Form 10-Q
period 1996-03-31
SCHLUMBERGER LTD /NY/
filed 1996-05-15
CIK 87347

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ------------------------------------------

FOR THE QUARTER ENDED:                                 COMMISSION FILE NO.:
    MARCH 31, 1996                                            1-4601
- - ---------------------                                  -------------------

                               SCHLUMBERGER N.V.
                             (SCHLUMBERGER LIMITED)
- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NETHERLANDS ANTILLES                                  52-0684746
- - -------------------------------                       -------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


    277 PARK AVENUE
    NEW YORK, NEW YORK, U.S.A.                                10172

    42 RUE SAINT-DOMINIQUE
    PARIS, FRANCE                                             75007

    LAAN VAN MEERDERVOORT 55
    THE HAGUE,
    THE NETHERLANDS                                          2517 AG
- - ---------------------------------                          -----------
(ADDRESSES OF PRINCIPAL EXECUTIVE                          (ZIP CODES)
            OFFICES)



REGISTRANT'S TELEPHONE NUMBER: (212) 350-9400



INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES     X           NO
                             -------            -------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   CLASS                      OUTSTANDING AT APRIL 30, 1996
       -----------------------------          -----------------------------
       COMMON STOCK, $0.01 PAR VALUE                   244,641,500

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1 : FINANCIAL STATEMENTS
- - -----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
         (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES)
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (UNAUDITED)



                                     (DOLLARS IN THOUSANDS)

                                      THREE MONTHS ENDED
                                          MARCH 31,
                                    ----------------------
                                       1996        1995
                                    ----------  ----------
REVENUE:
 OPERATING                          $2,027,828  $1,762,297
 INTEREST AND OTHER INCOME              17,370      23,878
                                    ----------  ----------
                                     2,045,198   1,786,175
                                    ----------  ----------


EXPENSES:
 COST OF GOODS SOLD AND SERVICES     1,549,603   1,336,462
 RESEARCH & ENGINEERING                110,799     103,285
 MARKETING                              73,190      65,923
 GENERAL                                85,259      85,602
 INTEREST                               17,343      20,526
 TAXES ON INCOME                        38,137      27,568
                                    ----------  ----------
                                     1,874,331   1,639,366
                                    ----------  ----------

NET INCOME                          $  170,867  $  146,809
                                    ==========  ==========



NET INCOME PER SHARE                $     0.70  $     0.61
                                    ==========  ==========

AVERAGE SHARES OUTSTANDING
 (THOUSANDS)                           243,358     242,052
                                    ==========  ==========



DIVIDENDS DECLARED PER SHARE        $    0.375  $     0.30
                                    ==========  ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SCHLUMBERGER LIMITED
                              --------------------
         (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES)
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (UNAUDITED)



                                                          (DOLLARS IN THOUSANDS)

                                                      MAR. 31,      DEC. 31,
ASSETS                                                  1996          1995
- - ------                                              ------------  ------------

CURRENT ASSETS:
CASH AND SHORT-TERM INVESTMENTS                     $ 1,025,814   $ 1,120,533
RECEIVABLES LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
 (1996 - $59,999; 1995 - $58,246)                     1,988,905     1,939,873
INVENTORIES                                             870,121       782,168
OTHER CURRENT ASSETS                                    209,751       181,129
                                                    -----------   -----------
                                                      4,094,591     4,023,703

LONG-TERM INVESTMENTS, HELD TO MATURITY                 279,972       279,950

FIXED ASSETS:
PROPERTY, PLANT AND EQUIPMENT                         9,198,441     9,108,107
LESS ACCUMULATED DEPRECIATION                        (6,089,214)   (5,989,649)
                                                    -----------   -----------
                                                      3,109,227     3,118,458
EXCESS OF INVESTMENT OVER NET ASSETS OF
 COMPANIES PURCHASED, LESS AMORTIZATION               1,308,611     1,330,490
OTHER ASSETS                                            165,720       157,499
                                                    -----------   -----------

                                                    $ 8,958,121   $ 8,910,100
                                                    ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
- - ----------------------------------

CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            $ 1,743,695   $ 1,773,605
ESTIMATED LIABILITY FOR TAXES ON INCOME                 287,058       299,841
BANK LOANS                                              530,828       515,703
DIVIDEND PAYABLE                                         91,776        91,706
LONG-TERM DEBT DUE WITHIN ONE YEAR                       86,493        83,417
                                                    -----------   -----------
                                                      2,739,850     2,764,272

LONG-TERM DEBT                                          568,475       613,404
POSTRETIREMENT BENEFITS                                 363,207       354,830
OTHER LIABILITIES                                       198,784       213,577
                                                    -----------   -----------
                                                      3,870,316     3,946,083
                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
COMMON STOCK                                            753,621       737,328
INCOME RETAINED FOR USE IN THE BUSINESS               6,733,571     6,654,072
TREASURY STOCK AT COST                               (2,380,412)   (2,414,577)
TRANSLATION ADJUSTMENT                                  (18,975)      (12,806)
                                                    -----------   -----------
                                                      5,087,805     4,964,017
                                                    -----------   -----------

                                                    $ 8,958,121   $ 8,910,100
                                                    ===========   ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SCHLUMBERGER LIMITED
                              --------------------
         (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES)
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (UNAUDITED)


                                                          (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1996        1995
                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                       $ 170,867   $ 146,809
   ADJUSTMENTS TO RECONCILE NET INCOME TO
    CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                    217,013     198,930
     EARNINGS OF COMPANIES CARRIED AT EQUITY,
      LESS DIVIDENDS RECEIVED (DIVIDENDS:
      1996 - $133 ; 1995 - $0)                            727      (1,077)
        PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE     4,318       2,511
        OTHER ADJUSTMENTS                                (652)       (822)
        CHANGE IN OPERATING ASSETS AND LIABILITIES:
          INCREASE IN RECEIVABLES                     (63,502)    (42,001)
          INCREASE IN INVENTORIES                     (94,459)    (42,147)
          DECREASE IN ACCOUNTS PAYABLE AND
           ACCRUED LIABILITIES                        (17,639)    (44,412)
          (DECREASE) INCREASE IN ESTIMATED
           LIABILITY FOR TAXES ON INCOME              (11,927)        506
          OTHER - NET                                 (45,683)    (34,129)
                                                    ---------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES          159,063     184,168
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASES OF FIXED ASSETS                          (219,236)   (201,659)
  SALES/RETIREMENTS OF FIXED ASSETS                    19,039      18,416
  DECREASE IN INVESTMENTS                             112,765      63,748
  PAYMENT FOR PURCHASE OF BUSINESSES                        -     (53,513)
  (INCREASE) DECREASE IN OTHER ASSETS                    (422)      6,914
                                                    ---------   ---------
    NET CASH USED IN INVESTING ACTIVITIES             (87,854)   (166,094)
                                                    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  DIVIDENDS PAID                                      (91,151)    (72,907)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS              50,534       1,977
  PURCHASE OF TREASURY SHARES                               -     (19,667)
  PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT              9,095       4,282
  PAYMENTS OF PRINCIPAL ON LONG-TERM DEBT             (38,849)     (4,596)
  NET INCREASE IN SHORT-TERM DEBT                      18,135      67,731
                                                    ---------   ---------
    NET CASH USED IN FINANCING ACTIVITIES             (52,236)    (23,180)
                                                    ---------   ---------

NET INCREASE (DECREASE) IN CASH                        18,973      (5,106)

CASH, BEGINNING OF PERIOD                              72,515       7,671
                                                    ---------   ---------

CASH, END OF PERIOD                                 $  91,488   $  52,565
                                                    =========   =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SCHLUMBERGER LIMITED
                              --------------------
         (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES)
                            AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)


IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE FINANCIAL POSITION AND THE RESULTS OF OPERATIONS HAVE BEEN MADE IN THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS. THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES ARE SUMMARIZED IN ITS 1995 ANNUAL REPORT. THESE POLICIES HAVE BEEN CONSISTENTLY APPLIED DURING THE INTERIM PERIOD PRESENTED IN THIS REPORT. THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF OPERATIONS THAT MAY BE EXPECTED FOR THE ENTIRE YEAR.


INCOME TAX EXPENSE
- - ------------------

THE COMPANY AND ITS SUBSIDIARIES OPERATE IN OVER 100 TAXING JURISDICTIONS.

THE COMPANY'S US CONSOLIDATED GROUP HAS A NET OPERATING LOSS CARRYFORWARD OF $520 MILLION AND NET DEDUCTIBLE TEMPORARY DIFFERENCES OF $635 MILLION AT MARCH 31, 1996. SIGNIFICANT TEMPORARY DIFFERENCES PERTAIN TO POSTRETIREMENT MEDICAL BENEFITS, FIXED ASSETS AND ENVIRONMENTAL REMEDIATION PROJECTS. MOST OF THE CARRYFORWARD WILL EXPIRE IN THE YEARS 2002-2003.

NO DEFERRED TAX ASSET RELATED TO THE CARRYFORWARDS HAS BEEN RECORDED AS THE COMPANY HAS CONCLUDED THAT A FULL VALUATION ALLOWANCE REMAINS APPROPRIATE IN LIGHT OF THE COMPANY'S HISTORICAL EXPERIENCE IN ITS US OPERATIONS WHERE THERE IS UNCERTAINTY WITH RESPECT TO THE ABILITY TO FORECAST WITH ACCEPTABLE ACCURACY A SUFFICIENTLY HIGH LEVEL OF SUSTAINED PROFITABILITY TO JUSTIFY THE RECORDING OF AN INCOME TAX ASSET, THE REALIZATION OF WHICH IS DEPENDENT UPON FUTURE OPERATING RESULTS. IN ADDITION, RAPID CHANGES IN MARKET CONDITIONS AND THE FACT THAT THE US OPERATIONS HAVE BEEN IN A TAX LOSS CARRYFORWARD POSITION FOR TEN YEARS ARE OTHER FACTORS TAKEN INTO CONSIDERATION.

THE EFFECT OF THE US OPERATING LOSS CARRYFORWARD IS A SIGNIFICANT RECONCILING ITEM BETWEEN THE US STATUTORY FEDERAL TAX RATE (35%) AND THE COMPANY'S EFFECTIVE TAX RATE. THE OPERATING LOSS CARRYFORWARD HAD THE EFFECT OF REDUCING MARCH 31, 1996 AND 1995 INCOME TAX EXPENSE BY $17 MILLION AND $16 MILLION, RESPECTIVELY. EXCLUDING THE EFFECT OF THE LOSS CARRYFORWARD, THE COMPANY'S EFFECTIVE TAX RATES WOULD HAVE BEEN ABOUT 26% AND 25% IN THE PERIODS ENDED MARCH 31, 1996 AND 1995, RESPECTIVELY.

CONTINGENCIES
- - -------------

THE COMPANY AND ITS SUBSIDIARIES COMPLY WITH GOVERNMENT LAWS AND REGULATIONS AND RESPONSIBLE MANAGEMENT PRACTICES FOR THE PROTECTION OF THE ENVIRONMENT. THE CONSOLIDATED BALANCE SHEET INCLUDES ACCRUALS FOR THE ESTIMATED FUTURE COSTS ASSOCIATED WITH CERTAIN ENVIRONMENTAL REMEDIATION ACTIVITIES RELATED TO THE PAST USE OR DISPOSAL OF HAZARDOUS MATERIALS. SUBSTANTIALLY ALL SUCH COSTS RELATE TO DIVESTED OPERATIONS AND TO FACILITIES OR LOCATIONS THAT ARE NO LONGER IN OPERATION. DUE TO A NUMBER OF UNCERTAINTIES, INCLUDING UNCERTAINTY OF TIMING, THE SCOPE OF REMEDIATION, FUTURE TECHNOLOGY, REGULATORY CHANGES AND OTHER FACTORS, IT IS POSSIBLE THAT THE ULTIMATE REMEDIATION COSTS MAY EXCEED THE AMOUNTS ACCRUED. HOWEVER, IN THE OPINION OF MANAGEMENT, SUCH ADDITIONAL COSTS ARE NOT EXPECTED TO BE MATERIAL RELATIVE TO CONSOLIDATED LIQUIDITY, FINANCIAL POSITION OR FUTURE RESULTS OF OPERATIONS.

IN A CASE IN TEXAS INVOLVING THE VALIDITY OF A 1988 SETTLEMENT AND RELEASE IN CONNECTION WITH AN INCIDENTAL BUSINESS VENTURE, THE TRIAL COURT, IN 1993, RENDERED A JUDGMENT NOTWITHSTANDING THE VERDICT OF THE JURY, EXONERATING SCHLUMBERGER FROM ANY LIABILITY. IN LATE 1994, A TEXAS COURT OF APPEALS REVERSED THE TRIAL COURT JUDGMENT AND REINSTATED THE JURY AWARD OF ABOUT $75 MILLION AGAINST SCHLUMBERGER. THE TEXAS SUPREME COURT GRANTED THE SCHLUMBERGER MOTION TO HEAR THE CASE. ORAL ARGUMENT WAS HELD BEFORE THE TEXAS SUPREME COURT ON OCTOBER 11, 1995. SCHLUMBERGER AND OUTSIDE COUNSEL BELIEVE THE DECISION OF THE TRIAL COURT WAS CORRECT. CONSEQUENTLY, NO PROVISION HAS BEEN MADE IN THE CONSOLIDATED FINANCIAL STATEMENTS FOR THIS MATTER.

IN MAY 1996, IN A CASE INVOLVING A $3 MILLION CONTRACT DISPUTE, THE TRIAL COURT IN JOHNSON COUNTY, TEXAS, ENTERED JUDGMENT ON JURY FINDINGS ADVERSE TO SCHLUMBERGER FOR $23 MILLION IN DAMAGES, WHICH HAS BEEN DOUBLED, PLUS ATTORNEY'S FEES AND INTEREST. THE COMPANY AND ITS OUTSIDE COUNSEL BELIEVE THE FINDINGS AND THE JUDGMENT ARE NOT SUPPORTED BY THE EVIDENCE AND LAW, AND WILL APPEAL. ACCORDINGLY, NO PROVISION HAS BEEN MADE IN THE ACCOMPANYING FINANCIAL STATEMENT FOR THIS MATTER.

IN ADDITION, THE COMPANY AND ITS SUBSIDIARIES ARE PARTY TO VARIOUS OTHER LEGAL PROCEEDINGS. ALTHOUGH THE ULTIMATE DISPOSITION OF THESE PROCEEDINGS IS NOT PRESENTLY DETERMINABLE, IN THE OPINION OF THE COMPANY ANY LIABILITY THAT MIGHT ENSUE WOULD NOT BE MATERIAL IN RELATION TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - --------------------------------------------------------------------------------
OF OPERATIONS
- - -------------

               FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995
               -------------------------------------------------

FIRST QUARTER NET INCOME OF $171 MILLION AND EARNINGS PER SHARE OF $0.70 WERE 16% AND 15% HIGHER, RESPECTIVELY, THAN THE SAME PERIOD LAST YEAR.

OPERATING REVENUE OF $2.03 BILLION WAS 15% ABOVE FIRST QUARTER 1995.

OILFIELD SERVICES POSTED A 21% INCREASE IN REVENUE AS RIG COUNT ROSE 3%. DURING THE QUARTER, ACTIVITY INCREASED IN KEY MARKETS, MAINLY OUTSIDE NORTH AMERICA, POSITIVELY IMPACTING ALL PRODUCT LINES.

MEASUREMENT & SYSTEMS REVENUE WAS 5% HIGHER THAN THE SAME PERIOD LAST YEAR, WITH ELECTRONIC TRANSACTIONS AND AUTOMATIC TEST EQUIPMENT CONTRIBUTING SIGNIFICANTLY.


BUSINESS REVIEW                                        (STATED IN MILLIONS)

                          OILFIELD SERVICES       MEASUREMENT & SYSTEMS
                     --------------------------  -----------------------
FIRST QUARTER          1996     1995   % CHANGE   1996    1995  % CHANGE
- - -------------        -------  -------  --------  -----   -----  --------
OPERATING REVENUE    $ 1,353  $ 1,118     21%    $ 676   $ 646     5%
OPERATING INCOME(1)  $   177  $   137     29%    $  32   $  32     -

  (1) OPERATING INCOME REPRESENTS INCOME BEFORE INCOME TAXES, EXCLUDING INTEREST EXPENSE AND INTEREST AND OTHER INCOME.


OILFIELD SERVICES

OILFIELD SERVICES OPERATING REVENUE INCREASED 21%, COMPARED WITH THE SAME PERIOD LAST YEAR, WITH SIGNIFICANT CONTRIBUTIONS FROM ALL PRODUCT LINES. NORTH AMERICA AND OUTSIDE NORTH AMERICA REVENUES WERE UP 6% AND 28%, RESPECTIVELY, AND REPRESENTED 18% AND 49% OF CONSOLIDATED REVENUE, RESPECTIVELY.

OPERATING INCOME DECLINED $5 MILLION IN NORTH AMERICA. OUTSIDE NORTH AMERICA, OPERATING INCOME INCREASED $47 MILLION. THE QUARTER INCLUDES AN OPERATING LOSS OF $12 MILLION IN SEISMIC OPERATIONS, WHICH REPRESENTS A SIGNIFICANT IMPROVEMENT COMPARED WITH THE LAST QUARTER OF 1995.

IN NORTH AMERICA, ACTIVITY IN THE GULF OF MEXICO WAS SLIGHTLY UP, WHILE
LAND OPERATIONS WERE FLAT. RIG COUNT FOR THE QUARTER INCREASED 2%. RAPID DEPLOYMENT OF PLATFORM EXPRESS* WIRELINE LOGGING TECHNOLOGY CONTINUED, AND THE GEOSTEERING* TOOL WAS SUCCESSFULLY INTRODUCED IN CANADA.

OUTSIDE NORTH AMERICA, RIG COUNT INCREASED 4%. STRONG ACTIVITY IN SOUTH AMERICA, THE NORTH SEA, EUROPE AND AFRICA CONTRIBUTED SIGNIFICANTLY TO THE GROWTH. RESULTS WERE FUELED BY THE ACCELERATED INTRODUCTION OF NEW TECHNOLOGY, INCLUDING PLATFORM EXPRESS SERVICES, WHICH CLEARLY PROVIDES ADDED VALUE TO CUSTOMERS. DEMAND INCREASED OFFSHORE WEST AFRICA FOR SEMISUBMERSIBLE DRILLING RIGS, AND DAYRATES IN THE NORTH SEA CONTINUED

TO CLIMB. COMPARED WITH THE FIRST QUARTER 1995, OUR AVERAGE OFFSHORE RIG UTILIZATION RATE INCREASED FROM 86% TO 93%. AT MARCH 31, 1996, OUR FLEET CONSISTED OF 77 RIGS: 33 LAND AND 44 OFFSHORE, NOW INCLUDING THE LAFFIT PINCAY AND ACTINIA, WHICH ARE OPERATED UNDER MANAGEMENT CONTRACTS. DURING THE QUARTER, MARINE SEISMIC STREAMER CAPACITY WAS INCREASED WITH SIGNIFICANT UPGRADES TO THE THREE VESSELS, GECO TOPAZ, SEISRANGER AND LONGVA. FOR LAND SEISMIC, STRONG BACKLOG EXISTS IN THE MIDDLE EAST WITH NEW OPERATIONS COMMENCING IN KUWAIT. LWD AND MWD TECHNOLOGIES CONTINUED THEIR DOUBLE-DIGIT GROWTH. SLIM1* MWD SERVICES ARE SUCCESSFULLY BEING USED TO ADDRESS THE GROWING REENTRY DRILLING MARKET. DIRECTIONAL DRILLING SERVICES GREW 51%. DRILLING FLUIDS CONTINUED TO GENERATE SUPERIOR RESULTS WHILE GAINING WIDE CLIENT ACCEPTANCE WITH VISPLEX* AND ULTIDRILL* FLUIDS. SOFTWARE PRODUCTS, INCLUDING NEWLY ACQUIRED RESERVOIR TECHNOLOGIES, INCREASED 33% OVER A VERY STRONG FIRST QUARTER LAST YEAR. GAINS ACHIEVED IN SOFTWARE PRODUCTS ARE DUE TO A COMBINATION OF NEW PRODUCT RELEASES AND INCREASED SHARE OF EXISTING MARKETS.


MEASUREMENT & SYSTEMS

REVENUE WAS UP 5% FROM LAST YEAR REFLECTING CONTINUED STRONG GROWTH AT ELECTRONIC TRANSACTIONS AND AUTOMATIC TEST EQUIPMENT. ORDERS WERE IN LINE WITH LAST YEAR.

MEASUREMENT & SYSTEMS OPERATING INCOME WAS FLAT, DUE PRIMARILY TO HIGHER RESEARCH EXPENSES, ESPECIALLY AT ATE, COSTS ASSOCIATED WITH THE EXPANSION OF EXISTING PRODUCTS INTO NEW MARKETS AND PRESSURE ON PRICES.

ELECTRONIC TRANSACTIONS REVENUE WAS UP 16%, REFLECTING CONTINUED STRONG
GROWTH OF SMART CARDS IN CHINA AND THE ACQUISITION OF DANYL, A UNITED STATES POINT-OF-SALE TERMINAL MANUFACTURER. THE FIRST DELIVERIES OF SMART CARDS WERE MADE FOR THE ATLANTA OLYMPICS, WHERE ELECTRONIC TRANSACTIONS IS THE MAJOR CARD SUPPLIER. ORDERS INCREASED 12%, REFLECTING EXPANDED CARD DEMAND, INCLUDING LARGE ORDERS FOR SUBSCRIBER IDENTITY MODULE (SIM) CARDS IN ASIA AND THE UNITED STATES. AUTOMATIC TEST EQUIPMENT EXPERIENCED REVENUE GROWTH OF 5%, REFLECTING HIGHER SHIPMENTS AT DIAGNOSTIC SYSTEMS, PARTICULARLY OF IDS10000* UNITS. ORDERS ROSE 14% WITH SIGNIFICANTLY STRONGER DEMAND AT TEST SYSTEMS AND AUTOMATED SYSTEMS. REVENUE IN OUR ELECTRICITY MANAGEMENT, WATER MANAGEMENT AND GAS MANAGEMENT BUSINESS INCREASED 2%, PRIMARILY DUE TO THE STRONG DEMAND FOR PREPAYMENT AND MULTIFUNCTION METERS IN THE UK, AEG ELECTROMECHANICAL METERS IN GERMANY, A MORE AGGRESSIVE REPLACEMENT POLICY FROM SERVICE COMPANIES IN THE FRENCH WATER METER ALLOCATION MARKET AND A RECOVERY OF GAS PRESSURE REGULATION STATIONS. ORDERS DECLINED 4% FROM THE PRIOR YEAR, REFLECTING STRONG PRICING PRESSURES.


INTEREST AND OTHER INCOME DECREASED $7 MILLION FROM THE FIRST QUARTER OF 1995 PRIMARILY DUE TO THE DECLINING INTEREST RATES COMBINED WITH LOWER AVERAGE INVESTMENTS. GROSS MARGIN OF 24% REMAINED FLAT COMPARED WITH THE SAME QUARTER LAST YEAR. RESEARCH AND ENGINEERING EXPENSE INCREASED 7% FROM LAST YEAR BUT DECREASED TO 5.5% OF OPERATING REVENUE FROM 5.9% IN 1995. MARKETING EXPENSE WAS UP 11%. GENERAL EXPENSE, EXPRESSED AS A PERCENTAGE OF OPERATING REVENUE, DECREASED FROM 4.9% TO 4.2%. INTEREST EXPENSE DECREASED $3 MILLION, FROM THE FIRST QUARTER LAST YEAR AS THE DECLINE IN INTEREST RATES MORE THAN OFFSET SLIGHTLY HIGHER AVERAGE DEBT BALANCES.

*MARK OF SCHLUMBERGER

                          PART II.  OTHER INFORMATION
                          ---------------------------

 ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 ------------------------------------------------------------
 (A) THE ANNUAL GENERAL MEETING OF STOCKHOLDERS OF THE REGISTRANT ("THE MEETING") WAS HELD ON APRIL 10, 1996.

 (B) AT THE MEETING, THE NUMBER OF DIRECTORS WAS FIXED AT 10 AND THE FOLLOWING-NAMED 10 INDIVIDUALS WERE ELECTED TO COMPRISE THE ENTIRE BOARD OF DIRECTORS OF THE REGISTRANT, EACH TO HOLD OFFICE UNTIL THE NEXT ANNUAL GENERAL MEETING OF STOCKHOLDERS AND UNTIL A DIRECTOR'S SUCCESSOR IS ELECTED AND QUALIFIED OR UNTIL A DIRECTOR'S DEATH, RESIGNATION OR REMOVAL. ALL OF THE NOMINEES WERE DIRECTORS WHO WERE PREVIOUSLY ELECTED BY THE STOCKHOLDERS.

     DON E. ACKERMAN
     D. EUAN BAIRD
     DENYS HENDERSON
     ANDRE LEVY-LANG
     WILLIAM T. MCCORMICK, JR.
     DIDIER PRIMAT
     NICOLAS SEYDOUX
     LINDA GILLESPIE STUNTZ
     SVEN ULLRING
     EIJI UMENE

 (C) IN ADDITION TO THE ELECTION OF DIRECTORS, THE MEETING VOTED TO APPROVE THE COMPANY'S CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 1995, AND ITS CONSOLIDATED STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE DECLARATION OF DIVIDENDS REFLECTED IN THE COMPANY'S 1995 ANNUAL REPORT TO STOCKHOLDERS AND TO APPROVE THE APPOINTMENT OF PRICE WATERHOUSE AS INDEPENDENT PUBLIC ACCOUNTANTS TO AUDIT THE ACCOUNTS OF THE COMPANY FOR THE YEAR 1996.

          THE VOTES CAST FOR THE ELECTION OF DIRECTORS, FOR THE APPROVAL OF FINANCIAL STATEMENTS, AND FOR THE APPROVAL OF THE APPOINTMENT OF PRICE WATERHOUSE WERE AS FOLLOWS:

                                      FOR               WITHHELD
                                  -----------           ---------
     DON E. ACKERMAN              209,398,180             439,042
     D. EUAN BAIRD                209,444,748             392,474
     DENYS HENDERSON              209,474,093             363,129
     ANDRE LEVY-LANG              208,296,306           1,540,916
     WILLIAM T. MCCORMICK, JR.    209,492,337             344,885
     DIDIER PRIMAT                209,502,097             335,125
     NICOLAS SEYDOUX              209,490,815             346,407
     LINDA GILLESPIE STUNTZ       209,437,598             399,624
     SVEN ULLRING                 209,482,288             354,934
     EIJI UMENE                   209,147,097             690,125

                        FOR         AGAINST    ABSTAIN      NON-VOTE
                    -----------     -------   ---------   -----------

FINANCIALS:         200,735,977     226,796   8,302,317      572,132
- - -----------

PRICE WATERHOUSE:   204,073,513     182,829   5,580,880        - 0 -
- - -----------------



       ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K
       -----------------------------------------


          (A) EXHIBITS :  NONE


          (B) REPORTS ON FORM 8-K :  NONE



                                   SIGNATURE
                                   ---------

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED AND IN HIS CAPACITY AS PRINCIPAL FINANCIAL OFFICER.



                                           SCHLUMBERGER LIMITED
                                               (REGISTRANT)



DATE: MAY 15, 1996                         /S/ ARTHUR LINDENAUER
      ------------                   -----------------------------------
                                             ARTHUR LINDENAUER
                                     EXECUTIVE VICE PRESIDENT -  FINANCE
                                        AND CHIEF FINANCIAL OFFICER