Form 10-Q
period 1996-06-30
SCHLUMBERGER LTD /NY/
filed 1996-08-14
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                ---------------------------------------------------


                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              ---------------------------------------------------

For the Quarter ended:                        Commission file No.:
    June 30, 1996                                   1-4601
- ---------------------                        ------------------------


                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
                ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                                  52-0684746
    --------------------                                  ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                                   10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                                75007

  LAAN VAN MEERDERVOORT 55
  THE HAGUE,
  THE NETHERLANDS                                              2517 AG
- -------------------------------                            ---------------
(Addresses of principal executive                           (Zip Codes)
  offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                           NO
                 ------                           ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                       Outstanding at July 31, 1996
- -----------------                                 ----------------------------

COMMON STOCK, $0.01 PAR VALUE                            244,966,036

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1 : Financial Statements
- -----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)



                                                          Periods Ended June 30,
                                            --------------------------------------------------
                                                  Second Quarter              Six Months
                                            --------------------------  ----------------------
                                               1996            1995        1996        1995
                                            ----------      ----------  ----------  ----------

                                                          (Dollars in thousands)
REVENUE:
 Operating                                  $2,150,790      $1,877,081  $4,178,618  $3,639,378
 Interest and other income                      16,067          22,181      33,437      46,059
                                            ----------      ----------  ----------  ----------
                                             2,166,857       1,899,262   4,212,055   3,685,437
                                            ----------      ----------  ----------  ----------


EXPENSES:
 Cost of goods sold and services             1,631,997       1,417,745   3,181,600   2,754,207
 Research & engineering                        114,740         104,947     225,539     208,232
 Marketing                                      75,334          69,428     148,524     135,351
 General                                        88,683          88,487     173,942     174,089
 Interest                                       18,120          21,472      35,463      41,998
 Taxes on income                                41,265          30,329      79,402      57,897
                                            ----------      ----------  ----------  ----------
                                             1,970,139       1,732,408   3,844,470   3,371,774
                                            ----------      ----------  ----------  ----------

Net Income                                  $  196,718      $  166,854  $  367,585 $   313,663
                                            ==========      ==========  ========== ===========


Net Income Per Share                        $     0.80      $     0.69  $     1.50  $     1.30
                                            ==========      =========== ==========  ==========


Avg. shares outstanding (thousands)            244,670         241,887     244,014     241,970
                                            ==========      =========== ==========  ==========

Dividends declared per share                $    0.375      $    0.375  $    0.750  $    0.675
                                            ==========      ==========  ==========  ==========


                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                                                 Jun. 30,     Dec. 31,
                                                                   1996         1995
                                                               -----------   -----------
ASSETS                                                          (Dollars in thousands)
- ------

CURRENT ASSETS:
Cash and short-term investments                                $ 1,157,535   $ 1,120,533
Receivables less allowance for doubtful accounts
 (1996 - $46,586; 1995 - $58,246)                                2,100,669     1,939,873
Inventories                                                        914,117       782,168
Other current assets                                               207,139       181,129
                                                               -----------   -----------
                                                                 4,379,460     4,023,703

LONG-TERM INVESTMENTS, HELD TO MATURITY                            207,885       279,950

FIXED ASSETS:
Property, plant and equipment                                    9,315,445     9,108,107
Less accumulated depreciation                                   (6,157,159)   (5,989,649)
                                                               -----------   -----------
                                                                 3,158,286     3,118,458
EXCESS OF INVESTMENT OVER NET ASSETS OF
          COMPANIES PURCHASED, less amortization                 1,294,555     1,330,490
OTHER ASSETS                                                       166,950       157,499
                                                               -----------   -----------

                                                               $ 9,207,136   $ 8,910,100
                                                               ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                       $ 1,790,105   $ 1,773,605
Estimated liability for taxes on income                            273,384       299,841
Bank loans                                                         595,043       515,703
Dividend payable                                                    92,238        91,706
Long-term debt due within one year                                  88,829        83,417
                                                               -----------   -----------
                                                                 2,839,599     2,764,272

LONG-TERM DEBT                                                     577,051       613,404
POSTRETIREMENT BENEFITS                                            370,740       354,830
OTHER LIABILITIES                                                  187,822       213,577
                                                               -----------   -----------
                                                                 3,975,212     3,946,083
                                                               -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock                                                       763,120       737,328
Income retained for use in the business                          6,838,462     6,654,072
Treasury stock at cost                                          (2,348,706)   (2,414,577)
Translation adjustment                                             (20,952)      (12,806)
                                                               -----------   -----------
                                                                 5,231,924     4,964,017
                                                               -----------   -----------

                                                               $ 9,207,136   $ 8,910,100
                                                               ===========   ===========

                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (Unaudited)




                                                           (Dollars in thousands)

                                                              Six Months Ended
                                                                 June 30,
                                                               1996        1995
                                                            ---------   ---------

Cash flows from operating activities:
  Net income                                                $ 367,585   $ 313,663
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation and amortization                             436,682     402,643
    Earnings of companies carried at equity,
     less dividends received (Dividends:
     1996 - $133 ; 1995 - $0)                                   2,743      (5,240)
      Provision for losses on accounts receivable               7,922       3,859
      Other adjustments                                        (1,298)     (1,622)
      Change in operating assets and liabilities:
        (Increase) decrease in receivables                   (185,987)     18,396
        Increase in inventories                              (145,519)    (73,060)
        Increase (decrease) in accounts payable
          and accrued liabilities                              13,411     (64,696)
        (Decrease) increase in estimated
          liability for taxes on income                       (25,208)      5,882
        Other - net                                           (47,353)    (40,863)
                                                            ---------   ---------
    Net cash provided by operating activities                 422,978     558,962
                                                            ---------   ---------

Cash flows from investing activities:
  Purchases of fixed assets                                  (499,484)   (447,158)
  Sales/retirements of fixed assets                            39,629      30,708
  Decrease in investments                                      45,903       8,207
  Payment for purchase of businesses                           (6,050)    (55,749)
  (Increase) decrease in other assets                            (207)     11,648
                                                            ---------   ---------
    Net cash used in investing activities                    (420,209)   (452,344)
                                                            ---------   ---------

Cash flows from financing activities:
  Dividends paid                                             (182,519)   (145,437)
  Proceeds from exercise of stock options                      92,122      10,493
  Proceeds from employee stock purchase plan                   25,193      23,500
  Purchase of treasury shares                                       -     (37,400)
  Proceeds from issuance of long-term debt                     40,978     122,580
  Payments of principal on long-term debt                     (52,152)   (113,642)
  Net increase in short-term debt                              85,738      32,116
                                                            ---------   ---------
    Net cash provided by (used in)
     financing activities                                       9,360    (107,790)
                                                            ---------   ---------

Net increase (decrease) in cash                                12,129      (1,172)

Cash, beginning of period                                      72,515      57,671
                                                            ---------   ---------

Cash, end of period                                         $  84,644   $  56,499
                                                            =========   =========


                See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated In The Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1995 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year.


INCOME TAX EXPENSE
- ------------------

The Company and its subsidiaries operate in over 100 taxing jurisdictions.

The Company's US consolidated group has a net operating loss carryforward of $470 million and net deductible temporary differences of $650 million at June 30, 1996. Significant temporary differences pertain to postretirement medical benefits, fixed assets and environmental remediation projects. Most of the carryforward will expire in the years 2002-2003.

No deferred tax asset related to the carryforwards has been recorded as of June 30, 1996. The Company believed that a full valuation allowance remained appropriate.

The effect of the US operating loss carryforward is a significant reconciling item between the US statutory federal tax rate (35%) and the Company's effective tax rate. The operating loss carryforward had the effect of reducing income tax expense by $20 million ($0.08 per share) and $13 million ($0.06 per share), respectively, in the three month periods ended June 30, 1996 and 1995.
Excluding the effect of the loss carryforward, the Company's effective tax rates would have been about 26% and 22% in the three month periods ended June 30, 1996 and 1995, respectively.

CONTINGENCIES
- -------------

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

              Second Quarter 1996 Compared to Second Quarter 1995
              ---------------------------------------------------

Second quarter net income of $197 million and earnings per share of $0.80 were 18% and 16% higher, respectively, than the same period last year.

Operating revenue of $2.15 billion was 15% above second quarter 1995.

Oilfield Services posted a 22% increase in revenue as rig count worldwide rose 7%. All product lines contributed significantly to this quarter's results, including a profitable contribution from Geco-Prakla.

Measurement & Systems revenue increased 2% compared to the same period last year, with strong growth from Electronic Transactions largely being offset by lower metering revenue.


                                BUSINESS REVIEW

                                               (stated in millions)

                           Oilfield Services      Measurement & Systems
                     --------------------------   ----------------------
Second Quarter          1996     1995  % change   1996    1995  % change
- --------------      --------  -------  --------  -----   -----  --------
Operating Revenue    $ 1,444  $ 1,183     22%    $ 708   $ 697     2 %
Operating Income(1)  $   215  $   164     31%    $  32   $  40   (21)%

 (1) Operating income represents income before income taxes, excluding interest expense and interest and other income.



                               OILFIELD SERVICES

  Operating revenue for Oilfield Services was 22% above last year. North America and outside North America revenues were up 21% and 23%, respectively, and represented 18% and 50% of consolidated revenue, respectively.

  In North America, the most notable revenue increases were from Dowell, Wireline & Testing and Geco-Prakla, which were 16%, 14% and 41%, respectively.

  Outside North America, revenue grew 15% at Wireline & Testing and 18% at Dowell. Also significant, revenue at Geco-Prakla and Sedco Forex rose 34% and 28%, respectively.

  Operating income increased $13 million in North America and $43 million outside North America. The quarter included a profitable contribution from Geco-Prakla.


North America

  Rig count increased 9% for the quarter. Activity increased significantly in the Gulf of Mexico, positively impacting all product lines.

  The new DeepSEA EXPRES* cementing technology was successfully introduced. This unique system improves the cementing of casing strings for subsea completions. The resulting reduction of downtime on floating drilling structures yields substantial savings for the client. The Laffit Pincay, a semisubmersible rig, completed its first full quarter of activity under Sedco Forex management following the completion of drilling-make-ready modifications. Information Technology and Data Management Services grew 39% compared to last year. In the latter, a significant three-year service contract with a major US oil company was secured to provide integrated information technology and data management for their exploration and production activities.


Outside North America

  Key contributions to growth came from West Africa, the North Sea and Latin America. Rig count for the quarter rose 4%.

  The successful deployment of PLATFORM EXPRESS* technology continued. Also being aggressively introduced is the Modular Configuration MAXIS* surface acquisition system. By combining this surface system with downhole wireline logging suites, including PLATFORM EXPRESS technology, we offer a complete and customized wireline logging system, setting a new standard for wellsite efficiency, reliability and data quality. During the quarter, a significant contract was secured in Norway, which includes measurements while drilling
  (MWD), logging while drilling (LWD), directional drilling, cementing, drilling and completion fluids services, coiled tubing and wireline logging services. In our seismic activities, we launched the new Quantified Quality Assurance
  (QQA) system, the first system to provide seismic quality control based on geophysical criteria. Additionally, major Land seismic contracts were successfully completed in Kazakhstan, France and Kuwait, and backlog in crew months increased 40%.

  Compared to the second quarter of 1995, our average offshore rig utilization rate increased from 88% to 94%, driven by a 100% utilization of jack-up rigs. The improvement in results was due to the increase in rig utilization, continued strengthening of offshore dayrates and fleet expansion. At June 30, 1996, our fleet consisted of 79 rigs: 33 land and 46 offshore, including three chartered semisubmersibles and two lake barges under management contract.

  RAPID* Reentry and Production Improvement Drilling services were formally introduced during the quarter. These services range from economic analysis for identifying wells that are suitable candidates for production improvement to providing the people, technology, tools and systems needed for well preparation, sidetracking, short- and medium-radius drilling, coiled tubing drilling and completion. During the quarter, a significant five-year agreement was signed for a customer's operations in London, Aberdeen and Copenhagen, for software and services, including installation of the Finder* data management system and the GeoFrame* integrated reservoir characterization system.

                             MEASUREMENT & SYSTEMS

  Revenue increased 2% from last year as continued strong growth at Electronic Transactions, particularly reflecting high demand for smart cards, was largely offset by a decline in the metering business. Orders were down 1% due to lower orders at Automatic Test Equipment and the weakening of most European currencies against the US dollar.

  Measurement & Systems operating income declined from last year principally due to changing market conditions which have severely impacted margins in the metering business, higher research and engineering expenses at ATE and costs associated with expansion into new areas.

  Electronic Transactions revenue was up 18% from the same period last year, reflecting 54% growth in smart cards, including shipments of electronic payment systems to the Atlanta Olympics. In addition, strong demand for subscriber identity module (SIM) cards in China continued. Orders increased 19%, reflecting large requests for payphone equipment in Europe and South America along with expanded card demand. ATE revenue increased 4%, driven by stronger sales at Diagnostic Systems, particularly of the IDS 5000HX*, and at Automated Systems. Orders deteriorated 35% from the same period last year on a slowdown in semiconductor capital equipment spending. Revenue in the Electricity Management, Water Management and Gas Management business decreased 2%. The decline was due to softening of market conditions in Germany, lower demand in the UK for prepayment meters and strong pricing pressures. Orders were flat. The deregulation of electricity and gas utilities in Europe has greatly affected the metering business. Changes in metering technology, uncertainty in the market place and pricing pressures have significantly offset the growth experienced by Electronic Transactions.


Interest and other income decreased $6 million from the second quarter of 1995 primarily due to lower investment balances as well as lower investment returns. Gross margin of 24% remained flat compared with the same quarter last year. Research and engineering expense increased 9% from last year but decreased to 5.3% of operating revenue from 5.6% in 1995. Marketing expense was up 9% but decreased to 3.5% of operating revenue from 3.7% in 1995. General expense, expressed as a percentage of operating revenue, decreased from 4.7% to 4.1%. Interest expense decreased $3 million from the second quarter last year due to sharply lower average borrowing rates.

                  First Half 1996 Compared to First Half 1995
                  -------------------------------------------

Income for the first six months of $368 million and earnings per share of $1.50 were 17% and 15% higher, respectively, than the same period last year.

Operating revenue for the first six months was $4.18 billion, up 15% from 1995.

Oilfield Services posted a 22% increase in revenue as rig count worldwide rose
5%.

Measurement & Systems revenue increased 3% compared to the same period last year mainly due to strong growth from Electronic Transactions.


                                BUSINESS REVIEW
                                                   (Stated in millions)

                          Oilfield Services       Measurement & Systems
                          -------------------- ------------------------
Six Months              1996     1995 % change    1996    1995 % change
- ----------           -------  ------- -------- ------- ------- --------
Operating Revenue    $ 2,797  $ 2,301     22%  $ 1,383 $ 1,343      3 %
Operating Income(1)  $   392  $   301     30%  $    64 $    72    (12)%


 (1) Operating income represents income before income taxes, excluding interest expense and interest and other income.


                               OILFIELD SERVICES

  Operating revenue for Oilfield Services was 22% above last year. North America and outside North America revenues were up 13% and 25%, respectively, and represented 18% and 50% of consolidated revenue, respectively.

  In North America, the most notable revenue increases were from Dowell, Wireline & Testing and Geco-Prakla, which were 9%, 11% and 16%, respectively.

  Outside North America, revenue grew 15% at Wireline & Testing and 24% at Dowell. Also significant, revenue at Geco-Prakla and Sedco Forex rose 29% and 34%, respectively.

  Operating income increased $8 million in North America and $91 million outside North America.


North America

  Rig count increased 5% over 1995. Activity increased in the Gulf of Mexico, positively impacting all product lines.

  Rapid deployment of PLATFORM EXPRESS* wireline logging technology continued, and the GeoSteering* tool was introduced in Canada with great success. The new DeepSEA EXPRES* cementing technology, a unique system improving the cementing of casing strings for subsea completions, was successfully introduced. The resulting reduction of downtime on floating drilling structures yields substantial savings for the client. Data Management Services secured a significant three-year service contract with a major US oil company to provide integrated information technology and data management for their exploration and production activities.


Outside North America

  Key contributions to growth came from Africa, particularly West Africa, the North Sea, Europe and Latin America. Rig count for the first six months rose 4%.

  The successful deployment of PLATFORM EXPRESS* technology continued. The Modular Configuration MAXIS* surface acquisition system was aggressively introduced. By combining this surface system with downhole wireline logging suites, including PLATFORM EXPRESS technology, we offer a complete and customized wireline logging system, setting a new standard for wellsite efficiency, reliability and data quality.

  Logging while drilling (LWD) and Measurements-while-drilling (MWD) technologies continued their strong growth. Drilling fluids continued to generate superior results while gaining wide client acceptance with VISPLEX* and ULTIDRILL* fluids. A significant contract was secured in Norway, which includes MWD, LWD, directional drilling, cementing, drilling and completion fluids services, coiled tubing and wireline logging services. In our seismic activities, we launched the new Quantified Quality Assurance (QQA) system, the first system to provide seismic quality control based on geophysical criteria.

  RAPID* Reentry and Production Improvement Drilling services were formally introduced. These services range from economic analysis for identifying wells that are suitable candidates for production improvement to providing the people, technology, tools and systems needed for well preparation, sidetracking, short- and medium-radius drilling, coiled tubing drilling and completion.


                             MEASUREMENT & SYSTEMS

  Revenue increased 3% from last year due to continued strong growth at Electronic Transactions, particularly reflecting high demand for smart cards. Orders were down 1% due to lower orders at Automatic Test Equipment and the metering business and the weakening of most European currencies against the US dollar.

  Measurement & Systems operating income declined from last year principally due to changing market conditions which have severely impacted margins in the metering business, higher research and engineering expenses especially at ATE, and costs associated with the expansion into new markets.

  Electronic Transactions revenue was up 17% from the same period last year reflecting strong growth in smart cards. Strong demand for subscriber identity module (SIM) cards in China continued. Orders increased 16%, reflecting expanded card demand and large requests for payphone equipment in Europe and South America.

  Ate revenue increased 4%, driven by stronger sales at Diagnostic Systems, particularly of the IDS 5000HX* and IDS 10000*, and at Automated Systems. Orders deteriorated 12% from the same period last year on a slowdown in semiconductor capital equipment spending. Revenue in the Electricity Management, Water Management and Gas Management business was flat, due to softening of market conditions in Germany, lower demand in the UK for prepayment meters and strong pricing pressures. Orders decreased 2% from the same period last year. The deregulation of electricity and gas utilities in Europe has greatly affected the metering business. Changes in metering technology, uncertainty in the market place and pricing pressures have significantly offset the growth experienced by Electronic Transactions and ATE.


Interest and other income decreased $13 million from the same period last year primarily due to lower investment balances as well as lower investment returns. Gross margin of 24% remained flat compared with last year. Research and engineering expense increased 8% from last year but decreased to 5.4% of operating revenue from 5.7% in 1995. Marketing expense was up 10% but decreased to 3.6% of operating revenue from 3.7% last year. General expense, expressed as a percentage of operating revenue, decreased from 4.8% to 4.2%. Interest expense decreased $7 million from the same period last year due to sharply lower average borrowing rates.



*Mark of Schlumberger

                          PART II.  OTHER INFORMATION
                          ---------------------------


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



                                                   Schlumberger Limited
                                                       (Registrant)



Date: August 14, 1996                              /s/ Arthur Lindenauer
      ---------------                               --------------------
                                                       Arthur Lindenauer
                                              Executive Vice President - Finance
                                                   and Chief Financial Officer