Form 10-Q
period 1996-09-30
SCHLUMBERGER LTD /NY/
filed 1996-11-13
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
               ------------------------------------------------

                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              -------------------------------------------------


For the Quarter ended:                          Commission file No.:
   SEPTEMBER 30, 1996                                  1-4601
----------------------                          --------------------



                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
     --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      NETHERLANDS ANTILLES                               52-0684746
      --------------------                               ----------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

   277 PARK AVENUE
   NEW YORK, NEW YORK, U.S.A.                             10172

   42 RUE SAINT-DOMINIQUE
   PARIS, FRANCE                                          75007

   LAAN VAN MEERDERVOORT 55
   THE HAGUE,
   THE NETHERLANDS                                        2517 AG
----------------------------------                    --------------
(Addresses of principal executive                       (Zip Codes)
      offices)



Registrant's telephone number:  (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                YES    X                         NO  ______
                    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at October 31, 1996
     ------------------                 -------------------------------
COMMON STOCK, $0.01 PAR VALUE                   246,288,129

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1 : Financial Statements
-----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)



                                                Periods Ended September 30,
                                    ----------------------------------------------------
                                           Third Quarter               Nine Months
                                           --------------              -----------
                                         1996          1995         1996         1995
                                    --------------  -----------  -----------  ----------

                                                        (DOLLARS IN THOUSANDS)
REVENUE:
 Operating                             $2,261,839    $1,918,781  $6,440,457   $5,558,159
 Interest and other income                 18,106        22,295      51,543       68,354
                                       ----------    ----------  ----------   ----------
                                        2,279,945     1,941,076   6,492,000    5,626,513
                                       ----------    ----------  ----------   ----------


EXPENSES:
 Cost of goods sold and services        1,751,739     1,445,031   4,933,339    4,209,238
 Research & engineering                   111,218       106,902     336,757      315,134
 Marketing                                 70,791        70,289     219,315      205,640
 General                                   88,776        83,814     262,718      257,903
 Interest                                  18,542        20,764      54,005       62,762
 Unusual items                            333,091             -     333,091            -
 Taxes on income                         (323,047)       35,478    (243,645)      93,375
                                       ----------    ----------  ----------   ----------
                                        2,051,110     1,772,278   5,895,580    5,144,052
                                       ----------    ----------  ----------   ----------
Net income                             $  228,835    $  168,798  $  596,420   $  482,461
                                       ==========    ==========  ==========   ==========


Net income per share                   $     0.93    $     0.70  $     2.43   $     2.00
                                       ==========    ==========  ==========   ==========


Avg. shares outstanding (thousands)       245,731       242,650     244,586      242,196
                                       ==========    ==========  ==========   ==========

Dividends declared per share           $    0.375    $    0.375  $    1.125   $    1.050
                                       ==========    ==========  ==========   ==========

                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                                     Sept. 30,     Dec. 31
                                                       1996          1995
                                                     ----------    ----------

                                                      (Dollars in thousands)

ASSETS
------
CURRENT ASSETS:
Cash and short-term investments                     $ 1,220,614    $1,120,533
Receivables less allowance for doubtful accounts
 (1996 - $53,297; 1995 - $58,246)                     2,180,433     1,939,873
Inventories                                             934,550       782,168
Deferred taxes on income                                196,230             -
Other current assets                                    216,196       181,129
                                                    -----------   -----------
                                                      4,748,023     4,023,703

LONG-TERM INVESTMENTS, HELD TO MATURITY                 244,861       279,950

FIXED ASSETS:
Property, plant and equipment                         9,446,086     9,108,107
Less accumulated depreciation                        (6,244,784)   (5,989,649)
                                                    -----------   -----------
                                                      3,201,302     3,118,458
EXCESS OF INVESTMENT OVER NET ASSETS OF
   COMPANIES PURCHASED, less amortization             1,176,300     1,330,490
DEFERRED TAXES ON INCOME                                226,959             -
OTHER ASSETS                                            175,294       157,499
                                                    -----------   -----------

                                                    $ 9,772,739   $ 8,910,100
                                                    ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities            $ 2,048,448   $ 1,773,605
Estimated liability for taxes on income                 338,126       299,841
Bank loans                                              589,364       515,703
Dividend payable                                         92,573        91,706
Long-term debt due within one year                       95,910        83,417
                                                    -----------   -----------
                                                      3,164,421     2,764,272

LONG-TERM DEBT                                          613,613       613,404
POSTRETIREMENT BENEFITS                                 378,226       354,830
OTHER LIABILITIES                                       193,924       213,577
                                                    -----------   -----------
                                                      4,350,184     3,946,083
                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock                                            805,589       737,328
Income retained for use in the business               6,975,122     6,654,072
Treasury stock at cost                               (2,341,056)   (2,414,577)
Translation adjustment                                  (17,100)      (12,806)
                                                    -----------   -----------
                                                      5,422,555     4,964,017
                                                    -----------   -----------
                                                    $ 9,772,739   $ 8,910,100
                                                    ===========   ===========

                See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)



                                                     (Dollars in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                        1996        1995
                                                     ---------   ---------
Cash flows from operating activities:
  Net income                                         $ 596,420   $ 482,461
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                      660,701     610,888
    Earnings of companies carried at equity,
     less dividends received (Dividends:
     1996 - $304 ; 1995 - $0)                            2,847      (7,656)
      Provision for losses on accounts receivable       16,460       9,055
      Other adjustments                                 (3,664)     (2,398)
      Change in operating assets and liabilities:
        Increase in receivables                       (268,831)    (47,738)
        Increase in inventories                       (160,523)    (99,115)
        Increase (decrease) in accounts payable
          and accrued liabilities                       38,898     (96,663)
        Increase in estimated liability
          for taxes on income                            8,827       8,665
        Other - net                                    (59,170)    (55,986)
                                                     ---------   ---------
    Net cash provided by operating activities          831,965     801,513
                                                     ---------   ---------

Cash flows from investing activities:
  Purchases of fixed assets                           (768,236)   (645,937)
  Sales/retirements of fixed assets                     65,774      42,501
  (Increase) decrease in investments                   (42,174)    108,407
  Payment for purchase of businesses                   (34,263)    (87,167)
  Increase in other assets                              (3,266)     24,368
                                                     ---------   ---------
    Net cash used in investing activities             (782,195)   (557,828)
                                                     ---------   ---------

Cash flows from financing activities:
  Dividends paid                                      (274,346)   (236,178)
  Proceeds from exercise of stock options              102,833      24,747
  Proceeds from employee stock purchase plan            38,949      36,166
  Purchase of treasury shares                                -     (40,552)
  Proceeds from issuance of long-term debt             129,472     176,750
  Payments of principal on long-term debt              (99,855)   (150,388)
  Net increase (decrease) in short-term debt            76,794     (60,666)
                                                     ---------   ---------
    Net cash used in financing activities
                                                       (26,153)   (250,121)
                                                     ---------   ---------

Net increase (decrease) in cash                         23,617      (6,436)

Cash, beginning of period                               72,515      57,671
                                                     ---------   ---------

Cash, end of period                                  $  96,132   $  51,235
                                                     =========   =========



                See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1995 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year.

In the third quarter, the Company recorded three unusual items which virtually offset each other and which are more fully explained in the following notes on "Unusual Items" and "Income Tax Expense".

UNUSUAL ITEMS:
--------------

The Company announced a charge of $300 million after tax in the third quarter related primarily to the Electricity & Gas and Geco-Prakla Land and Transition Zone businesses. During the quarter, the Electricity and Gas Management product lines were combined into a single business in response to the huge market and technology changes occurring in the energy supply sector. This combination will result in lower headcount, fewer manufacturing facilities and products. At Geco-Prakla, although the Land and Transition Zone businesses have improved, they are still in a loss position and accordingly, require radical changes in organization and structure, and the write-off of Land goodwill. The after tax charge of $300 million includes pre-tax charges of $112 million for severance and termination costs, other facilities' closure costs of $39 million, goodwill write-offs of $122 million, and other asset impairments/charges of $60 million.

The severance and termination costs relate to less than 5% of the worldwide workforce primarily in Europe and pertain to both manufacturing and operating personnel in about thirty locations. Most of the other facilities closure costs relate to the write down of buildings, equipment and other assets to net realizable value.

In addition, the Company recorded a charge of $58 million after tax, including a loss on the divestiture of the remaining defense-related activity, certain asset impairments and other charges. The amount is classified in cost of goods sold and services ($47 million) and taxes on income ($11 million).

INCOME TAX EXPENSE
------------------

With increasing profitability and strong outlook in the US, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences as of July 1, 1996. This resulted in a credit of $360 million.

At September 30, 1996, US deferred income taxes were $381 million and the valuation allowance was $63 million.

The Company and its subsidiaries operate in over 100 taxing jurisdictions.

The Company's US consolidated group has a net operating loss carryforward at September 30, 1996 of $356 million ($420 million at June 30, 1996) and net deductible temporary differences of $746 million (about the same as June 30, 1996). Significant temporary differences pertain to postretirement medical benefits, fixed assets and environmental remediation projects. Most of the tax loss carryforward will expire in the years 2002 - 2003.

The normal recurring provision for income taxes in the quarter was $59 million; effective tax rate was 21%.

CONTINGENCIES
-------------

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

               Third Quarter 1996 Compared to Third Quarter 1995
               -------------------------------------------------

Third quarter net income of $229 million and earnings per share of $0.93 were 36% and 33% higher, respectively, than the same period last year.

Operating revenue of $2.26 billion was 18% above third quarter 1995.

Oilfield Services posted a 28% increase in revenue as rig count worldwide rose 9%. All businesses contributed to the 68% growth in operating income.

Measurement & Systems revenue decreased 1% compared to the same period last year, as gains in Electronic Transactions were offset by a decline in the Metering business and Automatic Test Equipment.

In the third quarter, the Company recorded the following three unusual items which virtually offset each other:

 .  a credit of $360 million related to the recognition of a portion of the US tax loss carryforward and all temporary differences.
 .  a charge of $300 million after tax primarily related to
   Electricity & Gas and Geco-Prakla.
 . a charge of $58 million after tax including a loss on the divestiture of the remaining defense-related activity, certain asset impairments, and other charges.


                                BUSINESS REVIEW
                                                    (Stated in millions)

                          Oilfield Services       Measurement & Systems
                          -----------------       ---------------------
Third Quarter          1996     1995  % change   1996    1995  % change
-------------          ----     ----  --------   ----    ----  --------
Operating Revenue    $ 1,606  $ 1,256     28%    $ 657   $ 664    (1)%
Operating Income(1)  $   289  $   172     68%    $  19   $  35   (45)%

 (1) Operating income represents income before income taxes, excluding interest expense, interest and other income and unusual items.


OILFIELD SERVICES

Operating revenue for Oilfield Services was 28% above last year. Overall, this growth results from a significant increase in our rigless activities, rapid growth in new services such as PLATFORM EXPRESS*, a jump in offshore rig dayrates and the notable contribution of our Marine seismic business. Operating income increased 68%.

North America
In North America, revenue was up 26%, and represented 19% of consolidated revenue. The most notable increases were from Dowell and Geco-Prakla, which were up 24% and 54%, respectively. Operating income rose $35 million. Activity in the Gulf of Mexico continued at a high pace and significantly contributed to results. Rig count increased 12% for the quarter.

Outside North America

Outside North America, where the rig count rose 6%, revenue was up 29%, and represented 53% of consolidated revenue. Operating income rose $87 million. All businesses achieved strong growth, most significantly Geco-Prakla, Sedco Forex and GeoQuest with revenue increases of 48%, 47%, and 40%, respectively. Most geographic areas exhibited strength, with exceptionally strong activity coming from West Africa, the North Sea, Latin America and Asia.


On September 16, 1996, Schlumberger and Baker Hughes Incorporated signed a letter of intent calling for the establishment of strategic alliances between several of their product lines. These agreements will enhance product offerings and improve respective access to necessary complementary technology. They will also accelerate the development of new products and services in the field of intelligent completion systems.

During the third quarter, oil and gas companies continued efforts to lower their finding costs by relying on technology for cost-effective solutions. This trend was confirmed by our customers' desire to exploit complex deviated wells, including horizontal, reentry and extended-reach wells. Logging-while-drilling
(LWD) technologies and measurements-while-drilling (MWD) services were extensively used to provide solutions in these wellbores. For the quarter, LWD and MWD continued their remarkable progression with increases of 71% and 37%, respectively. In Argentina, a PowerPak* steerable motor and PowerPulse* MWD telemetry tool established a world record for footage drilled in a single run by drilling 15,446 feet in 12 1/4 inch hole, surpassing the old record by 2,277 feet.

In order to effectively maximize the production from horizontal wells, large sections of wellbore need to be perforated underbalanced (in underbalanced perforating the wellbore fluid pressure is kept below the formation pressure). Among other benefits, this procedure reduces formation damage while perforating, increasing the productivity of each well. From a customer-driven effort, a specially-designed FIV* Formation Isolation Valve tool was developed by Wireline & Testing to efficiently improve both operational safety and production after underbalanced perforating is performed. In recognition of its contribution to the safety of operations, FIV technology was recently awarded the 1996 Euroil Safety Technology Award.

The use of advanced software technology, coupled with the ability to easily locate and manipulate immense amounts of stored data, is essential in reducing finding costs and maximizing reservoir production. The commercialization of the CADE Office* suite of PC-based computer-aided design, execution and evaluation software products commenced. These user-friendly engineering programs, tailored to optimize each well, will be jointly marketed by Dowell and GeoQuest, exemplifying our ability to integrate services.

GeoQuest, which had a 67% increase in Software Products sales, released significant new versions of its GeoFrame-based products including various geological interpretation packages. IT and Data Management services soared 79% above last year with strong contributions from North America, Africa/Mediterranean, the Middle East and Latin America.

During the quarter, the Marine Seismic division of Geco-Prakla continued its success based on strong activity, favorable weather conditions, efficiencies generated by the Monowing* multistreamer towing technology and the Trilogy* onboard data management system. Ten Marine vessels have successfully surveyed with six-streamer/dual source configurations. Aided by further introduction of the new-generation Olympus-IMS* field information management system, productivity has improved in Land seismic, mainly in the Middle East and Africa.

Strong demand for offshore rigs continued during the quarter. Sedco Forex experienced increases in its dayrates, rig utilization and fleet size. The offshore rig utilization rate increased from 89% to 96%, driven by 100% and 96% utilization rates for jack-ups and semi-submersibles, respectively. Land rig utilization improved from 37% to 56%. With 50 offshore rigs and 33 land rigs, the fleet count was 83 at quarter-end, including 11 rigs which are either under charter or management contract.

Customers' desire to outsource and use integrated services continued to accelerate. Due to our broad coverage of services and ability to manage complex integrated oilfield projects, Integrated Project Management (IPM) activities have expanded significantly. IPM currently supervises the operations of 32 drilling rigs.

MEASUREMENT & SYSTEMS

Measurement & Systems revenue was down 1% from last year, as strong growth at Electronic Transactions and Systems & Services was more than offset by Electricity & Gas Metering and soft market conditions at ATE. Orders were 8% higher reflecting robust growth at Electronic Transactions and improvement in our Metering business.

Operating income declined 45% from last year due to weak pricing conditions in the European metering business and a postponement of product deliveries to our ATE customers.

In the third quarter, Electronic Transactions revenue was up 16% from the same period last year, reflecting strong card growth, in particular for subscriber identity module (SIM) cards in Asia and increased shipments of token cards for payphone applications in Europe and Mexico. Orders increased 20%, reflecting strong card demand. ATE revenue decreased 22% reflecting delays in capital spending by customers. Orders deteriorated 19% from the same period last year primarily due to the slowdown in semiconductor capital equipment spending in North America and Asia. Revenue in the Metering business was flat. Gains in Electricity & Gas North America and South Africa were offset by decreasing volumes and prices in Germany. Water Management experienced strong growth in South America along with improved demand in Canada and Mexico. In the US, significant sales of large industrial meters along with higher services activity more than offset a slowdown of automatic meter reading projects. Metering orders were up 7%. Systems & Services revenue increased 14% from the same period last year. Systems activity in North America increased significantly on higher deliveries to electric utilities, including HydroQuebec. Service activities grew strongly, most significantly in Europe. Orders increased 13%.


Interest and other income decreased $4 million from the third quarter of 1995 primarily due to lower investment balances as well as lower investment returns. Gross margin, excluding the unusual items, of 24.6% was up compared with 24.2% of the same quarter last year. Research and engineering expense increased 4% from last year but decreased to 4.9% of operating revenue from 5.6% in 1995. Marketing expense was up 1% but decreased to 3.1% of operating revenue from 3.7% in 1995. General expense, expressed as a percentage of operating revenue, decreased from 4.4% to 3.9%. Interest expense decreased $2 million from the third quarter last year due to sharply lower average borrowing rates. The effective tax rate, excluding unusual items, rose to 21% compared to 17% last year due to the recording of a US tax provision following the recognition of the tax loss carryforward.

           First Nine Months 1996 Compared to First Nine Months 1995
           ---------------------------------------------------------

Income for the first nine months of $596 million and earnings per share of $2.43 were 24% and 22% higher, respectively, than the same period last year.

Operating revenue for the first nine months was $6.44 billion, up 16% from 1995.

Oilfield Services posted a 24% increase in revenue as rig count worldwide rose 6%. All businesses contributed to the 44% growth in operating income.

Measurement & Systems revenue increased 2% compared to the same period last year, as gains in Electronic Transactions were offset by a decline in the Metering business and Automatic Test Equipment.

In the third quarter, the Company recorded the following three unusual items which virtually offset each other:

 .  a credit of $360 million related to the recognition of a portion of the US tax loss carryforward and all temporary differences.
 .  a charge of $300 million after tax primarily related to Electricity &
   Gas and Geco-Prakla.
 . a charge of $58 million after tax including a loss on the divestiture of the remaining defense-related activity, certain asset impairments, and other charges.

                                BUSINESS REVIEW
                                              (Stated in millions)

                        Oilfield Services         Measurement & Systems
                        -----------------         ---------------------
Nine Months              1996     1995 % change    1996    1995 % change
-----------              ----     ---- --------    ----    ---- --------
Operating Revenue     $ 4,403  $ 3,557    24%   $ 2,041 $ 2,007    2 %
Operating Income(1)   $   681  $   473    44%   $    83 $   107  (22)%


 (1) Operating income represents income before income taxes, excluding interest expense, interest and other income and unusual items.


                               OILFIELD SERVICES

Operating revenue for Oilfield Services was 24% above last year. Overall, this growth results from a significant increase in our rigless activities, rapid growth in new services such as PLATFORM EXPRESS*, a jump in offshore rig dayrates and the notable contribution of our Marine seismic business. Operating income increased 44%.

North America
In North America, revenue was up 17%, and represented 18% of consolidated revenue. The most notable increases were from Dowell, Wireline & Testing and Geco-Prakla, which were up 14%, 11% and 28%, respectively. Operating income rose $43 million. Activity in the Gulf of Mexico continued at a high pace and significantly contributed to results. Rig count increased 7% over 1995.

Outside North America
Outside North America, where the rig count rose 5%, revenue was up 26%, and represented 51% of consolidated revenue. Operating income rose $176 million. All businesses achieved strong growth, most significantly Sedco Forex, Wireline & Testing and Geco-Prakla with revenue increases of 39%, 15%, and 36%, respectively. Most geographic areas exhibited strength, with exceptionally strong activity coming from West Africa, the North Sea, Latin America and Asia.

MEASUREMENT & SYSTEMS

Revenue increased 2% from last year, as strong growth at Electronic Transactions and Systems & Services was largely offset by Electricity & Gas Metering and soft market conditions at ATE. Orders were 2% higher as robust growth at Electronic Transactions was largely offset by soft market conditions at ATE.

Operating income declined 22% from last year due to weak pricing conditions in the European metering business and a postponement of product deliveries to our ATE customers.

Electronic Transactions revenue was up 17% from the same period last year, reflecting strong card growth, in particular for subscriber identity module
(SIM) cards in Asia and increased shipments of token cards for payphone applications in Europe and Mexico. Orders increased 17%, reflecting strong card demand. ATE revenue decreased 4% reflecting delays in capital spending by customers. Orders deteriorated 14% from the same period last year primarily due to the slowdown in semiconductor capital equipment spending in North America and Asia. Revenue in the Metering business was flat as were Metering orders. Systems & Services revenue increased 12% from the same period last year. Systems activity in North America increased significantly on higher deliveries to electric utilities, including HydroQuebec. Service activities grew strongly, most significantly in Europe. Orders increased 9%.


Interest and other income decreased $17 million from the same period last year primarily due to lower investment balances as well as lower investment returns. Gross margin, excluding the unusual items, of 24.1% was flat compared with last year. Research and engineering expense increased 7% from last year but decreased to 5.2% of operating revenue from 5.7% in 1995. Marketing expense was up 7% but decreased to 3.4% of operating revenue from 3.7% in 1995. General expense, expressed as a percentage of operating revenue, decreased from 4.6% to 4.1%. Interest expense decreased $8 million from the same period last year due to sharply lower average borrowing rates. The effective tax rate, excluding unusual items, rose to 19% compared to 16% last year due to the recording of a US tax provision following the recognition of the tax loss carryforward.

*Mark of Schlumberger

                          PART II.  OTHER INFORMATION
                          ---------------------------


   Item 6 : Exhibits and Reports on Form 8-K
   -----------------------------------------


        (a) Exhibits :  Exhibit A - News Release dated September 16, 1996 headed, "Schlumberger - Baker Hughes
                                    Strategic Alliance".

                        Exhibit B - News Release dated September 25, 1996
                                    headed, "Schlumberger to Record
                                    Unusual Items in Third Quarter".


        (b) Reports on Form 8-K : None



                                   SIGNATURE
                                   ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.



                                                Schlumberger Limited
                                                    (Registrant)



Date: November 14, 1996                         /s/ Arthur Lindenauer
      -----------------                         ----------------------
                                                   Arthur Lindenauer
                                            Executive Vice President - Finance
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------


Exhibit No.                 Description               Page
-------------  -------------------------------------  ----
Exhibit A      News Release dated September 16, 1996
               headed, "Schlumberger - Baker Hughes
               Strategic Alliance".                     15

Exhibit B      News Release dated September 25, 1996
               headed, "Schlumberger to Record
               Unusual Items in Third Quarter".         16