Form 10-K405
period 1996-12-31
SCHLUMBERGER LTD /NY/
filed 1997-03-31
CIK 87347

                                                                            1996



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                                   (Mark One)
     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       -
                             EXCHANGE ACT OF 1934

                     For fiscal year ended  DECEMBER 31, 1996
                                            -----------------

                                       OR

          _  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from                   to
                                     ----------------      ---------------

                          Commission File Number 1-4601


                     SCHLUMBERGER N.V. (SCHLUMBERGER LIMITED)
                     ----------------------------------------
              (Exact name of registrant as specified in its charter)



NETHERLANDS ANTILLES                                     52-0684746
---------------------------------                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

277 PARK AVENUE
NEW YORK, NEW YORK, U.S.A.                                10172-0266

42, RUE SAINT DOMINIQUE
PARIS, FRANCE                                               75007

LAAN VAN MEERDERVOORT 55,
THE HAGUE,
THE NETHERLANDS                                             2517 AG

-----------------------                                  -------------
(Addresses of principal                                   (Zip Codes)
executive offices)


  Registrant's telephone number in the United States, including area code, is:
                                (212) 350-9400.



                           (Cover page 1 of 2 pages)

PART I
------

Item 1    Business
------    ---------

All references herein to "Registrant" and "Company" refer to Schlumberger Limited and its consolidated subsidiaries. Registrant's business is comprised of three industry segments - l) Oilfield Services, 2) Measurement & Systems, and 3) Omnes. Due to immateriality, Omnes is not a reportable segment for financial reporting purposes.

Oilfield Services
-----------------

Oilfield Services offers exploration and production services to the petroleum industry throughout the world in its search for and recovery of oil and gas. Essentially, the services are provided at the wellsite. Oilfield Services is comprised of Wireline & Testing, Dowell, Geco-Prakla, Sedco Forex, Anadrill, GeoQuest, and Integrated Project Management. Wireline & Testing provides well evaluation, well testing and production enhancement and monitoring services on land and offshore. Dowell provides cementing, stimulation, coiled tubing and drilling fluids services to enhance well productivity. Geco-Prakla provides acquisition, processing and interpretation of land, transition zone and marine seismic data. Sedco Forex owns and operates offshore and land drilling rigs. Anadrill provides directional drilling services as well as measurements-while-drilling and logging-while-drilling services. GeoQuest provides oil companies with software and computer services to maximize the value of their exploration and production data. Integrated Project Management offers the selection of optimum oilfield technology, safety and quality management systems for well construction, production and field development projects.

Registrant's Oilfield Services are marketed by its own personnel. The customer base, business risks, and opportunities for growth are essentially uniform across all the product lines. There is a sharing of production facilities and research centers; labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Registrant believes that it is an industry leader in providing contract drilling services, seismic services, measurements-while-drilling and logging-while-drilling services, and fully computerized wireline logging and geoscience software and computing services.

Measurement & Systems
---------------------

Measurement & Systems products are essentially "measurement instruments", be they for measuring telecommunications operations, quality defects in semiconductors or energy/water consumption. The predominant source of revenue is from customers which are mainly suppliers of energy, water, communications, transportation and semiconductors. All businesses market both high volume/low price and low volume/high price products. In all businesses the production process is primarily one of assembly/test with various production sites serving several product lines.

Measurement & Systems businesses consist of metering (Electricity & Gas Management and Water Management), Systems & Services, Electronic Transactions and Automatic Test Equipment. Electricity & Gas Management manufactures electricity and gas meters and provides automatic metering reading, revenue collection and load management applications as well as providing gas regulation systems, gas management services and billing systems. Water Management manufactures meters for measuring water, thermal energy and industrial fluids consumption and provides water management services, automatic reading services and billing systems. Systems & Services provides metering communication systems and services for Water, Gas, Electricity and Heat markets worldwide including remote reading and wireless communication systems for utility markets; distributed measurement solutions, providing systems integration and data services; and related services including meter reading and installation services worldwide.

Electronic Transactions provides cards, terminals, systems and services for secure financial and data transactions: smart/cards, pay phones, point-of-sale and vending terminals, parking and mass transit management, health care management, gasoline dispensers. Automatic Test Equipment is a supplier of automatic test equipment for semiconductors and electronic circuit boards and diagnostic systems.

Various Measurement & Systems production sites operate for several product lines: St. Etienne, France - Automatic Test Equipment; Simi Valley, California, USA - Automatic Test Equipment and Electronic Transactions; Campinas, Brazil - Electricity Management, Water Management and Electronic Transactions; Buenos Aires, Argentina - Electricity, Water, and Gas Management and Electronic Transactions. Major software and product development efforts are centralized.

Products of the Measurement & Systems industry segment are primarily sold through Registrant's own sales force, augmented through distributors and representatives. The nature of the product range and customer profile allow for transferability of sales personnel among the product lines and cross-product line sales forces in key geographic areas. Such teams represent all five product lines and geographic areas. Such teams operate in Asia, Russia, South America and Central America. Product demand and pricing in all product lines are affected by global and national economic conditions. The price of products in this industry segment varies from less than one hundred dollars to more than a million dollars. There are numerous competitors with regard to these products, and the principal methods of competition are price, performance, and service.

Omnes
-----

Through a joint venture formed with Cable & Wireless plc in January 1995, Omnes provides communications and information technology solutions to oil and gas companies and to companies with operations in remote locations. Omnes provides products and services in the following areas: internet and electronic messaging services, wide-area and local-area network design and maintenance, and satellite, security, and business applications solutions. Through these activities, Omnes enables energy exploration and production companies to efficiently exchange information and communicate anywhere in the world.

The activities carried on within the industry segments are:

OILFIELD SERVICES

Wireline & Testing

Formation evaluation, well testing and production services for oil and gas wells: borehole measurements of petrophysical, geological and seismic properties; cement and corrosion evaluation; perforating; modular production systems; permanent monitoring and control systems; production logging; and light remedial and abandonment services.

Dowell
Engineering and pumping services for cementing, drilling fluids, fracturing, acidizing, sand control, water control and coiled tubing applications.

Geco-Prakla

Seismic data acquisition, processing and interpretation services for marine, land and transition zone; seismic reservoir monitoring and characterization services; fully integrated project management including survey evaluation and design services; acquisition, processing and sales of non-exclusive surveys.

Sedco Forex

Contract drilling services, offshore and on land, with dynamically positioned drillships, semisubmersibles, jackup rigs, drilling tenders, swamp barges and land rigs; 83 rigs, comprising 50 offshore (4 offshore charters and 6 management contracts) and 33 land rigs.

Anadrill
Real-time drilling services: directional drilling, measurements-while-drilling and logging-while-drilling.

GeoQuest

Exploration and production solutions for optimizing the value of oil and gas reservoirs: integrated software systems, data management solutions and processing and interpretive services.

Integrated Project Management

Project management and well engineering services: selection of optimum oilfield technology; implementation of safety and quality management systems; coordination and management of operations for well construction, production and field development projects.

MEASUREMENT & SYSTEMS

Metering

ELECTRICITY

Systems for management of electricity distribution and usage: residential metering and energy management systems; utility revenue collection systems; commercial, industrial, transmission and distribution measurement and billing products and systems; load management systems.

GAS
Systems for management of gas usage: residential, commercial and industrial gas meters; regulators, governors, safety valves, stations and systems; gas treatment including filtration, odorization and heating; network management; and prepayment systems.

WATER
Meters and systems for management of residential, commercial and industrial water usage covering the range of effective water distribution management and diverse heat distribution and industrial applications.

Systems & Services

Meter communication systems, including remote metering and wireless communication systems for utility markets; distributed measurement solutions, systems integration and data services; and services, providing software and turnkey installation, repair and maintenance solutions to add value in fully managed projects.

Electronic Transactions

Electronic transaction systems: smart and magnetic cards, terminals, equipment and management systems for transactions in a wide range of sectors, including telecommunications, retail and banking, network access and security, systems for retail petroleum, parking and mass transit, health care management and campus communities.

Automatic Test Equipment

Design and manufacture of automatic test equipment, diagnostic systems, back-end automation systems for the testing of semiconductor devices, board test systems as well as testing complete electronic assemblies.

OMNES

Communications and information technology solutions: wide- and local-area networks, including satellite based networks, security, Internet, Intranet, messaging and business application solutions for the energy exploration and production sector that allow information technology systems to communicate anywhere in the world.

Acquisitions
------------

During 1996, subsidiaries of the Company acquired Solaic, SA (on December 31,
1996), a magnetic and smart card manufacturer; an 80% interest in Printer, a magnetic stripe card manufacturer; Oilphase Sampling Services Ltd., a reservoir fluid sampling company; The Production Analyst* and OilField Manager* software products from OGCI Software, Inc.; Germann, a turnkey gasoline station provider; Gueant, a gas dispenser service company; and a 33% equity interest in DAP Technologies Limited, a developer and manufacturer of rugged handheld computer products. The purchase prices were $75 million, $9 million, $7 million, $8 million, $8 million, $7 million and $4 million, respectively. These acquisitions were accounted for as purchases. Costs in excess of net assets acquired were $91 million which are being amortized on a straight-line basis over periods between 7 and 25 years.

During 1995, subsidiaries of the Company acquired a further 40% interest in CGST-Save, a French gas meter service company; the remaining 40% interest in J.B. Rombach, a German metering business; G.S.I. Saudi Arabia Ltd., a land seismic company; the Petroleum Division of Intera Information Technologies Corporation, a reservoir simulation software company; and Danyl Inc., a point-of-sale terminal manufacturer. The purchase prices were $71 million, $42 million, $15 million, $59 million and $12 million, respectively. These acquisitions were accounted for as purchases. Costs in excess of net assets acquired were $167 million which are being amortized on a straight-line basis over periods between 15 and 25 years.

GENERAL
-------

Research & Development
----------------------

Research to support the engineering and development efforts of Registrant's activities is conducted at Schlumberger Austin Product Center, Austin, Texas; Schlumberger Doll Research, Ridgefield, Connecticut; Schlumberger Cambridge Research, Cambridge, England, and at Fuchinobe, Japan and Montrouge, France.

Patents
-------

While Registrant seeks and holds numerous patents, no particular patent or group of patents is considered material to Registrant's business.

Seasonality
-----------

Although weather and natural phenomena can temporarily affect delivery of oilfield services, the widespread geographic location of such services precludes the overall business from being characterized as seasonal. However, because oilfield services are provided in the Northern Hemisphere, severe winter weather can temporarily affect the delivery of such services and products in the winter months.

Customers and Backlogs
----------------------

Neither Oilfield Services nor Measurement & Systems is dependent on one or a few customers, the loss of which would have a significant adverse impact on its business. Oilfield Services has no backlog since this segment is primarily service rather than product related. The Measurement & Systems segment had a backlog of orders, believed to be firm, of $764 million at December 31, 1996 and a backlog of $751 million at December 31, 1995 on a comparable basis. There is no assurance that any of the current backlog will actually result in sales. About 60% of Omnes' revenue comes from data communications and networking services provided to a number of Schlumberger's companies. Omnes has no backlog since this segment is primarily service, rather than product, related.

Government Contracts
--------------------

No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts by the US Government.

Employees
---------

As of December 31, 1996, Registrant had approximately 57,000 employees.

Non-US Operations
-----------------

Registrant's non-US operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, exchange controls, and currency fluctuations. Although it is impossible to predict such occurrences or their effect on the Registrant, management believes these risks to be acceptable.

Environmental Protection
------------------------

Compliance with governmental provisions relating to the protection of the environment does not materially affect Registrant's capital expenditures, earnings or competitive position.

Financial Information
---------------------

Financial information by industry segment and by geographic area for the years ended December 31, 1996, 1995 and 1994 follows on pages 35 through 39.

Item 2             Properties
------             -----------

Registrant owns or leases manufacturing facilities, administrative offices, service centers, research centers, sales offices and warehouses in North America, Latin America, Europe, Africa, Australia, New Zealand and Asia. Most facilities are owned in fee although a few are held through long-term leases. No significant lease is scheduled to terminate in the near future, and Registrant believes comparable space is readily obtainable should any lease expire without renewal. Registrant believes all of its properties are generally well maintained and adequate for the intended use.

The principal manufacturing facilities related to the Oilfield Services industry segment are owned in fee and located at Clamart, France; Hannover and Utze, Germany; Fuchinobe, Japan; Horten and Bergen, Norway; and Tulsa, Oklahoma, and Austin, Houston, La Marque, Rosharon and Sugar Land, Texas, USA. Many of the Registrant's activities in this segment are performed at the client's wellsite.

Outside of the United States, the principal owned or leased facilities related to the Measurement & Systems industry segment are located at Buenos Aires, Argentina; Mulgrave, Australia; Vienna, Austria; Brussels, Belgium; Americana and Campinas, Brazil; Trois Rivieres, Quebec, Canada; Santiago, Chile; Changsha, China; Abbeville, Bagnolet, Besancon, Chambray-les-Tours, Chasseneuil, Colombes, Hagenau, Macon, Massy, Montrouge, Orleans, Poitiers, Pont Audemer, Reims, Saint Etienne, and Velizy, France; Berlin, Dreieich, Ettlingen, Hameln, Karlsruhe, Munich, Oldenburg, and Schwelm, Germany; Bladel and Dordrecht, Holland; Budapest and Godollo, Hungary; Jakarta, Indonesia; Asti, Barlassina, Frosinone, Milazzo, Milan, Naples, Torino and Vicenza, Italy; Fuchinobe, Japan; Kuala Lumpur, Malaysia; Famalicao, Portugal; St. Petersburg, Russia; Leon, Montornes and Rubi, Spain; Taipeh County, Taiwan; Blackburn, Dundee, Felixstowe, Ferndown, Manchester, Oldham, and Port Glasgow in the United Kingdom.

Within the United States, Measurement & Systems facilities are located in Tallassee, Montgomery and Mobile, Alabama; San Jose and Simi Valley, California; Norcross, Georgia; Owenton, Kentucky; Owings Mills, Maryland; Moorestown, New Jersey; Columbus, Ohio; Greenwood and Oconee, South Carolina; Bonham, Texas, and Chesapeake, Virginia.

Outside of the United States the principal facilities (all leased) related to Omnes are located in London, England; Caracas, Venezuela; Montrouge, France; and Jakarta, Indonesia. Within the United States, Omnes' principal facilities are located in Houston, Texas.

See also description of research facilities, "Research & Development", page 4.

Item 3             Legal Proceedings
------             -----------------

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

In May 1996, in a case involving a $3 million contract dispute, the trial court in Johnson County, Texas, entered judgment on jury findings adverse to Schlumberger for $23 million in damages, which has been doubled, plus attorneys' fees and interest. The Company and its outside counsel believe the findings and the judgment are not supported by the evidence and law, and have filed an appeal. Accordingly, no provision has been made in the financial statements for this matter.

In addition, the Company and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the Consolidated Financial Statements.

Item 4    Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

No matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Registrant, their ages as of March 1, 1997, and their five-year business histories are as follows:


Name                  Age  Present Position and 5-Year Business Experience
--------------------------------------------------------------------------------
D. Euan Baird          59   Chairman, President and Chief Executive Officer
                            since prior to 1991.

Arthur Lindenauer      59   Executive Vice President - and Chief Financial
                            Officer since prior to 1990; Chief Accounting
                            Officer since April 1992 .

Victor E. Grijalva     58   Executive Vice President - Oilfield Services since
                            1994; Executive Vice President for Wireline, Testing
                            & Anadrill 1992, 1993; Executive Vice President for
                            Wireline Testing & Seismic, 1991.


Name                  Age  Present Position and 5-Year Business Experience
--------------------------------------------------------------------------------
Clermont A. Matton     55   Executive Vice President - Measurement & Systems
                            since 1993; Executive Vice President - Technologies
                            1992, 1991 and previous.

Ian Strecker           57   Executive Vice President - Technology and Quality,
                            Health, Safety & Environment since January 1, 1996;
                            Executive Vice President - Technology and
                            Communication August 1991 through 1995; Executive
                            Vice President - Drilling & Pumping Services June
                            1985 to July 1991.

David S. Browning      57   Secretary and General Counsel since prior to 1991.

Pierre E. Bismuth      52   Vice President - Personnel since 1994; Personnel
                            Director - Oilfield Services October 1993 to January
                            1994; Personnel Director - Wireline, Testing &
                            Anadrill 1991 to October 1993.

Jean-Marc Perraud      49   Vice President - Director of Taxes since May 1993;
                            Controller Dowell Schlumberger January to May 1993;
                            Controller Schlumberger Industries 1991, 1992.

J-D. Percevault        51   Vice President January 1996; May 1994 to January
                            1996 Vice President European Affairs; August 1991 to
                            May 1994 President Geco-Prakla; July 1991 and
                            previous Vice President - Personnel.

Michel Soublin         51   Vice President - Controller Oilfield Services since
                            January 1996; Vice President - Business Development
                            and Treasurer 1991 and previous.

Pierre-Jean Sivignon   41   Treasurer since January 1996; September 1994 to
                            January 1996 Manager Business Development; prior to
                            1991 and to September 1994, Manager of Smart Card
                            Systems - Banking & Industry.

PART II
-------

Item 5    Market for the Registrant's Common Stock and Related
------    -----------------------------------------------------
          Stockholder Matters
          -------------------


As of December 31, 1996, there were 246,537,181 shares of the Common Stock of the Registrant outstanding, exclusive of 62,330,812 shares held in Treasury, and held by approximately 22,000 stockholders of record. The principal United States market for Registrant's Common Stock is the New York Stock Exchange.

Registrant's Common Stock is also traded on the Paris, London, Amsterdam, Brussels, Frankfurt, Tokyo and Swiss Stock Exchanges. During 1997 delisting from the Brussels, Frankfurt, and Tokyo Stock Exchanges was commenced.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

Quarterly high and low prices for the Company's Common Stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 1996 and 1995 were:

                 Price Range
            -------------------  Dividends
              High       Low     Declared
            --------  ---------  --------
1996
QUARTERS
  First      $80 5/8    $65 3/8    $0.375
  Second      91 3/8     80 1/8     0.375
  Third       89 1/8     79 3/8     0.375
  Fourth     108 1/4     84 1/4     0.375

1995
QUARTERS
  First      $60 1/8    $50 1/8    $0.300
  Second      66 5/8     58 1/8     0.375
  Third       69 5/8     61 1/4     0.375
  Fourth      70 1/2     58 7/8     0.375

There are no legal restrictions on the payment of dividends or ownership or voting of such shares. United States stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

Item 6       Selected Financial Data
------       ------------------------

FIVE-YEAR SUMMARY
                               (Stated in millions except per share amounts)
Year Ended December 31,          1996     1995      1994      1993      1992
                               -------  -------  --------  --------  --------
SUMMARY OF OPERATIONS
Operating revenue:
 Oilfield Services             $6,129   $4,868   $4,365    $4,338    $3,849
 Measurement & Systems          2,834    2,759    2,339     2,370     2,484
Total operating revenue        $8,956   $7,622   $6,697    $6,705    $6,332
                               ======   ======   ======    ======    ======
 % increase over prior year        18%      14%       -%        6%        3%
                               ------   ------   ------    ------    ------
Operating income:
 Oilfield Services             $  986   $  627   $  495    $  468    $  546
 Measurement & Systems            124      151      121       184       178
 Eliminations                     (52)     (17)     (23)      (23)      (28)
                               ------   ------   ------    ------    ------
                               $1,058   $  761   $  593    $  629    $  696
                               ======   ======   ======    ======    ======
 % increase (decrease)
  over prior year                  39%      28%      (6%)     (10%)      (5%)
                               ------   ------   ------    ------    ------
Interest expense                   72       82       63        69        77
                               ------   ------   ------    ------    ------
Taxes on income (1)              (176)     121       81        81        86
                               ------   ------   ------    ------    ------
Income, before cumulative
 effect of a change
  in accounting principle      $  851   $  649   $  536    $  583    $  662
                               ------   ------   ------    ------    ------
 % increase (decrease)
  over prior year                  31%      21%      (8%)     (12%)     (19%)
                               ------   ------   ------    ------    ------
Postretirement benefits             -        -        -      (248)        -
                               ------   ------   ------    ------    ------
Net income                     $  851   $  649   $  536    $  335    $  662
                               ======   ======   ======    ======    ======
Income per share:
 Before cumulative effect
  of a change in accounting
   principle                   $ 3.47   $ 2.69   $ 2.21    $ 2.40    $ 2.75
 Postretirement benefits            -        -        -     (1.03)        -
                               ------   ------   ------    ------    ------
 Net income                    $ 3.47   $ 2.69   $ 2.21    $ 1.37    $ 2.75
                               ======   ======   ======    ======    ======
 Cash dividends declared       $ 1.50   $1.425   $ 1.20    $ 1.20    $ 1.20
                               ======   ======   ======    ======    ======

                                                   (Stated in millions except per share amounts)
Year Ended December 31,                  1996         1995         1994        1993       1992
                                     -----------  -----------  -----------  ---------  ---------
SUMMARY OF FINANCIAL DATA
Income as % of operating revenue             10%           9%           8%         9%        10%
                                        -------      -------      -------    -------    -------
Return on average
  stockholders' equity                       16%          14%          12%        14%        16%
                                        -------      -------      -------    -------    -------
Fixed asset additions                   $ 1,158      $   939      $   783    $   691    $   809
                                        -------      -------      -------    -------    -------
Depreciation expense                    $   819      $   760      $   722    $   739    $   671
                                        -------      -------      -------    -------    -------
Avg. number of shares outstanding           245          242          243        243        241
                                        -------      -------      -------    -------    -------
AT DECEMBER 31,
Liquidity                               $   232      $   188      $   404    $   696    $   663
                                        -------      -------      -------    -------    -------
Working capital                         $ 1,568      $ 1,259      $ 1,037    $   908    $ 1,242
                                        -------      -------      -------    -------    -------
Total assets                            $10,325      $ 8,910      $ 8,322    $ 7,917    $ 7,007
                                        -------      -------      -------    -------    -------
Long-term debt                          $   637      $   613      $   394    $   447    $   374
                                        -------      -------      -------    -------    -------
Stockholders' equity                    $ 5,626      $ 4,964      $ 4,583    $ 4,406    $ 4,231
                                        -------      -------      -------    -------    -------
Number of employees                      57,000       51,000       48,000     48,000     51,000
                                        -------      -------      -------    -------    -------

 (1) In 1996, the normal recurring provision for income taxes, before recognition of the US tax loss carryforward benefit and the tax effect of the unusual items, was $206 million.


Item 7             Management's Discussion and Analysis of Financial Condition
                   -----------------------------------------------------------
                   and Results of Operations
                   -------------------------

The Company has two reportable business industry segments, Oilfield Services and Measurement & Systems.

                                                                                                  (Stated in millions)
                                                           Oilfield Services                 Measurement & Systems
                                                 -----------------------------------    ------------------------------
                                                    1996        1995     %Change           1996       1995   %Change
                                                 -------     -------   -----------      -------    -------   -------
Operating revenue                                $ 6,129     $ 4,868            26%     $ 2,834    $ 2,759         3%
Operating income  1                              $   986     $   627            57%     $   124    $   151       (18%)

1 Operating income represents income before income taxes, excluding interest expense and interest and other income, and the unusual items previously announced in the third quarter of 1996. Explanation of these unusual items appears in the Notes to Consolidated Financial Statements under "Unusual Items."

Oilfield Services
-----------------

1996 RESULTS
------------
Operating revenue for Oilfield Services was 26% above last year with strong contributions from all activities. Operating income increased 57%.

North America
-------------

In 1996, North American revenue and operating income rose 21% and 111%, respectively, compared to 1995, while rig count increased 10%. All activities contributed to this growth. Most significantly, GeoQuest revenue increased 52%, with Information Technology and Data Management revenue quadrupling. Dowell and Wireline & Testing revenues increased 17% and 13%, respectively.

Geco-Prakla significantly expanded its marine activities to acquire high-quality, non-exclusive seismic data in the Gulf of Mexico. After a five-year absence, Sedco Forex returned to North America with two rigs under management contract, the Laffit Pincay in the Gulf of Mexico and the Bill Shoemaker being readied for work offshore Canada in early 1997.

Outside North America
---------------------

Outside North America, revenue and operating income increased 28% and 51%, respectively, and rig count rose 5%. All regions grew, with significant upswings in the North Sea, Latin America and West Africa. The largest contributors were Wireline & Testing and Sedco Forex, up 17% and 42%, respectively. Offshore dayrates for Sedco Forex increased significantly. Activity for heavy land rigs grew in the Middle East during the fourth quarter. The trend toward integrated services continued, resulting in the expansion of Integrated Project Management
(IPM) operations.

Highlights
----------

The strong 26% growth of Schlumberger Oilfield Services in 1996 drew from four factors:
 . growth of the overall market
 . added value of new technology
 . client outsourcing and Schlumberger joint services
 . new markets.

Growth of the Overall Market

In 1996, many events impacted the oilfield environment and Schlumberger business. The most significant has been an increase in worldwide oil demand of 2.3% over 1995, to a daily average of 72 million barrels. This has driven up the oil price from $17 to $24 a barrel, a sizable increase of 41%, despite the partial resumption of Iraqi exports after a six-year absence from the market. In this environment of strong demand and higher oil prices, oil companies increased their exploration and production expenditure by 15% in 1996.

With its broad portfolio of services, leading technology and global presence, Schlumberger is uniquely positioned to take full advantage of this industry growth. To keep pace with market expansion, Schlumberger boosted capital expenditures for Oilfield Services by 27%.

Increased exploration and production activity may greatly impact some prices, as illustrated by surging dayrates for drilling rigs, driven by the shrinking supply of offshore rigs. The average Sedco Forex rig utilization rate for 1996 was 78.5% compared to 66% in the previous year. Average offshore rig utilization increased from 89% to 94%, aided by jackup utilization of 100% and semisubmersible utilization of 96%. Industry-wide competitive offshore rig utilization was 89% compared to 81% last year. At year end, the

Sedco Forex fleet consisted of 83 rigs, up from 76 at the end of 1995, with 33 land rigs and 50 offshore rigs, including four offshore units under charter, plus three lake barges and three semisubmersibles under management contract. The third-generation semisubmersible Actinia was acquired in October. In other business areas, prices have been generally stable, improving where new technology was introduced and where activity increased significantly, such as in North America.

Added Value of New Technology

During the market downturn in the late 1980s, Schlumberger continued to invest heavily in research and engineering. Today the Company is harvesting the fruits of this commitment. In response to client needs, new technology is successfully being applied to improve recovery from existing fields, to lower finding and producing costs for new reservoirs and to reduce risk. Schlumberger affirmed its leadership in all its Oilfield Services activities in 1996, and successfully introduced new technologies and products, among them:

The GeoSteering* tool, which enables the driller to make rapid course corrections while drilling, made substantial gains in markets in the Far East, where it contributed to improving well productivity.

The PowerPak* steerable drilling motor, the PowerPulse* measurements-while-drilling (MWD) telemetry tool and the CDR* Compensated Dual Resistivity tool enabled Anadrill to set a world record of 15,446 feet drilled in a single run in an extended-reach well in Argentina. Clients recognized benefits in economic efficiency and reduced environmental impact.

The SIMPLER* 101 drilling rig, a new modular land rig, was introduced in Gabon, where it began a five-year integrated services contract in April. This revolutionary rig introduces a major redesign with streamlined functionalities to drill high-quality wells at optimum cost. It achieves greater efficiency through integration of the various elements of the drilling process, requiring fewer rig personnel. Because it is much smaller than conventional land rigs, simpler equipment can be quickly moved to new locations, occupies a smaller footprint and has the flexibility to reduce nondrilling expenses.

Several Dowell drilling fluids products, including QUADRILL*, VISPLEX* and ULTIDRILL* fluids, gained increased acceptance in 1996, in recognition of their contributions to drilling efficiency and well productivity. Dowell became the leader in the technically challenging high-pressure, high-temperature pumping and cementing markets in the North Sea, Far East and Gulf of Mexico. This leadership was affirmed by the success of the DeepSEA EXPRES* cementing head, an innovative technology used for subsea completions. This system greatly improves the efficiency of casing cementing operations in deep water.

PLATFORM EXPRESS* services, providing the industry's most advanced basic formation evaluation, and the CMR* Combinable Magnetic Resonance tool, improve the efficiency of wireline logging and deliver critical answers to difficult formation evaluation problems. Activities of both services increased eightfold over 1995 levels.

Marine seismic efficiency continued to improve due to aggressive deployment of the TRILOGY* onboard data management system and Monowing* multistreamer towing technology, the most advanced in the industry. Late in the year, the introduction of the fourth-generation NESSIE* marine streamer, the slimmest in the world with a 54-mm [2.1-inch] outside diameter, further extended the towing capacity and efficiency of Geco-Prakla vessels. Efficiency also improved for Land and Transition Zone seismic, where the Olympus-IMS* land information management system was completed. These improvements, combined with highly successful geographic positioning of the fleet, better weather offshore and stable prices per streamer, led to a 32% increase in revenue.

Client Outsourcing and
Schlumberger Joint Services

The trend among oil companies to refocus on their core business and outsource noncore activities plays directly to the technical strength of Schlumberger. Indicative of this continuing trend, GeoQuest realized its strongest growth in 1996 from Data Management and Information Technology products and services, as major data management contracts were awarded to Schlumberger for projects throughout the world.

Because of the increased demand for integrated solutions in the various phases of the exploration and production process, IPM, the Schlumberger Integrated Project Management group, was formed in 1995. At the end of 1996, IPM was supervising, on behalf of clients, the operations of 34 drilling rigs. Having started mainly with well construction projects, IPM is now also expanding into production enhancement and maintenance. The priority of IPM is to provide best-in-class solutions using an independent approach that brings together IPM expertise, including management tools such as the well engineering management system, with other Schlumberger expertise and third parties as needed.

Customers are demanding more sophisticated reservoir characterization, more accurate reservoir monitoring and greater production performance. By taking advantage of the synergy of technologies across Schlumberger oilfield activities, the Company has been able to meet these new client demands. For example, the combination of our efforts in directional drilling, in MWD service and in wireline logging led to a 57% leap in the Schlumberger logging-while-drilling (LWD) business. Also, as part of the industry's push toward greater reservoir efficiency and integration of services, Sedco Forex won the management contract for two lake barges from Lagoven in Lake Maracaibo, Venezuela. These two barges were converted to multipurpose service vessels, which can each offer the combined intervention capabilities of several barges and boats.

Another cross disciplinary technology introduced worldwide in 1996 was the RAPID* Reentry and Production Improvement Drilling service. RAPID technology is the single source for a complete range of multidisciplinary services dedicated to improving production economics through reentry, sidetracking and extending existing wellbores. The rapid concept was accepted by our clients and activity increased briskly, led by strong gains in North America.

Coiled tubing drilling (CTD*) technology is providing an effective alternative to conventional drilling in reentry drilling markets. Dowell and Sedco Forex joined forces and expertise in CTD technology, and Anadrill developed the new VIPER* slimhole directional bottomhole assembly for coiled tubing service and introduced it in the North Sea and in South America. The VIPER system is able to orient, measure and drill simultaneously, resulting in improved wellbore efficiency.

Coiled tubing technology also benefited workover activity. In the fourth quarter, Dowell and Baker Oil Tools introduced CoilWORKS* technology, drawing on the strategic alliance between Schlumberger and Baker Hughes. The CoilWORKS service is a seamless answer to workover applications by which the two companies have combined their best-in-class technologies to address the growing demand for economic, total system workover solutions for mature fields.

New Markets

The world's first commercial 4D seismic service using a proprietary seabed sensor to compare 3D seismic surveys over time, was successfully launched with several surveys acquired in the North Sea. This service delivers to clients improved reservoir characterization and monitoring over the life of the reservoir and allows more efficient production management.

Reservoir optimization is a key developing market. To enhance Schlumberger capability in this field and to improve our expertise in fluid acquisition and analysis, Wireline & Testing acquired the Aberdeen-based company, Oilphase Sampling Services Limited, a reservoir fluid sampling company.

In order to broaden its software offerings, GeoQuest acquired The Production Analyst* and OilField Manager* products. Added to existing applications, such as the Dowell CADE Office* suite of software and the QLA* Quick Look Analysis software, these products allowed GeoQuest to move fully into both PC- and UNIX-based production data analysis, reservoir management applications and support. With the ECLIPSE* reservoir simulation software, the GeoFrame* integrated reservoir characterization system and the Finder* line of data management products, GeoQuest now offers the oil industry the most comprehensive range of integrated software systems, data management solutions and processing and interpretation services.

Throughout the year, solutions were implemented to respond to complex well problems. For instance, tracking the flow of different fluids in horizontal and high-angle wells was once nearly impossible. Now, the newly introduced production logging technology, PL Flagship* advanced well flow diagnosis service, can evaluate complex multiphase flow behavior and diagnose production problems in horizontal wells.

Building on a solid track record in well testing, the Wireline & Testing early production system (EPS) group has expanded significantly. Modular EPS technology reduces clients' capital investment, improves their cash flow and lowers risk. It also provides an efficient means to improve the economics of marginal fields. Early production systems saw activity in the North Sea and Africa. An additional unit is being readied for installation in early 1997.

In Marine seismic, Geco-Prakla continued to develop its onboard offshore processing services. This premium-rate business is now regularly provided on many deep-sea vessels, reducing drastically the processing turnaround time for large-volume surveys.


1995 RESULTS
------------

North America
-------------
North American revenue in 1995 rose 3%, and operating income declined 43%, compared to 1994, while rig count declined 8%.

During the year, PLATFORM EXPRESS technology, the latest-generation wireline logging service, was introduced, setting new standards for efficiency, reliability and answers in the wireline logging industry. By year end, there were 17 PLATFORM EXPRESS units deployed in North America.

The erosion of gas prices in 1995 hindered pressure pumping activity. New stimulation techniques, such as the PropNET* fluid system for hydraulic fracturing, were successfully implemented, helping to improve customers' hydrocarbon recovery.

Seismic activities were adversely impacted by weather in the Gulf of Mexico and lower profitability on sales of non-exclusive seismic data. Market and technological leadership in MWD and LWD services continued. The ARC5* Array Resistivity Compensated tool was introduced and received wide client acceptance. This tool provides accurate LWD resistivity measurements in small-diameter wellbores.

Sales for Software Products rose sharply, driven by demand for geological, petrophysical and seismic interpretation software products. During the year, GeoQuest purchased the Petroleum Division of Intera Information Technologies Corporation, which was renamed Reservoir Technologies.

Outside North America
---------------------

Outside North America, revenue and operating income increased 16% and 53%, respectively, and rig count rose 3%. Activity was driven predominantly by Latin America, Africa and the North Sea.

Several important rig contracts were signed, including integrated service contracts in Thailand and Gabon and the opportunity to reenter the Gulf of Mexico after a five-year absence. Demand for Modular Early Production Facilities and sales of the Universal Pressure Platform continued to grow at a rapid rate. Drilling Fluids services grew substantially in 1995, led by activity in Latin America and the UK sector of the North Sea.

Momentum built in the first three quarters of 1995 in seismic operations was offset in the fourth quarter by poor weather in the North Sea and operational difficulties in Transition Zone operations. Deployment of Monowing multistreamer towing technology and the TRILOGY data management system continued.

Higher activity and improved drilling rig dayrates in both the North Sea and West Africa contributed to revenue growth, which was partially offset by a temporary softening in the swamp barge and tender markets and falling demand for semisubmersibles in Southeast Asia.

New IDEAL* Integrated Drilling Evaluation and Logging systems were deployed worldwide, while the PowerPulse MWD telemetry tool continued to set new standards for reliability and durability.


1994 RESULTS
------------

North America
-------------
In 1994, revenue and operating income in North America rose 19% and 28%, respectively, over 1993, while rig count grew 11%.

Growth was supported by the continuing deployment of the MAXIS 500* Multitask Acquisition and Imaging System and the successful introduction of the MAXIS Express* high-efficiency acquisition system. This innovative system was specifically designed to operate in high-volume and development markets. Coiled tubing services, rig-related activity and increased client acceptance of DESC* Design and Evaluation Services for Clients program combined to offset a slowdown in fracturing activity due to softening of natural gas prices. In Louisiana, the Digiseis-FLX* transition zone telemetric acquisition system was successfully introduced. Directional drilling activity grew with continued implementation of PowerPak steerable motors and the successful integration of Great Land Directional Drilling Inc., Alaska's leading directional drilling company.

Outside North America
---------------------
Outside North America, revenue and operating income fell 6% and 1%, respectively, and rig count fell 5%.

The MAXIS 500 acquisition system was aggressively deployed worldwide, together with new imaging technology logging tools. Activity from recently acquired Drilling Fluids services contributed positively to results, with strong activity in the Far East and Latin America. In Marine seismic, there was a shift away from proprietary surveys in favor of non-exclusive data in the Gulf of Mexico and the North Sea. Fleet upgrading was continued to expand the number of streamers towed per vessel. A decline in Land and Transition Zone activity had an adverse impact on results. In drilling, weak activity in the first two quarters was offset by higher activity in the second half of the year. Two semisubmersibles, the Sedco 700 and Sedneth 701, underwent life-enhancement modifications in preparation for contracts for tender-assisted drilling in 1995. Directional drilling activity was strong, supported by MWD and LWD services. The GeoSteering tool performed successfully in the Gulf of Mexico, the North Sea, Africa and the Far East. Long-term data management contracts were finalized in Africa, Europe, Latin America and the Middle East to assist oil companies in maximizing their computing and data resources.


Measurement & Systems
---------------------

1996 RESULTS
------------

Revenue for Measurement & Systems increased 3% from 1995, as significant gains in Electronic Transactions and Systems & Services offset poorer performance in Electricity & Gas Metering. Orders for the year were up 2%, led by Electronic Transactions, Water Management and Systems & Services.

Measurement & Systems operating income was 18% below 1995 due to a shift in the business environment for Electricity & Gas Metering in Europe and a temporary decline in the demand for semiconductor test equipment, which affected the Automatic Test Equipment business.

Metering revenue and orders fell 1% and 3%, respectively. Electricity & Gas Metering revenue was down 5%. European results suffered due to lower demand for electricity meters, particularly in the UK and Germany, which led to weaker prices. In France, a shift from electromechanical to lower priced electronic products exacerbated this problem. In the US, the metering businesses experienced growth, led by increased worldwide acceptance of their multifunction and multimeasurement products. Sales of gas meters increased, led by strong demand from the CIS. Water Management revenue improved 7% supported by a greater worldwide recognition of the need to conserve water.

Systems & Services revenue increased 12% from 1995. The service businesses grew in Europe, particularly in the UK, where deregulation has enabled us to do work previously handled by the utilities. Meter Communication Systems (MCS) grew through increased shipments of radio meter communication devices to electric utilities. A new business group, Distributed Measurement Solutions (DMS), was formed to address opportunities created by deregulation of the energy industry. Orders were up 10% from 1995 through increased contractual activity in France and the UK.

In 1996, Electronic Transactions revenue and orders grew 18% and 17%, respectively, from 1995. These results include the impact of the acquisition of a majority interest in Printer, a Mexican magnetic stripe card manufacturer, and of Germann, a German turnkey gasoline station provider. Electronic Transactions also acquired Solaic, a French smart card manufacturer, on December 31, 1996. Sales of smart cards grew 42% from 1995, excluding the effect of business acquisitions. This growth was driven by widening acceptance of memory and microprocessor cards for payphones and cellular phones in China, Italy and the US. The growth accelerated rapidly throughout the year. Electronic
Transactions was the principal supplier of electronic cash cards and terminals for the 1996 Olympic Games in Atlanta.

Automatic Test Equipment revenues in 1996 were comparable to 1995. Significantly higher volume of IDS10000* diagnostic systems compensated for reduced demand for other products. Orders increased 3% due to a surge in orders for ITS9000* test systems during the last quarter.

1995 RESULTS
------------

Revenue and orders increased 18% and 21%, respectively, from 1994 due primarily to acquisitions, favorable currency fluctuations and strong activity in Europe and Asia. Operating income increased 25% from 1994, led by the metering business and robust growth of Electronic Transactions.

Compared to 1994, revenue and orders from the metering business improved 14% and 17%, respectively, due to the acquisition of AEG's worldwide electricity metering operations and healthy demand across Europe. Gains in Electricity can be attributed to increased demand for remote reading systems in the US, for electronic meters from EDF, the French national utility, and from telemanagement systems from ENEL, the national utility in Italy. Demand increased for gas products in the CIS and Eastern Europe. Expansion in the UK was supported by the reorganization of British Gas and higher demand from municipalities. Water Management continued to grow in Western Europe and the US, combined with significant demand in both Eastern Europe and Asia. During the year, the MAPS* communications systems were introduced.

In 1995, Systems & Services revenue and orders increased 25%, primarily due to solid growth of service activities in the UK.

Electronic Transactions revenue and orders increased 31% and 36%, respectively. These results include the effects of the acquisition of Malco Plastics and Messerschmidt Apparate in late 1994 and the acquisition of Danyl in 1995. Cards activity continued to grow due to stronger cellular subscriber demand in Europe and shipments to China. Telecom benefited from card-based payphone applications, with higher shipments to Latin America, the Middle East and France. Retail Petroleum Systems exhibited growth from equipment and service revenue from North America and Europe, and was further supported by a new service operation in Russia.

Automatic Test Equipment revenue and orders were both up 32% from 1994. At Test Systems, sustained growth was spurred by strong demand for the ITS9000 family of semiconductor test systems in North America, Europe and Asia. Revenue doubled at Automated Systems, driven by contributions from the entire product range.

1994 RESULTS
------------
Revenue and orders decreased 1% and 2%, respectively, from 1993. Operating income was 34% below the prior year.

Compared to 1993, metering revenue was essentially flat while orders dropped 3%. The majority of growth resulted from the acquisition of AEG's European metering operations, with additional support from exports to the Middle East and Europe, and the acquisition of Heliowatt Germany in 1993. For Gas, growth in the UK was severely impacted by significant curtailments in the conventional residential meter replacement program. Improvements in Water Management were driven by the continued strength of the US economy, the economic recovery in France and Germany, and healthy demand for water meters in Mexico and Argentina.

Systems & Services revenue and orders increased 32% from 1993.

In 1994, Electronic Transactions revenue and orders were up by 9% and 6%, respectively. Retail Petroleum Systems revenue increased for both equipment and services in most countries; however, lower product prices resulted in reduced margins. Messerschmidt Apparate and Malco Plastics were acquired late in the year.

Revenue and orders at Automatic Test Equipment increased 23% and 29%, respectively, with all activities experiencing growth. The IDS10000 system was successfully launched by Diagnostic Systems, and Automated Systems doubled its activity run rate. Activity continued to strengthen through the year, most notably in Asia.

  Net Income  (Stated in millions except per share amounts)
------------  ---------------------------------------------
                  1996           1995         1994
              ------------  -------------  -------------
                      Per            Per            Per
              Amount Share  Amount  Share  Amount  Share
              ------ -----  ------  -----  ------  -----
Net Income     $851  $3.47   $ 649  $2.69   $ 536  $2.21
               ====  =====  ======  =====  ======  =====

In 1996, operating income of the Oilfield Services segment increased $359 million, or 57%, to $986 million. Growth was due to underlying economic factors, strong demand and the price increases of oil and gas. Other factors included the success of new and existing services such as PLATFORM EXPRESS and LWD technologies. In addition, the strong contribution of Geco-Prakla, which has returned to profitability, had a significant impact. Measurement & Systems operating income declined by 18% to $124 million because of steep declines at Automatic Test Equipment and Electricity & Gas Metering. A temporary weakness in the semiconductor industry was due to soft market conditions and reduced capital spending by our customers leading to postponements of product deliveries. Turbulence in the electricity metering markets was due to strong pricing pressures and lower volumes in the European markets.

In 1995, operating income of the Oilfield Services segment increased $132 million, or 27%, to $627 million. Higher activity outside North America and an improved Geco-Prakla were partially offset by lower results in the United States. The only setback was the deterioration in the results of Geco-Prakla, where operational problems in the last quarter offset significant improvements during the first nine months. Severe weather in the Gulf of Mexico and West of Shetland in the North Sea region, lower profitability on NEPS sales and losses resulting from technical and operational problems in Transition Zone activities were the major factors. Measurement & Systems operating income increased by 25% to $151 million because of strong growth at Electronic Transactions and Automatic Test Equipment, and acquisitions.

In 1994, operating income of the Oilfield Services segment increased $27 million, or 6%, to $495 million. Strong oilfield activity in North America and an improved Geco-Prakla were only partially offset by declines in activity outside North America. Measurement & Systems operating income declined 34% to $121 million due mainly to lower results at Electronic Transactions, Gas Management and Electricity Management. Improvements at Automatic Test Equipment were not sufficient to offset these shortfalls.

Currency Risks
--------------

Refer to "Translation of Non-US Currencies" in the Notes to Consolidated Financial Statements for a description of the Company's policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business' functional currency.

While changes in exchange rates do affect revenue, especially in the Measurement & Systems segment, they also affect costs. Generally speaking, the Company is currency-neutral. For example, a 5% change in average exchange rates of OECD currencies would have had no material effect on consolidated revenue and net income.

In general, when the US dollar weakens against other currencies, consolidated revenue increases with usually no material effect on net income. This is principally because the fall-through incremental margin in Measurement & Systems offsets the higher Oilfield Services non-US dollar denominated expenses.

The Company's businesses operate principally in US dollars, most European currencies and most South American currencies.

Income Tax Expense
------------------

With increasing profitability and strong outlook in the US, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million. Refer to the Notes to Consolidated Financial Statements under "Income Tax Expense" for more information.

Research & Engineering
----------------------
Expenditures were as follows:    (Stated in millions)
                                  1996   1995   1994
                                 -----  -----  -----
Oilfield Services                $ 294   $ 279  $ 279
Measurement & Systems              158     148    139
Other                                1       1      1
                                 -----   -----  -----
                                 $ 453   $ 428  $ 419
                                 =====   =====  =====

Interest Expense
----------------

Interest expense decreased $10 million in 1996 following a $18 million rise in 1995. The decrease in 1996 was due to lower average rates which more than offset higher average debt outstanding.

The increase in 1995 was due to an increase in both average debt outstanding and average rates.

Liquidity
---------

A key measure of financial position is liquidity, defined as cash plus short-term and long-term investments less debt. The following table summarizes the Company's change in consolidated liquidity for each of the past three years:

                                  (Stated in millions)
                             1996     1995     1994
                           --------  -------  -------
Net income                 $   851   $  649   $  536
Depreciation &
  amortization                 885      820      776
Other                           (1)     (14)      (5)
                           -------   ------   ------
                             1,735    1,455    1,307
Increase in working
  capital requirements        (273)    (238)    (356)
Fixed asset additions       (1,158)    (939)    (783)
Dividends paid                (367)    (327)    (292)
Other                          132       (6)      85
                           -------   ------   ------
                                69      (55)     (39)
Proceeds from
  employee stock plans         180       74       61
Purchase of shares
  for Treasury                   -      (41)    (148)
Businesses acquired           (139)    (217)    (172)
Other                          (66)      23        6
                           -------   ------   ------
Net increase (decrease)
 in liquidity              $    44   $ (216)  $ (292)
                           =======   ======   ======
Liquidity-end of period    $   232   $  188   $  404
                           =======   ======   ======


In 1996, 1995 and 1994, the significant increase in working capital requirements followed the higher business activity. The major increases were in the working capital components of receivables and inventory. Higher fixed asset additions reflected the significant increase in Oilfield Services activities.

The current consolidated liquidity level, combined with liquidity expected from operations, should satisfy future business requirements.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

Quarterly high and low prices for the Company's Common Stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 1996 and 1995 were:

                Price Range
            ------------------  Dividends
              High      Low     Declared
            --------  --------  --------
1996
QUARTERS
  First     $ 80 5/8   $65 3/8    $0.375
  Second      91 3/8    80 1/8     0.375
  Third       89 1/8    79 3/8     0.375
  Fourth     108 1/4    84 1/4     0.375

1995
QUARTERS
  First      $60 1/8   $50 1/8    $0.300
  Second      66 5/8    58 1/8     0.375
  Third       69 5/8    61 1/4     0.375
  Fourth      70 1/2    58 7/8     0.375


The number of holders of record of the Common Stock of the Company at December 31, 1996, was approximately 22,000. There are no legal restrictions on the payment of dividends or ownership or voting of such shares. United States stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

Environmental Matters
---------------------

The Company and its subsidiaries comply with government laws and regulations and responsible management practices for the protection of the environment. The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes and other factors, it is possible that the ultimate remediation costs may exceed the amounts accrued. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations. Consistent with the Company's commitment to protection of the environment, safety and employee health, additional costs, including capital expenditures, are incurred related to current operations.

Item 8    Financial Statements and Supplementary Data
------    -------------------------------------------


CONSOLIDATED STATEMENT OF INCOME
--------------------------------

                     (Stated in thousands except per share amounts)
Year Ended December 31,           1996         1995         1994
                              -----------  -----------  -----------
Revenue
 Operating                    $8,956,150    $7,621,694   $6,696,845
 Interest and other income        69,515        91,536       83,898
                              ----------    ----------   ----------
                               9,025,665     7,713,230    6,780,743
                              ----------    ----------   ----------
Expenses
 Cost of goods sold
 and services                  6,835,444     5,804,157    5,107,889
 Research & engineering          452,608       427,848      418,871
 Marketing                       301,304       283,790      251,750
 General                         355,392       345,441      321,433
 Interest                         72,020        81,620       63,328
 Unusual items                   333,091             -            -
 Taxes on income                (175,677)      121,217       81,395
                              ----------    ----------   ----------
                               8,174,182     7,064,073    6,244,666
                              ----------    ----------   ----------
Net Income                    $  851,483    $  649,157   $  536,077
                              ==========    ==========   ==========

Net income per share               $3.47         $2.69        $2.21
                              ==========    ==========   ==========

Average shares outstanding       245,021       242,374      243,423





See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

------    ---------------------------------------------------

CONSOLIDATED BALANCE SHEET
----------------------------------------------------
                                                            (Stated in thousands)
December 31,                                              1996           1995
                                                      -------------  ------------
ASSETS
Current Assets
 Cash and short-term investments                       $ 1,358,948   $ 1,120,533
  Receivables less allowance for doubtful accounts
   (1996 $58,981; 1995 $58,246)                          2,260,091     1,939,873
 Inventories                                               938,974       782,168
 Deferred taxes on income                                  222,456             -
 Other current assets                                      262,148       181,129
                                                       -----------   -----------
                                                         5,042,617     4,023,703
Long-Term Investments, held to maturity                    323,717       279,950
Fixed Assets less accumulated depreciation               3,358,581     3,118,458
Excess of Investment Over Net Assets
 of Companies Purchased less amortization                1,225,335     1,330,490
Deferred Taxes on Income                                   203,983             -
Other Assets                                               170,818       157,499
                                                       -----------   -----------
                                                       $10,325,051   $ 8,910,100
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued liabilities              $ 2,200,161   $ 1,773,605
 Estimated liability for taxes on income                   367,562       299,841
 Bank loans                                                743,018       515,703
 Dividend payable                                           92,842        91,706
 Long-term debt due within one year                         70,827        83,417
                                                       -----------   -----------
                                                         3,474,410     2,764,272
Long-Term Debt                                             637,203       613,404
Postretirement Benefits                                    383,129       354,830
Other Liabilities                                          203,929       213,577
                                                       -----------   -----------
                                                         4,698,671     3,946,083
                                                       -----------   -----------
Stockholders' Equity
 Common stock                                              818,803       737,328
 Income retained for use in the business                 7,137,744     6,654,072
 Treasury stock at cost                                 (2,315,946)   (2,414,577)
 Translation adjustment                                    (14,221)      (12,806)
                                                       -----------   -----------
                                                         5,626,380     4,964,017
                                                       -----------   -----------
                                                       $10,325,051   $ 8,910,100
                                                       ===========   ===========

See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.


Item 8          Financial Statements and Supplementary Data (cont.)
                -------------------------------------------------
  CONSOLIDATED STATEMENT OF CASH FLOWS             (Stated in thousands)
--------------------------------------
Year Ended December 31,                   1996            1995           1994
Cash flows from operating activities:  -----------     -----------   ------------
 Net income                          $   851,483     $  649,157     $ 536,077
 Adjustments to reconcile
  net income
  to net cash provided by
   operating activities:
 Depreciation and
  amortization                           885,198        820,196       776,167
  Earnings of companies
   carried at equity,
   less dividends received
   (1996 $1,911; 1995 $1,000;
    1994 $5,377)                           5,212         (3,791)       (1,621)
  Provision for losses on
   accounts receivable                    27,036         20,306        23,039
  Other adjustments                       (4,613)        (3,562)       (3,574)
  Change in operating
   assets and liabilities:
  Increase in receivables               (319,448)      (136,312)     (182,989)
  Increase in inventories               (144,774)       (99,334)      (37,444)
  Increase in deferred
   taxes                                 (26,226)             -             -
  Increase (decrease) in
   accounts payable
    and accrued liabilities              161,463         (9,243)      (77,412)
  Increase (decrease) in
   estimated liability
    for taxes on income                   39,851         (3,684)      (73,801)
  Other - net                            (73,044)       (39,389)      (15,379)
                                     -----------     ----------     ---------
 NET CASH PROVIDED
  BY OPERATING ACTIVITIES              1,402,138      1,194,344       943,063
                                     -----------     ----------     ---------
Cash flows from investing
 activities:
 Purchases of fixed assets            (1,157,957)      (938,847)     (782,837)
 Sales/retirements of
  fixed assets                            98,584         26,936       105,240
 Payment for purchase of
  businesses                            (115,262)      (200,805)     (171,631)
 (Increase) decrease in
  investments                           (218,914)       129,165        50,230
 Decrease (increase) in
  other assets                             1,050         42,496           (88)
                                     -----------     ----------     ---------
 NET CASH USED IN
  INVESTING ACTIVITIES                (1,392,499)      (941,055)     (799,086)
                                     -----------     ----------     ---------
Cash flows from financing
 activities:
 Dividends paid                         (366,791)      (327,189)     (292,368)
 Proceeds from employee
  stock purchase plan                     38,807         36,159        36,183
 Proceeds from exercise of
  stock options                          141,299         37,518        25,145
 Purchase of shares for
  Treasury                                     -        (40,552)     (148,089)
 Proceeds from issuance of
  long-term debt                         195,009        486,518       143,889
 Payments of principal on
  long-term debt                        (165,742)      (287,455)     (176,420)
 Net increase (decrease)
  in short-term debt                     212,523       (143,444)      261,616
                                     -----------     ----------     ---------
NET CASH PROVIDED BY(USED IN)
 FINANCING ACTIVITIES                     55,105       (238,445)     (150,044)
                                      ----------     ----------     ---------
Net increase (decrease) in
 cash                                     64,744         14,844        (6,067)
Cash, beginning of year                   72,515         57,671        63,738
                                     -----------     ----------     ---------
CASH, END OF YEAR                    $   137,259     $   72,515     $  57,671
                                     ===========     ==========     =========

See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.


Item 8            Financial Statements and Supplementary Data (cont.)
-------            --------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------
                                                                                                      (Dollar amounts in thousands)
                                                                    Common  Stock
                                                  ---------------------------------------------------                      Income
                                                           Issued                  In Treasury                       Retained for
                                                  ------------------------   ------------------------   Translation    Use in the
                                                    Shares       Amount        Shares       Amount      Adjustment       Business
                                                  -----------  -----------   ----------   -----------   ----------   ------------

Balance,
 Jan. 1, 1994                                     306,667,168     $660,129   63,118,111    $2,283,743     $(76,507)    $6,106,461
 Translation
  adjustment                                                                                                19,403
 Sales to optionees less
  shares exchanged                                                    (366)    (702,621)      (25,511)
 Purchases for
  Treasury                                                                    2,754,000       148,089
 Employee stock
  purchase plan                                       734,284       36,183
 Net income                                                                                                               536,077
 Dividends declared
  ($1.20 per share)                                                                                                      (292,105)
                                                  -----------      -------   ----------     ---------      -------   ------------
Balance,
 Dec. 31, 1994                                    307,401,452      695,946   65,169,490     2,406,321      (57,104)     6,350,433
 Translation
  adjustment                                                                                                44,298
 Sales to optionees less
  shares exchanged                                                   5,223     (871,330)      (32,296)
 Purchases for
  Treasury                                                                      690,000        40,552
 Employee stock
  purchase plan                                       724,794       36,159
 Net income                                                                                                               649,157
 Dividends declared
  ($1.425 per share)                                                                                                     (345,518)
                                                  -----------      -------   ----------     ---------      -------   ------------
Balance,
 Dec. 31, 1995                                    308,126,246      737,328   64,988,160     2,414,577      (12,806)     6,654,072
 Translation
  adjustment                                                                                                (1,415)
 Sales to optionees less
  shares exchanged                                                  42,668   (2,657,348)      (98,631)
 Purchases for
  Treasury
 Employee stock
  purchase plan                                       741,747       38,807
 Net income                                                                                                               851,483
 Dividends declared
  ($1.50 per share)                                                                                                      (367,811)
                                                  -----------     --------   ----------   -----------    ---------   ------------
Balance,
 Dec. 31, 1996                                    308,867,993     $818,803   62,330,812    $2,315,946     $(14,221)    $7,137,744
                                                  ===========     ========   ==========   ===========   ==========   ============

See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Summary of Accounting Policies
------------------------------

The Consolidated Financial Statements of Schlumberger Limited and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
---------------------------

The Consolidated Financial Statements include the accounts of majority-owned subsidiaries. Significant 20% - 50% owned companies are carried on the equity method and classified in Other Assets. The Company's pro rata share of after-tax earnings is included in Interest and other income. Equity in undistributed earnings of all 50% owned companies at December 31, 1996, was not material.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management believes that the estimates are reasonable.

Revenue Recognition
-------------------
Generally, revenue is recognized after services are rendered and products are shipped.

Translation of Non-US Currencies
--------------------------------

All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders' Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Included in the 1996 results were transaction gains of $10 million, compared to a loss of $2 million and a gain of $2 million in 1995 and 1994, respectively.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit offsets the unrealized currency gains or losses on those assets and liabilities. At December 31, 1996, contracts were outstanding to purchase the US dollar equivalent of $103 million in various foreign currencies and to sell the equivalent of $62 million at forward rates on the dates the contracts were entered. These contracts mature on various dates in 1997.

Investments
-----------

The Consolidated Balance Sheet reflects the Company's investment portfolio separated between current and long-term based on maturity. Except for $111 million of investments which are considered trading at December 31, 1996 (1995 $104 million), it is the Company's intent to hold the investments until maturity.

Both short-term and long-term investments held to maturity are stated at cost plus accrued interest, which approximates market, and comprise primarily Eurodollar time deposits, certificates of deposit and commercial paper, Euronotes and Eurobonds, substantially all denominated in US dollars. Substantially all the investments designated as held to maturity that were purchased and sold during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized holding gain on such securities was not significant.

Long-term investments mature in 1998-$78 million, in 1999-$92 million and $154 million thereafter.

For purposes of the Consolidated Statement of Cash Flows, the Company does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months. Short-term investments at December 31, 1996 and 1995, were $1.2 billion and $1.0 billion, respectively.

Inventories
-----------

Inventories are stated principally at average or standard cost, which approximates average cost, or at market, if lower. Inventory consists primarily of materials and supplies.

Excess of Investment Over Net Assets of Companies Purchased
-----------------------------------------------------------

Cost in excess of net assets of purchased companies is amortized on a straight-line basis over periods ranging from 7 to 40 years. Accumulated amortization was $287 million and $278 million at December 31, 1996 and 1995, respectively.

Fixed Assets and Depreciation
-----------------------------

Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets by the straight-line method. Fixed assets include the manufacturing cost (average cost) of oilfield technical equipment manufactured by subsidiaries of the Company. Expenditures for renewals, replacements and betterments are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Taxes on Income
---------------

The Company and its subsidiaries compute taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made.

Approximately $2.5 billion of consolidated income retained for use in the business at December 31, 1996, represented undistributed earnings of consolidated subsidiaries and the Company's pro rata share of 20% - 50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

Tax credits and other allowances are credited to current income tax expense on the flow-through method of accounting.

Net Income Per Share
--------------------

Net income per share is computed by dividing net income by the average number of common shares outstanding during the year. The effect of common stock equivalents on the computation of earnings per share was not significant.

Research & Engineering
----------------------
All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

Unusual Items
-------------

The Company announced a charge of $300 million after tax in the third quarter related primarily to the Electricity & Gas and Geco-Prakla Land and Transition Zone businesses. During the quarter, the Electricity and Gas Management product lines were combined into a single business in response to the huge market and technology changes occurring in the energy supply sector. This combination will result in lower headcount and fewer manufacturing facilities and products. At Geco-Prakla, the Land and Transition Zone businesses have improved; however, they are still in a loss position and accordingly, require radical changes in organization and structure, and the write-off of Land goodwill. The after-tax charge of $300 million includes pre-tax charges of $112 million for severance and termination costs, other facilities' closure costs of $39 million, goodwill write-offs of $122 million, and other asset impairments/charges of $60 million.

The severance and termination costs relate to less than 5% of the worldwide workforce primarily in Europe and pertain to both manufacturing and operating personnel in about 30 locations. Most of the other facilities' closure costs relate to the write-down of buildings, equipment and other assets to net realizable value.

In addition, the Company recorded a charge of $58 million after tax, including a loss on the divestiture of the remaining defense-related activity, certain asset impairments and other charges. The amount is classified in cost of goods sold and services ($47 million) and taxes on income ($11 million).

As of December 31, 1996, $12 million of the severance and termination had been spent. The remainder should be spent within the next 18 months.

Acquisitions
------------

During 1996, subsidiaries of the Company acquired Solaic, SA (on December 31,
1996), a magnetic and smart card manufacturer; an 80% interest in Printer, a magnetic stripe card manufacturer; Oilphase Sampling Services Ltd., a reservoir fluid sampling company; The Production Analyst* and OilField Manager* software products from OGCI Software, Inc.; Germann, a turnkey gasoline station provider; Gueant, a gas dispenser service company; and a 33% equity interest in DAP Technologies Limited, a developer and manufacturer of rugged handheld computer products. The purchase prices were $75 million, $9 million, $7 million, $8 million, $8 million, $7 million and $4 million, respectively. These acquisitions were accounted for as purchases. Costs in excess of net assets acquired were $91 million which are being amortized on a straight-line basis over periods between 7 and 25 years.

During 1995, subsidiaries of the Company acquired a further 40% interest in CGST Save, a French gas meter service company; the remaining 40% interest in J.B. Rombach, a German metering business; G.S.I. Saudi Arabia Ltd., a land seismic company; the Petroleum Division of Intera Information Technologies Corporation, a reservoir simulation software company; and Danyl Inc., a point-of-sale terminal manufacturer. The purchase prices were $71 million, $42 million, $15 million, $59 million and $12 million, respectively. These acquisitions were accounted for as purchases. Costs in excess of net assets acquired were $167 million which are being amortized on a straight-line basis over periods between 15 and 25 years.

Fixed Assets
------------
A summary of fixed assets follows:

               (Stated in millions)
December 31,         1996    1995
                    ------  ------
Land                $   71  $   78
Buildings &
 improvements        1,040   1,027
Machinery and
 equipment           8,467   8,003
                    ------  ------
Total cost           9,578   9,108
Less accumulated
 depreciation        6,219   5,990
                    ------  ------
                    $3,359  $3,118
                    ======  ======

Estimated useful lives of Buildings & improvements range from 5 to 50 years and of Machinery and equipment from 2 to 25 years.

Long-Term Debt
--------------
A summary of long-term debt by currency follows:

          (Stated in millions)
December 31,      1996   1995
                 -----  -----
US dollar        $ 195  $ 110
German mark        185    165
UK pound           137    192
Japanese yen       101    113
Other               19     33
                 -----  -----
                 $ 637  $ 613
                 =====  =====

Long-term debt is at variable rates; substantially all of the debt is at rates up to 7%. Such rates are reset every six months or sooner. Accordingly, the carrying value of long-term debt at December 31, 1996, approximates the aggregate fair value.

Long-term debt at December 31, 1996, is due $208 million in 1998, $33 million in 1999, $190 million in 2000, $101 million in 2001 and $105 million thereafter.

At December 31, 1996, there were no interest rate swap arrangements outstanding. At times, interest rate swap arrangements are entered into to adjust non-US dollar denominated debt and interest rates into US dollars. Interest rate swap arrangements had no impact in 1996 and an immaterial effect on consolidated interest expense in 1995. The exposure in the event of nonperformance by the other parties to the arrangements is not significant.

Lines of Credit
---------------

At December 31, 1996, the Company's principal US subsidiary had an available unused Revolving Credit Agreement with a group of banks. The Agreement provided that the subsidiary may borrow up to $500 million until December 1998 at money market-based rates. In addition, at December 31, 1996, the Company and its subsidiaries had available unused lines of credit of approximately $626 million.

Capital Stock
-------------

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.01 per share, of which 246,537,181 and 243,138,086 shares were outstanding on December 31, 1996 and 1995, respectively. The Company is also authorized to issue 200,000,000 shares of cumulative Preferred Stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of Preferred Stock have been issued. Holders of Common Stock and Preferred Stock are entitled to one vote for each share of stock held.

In January 1993, Schlumberger acquired the remaining 50% interest in the Dowell Schlumberger group of companies. The purchase price included a warrant, expiring in 7.5 years and valued at $100 million, to purchase 7.5 million shares of Schlumberger Limited Common Stock at an exercise price of $59.95 per share. The warrant is fully vested and nontransferable.

Stock Compensation Plans
------------------------

As of December 31, 1996, the Company has two types of stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                      (Stated in millions except per share amounts)
                                        1996                   1995
                                        ----                   ----
Net Income
   As reported                         $ 851                  $ 649
   Pro forma                           $ 809                  $ 641
                                       -----                  -----
Earnings per share
   As reported                         $3.47                  $2.69
   Pro forma                           $3.30                  $2.65


As required by FASB Statement 123, the above pro forma data reflects the effect of stock option grants and the employee stock purchase plan during 1996 and 1995.

Stock Option Plans
------------------

During 1996, 1995 and in prior years, officers and key employees were granted stock options under the Company's stock option plans. The exercise price of each option equals the market price of the Company's stock on the date of grant; an option's maximum term is ten years, and options generally vest in 20% increments over five years.

As required by FASB Statement 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 1996 and 1995: dividend yield of 1.5%; expected volatility of 20%; risk-free interest rates for 1996 grants of 5.38% - 6.36% for officers and 5.09% - 6.01% for all other employees; risk-free interest rates for 1995 grants of 5.85% - 7.88% for officers and 5.70%
- 7.66% for all other employees; and expected option lives of 5.50 years for officers and 2.39 years for other employees. The weighted-average fair value of options granted during 1996 and 1995 is $21.07 and $17.40, respectively.


A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                         Number     Weighted Average
                        of Shares    Exercise Price
                       -----------  ----------------
Outstanding
  Jan. 1, 1995         11,560,849         $56
  Granted                 753,700         $62
  Exercised              (897,919)        $44
  Lapsed or
    cancelled            (346,150)        $61
                       ----------         ---
Outstanding
  Dec. 31, 1995        11,070,480         $58
  Granted               4,131,000         $79
  Exercised            (2,758,242)        $54
  Lapsed or
    cancelled            (244,840)        $64
                       ----------         ---
Outstanding
  Dec. 31, 1996        12,198,398         $65
                       ==========         ===
Exercisable at
  Dec. 31, 1995         6,259,270
  Dec. 31, 1996         4,963,908
Available for grant
  Dec. 31, 1995         9,444,095
  Dec. 31, 1996         5,557,935


The following table summarizes information concerning currently outstanding and exercisable options by two ranges of exercise prices:

-----------------------------------------------
Range of exercise prices      $29.250 - $64.500
-----------------------------------------------
Number outstanding
  at 12/31/96                         7,343,448
Weighted average remaining
  contractual life                         5.93
Weighted average
  exercise price                            $58
-----------------------------------------------
Number exercisable
  at 12/31/96                         4,494,418
Weighted average
  exercise price                            $58
-----------------------------------------------
Range of exercise prices      $64.813 - $93.625
-----------------------------------------------
Number outstanding
  at 12/31/96                         4,854,950
Weighted average remaining
  contractual life                         8.83
Weighted average
  exercise price                            $77
-----------------------------------------------
Number exercisable
  at 12/31/96                           469,490
Weighted average
  exercise price                            $59
-----------------------------------------------


Employee Stock Purchase Plan
----------------------------

Under the Schlumberger Discounted Stock Purchase Plan, the Company is authorized to issue up to 8,000,000 shares of Common Stock to its employees. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price. Under the Plan, the Company sold 741,747 shares and 724,794 shares to employees in 1996 and 1995, respectively. Compensation cost has been computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995: dividend yield of 1.5%; expected life of one year; expected volatility of 20%; and risk-free interest rates of 5.71% for 1996 and 5.61% for 1995. The weighted-average fair value of those purchase rights granted in 1996 and 1995 is $19.45 and $14.42, respectively.

Income Tax Expense
------------------

With increasing profitability and strong outlook in the US, in the third quarter of 1996 the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million.

The Company and its subsidiaries operate in over 100 taxing jurisdictions.

At December 31, 1996, the US deferred tax asset was $381 million and the valuation allowance was $53 million.

The Company's US consolidated group has a net operating loss carryforward at December 31, 1996, of $293 million and net deductible temporary differences were $782 million. Significant temporary differences pertain to postretirement medical benefits and fixed assets. Most of the tax loss carryforward will expire in the years 2002 - 2003.

The normal recurring provision for income taxes in 1996 was $206 million; effective tax rate was 20%. In 1995 and 1994, the effective tax rates were 16% and 13%, respectively. The effect of the US operating loss carryforward was a significant reconciling item between the US statutory federal tax rate (35%) and the Company's effective tax rate in each year.

The Company's provision for deferred taxes (excluding the effect of the unusual items) was less than $5 million in each of the three years in the period ended December 31, 1996. The remaining component of income tax expense was the current provision in each year.

Leases and Lease Commitments
----------------------------

Total rental expense was $232 million in 1996, $206 million in 1995 and $192 million in 1994. Future minimum rental commitments under noncancelable leases for years ending December 31 are: 1997 $90 million; 1998 $72 million; 1999 $58 million; 2000 $40 million; and 2001 $30 million. For the ensuing three five-year periods, these commitments decrease from $35 million to $3 million. The minimum rentals over the remaining terms of the leases aggregate $25 million.

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

In May 1996, in a case involving a $3 million contract dispute, the trial court in Johnson County, Texas, entered judgment on jury findings adverse to Schlumberger for $23 million in damages, which has been doubled, plus attorneys' fees and interest. The Company and its outside counsel believe the findings and the judgment are not supported by the evidence and law, and have filed an appeal. Accordingly, no provision has been made in the financial statements for this matter.

In addition, the Company and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the Consolidated Financial Statements.

Segment Information
-------------------

The Company's business comprises three segments: Oilfield Services, Measurement & Systems and Omnes. Services and products are described in more detail on pages 2,3 and 4 in this report.

Oilfield Services and Measurement & Systems are reportable segments.

Financial information for the years ended December 31, 1996, 1995 and 1994, by industry segment and by geographic area is as follows:

Transfers between segments and geographic areas are for the most part made at regular prices available to unaffiliated customers.

Certain Oilfield Services segment fixed assets are manufactured within that segment.

During the years ended December 31, 1996, 1995 and 1994, neither sales to any government nor sales to any single customer exceeded 10% of consolidated operating revenue.

Corporate assets largely comprise short-term and long-term investments.


                                                           (Stated in millions)
                                  Oilfield    Measurement     Adjust.    Consol-
                                  Services     & Systems      & Elim.    idated
                                 ----------  -------------    --------   -------
INDUSTRY SEGMENT 1996
Operating revenue
 Customers                           $6,129         $2,827        $  -   $ 8,956
 Inter-segment transfers                  -              7          (7)        -
                                     ------         ------        ----   -------

                                     $6,129         $2,834        $ (7)  $ 8,956
                                     ======         ======        ====   =======
 Operating income                    $  986         $  124        $(52)  $ 1,058
                                     ------         ------        ----
 Interest expense                                                            (72)
 Interest and other income                                                    70
 Unusual items                                                              (380)
                                                                         -------
 Income before taxes                                                     $   676
                                                                         =======
 Depreciation expense                $  700         $  111        $  8   $   819
                                     ------         ------        ----   -------
 Fixed asset additions               $1,018         $  131        $  9   $ 1,158
                                     ------         ------        ----   -------
 At December 31
  Identifiable assets                $5,961         $2,518        $(41)  $ 8,438
  Corporate assets                                                         1,887
                                                                         -------
  Total assets                                                           $10,325
                                                                         =======
INDUSTRY SEGMENT 1995
 Operating revenue
 Customers                           $4,867         $2,755        $  -   $ 7,622
 Inter-segment transfers                  1              4          (5)        -
                                     ------         ------        ----   -------
                                     $4,868         $2,759        $ (5)  $ 7,622
                                     ======         ======        ====   =======
 Operating income                    $  627         $  151        $(17)   $  761
                                     ------         ------        ----
 Interest expense                                                            (82)
 Interest and other income
  less other charges -$1                                                      91
                                                                         -------
 Income before taxes                                                     $   770
                                                                         =======
 Depreciation expense                $  650         $  104        $  6   $   760
                                     ------         ------        ----   -------
 Fixed asset additions               $  800         $  122        $ 17   $   939
                                     ------         ------        ----   -------
 At December 31
  Identifiable assets                $5,192         $2,213        $(29)  $ 7,376
  Corporate assets                                                         1,534
                                                                         -------
  Total assets                                                           $ 8,910
                                                                         =======

                                      36

                                                          (Stated in millions)
                               Oilfield  Measurement         Adjust.   Consol-
                               Services    & Systems         & Elim.    idated
                               --------  -----------         -------   -------
INDUSTRY SEGMENT 1994
Operating revenue
 Customers                     $4,362       $2,335           $  -       $6,697
 Inter-segment transfers            3            4             (7)           -
                               ------       ------           ----      -------
                               $4,365       $2,339           $ (7)      $6,697
                               ======       ======           ====      =======
Operating income               $  495       $  121           $(23)      $  593
                               ------       ------           ----
Interest expense                                                           (63)
Interest and other income plus other credits -$3                            87
                                                                       -------
Income before taxes                                                     $  617
                                                                       =======
Depreciation expense           $  625       $   92           $  5       $  722
                               ------       ------           ----      -------
Fixed asset additions          $  661       $   91           $ 31       $  783
                               ------       ------           ----      -------
At December 31
 Identifiable assets           $4,766       $1,936           $(14)      $6,688
 Corporate assets                                                        1,634
                                                                       -------
 Total assets                                                           $8,322
                                                                       =======


                                                                  (Stated in millions)
                             Western Hemisphere  Eastern Hemisphere
                             ------------------  ------------------  Adjust.   Consol-
                                US      Other     Europe    Other    & Elim.    idated
                             --------  --------  --------  --------  -------   -------
GEOGRAPHIC AREA 1996
Operating revenue
 Customers                     $2,103    $1,150    $3,065    $2,638    $   -   $ 8,956
 Inter-area transfers             443         7       169        35     (654)        -
                               ------    ------    ------    ------  -------   -------
                               $2,546    $1,157    $3,234    $2,673    $(654)  $ 8,956
                               ======    ======    ======    ======  =======   =======
Operating income               $  195    $  166    $  243    $  546    $ (92)  $ 1,058
Interest expense                                                                   (72)
Interest and other income                                                           70
Unusual items                                                                     (380)
                                                                               -------
Income before taxes                                                            $   676
                                                                               =======
At December 31
 Identifiable assets           $2,249    $  885    $3,300    $2,069    $ (65)  $ 8,438
 Corporate assets                                                                1,887
                                                                               -------
 Total assets                                                                  $10,325
                                                                               =======

GEOGRAPHIC AREA 1995
Operating revenue
 Customers                     $1,826    $  905    $2,779    $2,112    $   -   $ 7,622
 Inter-area transfers             358        17       149        30     (554)        -
                               ------    ------    ------    ------  -------   -------
                               $2,184    $  922    $2,928    $2,142    $(554)  $ 7,622
                               ======    ======    ======    ======  =======   =======
Operating income               $  130    $  135    $  170    $  367    $ (41)  $   761
Interest expense                                                                   (82)
Interest and other income
 less other charges - $1                                                            91
                                                                               -------
Income before taxes                                                            $   770
                                                                               =======
At December 31
 Identifiable assets           $1,748    $  720    $2,894    $2,025    $ (11)  $ 7,376
 Corporate assets                                                                1,534
                                                                               -------
 Total assets                                                                  $ 8,910

                                                                   (Stated in millions)
                             Western Hemisphere  Eastern Hemisphere
                             ------------------  ------------------  Adjust.    Consol-
                                US       Other    Europe     Other   & Elim.    idated
                             ---------  -------  ---------  -------  --------  --------
GEOGRAPHIC AREA 1994
Operating revenue
 Customers                      $1,650     $749     $2,299   $1,999    $   -    $6,697
 Inter-area transfers              251       10        140       30     (431)        -
                                ------  -------  ---------  -------  -------   -------
                                $1,901     $759     $2,439   $2,029    $(431)   $6,697
                                ======  =======  =========  =======  =======   =======
Operating income                $  177     $106     $   49   $  304    $ (43)   $  593
Interest expense                                                                   (63)
Interest and other income
 plus other credits - $3                                                            87
                                                                               -------
Income before taxes                                                             $  617
                                                                               =======
At December 31
 Identifiable assets            $1,660     $620     $2,387   $2,210    $(189)   $6,688
 Corporate assets                                                                1,634
                                                                               -------
 Total assets                                                                   $8,322
                                                                               =======

Pension and Other Benefit Plans
-------------------------------

US Pension Plans
----------------

The Company and its US subsidiary sponsor several defined benefit pension plans that cover substantially all employees. The benefits are based on years of service and compensation on a career-average pay basis. These plans are substantially fully funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to contribute annually amounts that are allowable for federal income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in all years were 7.5%, 4.5% and 8.5%, respectively.

Net pension cost in the US for 1996, 1995 and 1994, included the following components:

                               (Stated in millions)
                               1996    1995    1994
                              ------  ------  ------
Service cost -benefits
 earned during the period     $  27   $  26   $  25
Interest cost on projected
 benefit obligation              50      46      44
Expected return on
 plan assets (actual
 return: 1996 $94;
 1995 $137; 1994 $3)            (52)    (47)    (46)
Amortization of
 transition asset                (2)     (2)     (2)
Amortization of prior
 service cost/other               4       4       6
                              -----   -----   -----
 Net pension cost             $  27   $  27   $  27
                              =====   =====   =====

Effective January 1, 1996, the Company and its subsidiaries amended their pension plans to improve retirement benefits for current employees. The funded status at December 31, 1995, reflects the amendment.

The funded status of the plans at December 31, 1996 and 1995, was as follows:

                                     (Stated in millions)
                                      1996       1995
                                   ----------  ---------
Actuarial present value
 of obligations:
 Vested benefit obligation             $ 639      $ 615
                                       =====      =====
 Accumulated benefit
  obligation                           $ 641      $ 617
                                       =====      =====
 Projected benefit obligation          $ 700      $ 675
Plan assets at market value              771        698
                                       -----      -----
Excess of assets over projected
 benefit obligation                       71         23
Unrecognized net gain                   (155)       (96)
Unrecognized prior service cost           34         39
Unrecognized net asset
 at transition date                       (7)        (9)
                                       -----      -----
Pension liability                      $ (57)     $ (43)
                                       =====      =====

Assumed discount rate and rate of compensation increases used to determine the projected benefit obligations were 8% and 4.5%, respectively; the expected long-term rate of return on plan assets was 8.5%. Plan assets at December 31, 1996, consist of common stocks ($504 million), cash or cash equivalents ($42 million), fixed income investments ($135 million) and other investments ($90 million). Less than 1% of the plan assets at December 31, 1996, represented Schlumberger Limited Common Stock.


Non-US Pension Plans
--------------------

Outside of the US, subsidiaries of the Company sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. For all defined benefit plans, pension expense was $16 million, $13 million and $16 million in 1996, 1995 and 1994, respectively. The only significant defined benefit plan is in the UK.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in all years were 7.5%, 5% and 8.5%, respectively.

Net pension cost in the UK plan for 1996, 1995 and 1994 (translated into US dollars at the average exchange rate for the periods), included the following components:

                                                 (Stated in millions)
                                             1996       1995      1994
                                            ------     ------    ------
Service cost - benefits
 earned during the period                   $  12      $  10     $  10
Interest cost on projected
 benefit obligation                             9          9        10
Expected return on
 plan assets (actual
 return: 1996 $36;
 1995 $43; 1994 $(11))                        (18)       (16)      (15)
Amortization of transition
 asset and other                               (3)        (2)       (3)
                                            -----      -----     -----
 Net pension cost                           $   -      $   1     $   2
                                            =====      =====     =====

The funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

                                            (Stated in millions)
                                                1996       1995
                                               -----      -----
Actuarial present value
 of obligations:
 Vested benefit obligation                     $ 132      $ 108
                                               =====      =====
 Accumulated benefit
  obligation                                   $ 132      $ 108
                                               =====      =====
 Projected benefit obligation                  $ 150      $ 129
Plan assets at market value                      276        222
                                               -----      -----
Excess of assets over
 projected benefit obligation                    126         93
Unrecognized net gain                           (111)       (85)
Unrecognized prior service cost                    4          4
Unrecognized net asset
 at transition date                               (4)        (5)
                                               -----      -----
Pension asset                                  $  15      $   7
                                               =====      =====

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were 8% and 5%, respectively; the expected long-term rate of return on plan assets was 8.5%. Plan assets consist of common stocks ($219 million), cash or cash equivalents ($6 million) and fixed income investments ($52 million). None of the plan assets represents Schlumberger Limited Common Stock.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 1996, 1995 and 1994, were $15 million, $14 million and $12 million, respectively.

Other Deferred Benefits
-----------------------

In addition to providing pension benefits, the Company and its subsidiaries have other deferred benefit programs. Expense for these programs was $93 million, $80 million and $71 million in 1996, 1995 and 1994, respectively.

Health Care Benefits
--------------------

The Company and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $38 million, $37 million and $34 million in 1996, 1995 and 1994, respectively. Outside of the United States, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other Than Pensions
-------------------------------------------
The Company and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

In 1996, service cost and interest cost expenses were $13 million and $26 million, respectively, compared to $12 million and $25 million in 1995. The principal actuarial assumptions used to measure the above-mentioned costs were a discount rate of 7.5% in 1996 and 7.5% in 1995, and a medical cost trend rate of 10% graded to 6% over the next six years and 6% thereafter.

The funded status at December 31, 1996 and 1995, was as follows:

                                (Stated in millions)
                                  1996       1995
                                ---------  ---------
Accumulated postretirement
 benefit obligation:
  Retirees                          $ 143     $ 173
  Fully eligible                        8         6
  Actives                             135       181
                                    -----     -----
                                    $ 286     $ 360
Unrecognized net gain (loss)           92        (5)
Unrecognized prior service              5         -
                                    -----     -----
Postretirement benefit
 liability at December 31           $ 383     $ 355
                                    =====     =====

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 8% for 1996 and 7.5% in 1995. At December 31, 1996, the medical cost trend rate has been lowered to reflect actual experience over the last four years to 9% graded to 5% over the next six years and 5% thereafter.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 1996 would have been $45 million, and the accumulated postretirement benefit obligation would have been $324 million at December 31, 1996.

Supplementary Information
-------------------------
Operating revenue and related cost of goods sold and services comprised the following:

                                  (Stated in millions)
Year ended
 December 31,                   1996     1995    1994
                              ------   ------  ------
Operating revenue
 Sales                        $2,428   $2,372  $2,019
 Services                      6,528    5,250   4,678
                              ------   ------  ------
                              $8,956   $7,622  $6,697
                              ======   ======  ======
Direct operating costs
 Goods sold                   $1,704   $1,645  $1,372
 Services                      5,131    4,159   3,736
                              ------   ------  ------
                              $6,835   $5,804  $5,108
                              ======   ======  ======

Cash paid for interest and income taxes was as follows:
                                  (Stated in millions)
Year ended
 December 31,                   1996     1995    1994
                              ------   ------  ------
Interest                      $   73   $   81  $   64
Income taxes                  $  179   $  132  $  148

Accounts payable and accrued liabilities are summarized as follows:

                          (Stated in millions)
December 31,                     1996     1995
                               ------   ------
Payroll, vacation and
 employee benefits             $  488   $  425
Trade                             712      564
Taxes, other than income          182      156
Other                             818      629
                               ------   ------
                               $2,200   $1,774
                               ======   ======

The caption "Interest and other income" includes interest income, principally from short-term and long-term investments, of $73 million, $89 million and $78 million for 1996, 1995 and 1994, respectively, partially offset by the Company's share of the loss from the Omnes joint venture of $5 million in 1996.

To the Board of Directors and Stockholders of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
New York, New York
January 23, 1997

QUARTERLY RESULTS (UNAUDITED)
-----------------------------

The following table summarizes results for each of the four quarters for the years ended December 31, 1996 and 1995. Gross profit equals operating revenue less cost of goods sold and services.

                 (Stated in millions except per share amounts)
                         Operating              Net Income
                 -------------------------  ------------------
                  Revenue    Gross Profit   Amount   Per Share
                 ----------  -------------  -------  ---------
Quarters-1996
  First            $2,028       $  478       $171      $0.70
  Second            2,151          519        196       0.80
  Third             2,262          510        229       0.93
  Fourth            2,515          614        255       1.04
                   ------       ------       ----      -----
                   $8,956       $2,121       $851      $3.47
                   ======       ======       ====      =====
Quarters-1995
  First            $1,762       $  426       $147      $0.61
  Second            1,877          459        167       0.69
  Third             1,919          464        169       0.70
  Fourth            2,064          469        166       0.69
                   ------       ------       ----      -----
                   $7,622       $1,818       $649      $2.69
                   ======       ======       ====      =====


Item 9    Disagreements on Accounting and Financial Disclosures
------    -----------------------------------------------------

NONE

PART III
--------

Item 10  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

See Part I (pages 7 and 8) for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, "Election of Directors", in the Proxy Statement, and is incorporated by reference.


Item 11  Executive Compensation
-------  ----------------------

The information set forth under "EXECUTIVE COMPENSATION" (other than that set forth under the subcaptions "Corporate Performance Graph" and "Compensation Committee Report on Executive Compensation") in the Proxy Statement is incorporated by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

The information with respect to Item 12 is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management" and such information is incorporated herein by reference.


Item 13  Certain Relationships and Related Transactions
-------  ----------------------------------------------

The information with respect to Item 13 is set forth in the last paragraph of the section headed, "Board and Committees", in the Company's Proxy Statement dated March 7, 1997, and such information is incorporated herein by reference.

PART IV
--------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ----------------------------------------------------------------

  The following documents are filed as part of this report:    Page(s)

(1)            Financial Statements

               Consolidated Statement of
               Income for the three years
               ended December 31, 1996                           23

               Consolidated Balance Sheet
               at December 31, 1996 and
               1995                                              24

               Consolidated Statement of Cash
               Flows for the three years ended
               December 31, 1996                                 25

               Consolidated Statement of
               Stockholders' Equity for the
               three years ended December 31, 1996               26

               Notes to Consolidated Financial
               Statements                                   27 through  44

               Report of Independent
               Accountants                                       45

               Selected Quarterly Financial
               Data (Unaudited)                                  46

Financial statements of 20% - 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets of income.

  (2)          Financial Statement Schedules

                 Not required.

  (3)          The following Exhibits are filed:
               ---------------------------------

               Deed of Incorporation as last
               amended on May 21, 1987                  Exhibit 3

               By-Laws as last amended on
               October 20, 1993                         Exhibit 3

               Schlumberger 1994 Stock Option Plan,
               as amended on January 5, 1995*           Exhibit 10(a)

               Schlumberger Limited Supplementary
               Benefit Plan, as amended on January 1,
               1995*                                    Exhibit 10(b)

               Schlumberger 1989 Stock Incentive
               Plan, as amended*                        Exhibit 10(c)

               Schlumberger 1979 Stock
               Incentive Plan, as amended*              Exhibit 10(d)

               Schlumberger 1979 Incentive
               Stock Option Plan, as amended*           Exhibit 10(e)

               Schlumberger Restoration Savings Plan*   Exhibit 10(f)

        *Compensatory plan required to be filed as an exhibit.

               Subsidiaries                             Exhibit 21

               Consent of Independent
               Accountants                              Exhibit 23

               Powers of Attorney
               dated January 24, 1997:                  Exhibit(s) 24

               Don E. Ackerman                          (a)
               D. Euan Baird                            (b)
               Denys Henderson                          (c)
               Andre Levy-Lang                          (d)
               William T. McCormick, Jr.                (e)
               Didier Primat                            (f)
               Nicolas Seydoux                          (g)
               Linda G. Stuntz                          (h)
               Sven Ullring                             (i)
               Eiji Umene                               (j)

               Additional Exhibit:
                Form S-8 Undertakings                   Exhibit  99

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHLUMBERGER LIMITED

Date:  March 31, 1997           By :  /s/ Arthur Lindenauer
                                      ---------------------
                                Arthur Lindenauer
                                Executive Vice President -
                                Finance; Chief Financial Officer
                                and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                                 Title
-----------------------------         --------------------------


     *
_____________________________      Director, Chairman, President
     D. Euan Baird                 and Chief Executive Officer



 /s/ Arthur Lindenauer             Executive Vice President
-----------------------------      Finance; Chief Financial Officer
     Arthur Lindenauer             and Chief Accounting Officer


     *
_____________________________      Director
     Don E. Ackerman


     *
_____________________________      Director
     Denys Henderson


     *
_____________________________      Director
     Andre Levy-Lang


     *
_____________________________      Director
     William T. McCormick, Jr.

           Name                                 Title
-----------------------------         --------------------------



     *
_____________________________         Director
     Didier Primat


     *
_____________________________         Director
     Sven Ullring


     *
_____________________________         Director
     Nicolas Seydoux


     *
_____________________________         Director
     Linda G. Stuntz


     *
_____________________________         Director
     Eiji Umene



  /s/ David S. Browning               March 31, 1997
-----------------------------

* By David S. Browning
     Attorney-in-Fact


INDEX TO EXHIBITS                                  Exhibit      Page

Deed of Incorporation as last amended
on May 21, 1987, incorporated by reference
to Exhibit 3 to Form 10-K for 1992                        3        -

By-Laws as last amended on October 20, 1993,
incorporated by reference to Exhibit 3 to
Form 10-K for 1993                                        3        -

Schlumberger 1994 Stock Option Plan,
as amended, incorporated by reference to
Exhibit 10(a) to Form 10-K for year 1995            10(a)          -

Schlumberger Limited Supplementary Benefit Plan,
as amended, on January 1, 1995                      10(b)         53

Schlumberger 1989 Stock Incentive Plan, as
amended, incorporated by reference to
Exhibit 10(c) to Form 10-K for year 1995            10(c)          -

Schlumberger 1979 Stock Incentive Plan, as
amended, incorporated by reference to Exhibit
10(c) to Annual Report 10-K filed for year 1992     10(d)          -

Schlumberger 1979 Incentive Stock Option Plan,
as amended, incorporated by reference to Exhibit
10(d) to Annual Report 10-K filed for year 1992     10(e)          -

Schlumberger Restoration Savings Plan,
incorporated by reference to Exhibit 10(f) to
Form 10-K for year 1995                             10(f)          -

Subsidiaries                                             21       77

Consent of Independent Accountants                       23       78

Powers of Attorney dated January 24, 1997:               24
     D. Euan Baird                                  (a)           79
     Don E. Ackerman                                (b)           80
     Denys Henderson                                (c)           81
     Andre Levy-Lang                                (d)           82
     William T. McCormick, Jr.                      (e)           83
     Didier Primat                                  (f)           84
     Nicolas Seydoux                                (g)           85
     Linda G. Stuntz                                (h)           86
     Sven Ullring                                   (i)           87
     Eiji Umene                                     (j)           88

Additional Exhibits:
     Form S-8 Undertakings                               99       89