Form 10-K405/A
period 1996-12-31
SCHLUMBERGER LTD /NY/
filed 1997-05-02
CIK 87347

                                                                            1996



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K405/A

                                   (Mark One)
X  AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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



                           (Cover page 1 of 2 pages)

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                                which registered
-------------------                            ---------------------------
COMMON STOCK, PAR VALUE $0.01                  NEW YORK STOCK EXCHANGE
                                               PARIS STOCK EXCHANGE
                                               THE LONDON STOCK EXCHANGE
                                               AMSTERDAM STOCK EXCHANGE
                                               BRUSSELS STOCK EXCHANGE
                                               FRANKFURT STOCK EXCHANGE
                                               SWISS STOCK EXCHANGE
                                               TOKYO STOCK EXCHANGE

         Securities registered pursuant to Section 12 (g) of the Act:

                                     NONE

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES    X                                          NO
               --                                            --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]

As of FEBRUARY 24, 1997, the aggregate market value of the voting stock held by non-affiliates, calculated on the basis of the closing price on the NYSE Composite Tape, was $25,137,762,086.50.

As of FEBRUARY 24, 1997, Number of Shares of Common Stock Outstanding:
246,738,929.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated:

          DEFINITIVE PROXY STATEMENT FOR THE ANNUAL GENERAL MEETING OF STOCKHOLDERS TO BE HELD APRIL 9, 1997 ("PROXY STATEMENT") PART III.


                           (Cover page 2 of 2 pages)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K405/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHLUMBERGER LIMITED

Date:  May 2, 1997            By :  /s/ Arthur Lindenauer
                                      ---------------------
                                Arthur Lindenauer
                                Executive Vice President -
                                Finance; Chief Financial Officer
                                and Chief Accounting Officer

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


     *
_____________________________         Director
     Sven Ullring


     *
_____________________________         Director
     Nicolas Seydoux


     *
_____________________________         Director
     Linda G. Stuntz


     *
_____________________________         Director
     Eiji Umene



  /s/ David S. Browning               May 2, 1997
-----------------------------

* By David S. Browning
     Attorney-in-Fact


INDEX TO EXHIBITS                                  Exhibit      Page

Deed of Incorporation as last amended
on May 21, 1987, incorporated by reference
to Exhibit 3 to Form 10-K for 1992                        3        -

By-Laws as last amended on October 20, 1993,
incorporated by reference to Exhibit 3 to
Form 10-K for 1993                                        3        -

Schlumberger 1994 Stock Option Plan,
as amended, incorporated by reference to
Exhibit 10(a) to Form 10-K for year 1995            10(a)          -

Schlumberger Limited Supplementary Benefit Plan,
as amended, on January 1, 1995                      10(b)         53

Schlumberger 1989 Stock Incentive Plan, as
amended, incorporated by reference to
Exhibit 10(c) to Form 10-K for year 1995            10(c)          -

Schlumberger 1979 Stock Incentive Plan, as
amended, incorporated by reference to Exhibit
10(c) to Annual Report 10-K filed for year 1992     10(d)          -

Schlumberger 1979 Incentive Stock Option Plan,
as amended, incorporated by reference to Exhibit
10(d) to Annual Report 10-K filed for year 1992     10(e)          -

Schlumberger Restoration Savings Plan,
incorporated by reference to Exhibit 10(f) to
Form 10-K for year 1995                             10(f)          -

Subsidiaries                                             21       77

Consent of Independent Accountants                       23       78

Powers of Attorney dated January 24, 1997:               24
     D. Euan Baird                                  (a)           79
     Don E. Ackerman                                (b)           80
     Denys Henderson                                (c)           81
     Andre Levy-Lang                                (d)           82
     William T. McCormick, Jr.                      (e)           83
     Didier Primat                                  (f)           84
     Nicolas Seydoux                                (g)           85
     Linda G. Stuntz                                (h)           86
     Sven Ullring                                   (i)           87
     Eiji Umene                                     (j)           88

Additional Exhibits:
     Financial Data Schedule                             27       90
     Form S-8 Undertakings                               99       89