Form 10-Q
period 1997-03-31
SCHLUMBERGER LTD /NY/
filed 1997-05-15
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  --------------------------------------------------------------------------


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
  --------------------------------------------------------------------------


For the Quarter ended:                                     Commission file No.:
   MARCH 31, 1997                                                1-4601

                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     NETHERLANDS ANTILLES                                    52-0684746
     --------------------                                    -----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

    277 PARK AVENUE
    NEW YORK, NEW YORK, U.S.A.                                   10172

    42 RUE SAINT-DOMINIQUE
    PARIS, FRANCE                                                75007

    LAAN VAN MEERDERVOORT 55
    THE HAGUE,
    THE NETHERLANDS                                              2517 AG
---------------------------------                              -----------
(Addresses of principal executive                              (Zip Codes)
      offices)

Registrant's telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                YES       X                                    NO
                       -------                                    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 30, 1997
-----------------------------                    -----------------------------
COMMON STOCK, $0.01 PAR VALUE                             246,851,560 (*)


      (*) Not adjusted for two-for-one stock split, announced April 17, 1997, to stockholders of record on June 2, 1997.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1 : Financial Statements
-----------------------------


                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)


                                                         (Stated in thousands except per share amounts)

                                                                         Three Months Ended
                                                                              March 31,
                                                               ---------------------------------------
                                                                  1997                     1996
REVENUE:
    Operating                                                  $2,402,060                $2,027,828
    Interest and other income                                      18,105                    17,370
                                                                ---------                 ---------
                                                                2,420,165                 2,045,198
                                                                ---------                 ---------

EXPENSES:
    Cost of goods sold and services                             1,782,788                 1,549,603
    Research & engineering                                        117,953                   110,799
    Marketing                                                      74,633                    73,190
    General                                                        87,781                    85,259
    Interest                                                       17,819                    17,343
    Taxes on income                                                79,248                    38,137
                                                                ---------                 ----------
                                                                2,160,222                 1,874,331
                                                                ---------                 ---------

Net Income                                                     $  259,943                $  170,867
                                                                =========                 =========

Net Income per share (1)                                       $     0.53                $     0.35
                                                                =========                 =========

Average shares outstanding (1)                                    493,426                   486,715
                                                                =========                 =========

Dividends declared per share (1)                               $   0.1875                $   0.1875
                                                                =========                 =========

(1) Adjusted for two-for-one stock split, announced April 17, 1997, to stockholders of record on June 2, 1997.

                 See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)


                                                                 Mar. 31,              Dec. 31,
                                                                  1997                  1996
                                                               ------------         ------------

ASSETS                                                              (Dollars in thousands)
------

CURRENT ASSETS:
Cash and short-term investments                                $ 1,201,625          $  1,358,948
Receivables less allowance for doubtful accounts
 (1997 - $52,826; 1996 - $58,981)                                2,384,117             2,260,091
Inventories                                                        983,609               938,974
Deferred taxes on income                                           217,505               222,456
Other current assets                                               256,646               262,148
                                                                 ---------             ---------
                                                                 5,043,502             5,042,617

LONG-TERM INVESTMENTS, HELD TO MATURITY                            379,791               323,717

FIXED ASSETS:
Property, plant and equipment                                    9,667,875             9,577,749
Less accumulated depreciation                                   (6,307,034)           (6,219,168)
                                                                 ---------            ----------
                                                                 3,360,841             3,358,581
EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization                          1,187,734             1,225,335
DEFERRED TAXES ON INCOME                                           202,702               203,983
OTHER ASSETS                                                       163,896               170,818
                                                                ----------             ---------

                                                               $10,338,466           $10,325,051
                                                               ===========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                       $ 2,057,943          $  2,200,161
Estimated liability for taxes on income                            395,560               367,562
Bank loans                                                         697,186               743,018
Dividend payable                                                    92,932                92,842
Long-term debt due within one year                                  74,060                70,827
                                                                 ---------             ---------
                                                                 3,317,681             3,474,410

LONG-TERM DEBT                                                     633,813               637,203
POSTRETIREMENT BENEFITS                                            388,447               383,129
OTHER LIABILITIES                                                  201,597               203,929
                                                                 ---------             ---------
                                                                 4,541,538             4,698,671
                                                                 ---------             ---------

STOCKHOLDERS' EQUITY:
Common stock                                                       824,285               818,803
Income retained for use in the business                          7,305,160             7,137,744
Treasury stock at cost                                          (2,305,607)           (2,315,946)
Translation adjustment                                             (26,910)              (14,221)
                                                                 ---------             ---------
                                                                 5,796,928             5,626,380
                                                                 ---------             ---------

                                                               $10,338,466           $10,325,051
                                                                ==========            ==========



                 See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)


                                                                   (Dollars in thousands)

                                                                      Three Months Ended
                                                                          March 31,
                                                                    1997                1996
                                                                 ------------        -----------

Cash flows from operating activities:
    Net income                                                   $ 259,943             $ 170,867
    Adjustments to reconcile net income to
     cash provided by operating activities:
       Depreciation and amortization                               231,942               217,013
       Earnings of companies carried at equity,
        less dividends received (Dividends:
        1997 - $0 ; 1996 - $133)                                       143                   727
         Provision for losses on accounts receivable                 1,496                 4,318
         Other adjustments                                            (674)                (652)
         Change in operating assets and liabilities:
            Increase in receivables                               (158,896)              (63,502)
            Increase in inventories                                (62,910)              (94,459)
            Decrease in deferred taxes on income                     4,951                    -
            Decrease in accounts payable
              and accrued liabilities                              (93,693)              (17,639)
            Increase (decrease) in estimated
             liability for taxes on income                          29,475               (11,927)
            Other - net                                              9,056               (45,683)
                                                                  --------              --------
       Net cash provided by operating activities                   220,833               159,063
                                                                  --------              --------

Cash flows from investing activities:
    Purchases of fixed assets                                     (265,530)             (219,236)
    Sales/retirements of fixed assets                               19,115                19,039
    Decrease in investments                                         73,422               112,765
    Decrease (increase) in other assets                              2,807                  (422)
                                                                  --------              --------
       Net cash used in investing activities                      (170,186)              (87,854)
                                                                  --------              --------

Cash flows from financing activities:
    Dividends paid                                                 (92,441)              (91,151)
    Proceeds from exercise of stock options                         15,821                50,534
    Proceeds from issuance of long-term debt                        49,959                 9,095
    Payments of principal on long-term debt                        (28,700)              (38,849)
    Net (decrease) increase in short-term debt                     (21,221)               18,135
                                                                  ---------             --------
       Net cash used in financing activities                       (76,582)              (52,236)
                                                                  ---------             --------

Net (decrease) increase in cash                                    (25,935)               18,973

Cash, beginning of period                                          137,259                72,515
                                                                  --------              --------

Cash, end of period                                              $ 111,324             $  91,488
                                                                  ========              ========

                 See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1996 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

In February, 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128". The impact on the Company of the new standard, which is effective for the fourth quarter of 1997, is that the Company will, at that time, report "Earnings per common share - assuming dilution" (stock option and warrant effect) along with the "Earnings per share" now reported.

INCOME TAX EXPENSE
------------------

The Company and its subsidiaries operate in over 100 taxing jurisdictions.

In the third quarter of 1996, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. At March 31, 1997, the US deferred tax asset was $378 million and the valuation allowance was $39 million.

The Company's US consolidated group has a net operating loss carryforward at March 31, 1997 of $190 million and net deductible temporary differences were $802 million. Significant temporary differences pertain to postretirement medical benefits and fixed assets. Most of the tax loss carryforward will expire in the years 2002 - 2003.

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

In May 1996, in a case involving a $3 million contract dispute, the trial court in Johnson County, Texas, entered judgment on jury findings adverse to Schlumberger for $23 million in damages, which has been doubled, plus attorneys' fees and interest. The Company and its outside counsel believe the findings and the judgment are not supported by the evidence and law, and have filed an appeal. Accordingly, no provision has been made in the accompanying financial statements for this matter.

In addition, the Company and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the Consolidated Financial Statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

               First Quarter 1997 Compared to First Quarter 1996
               -------------------------------------------------

Net income of $260 million was 52% above first quarter 1996. After giving effect to the two-for-one stock split, announced April 17, 1997, earnings per share were $0.53, a 51% increase compared to $0.35 a year ago.

First quarter operating revenue was $2.40 billion, 18.5% higher than the same period last year.

Oilfield Services revenue increased 27% while rig count rose 12%. Significant contributions from all activities, particularly Geco-Prakla and Sedco Forex, led to the 84% growth in operating income.

Measurement & Systems revenue was flat. Growth at Electronic Transactions and Automatic Test Equipment was offset by the decline in metering activities, particularly in Electricity & Gas, and by unfavorable currency exchange rates.

BUSINESS REVIEW

                                                 (Stated in millions)
                         Oilfield Services      Measurement & Systems
                         ------------------     ---------------------
First Quarter          1997   1996  % change    1997   1996  % change
-------------          ----   ----  --------    ----   ----  --------
Operating Revenue   $ 1,724 $ 1,353    27%      $ 680  $ 676     1%
Operating Income(1) $   325 $   177    84%      $  25  $  32   (22)%

 (1) Operating income represents income before income taxes, excluding interest expense and interest and other income.

OILFIELD SERVICES

Operating revenue for Oilfield Services was 27% above last year with strong contributions from all activities, particularly from Geco-Prakla and Sedco Forex. Operating income increased 84%.

North America

North American rig count grew 19%, and revenue jumped 36%, representing 21% of Schlumberger consolidated revenue. Activity increased in all regions. Pricing has begun to improve at varying degrees in all businesses, particularly in the US. The greatest contributions were from Geco-Prakla, up 85%, with record sales of non-exclusive seismic data in the US; Dowell, which rose 30%, with solid increases in all service lines; and GeoQuest, up 77%, on strong Software Products sales and soaring IT and Data Management revenue.

Outside North America

Rig count outside North America grew 3%, and revenue was up 24%, representing 52% of consolidated revenue. Operating income rose 62%. All businesses achieved strong revenue growth, with high activity in the North Sea and West Africa. Sedco Forex was the largest contributor with a 43% increase due to higher dayrates as well as higher activity. In addition, Dowell, Wireline & Testing and Anadrill also contributed with revenue increases of 25%, 15% and 32%, respectively.

During the first quarter, new technologies and activities derived from recently developed combinations of products and services contributed strongly to results and market share gains.

Integrated Project Management (IPM) activity increased considerably compared with the first quarter of 1996, with overall revenue rising over 200%. Well construction activity remained high with 38 rigs managed on behalf of our clients. Several large projects were awarded to IPM for well construction and completion in the CIS, Latin America and the Middle East. Working closely with Sedco Forex, IPM will manage, on behalf of a client, drilling campaigns in the most difficult area of southern Lake Maracaibo. Sedco Forex is now refurbishing a fourth drilling barge chartered from Lagoven for this project.

Drilling revenues increased by 42% compared with the same quarter last year, due to improved utilization and increased dayrates. All geographic areas contributed. Offshore rig utilization increased from 93% to 96%, driven by high utilization of jackups and semisubmersibles. The industry-wide average offshore rig utilization was 93%, compared to 86% in the first quarter of 1996. Sedco Forex land rig utilization increased to 82% from 54%, taking into account that three land rigs and one swamp barge were retired during the period. Consequently, 79 rigs were owned or operated at quarter end, including four offshore units under charter and three lake barges plus three semisubmersibles under management contract. The fleet comprised 50 offshore rigs, including 26 semisubmersibles and 16 jackups, and 29 land rigs.

In late March, the semisubmersible Sedco 707 was transferred from the North Sea to a shipyard in France for a six-month life enhancement and deep-water upgrade, including the installation of dynamic positioning equipment, after which the rig will be mobilized to Brazil for a five-year contract. The semisubmersible Orca, formerly Sedco I, was commissioned in South Africa as an early production facility under a multiyear, integrated service contract in which both rig management and production services will be provided.

Marine seismic activity jumped 76%, owing to continued improvement in productivity, strong non-exclusive activity in deep water in the Gulf of Mexico and optimal positioning of the fleet in the northern hemisphere during the winter. Several key 4D reservoir monitoring contracts, in which repeat 3D seismic surveys track geophysical changes over time, were awarded in the quarter. Land seismic activity was essentially flat with backlog improving, particularly in the Middle East. Land reorganization, initiated last year and coupled with higher productivity levels and better pricing, contributed to improved results. Transition Zone revenue was 17% higher than in the same quarter last year, with all crews operating and much higher non-exclusive activity in Louisiana. Data Processing benefited from increased onboard processing.

Both the CMR* Combinable Magnetic Resonance and PLATFORM EXPRESS* technologies experienced worldwide revenue growth three times higher than in the same period last year. The new Wireline & Testing PL Flagship* production logging technology continued to gain acceptance in the Middle East and the North Sea owing to its unique capacity to diagnose production problems in high-angle and horizontal wells. The ability within Schlumberger to integrate solutions was exemplified in a horizontal well in the North Sea, where the PL Flagship tool was run on Dowell coiled tubing and the acquired data were interpreted, in conjunction with seismic data, by GeoQuest. Our client was then able to identify water entry sources and to plan effective remedial actions.

In the Gulf of Mexico, demand for our new sand control technology continued to gain favor with operators as it saves rig time and reduces fluid loss. In one trip in the hole, this service combines the tubing-conveyed perforating hardware and cased-hole testing tools from Wireline & Testing with the gravel fluids and the gravel packer from Dowell.

Coiled Tubing Drilling activity grew sharply compared with the same quarter last year, with service provided in Venezuela, Oman, Nigeria, the US and the North Sea. The VIPER* system, a coiled tubing measurements-while-drilling (MWD) and motor system for slim holes, demonstrates the integration value of our oilfield services. Contributing to the introduction of this successful new service, Sedco Forex and Dowell brought their coiled tubing expertise, Wireline & Testing its telemetry technology and Anadrill its motor and MWD expertise. The VIPER system's precise orienting and control features improve the efficiency of drilling lateral wells in existing fields.

Growth in directional and horizontal drilling services continued at a fast pace with a 30% increase over last year. The enduring performance of our PowerPak* steerable motors, with record runs in the North Sea and Venezuela, has helped fuel this growth. In addition, the proven value of GeoSteering* service persuaded many clients to increase the number of geologically steered wells, leading to much improved hydrocarbon production. Logging-while-drilling and measurements-while-drilling revenues rose 42% and 46%, respectively, with continued success in the smaller hole market with the introduction of SHARP* second-generation slim MWD technology, which extends the capability of our current technology to ultra-short-radius drilling.

Information Technology and Data Management Services grew significantly, with North American revenue up seven-fold over last year. Reflecting the continuing outsourcing from our clients, multiyear contracts were awarded to GeoQuest by two major US oil companies for exploration and production data management, software, geoscience and services worldwide. Software Products sales increased significantly over last year's first quarter on continued sharp growth in North America, up 104%, and in South America, Europe and the CIS. Also during the quarter, GeoQuest signed an agreement with a major European oil company to jointly develop data management software applications.

MEASUREMENT & SYSTEMS

Measurement & Systems revenue was essentially flat compared to last year, after an unfavorable exchange rate effect. A decrease at Electricity & Gas Metering in Europe offset growth at Electronic Transactions and Water Management in the US and South America. Orders rose 3%.

Operating income decreased 22%. Market conditions further weakened for Electricity & Gas Metering, while pricing pressures in Europe impacted the results of Water Management and Electronic Transactions.

In the first quarter, Automatic Test Equipment revenue increased 3% from the same period last year, reflecting a greater volume of assembly systems and test handlers, and higher deliveries of IDS10000* and P2X diagnostic systems. Orders declined 10%, primarily due to significant prior-year bookings of upgrades for the ITS9000* family of products. Revenue from the metering business was down compared with last year, as gains in the North American and South American markets were more than offset by declining conditions in Europe. Metering orders were down 7%. Systems & Services revenue grew 6% compared with the first quarter of 1996. European service activity continued to benefit from the addition of selective contract portfolios and the growth in the service and maintenance segment in the UK. Orders were up 15%, primarily due to an increase in demand at Meter Communication Systems. Electronic Transactions revenue rose 28% from the same period last year, reflecting strong card growth and the acquisition of Solaic, a French card manufacturer, and contributions from the earlier acquisitions of Printer, Gueant and Germann. Orders increased 41%, reflecting the inclusion of the acquired companies and strong growth of cards. Business conditions in Asia continued to strengthen as demonstrated by the 50% increase in orders.

Interest and other income increased $1 million from the first quarter of 1996 primarily due to higher average investment balances. Gross margin increased from 24% to 26%. Research and engineering expense increased 6% from last year but decreased to 4.9% of operating revenue from 5.5% in 1996. Marketing expense was up 2%. General expense, expressed as a percentage of operating revenue, decreased from 4.2% to 3.7%. Interest expense was flat. The effective tax rate increased 5 percentage points to 23%. Approximately 4 percentage points relate to higher US income tax expense following the recognition of the tax loss carryforward, as explained on page 5 on the "Income Tax Expense" section.

*Mark of Schlumberger

                          PART II. OTHER INFORMATION
                          --------------------------



Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
a) The Annual General Meeting of Stockholders of the Registrant ("the Meeting") was held on April 9, 1997.

b) At the Meeting, the number of Directors was fixed at 11 and the following-named 11 individuals were elected to comprise the entire Board of Directors of the Registrant, each to hold office until the next Annual General Meeting of Stockholders and until a director's successor is elected and qualified or until a director's death, resignation or removal. All of the nominees, except John Deutch and Yoshihiko Wakumoto, were directors who were previously elected by the stockholders. Mr. Deutch was a director from May 15, 1987 until 1993 when he resigned to accept a position with the US government. Eiji Umene, a director since 1989, had reached retirement age and did not stand for re-election.

   Don E. Ackerman
   D. Euan Baird
   John Deutch
   Denys Henderson
   Andre Levy-Lang
   William T. McCormick, Jr.
   Didier Primat
   Nicolas Seydoux
   Linda Gillespie Stuntz
   Sven Ullring
   Yoshihiko Wakumoto

c) The Meeting also voted (i) to approve the Company's Consolidated Balance Sheet as at December 31, 1996, its Consolidated Statement of Income for the year ended December 31, 1996, and the declaration of dividends reflected in the Company's 1996 Annual Report to Stockholders; (ii) to amend the Company's Deed of Incorporation to increase the authorized Common Stock from 500,000,000 to 1,000,000,000 shares; (iii) to approve the appointment of Price Waterhouse LLP as independent public accountants to audit the accounts of the Company for the year 1997.

   The votes cast for the election of directors, for the approval of financial statements and dividends, to increase the authorized Common Stock, and for the approval of the appointment of Price Waterhouse LLP were as follows:

                                                  For               Withheld

      Don E. Ackerman                           217,316,264          898,904
      D. Euan Baird                             217,386,883          828,285
      John Deutch                               217,452,961          762,207
      Denys Henderson                           217,430,098          785,070
      Andre Levy-Lang                           216,328,264        1,886,904
      William T. McCormick, Jr.                 217,477,321          737,847
      Didier Primat                             217,412,615          802,553
      Nicolas Seydoux                           217,411,868          803,300
      Linda Gillespie Stuntz                    217,464,525          750,643
      Sven Ullring                              217,438,659          776,509
      Yoshihiko Wakumoto                        217,386,617          828,551

                                For          Against       Abstain   Non-vote

      Financials:           216,433,318      235,256      1,546,594    - 0 -
      -----------

      Amendment to Deed
      of Incorporation:     181,772,018     35,948,186      491,566    3,398
      -----------------

      Price Waterhouse:     217,689,477      192,447        333,244    - 0 -
      -----------------


    Item 5:  Other Information
    --------------------------

    On April 16, 1997, the Board of Directors of the Registrant (the "Board") declared a 2-for-1 stock split pursuant to which each holder of record of Common Stock at the close of business on June 2, 1997 will receive one share of the Registrant's common stock, par value $0.01 per share (the "Common Stock"), for each share registered in the name of such holder. Pursuant to its authority under the Schlumberger Discounted Stock Purchase Plan (the "Plan"), the Discounted Stock Purchase Plan Committee has adjusted the Plan to reflect the stock split by increasing by 2,012,245 the number of shares of Common Stock that remain available for purchase under the Plan, and the Board has authorized the reservation of a corresponding number of shares of Common Stock (on a post-split basis) for the Plan. Following these actions, the number of shares of Common Stock (on a post-split basis) covered by the Registrant's registration statement on Form S-8 relating to the Plan (registration no.33-47592) is 7,012,245 shares.

    Item 6:  Exhibits and Reports on Form 8-K
    -----------------------------------------

    (a)  Exhibits : Exhibit 3(i) - Deed of Incorporation as amended April
                                   29, 1997.

                    Exhibit 99   - Press and Earnings Release dated April 17,
                                   1997, re Stock Split, Quarterly Dividend and 1997 First Quarter Earnings.

    (b)  Reports on Form 8-K:  None


                                    SIGNATURE
                                    ---------
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.

                                                    Schlumberger Limited
                                                         (Registrant)


Date: May 15, 1997                                  /s/ Arthur Lindenauer
      ------------                                  ----------------------
                                                         Arthur Lindenauer
                                              Executive Vice President - Finance
                                                   and Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                  Description                         Appendix
-----------                  -----------                         --------
Exhibit 3(i) -               Deed of Incorporation as
                             amended April 29, 1997.                  A

Exhibit 99   -               Press and Earnings Release dated
                             April 17, 1997, re Stock Split,
                             Quarterly Dividend and 1997 First
                             Quarter Earnings.                        B