Form 10-Q
period 1997-06-30
SCHLUMBERGER LTD /NY/
filed 1997-08-14
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                    --------------------------------------


                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 --------------------------------------------

FOR THE QUARTER ENDED:                            COMMISSION FILE NO.:
    JUNE 30, 1997                                       1-4601
----------------------                            --------------------



                             SCHLUMBERGER N.V.
                           (SCHLUMBERGER LIMITED)
           --------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NETHERLANDS ANTILLES                        52-0684746
    --------------------                        ----------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                       10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                    75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                 2514 JG
  ------------------------------                -----------
(Addresses of principal executive               (Zip Codes)
   offices)



REGISTRANT'S TELEPHONE NUMBER: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES   X                             NO
                ---                                ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at July 31, 1997
                 -----                     ----------------------------

    COMMON STOCK, $0.01 PAR VALUE                  495,043,747

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1 : FINANCIAL STATEMENTS
-----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)

                                    (Stated in thousands except per share amounts)
                                                  Periods Ended June 30,
                                    ----------------------------------------------
                                        Second Quarter            Six Months
                                    ----------------------  ----------------------
                                       1997        1996        1997        1996
                                    ----------  ----------  ----------  ----------
REVENUE:
Operating                           $2,601,679  $2,150,790  $5,003,739  $4,178,618
Interest and other income               20,738      16,067      38,843      33,437
                                    ----------  ----------  ----------  ----------
                                     2,622,417   2,166,857   5,042,582   4,212,055
                                    ----------  ----------  ----------  ----------

EXPENSES:
Cost of goods sold and services      1,929,324   1,631,997   3,712,112   3,181,600
Research & engineering                 118,897     114,740     236,850     225,539
Marketing                               76,745      75,334     151,378     148,524
General                                 93,568      88,683     181,349     173,942
Interest                                19,317      18,120      37,136      35,463
Taxes on income                         78,060      41,265     157,308      79,402
                                    ----------  ----------  ----------  ----------
                                     2,315,911   1,970,139   4,476,133   3,844,470
                                    ----------  ----------  ----------  ----------

Net Income                          $  306,506  $  196,718  $  566,449  $  367,585
                                    ==========  ==========  ==========  ==========

Net Income Per Share (1)            $     0.62  $     0.40  $     1.15  $     0.75
                                    ==========  ==========  ==========  ==========

Avg. shares outstanding (1)            493,863     489,341     493,644     488,028
                                    ==========  ==========  ==========  ==========

Dividends declared per share (1)    $   0.1875  $   0.1875  $    0.375  $    0.375
                                    ==========  ==========  ==========  ==========


(1) Adjusted for two-for-one stock split on June 2, 1997.



                 See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)


                                                      Jun. 30,      Dec. 31,
                                                        1997          1996
                                                    -----------   -----------
ASSETS                                               (Dollars in thousands)
------
CURRENT ASSETS:
Cash and short-term investments                     $ 1,442,165   $ 1,358,948
Receivables less allowance for doubtful accounts
 (1997 - $57,608; 1996 - $58,981)                     2,568,068     2,260,091
Inventories                                           1,053,522       938,974
Deferred taxes on income                                214,906       222,456
Other current assets                                    213,809       262,148
                                                    -----------   -----------
                                                      5,492,470     5,042,617

LONG-TERM INVESTMENTS, HELD TO MATURITY                 370,222       323,717

FIXED ASSETS:
Property, plant and equipment                         9,798,712     9,577,749
Less accumulated depreciation                        (6,357,615)   (6,219,168)
                                                    -----------   -----------
                                                      3,441,097     3,358,581
EXCESS OF INVESTMENT OVER NET ASSETS OF
 COMPANIES PURCHASED less amortization                1,175,128     1,225,335
DEFERRED TAXES ON INCOME                                179,798       203,983
OTHER ASSETS                                            142,030       170,818
                                                    -----------   -----------

                                                    $10,800,745   $10,325,051
                                                    ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities            $ 2,131,038   $ 2,200,161
Estimated liability for taxes on income                 390,281       367,562
Bank loans                                              765,331       743,018
Dividend payable                                         93,029        92,842
Long-term debt due within one year                       90,484        70,827
                                                    -----------   -----------
                                                      3,470,163     3,474,410

LONG-TERM DEBT                                          726,068       637,203
POSTRETIREMENT BENEFITS                                 393,892       383,129
OTHER LIABILITIES                                       193,406       203,929
                                                    -----------   -----------
                                                      4,783,529     4,698,671
                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock                                            829,743       818,803
Income retained for use in the business               7,519,045     7,137,744
Treasury stock at cost                               (2,295,524)   (2,315,946)
Translation adjustment                                  (36,048)      (14,221)
                                                    -----------   -----------
                                                      6,017,216     5,626,380
                                                    -----------   -----------

                                                    $10,800,745   $10,325,051
                                                    ===========   ===========




                See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)


                                                     (Dollars in thousands)

                                                       Six Months Ended
                                                            June 30,
                                                        1997        1996
                                                     ---------   ---------
Cash flows from operating activities:
  Net income                                         $ 566,449   $ 367,585
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                      469,847     436,682
    Earnings of companies carried at equity,
     less dividends received (Dividends:
     1997 - $0 ; 1996 - $133)                                8       2,743
      Provision for losses on accounts receivable        6,041       7,922
      Other adjustments                                 (1,273)     (1,298)
      Change in operating assets and liabilities:
        Increase in receivables                       (356,746)   (185,987)
        Increase in inventories                       (140,024)   (145,519)
        Decrease in deferred taxes on income             7,550           -
        Decrease in accounts payable
         and accrued liabilities                       (37,427)     13,411
        Increase (decrease) in estimated
        liability for taxes on income                   24,904     (25,208)
        Other - net                                     81,883     (47,353)
                                                     ---------   ---------
    Net cash provided by operating activities          621,212     422,978
                                                     ---------   ---------

Cash flows from investing activities:
  Purchases of fixed assets                           (590,958)   (499,484)
  Sales/retirements of fixed assets                     34,113      39,629
  (Increase) decrease in investments                  (131,736)     45,903
  Payment for purchase of businesses                         -      (6,050)
  Decrease (increase) in other assets                    5,776        (207)
                                                     ---------   ---------
    Net cash used in investing activities             (682,805)   (420,209)
                                                     ---------   ---------

Cash flows from financing activities:
  Dividends paid                                      (184,968)   (182,519)
  Proceeds from exercise of stock options               31,362      92,122
  Proceeds from employee stock purchase plan            32,667      25,193
  Proceeds from issuance of long-term debt             154,920      40,978
  Payments of principal on long-term debt              (28,880)    (52,152)
  Net increase in short-term debt                       56,743      85,738
                                                     ---------   ---------
    Net cash provided by financing activities           61,844       9,360
                                                     ---------   ---------

Net increase in cash                                       251      12,129

Cash, beginning of period                              137,259      72,515
                                                     ---------   ---------

Cash, end of period                                  $ 137,510   $  84,644
                                                     =========   =========


                See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1996 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

In February, 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128". The impact on the Company of the new standard, which is effective for the fourth quarter of 1997, is that the Company will, at that time, report "Earnings per common share - assuming dilution" (stock option and warrant effect) along with the "Earnings per share" now reported. Earnings per share - assuming dilution will not be significantly different from earnings per share as currently reported.

INCOME TAX EXPENSE
------------------

The Company and its subsidiaries operate in over 100 taxing jurisdictions.

The Company's US consolidated group has a net operating loss carryforward at June 30, 1997 of $40 million and net deductible temporary differences of $850 million. Significant temporary differences pertain to postretirement medical benefits and fixed assets. Most of the tax loss carryforward will expire in 2003.

In the third quarter of 1996, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. At June 30, 1997, the US deferred tax asset was $365 million and the remaining valuation allowance reserve was released as it is now more likely than not that the tax loss carryforward will be realized on a tax return basis. The resulting reduction in income tax expense was not significant.


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

In a case in Texas involving the validity of a 1988 settlement and release in connection with an incidental business venture, the trial court, in 1993, rendered a judgment notwithstanding the verdict of the jury, exonerating Schlumberger from any liability. In late 1994, a Texas Court of Appeals reversed the trial court judgment and reinstated the jury award of about $75 million against Schlumberger. The Texas Supreme Court granted the Schlumberger motion to hear the case. Oral argument was held before the Texas Supreme Court in October, 1995. Schlumberger and outside counsel believe the decision of the trial court was correct. Consequently, no provision has been made in the Consolidated Financial Statements for this matter.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

              Second Quarter 1997 Compared to Second Quarter 1996
              ---------------------------------------------------

Net income was $307 million and earnings per share were $0.62, reflecting gains of 56% and 55%, respectively, compared to the second quarter of 1996.

Second quarter operating revenue was $2.6 billion, 21% higher than the same period last year.

Oilfield Services revenue grew 30%, while rig count worldwide grew 17%. All businesses contributed significantly to the 69% increase in operating income.

Measurement & Systems revenue increased 4%, while operating income grew 26% compared to the same period last year. The increase in operating results was due to Automatic Test Equipment.


Business Review
                                                  (Stated in millions)

                             Oilfield Services    Measurement & Systems
                          ----------------------  ---------------------
Second Quarter            1997    1996  % change  1997    1996 % change
                          ----    ----  --------  ----    ---- --------
Operating Revenue      $ 1,871 $ 1,444    30%     $ 733   $ 708     4%
Operating Income(1)    $   364 $   215    69%     $  40    $ 32    26%

(1) Operating income represents income before income taxes, excluding interest expense and interest and other income.



Oilfield Services

Operating revenue for Oilfield Services was $427 million (30%) above last year. All regions and businesses posted substantial increases led by Wireline & Testing, Dowell and Sedco Forex.

New Wireline & Testing high-technology services, including CMR* Combinable Magnetic Resonance, MDT* Modular Formation Dynamics tester and PLATFORM EXPRESS* services, gained wider acceptance for their recognized value to clients, and significantly boosted revenue worldwide.

Oilfield Services operating income increased overall by 69%.

North America
-------------

Revenue increased 32%, representing 19% of consolidated revenue. Rig count increased 31%. This region was the largest driver of revenue growth. All businesses, particularly activities such as wireline logging and pressure pumping services, reported healthy advances, fueled by high activity in the Gulf of Mexico, a significant rise in land activity and favorable weather in Canada during the spring breakup.

The Gulf of Mexico saw expanded use of DeepSEA EXPRESS* service and foam cementing systems. Outstanding seismic vessel performance was exemplified by the exceptional achievement of Geco Searcher, which by itself averaged 425 square miles of 3D survey coverage per month.

Logging-while-drilling (LWD) and directional drilling activity grew, owing to an expanded client base in North America, and especially in Canada, where drilling continued throughout the traditional spring slowdown. Despite the substantial rise in rig count, land and offshore activities each experienced a higher growth rate. Significant market share gains in oil exploration and production software products, surging LogSAFE* data archiving activity and a ten-fold revenue increase in IT and Data Management services helped boost revenue 65%, the highest growth rate of all North American activities.

Outside North America
---------------------

The rig count increased by 2% outside North America with revenue up 28%, representing 53% of consolidated revenue. Our businesses across all geographic regions were well positioned to take advantage of strong upswings in activity, led by Latin America, Africa and the Far East.

* Latin America had very high activity, notably for integrated services and technologies in Mexico and Venezuela. In Mexico, the largest Latin American integrated services contract--for a full suite of services, from surface seismic to production--was awarded to Schlumberger for the Burgos field.

  The new Dowell CemCRETE* concrete-based cementing technology was used in projects in Mexico, on Lake Maracaibo in Venezuela and in Argentina. This system is used to cement wells in one-stage, rather than two, while maintaining a uniform strength throughout the wellbore, which helps improve performance and reliability and reduce rig time, resulting in savings for the client. In South America, a well was drilled using PowerPak* steerable motors in combination with Slim1* measurements-while-drilling (MWD) technology in an innovative way which permitted it to work with normally incompatible aerated mud systems. This resulted in a customer completing a complex well with a three-fold increase in production.

* In Northern Europe and the CIS, LWD and directional drilling services were particularly strong. Recently a North Sea client, from his office onshore, was able to double the production of a well by remotely geosteering the drillstring using new VISION475* technology. This specialized service for slim holes facilitates the transmission of well information by combining real-time surveying with new-generation formation evaluation measurements. GeoSteering* motors allow the client to precisely guide the bit through the reservoir and result in financial and time savings, and ultimately, in improved well production.

  Marine seismic services were strong due to increased productivity and optimal positioning of the fleet. Heavy demand for reservoir-specific 3D seismic surveys in Northern Europe resulted in seven high-resolution projects, which help evaluate subterranean rock formations with a higher degree of accuracy. In the North Sea, the new Nessie* 4C multiwave array seismic data acquisition system was introduced on the world's first commercial multicomponent seabed acquisition project. The system significantly enhances our ability to characterize reservoirs through improved mapping capabilities.

* In Africa, business was strong, based largely on sales of early production facilities (EPF). Well construction services continued to demonstrate value to clients with their significant cost reductions and time savings. The continued trend toward large integrated services projects with a broad scope of work and outsourced development in remote areas was illustrated by a new contract in Gabon.

Our worldwide drilling revenue, primarily from outside North America, rose 50%, chiefly due to higher market dayrates for semisubmersibles and jackups in the North Sea, Africa, Asia and the Middle East. The increase in dayrates over the second quarter of 1996 was driven by favorable new contract terms. Utilization rates also improved. The Sedco Forex offshore rig utilization rate remained at 94%, and the land rig utilization rate grew to 87%, versus 50%. The total fleet count was 81 at quarter-end, with 52 offshore rigs and 29 land rigs, representing the addition of one lake barge and one semisubmersible over last quarter.

Measurement & Systems

Revenue grew 4% from last year, despite the impact of unfavorable exchange rate effects. Increased card demand, acquisitions made by Electronic Transactions in 1996 and strong growth at ATE more than offset the decline in Metering activities. Orders increased 17%.

Measurement & Systems operating income rose 26% compared to the prior year, due to a 78% increase in operating income at ATE. Improvements in the US metering market were more than offset by shortfalls in Europe.

During the quarter, ATE revenue rose 22%, reflecting greater sales volume at Test Systems and higher deliveries of assembly systems at Automated Systems. Orders increased by 120%, compared with the same period last year. Electronic Transactions revenue improved 28%. Cards' growth was particularly strong, with increased demand for subscriber identity module (SIM) cards for China, Singapore, Italy and the US. Including the performance of previously acquired companies, orders grew 30%. Metering revenue was down 8%, as conditions in Europe offset gains made by North and South America. Metering orders were down 7% versus last year. Systems & Services revenue was flat. Service business in Europe, especially Italy, continued to benefit from contractual maintenance activities. Compared with the prior year, orders decreased 1%.


Interest and other income increased $5 million from the second quarter of 1996 primarily due to higher average investment balances. Gross margin increased from 24% to 26%. Research and engineering expense increased 4% from last year but decreased to 4.6% of operating revenue from 5.3% in 1996. Marketing expense was up 2%. General expense, expressed as a percentage of operating revenue, decreased from 4.1% to 3.6%. Interest expense increased $1 million from the second quarter last year due to higher average debt. The effective tax rate increased 3 percentage points, to 20%, which reflects the higher US income tax expense following the recognition of the tax loss carryforward, as explained on page 5, "Income Tax Expense".

*Mark of Schlumberger

                  First Half 1997 Compared to First Half 1996
                  -------------------------------------------

Income for the first six months of $566 million and earnings per share of $1.15, were 54% and 53% higher, respectively, than the same period last year.

Operating revenue for the first six months was $5.0 billion, up 20% from 1996.

Oilfield Services revenue grew 29%, while rig count worldwide grew 16%. All businesses contributed significantly to the 76% increase in operating income.

Measurement & Systems revenue increased 2%, while operating income grew 2% compared to the same period last year. The increase in operating results was due to Automatic Test Equipment.


Business Review
                                                    (Stated in millions)

                              Oilfield Services   Measurement & Systems
                              -----------------   ---------------------
Six Months                1997    1996  % change  1997    1996 % change
----------                ----    ----  --------  ----    ---- --------
Operating Revenue      $ 3,595 $ 2,797    29%  $ 1,413 $ 1,383     2%
Operating Income(1)    $   689 $   392    76%  $    65 $    64     2%

(1) Operating income represents income before income taxes, excluding interest expense and interest and other income.



Oilfield Services

Operating revenue for Oilfield Services was $798 million (29%) above last year. All regions and businesses posted substantial increases led by Wireline & Testing, Dowell and Sedco Forex.

New Wireline & Testing high-technology services, including CMR* Combinable Magnetic Resonance, MDT* Modular Formation Dynamics tester and PLATFORM EXPRESS* services, gained wider acceptance for their recognized value to clients, and significantly boosted revenue worldwide.

Oilfield Services operating income increased overall by 76%.

North America
-------------

Revenue increased 34%, representing 20% of consolidated revenue. Rig count increased 24%. All businesses were ahead of last year, fueled by high activity in the Gulf of Mexico, a significant rise in land activity and favorable weather in Canada during the spring breakup.

The Gulf of Mexico benefited from the use of DeepSEA EXPRESS* service, foam cementing systems and strong vessel performance. Also, demand for our new sand control technology was a contributing factor. In one trip in the hole, this service combines the tubing-conveyed perforating hardware and cased-hole testing tools from Wireline & Testing with the gravel fluids and the gravel packer from Dowell.

Logging-while-drilling (LWD) and directional drilling activity grew, due to an expanded client base and strong drilling activity during the traditional spring slowdown in Canada. Despite the substantial rise in rig count, land and offshore activities each experienced a higher growth rate.

Outside North America
---------------------

The rig count increased by 3% outside North America with revenue up 26%, representing 53% of consolidated revenue. Our businesses, across all geographic regions, benefited from the strong upswings in activity and improved technology.

Integrated Project Management (IPM) activity increased considerably compared with the same period in 1996, with overall revenue rising over 200%. Well construction activity remained high. Several large projects were awarded to IPM for well construction and completion in the CIS, Latin America and the Middle East.

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

Logging-while-drilling and measurements-while-drilling have had continued success in the smaller hole market with the introduction of SHARP* second-generation slim MWD technology, which extends the capability of our current technology to ultra-short-radius drilling.

The VIPER* system, a coiled tubing measurements-while-drilling (MWD) and motor system for slim holes, demonstrates the integration value of our oilfield services.

Information Technology and Data Management Services grew significantly. Software Products sales increased significantly over last year on continued sharp growth in North America and in South America, Europe and the CIS. Also during the period, GeoQuest signed an agreement with a major European oil company to jointly develop data management software applications.

Measurement & Systems

Revenue grew 2% from last year, despite the impact of unfavorable exchange rate effects. Increased card demand, acquisitions made by Electronic Transactions in 1996 and strong growth at ATE more than offset the decline in Metering activities. Orders increased 10%.

Measurement & Systems operating income rose 2% compared to the prior year, due to ATE. Improvements in the US metering market were more than offset by shortfalls in Europe.

During the six months, ATE revenue rose 12% while orders increased by 39%. Electronic Transactions revenue improved 28%. Cards growth was particularly strong, with increased demand for subscriber identity module (SIM) cards. Including the performance of previously acquired companies, orders grew 35%. Metering revenue was down 9%, as conditions in Europe offset gains made by North and South America. Metering orders were down 8% versus last year. Systems & Services revenue was up 3%. Service business in Europe, especially Italy, continued to benefit from contractual maintenance activities. Compared with the prior year, orders increased 7%.


Interest and other income increased $5 million from the same period last year primarily due to higher average investment balances. Gross margin increased from 24% to 26%. Research and engineering expense increased 5% from last year but decreased to 4.7% of operating revenue from 5.4% in 1996. Marketing expense was up 2%. General expense, expressed as a percentage of operating revenue, decreased from 4.2% to 3.6%. Interest expense increased $2 million from the same period last year due to higher average debt. The effective tax rate increased 4 percentage points, to 22%, which reflects the higher US income tax expense following the recognition of the tax loss carryforward, as explained on page 5 "Income Tax Expense".

*Mark of Schlumberger

                          PART II.  OTHER INFORMATION
                          --------  -----------------



Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits : None


(b)  Reports on Form 8-K:  None



                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.



                                                  Schlumberger Limited
                                                    (Registrant)



Date: August 14, 1997                             /s/ Arthur Lindenauer
      ---------------                            ----------------------
                                                     Arthur Lindenauer
                                              Executive Vice President - Finance
                                                and Chief Financial Officer