Form 10-Q
period 1997-09-30
SCHLUMBERGER LTD /NY/
filed 1997-11-14
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                  ------------------------------------------


                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              ---------------------------------------------------


For the Quarter ended:                                      Commission file No.:
   SEPTEMBER 30, 1997                                              1-4601
----------------------                                      --------------------



                             SCHLUMBERGER N.V.
                           (SCHLUMBERGER LIMITED)
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                                       52-0684746
    --------------------                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification NO.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                                     10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                                  75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                                2514 JG
----------------------------------                            -------------
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

           YES   X                           NO
               -----                            -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at October 31, 1997
   -----------------                         -------------------------------

COMMON STOCK, $0.01 PAR VALUE                         497,727,589

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


Item 1 : Financial Statements
-----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)


                                                            (Stated in thousands except per share amounts)

                                                                        Periods Ended September 30,
                                                ----------------------------------------------------------------------------
                                                          Third Quarter                            Nine Months
                                                ----------------------------------      ------------------------------------
                                                      1997              1996                 1997                 1996
                                                ----------------  ----------------      --------------      ----------------
REVENUE:
Operating                                             $2,736,150       $2,261,839           $7,739,889           $6,440,457
Interest and other income                                 33,906           18,106               72,749               51,543
                                                      ----------       ----------           ----------           ----------
                                                       2,770,056        2,279,945            7,812,638            6,492,000
                                                      ----------       ----------           ----------           ----------


EXPENSES:
Cost of goods sold and services                        2,000,986        1,751,739            5,713,098            4,933,339
Research & engineering                                   120,130          111,218              356,980              336,757
Marketing                                                 72,523           70,791              223,901              219,315
General                                                   90,010           88,776              271,359              262,718
Interest                                                  22,938           18,542               60,074               54,005
Unusual items                                                  -          333,091                    -              333,091
Taxes on income                                          106,900         (323,047)             264,208             (243,645)
                                                      ----------       ----------           ----------           ----------
                                                       2,413,487        2,051,110            6,889,620            5,895,580
                                                      ----------       ----------           ----------           ----------


Net Income                                            $  356,569       $  228,835           $  923,018           $  596,420
                                                      ==========       ==========           ==========           ==========


Net Income Per Share (1)                              $     0.72       $     0.47           $     1.87           $     1.22
                                                      ==========       ==========           ==========           ==========


Average shares outstanding (1)                           495,839          491,461              494,376              489,172
                                                      ==========       ==========           ==========           ==========


Dividends declared per share (1)                      $   0.1875       $   0.1875           $   0.5625           $   0.5625
                                                      ==========       ==========           ==========           ==========



(1) Adjusted for two-for-one stock split on June 2, 1997.

Note: In September 1996, the Company recorded three unusual items which largely offset one another:

 . With increasing profitability and strong outlook in the US, the Company recognized a portion of the US income tax benefit related to its US subsidiary's tax loss carryforwards and all temporary differences. This resulted in a credit of $360 million.
 .  A charge of $300 million after tax related primarily to the Electricity and
   Gas Management and Geco-Prakla Land and Transition Zone businesses.
 . A charge of $58 million after tax, including a loss on the divestiture of the remaining defense-related activity, certain asset impairments and other charges.


                See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                                                Sept. 30,     Dec. 31,
                                                                  1997          1996
                                                               -----------   -----------
ASSETS                                                           (Dollars in thousands)
------
CURRENT ASSETS:
Cash and short-term investments                                $ 1,506,751   $ 1,358,948
Receivables less allowance for doubtful accounts
 (1997 - $57,512; 1996 - $58,981)                                2,680,662     2,260,091
Inventories                                                      1,101,414       938,974
Deferred taxes on income                                           175,344       222,456
Other current assets                                               201,081       262,148
                                                               -----------   -----------
                                                                 5,665,252     5,042,617

LONG-TERM INVESTMENTS, HELD TO MATURITY                            774,499       323,717

FIXED ASSETS:
Property, plant and equipment                                    9,944,461     9,577,749
Less accumulated depreciation                                   (6,395,959)   (6,219,168)
                                                               -----------   -----------
                                                                 3,548,502     3,358,581
EXCESS OF INVESTMENT OVER NET ASSETS OF
 COMPANIES PURCHASED less amortization                           1,147,947     1,225,335
DEFERRED TAXES ON INCOME                                           200,296       203,983
OTHER ASSETS                                                       166,951       170,818
                                                               -----------   -----------

                                                               $11,503,447   $10,325,051
                                                               ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                       $ 2,160,435   $ 2,200,161
Estimated liability for taxes on income                            421,240       367,562
Bank loans                                                         797,344       743,018
Dividend payable                                                    93,620        92,842
Long-term debt due within one year                                  81,898        70,827
                                                               -----------   -----------
                                                                 3,554,537     3,474,410

LONG-TERM DEBT                                                     856,627       637,203
POSTRETIREMENT BENEFITS                                            399,191       383,129
OTHER LIABILITIES                                                  326,241       203,929
                                                               -----------   -----------
                                                                 5,136,596     4,698,671
                                                               -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock                                                       892,162       818,803
Income retained for use in the business                          7,782,432     7,137,744
Treasury stock at cost                                          (2,265,514)   (2,315,946)
Translation adjustment                                             (42,229)      (14,221)
                                                               -----------   -----------
                                                                 6,366,851     5,626,380
                                                               -----------   -----------

                                                               $11,503,447   $10,325,051
                                                               ===========   ===========


                See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED.
                             ---------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (Unaudited)

                                                                              (Dollars in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             1997                     1996
                                                                         ------------               ---------
Cash flows from operating activities
   Net income                                                             $   923,018               $ 596,420
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                                          715,014                 660,701
       Earnings of companies carried at equity,
        less dividends received (Dividends:
        1997 - $189; 1996 -  $304 )                                            (2,074)                  2,847
       Provision for losses on accounts receivable                             12,597                  16,460
       Other adjustments                                                       (2,033)                 (3,664)
       Change in operating assets and liabilities:
       Increase in receivables                                               (485,490)               (268,831)
          Increase in inventories                                            (193,174)               (160,523)
         Decrease in deferred taxes on income                                  47,112                       -
        Increase in accounts payable and accrued
        liabilities                                                               619                  38,898
        Increase in estimated liability for
           taxes on income                                                     57,089                   8,827
         Other - net                                                           79,761                 (59,170)
                                                                            ---------               ---------
   Net cash provided by operating activities                                1,152,439                 831,965
                                                                            ---------               ---------

Cash flows from investing activities:
  Purchase of fixed assets                                                 (1,000,668)               (768,236)
  Sales/retirements of fixed assets                                            67,870                  65,744
  Increase in investments                                                    (630,660)                (42,174)
  Net proceeds on sale of drilling rigs                                       174,000                       -
  Payment for purchase of businesses                                                -                 (34,263)
  Decrease (increase) in other assets                                           6,621                  (3,266)
                                                                            ---------               ---------
  Net cash used in investing activities                                    (1,382,837)               (782,195)
                                                                            ---------               ---------

Cash flows from financing activities:
  Dividends paid                                                             (277,589)               (274,346)
  Proceeds from exercise of stock options                                      73,736                 102,833
  Proceeds from employee stock purchase plan                                   50,055                  38,949
  Proceeds from issuance of long-term debt                                    311,797                 129,472
  Payments of principal on long-term debt                                     (50,207)                (99,855)
  Net increase in short-term debt                                              94,572                  76,794
                                                                            ---------               ---------

  Net cash provided by (used in) financing
    activities                                                                202,364                 (26,153)
                                                                            ---------               ---------

Net (decrease) increase in cash                                               (28,034)                 23,617

Cash, beginning of period                                                     137,259                  72,515
                                                                            ---------               ---------

Cash, end of period                                                       $   109,225               $  96,132
                                                                            ---------               ---------


                See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1996 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". The new standard is effective for all fiscal periods ending after December 15, 1997. At that time, the company will report in accordance with the full requirements of the new standard.

For information purposes, the following table illustrates the effect of the new standard on earnings per share:


                           Three months             Nine months
                          ended Sept. 30           ended Sept. 30
                          --------------           ---------------
                          1997      1996           1997       1996
                          ----      ----           ----       ----
Earnings per share as
currently reported       $0.72     $0.47           $1.87     $1.22

Earnings per share -
assuming dilution (*)    $0.69     $0.46           $1.80     $1.20

(*) Stock option and warrant effect.

INCOME TAX EXPENSE
------------------

The Company and its subsidiaries operate in over 100 taxing jurisdictions.

In the third quarter of 1996, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. In the second quarter of 1997, the remaining valuation allowance was released as it was more likely than not that the tax loss carryforward will be realized on a tax return basis. The resulting reduction in income tax expense in the second quarter was not significant.

SALE OF DRILLING RIGS
---------------------

In September 1997, the Sedco Forex semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which the Company has a 25% interest. The rigs will be operated by Sedco Forex under bareboat charters. The gain on sale has been deferred and will be amortized over a six year period. This transaction has no effect on the third quarter's results and will have no significant impact on future results of operations. The net proceeds resulting from this transaction were $174 million.


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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

               Third Quarter 1997 Compared to Third Quarter 1996
               -------------------------------------------------

Third quarter operating revenue was $2.74 billion, 21% higher than the same period last year.

Net income of $357 million and earnings per share of $0.72 were 56% and 53%, respectively, above third quarter 1996.

Oilfield Services revenue grew 25%, while rig count worldwide grew 17%. All businesses contributed significantly to the 49% increase in operating income.

Measurement & Systems revenue increased 11%, while operating income grew 53% compared to the same period last year. Revenue growth at Automatic Test Equipment and Electronic Transactions more than compensated for unfavorable exchange rate variations.


BUSINESS REVIEW
                                                  (Stated in millions)

                            Oilfield Services        Measurement & Systems
                          ----------------------     ---------------------
Third Quarter             1997    1996  % change     1997   1996 % change
-------------             ----    ----  --------     ----   ---- --------
Operating Revenue      $ 2,008 $ 1,606    25%       $ 726  $ 657    11%
Operating Income(1)    $   431 $   289    49%       $  29  $  19    53%

(1) operating income represents income before income taxes, excluding interest expense, interest and other income, and the 1996 unusual items.

OILFIELD SERVICES

Led by North America, Oilfield Services operating revenue rose $402 million, 25% over third quarter 1996. All business units contributed significantly to the results. Operating income rose 49%.

North America

High levels of activity led to robust growth in North America across all businesses. The rig count rose 29%. Revenue increased 40%, representing 22% of consolidated revenue. This surge was driven by strong seismic survey activity and by heightened demand for pumping services, particularly fracturing and cementing services, coupled with significant price increases in those businesses. Demand for new wireline logging technology was high, and two major Wireline & Testing contracts were started in Canada and Alaska. Three seismic acquisition surveys were completed and data from two surveys were delivered to clients as part of our four-year Transition 2000 program in Louisiana. In July, after extensive upgrading, the Bill Shoemaker, a semisubmersible operated by Sedco Forex, mobilized for a six-month drilling contract in Canada for the Hibernia project. In August, GeoQuest opened a state-of-the-art Data Management Center in Houston, Texas, to provide clients with a single site offering a full range of confidential and secure data services, to consolidate their exploration and production data archival, retrieval processing and analysis needs.

Outside North America

Revenue grew 20% and represented 52% of consolidated revenue. The rig count grew 1%. Business was strong in the North Sea and Middle East regions and across all activities. Higher activity in the Middle East led to increased demand for high-technology wireline answers as provided by the MDT* Modular Formation Dynamics Tester, PLATFORM EXPRESS* and CMR* Combinable Magnetic Resonance systems. In the North Sea, firmer pricing drove strong growth, especially in Fracturing and Sand Control services. Marine seismic revenue was lifted primarily by improved utilization rates and firmer proprietary survey pricing. Major land seismic acquisition projects were begun in Kazakstan, Egypt and Oman. High survey and geologic activity in Mexico, as well as petrophysical and geophysical studies in Venezuela, led to higher demand for data services and software sales.


In July, Schlumberger IPM (Integrated Project Management) began work on the Burgos project in northern Mexico. The expected revenue for this 18-month project is $110 million. In addition to the overall project management, Schlumberger will perform a complete suite of services, starting with 3D land seismic acquisition campaigns, full wireline logging and reservoir technologies consulting services, in order to better understand the reservoir formations and production enhancement possibilities. The scope of work also includes rig management for the drilling of multiple wells and specialized pumping, stimulation and completion services. Work has already started, with Sedco Forex operating two newly acquired land rigs and Geco-Prakla acquiring 3D land seismic data. The integration of various Schlumberger services and technologies has already led to efficiencies and has increased productivity. Schlumberger has no equity interest in the project.

Throughout the quarter, technological innovation was implemented effectively in applications that span the entire life of a reservoir and thus improve the recoverability of hydrocarbons. For example, in marine seismic services, the new NESSIE* 4C multiwave array data acquisition system, which significantly improves data quality and the ability to characterize reservoirs, completed sizable 2D projects and was mobilized for a first 3D project. Also, the recently upgraded seismic vessel Geco
Orion added to efficiency and set a new world record with the deployment of 40 km [25 miles] of streamers, using five 8-km [5-mile] streamers with an 800-meter [0.5 mile] separation between outer streamers. Geosteering is now possible in slimmer holes, due to the unique and innovative Anadrill Vision475* slimhole, full-logging-suite MWD/LWD technology. Its successful introduction in the Gulf of Mexico and the North Sea was quickly followed by its worldwide commercialization. Directional drilling services continued to grow in every region, with increasing demand for reentry drilling services in older wells. These reentry wells are being drilled with increasingly tighter curves to enter thin pay zones. Wells with only a 45-foot radius have been drilled using the PowerPak* short-radius motor from Anadrill. Based on its exceptional diagnostic capabilities for analyzing production in high-angle and horizontal wells, demand for PL Flagship* production logging services continued in the Middle East. Dowell ClearFRAC* technology also contributed to enhance hydrocarbon production. This revolutionary solids-free fracturing system was commercialized in North America, answering strong client demand for a system which enhances well productivity without residue.

Drilling revenue rose 40%, resulting from higher dayrates worldwide,improved utilization rates and a larger fleet. At quarter end, there were 53 offshore rigs and 32 land rigs in operation. The fleet includes 12 offshore units operated by Sedco Forex (under bareboat charters or management contracts). The total offshore rig utilization was 94%, compared to 96% in the same quarter last year. Jackup utilization remained at 100%, while the semisubmersible utilization rate was lower due to the upgrade of the Sedco 707, now in Brazil, to add dynamic positioning and deep-water capabilities. The industry-wide average offshore rig utilization was 95%. Sedco Forex land rig utilization increased from 56% to 93%. Sedco Forex also purchased the Victory, a 300-foot jackup in August. The rig is presently in Australia under bareboat charter to its original owner until January 1998, when the rig will be renamed Trident 19. In September, the Sedco Forex semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which Schlumberger has a 25% interest. The rigs will be operated by Sedco Forex under bareboat charters. The gain on sale has been deferred and will be amortized over a six-year period. This transaction had no effect on the quarter's results and will have no significant impact on future results of operations.


MEASUREMENT & SYSTEMS

Revenue rose 11% compared with one year ago, despite the dramatic effect of unfavorable exchange rates. The increase was fueled by continued strong demand for the ITS9000* family of semiconductor test products, in addition to strong card growth and recovery at Retail Petroleum Systems in the Electronic Transactions division and previously announced acquisitions. Operating income rose 53% compared to the prior year.

During the quarter, revenue for Automatic Test Equipment increased 65% from the same period last year, and reflected continued significant growth in the ITS9000* family of products, significant shipments of 400-megahertz testers at Test Systems and higher deliveries of burn-in loaders and unloaders at Automated Systems. These increases were driven by clients' planned production ramp-ups at high-volume facilities in the Far East and in North America. Orders improved by 140%. Electronic Transactions revenue was up 37%, or 57% when restated in national currencies, from the same period last year. Cards growth followed strong demand for subscriber identity module (SIM) cards in China, the Netherlands, Italy and the US, and increased shipments of token cards for payphone applications to China, Mexico and Greece. Revenue at Retail Petroleum Systems grew due to higher deliveries of systems in addition to the effect of acquisitions in 1996. Including previously announced acquisitions, orders increased 19% in US dollars.

Metering revenue was slightly down by 3% when restated in local currencies, and by 12% in US dollars. In North America, there was stronger demand for residential and large industrial water meters, partially offset by some softness in the electricity metering market resulting from the uncertainty surrounding electricity market deregulation. Orders grew 6% from the same period last year mainly due to sustained demand for both products and services in the water metering segment. In Europe, revenue was down both in Gas and Electricity due to the unfavorable exchange rate impact, to lower deliveries to British Gas in the UK and to a significant drop in demand for electricity meters in Italy. Substitution of electromechanical products with solid-state technology had a negative impact on both revenue and margins as a consequence of its lower selling price. Revenue at Systems & Services declined by 3% in local currencies and by 11% in US dollars. Service activities in Europe were mixed as real growth in contractual work in France and Italy were offset by the decline in service activity in the UK. Orders declined 10% in US dollars, but increased 1% when restated in national currencies.

Interest and other income increased $16 million from the third quarter of 1996 due primarily to a $7 million increase in interest income (higher average investment balances) and the gain on the sale of real estate. Gross margin, excluding the 1996 unusual items, increased from 25% to 27%. Research and engineering expense increased 8% from last year but decreased to 4.4% of operating revenue from 4.9% in 1996. Marketing expense was up 2%. General expense, expressed as a percentage of operating revenue, decreased from 3.9% to 3.3%. Interest expense increased $4 million from the third quarter last year mainly due to higher average debt. The effective tax rate increased 2 percentage points, to 23%, which reflects the higher US income tax expense following the utilization of the tax loss carryforward.

           First Nine Months 1997 Compared to First Nine Months 1996
           ---------------------------------------------------------


Net income for the first nine months of $923 million and earnings per share of $1.87, were 55% and 53% higher, respectively, than the same period last year.

Operating revenue for the first nine months was $7.7 billion, up 20% from 1996.

Oilfield Services revenue grew 27%, while rig count worldwide grew 16%. All businesses contributed significantly to the 64% increase in operating income.

Measurement & Systems revenue increased 5%, while operating income grew 14% compared to the same period last year. The increase in operating results was due to Automatic Test Equipment.


Business Review
                                                  (Stated in millions)

                           Oilfield Services        Measurement & Systems
                         ----------------------    ---------------------
Nine Months              1997    1996  % change    1997    1996 % change
-----------              ----    ----  --------    ----    ---- --------
Operating Revenue     $ 5,603 $ 4,403     27%   $ 2,137 $ 2,041     5%
Operating Income(1)   $ 1,120 $   681     64%   $    95 $    83    14%

(1) Operating income represents income before income taxes, excluding interest expense, interest and other income, and the 1996 unusual items.

OILFIELD SERVICES

Operating revenue for Oilfield Services was $1.2 billion (27%) above last year. All regions and businesses posted substantial increases led by Dowell, Wireline & Testing and Sedco Forex.

Oilfield Services operating income increased overall by 64%.

North America

Revenue increased 36%, representing 21% of consolidated revenue. Rig count increased 26%. All businesses were ahead of last year, fueled by high activity in the Gulf of Mexico, favorable weather in Canada during the spring breakup, strong seismic survey activity, and heightened demand for pumping services.

The Gulf of Mexico benefited from the use of DeepSEA EXPRESS* service, foam cementing systems and strong vessel performance.

Logging-while-drilling (LWD) and directional drilling activity grew, due to an expanded client base and strong drilling activity during the traditional spring slowdown in Canada.

Demand for new wireline logging technology was high, and two major Wireline & Testing contracts were started in Canada and Alaska. Three seismic acquisition surveys were completed and data from two surveys were delivered to clients as part of our four-year Transition 2000 program in Louisiana.

Outside North America

The rig count increased by 2% outside North America with revenue up 24%, representing 52% of consolidated revenue. Oilfield Services businesses, across all geographic regions, benefited from the strong upswings in activity and improved technology.

Integrated Project Management (IPM) activity increased considerably compared with the same period in 1996, with overall revenue rising over 150%. In July, IPM began work on the Burgos project in northern Mexico. The expected revenue for this 18-month project is $110 million. In addition to the overall project management, Schlumberger will perform a complete suite of services, starting with 3D land seismic acquisition campaigns, full wireline logging and reservoir technologies consulting services, in order to better understand the reservoir formations and production enhancement possibilities. Schlumberger has no equity interest in the project.

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

Geosteering is now possible in slimmer holes, due to the unique and innovative Anadrill Vision475* slimhole, full-logging-suite MWD/LWD technology. Its successful introduction in the Gulf of Mexico and the North Sea was quickly followed by its worldwide commercialization. In marine seismic services, the new NESSIE* 4C multiwave array data acquisition system, which significantly improves data quality and the ability to characterize reservoirs, completed sizable 2D projects and was mobilized for a first 3D project. Also, the recently upgraded seismic vessel Geco Orion added to efficiency and set a new world record with the deployment of 40 km [25 miles] of streamers, using five 8-km [5-mile] streamers with an 800-meter [0.5 mile] separation between outer streamers.

Sedco Forex purchased the Victory, a 300-foot jackup in August. The rig is presently in Australia under bareboat charter to its original owner until January 1998, when the rig will be renamed Trident 19. In September, the Sedco Forex semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which Schlumberger has a 25% interest. The rigs will be operated by Sedco Forex under bareboat charters. The gain on sale has been deferred and will be amortized over a six-year period. This transaction had no effect on the year-to-date results and will have no significant impact on future results of operations.

Information Technology and Data Management Services grew significantly. Software Products sales increased significantly over last year on continued sharp growth in North America and in South America, Europe and the CIS. Also during the period, GeoQuest signed an agreement with a major European oil company to jointly develop data management software applications.

MEASUREMENT & SYSTEMS

Revenue grew 5% from last year, despite the impact of unfavorable exchange rate effects. Increased card demand, recovery at Retail Petroleum Systems coupled with 1996 acquisitions at Electronic Transactions, and strong growth at ATE contributed to this increase. Orders increased 13%.

Measurement & Systems operating income rose 14% compared to the prior year, due to ATE. Improvements in the US metering market were more than offset by shortfalls in Europe.

During the nine months, ATE revenue rose 27% while orders increased by 67%. Electronic Transactions revenue improved 31%. Cards growth was particularly strong, with increased demand for subscriber identity module (SIM) cards. Including the performance of previously acquired companies, orders grew 30%. Metering revenue was down 11%, as conditions in Europe offset gains made by North and South America. Metering orders were down 8% versus last year. Systems & Services revenue was in line with last year as growth of contractual work in France and Italy was offset by a decline in service activity in the UK. Compared with the prior year, orders increased by 1%.


Interest and other income increased $21 million from the same period last year primarily due to a $13 million increase in interest income (higher average investment balances) and the gain on the sale of real estate. Gross margin, excluding the 1996 unusual items, increased from 24% to 26%. Research and engineering expense increased 6% from last year but decreased to 4.6% of operating revenue from 5.2% in 1996. Marketing expense was up 2%. General expense, expressed as a percentage of operating revenue, decreased from 4.1% to 3.5%. Interest expense increased $6 million from the same period last year mainly due to higher average debt. The effective tax rate increased 3 percentage points, to 22%, which reflects the higher US income tax expense following the utilization of the tax loss carryforward.

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



                                                     Schlumberger Limited
                                                         (Registrant)



Date: November 14, 1997                              /s/ Arthur Lindenauer
      -----------------                              ---------------------
                                                        Arthur Lindenauer
                                              Executive Vice President - Finance
                                                   and Chief Financial Officer