Form 10-K405
period 1997-12-31
SCHLUMBERGER LTD /NY/
filed 1998-03-30
CIK 87347

                                                                            1997

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                                  (Mark One)

            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            -
                        SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from           to
                                              ---------    ---------

                         Commission File Number 1-4601

                   Schlumberger N.V. (Schlumberger Limited)
            (Exact name of registrant as specified in its charter)

Netherlands Antilles                                           52-0684746
--------------------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

277 Park Avenue
New York, New York, U.S.A.                                      10172-0266

42, rue Saint-Dominique
Paris, France                                                     75007

Parkstraat 83,
The Hague,
The Netherlands                                                   2514 JG

----------------------------                                  -----------------
(Addresses of principal                                           (Zip Codes)
executive offices)

 Registrant's telephone number in the United States, including area code, is:
                                (212) 350-9400.

                           (Cover page 1 of 2 pages)

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                        which registered
-------------------                                   ------------------------
Common Stock, Par Value $0.01                      New York Stock Exchange
                                                   Paris Stock Exchange
                                                   The London Stock Exchange
                                                   Amsterdam Stock Exchange
                                                   Swiss Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

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

                                      [X]

As of February 23, 1998, the aggregate market value of the voting stock held by non-affiliates, calculated on the basis of the closing price on the NYSE Composite Tape, was $35,907,858,318.

As of February 23, 1998, Number of Shares of Common Stock Outstanding:
498,287,713.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated:

                   Definitive Proxy Statement for the Annual General
               Meeting of Stockholders to be held April 8, 1998 ("Proxy Statement"), Part III.

                           (Cover page 2 of 2 pages)

PART I

Item 1         Business
------         --------

All references herein to "Registrant" and "Company" refer to Schlumberger Limited and its consolidated subsidiaries. Registrant's business comprises three industry segments - l) Oilfield Services, 2) Measurement & Systems, and 3) Omnes. Due to immateriality, Omnes is not a reportable segment for financial reporting purposes.

Oilfield Services
-----------------

Oilfield Services provides virtually every type of exploration and production service required during the life of an oil and gas reservoir: seismic data acquisition, processing and interpretation; drilling rigs; directional drilling and real-time drilling analysis; cementing and stimulation of wells; wireline logging; well evaluation, testing and production; integrated data services and software, and project management. Services comprise formation evaluation, well testing and production services for oil and gas wells: borehole measurements of petrophysical, geological and seismic properties; cement and corrosion evaluation; perforating; modular production systems; permanent monitoring and control systems; production logging, and light remedial and abandonment services, and engineering and pumping services for cementing, drilling fluids, fracturing, acidizing, sand control, water control and coiled tubing applications; seismic data acquisition, processing and interpretation services for marine, land and transition zone; seismic reservoir monitoring and characterization services; fully integrated project management including survey evaluation and design services; acquisition, processing and sales of non-exclusive surveys; contract drilling services, offshore and on land, with dynamically positioned drillships semisubmersibles, jackup rigs, drilling tenders, swamp barges and land rigs; real-time drilling services: directional drilling, measurements-while-drilling and logging-while-drilling; exploration and production solutions for optimizing the value of oil and gas reservoirs: integrated software systems, data management solutions and processing and interpretive services, and project management and well engineering services: selection of optimum oilfield technology; implementation of safety and quality management systems; coordination and management of operations for well construction, production and field development projects.

As of February 1, 1998, the business is organized in two groups, Solutions and Products. The Solutions Group is organized along geographic lines to develop, sell and implement all oilfield services as well as customized and integrated solutions to meet specific client needs. The Products Group is responsible for product development across the organization as well as training and technical support for each type of service in the field to ensure the highest standards of service to clients.

Registrant's Oilfield Services are marketed by its own personnel. The customer base, business risks, and opportunities for growth are essentially uniform across all services. There is a sharing of production facilities and research centers; labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Registrant believes that it is an industry leader in providing contract drilling services, seismic services, measurements-while-drilling and logging-while-drilling services, and fully computerized wireline logging and geoscience software and computing services.

Measurement & Systems
---------------------

Measurement & Systems consists of Test & Transactions and Resource Management Services (RMS). Test & Transactions supplies technology, products, services and systems to the semiconductor, banking, telecommunication, retail petroleum, transportation and health care industries. Test & Transactions designs and implements broad-based, customized solutions to help clients improve time to market, optimize their business opportunities and improve their productivity. It designs and manufactures smart and magnetic stripe cards, terminals, equipment and management systems for transactions in a wide range of sectors, including telecommunications, retail and banking, network access and security, systems for retail petroleum, parking and mass transit, health care management and campus communities. It also designs and manufactures back-end manufacturing equipment for testing semiconductor devices, including diagnostic systems, automated handling systems and test equipment. It provides metrology solutions for the front-end semiconductor fabrication equipment market and equipment for testing complete electronic assemblies for the telecommunications and automotive industries.

Resource Management Services is a global solutions provider to electricity, gas and water resource industry clients worldwide, helping them to manage resources and enhance transactions. The RMS group delivers innovative solutions by providing measurement products, systems and services for creating and sharing value with all clients. It designs systems for management of electricity distribution and usage (residential metering and energy management systems; utility revenue collection systems; commercial, industrial, transmission and distribution measurement and billing products and systems; load management systems); systems for management of gas usage (residential, commercial and industrial gas meters; regulators, governors, safety valves, stations and systems; gas treatment including filtration, odorization and heating; network management; and prepayment systems); meters and systems for management of residential, commercial and industrial water usage covering the range of effective water distribution management and diverse heat distribution and industrial applications; meter communication systems, including remote metering and wireless communication systems for utility markets; distributed measurement solutions, systems integration and data services; and services, providing software and turnkey installation, repair and maintenance solutions to add value in fully managed projects.

Products of the Measurement & Systems industry segment are primarily sold through Registrant's own sales force, augmented through distributors and representatives. The nature of the product range and customer profile allow for transferability of sales personnel and cross-product sales forces in key geographic areas. Such teams operate in Asia, Russia, South America and Central America. Product demand and pricing are affected by global and national economic conditions. The price of products in this industry segment varies from less than one hundred dollars to more than a million dollars. There are numerous competitors with regard to these products, and the principal methods of competition are price, performance, and service.

Omnes
-----

Omnes provides information technology and communications services to oil and gas companies and to companies with operations in remote regions. It offers solutions for wide- and local-area networks, including satellite-based networks, network security, Internet, intranet and messaging.

Year 2000 Issue
---------------

For information describing the Company's estimate of the effects of the Year 2000 Issue on its businesses, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of this 10-K Report.

Acquisitions
------------

Information on acquisitions made by the Registrant or its subsidiaries appears in the two paragraphs under the heading "Acquisitions" on page 30 of this 10-K Report.

GENERAL
-------

Research & Development
----------------------

Research to support the engineering and development efforts of Registrant's activities is conducted at Schlumberger Austin Product Center, Austin, Texas; Schlumberger-Doll Research, Ridgefield, Connecticut; Schlumberger Cambridge Research, Cambridge, England, and at Fuchinobe, Japan and Montrouge, France.

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

Customers and Backlog of Orders
-------------------------------

Neither Oilfield Services nor Measurement & Systems is dependent on one or a few customers, the loss of which would have a significant adverse impact on its business. Oilfield Services has no backlog since this segment is primarily service rather than product related. The Measurement & Systems segment had a backlog of orders, believed to be firm, of $955 million at December 31, 1997, and a backlog of $764 million at December 31, 1996, on a comparable basis. There is no assurance that any of the current backlog will actually result in sales. About 54% of Omnes' revenue comes from data communications and networking services provided to a number of Schlumberger companies. Omnes has no backlog since this segment is primarily service, rather than product, related.

Government Contracts
--------------------

No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts by the US Government.

Employees
---------

As of December 31, 1997, Registrant had approximately 63,500 employees.

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

Financial Information
---------------------

Financial information by industry segment and by geographic area for the years ended December 31, 1997, 1996 and 1995 is given on pages 35 through 38 of this 10-K report, within the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Item 2         Properties
------         ----------

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

The principal manufacturing facilities related to the Oilfield Services industry segment are owned in fee and located at Clamart, France; Fuchinobe, Japan; Horten and Bergen, Norway; and Austin, Houston, La Marque, Rosharon and Sugar Land, Texas, USA. Many of the Registrant's activities in this segment are performed at the clients' wellsites.

Outside of the United States, the principal owned or leased facilities related to the Measurement & Systems industry segment are located at Buenos Aires, Argentina; Mulgrave, Australia; Vienna, Austria; Brussels, Belgium; Americana and Campinas, Brazil; Trois Rivieres, Quebec, Canada; Santiago, Chile; Changsha Chongquing, Hong Kong and Shenyang, China; Abbeville, Bagnolet, Besancon, Chambray-les-Tours, Chasseneuil, Colombes, Hagenau, Macon, Massy, Montrouge, Orleans, Poitiers, Pont Audemer, Reims, and Saint-Etienne and Tours, France; Berlin, Dreieich, Ettlingen, Hameln, Karlsruhe, Munich, Oldenburg, and Schwelm, Germany; Bladel and Dordrecht, Holland; Budapest and Godollo, Hungary; New Delhi, India; Jakarta, Indonesia; Asti, Barlassina, Frosinone, Milazzo, Milan, Naples, Torino and Vicenza, Italy; Fuchinobe, Japan; Kuala Lumpur, Malaysia; Famalicao, Portugal; St. Petersburg, Russia; Leon, Montornes and Rubi, Spain; Taipeh County, Taiwan; Blackburn, Dundee, Felixstowe, Ferndown, Manchester, Oldham, and Port Glasgow in the United Kingdom.

Within the United States, Measurement & Systems facilities are located in Tallassee, Montgomery and Mobile, Alabama; San Jose and Simi Valley, California; Norcross, Georgia; Owenton, Kentucky; Owings Mills, Maryland; Concord, Massachusetts; Moorestown, New Jersey; Columbus, Ohio; Greenwood and Oconee, South Carolina; Bonham, Texas, and Chesapeake, Virginia.

Outside of the United States the principal facilities (all leased) related to Omnes are located in London, England; Caracas, Venezuela; Montrouge, France; and Jakarta, Indonesia.

Within the United States, Omnes' principal facilities are located in Houston, Texas.

See also "Research & Development", on page 3 for a description of research facilities.

Item 3         Legal Proceedings
------         -----------------

The information with respect to Item 3 is set forth under the heading "Outcome of Litigation" (page 20 of this 10-K report) within the Management's Discussion and Analysis of Financial Condition and Results of Operations as part of Item 7 and under the heading "Contingencies" (page 34 of this 10-K Report) within the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS as part of Item 8, Financial Statements and Supplementary Data.

Item 4         Submission of matters to a vote of security holders
------         ---------------------------------------------------

No matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Registrant, their ages as of March 1, 1998, and their five-year business histories are as follows:


                                            Present Position and Five-Year Business
Name                                Age                       Experience
--------------------------------------------------------------------------------
D. Euan Baird                       60      Chairman, President and Chief
                                               Executive Officer since prior to 1992.

Arthur Lindenauer                   60      Executive Vice President and Chief
                                               Financial Officer since prior to 1992;
                                            Chief Accounting Officer since April 1992.

Victor E. Grijalva                  59      Executive Vice President - Oilfield
                                               Services since 1994;
                                            Executive Vice President for Wireline,
                                               Testing & Anadrill 1992, 1993.

Clermont A. Matton                  56      Executive Vice President - Resource
                                               Management Services since June 1997;
                                            Executive Vice President - Measurement &
                                               Systems 1993 to June 1997;
                                            Executive Vice President -
                                               Technologies 1992 and prior.

 Irwin Pfister                      52      Executive Vice President - Test &
                                               Transactions since June 1997;
                                            President Automated Test Equipment 1995-1997
                                            Vice President and General Manager -
                                               Automated Test Equipment 1993-1995 and prior.

Ian Strecker                        58      Executive Vice President - Information
                                               Technology and Quality, Health, Safety &
                                               Environment since January 1, 1996;
                                            Executive Vice President -  Information
                                              Technology and Communication 1993 and
                                              prior.


                                            Present Position and Five-Year Business
Name                                Age                       Experience
--------------------------------------------------------------------------------
Chad Deaton                         45      Executive Vice President - OFS Solutions
                                               since February 1, 1998;
                                            President - Dowell August 1995 to
                                               February 1, 1998;
                                            Director of Personnel - Wireline & Testing
                                               November 1994 to August 1995;
                                            Vice President - Drilling Fluids (Dowell)
                                               November 1994 and prior.

Andrew Gould                        51      Executive Vice President - OFS Products
                                               since February 1, 1998;
                                            President - Wireline & Testing October 1993
                                               to February 1, 1998;
                                            President - Sedco Forex September
                                               1993 and prior.

Jean-Paul Bize                      55      Vice President - Business Development
                                                since June 1997;
                                            President, Electronic Transactions
                                                November 1994 to June 1997;
                                            General Manager - Electricity Management
                                                November 1994 and prior.

David S. Browning                   58      Secretary and General Counsel since
                                               prior to 1992.

Pierre E. Bismuth                   53      Vice President - Personnel since 1994;
                                            Personnel Director - Oilfield Services
                                                October 1993 to January 1994;
                                            Personnel Director - Wireline, Testing
                                                & Anadrill 1993 and prior.

Jean-Marc Perraud                   50      Vice President - Director of Taxes
                                               since May 1993;
                                            Controller Dowell Schlumberger
                                               January to May 1993;
                                            Controller Schlumberger Industries
                                                1992 and prior.

J-D. Percevault                     52      Vice President since January 1996;
                                            Vice President European Affairs May
                                               1994 to January 1996; President
                                            Geco-Prakla May 1994 and prior.

Pierre-Jean Sivignon                42      Treasurer since January 1996;
                                            Manager Business Development,
                                               September 1994 to January 1996;
                                            Manager of Smart Card Systems - Banking
                                               & Industry, September 1994 and
                                               prior.

PART II
-------

Item 5         Market for the Registrant's Common Stock and Related
------         ----------------------------------------------------
               Stockholder Matters
               -------------------

As of December 31, 1997, there were 498,036,020 shares of the Common Stock of the Registrant outstanding, exclusive of 121,099,589 shares held in Treasury, and held by approximately 22,000 stockholders of record. The principal United States market for Registrant's Common Stock is the New York Stock Exchange.

Registrant's Common Stock is also traded on the Amsterdam, London, Paris, and Swiss stock exchanges. In 1997, the Registrant delisted its shares from the Brussels, Frankfurt, and Tokyo stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

The information with respect to this portion of Item 5 is set forth under the heading "Common Stock, Market Prices and Dividends Declared per Share" beginning on page 19 and continued to "Environmental Matters" on page 20 of this 10-K Report.

Item 6         Selected Financial Data
------         -----------------------


FIVE-YEAR SUMMARY
                                        (Stated in millions except per share amounts)

Year Ended December 31,               1997       1996      1995       1994       1993
                                      ----       ----      ----       ----       ----
SUMMARY OF OPERATIONS
Operating revenue:
  Oilfield Services                $ 7,663    $ 6,129   $ 4,868    $ 4,365     $4,338
  Measurement & Systems              2,986      2,834     2,759      2,339      2,370
Total operating revenue            $10,648    $ 8,956   $ 7,622    $ 6,697     $6,705
                                   =======    =======   =======    =======     ======
  % increase over prior year          19 %        18%       14%         -%         6%
                                   -------    -------   -------    -------     ------

Operating income:
  Oilfield Services                $ 1,557    $   986   $    627   $   495     $  468
  Measurement & Systems                149        124        151       121        184
  Eliminations                         (58)       (52)       (17)      (23)       (23)
                                   -------    -------   --------   -------     ------
                                   $ 1,648    $ 1,058   $    761   $   593     $   629
                                   =======    =======   ========   =======     =======
  % increase (decrease)
    over prior year                    56%        39%        28%       (6%)      (10%)
                                   -------    -------   -------    -------     ------
Interest expense                        87         72        82         63         69
                                   -------    -------   -------    -------     ------
Taxes on income (1)                    373       (176)      121         81         81
                                   -------    -------   -------    -------     ------
Income, before cumulative
  effect of a change
    in accounting principle        $ 1,296    $   851 $     649    $   536     $  583
                                   -------    -------   -------    -------     ------
  % increase (decrease)
    over prior year                    52%        31%        21%       (8%)      (12%)
                                   -------    -------   -------    -------     ------
Postretirement benefits                  -          -         -          -       (248)
                                   -------    -------   -------    -------     ------
Net income                         $ 1,296    $   851   $   649    $   536     $  335
                                   =======    =======   =======    =======     ======
Basic earnings per share: (2)
  Before cumulative effect
    of a change in accounting
      principle                    $  2.62    $  1.74   $  1.33    $  1.10     $ 1.20
  Postretirement benefits                -          -         -          -      (0.51)
                                   -------    -------   -------    -------     ------
Basic earnings per share           $  2.62    $  1.74   $  1.33    $  1.10     $ 0.69
                                   =======    =======   =======    =======     ======

Diluted earnings per share: (2)
  Before cumulative effect
    of a change in accounting
      principle                   $   2.52     $ 1.70 $    1.32     $ 1.10     $ 1.18
  Postretirement benefits                -          -         -          -      (0.51)
                                   -------    -------   -------    -------     ------
Diluted earnings per share        $   2.52     $ 1.70 $    1.32     $ 1.10     $ 0.67
                                   =======    =======   =======    =======     ======
Cash dividends declared (2)       $   0.75     $ 0.75   $0.7125     $ 0.60     $ 0.60
                                   =======    =======   =======    =======     ======

                                         (Stated in millions except per share amounts)

Year Ended December 31,               1997       1996      1995       1994       1993
                                      ----       ----      ----       ----       ----
SUMMARY OF FINANCIAL DATA
Income as % of operating revenue       12%        10%        9%         8%         9%
                                   -------    -------   -------    -------     ------
Return on average
  stockholders' equity                 21%        16%       14%        12%        14%
                                   -------    -------   -------    -------     ------
Fixed asset additions              $ 1,496    $ 1,158   $   939    $   783     $  691
                                   -------    -------   -------    -------     ------
Depreciation expense               $   905    $   819   $   760    $   722     $  739
                                   -------    -------   -------    -------     ------
Avg. number of shares outstanding: (2)
    Basic                              495        490       485        487        485

   Assuming dilution                   514        500       488        489        489
                                   -------    -------   -------    -------     ------
AT DECEMBER 31,
Liquidity                          $   580    $   232   $   188    $   404     $  696
                                   -------    -------   -------    -------     ------
Working capital                    $ 2,441    $ 1,568   $ 1,259    $ 1,037     $  908
                                   -------    -------   -------    -------     ------
Total assets                       $12,097    $10,325   $ 8,910    $ 8,322     $7,917
                                   -------    -------   -------    -------     ------
Long-term debt                     $ 1,069    $  637    $   613    $   394     $  447
                                   -------    -------   -------    -------     ------
Stockholders' equity               $ 6,695    $ 5,626   $ 4,964    $ 4,583     $4,406
                                   -------    -------   -------    -------     ------
Number of employees                 63,500     57,000    51,000     48,000     48,000
                                   -------    -------   -------    -------     ------


(1) In 1996, the normal recurring provision for income taxes, before recognition of the US tax loss carryforward benefit and the tax effect of the unusual items, was $206 million.

(2) Restated for the 2-for-1 stock split on June 2, 1997.

Item 7         Management's Discussion and Analysis of Financial Condition
------         -----------------------------------------------------------
               and Results of Operations
               -------------------------

The Company has two reportable business industry segments, Oilfield Services and Measurement & Systems.

                                                       (Stated in millions)
                            Oilfield Services          Measurement & Systems
                     ----------------------------  ---------------------------
                      1997      1996      %Change     1997    1996     %Change
                      ----      ----      -------     ----    ----     -------
Operating revenue    $7,663   $6,129        25%     $2,986   $2,834      5%
Operating income 1   $1,557  $   986        58%    $   149  $   124     20%

1 Operating income represents income before income taxes, excluding interest expense and interest and other income, and the unusual items previously announced in the third quarter of 1996. Explanation of these unusual items appears in THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under "Unusual Items."

Oilfield Services
-----------------

1997 RESULTS
------------

Oilfield Services achieved impressive growth in 1997. Worldwide oil demand increased by a strong 2.7%, fueled mainly by China, up 11%, Asia excluding China, up 6%, Latin America, up 5%, and by a recovering Russia, up 5%. Oil companies worldwide increased their exploration and production expenditures by 18% over 1996 levels to meet the increase in demand. Oilfield Services operating income grew 58% over last year, reaching $1.56 billion, with strong contributions from all activities. Operating revenue increased 25%, to $7.66 billion.

North America
-------------

In North America, revenue increased 33%, and operating income jumped 115%. The rig count climbed 26%. The highest revenue growth came from Dowell and Geco-Prakla, up 27% and 55%, respectively. Dowell growth was due mainly to cementing, fracturing and sand control services. In the Gulf of Mexico, there was strong demand for DeepSea EXPRES* deepwater cementing systems and high client acceptance of the revolutionary, nondamaging ClearFRAC* fracturing fluid. Geco-Prakla marine seismic activity soared in the Gulf of Mexico, driven by high non-exclusive proprietary survey activity for the ongoing Deepwater 2000 operations. Transition Zone activity concentrated on the South Louisiana coast as part of the Transition 2000 campaign. GeoQuest grew 63%, due to 200% growth in Data Management and Information Technology services and to the introduction of the next-generation GeoFrame* 3.0 integrated reservoir characterization system.

Outside North America
---------------------

Revenue increased 22% outside North America, while rig count increased 2%. Operating income was up 45%. Sedco Forex and Wireline & Testing were the largest contributors to revenue growth, up 42% and 13%, respectively. Sedco Forex benefited from higher dayrates in the North Sea, Asia and West Africa and increased activity in South America, Asia and Africa. Land rig activity increased, including two new rigs in Mexico and two in Algeria. In Asia, fleet expansion and higher swamp barge activity contributed to increased revenue. The growth of Wireline & Testing, led by the Far and Middle East, increased significantly faster than the rig count, due to stronger pricing, increased service efficiencies and market share gains. Higher prices stemmed from the swift deployment of high-technology tools and systems, including PLATFORM EXPRESS*, CMR* and PL Flagship* services. Anadrill grew an impressive 35%, led by Central Europe and the Far East. Growth at Anadrill came from increases in market share and pricing, and from overall market growth. Logging-while-drilling
(LWD) services continued to surge, with the introduction of the new VISION475* MWD (measurements-while-drilling)/LWD system for small-diameter wells.

Highlights
----------

The rapid pace of Oilfield Services growth resulted largely from delivering customized solutions to oil companies striving to increase hydrocarbon production. This allows our clients to meet increasing demand while reducing exploration and production costs to maintain a competitive price per barrel.

Oilfield Services revenue grew 25%, faster than the 18% increase in exploration and production spending by oil companies. The additional growth came from increased drilling activity and from greater communication and cooperation with our clients, leading to increased outsourcing of their noncore activities. Growth was also realized from the application of key technologies and our ability to help clients increase the recovery of hydrocarbons, as with IRO* Integrated Reservoir Optimization service, which was introduced in the fourth quarter.

Drilling Activity Increases

Throughout 1997, drilling activity and pricing continued to increase. The Sedco Forex average offshore rig utilization of 94% was in line with the previous year. Jackup utilization remained at 100%, and semisubmersible utilization was 97%. The Sedco Forex average onshore rig utilization for the year increased from 57% to 90%. At year end, the Sedco Forex fleet consisted of 84 units: 52 offshore and 32 onshore, up from 83 units at the end of 1996. The fleet includes 13 offshore units under bareboat charter or management contract. Sedco Forex has eight deepwater drilling units capable of drilling in water depths of more than 3000 feet [approximately 1 km].

In July 1997, Oilfield Services received a ten-year integrated management contract in Venezuela to build and operate, on Lake Maracaibo, three new multipurpose service vessel (MPSV) drilling barges and three new MPSV lift boats. The MPSV concept uses small, purpose-built vessels, each equipped with an integrated package of Schlumberger services for well intervention, such as wireline logging, CTD* coiled tubing drilling and tubing replacement. An MPSV can perform a well intervention faster, and at a considerably lower cost, than a full-size drilling unit. All six vessels are scheduled to be in operation by the end of 1998.

In August, the Maersk Victory jackup was acquired and renamed Trident 19. In September, the Sedco Forex semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which Schlumberger has a 25% interest. The rigs will be operated by Sedco Forex under bareboat charters. The gain on sale has been deferred and will be amortized over a six-year period.

In December, Sedco Forex received contracts covering five years to build two Sedco Express* semisubmersible drilling rigs. The units will be delivered in the fourth quarter of 1999. The Sedco Express rig represents the next generation of deepwater, moderate-environment drilling units. Designed to optimize the entire well construction process, it is expected to drill and complete a well approximately 30% faster than a conventional fourth-generation unit. The unit will be able to operate in water depths up to 7500 feet [2.3 km].

Relationships Create Growth Opportunities

Links between Schlumberger and oil and gas companies are continuing to develop through our IPM (Integrated Project Management) activity. This business has expanded from 100 employees in 1995 to nearly 600 today, and has contributed to earnings on its own and through additional Oilfield Services activities. An example of a recent alliance is the Dacion field project with LASMO plc in Venezuela. In an assessment phase completed in June 1997, a joint integrated team was formed by LASMO, GeoQuest and IPM to identify important technical issues and recommend further actions. The objectives of the development phase are to increase production and optimize recovery of reserves. Upon approval of the plan, IPM will perform its implementation.

Key Technologies Improve Economics

In 1997, our Oilfield Services research and engineering investment of $320 million produced technologies for operating in harsher environments and reducing finding and development costs. Oilfield Services capital expenditure exceeded $1.3 billion and allowed rapid deployment of these technologies.

For geophysical applications, the Nessie* 4C MultiWave Array* multicomponent seabed acquisition system was introduced by Geco-Prakla at the end of 1996. Seismic waves are of two types--compressional and shear--each providing different information about the subsurface geology. An analysis of the response from the two wave types may determine the type of fluids contained in the formation. Traditional 3D marine seismic data acquired with surface streamers reflect information exclusively from compressional waves, the only ones that can travel through water. This provides a partial image of a reservoir. The Nessie 4C MultiWave Array system, which records both compressional and shear waves at the seabed, has helped our clients learn more about their reservoirs. The system significantly improves the client's ability to map the location and quantities of oil and gas, better enabling them to optimally develop and recover reserves. During the fourth quarter, a Nessie 4C MultiWave Array crew mobilized for a 200-km2 [78-sq mile] multicomponent survey, approximately ten times the size of any previous seabed survey.

Research and engineering in fluid chemistry have resulted in the development of Dowell ClearFRAC fracturing fluid. Fracturing fluids are used to transport sand or other proppants into oil and gas reservoirs to increase hydrocarbon production. Normally these fluids have the disadvantage of leaving some solid residue, which inhibits their full effectiveness. The ClearFRAC formulation is a polymer-free fluid that leaves no residue and results in higher production.

Construction, operating and intervention costs in oil fields were reduced in 1997 through the proliferation and improved placement of highly deviated and horizontal wells, and multilaterals drilled from a common trunk. New VISION475 technology is a slim 4.75-inch MWD/LWD service that reduces total well costs while maximizing hydrocarbon production. This is possible by allowing a reduced wellbore diameter without giving up the real-time formation evaluation measurements needed for optimum geosteering and analysis. The VISION475 application possesses unique logging sensors that allow operators to steer to the most productive zones in a formation. Worldwide deployment of this technology has significantly improved field development returns on investment for clients.

The CMR Combinable Magnetic Resonance service, performed by Wireline & Testing, provides valuable insight to clients for finding oil in complex reservoirs, discovering bypassed or untapped reserves and distinguishing oil from gas. For example, in the North Sea this year, CMR technology was used to log an exploration well in which the target sands held water. However, the CMR log analysis indicated some unanticipated oil higher up in the well that conventional log analysis would have missed. Subsequent testing confirmed the presence of the oil. The oil company is now evaluating options, reviewing the seismic data and contemplating a sidetrack. Following the CMR success, the oil company decided to run the application in Alaska, Angola and Norway. Overall, worldwide activity for CMR technology doubled since last year.

Today, massive amounts of data are acquired in our Oilfield Services activities. GeoQuest develops software products to interpret and visualize these data and to perform modeling and simulation. The GeoFrame integrated reservoir characterization system is the centerpiece of GeoQuest software development efforts. In 1997, GeoQuest released the next-generation GeoFrame 3.0 application. This software combines the power of IESX* and Charisma* seismic interpretation systems with other applications. It delivers unparalleled power to define and manage reservoirs, and its integrated capabilities let each member of a multidisciplinary team simultaneously view, edit and interpret data and results through all phases of a project. Users indicate a dramatic increase in productivity, a streamlining of their work flow and the ability to create a more accurate reservoir model.

Maximizing The Financial Performance of Reservoirs

In the fall of 1997, Schlumberger introduced the IRO Integrated Reservoir Optimization service. This service combines new-generation reservoir characterization and flow simulation tools with a team approach to evaluate various field development and production strategies. Working closely with the client, an experienced multidisciplinary team selects and implements the optimal development plan. Reservoir monitoring and control processes are included to prevent future production problems. The IRO concept offers numerous benefits because it is proactive and closely links development decisions with a thorough understanding of reservoir architecture, flow dynamics and response to various well interventions. In the future, as new data acquisition, communications and software tools are developed, it will be possible to achieve near real-time, interactive reservoir management.

Improving Internal Efficiency

In addition to client-focused advancements, Schlumberger continues to improve its internal efficiency and productivity. The Company has implemented, in full, in all its districts in North America, and is implementing worldwide, the new BASIS* (Business Application Solutions In Schlumberger) business management tool, using the SAP R/3** integrated software application, which replaces dozens of existing discrete applications with a single, seamless solution.

Schlumberger is also overhauling all training programs for engineers. These programs emphasize learning, using information technology (IT), with the objectives of improving training quality while decreasing training time. On-line and CD-ROM training modules have been developed, and full use of it is achieved by giving every new hire a laptop computer with connectivity to the internal Schlumberger communications network and to the Internet. The immediate result has been a reduction of the training period by up to 25%. The training programs also encourage common steps with the objectives of creating and disseminating a broader Oilfield Services culture, optimizing the costs of training and positioning our engineers to thrive in the increasingly integrated oilfield services environment.

1996 Results
------------

North America
--------------

Revenue in North America grew 21%, while operating income rose 111%, compared with 1995. The rig count increased 10%. All businesses contributed to this growth, most notably GeoQuest, with a revenue increase of 52%, and Dowell and Wireline & Testing, with increases of 17% and 13%, respectively.

As a general trend, prices improved on higher activity and the introduction of new technologies. Dowell took the lead in the technically challenging high-pressure, high-temperature pumping and cementing markets in the Gulf of Mexico. This leadership was affirmed by the success of the DeepSea EXPRES cementing head, an innovative completion technology which facilitates casing cementing operations in deep water. Geco-Prakla significantly expanded its non-exclusive seismic survey activities in the Gulf of Mexico. Sedco Forex returned to North America with two rigs under management contract. Anadrill successfully introduced worldwide the new RAPID* Reentry and Production Improvement Drilling service, a crossdisciplinary technology which improves production economics through reentry, sidetracking and extending existing wellbores.

Outside North America
---------------------

Outside North America, revenue increased 28% and operating income climbed 51%, versus 1995. Rig count rose 5%. All regions grew, with significant upswings in the North Sea, Latin America and West Africa. The largest contributors were Wireline & Testing and Sedco Forex, up 17% and 42%, respectively. Offshore dayrates for Sedco Forex increased significantly. The trend toward integrated services continued, resulting in the expansion of IPM operations. Formed in 1995 in response to increased demand for integrated solutions in the various phases of the exploration and production process, at the end of 1996, IPM was supervising, on behalf of clients, the operations of 34 drilling rigs.

Highlights
----------

In response to favorable market conditions, Schlumberger boosted capital expenditures for Oilfield Services by 27% in 1996.

As CTD technology provides an effective alternative to conventional drilling in reentry drilling markets, Dowell and Sedco Forex joined forces and expertise in CTD technology, and Anadrill developed the new VIPER* slimhole directional bottomhole assembly for coiled tubing service. In the fourth quarter, Dowell and Baker Oil Tools introduced CoilWORKS* technology, drawing on the strategic alliance between Schlumberger and Baker Hughes. The CoilWORKS service is a seamless answer to workover applications by which the two companies have combined their best-in-class technologies to address the growing demand for economic, total system workover solutions for mature fields.

The GeoSteering* tool, which enables the driller to make course corrections while drilling, made substantial gains in markets in the Far East. The SIMPLER* 101 drilling rig, a new modular land rig, was introduced in Gabon, where it began a five-year integrated services contract in April. Several Dowell drilling fluids products, including QUADRILL*, VISPLEX* and ULTIDRILL* fluids, gained increased acceptance in 1996, in recognition of their contributions to drilling efficiency and well productivity. PLATFORM EXPRESS and CMR services improve the efficiency of wireline logging and deliver critical answers to difficult formation evaluation problems. Activities of both services increased eightfold over 1995 levels. Marine seismic efficiency continued to improve due to aggressive deployment of the TRILOGY* onboard data management system and Monowing* multistreamer towing technology. The introduction of the fourth-generation Nessie marine streamer, with only a 54-mm [2.1-inch] outside diameter, further extended the towing capacity and efficiency of Geco-Prakla vessels. With the ECLIPSE* reservoir simulation software, the GeoFrame integrated reservoir characterization system and the Finder* line of data management products, GeoQuest now offers the oil industry the most comprehensive range of integrated software systems, data management solutions and processing and interpretation services. Tracking the flow of different fluids in horizontal and high-angle wells became possible with the newly introduced production logging technology, PL Flagship advanced well flow diagnosis service. Building on a solid track record in well testing, the Wireline & Testing Early Production System (EPS) group has expanded significantly. Early production systems saw activity in the North Sea and Africa. Average offshore rig utilization grew to 94% from 89%, aided by jackup utilization of 100% and semisubmersible utilization of 96%. At year end, the Sedco Forex fleet consisted of 83 rigs, up from 76 at the end of 1995.

1995 Results
------------

North America
-------------

North American revenue rose 3% in 1995, and operating income declined 43%, compared with 1994, while the rig count declined 8%.

New technology was a chief driver of growth. PLATFORM EXPRESS service, the latest-generation wireline logging technology, was introduced in the third quarter, and set new standards for efficiency, reliability and answers in the industry. By year end, there were 17 PLATFORM EXPRESS units deployed in North America. The successful implementation of new stimulation techniques, such as the PropNET* fluid system for hydraulic fracturing, improved hydrocarbon recovery for clients at a time when eroding gas prices were impeding pressure pumping activity. Our market and technological leadership in MWD and LWD services continued. The ARC5* Array Resistivity Compensated tool was introduced and received wide client acceptance as it provides accurate LWD resistivity measurements in small-diameter wellbores. Also, demand for geological, petrophysical and seismic interpretation software products drove the increase in sales at Software Products. During the year, GeoQuest acquired the Petroleum Division of Intera Information Technologies Corporation, renamed Reservoir Technologies. Seismic activities were adversely impacted by weather in the Gulf of Mexico and lower profitability on sales of non-exclusive seismic data.

Outside North America
---------------------

A 16% rise in revenue and 53% growth in operating income outside North America, along with a 3% increase in rig count, were due mostly to activity in Latin America, Africa and the North Sea. Demand increased for Modular Early Production Facilities and the Universal Pressure Platform. Drilling Fluids services grew substantially in Latin America and the UK sector of the North Sea. Revenue grew due to increased activity and improved drilling rig dayrates in the North Sea and West Africa, offset slightly by a temporary softening in the swamp barge and tender markets and reduced demand for semisubmersibles in Southeast Asia. Several important rig contracts were signed, notably for integrated services. Momentum built in the first three quarters of 1995 in seismic operations was offset in the fourth quarter by poor weather in the North Sea and operational difficulties in Transition Zone operations. Deployment of Monowing multistreamer towing technology and the trilogy data management system continued. New IDEAL* Integrated Drilling Evaluation and Logging systems were deployed worldwide, while the PowerPulse* MWD telemetry tool continued to set new standards for reliability and durability.
Measurement & Systems
---------------------

1997 Results
------------

Revenue for Measurement & Systems grew 5% compared with 1996, driven primarily by significant growth at Automated Test Equipment (ATE), demand for cards at Electronic Transactions and previously announced acquisitions. These gains were offset by an unstable business environment that affected electricity and gas metering activities in Europe throughout the year, and by an unfavorable fluctuation in currency exchange rates. Operating income for Measurement & Systems rose 20%, as further turmoil associated with deregulation and privatization in the European metering sector negatively impacted solid results from the other businesses.

Metering revenue decreased 11% compared with 1996, due to negative currency effects in Europe and Asia. The European business environment continued to be affected by the privatization and deregulation of utilities as well as by the implementation of new regulations on procurement. This led to increased competition and severe price erosion. The revenue decline was substantial in Italy and in the UK. In contrast, South America experienced a significant growth in revenue with strong demand for water meters and the new SL16* electricity meter. North America benefited from strong water and gas meter sales. Systems & Services revenue declined 3%. In December, an agreement was signed with Illinois Power to supply a two-way radio-frequency customer communication system. The contract, which includes operation and maintenance over a 15-year period, represents the industry's largest automatic meter reading (AMR) project to date.

Electronic Transactions revenue and orders grew 26% and 30%, respectively, from 1996. Smart card revenue increased 107% (40%, excluding the Solaic activity acquired in December 1996). This solid growth was spurred by a continued increase in demand for both microprocessor and memory cards, which are used in cellular mobile communications, banking and payphone applications. To support the continued volume growth, additional smart card production operations were established in Hong Kong and Mexico. Sales of telecom equipment improved 7% compared with 1996, as a result of the expansion of operations in China and Mexico to meet growing customer demand.

Compared with 1996, ATE revenue and orders increased 37% and 54%, respectively. Semiconductor testing systems grew 59%, reflecting a favorable trend toward 200-MHz and 400-MHz logic testers. Market share for ATE increased in all semiconductor test market segments. Significant improvements in deliveries of burn-in board loaders and unloaders and assembly systems fueled a 55% increase for automated handling systems. The rise in orders was primarily due to exceptional growth in demand for the ITS9000* family of products at Test Systems, accompanied by an increase at Diagnostic Systems, on stronger customer acceptance of both the IDS2000* and P2X* semiconductor analysis systems. In October 1997, Interactive Video Systems, Inc. (IVS), a metrology solutions provider for the front-end semiconductor fabrication equipment market, was acquired.

1996 Results
------------

Revenue and orders for Measurement & Systems grew 3% and 2%, respectively, compared with 1995. A decline in Metering revenue only partially offset gains at Electronic Transactions and Systems & Services. The rise in orders was led by Electronic Transactions, Water Management and Systems & Services. Operating income declined 18%, mainly due to poor business conditions for metering in Europe and a decrease in demand for semiconductor test equipment.

Compared with 1995, revenue and orders for Metering fell 1% and 3%, respectively. Demand for electricity meters in Europe continued to suffer, particularly in the UK and Germany. Sales of gas meters improved, led by a strong demand in the CIS.

Systems & Services revenue rose 12%, as deregulation created business opportunities in Europe. Orders were up 10% from 1995 driven by increased activity in France and the UK.

Including the acquisitions of Printer and Germann, Electronic Transactions revenue and orders grew 18% and 17%, respectively. Smart cards grew 42%, spurred by demand for memory and microprocessor cards for payphones and cellular phones in China, Italy and the US. Electronic Transactions was the primary supplier of smart cards for the 1996 Olympic Games in Atlanta, Georgia, US. Solaic, a French smart card manufacturer, was acquired on December 31, 1996.

Automated Test Equipment revenue was essentially flat compared with the prior year. A substantial increase in volume for IDS10000* diagnostic systems balanced a decrease in demand for other products. Orders increased 3%.

1995 Results
------------

In 1995, revenue and orders grew 18% and 21%, respectively. This growth was primarily due to acquisitions, favorable currency effects and healthy activity in Europe and Asia. Operating income increased 25%.

For the Metering business, revenue improved 14% and orders rose 17%, due to the acquisition of AEG's worldwide electricity metering operations and robust demand across Europe.

Systems & Services revenue and orders grew 25%, mainly due to the rise in service activities in the UK.

Compared with 1994, revenue and orders for Electronic Transactions soared 31% and 36%, respectively. These gains included contributions from the acquisitions of Malco Plastics and Messerschmidt Apparate in late 1994 and the acquisition of Danyl in 1995. Card activity continued to grow due to cellular subscriber demand in Europe and shipments to China.

Automated Test Equipment revenue and orders improved 32%, driven by strong demand for the ITS9000 family of semiconductor test systems in North America, Europe and Asia.

Net Income
----------
                                (Stated in millions except per share amounts)

                                                      Earnings per share(1)
                                                     -----------------------
                                  Net Income          Basic         Diluted
                                  ----------          -----         -------
  1997                              $1,296           $ 2.62          $ 2.52
                                    ======           ======          ======
  1996                              $  851           $ 1.74          $ 1.70
                                    ======           ======          ======
  1995                              $  649           $ 1.33          $ 1.32
                                    ======           ======          ======

(1) Restated for the 2-for-1 stock split on June 2, 1997

In 1997, operating income of the Oilfield Services segment increased $571 million, or 58%, to $1.56 billion. The growth reflected the continued higher demand for oil and gas and the strong increase in exploration and production spending by oil companies. These underlying factors, combined with new technology, greater efficiencies and higher dayrates, resulted in stronger pricing and higher market share. The Asian and North American markets were significant growth areas. Measurement & Systems operating income increased $25 million, or 20%, to $149 million despite adverse exchange rate effects. Automated Test Equipment, Electronic Transactions and activity in Asia all contributed to this increase. Metering activities in Europe declined due to increased competition and severe price erosion.

In 1996, operating income of the Oilfield Services segment increased $359 million, or 57%, to $986 million. Growth was due to underlying economic factors, strong demand and the price increases of oil and gas. Other factors included the success of new and existing services such as PLATFORM EXPRESS and LWD technologies. In addition, the strong contribution of Geco-Prakla, which returned to profitability, had a significant impact. Measurement & Systems operating income declined by 18%, to $124 million, because of steep declines at Automated Test Equipment and Electricity & Gas Metering. A temporary weakness in the semiconductor industry was due to soft market conditions and reduced capital spending by our customers leading to postponements of product deliveries. Turbulence in the electricity metering markets was due to strong pricing pressures and lower volumes in the European markets.

In 1995, operating income of the Oilfield Services segment increased $132 million, or 27%, to $627 million. Higher activity outside North America and an improved Geco-Prakla were partially offset by lower results in the US. The only setback was the deterioration in the results of Geco-Prakla, where operational problems in the last quarter offset significant improvements during the first nine months. Severe weather in the Gulf of Mexico and West of Shetland in the North Sea region, lower profitability on non-exclusive proprietary survey sales and losses resulting from technical and operational problems in Transition Zone activities were the major factors. Measurement & Systems operating income increased by 25%, to $151 million, because of strong growth at Electronic Transactions and Automated Test Equipment, and acquisitions.

Currency Risks
--------------

Refer to "Translation of Non-US Currencies" in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a description of the Company's policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business' functional currency.

While changes in exchange rates do affect revenue, especially in the

Measurement & Systems segment, they also affect costs. Generally speaking, the Company is currency neutral. For example, a 5% change in average exchange rates of OECD currencies would have had no material effect on consolidated revenue and net income.

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

Income Tax Expense
------------------

In 1996, with increasing profitability and a strong outlook in the US, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million. Refer to NOTES TO CONSOLIDATED FINANCIAL STATEMENTS under "Income Tax Expense" on page 33 for additional information.

In 1997, the Company recognized the remaining 50%, which resulted in no significant reduction of income tax expense.

Research & Engineering
----------------------

Expenditures were as follows:                        (Stated in millions)
                                        1997          1996          1995
                                        ----          ----          ----
Oilfield Services                       $320          $294          $279
Measurement & Systems                    166           158           148
Other                                      -             1             1
                                        ----          ----          ----
                                        $486          $453          $428
                                        ====          ====          ====

Interest Expense
----------------

Interest expense increased $15 million in 1997, following a $10-million decrease in 1996. The increase in 1997 was due to significantly higher debt balances, only partially offset by lower average borrowing rates.

The decrease in 1996 was due to lower average rates which more than offset higher average debt outstanding.

Liquidity
---------

A key measure of financial position is liquidity, defined as cash plus short-term and long-term investments, less debt. The following table summarizes the Company's change in consolidated liquidity for each of the past three years:

                                                     (Stated in millions)
                                        1997          1996        1995
                                        ----          ----        ----
Net income                            $  1,296      $   851     $   649
Depreciation &
  amortization                             973          885         820
Other                                       (5)          (1)        (14)
                                      --------      -------     --------
                                         2,264        1,735       1,455
Increase in working
  capital requirements                    (496)        (273)       (238)
Fixed asset additions                   (1,496)      (1,158)       (939)
Dividends paid                            (371)        (367)       (327)
Other                                      201          132          (6)
                                      --------      -------     -------
                                           102           69         (55)
Proceeds from
  employee stock  plans                    146          180          74
Purchase of shares
  for Treasury                              --           --         (41)
Businesses acquired                        (17)        (139)       (217)
Net proceeds on sale
    of drilling rigs(1)                    174           --          --
Other                                      (57)         (66)         23
                                      --------      -------     -------
Net increase (decrease)
 in liquidity                         $    348      $    44     $  (216)
                                      ========      =======     =======
Liquidity-end of period               $    580      $   232     $   188
                                      ========      =======     =======

(1) In September, the Sedco Forex semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which Schlumberger has a 25% interest. The rigs will be operated by Sedco Forex under bareboat charters. The gain on sale has been deferred and will be amortized over a six-year period. This transaction had no significant effect on 1997 results and will have no significant impact on future results of operations.

In 1997, 1996 and 1995, the significant increase in working capital requirements followed the higher business activity. The major increases were in the working capital components of receivables and inventory. Higher fixed asset additions reflected the significant increase in Oilfield Services activities.

The current consolidated liquidity level, combined with liquidity expected from operations, should satisfy future business requirements.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

Quarterly high and low prices for the Company's Common Stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 1997 and 1996, were:

                              Price Range
                         -----------------------  Dividends
                          High          Low       Declared
                         -------      -------     ---------
1997 (1)
QUARTERS
    First              $ 58 3/16      $49         $ 0.1875
    Second               63  1/4       51 1/8       0.1875
    Third                84  5/8       62 3/8       0.1875
    Fourth               94 7/16       72 3/8       0.1875

1996 (1)
QUARTERS
    First              $ 40  5/16     $32 11/16   $ 0.1875
    Second               45 11/16      40  1/16     0.1875
    Third                44  9/16      39 11/16     0.1875
    Fourth               54  1/8       42  1/8      0.1875

(1) Restated for the 2-for-1 stock split on June 2, 1997.

The number of holders of record of the Common Stock of the Company at December 31, 1997, was approximately 22,000. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Company's treasury. United States stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

Environmental Matters
---------------------

The Company and its subsidiaries comply with government laws and regulations and responsible management practices for the protection of the environment. The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations. Consistent with the Company's commitment to protection of the environment, safety and employee health, additional costs, including capital expenditures, are incurred related to current operations.

Outcome of Litigation
---------------------

In the Contingencies note of the Notes to Consolidated Financial Statements for the years 1994 to 1996, reference was made to a case involving the validity of a 1988 settlement and release in connection with an incidental business venture. On December 11, 1997, the Texas Supreme Court rendered a final judgment in favor of Schlumberger which upheld the original 1993 lower court's decision which exonerated the Company from any liability in this case. As indicated in prior years, no provision had been made in the Consolidated Financial Statements and consequently this judgment had no effect on the consolidated results of operations.

In the 1995 and 1996 Contingencies note of the Notes to Consolidated Financial Statements, reference was made to a case involving a contract dispute in Johnson County, Texas. A settlement was reached with the plaintiff in the fourth quarter of 1997 which had no significant effect on the consolidated results of operations.

New Accounting Standard
-----------------------

During 1996, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Since the standard is effective with the fourth quarter of 1997, the Company has adopted this standard. All prior periods have been restated.

Year 2000 Issue
---------------

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. This could have a significant effect on the Company's business/financial systems as well as products and services, if not corrected.

Schlumberger recognizes that the "Year 2000 Issue" creates a significant uncertainty to its business and that Year 2000 compliance to safeguard operations and minimize business disruption is a key business obligation.

A "Millennium Compliance Program" is under way throughout the Company to ensure that all mission-critical business systems, products and services both in the US and internationally in all business segments are Year 2000 compliant. The Company is also actively working with suppliers, contractors and alliance partners to promote Year 2000 compliance.

In 1994, the Company decided to upgrade its main business systems with compliant programs such as SAP R/3 and QAD MFG/PRO***. In 1997, a complete inventory of all business systems took place throughout the Company resulting in an accelerated implementation of compliant programs and in the initial establishment of contracts with third-party vendors for the repair, testing and implementation of nearly 19,500 programs.

While all business sectors will be required to maintain deadlines and priorities on the business applications mentioned above, the main focus in 1998 will be on products and services. The assessment of existing products and services in each business segment is incomplete and hence the Company cannot as yet make a final conclusion as to whether all products and services will be Year 2000 compliant. However, the Company does believe, based on the assessments completed to date, that mission-critical Year 2000 problems can be corrected. The introduction of Year 2000 Project Teams throughout the Company has been accelerated. Deadlines and objectives for the completion of assessment and repair of noncompliant mission-critical products and services by the end of 1998 have been established. The main focus in 1999 will be on testing and implementation of repaired programs, products and services.

Efforts will be made to protect the Company from being adversely impacted in the Year 2000 by entities not affiliated with the Company (suppliers, financial institutions, etc.). The Company will promote knowledge sharing with customers, suppliers and alliance partners to attempt the most efficient Year 2000 solutions.

The Company expects that the total cost of addressing this issue over the next two years will be $40 million - $60 million, but the assessments are not yet complete. This cost estimate does not include the normal upgrading of business and financial systems which would be Year 2000 compliant. Costs incurred in connection with Year 2000 compliance will be treated as period costs and expensed as incurred.

Item 7A Quantitative & Qualitative Disclosure About Market Risk
        -------------------------------------------------------

The Company does not believe it has a material exposure to market risk. The Company manages the exposure to interest rate changes by using a mix of debt maturities and variable and fixed rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs. With regard to foreign currency fluctuations, the Company enters into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions in foreign currencies. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 8         Financial Statements and Supplementary Data
               -------------------------------------------

CONSOLIDATED STATEMENT OF INCOME
--------------------------------

                                 (Stated in thousands except per share amounts)
Year Ended December 31,                1997            1996           1995
                                       ----            ----           ----
Revenue

  Operating                          $10,647,590   $ 8,956,150   $ 7,621,694
  Interest and other income              106,823        69,515        91,536
                                     -----------   -----------   -----------

                                      10,754,413     9,025,665     7,713,230
                                     -----------   -----------   -----------

Expenses

  Cost of goods sold
    and services                       7,836,952     6,835,444     5,804,157
  Research & engineering                 486,205       452,608       427,848
  Marketing                              307,036       301,304       283,790
  General                                369,030       355,392       345,441
  Interest                                86,843        72,020        81,620
  Unusual items                             --         333,091          --
  Taxes on income                        372,650      (175,677)      121,217
                                     -----------   -----------   -----------
                                       9,458,716     8,174,182     7,064,073
                                     -----------   -----------   -----------
Net Income                           $ 1,295,697   $   851,483   $   649,157
                                     ===========   ===========   ===========

Basic earnings per share (1)         $      2.62   $      1.74   $      1.33
                                     ===========   ===========   ===========

Diluted earnings per share (1) (2)   $      2.52   $      1.70   $      1.32
                                     ===========   ===========   ===========

Average shares outstanding (1)           495,215       490,041       484,748

Average shares outstanding
    assuming dilution (1) (2)            514,345       500,498       487,864


(1)  Restated for the 2-for-1 stock split on June 2, 1997.
(2) The calculation of diluted earnings per share assumes that all stock options and warrants are exercised at the beginning of the period and the proceeds used to purchase shares at the average market price for the period.

See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

Item 8         Financial Statements and Supplementary Data (cont.)
               --------------------------------------------------

CONSOLIDATED BALANCE SHEET
--------------------------


                                                           (Stated in thousands)
December 31,                                                1997           1996
                                                          --------       --------
ASSETS

Current Assets
  Cash and short-term investments                      $  1,761,077    $  1,358,948

  Receivables less allowance for doubtful accounts
   (1997 $60,535; 1996 $58,981)                           2,819,898       2,260,091
  Inventories                                             1,094,070         938,974
  Deferred taxes on income                                  175,927         222,456
  Other current assets                                      220,248         262,148
                                                       ------------    ------------
                                                          6,071,220       5,042,617
Long-Term Investments, held to maturity                     742,751         323,717
Fixed Assets less accumulated depreciation                3,768,639       3,358,581
Excess of Investment Over Net Assets
  of Companies Purchased less amortization                1,167,624       1,225,335
Deferred Taxes on Income                                    202,774         203,983
Other Assets                                                143,723         170,818
                                                       ------------    ------------
                                                       $ 12,096,731    $ 10,325,051
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities             $  2,297,370    $  2,200,161
  Estimated liability for taxes on income                   384,167         367,562
  Bank loans                                                750,303         743,018
  Dividend payable                                           93,821          92,842
  Long-term debt due within one year                        104,237          70,827
                                                       ------------    ------------
                                                          3,629,898       3,474,410
Long-Term Debt                                            1,069,056         637,203
Postretirement Benefits                                     396,559         383,129
Other Liabilities                                           306,294         203,929
                                                       ------------    ------------
                                                          5,401,807       4,698,671
                                                       ------------    ------------
Stockholders' Equity
  Common stock                                              931,096         818,803
  Income retained for use in the business                 8,061,731       7,137,744
  Treasury stock at cost                                 (2,249,765)     (2,315,946)
  Translation adjustment                                    (48,138)        (14,221)
                                                       ------------    ------------
                                                          6,694,924       5,626,380
                                                       -------------   -------------
                                                        $12,096,731    $ 10,325,051
                                                       =============   =============


See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

Item 8         Financial Statements and Supplementary Data (cont.)
------         --------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------                                   (Stated in thousands)
Year Ended December 31,                                1997             1996                1995
                                                    -----------       -----------        -----------
Cash flows from operating activities:
  Net income                                        $ 1,295,697       $   851,483        $   649,157
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                       972,539           885,198            820,196
    Earnings of companies carried at equity,
      less dividends received
       (1997 $2,474; 1996 $1,911; 1995 $1,000)           (2,021)            5,212             (3,791)
    Provision for losses on accounts receivable          24,007            27,036             20,306
    Other adjustments                                    (2,778)           (4,613)            (3,562)
    Change in operating assets and liabilities:
      Increase in receivables                          (642,772)         (319,448)          (136,312)
      Increase in inventories                          (184,388)         (144,774)           (99,334)
      Decrease (increase) in deferred taxes              46,529           (26,226)                --
      Increase (decrease) in accounts payable
       and accrued liabilities                          132,452           161,463             (9,243)
      Increase (decrease) in estimated liability
       for taxes on income                               37,150            39,851             (3,684)
      Other - net                                        31,578           (73,044)           (39,389)
                                                      ---------         ---------          ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           1,707,993         1,402,138          1,194,344
                                                      ---------         ---------          ---------
Cash flows from investing activities:
  Purchases of fixed assets                          (1,495,980)       (1,157,957)          (938,847)
  Sales/retirements of fixed assets & other              97,004            98,584             26,936
  Payment for purchase of businesses                    (13,730)         (115,262)          (200,805)
  Net proceeds on sale of drilling rigs                 174,000                --                 --
  (Increase) decrease in investments                   (846,194)         (218,914)           129,165
  Decrease in other assets                               24,852             1,050             42,496
                                                      ---------         ---------          ---------
  NET CASH USED IN INVESTING ACTIVITIES              (2,060,048)       (1,392,499)          (941,055)
                                                      ---------         ---------          ---------
Cash flows from financing activities:
  Dividends paid                                       (370,771)         (366,791)          (327,189)
  Proceeds from employee stock purchase plan             50,055            38,807             36,159
  Proceeds from exercise of stock options                95,495           141,299             37,518
  Purchase of shares for Treasury                          --                --              (40,552)
  Proceeds from issuance of long-term debt              815,579           195,009            486,518
  Payments of principal on long-term debt              (309,685)         (165,742)          (287,455)
  Net increase (decrease) in short-term debt             50,831           212,523           (143,444)
                                                      ---------         ---------          ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     331,504            55,105           (238,445)
                                                      ---------         ---------          ---------
Net  (decrease) increase in cash                        (20,551)           64,744             14,844
Cash, beginning of year                                 137,259            72,515             57,671
                                                      ---------         ---------          ---------
CASH, END OF YEAR                                     $ 116,708         $ 137,259          $  72,515
                                                      =========         =========          =========

See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

Item 8         Financial Statements and Supplementary Data (cont.)
------         --------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------

                                  Common  Stock                   (Dollar amounts in thousands)
                    ---------------------------------------------
                         Issued                  In Treasury                            Income
                    -------------------      --------------------                 Retained for
                                                                     Translation    Use in the
                     Shares(1)   Amount      Shares(1)      Amount     Adjustment     Business
                     --------    ------      ---------      ------     ----------     --------
Balance,
 Jan.1, 1995       614,802,904  $ 695,946   130,338,980   $2,406,321   $  (57,104)   $6,350,433
Translation
  adjustment                                                               44,298
Sales to optionees
  less shares
  exchanged                         5,223    (1,742,660)     (32,296)
Purchases for
  Treasury                                    1,380,000       40,552
Employee stock
  purchase plan      1,449,588     36,159
Net income                                                                              649,157
Dividends declared
  ($0.7125 per
  share)                                                                               (345,518)
                  ------------  ---------   -----------   ----------   ----------    ----------
Balance,
 Dec. 31, 1995     616,252,492    737,328   129,976,320    2,414,577      (12,806)    6,654,072
 Translation
   adjustment                                                              (1,415)
 Sales to optionees
   less  shares
   exchanged                       42,668    (5,314,696)     (98,631)
 Employee stock
   purchase plan     1,483,494     38,807
 Net income                                                                             851,483
 Dividends declared
   ($0.75 per share)                                                                   (367,811)
                  ------------  ---------   -----------   ----------   ----------    ----------
Balance,
 Dec. 31, 1996     617,735,986    818,803   124,661,624    2,315,946      (14,221)    7,137,744
 Translation
   adjustment                                                             (33,917)
 Sales to optionees
   less shares
   exchanged                       29,314    (3,323,223)     (61,743)
 Employee stock
   purchase plan     1,399,623     50,055
 Net income                                                                           1,295,697
 IVS acquisition                   16,324      (238,812)      (4,438)
 Tax benefit on
 stock options                     16,600
 Dividends declared
   ($0.75 per share)                                                                   (371,710)
                  ------------  ---------   -----------   ----------   ----------    ----------
Balance,
 Dec. 31, 1997     619,135,609  $ 931,096   121,099,589   $2,249,765   $  (48,138)   $8,061,731
                 =============  =========   ===========   ==========   ==========    ==========

(1) Restated for the 2-for-1 stock split on June 2, 1997.
See Notes to Consolidated Financial Statements Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Summary of Accounting Policies
------------------------------

The Consolidated Financial Statements of Schlumberger Limited and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
---------------------------

The Consolidated Financial Statements include the accounts of majority-owned subsidiaries. Significant 20% - 50% owned companies are carried on the equity method and classified in Other Assets. The Company's pro rata share of after-tax earnings is included in Interest and other income. Equity in undistributed earnings of all 50% owned companies at December 31, 1997, was not material.

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

Translation of Non-US Currencies
--------------------------------

All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders' Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. The Company policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 1997 results were transaction losses of $2 million, compared with a gain of $10 million in 1996 and a loss of $2 million in 1995.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit offsets the unrealized currency gains or losses on those assets and liabilities. At December 31, 1997, contracts and options were outstanding to purchase the US dollar equivalent of $402 million in various foreign currencies. These contracts mature on various dates in 1998, 1999 and 2000.

Investments
-----------

Both short-term and long-term investments held to maturity are stated at cost plus accrued interest, which approximates market, and comprise primarily Eurodollar time deposits, certificates of deposit and commercial paper, Euronotes and Eurobonds, substantially all denominated in US dollars. Substantially all the investments designated as held to maturity that were purchased and sold during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized gain on such securities at December 31, 1997, was not significant.

For purposes of the Consolidated Statement of Cash Flows, the Company does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months. Short-term investments at December 31, 1997 and 1996, were $1.6 billion and $1.2 billion, respectively.

Inventories
-----------

Inventories are stated principally at average or standard cost, which approximates average cost, or at market, if lower. Inventory consists primarily of materials and supplies.

Excess of Investment Over Net Assets of Companies Purchased
-----------------------------------------------------------

Cost in excess of net assets of purchased companies is amortized on a straight-line basis over periods ranging from 5 to 40 years. Accumulated amortization was $343 million and $287 million at December 31, 1997 and 1996, respectively.

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

Approximately $3.4 billion of consolidated income retained for use in the business at December 31, 1997 represented undistributed earnings of consolidated subsidiaries and the Company's pro rata share of 20% - 50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

Tax credits and other allowances are credited to current income tax expense on the flow-through method of accounting.

Earnings per share
------------------

As required by SFAS 128, the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants are exercised at the beginning of the period and the proceeds used, by the Company, to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years:

                     (Stated in thousands except per share amounts)

                                     Average
                          Net        Shares     Earnings
                        Income     Outstanding  per share
                        ------     -----------  ---------
1997
Basic                 $1,295,697      495,215   $    2.62
Effect of dilution:
        Options                        10,992
        Warrants                        8,138
                      ----------   ----------
Diluted               $1,295,697      514,345   $    2.52
                      ==========   ==========   =========

1996
Basic                 $  851,483      490,041   $    1.74
Effect of dilution:
        Options                         6,142
        Warrants                        4,315
                      ----------   ----------
Diluted               $  851,483      500,498   $    1.70
                      ==========   ==========   =========


1995
Basic                 $  649,157      484,748   $    1.33
Effect of dilution:
        Options                         2,315
        Warrants                          801
                      ----------   ----------
Diluted               $  649,157      487,864   $    1.32
                      ==========   ==========   =========


Research & Engineering
----------------------

All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

Unusual Items
-------------

In 1996, the Company announced a charge of $300 million after tax in the third quarter related primarily to the Electricity & Gas and Geco-Prakla Land and Transition Zone businesses. The after-tax charge of $300 million included pre-tax charges of $112 million for severance and termination costs, other facilities' closure costs of $39 million, goodwill write-offs of $122 million, and other asset impairments/charges of $60 million.

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

As of December 31, 1997, $65 million of the severance and termination had been spent. The remainder should be spent within the next 18 months.

Acquisitions
------------

During 1997, subsidiaries of the Company acquired Interactive Video Systems, Inc., a metrology solutions provider for the front-end semiconductor fabrication equipment market, and S.A. Holditch and Associates, Inc., a petroleum and geoscience consulting services company. These acquisitions were accounted for as purchases. Costs in excess of net assets acquired were $38 million which are being amortized on a straight-line basis over periods of 5 and 15 years, respectively.

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

Investments
-----------

The Consolidated Balance Sheet reflects the Company's investment portfolio separated between current and long-term, based on maturity. Except for $117 million of investments which are considered trading at December 31, 1997 (1996-$111 million), it is the Company's intent to hold the investments until maturity.

Long-term investments mature in 1999-$97 million, in 2000-$205 million and $441 million thereafter.

At December 31, 1997, there were interest rate swap arrangements outstanding having a total principal amount of $80 million. These arrangements mature at various dates in 1998, and interest rates are adjusted quarterly. Interest rate swap arrangements had no material effect on consolidated interest income.

Fixed Assets
------------

A summary of fixed assets follows:

                                       (Stated in millions)
December 31,                      1997              1996
                                 -------           -------
Land                           $      75        $       71
Buildings &
  improvements                     1,009             1,040
Machinery and
  equipment                        9,126             8,467
                                 -------           -------
Total cost                        10,210             9,578
Less accumulated
  depreciation                     6,441             6,219
                                 -------           -------
                                 $ 3,769           $ 3,359
                                 =======           =======

Estimated useful lives of Buildings & improvements range from 5 to 50 years and of Machinery and equipment from 2 to 25 years.

Long-Term Debt
--------------

A summary of long-term debt by currency follows:

                                       (Stated in millions)
December 31,                       1997              1996
                                  ------            ------
US dollar                        $   323             $ 195
French franc                         186                 -
UK pound                             122               137
German mark                          118               185
Japanese yen                         111               101
Italian lira                          93                 7
Canadian dollar                       68                 -
Other                                 48                12
                                  ------             -----
                                  $1,069             $ 637
                                  ======             =====

Long-term debt is at variable rates; substantially all of the debt is at rates up to 8%. Such rates are reset every six months or sooner. Accordingly, the carrying value of long-term debt at December 31, 1997, approximates the aggregate fair value.

Long-term debt at December 31, 1997, is due as follows: $372 million in 1999, $266 million in 2000, $197 million in 2001, $146 million in 2002 and $88 million thereafter.

At December 31, 1997, there were no interest rate swap arrangements outstanding related to debt. At times, interest rate swap arrangements are entered into to adjust non-US dollar denominated debt and interest rates into US dollars. Interest rate swap arrangements had no impact in 1997 and 1996. The exposure, in the event of nonperformance by the other parties to the arrangements, would not be significant.

Lines of Credit
---------------

At December 31, 1997, the Company's principal US subsidiary had an available unused Revolving Credit Agreement with a group of banks. The Agreement provided that the subsidiary may borrow up to $500 million until December 1998 at money market-based rates. In addition, at December 31, 1997, the Company and its subsidiaries had available unused lines of credit of approximately $830 million.

Capital Stock
-------------

The Company is authorized to issue 1,000,000,000 shares of Common Stock, par value $0.01 per share, of which 498,036,020 and 493,074,362 (restated for the 2-for-1 stock split on June 2, 1997) shares were outstanding on December 31, 1997 and 1996, respectively. The Company is also authorized to issue 200,000,000 shares of cumulative Preferred Stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of Preferred Stock have been issued. Holders of Common Stock and Preferred Stock are entitled to one vote for each share of stock held.

In January 1993, Schlumberger acquired the remaining 50% interest in the Dowell Schlumberger group of companies. The purchase price included a warrant, expiring in 7.5 years and valued at $100 million, to purchase (restated for the 2-for-1 stock split on June 2, 1997) 15 million shares of Schlumberger Limited Common Stock at an exercise price of $29.975 per share. The warrant is fully vested and nontransferable.

Stock Compensation Plans
------------------------

As of December 31, 1997, the Company has two types of stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                  (Stated in millions except per share amounts)
                                          1997          1996          1995
                                          ----          ----          ----
Net income
  As reported                            $1,296        $ 851          $ 649
  Pro forma                              $1,233        $ 809          $ 641

Basic earnings per share(1)
  As reported                            $ 2.62        $1.74          $1.33
  Pro forma                              $ 2.49        $1.65          $1.32

Diluted earnings per share(1)
  As reported                            $ 2.52        $1.70          $1.32
  Pro forma                              $ 2.40        $1.62          $1.31

(1) Restated for the 2-for-1 stock split on June 2, 1997.

As required by SFAS 123, the above pro forma data reflect the effect of stock option grants and the employee stock purchase plan during 1997, 1996 and 1995.

Stock Option Plans
------------------

During 1997, 1996, 1995 and in prior years, officers and key employees were granted stock options under the Company's stock option plans. The exercise price of each option equals the market price of the Company's stock on the date of grant; an option's maximum term is ten years, and options generally vest in 20% increments over five years.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997, 1996 and 1995: dividend of $0.75; expected volatility of 21% for 1997 grants and 20% for 1996 and 1995 grants; risk-free interest rates for the 1997 grant to officers of 6.19% and 5.80% - 6.77% for the 1997 grants to all other employees; risk-free interest rates for 1996 grants of 5.38% - 6.36% for officers and 5.09% - 6.01% for all other employees; risk-free interest rates for 1995 grants of 5.85% - 7.88% for officers and 5.70% - 7.66% for all other employees; and expected option lives of
7.27 years for officers and 5.09 years for other employees for 1997 grants and
8.4 years for officers and 5.39 years for other employees for 1996 and 1995 grants.

A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                      1997(1)             1996(1)             1995(1)
                          ----------------------  -------------------   -----------------
                                       Weighted-             Weighted-           Weighted-
                                       Average               Average             Average
                                       Exercise              Exercise            Exercise
Fixed Options                 Shares     Price     Shares     Price     Shares    Price
-------------                 ------     -----     ------     -----     ------    -----
Outstanding at
  beginning of year       24,396,796    $32.50  22,140,960    $29.00  23,121,698    $28.00
Granted                    6,157,271    $84.50   8,262,000    $39.50   1,507,400    $31.00
Exercised                 (3,405,622)   $28.75  (5,516,484)   $27.00  (1,795,838)   $22.00
Forfeited                   (529,140)   $36.52    (489,680)   $32.00    (692,300)   $30.50
                          ----------            ----------            ----------
Outstanding at end of
  year                    26,619,305    $45.21  24,396,796    $32.50  22,140,960    $29.00
                          ==========           ===========            ==========
Options  exercisable at
  year-end                10,786,864             9,927,816            12,518,540
Weighted-average fair
  value of options granted
  during the year             $26.11                $10.53                 $8.70

(1) Restated for the 2-for-1 stock split on June 2, 1997.

The following table summarizes information concerning currently outstanding and exercisable options by three ranges of exercise prices at December 31, 1997:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                 -------------------                  -------------------
                                    Weighted-
                     Number         Average        Weighted-      Number         Weighted-
                     Outstanding    Remaining      Average        Exercisable    Average
Range of Exercise    As of          Contractual    Exercise       As of          Exercise
Prices               12/31/97       Life           Price          12/31/97       Price
-------------------- -------------- -------------- -------------- -------------- --------------
$4.2100 -- $31.4690    8,858,775        5.71         $28.5219       6,238,135      $28.9303
$31.5320 -- $42.2820  11,120,229        6.87         $36.6741       4,428,729      $34.2084
$46.8130 -- $90.5000   6,640,301        9.63         $81.5801        120,000       $46.8130
                      ----------                                   ---------
$4.2100 -- $90.5000   26,619,305        7.17         $45.2138      10,786,864      $31.2719
                      ==========                                   ==========

Employee Stock Purchase Plan
----------------------------

Under the Schlumberger Discounted Stock Purchase Plan, the Company is authorized to issue up to 10,012,245 shares of Common Stock to its employees. On January 21, 1998, the Board, subject to stockholder approval, amended the Plan to increase the aggregate number of shares available for purchase to 22,012,245. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price. Under the Plan, the Company sold 1,399,623, 1,483,494 and 1,449,588 shares to employees in 1997, 1996 and 1995, respectively. Compensation cost has been computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995: dividend of $0.75; expected life of one year; expected volatility of 28% for 1997 and 20% for 1996 and 1995; and risk-free interest rates of 5.64% for 1997, 5.71% for 1996 and 5.61% for 1995. The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995, was $17.845, $9.73 and $7.21, respectively.

Income Tax Expense
------------------

In the third quarter of 1996, with increasing profitability and strong outlook in the US, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million.

In the second quarter of 1997, the Company released the remaining valuation allowance related to its US subsidiary's tax loss carryforward and all temporary differences. The resulting reduction in income tax expense was not significant.

The Company has net deductible temporary differences of $940 million at December 31, 1997. Significant temporary differences pertain to postretirement medical benefits, fixed assets, employee benefits and inventory.

The Company and its subsidiaries operate in over 100 taxing jurisdictions where statutory tax rates generally vary from 0% - 50%.

The effective tax rates in 1997, 1996 (before the unusual items) and 1995, were 22%, 20% and 16%, respectively. The variations from the US statutory federal tax rate (35%) and the Company's effective tax rates were due to several factors, including the effect of the US operating loss carryforward and a substantial proportion of operations in countries where taxation on income is lower than in the US.

The Company's 1997 income tax expense includes a deferred tax benefit of $17 million. In 1996 and 1995, due to the Company's US consolidated group net operating loss carryforward, the deferred tax provision excluding the effect of the 1996 unusual items, was less than $5 million. The remaining component of income tax expense was the current provision in each year.

Leases and Lease Commitments
----------------------------

Total rental expense was $285 million in 1997, $232 million in 1996 and $206 million in 1995. Future minimum rental commitments under noncancelable leases for years ending December 31 are: 1998 $157 million; 1999 $142 million; 2000 $119 million; 2001 $97 million; and 2002 $82 million. For the ensuing three five-year periods, these commitments decrease from $149 million to $4 million. The minimum rentals over the remaining terms of the leases aggregate to $26 million.

Included in the rental expenses and future minimum rental commitments above are the Sedco Forex semisubmersibles Drillstar and Sedco Explorer. In September 1997, these rigs were sold to a newly formed venture in which the Company has a 25% interest. The rigs will be operated by Sedco Forex under bareboat charters.

Contingencies
-------------

The Company and its subsidiaries comply with government laws and regulations and responsible management practices for the protection of the environment. The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

In addition, the Company and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to the Consolidated Financial Statements.

Segment Information
-------------------

The Company's business comprises three segments: Oilfield Services, Measurement & Systems and Omnes. Services and products are described in more detail on pages 1 and 2 in this 10-K report.

Oilfield Services and Measurement & Systems are reportable segments. Financial information for the years ended December 31, 1997, 1996 and 1995, by industry segment and by geographic area, is as follows:

                                                                   (Stated in millions)
                                    Oilfield     Measurement       Adjust.    Consol-
                                    Services     & Systems         & Elim.     idated
                                    --------     ---------         -------    -------
INDUSTRY SEGMENT 1997
Operating revenue
  Customers                          $ 7,663       $ 2,985       $     -     $ 10,648
  Inter-segment transfers                  -             1            (1)           -
                                     -------       -------       -------     --------
                                     $ 7,663       $ 2,986       $    (1)    $ 10,648
                                     =======       =======       =======     ========
Operating income                     $ 1,557       $   149       $   (58)    $  1,648
                                     -------       -------       -------
Interest expense                                                                  (87)
Interest and other income                                                         107
                                                                             --------
Income before taxes                                                          $  1,668
                                                                             ========
Depreciation expense                 $   788       $   114       $     3     $    905
                                     -------       -------       -------     --------
Fixed asset additions                $ 1,353       $   140       $     3     $  1,496
                                     -------       -------       -------     --------
At December 31
  Identifiable assets                $ 7,101       $ 2,481       $   (99)    $  9,483
  Corporate assets                                                              2,614
                                                                             --------
  Total assets                                                               $ 12,097
                                                                             ========
INDUSTRY SEGMENT 1996
Operating revenue
  Customers                          $ 6,129       $ 2,827      $      -     $  8,956
  Inter-segment transfers                  -             7            (7)           -
                                     -------       -------       -------     --------
                                     $ 6,129       $ 2,834       $    (7)    $  8,956
                                     =======       =======       =======     ========
Operating income                     $   986       $   124       $   (52)    $  1,058
                                     -------       -------       -------
Interest expense                                                                  (72)
Interest and other income                                                          70
Unusual items                                                                    (380)
                                                                             --------
Income before taxes                                                          $    676
                                                                             ========
Depreciation expense                 $   700       $   111       $     8     $    819
                                     -------       -------       -------     --------
Fixed asset additions                $ 1,018       $   131       $     9     $  1,158
                                     -------       -------       -------     --------
At December 31
  Identifiable assets                $ 5,961       $ 2,518       $   (41)    $  8,438
  Corporate assets                                                              1,887
                                                                             --------
  Total assets                                                               $ 10,325
                                                                             ========


                                                                 (Stated in millions)
                                    Oilfield     Measurement     Adjust.      Consol-
                                    Services     & Systems       & Elim.       idated
                                    --------     ---------       -------      -------
INDUSTRY SEGMENT 1995
Operating revenue
  Customers                           $4,867     $   2,755       $     -      $ 7,622
  Inter-segment transfers                  1             4            (5)           -
                                      ------     ---------       -------      -------
                                      $4,868     $   2,759        $   (5)     $ 7,622
                                      ======     =========        ======      =======
Operating income                      $  627     $     151        $  (17)     $   761
                                      ------     ---------        ------
Interest expense                                                                 (82)
Interest and other income
  less other charges -$1                                                           91
                                                                             --------
Income before taxes                                                          $    770
                                                                             ========
Depreciation expense                  $  650    $      104        $    6     $    760
                                      ------     ---------        ------      -------
Fixed asset additions                 $  800    $      122        $   17     $    939
                                      ------     ---------        ------      -------
At December 31
  Identifiable assets                 $5,192    $    2,213        $  (29)     $ 7,376
  Corporate assets                                                              1,534
                                                                              -------
Total assets                                                                  $ 8,910
                                                                              =======

Transfers between segments and geographic areas are for the most part made at regular prices available to unaffiliated customers.

Certain Oilfield Services segment fixed assets are manufactured within that segment.

During the years ended December 31, 1997, 1996 and 1995, neither sales to any government nor sales to any single customer exceeded 10% of consolidated operating revenue.

Corporate assets largely comprise short-term and long-term investments.

                                                                                    (Stated in millions)
                             Western Hemisphere          Eastern Hemisphere
                          ------------------------     -----------------------
                                                                                      Adjust.  Consol-
                              US       Other             Europe        Other         & Elim.   idated
                           --------   -------           -------       -------        -------   -------
GEOGRAPHIC AREA 1997
Operating revenue
  Customers               $ 2,696    $ 1,508            $ 3,093    $ 3,351           $    -    $ 10,648
  Inter-area transfers        580         14                338         46              (978)         -
                          -------    -------             -------    -------            ------   --------
                          $ 3,276    $ 1,522            $ 3,431    $ 3,397           $  (978)  $ 10,648
                          =======    =======             =======    =======            ======   ========
Operating income          $   374    $   266            $   349    $   816           $  (157)  $  1,648
Interest expense                                                                                    (87)
Interest and other income                                                                           107
                                                                                                --------
Income before taxes                                                                            $  1,668
                                                                                                ========
At December 31
  Identifiable assets     $ 2,713    $ 1,329            $ 2,705    $ 2,746           $   (10)  $  9,483
  Corporate assets                                                                                2,614
                                                                                               --------
  Total assets                                                                                 $ 12,097
                                                                                               ========
GEOGRAPHIC AREA 1996
Operating revenue
  Customers               $ 2,103    $ 1,150            $ 3,065    $ 2,638            $    -   $  8,956
  Inter-area transfers        443          7                169         35              (654)         -
                          -------    -------              -------   ------            --------  --------
                          $ 2,546    $ 1,157            $ 3,234    $ 2,673            $ (654)  $  8,956
                          =======    =======              =======   ======            ========  ========
Operating income          $   195    $   166            $   243    $   546            $  (92)  $  1,058
Interest expense                                                                                    (72)
Interest and other income                                                                            70
Unusual items                                                                                      (380)
                                                                                                  -------
Income before taxes                                                                            $    676
                                                                                                  =======
At December 31
  Identifiable assets     $ 2,249    $   885            $ 3,300    $ 2,069            $  (65)  $  8,438
  Corporate assets                                                                                1,887
                                                                                                  -------
  Total assets                                                                                 $ 10,325
                                                                                                  =======

                                                                  (Stated in millions)
                          Western Hemisphere   Eastern Hemisphere
                           -----------------  --------------------
                                                                     Adjust.   Consol-
                              US       Other   Europe        Other   & Elim.   idated
                           --------   -------  -------      -------  -------   -------
GEOGRAPHIC AREA 1995
Operating revenue
  Customers                $1,826     $  905    $2,779     $2,112    $   -     $7,622
  Inter-area transfers        358         17       149         30     (554)         -
                           ------     ------    ------     ------    -----     ------
                           $2,184     $  922    $2,928     $2,142    $(554)    $7,622
                           ======     ======    ======     ======    =====     ======
Operating income           $  130     $  135    $  170     $  367    $ (41)    $  761
Interest expense                                                                  (82)
Interest and other income
  less other charges - $1                                                          91
                                                                               ------
Income before taxes                                                            $  770
                                                                               ======
At December 31
  Identifiable assets      $1,748     $  720    $2,894     $2,025    $ (11)    $7,376
  Corporate assets                                                              1,534
                                                                               ------
  Total assets                                                                 $8,910
                                                                               ======

Pension and Other Benefit Plans
-------------------------------

US Pension Plans
----------------

The Company and its US subsidiary sponsor several defined benefit pension plans that cover substantially all employees. The benefits are based on years of service and compensation on a career-average pay basis. These plans are substantially fully funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to contribute annually amounts that are allowable for federal income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future. The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 1997 were 8%, 4.5% and 8.5%, respectively. The assumed discount rate in 1996 and 1995 was 7.5%.

Net pension cost in the US for 1997, 1996 and 1995, included the following components:

                                                     (Stated in millions)
                                        1997          1996          1995
                                      ------        ------        ------
Service cost - benefits
  earned during the period               $29           $27           $26
Interest cost on projected
  benefit obligation                      55            50            46
Expected return on
  plan assets (actual
  return: 1997 $165;
  1996 $94; 1995 $137)                   (57)          (52)          (47)
Amortization of
  transition asset                        (2)           (2)           (2)
Amortization of prior
  service cost/other                       3             4             4
                                        ----          ----           ---
  Net pension cost                       $28           $27           $27
                                        ====          ====           ===

Effective January 1, 1996, the Company and its subsidiaries amended their pension plans to improve retirement benefits for current employees. The funded status at December 31, 1995, reflects the amendment.

Effective January 1, 1998, the Company and its subsidiaries amended their pension plans to improve retirement benefits for retired employees. The funded status at December 31, 1997, reflects the amendment.

The funded status of the plans at December 31, 1997 and 1996, was as follows:

                                       (Stated in millions)
                                        1997          1996

                                      ------        ------
Actuarial present
  value of obligations:
  Vested benefit obligation           $  750         $ 639
                                         ===           ===
  Accumulated benefit
    obligation                        $  754         $ 641
                                         ===           ===
  Projected benefit obligation        $  824         $ 700
Plan assets at market value              913           771
                                       -----         -----
Excess of assets over projected
  benefit obligation                      89            71
Unrecognized net gain                   (204)         (155)
Unrecognized prior service cost           55            34
Unrecognized net asset
  at transition date                      (5)           (7)
                                       ------        ------
Pension liability                     $  (65)        $ (57)
                                        =====         ======

Assumed discount rate and rate of compensation increases used to determine the projected benefit obligations were 7.5% and 4.5%, respectively, in 1997, and 8% and 4.5%, respectively, in 1996; the expected long-term rate of return on plan assets was 8.5% for both years. Plan assets at December 31, 1997, consisted of common stocks ($524 million), cash or cash equivalents ($58 million), fixed income investments ($253 million) and other investments ($78 million). Less than 1% of the plan assets at December 31, 1997 represented Schlumberger Limited Common Stock.










Non-US Pension Plans
--------------------

Outside of the US, subsidiaries of the Company sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. For all defined benefit plans, pension expense was $15 million, $16 million and $13 million in 1997, 1996 and 1995, respectively. The only significant defined benefit plan is in the UK.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 1997 were 8%, 5% and 8.5%, respectively. The assumed discount rate in 1996 and 1995 was 7.5%.

Net pension cost in the UK plan for 1997, 1996 and 1995 (translated into US dollars at the average exchange rate for the periods), included the following components:

                                                     (Stated in millions)
                                        1997          1996          1995
                                      ------        ------        ------
Service cost - benefits
  earned during the period              $ 14           $12           $10
Interest cost on projected
  benefit obligation                      14             9             9
Expected return on
  plan assets (actual
  return: 1997 $26;
  1996 $36; 1995 $43                     (24)          (18)          (16)
Amortization of transition
  asset and other                         (4)           (3)           (2)
                                       -----         -----          ----
  Net pension cost                     $   -         $   -          $  1
                                       =====         =====          ====

The funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

                                       (Stated in millions)
                                        1997          1996

                                       ------        ------
Actuarial present value
of obligations:

  Vested benefit obligation             $200          $132
                                         ===           ===
  Accumulated benefit
    obligation                          $200          $132
                                         ===           ===
  Projected benefit obligation          $227          $150
Plan assets at market value              339           276
                                         ---           ---
Excess of assets over
  projected benefit obligation           112           126
Unrecognized net gain                    (92)         (111)
Unrecognized prior service cost            3             4
Unrecognized net asset
  at transition date                      (4)           (4)
                                          --          ----
Pension asset                            $19         $  15
                                          ==          ====

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were 7.5% and 5%, respectively, in 1997 and 8% and 5%, respectively, in 1996; the expected long-term rate of return on plan assets was 8.5% in 1997 and 1996. Plan assets consisted of common stocks ($268 million), cash or cash equivalents ($10 million) and fixed income investments ($61 million). None of the plan assets represented Schlumberger Limited Common Stock.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 1997, 1996 and 1995, were $23 million, $15 million and $14 million, respectively.

Other Deferred benefits
-----------------------

In addition to providing pension benefits, the Company and its subsidiaries have other deferred benefit programs. Expense for these programs was $123 million, $93 million and $80 million in 1997, 1996 and 1995, respectively.

Health Care Benefits
--------------------

The Company and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $33 million, $38 million and $37 million in 1997, 1996 and 1995, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other Than Pensions
-------------------------------------------

The Company and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 8% in 1997 and 7.5% in 1996 and 1995. The overall medical cost trend rate assumption beginning December 31, 1996, was 9% graded to 5% over the next six years and 5% thereafter. Previously the overall assumption had been 10% graded to 6% over the next six years and 6% thereafter.

Net periodic postretirement benefit cost in the US for 1997, 1996 and 1995, included the following components:

                                                     (Stated in millions)
                                        1997          1996          1995
                                       ------        ------        ------
Service cost - benefits
  earned during the period              $  9          $ 13          $ 12
Interest cost on accumulated
  postretirement benefit
    obligation                            21            26            25
Amortization of unrecognized
  net gain and other                      (5)            -             -
                                        ----          ----          ----
                                        $ 25          $ 39          $ 37
                                        ====          ====          ====

The funded status at December 31, 1997 and 1996, was as follows:

                                       (Stated in millions)
                                        1997          1996
                                      ------        ------
Accumulated postretirement
  benefit obligation:
    Retirees                            $149          $143
    Fully eligible                        50            44
    Actives                              106            99
                                        ----          ----
                                        $305          $286
Unrecognized net gain                     87            92
Unrecognized prior service                 5             5
                                        ----          ----
Postretirement benefit
  liability at December 31              $397          $383
                                        ====          ====

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 7.5% for 1997 and 8% for 1996.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 1997 would have been $30 million, and the accumulated postretirement benefit obligation would have been $355 million at December 31, 1997.

Supplementary Information

Operating revenue and related cost of goods sold and services comprised the following:

                                                     (Stated in millions)
Year ended
  December 31,                          1997          1996          1995
                                    --------      --------      --------
Operating revenue
  Sales                             $  2,664       $ 2,428       $ 2,372
  Services                             7,984         6,528         5,250
                                    --------       -------       -------
                                    $ 10,648       $ 8,956       $ 7,622
                                    ========       =======       =======
Direct operating costs
  Goods sold                        $  1,822       $ 1,704       $ 1,645
  Services                             6,015         5,131         4,159
                                    --------       -------       -------
                                    $  7,837       $ 6,835       $ 5,804
                                    ========       =======       =======

Cash paid for interest and income taxes was as follows:

                                                     (Stated in millions)
Year ended
  December 31,                          1997          1996          1995
                                      ------        ------        ------
Interest                               $  87         $  73         $  81
Income taxes                           $ 271         $ 179         $ 132

Accounts payable and accrued liabilities are summarized as follows:

                                                    (Stated in millions)
December 31,                                          1997          1996
                                                    ------        ------
Payroll, vacation and
  employee benefits                                $   541        $   488
Trade                                                  870            712
Taxes, other than income                               175            182
Other                                                  711            818
                                                   -------        -------
                                                   $ 2,297        $ 2,200
                                                   =======        =======

The caption "Interest and other income" includes interest income, principally from short-term and long-term investments, of $99 million, $73 million and $89 million for 1997, 1996 and 1995, respectively.

*       Mark of Schlumberger
**      SAP and R/3 are trademarks of SAP AG
***     QAD and MFG/PRO are trademarks of QAD

To the Board of Directors and Stockholders of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
New York, New York
January 21, 1998

QUARTERLY RESULTS (UNAUDITED)
-----------------------------

The following table summarizes results for each of the four quarters for the years ended December 31, 1997 and 1996. Gross profit equals operating revenue less cost of goods sold and services.

                                            (Stated in millions except per share amounts)
                                  Operating                         Earnings per share(1)
                         --------------------------               ------------------------
                                                       Net
                           Revenue    Gross Profit    Income         Basic        Diluted
                         ----------  -------------- ----------     ---------      ---------
Quarters-1997
    First                 $   2,402  $     619     $    260         $  0.53       $   0.51
    Second                    2,602        673          306            0.62           0.60
    Third                     2,736        735          357            0.72           0.69
    Fourth                    2,908        784          373            0.75           0.72
                           --------   --------      -------         -------       --------
                           $ 10,648   $  2,811      $ 1,296         $  2.62       $   2.52
                           ========   ========      =======         =======       ========
Quarters-1996
    First                  $  2,028   $    478      $   171         $  0.35       $   0.35
    Second                    2,151        519          196            0.40           0.39
    Third                     2,262        510          229            0.47           0.46
    Fourth                    2,515        614          255            0.52           0.50
                           --------   --------      -------         -------       --------
                           $  8,956   $  2,121      $   851         $  1.74       $   1.70
                           ========   ========      =======         =======       ========

(1) Restated for the 2-for-1 stock split on June 2, 1997.

Item 9         Disagreements on Accounting and Financial Disclosures
------         -----------------------------------------------------

NONE

PART III
--------

Item 10 Directors and Executive Officers of the Registrant
------- --------------------------------------------------

See Part I (pages 5 and 6) for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, "Election of Directors", in the Proxy Statement dated March 6, 1998 for the April 8, 1998 Annual General Meeting, and is incorporated by reference.

Item 11 Executive Compensation
------- ----------------------

The information set forth under "EXECUTIVE COMPENSATION" (other than that set forth under the subcaptions "Corporate Performance Graph" and "Compensation Committee Report on Executive Compensation") in the Company's Proxy Statement dated March 6, 1998 is incorporated by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management
------- --------------------------------------------------------------

The information with respect to Item 12 is set forth in the Proxy Statement Statement dated March 6, 1998 under the caption, "Security Ownership of Certain Beneficial Owners and Management" and such information is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions
------- ----------------------------------------------

The information with respect to Item 13 is set forth in the last paragraph of the section headed, "Board and Committees", in the Company's Proxy Statement dated Statement dated March 6, 1998 and such information is incorporated herein by reference.

PART IV
-------

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
------- ---------------------------------------------------------------

        The following documents are filed as part of this report:       Page(s)

               (1)    Financial Statements

                      Consolidated Statement of
                      Income for the three years
                      ended December 31, 1997                             23

                      Consolidated Balance Sheet
                      at December 31, 1997 and
                      1996                                                24

                      Consolidated Statement of Cash
                      Flows for the three years ended
                      December 31, 1997                                   25

                      Consolidated Statement of
                      Stockholders' Equity for the
                      three years ended December 31, 1997                 26

                      Notes to Consolidated Financial
                      Statements                                   27 through 43

                      Report of Independent
                      Accountants                                         44

                      Selected Quarterly Financial
                      Data (Unaudited)                                    45

Financial statements of 20% - 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets of income.

               (2)    Financial Statement Schedules

                      Not required.

               (3)    The following Exhibits are filed:
                      --------------------------------

                      Deed of Incorporation as last
                      amended on April 29, 1997                  Exhibit 3

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

                      Schlumberger Limited Supplementary
                      Benefit Plan, as amended on January 1,
                      1995*                                      Exhibit 10(b)

                      Schlumberger 1989 Stock Incentive
                      Plan, as amended*                          Exhibit 10(c)

                      Schlumberger 1979 Stock
                      Incentive Plan, as amended*                Exhibit 10(d)

                      Schlumberger 1979 Incentive
                      Stock Option Plan, as amended*             Exhibit 10(e)

                      Schlumberger Restoration Savings Plan*     Exhibit 10(f)
                      Schlumberger 1998 Stock Option Plan*       Exhibit 10(g)

               *Compensatory plan required to be filed as an exhibit.

                      Subsidiaries                               Exhibit 21

                      Consent of Independent
                      Accountants                                Exhibit 23

                      Powers of Attorney                         Exhibit 24

                      (a) Don E. Ackerman - dated Jan. 21,1998
                      (b) D. Euan Baird - dated Jan. 21,1998
                      (c) John Deutch - dated 12/18/1997
                      (d) Denys Henderson - dated Jan. 21,1998
                      (e) Andre Levy-Lang - dated Jan. 21,1998
                      (f) William T. McCormick, Jr. - dated Jan. 21,1998
                      (g) Didier Primat - dated Jan. 21,1998
                      (h) Nicolas Seydoux - dated Jan. 21,1998
                      (i) Linda G. Stuntz - dated Jan. 21,1998
                      (j) Sven Ullring - dated Jan. 21,1998
                      (k) Yoshihiko Wakumoto - dated Jan. 21,1998

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

                        SCHLUMBERGER LIMITED

Date:  March 30, 1998   By: /s/ Arthur Lindenauer
                           --------------------------------
                           Arthur Lindenauer
                           Executive Vice President - Finance;
                           Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                                     Title
        --------------------                 -----------------------------

                 *                           Director, Chairman, President
        ---------------------                and Chief Executive Officer
        D. Euan Baird

        /s/ Arthur Lindenauer                Executive Vice President
        ---------------------                Finance; Chief Financial Officer
        Arthur Lindenauer                    and Chief Accounting Officer


                 *                           Director
        ---------------------
        Don E. Ackerman

                 *                           Director
        ---------------------
        John Deutch

                 *                           Director
        ---------------------
        Denys Henderson

                 *                           Director
        ---------------------
        Andre Levy-Lang

                 *                           Director
        ---------------------
        William T. McCormick, Jr.

                 *                           Director
        ---------------------
        Didier Primat

               Name                                 Title
        --------------------                 -----------------------------

                 *                                 Director
        --------------------
        Nicolas Seydoux

                 *                                 Director
        --------------------
        Linda G. Stuntz

                 *                                 Director
        --------------------
        Sven Ullring

                 *                                 Director
        --------------------
        Yoshihiko Wakumoto

        /s/ David S. Browning                       March 30, 1998
        ---------------------

        * By David S. Browning    Attorney-in-Fact


               INDEX TO EXHIBITS                                Exhibit           Page
Deed of Incorporation as last amended
on April 28, 1997 incorporated by reference to
Form 10-Q for the perod ended March 31, 1997.                       3                -

By-Laws as last amended on October 20, 1993,
incorporated by reference to Exhibit 3 to
Form 10-K for 1993                                                  3                -

Schlumberger 1994 Stock Option Plan,
as amended, incorporated by reference to
Exhibit 10(a) to Form 10-K for year 1995                           10(a)             -

Schlumberger Limited Supplementary Benefit Plan,
as amended, on January 1, 1995,incorporated
by reference to Exhibit 10(b) to Form 10K for 1996                 10(b)             -

Schlumberger 1989 Stock Incentive Plan, as
amended, incorporated by reference to
Exhibit 10(c) to Form 10-K for year 1995                           10(c)             -

Schlumberger 1979 Stock Incentive Plan, as
amended, incorporated by reference to Exhibit
10(c) to Annual Report 10-K filed for year 1992                    10(d)             -

Schlumberger 1979 Incentive Stock Option Plan,
as amended, incorporated by reference to Exhibit
10(d) to Annual Report 10-K filed for year 1992                    10(e)             -

Schlumberger Restoration Savings Plan,
incorporated by reference to Exhibit 10(f) to
Form 10-K for year 1995                                            10(f)             -

Schlumberger 1998 Stock Option Plan                                10(g)           52

Subsidiaries                                                        21             59

Consent of Independent Accountants                                  23             60

Powers of Attorney dated January 21, 1998:                          24
        Don E. Ackerman             (a)                                            61
        D. Euan Baird               (b)                                            62
        John Deutch                 (c)                                            63
        Denys Henderson             (d)                                            64
        Andre Levy-Lang             (e)                                            65
        William T. McCormick, Jr.   (f)                                            66
        Didier Primat               (g)                                            67
        Nicolas Seydoux             (h)                                            68
        Linda G. Stuntz             (i)                                            69
        Sven Ullring                (j)                                            70
        Yoshihiko Wakumoto          (k)                                            71

Additional Exhibits:
        Form S-8 Undertakings                                       99             72