Form 10-Q
period 1998-03-31
SCHLUMBERGER LTD /NY/
filed 1998-05-15
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                -----------------------------------------------


                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                -----------------------------------------------

For the Quarter ended:                        Commission file No.:
   MARCH 31, 1998                                    1-4601
----------------------                        --------------------



                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                        52-0684746
    --------------------                        ----------
(State or other jurisdiction of                (I.R.S. Employer
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                       10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                    75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                  2514 JG
  ---------------                                -----------
(Addresses of principal executive                (Zip Codes)
    offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES  X                              NO
              -----                              -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at April 30, 1998
          ------------------                     -----------------------------
     COMMON STOCK, $0.01 PAR VALUE                        498,800,992

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1: Financial Statements
----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)


                                 (Stated in thousands except per share amounts)

                                             Three Months Ended March 31,
                                      -----------------------------------------
                                             1998                       1997
                                      -----------------         ---------------
REVENUE:
Operating                               $2,800,134                 $2,402,060
Interest and other income                   34,199                     18,105
                                        ----------                 ----------
                                         2,834,333                  2,420,165
                                        ----------                 ----------

EXPENSES:
Cost of goods sold and services          2,035,462                  1,782,788
Research & engineering                     135,833                    117,953
Marketing                                   81,509                     74,633
General                                    101,051                     87,781
Interest                                    23,246                     17,819
Taxes on income                            106,500                     79,248
                                        ----------                 ----------
                                         2,483,601                  2,160,222
                                        ----------                 ----------

Net Income                              $  350,732                 $  259,943
                                        ==========                 ==========

Basic Earnings Per Share                $     0.70                 $     0.53
                                        ==========                 ==========

Diluted Earnings Per Share              $     0.68                 $     0.51
                                        ==========                 ==========

Average shares outstanding                 498,273                    493,426
                                        ==========                 ==========

Average shares outstanding
 assuming dilution                         518,444                    509,219
                                        ==========                 ==========

Dividends declared per share            $   0.1875                 $   0.1875
                                        ==========                 ==========


                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                                     (Dollars in thousands)

                                                      Mar. 31,      Dec. 31,
                                                        1998          1997
                                                    -----------   -----------
ASSETS
------

CURRENT ASSETS:
Cash and short-term investments                     $ 1,704,732   $ 1,761,077
Receivables less allowance for doubtful accounts
 (1998 - $68,452; 1997 - $60,535)                     2,952,583     2,819,898
Inventories                                           1,171,884     1,094,070
Deferred taxes on income                                168,547       175,927
Other current assets                                    237,909       220,248
                                                    -----------   -----------
                                                      6,235,655     6,071,220

LONG-TERM INVESTMENTS, HELD TO MATURITY                 709,978       742,751

FIXED ASSETS:
Property, plant and equipment                        10,375,901    10,210,105
Less accumulated depreciation                        (6,566,879)   (6,441,466)
                                                    -----------   -----------
                                                      3,809,022     3,768,639
EXCESS OF INVESTMENT OVER NET ASSETS OF
 COMPANIES PURCHASED less amortization                1,156,833     1,167,624
DEFERRED TAXES ON INCOME                                208,828       202,774
OTHER ASSETS                                            141,695       143,723
                                                    -----------   -----------

                                                    $12,262,011   $12,096,731
                                                    ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities            $ 2,223,989   $ 2,297,370
Estimated liability for taxes on income                 418,119       384,167
Bank loans                                              660,717       750,303
Dividend payable                                         93,915        93,821
Long-term debt due within one year                       89,861       104,237
                                                    -----------   -----------
                                                      3,486,601     3,629,898

LONG-TERM DEBT                                        1,103,479     1,069,056
POSTRETIREMENT BENEFITS                                 402,577       396,559
OTHER LIABILITIES                                       311,914       306,294
                                                    -----------   -----------
                                                      5,304,571     5,401,807
                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock                                            933,844       931,096
Income retained for use in the business               8,319,034     8,061,731
Treasury stock at cost                               (2,240,484)   (2,249,765)
Translation adjustment                                  (54,954)      (48,138)
                                                    -----------   -----------
                                                      6,957,440     6,694,924
                                                    -----------   -----------

                                                    $12,262,011   $12,096,731
                                                    ===========   ===========


                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (Unaudited)

                                                                          (Dollars in thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                                                        1998                1997
                                                                   ------------        ------------
Cash flows from operating activities
   Net income                                                         $ 350,732          $ 259,943
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation and amortization                                      257,572            231,942
     Earnings of companies carried at equity,
       less dividends received (Dividends:
       1998 - $0; 1997 -  $0)                                            (1,278)               143
     Provision for losses on accounts receivable                         10,293              1,496
     Other adjustments                                                      (21)              (674)
     Change in operating assets and liabilities:
      Increase in receivables                                          (153,954)          (158,896)
      Increase in inventories                                           (84,921)           (62,910)
      Decrease in deferred taxes on income                                7,380              4,951
      Decrease in accounts payable and accrued
        liabilities                                                     (59,522)           (93,693)
      Increase in estimated liability for
        taxes on income                                                  34,289             29,475
      Other - net                                                       (22,987)             9,056
                                                                   ------------        -----------
   Net cash provided by operating activities                            337,583            220,833
                                                                   ------------        -----------

Cash flows from investing activities:
  Purchase of fixed assets                                             (315,935)          (265,530)
  Sales/retirements of fixed assets                                      25,718             19,115
  Decrease in investments                                                93,528             73,422
  Decrease in other assets                                                3,184              2,807
                                                                   ------------        -----------
  Net cash used in investing activities                                (193,505)          (170,186)
                                                                   ------------        -----------

Cash flows from financing activities:
  Dividends paid                                                        (93,380)           (92,441)
  Proceeds from exercise of stock options                                12,029             15,821
  Proceeds from issuance of long-term debt                              239,673             49,959
  Payments of principal on long-term debt                              (211,974)           (28,700)
  Net increase in short-term debt                                       (85,337)           (21,221)
                                                                   ------------        -----------
  Net cash used in financing activities                                (138,989)           (76,582)
                                                                   ------------        -----------

Net increase (decrease) in cash                                           5,089            (25,935)

Cash, beginning of period                                               116,708            137,259
                                                                   ------------        -----------

Cash, end of period                                                   $ 121,797          $ 111,324
                                                                   ============        ===========




                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            AND SUBSIDIARY COMPANIES

                              STOCKHOLDERS' EQUITY
                              --------------------
                                  (Unaudited)


                                                                                (Dollars in thousands)
                                       Common Stock
                                --------------------------       Retained      Translation     Comprehensive
                                   Issued      In Treasury        Income        Adjustment         Income
                                ------------  -------------   ------------    -------------   --------------
Balance, January 1, 1998           $931,096    $(2,249,765)     $8,061,731        $(48,138)         $   -

Net Income                                                         350,732                           350,732

Translation adjustment                                                              (6,816)           (6,816)

Dividends declared                                                 (93,429)

Shares sold to optionees,
 DSPP and fees                        2,748          9,281
                                ------------  --------------   ------------      -----------       ---------

Balance, March 31, 1998            $933,844    $(2,240,484)     $8,319,034        $(54,954)         $343,916
                                ============  ==============   ============      ===========       =========




                 See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                           -------------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1997 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

As required by SFAS 128, the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants are exercised at the beginning of the period and the proceeds used, by the Company, to purchase shares at the average market price for the period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the first quarter of 1998:

                   (Stated in thousands except per share amounts)

                                        Average
                              Net       Shares     Earnings
                            Income    Outstanding  per share
                           ---------  -----------  ---------
Basic                       $350,732    498,273      $0.70
Effect of dilution:
  Options                                11,196
  Warrants                                8,975
                            --------   --------
Diluted                     $350,732    518,444      $0.68
                            ========   ========      =====

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

YEAR 2000 ISSUE
---------------

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. If not corrected, this could have a significant effect on the Company's business/financial systems as well as products and services.

Schlumberger recognizes that the "Year 2000 Issue" creates a significant uncertainty to its business and that Year 2000 compliance to safeguard operations and minimize business disruption is a key business obligation.

A "Millennium Compliance Program" has been established throughout the Company to ensure that all mission-critical business systems, products and services both in the US and internationally in all business segments are Year 2000 compliant. The Company is also actively working with suppliers, contractors and alliance partners to promote Year 2000 compliance.

In 1994, the Company decided to upgrade its main business systems with compliant programs such as SAP R/3** and QAD MFG/PRO***. In 1997, a complete inventory of all business systems took place throughout the Company resulting in an accelerated implementation of compliant programs and the establishment of contracts with third-party vendors for the repair, testing and implementation of nearly 19,500 programs. These repaired programs will be ready for testing and deployment by the end of 1998.

While all business sectors are maintaining deadlines and priorities on the business applications mentioned above, the main focus in 1998 is on products and services. Our business units are actively in the assessment phase of existing products and services with a completion target of June 1998 and we must await the outcome of these assessments to draw a final conclusion as to whether all products/services will be Year 2000 compliant. However, the Company does believe, based on the assessments completed to date, that mission-critical Year 2000 problems can be corrected. To maintain focus and deadlines on the Company's Year 2000 program, Project Teams are being implemented throughout the Company and dedicated Year 2000 business owners are being appointed by business units as required. Deadlines and objectives have been set for the completion of assessment/repair of non-compliant mission-critical products/services by the end of 1998. The main focus in 1999 will be on testing and implementation of repaired programs, products and services and the development of contingency planning as required.

Efforts are being made to protect the Company from being adversely impacted in the Year 2000 by entities not affiliated with the Company (suppliers, financial institutions, etc.). The Company is promoting knowledge-sharing with customers, suppliers and alliance partners to attempt the most efficient Year 2000 solutions.

The Company still expects that the total cost of addressing this issue over the next two years will be $40 million - $60 million, but the assessments are not yet complete. This cost estimate does not include the normal upgrading of business and financial systems which would be Year 2000 compliant. Costs incurred in connection with Year 2000 compliance will be treated as period costs and expensed as incurred.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

               First Quarter 1998 Compared to First Quarter 1997
               -------------------------------------------------

First quarter operating revenue was $2.8 billion, 17% higher than the same period last year.

Net income of $351 million and diluted earnings per share of $0.68 were 35% and 33%, respectively, above first quarter 1997.

Oilfield Services revenue grew 20%, while rig count worldwide grew 9%. Drilling, wireline and testing services contributed strongly to the results. Operating income grew 31%.

Measurement & Systems revenue grew 7%. Strong growth at Automated Test Equipment (ATE) and Smart Cards & Terminals was offset by the decline in Metering activities, particularly in Europe and Asia, and by unfavorable currency exchange rates.


Business Review
                                                  (Stated in millions)

                             Oilfield Services    Measurement & Systems
                          ----------------------  ---------------------
First Quarter             1998    1997  % change  1998    1997 % change
-------------             ----    ----  --------  ----    ---- --------
Operating Revenue       $2,071  $1,724    20%     $730    $680      7%
Operating Income(1)     $  425  $  325    31%     $ 32    $ 25     25%

(1) Operating income represents income before income taxes, excluding interest expense, interest and other income.

OILFIELD SERVICES

Oilfield Services operating revenue grew 20% over the first quarter of 1997, led by drilling, wireline and testing services and the Latin America and Asia regions.

In response to evolving client needs and employee-identified opportunities, Schlumberger management undertook a reorganization of Oilfield Services into the Solutions Group and the Products Group. The Solutions Group is organized along geographic lines in close proximity to customers to develop, sell and implement all oilfield services as well as customized and integrated solutions to meet specific client needs. The Products Group, formed by utilizing existing service expertise, is responsible for product development across the organization as well as training and technical support for each type of service in the field to ensure the highest standards of service to clients.

North America

In North America, revenue was 20% higher than in the same period last year, representing 21% of Schlumberger consolidated revenue, while operating income grew 15%. Rig count rose 14%.

Wireline services experienced substantial growth in the gas well-related market and higher demand for MDT* Modular Formation Dynamics Tester service, due to its new sampling and reservoir characterization techniques, delivering greater operating efficiency. Wireline activity was especially strong in the deep, high-temperature wells of the Gulf of Mexico.

Sand Control growth was fueled by increasing client acceptance of ClearFRAC* fracturing fluid, the industry's first polymer-free fluid. Demand for this service, which has been shown to improve the productivity of our clients' wells, rose 30% over one year ago.

Software Products and Data Management revenues showed significant growth of 49% and 80%, respectively.

Schlumberger acquired Coastal Management Corporation (CMC), a leading provider of integrated project management services to the North American oil and gas industry. This acquisition will enhance the Schlumberger position as the industry-leading provider of comprehensive project management and services in the areas of field development, drilling and workover operation, and production operations. CMC employs 160 people.

Outside North America

Outside North America, revenue increased 21%, representing 53% of consolidated revenue. Operating income rose 33%. Rig count grew 1%. There was a strong upswing in revenue for all businesses, with high activity in Latin America and Asia. Drilling activity showed the highest gain, up 37%, due to increased dayrates in the North Sea and Asia along with improved utilization levels and higher activity. Seismic services improved 27%, and wireline and testing services grew an aggregated 15%.

Indicative of the service company evolution toward complete solutions provision on behalf of clients, Schlumberger signed a ground-breaking strategic alliance with Russia's largest oil company, YUKSI, enabling YUKSI to outsource an agreed level of oilfield services in its vast Russian oil fields over the next five years. Schlumberger will be the sole provider of services on a number of selected fields under development by YUKSI. Furthermore, the alliance makes the latest oilfield expertise and technology available to YUKSI, and gives Schlumberger valuable access to the huge Russian oil service market. In keeping with its long-standing policy, Schlumberger will remain an independent service provider and will not take ownership of reserves or production.

Marine seismic activity was high in the growing four-component (4C) seabed survey market. The new Nessie4C* MultiWave Array* system incorporates arrays of sensors, which provide improved data quality compared with other 4C systems, and significantly improves clients' ability to map the location and quantity of oil and gas. Land and Transition Zone revenue declined from last year with a reduction in activity in Venezuela and West Africa.

Highlights

Drilling Activity - Revenue from drilling grew 39% over the same quarter last year, reflecting improved dayrates for semisubmersibles and jackups in Asia and the North Sea and higher utilization and activity levels worldwide. Total offshore rig utilization was unchanged at 96%, with semisubmersible and jackup utilization remaining at 100%. Onshore rig utilization was 97%, compared with 82% a year ago. The fleet numbered 85 at the end of the quarter, with 53 offshore rigs and 32 land rigs, including 14 offshore units under bareboat charter or management contract. During the quarter, the offshore rig Sagar Vijay was added, operating under management contract in India.

Technology - The worldwide introduction of the VISION475* MWD/LWD system for small-diameter wells has been highly successful, resulting in 50% growth compared with the fourth quarter of 1997. This application gives clients improved confidence in evaluating the growing number of horizontal and highly deviated wells, and reentry wells. The use of key acoustic velocity information during drilling has significantly increased following the introduction of the slimmer 6.75-inch ISONIC* logging-while-drilling tool.

The PLATFORM EXPRESS* service continues its market penetration as clients increasingly perceive the added value of high-resolution answers. The new CMR-200* combinable magnetic resonance technology is gaining recognition for its superior measurement of hydrocarbon type and quantity.

Marine seismic activity continued to experience strong growth, up 32%, compared with last year, driven primarily by increased streamer capacity, higher non-exclusive data sales and optimal positioning of the fleet. Ongoing vessel upgrades, based on the new Nessie*4 ultrathin streamers, have raised the number of vessels with eight-streamer capacity to ten. Schlumberger now offers a complete range of networked seismic services, including onboard processing, onshore processing and the new SeisConnect* data communication service. The SeisConnect service combines the convenience of an oil company's in-house processing operation with the massive computing power of our seismic processing hub.


MEASUREMENT & SYSTEMS

Measurement & Systems revenue increased 7%, versus the first quarter of 1997, despite adverse exchange rate effects. Automated Test Equipment (ATE) and Smart Cards & Terminals experienced high growth, with added strong activity in Asia. Operating income rose 25%.

During the quarter, revenue for ATE rose 59% compared with last year, reflecting a 115% rise in sales of 200-MHz and 400-MHz high-end logic testers. Automated Systems increased 33%, highlighted by the delivery of test handlers, which doubled, compared to the prior year. Revenue in North America increased 70%, and shipments in the Asia region nearly tripled. Orders were up by 36% for the quarter, due to continued strong demand for high-end logic products. Smart Cards & Terminals revenue rose 36%. Strong card growth, up 41%, resulted from increased demand for subscriber identity module (SIM) cards, higher shipments of microprocessor cards for financial applications and larger memory card shipments for prepaid phone applications. Banking terminal shipments more than doubled, driven by the success of the MagIC* 9000 portable handheld electronic payment terminal and shipments of Delta* 21 terminals to Turkey and South Africa. Orders increased 22% as card requirements grew 41% and demand for Retail Petroleum Systems dispensers and systems increased.

In the Metering business, revenue was down 9% from last year, of which two-thirds was due to the adverse exchange rate impact. The most significant falloff in Europe was in Italy due to lack of orders from ENEL, the national utility, which were suspended last year and resumed during the quarter. Germany suffered from lower sales of residential gas meters and regulators, while the decline in the UK gas business reflected reduced deliveries and weaker service business after the completion of large projects in 1997. North America decreased by 4% due to weak US electricity business, which suffered from low demand in the residential networking market and reduced residential meter changeouts. These declines were offset by improvement in South America related to further expansion of single-phase SL16* electricity meter business in Argentina and stronger activity in Chile and Colombia. Activity in the CIS also increased with higher sales across the region. Orders were up 13%, due to an order of $120 million for a radio-frequency fixed network for Illinois Power in the US and despite the negative currency effect of 7% and delayed orders for electricity meters in North America resulting from industry deregulation.

Interest and other income increased $16 million from the first quarter of 1997 due primarily to a $14 million increase in interest income (higher average investment balances). Gross margin increased from 26% to 27%. Research and engineering expense increased 15% from last year but remained constant at 4.9% of operating revenue. Marketing expense was up 9%. General expense, expressed as a percentage of operating revenue, decreased from 3.7% to 3.6%. Interest expense increased $5 million from the first quarter last year mainly due to higher average debt. The effective tax rate of 23% was unchanged from last year.





*    Mark of Schlumberger
**   SAP and R/3 are registered trademarks of SAP AG
***  MFG/PRO is a registered trademark of QAD

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


a) The Annual General Meeting of Stockholders of the Registrant ("the Meeting") was held on April 8, 1998.



b) At the Meeting, the number of Directors was fixed at 12 and the following-named 12 individuals were elected to comprise the entire Board of Directors of the Registrant, each to hold office until the next Annual General Meeting of Stockholders and until a director's successor is elected and qualified or until a director's death, resignation or removal. All of the nominees, except Victor E. Grijalva, were directors who were previously elected by the stockholders.


 Don E. Ackerman
 D. Euan Baird
 John Deutch
 Victor E. Grijalva
 Denys Henderson
 Andre Levy-Lang
 William T. McCormick, Jr.
 Didier Primat
 Nicolas Seydoux
 Linda Gillespie Stuntz
 Sven Ullring
 Yoshihiko Wakumoto



c) The Meeting also voted (i) to approve the Company's Consolidated Balance Sheet as at December 31, 1997, its Consolidated Statement of Income for the year ended December 31, 1997, and the declaration of dividends reflected in the Company's 1997 Annual Report to Stockholders; (ii) to approve the appointment of Price Waterhouse LLP as independent public accountants to audit the accounts of the Company for the year 1998; (iii) to amend the Schlumberger Discounted Stock Purchase Plan, a copy of which is filed as Exhibit A; (iv) to adopt the Schlumberger 1998 Stock Option Plan, a copy of which is filed as Exhibit B.

 The votes cast for the election of directors, for the approval of financial statements and dividends, for the approval of the appointment of Price Waterhouse LLP, to amend the Schlumberger Discounted Stock Purchase Plan, and to adopt the Schlumberger 1998 Stock Option Plan were as follows:



                                  For      Withheld
                              -----------  ---------
 Don E. Ackerman              418,800,603  1,479,600
 D. Euan Baird                418,903,293  1,376,910
 John Deutch                  418,870,609  1,409,594
 Victor E. Grijalva           418,912,501  1,367,702
 Denys Henderson              418,848,797  1,431,406
 Andre Levy-Lang              418,846,067  1,434,136
 William T. McCormick, Jr.    418,900,125  1,380,078
 Didier Primat                418,914,114  1,366,089
 Nicolas Seydoux              418,858,139  1,422,064
 Linda Gillespie Stuntz       418,908,012  1,372,191
 Sven Ullring                 418,881,936  1,398,267
 Yoshihiko Wakumoto           414,209,375  6,070,828


                                For           Against   Abstain   Non-vote
                                ---           -------   -------   --------
Financials:                  418,873,438      315,064  1,091,701     0
----------

Price Waterhouse:            419,136,886      324,991    818,326     0
----------------

Amendment to
Schlumberger Discounted
Stock Purchase Plan:         395,801,943   22,189,610  2,284,049   4,601
-------------------

Adoption of Schlumberger
1998 Stock Option Plan:      359,364,963   54,485,807  2,429,433     0
----------------------

Abstentions and non-votes are counted for quorum only.

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits: Exhibit A      Amendment to Schlumberger
                              Discounted Stock Purchase Plan

               Exhibit B      Schlumberger 1998  Stock Option Plan

(b)  Reports on Form 8-K:     None

                                   SIGNATURE
                                   ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.



                                     Schlumberger Limited
                                         (Registrant)



Date: May 15, 1998                   /s/ Arthur Lindenauer
      ------------                   ----------------------------
                                        Arthur Lindenauer
                                     Executive Vice President
                                   and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.                Description                  Page
-----------                -----------                  ----

Exhibit A      Amendment to Schlumberger
               Discounted Stock Purchase Plan            17

Exhibit B      Schlumberger 1998 Stock Option Plan       27