Form 10-Q
period 1998-06-30
SCHLUMBERGER LTD /NY/
filed 1998-08-14
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------


For the Quarter ended:                             Commission file No.:
     JUNE 30, 1998                                        1-4601
---------------------                              --------------------



                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                             52-0684746
    --------------------                             ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                            10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                         75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                      2514 JG
  ---------------                                      -------
(Addresses of principal executive                    (Zip Codes)
    offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                           NO
                 -----                             ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                          OUTSTANDING AT JULY 31, 1998
    -----                                          ----------------------------

COMMON STOCK, $0.01 PAR VALUE                              499,170,039

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


Item 1: Financial Statements
----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)

                                                                              (Stated in thousands except per share amounts)

                                                                         Periods Ended June 30,
                                              ------------------------------------------------------------------------------
                                                         Second Quarter                            Six Months
                                                      -------------------                       -----------------
                                                      1998             1997                 1998                1997
                                                ----------------  ---------------      --------------      ---------------

REVENUE:
Operating                                             $2,853,302       $2,601,679          $5,653,436           $5,003,739
Interest and other income                                 35,779           20,738              69,978               38,843
                                                      ----------       ----------          ----------           ----------
                                                       2,889,081        2,622,417           5,723,414            5,042,582
                                                      ----------       ----------          ----------           ----------

EXPENSES:
Cost of goods sold and services                        2,080,692        1,929,324           4,116,154            3,712,112
Research & engineering                                   141,148          118,897             276,981              236,850
Marketing                                                 82,518           76,745             164,027              151,378
General                                                  103,275           93,568             204,326              181,349
Interest                                                  22,598           19,317              45,844               37,136
                                                      ----------       ----------          ----------           ----------
                                                       2,430,231        2,237,851           4,807,332            4,318,825
                                                      ----------       ----------          ----------           ----------

Income before taxes                                      458,850          384,566             916,082              723,757

Taxes on income                                           99,495           78,060             205,995              157,308
                                                      ----------       ----------          ----------           ----------

Net Income                                            $  359,355       $  306,506          $  710,087           $  566,449
                                                      ==========       ==========          ==========           ==========

Basic Earnings Per Share                              $     0.72       $     0.62          $     1.42           $     1.15
                                                      ==========       ==========          ==========           ==========

Diluted Earnings Per Share                            $     0.69       $     0.60          $     1.37           $     1.11
                                                      ==========       ==========          ==========           ==========

Average Shares Outstanding                               498,853          493,863             498,563              493,644
                                                      ==========       ==========          ==========           ==========

Average shares outstanding
 assuming dilution                                       519,065          510,961             518,754              510,091
                                                      ==========       ==========          ==========           ==========


Dividends declared per share                          $   0.1875       $   0.1875          $    0.375           $    0.375
                                                      ==========       ==========          ==========           ==========




                See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                                     (Dollars in thousands)

                                                     Jun. 30,      Dec. 31,
                                                       1998          1997
                                                    -----------   -----------
ASSETS
------

CURRENT ASSETS:
Cash and short-term investments                     $ 1,781,252   $ 1,761,077
Receivables less allowance for doubtful accounts
 (1998 - $71,237; 1997 - $60,535)                     3,110,759     2,819,898
Inventories                                           1,224,328     1,094,070
Deferred taxes on income                                174,748       175,927
Other current assets                                    228,993       220,248
                                                    -----------   -----------
                                                      6,520,080     6,071,220

LONG-TERM INVESTMENTS, HELD TO MATURITY                 679,978       742,751

FIXED ASSETS:
Property, plant and equipment                        10,622,855    10,210,105
Less accumulated depreciation                        (6,614,868)   (6,441,466)
                                                    -----------   -----------
                                                      4,007,987     3,768,639
EXCESS OF INVESTMENT OVER NET ASSETS OF
 COMPANIES PURCHASED less amortization                1,146,923     1,167,624
DEFERRED TAXES ON INCOME                                223,855       202,774
OTHER ASSETS                                            146,668       143,723
                                                    -----------   -----------

                                                    $12,725,491   $12,096,731
                                                    ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities            $ 2,337,198   $ 2,297,370
Estimated liability for taxes on income                 436,281       384,167
Bank loans                                              698,947       750,303
Dividend payable                                         94,043        93,821
Long-term debt due within one year                      105,969       104,237
                                                    -----------   -----------
                                                      3,672,438     3,629,898

LONG-TERM DEBT                                        1,137,778     1,069,056
POSTRETIREMENT BENEFITS                                 409,173       396,559
OTHER LIABILITIES                                       260,054       306,294
                                                    -----------   -----------
                                                      5,479,443     5,401,807
                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock                                            941,221       931,096
Income retained for use in the business               8,584,835     8,061,731
Treasury stock at cost                               (2,230,846)   (2,249,765)
Translation adjustment                                  (49,162)      (48,138)
                                                    -----------   -----------
                                                      7,246,048     6,694,924
                                                    -----------   -----------

                                                    $12,725,491   $12,096,731
                                                    ===========   ===========


                See notes to consolidated financial statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)



                                                        (Dollars in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                        1998            1997
                                                       -------         -------
Cash flows from operating activities:
  Net income                                          $ 710,087      $ 566,449
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                       521,133        469,847
    Earnings of companies carried at equity,
     less dividends received (Dividends:
     1998 - $0 ; 1997 - $0)                              (5,499)             8
    Provision for losses on accounts receivable          16,943          6,041
    Other adjustments                                        16         (1,273)
    Change in operating assets and liabilities:
        Increase in receivables                        (317,181)      (356,746)
        Increase in inventories                        (136,968)      (140,024)
        Decrease in deferred taxes on income              1,179          7,550
        Decrease in accounts payable
         and accrued liabilities                         (1,063)       (37,427)
        Increase in estimated
         liability for taxes on income                   52,502         24,904
        Other - net                                     (83,706)        81,883
                                                       ---------     ---------
    Net cash provided by operating activities           757,443        621,212
                                                       ---------     ---------

Cash flows from investing activities:
  Purchases of fixed assets                            (784,357)      (590,958)
  Sales/retirements of fixed assets                      48,899         34,113
  Decrease (increase) in investments                     88,660       (131,736)
  Decrease in other assets                                5,731          5,776
                                                       ---------     ---------
    Net cash used in investing activities              (641,067)      (682,805)
                                                       ---------     ---------

Cash flows from financing activities:
  Dividends paid                                       (186,809)      (184,968)
  Proceeds from exercise of stock options                29,044         31,362
  Proceeds from employee stock purchase plan             49,550         32,667
  Proceeds from issuance of long-term debt              633,944        154,920
  Payments of principal on long-term debt              (546,048)       (28,880)
  Net (decrease) increase in short-term debt            (49,344)        56,743
                                                       ----------    ---------

    Net cash (used) provided by financing activities    (69,663)        61,844
                                                       ----------    ---------

Net increase in cash                                     46,713            251

Cash, beginning of period                               116,708        137,259
                                                       ----------    ---------

Cash, end of period                                   $ 163,421      $ 137,510
                                                       ==========    =========





                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            AND SUBSIDIARY COMPANIES

                              STOCKHOLDERS' EQUITY
                              --------------------
                                  (Unaudited)

                                                                                      (Dollars in thousands)



                                        Common Stock             Retained      Translation     Comprehensive
                                ----------------------------
                                   Issued      In Treasury        Income        Adjustment       Income (a)
                                ----------------------------  --------------   --------------   ------------

Balance, January 1, 1998           $931,096    $(2,249,765)     $8,061,731        $(48,138)         $      -

Net Income                                                         710,087                           710,087

Translation adjustment                                                              (1,024)           (1,024)

Dividends declared                                                (186,983)

Shares sold to optionees,
 DSPP and fees                       10,125         18,919

                                ____________  ______________  ______________   ______________   ____________
Balance, June 30, 1998             $941,221    $(2,230,846)     $8,584,835        $(49,162)         $709,063
                                ============  ==============  ==============   ==============   ============







(a) As required by SFAS No. 130





                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)




In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1997 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

As required by SFAS 128, the Company must report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants are exercised at the beginning of the period and the proceeds used by the Company to purchase shares at the average market price for the period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the second quarter and six months of 1998:

                   (Stated in thousands except per share amounts)

Second Quarter
--------------                      Average
                          Net       Shares     Earnings
                        Income    Outstanding  Per Share
                       ---------  -----------  ---------
Basic                   $359,355      498,853    $  0.72
Effect of dilution:
 Options                               11,091
 Warrants                               9,121
                        --------  -----------
Diluted                 $359,355      519,065    $  0.69
                        ========  ===========  =========

Six Months
----------                         Average
                         Net        Shares      Earnings
                        Income    Outstanding  Per Share
                       ---------  -----------  ---------
Basic                   $710,087      498,563    $  1.42
Effect of dilution:
 Options                               11,143
 Warrants                               9,048
                        --------  -----------
Diluted                 $710,087      518,754    $  1.37
                        ========  ===========  =========

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

In addition, the Company and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 - Reporting Comprehensive Income. The required disclosure of comprehensive income is reported in the analysis of Stockholders' Equity.

In June 1997, the FASB issued SFAS No. 131 - Disclosures about Segments of a Business Enterprise and Related Information. The Standard is effective December 31, 1998 for the Company. Early this year, the Company announced a significant management reorganization in the Oilfield Services segment. This new structure has been formally in place for only several months and is being evaluated. The 1998 Annual Report will show the required disclosures for Oilfield Services disaggregated according to the new management structure. The required information for the Measurement & Systems segment will be presented on the basis of how that segment is managed.

In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. The Standard is effective in the third quarter of 1999 for the Company. Currently, the Company primarily uses derivative instruments such as interest rate swaps, forward currency contracts and foreign currency options. The interest rate swaps are generally entered into to adjust non-US denominated debt and interest rates to US dollars. Forward currency contracts provide a hedge against currency fluctuations on assets/liabilities denominated in other than a functional currency. Options are usually entered into to hedge against currency variations on firm commitments generally involving the construction of long-lived assets such as seismic vessels and drilling rigs. The Company does not anticipate that the implementation of this new Standard will have a material effect on consolidated financial position and results of operations. The Standard will be adopted as required.

YEAR 2000 ISSUE
---------------

The "Year 2000 Issue" is the inability of computers and computing technology to correctly process the year 2000 date change.

Schlumberger recognizes the "Year 2000 Issue" creates a significant uncertainty to its business. To minimize the business disruptions that can be caused by this issue to our customers and shareholders, Schlumberger has established a proactive corporate-wide approach to Year 2000 readiness.

Our approach uses a business risk assessment and prioritization process, and is directly intended to produce Year 2000 ready products/services and to minimize disruptions in our business operations or our ability to serve our customers. Additionally, Schlumberger is actively working with customers, suppliers, contractors, and alliance partners to promote Year 2000 readiness. A Year 2000 Readiness Statement for Schlumberger can be found on: www.slb.com.

The Company's Year 2000 readiness efforts are divided into two main categories: internal business systems and products/services. In 1994, the Company decided to upgrade its main internal business systems with compliant programs such as SAP R/3** and QAD MFG/PRO***. In 1997, a complete inventory of all business systems took place throughout the Company resulting in an accelerated implementation of compliant programs and the establishment of contracts with third-party vendors for the repair, testing and implementation of nearly 19,500 programs. Many of these applications are already entering testing and deployment phase with a target completion date of March 1999.

The main focus of the Year 2000 readiness efforts in 1998 is on the Company's known key products and services. Our business units have completed the majority of the assessment phase of existing products and services, and projects are being established within the business units to repair non Year 2000 ready products and services by end of 1998. The main focus in 1999 will be on testing and implementation of repaired programs, products and services and the development of contingency planning, as required. To assure these key Year 2000 readiness projects proceed satisfactorily, the Company has a corporate level program office in place to coordinate, monitor, and report on these projects to Company management.

Efforts are underway to protect the Company from being adversely impacted in the Year 2000 by entities not affiliated with the Company (suppliers, financial institutions, etc.). The Company is promoting knowledge sharing with customers, suppliers and alliance partners to attempt the most efficient Year 2000 solutions.

Based upon results to date, the Company believes the known Year 2000 problems with its internal business applications and products can be corrected to avoid any significant interruptions. The Company still expects that the total cost of addressing this issue will be $40 million - $60 million. This cost estimate does not include the normal upgrading of business and financial systems that would be Year 2000 ready. Costs incurred in connection with Year 2000 compliance will be treated as period costs and expensed as incurred.

Item 2: Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

              Second Quarter 1998 Compared to Second Quarter 1997
              ---------------------------------------------------

Second quarter operating revenue was $2.9 billion, 10% higher than the same period last year.

Net income of $359 million and diluted earnings per share of $0.69 were 17% and 15%, respectively, above second quarter 1997.

Oilfield Services revenue increased 11%, while rig count decreased 8%. Operating income grew 16%. Contract drilling, marine seismic and pressure pumping and cementing services contributed strongly to the results. North and South America and Asia reported significant regional oilfield services revenue increases.

Measurement & Systems revenue grew 6%. Significant growth at Smart Cards & Terminals was offset by the decline in Metering activities and unfavorable currency exchange rates.

Business Review
                                                     (Stated in millions)

                            Oilfield Services        Measurement & Systems
                          ----------------------    ----------------------
Second Quarter            1998    1997  % change     1998    1997 % change
--------------            ----    ----  --------     ----    ---- --------
Operating Revenue      $ 2,075 $ 1,871    11%       $ 779   $ 733     6%
Operating Income(1)    $   423 $   364    16%       $  40   $  40     -%

(1) Operating income represents income before income taxes, excluding interest expense, interest and other income.

OILFIELD SERVICES

Oilfield Services operating revenue grew 11% during the second quarter, led by contract drilling, up 25%, pumping and cementing, up 11%, and marine seismic services, up 28%. North and South America and Asia reported significant revenue increases.

Schlumberger and Camco International Inc. announced the signing of a definitive stock merger agreement on June 19. This transaction, which is expected to be closed at the end of the third quarter and accounted for as a pooling of interests, further builds our capability to offer an unmatched array of premium reservoir optimization related solutions and systems to our customers through the combined excellence of Schlumberger and Camco people and the technical, product and service delivery strengths of the companies.

North America

Oilfield Services revenue was 13% higher than in the same period last year, representing 19% of consolidated revenue, despite a 13% fall in the number of drilling rigs. Operating income grew 9%. The largest increases in revenue were recorded in pressure pumping and cementing, up 21%, and seismic acquisition services, up 24%. Activity in gas-related markets remained buoyant, while oil-related operations were negatively affected as oil prices continued to decline.

Wireline services successfully completed the deepest logging job ever performed in the Gulf of Mexico. Advanced wireline tools were deployed on drillpipe to acquire formation evaluation data down to a total vertical depth of 25,772 ft. Innovative packaging and design techniques were used to overcome the high-temperature and high-pressure well conditions.

Also in the Gulf of Mexico, a Schlumberger Oilfield Services team won a contract for a 15-month exclusive production enhancement project involving 160 wells.

Schlumberger and Marathon Oil Company signed a drilling contract covering five years for the third Sedco Express* new-generation deepwater semisubmersible rig, scheduled to start operating in the Gulf of Mexico in the third quarter of the year 2000.

Outside North America

Outside North America, revenue increased 10%, representing 53% of consolidated revenue. Operating income grew 18%, while the rig count fell 2%. Strong revenue growth was recorded in Asia, up 22%, and Latin America, up 22%. The benefits of our newly introduced organizational structure have been seen in North Africa, where Schlumberger was awarded two innovative field-optimization projects incorporating a capped risk-and-reward agreement linked to production enhancement results.

In Saudi Arabia, Schlumberger completed a well construction contract for the first phase development of the giant Shaybah field. The project is now entering its next phase, aimed at maintaining production at the current level.

In Russia, the preparatory phases of the strategic alliances with YUKOS and Sibneft are proceeding on schedule. Oilfield service operations and integrated project management are expected to commence on selected fields in early 1999.

Schlumberger was awarded a contract covering five years for the construction and operation of an advanced jackup drilling unit, expected to be deployed in the Caspian Sea in the third quarter of 2000. The rig will have the capability to drill high-pressure wells as deep as 25,000 ft. in water depths up to 350 ft.

Contract Drilling Activity

Revenue from contract drilling operations grew 25% over the same quarter last year, reflecting higher dayrates for semisubmersibles and jackups in the North Sea, Africa, Asia and the Middle East. Total offshore rig utilization was marginally higher at 94%, with jackup utilization remaining at 100%, and semisubmersible utilization at 97%. Onshore rig utilization was 97%, compared with 87% a year ago. The fleet numbered 83 at the end of the quarter, with 51 offshore rigs and 32 land rigs, including 12 offshore units under bareboat charter or management contract.

Technology

Schlumberger continued to introduce superior technology that improves the productivity of oilfield services operations. In marine seismic acquisition, the implementation of the efficient, ultra-slim NESSIE*4 seismic streamer continued, with a major upgrade of the Geco Resolution to eight-streamer capacity. The rapid growth in demand for multicomponent seismic acquisition led to the major conversion of the Geco Angler to operate as a dedicated, multicomponent 3D survey vessel.

To improve the ability to characterize the reservoir and its behavior over time, a specialized team has been established, which will provide advanced processing and analysis of multicomponent and time-lapse (4D) seismic data. In addition, unique reservoir simulation capability was added to the GeoQuest ECLIPSE* range of software products with the acquisition of Technical Software Consultants A.S. Their state-of-the-art FRONTSIM* flow simulator software provides enhanced tools for evaluating geological models and validating geological assumptions with dynamic data. It runs up to 100 times faster than conventional simulators, thus shortening interpretation cycle time as well as reducing uncertainty.

Innovative interpretation techniques, developed for advanced technology measurements, are improving production through optimal well completion. In particular, the images acquired by the RAB* Resistivity-at-the-Bit LWD tool now identify the highest potential formations during the drilling process resulting in greater cost-effectiveness for the client.

With the aim of improving hydrocarbon production, the revolutionary SCALE BLASTER* application has recently been tested, and proved successful at removing scale on downhole piping. In oil and gas wells, the buildup of inorganic scale can restrict, and even prevent, the flow of hydrocarbons to the surface. SCALE BLASTER technology, deployed on coiled tubing, has provided clients with a highly effective and valuable way of improving production without a rig intervention. Furthermore, to better measure multiphase production, Schlumberger and FRAMO Engineering A.S. of Norway signed a joint venture agreement to provide surface and subsea flow meters to measure oil, gas and water flow in producing wells. A joint technology center called 3-Phase Measurement A.S., to be located in Bergen, Norway, will design and manufacture products and provide marketing and technical support.

MEASUREMENT & SYSTEMS

Measurement & Systems revenue increased 6%, versus the second quarter of 1997, despite adverse exchange rate effects. Operating income was flat. Smart Cards & Terminals experienced a significant rise in revenue, while almost tripling its operating income. During the quarter, Schlumberger signed an agreement to sell the Retail Petroleum Systems activities to the Tokheim Corporation. The sale is expected to close in the third quarter of this year. The Metering business rationalization plan is progressing and should be completed by year end. As a result, many activities have been streamlined, with 13 site closings.

Compared with last year's second quarter, Smart Cards & Terminals revenue rose 37%, primarily due to higher smart card shipments. Revenue for smart cards grew 40% over last year, propelled by a 75% increase in SIM (subscriber identity module) cards and a doubling of growth for bank cards. Regionally, card sales for Europe, North America and Asia increased 42%, 41% and 30%, respectively. Revenue for point-of-sale terminals more than doubled from last year, following the introduction of the new MagIC* 9000 portable terminal. Orders for Smart Cards & Terminals were up 12% for the quarter. The Automated Test Equipment
(ATE) business exhibited a 17% increase in revenue; however, market conditions began to soften during the quarter. The rise in revenue was primarily due to the demand for high-end 400-Mhz logic test systems. This demand is driven by the market's continued desire for faster microprocessor speeds, along with the growth of the multimedia segment. Test Systems activity was particularly strong in the Asia region, while Telecom products contributed significantly to the growth in the North America region. Consistent with the current industry trends, ATE orders declined 66% during the quarter.

In the Metering business, revenue was down 8% from last year. The most significant shortfall in Europe was in France, down 13%, as the electricity business was severely impacted by the ongoing technology shift toward electronic products, with lower market volumes and reduced prices. Activity in the UK fell 15%, reflecting the sharp decline in demand of U6 residential gas meters from BG Plc and reduced installation work by Maclean & Nuttall. Italy also experienced a significant decrease on a 36% price drop in the electricity market. Orders decreased by 12% compared with the second quarter of 1997. North American orders dropped by 21% due to reduced electricity meter changeouts pending industry deregulation. In Europe, a 14% decline in orders in France due to a weaker local market was offset by the catch-up of orders by ENEL, the national utility in Italy, and stronger bookings in The Netherlands, Portugal and Scandinavia.

Interest and other income increased $15 million from the same period last year primarily due to a $10 million increase in interest income (higher average investment balances). Gross margin increased from 26% to 27%. Research and engineering expense increased 19% from last year representing 4.9% of operating revenue compared with 4.6% in 1997. Marketing expense was up 8%. General expense, expressed as a percentage of operating revenue, remained at 3.6%. Interest expense increased $3 million from the same period last year due to higher average debt. The effective tax rate of 22% increased 2 percentage points from last year.

                  First Half 1998 Compared to First Half 1997
                  -------------------------------------------

Net income for the first six months of $710 million and diluted earnings per share of $1.37 were 25% and 23%, respectively, above the same period 1997. Operating revenue for the first six months was $5.7 billion, up 13% from 1997.

Oilfield Services revenue increased 15%, while rig count worldwide rose 1%. Operating income grew 23%. Contract drilling and marine seismic contributed significantly to the results.

Measurement & Systems revenue grew 7%. Strong growth at Smart Cards & Terminals and Automated Test Equipment (ATE) was offset by the decline in Metering activities and unfavorable currency exchange rates.

Business Review
                                                      (Stated in millions)

                              Oilfield Services        Measurement & Systems
                          ----------------------      -----------------------
Six Months                1998    1997  % change        1998    1997 % change
--------------            ----    ----  --------        ----    ---- --------
Operating Revenue      $ 4,146 $ 3,595    15%        $ 1,509 $ 1,413    7%
Operating Income(1)    $   848 $   689    23%        $    72 $    65   11%

(1) Operating income represents income before income taxes, excluding interest expense, interest and other income.

Oilfield Services

Operating revenue for Oilfield Services rose $551 million (15%) over last year. All businesses posted substantial increases led by contract drilling, up 31%, pumping and cementing, up 13%, and marine seismic services, up 14%. Revenue in North and South America and Asia regions increased significantly from last year.

In response to evolving client needs and employee-identified opportunities, Schlumberger management undertook a reorganization of Oilfield Services into the Solutions Group and the Products Group. The Solutions Group is organized along geographic lines in close proximity to customers to develop, sell and implement all oilfield services as well as customized and integrated solutions to meet specific client needs. The Products Group, formed by utilizing existing service expertise, is responsible for product development across the organization as well as training and technical support for each type of service in the field to ensure the highest standards of service to clients. This new organizational structure has resulted in two innovative field-optimization projects awarded to Schlumberger.

North America

Revenue increased 16% from the same period last year while operating income grew 12%. Rig count rose 1%.

Wireline services experienced strong growth in the gas well-related market and higher demand for MDT* Modular Formation Dynamics Tester service, due to its new sampling and reservoir characterization techniques, delivering greater operating efficiency. Innovative packaging and design techniques were used to overcome the high-temperature and high-pressure wells of the Gulf of Mexico where the deepest logging job ever performed was successfully completed.

Sand Control showed a large growth from one year ago fueled by increasing client acceptance of ClearFRAC* fracturing fluid, the industry's first polymer-free fluid which has been shown to improve the productivity of our clients' wells.

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

Outside North America

Outside North America revenue was up 15%. Operating income rose 24%. Rig count was unchanged from last year. Latin America recorded a 23% gain from last year, followed by Asia, up 27%. Drilling activity increased 31% reflecting higher dayrates for semisubmersibles and jackups in the North Sea and Asia as well as improved utilization levels and higher activity.

Schlumberger entered into strategic alliances with two Russian oil companies, YUKOS and Sibneft which will enable them to outsource an agreed level of oilfield services in their Russian oil fields over the next five years.

Schlumberger will be the sole provider of services on a number of selected fields under development by YUKOS and Sibneft. In keeping with its long-standing policy, Schlumberger will remain an independent service provider and will not take ownership of reserves or production. Oilfield service operations and integrated project management are expected to commence on selected fields in early 1999.

Marine seismic activity increased 14% from last year with the implementation of the ultra-slim NESSIE*4 seismic streamer, which provide improved data quality compared with other 4C systems, and significantly improves clients' ability to map the location and quantity of oil and gas. Schlumberger now offers a complete range of networked seismic services, including onboard processing, onshore processing and the new SeisConnect* data communication service. The SeisConnect service combines the convenience of an oil company's in-house processing operation with the massive computing power of our seismic processing hub.

The worldwide introduction of the VISION475* MWD/LWD system for small-diameter wells has been highly successful. This application gives clients improved confidence in evaluating the growing number of horizontal and highly deviated wells, and reentry wells. The use of key acoustic velocity information during drilling has significantly increased following the introduction of the slimmer 6.75-inch ISONIC* logging-while-drilling tool.

The PLATFORM EXPRESS* service continues its market penetration as clients increasingly perceive the added value of high-resolution answers. The new CMR-200* combinable magnetic resonance technology is gaining recognition for its superior measurement of hydrocarbon type and quantity.

Measurement & Systems

Revenue grew 7% from last year, despite the impact of unfavorable exchange rate effects. Strong growth at Smart Cards & Terminals and Automatic Test Equipment
(ATE) more than offset the decline in Metering activities. Operating income rose 11%.

During the first six months, Smart Cards & Terminals revenue increased 37% fueled by higher smart card shipments. Revenue for smart cards was up 42% over last year due to increased demand for subscriber identity module (SIM) cards and higher shipments of microprocessor cards for financial applications and larger memory card shipments for prepaid phone applications. Banking terminal revenue was strong driven by the success of the MagIC* 9000 portable handheld electronic payment terminal and shipments of Delta* 21 terminals to Turkey and South Africa. Orders increased 21%. Revenue for ATE was 38% higher than last year reflecting the demand for 400-MHz high-end logic testers. Compared to last year, Asia and North America experienced high revenue growth. Orders for ATE declined 26%.

In the Metering business, revenue was down 8% from last year. The most significant shortfall in Europe was in France, down 10%, due to lower shipments in electronic single phase and industrial electricity metering affected by the ongoing phase-out of electromechanical products at the electricity business. Orders were down 13% from last year. Italy revenue was down significantly reflecting decreased orders from ENEL, the national utility, and a 36% price drop in the electricity market. Germany activity fell 13% from lower sales of residential and industrial gas meters and regulators, while the decline in the UK gas business reflected reduced deliveries of U6 residential gas meters to BG Plc and lower installation work by Maclean & Nuttall. These declines were offset by improvements in South America due to strong activity in Brazil, Argentina, Chile and Colombia. CIS revenue also increased with higher sales across the region.

Interest and other income increased $31 million from the same period last year primarily due to a $24 million increase in interest income (higher average investment balances). Gross margin increased from 26% to 27%. Research and engineering expense increased 17% from last year representing 4.9% of operating revenue compared with 4.7% in 1997. Marketing expense was up 8%. General expense, expressed as a percentage of operating revenue, remained at 3.6%. Interest expense increased $9 million from the same period last year due to higher average debt. The effective tax rate of 23% increased 1 percentage point from last year.








*Mark of Schlumberger
** SAP and R/3 are registered trademarks of SAP AG
*** MFG/PRO is a registered trademark of QAD

                       PART II. OTHER INFORMATION
                       --------------------------


Item 5. Other Information
-------------------------

Under Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the Company will be entitled to use discretionary authority to vote proxies with respect to proposals to be presented at the Company's Annual General Meeting that are not received by the Company at least 45 days prior to the anniversary date of mailing of the Company's prior year's Proxy Statement. The Company's Proxy Statement dated March 6, 1998 furnished to stockholders in connection with the Company's 1998 Annual General Meeting was first mailed to stockholders on March 6, 1998. Accordingly, the Company will be able to use discretionary authority to vote at the 1999 Annual General Meeting with respect to any proposal submitted after January 20, 1999.

Item 6: Exhibits and Reports on Form 8-K
----------------------------------------
(a) Exhibits: Exhibit 99(1)     Press Release dated June 19, 1998 headed
                                "Schlumberger and Camco Announce Merger
                                Agreement"

              Exhibit 99(2) Press Release dated July 30, 1998 headed "Schlumberger and Camco Clear US Antitrust Review"



(b) Reports on Form 8-K:        Filed Report dated June 26, 1998 to report on
                                merger agreement among Schlumberger Technology
                                Corporation, a Texas corporation, Schlumberger
                                OFS, Inc., a Delaware corporation, and Camco
                                International Inc., a Delaware corporation.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.

                                               Schlumberger Limited
                                                   (Registrant)





Date: August 14, 1998                         /s/ Arthur Lindenauer
      ---------------                         ---------------------
                                                 Arthur Lindenauer
                                        Executive Vice President - Finance
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.             Description                                     Page
-----------             -----------                                     ----

Exhibit 99 (1)          Press Release dated June 19, 1998 headed
                        "Schlumberger and Camco Announce Merger           19
                        Agreement"

Exhibit 99 (2)          Press Release dated July 30, 1998 headed
                        "Schlumberger and Camco Clear US Antitrust        21
                        Review"