Form 10-Q
period 1998-09-30
SCHLUMBERGER LTD /NY/
filed 1998-11-13
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                ----------------------------------------------

                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            ------------------------------------------------------

For the Quarter ended:                        Commission file No.:
   SEPTEMBER 30, 1998                                1-4601
 ---------------------                        -------------------



                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
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

           YES     X                           NO
                 -----                            -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        OUTSTANDING AT OCTOBER 31, 1998
            -----                        -------------------------------

COMMON STOCK, $0.01 PAR VALUE                      545,897,972

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1: Financial Statements
----------------------------

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF INCOME (1)
                      ------------------------------------
                                  (Unaudited)

                                                                     (Stated in thousands except per share amounts)

                                                                              Periods Ended September 30,
                                                 ------------------------------------------------------------------------------
                                                             Third Quarter                              Nine Months
                                                 --------------------------------------      ----------------------------------
                                                       1998                  1997                 1998                1997
                                                 -----------------      ---------------      --------------      --------------
REVENUE:
Operating                                      $        2,932,447     $       2,970,708    $      9,040,053    $      8,388,076
Interest and other income                                  48,562                35,675             120,989              76,490
                                               ------------------     -----------------    ----------------    ----------------
                                                        2,981,009             3,006,383           9,161,042           8,464,566
                                               ------------------     -----------------    ----------------    ----------------


EXPENSES:
Cost of goods sold and services(2)                      2,581,356             2,138,441           6,956,899           6,103,449
Research & engineering                                    137,392               129,093             430,884             380,763
Marketing                                                 119,966               105,637             349,081             313,750
General                                                   112,782               102,342             341,439             316,321
Interest                                                   41,665                25,822              92,854              66,836
                                               ------------------     -----------------    ----------------    ----------------
                                                        2,993,161             2,501,335           8,171,157           7,181,119
                                               ------------------     -----------------    ----------------    ----------------

Income (Loss) before taxes                                (12,152)              505,048             989,885           1,283,447

Taxes on income                                            17,323               121,456             253,532             297,824
                                               ------------------     -----------------    ----------------    ----------------

Net Income (Loss)(2)                           $          (29,475)    $         383,592    $        736,353    $        985,623


Basic Earnings (Loss) Per Share                $            (0.05)    $            0.71    $           1.36    $           1.83
                                               ==================     =================    ================    ================

Diluted Earnings (Loss) Per Share(2)           $            (0.05)    $            0.68    $           1.31    $           1.76
                                               ==================     =================    ================    ================

Average shares outstanding                                545,110               539,934             543,800             538,433
                                               ==================     =================    ================    ================

Average shares outstanding
 assuming dilution                                        560,773               562,659             563,137             557,739
                                               ==================     =================    ================    ================

Dividends declared per share                   $           0.1875     $          0.1875    $         0.5625    $         0.5625
                                               ==================     =================    ================    ================


(1) All prior periods have been restated to reflect the acquisition of Camco International Inc., which has been accounted for as a pooling of interests.

(2) The 1998 third quarter results include an after-tax charge of $380 million ($0.68 per share) consisting of the following:

- A charge of $268 million related to Oilfield Services, including severance costs of $64 million (5,600 employees, of which 2,700 have been released in the quarter); facilities closure/relocation costs of $40 million; operating asset write-offs of $114 million; and $39 million of customer receivable reserves where collection is considered doubtful due to the customers' financial condition and/or country risk. This charge results from the slowdown in business.

- A charge of $63 million for merger-related costs in connection with the acquisition of Camco.

- A charge of $43 million related to Measurement & Systems, consisting primarily of employee severance, facilities' rationalizations and environmental costs resulting from a reassessment of ongoing future monitoring and maintenance requirements at locations no longer in operation.

The pretax charge of $444 million is classified in cost of goods sold and services.











         See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)

                                                      (Dollars in thousands)

                                                      Sep. 30,      Dec. 31,
                                                        1998        1997 (1)
                                                    -----------   -----------
ASSETS
------
CURRENT ASSETS:
Cash and short-term investments                     $ 3,867,241   $ 1,818,332
Receivables less allowance for doubtful accounts
 (1998 - $135,804; 1997 - $76,818)                    3,158,799     2,997,010
Inventories                                           1,435,551     1,300,541
Deferred taxes on income                                234,098       220,015
Other current assets                                    293,953       241,823
                                                    -----------   -----------
                                                      8,989,642     6,577,721

LONG-TERM INVESTMENTS, HELD TO MATURITY                 791,012       742,751

FIXED ASSETS:
Property, plant and equipment                        11,615,427    10,925,373
Less accumulated depreciation                        (7,101,298)   (6,803,422)
                                                    -----------   -----------
                                                      4,514,129     4,121,951
EXCESS OF INVESTMENT OVER NET ASSETS OF
 COMPANIES PURCHASED less amortization                1,366,522     1,379,412
DEFERRED TAXES ON INCOME                                239,751       174,084
OTHER ASSETS                                            259,857       189,962
                                                    -----------   -----------

                                                    $16,160,913   $13,185,881
                                                    ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities            $ 2,608,139   $ 2,514,220
Estimated liability for taxes on income                 509,024       425,318
Bank loans                                              697,018       750,303
Dividend payable                                        102,811        93,821
Long-term debt due within one year                       87,500       104,357
                                                    -----------   -----------
                                                      4,004,492     3,888,019

LONG-TERM DEBT                                        3,433,288     1,179,356
POSTRETIREMENT BENEFITS                                 435,331       414,432
OTHER LIABILITIES                                       336,070       322,905
                                                    -----------   -----------
                                                      8,209,181     5,804,712
                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock                                          1,537,171     1,428,624
Income retained for use in the business               8,707,005     8,265,642
Treasury stock at cost                               (2,227,007)   (2,249,765)
Translation adjustment                                  (65,437)      (63,332)
                                                    -----------   -----------
                                                      7,951,732     7,381,169
                                                    -----------   -----------

                                                    $16,160,913   $13,185,881
                                                    ===========   ===========

(1) Restated to reflect the acquisition of Camco International Inc., which has been accounted for as a pooling of interests.



          See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (Unaudited)

                                                                    (Dollars in thousands)
                                                                       Nine Months Ended
                                                                          September 30,
                                                                     1998          1997 (1)
                                                                  -----------   -----------
Cash flows from operating activities:
  Net income after 1998 third-quarter charge                      $   736,353   $   985,623
  Third-quarter charge                                                380,000             -
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                                     845,088       761,400
    Earnings of companies carried at equity,
     less dividends received (Dividends:
     1998 - $671; 1997 - $1,856)                                       (9,150)       (3,473)
    Provision for losses on accounts receivable                        30,382        15,488
    Other adjustments                                                      23        (2,033)
    Change in operating assets and liabilities:
        Increase in receivables                                      (227,513)     (513,855)
        Increase in inventories                                      (152,842)     (221,116)
        (Increase) decrease in deferred taxes
          on income                                                   (14,083)       47,112
        (Decrease) increase in accounts payable
          and accrued liabilities                                    (149,981)       40,796
        Increase in estimated
         liability for taxes on income                                108,657        53,938
        Other - net                                                   (99,378)       85,120
                                                                  -----------   -----------
    Net cash provided by operating activities                       1,447,556     1,249,000
                                                                  -----------   -----------

Cash flows from investing activities:
  Purchases of fixed assets                                        (1,341,785)   (1,067,553)
  Sales/retirements of fixed assets                                    71,863        68,256
  Increase in investments                                          (2,110,202)     (646,155)
  Businesses acquired                                                 (29,996)      (11,753)
  Net proceeds on sale of drilling rigs(2)                                  -       174,000
  (Increase) decrease in other assets                                 (40,592)        1,524
                                                                  -----------   -----------
    Net cash used in investing activities                          (3,450,712)   (1,481,681)
                                                                  -----------   -----------

Cash flows from financing activities:
  Dividends paid                                                     (286,051)     (282,511)
  Proceeds from exercise of stock options                              60,844        76,243
  Proceeds from employee stock purchase plan                           70,461        50,055
  Proceeds from issuance of long-term debt                          3,203,652       325,047
  Payments of principal on long-term debt                            (988,453)      (50,207)
  Net (decrease) increase in short-term debt                          (71,316)      100,565
                                                                  -----------   -----------
    Net cash (used) provided by financing activities                1,989,137       219,192
                                                                  -----------   -----------

Net decrease in cash                                                  (14,019)      (13,489)

Cash, beginning of period                                             147,395       180,105
                                                                  -----------   -----------

Cash, end of period                                               $   133,376   $   166,616
                                                                  ===========   ===========

(1) Restated to reflect the acquisition of Camco International Inc., which has been accounted for as a pooling of interests.

(2) In September 1997, the Sedco Forex semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which Schlumberger has a 25% interest. The rigs are operated by Sedco Forex under bareboat charters. The gain on sale was deferred and is being amortized over a six-year period. This transaction had no effect on 1997 third quarter results and will have no significant impact on future results of operations.

                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                              STOCKHOLDERS' EQUITY
                              --------------------
                                  (Unaudited)

                                                                                        (Dollars in thousands)


                                    Common         Stock
                                ---------------------------     Retained      Translation   Comprehensive
                                    Issued      In Treasury      Income        Adjustment      Income
                                -------------  -------------  -------------  -------------  -------------
Balance, January 1, 1998        $   1,428,624  $  (2,249,765) $   8,265,642  $     (63,332) $           -


Net Income                                                          736,353                       736,353

Translation adjustment                                                              (2,105)        (2,105)

Dividends declared                                                 (294,990)

Shares sold to optionees,
 DSPP and fees                       108,547          22,758
                                -------------  -------------  -------------  -------------  -------------

Balance, Sept. 30, 1998         $   1,537,171  $  (2,227,007) $   8,707,005  $     (65,437) $     734,248
                                =============  =============  =============  =============  =============




                 See notes to consolidated financial statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1997 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year.

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

The following is a reconciliation from basic earnings per share to diluted earnings per share for the third quarter and nine months of 1998:

                (Stated in thousands except per share amounts)

Third Quarter
-------------                        Average
                          Net        Shares       Loss
                          Loss     Outstanding per share
                       ----------  ----------- ----------
Basic                  $  (29,475)     545,110 $    (0.05)
Effect of dilution:
 Options                                 8,448
 Warrants                                7,215
                       ----------- -----------
Diluted                $  (29,475)     560,773  $   (0.05)
                       =========== =========== ===========

Nine Months
-----------                          Average
                       Net           Shares     Earnings
                       Income      Outstanding  per share
                       ----------   -----------  ---------
Basic                  $  736,353      543,800   $   1.36
Effect of dilution:
 Options                                10,900
 Warrants                                8,437
                       ----------   -----------
Diluted                $  736,353      563,137   $   1.31
                       ==========   ===========  =========

CONTINGENCIES
-------------

The Company and its subsidiaries comply with government laws and regulations and responsible management practices for the protection of the environment. The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials. Substantially all such costs relate to monitoring and maintenance requirements at facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, future technology, regulatory changes and other factors, it is possible that the ultimate costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

               Third Quarter 1998 Compared to Third Quarter 1997
               -------------------------------------------------

Third quarter operating revenue was $2.93 billion, 1% below the same quarter last year.

Before the third quarter charge discussed below, net income and diluted earnings per share were $351 million and $0.63, 9% and 7% lower, respectively, than the same period last year.

Oilfield Services revenue was flat with third quarter 1997. Contract drilling results remained strong, while seismic services and rig activity related businesses, including pressure pumping, wireline and directional drilling services, declined versus last year. A reduction in North American activity was partly offset by increases in Europe, Africa and the Middle East.

Measurement & Systems revenue decreased 3% compared with the same period last year. Revenue at Test & Transactions was flat, while Resource Management Services decreased 6%.

An after-tax charge of $380 million ($0.68 per share) was taken this quarter. This charge relates to merger costs and the costs of actions taken to adjust operations in light of the current and expected levels of activity.

Business Review
                                     (Stated in millions)

                           Oilfield Services    Measurement & Systems
                        ----------------------  ---------------------
Third Quarter            1998    1997  % change   1998    1997 % change
-------------            ----    ----  --------   ----    ---- --------
Operating Revenue      $ 2,229 $ 2,243    (1)%    $ 704  $ 726    (3)%
Operating Income(1)    $   435 $   474    (8)%    $  -   $  29  (100)%

(1) Operating income represents income before income taxes, excluding interest expense, interest and other income and the third-quarter 1998 charge.

OILFIELD SERVICES

Oilfield Services operating revenue was flat during the third quarter, with increases of 22% in contract drilling and 8% in data services being offset by declines in other oilfield services. Europe and North Africa reported significant revenue growth, while revenue in North America decreased compared with last year. The worldwide rig count declined 21%.

On October 21, Schlumberger and Smith International, Inc. announced the signing of a memorandum of understanding for the creation of a drilling fluids joint venture, which will be the world leader in drilling and completions fluids products and services. The joint venture will enhance Schlumberger participation in the Integrated Fluids Engineering process, which improves drilling efficiency and maximizes reservoir performance while lowering total well costs. Schlumberger will also broaden its integrated solutions offerings through participation in the solids control and waste remediation business.

NORTH AMERICA

Revenue was 18% lower than in the third quarter of 1997, representing 20% of consolidated revenue, while the number of drilling rigs fell 28%.
Operating income decreased by 67%. Severe weather disruptions in the Gulf of Mexico also reduced revenue and earnings.

Schlumberger and Burlington Resources have signed a five-year, $8-million services contract for GeoQuest Powerhouse* center-based exploration and production data management services and Finder* data management software. The PowerHouse service provides a seamless data environment enabling the reduction of project cycle time, improved data quality and increased productivity of professional staff.

An integrated services team performed the first successful coiled tubing-based reentry operation in the Gulf of Mexico, demonstrating cost effective well construction and evaluation without involving a conventional drilling rig. Operating from a vessel in more than 100 feet of water, the team deployed coiled tubing to cut a window in the side of the existing well, drill a new well and evaluate the reservoir using VIPER* and SlimAccess* technology.

OUTSIDE NORTH AMERICA

In spite of a fall in rig count of 10%, revenue grew 7%, representing 57% of consolidated revenue, and operating income grew 14%.

A major gas producer in Indonesia contracted Schlumberger data management services to assess its production data handling environment. The Schlumberger team, including engineers, geoscientists and information technology specialists, is involved in defining the optimal requirements for replacement of computer hardware and software and assessing Year 2000 implications.

Schlumberger production enhancement engineers assigned to the customer's office - a first for the West African Geomarket - collaborated with the customer to design a coiled tubing treatment program that optimized return on investment for the project, boosting field performance by 12,000 barrels of oil per day (BOPD).

CAMCO

Schlumberger completed the acquisition of Camco International Inc. on August 31, further enhancing the capability of Schlumberger Oilfield Services to offer premium reservoir optimization solutions and systems. Examples of important synergies between the main divisions of Camco and Schlumberger Oilfield Services include:

- The Camco Drilling Group and Schlumberger drilling services complement each other in the areas of drilling performance improvement and rotary steerable systems;

- Production Operators provides additional competencies for production maximization;

- Camco Products and Services and Reda strengthen the Schlumberger offering in completions and reservoir optimization.

An Advanced Technology Group has been created to accelerate the development of innovative completion solutions as part of the IRO* Integrated Reservoir Optimization initiative. The Group will initially focus on multilateral completions and services, advanced instrumented completion systems and sandface completions and service support.

CONTRACT DRILLING ACTIVITY

Revenue from contract drilling operations grew 22% compared with the same quarter last year. Offshore rig utilization was higher than last year, with jackup utilization at 100%, and semisubmersible utilization at 95%. The utilization onshore was 91%, compared with 93% a year ago. At the end of the quarter, the offshore fleet included 26 semisubmersible rigs, 2 drillships, 16 jackups, 1 lake barge and 4 tenders. Onshore, the land fleet consists of 27 land rigs, 7 swamp barge rigs, 12 workover units and 5 snubbing units. Additionally, there were minority joint venture interests in 2 jackups, 1 multipurpose service vessel and 8 land rigs. Ten of the offshore rigs were under bareboat charter or management contract.

TECHNOLOGY HIGHLIGHTS

Aimed at enhancing value through improving productivity and efficiency and reducing overall costs, Schlumberger introduced several notable technological developments during the quarter.

In September, Schlumberger advanced the use of high-performance 3D data visualization in the oil and gas industry through the introduction of GeoViz* software and the Alternate Realities Corporation's VisionDome** system, for which Schlumberger is the exclusive licensed reseller to the industry. This combination provides geoscientists and engineers with the first fully immersive, portable, virtual-reality environment for constructing 3D models of subsurface reservoirs, selecting drilling targets and designing well trajectories to maximize oil and gas recovery.

Schlumberger seismic services created the first time-lapse 3D-called
4D-seismic volume map designed to show reservoir changes over the lifetime of an offshore oil field in the UK North Sea. In this case, the type of production facilities ruled out conventional reservoir monitoring techniques using time-lapse wireline logging of downhole production and water saturation. Hydrophones were installed in the seabed over the reservoir in 1995, and both seabed and surface seismic surveys were run. Repeating the surveys over the same area using the already embedded hydrophones provided two pairs of time-lapse 3D data sets to be evaluated by the oil company. Aided by direct hydrocarbon indicator processing, 4D seismic analysis using repeated 3D surveys has proved effective in monitoring fluid movements in the reservoir following production. Also during the quarter, the recently converted Geco Triton (formerly American Champion) successfully completed 10-streamer operations in the North Sea before joining Geco Topaz on a 7500-km2 [3000-mi2] project offshore West Africa.

Among the notable innovations in Schlumberger drilling services, Schlumberger successfully ran the first RAPIDAccess* multilateral completion system for an oil company in North America. The installation of this novel completion allowed the customer to double the reservoir penetration. In West Africa, the new AIM* At-bit Inclination Measurement technology was used to keep a well within a one-foot target window, providing unsurpassed accuracy in well placement.

During the quarter, two fluid technologies for maximizing drilling and production efficiencies were introduced. The DeepCRETE* cementing system, designed to address the challenges associated with well construction in deep water, helped customers improve performance and reduce overall costs in Norway, Gabon, Congo and Nigeria. The new STARDRILL* drill-in fluid, used while drilling through the reservoir, improved hydrocarbon production rates by limiting damage to the reservoir from the drilling process in wells in Equatorial Guinea, Norway and Gabon.

SERVICE INITIATIVES

Schlumberger has created two additional groups that extend integrated solutions capabilities beyond the traditional project management function. The Support Center Group renders technical and commercial support on production management, field development and Integrated Reservoir Optimization project evaluation. The Coiled Tubing Drilling (CTD) Group provides expertise to furnish oil and gas companies with enhanced and more fully integrated CTD solutions.

During the quarter, the MaxPro* initiative was launched to maximize the productivity of oil and gas wells. The MaxPro initiative, involving a new organization and new technology, offers solutions spanning an entire range of production services, including perforating, cement evaluation, reservoir monitoring, completion services, corrosion monitoring, well repair, production monitoring and diagnosis. To date, five major MaxPro locations have been set up in Asia, Europe and North America.

The latest in a series of new MaxPro technologies was also introduced in the third quarter - the breakthrough PS PLATFORM* wireline production logging tool that provides monitoring and diagnosis of fluid flow in producing oil and gas wells. The PS PLATFORM service enables oil and gas companies to benefit from more accurate measurements and greatly enhanced operational efficiency through real-time answers, faster operating speed and smaller, lighter and more rugged tools. PS PLATFORM technology provides the measurements for more accurate well diagnoses and is one of the vehicles for future developments critical to optimal management of the reservoir.

MEASUREMENT & SYSTEMS

Test & Transactions revenue was flat compared with the third quarter of last year. Orders decreased 24%. The growth in smart cards was attributable to a sales increase of 22% for cellular phone SIM (subscriber identity module) cards and a 50% increase for banking and financial cards. Regionally, North American card sales improved 41%, while European and Asian sales both grew 8%. During the quarter, Schlumberger became the number one producer of smart cards. Compared with last year, Parking and Mass Transit Systems rose 25%, following the successful introduction of the new Stelio* parking system. Automated Test Equipment (ATE) revenue decreased 22% versus last year. Semiconductor Test and Automated Handling Systems activity in North America and Asia declined during the quarter. Diagnostic Systems experienced an increase in revenue, resulting from sales of the newly launched IDS 2000* flip-chip optical probe system. Consistent with the current business cycle, initiatives have been launched to reduce operating expenses, while maintaining investment in new product development. Our Retail Petroleum Systems activities were sold to Tokheim Corporation on October 1.

Resource Management Services revenue fell 6% compared with the third quarter of 1997. Europe was down 4%, largely due to the lower activity in France caused by the ongoing shift from electromechanical to electronic products in the local electricity market, reduced purchases by domestic water utilities and a decline in export shipments to the CIS and Asia. Germany was down significantly due to a 60% drop in the industrial gas business, lower sales of gas pressure regulators and price reductions in the heat and water businesses. Asia fell 49% on lower shipments across all countries. North America dropped 6% due to a reduced electricity networking market and uncertainties related to electricity deregulation in the US. Orders decreased 11% against last year. Europe was negatively affected by a decline in UK activity. Asian orders fell 58% due to the shrinkage of local markets. North American orders were lower by 15%, reflecting the phaseout of the construction service business and the weakened market for major product lines.

During the quarter, the new QUANTUM* Q1000 high-end electrical meter was introduced with initial shipments made to Electricite de France (EDF).
Delivery of long-life, single-phase electromechanical electricity meters also commenced to Shanghai Power from the Mecoindo manufacturing facility in Indonesia. A six-year contract was signed with the South Australia water utility to meet their metering requirements. In South Africa, a five-year contract was signed to manage and maintain a prepayment electricity system on a shared-benefit basis for an area where 850,000 people live. The Resource Management Services (RMS) business signed agreements in Europe and North America with Itron, Inc. for the mutual licensing and distribution of Automatic Meter Reading
(AMR) technology.

Interest and other income increased $13 million from the same period last year primarily due to a $18 million increase in interest income (higher average investment balances). Gross margin decreased from 28% to 27% excluding the third quarter charge. Research and engineering expense increased 6% from last year representing 4.7% of operating revenue compared with 4.3% in 1997. Marketing expense was up 14%. General expense, expressed as a percentage of operating revenue, increased from 3.4% to 3.8%. Interest expense increased $16 million, of which $13 million was related to the financing of the Camco merger. Excluding the third quarter charge, the effective tax rate of 19% decreased five percentage points from last year.


           FIRST NINE MONTHS 1998 COMPARED TO FIRST NINE MONTHS 1997
           ---------------------------------------------------------

Net income for the first nine months of $736 million and diluted earnings per share of $1.31 were 25% and 26%, respectively, below the same period 1997. Before the third quarter charge, net income and diluted earnings per share were $1.1 billion and $1.99, 13% above 1997. Operating revenue for the first nine months was $9 billion, 8% higher than 1997.

Oilfield Services revenue increased 9%, while rig count worldwide declined 7%. Operating income grew 11%. Contract drilling and data services contributed significantly to the results.

Measurement & Systems revenue grew 4%. Revenue at Test & Transactions was up 18%, while Resource Management Services decreased 8%.


BUSINESS REVIEW
                                       (Stated in millions)

                           Oilfield Services     Measurement & Systems
                        ----------------------   ----------------------
Nine Months             1998    1997  % change    1998    1997  % change
-----------             ----    ----  --------    ----    ----  --------
Operating Revenue     $ 6,829 $ 6,251     9%    $ 2,214 $ 2,137     4%
Operating Income(1)   $ 1,374 $ 1,234    11%    $    72 $    95   (24)%

(1) Operating income represents income before income taxes, excluding interest expense, interest and other income, and the third-quarter 1998 charge.


OILFIELD SERVICES

Operating revenue for Oilfield Services rose $578 million (9%) over last year. Substantial increases were posted by contract drilling, up 28%, data services, up 20%, pumping and cementing, up 7%, and marine seismic services, up 6%. Revenue in South America, Europe and Asia regions increased significantly from last year.

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

NORTH AMERICA

Revenue increased 3% from the same period last year while operating income decreased 11%. Rig count fell 10%.

In spite of an activity slowdown in North America, gas well-related market and demand for MDT* Modular Formation Dynamics Tester service experiened growth, due to its new sampling and reservoir characterization techniques, delivering greater operating efficiency. Wireline services successfully completed the deepest logging job ever performed in the Gulf of Mexico, using innovative packaging and design techniques to overcome the high-temperature and high-pressure well conditions.

Sand Control, which has been shown to improve well productivity, was widely accepted by clients with its ClearFRAC* fracturing fluid, the industry's first polymer-free fluid.

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

OUTSIDE NORTH AMERICA

Outside North America revenue was up 12%. Operating income rose 21%. Rig count declined 4% from last year. Latin America recorded a gain of 16% from last year, followed by Asia, up 17%. Drilling activity was up 28% reflecting improved utilization levels and higher activity.

Marine seismic activity increased 7% from last year driven by higher streamer capacity and new technology. The implementation of the ultra-slim NESSIE*4 seismic streamer, which provides improved data quality compared with other 4C systems, was a result of a major upgrade of the Geco Resolution to eight-streamer capacity. The increased demand for multicomponent seismic acquisition led to a major conversion of the Geco Angler to operate as a dedicated, multicomponent 3D survey vessel. Schlumberger now offers a complete range of networked seismic services, including onboard processing, onshore processing and the new SeisConnect* data communication service. The SeisConnect service combines the convenience of an oil company's in-house processing operation with the massive computing power of our seismic processing hub.

Innovative interpretation techniques, developed for advanced technology measurements, are improving production through optimal well completion. In particular, the images acquired by the RAB* Resistivity-at-the-Bit LWD tool now identify the highest potential formations during the drilling process resulting in greater cost-effectiveness for the client.

SCALE BLASTER* technology, deployed on coiled tubing, has provided clients with a highly effective and valuable way of improving production without a rig intervention.

The worldwide introduction of the VISION475* MWD/LWD system for small-diameter wells has been highly successful. This application gives clients improved confidence in evaluating the growing number of horizontal and highly deviated wells and reentry wells. The use of key acoustic velocity information during drilling has significantly increased following the introduction of the slimmer 6.75-inch ISONIC* logging-while-drilling tool.

The PLATFORM EXPRESS* service and the new CMR-200* combinable magnetic resonance technology are gaining recognition for its superior measurement of hydrocarbon type and quantity.

Schlumberger entered into strategic alliances with two Russian oil companies, Yukos and Sibneft, which will enable them to outsource an agreed level of oilfield services in their Russian oil fields over the next five years. Schlumberger will be the sole provider of services on a number of selected fields under development by Yukos and Sibneft. In keeping with its long-standing policy, Schlumberger will remain an independent service provider and will not take ownership of reserves or production.

MEASUREMENT & SYSTEMS

Revenue increased 4% from last year. Strong growth at Smart Cards & Terminals and Automatic Test Equipment (ATE) more than offset the decline in metering activities. Operating income fell 24%.

During the first nine months, Smart Cards & Terminals revenue rose 26%, primarily due to higher smart card shipments. Orders increased 25%. Revenue for smart cards was up 29% over last year with strong demand for SIM (subscriber identity module) cards and higher shipments of microprocessor cards for financial applications. Revenue for point-of-sale terminals more than doubled driven by the success of the MagIC* 9000 portable handheld electronic payment terminal and shipments of Delta* 21 terminals. Parking and Mass Transit Systems was up 24% from last year due to the new Stelio system. Regionally, revenues for Asia, North America and Europe were up 106%, 24% and 17%, respectively. Revenue for Automated Test Equipment was 16% higher than last year reflecting the demand for 400-MHz high-end logic testers and the newly introduced IDS 2000* flip-chip optical probe system. Orders for ATE declined 50%.

Resource Management Services revenue was down 8% from last year. Asia revenue was down 37% on lower shipments across all countries. Europe was down 10% with the most significant shortfall in France, down 9%, as the electricity business was severely impacted by the ongoing technology shift from electromechanical products toward electronic products. Orders were down 9% from last year. Germany activity fell 11% from lower sales of residential and industrial gas meters and pressure regulators. UK sales suffered a 10% decline reflecting weaker demand on gas meters and lower installation work by Maclean & Nuttall. Italy revenue was down significantly reflecting decreased orders from ENEL and a price drop in the electricity market. These declines were offset by improvements in South America and CIS.

Interest and other income increased $44 million from the same period last year primarily due to a $43 million increase in interest income (higher average investment balances). Gross margin remained at 28% excluding the third quarter charge. Research and engineering expense increased 13% from last year representing 4.8% of operating revenue compared with 4.5% in 1997. Marketing expense was up 11%. General expense, expressed as a percentage of operating revenue, remained at 3.8%. Interest expense increased $26 million of which $13 million was related to the financing of the Camco merger. Excluding the third quarter charge, the effective tax rate of 22% decreased one percentage point from last year.


YEAR 2000 READINESS DISCLOSURES
-------------------------------

OVERVIEW

The "Year 2000 issue" is the inability of computers and computing technology to correctly process the year 2000 date change. The Company recognizes that the Year 2000 issue creates a significant uncertainty to its business, and has established a proactive, Company-wide Year 2000 readiness program (the "Program"). As part of the Program, most non-ready systems will be replaced or upgraded with new systems that will provide certain competitive benefits, as well as ensure Year 2000 readiness to minimize customer and shareholder business disruptions caused by this issue. A Company-wide task force was formed in late 1997 to provide guidance to the Company's business units and monitor progress of the Program. The Company has also consulted with and engaged various third parties, including outside consultants and service providers, to assist the Company in its Program efforts.

Overall the Program is proceeding on schedule. In 1994, the Company decided to upgrade its main internal business systems with Year 2000-ready programs such as SAP R/3*** ("SAP") and QAD MFG/PRO**** ("MFG/PRO"). This is expected to be complete in 1999. Those aspects of the Company's internal business systems that are not scheduled to be covered by this upgrade effort are being separately addressed through an upgrade of existing legacy systems to Year 2000-ready status.

Due to the Company's centralized engineering/manufacturing profile, more than 80% of Year 2000 efforts affecting products and services have been concentrated in our major engineering and manufacturing sites. The Company's key products and services are on schedule to be Year 2000 ready by March 1999. As part of the Program, all of the Company's engineering/manufacturing business units have active Year 2000 efforts underway to meet this schedule. A Year 2000 Quality Assurance program also is in place to maintain strong project discipline and to monitor and report Program issues and progress to management.

Also under the Program is a project to have the Company's field operating units Year 2000 ready by June 1999 on all key business applications, products, and services not covered by the engineering/manufacturing efforts.

PROGRAM

The Program uses a business risk assessment and prioritization approach, and is intended to produce Year 2000-ready products/services and to minimize disruptions in business operations. The Program is divided into three major readiness categories: Assets, Information Technology ("IT"), and Commercial. Within each category, there are two Program stages:

 . Stage I: Assessment and Preparation - this stage focuses on up-front planning, data gathering and correction planning. This includes raising Year 2000 awareness; carrying out a detailed business unit asset inventory; assessing the scope of the Year 2000 problem; determining appropriate corrections, testing/validation, acceptance and deployment approaches; and preparing project plans and budgets.

 .  Stage II: Repairs, Testing, and Deployment - this stage focuses on "fixing"
   Year 2000 problems (and testing these fixes), followed by user-acceptance, re-deployment and operational validation of the fixed (i.e., repaired, replaced, etc.) systems.

Assets. This category consists of (1) products and services the Company either sells or uses to provide services to our customers, and (2) hardware and software associated with embedded computer chips that are used in the operation of our products and facilities. Program progress under this category is on schedule with the majority of Stage I activities completed; most business units are now implementing Stage II activities. The Company expects activities associated with Asset Year 2000 readiness to be completed by March 1999.

Information Technology. This category deals with traditional IT infrastructure, such as business applications, computer hardware/software, IT networks, and communication equipment. The implementation of the MFG/PRO system is on schedule and should be fully operational in all assigned areas by March 1999. Implementation of the SAP system is scheduled to be completed in the United States, Canada, United Kingdom, and Norway by October 1999. Both as a contingency plan (for any delays in SAP migration) and to cover other areas of the world where SAP is not scheduled for deployment by 2000, the Company has developed and implemented a contingency plan to repair associated legacy systems. This contingency plan, which continues to evolve, addresses the use of independent contractors, legacy system vendors, and Company employees to re-write and test certain software modules. This contingency program is on schedule and expected to conclude by August 1999. The activities associated with other systems in this IT category (computer hardware/software, IT networks, and communications equipment) also are on schedule. Stage I activities have been completed and the majority of the business units are implementing their Stage II activities. The Company expects activities associated with this category to be completed by mid-1999.

Commercial. This category deals with the Company's efforts to avoid being adversely affected by Year 2000 issues from external entities (suppliers, financial institutions, service providers, etc.) not affiliated with the Company. Stage I of the Program includes a process for mitigating the Year 2000 issues associated with key suppliers. The Company is communicating with its key suppliers, business partners, and customers seeking their assurances that they will be Year 2000 ready. Based on responses, the Company will develop contingency plans for those areas that pose significant risk from the Year 2000 issue; however the Company could potentially experience disruptions to some aspects of its operations from non-compliant systems utilized by unrelated third party entities. Work in this category is on schedule. The majority of the business units have completed their Stage I activities and are implementing their Stage II efforts (which are expected to be completed by March 1999).

CONTINGENCY PLANNING

The Company will review the activities associated with each category and determine those activities at risk of not being completed in time to prevent a Year 2000 disruption. Appropriate contingency plans will then be designed for each of the "at risk" activities to provide an alternative means of functioning which minimizes the effect of the potential Year 2000 disruption, both internally and on the Company's customers. These contingency planning activities will begin in December 1998 and are expected to be on-going through June 1999.

COSTS

Year 2000 Program funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have an adverse material impact on the Company's financial condition or liquidity. The Company in recent disclosures estimated the cost to address its Year 2000 issues to be $40 million
- $60 million. Using the Quality Assurance data collected during third quarter of 1998, the overall estimated costs of the Program are $60 million with an approximate breakdown of costs estimated at: 28% for employee resources (approximately 120 man years), 27% for IT related upgrades and repair, and 45% for non-IT embedded chip technology. It should be noted that these costs do not include the normal upgrading of business and financial systems that would be Year 2000 ready such as SAP and MFG/PRO, or rationalization costs of Year 2000-ready technology already defined by our business plans.

RISKS

Dates and schedules for the Company's Year 2000 Program are based on management's best estimates, which involve numerous assumptions including (but not limited to): the results of Stage I assessments; the continued availability of certain resources; third-parties' Year 2000 status and plans; and other factors. There can be no guarantee that these estimates will be achieved, or that there will not be delays in, or increased costs associated with, implementation of the Year 2000 Program. Specific factors that might cause differences between present estimates and actual results include, but are not limited to, the availability and cost of skilled personnel, consultants, and independent contractors; the ability to locate and correct all relevant computer code; timely and effective action by third-parties and suppliers; the ability to implement interfaces between Year 2000-ready systems and those systems not being replaced; and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 issues (partially attributable to the interconnection of global businesses), the Company cannot confidently predict its ability to resolve appropriately all Year 2000 issues that may affect its operations and business or expose it to third-party liability.

The failure to correct a Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations and financial condition. Due to the uncertainties described above, the Company presently is unable to determine whether the consequences of such Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


EURO DISCLOSURES
----------------

On January 1, 1999, the euro will become the official single currency of the Economic and Monetary Union. As of this date, the conversion rates of the national currencies of the eleven Member States adopting the euro will be fixed irrevocably. The national currencies will initially remain in circulation as non-decimal sub-units of the euro and will be replaced by euro bills and coins by July 2002. During the transition period between January 1999 and January 2002, public and private parties may pay for goods and services using either the euro or the national currency on a "no compulsion, no prohibition" basis.

A "Euro Readiness Program" has been established throughout Schlumberger to ensure that all business segments meet the euro requirements. To this effect a Euro Steering Committee has been established and, to maintain focus on Schlumberger's euro implementation program, Project Teams have been set up throughout the Company. Deadlines and objectives are being set for the completion of the euro implementation plans by the end of 1998. These plans will cover both phases of the euro implementation. Initially ensuring that, progressively through 1999, all business units of Schlumberger will be able to transact in the euro. Thereafter, ensuring that during the transitional period all corporate, financial, commercial, employment, and other documentation that refer to the participating currencies are converted to the euro in accordance with the regulatory requirements.

During the transition period conversion rates can no longer be computed directly from one participating currency to another. Instead, a triangulation algorithm will be applied which requires that national currency amounts be converted first to the euro according to the fixed conversion rates before being converted into the second national currency. This requires specific conversion modules to be included in business information systems. Furthermore, such programs will be required to provide the additional functionality needed to convert all participating currency denominated financial data to the euro. A review of all financial information systems has commenced and their functionality for processing euro transactions is being tested.

Schlumberger recognizes that the euro will affect its various businesses differently. Oilfield Services operates in an essentially US dollar-denominated environment in which the introduction of the euro is expected to have limited consequences. Testing transactions will be affected in terms of the ability of products such as smart cards and terminals to process euro transactions. Resource Management Systems, which has now set up a pan-European manufacturing structure covering all European Union markets, expects to participate in the general growth generated by the euro. The increased price transparency created by the euro accompanied with deregulation and increased competition among our customers, the utilities, should also contribute to providing new "solutions" opportunities in these businesses. The full assessment of the effects the euro will have on each business segment is incomplete and hence the Company cannot as yet make a final conclusion on the anticipated business impacts the introduction of the single currency will have.

Based upon results to date, the Company believes that the implementation of the euro can be performed according to the timeframe defined by the European Union. The Company does not expect the total cost of addressing this issue to be material to financial condition, results of operations and liquidity. This cost estimate does not include the normal upgrading of business and financial systems that would be euro ready.




*    Mark of Schlumberger
**   VisionDome is a registered trademark of Alternate Realities Corporation
***  SAP and R/3 are registered trademarks of SAP AG
**** MFG/PRO is a registered trademark of QAD

                          PART II.  OTHER INFORMATION
                          ---------------------------




Item 6: Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits: Exhibit 99(1) Press Release dated October 21, 1998 headed
                            "Schlumberger and Smith International Announce Fluids Joint Venture".



(b) Reports on Form 8-K:(1) Report dated August 31, 1998, filed as of September
                            15, 1998, to report on the completion of the acquisition of Camco International, Inc., a Delaware Corporation.

                        (2) Report 8-K/A dated August 31, 1998, filed as of
                            October 30, 1998.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.



                                        Schlumberger Limited
                                           (Registrant)



Date: November 13, 1998                 /S/ Arthur Lindenauer
      -----------------                 ----------------------
                                        Arthur Lindenauer
                                        Executive Vice President - Finance
                                        and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.         Description                                          Page
----------          -----------                                          ----

99                  Press Release dated October 21, 1998 headed           24
                    "Schlumberger and Smith International Announce
                    Fluids Joint Venture".