Form 10-K405
period 1998-12-31
SCHLUMBERGER LTD /NY/
filed 1999-03-30
CIK 87347

                                                                            1998

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                                  (Mark One)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  --                               ACT OF 1934

                     For fiscal year ended December 31, 1998
                                           -----------------

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from            to
                                          -----------    ------------

                          Commission File Number 1-4601

                    Schlumberger N.V. (Schlumberger Limited)
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


Netherlands Antilles                                               52-0684746
--------------------                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

277 Park Avenue
New York, New York, U.S.A.                                         10172-0266

42, rue Saint-Dominique
Paris, France                                                        75007

Parkstraat 83,
The Hague,
The Netherlands                                                     2514 JG

------------------------                                         ---------------
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

         YES    X                                           NO
               ----                                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]

As of February 24, 1999, the aggregate market value of the voting stock held by non-affiliates, calculated on the basis of the closing price on the NYSE Composite Tape, was $26,259,648,203.

As of February 24, 1999, Number of Shares of Common Stock Outstanding:
546,364,592.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated:

         Definitive Proxy Statement for the Annual General Meeting of Stockholders to be held April 14, 1999 ("Proxy Statement"), Part III.


                           (Cover page 2 of 2 pages)

PART I
------

Item 1     Business
------     --------

All references herein to "Registrant" and "Company" refer to Schlumberger Limited and its consolidated subsidiaries. Registrant operates four businesses:
(l) Oilfield Services, (2) Resource Management Services, (3) Test & Transactions, and (4) Cable & Wireless Omnes. Due to immateriality, Cable & Wireless Omnes is not a reportable segment for financial reporting purposes.

Oilfield Services
-----------------

Oilfield Services provides exploration and production services required during the life of an oil and gas reservoir: seismic data acquisition, processing and interpretation; drilling rigs; completion services, directional drilling and real-time drilling analysis; drill bits; cementing and stimulation of wells; completion service and equipment; wireline logging; well evaluation, testing and production; gas compression systems; integrated data services and software, and project management. Services comprise formation evaluation, well testing and production services for oil and gas wells: borehole measurements of petrophysical, geological and seismic properties; cement and corrosion evaluation; perforating; modular production systems; permanent monitoring and control systems; production logging, and light remedial and abandonment services, and engineering and pumping services for cementing, drilling fluids, fracturing, acidizing, sand control, water control applications; gas lift equipment, subsurface safety systems, packers and completion accessories, slickline tools and service, coiled tubing and nitrogen service, PDC and natural diamond drill bits, roller cone bits, steerable rotary drilling systems, electric submersible pumping systems, ESP completion accessories, ESP power cable, contract gas compression systems and maintenance, seismic data acquisition, processing and interpretation services for marine, land and transition zone; seismic reservoir monitoring and characterization services; fully integrated project management including survey evaluation and design services; acquisition, processing and sales of non-exclusive surveys; contract drilling services, offshore and on land, with dynamically positioned drillships, semisubmersibles, jackup rigs, drilling tenders, swamp barges and land rigs; real-time drilling services: directional drilling, measurements-while-drilling and logging-while-drilling; exploration and production solutions for optimizing the value of oil and gas reservoirs: integrated software systems, data management solutions and processing and interpretive services; and project management and well engineering services: selection of optimum oilfield technology; implementation of safety and quality management systems; coordination and management of operations for well construction, production and field development projects.

As of February 1, 1998, the business was organized in two groups, Solutions and Products. The Solutions Group is now organized into four geographic areas to develop, sell and implement all oilfield services as well as customized and integrated solutions to meet specific client needs. The Products Group is responsible for product development across the organization as well as training and technical support for each type of service in the field to ensure the highest standards of service to clients.

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

Resource Management Services
----------------------------

Resource Management Services (RMS) is a global solutions provider to electricity, gas and water resource industry clients worldwide, helping them to manage resources and enhance transactions. The RMS group delivers innovative solutions through strategic consulting services combined with smart measurement products, systems and services for creating and sharing value with all clients. It designs systems for management of electricity distribution and usage (residential metering and energy management systems; utility revenue collection systems; commercial, industrial, transmission and distribution measurement and billing products and systems; and load management systems); systems for management of gas usage (residential, commercial and industrial gas meters; regulators, governors, safety valves, stations and systems; gas treatment including filtration, odorization and heating; network management; and prepayment systems); meters and systems for management of residential, commercial and industrial water usage covering the range of effective water distribution management and diverse heat distribution and industrial applications; meter communication systems, including remote metering and wireless communication systems for utility markets; distributed measurement solutions, systems integration and data services; and services, providing software and turnkey installation, repair and maintenance solutions to add value in fully managed projects.

Test & Transactions
-------------------

Test & Transactions supplies technology, products, services, and systems to the semiconductor, banking, telecommunications, and transportation industries. Test & Transactions designs and implements broad-based, customized solutions to help clients improve time to market, optimize their business opportunities and improve their productivity. It designs and manufactures smart and magnetic stripe cards, terminals, equipment and management systems for transactions in a wide range of sectors, including telecommunications, retail and banking, network access and security, parking and mass transit, and campus communities. It also designs and manufactures back-end manufacturing equipment for testing semiconductor devices, including diagnostic systems, automated handling systems and test equipment. It provides metrology solutions for the front-end semiconductor fabrication equipment market and equipment for testing complete electronic assemblies for the telecommunications and automotive industries.

Products of the Resource Management Services and the Test & Transactions industry segments are primarily sold through Registrant's own sales force, augmented through distributors and representatives. The nature of the product range and customer profile allow for transferability of sales personnel and cross-product sales forces in key geographic areas. Such teams operate in Asia, Russia, South America and Central America. Product demand and pricing are affected by global and national economic conditions. The price of products in this industry segment varies from less than one hundred dollars to more than a million dollars. There are numerous competitors with regard to these products, and the principal methods of competition are price, performance, and service.

Cable & Wireless Omnes
----------------------
Cable & Wireless Omnes provides information technology and communications services to oil and gas companies and to companies with operations in remote regions. It offers solutions for wide- and local-area networks, including satellite-based networks, network security, Internet, intranet and messaging.

Year 2000 Issue
---------------

For information describing the Company's estimate of the effects of the Year 2000 Issue on its businesses, refer to pages 24, 25 and 26 of this 10-K Report for information within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and headed "Year 2000 Readiness Disclosure".

Acquisitions
------------

Information on acquisitions made by the Registrant or its subsidiaries appears under the heading "Acquisitions" on commencing page 35 of this 10-K Report.

GENERAL
-------

Research & Development
----------------------

Research to support the engineering and development efforts of Registrant's activities is conducted at Schlumberger Austin Product Center, Austin, Texas; Schlumberger Doll Research, Ridgefield, Connecticut; Schlumberger Cambridge Research, Cambridge, England, and at Fuchinobe, Japan, and Montrouge, France.

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

Customers and Backlog of orders
-------------------------------

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog since it is primarily service rather than product related. Resource Management Services and Test & Transactions had respective backlogs of orders, believed to be firm, of $520 million and $254 million at December 31, 1998, and $446 million and $419 million at December 31, 1997. There is no assurance that any of the current backlog will actually result in sales. About 51% of revenue of Cable & Wireless Omnes comes from data communications and networking services provided to a number of Schlumberger companies. It has no backlog since it is primarily service, rather than product, related.

Government Contracts
--------------------
No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts by the US Government.

Employees
---------

As of December 31, 1998, Registrant had approximately 64,000 employees.

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

Financial Information
---------------------

Financial information by segment for the years ended December 31, 1998, 1997 and 1996 is given on pages 42 and 43 of this 10-K report, within the "Notes to Consolidated Financial Statements".

Item 2     Properties
------     ----------

Registrant owns or leases manufacturing facilities, administrative offices, service centers, research centers, sales offices and warehouses in North America, Latin America, Europe, Africa, Australia, New Zealand, and Asia. Most facilities are owned in fee although a few are held through long-term leases. No significant lease is scheduled to terminate in the near future, and Registrant believes comparable space is readily obtainable should any lease expire without renewal. Registrant believes all of its properties are generally well maintained and adequate for the intended use.

The principal manufacturing facilities related to Oilfield Services are owned in fee. Outside of the United States, they are located at Stonehouse, England; Clamart, France; Fuchinobe, Japan; Belfast, Northern Ireland; Horten and Bergen, Norway; Inverurie, Scotland; and in Singapore.

Within the United States, the principal manufacturing facilities of the Oilfield Services are located in Lawrence, Kansas; Bartlesville, Oklahoma; Austin, Houston, La Marque, Rosharon, and Sugar Land, Texas.

Outside of the United States, the principal owned or leased facilities related to Resource Management Services are located at Adelaide, Australia; Schwechat, Austria; Brussels, Belgium; Americana and Campinas, Brazil; Trois Rivieres, Quebec, Canada; Santiago, Chile; Chongguing, China; Bagnolet, Chasseneuil, Colombes, Hagenau, Macon, Massy, and Reims, France; Berlin, Ettlingen, Hameln, Karlsruhe, and Oldenburg, Germany; Dordrecht, Holland; Godollo, Hungary; Asti, Frosinone, Naples, and Vicenza, Italy; Famalicao, Portugal; Atlantis, South Africa; Leon, Spain; Taipei County, Taiwan; Kiev, Ukraine; Basingstoke, Great Harwood, Port Glasgow, Stretford, and Warrington in the United Kingdom, and Montevideo, Uruguay.

Within the United States, Resource Management Services facilities are located in Tallassee, and Montgomery, Alabama; Norcross, Georgia; Owenton, Kentucky, and Oconee, South Carolina.

Outside of the United States, the principal owned or leased facilities of Test & Transactions are located in Changsha, Hong Kong and Shenyang, China; Besancon, Orleans, Pont Audemer, and Chambray-les-Tours, France; Frankfurt, Germany; Fuchinobe, Japan;

Barcelona, Spain; Hsinchu, Taiwan; Felixstowe, Ferndown and Reading in the United Kingdom.

Within the United States, facilities of Test & Transactions are located in Mobile, Alabama; San Jose and Simi Valley, California; Owings Mill, Maryland; Concord, Massachusetts; Moorestown, New Jersey, and Columbus, Ohio.

The following locations serve both Resource Management Services and Test &
Transactions: Mulgrave, Australia; Montrouge, France; Milan, Italy; New Delhi, India; Jakarta, Indonesia; Kuala Lumpur, Malaysia; St. Petersburg, Russia, and Felixstowe in the United Kingdom.

Outside of the United States the principal facilities (all leased) related to Cable & Wireless Omnes are located in London, England; Caracas, Venezuela; Montrouge, France; and Jakarta, Indonesia. Within the United States, its principal facilities are located in Houston, Texas.

See also "Research & Development", on page 3 for a description of research facilities.

Item 3     Legal Proceedings
------     -----------------

The information with respect to Item 3 is set forth under the heading "Contingencies" (page 41 of this 10-K report) within the "Notes to Consolidated Financial Statements" as part of Item 8, "Financial Statements and Supplementary Data".

Item 4     Submission of matters to a vote of security holders
------     ---------------------------------------------------

No matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The executive officers of the Registrant, their ages as of March 1, 1999, and their five-year business histories are as follows:

                                                         Present Position and Five-Year Business
Name                                        Age                        Experience
------------------------------------------------------------------------------------------------
D. Euan Baird                               61           Chairman, President and Chief
                                                            Executive Officer since prior to 1992.

Victor E. Grijalva                          60           Vice Chairman since April 1998;
                                                         Executive Vice President - Oilfield
                                                            Services 1994 to April 1998;
                                                         Executive Vice President for Wireline,
                                                            Testing & Anadrill 1992 to 1994.

Jack Liu                                    49           Executive Vice President , Chief
                                                            Financial Officer,  and Chief Accounting
                                                            Officer since January 1999;
                                                         Controller July 1998 to December 31, 1998;
                                                         President - Measurement & Systems Asia
                                                            October 1993 - June 1998.

                                                     Present Position and Five-Year Business
Name                                      Age                    Experience
------------------------------------------------------------------------------------------------
Clermont  A. Matton                        57        Executive Vice President - Resource
                                                        Management Services since June 1997;
                                                     Executive Vice President - Measurement &
                                                        Systems 1993 to June 1997;
                                                     Executive Vice President -
                                                        Technologies 1992 and prior.

 Irwin Pfister                             53        Executive Vice President - Test &
                                                        Transactions since June 1997;
                                                     General Manager - Automated Test
                                                        Equipment June 1997 and prior.

Chadwick Deaton                             46       Executive Vice President - OFS Products
                                                        since January 1999;
                                                     Executive Vice President - OFS Solutions
                                                        February 1998 to January 1999;
                                                     President - Dowell August 1995 to
                                                        February 1998;
                                                     Director of Personnel - Wireline & Testing
                                                        November 1994 to August 1995;
                                                     Vice President - Drilling Fluids (Dowell)
                                                        November 1994 and prior.

Andrew Gould                                52       Executive Vice President - Oilfield  Services
                                                        since January 1999;
                                                     Executive Vice President - OFS Products
                                                        February 1998 to January 1999;
                                                     President - Wireline & Testing October 1993
                                                        to February 1998;
                                                     President - Sedco Forex
                                                        September 1993 and prior.

Jean-Paul Bize                              56       Vice President - Business Development
                                                        since June 1997;
                                                     President, Electronic Transactions
                                                         November 1994 to June 1997;
                                                     General Manager - Electricity Management
                                                         November 1994 and prior.

Pierre E. Bismuth                           54       Vice President - Personnel since 1994;
                                                     Personnel Director - Oilfield Services
                                                         October 1993 to January 1994;
                                                     Personnel Director - Wireline, Testing
                                                         & Anadrill 1993 and prior.

Jean Chevallier                             51       Vice President - Information Technology
                                                         since February 1999;
                                                         President - Omnes
                                                         April 1995 to February 1999;
                                                     Vice President - GeoQuest March 1994 to April 1995;
                                                     Vice President - Research and Engineering
                                                         and General Manager - Sedco Forex
                                                         Drilling Services 1983 to March 1994.


                                                     Present Position and Five-Year Business
Name                                      Age                    Experience
------------------------------------------------------------------------------------------------
Mark Danton                                 42       Vice President - Director of Taxes since
                                                        January 1, 1999;
                                                     Deputy Director of Taxes
                                                        January 1995 to January 1999;
                                                     Tax Manager - Atlantic Asia Oilfield Services
                                                        June 1991 to January 1995

J-D. Percevault                             53       Vice President since January 1996;
                                                     Vice President - European Affairs May
                                                        1994 to January 1996;
                                                     President Geco-Prakla May
                                                     1994 and prior.

James L. Gunderson                          43       Secretary and General Counsel since
                                                        January 1999;
                                                     Deputy General Counsel
                                                        October 1994 to January 1999.

Jean-Marc Perraud                           51       Treasurer since January 1, 1999;
                                                     Vice President - Director of Taxes
                                                        1993 through December 1998;
                                                     Group Controller - Schlumberger Industries
                                                         1991 to 1993.

PART II
-------

Item 5     Market for the Registrant's Common Stock and Related
------     ----------------------------------------------------
           Stockholder Matters
           -------------------

As of December 31, 1998, there were 546,133,876 shares of the Common Stock of the Registrant outstanding, exclusive of 119,567,982 shares held in Treasury, and held by approximately 24,500 stockholders of record. The principal United States market for Registrant's Common Stock is the New York Stock Exchange.

Registrant's Common Stock is also traded on the Amsterdam, London, Paris, and Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

The information with respect to this portion of Item 5 is set forth under the heading "Common Stock, Market Prices and Dividends Declared per Share" on page 23 of this 10-K Report.

Item 6     Selected Financial Data
------     -----------------------


FIVE-YEAR SUMMARY
                                               (Stated in millions except per share amounts)

Year Ended December 31,             1998         1997         1996         1995            1994
                                  --------     --------     --------     --------        --------
SUMMARY OF OPERATIONS
Operating revenue:
   Oilfield Services              $  8,895     $  8,559     $  6,875     $  5,514        $  5,001
   Resource Management Services      1,465        1,569        1,765        1,771           1,590
   Test & Transactions               1,226        1,066          741          684             493
   Eliminations and other/1/           230          349          321          299             248
                                  --------     --------     --------     --------        --------
Total operating revenue           $ 11,816     $ 11,543     $  9,702     $  8,268        $  7,332
                                  ========     ========     ========     ========        ========
   % increase over prior year           2%          19%          17%          13%              -%
                                  --------     --------     --------     --------        --------
Operating income:
   Oilfield Services              $  1,766     $  1,765     $  1,138     $    752        $    594
   Resource Management Services         50           71          111          121             104
   Test & Transactions                  74          103           35           48              44
   Eliminations                       (151)        (143)        (124)         (90)
                                  --------     --------     --------     --------        --------
Total operating income            $  1,739     $  1,796     $  1,160     $    831        $    659
                                  ========     ========     ========     ========        ========
   % (decrease)increase
     over prior year                   (3%)          55%          40%          26%            (4%)
                                  --------     --------     --------     --------        --------
Interest expense                       139           89           74           91              69
                                  --------     --------     --------     --------        --------
Third quarter charge                   444         --           --           --              --
                                  --------     --------     --------     --------        --------
Taxes on income/2/                     309          420         (141)         144              99
                                  --------     --------     --------     --------        --------
   Net income                     $  1,014     $  1,385     $    919     $    692        $    577
                                  ========     ========     ========     ========        ========
   % (decrease)increase
     over prior year                  (27%)         51%          33%          20%            (6%)
                                  --------     --------     --------     --------        --------
     Basic earnings per share     $   1.87     $   2.57     $   1.72     $   1.31        $   1.09
                                  ========     ========     ========     ========        ========
     Diluted earnings per share   $   1.81     $   2.47     $   1.69     $   1.30        $   1.08
                                  ========     ========     ========     ========        ========
Cash dividends declared
  per share                       $   0.75     $   0.75     $   0.75     $ 0.7125        $   0.60
                                  ========     ========     ========     ========        ========

                                         (Stated in millions except per share amounts)

Year Ended December 31,               1998        1997      1996        1995       1994
                                     -------    -------    -------    -------    -------
SUMMARY OF FINANCIAL DATA

Income as % of operating revenue/3/      12%        12%         9%         8%         8%
                                     -------    -------    -------    -------    -------
Return on average
   stockholders' equity/3/               18%        21%        16%        13%        11%
                                     -------    -------    -------    -------    -------
Fixed asset additions                $ 1,887    $ 1,592    $ 1,220    $ 1,028    $   849
                                     -------    -------    -------    -------    -------
Depreciation expense                 $ 1,060    $   959    $   868    $   800    $   762
                                     -------    -------    -------    -------    -------
Avg. number of shares outstanding:
  Basic                                  544        539        534        529        532
                                     -------    -------    -------    -------    -------
  Assuming dilution                      562        560        546        532        534
                                     -------    -------    -------    -------    -------
AT DECEMBER 31,
Liquidity                            $   731    $   527    $   171    $    91    $   341
                                     -------    -------    -------    -------    -------
Working capital                      $ 4,887    $ 2,690    $ 1,767    $ 1,456    $ 1,222
                                     -------    -------    -------    -------    -------
Total assets                         $16,078    $13,186    $11,272    $ 9,770    $ 9,109
                                     -------    -------    -------    -------    -------
Long-term debt                       $ 3,285    $ 1,179    $   731    $   731    $   486
                                     -------    -------    -------    -------    -------
Stockholders' equity                 $ 8,119    $ 7,381    $ 6,221    $ 5,501    $ 5,081
                                     -------    -------    -------    -------    -------
Number of employees                   64,000     69,000     62,000     56,000     53,000
                                     -------    -------    -------    -------    -------

/1/  Includes the Retail Petroleum Systems business sold on October 1, 1998.

/2/ In 1998, the normal recurring provision for income taxes, before the tax benefit on the third quarter charge, was $373 million. In 1996, the normal recurring provision for income taxes, before recognition of the US tax loss carryforward benefit and the tax effect of the unusual items, was $206 million.

/3/  In 1998, excluding the third quarter charge.

Item 7     Management's Discussion and Analysis of Financial Condition
------     -----------------------------------------------------------
           and Results of Operations
           -------------------------

The Company operates four businesses: Oilfield Services, Resource Management Services, Test & Transactions and Cable & Wireless Omnes. Cable & Wireless Omnes is not a reportable segment.

                                                                                     (Stated in millions)

                        OILFIELD SERVICE         RESOURCE MANAGEMENT SERVICES     TEST & TRANSACTIONS/2/
                     1998       1997    % Change   1998       1997    % Change   1998       1997    % Change
                   ----------------------------- -----------------------------  ----------------------------
Operating Revenue    $ 8,895    $ 8,559    4%      $ 1,465    $ 1,569   (7)%     $ 1,226    $ 1,066   15%

Pretax Operating
  Income/1/          $ 1,766    $ 1,765    -%      $    50    $    71  (30)%     $    74    $   103  (29)%

/1/ Pretax operating income is before the 1998 third quarter charge.

/2/ Excluding the Retail Petroleum Systems business sold on October 1, 1998.


Oilfield Services
-----------------

1998 Results

After continued strong growth in the first half of the year, Oilfield Services activity slowed in the third quarter and reversed direction in the fourth quarter as oil companies reduced spending or cancelled projects.

Oilfield Services revenue grew 4%, matching the 4% increase in exploration and production expenditures despite a decline in the average rig count of 13%. The growth resulted from continued deployment of new technologies and the impact of the new geographic organization, which focused on providing customized solutions for our customers.

North America
-------------

North American revenue was 5% below last year despite a 17% decline in average rig count. The slowdown was particularly significant in the second half of the year, with the average rig count down by 38% in the fourth quarter compared with the same period last year. Wireline, testing, directional drilling and seismic services ended the year with lower revenue than in 1997, while contract drilling benefited from the transfer of the semisubmersible Omega to the Gulf of Mexico from West Africa. Pretax operating income dropped 35%.

Latin America
-------------

A revenue gain of 12% in Latin America resulted from strong contract drilling, data services, wireline and testing services, despite the 12% fall in the average rig count. Revenue from Mexico increased by 25% compared with last year, with a large contribution from the Burgos gas fields. Contract drilling benefited from increased activity in Brazil with the arrival of the semisubmersible Sedco 707 and a full year of activity on the Burgos project. Pretax operating income was 10% lower, mainly due to the reduction in activity in Venezuela.

Europe/CIS/West Africa
----------------------

Revenue was up 4% in the Europe/CIS/West Africa region, due to increased contract drilling, directional drilling and data management services, despite an 11% fall in average rig count (excluding CIS rigs). Revenue from the CIS increased 62%, due to the start-up of new projects in Kazakhstan and Azerbaijan. Revenue from Algeria and Tunisia was up 22%, with all five land rigs working for the entire year in Algeria. Nigeria increased 4%, reflecting strong activity from directional drilling services and increased dayrates for contract drilling. UK activity was up 4%, with strong contract drilling activity. In South Africa, revenue decreased 39%, mostly due to the reduced drilling fluids, wireline and testing revenues. Pretax operating income increased 5%.

Other Eastern Hemisphere
------------------------

Revenue grew by 8% compared with 1997, while the average rig count increased 1%. Pretax operating income increased 13%. Asia was 10% above 1997, mainly due to East Asia and Indonesia with strong increases in all service lines, except seismic services, which was flat with last year. Revenue in the Middle East was up 5%, with the overall growth slowing in the second half of the year. In the Middle East, growth was strong in contract drilling and seismic services.

Camco
-----

Camco achieved record revenue in 1998 of $948 million, 4% higher than the prior year, despite an overall decline in drilling and completion activity. Pretax operating income grew 17%. Strong sales growth was recorded for Reda electrical submersible pumps and Production Operators gas compression systems. Production Operators commenced operations on the El Furrial project, a 20-year service operating contract in Venezuela. In spite of the declining rig market, Hycalog, the market leader in polycrystalline diamond compact (PDC) bits, showed a slight increase in revenue due primarily to expansion in the Middle East and Africa. Sales were also up in Latin America despite lower drilling activity levels. Continued efforts at Reed to expand its international business with a broader product offering helped offset the 17% decline in the North American average rig count in 1998. Revenue from completion products and services was down as completion activity declined, particularly in the second half of the year.

An Advanced Completion Group was established to accelerate the development of innovative completion solutions. The Group is initially focused on multilateral completions and services, advanced instrumented completion systems and sandface completions and service support. Other complementary areas of service enhancement include drilling performance improvement and rotary steerable systems, and additional competencies for production maximization.

Highlights
----------

New rigs on order as contract drilling activity contributed significantly to
----------------------------------------------------------------------------
results
-------

Contract drilling revenue for 1998 was 22% higher than in 1997, reflecting higher average dayrates for semisubmersibles and jackups , together with improved levels of the combined land and offshore rig utilization and higher activity worldwide. The average rig utilization rate increased from 92.1% in 1997 to 92.5% in 1998.

Average offshore rig utilization in 1998 dropped from 94.1% to 93%. This decrease in utilization compared with 1997 reflects the slowdown in activity which began in the second half of the year and which caused utilization rates for semisubmersibles and jackups to fall respectively from 97.1% to 95%, and from 100% to 98.5% between year-end 1997 and year-end 1998. The average land rig utilization rate, however, increased from 89.9% in 1997 to 91.9% in 1998. At year-end, the Schlumberger rig count consisted of 83 units, comprising 49 offshore units and 34 land rigs. The fleet includes four offshore units under bareboat charter and five offshore units under management contract.

In June, Schlumberger was awarded a third long-term contract for the construction and operation of a new Sedco Express* semisubmersible rig for Marathon Oil. The rig is expected to be mobilized to the Gulf of Mexico in the third quarter of 2000 for work in water depths of up to 8500 feet (2.6 km). In December, the first of three MPSV* multipurpose service vessels under construction, the Prisa 101,was delivered from its shipyard in Texas to Lake Maracaibo, Venezuela, for a multiyear contract. The MPSV concept uses small, purpose-built vessels, each equipped with an integrated package of Schlumberger services for well intervention, such as wireline logging, CTD* coiled tubing drilling service and tubing replacement. An MPSV unit can perform a well intervention faster, and at a considerably lower cost, than a full-size drilling unit.

Expansion of integrated services creates growth opportunities
-------------------------------------------------------------

The range of Schlumberger integrated services has expanded to include project engineering and project management for well construction, CTD service, MPSV units, IRO* Integrated Reservoir Optimization service and engineering and construction alliances.
During the year, Schlumberger commenced more than 40 new integrated project contracts.

Maximizing productivity with MAXPRO* services
---------------------------------------------

Launched in five major locations in Asia, Europe and North America, the MAXPRO initiative builds on our new organization and latest technology and offers solutions spanning an entire range of production services, including perforating, cement evaluation, reservoir monitoring, completion services, corrosion monitoring, well repair, production monitoring and diagnosis.

In the third quarter, Schlumberger launched the breakthrough PS PLATFORM* wireline production logging tool as one in a series of MAXPRO applications. The PS PLATFORM service provides monitoring and diagnosis of fluid flow in producing wells and enables oil and gas companies to benefit from more accurate measurements and greatly enhanced operational efficiency through real-time answers, faster operating speed and smaller, lighter and more rugged tools. PS PLATFORM technology is one of the vehicles for future developments critical to optimal management of the reservoir.

During the fourth quarter, an innovative MAXPRO production services application saved 72 hours of rig time for a major customer in the North Sea by eliminating a separate, stand-alone production logging run. The Schlumberger team successfully recorded the subsurface production of wellbore fluids while perforating a horizontal well--the first measurement of its kind in these specific conditions.

Record-Setting Advances in Technology Application
-------------------------------------------------

In 1998, record-breaking advances were the hallmark of our continuing leadership in oilfield services technology deployment. Schlumberger set several world records in deepwater marine seismic, drilling and coiled tubing services.

The first horizontal well in the Gulf of Mexico drilled with coiled tubing was achieved by an integrated services team implementing an array of new Schlumberger technologies, including the VIPER* coiled tubing drilling system, STARDRILL* fluids and SLIMACCESS* logging tools.

A new seismic coverage record was set by Geco Orion, equipped with the new proprietary

MK2 Monowing* multistreamer towing technology, towing 6 streamers, each 8 km long in a 1-km spread [5 mi by 0.625 mi]. In addition, Geco Orion also successfully used the MK2 Monowing technology to achieve a spread of 1400 m [4592 ft], the widest ever towed by a single vessel unassisted by tugboats.

Schlumberger seismic services achieved the first three-dimensional, time-lapse (called 4D seismic) volume map designed to show reservoir changes over the lifetime of an offshore oil field in the North Sea. Hydrophones were installed in the seabed over the reservoir in 1995, and both seabed and surface seismic surveys were run. Repeating the surveys in 1998 using the already embedded hydrophones provided two pairs of time-lapse 3D data sets to be evaluated by the oil company.

Technology to enhance productivity and efficiency
-------------------------------------------------

Revenue from nuclear magnetic resonance wireline logging increased substantially during the year, demonstrating the success of the new CMR-200* service introduced in 1998. Nuclear magnetic resonance technology allows customers to measure the volume of retrievable oil and gas in subsurface reservoirs, thereby improving the estimation of economic potential of a reservoir without costly tests.

Schlumberger further advanced the use of high-performance 3D data visualization in the oil and gas industry through the introduction of GeoViz* software and the Alternate Realities Corporation's VisionDome+ system, for which Schlumberger is the exclusive licensed reseller to the industry. This combination provides geoscientists and engineers with the first fully immersive, portable, virtual-reality environment for constructing 3D models of subsurface reservoirs, selecting drilling targets and designing well trajectories to maximize oil and gas recovery.

The Drilling Office* suite of applications helps engineers create the optimum drilling plan by reducing costs and managing uncertainty. In November, Schlumberger acquired the TDAS* Tubular Design and Analysis System and WEST* Wellbore Simulated Temperatures software from Oil Technology Services. The addition of these two applications increases drilling engineers' efficiency and effectiveness by providing them with the most advanced tools for critical well design.

Two fluid technologies for maximizing drilling and production efficiencies were introduced. The DeepCRETE* cementing system, designed to address the challenges associated with well construction in deep water, helped customers improve performance and reduce overall costs in Norway, Gabon, Congo and Nigeria. The new STARDRILL drill-in fluid, used while drilling through the reservoir, improved hydrocarbon production rates by limiting damage to the reservoir from the drilling process in wells in Equatorial Guinea, Norway and Gabon.

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

The continuing worldwide introduction of the VISION475* MWD/LWD (measurements-while-drilling/logging-while-drilling) system for small-diameter wells has been highly successful, resulting in 50% growth compared with the fourth quarter of 1997. This application gives clients improved confidence in evaluating the growing number of horizontal and highly deviated wells and reentry wells. The use of key acoustic velocity information during drilling has significantly increased following the introduction of the slimmer 6.75-inch ISONIC* LWD tool.

1997 Results

Oilfield Services pretax operating income grew 55% over 1996, reaching $1.77 billion, with strong contributions from all activities. Operating revenue increased 24% to $8.56 billion. Worldwide oil demand increased by a strong 2.7%, fueled mainly by China, up 11%, Asia excluding China, up 6%, Latin America, up 5%, and by a recovering Russia, up 5%. Oil companies worldwide increased their exploration and production expenditures by 18% over 1996 levels to meet the increase in demand. The average rig count rose 15%.

North America
-------------

North American revenue and pretax operating income grew 32% and 81%, respectively, compared with 1996. All services posted exceptional gains, with seismic services up 54%, data management up 50%, directional drilling up 38%, pressure pumping up 27%, and wireline and testing up 25%. The average rig count rose 26%.

Latin America
-------------

Latin America experienced a revenue increase of 34%, while pretax operating income grew 13%. The main contributors were seismic services, up 88%, contract drilling, up 65%, integrated services, up 139%, and pressure pumping, up 32%. All other businesses posted gains above 15%. The average rig count declined 2%.

Europe/CIS/West Africa
----------------------

Revenue and pretax operating income were 17% and 42% higher in the Europe, CIS & West Africa region than in 1996, largely due to higher contract drilling activity, up 31%, directional drilling, up 40% and wireline and testing services, up 13%. All other businesses posted gains above 13%, except for seismic services, which declined 8%. The average rig count fell 3%.

Other Eastern Hemisphere
------------------------

Other Eastern Hemisphere revenue climbed 24% versus 1996, mainly on increased contract drilling revenue, up 59%, directional drilling revenue, up 40%, and wireline and testing revenue, up 17%. All other businesses posted gains above 12%, except for data management services, which were not active in 1997. Pretax operating income was 57% higher than in 1996. The average rig count grew 9%.

Camco
-----

Revenue was a record $914 million in 1997, a 20% increase from the prior year, primarily due to increased market activity, improved pricing in selected markets and the year-over-year impact of acquisitions. Geographically, sales were up in all regions, with the exception of the CIS. Production Operators, acquired in June 1997, contributed $115 million in sales, a 25% increase over 1996.

Highlights
----------

In 1997, the Oilfield Services research and engineering investment of $354 million produced technologies for operating in harsher environments and reducing finding and development costs. Oilfield Services capital expenditure was $1.45 billion and allowed rapid deployment of these technologies.

In the fall of 1997, Schlumberger introduced the IRO service, which combines new-generation reservoir characterization and flow simulation tools with a team approach to evaluate various field development and production strategies. Working closely with the client, an experienced multidisciplinary team selects and implements the optimal development plan. Reservoir monitoring and control processes are included to head off future production problems. The IRO concept offers numerous benefits because it is proactive and closely links development decisions with a thorough understanding of reservoir architecture, flow dynamics and response to various well interventions with the ultimate aim of achieving near real-time, interactive reservoir management.

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

Throughout 1997, drilling activity and pricing continued to increase. The average offshore rig utilization of 94% was in line with the previous year. Jackup utilization remained at 100%, and semisubmersible utilization was 97%. The average onshore rig utilization for the year increased from 57% to 90%. At year-end, the fleet consisted of 84 units: 52 offshore and 32 onshore. The fleet includes 13 offshore units under bareboat charter or management contract. Schlumberger has eight deepwater drilling units capable of drilling in water depths of more than 3000 feet [approximately 1 km].

In July 1997, Oilfield Services received a ten-year integrated management contract in Venezuela to build and operate, on Lake Maracaibo, three new MPSV drilling barges and three new MPSV lift boats.

In August, the Maersk Victory jackup was acquired and renamed Trident 19. In September, the Schlumberger semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which Schlumberger has a 25% interest. Schlumberger is operating the rigs under bareboat charters. The gain on the sale was deferred and is being amortized over a six-year period.

In December, Schlumberger received multiyear contracts for two new-build Sedco Express semisubmersible drilling rigs. The units will be delivered in the fourth quarter of 1999. The Sedco Express rigs represent the next generation of deepwater moderate-environment drilling units. They have been designed to optimize the entire well construction process, and are expected to drill and complete a well approximately 30% faster than a conventional fourth-generation rig. The rigs will be able to operate in water depths up to 7500 feet [2.3 km].

1996 Results

Oilfield Services pretax operating income increased $386 million, or 51%, to $1.14 billion. Growth was due to strong demand and the price increases of oil and gas. Other factors included the success of new and existing services such as PLATFORM EXPRESS and LWD technologies. In addition, the strong contribution of seismic services had a significant impact. The average rig count rose 8%.

Highlights
----------

In response to favorable market conditions, Schlumberger boosted capital expenditures for Oilfield Services by 21% in 1996.

As CTD technology provides an effective alternative to conventional drilling in reentry drilling markets, Schlumberger pressure pumping and contract drilling service businesses combined efforts to develop CTD technology, while the directional drilling business created the new VIPER slimhole directional bottomhole assembly for coiled tubing service.

The GeoSteering* tool, which enables the driller to make course corrections while drilling, made substantial gains in markets in the Far East. The SIMPLER* 101 drilling rig, a new modular land rig, was introduced in Gabon, where it began a five-year integrated services contract in April. Several drilling fluids products, including QUADRILL*, VISPLEX* and ULTIDRILL* fluids, gained increased acceptance in 1996, in recognition of their contributions to drilling efficiency and well productivity. Marine seismic efficiency continued to improve due to aggressive deployment of the TRILOGY* onboard data management system and the Monowing multistreamer towing technology. The introduction of the fourth-generation Nessie* marine streamer, with only 54-mm [2.1-inch] outside diameter, further extended the towing capacity and efficiency of Schlumberger seismic vessels. With the ECLIPSE* reservoir simulation software, the GeoFrame* integrated reservoir characterization system and the Finder* line of data management products, Schlumberger was able to offer the oil industry the most comprehensive range of integrated software systems, data management solutions and processing and interpretation services. Tracking the flow of different fluids in horizontal and high-angle wells became possible with the newly introduced production logging technology, PL Flagship* advanced well flow diagnosis service. Building on a solid track record in well testing, the Early Production Systems group expanded significantly. Early Production Systems saw activity in the North Sea and Africa.

Average offshore rig utilization grew to 94% from 89%, aided by jackup utilization of 100% and semisubmersible utilization of 96%. At year-end, the fleet consisted of 83 rigs.

Resource Management Services
----------------------------

1998 Results

Ongoing deregulation, privatization and globalization have created uncertainty which continued to hamper the ability of most utilities to invest in new products and services. The exceptions in 1998 were the utilities facing competition in the US and the UK, where data collection and interpretation are competitive tools.

Revenue for Resource Management Services (RMS) decreased 7% in 1998, compared with the prior year. The decrease was compounded by the difficult financial environment in developing countries. Pretax operating income declined 30%, reflecting margin deterioration due to lower sales in North and South America, France and Germany. Favorable contributions came from South and Central Europe and from savings as a result of the restructuring which was initiated in late 1996.

North American revenue was down 4%, reflecting market uncertainty caused by ongoing electricity deregulation in the US, which led to investment cutbacks and order delays by customers. South American revenue also dropped as a result of lower public utility purchase requirements and further price deterioration.

Partly compensating for the declines was stronger demand in water metering associated with higher sales of Automatic Meter Reading (AMR) systems. North American orders saw significant improvement, reflecting a major system and equipment installation order recorded in the first quarter as part of the 15-year Illinois Power contract, which more than compensated for weaknesses in the residential and commercial electricity markets.

European revenue fell 7%. Depressed sales in France, the UK and Germany resulted from lower demand for electricity and gas products caused by industrial overcapacity and price competition. Revenue from South and Central Europe also fell as higher electricity sales to EDP, the Portuguese electric company, partly offset the reduced procurement from ENEL, Italy's national electric utility. In September, Schlumberger and Itron signed business agreements in Europe and North America for the mutual licensing and distribution of AMR technology.

Revenue from Africa and the Middle East rose 29%, driven by stronger gas and water meter shipments to North Africa and Turkey. Revenue from Asia and the CIS fell due to shrinkage of local markets caused by continuing financial turbulence.

Product orders were flat versus 1997. In Europe, bookings declined in France, Germany and the UK due to the soft metering markets and reduced prices. South and Central Europe was even with last year as lower orders in Spain, the Netherlands and Belgium were offset by stronger demand from the electricity utilities in Italy and Portugal. Declines in Asia, South America and the CIS stemmed from the poor economic environment, especially in the second half of the year.

A series of new activities exemplify the repositioning of the RMS business to provide solutions for resource management. Among these successes is a Swedish utility on the island of Gotland, where Schlumberger is currently installing a two-way customer communication and network monitoring system. This solution will enable the utility to offer its customers hourly meter readings, real-time consumption billing and a wide range of value-added services.

The town of Smolensk in Russia selected the Schlumberger smart card prepayment system for gas customers in order to secure revenue and reduce waste. In South Africa, RMS was contracted to operate a revenue management system for the region of Qwa Qwa, where, in a matter of months, revenue losses as high as 50% have been greatly reduced.

During the year, several innovative products were introduced: The Flodis* water meter, the first C-class, single-jet meter with super-dry register and communication capability; the DC3 electricity meter, a full four-quadrant, polyphase, solid-state commercial and industrial meter offering a large combination of tariff structures with integrated communication capabilities; and the high-end, high-accuracy QUANTUM* Q1000 meter, which was shipped to Electricite de France. The Q1000 meter addresses the generation and transport market segment and allows the utility to provide new services to its customers, such as power quality measurement, system loss compensation and real-time communication. In November, at the Distributech trade show in London, RMS also launched the TaleXus* Vendor* system, which is the world's first prepayment system capable of selling tokens and providing account management for electricity, gas, and water resource suppliers.

1997 Results

Revenue for RMS fell 11% compared with 1996, as poor business conditions severely impacted European electricity and gas metering activity. Orders fell 8%.

The revenue decline was highest in Italy and in the UK. South American revenue grew significantly on high demand for water meters and the newly introduced single-phase electromechanical meter. North America experienced strong water and gas meter sales.

Pretax operating income fell 36% as the deregulation and privatization of the world's utilities continued accompanied by restricted procurements.

1996 Results

Resource Management Services revenue was flat compared with 1995. The sluggish demand for electricity meters in Europe, especially in the UK and Germany, was offset by sales of gas meters led by a strong CIS market. Orders were down 2%, and pretax operating income decreased 8%, mostly from the deterioration of the European market.

Test & Transactions
-------------------

1998 Results

Compared with 1997, revenue for Test & Transactions rose 15%. Smart Cards & Terminals, including the smart card-based solutions businesses, grew 31%, while Automated Test Equipment (ATE), including SABER (Schlumberger Advanced Business and Engineering Resources) services and the system service activities, was flat. Though both business segments coped with volatile business cycles, they outpaced their respective markets. In 1998, smart card volume increased more than 40% compared with the industry's growth rate of 32%. Despite an industry downturn, ATE increased market share for mixed signal and logic test systems.

This year, Test & Transactions benefited from its new organization, structured into three groups: Solutions, Products and Manufacturing. Products and Manufacturing provide product core expertise, while regional Solutions groups deliver integrated solutions and services. Each group has aligned its roles and responsibilities to put the customer at the center of everything it does. The transition to the new organization moved quickly and has enhanced quality, customer focus and integrated systems offerings.

Also during the year, the Retail Petroleum Services business was sold to Tokheim Corporation.

In 1998, Smart Cards & Terminals concentrated on growing its share of key smart card markets-mobile phones, finance and banking, municipalities (parking and mass transit) and health care. These markets are significant in both size and geographic presence, and provide substantial opportunities for the smart card-based solutions and systems integration businesses. An example of the system integration business is the successful launch of the Cyberflex* Mobile Solution. This integrated product and service offering includes a Cyberflex Simera* smart card, a software developer's kit with an easy-to-use SIMnario* graphical interface for rapid prototyping, the Aremis* subscriber identity module (SIM) based service management system and the Aremis marketing platform. To assist the successful deployment of these systems, Schlumberger offers a wide range of consulting, engineering and turnkey project management services. This secure and flexible smart card-based solution provides new information and e-commerce services and allows mobile phone subscribers to customize application portfolios for their individual business and personal needs.

The mobile phone SIM card market exploded worldwide, as revenue grew 56% during the year. Revenue for financial and banking cards also rose 56%. The Municipalities Solutions business, which comprises smart card-based parking, pay phone and mass transit systems, grew 31% during 1998. The successful introduction of the Stelio* parking system contributed significantly to this growth. For health care, the year ended with the delivery of five million smart cards to the French health administration. This program will continue in 1999.

For ATE, the focus was on semiconductor test equipment and the launch of the SABER services business. Strong orders in the first half of 1998 were offset by the second-half decline. Activity at ATE system services was up 15% year over year.

During the year, ATE introduced DDRAM, SDRAM and RDRAM memory test systems. The RDX2200* series of RDRAM test systems is expected to set the market standard for test accuracy, throughput and cost. The RDX2200 series of test systems developed its accuracy and performance advantage from ATE test technology in high-end logic design and test methodology. Based on the high level of interest in the RDX2200 series, ATE expects volume shipments beginning in the second quarter of 1999.

Also successfully introduced in 1998 was the IDS2000* test system. This laser-based system, focused on the emerging flip chip market, provides the same diagnostic capabilities as high-end e-beam tools. Several IDS2000 systems were installed during the year.

In 1998, the SABER services group was formed and was profitable in its first year of operation. The SABER model, which emanates from the Schlumberger service culture, is an innovative concept that provides consulting and turnkey engineering services for the semiconductor industry.

To reflect the downturn in the semiconductor business, a cost reduction plan was implemented in ATE. Investments for critical new product developments, however, were maintained and should ensure continued broadening of ATE's competitive advantage upon the industry's recovery.

1997 Results

Test & Transactions revenue was 44% higher than in 1996. The main drivers of growth were significantly greater ATE activity, increased demand for smart cards and terminals and previously announced acquisitions. Pretax operating income and orders grew 194% and 55%, respectively.

Smart Cards & Terminals revenue outpaced the 1996 level by 48%. Smart card sales rose 107%, including a 16% contribution from the Solaic activity acquired in December 1996. As demand for both microprocessor and memory cards used in cellular mobile communications, banking and pay phone applications continued to gain momentum, additional smart card production operations were established in Hong Kong and Mexico. As a result of this expansion, telecom equipment sales improved 7%.

Revenue for ATE grew 37%, compared with the year earlier. High demand for 200-MHz and 400-MHz logic testers sparked an increase of 59% in semiconductor test systems sales. Market share of ATE increased in all semiconductor test market segments. Higher automated handling systems activity resulted from deliveries of burn-in board loaders and unloaders and assembly systems. Orders increased, due largely to stronger demand for the ITS9000* family of products at Test Systems and sales of the P2X* semiconductor analysis system. In October 1997, ATE acquired Interactive Video Systems, Inc., a metrology solutions provider for the front-end semiconductor fabrication equipment market.

1996 Results

Test & Transactions revenue was 8% higher than in 1995, mostly on gains at Smart Cards & Terminals. Orders rose 10%. Pretax operating income declined 27%, as demand for semiconductor test equipment declined.

Smart Cards & Terminals activity grew 26%, including the acquisitions of Printer and Germann, on increased demand for memory and microprocessor cards for pay phones and cellular phones in China, Italy and the US. Schlumberger was the primary supplier of smart cards for the 1996 Olympic Games in Atlanta. Solaic, a French smart card manufacturer, was acquired on December 31, 1996. Revenue for ATE was flat as higher sales of IDS10000* diagnostic systems offset reduced demand for other products.

Net Income
----------
                 (Stated in millions except per share amounts)

                                         Earnings per share
                                         ------------------
                         Net Income      Basic      Diluted
                         ----------      -----      -------
1998/1/                   $1,014         $1.87       $1.81
                          ======         =====       =====
1997                      $1,385         $2.57       $2.47
                          ======         =====       =====
1996                      $  919         $1.72       $1.69
                          ======         =====       =====

/1/ Includes an after-tax charge of $380 million ($0.68 per share-diluted). For details, see "Third Quarter 1998 Charge" below.

In 1998, operating income of Oilfield Services of $1.37 billion was flat, despite a 13% decrease in average rig count. The decrease in North American activity, which was impacted by strong pricing pressure and a slowdown in activity in the second half of the year, was offset by improvements in most other areas, notably Asia and Africa. Resource Management Services operating income decreased $15 million, or 32%, largely due to market weakness as a result of industry consolidation and privatization, compounded by the financial crisis in the emerging countries. Test & Transactions operating income of $55 million was down 28% as growth in the smart cards and terminals activities was offset by a severe market decline for automated test equipment, due to curtailment of capital expenditures by the semiconductor industry in the latter half of the year.

In 1997, operating income of Oilfield Services increased $466 million, or 51%, to $1.39 billion. The growth reflected the strong increase in exploration and production spending by oil companies. These underlying factors, combined with new technology, greater efficiencies and higher dayrates, resulted in stronger pricing and higher market share. The Asian and North American markets were significant growth areas. Resource Management Services operating income decreased $41 million, or 47%, due to the adverse exchange rate effects and to a decline in the European metering activities, which were impacted by increased competition and severe price erosion. Operating income at Test & Transactions increased $38 million, or 109%, reflecting significantly increased demand for automated test equipment, smart cards and terminals, as well as higher activity in Asia.

In 1996, operating income of Oilfield Services increased $298 million, or 48%, to $920 million. Growth was due to underlying economic factors, strong demand and the price increases of oil and gas. Other factors included the success of new and existing services such as PLATFORM EXPRESS and LWD technologies. In addition, the strong contribution of seismic services had a significant impact. Resource Management Services operating income declined 6%, to $88 million, reflecting turbulence in the European electricity metering markets caused by pricing pressure and deregulation. Test & Transactions operating income was down 13%, to $35 million, mainly due to a temporary weakness in the semiconductor industry, which was affected by soft market conditions and reduced customer spending leading to postponement of product deliveries.

Currency Risks

Refer to page 32, "Translation of Non-US Currencies," in the "Notes to Consolidated Financial Statements" for a description of the Company's policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business's functional currency.

While changes in exchange rates do affect revenue, especially in the Resource Management Services and Test & Transactions segments, they also affect costs. Generally speaking, the Company is currency neutral. For example, a 5% change in average exchange rates of OECD currencies would have had no material effect on consolidated revenue and net income.

In general, when the US dollar weakens against other currencies, consolidated revenue increases, usually with no material effect on net income. This is principally because the fall-through incremental margin in the Resource Management Services and Test & Transactions segments offsets the higher Oilfield Services non-US dollar denominated expenses.

The Company's businesses operate principally in US dollars, most European currencies and most South American currencies.

Income Tax Expense

In 1996, with increasing profitability and a strong outlook in the US, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million. Refer to page 40 in the "Notes to Consolidated Financial Statements" under "Income Tax Expense" for more information.

In 1997, the Company recognized the remaining 50% of its US income tax benefit, which resulted in no significant reduction of income tax expense.

Research & Engineering

Expenditures were as follows:

                                             (Stated in millions)

                                    1998        1997         1996
                                    ----        ----         ----
Oilfield Services                   $382        $354         $321
Resource Management Services          57          61           63
Test & Transactions                  115          89           80
Other/1/                              14          15           15
                                    ----        ----         ----
                                    $568        $519         $479
                                    ====        ====         ====

/1/ Primarily comprises the Retail Petroleum Systems business sold on October 1, 1998.

Interest Expense

Interest expense increased $55 million in 1998, following a $15-million increase in 1997. The increase in 1998 was mainly due to significantly higher debt balances incurred by the Company's principal US subsidiary resulting from the financing of the Camco acquisition.

The increase in 1997 was due to significantly higher debt balances, only partially offset by lower average borrowing rates.

Third Quarter 1998 Charge

Strong results in the first half of 1998 were sharply reversed when Asia's economic problems began to depress the region's demand for oil, gas and semiconductors. By midyear, the Company began consolidating resources and locations and making significant cuts in personnel. The third quarter after-tax charge of $380 million reflected the estimated costs of these actions. For details of the charge, see page 35 of this 10-K report.

Liquidity
---------

A measure of financial position is liquidity, defined as cash plus short-term and long-term investments, less debt. The following table summarizes the Company's change in consolidated liquidity for each of the past three years:


                                                 (Stated in millions)
                                    1998          1997          1996
                                  ---------     ---------     ---------

Net income                      $    1,014    $    1,385    $      919
Third quarter charge                   380             -             -
Depreciation &
  amortization                       1,136         1,035           940
Increase in working
  capital requirements                (149)         (505)         (243)
Fixed asset additions               (1,887)       (1,592)       (1,220)
Dividends paid                        (388)         (378)         (375)
Proceeds from
  employee stock plans                 139           148           182
Businesses sold (acquired)              61           (31)         (185)
Net proceeds on sale of
  drilling rigs/1/                       -           174             -
Other                                 (102)          121            61
                                  =========     =========     =========
Net increase in liquidity       $      204    $      357    $       79
                                  =========     =========     =========
Liquidity - end of period       $      731    $      527    $      170
                                  =========     =========     =========


/1/ In September 1997, the Schlumberger semisubmersibles Drillstar and Sedco Explorer were sold to a newly formed venture in which Schlumberger has a 25% interest. The rigs are being operated by Schlumberger under bareboat charters. The gain on the sale has been deferred and is being amortized over a six-year period. This transaction had no significant effect on 1998 and 1997 results and has no significant impact on future results of operations.

In 1997 and 1996, the increase in working capital requirements followed the higher business activity. The major increases were in the working capital components of receivables and inventory. In 1998, 1997 and 1996, higher fixed asset additions reflected the increase in Oilfield Services activities.

The current consolidated liquidity level, combined with liquidity expected from operations, should satisfy future business requirements.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

Quarterly high and low prices for the Company's common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 1998 and 1997, were:

                                        Price Range
                                    -------------------       Dividends
                                    High            Low        Declared
                                    ----            ---        --------
1998
QUARTERS
     First                       $ 81  1/2      $  65 7/8     $ 0.1875
     Second                        86  3/4         66           0.1875
     Third                         69 15/16        43 7/16      0.1875
     Fourth                        58  1/4         40 1/16      0.1875

1997
QUARTERS
     First                       $ 58  3/16     $  49         $ 0.1875
     Second                        63   1/4        51 1/8       0.1875
     Third                         84   5/8        62 3/8       0.1875
     Fourth                        94  7/16        72 3/8       0.1875

The number of holders of record of the common stock of the Company at December 31, 1998, was approximately 24,500. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Company's Treasury. US stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

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

New Accounting Standards
------------------------

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." All prior periods have been restated. For details, see "Segment Information" in the "Notes to Consolidated Financial Statements" on pages 42 and 43 of this 10-K report.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that the Company recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard is effective in the year 2000 for the Company. Occasionally, the Company uses derivative instruments such as interest rate swaps, currency swaps, forward currency contracts and foreign currency options. Forward currency contracts provide a hedge against currency fluctuations on assets/liabilities denominated in other than a functional currency. Options are usually entered into to hedge against currency variations on firm commitments generally involving the construction of long-lived assets such as seismic vessels and drilling rigs. The Company does not anticipate that the implementation of the new standard in 2000 will have a material effect on the consolidated financial position and results of operations.

Year 2000 Readiness Disclosure
------------------------------

Overview
The "Year 2000 issue" is the inability of computers and computing technology to correctly process the Year 2000 date change.

The Company recognizes that the Year 2000 issue creates a significant uncertainty to its business, and has a proactive, Company-wide Year 2000 Readiness Program (the "Program").

As part of the Program, most non ready systems are being replaced or upgraded with new systems that will provide certain competitive benefits, as well as ensure Year 2000 readiness to minimize customer and shareholder business disruptions caused by this issue. A Company-wide task force was formed in late 1997 to provide guidance to the Company's business units and monitor progress of the Program. The Company has also consulted with and engaged various third parties, including outside consultants and service providers, to assist the Company in its Program efforts.

Overall, the Program is proceeding on schedule. In 1994, the Company decided to upgrade its main internal business systems with Year 2000-ready programs. This is expected to be completed in 1999. Those aspects of the Company's internal business systems that are not scheduled to be covered by this upgrade effort are being separately addressed through an upgrade of existing legacy systems to Year 2000-ready status.

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

Also under the Program is a project to have the Company's field operating units Year 2000 ready by June 1999 on all key business applications, products and services not covered by the engineering/manufacturing efforts.

Program
The Program uses a business risk assessment and prioritization approach, and is intended to produce Year 2000-ready products/services and to minimize disruptions in business operations. The Program is divided into three major readiness categories: Assets, Information Technology (IT), and Commercial. Within each category, there are two Program stages.

Stage I: Assessment and Preparation-this stage focuses on up-front planning, data gathering and correction planning. This includes raising Year 2000 awareness; carrying out a detailed business unit asset inventory; assessing the scope of the Year 2000 problem;

determining appropriate corrections, testing/validation, acceptance and deployment approaches; and preparing project plans and budgets.

Stage II: Repairs, Testing, and Deployment-this stage focuses on "fixing" Year 2000 problems (and testing these fixes), followed by user-acceptance, redeployment and operational validation of the fixed (i.e., repaired, replaced, etc.) systems.

Assets. This category consists of (1) products and services the Company either
------
sells or uses to provide services to our customers, and (2) hardware and software associated with embedded computer chips that are used in the operation of our products and facilities. Program progress under this category is on schedule with the majority of Stage I activities completed; most business units are now implementing Stage II activities. The Company expects activities associated with Year 2000 readiness of assets to be completed by March 1999.

Information Technology. This category deals with traditional IT infrastructure,
----------------------
such as business applications, computer hardware/software, IT networks and communication equipment. The implementation of the MFG/PRO++ system is on schedule and should be fully operational in all assigned areas by March 1999. Implementation of the SAP+/- system is scheduled to be completed in the United States and Canada by October 1999. The Company intends to repair associated legacy systems outside the United States and Canada. This plan uses independent contractors, legacy system vendors and Company employees to rewrite and test certain software modules. This program is on schedule and expected to conclude by August 1999. The activities associated with other systems in this IT category (computer hardware/software, IT networks and communications equipment) also are on schedule. Stage I activities have been completed and the majority of the business units are implementing their Stage II activities. The Company expects activities associated with this category to be completed by mid-1999.

Commercial. This category deals with the Company's efforts to avoid being
----------
adversely affected by Year 2000 issues from external entities (suppliers, financial institutions, service providers, etc.) not affiliated with the Company. Stage I of the Program includes a process for mitigating the Year 2000 issues associated with key suppliers. The Company is communicating with its key suppliers, business partners and customers seeking their assurances that they will be Year 2000 ready. Based on responses, the Company will develop contingency plans for those areas that pose significant risk from the Year 2000 issue; however the Company could potentially experience disruptions to some aspects of its operations from non-compliant systems utilized by unrelated third-party entities. Work in this category is on schedule. The majority of the business units have completed their Stage I activities and are implementing their Stage II efforts which are expected to be completed by April 1999.

Contingency Planning
The Company is reviewing the activities associated with each category and is determining those activities at risk of not being completed in time to prevent a Year 2000 disruption. Appropriate contingency plans are being designed for each of the "at risk" activities to provide an alternative means of functioning which minimizes the effect of the potential Year 2000 disruption, both internally and on the Company's customers. These contingency-planning activities began in December 1998 and are expected to be completed in July 1999.

Costs
Year 2000 Program funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have an adverse material impact on the Company's financial condition, results of operations or liquidity. The Company estimates the cost of the Program to be around $60 million (approximately $41 million spent to date) with a breakdown of costs estimated at 30% for employee resources (approximately 120 man-years), 27% for IT-related upgrades and repair and 43% for non-IT embedded chip technology. It should be noted that these costs do not include the normal upgrading of business and financial systems that would be Year 2000 ready, such as SAP and MFG/PRO, or rationalization costs of Year 2000-ready technology already defined by our business plans.

Risks
Dates and schedules for the Company's Year 2000 Program are based on management's best estimates, which involve numerous assumptions, including, but not limited to, : the results of Stage I assessments; the continued availability of certain resources; third-parties' Year 2000 status and plans; and other factors. There can be no guarantee that these estimates will be achieved, or that there will not be delays in, or increased costs associated with, implementation of the Year 2000 Program. Specific factors that might cause differences between present estimates and actual results include, but are not limited to, the availability and cost of skilled personnel, consultants, and independent contractors; the ability to locate and correct all relevant computer code; timely and effective action by third-parties and suppliers; the ability to implement interfaces between Year 2000-ready systems and those systems not being replaced; and similar uncertainties. Because of the general uncertainty inherent in the Year 2000 issues (partially attributable to the interconnection of global businesses), the Company cannot confidently predict its ability to resolve appropriately all Year 2000 issues that may affect its operations and business or expose it to third party liability. The failure to correct a Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations and financial condition. Because of the uncertainties described above, the Company presently is unable to determine whether the consequences of such Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Euro Disclosures
----------------

On January 1, 1999, the euro became the official single currency of the European Economic and Monetary Union. As of this date, the conversion rates of the national currencies of the eleven member states adopting the euro were fixed irrevocably. The national currencies will initially remain in circulation as nondecimal subunits of the euro and will be replaced by euro bills and coins by July 2002. During the transition period between January 1999 and January 2002, public and private parties may pay for goods and services using either the euro or the national currency on a "no compulsion, no prohibition" basis.

A Euro Readiness Program has been established throughout Schlumberger to ensure that all business segments meet the euro requirements. To this effect, a Euro Steering Committee has been established and, to maintain focus on the Schlumberger euro implementation program, project teams have been set up throughout the Company. Euro implementation plans cover both phases of the euro implementation. Initially these plans will ensure that, progressively through 1999, all business units of Schlumberger will be able to transact in the euro. Thereafter, ensuring that during the transitional period all corporate, financial, commercial, employment and other documentation that refer to the participating currencies are converted to the euro in accordance with the regulatory requirements.

During the transition period conversion rates can no longer be computed directly from one participating currency to another. Instead, a triangulation algorithm will be applied, which requires that national currency amounts be converted first to the euro according to the fixed conversion rates before being converted into the second national currency. This requires specific conversion modules to be included in business information systems. Furthermore, such programs will be required to provide the additional functionality needed to convert all participating currency-denominated financial data to the euro. A review of all financial information systems has commenced and their functionality for processing euro transactions is being tested.

Schlumberger recognizes that the euro will affect its various businesses differently. Oilfield Services operates in an essentially US dollar-denominated environment in which the introduction of the euro is expected to have limited consequences. Test & Transactions will be affected in terms of the ability of products, such as smart cards and terminals, to process euro transactions. Resource Management Systems, which has now set up a pan-European manufacturing structure covering all European Union markets, expects to participate in the general growth generated by the euro. The increased price transparency created by the euro accompanied with deregulation and increased competition among our customers, the utilities, should also contribute to providing new Solutions opportunities in these businesses. The full assessment of the effects the euro will have on each business segment is incomplete and, hence, the Company cannot as yet make a final conclusion on the anticipated business impact the introduction of the single currency will have.

Based upon results to date, the Company believes that the implementation of the euro can be performed according to the time frame defined by the European Union. The Company does not expect the total cost of addressing this issue to be material to financial condition, results of operations and liquidity. This cost estimate does not include the normal upgrading of business and financial systems that would be euro ready.

Forward-looking Statements
--------------------------

The Company cautions that, except for the historical information and discussions contained herein, statements in this annual report and elsewhere may constitute forward-looking statements. These statements include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which the Company operates and growth opportunities for the Company in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. While it is not possible to identify all such factors, such factors include: severity and duration of the downturn in the oil and gas and semiconductor industries, general economic and business conditions in key regions of the world, and changes in business strategy or development plans relating to the Company's targeted growth opportunities.

Item 7A - Quantitative and Qualitative Disclosure
-------   ---------------------------------------
          About Market Risk
          -----------------

The Company does not believe it has a material exposure to market risk. The Company manages the exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs. With regard to foreign currency fluctuations, the Company enters into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions in foreign currencies. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 8     Financial Statements and Supplementary Data
------     -------------------------------------------

CONSOLIDATED STATEMENT OF INCOME

                         (Stated in thousands except per share amounts)

Year Ended December 31,               1998          1997          1996
                               -----------   -----------   -----------
Revenue
   Operating                   $11,815,553   $11,543,431   $ 9,701,685
   Interest and other income       181,756       111,334        72,818
                               -----------   -----------   -----------
                                11,997,309    11,654,765     9,774,503
                               -----------   -----------   -----------
Expenses
   Cost of goods sold
     and services                9,034,409     8,372,714     7,282,010
   Research & engineering          568,225       519,365       478,875
   Marketing                       467,592       433,911       399,808
   General                         454,049       428,505       422,327
   Interest                        150,161        95,316        79,862
   Unusual items                        --            --       333,091
                               -----------   -----------   -----------
                                10,674,436     9,849,811     8,995,973
                               -----------   -----------   -----------
Income before taxes              1,322,873     1,804,954       778,530

   Taxes on income                 308,674       420,405      (140,957)
                               -----------   -----------   -----------
Net Income                     $ 1,014,199   $ 1,384,549   $   919,487
                               ===========   ===========   ===========

Basic earnings per share       $      1.87   $      2.57   $      1.72
                               ===========   ===========   ===========

Diluted earnings per share     $      1.81   $      2.47   $      1.69
                               ===========   ===========   ===========

Average shares outstanding         544,338       539,330       534,298

Average shares outstanding
    assuming dilution              561,855       559,653       545,609






See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

CONSOLIDATED BALANCE SHEET

                                                                                    (Stated in thousands)
December 31,                                                                1998                    1997
                                                                   -------------           -------------
ASSETS
Current Assets
   Cash and short-term investments                                   $ 3,956,694            $  1,818,332
     Receivables less allowance for doubtful accounts
       (1998-$89,556; 1997-$76,818)                                    2,968,070               2,997,010
   Inventories                                                         1,333,131               1,300,541
   Deferred taxes on income                                              295,974                 220,015
   Other current assets                                                  251,355                 241,823
                                                                   -------------           -------------
                                                                       8,805,224               6,577,721
Long-term Investments, held to maturity                                  855,172                 742,751
Fixed Assets less accumulated depreciation                             4,694,465               4,121,951
Excess of Investment Over Net Assets
   of Companies Purchased less amortization                            1,302,678               1,379,412
Deferred Taxes on Income                                                 202,630                 174,084
Other Assets                                                             217,760                 189,962
                                                                   -------------           -------------
                                                                     $16,077,929            $ 13,185,881
                                                                   =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities                         $  2,539,954            $  2,514,220
   Estimated liability for taxes on income                               480,123                 425,318
   Bank loans                                                            708,978                 750,303
   Dividend payable                                                      102,891                  93,821
   Long-term debt due within one year                                     86,722                 104,357
                                                                   -------------           -------------
                                                                       3,918,668               3,888,019
Long-term Debt                                                         3,285,444               1,179,356
Postretirement Benefits                                                  432,791                 414,432
Other Liabilities                                                        321,951                 322,905
                                                                   -------------           -------------
                                                                       7,958,854               5,804,712
                                                                   -------------           -------------
Stockholders' Equity
   Common stock                                                        1,539,408               1,428,624
   Income retained for use in the business                             8,882,455               8,265,642
   Treasury stock at cost                                             (2,221,308)             (2,249,765)
   Translation adjustment                                                (81,480)                (63,332)
                                                                   -------------           -------------
                                                                       8,119,075               7,381,169
                                                                   -------------           -------------
                                                                    $ 16,077,929             $13,185,881
                                                                   =============           =============


See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   (Stated in thousands)
Year Ended December 31,                                            1998             1997            1996
                                                          -------------    -------------     -----------
Cash flows from operating activities:
   Net income                                                $1,014,199      $ 1,384,549      $ 919,487
   Adjustments to reconcile net income
       to net cash provided by operating activities:
     Depreciation and amortization                            1,136,290        1,035,003         940,582
     Earnings of companies carried at equity,
       less dividends received (1998-$4,996;
       1997-$4,934; 1996-$2,948)                                 (9,576)          (1,270)          4,408
   Provision for losses on accounts receivable                   36,861           27,871          29,797
   Third quarter charge                                         380,000                -               -
   Other adjustments                                                (58)          (2,278)         (9,291)
   Change in operating assets and liabilities:
     Increase in receivables                                    (20,507)        (647,470)       (321,980)
     Increase in inventories                                   (122,622)        (220,813)       (151,340)
     (Increase) decrease in deferred taxes                      (75,959)          32,140         (31,210)
     (Decrease) increase in accounts payable
       and accrued liabilities                                  (72,940)         175,664         188,274
     Increase in estimated liability
       for taxes on income                                       79,677           51,215          45,192
     Other-net                                                  (42,218)          25,916         (73,350)
                                                           ------------     ------------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,303,147        1,860,527       1,540,569
                                                            -----------      -----------    ------------
Cash flows from investing activities:
   Purchases of fixed assets                                 (1,887,369)      (1,591,734)     (1,219,805)
   Sales/retirements of fixed assets & other                     36,693           97,390         113,518
   Sale (purchase) of businesses                                 61,662          (28,233)       (161,635)
   Net proceeds on sale of drilling rigs                              -           174,000              -
   Increase in investments                                   (2,292,163)        (867,894)       (218,914)
   Decrease in other assets                                       4,660           19,453            (537)
                                                           ------------     ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                        (4,076,517)      (2,197,018)     (1,487,373)
                                                           ------------     ------------     -----------
Cash flows from financing activities:
   Dividends paid                                              (388,379)        (377,636)       (374,489)
   Proceeds from employee stock purchase plan                    70,461           50,055          38,807
   Proceeds from exercise of stock options                       68,780           97,899         143,660
   Purchase of shares for Treasury                                    -                -         (13,413)
   Proceeds from issuance of long-term debt                   2,909,156          925,579         205,009
   Payments of principal on long-term debt                     (863,966)        (419,962)       (202,026)
   Net (decrease) increase in short-term debt                   (64,756)          50,831         212,523
                                                           ------------     ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,731,296          326,766          10,071
                                                           ------------     ------------      -----------
Net  (decrease) increase in cash                                (42,074)          (9,725)         63,267
Cash, beginning of year                                         147,395          157,120          93,853
                                                           ------------     ------------     -----------
CASH, END OF YEAR                                             $ 105,321        $ 147,395      $  157,120
                                                              =========        =========      ==========


See Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             Common  Stock                     (Dollar amounts in thousands)
                         ---------------------------------------------------------------          Income
                                     Issued                  In Treasury                       Retained for
                           --------------------------- -----------------------    Translation    Use in the     Comprehensive
                             Shares        Amount        Shares        Amount     Adjustment     Business             Income
                          ------------  ------------  ------------  ------------  ----------    -----------     -------------
Balance,
January 1, 1996             660,746,700   $1,235,146   129,976,320   $ 2,414,577    $(31,382)   $6,711,298          $      -

Translation adjustment                                                                 5,756                             5,756

Sales to optionees less
 shares exchanged                16,527       47,177    (5,314,696)      (98,631)                       43

Purchases for Treasury         (404,268)     (13,413)
Employee stock
 purchase plan                1,483,494       38,807                                                  (211)

Net income                                                                                         919,487             919,487

Dividends declared
 ($0.75 per share)                                                                                (375,509)
                            -----------   ----------   -----------   -----------   ---------   -----------        ------------
Balance,
December 31, 1996           661,842,453    1,307,717   124,661,624     2,315,946     (25,626)    7,255,108          $  925,243
                                                                                                                  ============
Translation adjustment                                                               (37,706)                          (37,706)

Sales to optionees less
 shares exchanged               395,950       37,316    (3,323,223)      (61,743)

Employee stock
 purchase plan                1,399,623       50,055

Net income                                                                                       1,384,549           1,384,549

IVS acquisition                               16,324     (238,812)       (4,438)

  Tax benefit on
      stock options                           16,600

Change in subsidiary
  year end                                       612                                                 4,560

Dividends declared
 ($0.75 per share)                                                                                (378,575)

                            -----------   ----------   -----------   -----------   ---------   -----------        ------------
Balance,
December 31, 1997           663,638,026    1,428,624   121,099,589     2,249,765     (63,332)    8,265,642          $1,346,843
                                                                                                                  ============
Translation adjustment                                                               (18,148)                          (18,148)

Sales to optionees less
 shares exchanged               796,992       40,323    (1,531,607)      (28,457)

Employee stock
 purchase plan                1,266,840       70,461

Net income                                                                                       1,014,199           1,014,199

Dividends declared
 ($0.75 per share)                                                                                (397,386)
                            -----------   ----------   -----------   -----------   ---------   -----------        ------------
Balance,
December 31, 1998           665,701,858   $1,539,408   119,567,982   $ 2,221,308    $(81,480)   $8,882,455          $  996,051
                            ===========   ==========   ===========   ===========   =========   ===========        ============


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

On August 31, 1998, Schlumberger completed the merger of Schlumberger Technology Corporation, a wholly owned subsidiary of Schlumberger, and Camco International Inc. The business combination was accounted for using the pooling-of-interests method of accounting. Accordingly, the financial statements have been prepared as if Schlumberger and Camco were combined at the beginning of the earliest period presented.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of majority-owned subsidiaries. Significant 20%-50% owned companies are carried on the equity method and classified in Other Assets. The Company's pro rata share of after-tax earnings is included in Interest and other income. Equity in undistributed earnings of all 50%-owned companies at December 31, 1998 was not material.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While actual results could differ from these estimates, management believes that the estimates are reasonable.

Revenue Recognition
Generally, revenue is recognized after services are rendered and products are shipped.

Translation of Non-US Currencies
All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders' Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. The Company policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 1998 results were transaction losses of $5 million, compared with a loss of $5 million in 1997 and a gain of $5 million in 1996.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit offsets the unrealized currency gains or losses on those assets and liabilities. At December 31, 1998, contracts and options were outstanding for the US dollar equivalent of $276 million in various foreign currencies. These contracts mature on various dates in 1999 and 2000.

Investments
Both short-term and long-term investments held to maturity are stated at cost plus accrued interest, which approximates market, and comprise primarily Eurodollar time deposits, certificates of deposit and commercial paper, Canada treasury bills, Euronotes and Eurobonds, substantially all denominated in US dollars. Substantially all the investments designated as held to maturity that were purchased and sold during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized gain on such securities at December 31, 1998 was not significant.

For purposes of the Consolidated Statement of Cash Flows, the Company does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months. Short-term investments at December 31, 1998 and 1997, were $3.9 billion and $1.7 billion, respectively.

Inventories
Inventories are stated principally at average or standard cost, which approximates average cost, or at market, if lower. Inventory consists primarily of materials and supplies.

Excess of Investment Over Net Assets of Companies Purchased
Cost in excess of net assets of purchased companies (goodwill) is amortized on a straight-line basis over periods ranging from 5 to 40 years. Accumulated amortization was $434 million and $389 million at December 31, 1998 and 1997, respectively. Of the goodwill at December 31, 1998, 53% is being amortized over 40 years, 21% is being amortized over 25 years and 26% is being amortized over periods of up to 25 years.

Fixed Assets and Depreciation
Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets by the straight-line method. Fixed assets include the manufacturing cost (average cost) of oilfield technical equipment manufactured by subsidiaries of the Company. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Capitalized Interest
The Company capitalizes interest expense during the new construction or upgrade of qualifying assets. Interest expense capitalized in 1998 was $15 million. No interest expense was capitalized in 1997 and 1996.

Impairment of Long-lived Assets
The Company reviews the appropriateness of the carrying value of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Taxes on Income
The Company and its subsidiaries compute taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made.

Approximately $4.5 billion of consolidated income retained for use in the business at December 31, 1998 represented undistributed earnings of consolidated subsidiaries and the Company's pro rata share of 20%-50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

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


                                           (Stated in thousands except per share amounts)
                                                                 Average
                                                Net              Shares        Earnings
                                               Income            Outstanding     per share
                                           ---------------       -----------   -------------
1998
Basic                                       $ 1,014,199             544,338       $ 1.87
Effect of dilution:
     Options                                                          9,723
     Warrants                                                         7,794
                                           ------------          ----------      -------
     Diluted                                $ 1,014,199             561,855       $ 1.81
                                           ============          ==========      =======
1997
Basic                                       $ 1,384,549             539,330       $ 2.57
Effect of dilution:
     Options                                                         12,185
     Warrants                                                         8,138
                                           ------------          ----------      -------
     Diluted                                $ 1,384,549             559,653       $ 2.47
                                           ============          ==========      =======
1996
Basic                                       $   919,487             534,298       $ 1.72
Effect of dilution:
     Options                                                          6,996
     Warrants                                                         4,315
                                           ------------          ----------      -------
     Diluted                                $   919,487             545,609       $ 1.69
                                           ============          ==========      =======

Research & Engineering
All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

Third Quarter Charge
In September 1998, the Company recorded an after-tax charge of $380 million ($0.68 per share-diluted), consisting of the following:

o A charge of $268 million related to Oilfield Services, including severance costs of $64 million (5600 employees); facility closure/relocation costs of $40 million; operating asset write-offs of $114 million; and $39 million of customer receivable reserves where collection was considered doubtful due to the customers' financial condition and/or country risk. This charge resulted from the slowdown in business.

o A charge of $63 million for merger-related costs in connection with the acquisition of Camco International Inc.

o A charge of $43 million related to Resource Management Services and Test & Transactions, consisting primarily of employee severance, facility rationalizations, and environmental costs resulting from a reassessment of ongoing future monitoring and maintenance requirements at locations no longer in operation.

The pretax charge of $444 million is classified in Cost of goods sold and services.

At December 31, 1998, $35 million of the Oilfield Services severance costs had been incurred and the majority of the terminations had been completed. Complex social/legal issues in certain European countries have caused delays in completing the headcount reduction.
The reduction should be completed by June 30, 1999, and the remaining costs incurred.

In 1996, the Company announced a charge of $300 million after tax in the third quarter related primarily to the electricity, gas and seismic land and transition zone businesses. The after-tax charge of $300 million included pretax charges of $112 million for severance costs, other facilitiy closure costs of $39 million, goodwill write-offs of $122 million and other asset impairments/charges of $60 million.

The severance costs related to less than 5% of the worldwide work force, primarily in Europe, and pertained to both manufacturing and operating personnel in about 30 locations. Most of the other facility closure costs related to the write-down of buildings, equipment and other assets to net realizable value.

In addition, the Company recorded a charge of $58 million after tax, including a loss on the divestiture of the remaining defense-related activity, certain asset impairments and other charges. The amount is classified in Cost of goods sold and services ($47 million) and Taxes on income ($11 million).

At December 31, 1998, virtually all of the severance costs had been incurred.

Acquisitions
------------
On August 31, 1998, Schlumberger announced that the merger of Schlumberger Technology Corporation, a wholly owned subsidiary of Schlumberger, and Camco International Inc. had been completed. Under the terms of the merger agreement, approximately 38.2 million shares of Camco common stock were exchanged for 45.1 million shares of Schlumberger common stock at the exchange rate of 1.18 shares of Schlumberger stock for each share of Camco. Based on the Schlumberger average price of $47 7/8 on August 28, the transaction was valued at $2.2 billion. The business combination was accounted for using the pooling-of-interests method of accounting.

During 1997, subsidiaries of the Company acquired Interactive Video Systems, Inc. (IVS), a metrology solutions provider for the front-end semiconductor fabrication equipment market, and S.A. Holditch and Associates, Inc., a petroleum and geoscience consulting services company. These acquisitions were accounted for as purchases. Costs in excess of net assets acquired were $38 million, which are being amortized on a straight-line basis over periods of 5 and 15 years, respectively.

During 1996, subsidiaries of the Company acquired Solaic, SA, a magnetic and smart card manufacturer; an 80% interest in Printer, a magnetic stripe card manufacturer; Oilphase Sampling Services Ltd., a reservoir fluid sampling company; The Production Analyst* and OilField Manager* software products from OGCI Software, Inc.; Germann, a turnkey gasoline station provider; Gueant, a gas dispenser service company; and a 33% equity interest in DAP Technologies Limited, a developer and manufacturer of rugged handheld computer products. The purchase prices were $75 million, $9 million, $7 million, $8 million, $8 million, $7 million and $4 million, respectively. These acquisitions were accounted for as purchases. Costs in excess of net assets acquired were $91 million, which are being amortized on a straight-line basis over periods between 7 and 25 years.

Investments
-----------
The Consolidated Balance Sheet reflects the Company's investment portfolio separated between current and long term, based on maturity. Except for $125 million of investments which are considered trading at December 31, 1998 ($117 million in 1997), it is the Company's intent to hold the investments until maturity.

Long-term investments mature as follows: $255 million in 2000, $143 million in 2001 and $457 million thereafter.

At December 31, 1998, there were no interest rate swap arrangements outstanding related to investments. Interest rate swap arrangements had no material effect on consolidated interest income.

Fixed Assets
------------
A summary of fixed assets follows:
                                                    (Stated in millions)
December 31,                                 1998                  1997
                                          -------               -------
Land                                      $    78               $    80
Buildings &
   Improvements                             1,108                 1,086
Machinery &
   Equipment                               10,472                 9,759
                                          -------               -------
Total cost                                 11,658                10,925
Less accumulated
   depreciation                             6,964                 6,803
                                          -------               -------
                                          $ 4,694               $ 4,122
                                          =======               =======

Estimated useful lives of Buildings & Improvements range from 5 to 50 years and of Machinery & Equipment from 2 to 25 years. Nearly all of the Buildings & Improvements are depreciated between 30 and 40 years. For Machinery & Equipment, 27% is being depreciated over periods between 16 to 25 years, 11% over periods between 11 to 15 years and 62% over periods between 2 to 10 years.

Long-term Debt
--------------
A summary of long-term debt by currency follows:

                                                    (Stated in millions)
December 31,                                 1998                  1997
                                           ------                ------
US dollar                                 $ 2,284                 $ 433
UK pound                                      270                   122
French franc                                  201                   186
German mark                                   160                   118
Japanese yen                                  125                   111
Italian lira                                   91                    93
Canadian dollar                                80                    68
Other                                          74                    48
                                          -------               -------
                                          $ 3,285               $ 1,179
                                          =======               =======

Long-term debt is at variable interest rates; the weighted-average interest rate of the debt outstanding at December 31, 1998 was 5.6%. Such rates are reset every six months or sooner. Long-term debt at December 31, 1998 approximates fair value.

Long-term debt at December 31, 1998, is due as follows: $486 million in 2000, $122 million in 2001, $254 million in 2002, $2,243 million in 2003 and $180 million thereafter.

At December 31, 1998, there were interest rate swap arrangements outstanding related to debt having a total principal amount of $37 million. Interest rate swap arrangements had no material impact on consolidated interest expense in 1998 and 1997. The exposure, in the event of nonperformance by the other parties to the arrangements, would not be significant.

Lines of Credit
---------------
At December 31, 1998, the Company's principal US subsidiary has an available unused Revolving Credit Agreement with a syndicate of banks. The Agreement provides that the subsidiary may borrow up to $1 billion until August 2003 at money market-based rates. Additionally, the Company's principal US subsidiary has available an unused five-year syndicated capital lease facility whereby it can finance up to $550 million for the construction and subsequent capital lease of two drilling rigs at money market-based rates. At December 31, 1998, the Company and its subsidiaries also had available unused lines of credit of approximately $630 million.

Capital Stock
-------------
The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, of which 546,133,876 and 542,538,437 shares were outstanding on December 31, 1998 and 1997, respectively. The Company is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock and preferred stock are entitled to one vote for each share of stock held.

In January 1993, Schlumberger acquired the remaining 50% interest in the Dowell Schlumberger group of companies. The purchase price included a warrant, expiring in 7.5 years and valued at $100 million, to purchase 15,153,018 shares of Schlumberger Limited common stock at an exercise price of $29.672 per share. The warrant is fully vested and nontransferable.

Stock Compensation Plans
------------------------
As of December 31, 1998, the Company has two types of stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                  (Stated in millions except per share amounts)
                                     1998              1997               1996
                                     ----              ----               ----
Net income
         As reported                $1,014           $1,385               $ 919
         Pro forma                 $   882           $1,315               $ 872

Basic earnings
    per share
         As reported                 $1.87            $2.57               $1.72
         Pro forma                   $1.62            $2.44               $1.63

Diluted earnings
   per share
         As reported                 $1.81            $2.47               $1.69
         Pro forma                   $1.57            $2.35               $1.60


As required by SFAS 123, the above pro forma data reflect the effect of stock option grants and the employee stock purchase plan during 1998, 1997 and 1996.

Stock Options Plans
During 1998, 1997, 1996 and in prior years, officers and key employees were granted stock options under the Company's stock option plans. For substantially all of the stock options granted, the exercise price of each option equals the market price of the Company's stock on the date of grant; an option's maximum term is ten years, and options generally vest in 20% increments over five years.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996: Dividend of $0.75; expected volatility of 21%-25% for 1998 grants, 21% for 1997 grants and 20% for 1996 grants; risk-free interest rates for the 1998 grants of 5.59%-5.68% for officers and 4.35%-5.62% for the 1998 grants to all other employees; risk-free interest rates for the 1997 grant to officers of 6.19% and 5.80%-6.77% for the 1997 grants to all other employees; risk-free interest rates for the 1996 grants of 5.38%-6.36% for officers and 5.09%-6.01% for the 1996 grants to all other employees; and expected option lives of 6.98 years for officers and
5.02 years for other employees for 1998 grants, 7.27 years for officers and 5.09 years for other employees for 1997 grants and 8.4 years for officers and 5.39 years for other employees for 1996 grants.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                        1998                              1997                          1996
                         -------------------------------------------------------------------------------------------
                                             WEIGHTED                            WEIGHTED                   WEIGHTED
                                              AVERAGE                             AVERAGE                    AVERAGE
                                             EXERCISE                            EXERCISE                   EXERCISE
FIXED OPTIONS                   SHARES         PRICE            SHARES             PRICE         SHARES       PRICE
-------------------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of year          28,701,327      $43.75           26,300,825         $31.40        23,607,281    $28.03

Granted                        1,845,143      $68.76            6,822,049         $80.33         8,914,443    $38.40

Exercised                    (2,299,709)      $26.54          (3,856,684)         $27.22       (5,725,467)    $26.46

Forfeited                      (666,616)      $52.32            (564,863)         $35.77         (495,432)    $31.80
                               ---------                        ---------                         --------
Outstanding at
   year-end                   27,580,145      $46.71           28,701,327         $43.75        26,300,825    $31.40
                              ==========                       ==========                       ==========
Options exercisable
   at year-end                14,480,837                       11,605,965                       10,292,993
Weighted-average
   fair value of options granted
   during the year                $24.44                        $25.30                              $11.14
====================================================================================================================

The following table summarizes information concerning currently outstanding and exercisable options by three ranges of exercise prices at December 31, 1998:



                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                       -------------------                        -------------------
                          Number       Weighted-average                             Number
Range of               outstanding         remaining        Weighted-average     exercisable   Weighted-average
exercise prices       as of 12/31/98    contractual life   exercise price     as of 12/31/98   exercise price
---------------       --------------    ----------------   --------------     --------------   --------------
$  4.21 -  $32.250     11,067,118             4.56            $28.916            9,308,792        $28.201
$32.407 -  $51.536      9,100,558             7.10            $39.262            3,989,682        $37.157
$52.688 -  $90.500      7,412,469             8.83            $82.423            1,182,363        $84.964
                       ----------                                               ----------
                       27,580,145             6.55            $46.67            14,480,837        $36.153
                       ----------                                               ----------

Employee Stock Purchase Plan
Under the Schlumberger Discounted Stock Purchase Plan, the Company is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of its beginning or end of the Plan year market price. Under the Plan, the Company sold 1,266,840, 1,399,623 and 1,483,494 shares to employees in 1998, 1997 and 1996, respectively. Compensation cost has been computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996: Dividend of $0.75; expected life of one year; expected volatility of 34% for 1998, 28% for 1997 and 20% for 1996; and risk-free interest rates of 4.44% for 1998, 5.64% for 1997 and 5.71% for 1996. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996, was $19.817, $17.845 and $9.73, respectively.

Income Tax Expense
------------------
The Company and its subsidiaries operate in over 100 taxing jurisdictions where statutory tax rates generally vary from 0% - 50%.

Pretax book income subject to US and foreign income taxes for each of the three years ending December 31, was as follows:

                                                         (Stated in millions)
                                              1998        1997          1996
                                           -------     -------        ------

United States                              $    29     $   485        $  201
Foreign                                      1,294       1,320           578
                                           -------     -------        ------
Pretax income                              $ 1,323     $ 1,805        $  779
                                           =======     =======        ======


The Company had net deductible temporary differences of $1.2 billion at December 31, 1998 and $977 million at December 31, 1997. Significant temporary differences pertain to postretirement medical benefits, fixed assets, employee benefits and inventory.

The components of consolidated income tax expense were as follows:

                                                           (Stated in millions)
                                           1998           1997           1996
                                           ----           ----           ----
Current:
    United States--Federal             $    126       $     93        $    49
    United States--State                     15             19             10
    Foreign                                 272            275            221
                                       --------       --------        -------
                                       $    413       $    387        $   280
                                       --------       --------        -------

Deferred:
    United States--Federal             $    (69)      $     18        $  (347)
    United States--State                     (7)            (2)           (34)
    Foreign                                 (28)            17            (40)
                                       --------       --------        -------
                                       $   (104)      $     33        $  (421)
                                       --------       --------        -------

Consolidated taxes on income           $    309       $    420        $  (141)
                                       ========       ========        =======
Effective tax rate                           23%            23%            - %
                                       ========       ========        =======

For the three years, the variations from the US statutory federal tax rate (35%) and the Company's effective tax rates were due to several factors, including the effect of the US operating loss carryforward in prior years and a substantial proportion of operations in countries where taxation on income is lower than in the US.

In the third quarter of 1996, with increasing profitability and a strong outlook in the US, the Company recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million.

In the second quarter of 1997, the Company released the remaining valuation allowance related to its US subsidiary's tax loss carryforward and all temporary differences. The resulting reduction in income tax expense was not significant.

Leases and Lease Commitments
----------------------------
Total rental expense was $360 million in 1998, $295 million in 1997 and $242 million in 1996. Future minimum rental commitments under noncancelable leases for years ending December 31 are: $157 million in 1999; $117 million in 2000; $99 million in 2001; $83 million in 2002; and $72 million in 2003. For the ensuing three five-year periods, these commitments decrease from $105 million to $5 million. The minimum rentals over the remaining terms of the leases aggregate to $55 million.

Included in the rental expenses and future minimum rental commitments above are the Schlumberger semisubmersibles Drillstar and Sedco Explorer. In September 1997, these rigs were sold to a newly formed venture in which the Company has a 25% interest. The rigs are being operated by Schlumberger under bareboat charters.

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

In addition, the Company and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not currently determinable, in the opinion of the Company any liability that might ensue would not be material in relation to consolidated liquidity, financial position or future results of operations.

Segment Information
-------------------
The Company operates four businesses: Oilfield Services (OFS), Resource Management Services (RMS), Test & Transactions (T&T) and Cable & Wireless Omnes. OFS, RMS and T&T are reportable business segments; Cable & Wireless Omnes is not a reportable segment.

The Company's OFS business falls into four clearly defined economic and geographical areas and is evaluated on the following basis: First, North America
(NAM) is a major self-contained market. Second, Latin America (LAM) is composed of regional markets which share a common dependence on the United States. Third, Europe is another major self-contained market where we include the CIS, whose economy is increasingly linked to that of Europe, and West Africa. Fourth, Other Eastern includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry. Camco is managed as a separate segment within OFS.

The OFS group provides exploration and production services required during the life of an oil and gas reservoir. The Company believes that all the products/services are interrelated and expect similar performance from each. The RMS group is a global provider of measurement solutions, products and systems for electricity, gas and water utilities worldwide. The T&T group supplies technology products, services and systems solutions to the semiconductor, banking, telecommunications, transportation and health care industries. The group consists of two businesses, Automated Test Equipment and Smart Cards & Terminals. Services and products are described in more detail on pages 1 and 2 of this 10-K report.

Financial information for the years ended December 31, 1998, 1997 and 1996, by segment, is as follows:

                            ---------------------------------------------------------------------------------------------
                                                                          Europe/           Other
                 1998                   NAM                  LAM      CIS / W. Afr.        Eastern           Camco
                            ---------------------------------------------------------------------------------------------
Revenue                             $ 2,027               $ 1,190       $ 2,511            $ 2,218          $ 948
                            =============================================================================================
Operating Income                      $ 160                 $ 131         $ 460              $ 549          $ 123
Income Tax Expense (1)                   84                    45            74                124             66
                            =============================================================================================
Pretax Operating Income               $ 244                 $ 176         $ 534              $ 673          $ 189
                            =============================================================================================
Interest Income
Interest Expense                                            $ (10)
                                                            ======
Third Quarter Charge

Pretax Income
                            =============================================================================================
Segment Assets                      $ 1,321               $ 1,037       $ 2,154            $ 1,758        $ 1,089
Corporate Assets

Total Assets
                            =============================================================================================
Depreciation/Amortization             $ 204                 $ 131         $ 271              $ 243           $ 74
                            =============================================================================================
Capital Expenditures                  $ 288                 $ 272         $ 540              $ 325          $ 131
                            =============================================================================================

                                                                                                       (Stated in millions)
                            -----------------------------------------------------------------------------------------------
                                  Elims/        Total                                             Elims/
                 1998              Other          OFS              RMS              T&T             Other     Consolidated
                            -----------------------------------------------------------------------------------------------
Revenue                            $ 1        $ 8,895           $ 1,465         $ 1,226             $ 230         $ 11,816
                            ===============================================================================================
Operating Income                 $ (57)       $ 1,366              $ 32            $ 55             $ (86)         $ 1,367
Income Tax Expense (1)               7            400                18              19               (65)             372
                            ===============================================================================================
Pretax Operating Income          $ (50)       $ 1,766              $ 50            $ 74            $ (151)         $ 1,739
                            ===============================================================================
Interest Income                                                                                                        167
Interest Expense                                                                   $ (1)                              (139)
                                                                                  ======
Third Quarter Charge                                                                                                  (444)
                                                                                                                   ========
Pretax Income                                                                                                      $ 1,323
                            ===============================================================================================
Segment Assets                   $ 972        $ 8,331           $ 1,184         $ 1,069               $ -         $ 10,584
Corporate Assets                                                                                                     5,493
                                                                                                                  ---------
Total Assets                                                                                                      $ 16,077
                            ===============================================================================================
Depreciation/Amortization         $ 66          $ 989              $ 87            $ 48              $ 12          $ 1,136
                            ===============================================================================================
Capital Expenditures             $ 189        $ 1,745              $ 61            $ 53              $ 28          $ 1,887
                            ===============================================================================================

(1) 1998 income tax expense excludes a credit of $63 million related to the Third Quarter Charge.

                                      -------------------------------------------------------------------------------------
                                                                                    Europe/          Other
                1997                             NAM              LAM           CIS / W. Afr.       Eastern         Camco
                                      -------------------------------------------------------------------------------------
Revenue                                        $ 2,129         $ 1,060              $ 2,412        $ 2,055          $ 914
                                      =====================================================================================
Operating Income                                 $ 263           $ 151                $ 454          $ 493          $ 104
Income Tax Expense                                 111              45                   57            104             57
                                      =====================================================================================
Pretax Operating Income                          $ 374           $ 196                $ 511          $ 597          $ 161
                                      =====================================================================================
Interest Income
Interest Expense                                                  $ (5)
                                                                 ======
Pretax Income
                                      =====================================================================================
Segment Assets                                 $ 1,502           $ 988              $ 1,856        $ 1,592        $ 1,042
Corporate Assets

Total Assets
                                      =====================================================================================
Depreciation/Amortization                        $ 187           $ 100                $ 255          $ 213           $ 62
                                      =====================================================================================
Capital Expenditures                             $ 297           $ 281                $ 386          $ 337           $ 96
                                      =====================================================================================
                                                                                                                (Stated in millions)
                                      ----------------------------------------------------------------------------------------------
                                           Elims/        Total                                          Elims/
                1997                       Other          OFS           RMS             T&T             Other           Consolidated
                                      ----------------------------------------------------------------------------------------------
Revenue                                   $ (11)       $8,559        $ 1,569         $ 1,066              $ 349            $ 11,543
                                      ==============================================================================================
Operating Income                          $ (79)       $1,386           $ 47            $ 73             $ (130)            $ 1,376
Income Tax Expense                            5           379             24              30                (13)                420
                                      ==============================================================================================
Pretax Operating Income                   $ (74)       $1,765           $ 71           $ 103             $ (143)            $ 1,796
                                      ===========================================================================
Interest Income                                                                                                                  98
Interest Expense                                                                        $ (1)                                   (89)
                                                                                     ========
                                                                                                                            ========
Pretax Income                                                                                                               $ 1,805
                                      ==============================================================================================
Segment Assets                             $844        $7,824        $ 1,219         $ 1,088                $ -            $ 10,131
Corporate Assets                                                                                                              3,055
                                                                                                                           --------
Total Assets                                                                                                               $ 13,186
                                      ==============================================================================================
Depreciation/Amortization                  $ 68         $ 885           $ 93            $ 44               $ 13             $ 1,035
                                      ==============================================================================================
Capital Expenditures                       $ 52        $1,449           $ 67            $ 63               $ 13             $ 1,592
                                      ==============================================================================================

                                      -------------------------------------------------------------------------------------
                                                                                  Europe/            Other
                1996                             NAM              LAM          CIS / W. Afr.        Eastern         Camco
                                      -------------------------------------------------------------------------------------
Revenue                                        $ 1,613           $ 791              $ 2,066        $ 1,660          $ 765
                                      =====================================================================================
Operating Income                                 $ 178           $ 138                $ 319          $ 311           $ 70
Income Tax Expense (2)                              29              35                   42             69             38
                                      =====================================================================================
Pretax Operating Income                          $ 207           $ 173                $ 361          $ 380          $ 108
                                      =====================================================================================
Interest Income
Interest Expense                                                  $ (5)
                                                                 ======
Unusual Items

Pretax Income
                                      =====================================================================================
Segment Assets                                 $ 1,059           $ 690              $ 1,780        $ 1,392          $ 917
Corporate Assets

Total Assets
                                      =====================================================================================
Depreciation/Amortization                        $ 178            $ 71                $ 246          $ 198           $ 55
                                      =====================================================================================
Capital Expenditures                             $ 210           $ 171                $ 284          $ 326           $ 62
                                      =====================================================================================
                                                                                                              (Stated in millions)
                                      --------------------------------------------------------------------------------------------
                                         Elims/        Total                                          Elins/
                1996                     Other          OFS           RMS             T&T             Other           Consolidated
                                      --------------------------------------------------------------------------------------------
Revenue                                 $ (20)       $6,875        $ 1,765           $ 741              $ 321             $ 9,702
                                      ============================================================================================
Operating Income                        $ (96)        $ 920           $ 88            $ 35             $ (124)              $ 919
Income Tax Expense (2)                      5           218             23               -                  -                 241
                                      ============================================================================================
Pretax Operating Income                 $ (91)       $1,138          $ 111            $ 35             $ (124)            $ 1,160
                                      ==========================================================================
Interest Income                                                                                                                73
Interest Expense                                                                      $ (1)                                   (74)
                                                                                     ======
Unusual Items                                                                                                                (380)
                                                                                                                         =========
Pretax Income                                                                                                               $ 779
                                      ============================================================================================
Segment Assets                           $798        $6,636        $ 1,389           $ 970                $ -             $ 8,995
Corporate Assets                                                                                                            2,277
                                                                                                                         ---------
Total Assets                                                                                                             $ 11,272
                                      ============================================================================================
Depreciation/Amortization                $ 48         $ 796          $ 102            $ 31               $ 12               $ 941
                                      ============================================================================================
Capital Expenditures                     $ 35        $1,088           $ 78            $ 39               $ 15             $ 1,220
                                      ============================================================================================

(2) 1996 income tax expense excludes (i) a credit of $22 million related to the Unusual Items and (ii) a credit of $360 million related to the US tax loss carryforward recognition.


Corporate assets largely comprise short-term and long-term investments.

During the three years ended December 31, 1998, no single customer accounted for more than 10% of consolidated revenue.

The accounting policies of the segments are the same as those described in the summary of accounting policies.

Oilfield Services' net income eliminations include certain headquarters administrative costs which are not allocated geographically, goodwill amortization, and certain costs maintained at the OFS level.

Nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), are not included in segment operating income.

The Company did not have revenue from third-party customers in its country of domicile during the last three years. In each of the three years, only revenue in the US exceeded 10% of Consolidated revenue. Revenue in the US in 1998, 1997 and 1996 was $3.4 billion, $3.5 billion and $2.8 billion, respectively.

Pension and Other Benefit Plans
-------------------------------

US Pension Plans

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

The assumed discount rate, rate of compensation increases and return on plan assets used to determine pension expense in 1998 were 7.5%, 4.5% and 9%, respectively. In 1997, the assumptions were 8%, 4.5% and 8.5%, respectively. In 1996, the assumptions were 7.5%, 4.5% and 8.5%, respectively.

Net pension cost in the US for 1998, 1997 and 1996, included the following components:

                                                         (Stated in millions)
                                     1998              1997             1996
                                   ------            ------           ------
Service cost-benefits
   earned during the period           $39               $33              $31
Interest cost on projected
   benefit obligation                  68                61               55
Expected return on
   plan assets (actual
   return: 1998-$167;
   1997-$165; 1996-$99)               (77)              (63)             (57)
Amortization of
   transition asset                    (2)               (2)              (2)
Amortization of prior
   service cost/other                   3                 4                5
                                   ------            ------           ------
   Net pension cost                   $31               $33              $32
                                   ======            ======           ======


Effective January 1, 1998, the Company and its subsidiaries amended their pension plans to improve retirement benefits for retired employees. The funded status at December 31, 1997, reflects the amendment.

The change in the projected benefit obligation, plan assets and funded status of the plans at December 31, 1998 and 1997, was as follows:

                                                    (Stated in millions)
                                                 1998              1997
                                               ------            ------
Projected benefit  obligation
   at beginning of the year                  $    906             $ 776
Service cost                                       39                33
Interest cost                                      68                61
Actuarial losses                                   86                54
Benefits paid                                     (46)              (41)
Amendments                                          2                27
Special termination benefits                        9                 -
Other                                              (4)               (4)
Projected benefit  obligation
                                               ------            ------
   at end of the year                         $ 1,060             $ 906
                                               ------            ------

Plan assets at market value
   at beginning of the year                  $    978             $ 835
Actual return on plan assets                      167               165
Employer contribution                              20                19
Benefits paid                                     (46)              (41)
Plan assets at market value                    ------            ------
   at end of the year                         $ 1,119             $ 978
                                               ------            ------
Excess of assets over
   projected benefit  obligation                   59                72
Unrecognized net gain                            (198)             (203)
Unrecognized prior service cost                    50                59
Unrecognized net asset
   at transition date                              (4)               (5)
                                               ------            ------
Pension liability                               $ (93)            $ (77)
                                               ======            ======

Assumed discount rate, rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were 7%, 4.5%, and 9%, respectively, in 1998, and 7.5%, 4.5%, and 8.5% respectively, in 1997. Plan assets at December 31, 1998, consisted of common stocks ($722 million), cash or cash equivalents ($90 million), fixed income investments ($227 million) and other investments ($80 million). Less than 1% of the plan assets at December 31, 1998 were represented by Schlumberger Limited common stock.

Non-US Pension Plans
Outside the US, subsidiaries of the Company sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. For all defined benefit plans, pension expense was $17 million, $15 million and $16 million in 1998, 1997 and 1996, respectively. The only significant defined benefit plan is in the UK.

The assumed discount rate, rate of compensation increases and return on plan assets used to determine pension expense in 1998 were 7.5%, 5% and 9%, respectively. In 1997, the assumptions were 8.0%, 5%, and 8.5%, respectively. In 1996, the assumptions were 7.5%, 5% and 8.5%, respectively.

Net pension cost in the UK plan for 1998, 1997 and 1996 (translated into US dollars at the average exchange rate for the periods), included the following components:

                                                           (Stated in millions)
                                       1998              1997             1996
                                     ------            ------           ------
Service cost-benefits
   earned during the period            $ 18               $16              $13
Interest cost on projected
   benefit obligation                    18                15                9
Expected return on
   plan assets (actual
   return: 1998-$22;
   1997-$28; 1996-$37)                  (30)              (25)             (18)
Amortization of transition
   asset and other                       (6)               (5)              (3)
                                      -----             -----            -----
   Net pension cost                   $   -             $   1             $  1
                                      =====             =====            =====

The change in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

                                                    (Stated in millions)
                                                 1998              1997
                                               ------            ------
Projected benefit  obligation
   at beginning of the year                     $ 239             $ 157
Service cost                                       18                16
Interest cost                                      18                15
Actuarial (gains) / losses                       (37)                23
Benefits paid                                     (9)               (7)
Acquisition                                         -                35
Projected benefit  obligation
                                               ------            ------
   at end of the year                           $ 229             $ 239
                                               ------            ------
Plan assets at market value
   at beginning of the year                     $ 350             $ 283
Actual return on plan assets                       22                28
Employer contribution                               3                 5
Benefits paid                                     (9)               (7)
Acquisition                                         -                41
Plan assets at market value                    ------            ------
   at end of the year                           $ 366             $ 350
                                               ------            ------
Excess of assets over
   projected benefit  obligation                  137               111
Unrecognized net gain                           (114)              (91)
Unrecognized prior service cost                     3                 3
Unrecognized net asset
   at transition date                             (4)               (4)
                                                -----             -----
Pension asset                                    $ 22              $ 19
                                                =====             =====

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were 7% and 4%, respectively, in 1998, and 7.5% and 5%, respectively, in 1997; the expected long-term rate of return on plan assets was 9% in 1998 and 8.5% in 1997, respectively. Plan assets consisted of common stocks ($283 million), cash or cash equivalents ($9 million) and fixed income investments ($74 million). None of the plan assets represented Schlumberger Limited common stock.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 1998, 1997 and 1996, were $25 million, $25 million and $16 million, respectively.


Other Deferred Benefits
In addition to providing pension benefits, the Company and its subsidiaries have other deferred benefit programs. Expenses for these programs were $128 million, $127 million and $96 million in 1998, 1997 and 1996, respectively.

Health Care Benefits
The Company and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $54 million, $46 million and $42 million in 1998, 1997 and 1996, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other Than Pensions
The Company and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 7.5% in 1998 and 8% in 1997 and 1996. The overall medical cost trend rate assumption beginning December 31, 1996 was 9% graded to 5% over the next six years and 5% thereafter. Previously the overall assumption had been 10% graded to 6% over the next six years and 6% thereafter.

Net periodic postretirement benefit cost in the US for 1998, 1997 and 1996 included the following components:

                                                         (Stated in millions)
                                     1998              1997             1996
                                   ------            ------           ------
Service cost-benefits
  earned during the period         $   11             $   9             $ 13
Interest cost on accumulated
  postretirement benefit
    obligation                         22                22               27
Amortization of unrecognized
  net gain and other                   (6)               (6)               -
                                   ------            ------           ------
                                    $  27              $ 25             $ 40
                                   ======            ======           ======

The change in accumulated postretirement benefit obligation and funded status at December 31, 1998 and 1997 was as follows:

                                                    (Stated in millions)
                                                 1998              1997
                                               ------            ------
Accumulated postretirement
  benefit  obligation
   at beginning of the year                  $    313             $ 298
Service cost                                       11                 9
Interest cost                                      22                22
Actuarial losses/(gains)                           18               (5)
Benefits paid                                     (11)             (11)
Acquisition                                         1                 -
                                               ------            ------
Accumulated postretirement
  benefit  obligation
   at end of the year                             354               313
Unrecognized net gain                              74                97
Unrecognized prior service cost                     5                 5
                                               ------            ------
Postretirement benefit
  liability at December 31                    $   433             $ 415
                                               ======            ======


The components of the accumulated postretirement benefit obligation at December 31, 1998 and 1997 were as follows:

                                                    (Stated in millions)
                                                 1998              1997
                                               ------            ------
Retirees                                      $   165           $   154
Fully eligible                                     48                51
Actives                                           141               108
                                               ------            ------
                                              $   354           $   313
                                               ======            ======

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 7.0% for 1998 and 7.5% for 1997.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 1998 would have been $33 million, and the accumulated postretirement benefit obligation would have been $416 million at December 31, 1998.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 1998 would have been $22 million, and the accumulated postretirement benefit obligation would have been $305 million at December 31, 1998.

Supplementary Information
-------------------------

Operating revenue and related cost of goods sold and services comprised the following:


Year ended                                             (Stated in millions)
   December 31,                    1998              1997             1996
                               --------          --------         --------
Operating revenue
   Sales                      $   3,224         $   3,273          $ 2,931
   Services                       8,592             8,270            6,771
                               --------          --------         --------
                               $ 11,816          $ 11,543          $ 9,702
                               ========          ========         ========
Direct operating costs
   Goods sold                 $   2,083           $ 2,136          $ 1,975
   Services                       6,951             6,237            5,307
                               --------          --------         --------
                              $   9,034           $ 8,373          $ 7,282
                               ========          ========         ========

Cash paid for interest and income taxes was as follows:

Year ended                                               (Stated in millions)
   December 31,                       1998              1997             1996
                                    ------            ------           ------
Interest                             $ 151            $   93           $   78
Income taxes                         $ 342             $ 323            $ 213

Accounts payable and accrued liabilities are summarized as follows:

                                                          (Stated in millions)
December 31,                                             1998             1997
                                                       ------           ------
Payroll, vacation and
   employee benefits                                 $    582         $    586
Trade                                                     820              928
Taxes, other than income                                  176              185
Other                                                     962              815
                                                       ------           ------
                                                      $ 2,540           $2,514
                                                       ======           ======

Interest and other income includes interest income, principally from short-term and long-term investments, of $171 million, $102 million and $76 million for 1998, 1997 and 1996, respectively.



*    Mark of Schlumberger.
+    Trademark of Alternate Realities Corporation.
++   MFG/PRO is a registered trademark of QAD.
+/-  SAP is a registered trademark of SAP AG.

To the Board of Directors and Stockholders of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
January 20, 1999

QUARTERLY RESULTS (UNAUDITED)
-----------------------------

The following table summarizes results for each of the four quarters for the years ended December 31, 1998 and 1997. Gross profit equals operating revenue less cost of goods sold and services.

                                                       (Stated in millions except per share amounts)
                                      Operating                                Earnings per share
                                   ------------------------                    ----------------------
                                                                   Net
                                   Revenue     Gross Profit      Income         Basic        Diluted
                                   -------     ------------      -------       -------      ---------
Quarters-1998
     First                        $  3,024      $    862        $    378       $  0.70      $  0.67
     Second                          3,084           871             387          0.71         0.69
     Third 1                         2,932           351            (29)         (0.05)       (0.05)
     Fourth                          2,776           698             278          0.51         0.50
                                  --------      --------         -------       -------      -------
                                  $ 11,816      $  2,782        $  1,014       $  1.87      $  1.81
                                  ========      ========         =======       =======      =======
Quarters-1997
     First                        $  2,593      $    700        $    280       $  0.52      $  0.50
     Second                          2,824           753             322          0.60         0.58
     Third                           2,971           833             384          0.71         0.68
     Fourth                          3,155           886             399          0.74         0.71
                                  --------      --------         -------       -------      -------
                                  $ 11,543      $  3,172        $  1,385       $  2.57      $  2.47
                                  ========      ========         =======       =======      =======

/1/  Includes an after-tax charge of $380 million ($0.68 per share--diluted).



Item 9     Changes in and Disagreements with Accountants on Accounting
------     -----------------------------------------------------------
           and Financial Disclosures
           -------------------------

NONE

PART III
--------

Item 10     Directors and Executive Officers of the Registrant
-------     --------------------------------------------------

See Part I (commencing on page 5 and continuing to page 7) for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, "Election of Directors", in the Company's Proxy Statement dated March 10, 1999 for the April 14, 1999 Annual General Meeting, and is incorporated by reference.


Item 11     Executive Compensation
-------     ----------------------

The information set forth under "Executive Compensation" (other than that set forth under the subcaptions "Corporate Performance Graph" and "Compensation Committee Report on Executive Compensation") in the Company's Proxy Statement dated March 10, 1999 is incorporated by reference.


Item 12     Security Ownership of Certain Beneficial Owners and
-------     ---------------------------------------------------
            Management
            ----------

The information with respect to Item 12 is set forth in the Company's Proxy Statement Statement dated March 10, 1999 under the caption, "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.


Item 13     Certain Relationships and Related Transactions
-------     ----------------------------------------------

NONE

PART IV
-------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

         The following documents are filed as part of this report:            Page(s)
                  (1)      Financial Statements

                           Consolidated Statement of
                           Income for the three years
                           ended December 31, 1998                              28

                           Consolidated Balance Sheet
                           at December 31, 1998 and 1997                        29

                           Consolidated Statement of Cash
                           Flows for the three years ended
                           December 31, 1998                                    30

                           Consolidated Statement of
                           Stockholders' Equity for the
                           three years ended December 31, 1998                  31

                           Notes to Consolidated Financial Statements        32 - 49

                           Report of Independent
                           Accountants                                          50

                           Selected Quarterly Financial
                           Data (Unaudited)                                     51


Financial statements of 20% - 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

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

                  *Compensatory plan required to be filed as an exhibit.

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

                           Schlumberger 1979 Stock
                           Incentive Plan, as amended*                          Exhibit 10(d)

                           Schlumberger 1979 Incentive
                           Stock Option Plan, as amended*                       Exhibit 10(e)

                           Schlumberger Restoration Savings Plan*               Exhibit 10(f)

                           Schlumberger 1998 Stock Option Plan*                 Exhibit 10(g)

                           1997 Long-Term Incentive Plan of Camco
                           International Inc.; Long-Term Incentive
                           Plan of Camco International Inc.;
                           Production Operators Corp. 1992
                           Long-Term Incentive Plan; Camco 1996
                           Savings Related Share Option Scheme;
                           Camco International Inc. Amended and
                           Restated Stock Option Plan for
                           Nonemployee Directors                                Exhibit  10(h)

                           Subsidiaries                                         Exhibit 21

                           Consent of Independent
                           Accountants                                          Exhibit 23

                           Powers of Attorney                                   Exhibit 24

                           (a) Don E. Ackerman - dated January 20, 1999
                           (b) D. Euan Baird - dated January 20, 1999
                           (c) John Deutch - dated January 20, 1999
                           (d) Victor E. Grijalva - dated January 26, 1999
                           (e) Denys Henderson - dated January 20, 1999
                           (f) Andre Levy-Lang - dated January 20, 1999
                           (g) William T. McCormick, Jr. - dated January 20, 1999
                           (h) Didier Primat - dated January 20, 1999
                           (i) Nicolas Seydoux - dated January 20, 1999
                           (j) Linda G. Stuntz - dated January 20, 1999
                           (k) Sven Ullring - dated January 20, 1999
                           (l) Yoshihiko Wakumoto - dated January 20, 1999

                           Financial Data Schedule                              Exhibit 27

                           Additional Exhibit:
                           Form S-8 Undertakings                                Exhibit  99

No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                  *Compensatory plan required to be filed as an exhibit.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SCHLUMBERGER LIMITED

Date:  March 30, 1999                   By :    /s/ Jack Liu
                                            ---------------------------
                                            Jack Liu
                                            Executive Vice President - Finance;
                                            Chief Financial Officer and Chief
                                            Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
dede

                Name                                                        Title
 ----------------------------------                          -----------------------------------

                    *                                         Director, Chairman, President
 ----------------------------------                           and Chief Executive Officer
             D. Euan Baird

                    *                                         Director,  Vice Chairman
 ----------------------------------
         Victor E. Grijalva


         /s/ Jack Liu                                         Executive Vice President
 ----------------------------------                           Finance; Chief Financial Officer
         Jack Liu                                             and Chief Accounting Officer


                    *                                         Director
 ----------------------------------
            Don E. Ackerman


                    *                                         Director
 ----------------------------------
           John Deutch


                    *                                         Director
 ----------------------------------
         Denys Henderson


                    *                                         Director
 ----------------------------------
         Andre Levy-Lang


                    *                                         Director
 ----------------------------------
         William T. McCormick, Jr.


                    *                                         Director
 ----------------------------------
         Didier Primat


                  Name                                      Title
       ------------------------                     --------------------


                    *                               Director
       ------------------------
         Nicolas Seydoux


                    *                               Director
       ------------------------
         Linda G. Stuntz


                    *                               Director
       ------------------------
         Sven Ullring


                    *                               Director
       ------------------------
         Yoshihiko Wakumoto


       /s/ James L. Gunderson                       March 30, 1999
       ------------------------

* By James L. Gunderson    Attorney-in-Fact

                                   INDEX TO EXHIBITS

                                                                                Exhibit   Page
Deed of Incorporation as last amended
on April 28, 1997 incorporated by reference to
Form 10-Q for the perod ended March 31, 1997.                             3                  -

By-Laws as last amended on October 20, 1993,
incorporated by reference to Exhibit 3 to
Form 10-K for 1993                                                        3                  -

Schlumberger 1994 Stock Option Plan,
as amended, incorporated by reference to
Exhibit 10(a) to Form 10-K for year 1995                                 10(a)               -

Schlumberger Limited Supplementary Benefit Plan,
as amended, on January 1, 1995, incorporated
by reference to Exhibit 10(b) to Form 10K for 1996                       10(b)               -

Schlumberger 1989 Stock Incentive Plan, as
amended, incorporated by reference to
Exhibit 10(c) to Form 10-K for year 1995                                 10(c)               -

Schlumberger 1979 Stock Incentive Plan, as
amended, incorporated by reference to Exhibit
10(c) to Annual Report 10-K filed for year 1992                          10(d)               -

Schlumberger 1979 Incentive Stock Option Plan,
as amended, incorporated by reference to Exhibit
10(d) to Annual Report 10-K filed for year 1992                          10(e)               -

Schlumberger Restoration Savings Plan,
incorporated by reference to Exhibit 10(f) to
Form 10-K for year 1995                                                  10(f)               -

Schlumberger 1998 Stock Option Plan,
incorporated by reference to Exhibit 10(g) to
Form 10-K for year 1997                                                  10(g)               -

1997 Long-Term Incentive Plan of Camco International Inc.;
Long-Term Incentive Plan of Camco International Inc.;
Production Operators Corp. 1992 Long-Term Incentive Plan;
Camco 1996 Savings Related Share Option Scheme;
Camco International Inc. Amended and Restated Stock
   Option Plan for Nonemployee Directors;  incorporated
by reference to Exhibit 10 to Form S-8  of August 31, 1998               10(h)


Subsidiaries                                                              21                59

Consent of Independent Accountants                                        23                60

Powers of Attorney dated:                                                 24                 -
         Don E. Ackerman                    January 20, 1999  (a)                           61
         D. Euan Baird                      January 20, 1999  (b)                           62
         John Deutch                        January 20, 1999  (c)                           63

                                                                                Exhibit   Page

Powers of Attorney dated (continued):
                                                                                  24
         Victor E. Grijalva         January 26, 1999  (d)                                  64
         Denys Henderson            January 20, 1999  (e)                                  65
         Andre Levy-Lang            January 20, 1999  (f)                                  66
         William T. McCormick, Jr.  January 20, 1999  (g)                                  67
         Didier Primat              January 20, 1999  (h)                                  68
         Nicolas Seydoux            January 20, 1999  (i)                                  69
         Linda G. Stuntz            January 20, 1999  (j)                                  70
         Sven Ullring               January 20, 1999  (k)                                  71
         Yoshihiko Wakumoto         January 20, 1999  (l)                                  72
         Financial Data Schedule                                                  27       73
Additional Exhibits:
         Form S-8 Undertakings                                                    99       74
