Form 10-Q
period 1999-03-31
SCHLUMBERGER LTD /NY/
filed 1999-05-14
CIK 87347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------------------------------

For the Quarter ended:                                    Commission file No.:
   MARCH 31, 1999                                                1-4601



                                SCHLUMBERGER N.V.
                             (SCHLUMBERGER LIMITED)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     NETHERLANDS ANTILLES                                      52-0684746
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


     277 PARK AVENUE
     NEW YORK, NEW YORK, U.S.A.                                  10172

     42 RUE SAINT-DOMINIQUE
     PARIS, FRANCE                                               75007

     PARKSTRAAT 83
     THE HAGUE,
     THE NETHERLANDS                                            2514 JG
----------------------------------                            -----------
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

                   YES  X               NO
                      -----               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at April 30, 1999
        -----------------------------          -----------------------------
        COMMON STOCK, $0.01 PAR VALUE                  547,023,775

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1: Financial Statements
----------------------------


                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF INCOME (1)
                      --------------------------------
                                   (Unaudited)

                                  (Stated in thousands except per share amounts)

                                           Three Months Ended March 31,
                                         -------------------------------
                                              1999             1998
                                           ----------       ----------
REVENUE:
Operating                                  $2,306,462       $3,023,701
Interest and other income                     167,087           35,175
                                           ----------       ----------
                                            2,473,549        3,058,876
                                           ----------       ----------


EXPENSES:
Cost of goods sold and services             1,940,649        2,161,899
Research & engineering                        135,265          143,700
Marketing                                     103,578          111,672
General                                       103,089          115,861
Interest                                       48,048           25,504
                                           ----------       ----------
                                            2,330,629        2,558,636
                                           ----------       ----------

Income before taxes                           142,920          500,240

Taxes on income                                53,753          121,913
                                           ----------       ----------

Net Income (2)                             $   89,167       $  378,327
                                           ==========       ==========


Basic Earnings Per Share (2)               $     0.16       $     0.70
                                           ==========       ==========

Diluted Earnings Per Share (2)             $     0.16       $     0.67
                                           ==========       ==========


Average shares outstanding                    546,377          542,728
                                           ==========       ==========

Average shares outstanding
 assuming dilution                            559,914          563,854
                                           ==========       ==========


Dividends declared per share               $   0.1875       $   0.1875
                                           ==========       ==========

(1) All prior periods have been restated to reflect the 1998 acquisition of Camco International Inc., which was accounted for as a pooling of interests.

(2) The 1999 first quarter results include an after-tax charge of $90 million ($0.16 per share) consisting of the following:

- A charge of $150 million related to Oilfield Services, including severance costs of $121 million (4400 employees, of which 1900 have already been terminated), seismic vessel lay-up costs and provisions for possible legal claims.

- A charge of $20 million related to Resource Management Services and Test & Transactions consisting principally of severance costs at several RMS facilities.

- A credit of $80 million from the gain on sale of financial instruments received in connection with the 1998 sale of Retail Petroleum Systems.

The pretax charge of $189 million is classified in cost of goods sold and services. The pretax credit of $103 million resulting from the gain on sale of financial instruments is classified in interest and other income.














                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)


                                                      (Dollars in thousands)

                                                      Mar. 31,       Dec. 31,
                                                        1999           1998
                                                   -------------   -------------
ASSETS
------

CURRENT ASSETS:
Cash and short-term investments                    $  3,902,836    $  3,956,694
Receivables less allowance for doubtful accounts
 (1999 - $95,851; 1998 - $89,556)                     2,739,300       2,968,070
Inventories                                           1,343,204       1,333,131
Deferred taxes on income                                267,903         295,974
Other current assets                                    225,059         251,355
                                                   ------------    ------------
                                                      8,478,302       8,805,224

LONG-TERM INVESTMENTS, HELD TO MATURITY                 862,313         855,172

FIXED ASSETS:
Property, plant and equipment                        11,737,818      11,658,743
Less accumulated depreciation                        (6,968,809)     (6,964,278)
                                                   ------------    ------------
                                                      4,769,009       4,694,465
EXCESS OF INVESTMENT OVER NET ASSETS OF
 COMPANIES PURCHASED less amortization                1,262,707       1,302,678
DEFERRED TAXES ON INCOME                                210,382         202,630
OTHER ASSETS                                            210,609         217,760
                                                   ------------    ------------

                                                   $ 15,793,322    $ 16,077,929
                                                   ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities           $  2,536,322    $  2,539,954
Estimated liability for taxes on income                 451,535         480,123
Bank loans                                              567,942         708,978
Dividend payable                                        103,009         102,891
Long-term debt due within one year                      155,170          86,722
                                                   ------------    ------------
                                                      3,813,978       3,918,668

LONG-TERM DEBT                                        3,116,999       3,285,444
POSTRETIREMENT BENEFITS                                 438,844         432,791
OTHER LIABILITIES                                       310,164         321,951
                                                   ------------    ------------
                                                      7,679,985       7,958,854
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock                                          1,547,902       1,539,408
Income retained for use in the business               8,869,179       8,882,455
Treasury stock at cost                               (2,208,617)     (2,221,308)
Translation adjustment                                  (95,127)        (81,480)
                                                   ------------    ------------
                                                      8,113,337       8,119,075
                                                   ------------    ------------

                                                   $ 15,793,322    $ 16,077,929
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                                             (Dollars in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             1999              1998
                                                                           ---------        ---------
Cash flows from operating activities:
       Net income                                                          $  89,167        $ 378,327
       First-quarter charge                                                   90,117             --
       Adjustments to reconcile net income to cash
           provided by operating activities:
              Depreciation and amortization                                  283,708          273,018
              Earnings of companies carried at equity,
                  less dividends received (Dividends:
                  1999 - $455; 1998 - $671)                                   (2,476)            (967)
              Provision for losses on accounts receivable                     10,976           10,684
              Other adjustments                                                   (9)             (21)
              Change in operating assets and liabilities:
                  Decrease (increase) in receivables                          94,468         (184,151)
                  Increase in inventories                                    (29,533)         (94,040)
                  Decrease in deferred taxes on income                         4,529           13,190
                  Decrease in accounts payable and accrued
                    liabilities                                             (166,399)         (61,478)
                  (Decrease) increase in estimated liability
                    for taxes on income                                       (9,204)          39,260
                  Other - net                                                 (1,443)         (23,878)
                                                                           ---------        ---------
       Net cash provided by operating activities                             363,901          349,944
                                                                           ---------        ---------

Cash flows from investing activities:
     Purchase of fixed assets                                               (355,109)        (330,910)
     Sales/retirements of fixed assets                                       (12,702)          26,244
     Decrease in investments                                                  72,596           69,911
     Sale of financial instruments                                           203,572             --
     Business acquired                                                          --            (16,528)
     Decrease in other assets                                                  2,831            3,184
                                                                           ---------        ---------
     Net cash used in investing activities                                   (88,812)        (248,099)
                                                                           ---------        ---------

Cash flows from financing activities:
     Dividends paid                                                         (102,396)         (95,224)
     Proceeds from exercise of stock options                                  21,185           15,643
     Proceeds from issuance of long-term debt                                556,983          284,673
     Payments of principal on long-term debt                                (600,077)        (211,974)
     Net decrease in short-term debt                                        (123,355)         (85,337)
                                                                           ---------        ---------
     Net cash used in financing activities                                  (247,660)         (92,219)
                                                                           ---------        ---------

Net increase in cash                                                          27,429            9,626

Cash, beginning of period                                                    105,321          173,963
                                                                           ---------        ---------

Cash, end of period                                                        $ 132,750        $ 183,589
                                                                           =========        =========

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                              STOCKHOLDERS' EQUITY
                              --------------------
                                   (Unaudited)



                                                                                                              (Dollars in thousands)



                                      Common     Stock
                              -------------------------------------        Retained             Translation          Comprehensive
                                  Issued            In Treasury             Income              Adjustment              Income
                              ----------------    -----------------    -----------------    -------------------    -----------------
Balance, January 1, 1999       $ 1,539,408         $(2,221,308)         $ 8,882,455          $    (81,480)          $      -

Net Income                                                                   89,167                                      89,167

Translation adjustment                                                                            (13,647)              (13,647)

Dividends declared                                                        (102,443)

Shares sold to optionees,
 DSPP and fees                       8,494              12,691


                              ----------------    -----------------    -----------------    -------------------    ----------------
Balance, March 31, 1999        $ 1,547,902         $(2,208,617)         $ 8,869,179          $    (95,127)          $    75,520
                              ================    =================    =================    ===================    ================












                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1998 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the first quarter of 1999:

                         (Stated in thousands except per share amounts)

                                              Average
                             Net              Shares         Earnings
                            Income          Outstanding      per share
                         --------------    --------------    ----------
Basic                      $ 89,167           546,377          $ 0.16
Effect of dilution:
  Options                                       6,963
  Warrants                                      6,574
                        ---------------    --------------
Diluted                    $ 89,167           559,914          $ 0.16
                        ===============    ==============    ==========

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

SEGMENT INFORMATION (1)
-----------------------
                                                                                                                (Stated in millions)
                           ---------------------------------------------------------------------------------------------------------
                            North     Latin      Europe/      Other            Elims/    Total                 Elims/


First Quarter 1999         America   America   CIS/W. Afr.   Eastern   Camco   Other      OFS     RMS    T&T   Other   Consolidated
------------------         ---------------------------------------------------------------------------------------------------------
Revenue                     $346      $209       $474         $471      $188    $  6    $1,694    $345   $270   $ (3)     $2,306
                           =========================================================================================================
Operating Income            $  7      $ 11       $ 35         $ 97      $ 17    $ (4)   $  163    $ -    $  6   $ (3)     $  166

Income Tax Expense (2)         3         4         12           21         9       1        50       6      2     (7)         51
                           ---------------------------------------------------------------------------------------------------------
Pretax Operating Income     $ 10      $ 15       $ 47         $118      $ 26    $ (3)   $  213    $  6   $  8   $(10)     $  217
                           ----------------------------------------------------------------------------------------------
Interest Income                                                                                                               57

Interest Expense                      $ (3)                                                                                  (45)

First Quarter Charge                                                                                                         (86)
                                                                                                                         -----------
Pretax Income                                                                                                             $  143
                           ---------------------------------------------------------------------------------------------------------


                           ---------------------------------------------------------------------------------------------------------
                            North     Latin      Europe/      Other            Elims/    Total                 Elims/

First Quarter 1998         America   America   CIS/W. Afr.   Eastern   Camco   Other      OFS     RMS    T&T   Other(3) Consolidated
------------------         ---------------------------------------------------------------------------------------------------------
Revenue                     $591      $327       $607         $545      $217    $  7    $2,294    $361   $310   $ 59      $3,024
                           =========================================================================================================
Operating Income            $ 59      $ 43       $106         $129      $ 29    $(12)   $  354    $  8   $ 22   $(15)     $  369

Income Tax Expense            38        13         18           34        16       3       122       7      9    (16)        122
                           ---------------------------------------------------------------------------------------------------------
Pretax Operating Income     $ 97      $ 56       $124         $163      $ 45    $ (9)   $  476    $ 15   $ 31   $(31)     $  491
                           ----------------------------------------------------------------------------------------------
Interest Income                                                                                                               32

Interest Expense                      $ (3)                                                                                  (23)
                                                                                                                         -----------
Pretax Income                                                                                                             $  500
                           ---------------------------------------------------------------------------------------------------------

                           (1) All prior periods have been restated to reflect the 1998 acquisition of Camco International Inc., which was accounted for as a pooling of interests.
                           (2) Income tax expense excludes a net charge of $4 million related to the first quarter charge and gain on sale of financial instruments.
                           (3) Includes the Retail Petroleum Services business sold on October 1, 1998.

Nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), are not included in segment operating income.

BUSINESS REVIEW
---------------

                                                                             (Stated in millions)
                                                            Resource
                               Oilfield                    Management              Test &
                               Services                     Services           Transactions /(2)/
                      ------------------------------------------------------------------------------
First Quarter          1999      1998    % chg        1999    1998   % chg    1999    1998    % chg
----------------------------------------------------------------------------------------------------
Operating Revenue     $1,694   $ 2,294   (26)%       $ 345   $ 361   (4)%    $ 270   $ 310   (13)%

Pretax Operating
 Income /(1)/         $  213   $   476   (55)%       $   6   $  15  (62)%    $   8   $  31   (75)%

(1) Pretax operating income is before the first quarter 1999 charge.

(2) All periods exclude the Retail Petroleum Services business sold on October 1, 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

               First Quarter 1999 Compared to First Quarter 1998
               -------------------------------------------------

First quarter operating revenue of $2.31 billion was 24% lower than the same period last year.

Before the first quarter charge discussed below, net income and diluted earnings per share were $179 million and $0.32, 53% and 52% lower, respectively, than the same period last year.

Oilfield Services revenue decreased 26%, while the rig count fell 35%. Revenue fell in all the geographic regions and across all Oilfield Services activities.

Resource Management Services (RMS) revenue was down 4%, mainly due to market conditions in South America.

Test & Transactions revenue was 13% lower than in the first quarter of 1998. Growth continued across all Smart Cards & Terminals activities, while Automated Test Equipment (ATE) experienced a decline in revenue of 49%, reflecting the general caution among semiconductor companies to increase capital spending. Orders grew 12% compared with the fourth quarter of 1998.

An after-tax charge of $90 million ($0.16 per share) was recorded in the quarter. This charge relates primarily to Oilfield Services severance costs, which were partially offset by a gain on the sale of financial instruments. The Oilfield Services headcount has been reduced by 7500 since last July. An additional 2500 reductions are scheduled to be completed by the end of June. When completed, this headcount reduction will represent 21% of the June 30, 1998 Oilfield Services headcount, of which nearly four percentage points relate to productivity gains resulting from the new GeoMarket organization. The charge is expected to result in pretax annual savings of $300 million.

OILFIELD SERVICES

Oilfield Services revenue declined 26% compared with the first quarter of 1998, as the rig count declined 35%. Revenue fell in all major geographic regions and across all Oilfield Services activities. Pretax operating income was down 55%. The following geographic comments exclude Camco, which is reported separately.

North America
-------------
North American revenue of $346 million decreased 41% compared with the first quarter of 1998, and pretax operating income was down 89%. The rig count declined 41%. All areas of North America experienced weakness, except for Eastern Canada. Oil producing areas in the US land market suffered the steepest declines, while gas-producing areas have been less affected. New technologies, such as the PS PLATFORM* production suite and PowerJet* shaped charges, which improve overall production performance for clients and command a premium price, have softened the impact on profitability.

Latin America
-------------
Latin American revenue of $209 million declined 36% from last year, and pretax operating income decreased 74%. The rig count declined 34%. All areas experienced reduced activity, although Mexico, Argentina and Venezuela declined less than other areas. Marine seismic activity throughout the region has seen the largest declines, while contract drilling revenue improved due to ongoing deepwater contracts. Revenue from data management services have increased as client interest in integrated applications and solutions continues to grow.

Europe/CIS/West Africa
----------------------
Revenue of $474 million fell 22% compared with the prior year. Pretax operating income decreased 62%, and the rig count fell 26%. Activity was weak in all regions, despite continued growth in directional drilling services in the North Sea.

Other Eastern Hemisphere
------------------------
Revenue of $471 million declined 14% from the first quarter of 1998, and pretax operating income decreased 28%. The rig count declined 14%. Activity decreased, with the exception of logging-while-drilling (LWD) services, which grew due to the highly successful VISION475* LWD service and the PowerPulse* telemetry system.

Camco
-----
Revenue of $188 million declined 14%, and pretax operating income decreased 44% compared with the prior year.

After successfully drilling the world's longest extended-reach multilateral well at Wytch Farm in the UK, Schlumberger installed its first Camco intelligent completion in this oil field. This technology allows production to be independently controlled in both lateral wells using three Camco downhole flow-control modules. In addition, a Reda electrical submersible pump was installed to boost production.

The Venezuelan national oil company awarded the PIGAP II high-pressure gas compression contract in Eastern Venezuela to WilPro, a joint venture involving Production Operators, Inc., based on its expertise in gas compression applications in Venezuela. The venture will construct a $350 million gas compression facility to be operated under a 20-year service contract.

Contract Drilling Activity
--------------------------
The average rig utilization rate, which includes offshore and onshore rigs, was 77.3% versus 94.8% for the first quarter of 1998. The offshore rig utilization rate was 79.2% compared with 96.3% over the same period last year. The semisubmersible utilization rate was 70.4%, while jackup utilization declined to 95.2%, both down from 100%. Onshore utilization fell to 75.5% from 97% a year ago. The drop in quarter-over-quarter utilization rates reflects the decrease in activity worldwide, with the exception of the Middle East and Latin America.

Offshore rig utilization for the industry continued to fall during the first quarter of 1999, dropping from 98.4% in the first quarter last year to 80.8% this year, largely due to reduced activity in the Gulf of Mexico and the North Sea.

At the end of the quarter, the total Schlumberger fleet of 84 rigs comprised 48 offshore rigs and 36 land rigs. The offshore fleet included 24 semisubmersibles, 16 jackups, 2 drillships, 4 tenders and 2 lake barges. The land fleet comprised 7 swamp barges and 29 land rigs. Contract drilling activity represented 15% of first quarter Oilfield Services revenue.

In its drive to make production operations more efficient, Schlumberger launched the new Prisa 110 MPSV* multipurpose service vessel on Lake Maracaibo. This newest vessel follows the introduction of the Bima MPSV unit last quarter, which started operations with a client in Indonesia. The Schlumberger MPSV technology provides a complete well intervention package and ensures rapid, efficient operations through reduced logistic requirements, costs and weather-related downtime.

Highlights
----------
As oil companies prepare for the new millennium, facing uncertainty related to low oil prices and their impact on future profitability, Schlumberger continues to introduce and deploy cost-saving technologies designed to improve productivity and efficiency through its focused GeoMarket organization.

The new PS PLATFORM production logging service has grown by more than 100% since the fourth quarter of 1998 by providing improved production performance through rigless operations. In Norway, where the main objective of a survey was to identify the perforated zones of highest water production, information obtained from the PS PLATFORM survey contributed to reducing the water production from approximately 12,600 barrels/day to 630 barrels/day, a 95% improvement.

The PowerDrive* rotary steerable system was recently used to drill an 8.5-inch-diameter lateral section on an extended-reach well at Wytch Farm in the UK. The resulting improved penetration rate saved the client approximately six days of rig time. The same client recently awarded Schlumberger a $24 million alliance contract in Colombia. The Schlumberger integrated services team designed a comprehensive formation evaluation services package that significantly reduced the client's operating costs while improving overall efficiency - eliminating over 200 hours of rig time.

Another example of cost-saving technology, the latest generation ClearFRAC* fracturing fluid was used during a well rehabilitation campaign in Europe. The production from the well was approximately 60% higher than production from nearby wells fractured with conventional fluids. Furthermore, the well was completed without a conventional screen by using PropNET* proppant, eliminating the need for costly workover and gravel pack operations and saving the client more than a week of rig time.

Our new customer-focused GeoMarket organization is demonstrating improved effectiveness as a result of the outstanding teamwork between Schlumberger and its clients around the world. During the quarter, Schlumberger was awarded a noteworthy alliance contract in the Burgos gas fields, following the successful completion of two integrated projects in Burgos. During the upcoming 18-month contract, Schlumberger will be responsible for drilling and completing 30 gas wells and will provide complete project management services. In another example of team effort, in West Africa, a highly complex drilling and completion operation was performed 28% ahead of schedule and 30% under budget, saving the client $1.2 million.

In March, Schlumberger launched the industry's most advanced seismic vessel, Geco Eagle. Its innovative back deck design and state-of-the-art data acquisition equipment address the industry's need for more accurately and efficiently acquired surveys. Expanded capacity allows this single vessel to pull up to 20 streamers in combination and to be deployed with 1500m-wide [4920 ft] spreads. Since its launch, the Eagle is on its way to Brazil for a 3D marine survey. In addition, Schlumberger has been awarded two 3-year land seismic contracts in the Middle East, utilizing our proprietary Olympus-FRS* field recording system. Olympus FRS technology is a fully integrated component of the Olympus land seismic recording, positioning, information management, quality control and data processing suite of services, which integrates with the SEISMOS* data processing package and GeoQuest interpretation software.

Well in advance of the millennium, Schlumberger has released new versions of its reservoir characterization, simulation and data management software applications, on schedule and fully Year 2000 ready. The GeoFrame* 3.5, the ECLIPSE* 99a and the new Finder* 8.5 software packages offer the most comprehensive integrated software platforms for the exploration and production industry. With more than 70% of the client user-base already upgraded to the GeoFrame service, the 800 new features in this release deliver immediate productivity gains.


RESOURCE MANAGEMENT SERVICES

Resource Management Services revenue slipped by 4%, compared with the first quarter of 1998, due mainly to market conditions in South America. Deregulation, consolidation and privatization in the utility markets moderated sales. Nevertheless, major contract awards in markets such as the US and parts of Europe, where deregulation has advanced furthest, demonstrated the increased interest in the integrated solutions approach to utility measurement, pioneered by Schlumberger.

Revenue rose 6% in North America, with strong demand for advanced, high-accuracy QUANTUM* Q1000 electricity meters and higher sales of water products in Mexico. Revenue from South America was 40% lower than last year, following the market uncertainty related to currency devaluation in Brazil.

In Asia, revenue was up 16% with growth in shipments of residential electricity meters to Taiwan and commercial and industrial meters to Thailand. In Europe, revenue decreased 2% as deteriorating conditions in the meter market were partly offset by growth in service businesses.

Sales in Germany and the UK were down mainly due to lower demand for gas meters. Revenue from the CIS fell due to market conditions in Ukraine and Russia.

Orders were down 26% from last year. Orders in North America decreased mainly as a consequence of a large order from Illinois Power reported in the first quarter of last year. South American orders decreased significantly due to the impact of market conditions in Brazil. Orders in Europe benefited from significant integrated solutions contracts booked in Sweden and Belgium, which compensated for softer business environments in France, Germany and the UK.

In Belgium, a major utility confirmed a significant order for the first phase of a multiresource (electricity and gas) prepayment system using the TaleXus*Vendor* system, PayGuard* smart card-based vending units and Schlumberger smart cards for 24,000 residences. Schlumberger is the only company to offer this complete revenue collection solution for electricity, gas and water distribution networks. Schlumberger RMS was also contracted to design and implement an energy data management solution for the extensive heating system in Stockholm. The system will manage the supply of hot water heating to more than 370,000 apartments, offices and retail outlets.

Production and shipments of the CENTRON* solid-state residential electricity meter began in the US. This new-generation meter provides a highly flexible platform to integrate advanced communication technologies used by utilities in the rapidly deregulating US markets. The MAPS* Mobile* walk-or-drive-by automatic meter reading system was also launched for the US market, using proprietary radio frequency technology. The new meter interface obtained Federal Communications Commission approval during the quarter. This system gives RMS the capability to provide multiresource and multivendor solutions in North America, particularly in the significant small and rural utility markets.


TEST & TRANSACTIONS

A 12% increase in Test & Transactions orders over the previous quarter emphasized the emerging positive trends in demand for Automated Test Equipment
(ATE) products and services. Smart cards and related solutions revenue continued to increase strongly in these rapidly growing markets. Test & Transactions revenue declined 13% versus the first quarter of 1998.

Smart Cards & Terminals revenue rose 14% over the same period last year, mainly due to higher subscriber identity module-based (SIM) card sales, including the first deliveries of the latest high-capacity Cyberflex* Java**-based programmable SIM card, as well as increased shipments of electronic purse cards to The Netherlands. Asian smart card revenue grew as a result of the first Qianflex* smart card sales in China and improved sales of phone cards. Compared with last year, Municipalities Solutions sales rose strongly with higher shipments of the new, intelligent Stelio* parking systems.

In the increasingly important area of network security, Schlumberger was awarded a pioneering contract to use Cryptoflex* smart cards to ensure the integrity and security of a European customer's e-mail traffic. This system also allows authentication of orders and payments. Schlumberger continued to build on the success of its Cyberflex Mobil Solutions through the implementation of mobile banking services in Hong Kong and Germany.

Revenue for ATE declined 14% compared with the previous quarter and 49% versus the first quarter of 1998. Orders at ATE increased by 26% versus the previous quarter. Diagnostic system orders increased substantially as a result of the introduction of the IDS2000* probe system and engineering tool. Orders also grew strongly in telecom systems. Revenue benefited from growth in SABER* Schlumberger Advanced Business Engineering Resources activity, which provides innovative business and engineering services to help semiconductor manufacturers increase productivity.

Schlumberger began shipments of the RDX* series of test systems for characterization and high-volume production testing of RDRAM*** memory devices. The RDX2200* tester is the only RDRAM test solution that meets Rambus*** specifications for speed and accuracy across multiple sites, yielding increased throughput for customers. Providing the industry's highest level of accuracy and performance, the RDX2200 tester is expected to establish Schlumberger as a market leader in memory test. The Rambus Satellite Characterization Center in Fuchinobe, Japan was opened during the quarter. This was the first SABER technology center to be opened in 1999, and seven additional SABER sites will be opened in Silicon Valley, Taiwan, Singapore, Korea, Hong Kong, France and the UK.

NEW ACCOUNTING STANDARDS
------------------------

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." All prior periods have been restated. For details, see "Segment Information" on page 8 of this 10-Q report.

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

YEAR 2000 READINESS DISCLOSURE
------------------------------

Overview
The "Year 2000 issue" is the inability of computers and computing technology to process the Year 2000 date change correctly.

The Company recognizes that the Year 2000 issue creates a significant uncertainty to its business, and has a proactive, Company-wide Year 2000 Readiness Program (the "Program").

As part of the Program, most non-ready systems are being replaced or upgraded with new systems that will provide certain competitive benefits, as well as ensure Year 2000 readiness to minimize customer and shareholder business disruptions caused by this issue. A Company-wide task force was formed in late 1997 to provide guidance to the Company's business units and monitor progress of the Program. The Company has also consulted with and engaged various third parties, including outside consultants and service providers, to assist the Company in its Program efforts.

In 1994, the Company decided to upgrade its main internal business systems with Year 2000-ready programs. The planned upgrades will be completed in 1999. Those aspects of the Company's internal business systems that are not scheduled to be covered by this upgrade effort are being separately addressed through an upgrade of existing legacy systems to Year 2000-ready status. These upgrades also will be completed in 1999.

Due to the Company's centralized engineering/manufacturing profile, more than 80% of Year 2000 efforts affecting products and services have been concentrated in our major engineering and manufacturing sites. The Year 2000 readiness of the Company's key products and services is over 90% complete with the remaining products and services expected to be Year 2000 ready by July 1999. A Year 2000 Quality Assurance Program is in place to maintain strong project discipline and to monitor and report Program issues and progress to management.

The Company's field operating units are expected to be Year 2000 ready in September 1999. This schedule shift (3 months) resulted from the downturn of activity in the oilfield sector, and is not expected to adversely affect the Company's Year 2000 readiness. Additionally, a quality assurance project is in place to assist the field operating units with Year 2000 readiness on key business applications, products and services not covered by the engineering/manufacturing efforts.


Program
The Program uses a business risk assessment and prioritization approach, and is intended to produce Year 2000-ready products/services and to minimize disruptions in business operations. The Program is divided into three major readiness categories: Assets, Information Technology (IT) and Commercial. Within each category, there are two Program stages.

Stage I: Assessment and Preparation-this stage focuses on up-front planning, data gathering and correction planning. This includes raising Year 2000 awareness; carrying out a detailed business unit asset inventory; assessing the scope of the Year 2000 problem; determining appropriate corrections, testing/validation, acceptance and deployment approaches; and preparing project plans and budgets.

Stage II: Repairs, Testing and Deployment-this stage focuses on "fixing" Year 2000 problems (and testing these fixes), followed by user-acceptance, redeployment and operational validation of the fixed (i.e., repaired, replaced, etc.) systems.

Assets. This category consists of (1) products and services the Company either sells or uses to provide services to our customers, and (2) hardware and software associated with embedded computer chips that are used in the operation of our products and facilities. Program progress under this category is on schedule. The activities related to Year 2000 readiness of assets are over 90% complete with the remainder expected to be Year 2000 ready in August 1999.

Information Technology. This category deals with traditional IT infrastructure, such as business applications, computer hardware/ software, IT networks and communication equipment. The implementation of the MFG/PRO**** system is complete. Implementation of the SAP***** system will be completed in the US and Canada by October 1999. The Company intends to repair associated legacy systems outside the US and Canada. This plan uses independent contractors, legacy system vendors and Company employees to rewrite and test certain software modules. This program is on schedule and expected to conclude by August 1999. The activities associated with other systems in this IT category (computer hardware/software, IT networks and communications equipment) also are on schedule. Stage I activities have been completed and Stage II activities are expected to be concluded in July 1999.

Commercial. This category deals with the Company's efforts to avoid being adversely affected by Year 2000 issues from external entities (suppliers, financial institutions, service providers, etc.) not affiliated with the Company. Stage I of the Program includes a process for mitigating the Year 2000 issues associated with key suppliers. The Company is continuing to communicate with its key suppliers, business partners and customers seeking their assurances that they will be Year 2000 ready. Based on assessment of these responses the Company is developing contingency plans for those areas that pose significant risk from the Year 2000 issue; however, the Company could potentially experience disruptions to some aspects of its operations from non-compliant systems utilized by unrelated third-party entities. Work in this category is on schedule. The business units have completed their Stage I activities and are implementing their Stage II efforts which are expected to be completed in August 1999.

Contingency Planning
The Company is reviewing the activities associated with each category and is determining those activities at risk of not being completed in time to prevent a Year 2000 disruption. Appropriate contingency plans are being developed for each of the "at risk" activities to provide an alternative means of functioning that minimizes the effect of the potential Year 2000 disruption, both internally and on the Company's customers. These contingency-planning activities are underway and are expected to be completed in September 1999.

Costs
Year 2000 Program funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have an adverse material impact on the Company's financial condition, results of operations or liquidity. The Company estimates the cost of the Program to be around $60 million (approximately $48 million spent to date), with a breakdown of costs estimated at 30% for employee resources (approximately 120 man-years), 27% for IT-related upgrades and repair and 43% for non-IT embedded chip technology. It should be noted that these costs do not include the normal upgrading of business systems, products and applications already defined by our business plans.

Risks
Dates and schedules for the Company's Year 2000 Program are based on management's best estimates, which involve numerous assumptions, including, but not limited to, the results from Stage I assessments; the actual Stage II fixes; the continued availability of certain resources; third parties' Year 2000 status and plans; and other factors. There can be no guarantee that these estimates will be achieved, or that there will not be delays in, or increased costs associated with, implementation of the Year 2000 Program. Specific factors that might cause differences between present estimates and actual results include, but are not limited to, the availability and cost of skilled personnel, consultants, and independent contractors; the ability to locate and correct all relevant computer code; timely and effective action by third parties and suppliers; broad failures of customers' systems, or customer concerns for such possible failures, leading to customer decisions preventing the Company from providing services/products (which the Company otherwise would be capable of providing); and the failure, domestically and internationally, of third parties' systems. Because of the general uncertainty inherent in the Year 2000 issues (partially attributable to the interconnection of global businesses), the Company cannot confidently predict its ability to resolve appropriately all Year 2000 issues that may affect its operations and business or expose it to third-party liability. The failure to correct a Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Because of the uncertainties described above, the Company presently is unable to determine whether the consequences of such Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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


FORWARD-LOOKING STATEMENTS
--------------------------

The Company cautions that, except for the historical information and discussions contained herein, statements in this 10-Q report and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which the Company operates and growth opportunities for the Company in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: the extent and duration of the recovery in oil prices, continuing customer commitment to certain key oilfield projects, growth for demand for RDRAM memory devices and mixed signal devices produced by the Company's test equipment customers, general economic and business conditions in key regions of the world, and changes in business strategy or development plans relating to the Company's targeted growth opportunities.


*      Mark of Schlumberger
**     Java is a registered trademark of Sun Microsystems, Inc.
***    Rambus and RDRAM are registered trademarks of Rambus, Inc.
****   MFG/PRO is a registered trademark of QAD
*****  SAP is a registered trademark of SAP AG

                           PART II. OTHER INFORMATION
                           --------------------------


Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


a) The Annual General Meeting of Stockholders of the Registrant ("the Meeting") was held on April 14, 1999.


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


c) The Meeting also voted (i) to approve the Company's Consolidated Balance Sheet as at December 31, 1998, its Consolidated Statement of Income for the year ended December 31, 1998, and the declaration of dividends reflected in the Company's 1998 Annual Report to Stockholders; and (ii) to approve the appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the accounts of the Company for the year 1999.


   The votes cast for the election of directors, for the approval of financial statements and dividends and for the approval of the appointment of PricewaterhouseCoopers LLP were as follows:

                                        For           Withheld
                                        ---           --------

    Don E. Ackerman                 454,088,751      7,604,490
    D. Euan Baird                   454,192,190      7,501,051
    John Deutch                     454,147,006      7,546,235
    Victor E. Grijalva              454,159,592      7,533,649
    Denys Henderson                 454,198,112      7,495,129
    Andre Levy-Lang                 454,157,681      7,535,560
    William T. McCormick, Jr.       454,227,162      7,466,079
    Didier Primat                   454,188,309      7,504,932
    Nicolas Seydoux                 453,929,114      7,764,127
    Linda Gillespie Stuntz          454,175,283      7,517,958
    Sven Ullring                    454,230,099      7,463,142
    Yoshihiko Wakumoto              454,104,557      7,588,684


                                   For           Against        Abstain
                                   ---           -------        -------

Financials:                    458,482,079       555,750       2,655,412
----------


PricewaterhouseCoopers:        459,393,743       497,728       1,801,770
----------------------



Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)    Exhibits:  Exhibit 10(a)  Employment Agreement between Schlumberger
                                 Limited and Arthur Lindenauer, effective
                                 January 1, 1999

                  Exhibit 10(b) Employment Agreement between Schlumberger Limited and David S. Browning, effective January 1, 1999

(b)    Reports on Form 8-K:      None

                                    SIGNATURE
                                    ---------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.



                                                    Schlumberger Limited
                                                        (Registrant)




                                                  /s/ Jack Liu
Date: May 14, 1999                                  ---------------------------

                                                    Jack Liu
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.       Description                                   Page
-----------       -----------                                   ----

10 (a) Employment Agreement  between Schlumberger
       Limited and Arthur Lindenauer, effective
       January 1, 1999                                           23


10 (b) Employment Agreement between Schlumberger
       Limited and David S. Browning, effective
       January 1, 1999                                           27