Form 10-Q
period 1999-06-30
SCHLUMBERGER LTD /NY/
filed 1999-08-13
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    --------------------------------------

                                   FORM 10-Q
                                   ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                ----------------------------------------------

      For the Quarter ended:                        Commission file No.:
          JUNE 30, 1999                                    1-4601
        -----------------                              -------------

                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
         ------------------------------------------------------------
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

           YES     X                                        NO _____
                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at July 31, 1999
     -------------                           ----------------------------

COMMON STOCK, $0.01 PAR VALUE                          547,595,000

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

Item 1: Financial Statements
----------------------------

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF INCOME (1)
                     --------------------------------
                                  (Unaudited)

                                  (Stated in thousands except per share amounts)

                                                                      Periods Ended June 30,
                                  ----------------------------------------------------------------------------------------
                                                 Second Quarter                                 Six Months
                                  ------------------------------------------    ------------------------------------------
                                         1999                  1998                     1999                 1998
                                  ------------------   ---------------------    ------------------   ---------------------
REVENUE:
Operating                                 $2,174,263              $3,083,905            $4,480,725              $6,107,606
Interest & other income                       57,473                  37,252               224,560                  72,427
                                  ------------------   ---------------------    ------------------   ---------------------
                                           2,231,736               3,121,157             4,705,285               6,180,033
                                  ------------------   ---------------------    ------------------   ---------------------

Expenses:
Cost of goods sold & services              1,697,326               2,213,644             3,637,975               4,375,543
Research & engineering                       129,249                 149,792               264,514                 293,492
Marketing                                    107,176                 117,443               210,754                 229,115
General                                       98,750                 112,796               201,839                 228,657
Interest                                      46,691                  25,685                94,739                  51,189
                                  ------------------   ---------------------    ------------------   ---------------------
                                           2,079,192               2,619,360             4,409,821               5,177,996
                                  ------------------   ---------------------    ------------------   ---------------------

Income before taxes                          152,544                 501,797               295,464               1,002,037

Taxes on income                               25,257                 114,296                79,010                 236,209
                                  ------------------   ---------------------    ------------------   ---------------------
Net income (2)                            $  127,287              $  387,501            $  216,454              $  765,828
                                  ==================   =====================    ==================   =====================

Basic Earnings Per Share (2)              $     0.23              $     0.71            $     0.39              $     1.41
                                  ==================   =====================    ==================   =====================

Diluted Earnings Per Share (2)            $     0.23              $     0.69            $     0.39              $     1.36
                                  ==================   =====================    ==================   =====================

Average Shares Outstanding                   547,112                 543,560               546,744                 543,145
                                  ==================   =====================    ==================   =====================

Average Shares Outstanding
  assuming dilution                          563,529                 564,784               563,569                 564,319
                                  ==================   =====================    ==================   =====================

Dividends declared per share              $   0.1875             $   0.1875             $   0.3750              $   0.3750
                                  ==================   =====================    ==================   =====================

(1) All prior periods have been restated to reflect the 1998 acquisition of Camco International Inc., which was accounted for as a pooling of interests.

(2) The 1999 first quarter results include an after-tax charge of $90 million ($0.16 per share) consisting of the following:

- A charge of $150 million related to Oilfield Services, including severance costs of $121 million, seismic vessel lay-up costs and provisions for possible legal claims.

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

                 See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                                          (Dollars in thousands)

                                                                 June 30,                  Dec. 31,
                                                                  1999                       1998
                                                            ------------------       -------------------
ASSETS
------

CURRENT ASSETS:
Cash and short-term investments                                 $ 4,022,846              $ 3,956,694
Receivables less allowance for doubtful accounts
   (1999 - $91,818; 1998 - $89,556)                               2,658,038                2,968,070
Inventories                                                       1,330,656                1,333,131
Deferred taxes on income                                            273,680                  295,974
Other current assets                                                281,683                  251,355
                                                            ------------------       -------------------
                                                                  8,566,903                8,805,224

LONG-TERM INVESTMENTS, HELD TO MATURITY                             652,573                  855,172

FIXED ASSETS:
Property, plant and equipment                                    11,828,886               11,658,743
Less accumulated depreciation                                    (7,006,535)              (6,964,278)
                                                            ------------------       -------------------
                                                                  4,822,351                4,694,465
EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization                           1,269,463                1,302,678
DEFERRED TAXES ON INCOME                                            209,508                  202,630
OTHER ASSETS                                                        221,889                  217,760
                                                            -----------------        -------------------

                                                                $15,742,687              $16,077,929
                                                            =================        ===================

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                        $ 2,494,610              $ 2,539,954
Estimated liability for taxes on income                             409,845                  480,123
Bank loans                                                          492,265                  708,978
Dividend payable                                                    103,165                  102,891
Long-term debt due within one year                                  130,162                   86,722
                                                            ------------------       -------------------
                                                                  3,630,047                3,918,668

LONG-TERM DEBT                                                    3,207,040                3,285,444
POSTRETIREMENT BENEFITS                                             444,924                  432,791
OTHER LIABILITIES                                                   315,886                  321,951
                                                            ------------------       -------------------
                                                                  7,597,897                7,958,854
                                                            ------------------       -------------------

STOCKHOLDERS' EQUITY:
Common stock                                                      1,555,114                1,539,408
Income retained for use in the business                           8,893,861                8,882,455
Treasury stock at cost                                           (2,198,071)              (2,221,308)
Translation adjustment                                             (106,114)                 (81,480)
                                                            ------------------       -------------------
                                                                  8,144,790                8,119,075
                                                            ------------------       -------------------

                                                                $15,742,687              $16,077,929
                                                            ==================       ===================

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOW
                      -----------------------------------
                                  (Unaudited)


                                                            (Dollars in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                            1999                1998
                                                       --------------      --------------
Cash flows from operating activities:
   Net income                                             $ 216,454           $ 765,828
   First-quarter charge                                      90,117                   -
   Adjustments to reconcile net income to cash
     provided by operating activities:
   Depreciation and amortization                            563,682             556,609
   Earnings of companies carried at equity,
     less dividends received (Dividends:
     1999 - $616; 1998 - $1,324)                             (4,332)             (5,499)
   Provision for losses on accounts receivable               18,928              16,943
   Other adjustments                                              -                  16
   Change in operating assets and liabilities:
   Decrease (increase) in receivables                       126,936            (337,957)
   (Increase) in inventories                                (15,631)           (151,654)
   (Increase) decrease in deferred taxes on income           (1,248)              4,718
   Decrease in accounts payable and accrued
     liabilities                                           (251,044)             (4,644)
   (Decrease) increase in estimated liability
     for taxes on income                                    (49,727)             50,492
   Other - net                                              (40,919)            (81,404)
                                                       --------------      --------------
   Net cash provided by operating activities                653,216             813,448
                                                       --------------      --------------

Cash flows from investing activities:
   Purchase of fixed assets                                (667,259)           (835,311)
   Sales/retirements of fixed assets                        (14,538)             49,633
   Decrease in investments                                  184,853              51,372
   Sale of financial instruments                            203,572                   -
   Business acquired                                        (54,581)            (19,496)
   Decrease in other assets                                   5,871               5,731
                                                       --------------      --------------
   Net cash used in investing activities                   (342,082)           (748,071)
                                                       --------------      --------------

Cash flows from financing activities:
   Dividends paid                                          (204,839)           (190,586)
   Proceeds from employee stock purchase plan                52,250              49,550
   Proceeds from exercise of stock options                   38,943              35,796
   Proceeds from issuance of long-term debt                 932,491             693,944
   Payments of principal on long-term debt                 (883,347)           (546,048)
   Net decrease in short-term debt                         (194,607)            (49,344)
                                                       --------------      --------------
   Net cash used in financing activities                   (259,109)             (6,688)
                                                       --------------      --------------

Net increase in cash                                         52,025              58,689

Cash, beginning of period                                   105,321             173,963
                                                       --------------      --------------

Cash, end of period                                       $ 157,346           $ 232,652
                                                       ==============      ==============

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                             STOCKHOLDERS' EQUITY
                             --------------------
                                  (Unaudited)


                                                                                                (Dollars in thousands)

                                               Common Stock                  Retained        Translation        Comprehensive
                                   -------------------------------------
                                        Issued            In Treasury          Income         Adjustment            Income
                                   --------------        ---------------    ------------    --------------    ----------------
Balance, January 1, 1999             $1,539,408           $(2,221,308)       $8,882,455       $ (81,480)            $      -

Net Income                                                                      216,454                              216,454

Translation adjustment                                                                          (24,634)             (24,634)

Dividends declared                                                             (205,048)

Shares sold to optionees,
 DSPP less fees                          15,706                23,237

                                   --------------        ---------------    ------------    --------------    ----------------
Balance, June 30, 1999               $1,555,114           $(2,198,071)       $8,893,861       $(106,114)            $191,820
                                   ==============        ===============    ============    ==============    ================

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1998 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the second quarter and the first six months of 1999:

Second Quarter
--------------
                            (Stated in thousands except per share amounts)

                                                            Average
                                Net            Shares       Earnings
                               Income        Outstanding    per share
                              --------       -----------    ---------
Basic                         $127,287           547,112       $ 0.23
Effect of dilution:
 Options                                           8,649
 Warrants                                          7,768
                              --------       -----------
Diluted                       $127,287           563,529       $ 0.23
                              ========       ===========    =========

Six Months
----------
                                                            Average
                               Net             Shares       Earnings
                              Income         Outstanding    per share
                              --------       -----------    ---------
Basic                         $216,454           546,744       $ 0.39
Effect of dilution:
 Options                                           8,730
 Warrants                                          8,095
                              --------       -----------
Diluted                       $216,454           563,569       $ 0.39
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

OFFSHORE CONTRACT DRILLING BUSINESS
-----------------------------------

On July 12, 1999, Schlumberger Limited and Transocean Offshore Inc. announced the signing of a definitive merger agreement under which the offshore contract drilling business of Schlumberger (Sedco Forex Offshore) will be spun off and promptly combined with Transocean Offshore in a merger of equals. The transaction is expected to close by December 31, 1999.

Under the proposed agreement, Schlumberger stockholders will own 52 percent of the fully diluted stock in the resulting company, Transocean Sedco Forex Inc. Assuming the outstanding fully diluted share count of Transocean Offshore on June 30, 1999 (approximately 101 million shares), Schlumberger stockholders would receive approximately 109 million shares in the resulting company. Based on the Schlumberger shares outstanding on June 30, 1999, Schlumberger stockholders would receive approximately 1 newly issued Transocean Sedco Forex share for every 5 Schlumberger shares held. The 109 million shares to be issued for the transaction would be valued at approximately $3.2 billion using the closing price of Transocean Offshore stock on July 9, 1999, the last full trading day prior to the announcement of the transaction. The fully diluted ratio of ownership in the stock of the resulting company is fixed and not subject to adjustment. The spin-off and the merger transactions are expected to be free of US federal income taxes and will be accounted for as a purchase with Sedco Forex Offshore as the accounting acquirer.

The agreement has been approved by the Board of Directors of Transocean Offshore and Schlumberger, and is subject to the approval of the stockholders of both companies as well as regulatory approvals and other customary closing conditions.

SEGMENT INFORMATION (1)
-----------------------

                                                                                                                (Stated in millions)
                         -----------------------------------------------------------------------------------------------------------
                          North     Latin      Europe        Other              Elims/    Total                 Elims/
Six Months 1999          America   America   CIS/W. Afr.    Eastern   Camco     Other      OFS    RMS    T&T    Other   Consolidated
---------------          -----------------------------------------------------------------------------------------------------------
Revenue                  $  667    $437      $  890         $  894    $364      $ 16      $3,268  $687   $526   $  -    $4,481
                         ===========================================================================================================
Operating Income         $   12    $ 17      $   49         $  181    $ 31      $ (8)     $  282  $ (6)  $  9   $ (1)   $  284

Income Tax Expense (2)        5       9          22             36      16         2          90     4      1    (20)       75
                         -----------------------------------------------------------------------------------------------------------
Pretax Operating Income  $   17    $ 26      $   71         $  217    $ 47      $ (6)     $  372  $ (2)  $ 10   $(21)   $  359
                         -----------------------------------------------------------------------------------------------------------
Interest Income                                                                                                            112

Interest Expense                   $ (6)                                                                                   (90)

First Quarter Charge                                                                                                       (86)
                                                                                                                        ------------
Pretax Income                                                                                                           $  295
                         -----------------------------------------------------------------------------------------------============
                         -----------------------------------------------------------------------------------------------------------
                          North     Latin      Europe        Other              Elims/    Total               Elims/
Six Months 1998          America   America   CIS/W. Afr.    Eastern   Camco     Other      OFS    RMS    T&T  Other(3) Consolidated
---------------          -----------------------------------------------------------------------------------------------------------
Revenue                  $1,157    $657      $1,229         $1,107    $436      $ 14      $4,600  $725   $639 $144    $6,108
                         ===========================================================================================================
Operating Income         $  120    $ 83      $  221         $  266    $ 58      $(29)     $  719  $ 19   $  43$(33)   $  748

Income Tax Expense           69      27          36             69      32         4         237    12     18  (31)      236
                         -----------------------------------------------------------------------------------------------------------
Pretax Operating Income  $  189    $110      $  257         $  335    $ 90      $(25)     $  956  $ 31   $ 61 $(64)   $  984
                         --------------------------------------------------------------------------------------------
Interest Income                                                                                                           65

Interest Expense                   $ (6)                                                                                 (47)
                                                                                                                      --------------
Pretax Income                                                                                                         $1,002
                         ---------------------------------------------------------------------------------------------==============

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


BUSINESS REVIEW
---------------

                                                            (Stated in millions)

                                                                              Resource
                                              Oilfield                       Management                  Test &
                                              Services                        Services              Transactions(2)
                         ----------------------------------------------------------------------------------------------------
Second Quarter                1999      1998           % Chg     1999      1998      % Chg     1999      1998      % Chg
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenue        $  1,574       $  2,306       (32)%     $  342    $  364    (6)%      $  256    $  329    (22)%
Pretax Operating
Income(1)                $    160       $    479       (67)%     $   (7)   $   16     - %      $    2    $   30    (93)%

Six Months
----------
Operating Revenue        $  3,268       $  4,600       (29)%     $  687    $  725    (5)%      $  526    $  639    (18)%
Pretax Operating
Income(1)                $    372       $    956       (61)%     $   (2)   $   31     - %      $   10    $   61    (84)%

(1) Pretax operating income represents income before taxes, excluding interest expense, interest and other income and the first quarter 1999 charge.
(2) All periods exclude the Retail Petroleum Services business sold on October 1, 1998.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

              Second Quarter 1999 Compared to Second Quarter 1998
              ---------------------------------------------------

Second quarter operating revenue of $2.17 billion was 29% below second quarter 1998. Net income and diluted earnings per share were $127 million and $0.23, both 67% lower than the same period last year.

Oilfield Services revenue decreased 32%, while the rig count fell 34%. Revenue fell in all the geographic regions and across all Oilfield Services activities.

Resource Management Services revenue was down 6%. Test & Transactions revenue was 22% lower than in the second quarter of 1998 as Smart Cards & Terminals and Automated Test Equipment (ATE) revenue decreased.

OILFIELD SERVICES

Oilfield Services operating revenue declined 32% during the second quarter of 1999 as the rig count decreased 34%. Revenue decreased in all major geographic regions and across all oilfield services. Pretax operating income fell 67%. Geographical comments exclude Camco, which is reported separately.

On July 12, Schlumberger and Transocean Offshore Inc. announced the signing of a definitive merger agreement under which the offshore contract drilling business of Schlumberger (Sedco Forex Offshore) will be spun off and promptly combined with Transocean Offshore in a merger of equals. The resulting company, Transocean Sedco Forex Inc., will be the world's largest offshore drilling company and is projected to become the fourth largest oilfield service company in terms of market capitalization. This strategic move will permit Schlumberger Oilfield Services GeoMarkets to increase their concentration on value-added reservoir optimization services.

On July 14, Schlumberger and Smith International announced the completion of a restructured transaction related to the combination of their drilling fluids operations except for Schlumberger's US drilling fluids assets and operations under a joint venture agreement. The joint venture will form the largest drilling and completion fluids business in the world. The United States Department of Justice, in a contempt petition dated July 27, 1999, seeking criminal and civil penalties, has challenged this transaction for allegedly violating a 1994 civil consent decree in a proceeding to which Schlumberger was not a party. Schlumberger and Smith are vigorously contesting this challenge.

Further demonstrating the Schlumberger focus on reservoir optimization, Schlumberger signed a letter of intent on July 8, to acquire Calgary-based Merak, a market leader in petroleum software solutions for economic evaluation, decision and risk analysis, field optimization and data visualization. In addition, on June 30, Schlumberger acquired substantially all of the assets of Calgary-based Panther Software Corporation, a provider of hardware and software products and services for managing, indexing, loading and cataloging large volumes of seismic data throughout the seismic data lifecycle.

North America
-------------

In North America, quarterly revenue of $320 million declined 43%, as the rig count fell 40%. Pretax operating income fell 92%. All parts of North America experienced weakness except Eastern Canada. Recently introduced technologies such as ClearFrac* fracturing fluid and PowerJet* perforating services, whose revenue is growing due to premium pricing, are having a positive impact on results linked to the improvement of customers' reservoir productivity.

Latin America
-------------

In Latin America, quarterly revenue of $227 million declined 31% over the same quarter last year as the rig count dropped 29%. Pretax operating income decreased 79%. All areas were affected by the downturn, although relatively stable deepwater drilling contracts and data management revenue growth softened the impact of reduced activity.

The new Schlumberger seismic vessel, Geco Eagle, has broken several world records during its first acquisition job in Brazil. The vessel took fewer than seven days between deploying the first streamer section and recording the first commercial 10-streamer production. Now in full production, Geco Eagle is the first vessel in the world to deploy 60 km (37.3 mi) of streamer. Geco Eagle has also achieved the biggest single-vessel tow, ten 6000-m (3.73-mi) streamers, as well as the largest footprint ever recorded.

Schlumberger also recently helped advance the industry record for extended-reach drilling beyond 10,585 m (34,728 ft) in Argentina. The well was drilled and cased in 128 days and reached a total depth of 11,184 m (36,693 ft), a world record in itself for slim holes.

Europe/CIS/West Africa
----------------------

Quarterly revenue of $416 million declined 33% as the rig count fell 32% (rig count changes exclude the CIS). Pretax operating income decreased 82%. On June 30, Schlumberger acquired a majority interest in Caspian Geophysical, the leading provider of marine seismic acquisition services in the Caspian Sea. This company will now offer a substantially expanded array of seismic services, including the immediate addition to its fleet of the world-class marine seismic vessel Geco Gamma.

Other Eastern Hemisphere
------------------------

Quarterly revenue of $423 million declined 25% as the rig count declined 20%. Pretax operating income decreased 42%. Activity fell across the region with the exception of data management, which continued to grow in Asia. Activity in East Asia benefited from strong growth in MAXPRO* production services.

Revolutionary CHFR* cased hole formation resistivity technology was successfully used to log a well in the Middle East. This breakthrough technology allows formation measurements to be made in wells that have already been cased in order to evaluate production performance and increase ultimate reservoir recovery.

Camco
-----

Quarterly revenue of $177 million declined 19%, and pretax operating income decreased 51%. Activity decreased in all regions, except in the Middle East-Africa region for Reed-Hycalog, in Europe for Camco Products & Services and in the US and Venezuela for Production Operators, Inc.

Production Operators' revenue increased significantly over second quarter 1998 levels, reflecting continued expansion of its services in the US and Latin America. This growth is driven by customers' increased outsourcing of their gas compression requirements as they seek flexibility in gas compression assets and improved performance to reduce overall costs.

In Venezuela, Production Operators was awarded a $75-million gas compression contract for the 7000-hp expansion of a customer's existing compression facilities. The scope of work includes a 15-year operation and maintenance contract for the existing facility plus the expansion. Production Operators also signed an alliance agreement for compression services in South Texas. The agreement term is three years, and revenue should exceed $10 million. Reda received its first performance-based contract in Indonesia for installing submersible pumps in up to 45 wells. This project is based on a technically challenging and innovative application of submersible pumps.

Contract Drilling Activity
--------------------------

The offshore rig utilization rate was 76%, compared with 94% over the same period last year. The semisubmersible utilization rate decreased from 97% to 74%, while jackup utilization declined from 100% to 83%. The industry offshore rig utilization continued to fall during the second quarter of 1999, dropping from 95% in the second quarter last year to 69% this year. At the end of June 1999, the Schlumberger offshore fleet comprised 49 rigs, which included 24 semisubmersibles, 16 jackups, 2 drillships, 4 tenders and 3 lake barges. Sedco Forex Offshore revenue and net income in the quarter were $165 million and $34 million, respectively, compared with $278 million and $104 million, respectively, last year.

Onshore utilization fell to 44% from 97% a year ago. At June 30, the land fleet consisted of 35 rigs, which included 6 swamp barges and 29 land rigs.

RESOURCE MANAGEMENT SERVICES

Resource Management Services (RMS) recorded a 6% decline in revenue in the second quarter compared with last year. Orders increased 2%. Pretax operating income included a charge of $15 million ($11 million after tax) due to the write-off of certain assets, including a provision for the divestiture of a small business.

Revenue was up 1% in North America. Electricity and water meter factories continued to work at record levels, due mainly to a strong new housing market in the US and Canada, as well as to new and substantial meter replacement programs initiated by utilities. Orders in North America were up 13% compared with last year. Supporting the trend toward integrated solutions contracting, a leading utility in the US selected RMS as preferred vendor to provide automatic meter reading (AMR) services for more than two million electric and gas meters. In addition, RMS won an important universal water meter system contract to supply residential and industrial meters to the City of Niagara Falls. There was also strong market interest for our newly introduced R900* radio-frequency water meter system, used to provide drive-by reading services.

In Europe, revenue was down 5%, due to a negative currency effect from a stronger US dollar, to poor business conditions in the CIS, and to a decline in activity for services in the UK and for electricity and gas businesses in Germany. However, UK gas and water activity grew, as did the electricity business in France and Spain. Orders were down 6% overall due to currency erosion, economic conditions in the CIS, softness in Germany and postponement to the third quarter of a large electricity contract in Italy, but were higher in the electricity markets in France, Spain and The Netherlands. RMS won a major contract to supply 20,000 Gallus* 2000 meters equipped with radio communication modules developed jointly with Itron. The contract is the largest remote meter reading project for natural gas in France.

South American second quarter revenue fell 18% compared with last year, while orders increased 6%. The drop in revenue reflected a significant falloff in Brazil's domestic activity due to wide-scale public spending cuts and the devaluation of the national currency. RMS received a significant order for AMR service to monitor electricity transmissions at border points in Brazil.

In Asia, second quarter revenue was up 27%, reflecting both a return of some investment to the region after the economic downturn last year and continued growth in export deliveries. Shipments of water meters commenced from a new factory in South Australia. Orders were 106% higher than in the second quarter of 1998.

TEST & TRANSACTIONS

Test & Transactions orders, including customer solutions activities, were up 11% compared with the same quarter last year and up 2% over last quarter. Revenue decreased 22% versus last year and 5% versus the first quarter of 1999.

Smart Cards & Terminals orders decreased 2% versus last year and increased 4% over last quarter. Orders for cards were up significantly year over year, with strong bookings in Europe for our recently introduced Cyberflex Simera* high-capacity, multiapplication smart card. Financial banking card orders grew strongly due to groundbreaking orders.

Smart Cards & Terminals revenue was 5% below last year and 2% above last quarter, mainly due to lower payphone sales in Europe. Smart cards revenue in the second quarter was even with last year as an increase in Europe was offset by a decrease in North America. Revenue in Asia was flat compared with last year as an increase in unit volumes was offset by a decline in pricing.

Prepaid phone card sales grew in China, Mexico and South America. Smart card revenue improvement in Europe was led by higher GSM-SIM (subscriber identity module) card sales. Asian smart card volumes increased as several Chinese banks standardized on the Qianflex* banking smart card. A major financial cards issuer in the US placed a significant first order as part of a new branded smart card loyalty program. The program takes advantage of the smart card's ability to deliver more information about cardholders' transactions. A total of 1.5 million cards will be delivered in the initial rollout.

Compared with last year, Municipalities (Parking and Mass Transit) showed solid revenue growth. The Municipalities business provides city councils and local governments throughout the world with integrated smart card-based solutions for mass transit, parking and telecommunications. During the quarter, projects were awarded by Belgium Railways and the Parisian Regional Transport Authority. In addition, a new integrated fare ticketing system was successfully installed in London.

Automated Test Equipment (ATE) orders were up 39% over the same period last year and down 2% compared with last quarter. Orders for all major product lines grew compared with year-ago levels. Several new products in each business segment were commercially launched. Investments made to broaden our product portfolio produced incremental orders across the front-end and back-end semiconductor manufacturing chain. System-On-Chip (SOC) [mixed signal] Testers, Verification Systems and Automated Systems all showed increased orders due to new product introductions. Test systems experienced the highest order rate since the first quarter of 1998, resulting from increased demand by our two largest customers. Multiple system orders for the new RDX2200* series of RDRAM** memory test systems were received from memory manufacturers in Korea, Japan and North America. The RDX2200 series is the most cost-effective RDRAM test solution available and provides the industry's highest level of yield-producing accuracy and throughput performance. Schlumberger is well positioned to lead this new memory test technology market.

ATE revenue for the second quarter declined 50% year over year and 19% sequentially, primarily due to the decreased backlog entering 1999.

SABER* (Schlumberger Advanced Business Engineering Resources), the semiconductor customer solutions business, continued to grow substantially. To meet customer requirements for reducing time-to-market, eight SABER Technology Centers will open during 1999. The second facility, the Silicon Valley Technology Center in California, opened in the second quarter. This Technology Center offers Rambus** characterization and fabless supply chain services related to the manufacture of RDRAM, ASIC and SOC devices.

INCOME STATEMENT

Interest and other income increased $20 million from the same period last year primarily due to a $23 million increase in interest income (higher average investment balances). Gross margin decreased from 28% to 22%. Research and engineering expense declined 14% from last year representing 5.9% of operating revenue compared with 4.9% in 1998. Marketing expense was down 9%. General expense, expressed as a percentage of operating revenue, increased from 3.7% to 4.5%. Interest expense increased $25 million due to significantly higher debt balances relating to the financing of the Camco merger. Effective tax rate of 17% decreased six percentage points from last year.

                  First Half 1999 Compared to First Half 1998
                  -------------------------------------------

First half operating revenue of $4.48 billion was 27% lower than the same period last year. Before the first quarter charge, net income and diluted earnings per share were $307 million and $0.55, both 60% below the same period last year.

OILFIELD SERVICES

Oilfield Services revenue decreased 29%, while the rig count fell 34%. Revenue decreased in all the geographic regions and across all Oilfield Services activities. Pretax operating income was down 61%. The following geographic comments exclude Camco, which is reported separately.

North America
-------------

Revenue of $667 million decreased 42% compared with the first six months of 1998, and pretax operating income was down 91%. The rig count declined 41%. All areas of North America experienced weakness, except for Eastern Canada. US Land market suffered the steepest declines. New technologies, such as the PS PLATFORM* production suite and PowerJet* shaped charges, which improve overall production performance for clients and command a premium price, have softened the impact on profitability.

Latin America
-------------

Latin American revenue of $437 million declined 34% from last year, and pretax operating income decreased 77%. The rig count declined 32%. All areas experienced revenue shortfalls with marine seismic suffering the largest declines while Argentina and Venezuela declined less than other areas. Contract drilling revenue was in line with last year due to ongoing deepwater contracts. Revenue from data management services increased as client interest in integrated applications and solutions continues to grow.

Europe/CIS/West Africa
----------------------

Revenue of $890 million fell 28% compared with the prior year. Pretax operating income decreased 72%. U.K. and West & South Africa were severely impacted by the activity downturn.

Other Eastern Hemisphere
------------------------

Revenue of $894 million declined 19% from the same period last year, and pretax operating income decreased 35%. Activity was weak in all regions with the exception of data management, which is driven by higher growth in Asia.

Camco

Revenue of $364 million declined 16%, and pretax operating income decreased 47% compared with the prior year.

Production Operators' revenue increased 31% following strong demand in gas compression in the US and Latin America. Camco was awarded two large contracts by Venezuela to construct and service gas compression facilities.

After successfully drilling the world's longest extended-reach multilateral well at Wytch Farm in the UK, Schlumberger installed its first Camco intelligent completion in this oil field. This technology allows production to be independently controlled in both lateral wells using three Camco downhole flow-control modules.

RESOURCE MANAGEMENT SERVICES

Resource Management Services revenue was down 5% compared with the first six months of 1998, due to weak market conditions in South America. Orders declined 15%. Pretax operating loss included a charge of $15 million ($11 million after tax) due to the write-off of certain assets, including a provision for the divestiture of a small business.

Revenue in North America rose 3%. A strong housing market in the US and Canada has boosted the demand for electricity and water meters. Sales also increased in the replacement market for more advanced and high-accuracy QUANTUM* Q1000 electricity meters and in sales of water products in Mexico. Orders were down from last year, which included a large order from Illinois Power. Revenue from South America dropped 29% while orders declined 23%, following market uncertainty relating to the budget cuts and currency devaluation in Brazil.

In Europe, revenue was 4% below last year partly due to a strong US dollar. Lower service and maintenance revenues in the UK, reduced demand for electricity and gas products in Germany and poor economic conditions in the CIS also contributed to the decline. Orders were 3% lower than last year mainly due to the above mentioned countries.

Asia revenue increased 22% reflecting an improved economy in the region with growth in shipments of residential electricity meters to Taiwan and commercial and industrial meters to Thailand. Orders were up 67% from last year.

TEST & TRANSACTIONS

Revenue was down 18% from last year reflecting disappointing results in Automated Test Equipment (ATE) due to a slow recovery in the semiconductor industry. Orders were down 3%.

Smart Cards & Terminals revenue rose 4% over the same period last year, mainly due to higher subscriber identity module-based (SIM) card sales, including the first deliveries of the latest high-capacity multiapplication CyberflexSimera* smart card. Asian smart card revenue grew as a result of the first Qianflex* smart card sales in China and improved sales of phone cards. Sales in Municipalities (Parking and Mass Transit) rose strongly with higher shipments of the new, intelligent Stelio* parking systems.

Revenue for ATE declined 49% compared with last year. Orders at ATE were up 71% compared to the previous six months. Diagnostic system orders increased as a result of the introduction of the IDS2000* probe system and engineering tool. Orders also grew strongly in telecom systems. Revenue benefited from growth in SABER* (Schlumberger Advanced Business Engineering Resources) activity, which provides innovative business and engineering services to help semiconductor manufacturers increase productivity.

INCOME STATEMENT

Interest and other income increased $152 million from the same period last year primarily due to a $103 million gain on sale of financial instruments relating to the sale of Retail Petroleum Systems, and a $50 million increase in interest income (higher average investment balances). Excluding the first quarter charge, gross margin decreased from 28% to 23%. Research and engineering expense declined 10% from last year representing 5.9% of operating revenue compared with 4.8% in 1998. Marketing expense was down 8%. General expense, expressed as a percentage of operating revenue, increased from 3.7% to 4.5%. Interest expense increased $53 million due to significantly higher debt balances relating to the financing of the Camco merger. Effective tax rate of 20% decreased four percentage point from last year.

NEW ACCOUNTING STANDARDS
------------------------

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." All prior periods have been restated. For details, see "Segment Information" on page 9 of this 10-Q report.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that the Company recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard is effective in the year 2001 for the Company. Occasionally, the Company uses derivative instruments such as interest rate swaps, currency swaps, forward currency contracts and foreign currency options. Forward currency contracts provide a hedge against currency fluctuations on assets/liabilities denominated in other than a functional currency. Options are usually entered into to hedge against currency variations on firm commitments generally involving the construction of long-lived assets such as seismic vessels and drilling rigs. The Company does not anticipate that the implementation of the new standard will have a material effect on the consolidated financial position and results of operations.

YEAR 2000 READINESS DISCLOSURE
------------------------------

Overview

The "Year 2000 issue" is the inability of computers and computing technology to process the Year 2000 date change correctly. The Company recognizes that the Year 2000 issue creates a significant uncertainty to its business, and has a proactive, Company-wide Year 2000 Readiness Program (the "Program").

As part of the Program, most non-ready systems have been replaced or upgraded with new systems that will provide certain competitive benefits, as well as ensure Year 2000 readiness to minimize customer and shareholder business disruptions caused by this issue. A Company-wide task force was formed in late 1997 to provide guidance to the Company's business units and monitor progress of the Program. The Company has also consulted with and engaged various third parties, including outside consultants and service providers, to assist the Company in its Program efforts.

In 1994, the Company decided to upgrade its main internal business systems with Year 2000-ready programs. The planned upgrades will be completed in September 1999. Those aspects of the Company's internal business systems that are not scheduled to be covered by this upgrade effort are being separately addressed through an upgrade of existing legacy systems to Year 2000-ready status. These upgrades also will be completed in September 1999.

Due to the Company's centralized engineering/manufacturing profile, more than 80% of Year 2000 efforts affecting products and services have been concentrated in our major engineering and manufacturing sites. The Year 2000 readiness of the Company's key products and services was over 90% complete as of July 1999 and the remaining products and services are expected to be Year 2000 ready in September 1999. A Year 2000 Quality Assurance Program is in place to maintain strong project discipline and to monitor and report Program issues and progress to management.

The Company's field operating units have been actively involved in a Year 2000 Field Readiness program since October 1998 to cover key business applications, products and services not covered by the engineering/manufacturing efforts. This program is 75% complete and is expected to be completed in September 1999.

Program Description

The Program uses a business risk assessment and prioritization approach and is intended to produce Year 2000-ready products/services and to minimize disruptions in business operations. The Program is divided into three major readiness categories: Assets, Information Technology (IT) and Commercial. Within each category, there are two Program stages.

- Stage I: Assessment and Preparation - this stage focuses on up-front planning, data gathering and correction planning. This includes raising Year 2000 awareness; carrying out a detailed business unit asset inventory; assessing the scope of the Year 2000 problem; determining appropriate corrections, testing/validation, acceptance and deployment approaches; and preparing project plans and budgets.

- Stage II: Repairs, Testing and Deployment - this stage focuses on "fixing" Year 2000 problems (and testing these fixes), followed by user-acceptance, redeployment and operational validation of the fixed (i.e., repaired, replaced, etc.) systems.

Assets. This category consists of (1) products and services the Company either sells or uses to provide services to our customers, and (2) hardware and software associated with embedded computer chips that are used in the operation of our products and facilities. Program progress under this category is on schedule. The activities related to Year 2000 readiness of assets are more than 90% complete as of March 1999 with the remainder expected to be Year 2000 ready in September 1999.

Information Technology. This category deals with traditional IT infrastructure, such as business applications, computer hardware/software, IT networks and communication equipment. The implementation of the MFG/PRO*** system is complete. Implementation of the SAP**** system should be completed in the US and Canada by October 1999. The Company intends to repair associated legacy systems outside the US and Canada. This plan uses independent contractors, legacy system vendors and Company employees to rewrite and test certain software modules. This program is on schedule and expected to conclude in September 1999. The activities associated with other systems in this IT category (computer hardware/software, IT networks and communications equipment) also are on schedule. Stage I activities have been completed and Stage II activities are expected to be concluded in August 1999.

Commercial. This category deals with the Company's efforts to avoid being adversely affected by Year 2000 issues from external entities (suppliers, financial institutions, service providers, etc.) not affiliated with the Company. Stage I of the Program includes a process for mitigating the Year 2000 issues associated with key suppliers. The Company is continuing to communicate with its key suppliers, business partners and customers seeking their assurances that they will be Year 2000 ready. Based on assessment of these responses the Company is developing contingency plans for those areas that pose significant risk from the Year 2000 issue; however, the Company could potentially experience disruptions to some aspects of its operations from non-compliant systems utilized by unrelated third-party entities. Work in this category is on schedule. The business units have completed their Stage I activities and Stage II efforts are expected to be completed in September 1999.

Contingency Planning

The Company has reviewed the activities associated with each category and is determining those activities at risk or having the potential to cause business disruption. Appropriate contingency plans are being implemented for each of the "at risk" activities to minimize the effect of the potential Year 2000 disruption, both internally and on the Company's customers. Furthermore, a Year 2000 rollover plan is also being developed for any mission essential systems that will need to be live and supported over critical Year 2000 dates. As part of this plan, a Year 2000 helpdesk structure will be implemented throughout our global operations to support existing organizational structures in any potentially escalating Year 2000 issues during the critical millennium rollover period. This process will commence in the early hours of December 31, 1999 and continue for hours, days, or weeks as circumstances require.

Costs

Year 2000 Program funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have an adverse material impact on the Company's financial condition, results of operations or liquidity. The Company estimates the cost of the Program to in the order of $60 million (approximately $52 million spent to date), with a breakdown of costs estimated at 34% for employee resources (approximately 130 man-years), 25% for IT-related upgrades and repair and 41% for non-IT embedded chip technology. It should be noted that these costs do not include the normal upgrading of business systems, products and applications already defined by our business plans.

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

EURO DISCLOSURES
----------------

On January 1, 1999, the euro became the official single currency of the European Economic and Monetary Union. As of this date, the conversion rates of the national currencies of the eleven member states adopting the euro were fixed irrevocably. The national currencies will initially remain in circulation as nondecimal sub-units of the euro and will be replaced by euro bills and coins by July 2002. During the transition period between January 1999 and January 2002, public and private parties may pay for goods and services using either the euro or the national currency on a "no compulsion, no prohibition" basis.

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

Schlumberger recognizes that the euro will affect its various businesses differently. Oilfield Services operates in an essentially US dollar-denominated environment in which the introduction of the euro is expected to have limited consequences. Test & Transactions will be affected in terms of the ability of products such as smart cards and terminals to process euro transactions. Resource Management Systems, which has now set up a pan-European manufacturing structure covering all European Union markets, expects to participate in the general growth generated by the euro.

The increased price transparency created by the euro accompanied by deregulation and increased competition among our customers, the utilities, should also contribute to providing new Solutions opportunities in these businesses. The full assessment of the effects the euro will have on each business segment is incomplete and, hence, the Company cannot as yet make a final conclusion on the anticipated business impact the introduction of the single currency will have.

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

FORWARD-LOOKING STATEMENTS
--------------------------

The Company cautions that, except for the historical information and discussions contained herein, statements in this 10-Q report and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which the Company operates and growth opportunities for the Company in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: the extent and duration of the recovery in oil prices, continuing customer commitment to certain key oilfield projects, growth in demand for RDRAM memory devices and mixed signal devices produced by the Company's test equipment customers, general economic and business conditions in key regions of the world, and changes in business strategy or development plans relating to the Company's targeted growth opportunities.

Item 3: Quantitative and Qualitative Disclosure about Market Risk.
------------------------------------------------------------------

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

*     Mark of Schlumberger
**    Rambus and RDRAM are registered trademarks of Rambus, Inc.
***   MFG/PRO is a registered trademark of QAD
****  SAP is a registered trademark of SAP AG

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits: None

(b)  Reports on Form 8-K: None

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.

                                                  Schlumberger Limited
                                                      (Registrant)



Date: August 13, 1999                             /s/ Jack Liu
      ---------------                             ------------------------------
                                                  Jack Liu
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer