Form 10-Q
period 1999-09-30
SCHLUMBERGER LTD /NY/
filed 1999-11-12
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                   -----------------------------------------

                                   FORM 10-Q
                                   ---------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               -------------------------------------------------

For the Quarter ended:                                    Commission file No.:
SEPTEMBER 30, 1999                                              1-4601
----------------------                                    --------------------

                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
          -----------------------------------------------------------
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

     PARKSTRAAT 83
     THE HAGUE,
     THE NETHERLANDS                                    2514 JG
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

                    YES  X         NO _____
                        ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at October 31, 1999
     ------------------                 --------------------------------------

COMMON STOCK, $0.01 PAR VALUE                         549,844,351

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

Item 1: Financial Statements
----------------------------

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF INCOME (1)
                     --------------------------------
                                  (Unaudited)


                                  (Stated in thousands except per share amounts)

                                                                         Periods Ended September 30,
                                                   --------------------------------------------------------------------------------
                                                                  Third Quarter                              Nine Months
                                                   ------------------------------------------  ------------------------------------
                                                          1999                  1998                  1999                1998
                                                   --------------------  --------------------  -----------------      -------------
REVENUE:
Operating                                          $    2,249,315        $    2,932,447        $    6,730,040     $    9,040,053
Interest & other income                                    61,974                48,562               286,534            120,989
                                                   --------------        --------------        --------------     --------------
                                                        2,311,289             2,981,009             7,016,574          9,161,042
                                                   --------------        --------------        --------------     --------------

Expenses:
Cost of goods sold & services                           1,744,912             2,581,356             5,382,887          6,956,899
Research & engineering                                    134,051               137,392               398,565            430,884
Marketing                                                 113,252               119,966               324,006            349,081
General                                                    99,065               112,782               300,904            341,439
Interest                                                   47,681                41,665               142,420             92,854
                                                   --------------        --------------        --------------     --------------
                                                        2,138,961             2,993,161             6,548,782          8,171,157
                                                   --------------        --------------        --------------     --------------

Income (Loss) before taxes                                172,328               (12,152)              467,792            989,885

Taxes on income                                            33,347                17,323               112,357            253,532
                                                   --------------        --------------        --------------     --------------

Net income (Loss) (1)                              $      138,981        $      (29,475)       $      355,435     $      736,353
                                                   ==============        ==============        ==============     ==============

Basic Earnings (Loss) Per Share                    $         0.25        $        (0.05)       $         0.64     $         1.36
                                                   ==============        ==============        ==============     ==============

Diluted Earnings (Loss) Per Share (1)              $         0.25        $        (0.05)       $         0.64     $         1.31
                                                   ==============        ==============        ==============     ==============

Average Shares Outstanding                                548,671               545,110               547,386            543,800
                                                   ==============        ==============        ==============     ==============

Average Shares Outstanding
  assuming dilution                                       565,551               560,773               562,998            563,137
                                                   ==============        ==============        ==============     ==============

Dividends declared per share                       $       0.1875        $       0.1875        $       0.5625     $       0.5625
                                                   ==============        ==============        ==============     ==============


(1) The 1998 third-quarter results included an after-tax charge of $380 million ($0.68 per share-diluted). The 1999 first-quarter results included an after-tax charge of $90 million ($0.16 per share-diluted).

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                                                          (Dollars in thousands)
                                                                       Sept. 30,             Dec. 31,
ASSETS                                                                   1999                1998*
------                                                            -------------------  -------------------
CURRENT ASSETS:
Cash and short-term investments                                      $    4,021,531        $   3,956,694
Receivables less allowance for doubtful accounts
   (1999 - $103,081; 1998 - $89,556)                                      2,694,001            2,968,070
Inventories                                                               1,342,401            1,333,131
Deferred taxes on income                                                    295,665              295,974
Other current assets                                                        284,398              251,355
                                                                     --------------        -------------
                                                                          8,637,996            8,805,224

LONG-TERM INVESTMENTS, HELD TO MATURITY                                     694,679              855,172

INVESTMENTS IN AFFILIATED COMPANIES                                         516,189               84,844

FIXED ASSETS:
Property, plant and equipment                                            12,014,924           11,658,743
Less accumulated depreciation                                            (7,145,655)          (6,964,278)
                                                                     --------------        -------------
                                                                          4,869,269            4,694,465
EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization                                   1,321,744            1,302,678
DEFERRED TAXES ON INCOME                                                    208,054              202,630
OTHER ASSETS                                                                111,467              132,916
                                                                     --------------        -------------

                                                                     $   16,359,398        $  16,077,929
                                                                     ==============        =============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                             $    2,459,195        $   2,539,954
Estimated liability for taxes on income                                     411,502              480,123
Bank loans                                                                  621,461              708,978
Dividend payable                                                            103,590              102,891
Long-term debt due within one year                                          120,266               86,722
                                                                     --------------        -------------
                                                                          3,716,014            3,918,668

LONG-TERM DEBT                                                            3,563,146            3,285,444
POSTRETIREMENT BENEFITS                                                     452,629              432,791
OTHER LIABILITIES                                                           341,497              321,951
                                                                     --------------        -------------
                                                                          8,073,286            7,958,854
                                                                     --------------        -------------

STOCKHOLDERS' EQUITY:
Common stock                                                              1,639,218            1,539,408
Income retained for use in the business                                   8,929,792            8,882,455
Treasury stock at cost                                                   (2,179,382)          (2,221,308)
Translation adjustment                                                     (103,516)             (81,480)
                                                                     --------------        -------------
                                                                          8,286,112            8,119,075
                                                                     --------------        -------------
                                                                     $   16,359,398        $  16,077,929
                                                                     ==============        =============

 * Reclassified, in part, for comparative purposes.


                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOW
                      -----------------------------------
                                  (Unaudited)

                                                                          (Dollars in thousands)

                                                                            Nine Months Ended
                                                                               September 30,
Cash flows from operating activities:                                     1999                1998
                                                                      ------------        ------------
   Net income                                                         $   355,435          $   736,353
   First quarter 1999/third quarter 1998 charge                            90,117              380,000
   Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                        848,911              845,088
     Earnings of companies carried at equity,
       less dividends received (Dividends:
       1999 - $506; 1998 - $671)                                           (6,843)              (9,150)
     Provision for losses on accounts receivable                           37,709               30,382
     Change in operating assets and liabilities:
     Decrease (increase) in receivables                                   152,068             (227,513)
     (Increase) in inventories                                            (73,342)            (152,842)
     (Increase) in deferred taxes on income                               (23,233)             (14,083)
    (Decrease) in accounts payable and accrued
       liabilities                                                       (315,186)            (149,981)
     (Decrease) increase in estimated liability
       for taxes on income                                                (52,049)             108,657
     Other - net                                                          (22,296)             (99,355)
                                                                      -----------          -----------
   Net cash provided by operating activities                              991,291            1,447,556
                                                                      -----------          -----------

Cash flows from investing activities:
   Purchase of fixed assets                                              (991,433)          (1,341,785)
   Sales/retirements of fixed assets                                        3,450               71,863
   Decrease (increase)  in investments                                    192,035           (2,110,202)
   Sale of financial instruments                                          203,572                    -
   Business acquired                                                     (419,338)             (29,996)
   Increase in other assets                                                (6,735)             (40,592)
                                                                      -----------          -----------
   Net cash used in investing activities                               (1,018,449)          (3,450,712)
                                                                      -----------          -----------

Cash flows from financing activities:
   Dividends paid                                                        (307,444)            (286,051)
   Proceeds from employee stock purchase plan                              70,765               70,461
   Proceeds from exercise of stock options                                 70,971               60,844
   Proceeds from issuance of long-term debt                             1,110,664            3,203,652
   Payments of principal on long-term debt                               (749,465)            (988,453)
   Net decrease in short-term debt                                        (69,390)             (71,316)
                                                                      -----------          -----------
   Net cash provided by financing activities                              126,101            1,989,137
                                                                      -----------          -----------
Net increase (decrease) in cash                                            98,943              (14,019)

Cash, beginning of period                                                 105,321              147,395
                                                                      -----------          -----------
Cash, end of period                                                   $   204,264          $   133,376
                                                                      ===========          ===========

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                             STOCKHOLDERS' EQUITY
                             --------------------
                                  (Unaudited)


                                                                                                        (Dollars in thousands)

                                                Common Stock                 Retained        Translation      Comprehensive
                                      ----------------------------------
                                         Issued          In Treasury          Income         Adjustment           Income
                                      --------------  ------------------  ---------------  ----------------  -----------------
Balance, January 1, 1999                 $1,539,408    $(2,221,308)          $8,882,455      $   (81,480)     $         -

Net Income                                                                      355,435                              355,435

Translation adjustment                                                                           (22,036)            (22,036)

Dividends declared                                                             (308,098)

Shares sold to optionees                     29,045         41,926

Employee Stock Purchase Plan                 70,765

                                      --------------  ------------------  ---------------  ----------------  -----------------
Balance, September 30, 1999              $1,639,218    $(2,179,382)          $8,929,792      $  (103,516)     $      333,399
                                      ==============  ==================  ===============  ================  =================

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1998 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year.

Earnings per share
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the third quarter and the first nine months of 1999:

                (Stated in thousands except per share amounts)

                                                                  Average
                                Net              Shares           Earnings
Third Quarter                  Income          Outstanding        per Share
-------------              ---------------    --------------     ------------
Basic                         $   138,981           548,671            $0.25

Effect of dilution:
    Options                                           8,769
    Warrants                                          8,111
                           ---------------    --------------
                              $   138,981           565,551            $0.25
                           ===============    ==============     ============


                                                                  Average
                                Net              Shares           Earnings
Nine Months                    Income          Outstanding        per Share
-----------                ---------------    --------------     ------------

Basic                         $   355,435           547,386            $0.64

Effect of dilution:
    Options                                           8,127
    Warrants                                          7,485
                           ---------------    --------------
                              $   355,435           562,998            $0.64
                           ===============    ==============     ============

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

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

Investments in affiliated companies include the Company's 40% investment in the MI Drilling Fluids joint venture which was completed in July 1999. The investment is $407 million.

OFFSHORE CONTRACT DRILLING BUSINESS
-----------------------------------

On July 12, 1999, Schlumberger Limited and Transocean Offshore Inc. announced the signing of definitive agreements under which the offshore contract drilling business of Schlumberger (Sedco Forex Offshore) will be spun off and promptly combined with Transocean Offshore in a merger of equals. The transaction is expected to close by December 31, 1999.

Under the agreements, Schlumberger stockholders will own 52 percent of the fully diluted stock in the resulting company, Transocean Sedco Forex Inc. Schlumberger stockholders will receive approximately one newly issued Transocean Sedco Forex share for every five Schlumberger shares held. The fully diluted ratio of ownership in the stock of the resulting company is fixed and not subject to adjustment. The spin-off and the merger transactions are expected to be free of US federal income taxes and will be accounted for as a purchase with Sedco Forex Offshore as the accounting acquirer. The agreement has been approved by the Board of Directors of Transocean Offshore and Schlumberger, and is subject to the approval of the stockholders of both companies as well as customary closing conditions. The Companies' stockholders' meetings are scheduled for December 10, 1999. The Companies have received regulatory clearances in the U.K. and the U.S.

SEGMENT INFORMATION
-------------------
                                                                                                     (Stated in millions)
                            ------------------------------------------------------------------------------------------------
                             North     Latin     Europe        Other            Sedco Forex  Elims/     Total
Nine Months 1999            America   America   CIS/W. Afr.   Eastern   Camco    Offshore     Other      OFS      RMS    T&T
----------------            -------------------------------------------------------------------------------------------------
Revenue                      $1,038      $616       $1,065     $1,057    $554        $521      $ 24     $4,875   $1,018  $859
                             ================================================================================================
Operating Income             $   38      $  9       $   52     $  155    $ 51        $119      $(19)    $  405   $   (2) $ 21
Income Tax Expense (1)           19        15           25         38      26          10         1        134        6
                            -------------------------------------------------------------------------------------------------
Pretax Operating Income      $   57      $ 24       $   77     $  193    $ 77        $129      $(18)    $  539   $    4  $ 21
                            -------------------------------------------------------------------------------------------------
Interest Income
Interest Expense                         $ (6)
First Quarter Charge
Pretax Income
                            ---------------------------------------------------------------------------------------------------

                                Elims/
Nine Months 1999                Other      Consolidated
----------------            ---------------------------
Revenue                           $(22)          $6,730
                            ===========================
Operating Income                  $(13)          $  411
Income Tax Expense (1)             (32)             108
                            ---------------------------
Pretax Operating Income           $(45)          $  519
                            ---------------------------
Interest Income                                     171
Interest Expense                                   (136)
First Quarter                                       (86)
                                            -----------
Pretax Income                                    $  468
                            ---------------------------


                            -------------------------------------------------------------------------------------------------
                             North      Latin      Europe/        Other             Sedco Forex  Elims   Total
Nine Months 1998            America    America    CIS/W. Afr.    Eastern    Camco    Offshore    Other    OFS    RMS    T&T
----------------            -------------------------------------------------------------------------------------------------
Revenue                      $1,627       $884        $1,439      $1,383      $651       $831     $ 14   $6,829 $1,070  $911
                            =================================================================================================
Operating Income             $  142       $106        $  169      $  300      $ 83       $312     $(36)  $1,076 $   24  $ 47
Income Tax Expense (2)           83         35            45          76        45         35        6      325     14    17
                            -------------------------------------------------------------------------------------------------
Pretax operating Income      $  225       $141        $  214      $  376      $128       $347     $(30)  $1,401 $   38  $ 64
                            -------------------------------------------------------------------------------------------------
Interest Income
Interest Expense                          $ (8)
Third Quarter Charge
Pretax Income
                            ---------------------------------------------------------------------------------------------------

                                 Elims/
Nine Months 1998                Other (3)       Consolidated
----------------            --------------------------------
Revenue                             $230              $9,040
                            ================================
Operating Income                    $(55)             $1,092
Income Tax Expense (2)               (39)                317
                            --------------------------------
Pretax operating Income             $(94)             $1,409
                            --------------------------------
Interest Income                                          110
Interest Expense                                         (85)
Third Quarter Charge                                    (444)
                                                  ----------
Pretax Income                                           $990
                            ---------------------===========

          (1) Income tax expense excludes a net charge of $4 million related to the first quarter charge and gain on sale of financial instruments.
          (2) Income tax expense excludes a credit of $64 million related to the third quarter charge.
          (3) Includes the Retail Petroleum Services business sold on October 1, 1998.

Nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), are not included in segment operating income.

BUSINESS REVIEW
---------------

                                                                                                           (Stated in millions)

                                                                            Resource
                                           Oilfield                         Management                     Test &
                                           Services                         Services                    Transactions (2)
                           -----------------------------------  ------------------------------  -------------------------------
Third Quarter                      1999        1998      % chg        1999      1998     % chg        1999      1998     % chg
-------------                      ----        ----      -----        ----      ----     -----        ----      ----     -----
Operating Revenue                $1,607      $2,229      (28)%      $  330    $  345      (4)%        $332      $272       22%
Pretax Operating
Income (1)                       $  167      $  445      (63)%      $    6    $    7     (14)%        $ 11      $  2      358%

Nine Months
-----------
Operating Revenue                $4,875      $6,829      (29)%      $1,018    $1,070      (5)%        $859      $911      (6)%
Pretax Operating
Income (1)                       $  539      $1,401      (62)%      $    4    $   38     (89)%        $ 21      $ 64     (68)%

(1) Pretax operating income represents income before taxes, excluding interest expense, interest and other income and the third quarter 1998 and first quarter 1999 charges.

(2) Test & Transactions results include Schlumberger Omnes, formerly a joint venture which was 100% acquired during the quarter, and exclude the Retail Petroleum Systems business sold on October 1, 1998.


Item 2: Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

               Third Quarter 1999 Compared to Third Quarter 1998
               -------------------------------------------------

Third quarter operating revenue of $2.25 billion was 23% below third quarter 1998. Before the 1998 third quarter charge, 1999 consolidated net income and diluted earnings per share were $139 million and $0.25, both 60% lower than the same period last year.

Oilfield Services revenue decreased 28%, while the rig count fell 16%. Revenue fell in all the geographic regions and across all Oilfield Services activities.

Resource Management Services revenue was down 4%. Test & Transactions revenue was 10% higher than in the third quarter of 1998 (excluding Schlumberger Omnes) as Smart Cards & Terminals and Automated Test Equipment (ATE) revenue increased.


OILFIELD SERVICES

During the third quarter, Oilfield Services operating revenue increased 2% sequentially and declined 28% year over year. The rig count declined 16%. Pretax operating income grew 4% sequentially and fell 63% versus the third quarter of 1998. Compared with last year, revenue decreased in all major geographic regions and across all of the oilfield services, except integrated project management. Geographical comments below exclude Camco and Sedco Forex Offshore, which are reported separately.

On July 14, 1999, Schlumberger and Smith International announced the completion of the combination of their drilling fluids operations under a joint venture agreement. The joint venture is the world's largest drilling and completions fluids business. Smith contributed its M-I LLC operations, including M-I SWACO, and Schlumberger contributed its non-US drilling fluids business. In addition, Schlumberger paid cash consideration of $280 million to Smith. Smith and Schlumberger own a respective 60% and 40% interest in the combined operations, which will continue to operate under the name M-I LLC. Refer to Item 1, Part II, "Legal Proceedings", for information regarding petitions filed by the US Department of Justice alleging that the transaction violated a 1994 Consent Decree.

On November 5, 1999, Schlumberger purchased Secure Oil Tools from Stellarton Corporation of Calgary, Alberta. Secure Oil Tools is an oil and gas service company offering advanced products in the areas of enhanced production technology (primarily plunger lift), Multi Lateral Production Systems (MLPS), sand filters (MeshRite) and production and thermal tools. This acquisition will advance the long-term Schlumberger strategy to be the leading service provider in optimizing reservoir performance.

North America
-------------
In North America, quarterly revenue of $375 million increased 18% sequentially and declined 23% year over year as the rig count declined 11%. Pretax operating income tripled sequentially and decreased 13% year over year. Compared with last year, revenue declined across all oilfield services except integrated project management. Improved production from PowerJet* perforating technology has produced pricing premiums of over 20%. The combination with ClearFRAC* polymer-free fracturing fluid is having a positive impact in a market focusing on productivity of reservoirs.

The use of ClearFRAC fluid helped BP Amoco in Wyoming to reduce costs and improve production. The fracturing fluid volume was greatly reduced, and the initial gas production increased 2.5 times compared to conventional systems. In Canada, the CoilFRAC* coiled tubing fracturing system was used to stimulate 27 wells, resulting in cost savings of 60% and an average production increase of 190%.

Agip Petroleum Company, Inc. signed a five-year contract for PowerHouse* center-based E&P data management services and Finder* data management software.

Latin America
-------------
In Latin America, quarterly revenue of $212 million remained flat sequentially and declined 19% year over year as the rig count declined 20%. Pretax operating income decreased 13% sequentially and declined 77% year over year. Revenue for all services in all regions declined, with the exception of 62% growth from multipurpose service vessel (MPSV) activity and 58% growth in marine third-party and nonexclusive proprietary seismic surveys in Brazil.

PEMEX has selected Holditch-Reservoir Technologies to conduct two integrated reservoir studies of six fields to revitalize production and increase total recovery.

Europe/CIS/West Africa
----------------------
Quarterly revenue of $335 million decreased 2% sequentially and 34% year over year as the rig count declined 28%. Pretax operating income grew 24% sequentially and fell 69% year over year.

The new GHOST* sensor was introduced in the North Sea. This innovative technology allows clients to directly measure the flow of gas, oil and water at any point in a producing well.

In Norway, Statoil awarded Schlumberger Scandinavia 100% of its wireline logging projects. The scope of work includes 17 installations on fixed platforms and rigs, as well as additional future installations. The initial two-year contract can be extended up to a total of six years.

In North Africa, the LiteCRETE* slurry system saved our client an average of 20 hours rig time and approximately $40,000 per cementing job. During another drilling operation, a damaged well facing costly abandonment was saved with InstanSeal** lost circulation sealant, designed to stop fluid loss while drilling.

Other Eastern Hemisphere
------------------------
Quarterly revenue of $321 million decreased 8% sequentially and 31% year over year, while the rig count declined 22%. Pretax operating income decreased 21% sequentially and 62% year over year. Activity fell across the region, except in integrated project management, which continued to grow in Asia.

Working closely with the client, a Schlumberger premium fracturing service team-a seamless integration of Holditch-Reservoir Technologies, wireline, data management, fluids management, and testing services-delivered customer savings of $48 million for the development of a major gas field in Egypt.

Saudi Aramco awarded Schlumberger two separate land seismic acquisition contracts with a combined duration of up to five years. The contracts will utilize the Olympus-FRS* field recording system, a fully integrated component of the Olympus* suite of seismic acquisition services, along with the new 80,000-lb. Desert Explorer* vibrator source.

Camco
-----
Quarterly revenue of $189 million increased 7% sequentially and declined 12% year over year, as pretax operating income increased 44% sequentially and decreased 19% year over year.

Schlumberger successfully installed remote flow-control devices in a dual-lateral well in Wytch Farm for BP Amoco. These devices allowed the client to manage the production of each lateral well from the surface without costly interventions. In addition to saving considerable future operational costs, production gains from the well were estimated at more than 500,000 barrels. To date, Schlumberger has successfully installed seven of these intelligent completions with no downhole failures.

Working with a drilling company in Venezuela, Schlumberger established a new standard for drill bit performance, dramatically reducing costs while extending a well. The operation was conducted using a single Reed-Hycalog 8-3/8" 345GMT DuraDiamond* bit, instead of multiple conventional bits, thereby avoiding unproductive rig time.

Offshore Contract Drilling Activity
-----------------------------------
The Sedco Forex Offshore rig utilization rate was 76.4% compared with 94.2% in the third quarter of 1998. The semisubmersible utilization rate decreased from 95% to 72.2%, while the jackup utilization declined from 100% to 90%. The industry offshore rig utilization was 69% versus 88% in the third quarter last year.

At the end of September, the Sedco Forex Offshore fleet consisted of 24 semisubmersibles, 10 jackups, 2 drillships, 4 tenders, 6 swamp barges and 2 land rigs. In addition, 3 semisubmersibles and 1 jackup are under construction. Sedco Forex Offshore revenue and pretax operating income in the quarter were $165 million and $29 million, respectively, compared with $292 million and $132 million, respectively, last year.


RESOURCE MANAGEMENT SERVICES

Resource Management Services recorded a 4% decline in revenue in the third quarter compared with last year. Orders grew 2%. Pretax operating income fell 14%. On October 12, Schlumberger signed a 15-year agreement with PECO Energy of Philadelphia, Pennsylvania, whereby Resource Management Services will provide metering data and asset management services to PECO. This agreement represents the largest of its kind in the utility market.

In North America, revenue was up 2% compared with last year, while orders increased 26%. Growth in the US and Canada was mostly driven by a still-buoyant housing market and by aggressive infrastructure upgrades by utilities preparing for deregulated markets. Overall water meter sales were strong, notably for products including automatic reading and billing features. Demand was also strong for electricity meters, particularly for the state-of-the-art Centron* static meter with built-in AMR (automatic meter reading) capabilities.

In Europe, revenue decreased 7% year over year, while orders fell 9% over the same period, mostly due to declines in the German electricity and gas businesses, lower demand for electricity products and services in the UK, and continued adverse business conditions in the CIS. In France, water activity grew on firmer demand from domestic utilities, offsetting softer demand for gas products. A major energy data management system was begun for the extensive heating network in Stockholm, Sweden. Orders remained high in the electricity market in Spain, in the water market in France and in the gas market in Italy.

In South America, third-quarter revenue fell 18% compared with last year, while orders decreased 7%, reflecting continuing adverse economic conditions in Brazil.

In Asia, revenue grew 91% year over year, and orders rose 39% as a result of renewed growth in the region combined with higher export deliveries. Significant shipments included electricity meters for India, Thailand and Taiwan, and water meters for the Malaysian market.

TEST & TRANSACTIONS

Test & Transactions orders, including customer solutions activities, were up 41% compared with the same quarter last year and up 4% over last quarter. Revenue increased 10% compared with last year and 16% versus the second quarter of 1999. Both orders and revenue figures exclude results from Schlumberger Omnes, formerly a joint venture which was 100% acquired during the quarter.

Smart Cards & Terminals revenue was 5% higher than last year and 6% above last quarter, while orders grew 13% versus last year and 8% over last quarter. Orders for cards were led by mobile communications SIM (subscriber identity module) cards in Asia and Europe, including the first Simera* Java***-programmable SIM cards orders in Malaysia and Taiwan.

Asian smart card sales grew largely due to the shipment of Qianflex* smart cards for several Chinese banks. European card sales increased strongly over the same period last year due to growing demand for Simera cards. Municipalities sales also rose strongly, reflecting high activity from the Paris regional transport authority (RATP) and first deliveries for London's Docklands Light Railway (DLR) ticketing project. New York City selected Schlumberger to provide an integrated on- and off-street parking solution that features the nation's first centralized wireless communication capability.

Automated Test Equipment (ATE) revenue rose 15% compared with the third quarter of 1998. Orders rose 212% year over year, and rose 6% sequentially. ATE experienced growth in orders across all businesses. Test Systems orders surged, reflecting strong demand for new system-on-chip (SOC) testers, as well as multiple orders for test systems for RDRAM**** and DDR (double data rate) memory devices from North America, Asia and Japan. ATE has taken an early leadership Position in RDRAM, with orders from three of the world's five leading manufacturers. The strong level of orders for SOC testers was the highest since the introduction of the initial product. In addition, Verification Systems revenue increased significantly compared with the third quarter of 1998, primarily because the front-end business in North America and Taiwan has grown over the last two quarters.

Leveraging ATE leadership in providing value-added business and engineering services worldwide, Schlumberger launched the industry-first Schlumberger Advanced Business Engineering Resources (SABER*) Technology Institute to serve as the premier instructional and certifying body for technical and professional semiconductor engineering and operational personnel.

INCOME STATEMENT

Interest and other income increased $13 million from the same period last year primarily due to a $14 million increase in interest income (higher average investment balances). Excluding 1998 third-quarter charge, gross margin decreased from 27% to 22%. Research and engineering expense declined 2% from last year representing 6% of operating revenue compared with 4.7% in 1998. Marketing expense was down 6%. General expense, expressed as a percentage of operating revenue, increased from 3.8% to 4.4%. Interest expense increased $6 million due to higher debt balances relating to the financing of the Camco merger. Effective tax rate of 19% remained unchanged from last year.

           First Nine Months 1999 Compared to First Nine Months 1998
           ---------------------------------------------------------

Revenue of $6.73 billion was 26% lower than the same period last year. Net income and diluted earnings per share were $446 million and $0.80, both 60% below the same period last year before the third-quarter 1998 and first-quarter 1999 charges.


OILFIELD SERVICES

Oilfield Services revenue decreased 29%, while the rig count fell 29%. Revenue decreased in all the geographic regions and across all Oilfield Services activities. Pretax operating income was down 62%.

North America
-------------
Revenue of $1.04 billion decreased 36% compared with the first nine months of 1998, and pretax operating income was down 75%. The rig count declined 32%. All oilfield services of North America experienced weakness except integrated project management. US Land and Canada markets suffered the most declines. New technologies, such as the PS PLATFORM* production suite and PowerJet* shaped charges, which can greatly improve reservoir productivity, are having a positive impact on revenue.

Latin America
-------------
Latin American revenue of $616 million was down 30% from last year. Pretax operating income decreased 83% as the rig count declined 24%. All areas experienced revenue shortfalls with Mexico & Central America suffering the largest declines while Venezuela, Trinidad & Tobago declined less than other areas. Contract drilling revenue was 28% ahead of last year due to ongoing deepwater contracts. Revenue from data management services were down slightly with continued clients' interest in integrated applications and solutions.

Europe/CIS/West Africa
----------------------
Revenue of $1.07 billion fell 26% compared with the prior year. Pretax operating income decreased 64%. Continental Europe and West & South Africa were severely impacted by the activity downturn.

Other Eastern Hemisphere
------------------------
Revenue of $1.06 billion declined 24% from the same period last year, and pretax operating income decreased 49%. Activity was weak in all regions with the exception of integrated project management. Drilling services revenue fell 40%.

Camco
-----
Revenue of $554 million declined 15%, and pretax operating income decreased 39% compared with the prior year.

Production Operators' revenue increased 23% reflecting strong demand in gas compression in the US and Latin America. Camco was awarded two large contracts by Venezuela to construct and service gas compression facilities.

Offshore Contract Drilling Activity
-----------------------------------

Sedco Forex Offshore revenue and pretax operating income in the first nine months were $521 million and $129 million, respectively, compared with $831 million and $347 million, respectively, last year.


RESOURCE MANAGEMENT SERVICES

Resource Management Services revenue was down 5% compared with the first nine months of 1998, due to weak market conditions in Europe and South America. Orders declined 10%. Pretax operating income included a charge of $15 million ($11 million after tax) due to the write-off of certain assets, including a provision for the divestiture of a small business.

Revenue in North America rose 3%. Orders were down from last year, which included a large order from Illinois Power which was cancelled in November 1999. High demands for electricity and water meters are supported by a strong housing market in the US and Canada. Sales also increased in the replacement market for more advanced and high-accuracy meters. Revenue from South America dropped 25% while orders declined 18% reflecting the market uncertainty due to the budget cuts and currency devaluation in Brazil.

In Europe, revenue was down 5% partly due to a strong US dollar. Other factors include lower demand for service and maintenance revenues in the UK, declined activity in electricity and gas products in Germany and poor economic conditions in the CIS. Orders were 5% lower than last year.

In Asia, revenue grew 43% reflecting an improved economy in the region and continued growth in export deliveries. Orders were up 61% from last year.

TEST & TRANSACTIONS

Revenue was 10% below last year while pretax operating declined 68%. Orders increased 9%. The above figures exclude results from Schlumberger Omnes, formerly a joint venture which was 100% acquired in the third quarter.

Smart Cards & Terminals revenue rose 7% over the same period last year, mainly due to higher subscriber identity module-based (SIM) card sales. Orders for cards increased year over year, with strong bookings in Europe for our recently introduced Cyberflex Simera* high-capacity, multi-application smart card. Municipalities sales rose strongly with higher shipments to local governments throughout the world.

Revenue for ATE declined 30%. Compared to last year, orders were up 12% with growth in all major product lines. Several new products in each business segment were commercially launched. System-On-Chip (SOC) Testers, Verification Systems and Automated Systems all showed increased orders due to new product introductions. SABER (Schlumberger Advanced Business Engineering Resources), the semiconductor customer solutions business, continued to grow substantially.

INCOME STATEMENT

Interest and other income increased $166 million from the same period last year primarily due to a $103 million gain on sale of financial instruments relating to the sale of Retail Petroleum Systems, and a $64 million increase in interest income (higher average investment balances). Excluding the third-quarter 1998 and first-quarter 1999 charges, gross margin decreased from 28% to 23%. Research and engineering expense declined 8% from last year representing 5.9% of operating revenue compared with 4.8% in 1998. Marketing expense was down 7%. General expense, expressed as a percentage of operating revenue, increased from 3.8% to 4.5%. Interest expense increased $50 million due to higher debt balances relating to the financing of the Camco merger. Effective tax rate of 19% decreased three percentage points from last year.

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

In 1994, the Company decided to upgrade its main internal business systems with Year 2000-ready programs. The planned upgrades have been completed in September 1999. Those aspects of the Company's internal business systems that were not scheduled to be covered by this upgrade effort have been separately addressed through a repair of existing legacy systems to Year 2000-ready status. These repairs have been completed.

Due to the Company's centralized engineering/manufacturing profile, more than 80% of Year 2000 efforts affecting products and services were concentrated in our major engineering and manufacturing sites. A Year 2000 Quality Assurance Program was in place to maintain strong project discipline and to monitor and report Program issues and progress to management. The Year 2000 readiness of the Company's key products and services was completed as of the end of September 1999.

The Company's field operating units have been actively involved in a Year 2000 Field Readiness program since October 1998 to cover key business applications, products and services not covered by the engineering/manufacturing efforts. This program was completed in all key respects as of the end of September 1999 and remaining issues, which are not material, will be completed in November 1999.

Overall, the Company has reached Year 2000 Readiness in all key areas as of September 1999 and the remaining efforts are now concentrated on setting up Year 2000 rollover teams and helpdesks which are being implemented throughout our global operations to support both our customers and any mission essential systems that will need to be live and supported over critical Year 2000 dates.


Program Description
The Program used a business risk assessment and prioritization approach to produce Year 2000-ready products/services and to minimize disruptions in business operations. The Program was divided into three major readiness categories: Assets, Information Technology (IT) and Commercial. Within each category, there were two Program stages.

- Stage I: Assessment and Preparation - this stage focused on up-front planning, data gathering and correction planning. This included raising Year 2000 awareness; carrying out a detailed business unit asset inventory; assessing the scope of the Year 2000 problem; determining appropriate corrections, testing/validation, acceptance and deployment approaches; and preparing project plans and budgets.

- Stage II: Repairs, Testing and Deployment - this stage focused on "fixing" Year 2000 problems (and testing these fixes), followed by user-acceptance, redeployment and operational validation of the fixed (i.e., repaired, replaced, etc.) systems.

Assets. This category consists of (1) products and services the Company either sells or uses to provide services to our customers, and (2) hardware and software associated with embedded computer chips that are used in the operation of our products and facilities. Stage II was completed in all material respects as of September 1999.

Information Technology. This category deals with traditional IT infrastructure, such as business applications, computer hardware/ software, IT networks and communication equipment. The implementation of the MFG/PRO***** system is complete. The Implementation of the SAP****** system has been completed in the US and Canada. The Company also repaired associated legacy systems outside the US and Canada. This plan used independent contractors, legacy system vendors and Company employees to rewrite and test certain software modules, and was completed in September 1999. The activities associated with other systems in this IT category (computer hardware/software, IT networks and communications equipment) have also been completed.

Commercial. This category dealt with the Company's efforts to avoid being adversely affected by Year 2000 issues from external entities (suppliers, financial institutions, service providers, etc.). Work in this category has been completed. Based on assessment of these responses the Company has developed contingency plans for those areas that pose significant risk from the Year 2000 issue; however, the Company could potentially experience disruptions to some aspects of its operations from non-compliant systems utilized by third-party entities.

Contingency Planning
The Company has reviewed the activities associated with each category and has determined which activities are at risk or have the potential to cause business disruption. Appropriate contingency plans have been implemented for each of the "at risk" activities to minimize the effect of potential Year 2000 disruption, both internally and on the Company's customers. Furthermore, a Year 2000 rollover plan has been developed for any mission essential systems that will need to be live and supported over important Year 2000 dates. As part of this plan, a Year 2000 helpdesk structure is being implemented throughout our global operations to support existing organizational structures in any potentially escalating Year 2000 issues during the millennium rollover period. This process will commence in the early hours of December 31, 1999, and continue for hours, days, or weeks as circumstances require.

Costs
Year 2000 Program funding requirements have been incorporated into the Company's capital and operating plans and are not expected to have an adverse material impact on the Company's financial condition, results of operations or liquidity. The Company estimates the cost of the Program to be in the order of $60 million (approximately $58 million spent to date), with a breakdown of costs estimated at 36% for employee resources, 24% for IT-related upgrades and repair and 39% for non-IT embedded chip technology. It should be noted that these costs do not include the normal upgrading of business systems, products and applications already defined by our business plans.

Risks
The most significant difficulty associated with predicting Year 2000 failures stems from the general uncertainty inherent in the Year 2000 issues (partially attributable to the interconnection of global businesses). Accordingly, the Company cannot fully predict its ability to resolve appropriately all Year 2000 issues that may affect its operations and business or expose it to third-party liability. The failure of systems or infrastructure outside our control or failure of the company's Year 2000 program to have detected all Year 2000 issues, could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Because of the uncertainties described above, the Company is unable to determine whether the consequences of such Year 2000 failures, will have a material impact on the Company's results of operations, liquidity or financial condition.

EURO DISCLOSURES
----------------

On January 1, 1999, the euro became the official single currency of the European Economic and Monetary Union. As of that date, the conversion rates of the national currencies of the eleven member states adopting the euro were fixed irrevocably. The national currencies will initially remain in circulation as nondecimal sub-units of the euro and will be replaced by euro bills and coins by July 2002. During the transition period between January 1999 and July 2002, public and private parties may pay for goods and services using either the euro or the national currency on a "no compulsion, no prohibition" basis.

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

FORWARD-LOOKING STATEMENTS
--------------------------

The Company cautions that, except for the historical information and discussions contained herein, statements in this 10-Q report and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which the Company operates and growth opportunities for the Company in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: the extent and duration of the recovery in oil prices, continuing customer commitment to certain key oilfield projects, non-cancellation of key long-term services and solutions contracts, growth in demand for RDRAM memory devices and mixed signal devices produced by the Company's test equipment customers, general economic and business conditions in key regions of the world, and changes in business strategy or development plans relating to the Company's targeted growth opportunities.


Item 3: Quantitative and Qualitative Disclosure about Market Risk.
-----------------------------------------------------------------

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


*      Mark of Schlumberger
**     Mark of Statoil
***    Java is a registered trademark of Sun Microsystems, Inc.
****   RDRAM is a registered trademark of Rambus, Inc.
*****  MFG/PRO is a registered trademark of QAD
****** SAP is a registered trademark of SAP AG

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1:  Legal Proceedings
--------------------------

On July 27, 1999, the US Department of Justice filed petitions against the Company and Smith International, Inc. with the United States District Court in Washington, DC, alleging civil and criminal contempt in connection with the completion of the MI drilling fluids joint venture transaction between the Company and Smith. The petitions allege that the transaction violated a 1994 Consent Decree entered in US v. Baroid Corporation. The Justice Department's petitions request that the Court rescind the transaction, and impose fines against the parties as the Court deems appropriate. The parties strongly believe that the transaction does not violate the Decree and are vigorously defending their position.

Item 6: Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits: None

(b) Reports on Form 8-K:      None

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.


                                                  Schlumberger Limited
                                                      (Registrant)





Date: November 12, 1999                           /s/ Jack Liu
      -----------------                           -------------------------
                                                  Jack Liu
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer