Form 10-K
period 1999-12-31
SCHLUMBERGER LTD /NY/
filed 2000-03-30
CIK 87347

                                                                            1999

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-K


                                  (Mark One)
            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            -
                        SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended December 31, 1999
                                          -----------------

                                      OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the Transition period from ___________to __________
                         Commission File Number 1-4601


                   Schlumberger N.V. (Schlumberger Limited)
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)


Netherlands Antilles                                            52-0684746
--------------------                                            ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

277 Park Avenue
New York, New York, U.S.A.                                       10172-0266

42, rue Saint-Dominique
Paris, France                                                       75007

Parkstraat 83,
The Hague,
The Netherlands                                                    2514 JG

-------------------------------------------                   --------------
(Addresses of principal executive offices)                      (Zip Codes)


 Registrant's telephone number in the United States, including area code, is:
                                (212) 350-9400.


                           (Cover page 1 of 2 pages)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

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

     YES  X                                                      NO ___
         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]


As of February 24, 2000, the aggregate market value of the voting stock held by non-affiliates, calculated on the basis of the closing price on the NYSE Composite Tape, was $38,783,445,087.

As of February 24, 2000, Number of Shares of Common Stock Outstanding:
566,698,741.



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated:

         Definitive Proxy Statement for the Annual General Meeting of Stockholders to be held April 12, 2000 ("Proxy Statement"), Part III.

                           (Cover page 2 of 2 pages)

PART I
------

Item 1    Business
------    --------

All references herein to Registrant" and "Company" refer to Schlumberger Limited and its consolidated subsidiaries. Registrant operates three businesses: (1) Oilfield Services, (2) Resource Management Services, and (3) Test & Transactions.

Oilfield Services
-----------------

Oilfield Services is the leading supplier of services and technology to the international petroleum industry. It provides virtually every type of service to the upstream exploration and production industry. The business segment is managed geographically. Within the four geographic areas are 25 GeoMarkets. The network of GeoMarkets brings together geographically focused teams to meet local needs and to provide customized solutions. New technology development is assured by the 13 Service Groups to exploit synergies and to introduce innovative solutions into the delivery of products and services within the GeoMarkets. The Service Groups reflect key areas of Schlumberger expertise. They are organized into three Product Groups that represent the key processes that dominate oil company thinking throughout the life cycle of the reservoir. Reservoir Evaluation combines wireline and seismic services. Reservoir Development combines all services relevant to well construction and well productivity: directional drilling, pressure pumping, drilling fluids, testing, drilling bits, electrical submersible pumps and completion products. Reservoir Management combines integrated services, the software products and consulting services of GeoQuest data management services, gas compression services and the production systems business.

Registrant's oilfield services are marketed by its own personnel. The customer base, business risks, and opportunities for growth are essentially uniform across all services. There is a sharing of production facilities and research centers; labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Registrant believes that it is an industry leader in providing seismic services, measurements-while-drilling and logging-while-drilling services, and fully computerized wireline logging and geoscience software and computing services.

On December 30, 1999, Schlumberger completed the spin-off to its stockholders of its offshore contract drilling business, Sedco Forex. Following the spin-off, on December 31, 1999, Sedco Forex merged with Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The transaction created the world's largest offshore drilling company and the third largest oilfield services company by market capitalization. Upon completion of the merger, Schlumberger stockholders owned approximately 52% of the shares of Transocean Sedco Forex, and Transocean Offshore shareholders owned the remaining 48%. Schlumberger retained no ownership in the combined company.

Resource Management Services
----------------------------

Resource Management Services provides professional business services for utilities, energy service providers, and industry worldwide. Through consulting, meter deployment and management, data collection and processing, and information analysis, Resource Management Services helps clients achieve network optimization, greater operating efficiency and increased customer loyalty in all utility sectors: water, gas, electricity, and heat.

Resource Management Services is a global solutions provider to electricity, gas and water resource industry clients worldwide, helping them to manage resources and enhance transactions. The Resource Management Services group delivers innovative solutions through strategic consulting services combined with smart measurement products, systems and services for creating and sharing value with all clients. It designs systems for management of electricity distribution and usage (residential metering and energy management systems; utility revenue collection systems; commercial, industrial, transmission and distribution measurement and billing products and systems; and load management systems); systems for management of gas usage (residential, commercial and industrial gas meters; regulators, governors, safety valves, stations and systems; gas treatment including filtration, odorization and heating; network management; and prepayment systems); meters and systems for management of residential, commercial and industrial water usage covering the range of effective water distribution management and diverse heat distribution and industrial applications; meter communication systems, including remote metering and wireless communication systems for utility markets; distributed measurement solutions, systems integration and data services; and services, providing software and turnkey installation, repair and maintenance solutions to add value in fully managed projects.

Test & Transactions
-------------------

Test & Transactions comprises three units: Automated Test Equipment, Smart Cards and Terminals, and Omnes.

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

Within Test & Transactions, Omnes provides information technology and communications services, including design, deployment, and operation of secure networks. It offers solutions for wide- and local-area networks, including satellite-based networks, network security, Internet, Intranet, and messaging.

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

Year 2000 Issue
---------------

For information describing the Company's estimate of the effects of the Year 2000 Issue on its businesses, refer to page 26 of this 10-K Report for information within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and headed "Year 2000 Readiness Disclosure".

Acquisitions
------------

Information on acquisitions made by the Registrant or its subsidiaries appears under the heading "Acquisitions" on page 37 of this 10-K Report.

GENERAL
-------

Research & Development
----------------------

Research to support the engineering and development efforts of Registrant's activities is conducted at Schlumberger Austin Product Center, Austin, Texas; Schlumberger Doll Research, Ridgefield, Connecticut; Schlumberger Cambridge Research, Cambridge, England, and at Montrouge, France.

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

Customers and Backlog of Orders
-------------------------------

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog since it is primarily service rather than product related. Resource Management Services and Test & Transactions had respective backlogs of orders, believed to be firm, of $417 million and $314 million at December 31, 1999, and $520 million and $254 million at December 31, 1998. There is no assurance that any of the current backlog will actually result in sales.

Government Contracts
--------------------

No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts by the US Government.

Employees
---------

As of December 31, 1999, Registrant had approximately 55,000 employees.

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

Financial Information
---------------------

Financial information by segment for the years ended December 31, 1999, 1998 and 1997 is given on pages 44 and 45 of this 10-K report, within the "Notes to Consolidated Financial Statements".

Item 2    Properties
------    ----------

Registrant owns or leases manufacturing facilities, administrative offices, service centers, research centers, sales offices and warehouses in North America, Latin America, Europe, Africa, Australia, New Zealand, and Asia. Some facilities are owned in fee and some are held through long-term leases. No significant lease is scheduled to terminate in the near future, and Registrant believes comparable space is readily obtainable should any lease expire without renewal. Registrant believes all of its properties are generally well maintained and adequate for the intended use.

The principal manufacturing facilities related to Oilfield Services are owned in fee or leased. Outside of the United States, they are located at Stonehouse, England; Clamart, France; Fuchinobe, Japan; Belfast, Northern Ireland; Horten and Bergen, Norway; Inverurie, Scotland; and in Singapore.

Within the United States, the principal manufacturing facilities of the Oilfield Services are located in Lawrence, Kansas; Bartlesville, Oklahoma; Austin, Houston, La Marque, Rosharon, and Sugar Land, Texas.

Outside of the United States, the principal owned or leased facilities related to Resource Management Services are located at Buenos Aires, Argentina; Adelaide, Australia; Schwechat, Austria; Brussels, Belgium; Americana and Campinas, Brazil; Trois Rivieres, Quebec, Canada; Santiago, Chile; Chongqing, China; Bogota, Colombia; Bagnolet, Chasseneuil, Colombes, Hagenau, Macon, Massy, and Reims, France; Ettlingen, Hameln, Karlsruhe, and Oldenburg, Germany; Dordrecht, Holland; Godollo, Hungary; Asti, Frosinone, and Naples, Italy; Mexico City, Mexico; Lima, Peru; Famalicao, Portugal; Atlantis, South Africa; Montornes, Spain; Taipei County, Taiwan; Kiev, Ukraine; Great Harwood, Port Glasgow, Stretford, and Warrington in the United Kingdom, Montevideo, Uruguay; and Caracas, Venezuela.

Within the United States, Resource Management Services facilities are located in Tallassee, Alabama; Norcross, Georgia; Weponset, Illinois; Owenton, Kentucky, and Oconee, South Carolina.

Outside of the United States, the principal owned or leased facilities of Test & Transactions are located in Buenos Aires, Argentina; Sydney, Australia; Curitiba and Sao Paulo, Brazil; Santiago, Chile; Changsha, Hong Kong and Shenyang, China; Bogota, Colombia; Besancon, Orleans, Pont Audemer, and Chambray-les-Tours, France; Frankfurt, Germany; Fuchinobe, Japan; Mexico City, Mexico; Lima, Peru; Barcelona, Spain; Hsinchu, Taiwan; Felixstowe, Ferndown and Reading in the United Kingdom; Montevideo, Uruguay; and Caracas, Venezuela.

Within the United States, facilities of Test & Transactions are located in Mobile, Alabama; San Jose and Simi Valley, California; Owings Mill, Maryland; Concord, Massachusetts; Moorestown, New Jersey; and Columbus, Ohio.

The following locations serve both Resource Management Services and Test &
Transactions: Montrouge, France; Milan, Italy; New Delhi, India; Jakarta, Indonesia; Kuala Lumpur, Malaysia; St. Petersburg, Russia, and Felixstowe in the United Kingdom.

Test & Transactions' principal facilities (all leased) located outside of the US are located in London, England; Caracas, Venezuela; Montrouge, France; Jakarta, Indonesia; and Dubai, United Arab Emirates. Within the United States, its principal facilities are located in Houston, Texas.

See also "Research & Development", on page 3 for a description of research facilities.

Item 3    Legal Proceedings
------    -----------------

On July 27, 1999, the US Department of Justice filed petitions against the Company and Smith International, Inc., with the United States District Court in Washington, DC, alleging civil and criminal contempt in connection with the completion of the MI drilling fluids joint venture transaction between the Company and Smith. The petitions alleged that the transaction violated a 1994 consent decree entered in U.S. v. Baroid Corporation (the "Baroid decree"). On December 9, 1999, the Company, Smith and the Department of Justice agreed to settle the civil contempt claim. The Court subsequently found Smith and the Company in criminal contempt and fined each $750,000. The December 22, 1999 order approving the civil settlement agreement provides for the modification of the Baroid decree, with the consent of the Department of Justice, to remove the reference to "Schlumberger Ltd." from the Baroid decree, and for disgorgement of the net income of the joint venture from the time of its creation through the date of the settlement agreement. The Company's share of the amount payable in connection with the settlement is $6.34 million. On March 13, 2000, following expiration of a public comment period regarding the proposed modification, the Court signed the order modifying the Baroid decree.

Other information with respect to Item 3 is set forth under the heading "Contingencies" (page 43 of this 10-K Report) within the "Notes to Consolidated Financial Statements" as part of Item 8, "Financial Statements and Supplementary Data".

Item 4    Submission of matters to a vote of security holders
------    ---------------------------------------------------

A Special General Meeting of security holders was held on December 10, 1999. The information on this meeting and the voting results were reported on Form 8-K, dated December 30, 1999 filed with the Securities and Exchange Commission.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Registrant, their ages as of March 1, 2000, and their five-year business histories are as follows:

Name                           Age     Present Position and Five-Year Business Experience
-----------------------------------------------------------------------------------------------------------------
D. Euan Baird                  62      Chairman, President and Chief Executive Officer
                                           since prior to 1992.

Victor E. Grijalva             61      Vice Chairman since April 1998;
                                       Executive Vice President - Oilfield Services,
                                           1994 to April 1998;
                                       Executive Vice President for Wireline, Testing & Anadrill,
                                           1992 to 1994.

Name                           Age     Present Position and Five-Year Business Experience
-----------------------------------------------------------------------------------------------------------------
Jack Liu                       50      Executive Vice President, Chief Financial Officer and
                                           Chief Accounting Officer, since January 1999;
                                       Controller, July 1998 to December 31,1998;
                                       President - Measurement & Systems Asia,
                                           October 1993 to June 1998.

Andrew Gould                   53      Executive Vice President - Oilfield Services,
                                           since January 1999;
                                       Executive Vice President - OFS Products,
                                           February 1998 to January 1999;
                                       President - Wireline & Testing,
                                           October 1993 to February 1998;
                                       President - Sedco Forex, September 1993 and prior.

Clermont A. Matton             58      Executive Vice President - Resource Management Services,
                                           since June 1997;
                                       Executive Vice President - Measurement & Systems,
                                           1993 to June 1997;
                                       Executive Vice President - Technologies, 1992 and prior.

Irwin Pfister                  54      Executive Vice President - Test & Transactions,
                                           since June 1997;
                                       General Manager - Automated Test Equipment,
                                           June 1997 and prior.

Jean-Paul Bize                 57      Vice President - Business Development, since June 1997;
                                       President and General Manager - Electronic Transactions,
                                           November 1994 to June 1997;
                                       President and General Manager - Electricity Management,
                                           November 1994 and prior.

Pierre E. Bismuth              55      Vice President - Personnel, since 1994;
                                       Personnel Director - Oilfield Services,
                                           October 1993 to January 1994;
                                       Personnel Director - Wireline, Testing & Anadrill,
                                           1993 and prior.

Jean Chevallier                52      Vice President - Information Technology,
                                           since February 1999;
                                       President - Omnes, August 1994 to February 1999;
                                       Vice President - Schlumberger Communications, February
                                           1994 to August 1994;
                                       Vice President - Research and Engineering, and
                                       General Manager - Sedco Forex Drilling Services,
                                           1983 to February 1994.

Mark Danton                    43      Vice President - Director of Taxes, since January 1, 1999;
                                       Deputy Director of Taxes, January 1995 to January 1999;
                                       Tax Manager - Atlantic Asia Oilfield Services,
                                           June 1991 to January 1995.

J-D. Percevault                54      Vice President - European Affairs, since May 1994;
                                       President - Geco-Prakla, May 1994 and prior.

Name                           Age     Present Position and Five-Year Business Experience
-----------------------------------------------------------------------------------------------------------------
Rex Ross                       56      Vice President - Communications, since October 1999;
                                       President - Omnes, January to September 1999;
                                       President - Oilfield Services North America, 1998;
                                       President - GeoQuest, 1995 through 1997.

James L. Gunderson             44      Secretary and General Counsel, since January 1999;
                                       Deputy General Counsel, October 1994 to January 1999.

Jean-Marc Perraud              52      Treasurer since January 1, 1999;
                                       Vice President - Director of Taxes,
                                           1993 through December 1998;
                                       Group Controller - Schlumberger Industries, 1991 to 1993.

PART II
-------

Item 5    Market for the Registrant's Common Stock and Related Stockholder
          ----------------------------------------------------------------
          Matters
          -------

As of December 31, 1999, there were 565,931,130 shares of the Common Stock of the Registrant outstanding, exclusive of 101,123,676 shares held in Treasury, and held by approximately 25,000 stockholders of record. The principal United States market for Registrant's Common Stock is the New York Stock Exchange.

Registrant's Common Stock is also traded on the Amsterdam, London, Paris, and Swiss stock exchanges.

Common Stock Market Prices and Dividends Declared per Share
-----------------------------------------------------------

The information with respect to this portion of Item 5 is set forth under the heading "Common Stock, Market Prices and Dividends Declared per Share" on page 25 of this 10-K Report.

Item 6    Selected Financial Data
------    -----------------------

FIVE-YEAR SUMMARY [Restated for comparative purposes*]

                                                              (Stated in millions except per share amounts)
Year Ended December 31,                              1999           1998          1997            1996           1995
                                                     ----           ----          ----            ----           ----
SUMMARY OF OPERATIONS
Operating revenue:
    Oilfield Services                             $    5,869     $    7,796     $    7,654     $    6,196     $     5050
    Resource Management Services                       1,375          1,465          1,569          1,765           1771
    Test & Transactions                                1,183          1,226          1,066            741            684
    Eliminations and other1                              (32)           238            363            336            325
                                                  ----------     ----------     ----------     ----------     ----------
Total operating revenue                           $    8,395     $   10,725     $   10,652     $    9,038     $    7,830
                                                  ==========     ==========     ==========     ==========     ==========

% (decrease) increase
     over prior year                                     (22)%            1%            18%            15%            13%
                                                  ----------     ----------     ----------     ----------     ----------

Operating income:
    Oilfield Services                             $      576    $     1,306    $     1,419    $       939     $      666
    Resource Management Services                          15             50             71            111            121
    Test & Transactions                                   27             73            103             35             48
    Eliminations and other                               (72)          (140)          (141)          (122)           (88)
                                                  ----------     ----------     ----------     ----------     ----------
Total operating income                            $      546     $    1,289     $    1,452     $      963     $      747
                                                  ==========     ==========     ==========     ==========     ==========

% (decrease) increase
     over prior year                                     (58)%          (11)%           51%            29%            24%
                                                  ----------     ----------     ----------     ----------     ----------

Interest expense                                         184            127             70             66             88
                                                  ----------     ----------     ----------     ----------     ----------

Charges2                                                 120            432              -            380              -
                                                  ----------     ----------     ----------     ----------     ----------

Taxes on income3                                         141            276            388           (156)           137
                                                  ----------     ----------     ----------     ----------     ----------

Income, continuing operations                     $      329     $      618     $    1,087     $      744     $      616
                                                  ----------     ----------     ----------     ----------     ----------

% (decrease) increase
     over prior year                                     (47)%          (43)%           46%            21%            16%
                                                  ----------     ----------     ----------     ----------     ----------

Income, discontinued operations                   $       37     $      396     $      297     $      175     $       76
                                                  ----------     ----------     ----------     ----------     ----------

Net income                                        $      367     $    1,014     $    1,385     $      919     $      692
                                                  ==========     ==========     ==========     ==========     ==========

% (decrease) increase
     over prior year                                     (64)%          (27)%           51%            33%            20%

Basic earning per share
    Continuing operations                         $     0.60     $     1.14     $     2.02     $     1.39     $     1.17
    Discontinued operations                             0.07           0.72           0.55           0.33           0.14
                                                  ----------     ----------     ----------     ----------     ----------
    Net income                                    $     0.67     $     1.86     $     2.57     $     1.72     $     1.31
                                                  ==========     ==========     ==========     ==========     ==========

Diluted earning per share
    Continuing operations                         $     0.58     $     1.10     $     1.94     $     1.37     $     1.16
    Discontinued operations                             0.07           0.71           0.53           0.32           0.14
                                                  ----------     ----------     ----------     ----------     ----------
    Net income                                    $     0.65     $     1.81     $     2.47     $     1.69     $     1.30
                                                  ==========     ==========     ==========     ==========     ==========

Cash dividends declared per share                 $     0.75     $     0.75     $     0.75     $     0.75     $   0.7125
                                                  ==========     ==========     ==========     ==========     ==========

                                                                   (Dollar amounts stated in millions)
Year Ended December 31,                             1999        1998       1997        1996       1995
                                                    ----        ----       ----        ----       ----
SUMMARY OF FINANCIAL DATA
Income as % of operating revenue,
    continuing operations /4/                            5%         9%        10%          8%         8%
                                                  ----------  ---------  ---------   ---------  ---------

Return on average stockholders'
    equity, continuing operations /4/                    6%        13%        16%         13%        12%
                                                  ----------  ---------  ---------   ---------  ---------

Fixed asset additions                             $      792 $    1,463 $    1,404 $     1,069 $      908
                                                  ----------  ---------  ---------   ---------  ---------

Depreciation expense                              $      929 $      935 $      848 $       764 $      697
                                                  ----------  ---------  ---------   ---------  ---------

Avg. number of shares outstanding:
    Basic                                                549        544        539         534        529
                                                  ----------  ---------  ---------   ---------  ---------

    Assuming dilution                                    564        562        560         546        532
                                                  ----------  ---------  ---------   ---------  ---------

AT DECEMBER 31,
Liquidity /5/                                     $    1,231 $      731 $      527 $       171 $       91
                                                  ----------  ---------  ---------   ---------  ---------

Working capital                                   $    5,131 $    4,887 $    2,690 $     1,767 $    1,456
                                                  ----------  ---------  ---------   ---------  ---------

Total assets                                      $   15,081 $   16,078 $   13,186 $    11,272 $    9,770
                                                  ----------  ---------  ---------   ---------  ---------

Long-term debt                                    $    3,183 $    3,285 $    1,179 $       731 $      731
                                                  ----------  ---------  ---------   ---------  ---------

Stockholders' equity                              $    7,721 $    8,119 $    7,381 $     6,221 $    5,501
                                                  ----------  ---------  ---------   ---------  ---------

Number of employees
    continuing operations                             55,000     59,000     64,000      57,000     52,000
                                                  ----------  ---------  ---------   ---------  ---------

*  Restated to reflect the treatment of Sedco Forex as a Discontinued Operation.

/1/ Includes the Retail Petroleum Systems business sold on October 1, 1998.
/2/ See "1999 and 1998 Charges - Continuing Operation" on page 35 of this 10-K report
/3/ In 1999, the normal recurring provision for income taxes, before the tax benefit on the charge and the tax expense on the gain on the sale of RPS financial instruments, was $133 million. In 1998, the normal recurring provision for income taxes, before the tax benefit on the third quarter charge, was $340 million. In 1996, the normal recurring provision for income taxes, before recognition of the US tax loss carryforward benefit and the tax effect of the unusual items, was $226 million.
/4/ In 1999 and 1998, excluding the charges.
/5/ Liquidity is defined as cash plus short-term and long-term investments less debt.

Item 7   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Schlumberger operates three businesses: Oilfield Services, Resource Management Services and Test & Transactions.

                                                                                                         (Stated in millions)
                             OILFIELD SERVICES               RESOURCE MANAGEMENT SERVICES            TEST & TRANSACTIONS/2/
                         1999      1998/3/   % Change        1999      1998      % Change        1999      1998      % Change
                      ----------------------------------  ----------------------------------  ----------------------------------
Operating Revenue       $5,869     $7,796      (25)%        $1,375    $1,465        (6)%        $1,183    $1,226        (4)%

Pretax Operating
 Income/1/              $  576     $1,306      (56)%        $   15    $   50       (71)%        $   27    $   73       (63)%

/1/ Pretax operating income represents income before taxes, excluding interest income and interest expense, and the 1999 and 1998 charges.
/2/ Test & Transactions results include Omnes, formerly a joint venture which was 100% acquired during the third quarter of 1999, and exclude the Retail Petroleum Systems (RPS) business sold on October 1, 1998.
/3/ Restated for comparative purposes.


Oilfield Services
-----------------

On December 30, Schlumberger completed the spin-off to its stockholders of its offshore contract drilling business, Sedco Forex. Following the spin-off, on December 31, Sedco Forex merged with Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The transaction created the world's largest offshore drilling company and the third largest oilfield services company by market capitalization. Upon completion of the merger, Schlumberger stockholders owned approximately 52% of the shares of Transocean Sedco Forex, and Transocean Offshore shareholders owned the remaining 48%. Schlumberger retained no ownership in the combined company. Sedco Forex is treated as a discontinued operation for all periods, and all Oilfield Services results have been restated to exclude Sedco Forex.

1999 Results

After continued slow activity across all regions in the first half of the year, Oilfield Services activity in North America started to improve in the third quarter as oil and gas companies continued to gradually increase their spending. The seismic services industry experienced a severe downturn throughout 1999. This negative impact was felt across all regions within Schlumberger, most notably in North America, Europe and Asia, and resulted in a significant decrease in seismic revenue.

Oilfield Services revenue declined 25% compared with 1998, in line with the estimated 23% reduction in exploration and production (E&P) expenditures, and consistent with the 22% fall in the average rig count.

North America
North American revenue fell 28%, with a 22% decline in the average rig count. The slowdown was particularly dramatic in the first half of the year, with the average rig count down 40%. All product groups ended the year with lower revenue than in 1998. Pretax operating income dropped 60%.

Increased activity during the fourth quarter was mainly focused on gas development projects, primarily in the lower 48 states and Canada.

Latin America
Latin American revenue fell 24%, in line with the 23% decrease in the average rig count. The reduced activity resulted from a slowdown in all product groups with the exception of drilling services, which saw a 41% increase due to the commencement of MPSV* multipurpose service vessel operations on Lake Maracaibo in Venezuela. Pretax operating income was down 83%, mainly due to lower prices and reduced activity across the region.

Europe/CIS/West Africa
Revenue declined 29% in the Europe/CIS/West Africa region, in line with the decline in the average rig count. Revenue from all product groups and geographical areas fell, with the exception of the CIS, where growth in pressure pumping activity fueled a notable increase in revenue over 1998. Pretax operating income for the region decreased 63%.

Other Eastern Hemisphere
Revenue in Other Eastern Hemisphere declined 24%, led by significantly lower activity in the Eastern Mediterranean and the Australia GeoMarket areas. Compared with 1998, the average rig count fell 16% in the Middle East and 20% in Asia. Revenue from all services fell, with the exception of Reservoir Management as the MPSV Bima continued to provide value-added services to customers in Indonesia. Pretax operating income fell 47%.

Camco
Camco revenue fell 16%, with declines in all business lines except contract gas compression. Pretax operating income declined 37%. The new Schlumberger Reservoir Completions Center (SRC) was officially launched in October and showcased the successful integration of Camco into Schlumberger. The event was attended by more than 700 customers, investors and financial analysts. More than 400 Schlumberger specialists work at this facility to develop advanced intelligent completions applications. This technology is at the heart of many solutions Schlumberger provides to its customers to meet the growing challenge of optimizing oil and gas recovery from new as well as existing reservoirs in a cost-effective manner.

Highlights

Addressing reservoir optimization through leading-edge technology

Demonstrating success with record-setting directional drilling technology applications has long been a hallmark of Schlumberger service. During 1999 at Wytch Farm, UK, Schlumberger continued to play a major role as contractor for directional drilling, measurements-while-drilling (MWD) and logging-while-drilling (LWD) services on this extended-reach drilling project. During the year, the world's longest well extension, was drilled. At 6.7 mi (10.8 km) long and drilled in 8-1/2-in hole, the well extension exceeded by 469 ft (143 m) the prior record of 6.6 mi (10.6 km) set by Schlumberger in Argentina earlier in the year. Drilling and casing the well at Wytch Farm took 123 days, and the well also set a new industry depth record of 37,001 ft (11,278 m). Other high-end technologies helped guide the drilling process by providing real-time information at the bit, including the CDR* Compensated Dual Resistivity tool with annulus pressure measurements, the ADN* Azimuthal Density Neutron tool and the PowerPulse* MWD telemetry system. In addition, Schlumberger set yet another record for the deepest MWD triple-combo run, breaking the old record, also held by Schlumberger, by 332 ft (101 m).

Using advanced reservoir monitoring and control technology, Schlumberger also found a way to tap reserves from the eastern extremities of the Wytch Farm reservoir in order to access two pockets of bypassed oil that otherwise would not have been economically recoverable. Schlumberger drilled an innovative dual-lateral well and installed flow-control devices in each wellbore to permit each to produce oil independently and to prolong the life of the new well. These devices allow the customer to manage the production of each lateral well from the surface without costly interventions. In addition to saving considerable future operational costs, production gains from the well are estimated at more than one million barrels over the life of the reservoir.This technology received the BPAmoco 1999 Technology Award for Outstanding Performance.

In a North Sea well offshore Norway, Schlumberger installed surface-controlled downhole valves to regulate the amounts of oil, gas and water entering the well, and used an innovative intelligent gas lift solution to assist in optimizing production from the well. Further installations will continue over the next three to four years, and it is estimated that over the 20-year life of the field, this technology will improve overall production by 5%, equal to 60 million barrels.

An alliance between Schlumberger and MoBPTeCh -- a cooperative E&P technology program sponsored by Mobil, BP Amoco, Texaco and Chevron -- was established to build a commercial drilling simulator prototype for the oil and gas industry. The prototype's PC-based software applications work in conjunction with earth science interpretation and visualization tools to model the drilling process, from well planning through real-time optimization, to post-well analysis. This innovative approach will create a comprehensive new framework within which previously stand-alone components can work together seamlessly. As a result, oil and gas companies will be able to develop reservoirs using the most cost-efficient drilling program.

Many new technologies developed by Schlumberger were successfully introduced during the year. Working with a drilling company in Venezuela, Schlumberger established a new standard for drill bit performance, dramatically reducing the customer's costs while extending a well. The operation was conducted using a single Reed-Hycalog 8-3/8-in 345GMT DuraDiamond* bit, instead of several conventional bits, thereby avoiding unproductive rig time. Following its successful field tests in many locations around the world, the HRLA* High-Resolution Laterolog Array tool also successfully completed field testing in the Middle East. The tool's improved true resistivity measurement provides more accurate information about reservoir fluids and their movement. In field tests during the fourth quarter, the new SlimPulse* third-generation slim hole retrievable MWD system achieved outstanding results. The SlimPulse application was designed to operate in wellbore diameters as small as 2-3/8 in, with the capability for extended longevity in high-temperature and high-shock environments.

Following a highly successful field test, the first-ever commercial order for the RapidConnect* multilateral system was received for an application in West Africa. The system will be used to provide a high-strength junction through which a second offshoot well will be drilled and completed, enabling more economic access to additional reserves. Designed to reduce completion and production costs, RapidConnect technology can be used in both new and existing wells. Coupled with other Schlumberger multilateral technologies, this advanced application creates field development and redevelopment opportunities throughout West Africa and in other hydrocarbon basins around the world.

ClearFRAC* fracturing fluid sales continued to grow as an increasing number of customers experienced the benefits of this unique system. In its latest successful application, ClearFRAC fluid was used by Eni Agip to rehabilitate sand control completions in the Giovanna gas fields in Italy. The use of ClearFRAC fluid more than doubled the rate of production and yielded significant productivity increases on a number of the wells. Ultimately, total platform production tripled following the ClearFRAC treatments.

Maximizing value through equipment integration and optimization

In its drive to make production operations more efficient, Schlumberger launched three new MPSVs (Prisa 110, 111 and 112) on Lake Maracaibo, Venezuela. The launch of these advanced multipurpose vessels followed the introduction of the MPSV Bima offshore Indonesia in the fourth quarter of 1998. Schlumberger MPSV technology provides a complete well intervention package and ensures rapid, efficient operations through reduced logistic requirements, costs and weather-related downtime.

In March, Schlumberger launched the industry's most advanced seismic vessel, Geco Eagle. Its innovative aft deck design and state-of-the-art data acquisition equipment address the industry's need for more accurately and efficiently acquired surveys. Expanded capacity allows this single vessel to tow up to 20 streamers in combination, with spreads as wide as 1500 m [4921 ft]. Geco Eagle broke several world records during its first acquisition contract in Brazil: The vessel took fewer than seven days between deploying the first streamer section and recording the first commercial 10-streamer production; once in full service, Geco Eagle was the first vessel to deploy 60 km (37.3 mi) of streamers; and, Geco Eagle also recorded the world's biggest single-vessel tow, ten 6000-m (3.73-mi) streamers, as well as the largest footprint.

In December, Schlumberger launched the DeepSTIM* vessel, the first in a new class of stimulation vessels designed to operate in the Gulf of Mexico and other deepwater environments. The DeepSTIM vessel is equipped with the latest technology for data acquisition and transmission, process control and environmental waste containment. Its large size provides greater stability in severe weather, and its higher capacity allows the vessel to remain at sea for extended periods, thereby greatly reducing customer costs.

Portfolio management creates new growth opportunities

Further demonstrating the Schlumberger focus on reservoir optimization, Schlumberger acquired Calgary-based Merak, a market leader in petroleum software solutions for economic evaluation, decision and risk analysis, field optimization and data visualization. In addition, during the second quarter, Schlumberger acquired substantially all of the assets of Calgary-based Panther Software Corporation, a provider of hardware and software products and services for managing, indexing, loading and cataloging large volumes of seismic data throughout the seismic data life cycle.

The rapidly increasing use of information technology and the Internet within the upstream oil and gas industry offers a significant opportunity for Schlumberger to launch a major external e-business initiative. Schlumberger experience in network solutions coupled with our reputation for integrity in data handling uniquely positions us to exploit the market through two distinct value-added solutions. On January 31, 2000, Schlumberger launched www.IndigoPool.com. This new web-based workspace delivers a unique global gateway for customers to market oil and gas properties and data. It will be rapidly expanded to offer global information management services for the E&P industry.

On July 14, Schlumberger and Smith International announced the combination of their drilling fluids operations under a joint venture agreement, creating the world's largest drilling and completions fluids business. Smith contributed its M-I operations, including M-I SWACO, and Schlumberger contributed its non-US drilling fluids business. In addition, Schlumberger paid a cash consideration of $325 million to Smith. Smith and Schlumberger own a 60% and 40% interest, respectively, in the combined operations, which will continue to operate under the name M-I. The equity income for 1999 is not material.

In the fourth quarter, Schlumberger completed the purchase of Calgary-based Secure Oil Tools. Secure Oil Tools offers advanced products in the areas of enhanced production technology (primarily plunger lift), multilateral production systems (MLPS), sand filters (MeshRite) and production and thermal tools. This acquisition provides Schlumberger with additional technology in the rapidly expanding market for multilateral and other advanced completion systems designed to improve reservoir recovery.

GeoQuest won a key contract for the United Kingdom Department of Trade and Industry and the UK Offshore Operators' Association to facilitate the trading of UK oil and gas licenses via the World Wide Web. The GeoQuest-developed web site, License Information for Trading (LIFT, www.uklift.co.uk), went live on November 1, and within ninety days carried 93 properties worth over $370 million. Customers include Amerada Hess, BP Amoco Exploration, Burlington Resources (UK), Chevron UK, Elf Exploration UK, Enterprise Oil, Kerr-Mcgee (UK), OMV (UK), PanCanadian Petroleum (UK), Shell UK, Texaco, Veba Oil and Gas UK, and Wintershall (UK).

1998 Results
After continued strong growth in the first half of the year Oilfield Services activity slowed in the third quarter and reversed direction in the fourth quarter as oil companies reduced spending or cancelled projects.

Oilfield Services revenue grew 2%, despite a decline in the average rig count of 13%. The growth resulted from continued deployment of new technologies and the impact of the new geographic organization, which focused on providing customized solutions for customers. The acquisition of Camco, completed on August 31, strengthened our portfolio with leading technology and expertise in smart completions, production services and drilling products.

North America
North American revenue was 6% below 1997, despite a 17% decline in average rig count. The slowdown was particularly significant in the second half of the year, with the average rig count down by 38% in the fourth quarter compared with the same period last year. Wireline, testing and directional drilling services ended the year with lower revenue than in 1997. Pretax operating income dropped 32%.

Latin America
A revenue gain of 9% in Latin America resulted from strong data services, wireline services and testing services, despite the 12% fall in the average rig count. Revenue from Mexico increased by 25% compared with 1997, with a large contribution from the Burgos gas fields. Pretax operating income was 20% lower, mainly due to the reduction of activity in Venezuela.

Europe/CIS/West Africa
Revenue was up 2% in the Europe/CIS/West Africa region due to increased directional drilling and data management services, despite an 11% fall in the average rig count (excluding CIS rigs). Revenue from the CIS increased significantly due to the start-up of new projects in Kazakhstan and Azerbaijan, and revenue from West Africa showed firm growth, supported by strong land drilling activity. Pretax operating income fell 10%.

Other Eastern Hemisphere
Revenue grew by 5% compared with 1997, while the average rig count increased 1%. Pretax operating income increased 6%. Asia revenue was 7% above 1997, mainly due to East Asia and Indonesia and with strong increases in all service lines except seismic services, which was flat with 1997. Revenue in the Middle East was up 3%, with the overall growth slowing in the second half of the year, notably from seismic services.

Camco
Camco revenue in 1998 was 3% higher than the prior year, despite an overall decline in drilling and completion activity. Pretax operating income grew 16%. Strong sales growth was recorded for Reda electrical submersible pumps and Production Operators gas compression systems. Production Operators commenced operations on the El Furrial project, a 20-year service operating contract in Venezuela. In spite of the declining rig market, Hycalog, the market leader in polycrystalline diamond compact (PDC) bits, showed a slight increase in revenue due primarily to expansion in the Middle East and Africa. Sales were also up in Latin America despite lower drilling activity levels. Revenue from completion products and services was down as completion activity declined, particularly in the second half of the year.

Highlights
Throughout 1998 Schlumberger demonstrated continuing leadership in oilfield services technology deployment through advances focused on productivity maximization and reservoir optimization. In addition, Schlumberger expanded its range of integrated services offerings to include project engineering and project management for well construction, coiled tubing drilling service, MPSV units, IRO* Integrated Reservoir Optimization service and engineering and construction alliances. During the year, Schlumberger commenced work on more than 40 major integrated project contracts.

Launched in five major locations in Asia, Europe and North America, the MAXPRO* initiative builds on the new organization and latest technology and offers solutions spanning an entire range of production services, including perforating, cement evaluation, reservoir monitoring, completion services, corrosion monitoring, well repair, production monitoring and diagnosis.

Schlumberger launched the breakthrough PS Platform* production logging tool as one in a series of MAXPRO applications. The PS Platform service provides monitoring and diagnosis of fluid flow in producing wells and enables oil and gas companies to benefit from more accurate measurements and greatly enhanced operational efficiency through real-time answers, faster operating speed and smaller, lighter and more rugged tools. PS Platform technology is one of the vehicles for future developments critical to optimal management of the reservoir.

The first horizontal well in the Gulf of Mexico drilled with coiled tubing was achieved by an integrated services team implementing an array of new Schlumberger technologies, including the VIPER* coiled tubing drilling system, STARDRILL* fluids and SlimAccess* logging tools.

A new seismic coverage record was set by Geco Orion, equipped with the new proprietary MK2 Monowing* multistreamer towing technology, towing 6 streamers, each 8 km long in a 1-km spread [5 mi by 0.625 mi]. Geco Orion also successfully used the MK2 Monowing technology to achieve a spread of 1400 m [4592 ft], the widest ever towed by a single vessel unassisted by tugboats. In addition, Schlumberger seismic services achieved the first three-dimensional, time-lapse (called 4D seismic) volume map designed to show reservoir changes over time in an offshore oil field in the North Sea.

Schlumberger further advanced the use of high-performance 3D data visualization in the oil and gas industry through the introduction of GeoViz* software and the Alternate Realities Corporation's VisionDome++ system. This combination provides geoscientists and engineers with the first fully immersive, portable, virtual-reality environment for constructing 3D models of subsurface reservoirs, selecting drilling targets and designing well trajectories to maximize oil and gas recovery.

Throughout the year, advanced technologies to improve well construction and reservoir performance were introduced. The DeepCRETE* cementing system, designed to address the challenges associated with well construction in deep water, helped customers improve performance and reduce overall costs. The new STARDRILL drill-in fluid, used while drilling through the reservoir, improved hydrocarbon production rates by limiting damage to the reservoir from the drilling process. The revolutionary SCALE BLASTER* application was tested and proved successful at removing scale on downhole piping. In oil and gas wells, the buildup of inorganic scale can restrict, and even prevent, the flow of hydrocarbons to the surface. SCALE BLASTER technology, deployed on coiled tubing, has provided clients with a highly effective and valuable way of improving production without a rig intervention. The continuing worldwide introduction of the VISION475* MWD/LWD system for small-diameter wells was highly successful. This application gives clients improved confidence in evaluating the growing number of horizontal and highly deviated wells and reentry wells. The use of key acoustic velocity information during drilling significantly increased following the introduction of the slimmer 6.75-in ISONIC* LWD tool.

In an effort to improve the measurement of multiphase production, Schlumberger and FRAMO Engineering A.S. of Norway signed a joint venture agreement to provide surface and subsea flow meters to measure oil, gas and water flow in producing wells. A joint technology center called 3-Phase Measurement A.S., located in Bergen, Norway, designs and manufactures products and provides marketing and technical support.

1997 Results
Oilfield Services pretax operating income grew 52% over 1996, with strong contributions from all activities. Operating revenue increased 24% to $7.65 billion. Worldwide oil demand increased by a strong 2.7%. Oil companies worldwide increased their exploration and production expenditures by 18% over 1996 levels to meet the increase in demand. The average rig count rose 15%.

North American revenue and pretax operating income grew 32% and 80%, respectively, compared with 1996. All services posted exceptional gains. The average rig count rose 26%. Latin America experienced a revenue increase of 34%, while pretax operating income grew 14%. All businesses posted gains, while the average rig count declined 2%. Revenue and pretax operating income were 13% and 25% higher in the Europe/CIS/West Africa region than in 1996, largely due to higher activity levels in reservoir evaluation wireline and reservoir development services. All other businesses posted gains, except seismic services. The average rig count fell 3%. Other Eastern Hemisphere revenue climbed 22% versus 1996, mainly due to increased directional drilling and wireline activity. All other businesses also posted gains, except for data management services. Pretax operating income was 53% higher than in 1996. The average rig count grew 9%. Camco revenue increased 20% compared with 1996, primarily due to increased market activity, improved pricing in selected markets and the year-over-year impact of acquisitions.

Highlights
In 1997, Oilfield Services introduced technologies for operating in harsher environments and reducing finding and development costs. In the fall of 1997, Schlumberger introduced the IRO service which combines new-generation reservoir characterization and flow simulation tools with a team approach to evaluate various field development and production strategies. Working closely with the client, an experienced multidisciplinary team selects and implements the optimal development plan. Reservoir monitoring and control processes are included to head off future production problems. The IRO concept offers numerous benefits because it is proactive and closely links development decisions with a thorough understanding of reservoir architecture, flow dynamics and response to various well interventions with the ultimate aim of achieving near real-time, interactive reservoir management.

Construction, operating and intervention costs in oil fields were reduced in 1997 through the proliferation and improved placement of highly deviated and horizontal wells, and multilaterals drilled from a common trunk. The introduction of new VISION475 technology was highly successful. The VISION475 application possesses unique logging sensors that allow operators to steer to the most productive zones in a formation. Worldwide deployment of this technology has significantly improved field development returns on investment for clients.

Resource Management Services
----------------------------

1999 Results

Throughout 1999, the uncertainty created by deregulation, privatization and globalization in the utility industry continued to delay investment by many utilities in new products and services. Still, in electricity and gas markets around the world there were encouraging signs of change. In the US and parts of Europe, where deregulation has advanced the furthest, major contract awards have demonstrated the increased interest in the Schlumberger solutions approach.

Resource Management Services (RMS) revenue declined 6% and orders fell 3% compared with 1998. The downturn resulted from continuing pressure on prices and the negative impact of currency movements. Adverse economic conditions in Brazil, which underwent a currency devaluation, and in the CIS, also contributed to the downturn. Pretax operating income dropped 71%, reflecting margin deterioration and charges during the year. Contributions came from North America and Asia, where market growth and higher shipments made a positive impact on business.

In North America, revenue increased 1%, while orders rose 7%, reflecting a strong new housing market in the US and Canada. Demand for electricity meters was high, including a contribution from the new Centron* static meter with built-in AMR (automatic meter reading) capabilities. An agreement signed with PECO Energy of Philadelphia in October included the installation of 750,000 of these new meters. Schlumberger will also provide asset management and metering data services to PECO for over more than two million metering points over a 15-year period. On February 1, 2000, Schlumberger agreed to acquire the assets of CellNet Data Systems, Inc. The acquisition will be handled through a Chapter 11 procedure and is subject to final approval by the bankruptcy court.

European revenue declined 7% and orders slipped 9% due to continued price pressure, lower demand for electricity products in the UK and ongoing unfavorable business conditions in the CIS. In Stockholm, a major thermal energy data management project, begun in the third quarter, progressed on schedule and highlighted the trend toward integrated metering data networks as well as our ability to provide large-scale, customized solutions. In France, Schlumberger won a contract to supply 20,000 Gallus* residential gas meters equipped with radio communication modules developed jointly by Schlumberger and Itron. In Belgium, a large utility confirmed an order for the first phase of a multiresource (electricity and gas) prepayment system using the TaleXus Vendor* system and PayGuard* smart card-based vending units for 24,000 residences.

In South America, revenue dropped 22% and orders decreased 19%. Business was affected by a significant fall-off in Brazil's domestic activity due to broad public spending cuts and the devaluation of the national currency.

Revenue in Asia increased 31% and orders jumped 66%, reflecting both a return of new investment in the region after the economic downturn last year and continued growth in exports. Shipments of water meters commenced from a new factory in South Australia, and there was a rise in shipments of residential electricity meters to Taiwan and commercial and industrial meters to Thailand.

1998 Results

RMS revenue fell 7% in 1998 compared with 1997. The decline resulted from lower demand for electricity and gas products as well as from difficult financial environments in developing countries. Product orders were flat for the year.

In Europe, revenue declines caused by industrial overcapacity and price competition were offset by higher electricity sales to EDP, the Portuguese national electric company. North American revenue was down 4%, reflecting market uncertainty caused by ongoing electricity deregulation in the US. However, revenue from Africa and the Middle East rose 29%, driven by stronger gas and water meter shipments to North Africa and Turkey.

Pretax operating income dropped 30%, reflecting margin deterioration due to lower sales in North and South America, France and Germany. Favorable contributions came from South and Central Europe and from savings as a result of the restructuring of RMS, which was initiated in 1996.

1997 Results

Revenue for RMS fell 11% compared with 1996, as poor business conditions severely impacted European electricity and gas metering activity. Orders fell 8%.

The revenue decline was highest in Italy and in the UK. South American revenue grew significantly on high demand for water meters and the newly introduced single-phase, electromechanical meter. North America experienced strong water and gas meter sales. Pretax operating income fell 36% due to deregulation and privatization of the world's utilities accompanied by restricted procurements.

Test & Transactions
-------------------

1999 Results

Revenue at Test & Transactions, including customer solutions activities and Omnes, declined 4% compared with 1998. Orders rose 16%. The year was characterized by volatility due to changing business environments in several Test & Transactions market segments. Smart Cards & Terminals, whose business continues to be derived in part from emerging economies, suffered from pricing pressures associated with highly competitive markets, such as mobile communications. Automated Test Equipment (ATE) was negatively impacted by market uncertainties associated with the Rambus memory device rollout as well as by a softening in the high-end logic test business, a market in which ATE maintains share leadership.

Smart Cards & Terminals revenue improved 3% versus 1998, while ATE revenue including SABER (Schlumberger Advanced Business Engineering Resources) services, decreased 27%. Orders for Smart Cards & Terminals and ATE both increased, 4% and 15%, respectively.

During 1999, new product introductions at both Smart Cards & Terminals and ATE contributed to Test & Transactions revenue. Fourteen new products were introduced at ATE. Smart Cards & Terminals successfully launched the Simera* Java***-programmable subscriber identity module (SIM) card, Cryptoflex* e-gate* cards and MagIC* 6000 terminals into the booming GSM, PC and retail markets. The rapid growth of the mobile communications market, which was accompanied by increasing demand for multi-application and open-platform cards, provided a strong impetus for the accelerated adoption of the Simera cards as well as the continued use of Cyberflex* Simera cards. However, despite a strong increase in orders for SIM cards over 1998, global price pressure significantly reduced the revenue generated. Card sales grew in both Asia and Europe, the two most prominent consumer markets for smart cards.

The Smart Cards & Terminals Municipalities solutions business experienced revenue growth for the second consecutive year. In 1999, solutions sales showed a significant increase over 1998, with key contributions from Parking and Mass Transit applications.

At ATE, Schlumberger entered the front-end (process equipment) semiconductor equipment business with the first shipments of the Odyssey 300* wafer defect detection system. Although the initiative to focus on Rambus dynamic random access memory (RDRAM) technology resulted in an early leadership position for Schlumberger, the slow pace of the emerging RDRAM market delayed orders.

1998 Results

Compared with 1997, revenue for Test & Transactions rose 15%. Smart Cards & Terminals, including the smart card-based solutions businesses, grew 31%, while ATE, including SABER services activities, was flat. Both businesses experienced volatile business cycles but outpaced their respective markets. In 1998, smart card volume increased more than 40% compared with the industry's growth rate of 32%. Despite an industry downturn, ATE increased market share for mixed-signal and logic test systems. In October, the Retail Petroleum Systems business was sold to Tokheim Corporation.

Test & Transactions benefited from its reorganization into three groups--Solutions, Products and Manufacturing. Products and Manufacturing provide product core expertise, while the regional Solutions groups deliver integrated solutions and services. Each group aligned its roles and responsibilities to enhance its customer orientation. The transition to the new organization moved quickly and yielded improved quality, customer focus and integrated systems offerings.

Throughout the year, Smart Cards & Terminals concentrated on growing its share of key smart card markets--mobile phones, finance and banking, municipalities (parking and mass transit) and health care-which presented significant opportunities for the smart card-based solutions and systems integration businesses. One successful system integration business was exemplified by the launch of the Cyberflex Mobile Solution. This integrated product and service offering included a Cyberflex Simera smart card, a software developer's kit with an easy-to-use SIMnario* graphical interface for rapid prototyping, the Aremis* SIM-based service management system and the Aremis marketing platform. Schlumberger also offered a wide range of consulting, engineering and turnkey project management services to facilitate the design of these systems.

Strong revenue growth came from the mobile phone SIM card market, from financial and banking cards and from the Municipalities Solutions business, which comprises smart card-based parking, pay phone and mass transit systems. The Stelio* parking system was successfully introduced and made a significant contribution to revenue.

At ATE, strong orders in the first half of the year were offset by the decline during the second half. Activity at ATE system services was up 15% year over year. To reflect the downturn in the semiconductor business, a cost reduction plan was implemented in ATE. Investments for critical new product developments, however, were maintained.

During the year, ATE introduced D-RDRAM, SDRAM and RDRAM memory test systems. The new RDX2200* series of RDRAM test systems was anticipated to establish a new market standard for test accuracy, throughput and cost. The RDX2200 series of test systems developed its accuracy and performance advantage from ATE test technology in high-end logic design and test methodology.

Also successfully introduced in 1998 was the IDS2000* probe system. This laser-based system, focused on the emerging flip chip market, provides the same diagnostic capabilities as high-end e-beam tools. Several IDS2000 systems were installed during the year.

In 1998, the SABER services group was formed and achieved profitability. The SABER business model, which derives from the Schlumberger service culture, is an innovative concept that provides consulting, turnkey engineering and operational services for the semiconductor industry.

1997 Results

Test & Transactions revenue grew 44% versus 1996. This higher growth resulted mainly from significantly greater ATE activity, increased demand for smart cards and terminals and previously announced acquisitions. Pretax operating income and orders grew 194% and 55%, respectively.

Smart Cards & Terminals revenue was 48% higher than in 1996, mainly due to smart card sales, including the Solaic activity acquired in December 1996. Increasing demand for both microprocessor and memory cards used in cellular mobile communications, banking and pay phone applications led Schlumberger to establish additional smart card production operations in Hong Kong and Mexico, which resulted in improved telecom equipment sales.

ATE revenue rose 37%, compared with 1996. ATE market share increased across all semiconductor test market segments. Orders increased, due largely to stronger demand for the ITS9000* family of products at Test Systems and sales of the P2X* semiconductor analysis system. In October, ATE acquired Interactive Video Systems, Inc., a metrology solutions provider for the front-end semiconductor fabrication equipment market.

Income - Continuing Operations
------------------------------
                         (Stated in millions except per share amounts)


                             Income from        Earnings per share
                             Continuing         ------------------
                             Operations         Basic      Diluted
                             ----------         -----      -------
1999/1/                      $    329           $0.60      $0.58
                             ========           =====      =====
1998/2/                      $    618           $1.14      $1.10
                             ========           =====      =====
1997                         $  1,087           $2.02      $1.94
                             ========           =====      =====

/1/ Includes an after-tax charge of $129 million ($0.23 per share-diluted). For details, see "1999 and 1998 Charges - Continuing Operations" on page 23.
/2/ Includes an after-tax charge of $368 million ($0.65 per share-diluted). For details, see "1999 and 1998 Charges - Continuing Operations " on page 23.

In 1999, Oilfield Services operating net income decreased $551 million, or 58%, to $402 million. All areas reported substantial declines as a result of the worldwide reduction in E&P expenditures due to reduced oil prices, which led to a 22% fall in average rig count. Resource Management Services operating net income of $6 million was down $26 million, or 82%. Test & Transactions operating net income decreased $25 million, or 46%, to $30 million, as stronger results from Smart Cards & Terminals activities were more than offset by declines at ATE, which was negatively impacted by Rambus-related market uncertainties and by a softening of the high-end logic test business for which it is a leading supplier.

In 1998, Oilfield Services operating net income of $954 million was down 11%, reflecting the 13% decrease in average rig count. The main decrease was in North America, which was impacted by strong pricing pressure and a slowdown in activity in the second half of the year. Resource Management Services operating net income decreased $15 million, or 32%, largely due to market weakness as a result of industry consolidation and privatization, compounded by the financial crisis in emerging countries. Test & Transactions operating net income of $55 million was down 25% as growth in the Smart Cards & Terminals activities was offset by a severe market decline for ATE, due to curtailment of capital expenditures by the semiconductor industry in the latter half of the year.

In 1997, Oilfield Services operating net income increased $336 million, or 45%, to $1.07 billion. The growth reflected the continued higher demand for oil and gas and the strong increase in exploration and production spending by oil companies. These underlying factors, combined with new technology and greater efficiencies, resulted in stronger pricing and higher market share. The Asian and North American markets were significant growth areas. Resource Management Services operating net income decreased $41 million, or 47%, due to the adverse exchange rate effects and to a decline in the European metering activities, which were impacted by increased competition and severe price erosion. Test & Transactions operating net income increased $38 million, or 109%, reflecting significantly increased demand for semiconductor test equipment and smart cards and systems, as well as higher activity in Asia.

Currency Risks

Refer to page 32, "Translation of Non-US Currencies" in the "Notes to Consolidated Financial Statements," for a description of the Schlumberger policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business's functional currency.

While changes in exchange rates do affect revenue, especially in the Resource Management Services and Test & Transactions segments, they also affect costs. Generally speaking, Schlumberger is currency neutral. For example, a 5% change in average exchange rates of OECD currencies would have had no material effect on consolidated revenue and net income.

Schlumberger businesses operate principally in US dollars, most European currencies and most South American currencies.

In general, when the US dollar weakens against other currencies, consolidated revenue increases, usually with no material effect on net income. This is principally because the fall-through incremental margin in the Resource Management Services and Test & Transactions segments offset the higher Oilfield Services non-US dollar denominated expenses.

Income Tax Expense

In 1996, with increasing profitability and a strong outlook in the US, Schlumberger recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million. Refer to page 42 in the "Notes to Consolidated Financial Statements" under "Income Tax Expense" for more information. In 1997, the remaining 50% of the US income tax benefit was recognized, which resulted in no significant reduction of income tax expense.

Research & Engineering

Expenditures were as follows:                      (Stated in millions)
                                                 1999       1998      1997
                                                ------     ------    ------
Oilfield Services                                $354       $371     $344
Resource Management Services                       57         57       61
Test & Transactions                               111        115       89
Other/1/                                            -         14       16
                                                -----      -----     -----
                                                 $522       $557      $510
                                                =====      =====     =====

/1/ Primarily comprises the Retail Petroleum Systems business sold on October 1, 1998.

Interest Expense

Interest expense increased $56 million in 1999, primarily due to a full year's effect of the significantly higher debt balances incurred in 1998 by the principal US subsidiary of Schlumberger and relating to the Camco acquisition. The increase in interest expense in 1998 of $62 million was mainly due to the financing of the Camco acquisition.

1999 and 1998 Charges - Continuing Operations

Schlumberger recorded the following after-tax charges for continuing operations in 1999 and 1998:

 .    In December 1999, $71 million primarily relating to the reduction of its marine seismic fleet due to depressed market conditions and the restructuring of its land drilling activity following the spin-off of its offshore drilling business to stockholders.

 .    In March 1999, $138 million primarily relating to the downsizing of its global Oilfield Services activities to meet prevailing market conditions, and an after-tax credit of $80 million from the gain on sale of financial instruments in connection with the 1998 sale of the Retail Petroleum Systems business.

 .    In September 1998, $368 million to reflect the estimated costs of consolidating resources and locations and making significant cuts in personnel necessitated by the E&P industry downturn.


Severance costs included in the September 1998 charge (6200 people) and the March 1999 charge (4700 people) have been paid. The December 1999 charge included severance costs of $13 million (300 people) of which $5 million had been paid by December 31, 1999.

Liquidity

A measure of financial position is liquidity, defined as cash plus short-term and long-term investments, less debt. The following table summarizes the change in Schlumberger consolidated liquidity for each of the past three years:

                                                       (Stated in millions)
                                                   1999       1998      1997/1/
                                                  ------     ------    ---------
          Net Income from continuing operations   $  329    $   618    $ 1,087
          Charges                                    129        368         -
          Depreciation & amortization              1,021      1,012        924
          Decrease (increase) in working
           capital requirements                       73       (138)      (505)
          Fixed assets additions                    (792)    (1,463)    (1,404)
          Dividends paid                            (410)      (388)      (378)
          Proceeds from
           employee stock plans                      174        139        148
          Business (acquired) sold                  (135)        61        (31)
          Exercise of stock warrants/2/              450         -          -
          Sale of financial instruments              204         -          -
          Drilling fluids joint venture             (325)        -          -
          Discontinued operations/3/                 (52)       107        395
          Other                                     (166)      (112)       121
                                                  ------    -------    ---------
          Net increase in liquidity               $  500    $   204    $   357
                                                  ======    =======    =========
          Liquidity - end of period               $1,231    $   731    $   527
                                                  ======    =======    =========

/1/ Restated for comparative purposes.

/2/ On December 16, 1999, Dow Chemical exercised a warrant to purchase 15,153,018 shares of Schlumberger common stock. The warrant was received by Dow Chemical as part of the 1993 transaction under which Schlumberger acquired Dow Chemical's 50% share of the Dowell Schlumberger joint venture.

/3/ 1999 includes $304 million received in settlement of intercompany balances between Schlumberger and Sedco Forex.

The current consolidated liquidity level, combined with liquidity expected from operations, should satisfy future business requirements.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions) and as adjusted for the spin-off of the Schlumberger offshore contract drilling business on December 30, 1999 (see "Discontinued Operations" in the Notes to Consolidated Financial Statements), together with dividends declared per share in each quarter of 1999 and 1998, were:

                                     Price Range
                                -----------------------
                                                             Dividends
                                 High            Low         Declared
                                ------         -------       ---------
1999
QUARTERS
     First                     $  55.268       $  40.301       $ 0.1875
     Second                       58.428          49.226         0.1875
     Third                        62.696          51.166         0.1875
     Fourth                       61.144          45.955         0.1875

1998
QUARTERS
     First                     $  72.287       $  58.428       $ 0.1875
     Second                       76.943          58.539         0.1875
     Third                        62.031          38.527         0.1875
     Fourth                       51.665          35.534         0.1875

The number of holders of record of Schlumberger common stock at December 31, 1999, was approximately 25,000. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Schlumberger Treasury. US stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

Environmental Matters
---------------------

The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including timing, scope of remediation, future technology, regulatory changes and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations. Consistent with the Schlumberger commitment to protection of the environment, safety and employee health, additional costs, including capital expenditures, are incurred related to current operations.

New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires that Schlumberger recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard is effective in the year 2001 for Schlumberger. Occasionally, Schlumberger uses derivative instruments such as interest rate swaps, currency swaps, forward currency contracts and foreign currency options. Forward currency contracts provide a hedge against currency fluctuations on assets/liabilities denominated in other than a functional currency. Options are usually entered into as a hedge against currency variations on firm commitments generally involving the construction of long-lived assets. Schlumberger does not anticipate that the implementation of the new standard in 2001 will have a material effect on the consolidated financial position and results of operations.

Year 2000 Readiness Disclosure
------------------------------

Overview
Schlumberger has had a proactive, enterprise wide Year 2000 Readiness Program (the "Program") in place since September 1997. Overall, Schlumberger reached Year 2000 Readiness in all key areas by September 1999. Appropriate contingency plans were also implemented for each of the "at risk" activities to minimize the effect of potential Year 2000 disruption, both internally and on Schlumberger customers. Furthermore, helpdesks were implemented throughout our global operations to support both our customers and any mission-essential systems over critical Year 2000 dates.

Readiness
Evidence to date indicates that the Year 2000 Program has been successful in that Schlumberger was able to perform "business as usual" over the critical dates and it does not expect any significant disruptions from this issue in the coming months or year.

Costs
Year 2000 Program funding requirements have been incorporated into the Schlumberger capital and operating plans and were not material to its financial condition, results of operations or liquidity. The cost of the Program was on the order of $60 million, with a breakdown of costs estimated at 36% for employee resources, 24% for IT-related upgrades and repair and 40% for non-IT embedded chip technology. Furthermore, Schlumberger estimates that 60% of the overall cost was "opportunity cost" in that it was directed at accelerating the upgrade and/or rationalization of products, services and applications to best position Schlumberger for the 21/st/ century.

Risks
The most significant difficulty associated with predicting Year 2000 failures stems from the general uncertainty inherent in the Year 2000 issues (partially attributable to the interconnection of global businesses). Although evidence from the successful transition by Schlumberger over the critical dates indicates that no significant failures will occur from the Year 2000 issue, Schlumberger cannot fully predict its ability to resolve appropriately all Year 2000 issues that may affect its operations and business or expose it to third-party liability. The failure of systems or infrastructure outside our control or the failure of the Schlumberger Year 2000 Program to have detected all Year 2000 issues, could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Schlumberger operations, liquidity and financial condition.

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

Schlumberger recognizes that the euro will affect its various businesses differently, but Schlumberger cannot as yet make a final conclusion on the anticipated business impacts of the introduction of the single currency. Oilfield Services operates in an essentially US dollar-denominated environment in which the introduction of the euro is expected to have limited consequences. Test & Transactions will be affected in terms of the ability of products such as smart cards and terminals to process euro transactions. Resource Management Services, which has now set up a pan-European manufacturing structure covering all European Union markets, expects to participate in the general growth generated by the euro. The increased price transparency created by the euro accompanied by deregulation and increased competition among utility customers should also contribute to providing new solutions opportunities in these businesses.

Based upon results to date, Schlumberger believes that the implementation of the euro can be performed according to the schedule defined by the European Union. Schlumberger does not expect the total cost of addressing this issue to be material to financial condition, results of operations and liquidity.

Forward-looking Statements
--------------------------

Schlumberger cautions that, except for historical information, statements in this Form 10-K report and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which Schlumberger operates and growth opportunities for Schlumberger in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: the extent and duration of the recovery in oil prices; continuing customer commitment to certain key oilfield projects; changes in E&P spending by major oil companies; the extent and timing of utilities' investment in integrated solutions to utility management; noncancellation of key long-term services and solutions contracts; growth in demand for smart cards in e-commerce and Internet-enabled solutions and for RDRAM memory devices and high-end logic devices produced by Schlumberger test equipment customers; general economic and business conditions in key regions of the world; and changes in business strategy or development plans relating to targeted Schlumberger growth opportunities.

Item 7A Quantitative and Qualitative Disclosure about Market Risk
-----------------------------------------------------------------

Schlumberger does not believe it has a material exposure to financial market risk. Schlumberger manages the exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs. With regard to foreign currency fluctuations, Schlumberger enters into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions in foreign currencies. Schlumberger does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 8    Financial Statements and Supplementary Data
------    -------------------------------------------

CONSOLIDATED STATEMENT OF INCOME
--------------------------------

                                                    (Stated in thousands except per share amounts)
Year Ended December 31,                           1999                     1998                 1997
                                              ------------             -----------          ------------
Revenue
   Operating                                  $  8,394,947             $10,725,030          $ 10,652,097
   Interest and other income                       356,758                 173,006               103,092
                                              ------------             -----------          ------------
                                                 8,751,705              10,898,036            10,755,189
                                              ------------             -----------          ------------
Expenses
   Cost of goods sold
     and services                                6,748,839               8,414,383             7,847,796
   Research & engineering                          522,240                 556,882               509,562
   Marketing                                       433,871                 467,592               433,911
   General                                         383,695                 427,775               412,614
   Interest                                        192,954                 137,211                75,677
                                              ------------             -----------          ------------
                                                 8,281,599              10,003,843             9,279,560
                                              ------------             -----------          ------------
Income before taxes                                470,106                 894,193             1,475,629

   Taxes on income                                 140,772                 276,231               388,401
                                              ------------             -----------          ------------
Income from
   Continuing operations                           329,334                 617,962             1,087,228

Discontinued operations,
  net of tax                                        37,360                 396,237               297,321
                                              ------------             -----------          ------------
Net Income                                    $    366,694             $  1,014,19          $  1,384,549
                                              ============             ===========          ============
Basic earnings per share:
   Continuing operations                      $       0.60             $      1.14          $       2.02
   Discontinued operations                            0.07                    0.72                  0.55
                                              ------------             -----------          ------------
   Net Income                                       $ 0.67             $      1.86          $       2.57
                                              ============             ===========          ============
Diluted earnings per share:
   Continuing operations                      $       0.58             $      1.10          $       1.94
   Discontinued operations                            0.07                    0.71                  0.53
                                              ------------             -----------          ------------
   Net Income                                 $       0.65             $      1.81          $       2.47
                                              ============             ===========          ============

Average shares outstanding                         548,680                 544,338               539,330

Average shares outstanding
    assuming dilution                              563,789                 561,855               559,653

See the Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

CONSOLIDATED BALANCE SHEET

                                                                            (Stated in thousands)
December 31,                                                             1999                   1998
                                                                     -----------            ------------
ASSETS
Current Assets
   Cash and short-term investments                                   $ 4,389,837            $  3,956,694
   Receivables less allowance for doubtful accounts
       (1999-$89,030; 1998-$89,556)                                    2,429,842               2,968,070
   Inventories                                                         1,268,500               1,333,131
   Deferred taxes on income                                              259,257                 295,974
   Other current assets                                                  258,532                 251,355
                                                                     -----------            ------------
                                                                       8,605,968               8,805,224
Investments in Affiliated Companies                                      535,434                  84,844
Long-term Investments, held to maturity                                  726,496                 855,172
Fixed Assets less accumulated depreciation                             3,560,740               4,694,465
Excess of Investment Over Net Assets
   of Companies Purchased less amortization                            1,333,681               1,302,678
Deferred Taxes on Income                                                 209,597                 202,630
Other Assets                                                             109,276                 132,916
                                                                     -----------            -------------
                                                                     $15,081,192            $ 16,077,929
                                                                     ===========            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities                          $ 2,282,884            $ 2,539,954
   Estimated liability for taxes on income                               383,159                480,123
   Bank loans                                                            444,221                708,978
   Dividend payable                                                      106,653                102,891
   Long-term debt due within one year                                    257,571                 86,722
                                                                     -----------            -----------
                                                                       3,474,488              3,918,668
Long-term Debt                                                         3,183,174              3,285,444
Postretirement Benefits                                                  451,466                432,791
Other Liabilities                                                        251,036                321,951
                                                                     -----------            -----------
                                                                       7,360,164              7,958,854
                                                                     -----------            -----------
Stockholders' Equity
   Common stock                                                        1,820,186              1,539,408
   Income retained for use in the business                             7,916,612              8,882,455
   Treasury stock at cost                                             (1,878,612)            (2,221,308)
   Translation adjustment                                               (137,158)               (81,480)
                                                                     -----------            -----------
                                                                       7,721,028              8,119,075
                                                                     -----------            -----------
                                                                     $15,081,192            $16,077,929
                                                                     ===========            ===========

See the Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------

                                                                                 (Stated in thousands)
Year Ended December 31,                                            1999            1998          1997
Cash flows from operating activities:                        ----------      -----------    -----------
   Net income                                                $  366,694      $ 1,014,199     $ 1,384,549
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Discontinued operations                                    213,676          136,206         110,780
     Depreciation and amortization                            1,020,862        1,011,582         924,223
     Earnings of companies carried at equity,
       less dividends received (1999-$3,401;
       1998-$4,996; 1997-$4,934)                                (13,904)          (9,576)         (1,270)
   Provision for losses on accounts receivable                   37,943           36,861          27,871
   Charges                                                      128,508          368,499               -
   Other adjustments                                                  -              (58)         (2,278)
   Change in operating assets and liabilities:
     Decrease (increase) in receivables                         265,588          (20,507)       (647,470)
     Increase in inventories                                    (43,635)        (122,622)       (220,813)
     (Increase) decrease in deferred taxes                      (21,672)         (75,959)         32,140
     (Decrease) increase in accounts payable
       and accrued liabilities                                 (181,731)         (72,940)        175,664
     (Decrease) increase in estimated liability
       for taxes on income                                      (69,338)          79,677          51,215
     Other-net                                                 (182,426)        (116,784)         25,916
                                                           ------------     ------------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,520,565        2,228,578       1,860,527
                                                           ------------     ------------     -----------
Cash flows from investing activities:
   Purchases of fixed assets                                   (792,001)      (1,462,620)     (1,404,323)
   Sales/retirements of fixed assets & other                     68,005          111,262          97,390
   Drilling fluids joint venture                               (325,000)               -               -
   (Purchase) sale of
       other businesses                                        (135,338)          61,662         (28,233)
   Increase in investments                                     (295,075)      (2,292,163)       (867,894)
   Sale of financial instruments                                203,572                -               -
   (Increase) decrease in other assets                          (43,166)           4,660          19,453
   Discontinued operations                                     (291,953)        (424,749)        (13,411)
                                                           ------------     ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                        (1,610,956)      (4,001,948)     (2,197,018)
                                                           ------------     ------------     -----------
Cash flows from financing activities:
   Dividends paid                                              (410,494)        (388,379)       (377,636)
   Proceeds from employee stock purchase plan                    70,765           70,461          50,055
   Proceeds from exercise of stock options                      103,084           68,780          97,899
   Exercise of stock warrants                                   449,625                -               -
   Proceeds from issuance of long-term debt                   1,062,935        2,909,156         925,579
   Payments of principal on long-term debt                     (916,242)        (863,966)       (419,962)
   Net (decrease) increase in short-term debt                  (242,014)         (64,756)         50,831
                                                           ------------     ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       117,659        1,731,296         326,766
                                                           ------------     ------------     -----------
Net increase (decrease) in cash                                  27,268          (42,074)         (9,725)
Cash, beginning of year                                         105,321          147,395         157,120
                                                           ------------     ------------     -----------
CASH, END OF YEAR                                             $ 132,589        $ 105,321     $   147,395
                                                           ============     ============     ===========

See the Notes to Consolidated Financial Statements
Schlumberger Limited (Schlumberger N.V., Incorporated in the Netherlands Antilles) and Subsidiary Companies.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common  Stock                               (Dollar amounts in thousands)
                            -------------------------------------------------                       Income
                                    Issued               In Treasury                             Retained for
                            -----------------------  ------------------------   Translation       Use in the      Comprehensive
                              Shares       Amount      Shares      Amount         Adjustment        Business           Income
                            ----------  -----------  ----------  ------------   ------------    --------------       ---------
Balance,
  January 1, 1997           661,842,453  $ 1,307,717 124,661,624  $ 2,315,946    $  (25,626)     $ 7,255,108       $   925,243
                                                                                                                   ===========
  Translation adjustment                                                            (37,706)                       $   (37,706)

  Sales to optionees less
    shares exchanged            395,950       37,316  (3,323,223)     (61,743)

  Employee stock
    purchase plan             1,399,623       50,055

  Net income                                                                                       1,384,549         1,384,549

  IVS acquisition                             16,324    (238,812)      (4,438)

  Tax benefit on
      stock options                           16,600

Change in subsidiary
     year end                                    612                                                   4,560

  Dividends declared
    ($0.75 per share)                                                                               (378,575)
                            -----------  ----------- -----------  -----------   -----------    -------------       -----------
Balance,
  December 31, 1997         663,638,026    1,428,624 121,099,589    2,249,765       (63,332)       8,265,642       $ 1,346,843
                                                                                                                   ===========

  Translation adjustment                                                            (18,148)                           (18,148)

  Sales to optionees less
    shares exchanged            796,992       40,323  (1,531,607)     (28,457)

  Employee stock
    purchase plan             1,266,840       70,461

  Net income                                                                                       1,014,199         1,014,199

  Dividends declared
    ($0.75 per share)                                                                               (397,386)
                            -----------  ----------- -----------  -----------   -----------    -------------       -----------
Balance,
  December 31, 1998         665,701,858    1,539,408 119,567,982    2,221,308       (81,480)       8,882,455       $   996,051
                                                                                                                   ===========

  Translation adjustment                                                            (55,678)                           (55,678)

  Sales to optionees less
    shares exchanged             28,100       41,931  (3,291,288)     (61,153)

  Employee stock
    purchase plan             1,324,848       70,765

  Net income                                                                                         366,694           366,694

  Dividends declared
    ($0.75 per share)                                                                               (414,210)

Sedco Forex spin-off                                                                                (918,327)

Exercise of stock warrants                   168,082 (15,153,018)    (281,543)
                            -----------  ----------- -----------  -----------   -----------    -------------       -----------
Balance,
  December 31, 1999         667,054,806  $ 1,820,186 101,123,676  $ 1,878,612   $  (137,158)   $   7,916,612       $   311,016
                            ===========  =========== ===========  ===========   ===========    =============       ===========

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

DISCONTINUED OPERATIONS
On December 31, 1999, Schlumberger completed the spin-off of its offshore contract drilling business, Sedco Forex, to its stockholders and the subsequent merger of Sedco Forex and Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. following the merger. The results for the Sedco Forex operations spun off by Schlumberger are reported as Discontinued Operations for all periods presented in the Consolidated Statement of Income.

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements include the accounts of majority-owned subsidiaries. Significant 20% - 50% owned companies are carried on the equity method and classified in Investments in Affiliated Companies. The pro rata share of Schlumberger after-tax earnings is included in Interest and other income. Equity in undistributed earnings of all 50%-owned companies on December 31, 1999 was not material.

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

REVENUE RECOGNITION
Generally, revenue is recognized after services are rendered or products are shipped.

TRANSLATION OF NON-US CURRENCIES
Oilfield Services' functional currency is primarily the US dollar. Resource Management Services' and Test & Transactions' functional currencies are primarily local currencies. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders' Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 1999 results were transaction losses of $12 million, compared with losses of $6 million and $10 million in 1998 and 1997, respectively.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit partially offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 1999, contracts and options were outstanding for the US dollar equivalent of $110 million in various foreign currencies. These contracts mature on various dates in 2000 and 2001.

Investments
Both short-term and long-term investments held to maturity are stated at cost plus accrued interest, which approximates market, and comprise primarily eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, substantially all denominated in US dollars. Substantially all the investments designated as held to maturity that were purchased and sold during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on such securities on December 31, 1999 were not significant.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months. Short-term investments on December 31, 1999 and 1998 were $4.26 billion and $3.85 billion, respectively.

INVENTORIES
Inventories are stated principally at average cost or at market, if lower. Inventory consists of materials, supplies, finished goods and nonexclusive proprietary seismic surveys.

EXCESS OF INVESTMENT OVER NET ASSETS OF COMPANIES PURCHASED
Cost in excess of net assets of purchased companies (goodwill) is amortized on a straight-line basis over 5 to 40 years. Accumulated amortization was $516 million and $434 million on December 31, 1999 and 1998, respectively. Of the goodwill on December 31, 1999, 40% is being amortized over 40 years, 11% is being amortized over 28 years, 23% is being amortized over 25 years and 26% is being amortized over periods of up to 25 years.

FIXED ASSETS AND DEPRECIATION
Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Fixed assets include the manufacturing cost (average cost) of oilfield technical equipment manufactured by subsidiaries of Schlumberger. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

CAPITALIZED INTEREST
Schlumberger capitalizes interest expense during the new construction or upgrade of qualifying assets. Interest expense capitalized in 1999 and 1998 was $5 million and $7 million, respectively. No interest expense was capitalized in 1997.

IMPAIRMENT OF LONG-LIVED ASSETS
Schlumberger reviews the carrying value of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Schlumberger assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

TAXES ON INCOME
Schlumberger and its subsidiaries compute taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made.

Approximately $3.2 billion of consolidated income retained for use in the business on December 31, 1999 represented undistributed earnings of consolidated subsidiaries and the pro rata Schlumberger share of 20%-50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

Tax credits and other allowances are credited to current income tax expense using the flow-through method of accounting.

EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding assuming dilution, the calculation of which assumes that all stock options and warrants which are in the money are exercised at the beginning of the period and the proceeds used, by Schlumberger, to purchase shares at the average market price for the period. The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

                                              (Stated in thousands except per share amounts)

                                              Income from           Average
                                               Continuing            Shares          Earnings
                                               Operations         Outstanding       Per Share
                                            ---------------     --------------    -------------
1999
Basic                                       $     329,334            548,680          $ 0.60
Effect of dilution:
         Options                                                       7,916
         Warrants                                                      7,193
                                             ------------         ----------
Diluted                                     $     329,334            563,789          $ 0.58
                                             ============         ==========          ======

1998
Basic                                       $     617,962            544,338          $ 1.14
Effect of dilution:
         Options                                                       9,723
         Warrants                                                      7,794
                                             ------------         ----------
Diluted                                     $     617,962            561,855          $ 1.10
                                             ============         ==========          ======

1997
Basic                                       $   1,087,228            539,330          $ 2.02
Effect of dilution:
         Options                                                      12,185
         Warrants                                                      8,138
                                             ------------         ----------
Diluted                                     $   1,087,228            559,653          $ 1.94
                                             ============         ==========          ======

RESEARCH & ENGINEERING
All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

1999 AND 1998 CHARGES - CONTINUING OPERATIONS
Schlumberger recorded the following charges in continuing operations in 1999 and 1998:

In December 1999, a pre-tax charge of $77 million ($71 million after tax, $0.13 per share - diluted), classified in Cost of goods sold and services, consisting primarily of the following:

 .    A charge of $31 million ($26 million after tax) including $23 million of asset impairments and $8 million of severance costs related to reductions in the marine seismic fleet due to depressed market conditions.

 .    A charge of $38 million ($37 million after tax) including $33 million of asset impairments and $5 million of severance costs related to the restructuring of its land drilling activity following the spin-off of its offshore drilling business to stockholders.

In March 1999, a pretax charge of $147 million partially offset by a pretax gain of $103 million (net - $58 million after tax, $0.10 per share - diluted), consisting of the following:

 .    A charge of $118 million ($118 million after tax) related to the downsizing of its global Oilfield Services activities, including $108 million of severance costs and $10 million for asset impairments.

 .    A charge of $29 million ($20 million after tax) related to RMS and Test &
     Transactions, consisting principally of $16 million of severance costs at several RMS facilities resulting from a downturn in business and $5 million of asset write-downs.

 .    A credit of $103 million ($80 million after tax) from the gain on the sale of financial instruments received in connection with the 1998 sale of RPS.

The pretax gain on the sale of financial instruments is included in Interest & other income. The pretax charge of $147 million is classified in Cost of goods sold and services.

In September 1998, a pretax charge of $432 million ($368 million after tax, $0.65 per share - diluted), classified in Cost of goods sold and services, consisting primarily of the following:

 .    A charge of $314 million ($257 million after tax) related to Oilfield
     Services, including severance costs of $69 million; facility closure costs of $61 million; operating assets write-offs of $137 million; and $43 million of customer receivable reserves where collection was considered doubtful due to the customers' financial condition and/or country risk. This charge was due to the reduction in business activity.

 .    A charge of $48 million ($63 million after tax) for merger-related costs in connection with the acquisition of Camco.

 .    A charge of $61 million ($43 million after tax) related to RMS and Test &
     Transactions, consisting primarily of $21 million of severance and $40 million of environmental costs resulting from a reassessment of ongoing future monitoring and maintenance requirements at locations no longer in operation.

Severance costs included in the September 1998 charge (6200 people; $90 million) and the March 1999 charge (4700 people; $124 million) have been paid. The actual number of employees terminated was slightly higher than originally planned; however, this had no material impact on the actual severance costs paid as compared with the amount originally accrued. The December 1999 charge included severance costs of $13 million (300 people), of which $5 million had been paid at December 31, 1999.

The $61 million of facility closure costs accrued in 1998 have substantially been paid in accordance with the original plan.

Discontinued Operations
-----------------------

On December 31, 1999, Schlumberger completed the spin-off of its offshore contract drilling business, Sedco Forex, to its stockholders and the subsequent merger of Sedco Forex and Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. following the merger. The spin-off was approved by stockholders on December 10, 1999.

Upon completion of the merger, Schlumberger stockholders held approximately 52% of the ordinary shares of Transocean Sedco Forex Inc., and Transocean Offshore Inc. shareholders held the remaining 48%. Schlumberger retained no ownership in the combined company.

In the spin-off, Schlumberger stockholders received one share of Sedco Forex for each share of Schlumberger owned on the record date of December 20, 1999. In the merger, each Sedco Forex share was exchanged for 0.1936 ordinary share of Transocean Sedco Forex Inc. Stockholders received cash in lieu of fractional shares.

Results for the Sedco Forex operations spun off by Schlumberger for this transaction are reported as discontinued operations for all periods presented in the Consolidated Statement of Income.

Discontinued Operations on the Consolidated Statement of Income includes the operating results of the spun-off Sedco Forex business and the following charges:

- In December 1999, an after-tax charge of $50 million ($0.09 per share - diluted) for costs directly associated with the spin-off.

- In March 1999, an after-tax charge of $33 million ($0.06 per share - diluted) for severance costs ($13 million) and legal claims.

- In September 1998, an after-tax charge of $12 million ($0.02 per share - diluted) for severance costs.

As a result of the spin-off, Schlumberger Income Retained for Use in the Business was reduced by $918 million representing the spun-off net assets of Sedco Forex ($1.23 billion) less payments received in settlement of intercompany balances between Schlumberger and Sedco Forex ($313 million). The net assets spun off included $1.3 billion of fixed assets.

Pursuant to Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the revenue and expenses of Sedco Forex have been excluded from the respective captions in the Consolidated Statement of Income. The net operating results of Sedco Forex have been reported, net of applicable income taxes, as Discontinued Operations.

Summarized financial information for the discontinued operations, is as follows:

                                                          (Stated in millions)

                                              1999         1998          1997
                                            --------     --------      --------
Operating revenue                           $    648     $  1,091      $    891
Income before taxes                         $     29     $    428      $    329
Income after taxes                          $     37     $    396      $    297
                                            ========     ========      ========

Acquisitions
------------

During 1999, subsidiaries of Schlumberger acquired Merak, a market leader in petroleum software solutions; Secure Oil Tools, a leader in multilateral completions; and substantially all of the assets of Panther Software Corporation, a provider of hardware and software products and services for managing large volumes of seismic data. These acquisitions were accounted for using the purchase method of accounting. Costs in excess of net assets acquired were $106 million which are being amortized on a straight-line basis over 7 to 20 years.

In the third quarter of 1999, the Omnes joint venture, created in 1995 between Schlumberger and Cable & Wireless, was restructured into two separate business units. Under the agreement, equal ownership and access to products, technology and intellectual property was given to both parent companies. Schlumberger retained ownership of the Omnes name. Omnes is now a fully operational company within Test & Transactions.

On August 31, 1998, the merger of Schlumberger Technology Corporation, a wholly owned subsidiary of Schlumberger, and Camco International Inc. was completed. Under the terms of the merger agreement, approximately 38.2 million shares of Camco common stock were exchanged for 45.1 million shares of Schlumberger common stock at the exchange rate of 1.18 shares of Schlumberger stock for each share of Camco. Based on the Schlumberger average price of $47-7/8 on August 28, the transaction was valued at $2.2 billion. The business combination was accounted for using the pooling-of-interests method of accounting.

During 1997, subsidiaries of Schlumberger acquired Interactive Video Systems, Inc., a metrology solutions provider for the front-end semiconductor fabrication equipment market, and S.A. Holditch and Associates, Inc., a petroleum and geoscience consulting services company. These acquisitions were accounted for using the purchase method of accounting. Costs in excess of net assets acquired were $38 million which are being amortized on a straight-line basis over periods of 5 and 15 years, respectively.

Investments in Affiliated Companies
-----------------------------------

In the third quarter of 1999, Schlumberger and Smith International Inc. entered into an agreement whereby their drilling fluids operations were combined to form a joint venture. Under the terms of the agreement, Schlumberger contributed its non-US drilling fluids business and a total of $325 million to the joint venture. Schlumberger owns a 40% interest in the joint venture and records income using the equity method of accounting. The total investment on December 31, 1999 was $414 million. The equity income for 1999 is not material.

Investments
-----------

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Except for $130 million of investments which are considered trading on December 31, 1999 ($125 million in 1998), it is the intent of Schlumberger to hold the investments until maturity.

Long-term investments mature as follows: $133 million in 2001, $358 million in 2002 and $235 million thereafter.

On December 31, 1999, there were no interest rate swap arrangements outstanding related to investments. Interest rate swap arrangements had no material effect on consolidated interest income.

Fixed Assets
------------

A summary of fixed assets follows:

                              (Stated in millions)
December 31,                    1999        1998
                              --------     -------
Land                          $     68     $    78
Buildings &
   Improvements                  1,086       1,108
Machinery &
   Equipment                     8,485      10,472
                              --------     -------
Total cost                       9,639      11,658
Less accumulated
   depreciation                  6,078       6,964
                              --------     -------
                              $  3,561     $ 4,694
                              ========     =======

The decreases in cost and accumulated depreciation reflect the assets of the Sedco Forex offshore contract drilling business, which was spun off on December 30, 1999 (see Discontinued Operations on page 36).

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 13% is being depreciated over 16 to 25 years, 14% over 10 to 15 years and 73% over 2 to 9 years.

Long-term Debt
--------------

A summary of long-term debt by currency follows:

                              (Stated in millions)
December 31,                   1999         1998
                              -------      -------
US dollar                     $ 2,369      $ 2,284
Euro                              335            -
Japanese yen                      146          125
Canadian dollar                   105           80
Italian lira                       76           91
UK pound                           20          270
French franc                        -          201
German mark                         -          160
Other                             132           74
                              -------      -------
                              $ 3,183      $ 3,285
                              =======      =======


The majority of the long-term debt is at variable interest rates; the weighted-average interest rate of the debt outstanding on December 31, 1999 was 5.9%. Such rates are reset every six months or sooner. The carrying value of long-term debt on December 31, 1999 approximates the aggregate fair market value.

Long-term debt on December 31, 1999 is due as follows: $92 million in 2001, $57 million in 2002, $2,322 million in 2003, $424 million in 2004 and $288 million thereafter.

On December 31, 1999, interest rate swap arrangements outstanding were: pay fixed/receive floating on US dollar debt of $600 million; pay floating/receive fixed on US dollar debt of $214 million; pay fixed/receive floating on Japanese yen debt of $107 million. Also outstanding on December 31, 1999 was a hedge in the notional amount of $76 million against the US 10-year Treasury Note interest rate. These arrangements mature at various dates to August 2008. Interest rate swap arrangements had no material effect on consolidated interest expense in 1999 and no impact in 1998. The likelihood of nonperformance by the other parties to the arrangements is considered to be remote.

Lines of Credit
---------------

On December 31, 1999, the principal US subsidiary of Schlumberger had an available unused Revolving Credit Agreement with a syndicate of banks. The Agreement provided that the subsidiary may borrow up to $1 billion until August 2003 at money market-based rates (6.1% on December 31, 1999) of which $375 million was outstanding on December 31, 1999; on December 31, 1998, there was no outstanding amount. In addition, on December 31, 1999 and 1998, Schlumberger and its subsidiaries also had available unused lines of credit of approximately $793 million and $630 million, respectively. Commitment and facility fees are not material.

Capital Stock
-------------

Schlumberger is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, of which 565,931,130 and 546,133,876 shares were outstanding on December 31, 1999 and 1998, respectively. Schlumberger is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock and preferred stock are entitled to one vote for each share of stock held.

In January 1993, Schlumberger acquired the remaining 50% interest in the Dowell Schlumberger group of companies. The purchase price included a warrant, expiring in 7.5 years and valued at $100 million, to purchase 15,153,018 shares of Schlumberger common stock at an exercise price of $29.672 per share. The warrant was exercised by Dow Chemical on December 16, 1999.

Stock Compensation Plans
------------------------

As of December 31, 1999, Schlumberger had two types of stock-based compensation plans, which are described below. Schlumberger applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

                                   (Stated in millions except per share amounts)
                                  1999          1998             1997
                                  ----          ----             ----
Net income
         As reported             $   367       $ 1,014          $ 1,385
         Pro forma               $   260       $   882          $ 1,315

Basic earnings
   per share
         As reported             $  0.67       $  1.86          $  2.57
         Pro forma               $  0.47       $  1.62          $  2.44

Diluted earnings
   per share
         As reported             $  0.65       $  1.81          $  2.47
         Pro forma               $  0.46       $  1.57          $  2.35


Stock Option Plans

During 1999, 1998, 1997 and in prior years, officers and key employees were granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option's maximum term is ten years, and options generally vest in 20% increments over five years.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 1999, 1998 and 1997: Dividend of $0.75; expected volatility of 25%-29% for 1999 grants, 21%-25% for 1998 grants and 21% for 1997 grants; risk-free interest rates for the 1999 grants of 4.92%-5.29% for officers and 4.80%-6.25% for the 1999 grants to all other employees; risk-free interest rates for the 1998 grant to officers of 5.59%-5.68% and 4.35%-5.62% for the 1998 grants to all other employees; risk-free interest rates for 1997 grants of 6.19% for officers and 5.80%-6.77% for all other employees; and expected option lives of 7.14 years for officers and 5.28 years for other employees for 1999 grants, 6.98 years for officers and
5.02 years for other employees for 1998 grants and 7.27 years for officers and
5.09 years for other employees for 1997 grants.

A summary of the status of the Schlumberger stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                        1999/1/                           1998/1/                       1997/1/
                                        ----                              ----                          ----

                                             WEIGHTED-                           WEIGHTED-                  WEIGHTED-
                                              AVERAGE                             AVERAGE                    AVERAGE
                                             EXERCISE                            EXERCISE                   EXERCISE
FIXED OPTIONS                    SHARES        PRICE              SHARES           PRICE          SHARES      PRICE
-------------------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of year         30,310,579       $42.50          31,542,758          $39.81       28,904,607     $28.57

Granted                       6,012,168       $54.04           2,027,812          $62.57        7,497,432     $73.09

Exercised                    (3,634,790)      $28.68          (2,527,380)         $24.15       (4,238,496)    $24.77

Forfeited                    (1,074,033)      $52.50            (732,611)         $47.61         (620,785)    $32.55
                             ----------                        ---------                         --------
Outstanding at
   year-end                  31,613,924       $37.91          30,310,579          $42.50       31,542,758     $39.81
                             ==========                       ==========                       ==========
Options exercisable
   at year-end               16,396,821                       15,914,440                       12,754,955
Weighted-average
   fair value of options
   granted during the year       $17.72                           $22.24                           $23.02

/1/ Shares and exercise price have been restated to reflect adjustments made as a result of the spin-off of Sedco Forex, in accordance with EITF Issue 90-9, "Changes to Fixed Employee Stock Option Plans as Result of Equity
Restructuring."

================================================================================

The following table summarizes information concerning currently outstanding and exercisable options by three ranges of exercise prices at December 31, 1999:

                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                       -------------------                        -------------------
                           Number      Weighted-average                         Number
Range of                outstanding       remaining      Weighted-average     exercisable   Weighted-average
exercise prices       as of 12/31/99   contractual life   exercise price    as of 12/31/99   exercise price
---------------       --------------   ----------------   --------------    --------------   --------------
$ 3.831 -  $30.710     12,692,062             4.21            $27.403         10,985,705        $27.061
$30.795 -  $55.619     12,062,599             7.87            $46.746          3,262,756        $39.519
$55.875 -  $82.348      6,859,263             7.94            $78.828          2,148,360        $84.037
                        ---------                                              ---------
                       31,613,924             6.42            $45.942         16,396,821        $37.005
                       ----------                                             ----------

Employee Stock Purchase Plan

Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 85% of the lower of its beginning or end of the Plan year market price. Under the Plan, Schlumberger sold 1,324,848, 1,266,840 and 1,399,623 shares to employees in 1999, 1998 and 1997, respectively. Compensation cost has been computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997: Dividend of $0.75; expected life of one year; expected volatility of 40% for 1999, 34% for 1998 and 28% for 1997; and risk-free interest rates of 5.33% for 1999, 4.44% for 1998 and 5.64% for 1997. The weighted-average fair value of those purchase rights granted in 1999, 1998 and 1997, was $19.829, $19.817 and $17.845, respectively.

Income Tax Expense
------------------

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

Pretax book income from continuing operations subject to US and non-US income taxes for each of the three years ending December 31 was as follows:

                                       (Stated in millions)
                                  1999         1998         1997
                                  ----         ----         ----
United States                   $  (172)     $    24      $   482
Outside United States               642          870          994
                                -------      -------      -------
Pretax income                   $   470      $   894      $ 1,476
                                =======      =======      =======

Schlumberger had net deductible temporary differences of $1.1 billion on December 31, 1999 and $1.2 billion on December 31, 1998. Significant temporary differences pertain to postretirement medical benefits, fixed assets, employee benefits and inventory.

The components of consolidated income tax expense from continuing operations were as follows:

                                       (Stated in millions)
                                  1999         1998         1997
                                  ----         ----         ----
Current:
    United States--Federal      $   (74)     $   124      $    93
    United States--State             (7)          15           19
    Outside United States           206          225          244
                                -------      -------      -------
                                $   125      $   364      $   356
                                -------      -------      -------


Deferred:
    United States--Federal      $    14      $   (68)     $    18
    United States--State              1           (7)          (2)
    Outside United States             1          (13)          16
                                -------      -------      -------
                                $    16      $   (88)     $    32
                                -------      -------      -------
Consolidated taxes on income    $   141      $   276      $   388
                                =======      =======      =======
Effective tax rate                   30%          31%          26%
                                =======      =======      =======

For the three years, the variations from the US statutory federal tax rate (35%) and Schlumberger effective tax rates were due to several factors, including the effect of the US operating loss carryforward in 1997 and a substantial proportion of operations in countries where taxation on income is lower than in the US.

In the third quarter of 1996, with increasing profitability and a strong outlook in the US, Schlumberger recognized 50% of the US income tax benefit related to its US subsidiary's tax loss carryforward and all temporary differences. This resulted in a credit of $360 million. In the second quarter of 1997, Schlumberger released the remaining valuation allowance related to its US subsidiary's tax loss carryforward and all temporary differences. The resulting reduction in income tax expense was not significant.

Leases and Lease Commitments
----------------------------

Total rental expense was $303 million in 1999, $304 million in 1998 and $265 million in 1997. Future minimum rental commitments under noncancelable leases for years ending December 31 are: $111 million in 2000; $99 million in 2001; $86 million in 2002; $62 million in 2003; and $52 million in 2004. For the ensuing three five-year periods, these commitments decrease from $79 million to $4 million. The minimum rentals over the remaining terms of the leases aggregate to $43 million.

Contingencies
-------------

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

In addition, Schlumberger and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of Schlumberger, any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

Segment Information
-------------------

Schlumberger operates three reportable segments: Oilfield Services (OFS), Resource Management Services (RMS) and Test & Transactions (T&T).

The Schlumberger OFS segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: First, North America
(NAM) is a major self-contained market. Second, Latin America (LAM) comprises regional markets that share a common dependence on the United States. Third, Europe is another major self-contained market that includes West Africa and the CIS, whose economy is increasingly linked to that of Europe. Fourth, Other Eastern includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry. Camco is managed as a separate unit within OFS.

The OFS segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. Schlumberger believes that all the products/services are interrelated and expects similar performance from each. The RMS segment is essentially a global provider of measurement solutions, products and systems for electricity, gas and water utilities worldwide. The T&T segment supplies technology products, services and system solutions to the semiconductor, banking, telecommunications, transportation and health care industries. The segment consists of Automated Test Equipment, Smart Cards & Terminals and Omnes. Services and products are described in more detail on pages 1 and 2 of this 10-K report.

Financial information for the years ended December 31, 1999, 1998 and 1997, by segment, is as follows:

                                                                                                                (Stated in millions)
                                ----------------------------------------------------------------------------------------------------
                                                  Europe/       Other           Elims/   Total                   Elims/
               1999               NAM     LAM   CIS/W. Afr.    Eastern   Camco  Other     OFS     RMS    T&T     Other  Consolidated
                                ----------------------------------------------------------------------------------------------------
Revenue                          $1,470  $ 850   $ 1,360       $1,394   $  749  $   46   $5,869  $1,375  $1,183  $ (32)  $   8,395
                                ====================================================================================================
Segment Income                   $   68  $   5   $    67       $  215   $   74  $  (27)  $  402  $    6  $   30  $ (25)  $     413

Income Tax Expense/(1)/              35     22        32           45       38       2      174       9      (3)   (47)        133
                                ----------------------------------------------------------------------------------------------------
Pretax Segment Income            $  103  $  27   $    99       $  260   $  112  $  (25)  $  576  $   15  $   27  $ (72)  $     546
                                ========================================================================================

Interest Income                                                                                                                228

Interest Expense                         $  (6)  $    (1)                                        $   (1) $   (1)              (184)
                                        =================                                       =================
First & Fourth Quarter Charges                                                                                                (120)
                                                                                                                        ------------
Pretax Income                                                                                                            $     470
                                ====================================================================================================
Segment Assets                   $1,354  $ 884   $ 1,348       $1,217   $ 1,168 $1,434   $7,405  $1,006  $  989  $   -   $   9,400

Corporate Assets                                                                                                             5,681
                                                                                                                        ------------
Total Assets                                                                                                             $  15,081
                                ====================================================================================================
Depreciation/Amortization        $  193  $ 134   $   216       $  217   $    72 $   39   $  871  $   88  $   48  $  14   $   1,021

                                ====================================================================================================
Capital Expenditures             $  160  $ 118   $   121        $ 133   $   107 $   50   $  689  $   49  $   44  $  10   $     792
                                ====================================================================================================

               (1) 1999 income tax expense excludes a credit of $8 million related to the First & Fourth Quarter Charges.

                                                                                                                (Stated in millions)
                                ----------------------------------------------------------------------------------------------------
                                                  Europe/       Other           Elims/   Total                   Elims/
               1998               NAM     LAM   CIS / W. Afr.  Eastern   Camco  Other     OFS     RMS    T&T     Other  Consolidated
                                ----------------------------------------------------------------------------------------------------
Revenue                          $2,035  $1,113  $ 1,907       $1,826   $  896  $   19   $7,796  $1,465  $1,226  $  238  $  10,725
                                ====================================================================================================
Segment Income                   $  165  $  115  $   211       $  402   $  116  $  (55)  $  954  $   32  $   55  $  (92) $     949

Income Tax Expense/(2)/              93      44       58           92       62       3      352      18      18     (48)       340
                                ----------------------------------------------------------------------------------------------------
Pretax Segment Income            $  258  $  159  $   269       $  494   $  178  $  (52)  $1,306  $   50  $   73  $ (140) $   1,289
                                ========================================================================================
Interest Income                                                                                                                164

Interest Expense                         $   (9)                                                         $   (1)              (127)
                                        =========                                                       =========
Third Quarter Charge                                                                                                          (432)
                                                                                                                        ------------
Pretax Income                                                                                                            $     894
                                ====================================================================================================
Segment Assets                   $1,094  $  933  $ 1,523       $1,483   $1,089  $  967   $7,089  $1,184  $1,069  $    -  $   9,342

Corporate Assets                                                                                                             5,316

Discontinued Operations Assets                                                                                               1,420
                                                                                                                        ------------
Total Assets                                                                                                             $  16,078
                                ====================================================================================================
Depreciation/Amortization        $  204  $  113  $   205       $  203   $   75  $   65   $  865  $   87  $   48  $   12  $   1,012
                                ====================================================================================================
Capital Expenditures             $  107  $  269  $   342       $  293   $  131  $  179   $1,321  $   61  $   53  $   28  $   1,463
                                ----------------------------------------------------------------------------------------------------

                                /(2)/ 1998 income tax expense excludes a credit of $64 million related to the Third Quarter Charge.

                                                                                                                (Stated in millions)
                                ----------------------------------------------------------------------------------------------------
                                                  Europe/       Other           Elims/   Total                   Elims/
               1997               NAM     LAM   CIS / W. Afr.  Eastern   Camco  Other     OFS     RMS    T&T     Other  Consolidated
                                ----------------------------------------------------------------------------------------------------
Revenue                          $2,168  $1,019  $1,863        $1,745   $  869  $  (10)  $7,654  $1,569  $1,066  $  363  $  10,652
                                ====================================================================================================
Segment Income                   $  265  $  154  $  250        $  384   $   99  $  (79)  $1,073  $   47  $   73  $ (129) $   1,064

Income Tax Expense                  113      45      48            83       54       3      346      24      30     (12)       388
                                ----------------------------------------------------------------------------------------------------
Pretax Segment Income            $  378  $  199  $  298        $  467   $  153  $  (76)  $1,419  $   71  $  103  $ (141) $   1,452
                                ========================================================================================
Interest Income                                                                                                                 94

Interest Expense                         $   (5)                                                         $   (1)               (70)
                                        =========                                                       =========       ------------
Pretax Income                                                                                                            $   1,476
                                ====================================================================================================
Segment Assets                   $1,451  $  852  $1,370        $1,339   $1,042  $  843   $6,897  $1,219  $1,088  $    -  $   9,204

Corporate Assets                                                                                                             2,966

Discontinued Operations Assets                                                                                               1,016
                                                                                                                        ------------
Total Assets                                                                                                             $  13,186
                                ====================================================================================================
Depreciation/Amortization        $  187  $   92  $  191        $  174   $   62  $   68   $  774  $   93  $   44  $   13  $     924
                                ====================================================================================================
Capital Expenditures             $  280  $  216  $  305        $  313   $   96  $   51   $1,261  $   67  $   63  $   13  $   1,404
                                ----------------------------------------------------------------------------------------------------

  Corporate assets largely comprise short-term and long-term investments.

During the three years ended December 31, 1999, no single customer exceeded 10% of consolidated revenue.

The accounting policies of the segments are the same as those described in Summary of Accounting Policies.

Oilfield Services' net income eliminations include: certain headquarters administrative costs which are not allocated geographically, goodwill amortization, and certain costs maintained at the OFS level.

Nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), are not included in segment operating income.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. In each of the three years, only revenue in the US exceeded 10% of consolidated revenue. Revenue in the US in 1999, 1998 and 1997 was $2.5 billion, $3.4 billion and $3.5 billion, respectively.

Pension and Other Benefit Plans
-------------------------------

US PENSION PLANS
Schlumberger and its US subsidiary sponsor several defined benefit pension plans that cover substantially all employees. The benefits are based on years of service and compensation on a career-average pay basis. These plans are fully funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to annually contribute amounts that are allowable for federal income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 1999 were 7%, 4.5% and 9%, respectively. In 1998, the assumptions were 7.5%, 4.5% and 9%, respectively. In 1997, the assumptions were 8%, 4.5% and 8.5%, respectively.

Net pension cost in the US for 1999, 1998 and 1997, included the following components:

                                                            (Stated in millions)
                                                 1999              1998             1997
                                                 ----              ----             ----
Service cost-benefits
   earned during the period                       $45               $39              $33
Interest cost on projected
   benefit obligation                              73                68               61
Expected return on
   plan assets (actual
   return: 1999-$211;
   1998-$167; 1997-$165)                          (86)              (77)             (63)
Amortization of
   transition asset                                (2)               (2)              (2)
Amortization of prior
   service cost/other                               6                 3                4
                                                 ----              ----             ----
   Net pension cost                               $36               $31              $33
                                                 ====              ====             ====

Effective January 1, 1998, Schlumberger and its subsidiaries amended their pension plans to improve retirement benefits for retired employees. The funded status on December 31, 1997, reflects the amendment.

The change in the projected benefit obligation, plan assets and funded status of the plans on December 31, 1999 and 1998, was as follows:

                                                 (Stated in millions)
                                                1999              1998
                                               ------            ------
Projected benefit  obligation
   at beginning of the year                   $ 1,060           $   906
Service cost                                       45                39
Interest cost                                      73                68
Actuarial (gains) losses                          (70)               86
Benefits paid                                     (56)              (46)
Amendments                                          -                 2
Special termination benefits                        -                 9
Other                                               -                (4)
                                               ------            ------
Project benefit obligation
   at end of the year                         $ 1,052           $ 1,060
                                               ------            ------

Plan assets at market value
   at beginning of the year                   $ 1,119           $   978
Actual return on plan assets                      211               167
Employer contribution                               2                20
Benefits paid                                     (56)              (46)
                                               ------            ------
Plan assets at market value
   at end of the year                         $ 1,276           $ 1,119
                                               ------            ------
Excess of assets over
   projected benefit  obligation                  224                59
Unrecognized net gain                            (395)             (198)
Unrecognized prior service cost                    44                50
Unrecognized net asset
   at transition date                              (2)               (4)
                                               ------            ------
Pension liability                             $  (129)          $   (93)
                                               ======            ======

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were 7.75%, 4.5% and 9%, respectively, in 1999, and 7%, 4.5% and 9% respectively, in 1998. Plan assets on December 31, 1999, consisted of common stocks ($843 million), cash or cash equivalents ($152 million), fixed income investments ($197 million) and other investments ($84 million). Less than 1% of the plan assets on December 31, 1999, were represented by Schlumberger common stock.

NON-US PENSION PLANS
Outside the US, subsidiaries of Schlumberger sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. For all defined benefit plans, pension expense was $19 million, $17 million and $15 million in 1999, 1998 and 1997, respectively. The only significant defined benefit plan is in the UK.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 1999 were 7%, 4% and 9%, respectively. In 1998, the assumptions were 7.5%, 5% and 9%, respectively. In 1997, the assumptions were 8%, 5% and 8.5%, respectively.

Net pension cost in the UK plan for 1999, 1998 and 1997 (translated into US dollars at the average exchange rate for the periods), included the following components:

                                                                     (Stated in millions)
                                                1999               1998             1997
                                               ------             -----             ----
Service cost-benefits
   earned during the period                      $ 22               $18              $16
Interest cost on projected
   benefit obligation                              15                18               15
Expected return on
   plan assets (actual
   return: 1999-$96;
   1998-$22; 1997-$28)                            (33)              (30)             (25)
Amortization of transition
   asset and other                                 (6)               (6)              (5)
                                               ------             -----             ----
   Net pension cost                            $   (2)            $   -             $  1
                                               ======             =====             ====

The change in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

                                                   (Stated in millions)
                                                1999              1998
                                               ------            ------
Projected benefit  obligation
   at beginning of the year                    $  229            $  239
Service cost                                       22                18
Interest cost                                      15                18
Actuarial losses (gains)                           36               (37)
Benefits paid                                     (12)               (9)
                                               ------            ------
Projected benefit  obligation
   at end of the year                          $  290            $  229
                                               ------            ------

Plan assets at market value
   at beginning of the year                    $  366            $  350
Actual return on plan assets                       96                22
Employer contribution                               4                 3
Benefits paid                                     (12)               (9)
Plan assets at market value                    ------            ------
   at end of the year                          $  454            $  366
                                               ------            ------
Excess of assets over
   projected benefit  obligation                  164               137
Unrecognized net gain                            (135)             (114)
Unrecognized prior service cost                     2                 3
Unrecognized net asset
   at transition date                              (3)               (4)
                                               ------            ------
Pension asset                                  $   28            $   22
                                               ======            ======

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were 6.5% and 4%, respectively, in 1999, and 7% and 4%, respectively, in 1998; the expected long-term rate of return on plan assets was 9% in 1999 and 1998. Plan assets consisted of common stocks ($339 million), cash or cash equivalents ($90 million) and fixed income investments ($25 million). None of the plan assets represented Schlumberger common stock.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 1999, 1998 and 1997, were $24 million, $25 million and $25 million, respectively.

OTHER DEFERRED BENEFITS
In addition to providing pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs. Expenses for these programs were $73 million, $128 million and $127 million in 1999, 1998 and 1997, respectively.

HEALTH CARE BENEFITS
Schlumberger and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $53 million, $54 million and $46 million in 1999, 1998 and 1997, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Schlumberger and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 7% in 1999, 7.5% in 1998 and 8% in 1997. The overall medical cost trend rate assumption beginning December 31, 1996, was 9% graded to 5% over the next six years and 5% thereafter. Previously, the overall assumption had been 10% graded to 6% over the next six years and 6% thereafter.

Net periodic postretirement benefit cost in the US for 1999, 1998 and 1997, included the following components:

                                                                     (Stated in millions)
                                                 1999              1998             1997
                                                -----              ----             ----
Service cost-benefits
  earned during the period                      $  11              $ 11             $  9
Interest cost on accumulated
  postretirement benefit
    obligation                                     23                22               22
Amortization of unrecognized
  net gain and other                               (3)               (6)              (6)
                                                -----              ----             ----
                                                $  31              $ 27             $ 25
                                                =====              ====             ====

The change in accumulated postretirement benefit obligation and funded status on December 31, 1999 and 1998, was as follows:

                                                    (Stated in millions)
                                                 1999              1998
                                                 ----              ----
Accumulated postretirement
  benefit  obligation
   at beginning of the year                      $354              $313
Service cost                                       11                11
Interest cost                                      23                22
Actuarial (gains) losses                          (52)               18
Benefits paid                                     (16)              (11)
Acquisition                                         -                 1
                                                 ----              ----
Accumulated postretirement
  benefit  obligation
   at end of the year                             320               354
Unrecognized net gain                             124                74
Unrecognized prior service cost                     4                 5
                                                 ----              ----
Postretirement benefit
  liability on December 31                       $448              $433
                                                 ====              ====

The components of the accumulated postretirement benefit obligation on December 31, 1999 and 1998, were as follows:

                                                    (Stated in millions)
                                                 1999              1998
                                                 ----              ----
Retirees                                         $161              $165
Fully eligible                                     45                48
Actives                                           114               141
                                                 ----              ----
                                                 $320              $354
                                                 ====              ====

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 7.75% for 1999 and 7% for 1998.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 1999 would have been $39 million, and the accumulated postretirement benefit obligation would have been $372 million on December 31, 1999.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 1999 would have been $26 million, and the accumulated postretirement benefit obligation would have been $278 million on December 31, 1999.

Supplementary Information
-------------------------

Operating revenue and related cost of goods sold and services for continuing operations comprised the following:

Year ended                                                           (Stated in millions)
   December 31,                                1999              1998             1997
                                             --------          --------         --------
Operating revenue
   Sales                                     $  3,822          $  4,623         $  4,703
   Services                                     4,573             6,102            5,949
                                             --------          --------         --------
                                             $  8,395           $10,725          $10,652
                                             ========          ========         ========
Direct operating costs
   Goods sold                                $  2,461          $  2,916         $  2,949
   Services                                     4,288             5,498            4,899
                                             --------          --------         --------
                                             $  6,749          $  8,414         $  7,848
                                             ========          ========         ========

Cash paid for interest and income taxes for continuing operations was as follows:

Year ended                                                         (Stated in millions)
   December 31,                                 1999              1998             1997
                                               ------            ------           ------
Interest                                        $ 200             $ 128            $  77
Income taxes                                    $ 182             $ 299            $ 296

Accounts payable and accrued liabilities are summarized as follows:

Year ended                                                         (Stated in millions)
December 31,                                                      1999            1998
                                                                -------         --------
Payroll, vacation and
   employee benefits                                           $    564         $    582
Trade                                                               663              820
Taxes, other than income                                            169              176
Other                                                               887              962
                                                                -------         --------
                                                                $ 2,283         $  2,540
                                                                =======         ========

Interest and other income includes interest income, principally from short-term and long-term investments, of $235 million, $167 million and $99 million for 1999, 1998 and 1997, respectively, and in 1999, a gain of $103 million on the sale of financial instruments.

*      Mark of Schlumberger.
+      Microsoft and Windows are trademarks of Microsoft Corporation.
**     Rambus is a trademark of Rambus, Inc.
++     Trademark of Alternate Realities Corporation.
***    Trademark of Sun Microsystems, Inc.

To the Board of Directors and Stockholders of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  /s/  PricewaterhouseCoopers LLP
--------------------------------------
PricewaterhouseCoopers LLP
New York, New York
January 26, 2000

QUARTERLY RESULTS (UNAUDITED)
-----------------------------

The following table summarizes results for each of the four quarters for the years ended December 31, 1999 and 1998. Gross profit equals operating revenue less cost of goods sold and services.

                                                                (Stated in millions except per share amounts)
                                            Continuing Operations                           Total
                         --------------------------------------------------------   -----------------------
                                     Gross     Net    Earning per share /4/ Net     Earnings per share /4/
                                                      ---------------------         -----------------------
                         Revenue    Profit   Income     Basic     Diluted  Income     Basic       Diluted
                         -------    ------   ------   ---------   -------  ------   ---------   -----------
Quarters-1999
     First /1/           $ 2,177   $   342   $    69   $  0.13   $  0.12   $    89   $  0.16     $   0.16
     Second                2,012       429        91      0.17      0.16       128      0.23         0.23
     Third                 2,087       469       111      0.20      0.20       139      0.25         0.25
     Fourth /2/            2,179       406        58      0.11      0.10        11      0.02         0.02
                         -------   -------   -------   -------   -------   -------   -------     --------
                         $ 8,395   $ 1,646   $   329   $  0.60   $  0.58   $   367   $  0.67     $   0.65
                         =======   =======   =======   =======   =======   =======   =======     ========

Quarters-1998
     First               $ 2,766   $   758   $   297   $  0.55   $  0.53   $   378   $  0.70     $   0.67
     Second                2,807       742       283      0.52      0.50       387      0.71         0.69
     Third /3/             2,642       222      (135)    (0.25)    (0.24)      (29)    (0.05)       (0.05)
     Fourth                2,510       589       173      0.32      0.31       278      0.51         0.50
                         -------   -------   -------   -------   -------   -------   -------     --------
                         $10,725   $ 2,311   $   618   $  1.14   $  1.10   $ 1,014      1.86   $     1.81
                         =======   =======   =======   =======   =======   =======   =======     ========

/1/ Includes an after-tax charge of $58 million ($0.10 per share--diluted). /2/ Includes an after-tax charge of $71 million ($0.13 per share--diluted). /3/ Includes an after-tax charge of $368 million ($0.65 per share--diluted). /4/ Due to rounding, the addition of earnings per share by quarter may not equal total earnings per share for the year.

Item 9    Changes in and Disagreements with Accountants on Accounting
          -----------------------------------------------------------
          and Financial Disclosures
          -------------------------
NONE

PART III
--------

Item 10   Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

See Part I (commencing on page 5 through page 7) for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, "Election of Directors", in the Company's Proxy Statement dated March 8, 2000 for the April 12, 2000 Annual General Meeting, and is incorporated by reference.

Item 11   Executive Compensation
-------   ----------------------

The information set forth under "Executive Compensation" (other than that set forth under the subcaptions "Corporate Performance Graph" and "Compensation Committee Report on Executive Compensation") in the Company's Proxy Statement dated March 8, 2000 is incorporated by reference.

Item 12   Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

The information with respect to Item 12 is set forth in the Company's Proxy Statement dated March 8, 2000 under the caption, "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

Item 13   Certain Relationships and Related Transactions
-------   ----------------------------------------------

Information regarding this item may be found on page 3, the last two sentences of footnote 3, in the Company's Proxy Statement dated March 8, 2000 for the April 12, 2000 Annual General Meeting and is incorporated by reference.

PART IV

Item 14   Exhibits  Financial Statement Schedules and Reports on Form 8-K
-------   --------  -----------------------------------------------------


The following documents are filed as part of this report:       Page(s)


     (1)  Financial Statements


          Consolidated Statement of Income
          for the three years ended December 31, 1999             28


          Consolidated Balance Sheet
          at December 31, 1999 and 1998                           29


          Consolidated Statement of Cash Flows
          for the three years ended December 31, 1999             30


          Consolidated Statement of Stockholders' Equity
          for the three years ended December 31, 1999             31


          Notes to Consolidated Financial Statements              32 to 51

          Report of Independent Accountants                       52


          Quarterly Results (Unaudited)                           53


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


     (2)  Financial Statement Schedules not required.


     (3)  The following Exhibits are filed:


          Deed of Incorporation
          as last amended on April 29, 1997                       Exhibit 3


          By-Laws
          as last amended on October 20, 1993                     Exhibit 3


          Schlumberger 1994 Stock Option Plan*
          as amended on January 5, 1995                           Exhibit 10(a)


          Schlumberger 1994 Stock Option Plan*
          Second Amendment                                        Exhibit 10(b)


          Schlumberger 1994 Stock Option Plan*
          Third Amendment                                         Exhibit 10(c)


          Schlumberger Limited Supplementary Benefit Plan*
          as amended on January 1, 1995                           Exhibit 10(d)


          Schlumberger 1989 Stock Incentive Plan*
          as amended                                              Exhibit 10(e)


___________________________
* Compensatory plan required to be filed as an exhibit.

          Schlumberger 1989 Stock Incentive Plan*
          Third Amendment                                         Exhibit 10(f)


          Schlumberger Restoration Savings Plan*                  Exhibit 10(g)


          Schlumberger 1998 Stock Option Plan*                    Exhibit 10(h)


          Schlumberger 1998 Stock Option Plan*
          First Amendment                                         Exhibit 10(i)


          1997 Long-Term Incentive Plan of Camco
          International Inc.; Long-Term Incentive Plan
          of Camco International Inc. Production Operators
          Corp. 1992 Long-Term Incentive Plan;
          Camco 1996 Savings Related Share Option
          Scheme; Camco International Inc. Amended
          and Restated Stock Option Plan for
          Nonemployee Directors                                   Exhibit 10(j)


          Subsidiaries                                            Exhibit 21


          Consent of Independent Accountants                      Exhibit 23


          Powers of Attorney                                      Exhibit 24


             (a) Don E. Ackerman - dated 1/14/00
             (b) D. Euan Baird - dated 1/17/00
             (c) John Deutch - dated 1/19/00
             (d) Victor E. Grijalva - dated 1/17/00
             (e) Denys Henderson - dated 1/19/00
             (f) Andre Levy-Lang - dated 1/18/00
             (g) William T. McCormick, Jr. - dated 1/21/00
             (h) Didier Primat - dated 1/20/00
             (i) Nicolas Seydoux - dated 1/19/00
             (j) Linda G. Stuntz - dated 1/18/00
             (k) Sven Ullring - dated 1/17/00
             (l) Yoshihiko Wakumuto - dated 1/27/00


          Financial Data Schedule                                 Exhibit 27


          Additional Exhibit:
          Form S-8 Undertakings                                   Exhibit 99


One report on Form 8-K, dated December 30, 1999, was filed by the registrant with the Securities and Exchange Commission.




___________________________
* Compensatory plan required to be filed as an exhibit.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCHLUMBERGER LIMITED

Date:  March 30, 2000             By:     /s/ Jack Liu
                                     --------------------------------
                                           Jack Liu
                                  Executive Vice President, Chief Financial
                                  Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                                        Title
--------------------------------           ------------------------------


             *
---------------------------------          Director, Chairman, President and
        D. Euan Baird                      Chief Executive Officer

             *
---------------------------------          Director, Vice Chairman
      Victor E. Grijalva

        /s/ Jack Liu
---------------------------------          Executive Vice President, Finance,
          Jack Liu                         Chief Financial Officer, and Chief
                                           Accounting Officer

             *
---------------------------------          Director
       Don E. Ackerman

             *
---------------------------------          Director
        John Deutch

             *
---------------------------------          Director
       Denys Henderson


             *
---------------------------------          Director
       Andre Levy-Lang

                                  SIGNATURES

             Name                          Title
---------------------------------          ----------------------------------


              *
---------------------------------          Director
    William T. McCormick, Jr.

              *
---------------------------------          Director
         Didier Primat

              *
---------------------------------          Director
         Nicolas Seydoux

              *
---------------------------------          Director
        Linda G. Stuntz

              *
---------------------------------          Director
         Sven Ullring

              *
---------------------------------          Director
       Yoshihiko Wakumoto


      /s/ James L. Gunderson               March 30, 2000
----------------------------------
*  By James L. Gunderson   Attorney-in-Fact

                               INDEX TO EXHIBITS



                                                           Exhibit        Page

Deed of Incorporation as last amended on April 28, 1997       3             -
incorporated by reference to Form 10-Q for the period ended March 31, 1997

By-Laws as last amended on October 20, 1993, incorporated
by reference to Exhibit 3 to Form 10-K for 1993               3             -

Schlumberger 1994 Stock Option Plan, as amended on January   10(a)          -
5, 1995, incorporated by reference to Exhibit 10(a) to Form 10-K for year 1995

Schlumberger 1994 Stock Option Plan - Second Amendment       10(b)         61

Schlumberger 1994 Stock Option Plan - Third Amendment        10(c)         62

Schlumberger Limited Supplementary Benefit Plan, as          10(d)          -
amended, on January 1, 1995, incorporated by reference to Exhibit 10(b) to Form 10K for 1996

Schlumberger 1989 Stock Incentive Plan, as amended,          10(e)          -
incorporated by reference to Exhibit 10(c) to Form
10-K for year 1995

Schlumberger 1989 Stock Incentive Plan - Third Amendment     10(f)         63

Schlumberger Restoration Savings Plan, incorporated by
reference to Exhibit 10(f) to Form 10-K for year 1995        10(g)          -

Schlumberger 1998 Stock Option Plan, incorporated by
reference to Exhibit 10(g) to Form 10-K for year 1997        10(h)          -

Schlumberger 1998 Stock Option Plan - First Amendment        10(i)         64

1997 Long-Term Incentive Plan of Camco International Inc.;   10(j)          -
Long-Term Incentive Plan of Camco International Inc.;
Production Operators Corp. 1992 Long-Term Incentive Plan;
Camco 1996 Savings Related Share Option Scheme;
Camco International Inc. Amended and Restated Stock Option
Plan for Nonemployee Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998

Subsidiaries                                                 21            65

Consent of Independent Accountants                           23            66

                               INDEX TO EXHIBITS

                                                            Exhibit     Page

Powers of Attorney                       dated:
     Don E. Ackerman                 January 14, 2000        24(a)       67
     D. Euan Baird                   January 17, 2000        24(b)       68
     John Deutch                     January 19, 2000        24(c)       69
     Victor E Grijalva               January 17, 2000        24(d)       70
     Denys Henderson                 January 19, 2000        24(e)       71
     Andre Levy-Lang                 January 18, 2000        24(f)       72
     William T. McCormick, Jr.       January 21, 2000        24(g)       73
     Didier Primat                   January 20, 2000        24(h)       74
     Nicolas Seydoux                 January 19, 2000        24(i)       75
     Linda G. Stuntz                 January 18, 2000        24(j)       76
     Sven Ullring                    January 17, 2000        24(k)       77
     Yoshihiko Wakumoto              January 27, 2000        24(l)       78



Financial Data Schedule
                                                             27          79

Additional Exhibits:                                         99          80
     Form S-8 Undertakings