Form 10-Q
period 2000-03-31
SCHLUMBERGER LTD /NY/
filed 2000-05-12
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                -----------------------------------------------

For the Quarter ended:                        Commission file No.:
March 31, 2000                                       1-4601
--------------------                          --------------------



                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
             (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                        52-0684746
    --------------------                        ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                       10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                    75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                  2514 JG
 --------------------                           -------------
(Addresses of principal executive                (Zip Codes)
  offices)


Registrant's telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                           NO
                   -                               --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at April 30, 2000
                 -----                       -----------------------------



COMMON STOCK, $0.01 PAR VALUE                         569,059,240

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1 :Financial Statements
----------------------------

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)

                  (Stated in thousands except per share amounts)

                                           Three Months Ended March 31,
                                        ----------------------------------
                                              2000            1999 (3)
REVENUE:
Operating                                 $  2,137,442    $  2,117,304
Interest & other income                         76,110         164,111
                                          ------------    ------------
                                             2,213,552       2,281,415
                                          ------------    ------------
Expenses:
Cost of goods sold and services              1,633,623       1,775,577
Research & engineering                         131,042         131,843
Marketing                                      103,009         103,283
General                                        104,234          99,190
Interest                                        63,096          44,954
                                          ------------    ------------
                                             2,035,004       2,154,847
                                          ------------    ------------
Income from continuing operations
  before taxes                                 178,548         126,568

Taxes on income                                 42,390          57,525
                                          ------------    ------------

Income from continuing operations (1)          136,158          69,043

Income from discontinued operations,
  net of tax (2)                                    -           20,124
                                          ------------    ------------

Net Income                                $    136,158    $     89,167
                                          ============    ============

Basic Earnings Per Share
  Continuing Operations                   $       0.24    $       0.12
  Discontinued Operations                           -             0.04
                                          ------------    ------------
  Net Income                              $       0.24    $       0.16
                                          ============    ============

Diluted Earnings Per Share
  Continuing Operations (1)               $       0.24    $       0.12
  Discontinued Operations (2)                       -             0.04
                                          ------------    ------------
  Net Income                              $       0.24    $       0.16
                                          ============    ============

Average Shares Outstanding                     566,886         546,377
                                          ============    ============

Average Shares Outstanding
  assuming dilution                            576,541         559,914
                                          ============    ============

Depreciation and amortization
  included in expenses                    $    254,290    $    252,008
                                          ============    ============

Dividends declared per share              $     0.1875    $     0.1875
                                          ============    ============

1) The three month 1999 results from Continuing Operations include a pretax charge of $147 million partially offset by a pretax gain of $103 million (net -$58 million after tax, $0.10 per share - diluted), consisting of the following:

- A charge of $118 million ($118 million after tax) related to the downsizing of its global Oilfield Services activities, including $108 million of severance cost and $10 million for asset impairments.

- A charge of $29 million ($20 million after tax) related to RMS and Test & Transactions, consisting principally of $16 million of severance cost at several RMS facilities resulting from a downturn in business and $5 million of asset write-downs.

- A credit of $103 million ($80 million after tax) from the gain on the sale of financial instruments received in connection with the 1998 sale of RPS.
The pretax gain on the sale of financial instruments is included in Interest & other income.
The pretax charge of $147 million is classified in Cost of goods sold and services.

2) Discontinued Operations in 1999 include the operating results of the spun-off Sedco Forex business and an after-tax charge of $33 million ($0.06 per share- diluted) for severance costs ($13 million) and legal claims.

3)  Restated for comparative purposes.

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (Unaudited)


                                                             (Dollars in thousands)
                                                        Mar. 31,           Dec. 31,
                                                          2000               1999
ASSETS                                              ---------------  ------------------

CURRENT ASSETS:
Cash and short-term investments                         $ 4,299,436         $ 4,389,837
Receivables less allowance for doubtful accounts
   (2000 - $88,542; 1999 - $89,030)                       2,542,726           2,429,842
Inventories                                               1,306,558           1,268,500
Deferred taxes on income                                    289,636             259,257
Other current assets                                        273,538             258,532
                                                     ---------------  ------------------
                                                          8,711,894           8,605,968

LONG-TERM INVESTMENTS, HELD TO MATURITY                     733,491             726,496

INVESTMENTS IN AFFILIATED COMPANIES                         549,833             535,434

FIXED ASSETS:
Property, plant and equipment                             9,683,266           9,639,274
Less accumulated depreciation                            (6,187,818)         (6,078,534)
                                                     ---------------  ------------------
                                                          3,495,448           3,560,740
EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization                   1,352,945           1,333,681
DEFERRED TAXES ON INCOME                                    193,818             209,597
OTHER ASSETS                                                135,052             109,276
                                                     ---------------  ------------------

                                                       $ 15,172,481        $ 15,081,192
                                                     ===============  ==================

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                $ 2,216,185         $ 2,282,884
Estimated liability for taxes on income                     406,107             383,159
Bank loans                                                  437,238             444,221
Dividend payable                                            106,796             106,653
Long-term debt due within one year                          164,260             257,571
                                                     ---------------  ------------------
                                                          3,330,586           3,474,488

LONG-TERM DEBT                                            3,281,077           3,183,174
POSTRETIREMENT BENEFITS                                     458,760             451,466
OTHER LIABILITIES                                           262,222             251,036
                                                     ---------------  ------------------
                                                          7,332,645           7,360,164
                                                     ---------------  ------------------

STOCKHOLDERS' EQUITY:
Common stock                                              1,850,160           1,820,186
Income retained for use in the business                   7,946,514           7,916,612
Treasury stock at cost                                   (1,824,636)         (1,878,612)
Translation adjustment                                     (132,202)           (137,158)
                                                     ---------------  ------------------
                                                          7,839,836           7,721,028
                                                     ---------------  ------------------

                                                       $ 15,172,481        $ 15,081,192
                                                     ===============  ==================

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)

                                                                             (Dollars in thousands)
                                                                                Three Months Ended
                                                                                   March 31,
Cash flows from operating activities:                                        2000                1999
                                                                          ---------            --------
  Net income from continuing operations                                   $ 136,158           $  69,043
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                                        254,290             252,008
       Earnings of companies carried at equity,
         less dividends received (Dividends:
         2000 - $0; 1999 - $455)                                             (3,601)             (2,476)
       Provision for losses on accounts receivable                           10,768              10,976
       Change in operating assets and liabilities:
       (Increase) decrease  in receivables                                 (145,558)             94,468
       (Increase) in inventories                                            (49,811)            (29,533)
       (Increase) decrease in deferred taxes on income                      (30,379)              4,529
       (Decrease) in accounts payable and accrued
         liabilities                                                        (42,949)           (166,399)
       Increase (decrease)  in estimated liability
         for taxes on income                                                 24,584              (9,204)
       Charge                                                                     -              57,568
       Other - net                                                              496              31,097
                                                                            -------             -------
   Net cash provided by operating activities                                153,998             312,077
                                                                            -------             -------
Cash flows from investing activities:
   Purchase of fixed assets                                                (210,612)           (225,109)
   Sales/retirements of fixed assets                                         28,794             (12,702)
   Decrease in investments                                                   94,393              72,596
   Sale of financial instruments                                                  -             203,572
   Business acquired                                                        (27,728)                  -
   (Increase) decrease in other assets                                      (31,414)              2,831
     Discontinued operations                                                      -             (78,176)
                                                                            -------             -------
   Net cash used in investing activities                                   (146,567)            (36,988)
                                                                            -------             -------
Cash flows from financing activities:
   Dividends paid                                                          (106,112)           (102,396)
   Proceeds from exercise of stock options                                   83,950              21,185
   Proceeds from issuance of long-term debt                                 385,461             556,983
   Payments of principal on long-term debt                                 (353,374)           (600,077)
   Net (decrease) in short-term debt                                         (4,354)           (123,355)
                                                                            -------             -------
   Net cash provided by (used in) financing activities                        5,571            (247,660)
                                                                            -------             -------
Net increase in cash                                                         13,002              27,429
Cash, beginning of period                                                   132,589             105,321
                                                                          ---------           ---------
Cash, end of period                                                       $ 145,591           $ 132,750
                                                                          =========           =========

                See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                              STOCKHOLDERS' EQUITY
                              --------------------
                                  (Unaudited)

                                                                           (Dollars in thousands)
                                       Common Stock
                                ----------------------------   Retained     Translation    Comprehensive
                                  Issued      In Treasury       Income       Adjustment         Income
                                ------------ ---------------  ------------  -------------  --------------
Balance, January 1, 2000         $1,820,186    $ (1,878,612)   $7,916,612     $ (137,158)  $      -

Net Income                                                        136,158                        136,158

Translation adjustment                                                             4,956           4,956

Dividends declared                                               (106,256)

Shares sold to optionees             29,974          53,976

                                ------------ ---------------  ------------  -------------  --------------
Balance, March 31, 2000          $1,850,160    $ (1,824,636)   $7,946,514     $ (132,202)  $     141,114
                                ============ ===============  ============  =============  ==============


                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1999 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the first quarter of 2000:

                (Stated in thousands except per share amounts)

                                            Average
                             Net            Shares           Earnings
First Quarter              Income         Outstanding       per Share
-------------            ----------       -----------       ---------

Basic                      $136,158         566,886           $0.24
Effect of dilution:
    Options                                   9,655               -
                         ----------       ---------        ----------
                           $136,158         576,541           $0.24
                         ==========       =========        ==========


1999 FOURTH QUARTER CHARGE
--------------------------

In December 1999, Schlumberger recorded a pretax charge of $77 million related to the asset impairments ($56 million) and severance costs ($13 million - 300 people) for reductions in the marine seismic fleet and restructuring of its land drilling activity.

At March 31, 2000, $8 million of the severance costs (200 people) and substantially all charges related to the asset impairments had been incurred.

DISCONTINUED OPERATIONS
-----------------------

Discontinued operations, in 1999, reflect the net operating results after taxes of Schlumberger's offshore contract drilling business, Sedco Forex, which was spun-off in December 1999.
Summarized financial information for the discontinued operations for the three months ended March 31, 1999 is as follows:

  Operating revenue               $ 189 million
  Income before taxes             $  16 million
  Income after taxes              $  20 million

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

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

Investments in affiliated companies include Schlumberger's 40% investment of $417 million in the MI Drilling Fluids joint venture.

SEGMENT INFORMATION
-------------------

                                                                                                         (Stated in millions)
                           North     Latin      Europe       Other      Elims/    Total                   Elims/
First Quarter 2000        America   America   CIS/W. Afr.   Eastern     Other     OFS     RMS    T&T      Other    Consolidated
------------------       --------   -------   -----------   -------    -------   ------  ----   -----    -------  --------------
Revenue                    $511      $249       $338         $380       $50      $1,528  $324    $307     $(22)     $2,137
                         =======================================================================================================
Segment Income              $38        $4        $13          $54        $7        $116    $7     $2        $3        $128
Income Tax Expense           24         5         11           10         6          56     4     (2)      (16)         42
                         -------------------------------------------------------------------------------------------------------
Pretax Segment Income       $62        $9        $24          $64       $13        $172   $11     $0      $(13)       $170
                         ---------------------------------------------------------------------------------------
Interest Income                                                                                                         71
Interest Expense                      $(1)                                                                             (62)
                                                                                                                  --------------
Pretax Income                                                                                                         $179
                         -------------------------------------------------------------------------------------------------------

                           North     Latin      Europe       Other      Elims/    Total                   Elims/
First Quarter 1999        America   America   CIS/W. Afr.   Eastern     Other     OFS     RMS    T&T      Other    Consolidated
------------------       --------   -------   -----------   -------    -------   ------  ----   -----    -------  --------------

Revenue                    $388      $214       $432         $430       $39      $1,503  $345    $270     $  (1)     $2,117
                         =======================================================================================================
Segment Income              $11        $3        $27          $70        $0        $111    $1      $6       $(4)       $114
Income Tax Expense (1)        6         3         14           18         3          44     5       2        (8)         43
                         -------------------------------------------------------------------------------------------------------
Pretax Segment Income       $17        $6        $41          $88        $3        $155    $6      $8      $(12)       $157
                         ---------------------------------------------------------------------------------------
Interest Income                                                                                                          55
Interest Expense                      $(3)                                                                              (42)
Sale of Financial Inst.                                                                                                 103
Charge & Other                                                                                                         (146)
                                                                                                                  --------------
Pretax Income                                                                                                          $127
                         -------------------------------------------------------------------------------------------------------

(1) Income tax expense excludes a net charge of $14 million related to the charge.

Nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), are not included in segment operating income.

BUSINESS REVIEW
---------------

                                                                                          (Stated in millions)
                                                                Resource
                                 Oilfield                      Management                        Test &
                                 Services                       Services                      Transactions (2)
                             ------------------------------------------------------------------------------------
First Quarter                  2000      1999  % chg         2000      1999  % chg       2000     1999  % chg
                             -------- -------- ------       ------    -----  ------     -----    ------ ---------
Operating Revenue            $1,528     $1,503   2%          $324      $345   (6)%       $307     $270    14%
Pretax Operating
Income (1)                     $172      $ 155  11%           $11        $6  101%         $ -      $ 8     -


(1) Pretax operating income represents income before taxes, excluding interest expense, interest income and the first quarter 1999 net charge.
(2) Test & Transactions results include Schlumberger Omnes, formerly a joint venture, which was 100% acquired during the third quarter of 1999.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

               First Quarter 2000 Compared to First Quarter 1999
               -------------------------------------------------

First quarter operating revenue of $2.14 billion was 1% higher versus last year.

Income from continuing operations was $136 million ($0.24 per share-diluted) compared with $127 million ($0.23 per share - diluted) last year, before the 1999 first quarter net charge.

Earnings per share, excluding goodwill amortization was $0.27 per share (diluted) compared with $0.26 per share (diluted and before the 1999 first quarter net charge) for the same period last year.

Oilfield Services revenue increased 2% versus the first quarter of 1999 as the worldwide M-I rig count grew 25%. Compared with the fourth quarter of 1999, revenue increased 1%.

Resource Management Services revenue was 6% lower than in the first quarter last year. Excluding the adverse effect of currency exchange rates, revenue increased 2%.

Test & Transactions revenue increased 14% versus the same period last year.


OILFIELD SERVICES

Oilfield Services operating revenue in the first quarter increased 1% sequentially and 2% versus the same period last year, mainly due to the improved activity levels in North America. The worldwide M-I rig count increased 5% sequentially and 25% year over year.

Pretax operating income in the first quarter increased 11% versus the same period last year, despite a substantial loss from Reservoir Evaluation Seismic activity as compared with last year. Pretax operating income grew 4% versus the prior quarter. Compared with the same period last year, revenue increased in North and South America and decreased in all other major geographical regions. Oilfield

Services geographical results include Camco activity.

In January, Schlumberger launched a new energy business-to-business e-commerce portal, www.IndigoPool.com, offering the first Internet-based global service for acquisitions and divestitures of oil and gas properties. Through IndigoPool.com, oil and gas companies, regulatory agencies and brokers are able to market their properties on-line to a worldwide audience, with secure access to commercial and proprietary data sets, scaleable property marketing services and virtual data interpretation centers. In addition, customers will have access to evaluation tools, consulting services and industry-related news.

The Merak division of GeoQuest and Wood Mackenzie, a division of Deutsche Bank AG, formed a strategic alliance to jointly develop economic analysis and data mapping software for the oil and gas industry, providing customers with a common set of advanced tools and expert information for a range of activities from scoping and planning of exploration opportunities to the planning of commercial projects and financial appraisals.

In late March, Schlumberger introduced the land component of the revolutionary Q* seismic data acquisition and processing system at a special event in Bahrain. The new Q-Land* digital land seismic system offers significant improvements in the imaging of reservoirs to show details that are not visible using conventional technology.

North America
-------------
In North America, first quarter revenue of $511 million increased 5% sequentially and 32% compared with the first quarter of 1999 as the M-I rig count increased 49% year over year. Pretax operating income increased 14% sequentially and 275% year over year. Compared with last year, revenue increased across all oilfield services with Reservoir Evaluation Wireline and pressure pumping services posting the highest levels of growth. The continued shift toward natural gas drilling led to increased activity in all areas except Alaska, with both the lower 48 states and Canada up substantially versus the same quarter last year. Positive pricing trends continued throughout the region due to the introduction of new value-added technology and to increasing demand. First quarter revenue for well productivity-related services showed improvement over the prior as a result of pricing changes and the launch of the new PowerSTIM* well optimization service in the US.

Latin America
-------------
In Latin America, first quarter revenue of $249 million decreased 3% sequentially but increased 17% year over year as the M-I rig count increased 15% versus the same period last year. Pretax operating income showed strong improvement sequentially and increased 30% year over year. Revenue in all geographic regions increased by double digits versus last year, with Venezuela posting the largest increase. Marine seismic revenue showed a second straight quarter of improvement, with significant sales of Brazilian multiclient surveys.

The Schlumberger Electrical Hydraulic Deepwater Control System (E/H DWCS* system) was used in conjunction with a SenTREE*-3 subsea test tree system to perform a 114-hour "full package" exploration test campaign in 5896 feet (1797 meters) of water offshore Brazil. This second successful job for the E/H DWCS system highlighted the advances in deepwater subsea technology and equipment reliability that continue to bring benefits to the industry and permit testing operations to be safely performed in water depths up to 10,000 feet [3048 meters].

The Burgos Alliance Project, focusing on the optimization of drilling and completion techniques for gas in northern Mexico, continued to reduce the cycle time required to drill and complete wells. The techniques and technologies developed in this project can be successfully employed in the expanding gas drilling activity in other geographic markets as well.

Europe/CIS/West Africa
----------------------
Quarterly revenue of $338 million increased 3% sequentially but declined 22% year over year. The M-I rig count was up 10% versus the fourth quarter of 1999, and down 1% over the same period last year, excluding the CIS. Pretax operating income decreased 12% sequentially and 42% year over year. Geographically, the CIS was the only area reporting a revenue increase year over year, driven primarily by well productivity related services. All other areas were down versus last year, with Reservoir Evaluation Seismic services posting the largest decline.

The successful use of 3D multicomponent seismic data to significantly reduce well construction costs was demonstrated in a value sharing drilling project in the North Sea. The superior quality of the 3D/4C seismic data resulted in a much clearer image of the subsurface, enabling a joint team to accurately identify and plan around potential drilling hazards between the surface and the target reservoir. The well was subsequently drilled and completed successfully, without the costly adverse drilling events that had plagued previous wells in the field.

Other Eastern Hemisphere
------------------------
Quarterly revenue of $380 million was flat sequentially and down 12% year over year, while the M-I rig count declined 8% year over year. Pretax operating income declined 16% sequentially and 27% year over year. Compared with the same period last year, well intervention services and data and consulting services showed appreciable growth.

Activity related to maximizing well productivity continued to increase throughout the region, highlighted by the successful introduction of CoilFRAC* stimulation technology in Indonesia -- the first application outside North America. CoilFRAC technology provides cost-effective service using coiled tubing to access new or bypassed productive zones for hydraulic fracturing.

RESOURCE MANAGEMENT SERVICES

Resource Management Services (RMS) revenue and orders decreased 6% versus the first quarter of 1999. Excluding the adverse effect of currency exchange rates, revenue and orders increased 2%. Pretax operating income in the first quarter rose, mainly due to gains in the UK, the US and South America.

In North America, revenue grew 3% compared with the first quarter of 1999, while orders rose 12%, spurred by the increased interest in the Centron* static electricity meter with built-in communication and networking capabilities. Increased shipments of the Protectus* large industrial meter and of radio-frequency (RF) remote-read R900* and R300* meter interface units also helped the increase in revenue for the quarter. In February, Schlumberger agreed to acquire the assets of CellNet Data Systems, Inc., a market-leading provider of telemetry services for the development and deployment of large-scale automatic meter reading systems. The acquisition is being handled through a Chapter 11 procedure and is subject to final approval by the bankruptcy court. Schlumberger also acquired an exclusive utility industry license to Metricom Inc.'s UtiliNet RF technology to enhance the ability of RMS to provide a broader array of high-end data collection and control systems solutions to its electric, water and gas clients.

In Europe, revenue in the first quarter declined 14% versus the first quarter of 1999, with orders down 20% over the same period. In continental Europe, the devaluation of the Euro against the dollar accounted for most of the revenue decline. While electricity business revenue was generally weaker due to continued pressure on prices, the gas business in the UK was up significantly.

In South America, revenue grew 16% versus last year led by a significant increase in Brazil, where the January 1999 currency devaluation adversely impacted activity in the first half of last year. Orders in South America were up by 33%. In Asia, revenue rose 27% compared with the same period last year, while improved economic conditions helped orders increase by 61%.

Revenue from the RMS integrated solutions business grew 10% during the quarter compared with last year, with increased momentum seen across all regions. The RMS integrated solutions activities include packaged meter, data and revenue management services for energy suppliers, network operators and consumers, in addition to consulting, project design, implementation, management, maintenance, operation and financial services.

TEST & TRANSACTIONS

Test & Transactions first quarter orders increased 51% compared with the same quarter last year and 51% versus last quarter. The increase in orders includes a major contribution from the Omnes contract to manage the Schlumberger global network. Revenue, including Omnes, increased 14% compared with the same quarter last year and fell 6% compared with the prior quarter.

Smart Cards & Terminals orders increased 31% year over year and 25% compared with the fourth quarter of 1999. Revenue increased 13% versus the same quarter of last year but was off 8% versus a seasonally strong prior quarter. For the third consecutive quarter, sales and orders for smart cards were led by strong demand from the Global System for Mobile (GSM) communications market in both Asia and Europe. The recent introduction of the Simera card (open Java* programmable SIM card) has resulted in market share gains in all regions. European SIM (subscriber identity module) card sales for the quarter doubled over last year. Asian SIM card activity showed continued strong growth, with significant orders and revenue from China. Payphone activity improved in both the Middle East and Asia.

Automated Test Equipment (ATE) orders for the first quarter, including SABER* (Schlumberger Advanced Business Engineering

Resources) and service activities, improved 24% versus the same quarter last year and 61% compared with last quarter. The growth in orders over last quarter is attributable to the strong demand from Europe and Taiwan for SOC (system on a chip) test systems, initial orders for Rambus** production test systems and entry into the front-end wafer inspection market. Revenue for the first quarter decreased 18% versus the same quarter last year and 12% compared with the prior quarter. The revenue decline is primarily due to reduced demand for high-end logic systems. SABER continued to report record revenue and orders. SABER orders were strongest in North America due to the regional density of fabless design companies engaging its services.

Omnes orders in the first quarter were characterized by strong activity in North America, South America and Asia and reflected growing requirements for services related to local and wide area network (LAN and WAN) activity and firewall security. Omnes revenue for the quarter increased 12% versus last quarter.

INCOME STATEMENT

Interest and other income decreased by $88 million from the same period last year as a $15 million increase in interest income, resulting from higher average investment balances and investment returns, was offset by the first quarter 1999 gain of $103 million on the sale of financial instruments relating to the sale of Retail Petroleum Systems. Gross margin increased from 16% to 24% as 1999 included $147 million of charges. Excluding these charges, gross margin in 1999 was 23%. Research and engineering and Marketing expenses remained flat over last year. General expense, expressed as a percentage of operating revenue, increased from 4.6% to 4.9%. Interest expense increased $18 million as an increase in average borrowing rates offset the effect of slightly lower average debt balances. Effective tax rate of 24% decreased two percentage points from last year.

ACQUISITIONS
------------

In January 2000, Schlumberger acquired Telweb, Inc., an Internet access company based in Quebec, Canada. The acquisition was accounted for using the purchase method of accounting and costs in excess of net assets acquired were $28 million, which is being amortized on a straight-line basis over 10 years.

NEW ACCOUNTING STANDARDS
------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that Schlumberger recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard is effective in the year 2001 for Schlumberger. Schlumberger uses derivative instruments such as interest rate swaps, currency swaps, forward currency contracts and foreign currency options. Forward currency contracts provide a hedge against currency fluctuations on assets/liabilities denominated in other than a functional currency. Options are usually entered into to hedge against currency variations on firm commitments generally involving the construction of long-lived assets. Schlumberger does not anticipate that the implementation of the new standard in 2001 will have a material effect on the consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------

Schlumberger cautions that, except for historical information, statements in this Form 10-Q report and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which Schlumberger operates and growth opportunities for Schlumberger in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: the extent and duration of the recovery in oil prices; continuing customer commitment to certain key oilfield projects; changes in E&P spending by major oil companies; the extent and timing of utilities' investment in integrated solutions to utility management; noncancellation of key long-term services and solutions contracts; growth in demand for smart cards in e-commerce and Internet-enabled solutions and for RDRAM memory devices and high-end logic devices produced by Schlumberger test equipment customers; general economic and business conditions in key regions of the world; and changes in business strategy or development plans relating to targeted Schlumberger growth opportunities.



Item 3: Quantitative and Qualitative Disclosure about Market Risk.
------------------------------------------------------------------

Schlumberger does not believe it has a material exposure to financial market risk. Schlumberger manages the exposure to interest rate by using a mix of debt maturities and variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs. With regard to foreign currency fluctuations, Schlumberger enters into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions in foreign currencies. Schlumberger does not enter into foreign currency or interest rate transactions for speculative purposes.



*      Mark of Schlumberger
**     Rambus is a registered trademark of Rambus, Inc.




                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

a)The Annual General Meeting of Stockholders of the Registrant ("the Meeting") was held on April 12, 2000.


b)At the Meeting, the number of Directors was fixed at 12 and the following-named 12 individuals were elected to comprise the entire Board of Directors of the Registrant, each to hold office until the next Annual General Meeting of Stockholders and until a director's successor is elected and qualified or until a director's death, resignation or removal. All of the nominees were directors who were previously elected by the stockholders.


 Don E. Ackerman
 D. Euan Baird
 John Deutch
 Victor E. Grijalva
 Denys Henderson
 Andre Levy-Lang
 William T. McCormick, Jr.
 Didier Primat
 Nicolas Seydoux
 Linda Gillespie Stuntz
 Sven Ullring
 Yoshihiko Wakumoto


c)The Meeting also voted (i) to approve the Company's Consolidated Balance Sheet as at December 31, 1999, its Consolidated Statement of Income for the year ended December 31, 1999, and the declaration of dividends reflected in the Company's 1999 Annual Report to Stockholders; and (ii) to approve the appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the accounts of the Company for the year 2000.


 The votes cast for the election of directors, for the approval of financial statements and dividends and for the approval of the appointment of PricewaterhouseCoopers LLP were as follows:


                                  For       Withheld
                              -----------  ----------
 Don E. Ackerman              451,697,104   1,942,633
 D. Euan Baird                451,829,074   1,810,663
 John Deutch                  451,624,079   2,015,658
 Victor E. Grijalva           451,828,323   1,811,414
 Denys Henderson              435,716,427  17,923,310
 Andre Levy-Lang              451,764,138   1,875,599
 William T. McCormick, Jr.    451,845,903   1,793,834
 Didier Primat                451,834,352   1,805,385
 Nicolas Seydoux              451,775,662   1,864,075
 Linda Gillespie Stuntz       451,850,931   1,788,806
 Sven Ullring                 451,821,755   1,817,982
 Yoshihiko Wakumoto           451,749,822   1,889,915


                                     For    Against  Abstain
                                     ---    -------  ---------
Financials:                  438,061,676    486,751  15,091,310
----------


PricewaterhouseCoopers:      451,219,969    563,264   1,856,504
----------------------


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



                                          Schlumberger Limited
                                             (Registrant)



Date: May 10, 2000                        /s/ Jack Liu
      ------------                        ---------------

                                          Jack Liu
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Chief Accounting Officer