Form 10-Q
period 2000-06-30
SCHLUMBERGER LTD /NY/
filed 2000-08-11
CIK 87347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:                                 Commission file No.:
June 30, 2000                                                1-4601
-------------                                             -------------



                                 SCHLUMBERGER N.V.
                              (SCHLUMBERGER LIMITED)
             (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                        52-0684746
    --------------------                        ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                       10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                    75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                 2514 JG
  ---------------                                 -------
(Addresses of principal executive                (Zip Codes)
    offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                           NO
                   -                              -



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at July 31, 2000
                 -----                     ---------------------------

COMMON STOCK, $0.01 PAR VALUE                       570,017,871

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1 :Financial Statements
----------------------------

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)
              (Stated in thousands except per share amounts)


                                                                           Period Ended June 30,
                                     ---------------------------------------------------------------------------------------------
                                                  Second Quarter                                    Six Months
                                     --------------------------------------------  -----------------------------------------------
                                             2000                   1999 (1)                  2000                   1999 (1)
                                     -------------------  -----------------------  ----------------------   ----------------------
REVENUE:
Operating                                   $ 2,338,266              $ 2,011,831             $ 4,475,708              $ 4,129,135
Interest & other income                          83,541                   53,753                 159,651                  217,864
                                     -------------------  -----------------------  ----------------------   ----------------------
                                              2,421,807                2,065,584               4,635,359                4,346,999
                                     -------------------  -----------------------  ----------------------   ----------------------

EXPENSES:
Cost of goods sold & services                 1,794,136                1,582,856               3,427,759                3,358,433
Research & engineering                          130,740                  126,354                 261,782                  258,197
Marketing                                       110,988                  106,881                 213,997                  210,164
General                                         113,455                   94,904                 217,689                  194,094
Interest                                         65,341                   42,874                 128,437                   87,828
                                     -------------------  -----------------------  ----------------------   ----------------------
                                              2,214,660                1,953,869               4,249,664                4,108,716
                                     -------------------  -----------------------  ----------------------   ----------------------
Income from continuing operations
    before taxes                                207,147                  111,715                 385,695                  238,283

Taxes on income                                  51,224                   20,574                  93,614                   78,099
                                     -------------------  -----------------------  ----------------------   ----------------------
Income from continuing
     operations (2)                             155,923                   91,141                 292,081                  160,184

Income from discontinued operations,
    net of tax (3)                                    -                   36,146                       -                   56,270
                                     -------------------  -----------------------  ----------------------   ----------------------

Net Income                                    $ 155,923                $ 127,287               $ 292,081                $ 216,454
                                     ===================  =======================  ======================   ======================

Basic Earnings Per Share
  Continuing Operations                          $ 0.27                   $ 0.16                  $ 0.51                   $ 0.28
  Discontinued Operations                             -                     0.07                       -                     0.11
                                     -------------------  -----------------------  ----------------------   ----------------------
  Net Income                                     $ 0.27                   $ 0.23                  $ 0.51                   $ 0.39
                                     ===================  =======================  ======================   ======================

Diluted Earnings Per Share
  Continuing Operations  (2)                     $ 0.27                   $ 0.16                  $ 0.51                   $ 0.28
  Discontinued Operations  (3)                        -                     0.06                       -                     0.10
                                     -------------------  -----------------------  ----------------------   ----------------------
  Net Income                                     $ 0.27                   $ 0.22                  $ 0.51                   $ 0.38
                                     ===================  =======================  ======================   ======================

Average shares outstanding                      569,293                  547,112                 568,090                  546,744
                                     ===================  =======================  ======================   ======================

Average shares outstanding
  assuming dilution                             579,707                  563,529                 578,124                  561,722
                                     ===================  =======================  ======================   ======================

Depreciation and amortization
  included in expenses (4)                    $ 311,550                $ 276,353               $ 623,893                $ 552,570
                                     ===================  =======================  ======================   ======================

Dividends declared per share                   $ 0.1875                 $ 0.1875                $ 0.3750                 $ 0.3750
                                     ===================  =======================  ======================   ======================


1)  Restated for comparative purposes.

2) The six months 1999 results from Continuing Operations include a pretax charge of $147 million partially offset by a pretax gain of $103 million (net - $58 million after tax, $0.10 per share - diluted), consisting of the following:

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

3) Discontinued Operations in 1999 include the operating results of the spun-off Sedco Forex business. The six months 1999 results include an after-tax charge of $33 million ($0.06 per share - diluted) for severance costs ($13 million) and legal claims.

4)  Including multiclient seismic data costs.

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)

                                                      (Dollars in thousands)
                                                     Jun. 30,        Dec. 31,
ASSETS                                                 2000          1999 (1)
------
                                                  --------------  -------------

CURRENT ASSETS:
Cash and short-term investments                      $3,695,676     $4,389,837
Receivables less allowance for doubtful accounts
   (2000 - $79,018; 1999 - $89,030)                   2,616,429      2,429,842
Inventories                                           1,018,757        956,980
Deferred taxes on income                                257,642        226,238
Other current assets                                    273,079        258,532
                                                  --------------  -------------
                                                      7,861,583      8,261,429
                                                  --------------  -------------

LONG-TERM INVESTMENTS, HELD TO MATURITY               1,307,461        726,496

INVESTMENTS IN AFFILIATED COMPANIES                     612,440        535,434

FIXED ASSETS:
Property, plant and equipment                        10,051,836      9,639,274
Less accumulated depreciation                        (6,298,394)    (6,078,534)
                                                  --------------  -------------
                                                      3,753,442      3,560,740
                                                  --------------  -------------

MULTICLIENT SEISMIC DATA                                319,234        311,520

EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization               1,358,813      1,333,681
DEFERRED TAXES ON INCOME                                272,373        242,616
OTHER ASSETS                                            137,468        109,276
                                                  --------------  -------------

                                                    $15,622,814    $15,081,192
                                                  ==============  =============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities             $2,418,102     $2,282,884
Estimated liability for taxes on income                 420,334        383,159
Bank loans                                              468,415        444,221
Dividend payable                                        107,453        106,653
Long-term debt due within one year                       26,344        257,571
                                                  --------------  -------------
                                                      3,440,648      3,474,488

LONG-TERM DEBT                                        3,573,545      3,183,174
POSTRETIREMENT BENEFITS                                 464,905        451,466
OTHER LIABILITIES                                       243,758        251,036
                                                  --------------  -------------
                                                      7,722,856      7,360,164
                                                  --------------  -------------

STOCKHOLDERS' EQUITY:
Common stock                                          1,859,961      1,820,186
Income retained for use in the business               7,995,648      7,916,612
Treasury stock at cost                               (1,808,694)    (1,878,612)
Translation adjustment                                 (146,957)      (137,158)
                                                  --------------  -------------
                                                      7,899,958      7,721,028
                                                  --------------  -------------

                                                    $15,622,814    $15,081,192
                                                  ==============  =============

(1) Restated for comparative purposes.

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                              (Dollars in thousands)

                                                                Six Months Ended
                                                                    June 30,
Cash flows from operating activities:                          2000         1999 (1)
                                                           ------------   ------------
   Net income from continuing operations                     $ 292,081      $ 160,184
   Adjustments to reconcile net income to cash
           provided by operating activities:
       Depreciation and amortization (2)                       623,893        552,570
        Earnings of companies carried at equity,
           less dividends received (Dividends:
           2000 - $0; 1999 - $616)                             (13,583)        (4,332)
       Provision for losses on accounts receivable              15,316         18,928
       Change in operating assets and liabilities:
       (Increase) decrease  in receivables                    (222,935)       126,936
       (Increase) decrease in inventories                      (57,158)        42,791
       (Increase) decrease in deferred taxes on income         (23,669)           463
       Increase (decrease) in accounts payable and accrued
           liabilities                                          56,683       (208,995)
       Increase (decrease)  in estimated liability
           for taxes on income                                  39,303        (59,227)
       Charge                                                        -         57,568
       Other - net                                            (105,934)       (13,486)
                                                           ------------   ------------
   Net cash provided by operating activities                   603,997        673,400
                                                           ------------   ------------

Cash flows from investing activities:
   Purchase of fixed assets                                   (528,960)      (399,596)
   Multiclient seismic data capitalized                       (119,940)      (111,049)
   Sales/retirements of fixed assets                            54,060        (14,538)
   Decrease in investments                                     136,309        184,853
   Sale of financial instruments                                     -        203,572
   Businesses acquired                                        (261,446)       (54,581)
   (Increase) decrease in other assets                         (41,047)         5,871
       Discontinued operations                                       -       (147,654)
                                                           ------------   ------------
   Net cash used in investing activities                      (761,024)      (333,122)
                                                           ------------   ------------

Cash flows from financing activities:
   Dividends paid                                             (212,368)      (204,839)
   Proceeds from employee stock purchase plan                   61,560         52,250
   Proceeds from exercise of stock options                     109,693         38,943
   Proceeds from issuance of long-term debt                    530,939        620,000
   Payments of principal on long-term debt                    (333,943)      (600,000)
   Net increase (decrease) in short-term debt                   26,937       (194,607)
                                                           ------------   ------------
   Net cash provided by (used in) financing activities         182,818       (288,253)
                                                           ------------   ------------

Net increase in cash                                            25,791         52,025

Cash, beginning of period                                      132,589        105,321
                                                           ------------   ------------

Cash, end of period                                          $ 158,380      $ 157,346
                                                           ============   ============

(1)  Restated for comparative purposes.
(2)  Including multiclient seismic data costs.


                See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                              STOCKHOLDERS' EQUITY
                              --------------------
                                   (Unaudited)

                                                                                                         (Dollars in thousands)

                                    Common Stock                      Retained           Translation          Comprehensive
                          --------------------------------------
                              Issued            In Treasury            Income             Adjustment             Income
                          --------------   ---------------------  -----------------   ------------------   --------------------

Balance, January 1, 2000     $1,820,186             $(1,878,612)        $7,916,612            $(137,158)            $  -

Net Income                                                                 292,081                                     292,081

Translation adjustment                                                                           (9,799)                (9,799)

Dividends declared                                                        (213,045)

Shares sold to optionees         39,775                  69,918


                          --------------   ---------------------  -----------------   ------------------   --------------------
Balance, June 30, 2000       $1,859,961             $(1,808,694)        $7,995,648           $(146,957)             $ 282,282
                          ==============   =====================  =================   ==================   ====================






                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 1999 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the second quarter and the first six months of 2000:


                                                          (Stated in thousands except per share amounts)

                                                                    Average
                                            Net                     Shares                  Earnings
Second Quarter                             Income                 Outstanding              per Share
--------------
                                    --------------------      --------------------      -----------------

Basic                                         $ 155,923                   569,293                  $0.27
Effect of dilution:
      Options                                                              10,414                      -

                                    --------------------      --------------------      -----------------
                                              $ 155,923                   579,707                  $0.27
                                    ====================      ====================      =================

Six Months
                                                                      Average
                                            Net                       Shares                  Earnings
                                           Income                   Outstanding              per Share
                                    --------------------      --------------------      -----------------

Basic                                         $ 292,081                   568,090                  $0.51
Effect of dilution:
      Options                                                              10,034                      -

                                    --------------------      --------------------      -----------------
                                              $ 292,081                   578,124                  $0.51
                                    ====================      ====================      =================




1999 FOURTH QUARTER CHARGE
--------------------------

In December 1999, Schlumberger recorded a pretax charge of $77 million related to the asset impairments ($56 million) and severance costs ($13 million - 300 people) for reductions in the marine seismic fleet and restructuring of its land drilling activity. At June 30, 2000, substantially all costs have been paid.

DISCONTINUED OPERATIONS
-----------------------

Discontinued operations, in 1999, reflect the net operating results after taxes of Schlumberger's offshore contract drilling business, Sedco Forex, which was spun-off in December 1999.

Summarized financial information for the discontinued operations for the six months ended June 30, 1999 is as follows:

  Operating revenue               $ 352 million
  Income before taxes             $  57 million
  Income after taxes              $  56 million

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

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

Investments in affiliated companies include Schlumberger's 40% investment of $426 million in the MI Drilling Fluids joint venture.

SEGMENT INFORMATION
-------------------

                                                                                                              (Stated in millions)
                        ----------------------------------------------------------------------------------------------------------
                           North     Latin    Europe/       Other    Elims/   Total                       Elims/
Six Months 2000           America   America  CIS/W. Afr.   Eastern   Other     OFS      RMS      T&T      Other   Consolidated
---------------         ----------------------------------------------------------------------------------------------------------
Revenue                    $1,066      $511         $723      $805    $109    $3,214    $645     $657      $(40)        $4,476
                        ==========================================================================================================
Segment Income                $81       $13          $41      $132      $1      $268     $11      $15      $(17)          $277
Income Tax Expense             48        10           24        21      20       123       5       (5)      (31)            92
                        ----------------------------------------------------------------------------------------------------------
Pretax Segment Income        $129       $23          $65      $153     $21      $391     $16      $10      $(48)          $369
                        ----------------------------------------------------------------------------------------
Interest Income                                                                                                            144
Interest Expense                        $(1)                                                                              (127)
                                                                                                                      ------------
Pretax Income                                                                                                             $386
                        ----------------------------------------------------------------------------------------------============



                        ----------------------------------------------------------------------------------------------------------
                           North     Latin    Europe/       Other    Elims/   Total                       Elims/
Six Months 1999           America   America  CIS/W. Afr.   Eastern   Other     OFS      RMS      T&T      Other   Consolidated
---------------         ----------------------------------------------------------------------------------------------------------
Revenue                      $742      $452         $813      $815     $90    $2,912    $687     $526        $4         $4,129
                        ==========================================================================================================
Segment Income                $20        $7          $43      $125     $(1)     $194     $(6)      $9       $(4)          $193
Income Tax Expense (1)         10         8           24        32       5        79       4        1       (20)            64
                        ----------------------------------------------------------------------------------------------------------
Pretax Segment Income         $30       $15          $67      $157      $4      $273     $(2)     $10      $(24)          $257
                        ---------------------------------------------------------------------------------------
Interest Income                                                                                                            108
Interest Expense                        $(4)   $     (1)                                                                   (83)
Sale of Financial
 Inst.                                                                                                                     103
Charge & Other                                                                                                            (147)
                                                                                                                      ------------
Pretax Income                                                                                                             $238
                        ----------------------------------------------------------------------------------------------============


                    (1) Income tax expense excludes a net charge of $14 million related to the charge.



Nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), are not included in segment operating income.

BUSINESS REVIEW
---------------

                                                                                          (Stated in millions)
                                                            Resource
                               Oilfield                     Management                         Test &
                               Services                      Services                        Transactions (2)
                      ---------------------------    ----------------------------   -----------------------------
Second Quarter           2000       1999   % chg       2000       1999   % chg         2000       1999   % chg
--------------           ----       ----   -----       ----       ----   -----         ----       ----   -----
Operating Revenue   $   1,685   $  1,409    20%    $    321   $    342    (6)%     $    350   $    256     37%
Pretax Operating
Income (1)          $     219   $    118    86%    $      5   $     (7)     -      $     10   $      2    390%

                                                            Resource
                               Oilfield                     Management                         Test &
                               Services                      Services                        Transactions (2)
                      ---------------------------    ----------------------------   -----------------------------
Six Months               2000       1999   % chg       2000       1999   % chg         2000       1999   % chg
----------               ----       ----   -----       ----       ----   -----         ----       ----   -----
Operating Revenue   $   3,214   $  2,912    10%    $    645   $    687    (6)%     $    657   $    526     25%
Pretax Operating
Income (1)          $     391   $    273    43%    $     16   $     (2)     -      $     10   $     10      -



(1) Pretax operating income represents income before taxes, excluding interest expense, interest income and the first quarter 1999 net charge.

(2) Test & Transactions results include Schlumberger Omnes, formerly a joint venture, which was 100% acquired during the third quarter 1999.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

                               Second Quarter 2000
                              --------------------

The second quarter operating revenue of $2.34 billion was 16% higher than the same period last year. Income from continuing operations increased 71% to $156 million compared with $91 million last year. Per share net income from continuing operations increased to $0.27 (diluted) versus $0.16 (diluted).

Oilfield Services operating revenue increased 10% versus the prior quarter while the worldwide M-I rig count decreased by 1%. Compared with the same period last year, revenue increased 20% as the worldwide M-I rig count grew 40%.

Resource Management Services (RMS) operating revenue was 6% lower than in the second quarter of 1999. Excluding the adverse effects of currency exchange rates, revenue increased 1%. Test & Transactions operating revenue, including Omnes, increased 37% compared with the same quarter last year.


OILFIELD SERVICES

Oilfield Services operating revenue in the second quarter increased 10% sequentially with improvements in all geographic Areas. Led by activity in North America, revenue increased 20% versus the same period last year. Compared with the prior quarter and the same period last year, revenue increased in all four geographic Areas as the worldwide M-I rig count decreased 1% sequentially and increased 40% year-over-year.

Pretax operating income in the second quarter increased 27% sequentially and 86% versus the same period last year.

The quarter was characterized by increasing oil and gas demand, firmer oil and gas prices and the relatively low level of excess production capacity, which led to increased demand for oilfield services as oil companies began increasing their exploration and production spending.

During the quarter Schlumberger undertook a number of strategic positioning steps:

 . On May 31, Schlumberger and Baker Hughes signed a memorandum of understanding under which the Schlumberger surface seismic business, Geco-Prakla, would join with the Western Geophysical seismic unit of Baker Hughes to form a new venture to be called Western GECO. As part of the formation of the venture, Baker Hughes would receive $500 million in cash from Schlumberger. The new venture would be owned 70% by Schlumberger and 30% by Baker Hughes. The creation of Western GECO is subject to the completion of a definitive agreement, and to regulatory and board approvals.

 . To enhance its Oilfield Services product offering for reservoir optimization, Schlumberger acquired Operational Services, Inc. (OSI) on April 28. OSI provides clients with a systematic approach to production management through efficient systems and processes, including contract operations management of oil and gas production, gas processing, co-generation facilities, contract maintenance services for large rotating equipment, and stand-alone operational engineering consulting services. The acquisition price was $13 million.

 . In anticipation of growth in subsea completions and deepwater field developments, Schlumberger purchased, for $11 million, a 40% share of Framo Engineering AS, a leader in subsea hydrocarbon processing. Based in Bergen, Norway, Framo has developed a range of products and services that substantially increase hydrocarbon production. The combination of Framo Engineering subsea products and services with Schlumberger downhole equipment and reservoir knowledge offers a single source for selecting, integrating and operating advanced technical solutions to optimize recovery in subsea developments.

North America
-------------

In North America, second quarter revenue of $555 million increased 9% sequentially and 57% compared with the second quarter of 1999 as the M-I rig count decreased 7% sequentially and increased 76% year-over-year. Pretax operating income of $67 million increased 9% sequentially and 419% versus the same period last year. Sequentially, revenue increased in all regions, except Canada, which was down due to the normal seasonal reduction in drilling activity. All Product Groups posted significant year-over-year revenue gains, with drilling bits, seismic and pressure pumping services showing the largest year-over-year increases.


Latin America
-------------

In Latin America, second quarter revenue of $262 million increased 5% sequentially and 10% year-over-year as the M-I rig count increased 5% sequentially and 19% versus the same period last year. Pretax operating income of $15 million showed a strong 87% improvement, both sequentially and year-over-year. Revenue increased in all GeoMarket regions, both sequentially and year-over-year, with southern Latin America posting the largest percentage increase, offset partly by lower marine seismic revenue during the quarter due to the movement of seismic vessels to other markets.

Europe/CIS/West Africa
----------------------

Second quarter revenue of $385 million in the Europe/CIS/West Africa Area increased 14% sequentially and was up 1% compared with the same quarter last year. The M-I rig count, excluding the CIS, was up 7% versus the first quarter of 2000, and up 2% over the same period last year. Pretax operating income of $41 million increased 73% sequentially and 59% year-over-year. Second quarter revenue this year excludes drilling fluids revenue as a result of the M-I drilling fluids joint venture. CIS and West Africa showed the largest revenue gains, both sequentially and compared with last year. In the Area, sequential revenue growth was led by pressure pumping, wireline and seismic services.

Schlumberger completed an installation of its intelligent completion system in a North Sea field for Norsk Hydro. The system was installed ahead of schedule, leading to the highest producing well in the field, and was used to eliminate gas breakthrough while optimizing oil production levels.

Other Eastern Hemisphere
------------------------

Second quarter revenue of $424 million in the Other Eastern Hemisphere Area increased 12% sequentially and 10% year-over-year, while the M-I rig count increased 4% sequentially and 7% year-over-year. Pretax operating income of $89 million increased 38% sequentially and 28% year-over-year. Geographically, the Gulf region in the Middle East and Indonesia posted the largest year-over-year revenue gains. Product Group revenue increased sequentially and year-over-year, led by Reservoir Development.

RESOURCE MANAGEMENT SERVICES

Resource Management Services second quarter revenue decreased 6% versus the same period in 1999. In national currencies, revenue rose 1% versus the same period last year. Orders increased 1% (up 8% in national currencies) versus the same period last year.

Excluding the impact of CellNet and the special provisions last year, second quarter pretax operating income improved compared with the same period a year ago.

In North America, second quarter revenue rose 12% versus the same period last year, while orders increased by 53%. The large increase in orders was led by higher demand for the CENTRON* static electricity meter and by new CellNet business. In May, RMS North America acquired the assets of CellNet Data Systems, the leading provider of telemetry technology for the development and deployment of large-scale automatic meter reading (AMR) systems. Revenue was realized from reading fees from already-deployed CellNet networks, primarily at AmerenUE, Northern States Power and Puget Sound Energy. In addition revenue during the quarter included a contribution from sales of the Metricom UtiliNet radios.

In Europe, second quarter revenue and orders both declined 17% (down 7% in national currencies) versus the same period last year. Gas revenue in the UK increased significantly due to strong residential meter demand including an agreement for the sale of over 650,000 U6 gas meters in 2000.

Revenue in South America benefited from economic recovery in Chile and in Brazil. Both countries reported increased orders over 1999 with electricity particularly strong in Brazil. For South America overall, however, revenue was flat in the second quarter versus the prior year while orders decreased 5%.

In Asia, second quarter revenue climbed 8% versus the same period in 1999. The increase in revenue resulted, in part, from sales in India and increased exports from Asia to other markets.

TEST & TRANSACTIONS

Test & Transactions second quarter revenue and orders, including Omnes, increased 37% and 33%, respectively, compared with the same quarter last year.

Second quarter revenue for Cards increased 28% over the same period last year, and orders rose 29%. The revenue results reflect continued strength in shipments for GSM (Global Systems for Mobile Communications) SIM (Subscriber Identity Module) cards. Orders were strong in Asia, particularly in China where the first order for high-end Simera* (Java***-programmable) SIM cards was received. Orders during the quarter were driven by mobile communications markets in Asia and included the first order for new 3G (third-generation) mobile standard SIM cards in Japan as well as orders from the launch of the Simera GAIT* TDMA card in April and the Simera Airflex* CDMA card in June.

Including Omnes, which is not included in the 1999 second quarter revenue, Network Solutions second quarter revenue increased 149% versus the same period last year and orders increased 47%. Revenue during the quarter included a contribution from the delivery of mobile communications applications to customers in China, Australia and France. These applications permit cell phone customers to access Internet-based services via their cell phones and pave the way for secure mobile-commerce and mobile-banking growth. Orders also included a contract for the design and systems integration of a data center for a telecommunications client in the Caribbean as well as the first integrated mobile communications solution covering cards, readers and service administration platforms. The Xpert Connect* web-based automated help desk for high-volume user access was introduced during the quarter.

E-Transactions Solutions second quarter revenue declined 17% from the same period last year, which included exceptional revenue for the RATP (the Paris Regional Transportation Administration). Orders increased by 33% year-over-year. The order improvement spanned all activities and geographic markets. Two integrated railway ticketing solutions tenders were won in France during the quarter. New introductions in the MagIC* e-payment and Flexio* off-street parking product lines also contributed to the order growth.

Semiconductor Solutions second quarter revenue increased 36% over last year, and orders increased 39%. However, in the memory chip market, manufacturers are delaying their buildup of RDRAM** production, affecting orders for the RDX2400* test system. Strong demand in both the Asian and European markets for SOC (System On a Chip) semiconductor test equipment, combined with continued demand for Probe and Verification Systems, led the growth in revenue and orders, assisted by the introduction of the EXA3000* SOC tester due to its early acceptance in the critical Asian marketplace. The growth of the SABER* semiconductor consulting and solutions integration business and customer service business reflects the continued expansion of solutions activities within Test & Transactions.



INCOME STATEMENT

Interest and other income includes Interest income of $74 million and Equity in Net Earnings of Affiliated Companies of $10 million, of which $8 million is related to the drilling fluids joint venture with Smith International. Compared to last year, Interest income increased by $20 million mainly due to the higher average returns on investments, from 4.7% to 6.1%, while Equity in Net Earnings of Affiliated Companies increased by $10 million due primarily to the drilling fluids joint venture income. Gross margin was 23% compared to 21% for the same period last year. Research and engineering and marketing expenses increased by 3% and 4%, respectively. General expense as a percentage of operating revenue increased from 4.7% to 4.9%. Interest expenses increased by $22 million as average borrowing rates increased from 5.4% to 6.7% and average debt balances increased slightly. The effective tax rate increased by 6 percentage points to 25% reflecting higher pretax income in the United States.

                              First Six Months 2000
                              ---------------------

First half operating revenue of $4.48 billion was 8% higher than the same period last year. Excluding the first quarter 1999 charge, income from continuing operations of $292 million and diluted earnings per share from continuing operations of $0.51 were both 34% above the same period last year.

OILFIELD SERVICES

Operating revenue increased by 10% with North and South America accounting for most of this. Pretax operating income increased by 43%. The M-I rig count increased by 30% over last year.

North America
-------------

Revenue of $1.07 billion increased 44% compared with the first 6 months of 1999, pretax operating income increased by 339%. The M-I rig count increased by 63%. Revenue increased across all oilfield services. The increasing oilfield services demand led to improvement in pricing levels, particularly for wireline, pressure pumping, and logging-while-drilling (LWD) services.

Latin America
-------------

Latin America revenue increased by $59 million, a 13% increase. The pretax operating income increased by 61%, and the M-I rig count by 11%.

Revenue increased in all regions although some marine vessels were moved to other markets.

Europe/CIS/West Africa
----------------------

Revenue of $723 million decreased by 11% compared to prior year. Pretax operating income fell by 3% and the M-I rig count increased by 3%. CIS was the only region to show an increase in revenue.

Other Eastern Hemisphere
------------------------

Revenue decreased 1% to $804 million. Compared to the same period last year pretax operating income was down 3% and the M-I rig count decreased 2%. Middle East revenue increased by 1% while Asia decreased by 5%.

RESOURCE MANAGEMENT SERVICES

Resources Management Services revenue was down 6%. Excluding the special provision last year, pretax operating income increased by $3 million. This was due mainly to the significant increases in UK & Southern Africa and South American regions, partially offset by the loss at CellNet.

Revenue in North America was up 8% including CellNet; excluding CellNet revenue grew by 5%. Orders grew by 32%, this large increase was led by higher demand for CENTRON* static electricity meters and by new CellNet business.

In Europe revenue and orders were down by 16% and 20%, respectively. The continued pressure on prices affected electricity revenue, while gas revenue has increased significantly in the UK.

In South America revenue grew by 7% and orders grew by 11%. Brazil showed improvement over last year mainly in electricity. In Asia revenue and orders grew by 17% and 5%, respectively.

TEST & TRANSACTIONS

Revenue including Omnes was 25% higher than last year and pretax operating income remained flat. Orders grew by 42% compared to last year.

Cards continue to grow with an increase in revenue of 25% and orders of 34%. This is reflecting a strong Asian market for the product. Semiconductor revenue and orders grew by 8% and 33%, respectively, over last year. The revenue for e-Transactions fell by 17% while orders grew by 20%. The largest increase in revenue was in Network Solutions, including Omnes which grew by 137% and orders grew by 128%.

INCOME STATEMENT

Interest and other income includes Interest income of $146 million and Equity in Net Earnings of Affiliated Companies of $14 million. Compared to last year, Interest income increased by $33 million mainly due to the higher average returns on investments, from 4.8% to 6.0%, while Equity in Net Earnings of Affiliated Companies was $12 million higher reflecting the drilling fluids joint venture income. The 1999 Interest and other income included a $103 million gain on the sale of financial instruments relating to the sale of Retail Petroleum Systems. Gross margin increased from 19% to 23% as 1999 included $147 million of charges. Excluding these charges gross margin in 1999 was 22%. Research and engineering and marketing expenses increased by 1% and 2%, respectively.

General expenses as a percentage of operating revenue increased from 4.7% to 4.9%. Interest expense increased $41 million as average borrowing rates increased from 5.4% to 6.6%. The effective tax rate, excluding the 1999 charges is 24% versus 23% for the same period last year due to higher pretax income in the United States which was nearly offset by a favorable country profitability mix in Other Eastern, RMS and Test & Transactions.

ACQUISITIONS
------------

In the second quarter 2000, Schlumberger acquired Operational Services, Inc. for $13 million. OSI provides a systematic approach to production management through efficient systems and processes. The acquisition was accounted for using the purchase method of accounting, and cost in excess of net assets acquired is being amortized on a straight-line basis over 15 years.

In the second quarter of 2000, Schlumberger completed the acquisition of substantially all of the assets of CellNet Data Systems, Inc. at a cost of $209 million. CellNet is a provider of telemetry services for the development and deployment of large-scale automatic meter reading systems. The acquisition was handled through Chapter 11 procedure and was approved by the bankruptcy court.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance and interpretations of the application of generally accepted accounting principles to revenue recognition. Adoption of this bulletin is not expected to have a material effect on the Company's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS
--------------------------


Schlumberger cautions that, except for historical information, statements in this Form 10-Q report and elsewhere may constitute forward-looking statements. These include statements as to expectation, beliefs and future financial performance, such as statements regarding growth opportunities for Schlumberger in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, continuing customer commitment to certain key oilfield projects; changes in E&P spending by major oil companies; the extent and timing of utilities' investment in integrated solutions to utility management; growth in demand for smart cards in e-commerce and Internet-enabled solutions and completion of the Western GECO transactions as currently contemplated by the parties.

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



*      Mark of Schlumberger
**     Rambus and RDRAM are registered trademarks of Rambus, Inc.
***    JAVA is a registered trademark of Sun Microsystems, Inc.







                          PART II.  OTHER INFORMATION
                          --------  -----------------

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits: None

(b) Reports on Form 8-K:

Report on Form 8-K filed with the Commission on May 31, 2000 to report the signing of a memorandum of understanding with Baker Hughes Inc. under which the Schlumberger surface seismic business, Geco Prakla, would join with the Baker Hughes surface seismic business, Western Geophysical, to form a new venture to be called Western GECO.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.



                                                        Schlumberger Limited
                                                            (Registrant)



Date: August 8, 2000                  /s/Jack Liu
      --------------                  --------------

                                      Jack Liu
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Accounting Officer