Form 10-Q
period 2000-09-30
SCHLUMBERGER LTD /NY/
filed 2000-11-13
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                 ---------------------------------------------


                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           --------------------------------------------------------

For the Quarter ended:                           Commission file No.:
September 30, 2000                                      1-4601
--------------------------                     -----------------------



                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                             52-0684746
    --------------------                             ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                           10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                        75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                      2514 JG
-------------------------------------              ---------------
(Addresses of principal executive                    (Zip Codes)
    offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                           NO  ________
               ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at October 31, 2000
   -----------------------------         -------------------------------

COMMON STOCK, $0.01 PAR VALUE                        572,551,868

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1 :Financial Statements
----------------------------

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Stated in thousands except per share amounts)

                                                Periods Ended September 30,
                                     --------------------------------------------------
                                          Third Quarter               Nine Months
                                     -----------------------    -----------------------
                                        2000       1999 (1)        2000       1999 (1)
                                     ----------   ----------    ----------   ----------
REVENUE:
Operating                            $2,447,272   $2,086,512    $6,922,980   $6,215,647
Interest & other income                  89,683       59,852       249,334      277,716
                                     ----------   ----------    ----------   ----------
                                      2,536,955    2,146,364     7,172,314    6,493,363
                                     ----------   ----------    ----------   ----------

EXPENSES:
Cost of goods sold & services         1,854,181    1,617,212     5,281,940    4,975,645
Research & engineering                  134,278      131,342       396,060      389,539
Marketing                               106,302      113,032       320,299      323,196
General                                 113,127       95,127       330,816      289,221
Interest                                 72,495       45,080       200,932      132,908
                                     ----------   ----------    ----------   ----------
                                      2,280,383    2,001,793     6,530,047    6,110,509
                                     ----------   ----------    ----------   ----------

Income from continuing operations
  before taxes                          256,572      144,571       642,267      382,854

Taxes on income                          51,974       33,892       145,588      111,991
                                     ----------   ----------    ----------   ----------
Income from continuing operations       204,598      110,679       496,679      270,863

Income from discontinued operations,
  net of tax                                  -       28,302             -       84,572
                                     ----------   ----------    ----------   ----------
Net Income                           $  204,598   $  138,981    $  496,679   $  355,435
                                     ==========   ==========    ==========   ==========

Basic Earnings Per Share
 Continuing Operations               $     0.36   $     0.20    $     0.87   $     0.48
 Discontinued Operations                      -         0.05             -         0.16
                                     ----------   ----------    ----------   ----------
 Net Income                          $     0.36   $     0.25    $     0.87   $     0.64
                                     ==========   ==========    ==========   ==========

Diluted Earnings Per Share
 Continuing Operations               $     0.35   $     0.20    $     0.86   $     0.48
 Discontinued Operations                      -         0.05             -         0.16
                                     ----------   ----------    ----------   ----------
 Net Income                          $     0.35   $     0.25    $     0.86   $     0.64
                                     ==========   ==========    ==========   ==========

Average shares outstanding              571,351      548,671       569,177      547,386
                                     ==========   ==========    ==========   ==========

Average shares outstanding
 assuming dilution                      581,737      565,551       579,328      562,998
                                     ==========   ==========    ==========   ==========

Depreciation and amortization
 included in expenses (2)            $  295,260   $  280,403    $  919,153   $  832,973
                                     ==========   ==========    ==========   ==========

Dividends declared per share         $   0.1875   $   0.1875    $   0.5625   $   0.5625
                                     ==========   ==========    ==========   ==========

1) Restated for comparative purposes.
2) Including multiclient seismic data costs.

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Unaudited)

                                                                  (Dollars in thousands)
                                                                      Sep. 30,                    Dec. 31,
ASSETS                                                                  2000                        1999
------                                                            -----------------------     ---------------
CURRENT ASSETS:
Cash and short-term investments                                      $ 3,750,870                $ 4,389,837
Receivables less allowance for doubtful accounts
   (2000 - $79,676; 1999 - $89,030)                                    2,530,680                  2,429,842
Inventories                                                            1,056,769                    956,980
Deferred taxes on income                                                 246,635                    226,238
Other current assets                                                     290,297                    258,532
                                                                     -----------                -----------
                                                                       7,875,251                  8,261,429
                                                                     -----------                -----------
LONG-TERM INVESTMENTS, HELD TO MATURITY                                1,296,702                    726,496

INVESTMENTS IN AFFILIATED COMPANIES                                      649,823                    535,434

FIXED ASSETS:
Property, plant and equipment                                         10,169,851                  9,639,274
Less accumulated depreciation                                         (6,356,100)                (6,078,534)
                                                                     -----------                -----------
                                                                       3,813,751                  3,560,740
                                                                     -----------                -----------

MULTICLIENT SEISMIC DATA                                                 327,022                    311,520

EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization                                1,332,483                  1,333,681
DEFERRED TAXES ON INCOME                                                 260,783                    242,616
OTHER ASSETS                                                             166,194                    109,276
                                                                     -----------                -----------

                                                                     $15,722,009                $15,081,192
                                                                     ===========                ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                             $ 2,377,627                $ 2,282,884
Estimated liability for taxes on income                                  338,011                    383,159
Bank loans                                                               598,902                    444,221
Dividend payable                                                         107,972                    106,653
Long-term debt due within one year                                        38,446                    257,571
                                                                     -----------                -----------
                                                                       3,460,958                  3,474,488

LONG-TERM DEBT                                                         3,416,789                  3,183,174
POSTRETIREMENT BENEFITS                                                  467,247                    451,466
OTHER LIABILITIES                                                        244,455                    251,036
                                                                     -----------                -----------
                                                                       7,589,449                  7,360,164
                                                                     -----------                -----------

STOCKHOLDERS' EQUITY:
Common stock                                                           1,959,918                  1,820,186
Income retained for use in the business                                8,092,938                  7,916,612
Treasury stock at cost                                                (1,758,746)                (1,878,612)
Translation adjustment                                                  (161,550)                  (137,158)
                                                                     -----------                -----------
                                                                       8,132,560                  7,721,028
                                                                     -----------                -----------

                                                                     $15,722,009                $15,081,192
                                                                     ===========                ===========

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)

                                                                                                       (Dollars in thousands)
                                                                                                          Nine Months Ended
                                                                                                             September 30,
Cash flows from operating activities:                                                                       2000       1999 (1)
                                                                                                      ------------    -----------
     Net income from continuing operations                                                            $   496,679     $  270,863
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization (2)                                                               919,153        832,973
          Earnings of companies carried at equity, less dividends received (2000 - $0; 1999 - $616)       (24,325)        (6,843)
          Provision for losses on accounts receivable                                                      16,369         37,709
          Change in operating assets and liabilities, net of effect of businesses acquired:
               (Increase) decrease in receivables                                                        (159,882)       152,068
               (Increase) decrease in inventories                                                        (108,550)        21,940
               (Increase) in deferred taxes on income                                                     (12,662)       (13,828)
               (Increase) in other current assets                                                         (35,999)        (4,337)
               Increase (decrease) in accounts payable and accrued liabilities                            102,101       (273,137)
               (Decrease) in estimated liability for taxes on income                                      (41,196)       (61,549)
          Charge                                                                                                -         57,568
          Other - net                                                                                     (70,583)       (27,364)
                                                                                                      -----------     ----------
     Net cash provided by operating activities                                                          1,081,105        986,063
                                                                                                      -----------     ----------

Cash flows from investing activities:
     Purchase of fixed assets                                                                            (880,001)      (563,863)
     Multiclient seismic data capitalized                                                                (162,280)      (175,481)
     Sales/retirements of fixed assets                                                                     90,804          3,450
     Decrease in investments                                                                               76,720        192,035
     Sale of financial instruments                                                                              -        203,572
     Businesses acquired                                                                                 (261,446)      (419,338)
     (Increase) in other assets                                                                           (72,117)        (6,735)
     Discontinued operations                                                                                    -       (246,861)
                                                                                                      -----------     ----------
     Net cash used in investing activities                                                             (1,208,320)    (1,013,221)
                                                                                                      -----------     ----------
Cash flows from financing activities:
     Dividends paid                                                                                      (319,157)      (307,444)
     Proceeds from employee stock purchase plan                                                            69,089         70,765
     Proceeds from exercise of stock options                                                              150,509         70,971
     Proceeds from issuance of long-term debt                                                             600,173      1,110,664
     Payments of principal on long-term debt                                                             (520,998)      (749,465)
     Net increase (decrease) in short-term debt                                                           160,376        (69,390)
                                                                                                      -----------     ----------
     Net cash provided by financing activities                                                            139,992        126,101
                                                                                                      -----------     ----------

Net increase in cash                                                                                       12,777         98,943

Cash, beginning of period                                                                                 132,589        105,321
                                                                                                      -----------     ----------

Cash, end of period                                                                                   $   145,366     $  204,264
                                                                                                      ===========     ==========

(1)  Restated for comparative purposes.
(2)  Including multiclient seismic data costs.

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                             STOCKHOLDERS' EQUITY
                             --------------------
                                  (Unaudited)

                                                                                                        (Dollars in thousands)

                                          Common Stock                    Retained         Translation      Comprehensive
                               ------------------------------------

                                     Issued            In Treasury          Income          Adjustment          Income
                               -----------------    ---------------      ------------      ------------    ---------------
Balance, January 1, 2000            $1,820,186          $(1,878,612)       $7,916,612         $(137,158)     $           -

Net Income                                                                    496,679                              496,679

Translation adjustment                                                                          (24,392)           (24,392)

Dividends declared                                                           (320,353)

Tax benefit on stock options            40,000

Shares sold to optionees                57,237               93,272

Employee Stock Purchase Plan            42,495               26,594
                                    ----------          -----------        ----------         ---------           --------
Balance, September 30, 2000         $1,959,918          $(1,758,746)       $8,092,938         $(161,550)          $472,287
                                    ==========          ===========        ==========         =========           ========

                See Notes to Consolidated Financial Statements

                             SCHLUMBERGER LIMITED
                             --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                           and Subsidiary Companies

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are summarized in its 1999 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the third quarter and the first nine months of 2000:

                (Stated in thousands except per share amounts)

                                                           Average

                                        Net                Shares           Earnings

Third Quarter                          Income            Outstanding        per Share
-------------                       ------------       ---------------     -----------
Basic                                 $204,598            571,351            $ 0.36
Dilution effect of options                                 10,386             (0.01)
                                      --------           --------            ------
                                      $204,598            581,737            $ 0.35
                                      ========           ========            ======

                                                           Average

                                        Net                Shares           Earnings

Nine Months                            Income            Outstanding        per Share
-----------                         ------------       ---------------    ------------

Basic                                 $496,679            569,177            $ 0.87
Dilution effect of options                                 10,151             (0.01)
                                      --------           --------            ------
                                      $496,679            579,328            $ 0.86
                                      ========           ========            ======


1999 CHARGES-CONTINUING OPERATIONS
----------------------------------

In the first quarter of 1999, Schlumberger recorded a pretax charge of $147 million partially offset by a pretax gain of $103 million (net - $58 million after tax, $0.10 per share - diluted), consisting of the following:

     . A charge of $118 million ($118 million after tax) related to the downsizing of its global Oilfield Services activities, including $108 million of severance cost and $10 million for asset impairments.

     . A charge of $29 million ($20 million after tax) related to Resource Management Systems (RMS) and Test & Transactions, consisting principally of $16 million of severance cost at several RMS facilities resulting from a downturn in business and $5 million of asset write-downs.

     . A credit of $103 million ($80 million after tax) from the gain on the sale of financial instruments received in connection with the 1998 sale of RPS.
The pretax gain on the sale of financial instruments is included in Interest & other income.
The pretax charge of $147 million is classified in Cost of goods sold and services.

In the fourth quarter of 1999, Schlumberger recorded a pretax charge of $77 million related to the asset impairments ($56 million) and severance costs ($13 million - 300 people) for reductions in the marine seismic fleet and restructuring of its land drilling activity. At September 30, 2000, substantially all costs had been paid.

DISCONTINUED OPERATIONS
-----------------------

Discontinued operations, in 1999, reflect the net operating results after taxes of Schlumberger's offshore contract drilling business, Sedco Forex, which was spun-off in December 1999.

Summarized financial information for the discontinued operations for the nine months ended September 30, 1999 is as follows:

    Operating revenue         $ 514 million
    Income before taxes       $  85 million
    Income after taxes        $  85 million

The nine months 1999 results include an after-tax charge of $33 million ($0.06 per share - diluted) for severance costs ($13 million) and legal claims.

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

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

Investments in affiliated companies include Schlumberger's 40% investment of $442 million in the MI Drilling Fluids joint venture.

SEGMENT INFORMATION
-------------------

                        North      Latin      Europe/CIS      Other      Elims/      Total                       Elims/
Nine Months 2000       America    America      /W. Afr.      Eastern     Other       OFS       RMS        T&T    Other  Consolidated
----------------      --------------------------------------------------------------------------------------------------------------
Revenue                  $1,691    $810         $1,145       $1,210      $165      $5,021     $ 951     $1,008    $(57)    $6,923
                      ==============================================================================================================
Segment Income           $  147    $ 41         $   92       $  203      $(16)     $  467     $  11     $   21    $(26)    $  473
Income Tax Expense           89      15             38           29        28         199         2        (10)    (46)    $  145
                      --------------------------------------------------------------------------------------------------------------
Pretax Segment Income    $  236    $ 56         $  130       $  232      $ 12      $  666     $  13     $   11    $(72)    $  618
                      --------------------------------------------------------------------------------------------------
Interest Income                                                                                                               223
Interest Expense                   $ (2)                                                                                     (199)
                                                                                                                          ----------
Pretax Income                                                                                                              $  642
                    -----------------------------------------------------------------------------------------------------===========

                          North      Latin    Europe/CIS    Other      Elims/    Total                         Elims/
Nine Months 1999         America    America    /W. Afr.    Eastern     Other      OFS       RMS       T&T      Other   Consolidated
----------------       -------------------------------------------------------------------------------------------------------------
Revenue                  $1,162       $689     $1,184      $1,179      $141      $4,355    $1,018     $ 859     $(16)     $6,216
                       =============================================================================================================
Segment Income           $   48       $  8     $   65      $  171      $ (6)     $  286    $   (2)    $  21     $(18)     $  287
Income Tax Expense (1)       22         14         32          45        12         125         6         -      (32)     $   99
                       -------------------------------------------------------------------------------------------------------------
Pretax Segment Income    $   70       $ 22     $   97      $  216      $  6      $  411    $    4     $  21     $(50)     $  386
                       ----------------------------------------------------------------------------------------------
Interest Income                                                                                                              167
Interest Expense                      $ (6)    $   (1)                                                                      (126)
Sale of Financial Inst.                                                                                                      103
Charge                                                                                                                      (147)
                                                                                                                          ----------
Pretax Income                                                                                                             $  383
                       ---------------------------------------------------------------------------------------------------==========

    (1) Income tax expense excludes a net charge of $14 million related to the Sale of Financial Instruments and the Charge.

Nonoperating expenses, such as certain intersegment charges and interest expenses (except as shown above), are not included in segment operating income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

                                                                                                        (Stated in millions)
                                                                           Resource
                                             Oilfield                     Management                           Test &
                                             Services                      Services                         Transactions
                               -------------------------------   -----------------------------      ---------------------------
Third Quarter                     2000        1999    % chg           2000      1999   % chg          2000      1999    % chg
-------------                    -----       -----    -----           ----     -----   -----         -----      ----   ------
Operating Revenue             $  1,808    $  1,442       25%      $    306     $ 330    (7)%        $  351     $ 332      6 %
Pretax Operating
Income (1)                    $    275    $    138      100%      $     (3)    $   6     - %        $    1     $  11    (89)%

                                                                           Resource
                                             Oilfield                     Management                           Test &
                                             Services                      Services                         Transactions (2)
                               -------------------------------   -----------------------------      ---------------------------
Nine Months                       2000        1999    % chg           2000      1999   % chg          2000      1999    % chg
-----------                      -----       -----    -----           ----     -----   -----         -----      ----   ------
Operating Revenue             $  5,021    $  4,355       15%      $    951    $1,018    (7)%        $1,008     $ 859     17 %
Pretax Operating
Income (1)                    $    666    $    411       62%      $     13    $    4   221 %        $   11     $  21    (48)%


(1) Pretax operating income represents income before taxes, excluding interest expense, interest income, and the first quarter 1999 net charge.
(2) Test & Transactions results include Schlumberger Omnes, formerly a joint venture, which was 100% acquired during the third quarter 1999.

                              Third Quarter 2000
                              ------------------

Third quarter operating revenue of $2.45 billion was 17% higher than the same period last year. Income from continuing operations increased 85% to $205 million compared with $111 million last year. Per share income from continuing operations increased to $0.35 (diluted) versus $0.20 (diluted).

Income from continuing operations, excluding goodwill amortization, was $0.39 per share (diluted) compared with $0.23 per share (diluted) for the same period last year.

Oilfield Services operating revenue increased 7% versus the second quarter while the worldwide M-I rig count increased by 13%. Compared with the same period last year, revenue increased 25% as the worldwide M-I rig count grew 34%.

Resource Management Services (RMS) operating revenue was 7% lower than in the third quarter of 1999. Excluding the adverse effects of currency exchange rates, revenue was flat. Test & Transactions operating revenue increased 6% compared with the same quarter last year.


OILFIELD SERVICES

Oilfield Services operating revenue in the third quarter increased 25% compared with the same quarter last year with North America recording the strongest growth, and all four geographical Areas experiencing double-digit growth. Revenue increased 7% versus the second quarter, as strong revenue growth in North America, Latin America and Europe/CIS/West Africa Areas more than offset a slight sequential decline in the Other Eastern Hemisphere Area. The worldwide M-I rig count increased 34% year-over-year and 13% sequentially. Pretax operating income in the third quarter grew 100% compared to the same period last year and 26% sequentially. Increased demand for advanced oilfield services for reservoir optimization, resulting from firm oil and gas prices and growth in oil and gas company production targets, led to an overall improvement in pricing levels, particularly in North America.

North America
-------------

In North America, third quarter revenue of $625 million increased 49% compared with the same quarter last year and 13% sequentially. The M-I rig count increased 46% year-over-year and 17% sequentially. Pretax operating income of $108 million was 165% higher than the third quarter last year and increased 61% sequentially. Compared to last year, the Reservoir Development Product Group showed the largest year-over-year increase. Sequentially, revenue increased in all North American GeoMarkets, and Product Group revenue growth was led by Reservoir Development and Reservoir Evaluation Wireline.


Latin America
-------------

In Latin America, third quarter revenue of $299 million increased 26% year-over-year and 14% sequentially. The M-I rig count increased 40% year-over-year and 18% sequentially. Revenue growth year-over-year was less than the growth in M-I rig count due to a lower revenue growth rate for Reservoir Evaluation Seismic. Pretax operating income of $32 million was 397% higher than last year and increased 111% sequentially. Revenue increased in all GeoMarkets, both year-over-year and sequentially, with the Venezuela, Trinidad and Tobago GeoMarket posting the largest increase. Compared to the same quarter last year and the second quarter this year, all Product Groups recorded revenue gains with Reservoir Management and Reservoir Development showing major increases.


Europe/CIS/West Africa
----------------------

Third quarter revenue of $422 million in the Europe/CIS/West Africa Area increased 14% compared with the same quarter last year and 10% sequentially. The M-I rig count, excluding the CIS, was up 15% over the same period last year and 7% sequentially. Pretax operating income of $64 million increased 114% year-over-year and 56% sequentially. Except for the UK North Sea, which was essentially flat, all GeoMarkets posted significant revenue growth year-over-year. Compared to the same period last year, revenue grew in all product groups. Revenue grew sequentially in all the GeoMarkets with the strongest growth being recorded in Nigeria and in the CIS.

Third quarter revenue of $406 million in the Other Eastern Hemisphere Area increased 11% compared with the same quarter last year, and decreased 4% sequentially. The M-I rig count increased 13% year-over-year and 2% sequentially. Pretax operating income of $79 million increased 34% compared with last year and decreased 12% sequentially. Compared to the same period last year, revenue growth was led by the Reservoir Evaluation Seismic and Reservoir Development Product Groups, and by growth in activity in the Middle East. The moderate revenue decline compared to the second quarter was mainly due to lower Reservoir Development activity in Asia.



RESOURCE MANAGEMENT SERVICES

Resource Management Services (RMS) operating revenue decreased 7% compared with the third quarter of 1999. When restated for the adverse effect of currency exchange rate fluctuations in Europe, revenue in the third quarter was flat compared with the same period last year. Orders decreased 16% (down 10% in national currencies) versus the same period last year. Revenue growth in the North American solutions market partially offset the continuing weakness in orders from the European meter market. Excluding the impact of CellNet and exchange rate fluctuations in Europe, third quarter pretax operating income increased $8.7 million over the same period in 1999.

In North America, third quarter revenue increased by 24% versus the same period last year, primarily due to the PECO Energy Company automated meter reading project, sales of UtiliNet radios, and continued strong sales of the CENTRON* static electricity meter. Revenue was also realized from meters in revenue service, which increased 9% over the previous quarter.

In Europe, third quarter revenue declined 20% (down 10% in national currencies) versus the third quarter of 1999 while orders decreased 19% (down 8% in national currencies). However, gas revenue in the UK increased significantly due to strong residential meter demand.

South America revenue declined 6% versus the third quarter of 1999 due primarily to decreased orders in Colombia. Higher orders were received in Chile and Brazil, both of which reported increased revenue over 1999.

In Asia, third quarter revenue increased 3% and orders were up 9% versus the same period in 1999. A significant sale of electricity meters to China, and a large order from the Republic of Kyrgyzstan for the recently launched Gallus*

1000 gas meters contributed to the upturn. Significant deliveries of electricity meters in India coupled with improved water meter activity in Australia also bolstered the Asia region performance for the quarter.


TEST & TRANSACTIONS

Test & Transactions operating revenue in the third quarter increased 6% compared with the same quarter last year and was flat sequentially. Orders were flat compared with the same quarter last year and decreased 4% sequentially. In local currency, operating revenue increased 13% and orders increased 9% compared to the same quarter last year.

Despite increased growth and profitability in the Cards business, Test & Transactions pretax operating income decreased 89% compared with last year and decreased 88% versus the previous quarter due to lower revenue at Semiconductor Solutions and investment in the Network Solutions technical and security consulting business.

Cards revenue increased 26% year-over-year and increased 7% versus the previous quarter due to increased shipments of SIM (Subscriber Identity Module) cards for the GSM (Global Systems for Mobile Communications) market that more than doubled in volume compared to the previous year. Orders increased 42% compared to the same quarter last year and increased 19% sequentially.

Network Solutions revenue was flat sequentially and increased 14% compared to the same quarter last year due to increased activity in managed network services in Europe, South America and West Africa, and on increased demand for secure wireless applications for mobile GSM operators. Orders decreased 34% compared to the same quarter last year.

eTransactions Solutions revenue decreased 5% year-over-year and increased 8% versus the previous quarter. Orders decreased 20% compared with the same quarter last year, primarily due to delays in orders for pay and display terminals in Europe.

Semiconductor Solutions revenue decreased 15% year-over-year and decreased 10% versus the previous quarter primarily due to reduced activity for the memory, probe and verification product offerings and an industry-wide components shortage resulting in delays shipping products at the end of the quarter. Year-over-year orders decreased 16% primarily due to a decline in demand for RDRAM(TM) memory-test systems.


INCOME STATEMENT

Interest and other income includes Interest income of $79 million and Equity in Net Earnings of Affiliated Companies of $11 million, $9 million of this is related to the drilling fluids joint venture with Smith International. Interest income increased by $20 million over last year due to higher returns on investment from 5.2% to 6.6%. Gross margin was 24% compared to 22% over the same period last year. Research and engineering expenses increased by 2%, and marketing expense fell by 6%. General expense as a percentage of operating revenue was 4.6% the same as last year. Interest expense increased by $27 million as borrowing rates increased from 5.2% to 7.1% and average debt balances was down slightly. The effective tax rate decreased by 3 percentage points to 20% reflecting higher earnings in low tax rate jurisdictions.


                            First Nine Months 2000
                            ----------------------

Operating revenue of $6.92 billion was 11% higher than the same period last year. Income from continuing operations before 1999 first quarter charges, of $497 million and diluted earnings per share of $0.86 were 83% and 79% higher, respectively, than last year.

Income from continuing operations, excluding goodwill amortization, was $0.97 per share (diluted) compared with $0.65 per share (diluted) for the same period last year excluding the 1999 first quarter charges.

OILFIELD SERVICES

Operating revenue increased by 15% with all areas showing increases except Europe/CIS/W. Africa. Pretax operating income and the M-I rig count increased by 62% and 32% respectively over last year.

North America
-------------

North America revenue increased by $529 million, a 46% increase compared with the same period in 1999, pretax operating income increased by 238%. The M-I rig count increased by 56%. Revenue increased in all regions with US Land recording the largest increase of 82% over the same period last year. The increased demand for advanced oilfield services for reservoir optimization, as a result of firm oil and gas prices and growth in oil and gas company production targets, has led to an overall improvement in pricing levels.

Latin America
-------------

Latin America revenue increased by $121 million, a 18% increase. The pretax operating income increased by $35 million, a 166% compared with the same period last year. The M-I rig count increased by 20%. Revenue increased in all regions with Venezuela, Trinidad & Tobago having a 33% increase.

Europe/CIS/West Africa
----------------------

Revenue decreased by 3% compared to prior year. Pretax operating income increased by 33% and the M-I rig count increased by 10%. Increases in CIS and West Africa did not offset the losses in the other regions.

Other Eastern Hemisphere
------------------------

Revenue increased by 3% to $1.2 billion. Compared to the same period last year pretax operating income was up 7% and the M-I rig count increased 3%. Middle East revenue increased by 6% while Asia decreased by 2%.


RESOURCE MANAGEMENT SERVICES

Resources Management Services revenue was down 7%. Pretax operating income increased by 221%. This was due mainly to the significant increases in UK & Southern Africa, CIS and South American regions, partially offset by the loss at CellNet.

Revenue in North America was up 13% including CellNet; excluding CellNet revenue grew by 6%. Orders grew by 18%, this increase was led by higher demand for CENTRON* static electricity meters and by new CellNet business.

In Europe revenue and orders were down by 17% and 20%, respectively. The continued pressure on prices affected electricity revenue, while gas revenue has increased significantly in the UK.

In South America revenue and orders grew by 2% and 7%, respectively. Brazil and Chile showed improvement over last year mainly in electricity. In Asia revenue and orders grew by 11% and 6%, respectively.


TEST & TRANSACTIONS

Revenue including Omnes grew by 17% over last year and pretax operating income fell by 48%. Orders grew by 25% compared to last year.

The growth in Cards continued with an increase in revenue of 25% and orders of 37%, reflecting strong activity in the mobile communications market especially in Asia. Semiconductor revenue decreased by 1% and orders increased by 16% over last year. Revenue for eTransactions fell by 13% and orders grew by 4%. Network Solutions including Omnes increased by 72% and orders by 36%.

INCOME STATEMENT

Interest and other income includes Interest income of $225 million and Equity in Net Earnings of Affiliated Companies of $24 million. Interest income increased by $56 million due to the higher average returns on investment, from 4.9% to 6.2%. Equity in Net Earnings of Affiliated Companies was $21 million higher than last year reflecting the drilling fluids joint venture income. The 1999 Interest and other income included a $103 million gain on the sale of financial instruments relating to the sale of Retail Petroleum Systems. Gross margin increased from 20% to 24% as 1999 included $147 million of charges. Excluding these charges gross margin in 1999 was 22%. Research and engineering expenses increased by 2%, and marketing expenses decreased by 1%. General expenses as a percentage of operating revenue increased from 4.7% to 4.8%. Interest expense increased by $68 million as average borrowing rates increased from 5.3% to 6.8%. The effective tax rate was 23% for both the current year and prior year nine month periods.

ACQUISITIONS
------------

In the first quarter of 2000, Schlumberger acquired Telweb, Inc. for $25 million. Telweb, a Canadian company, pioneered Internet accessibility with its WebPayphone Network(TM). The acquisition was accounted for using the purchase method of accounting, and cost of net assets acquired is being amortized on a straight-line basis over 10 years.

In the second quarter of 2000, Schlumberger acquired Operational Services, Inc. for $13 million. OSI provides a systematic approach to production management through efficient systems and processes. The acquisition was accounted for using the purchase method of accounting, and cost in excess of net assets acquired is being amortized on a straight-line basis over 15 years.

In the second quarter of 2000, Schlumberger completed the acquisition of substantially all of the assets of CellNet Data Systems, Inc. at a cost of $209 million. CellNet is a provider of telemetry services for the development and deployment of large-scale automatic meter reading systems. The acquisition was handled through Chapter 11 procedure and was approved by the bankruptcy court.

In the second quarter of 2000, Schlumberger and Baker Hughes signed a memorandum of understanding under which the Schlumberger surface seismic business, Geco-Prakla, would join with the Western Geophysical seismic unit of Baker Hughes to form a new venture to be called Western GECO. In the third quarter of 2000, Schlumberger and Baker Hughes signed a definitive agreement with respect to Western GECO. As part of the formation of the venture, Baker Hughes would receive $500 million in cash from Schlumberger. The new venture would be owned 70% by Schlumberger and 30% by Baker Hughes. The creation of Western GECO is expected to be completed in the fourth quarter of 2000.

On October 16, 2000, Schlumberger and Convergent Group Corporation announced the execution of a definitive merger agreement whereby Schlumberger agreed to acquire a majority interest in Convergent Group for a cash consideration of approximately $276 million. The merger is expected to be completed in the fourth quarter of 2000.

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


* Mark of Schlumberger
UtiliNet is a registered trademark of Metricom, Inc.
RDRAM is a registered trademark of Rambus Inc.

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



                                               Schlumberger Limited
                                               (Registrant)



Date: November 13, 2000                        /s/ Jack Liu
      -----------------                        --------------

                                               Jack Liu
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Chief Accounting Officer