Form 10-K405
period 2000-12-31
SCHLUMBERGER LTD /NY/
filed 2001-03-08
CIK 87347

                                                                            2000

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                                  (Mark One)
            X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            -
                       SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended December 31, 2000
                                          -----------------

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the Transition period from ___________to __________
                         Commission File Number 1-4601


                   Schlumberger N.V. (Schlumberger Limited)
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)


Netherlands Antilles                                       52-0684746
--------------------                                       ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

277 Park Avenue

New York, New York, U.S.A.                                 10172-0266

42, rue Saint-Dominique

Paris, France                                                 75007

Parkstraat 83,
The Hague,
The Netherlands                                              2514 JG

-------------------------------------------              -----------------
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

Common Stock, Par Value $0.01                New York Stock Exchange
                                             Euronext Paris
                                             The London Stock Exchange
                                             Amsterdam Stock Exchange
                                             BES (Bourse Electronique Swisse)

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

                                      [X]

As of February 22, 2001, the aggregate market value of the voting stock held by non-affiliates, calculated on the basis of the closing price on the NYSE Composite Tape, was $31,888,385,858.

As of February 22, 2001, Number of Shares of Common Stock Outstanding:
573,125,405.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated:

         Definitive Proxy Statement for the Annual General Meeting of Stockholders to be held April 11, 2001 ("Proxy Statement"), Part III.

                           (Cover page 2 of 2 pages)

PART I
------

Item 1         Business
------         --------

All references herein to "Registrant" and "Company" refer to Schlumberger Limited and its consolidated subsidiaries. Registrant operates three businesses:
(1) Oilfield Services, (2) Resource Management Services, and (3) Test & Transactions. The following discussion and analysis of results should be read in conjunction with the Consolidated Financial Statements.

Oilfield Services
-----------------

Oilfield Services is the leading supplier of services and technology to the international petroleum industry. It provides virtually every type of service to the upstream exploration and production industry. The business segment is managed geographically. Within the four geographic areas are 28 GeoMarket regions, which bring together geographically focused teams to meet local needs and to provide customized solutions. New technology development is performed by 13 Service Groups to exploit synergies and to introduce innovative solutions into the delivery of products and services within the GeoMarket regions. The Service Groups reflect key areas of Schlumberger expertise. They are organized into three Product Groups that represent the key processes that dominate oil company requirements throughout the life cycle of the reservoir. Reservoir Evaluation combines wireline and seismic services. Reservoir Development combines all services relevant to well construction and well productivity: directional drilling, pressure pumping, drilling fluids, testing, drilling bits, electrical submersible pumps and completion products. Reservoir Management combines integrated services, the software products, data management services and consulting services of GeoQuest, gas compression services and the production systems business.

Registant's oilfield services are marketed by its own personnel. The customer base, business risks, and opportunities for growth are essentially uniform across all services. There is a sharing of production facilities and research centers; labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Registrant believes that it is an industry leader in providing seismic services, measurements-while-drilling and logging-while-drilling services,and fully computerized wireline logging and geoscience software and computing services. Land and marine seismic operations and technologies are managed and developed by WesternGeco, a Schlumberger/Baker-Hughes joint venture.

Resource Management Services
----------------------------

Resource Management Services (RMS) provides professional business services for utilities, energy service providers and industry worldwide. Through consulting, meter deployment and management, data collection and processing, and information analysis, RMS helps clients achieve network optimization, greater operating efficiency and increased customer loyalty in all utility sectors - water, gas, electricity and heat.

RMS is a global systems integration provider to IT-driven electricity, gas and water resource clients worldwide. RMS helps their customers build, deploy and operate modern utility business models.

The Resource Management Services group delivers strategic consulting from front to back office and to utility end-users, within or outside traditional utility boundaries. Strategic methodologies, implementation and business processes combined with smart measurement products, systems and services create greater efficiencies and market value for RMS clients across their business chain through RMS' proprietary Digital Utility(TM).

Behind its Digital Utility, RMS designs systems for management of electricity distribution and usage (residential metering and energy management systems; utility revenue collection systems; commercial, industrial, transmission and distribution measurement and billing products and systems; and load management systems); systems for management of gas usage (residential, commercial and industrial gas meters; regulators, governors, safety valves, stations and systems; gas treatment including filtration, odorization and heating; network management; and prepayment systems); meters and systems for management of residential, commercial and industrial water usage covering the range of effective water distribution management and diverse heat distribution and industrial applications; meter communication systems, including remote metering and wireless communication systems for utility markets; distributed measurement solutions, systems integration and data services; and services, providing software and turnkey installation, repair and maintenance solutions to add value in fully managed projects.

Test & Transactions
-------------------

Test & Transactions provides consulting, integration and products for testing and measurement of semiconductor devices, smart card-based transactions, IP (Internet protocol) network security and wireless services.

Test & Transactions comprises four units: Network Solutions, e-Transactions Solutions, Semiconductor Solutions and Smart Cards. Test & Transactions designs and implements customized solutions to help customers improve time to market, optimize business opportunities and increase productivity. Test & Transactions provides information technology and communication services, including the design, deployment, and operation of secure IP (Internet protocol) networks, security and wireless applications. It provides microprocessor-based smart cards, magnetic stripe cards, terminals, equipment and transaction management systems for a wide range of industries, including retail and banking, parking and mass transit, and campus communities. It also designs products and services for testing, probing and handling semiconductor devices and complete network element characterization and testing for the telecommunications industry.

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

GENERAL
-------

Research & Development
----------------------

Research to support the engineering and development efforts of Registrant's activities is conducted at Schlumberger Austin Product Center, Austin, Texas; Schlumberger Doll Research, Ridgefield, Connecticut; Schlumberger Cambridge Research, Cambridge, England, and at Montrouge, France; Stavanger, Norway; Moscow, Russia and Dhahran, Saudi Arabia.



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

Customers and Backlog of Orders
-------------------------------

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog since it is primarily service rather than product related. Resource Management Services and Test & Transactions had respective backlogs of orders, believed to be firm, of $460 million and $430 million at December 31, 2000, and $417 million and $314 million at December 31, 1999. There is no assurance that any of the current backlog will actually result in sales.

Government Contracts
--------------------

No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts by the US Government.

Employees
---------

As of December 31, 2000, Registrant had approximately 60,000 employees.

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

Financial Information
---------------------

Financial information by segment for the years ended December 31, 2000, 1999 and 1998 is given on pages 45, 46 and 47 of this 10-K report, within the "Notes to Consolidated Financial Statements".

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

Outside of the United States, the principal owned or leased facilities related to Resource Management Services are located at Buenos Aires, Argentina; Adelaide, Australia; Schwechat, Austria; Brussels, Belgium; Americana and Campinas, Brazil; Trois Rivieres, Quebec, Canada; Santiago, Chile; Chongqing, China; Bogota, Colombia; Bagnolet, Chasseneuil, Hagenau, Macon, Massy, and Reims, France; Ettlingen, Hameln, Karlsruhe, and Oldenburg, Germany; Dordrecht, Holland; Godollo, Hungary; Liparang, Indonesia; Asti, Frosinone, and Naples, Italy; Mexico City, Mexico; Lima, Peru; Famalicao, Portugal; Atlantis, South Africa; Montornes, Spain; Taipei County, Taiwan; Kiev, Ukraine; Great Harwood, Port Glasgow and Stretford in the United Kingdom.

Within the United States, Resource Management Services facilities are located in Tallassee, Alabama; San Carlos, California; Norcross, Georgia; Neponset, Illinois; Owenton, Kentucky, and Oconee, South Carolina.

Outside of the United States, the principal owned or leased facilities of Test & Transactions are located in Buenos Aires, Argentina; Sydney, Australia; Curitiba and Sao Paulo, Brazil; Santiago, Chile; Changsha, Hong Kong and Shenyang, China; Bogota, Colombia; Besancon, Chambray-les-Tours, Orleans, Pont Audemer, and St. Etienne, France; Frankfurt and Munich,

Germany; Jakarta, Indonesia; Fuchinobe, Japan; Mexico City, Mexico; Lima, Peru; Barcelona, Spain; Hsinchu, Taiwan; Felixstowe, Ferndown and London in the United Kingdom; Montevideo, Uruguay; and Caracas, Venezuela; and


Dubai, United Arab Emirates.

Within the United States, facilities of Test & Transactions are located in Mobile, Alabama; San Jose and Simi Valley, California; Owings Mill, Maryland; Concord, Massachusetts; Moorestown, New Jersey; Columbus, Ohio; and Houston, Texas.

The following locations serve both Resource Management Services and Test &
Transactions: Beijing, China; Montrouge, France; Milan, Italy; New Delhi, India; Jakarta, Indonesia; Kuala Lumpur, Malaysia; St. Petersburg, Russia, and Felixstowe in the United Kingdom.


See also "Research & Development", on page 3 for a description of research facilities.

Item 3         Legal Proceedings
------         -----------------

The information with respect to Item 3 is set forth under the heading "Contingencies" (page 44 of this 10-K Report) within the "Notes to Consolidated Financial Statements" as part of Item 8, "Financial Statements and Supplementary Data".

Item 4         Submission of matters to a vote of security holders
------         ---------------------------------------------------

No matters were submitted to a vote of Registrant's Security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
------------------------------------

Information with respect to the executive officers of the Registrant and their ages as of March 1, 2000 is set forth below. The positions have been held for at least five years, except where stated.

Name                     Age  Present Position and Five-Year Business Experience
---------------------  ------ --------------------------------------------------

D. Euan Baird            63     Chairman, President and Chief Executive Officer.

Victor E. Grijalva       62     Vice Chairman since April 1998;
                                Executive Vice President - Oilfield Services,
                                   1994 to April 1998.

Jack Liu                 51     Executive Vice President, Chief Financial
                                   Officer and Chief Accounting Officer, since
                                January 1999; Controller, July 1998 to December
                                31,1998;
                                President - Measurement & Systems Asia,
                                   October 1993 to June 1998.

Andrew Gould             54     Executive Vice President - Oilfield Services,
                                   since January 1999;
                                Executive Vice President - OFS Products,
                                   February 1998 to January 1999;
                                President - Wireline & Testing,

Name                     Age  Present Position and Five-Year Business Experience
---------------------  ------ --------------------------------------------------
                                   October 1993 to February 1998.

Clermont A. Matton       59     Executive Vice President - Resource Management
                                   Services, since June 1997;
                                Executive Vice President - Measurement & System,
                                   1993 to June 1997.

Irwin Pfister            56     Executive Vice President - Test & Transactions,
                                   since June 1997;
                                General Manager - Automated Test Equipment,
                                   June 1997 and prior.

James L. Gunderson       45     Secretary and General Counsel, since January
                                1999;
                                Deputy General Counsel, October 1994 to January
                                1999.

Pierre E. Bismuth        56     Vice President - Personnel.

Jean Chevallier          53     Vice President - Information Technology,
                                   since February 1999;
                                President - Omnes, August 1994 to February 1999.

Mark Danton              44     Vice President - Director of Taxes, since
                                January 1, 1999; Deputy
                                Director of Taxes, January 1995 to January 1999.

Philippe Lacour-Gayet    53     Vice President and Chief Scientist; since
                                January 2001;
                                Chief Scientist, July 1997 to January 2001;
                                Vice President and General Manager Schlumberger
                                Riboud Product Center, December 1995 to July
                                1997.

J-D. Percevault          55     Vice President - European Affairs.

Rex Ross                 57     Vice President - Communications, since October
                                1999;
                                President - Omnes, January to September 1999;
                                President - Oilfield Services North America,
                                1998;
                                President - GeoQuest, 1993 through 1997.

Jean-Marc Perraud        53     Treasurer since January 1, 1999;
                                Vice President - Director of Taxes,
                                   1993 through December 1998.

PART II
-------

Item 5         Market for the Registrant's Common Stock and Related
------         ----------------------------------------------------
               Stockholder Matters
               -------------------

As of December 31, 2000, there were 572,724,694 shares of the Common Stock of the Registrant outstanding, exclusive of 94,361,099 shares held in Treasury, and held by approximately 23,000 stockholders of record. The principal United States market for Registrant's Common Stock is the New York Stock Exchange.

Registrant's Common Stock is also traded on the Amsterdam, Euronext Paris, London, and BES (Bourse Electonique Suisse) stock exchanges.

Common Stock Market Prices and Dividends Declared per Share
-----------------------------------------------------------

The information with respect to this portion of Item 5 is set forth under the heading "Common Stock, Market Prices and Dividends Declared per Share" on page 23 of this 10-K Report.

Item 6    Selected Financial Data
------    -----------------------

FIVE-YEAR SUMMARY
                                   (Stated in millions except per share amounts)

                                                                Year Ended December 31,
                                           --------------------------------------------------------------
                                               2000        1999         1998         1997         1996
                                           ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Operating revenue:
   Oilfield Services                       $    7,033   $    5,869   $    7,796   $    7,654   $    6,196
   Resource Management Services                 1,241        1,375        1,465        1,569        1,765
   Test & Transactions                          1,409        1,183        1,226        1,066          741
   Eliminations and other/1/                      (72)         (32)         238          363          336
                                           ----------   ----------   ----------   ----------   ----------
Total operating revenue                    $    9,611   $    8,395   $   10,725   $   10,652   $    9,038
                                           ==========   ==========   ==========   ==========   ==========

% increase (decrease) over prior year              15%         (22)%          1%          18%          15%
Pretax Segment income:
   Oilfield Services                       $      997   $      576   $    1,306   $    1,419   $      939
   Resource Management Services/2/                 15           17           51           74          115
   Test & Transactions/2/                          26           36           80          104           35
   Eliminations                                   (99)         (72)        (139)        (141)        (122)
                                           ----------   ----------   ----------   ----------   ----------
Pretax Segment income before
 Minority interest                                939          557        1,298        1,456          967
   Minority interest                                6           11            9            4            4
                                           ----------   ----------   ----------   ----------   ----------
Total Pretax Segment income,
 before charges                            $      933   $      546   $    1,289   $    1,452   $      963
                                           ----------   ----------   ----------   ----------   ----------

% increase (decrease) over prior
 year                                              71%         (58)%        (11)%         51%          29%
Interest income                                   297          228          164           93           71
Interest expense                                  273          184          127           70           66
Charges (net of minority interest)                 (6)         120          432            -          380
Taxes on income/3/                                228          141          276          388         (156)
                                           ----------   ----------   ----------   ----------   ----------
Income, continuing operations              $      735   $      329   $      618   $    1,087   $      744
                                           ----------   ----------   ----------   ----------   ----------
% increase (decrease) over prior
 year                                             123%         (47)%        (43)%         46%          21%
                                           ----------   ----------   ----------   ----------   ----------
Income, discontinued operations            $        -   $       37   $      396   $      297   $      175
                                           ----------   ----------   ----------   ----------   ----------
Net income                                 $      735   $      367   $    1,014   $    1,385   $      919
                                           ==========   ==========   ==========   ==========   ==========

% increase (decrease) over prior year             100%         (64)%        (27)%         51%          33%


Basic earning per share
   Continuing operations                   $     1.29   $     0.60   $     1.14   $     2.02   $     1.39
   Discontinued operations                          -         0.07         0.72         0.55         0.33
                                           ----------   ----------   ----------   ----------   ----------
   Net income                              $     1.29   $     0.67   $     1.86   $     2.57   $     1.72
                                           ==========   ==========   ==========   ==========   ==========

Diluted earning per share
   Continuing operations                   $     1.27   $     0.58   $     1.10   $     1.94   $     1.37
   Discontinued operations                          -         0.07         0.71         0.53         0.32
                                           ----------   ----------   ----------   ----------   ----------
   Net income                              $     1.27   $     0.65   $     1.81   $     2.47   $     1.69
                                           ==========   ==========   ==========   ==========   ==========

Cash dividends declared per share          $     0.75   $     0.75   $     0.75   $     0.75   $     0.75
                                           ==========   ==========   ==========   ==========   ==========

                                   (Stated in millions except per share amounts)

                                                             Year Ended December 31,
                                      -------------------------------------------------------------------
                                          2000          1999          1998          1997         1996
                                      -----------   -----------   -----------   -----------   -----------
SUMMARY OF FINANCIAL DATA
Income as % of operating revenue,
   continuing operations/3/                     8%            5%            9%           10%            8%
                                      -----------   -----------   -----------   -----------   -----------
Return on average stockholders'
   equity, continuing operations/4/             9%            6%           13%           16%           13%
                                      -----------   -----------   -----------   -----------   -----------
Fixed asset additions                 $     1,323   $       792   $     1,463   $     1,404   $     1,069
                                      -----------   -----------   -----------   -----------   -----------
Depreciation expense                  $       943   $       929   $       935   $       848   $       764
                                      -----------   -----------   -----------   -----------   -----------
Avg. number of shares outstanding:
   Basic                                      570           549           544           539           534
                                      -----------   -----------   -----------   -----------   -----------
   Assuming dilution                          580           564           562           560           546
                                      -----------   -----------   -----------   -----------   -----------

ON DECEMBER 31

Liquidity/5/                          $       422   $     1,231   $       731   $       527   $       171
                                      -----------   -----------   -----------   -----------   -----------
Working capital/2/                    $     3,502   $     4,787   $     4,681   $     2,506   $     1,660
                                      -----------   -----------   -----------   -----------   -----------
Total assets                          $    17,173   $    15,081   $    16,078   $    13,186   $    11,272
                                      -----------   -----------   -----------   -----------   -----------
Long-term debt                        $     3,573   $     3,183   $     3,285   $     1,179   $       731
                                      -----------   -----------   -----------   -----------   -----------
Stockholders' equity                  $     8,295   $     7,721   $     8,119   $     7,381   $     6,221
                                      -----------   -----------   -----------   -----------   -----------
Number of employees
   continuing operations                   60,000        55,000        59,000        64,000        57,000
                                      -----------   -----------   -----------   -----------   -----------

/1/ Includes the Retail Petroleum Systems (RPS) business sold on October 1,
    1998.
/2/ Restated for comparative purposes.
/3/ In 1999, the provision for income taxes, before the tax benefit on the charge and the tax expense on the gain on the sale of RPS financial instruments, was $133 million. In 1998, the provision for income taxes, before the tax benefit on the third quarter charge, was $340 million. In 1996, the provision for income taxes, before recognition of the US tax loss carryforward benefit and the tax effect of the unusual items, was $226 million.
/4/ In 2000, 1999 and 1998, excluding the charges.

/5/ Liquidity is defined as cash plus short-term and long-term investments less debt.

Item 7   Management's Discussion and Analysis of Financial Condition
------   -----------------------------------------------------------
         and Results of Operations
         -------------------------


Schlumberger operates three businesses: Oilfield Services, Resource Management Services and Test & Transactions. (Stated in millions)

                                                                                               (Stated in millions)
                        Oilfield Services                  Resource Mgt. Services           Test & Transactions/2/
                       ------------------------------  -------------------------------  ------------------------------
                          2000     1999     % Change     2000      1999/3/   % Change     2000     1999/3/    % Change
                       ------------------------------  -------------------------------  ------------------------------
Operating Revenue          $7,033   $ 5,869   20%          $1,241    $ 1,375   (10)%        $1,409   $ 1,183   19%

Pretax Segment
  Income/1/                $  997    $  576   73%           $  15      $  17   (14)%         $  26     $  36  (29)%


/1/ Pretax segment income represents income before taxes and minority interest, excluding interest income and interest expense, and the 2000 and 1999 charges.

/2/ Test & Transactions results include Omnes, formerly a joint venture which was 100% acquired during the third quarter of 1999.

/3/  Restated for comparative purposes

Oilfield Services
-----------------
On November 30, 2000, Schlumberger and Baker Hughes closed the transaction to create the seismic joint venture WesternGeco. WesternGeco comprises the seismic fleets, data processing assets, exclusive and nonexclusive multiclient surveys, and other assets of Schlumberger Geco-Prakla and Baker Hughes Western Geophysical. WesternGeco is owned 70% by Schlumberger and 30% by Baker Hughes. The creation of WesternGeco is a natural alignment of two leading seismic companies which have complementary markets, technologies and cultural values. WesternGeco will focus on delivering the best possible seismic services and technology in the industry to oil and gas customers in a safe and efficient manner.

2000 Results
Moderate growth was recorded during the first half of the year with sharp sequential growth in the second half of the year led by increased activity in North America and higher demand for Reservoir Development services. The seismic down cycle, which started at the beginning of 1999, continued through the first half of the year. The second half of 2000 saw significant improvement leading to higher Schlumberger activity due to the introduction of new generation seismic Q* Marine and Q Land technology and increased multiclient data sales.

Oilfield Services operating revenue increased 20% compared with 1999 as the worldwide M-I rig count grew 30%.

NORTH AMERICA
North America operating revenue increased 46% versus 1999, in line with the M-I rig count which grew 47%. Increased activity, which started in the third quarter of 1999, continued into the beginning of 2000 with a significant increase in drilling activity due to the continued shift to natural gas exploration and development. Reservoir Evaluation Wireline and Reservoir Development recorded the year's strongest growth. Pretax segment income increased 206%.

LATIN AMERICA
Latin America operating revenue increased 22% for the year, consistent with a 23% increase in the M-I rig count. There was strong growth in the second half of 2000 led by Reservoir Development activity. Pretax segment income increased 333% due to improved profitability in Resevoir Evaluation Wireline and Reservoir Development.

EUROPE/CIS/WEST AFRICA
Operating revenue increased 6% in the Europe/CIS/West Africa Area during 2000, consistent with a 10% increase in the M-I rig count. Results in the first quarter were lower year over year due to continued flat activity and a sharp decline in seismic activity in this region for the same period. The increase in activity in the second half of the year was moderate compared with the other Areas. Pretax segment income increased 66%.

OTHER EASTERN HEMISPHERE
Revenue in the Other Eastern Hemisphere Area increased 5%, in line with a 5% increase in the M-I rig count. Lower first quarter results resulted from the continued industry down cycle, and growth was moderate for the remainder of the year due to a slow increase in activity. Stronger sequential growth in the second half of the year resulted from increased activity in the Middle East and improved demand for Reservoir Development services. Pretax segment income increased 6%.

1999 Results
On December 30, Schlumberger completed the spin-off to its stockholders of its offshore contract drilling business, Sedco Forex. Following the spin-off, on December 31, Sedco Forex merged with Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The transaction created the world's largest offshore drilling company and the third largest oilfield services company by market capitalization. Upon completion of the merger, Schlumberger stockholders owned approximately 52% of the shares of Transocean Sedco Forex, and Transocean Offshore shareholders owned the remaining 48%. Schlumberger retained no ownership in the combined company. Sedco Forex is treated as a discontinued operation for all periods.

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

NORTH AMERICA
North American revenue fell 30%, with a 22% decline in the average rig count. The slowdown was particularly dramatic in the first half of the year, with the average rig count down 40%. All product groups ended the year with lower revenue than in 1998. Pretax segment income dropped 64%.

Increased activity during the fourth quarter was mainly focused on gas development projects, primarily in the lower 48 states and Canada.

LATIN AMERICA
Latin American revenue fell 26%, in line with the 23% decrease in the average rig count. The reduced activity resulted from a slowdown in all product groups with the exception of drilling services, which saw a 41% increase due to the commencement of MPSV* multipurpose service vessel operations on Lake Maracaibo in Venezuela. Pretax segment income was down 88%, mainly due to lower prices and reduced activity across the region.

EUROPE/CIS/WEST AFRICA
Revenue declined 28% in the Europe/CIS/West Africa region, in line with the decline in the average rig count. Revenue from all product groups and geographical areas fell, with the exception of the CIS, where growth in pressure pumping activity fueled a notable increase in revenue over 1998. Pretax segment income for the region decreased 60%.

OTHER EASTERN HEMISPHERE
Revenue in Other Eastern Hemisphere declined 22%, led by significantly lower activity in the Eastern Mediterranean and the Australia GeoMarket areas. Compared with 1998, the average rig count fell 16% in the Middle East and 20% in Asia. Revenue from all services fell, with the exception of Reservoir Management as the MPSV Bima continued to provide value-added services to customers in Indonesia. Pretax segment income fell 45%.

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

NORTH AMERICA
North American revenue was 5% below 1997, despite a 17% decline in average rig count. The slowdown was particularly significant in the second half of the year, with the average rig count down by 38% in the fourth quarter compared with the same period last year. Wireline, testing and directional drilling services ended the year with lower revenue than in 1997. Pretax segment income dropped 24%.

LATIN AMERICA
A revenue gain of 8% in Latin America resulted from strong data services, wireline services and testing services, despite the 12% fall in the average rig count. Revenue from Mexico increased by 25% compared with 1997, with a large contribution from the Burgos gas fields. Pretax segment income was 18% lower, mainly due to the reduction of activity in Venezuela.

EUROPE/CIS/WEST AFRICA
Revenue was up 2% in the Europe/CIS/West Africa region due to increased directional drilling and data management services, despite an 11% fall in the average rig count (excluding CIS rigs). Revenue from the CIS increased significantly due to the start-up of new projects in Kazakhstan and Azerbaijan, and revenue from West Africa showed firm growth, supported by strong land drilling activity. Pretax segment income fell 7%.

OTHER EASTERN HEMISPHERE
Revenue grew by 4% compared with 1997, while the average rig count increased 1%. Pretax segment income increased 7%. Asia revenue was 7% above 1997, mainly due to East Asia and Indonesia and with strong increases in all service lines except seismic services, which was flat with 1997. Revenue in the Middle East was up 3%, with the overall growth slowing in the second half of the year, notably from seismic services.

Resource Management Services
----------------------------
2000 Results
In 2000, pressure on utility prices and the negative impact of currency movements in Europe resulted in a continued downturn for the utility industry. The effects of deregulation in Europe meant increased competitive pricing in the industry, opening the market to new players.

In this unstable environment, Schlumberger took strategic steps during the year to build its solutions offerings through the acquisition in May of the assets of CellNet Data Systems for $209 million, the leading provider of telemetry technology for the development and deployment of large-scale automatic meter reading (AMR) systems. The combination of our Resource Management Services (RMS) utility measurement systems, products and services with CellNet AMR technology and integrated networks significantly strengthened the RMS position in delivering advanced value-added services to utilities and energy resource providers. In November, Schlumberger acquired a majority stake in the Convergent Group, a leading builder of digital enterprises that will complement the Schlumberger value-added solution approach to business in the utility sector. As another significant strategic step, RMS divested its gas activities in Europe.

Excluding the divested activities and revenue of CellNet and of the Convergent Group, RMS revenue decreased 8% for the year compared with 1999, but was flat, excluding the negative impact of the appreciation of the dollar against the euro. Orders fell 18% year over year. Strong activity in the US electricity and water metering markets, in the UK gas market and throughout Asia compensated for decreases in electricity metering in Italy, France and Central Europe. The sharpest revenue decreases were recorded across Europe, due in part to the fourth quarter divestiture of the gas service businesses in Europe. Revenue contributions continued to come from North America and Asia, where market expansion, the receipt of several major orders and the CellNet asset acquisition led to higher growth. Excluding discontinued activities and acquisitions, pretax segment income improved 31%, reflecting better operating conditions in North America and the benefit of cost reduction efforts over the last four years. The appreciation of the US dollar against the Euro did not have a significant impact on pretax segment income.

In North America, revenue increased 18%, and orders decreased 18% compared with 1999. Revenue growth resulted mainly from stronger electricity and water meter sales and from the deployment of the fixed network at PECO Energy. Signed in October 1999, the PECO contract calls for the installation of 750,000 new CENTRON* static meters with built-in AMR capability and the provision of reading services over thirteen years. In 2000, Schlumberger acquired an exclusive utility industry license for Metricom Inc.'s UtiliNet(TM) RF (radio-frequency) technology to enhance the ability of RMS to provide a broader array of high-end data collection and control systems solutions to its electric, water and gas customers. Growth in the second half of the year was generated by CellNet-related orders and by strong communication module sales, AMR fees and the introduction of an improved time-of-use service. RMS also announced the signing of a 15-year contract to provide data services to 150,000 of its customers in the Kansas City metropolitan area.

In Europe, revenue and orders both declined 6%, excluding divested activities. Decreases in activity were recorded in most countries, except Spain, Portugal and the UK, and across all product lines. Growth in the UK was driven by strong residential meter demand including an agreement for the sale of more than 650,000 U6* gas meters. As part of the increased focus on the solutions business in Europe, RMS acquired Energy Auditing Agency Ltd. (TEAM), a UK-based energy analysis and management software and services provider which serves more than 600 companies. TEAM technology should accelerate the introduction of RMS advanced web-based data management services. TEAM technology will also be adapted for deployment in North America.

South American revenue was flat, and orders rose 7% compared with 1999, reflecting the recovery of demand in Brazil after a depressed year in 1999 due to the currency devaluation. However, a lack of activity in Colombia, Peru and Venezuela offset all gains in the second half of the year.

Revenue in Asia increased 17%, and orders rose 10% year over year, due mainly to improvements in manufacturing efficiency and to strong electricity metering activity. A significant contract for the sale of electricity meters to China, and a large order from the Republic of Kyrgyzstan for recently launched Gallus* 1000 gas meters, contributed to the revenue growth.

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

Resource Management Services revenue declined 6% and orders fell 3% compared with 1998. The downturn resulted from continuing pressure on prices and the negative impact of currency movements. Adverse economic conditions in Brazil, which underwent currency devaluation, and in the CIS, also contributed to the downturn. Pretax segment income dropped 71%, reflecting margin deterioration and charges during the year. Contributions came from North America and Asia, where market growth and higher shipments made a positive impact on business.

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

Pretax segment income dropped 30%, reflecting margin deterioration due to lower sales in North and South America, France and Germany. Favorable contributions came from South and Central Europe and from savings as a result of the restructuring of RMS, which was initiated in 1996.

Test & Transactions
-------------------
2000 Results
Test & Transactions revenue growth of 19% and orders growth of 26% versus 1999, resulted from significantly higher activity levels in the Smart Cards and Network Solutions businesses. Pretax segment income fell 29%, mostly due to deterioration in the Semiconductor Solutions business and to recruiting and training investments in our new consulting businesses.

During the year, Schlumberger realigned its Test & Transactions activities in order to better address customer needs and to expand the opportunities for integrating our consulting, integration and network services expertise into the markets Schlumberger serves, including the oil and gas, utility, wireless, finance, telecom and corporate IT security markets. Meanwhile, Schlumberger took aggressive steps to expand the Network Solutions business, the most significant being the acquisition of Data Marine Systems (DMS) in October.

Smart Cards revenue increased 25% versus 1999. Orders grew 32% year over year. The healthy rise in orders for smart card-based solutions was driven by continued outstanding growth of the mobile communications market and the beginning of the rollout of smart card applications in North America. In the US, Schlumberger won the largest-ever smart card IT security order. The Cyberflex* Java(TM)-programmable cards will be used to provide secure access to customer's data networks and facilities. At Cartes 2000, the annual smart cards industry forum, Schlumberger received the prestigious Sesame Award for a secure electronic mobile banking system. On February 9, 2001, Schlumberger announced that it had signed a definitive agreement to acquire Bull CP8, a leading smart card technology provider, for approximately $325 million.

Semiconductor Solutions revenue increased 4% year over year. Ongoing industry cutbacks in capital expenditures, which stalled delivery of new mixed-signal testers in the second half of the year, and the lack of a market for Rambus(TM) dynamic random access memory (RDRAM(TM)) testers adversely impacted profitability. Orders grew 11% compared with 1999.

Network Solutions revenue grew 64% versus 1999. Orders jumped 46% over the same period. Schlumberger continued to invest heavily to build its technology base and expand its offerings in consulting and network management. In October, Schlumberger completed the acquisition of Data Marine Systems Limited (DMS), a global provider of telecommunications technical consulting, system engineering, integration services and secure remote connectivity. This acquisition will diversify the global network services capabilities of Schlumberger and expand the Network Solutions customer base to over 100 companies in the oil and gas, health and mobile communications industries.

E-Transactions Solutions revenue declined 13% year over year. Orders rose 12% over the same period on higher terminals and systems bookings for the e-City and e-Payment businesses. Manufacturing delays resulted from semiconductor shortages in the first half of the year, as well as a slowdown in Pay & Display* parking meter shipments as European customers postponed deliveries to await new euro-compatible products.

1999 Results
Revenue at Test & Transactions declined 4% compared with 1998. Orders rose 16%. The year was characterized by volatility due to changing business environments in several Test & Transactions market segments. The smart cards business, which is derived in part from emerging economies, suffered from pricing pressures associated with highly competitive markets such as mobile communications. However, the introduction of new smart products contributed to Test & Transactions revenue. Market uncertainties associated with the Rambus memory device rollout and a softening in the high-end logic test business negatively impacted revenue.

Cards revenue improved 9% versus 1998, while orders increased 14%. During the year, Schlumberger successfully launched the Cyberflex Simera* Java-programmable subscriber identity module (SIM) card and Cryptoflex* e-gate* card into the booming GSM and PC markets. The rapid growth of the mobile communications market, which was accompanied by increasing demand for multiapplication and open-platform cards, provided a strong impetus for the accelerated adoption and continued use of the Simera cards. However, despite a strong increase in orders for SIM cards over 1998, global price pressure significantly reduced the revenue generated. Card sales grew in both Asia and Europe, the two most prominent consumer markets for smart cards.

Semiconductor Solutions revenue decreased 28%, while orders increased 9%. Fourteen new products were introduced during the year, and Schlumberger entered the front-end (process equipment) semiconductor equipment business with the first shipments of the Odyssey 300* wafer defect detection system. Although the initiative to focus on RDRAM technology resulted in an early leadership position for Schlumberger, the slow pace of the emerging RDRAM market delayed orders.

Network Solutions revenue increased 47% versus 1998, and orders grew 65%. In July 1999, Schlumberger purchased its 50% share of the Omnes joint venture.

E-Transactions revenue grew 3% versus 1998, while orders fell 8%. During 1999, Schlumberger introduced new MagIC* 6000 payment terminals into the strong retail market with great success. In addition, e-City solutions sales showed a significant increase over 1998, with key contributions from Parking and Mass Transit applications.

1998 Results
Compared with 1997, revenue for Test & Transactions rose 15%, while orders fell 16%. The Cards business grew 34%, while Semiconductor Solutions activity fell 2%. Both businesses experienced volatile business cycles but outpaced their respective markets. In 1998, smart card volume increased more than 40% compared with the industry's growth rate of 32%. Despite an industry downturn, Semiconductor Solutions increased market share for mixed-signal and logic test systems. In October, the Retail Petroleum Systems business was sold to Tokheim Corporation.

The strong revenue growth at Cards came from the mobile phone SIM card market and from financial and banking cards. Schlumberger concentrated on growing its share of key smart card markets--mobile phones, finance and banking, and emerging markets-which presented significant opportunities for the smart card-based solutions and systems integration businesses. One successful system integration business was exemplified by the launch of the Cyberflex Mobile Solution. This integrated product and service offering included a Cyberflex Simera smart card, a software developer's kit with an easy-to-use SIMnario* graphical interface for rapid prototyping, the Aremis* SIM-based service management system and the Aremis marketing platform. Schlumberger also offered a wide range of consulting, engineering and turnkey project management services to facilitate the design of these systems.

E-Transactions revenue increased 48%, benefiting mostly from the e-City Solutions business, which comprises parking and mass transit systems. The Stelio* parking system was successfully introduced and made a significant contribution to revenue. Network Solutions revenue grew 8%.

At Semiconductor Solutions, strong orders in the first half of the year were offset by the decline during the second half. To reflect the downturn in the semiconductor business, Schlumberger implemented a cost reduction plan, but maintained investments for critical new product developments.

During 1998, Schlumberger introduced D-RDRAM(TM), SDRAM and RDRAM memory test systems. The new RDX2200* series of RDRAM test systems was anticipated to establish a new market standard for test accuracy, throughput and cost. The RDX2200 series of test systems owes its accuracy and performance advantage to Semiconductor Solutions test technology expertise in high-end logic design and test methodology. Also successfully introduced in 1998 was the IDS2000* probe system. This laser-based system, focused on the emerging flip chip market, provides the same diagnostic capabilities as high-end e-beam tools. Several IDS2000 systems were installed during the year.

In 1998, the SABER* (Schlumberger Advanced Business and Engineering Resources) services group was formed and achieved profitability. The SABER business model, which derives from the Schlumberger service culture, is an innovative concept that provides consulting, turnkey engineering and operational services for the semiconductor industry.

Income - Continuing Operations
------------------------------

                 (Stated in millions except per share amounts)

                         Net Income                Earnings per share
                                              -----------------------------
                       from Continuing

                         Operations              Basic           Diluted
                     -------------------      ------------     ------------

2000/1/               $             735        $     1.29       $     1.27
                     ===================      ============     ============

1999/2/               $             329        $     0.60       $     0.58
                     ===================      ============     ============

1998/3/               $             618        $     1.14       $     1.10
                     ===================      ============     ============




/1/ Includes a net, after-tax and minority interest charge of $3 million ($0.00 per share - diluted). For details, see Charges - Continuing Operations on page 34.

/2/ Includes an after-tax charge of $129 million ($0.23 per share-diluted). For details, see Charges - Continuing Operations on page 34.

/3/ Includes an after-tax charge of $368 million ($0.65 per share-diluted). For details, see Charges - Continuing Operations on page 34.

In 2000, Oilfield Services segment net income increased $302 million, or 75%, to $704 million. Increases in E&P expenditures and in oil and gas prices, resulting from increased oil demand and the lowest level of excess oil production capacity in decades, were the underlying factors of the strong increases in most areas, and notably in North America. Average worldwide rig count increased 30% compared to 1999. Resource Management Services segment net income of $14 million was up $9 million. Test & Transactions segment net income increased $4 million, or 13%, to $34 million as record achievements in the Cards business were partially offset by weaknesses in the eTransaction and Semiconductor activities and by investment in the Network Solutions business.

In 1999, Oilfield Services segment net income decreased $551 million, or 58%, to $402 million. All areas reported substantial declines as a result of the worldwide reduction in E&P expenditures due to reduced oil prices, which led to a 22% fall in average rig count. Resource Management Services operating net income of $6 million was down $26 million, or 82%. Test & Transactions segment net income decreased $25 million, or 46%, to $30 million, as stronger results from Cards activities were more than offset by declines at Semiconductor, which was negatively impacted by Rambus-related market uncertainties and by a softening of the high-end logic test business for which it is a leading supplier.

In 1998, Oilfield Services segment net income of $954 million was down 11%, reflecting the 13% decrease in average rig count. The main decrease was in North America, which was impacted by strong pricing pressure and a slowdown in activity in the second half of the year. Resource Management Services segment net income decreased $15 million, or 32%, largely due to market weakness as a result of industry consolidation and privatization, compounded by the financial crisis in emerging countries. Test & Transactions segment net income of $55 million was down 25% as growth in the Cards activities was offset by a severe market decline in Semiconductor operations, due to curtailment of capital expenditures by the industry in the latter half of the year.

Currency Risks

Refer to page 31, Translation of Non-US Currencies in the Notes to Consolidated Financial Statements, for a description of the Schlumberger policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business's functional currency.

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

Research & Engineering

Expenditures by business segment were as follows:

                                                 (Stated in millions)
                                      2000         1999        1998
                                  ----------   ----------   ---------

Oilfield Services                     $ 364        $ 354       $ 371

Resources Management Services            53           57          57

Test & Transactions                     124          111         115

Other/1/                                  -            -          14
                                  ----------   ----------   ---------
                                      $ 541        $ 522       $ 557
                                  ==========   ==========   =========



/1/ Primarily comprises the Retail Petroleum Systems business sold on October 1, 1998.

Interest Expense

Interest expense increased $83 million, to $276 million, in 2000 principally due to higher average borrowing rates. The increase in interest expense in 1999 of $56 million, to $193 million, reflected the significantly higher debt balances incurred in 1998 by Schlumberger's principal US subsidiary relating to the acquisition of Camco.

Charges - Continuing Operations

Schlumberger recorded the following after-tax and minority interest charges for continuing operations in 2000, 1999 and 1998:

 .    In December 2000, $25 million primarily relating to the write down of certain inventory and severance costs in the Semiconductor Solutions business resulting from reduced activity levels in the semiconductor test market, $39 million related to the creation of the WesternGeco joint venture (including asset impairment and severance costs for Schlumberger's existing Geco-Prakla business), and a credit of $61 million from the gain on sale of two Gas Services businesses in Europe.
 .    In December 1999, $71 million primarily relating to the reduction of its marine seismic fleet due to depressed market conditions and the restructuring of its land drilling activity following the spin-off of its offshore drilling business to stockholders.
 .    In March 1999, $138 million primarily relating to the downsizing of its global Oilfield Services activities to meet prevailing market conditions, and a credit of $80 million from the gain on sale of financial instruments in connection with the 1998 sale of the Retail Petroleum Systems business.
 .    In September 1998, $368 million to reflect the estimated costs of consolidating resources and locations and making significant cuts in personnel necessitated by the E&P industry downturn.

The December 2000 charge included severance costs of $9 million (380 people) none of which had been paid by December 31, 2000. Severance costs included in the December 1999 charge (300 people), the March 1999 charge (4700 people) and the September 1998 charge (6200 people) have been paid.

Liquidity

A measure of financial position is liquidity, defined as cash plus short-term and long-term investments, less debt. The following table summarizes the change in Schlumberger consolidated liquidity for each of the past three years:

                                                    (Stated in  millions)

                                                 2000       1999/1/    1998/1/
                                               --------   ---------   --------

Income from continuing operations              $   735     $   329    $   618
Gain on sale of businesses                         (61)         --         --
Charges                                             64         129        368
Depreciation & amortization/2/                   1,271       1,150      1,012
(Increase) decrease in working
  capital requirements                            (104)        165       (138)
Fixed asset additions/2/                        (1,546)     (1,019)    (1,463)
Dividends paid                                    (426)       (410)      (388)
Proceeds from
  employee stock plans                             229         174        139
Businesses (acquired) sold                        (921)       (135)        61
Exercise of stock warrants/3/                       --         450         --
Sale of financial instruments                       --         204         --
Drilling fluids joint venture                       --        (325)        --
Discontinued operations/4/                          --         (52)       107
Other                                              (50)       (160)      (112)
                                               -------     -------    -------
Net (decrease) increase in liquidity           $  (809)    $   500    $   204
Liquidity - beginning of period                  1,231         731        527
                                               -------     -------    -------
Liquidity - end of period                      $   422     $ 1,231    $   731
                                               =======     =======    =======



/1/ Reclassified, in part, for comparative purposes.
/2/ Including multiclient seismic data costs.
/3/ On December 16, 1999, Dow Chemical exercised a warrant to purchase
    15,153,018 shares of Schlumberger common stock. The warrant was received by Dow Chemical as part of the 1993 Transaction under which Schlumberger acquired Dow Chemical's 50% share of the Dowell Schlumberger joint venture.
/4/ 1999 includes $304 million received in settlement of intercompany balances between Schlumberger and Sedco Forex.

The current consolidated liquidity level, combined with liquidity expected from operations, should satisfy future business requirements.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 2000 and 1999, were:

                                       Price Range                 Dividends
                             ------------------------------
                                High               Low              Declared
                             ------------      ------------       ------------
2000
QUARTERS
     First                $       84.375     $      53.500     $       0.1875
     Second                       84.250            66.813             0.1875
     Third                        88.875            68.625             0.1875
     Fourth                       86.375            61.125             0.1875

1999/1/
QUARTERS
     First                $       55.268     $      40.301     $       0.1875
     Second                       58.428            49.226             0.1875
     Third                        62.696            51.166             0.1875
     Fourth                       61.144            45.955             0.1875


/1/ Adjusted for the spin-off of the Schlumberger offshore contract drilling business on December 30, 1999 (see Discontinued Operations in the Notes to Consolidated Financial Statements).

The number of holders of record of Schlumberger common stock at December 31, 2000, was approximately 23,000. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Schlumberger Treasury. US stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

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

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to Schlumberger's operations as exchange rate changes may affect profitability and cash flow. Schlumberger uses foreign currency forward exchange contracts, swaps and options. Schlumberger also maintains an interest rate risk management strategy that uses derivatives to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. Schlumberger's specific goals are (1) to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain of its debt and (2) to lower (where possible) the cost of borrowed funds.

By using derivative financial instruments to hedge exposure to changes in exchange rates and interest rates, Schlumberger exposes itself to credit risk and market risk. Schlumberger minimizes the credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties. Market risk is managed through the setting and monitoring of parameters that limit the types and degree of market risk which are acceptable.

On January 1, 2001, the adjustments to Other Comprehensive Income and Net Income to recognize all derivative instruments as either an asset or liability and measure them at fair value were not material.

Euro Disclosures
----------------

On January 1, 1999, the euro became the official single currency of the European Economic and Monetary Union. As of this date, the conversion rates of the national currencies of the eleven member states adopting the euro were fixed irrevocably. The national currencies will initially remain in circulation as nondecimal subunits of the euro and will be replaced by euro bills and coins by March 2002. During the transition period between January 1999 and January 2002, public and private parties may pay for goods and services using either the euro or the national currency on a "no compulsion, no prohibition" basis.

Schlumberger believes that the implementation of the euro can be performed according to the schedule defined by the European Union. Schlumberger does not expect the total cost of addressing this issue to be material to financial condition, results of operations and liquidity.

Forward-looking Statements
--------------------------

Schlumberger cautions that, except for historical information, statements in this annual report and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which Schlumberger operates or plans to operate and growth opportunities for Schlumberger in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: continuing customer commitment to certain key oilfield projects; changes in E&P spending by major oil companies; the extent and timing of utilities' investment in integrated solutions to utility management; noncancellation of key long-term services and solutions contracts; growth in demand for smart cards in e-commerce and Network and Internet-enabled solutions; economic, competitive and technological factors affecting markets, services, and prices in newly acquired businesses and Schlumberger's ability to integrate these businesses and to realize synergies from these acquisitions; general economic and business conditions in key regions of the world; and changes in business strategy or development plans relating to targeted Schlumberger growth opportunities.

Subsequent Event - Business Acquisition
---------------------------------------

On February 12, 2001, Schlumberger announced that it had reached agreement with the board of directors of Sema plc on the terms of a recommended cash offer for the entire issued and to be issued share capital of Sema plc. The offer will be made on the basis of (pound)5.60 (approximately $8.09) per share which represents a purchase price of about $5.2 billion plus expenses. Schlumberger expects to complete the transaction in the second quarter. The purchase price will be paid from existing available cash, investments and new borrowings. The transaction is subject to customary regulatory approvals and Sema plc shareholders acceptance.

Sema plc is an IT and technical services company with about 22,000 employees. Their business focuses on three activities - systems integration and consulting, software products for telecommunications, energy, transport and financial sectors, and outsourcing. Revenue in 2000 is estimated to be approximately $2.2 billion.

On March 5, 2001, Schlumberger purchased 122,869,697 shares (about 20%) of Sema plc for approximately $1 billion.

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

Item 8     Financial Statements and Supplementary Data
------     -------------------------------------------

     SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENT OF INCOME


                                                       (Stated in thousands except per share amounts)

Year Ended December 31,                           2000                 999/1/               1998/1/
                                              ------------         ------------          ------------
Revenue
 Operating                                    $  9,611,462         $  8,394,947          $ 10,725,030
 Interest and other income                         423,255              356,758               173,006
                                              ------------         ------------          ------------
                                                10,034,717            8,751,705            10,898,036
                                              ------------         ------------          ------------
Expenses
  Cost of goods sold and services                7,371,542            6,737,635             8,405,936
  Research & engineering                           540,698              522,240               556,882
  Marketing                                        437,128              433,871               467,592
  General                                          448,587              383,695               427,775
  Interest                                         276,081              192,954               137,211
                                              ------------         ------------          ------------
                                                 9,074,036            8,270,395             9,995,396
                                              ------------         ------------          ------------
Income before taxes and minority interest          960,681              481,310               902,640

  Taxes on income                                  228,248              140,772               276,231
                                              ------------         ------------          ------------
Income from continuing operations
  before minority interest                         732,433              340,538               626,409

  Minority interest                                  2,163              (11,204)               (8,447)
                                              ------------         ------------          ------------
Net Income from continuing operations              734,596              329,334               617,962

Discontinued operations, net of tax                      -               37,360               396,237
                                              ------------         ------------          ------------
Net Income                                    $    734,596         $    366,694          $  1,014,199
                                              ============         ============          ============

Basic earnings per share:
  Continuing operations                       $       1.29         $       0.60          $       1.14
  Discontinued operations
                                                        --                 0.07                  0.72
                                              ------------         ------------          ------------
  Net Income                                  $       1.29         $       0.67          $       1.86
                                              ============         ============          ============

Diluted earnings per share:
  Continuing operations                       $       1.27         $       0.58          $       1.10
  Discontinued operations
                                                        --                 0.07                  0.71
                                              ------------         ------------          ------------
  Net Income                                  $       1.27         $       0.65          $       1.81
                                              ============         ============          ============

Average shares outstanding                         570,028              548,680               544,338

Average shares outstanding
  assuming dilution                                580,076              563,789               561,855


/1/ Reclassified, in part, for comparative purposes.

See the Notes to Consolidated Financial Statements

                SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                      NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                                CONSOLIDATED BALANCE SHEET



                                                                     (Stated in
                                                                     thousands)
December 31,                                            2000          1999/1/
                                                    -----------     ----------
ASSETS
------
Current Assets
   Cash and shortterm investments                  $  3,040,150   $  4,389,837
   Receivables less allowance for doubtful
        accounts (2000 $106,503;  1999 $89,030)       2,768,848      2,429,842
   Inventories                                        1,111,585        956,980
   Deferred taxes on income                             259,184        226,238
   Other current assets                                 313,444        258,532
                                                   ------------   ------------
                                                      7,493,211      8,261,429

Longterm Investments, held to maturity                1,547,132        726,496
Investments in Affiliated Companies                     654,516        535,434
Fixed Assets less accumulated depreciation            4,394,514      3,560,740
Multiclient Seismic Data                                975,775        311,520
Excess of Investment Over Net Assets
   of Companies Purchased less amortization           1,575,710      1,333,681
Deferred Taxes on Income                                271,059        242,616
Other Assets                                            260,814        109,276
                                                   ------------   ------------
                                                   $ 17,172,731   $ 15,081,192
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable and accrued liabilities        $  2,910,725   $  2,282,884
   Estimated liability for taxes on income              379,916        383,159
   Bank loans                                           556,020        444,221
   Dividend payable                                     108,043        106,653
   Longterm debt due within one year                     36,201        257,571
                                                   ------------   ------------
                                                      3,990,905      3,474,488

Longterm Debt                                         3,573,047      3,183,174
Postretirement Benefits                                 476,380        451,466
Minority Interest                                       605,313         32,428
Other Liabilities                                       231,870        218,608
                                                   ------------   ------------
                                                      8,877,515      7,360,164
                                                   ------------   ------------
Stockholders' Equity
   Common Stock                                       1,963,905      1,820,186
   Income retained for use in the business            8,223,476      7,916,612
   Treasury stock at cost                            (1,752,961)    (1,878,612)
   Translation adjustment                              (139,204)      (137,158)
                                                   ------------   ------------
                                                      8,295,216      7,721,028
                                                   ------------   ------------

                                                   ------------   ------------
                                                   $ 17,172,731   $ 15,081,192
                                                   ============   ============

/1/ Reclassified, in part, for comparative purposes.


See the Notes to Consolidated Financial Statements

         SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                           (Stated in thousands)
Year Ended December 31,                                                    2000         1999 /1/       1998 /1/
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
 Net income                                                            $   734,596    $   366,694    $ 1,014,199
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Discontinued operations                                                        -        213,676        136,206
  Gain on sale of businesses                                               (61,000)             -              -
  Depreciation and amortization /2/                                      1,270,754      1,150,344      1,177,347
  Earnings of companies carried at equity,
    less dividends received (2000 - $ -;
    1999 - $3,401; 1998 - $ 4,996)                                         (39,805)       (13,904)        (9,576)
 Provision for losses on accounts receivable                                32,301         37,943         36,861
 Charges                                                                    63,706        128,508        368,441
 Change in operating assets and liabilities:
  (Increase) decrease in receivables                                      (364,130)       265,588        (20,507)
  (Increase) decrease in inventories                                      (194,640)        53,790       (100,633
  (Increase) decrease in deferred taxes                                    (20,757)       (27,220)       (80,959)
  (Increase) decrease in current assets                                    (38,656)         5,022        (26,891)
   Increase (decrease) in accounts payable
    and accrued liabilities                                               (493,104)      (181,731)       (72,940)
  (Decrease) increase in estimated liability
    for taxes on income                                                    (12,069)       (69,338)        79,677
  Other - net                                                             (154,286)      (181,900)       (84,893)
                                                                       -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,709,118      1,747,472      2,416,332
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
 Purchases of fixed assets                                              (1,323,015)      (792,001)    (1,462,620)
 Multiclient seismic data capitalized                                     (222,934)      (226,907)      (187,754)
 Sales of fixed assets & other                                             149,494         68,005        111,262
 Drilling fluids joint venture                                                   -        325,000)             -
 Businesses (acquired) sold                                               (920,603)      (135,338)        61,662
 Increase (decrease) in investments                                        551,619       (295,095)    (2,292,163)
 Sale of financial instruments                                                   -        203,572              -
 (Increase) decrease in other assets                                       (63,793)       (43,166)         4,660
 Discontinued operations                                                         -       (291,953)      (424,749)
                                                                       -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (1,829,232)    (1,837,863)    (4,189,702)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
 Dividends paid                                                           (426,465)      (410,494)      (388,379)
 Proceeds from employee stock purchase plan                                 69,089         70,765         70,461
 Proceeds from exercise of stock options                                   160,281        103,084         68,780
 Proceeds from exercise of stock warrants                                        -        449,625              -
 Proceeds from issuance of long-term debt                                  956,641      1,062,935      2,909,156
 Payment of principal on long-term debt                                   (724,911)      (916,242)      (863,966)
 Net increase (decrease) in short-term debt                                113,608       (242,014)       (64,756)
                                                                       -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  148,243        117,659      1,731,296
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash                                             28,129         27,268        (42,074)
Cash, beginning of year                                                    132,589        105,321        147,395
                                                                       -----------    -----------    -----------
CASH, END OF YEAR                                                      $   160,718    $   132,589    $   105,321
                                                                       ===========    ===========    ===========

/1/ Reclassified, in part, for comparative purposes.
/2/ Includes Multiclient seismic data costs.
See the Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                (Dollar amounts stated in thousands)
                                                    Common Stock                                       Income Retained
                                     ----------------------------------------------------
                                              Issued                  In Treasury          Translation  for Use in the Comprehensive
                                     -------------------------- -------------------------
                                        Shares       Amount       Shares         Amount     Adjustment     Business       income
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, January 1, 1998              663,638,026  $ 1,428,624   121,099,589  $ 2,249,765   $  (63,332)  $ 8,265,642    $ 1,346,843
                                                                                                                        ===========
Translation adjustment                                                                         (18,148)                     (18,148)
Sales to optionees less
   shares exchanged                       796,992       40,323    (1,531,607)     (28,457)
Employee stock purchase plan            1,266,840       70,461
Net income                                                                                                 1,014,199      1,014,199
Dividends declared ($0.75 per share)                                                                        (397,386)
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, December 31, 1998            665,701,858    1,539,408   119,567,982    2,221,308      (81,480)    8,882,455    $   996,051
                                                                                                                        ===========
Translation adjustment                                                                         (55,678)                     (55,678)
Sales to optionees less
   shares exchanged                        28,100       41,931    (3,291,288)     (61,153)
Employee stock purchase plan            1,324,848       70,765
Net income                                                                                                   366,694        366,694
Dividends declared ($0.75 per share)                                                                        (414,210)
Sedco Forex spin-off                                                                                        (918,327)
Exercise of stock warrants                             168,082   (15,153,018)    (281,543)
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, December 31, 1999            667,054,806    1,820,186   101,123,676    1,878,612     (137,158)    7,916,612    $   311,016
                                                                                                                        ===========
Translation adjustment                                                                         (28,487)                     (28,487)

Sales to optionees less
   shares exchanged                        30,987       61,224    (5,331,268)     (99,057)
Employee stock purchase plan                            42,495    (1,431,309)     (26,594)
Net income                                                                                                   734,596        734,596
Dividends declared ($0.75 per share)                                                                        (427,732)
Tax benefit on stock options                            40,000
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, December 31, 2000            667,085,793  $ 1,963,905    94,361,099  $ 1,752,961   $ (139,204)  $ 8,223,476    $   732,550
                                     ========================== =========================   ==========   ===========    ===========


See the Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies
------------------------------
The Consolidated Financial Statements of Schlumberger Limited and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.

DISCONTINUED OPERATIONS
On December 31, 1999, Schlumberger completed the spin-off of its offshore contract drilling business, Sedco Forex, to its stockholders and the subsequent merger of Sedco Forex and Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. following the merger. The results for the Sedco Forex operations spun off by Schlumberger are reported as Discontinued Operations in the Consolidated Statement of Income.

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

REVENUE RECOGNITION
Generally, revenue is recognized after services are rendered or products are shipped. The impact of applying SEC Staff Accounting Bulletin No. 101, "Revenue Recognition", was not material to Schlumberger.

TRANSLATION OF NON-US CURRENCIES
Oilfield Services' functional currency is primarily the US dollar. Resource Management Services' and Test & Transactions' functional currencies are primarily local currencies. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders' Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 2000 results were transaction losses of $4 million, compared with losses of $12 million and $6 million in 1999 and 1998, respectively.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit partially offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2000, contracts were outstanding for the US dollar equivalent of $386 million in various foreign currencies. These contracts mature on various dates in 2001.

INVESTMENTS
Both short-term and long-term investments held to maturity are stated at cost plus accrued interest, which approximates market, and comprise primarily eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, substantially all denominated in US dollars. Substantially all the investments designated as held to maturity that were purchased and matured during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on such securities on December 31, 2000 were not significant.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months. Short-term investments on December 31, 2000 and 1999, were $2.88 billion and $4.26 billion, respectively.

INVENTORIES
Inventories are stated principally at average cost or at market, if lower. Inventory consists of materials, supplies and finished goods.

EXCESS OF INVESTMENT OVER NET ASSETS OF COMPANIES PURCHASED
Cost in excess of net assets of purchased companies (goodwill) is amortized on a straight-line basis over 5 to 40 years. Accumulated amortization was $563 million and $516 million on December 31, 2000 and 1999, respectively. Of the goodwill on December 31, 2000, 37% is being amortized over 40 years, 10% is being amortized over 30 years, 14% is being amortized over 25 years and 39% is being amortized over periods of up to 25 years.

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

MULTICLIENT SEISMIC DATA
Schlumberger capitalizes the cost of obtaining multiclient surveys. Such costs are charged to Cost of goods sold and services based on a percentage of estimated total revenue that Schlumberger expects to receive from the sales of such data. The carrying value of individual surveys is periodically reviewed and adjustments to the value are made based upon the revised estimated revenues for the surveys.

CAPITALIZED INTEREST
Schlumberger capitalizes interest expense during the new construction or upgrade of qualifying assets. No interest expense was capitalized in 2000. Interest expense capitalized in 1999 and 1998 was $5 million and $7 million, respectively.

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

Approximately $4 billion of consolidated income retained for use in the business on December 31, 2000 represented undistributed earnings of consolidated subsidiaries and the pro rata Schlumberger share of 20%-50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

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


                                 (Stated in thousands except per share amounts)
                              Income from           Average
                              Continuing            Shares             Earnings
                              Operations         Outstanding          Per Share
                            ---------------     ---------------     -------------
2000
Basic                           $ 734,596             570,028        $     1.29
Effects of dilution:                                                ============
     Options                                           10,048
                           ---------------     ---------------
Diluted                         $ 734,596             580,076        $     1.27
                           ===============     ===============     =============

1999
Basic                           $ 329,334             548,680        $     0.60
Effects of dilution:                                               =============
     Options                                            7,916
     Warrants                                           7,193
                           ---------------     ---------------
Diluted                         $ 329,334             563,789        $     0.58
                           ===============     ===============     =============

1998
Basic                           $ 617,962             544,338        $     1.14
Effects of dilution:                                                ============
     Options                                            9,723
     Warrants                                           7,794
                           ---------------     ---------------
Diluted                         $ 617,962             561,855        $     1.10
                           ===============     ===============     =============




RESEARCH & ENGINEERING
All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

CHARGES--CONTINUING OPERATIONS
Schlumberger recorded the following charges in continuing operations:

In December 2000, a pretax charge of $84 million offset by a pretax gain of $82 million (net - $3 million after tax and minority interest, $0.00 per share - diluted), consisting of the following:

 . A charge of $29 million ($25 million after tax) related primarily to the write down of certain inventory and severance costs in the Semiconductor Solutions business due to weak market conditions.

 .    A charge of $55 million ($39 million after tax and minority interest)
     related to the creation of the WesternGeco seismic joint venture, including asset impairments and severance costs for Schlumberger's existing Geco-Prakla business.

 .    A credit of $82 million ($61 million after tax) resulting from the gain on the sale of two Gas Services businesses in Europe. Revenue and operating net results for these divested activities were $110 million and a $740,000 loss, respectively, in 2000 (10 months) and $163 million and $2.7 million profit, respectively in 1999.

The pretax gain on the sale of the Gas Services businesses is included in the Interest & other income. The pretax Semiconductor Solutions and WesternGeco charges are included in Cost of goods sold and services. A $9 million credit is included in Minority Interest relating to the WesternGeco charges.

In December 1999, a pretax charge of $77 million ($71 million after tax, $0.13 per share - diluted), classified in Cost of goods sold and services, consisting primarily of the following:

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

 .    A charge of $29 million ($20 million after tax) related to Resource
     Management Services and Test & Transactions, consisting principally of $16 million of severance costs at several Resource Management Services facilities resulting from a downturn in business and $5 million of asset write-downs.

 .    A credit of $103 million ($80 million after tax) from the gain on the sale of financial instruments received in connection with the 1998 sale of the Retail Petroleum Systems business.

The pretax gain on the sale of financial instruments is included in Interest & other income. The pretax charge of $147 million is classified in Cost of goods sold and services.

In September 1998, a pretax charge of $432 million ($368 million after tax, $0.65 per share - diluted), classified in Cost of goods sold and services, consisting primarily of the following:

 .    A charge of $314 million ($257 million after tax) related to Oilfield
     Services, including severance costs of $69 million; facility closure costs of $61 million; operating assets write-offs of $137 million; and $43 million of customer receivable reserves where
     collection was considered doubtful due to the customers' financial condition and/or country risk. This charge was due to the reduction in business activity.
 .    A charge of $48 million ($63 million after tax) for merger-related costs in connection with the acquisition of Camco.
 .    A charge of $61 million ($43 million after tax) related to Resource
     Management Services and Test & Transactions, consisting primarily of $21 million of severance and $40 million of environmental costs resulting from a reassessment of ongoing future monitoring and maintenance requirements at locations no longer in operation.

The December 2000 charge included severance costs of $9 million (380 people) none of which had been paid at December 31, 2000. The December 1999 charge included severance costs of $13 million (300 people) which have been paid. Severance costs included in the September 1998 charge (6200 people; $90 million) and the March 1999 charge (4700 people; $124 million) have been paid and the actual number of employees terminated was slightly higher than originally planned; however, this had no material impact on the actual severance costs paid as compared with the amount originally accrued.

The $61 million of facility closure costs accrued in 1998 were substantially paid in accordance with the original plan.

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

Results for the Sedco Forex operations spun off by Schlumberger for this transaction are reported as discontinued operations in the Consolidated Statement of Income.

Discontinued Operations on the Consolidated Statement of Income includes the operating results of the spun-off Sedco Forex business and the following charges:

- In December 1999, an after-tax charge of $50 million ($0.09 per share diluted) for costs directly associated with the spin-off.
- In March 1999, an after-tax charge of $33 million ($0.06 per share - diluted) for severance costs ($13 million) and legal claims.
- In September 1998, an after-tax charge of $12 million ($0.02 per share - diluted) for severance costs.

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

Summarized 1999 and 1998 financial information for the discontinued operations, is as follows:

                                    (Stated in millions)
                                  1999           1998
                                 -------        --------

Operating Revenue                 $ 648        $ 1,091

Income before taxes               $  29          $ 428

Income after taxes                $  37          $ 396


Acquisitions
------------

During 2000, subsidiaries of Schlumberger acquired the following:

 .    In January, Telweb Inc., an Internet access company based in Quebec,
     Canada. The purchase price was $28 million and the cost in excess of net assets acquired was $28 million which is being amortized over 10 years.
 .    In April, Operational Services, Inc., which provides a systematic approach to production management though efficient systems and processes. The purchase price was $13 million and the cost in excess of net assets acquired was $13 million which is being amortized over 15 years.
 .    In May, substantially all of the assets of CellNet Data Systems, Inc., a provider of telemetry services for the development and deployment of large-scale automatic metering reading systems. The acquisition was handled through Chapter 11 procedure and was approved by the bankruptcy court. The purchase price was $209 million and the cost in excess of net assets acquired was zero.
 .    In October, Data Marine Systems Limited, a global provider of telecommunications services for transmitting data from remote locations.
     The purchase price was $83 million and the cost in excess of net assets acquired was $75 million which is being amortized over 15 years.
 .    In November, a 70% interest in the Convergent Group, a provider of business consulting, software engineering, system integration and project management services. The purchase price was $263 million and the cost in excess of net assets acquired was $214 million which is being amortized over 15 years.

 .    In November, a 70% interest in WesternGeco, a new venture which combined the Schlumberger surface seismic business, Geco-Prakla, and the Western Geophysical seismic unit of Baker Hughes Inc. The purchase price was $720 million which comprised $500 million in cash and a 30% interest, valued at $220 million, in Geco-Prakla. The cost in excess of net assets acquired was zero.

These acquisitions were accounted for using the purchase method of accounting and costs in excess of net assets acquired are being amortized on a straight-line basis.

Unaudited APB 16 proforma results pertaining to the above acquisitions are not presented as the impact was not significant.

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

On August 31, 1998, the merger of Schlumberger Technology Corporation, a wholly owned subsidiary of Schlumberger, and Camco International Inc. was completed. Under the terms of the merger agreement, approximately 38.2 million shares of Camco common stock were exchanged for 45.1 million shares of Schlumberger common stock at the exchange rate of 1.18 shares of Schlumberger stock for each share of Camco. Based on the Schlumberger average price of $47.875 on August 28, the transaction was valued at $2.2 billion. The business combination was accounted for using the pooling-of-interests method of accounting.

Investments in Affiliated Companies
-----------------------------------

In the third quarter of 1999, Schlumberger and Smith International Inc. entered into an agreement whereby their drilling fluids operations were combined to form a joint venture. Under the terms of the agreement, Schlumberger contributed its non-US drilling fluids business and a total of $325 million to the joint venture. Schlumberger owns a 40% interest in the joint venture and records income using the equity method of accounting. Schlumberger's investment on December 31, 2000 and 1999 was $461 million and $414 million, respectively. Schlumberger's equity income from this joint venture in 2000 was $33 million and was not material in 1999.

Investments
-----------

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Except for $139 million of investments which are considered trading on December 31, 2000 ($130 million in 1999), under normal circumstances it is the intent of Schlumberger to hold the investments until maturity.

Long-term investments mature as follows: $564 million in 2002, $228 million in 2003 and $755 million thereafter.

On December 31, 2000, there were no interest rate swap arrangements outstanding related to investments. Interest rate swap arrangements had no material effect on consolidated interest income.

Securitization
--------------

In September 2000, a wholly-owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable. The amount of receivables sold under this agreement totaled $183 million at December 31, 2000. Costs of the program, which primarily consist of the purchasers' financing and administrative costs, were not significant.

Schlumberger continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all Schlumberger accounts receivable, including the portion of receivables sold. Unless extended by amendment, the agreement expires in September 2001.

Fixed Assets
------------

A summary of fixed assets follows:

                                                     (Stated in millions)

December 31,                                2000                  1999
                                         ------------         -------------

Land                                           $  80                 $  68
Building & Improvements                        1,081                 1,086
Machinery & Equipment                          9,661                 8,485
                                         ------------         -------------
Total cost                                    10,822                 9,639
Less accumulated depreciation                  6,427                 6,078
                                         ------------         -------------
                                             $ 4,395               $ 3,561
                                         ============         =============

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 11% is being depreciated over 16 to 25 years, 14% over 10 to 15 years and 75% over 2 to 9 years.

Long-term Debt
--------------

A summary of long-term debt by currency follows:

                                            (Stated in millions)
December 31,                           2000                1999
                                  -------------       -------------

US dollar                              $ 2,969             $ 2,369
Euro                                       214                 411
UK pound                                   170                  20
Japanese yen                               132                 146
Canadian dollar                             73                 105
Other                                       15                 132
                                  -------------       -------------
                                       $ 3,573             $ 3,183
                                  =============       =============


The majority of the long-term debt is at variable interest rates; the weighted-average interest rate of the debt outstanding on December 31, 2000 was 5.7%. Such rates are reset every six months or sooner. The carrying value of long-term debt on December 31, 2000 approximates the aggregate fair market value.

Long-term debt on December 31, 2000, is due as follows: $118 million in 2002, $2,469 million in 2003, $327 million in 2004, $234 million in 2005 and $425 million thereafter.

On December 31, 2000, interest rate swap arrangements outstanding were: pay fixed/receive floating on US dollar debt of $800 million; pay fixed/receive floating on Japanese yen debt of $97 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements had no material effect on consolidated interest expense in 2000 and 1999, respectively. The likelihood of nonperformance by the other parties to the arrangements is considered to be remote.

Lines of Credit
---------------

On December 31, 2000, the principal US subsidiary of Schlumberger had available a Revolving Credit Agreement with a syndicate of banks. The Agreement provided that the subsidiary may borrow up to $1 billion until August 2003 at money market-based rates (6.6% on December 31, 2000 and 6.1% on December 31, 1999) of which $630 million was outstanding on December 31, 2000. In addition, on December 31, 2000 and 1999, Schlumberger and its subsidiaries also had available unused lines of credit of approximately $825 million and $793 million, respectively. Commitment and facility fees are not material.

Capital Stock
-------------

Schlumberger is authorized to issue 1,000,000,000 shares of common stock, par value $0.01 per share, of which 572,724,694 and 565,931,130 shares were outstanding on December 31, 2000 and 1999, respectively. Schlumberger is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock and preferred stock are entitled to one vote for each share of stock held.

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

Stock Compensation Plans
------------------------

As of December 31, 2000, Schlumberger had two types of stock-based compensation plans, which are described below. Schlumberger applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

                                (Stated in millions except per share amounts)
                                   2000             1999             1998
                                 ---------        ---------       ----------
Net income
      As reported                 $   735          $   367         $  1,014
      Pro forma                   $   633          $   268         $    893

Basic earnings per share
      As reported                 $  1.29          $  0.67         $   1.86
      Pro forma                   $  1.11          $  0.49         $   1.64

Diluted earnings per share
      As reported                 $  1.27          $  0.65         $   1.81
      Pro forma                   $  1.09          $  0.48         $   1.59


STOCK OPTION PLANS
During 2000, 1999, 1998 and in prior years, officers and key employees were granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option's maximum term is ten years, and options generally vest in 20% increments over five years.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 2000, 1999 and 1998: Dividend of $0.75; expected volatility of 27%-33% for 2000 grants, 25%-29% for 1999 grants and 21%-25% for 1998 grants; risk-free interest rates for the 2000 grants of 5.75%-6.84% for officers and 5.69%-6.72% for the 2000 grants to all other employees; risk-free interest rates for the 1999 grant of 4.92%-5.29% for officers and 4.80%-6.25% for the 1999 grants to all other employees; risk-free interest rates for 1998 grants of 5.59%-5.68% for officers and 4.35%-5.62% for all other employees; and expected option lives of 7.16 years for officers and
5.49 years for other employees for 2000 grants, 7.14 years for officers and 5.28 years for other employees for 1999 grants and 6.98 years for officers and 5.02 years for other employees for 1998.

A summary of the status of the Schlumberger stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                         2000                         1999/1/                        1998/1/
                               ---------------------------   ----------------------------  ----------------------------
                                                Weighted-                      Weighted-                     Weighted-
                                                 average                        average                       average
                                                exercise                       exercise                      exercise
FIXED OPTIONS                      Shares         price          Shares          price         Shares          price
-----------------------------------------------------------------------------------------------------------------------
Outstanding at
   beginning of year               31,613,924      $46.25        30,310,579       $42.50       31,542,758       $39.81

Granted                             5,643,500      $79.64         6,012,168       $54.04        2,027,812       $62.57

Exercised                          (5,447,870)     $30.76        (3,634,790)      $28.68       (2,527,380)      $24.15

Forfeited                            (601,233)     $62.03        (1,074,033)      $52.50         (732,611)      $47.61
                               --------------                --------------                --------------
Outstanding at year-end            31,208,321      $54.54        31,613,924       $46.25       30,310,579       $42.50
                               ==============                ==============                ==============

Options exercisable at
   year-end                        16,277,868                    16,396,821                    15,914,440
Weighted-average fair
   value of options granted
   during the year                  $   30.03                     $   17.72                     $   22.24

/1/ Shares and exercise price were restated to reflect adjustments made as a result of the spin-off of Sedco Forex, in accordance with EITF Issue 90-9, Changes to Fixed Employee Stock Option Plans as Result of Equity Restructuring.

The following table summarizes information concerning currently outstanding and exercisable options by three ranges of exercise prices on December 31, 2000:

                                              Options Outstanding                         Options Exercisable
                               ------------------------------------------------     ---------------------------------
                                                  Weighted-       Weighted-                             Weighted-
                                   Number          average         average              Number           average
Range of                        outstanding       remaining        exercise          exercisable         exercise
exercise prices                as of 12/31/00  contractual life     price            as of 12/31/00       price
---------------------------------------------------------------------------------------------------------------------
$  3.831 -  $38.473                12,248,665       4.14             $  30.855          10,822,533         $  30.281
$42.170  -  $71.315                 8,581,520       7.86             $  55.292           2,376,169         $  54.053
$73.032  -  $82.348                10,378,136       8.28             $  81.515           3,079,166         $  82.323
                               --------------                                       --------------
                                   31,208,321       6.54             $  54.421          16,277,868         $  43.595
                               ==============                                       ==============


EMPLOYEE STOCK PURCHASE PLAN
Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 85% of the lower of its beginning or end of the Plan year market price. Under the Plan, Schlumberger sold 1,431,309, 1,324,848 and 1,266,840 shares to employees in 2000, 1999 and 1998, respectively. Compensation cost has been computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998: Dividend of $0.75; expected life of one year; expected volatility of 38% for 2000, 40% for 1999 and 34% for 1998; and risk-free interest rates of 5.71% for 2000, 5.33% for 1999 and 4.44% for 1998. The weighted-average fair value of those purchase rights granted in 2000, 1999 and 1998, was $23.141, $19.829 and $19.817, respectively.

Income Tax Expense
------------------

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

Pretax book income from continuing operations subject to US and non-US income taxes for each of the three years ended December 31, was as follows:

                                                 (Stated in millions)
                                  2000            1999           1998
                               ---------       ---------      ---------

United States                       $ 51         $  (172)          $ 24
Outside United States                910             653            879

                               ---------       ---------      ---------
Pretax income                       $961            $481           $903
                               =========       =========      =========


Schlumberger had net deductible temporary differences of $1.0 billion on December 31, 2000, $1.1 billion on December 31, 1999 and $1.2 billion on December 31, 1998. Temporary differences at December 31, 2000 pertain to postretirement medical benefits ($0.5 billion), employee benefits ($0.2 billion), multiclient seismic data ($0.2 billion), and fixed assets, inventory and other ($0.1 billion).

The components of consolidated income tax expense from continuing operations were as follows:

                                                     (Stated in millions)
                                       2000          1999          1998
                                    ----------    ----------    ----------
Current:
   United States - Federal              $   21        $  (74)       $  124
   United States - State                     4            (7)           15
   Outside United States                   194           206           225
                                    ----------    ----------    ----------
                                        $  219        $  125        $  364
                                    ----------    ----------    ----------
Deferred:
   United States - Federal              $   (3)       $   14        $  (68)
   United States - State                    (2)            1            (7)
   Outside United States
                                            14             1           (13)
                                    ----------    ----------    ----------
                                        $    9        $   16        $  (88)
                                    ----------    ----------    ----------

Consolidated taxes on income              $228        $  141        $  276
                                    ==========    ==========    ==========

Effective tax rate                          24            30%           31%
                                    ==========     =========     =========

For the three years, the variations from the US statutory federal tax rate (35%) and Schlumberger effective tax rates were due to several factors, including a substantial proportion of operations in countries where taxation on income is lower than in the US partially offset by the effect of permanent book/tax differences in the US, such as goodwill amortization.

Leases and Lease Commitments
----------------------------

Total rental expense was $287 million in 2000, $303 million in 1999 and $304 million in 1998. Future minimum rental commitments under noncancelable leases for years ending December 31 are: $175 million in 2001; $147 million in 2002; $113 million in 2003; $88 million in 2004; and $79 million in 2005. For the ensuing three five-year periods, these commitments decrease from $624 million to $3 million. The minimum rentals over the remaining terms of the leases aggregate to $34 million.

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

In addition, Schlumberger and its subsidiaries are party to various other legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of Schlumberger any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

Segment Information
-------------------

Schlumberger operates three reportable segments: Oilfield Services (OFS), Resource Management Services (RMS) and Test & Transactions (T&T).

The Schlumberger OFS segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: First, North America
(NAM) is a major self-contained market. Second, Latin America (LAM) comprises regional markets that share a common dependence on the United States. Third, Europe (ECA) is another major self-contained market that includes the CIS and West Africa, whose economy is increasingly linked to that of Europe. Fourth, Other Eastern includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry.

The OFS segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. Schlumberger believes that all the products/services are interrelated and expects similar performance from each. The RMS segment is essentially a global provider of measurement solutions, products and systems for electricity, gas and water utilities. The T&T segment supplies technology products, services and system solutions to the semiconductor, banking, telecommunications, transportation and health care industries. The segment consists of Cards, Semiconductor, Network Solutions and e-Transactions. Services and products are described in more detail on pages 1 and 2 this 10-K report.

Financial information for the years ended December 31, 2000, 1999 and 1998, by segment, is as follows:

                                                                                                                (Stated in millions)
                               -----------------------------------------------------------------------------------------------------
                                                              Other      Elims/    Total                       Elims/
                    2000          NAM         LAM     ECA    Eastern     Other      OFS       RMS     T&T       Other   Consolidated
                               -----------------------------------------------------------------------------------------------------
Revenue                          $  2,413  $  1,151  $1,603   $1,646   $   220  $  7,033  $  1,241 $  1,409  $    (72)   $  9,611
                               =====================================================================================================
Segment Income                   $    235  $     64  $  151   $  281   $   (27) $    704  $     15 $     35  $    (39)   $    715

Minority Interest                      --        --      --       --        (1)       (1)        1        6        --           6

Income Tax Expense /(1)/              145        22      56       29        42       294        (1)     (15)      (60)        218
                               -----------------------------------------------------------------------------------------------------
Segment Income before tax & MI   $    380  $     86  $  207   $  310   $    14  $    997  $     15 $     26  $    (99)   $    939
                               ======================================================================================
Interest Income                            $      5                                                                           297
                                           ========
Interest Expense                           $     (3)                                                                         (273)
                                           ========

Charges                                                                                                                        (2)
                                                                                                                         -----------
Pretax Income                                                                                                            $    961
                               =====================================================================================================
Segment Assets                   $  2,984  $  1,305  $1,689   $1,475   $ 1,759  $  9,212  $  1,417 $  1,217  $     --    $ 11,846

Corporate Assets                                                                                                            5,327
                                                                                                                       -------------
Total Assets                                                                                                             $ 17,173
                               =====================================================================================================
Depreciation /Amortization /(2)/ $    418  $    187  $  226   $  229   $    53  $  1,113  $     84 $     56  $     18    $  1,271
                               =====================================================================================================
Capital Expenditures /(3)/       $    608  $    212  $  259   $  261   $    15  $  1,355  $     92 $     91  $      8    $  1,546
                               =====================================================================================================

               (1) 2000 income tax expense excludes a charge of $10 million related to the Charges.

               (2) Includes multiclient seismic data costs.

               (3) Includes multiclient seismic data capitalized.



                                                                                                               (Stated in millions)
                               ----------------------------------------------------------------------------------------------------
                                                               Other       Elims/    Total                     Elims/
                    1999            NAM      LAM       ECA    Eastern      Other      OFS       RMS    T&T     Other   Consolidated
                               ----------------------------------------------------------------------------------------------------
Revenue                          $ 1,649   $   947  $ 1,514  $  1,561    $   198    $ 5,869  $ 1,375  $1,183  $   (32)   $  8,395
                               =====================================================================================================
Segment Income                   $    84   $    --  $    83  $    237    $    (1)   $   403  $     6  $   30  $   (25)   $    414

Minority Interest                     --        --       --        --         --         --        2       9       --          11

Income Tax Expense /(1)/              40        20       42        56         15        173        9      (3)     (47)        132
                               -----------------------------------------------------------------------------------------------------
Segment Income before tax & MI   $   124   $    20  $   125  $    293    $    14    $   576  $    17  $   36  $   (72)   $    557
                               ==========================================================================================
Interest Income                            $     7
                                           =========                                                                           228
Interest Expense                           $    (6) $  (1)                                 $    (1) $   (1)
                                           ==================                                 =================               (184)

Charges                                                                                                                      (120)
                                                                                                                       -------------
Pretax Income                                                                                                            $    481
                               =====================================================================================================
Segment Assets                   $ 1,787    $  992  $ 1,414    $1,299    $ 1,912  $   7,404  $ 1,006  $  989  $    --    $  9,399

Corporate Assets                                                                                                            5,682
                                                                                                                       ----------
Total Assets                                                                                                             $ 15,081
                               =====================================================================================================
Depreciation /Amortization/(2)/  $   325    $  156  $   228    $  237    $    55  $   1,001  $    88  $   48  $    13    $  1,150
                               =====================================================================================================
Capital Expenditures /(3)/       $   322    $  189  $   161    $  183    $    61  $     916  $    49  $   44  $    10    $  1,019
                               ----------------------------------------------------------------------------------------------------

               (1) 1999 income tax expense excludes a charge of $8 million related to the Charges.

               (2) Includes multiclient seismic data costs.

               (3) Includes multiclient seismic data capitalized.

                                                                                                               (Stated in millions)
                             -------------------------------------------------------------------------------------------------------
                                                             Other    Elims/      Total                         Elins/

                1998             NAM      LAM       ECA     Eastern    Other       OFS       RMS       T&T      Other   Consolidated
                             -------------------------------------------------------------------------------------------------------
Revenue                        $ 2,364  $ 1,283   $ 2,112   $ 2,008   $    29    $ 7,796   $ 1,465   $ 1,226    $  238    $ 10,725
                             =======================================================================================================
Segment Income                 $   220  $   122   $   241   $   428   $   (57)   $   954   $    32   $    55    $  (91)   $    950

Minority Interest                   --       --        --        --        --         --         2         7        --           9

Income Tax Expense /(2)/           120       49        73       103         7        352        17        18       (48)        339
                             -----------------------------------------------------------------------------------------------------
Segment Income before
 tax and MI                    $   340  $   171   $   314   $   531   $   (50)   $ 1,306   $    51   $    80    $ (139)   $  1,298
                             ============================================================================================
Interest Income                         $     3                                                                                164
                                        =======
Interest Expense                        $    (9)                                                     $    (1)                 (127)
                                        =======                                                      =======
Charges                                                                                                                       (432)
                                                                                                                          --------
Pretax Income                                                                                                             $    903
                             =====================================================================================================
Segment Assets                 $ 1,509  $ 1,031   $ 1,583   $ 1,559   $ 1,407    $ 7,089   $ 1,184   $ 1,069    $   --    $  9,342

Corporate Assets                                                                                                             5,316

Discontinued Operations
  Assets                                                                                                                     1,420
                                                                                                                          --------
Total Assets                                                                                                              $ 16,078
                             =====================================================================================================
Depreciation /
Amortization /(2)/             $    386 $   121   $   225   $   215   $    83    $ 1,030   $    87   $    48    $   12    $  1,177
                             =====================================================================================================
Capital Expenditures /(3)/     $    328 $   310   $   369   $   309   $   191    $ 1,507   $    61   $    53    $   29    $  1,650
                             -----------------------------------------------------------------------------------------------------

               (1) 1998 income tax expense excludes a credit of $63 million related to the Charges.
               (2) Includes multiclient seismic data cost.
               (3) Includes multiclient seismic data capitalized.

Corporate assets largely comprise short-term and long-term investments.

During the three years ended December 31, 2000, no single customer exceeded 10% of consolidated revenue.

The accounting policies of the segments are the same as those described in Summary of Accounting Policies.

Oilfield Services' net income eliminations include: certain headquarters administrative costs which are not allocated geographically, goodwill amortization, manufacturing and certain other operations, and costs maintained at the Oilfield Services level.

Nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), are not included in segment operating income.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. In each of the three years, only revenue in the US exceeded 10% of consolidated revenue. Revenue in the US in 2000, 1999 and 1998 was $3.5 billion, $2.5 billion and $3.4 billion, respectively.

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

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 2000 were 7.75%, 4.5% and 9%, respectively. In 1999, the assumptions were 7%, 4.5% and 9%, respectively. In 1998, the assumptions were 7.5%, 4.5% and 9%, respectively.

Net pension cost in the US for 2000, 1999 and 1998, included the following components:

                                                            (Stated in millions)
                                       2000           1999              1998
                                    ----------     ----------        ----------

Service cost-benefits earned
   during the period                 $  36          $  45             $  39
Interest cost on projected
   benefit obligation                   76             73                68
Expected return on plan assets
   (actual return: 2000 - $(2);
   1999 - $211; 1998 - $167)           (97)           (86)              (77)
Amortization of transition
   assets                               (1)            (2)               (2)
Amortization of prior service
   cost/other

                                         5              6                 6
Amortization of unrecognized
   net gain

                                       (11)             -                (3)

                                  --------       --------           -------
   Net pension cost                  $   8          $  36             $  31
                                  ========       ========           =======


Effective January 1, 2000, Schlumberger and its subsidiaries amended their pension plans to improve retirement benefits for active employees.

The change in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2000 and 1999, was as follows:

                                                            (Stated in millions)
                                               2000                     1999
                                           ------------             ------------
Projected benefit obligation at
   beginning of the year                      $1,052                   $1,060
Service cost                                      36                       45
Interest cost                                     76                       73
Actuarial losses (gains)                          17                      (70)
Benefits paid                                    (62)                     (56)
Amendments                                        (6)                       -
Projected benefit obligation at
                                           ---------                ---------
   end of the year                            $1,113                   $1,052
                                           =========                =========

Plan assets at market value at
   beginning of the year                      $1,276                   $1,119
Actual return on plan assets                      (2)                     211
Employer contribution                              -                        2
Benefits paid                                    (62)                     (56)
Plan assets at market value at
                                           ---------                ---------
   end of the year                            $1,212                   $1,276
                                           =========                =========

Excess of assets over projected
   benefit obligation                         $   99                   $  224
Unrecognized net gain

                                                (266)                    (395)
Unrecognized prior service cost
                                                  30                       44
Unrecognized net asset at
   transition date
                                                  (1)                      (2)
                                           ---------                ---------
Pension liability                             $ (138)                  $ (129)
                                           =========                =========

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were 7.5%, 4.5% and 9%, respectively, in 2000, and 7.75%, 4.5% and 9% respectively, in 1999. Plan assets on December 31, 2000, consisted of common stocks ($708 million), cash or cash equivalents ($114 million), fixed income investments ($279 million) and other investments ($95 million). Less than 1% of the plan assets on December 31, 2000, were represented by Schlumberger common stock.

NON-US PENSION PLANS
Outside the US, subsidiaries of Schlumberger sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. For all defined benefit plans, pension expense was $23 million, $19 million and $17 million in 2000, 1999 and 1998, respectively. Based on plan assets and the projected benefit obligation, the only significant defined benefit plan is in the UK.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 2000 were 6%, 4% and 9%, respectively. In 1999, the assumptions were 7%, 4% and 9%, respectively. In 1998, the assumptions were 7.5%, 5% and 9%, respectively.

Net pension cost in the UK plan for 2000, 1999 and 1998 (translated into US dollars at the average exchange rate for the periods), included the following components:


                                                            (Stated in millions)
                                    2000              1999                 1998
                                   ------            ------               ------
Service cost-benefits earned
   during the period               $  22             $  22                $  18
Interest cost on projected
   benefit obligation                 17                15                   18
Expected return on plan assets
   (actual return: 2000 - ($28);
   1999 - $106; 1998 - $23)          (34)              (33)                 (30)
Amortization of transition
   asset and other                    (5)               (6)                  (6)

                                  ------            ------               ------
Net pension cost                   $   -             $  (2)               $   -
                                  ======            ======               ======

The change in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

                                                          (Stated in  millions)
                                              2000                   1999
                                            -------                --------
Projected benefit obligation at
 beginning of the year                      $   290                $    229
Service cost                                     22                      22
Interest cost                                    17                      15
Actuarial losses                                 19                      44
Gain in exchange                                (26)                     (8)
Benefits paid                                   (11)                    (12)
Projected benefit obligation at
                                            -------                --------
  end of the year                           $   311                $    290
                                            =======                ========

Plan assets at market value at
 beginning of the year                      $   454                $    366
Actual return on plan assets                    (28)                    106
Loss in exchange                                (38)                    (10)
Employer contribution                             7                       4
Employee contributions                            1                       1
Benefits paid                                   (11)                    (13)
Plan assets at market value at
                                            -------                --------
 end of the year                            $   385                $    454
                                            =======                ========

Excess of assets over projected
 benefit obligation                         $    74                $    164
Unrecognized net gain                           (39)                   (135)
Unrecognized prior service cost                   1                       2
Unrecognized net asset at
 transition date                                 (2)                     (3)
                                            -------                --------
Pension asset                               $    34                $     28
                                            =======                ========

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were 6% and 4%, respectively, in 2000, and 6.5% and 4%, respectively, in 1999; the expected long-term rate of return on plan assets was 9% in 2000 and 1999. Plan assets consisted of common stocks ($319 million), cash or cash equivalents ($21 million) and fixed income investments ($45 million). None of the plan assets represented Schlumberger common stock.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 2000, 1999 and 1998, were $22 million, $24 million and $25 million, respectively.

OTHER DEFERRED BENEFITS
In addition to providing pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing. Expenses for these programs were $114 million, $73 million and $128 million in 2000, 1999 and 1998, respectively.

HEALTH CARE BENEFITS
Schlumberger and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $60 million, $53 million and $54 million in 2000,

1999 and 1998, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
Schlumberger and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 7.75% in 2000, 7% in 1999 and 7.5% in 1998. The overall medical cost trend rate assumption is 9% graded to 5% over the next six years and 5% thereafter.

Net periodic postretirement benefit cost in the US for 2000, 1999 and 1998, included the following components:



                                                                     (Stated in millions)
                                          2000               1999               1998
                                       ---------          ---------          ---------
Service cost - benefits
 earned during the period              $     10           $     11           $      11
Interest cost on accumulated
 postretirement benefit obligation           28                 23                  22
Amortization of unrecognized net
 gain and other                              (3)                (3)                 (6)
                                       --------           --------           ---------
                                       $     35           $     31           $      27
                                       ========           ========           =========

The change in accumulated postretirement benefit obligation and funded status on December 31, 2000 and 1999, was as follows:

                                                          (Stated in millions)
                                                  2000                1999
                                               ---------            ---------
Accumulated postretirement benefit
 obligation at beginning of the year           $     320             $    354
Service cost                                          10                   11
Interest cost                                         28                   23
Actuarial losses (gains)                              57                  (52)
Benefits paid                                        (17)                 (16)
                                               ---------             ---------
Accumulated postretirement benefit
 obligation at the end of the year                   398                  320
Unrecognized net gain                                 67                  124
Unrecognized prior service cost                        4                    4
Postretirement benefit liability
                                               ---------             --------
 on December 31                                $     469             $    448
                                               =========             ========

The components of the accumulated postretirement benefit obligation on December 31, 2000 and 1999, were as follows:

                                               (Stated in millions)
                                        2000                1999
                                    -------------        ------------

Retirees                            $     216            $    161
Fully eligible                             47                  45
Actives                                   135                 114
                                    -------------        ------------
                                    $     398            $    320
                                    =============        ============

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 7.50% for 2000 and 7.75% for 1999.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2000 would have been $45 million, and the accumulated postretirement benefit obligation would have been $465 million on December 31, 2000.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2000 would have been $32 million, and the accumulated postretirement benefit obligation would have been $360 million on December 31, 2000.

Supplementary Information
-------------------------

Operating revenue and related cost of goods sold and services for continuing operations comprised the following:


                                                                 (Stated in millions)
Year ended December 31,               2000                1999                1998
                                   ------------        ------------       -------------
Operating revenue
  Sales                            $   4,225           $   3,822          $    4,623
  Services                             5,386               4,573               6,102
                                   ------------        ------------       -------------
                                   $   9,611           $   8,395          $   10,725
                                   ============        ============       =============

Direct operating costs
   Goods sold                      $   2,582           $   2,461          $    2,916
   Services                            4,790               4,288               5,498
                                   ------------        ------------       -------------
                                   $   7,372           $   6,749          $    8,414
                                   ============        ============       =============

Cash paid for interest and income taxes for continuing operations was as follows:

                                                                 (Stated in millions)
Year ended December 31,               2000                1999                1998
                                   ------------        ------------       -------------
Interest                           $    268            $    200           $     128
Income taxes                       $    231            $    182           $     299

Accounts payable and accrued liabilities are summarized as follows:

                                               (Stated in millions)
Year ended December 31,                  2000                1999
                                     -------------        ------------
Payroll, vacation and
 employee benefits                   $     672            $    564
Trade                                      946                 663
Taxes, other than income                   204                 169
Other                                    1,089                 887
                                     -------------        ------------
                                     $   2,911            $  2,283
                                     =============        ============



Interest and other income includes the following:

                                                                      (Stated in millions)
                                               2000             1999            1998
                                             --------        ---------       ----------
Interest income                              $    302        $    235         $    167
Equity in net earnings of
 affiliated companies                              39              19                6
Gain on sale of business                           82               -                -
Gain on sale of financial instruments               -             103                -
                                             --------        --------        ---------
                                             $    423        $    357        $     173
                                             ========        ========        =========

Subsequent Event - Business Acquisition
---------------------------------------

On February 12, 2001, Schlumberger announced that it had reached agreement with the board of directors of Sema plc on the terms of a recommended cash offer for the entire issued and to be issued share capital of Sema plc. The offer will be made on the basis of (pound)5.60 (approximately $8.09) per share which represents a purchase price of about $5.2 billion plus expenses. Schlumberger expects to complete the transaction in the second quarter. The purchase price will be paid from existing available cash, investments and new borrowings. The transaction is subject to customary regulatory approvals and Sema plc shareholders acceptance.

* Mark of Schlumberger

To the Board of Directors and Stockholders of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
New York, New York
January 24, 2001, except as to "Subsequent Event - Business Acquisition" Note which is as of February 16, 2001

QUARTERLY RESULTS
-----------------
(UNAUDITED)

The following table summarizes results for each of the four quarters for the years ended December 31, 2000 and 1999. Gross margin equals operating revenue less cost of goods sold and services.

                                                                        (Stated in millions except per share amounts)

                                              Continuing Operations                                 Total
                    ---------------------------------------------------------------  ----------------------------------
                                     Gross        Net        Earnings per share/4/       Net      Earnings per share/4/
                                                          -------------------------              ----------------------
                      Revenue       Margin      Income        Basic       Diluted      Income      Basic      Diluted
                    -----------   ----------  ----------  -----------   -----------  ----------  ---------  -----------
Quarters-2000
 First                $ 2,138      $   504      $  136       $ 0.24        $ 0.24       $ 136     $ 0.24       $ 0.24
 Second                 2,338          544         156         0.27          0.27         156       0.27         0.27
 Third                  2,447          593         205         0.36          0.35         204       0.36         0.35
 Fourth/1/              2,688          599         238         0.42          0.41         239       0.42         0.41
                      -------      -------      ------       ------        ------       -----     ------       ------
                      $ 9,611      $ 2,240      $  735       $ 1.29        $ 1.27       $ 735     $ 1.29       $ 1.27
                      =======      =======      ======       ======        ======       =====     ======       ======

Quarters-1999
 First/2/             $ 2,117      $   344      $   69       $ 0.13        $ 0.12       $  89     $ 0.16       $ 0.16
 Second                 2,012          432          91         0.17          0.16         128       0.23         0.23
 Third                  2,087          472         111         0.20          0.20         139       0.25         0.25
 Fourth/3/              2,179          409          58         0.11          0.10          11       0.02         0.02
                      -------      -------      ------       ------        ------       -----     ------       ------
                      $ 8,395      $ 1,657      $  329       $ 0.60        $ 0.58       $ 367     $ 0.67       $ 0.65
                      =======      =======      ======       ======        ======       =====     ======       ======



/1/ Includes a net after-tax and minority interest charge of $3 million ($0.00 per share--diluted).

/2/ Includes an after-tax charge of $58 million ($0.10 per share--diluted).

/3/ Includes an after-tax charge of $71 million ($0.13 per share--diluted).

/4/ Due to rounding, the addition of earnings per share by quarter may not equal total earnings per share for the year.




Item 9  Changes in and Disagreements with Accountants on Accounting and
------  ---------------------------------------------------------------
        Financial Disclosures
        ---------------------

NONE

PART III
--------

Item 10  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

See Part I (on pages 5 and 6) for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, "Election of Directors", in the Company's Proxy Statement dated March 7, 2001 for the April 11, 2001 Annual General Meeting, and is incorporated by reference.

Item 11  Executive Compensation
-------  ----------------------

The information set forth under "Executive Compensation" (other than that set forth under the subcaptions "Corporate Performance Graph" and "Compensation Committee Report on Executive Compensation") in the Company's Proxy Statement dated March 7, 2001 is incorporated by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

The information with respect to Item 12 is set forth in the Company's Proxy Statement dated March 7, 2001 under the caption, "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions
-------  ----------------------------------------------

Information regarding this item may be found on page 3, the last two sentences of footnote 2, in the Company's Proxy Statement dated March 7, 2001 for the April 11, 2001 Annual General Meeting and is incorporated by reference.

PART IV

Item 14   Exhibits Financial Statement Schedules and Reports on Form 8-K
-------   --------------------------------------------------------------

The following documents are filed as part of this report:              Page(s)

         (1)      Financial Statements

                  Consolidated Statement of Income
                  for the three years ended December 31, 1999           27

                  Consolidated Balance Sheet
                  at December 31, 1999 and 1998                         28

                  Consolidated Statement of Cash Flows
                  for the three years ended December 31, 1999           29

                  Consolidated Statement of Stockholders' Equity
                  for the three years ended December 31, 1999           30

                  Notes to Consolidated Financial Statements            31 to 54

                  Report of Independent Accountants                      55

                  Quarterly Results (Unaudited)                          56

Financial statements of 20% - 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

         (2)      Financial Statement Schedules not required.

         (3) The following Exhibits are filed or incorporated by reference as indicated in the Index to Exhibits.

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

_________________

* Compensatory plan required to be filed as an exhibit.

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

                  Subsidiaries                                             Exhibit 21

                  Consent of Independent Accountants                       Exhibit 23

                  Powers of Attorney                                       Exhibit 24

                   (a) Don E. Ackerman - dated 1/12/01
                   (b) D. Euan Baird - dated 1/12/01
                   (c) John Deutch - dated 1/12/01
                   (d) Victor E. Grijalva - dated 1/12/01
                   (e) Denys Henderson - dated 1/16/01
                   (f) Andre Levy-Lang - dated 1/15/01
                   (g) William T. McCormick, Jr. - dated 1/12/01
                   (h) Didier Primat - dated 1/12/01
                   (i) Nicolas Seydoux - dated 1/12/01
                   (j) Linda G. Stuntz - dated 1/12/01
                   (k) Sven Ullring - dated 1/15/01
                   (1) Yoshihiko Wakumuto - dated 1/16/01

                  Financial Data Schedule                                  Exhibit 27

                  Additional Exhibit:
                  Form S-8 Undertakings                                    Exhibit 99

No reports on Form 10-K were filed during the last quarter of the period covered by this report.

___________________

* Compensatory plan required to be filed as an exhibit.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCHLUMBERGER LIMITED

Date: MARCH 8, 2001        By:  /s/ Jack Liu
                                 --------------------------------
                                  Jack Liu

                             Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Name                                                    Title
---------------------------------------------            ---------------------------------------------
                     *                                   Director, Chairman, President and Chief
---------------------------------------------
               D. Euan Baird                             Executive Officer

                     *                                   Director, Vice Chairman
---------------------------------------------
             Victor E. Grijalva

              /s/ Jack Liu                               Executive Vice President, Finance,
---------------------------------------------
                  Jack Liu                               Chief Financial Officer, and
                                                         Chief Accounting Officer

                     *                                   Director
---------------------------------------------
              Don E. Ackerman

                    *                                    Director
---------------------------------------------
                John Deutch

                    *                                    Director
---------------------------------------------
              Denys Henderson

                     *                                   Director
---------------------------------------------
              Andre Levy-Lang

                                  SIGNATURES

                    Name                                                   Title
---------------------------------------------              ---------------------------------------
                     *                                          Director
---------------------------------------------
         William T. McCormick, Jr.

                     *                                          Director
---------------------------------------------
               Didier Primat

                     *                                          Director
---------------------------------------------
              Nicolas Seydoux

                     *                                          Director
---------------------------------------------
              Linda G. Stuntz

                     *                                          Director
---------------------------------------------
                Sven Ullring

                     *                                          Director
---------------------------------------------
             Yoshihiko Wakumoto

           /s/James L. Gunderson                                March 8, 2001
---------------------------------------------
*By James L. Gunderson   Attorney-in-Fact

                                                  INDEX TO EXHIBITS

                                                                                              Exhibit          Page
Deed of Incorporation as last amended on April 28, 1997 incorporated by reference to             3              -
Form 10-Q for the period ended March 31, 1997

By-Laws as last amended on October 20, 1993, incorporated by reference to Exhibit 3 to           3              -
Form 10-K for 1993

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by            10(a)            -
reference to Exhibit 10(a) to Form 10-K for year 1998.

Schlumberger 1994 Stock Option Plan - Second Amendment, incoporated by reference               10(b)            -
to Exhibit 10(b) to Form 10-K for year 1999.

Schlumberger 1994 Stock Option Plan - Third Amendment, incoporated by reference                10(c)            -
to Exhibit 10(c) to Form 10-K for year 1999.

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995,               10(d)            -
incorporated by reference to Exhibit 10(b) to Form 10K for 1996

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to               10(e)            -
Exhibit 10(c) to Form 10-K for year 1999.

Schlumberger 1989 Stock Incentive Plan - Third Amendment, incorporated by reference to         10(f)            -
Exhibit 10(d) to Form 10-K for year 1995

Schlumberger Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to           10(g)            -
Form 10-K for year 1995

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form        10(h)            -
10-K for year 1997

Schlumberger 1998 Stock Option Plan - First Amendment , incorporated by reference to           10(i)            -
reference to Exhibit 10(i) to Form 10-K for year 1999.

1997 Long-Term Incentive Plan of Camco International Inc.;                                     10(j)            -
Long-Term Incentive Plan of Camco International Inc.;
Production Operators Corp. 1992 Long-Term Incentive Plan;
Camco 1996 Savings Related Share Option Scheme;
Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee
Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998

Subsidiaries                                                                                     21             64

                               INDEX TO EXHIBITS


                                                                                              Exhibit          Page
Consent of Independent Accountants                                                             23               65

Powers of Attorney                                     dated:
         Don E. Ackerman                               January 12, 2001                        24(a)            66
         D. Euan Baird                                 January 12, 2001                        24(b)            67
         John Deutch                                   January 12, 2001                        24(c)            68
         Victor E Grijalva                             January 12, 2001                        24(d)            69
         Denys Henderson                               January 16, 2001                        24(e)            70
         Andre Levy-Lang                               January 15, 2001                        24(f)            71
         William T. McCormick, Jr.                     January 12, 2001                        24(g)            72
         Didier Primat                                 January 12, 2001                        24(h)            73
         Nicolas Seydoux                               January 12, 2001                        24(i)            74
         Linda G. Stuntz                               January 12, 2001                        24(j)            75
         Sven Ullring                                  January 15, 2001                        24(k)            76
         Yoshihiko Wakumoto                            January 16, 2001                        24(l)            77

Financial Data Schedule                                                                        27               78 & 79

Additional Exhibits:                                                                           99               80
         Form S-8 Undertakings