Form 10-K405/A
period 2000-12-31
SCHLUMBERGER LTD /NY/
filed 2001-03-13
CIK 87347

                                                                            2000

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A

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

                                       5

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

/3/  Restated for comparative purposes.

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

Item 8     Financial Statements and Supplementary Data
------     -------------------------------------------

     SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENT OF INCOME


                                                       (Stated in thousands except per share amounts)

Year Ended December 31,                           2000                1999/1/               1998/1/
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


See the Notes to Consolidated Financial Statements

         SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                           (Stated in thousands)
Year Ended December 31,                                                    2000         1999 /1/       1998 /1/
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
 Net income                                                            $   734,596    $   366,694    $ 1,014,199
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Discontinued operations                                                        -        213,676        136,206
  Gain on sale of businesses                                               (61,000)             -              -
  Depreciation and amortization /2/                                      1,270,754      1,150,344      1,177,347
  Earnings of companies carried at equity,
    less dividends received (2000 - $ -;
    1999 - $3,401; 1998 -  $4,996)                                         (39,805)       (13,904)        (9,576)
 Provision for losses on accounts receivable                                32,301         37,943         36,861
 Charges                                                                    63,706        128,508        368,441
 Change in operating assets and liabilities:
  (Increase) decrease in receivables                                      (364,130)       265,588        (20,507)
  (Increase) decrease in inventories                                      (194,640)        53,790       (100,633)
  (Increase) decrease in deferred taxes                                    (20,757)       (27,220)       (80,959)
  (Increase) decrease in current assets                                    (38,656)         5,022        (26,891)
   Increase (decrease) in accounts payable
    and accrued liabilities                                                493,104       (181,731)       (72,940)
  (Decrease) increase in estimated liability
    for taxes on income                                                    (12,069)       (69,338)        79,677
  Other - net                                                             (154,286)      (181,900)       (84,893)
                                                                       -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,709,118      1,747,472      2,416,332
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
 Purchases of fixed assets                                              (1,323,015)      (792,001)    (1,462,620)
 Multiclient seismic data capitalized                                     (222,934)      (226,907)      (187,754)
 Sales of fixed assets & other                                             149,494         68,005        111,262
 Drilling fluids joint venture                                                   -       (325,000)             -
 Businesses (acquired) sold                                               (920,603)      (135,338)        61,662
 Increase (decrease) in investments                                        551,619       (295,075)    (2,292,163)
 Sale of financial instruments                                                   -        203,572              -
 (Increase) decrease in other assets                                       (63,793)       (43,166)         4,660
 Discontinued operations                                                         -       (291,953)      (424,749)
                                                                       -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (1,829,232)    (1,837,863)    (4,189,702)
                                                                       -----------    -----------    -----------

Cash flows from financing activities:
 Dividends paid                                                           (426,465)      (410,494)      (388,379)
 Proceeds from employee stock purchase plan                                 69,089         70,765         70,461
 Proceeds from exercise of stock options                                   160,281        103,084         68,780
 Proceeds from exercise of stock warrants                                        -        449,625              -
 Proceeds from issuance of long-term debt                                  956,641      1,062,935      2,909,156
 Payment of principal on long-term debt                                   (724,911)      (916,242)      (863,966)
 Net increase (decrease) in short-term debt                                113,608       (242,014)       (64,756)
                                                                       -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  148,243        117,659      1,731,296
                                                                       -----------    -----------    -----------

Net increase (decrease) in cash                                             28,129         27,268        (42,074)
Cash, beginning of year                                                    132,589        105,321        147,395
                                                                       -----------    -----------    -----------
CASH, END OF YEAR                                                      $   160,718    $   132,589    $   105,321
                                                                       ===========    ===========    ===========

/1/ Reclassified, in part, for comparative purposes.
/2/ Includes Multiclient seismic data costs.
See the Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                (Dollar amounts stated in thousands)
                                                    Common Stock                                       Income Retained
                                     ----------------------------------------------------
                                              Issued                  In Treasury          Translation  for Use in the Comprehensive
                                     -------------------------- -------------------------
                                        Shares       Amount       Shares         Amount     Adjustment     Business       income
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, January 1, 1998              663,638,026  $ 1,428,624   121,099,589  $ 2,249,765   $  (63,332)  $ 8,265,642    $ 1,346,843
                                                                                                                        ===========
Translation adjustment                                                                         (18,148)                     (18,148)
Sales to optionees less
   shares exchanged                       796,992       40,323    (1,531,607)     (28,457)
Employee stock purchase plan            1,266,840       70,461
Net income                                                                                                 1,014,199      1,014,199
Dividends declared ($0.75 per share)                                                                        (397,386)
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, December 31, 1998            665,701,858    1,539,408   119,567,982    2,221,308      (81,480)    8,882,455    $   996,051
                                                                                                                        ===========
Translation adjustment                                                                         (55,678)                     (55,678)
Sales to optionees less
   shares exchanged                        28,100       41,931    (3,291,288)     (61,153)
Employee stock purchase plan            1,324,848       70,765
Net income                                                                                                   366,694        366,694
Dividends declared ($0.75 per share)                                                                        (414,210)
Sedco Forex spin-off                                                                                        (918,327)
Exercise of stock warrants                             168,082   (15,153,018)    (281,543)
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, December 31, 1999            667,054,806    1,820,186   101,123,676    1,878,612     (137,158)    7,916,612    $   311,016
                                                                                                                        ===========
Translation adjustment                                                                         (28,487)                     (28,487)
Sales of businesses                                                                             26,441                       26,441
Sales to optionees less
   shares exchanged                        30,987       61,224    (5,331,268)     (99,057)
Employee stock purchase plan                            42,495    (1,431,309)     (26,594)
Net income                                                                                                   734,596        734,596
Dividends declared ($0.75 per share)                                                                        (427,732)
Tax benefit on stock options                            40,000
                                     -------------------------- -------------------------   ----------   -----------    -----------
Balance, December 31, 2000            667,085,793  $ 1,963,905    94,361,099  $ 1,752,961   $ (139,204)  $ 8,223,476    $   732,550
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

Income Tax Expense
------------------

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

Pretax book income from continuing operations subject to US and non-US income taxes for each of the three years ended December 31, was as follows:

                                                 (Stated in millions)
                                  2000            1999           1998
                               ---------       ---------      ---------

United States                      $  51           $(172)         $  24
Outside United States                910             653            879

                               ---------       ---------      ---------
Pretax income                      $ 961           $ 481          $ 903
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

The components of consolidated income tax expense from continuing operations were as follows:

                                                     (Stated in millions)
                                       2000          1999          1998
                                    ----------    ----------    ----------
Current:
   United States - Federal              $   21        $  (74)       $  124
   United States - State                     4            (7)           15
   Outside United States                   194           206           225
                                    ----------    ----------    ----------
                                        $  219        $  125        $  364
                                    ----------    ----------    ----------
Deferred:
   United States - Federal              $   (3)       $   14        $  (68)
   United States - State                    (2)            1            (7)
   Outside United States
                                            14             1           (13)
                                    ----------    ----------    ----------
                                        $    9        $   16        $  (88)
                                    ----------    ----------    ----------

Consolidated taxes on income            $  228        $  141        $  276
                                    ==========    ==========    ==========

Effective tax rate                          24%           30%           31%
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
                                  ========       ========           =======


Effective January 1, 2000, Schlumberger and its subsidiaries amended their pension plans to improve retirement benefits for active employees.

The change in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2000 and 1999, was as follows:

                                                            (Stated in millions)
                                               2000                     1999
                                           ------------             ------------
Projected benefit obligation at
   beginning of the year                      $1,052                   $1,060
Service cost                                      36                       45
Interest cost                                     76                       73
Actuarial losses (gains)                          17                      (70)
Benefits paid                                    (62)                     (56)
Amendments                                        (6)                       -
                                           ---------                ---------
Projected benefit obligation at               $1,113                   $1,052
   end of the year
                                           =========                =========

Plan assets at market value at
   beginning of the year                      $1,276                   $1,119
Actual return on plan assets                      (2)                     211
Employer contribution                              -                        2
Benefits paid                                    (62)                     (56)
                                           ---------                ---------
Plan assets at market value at                $1,212                   $1,276
   end of the year
                                           =========                =========

Excess of assets over projected
   benefit obligation                         $   99                   $  224
Unrecognized net gain                           (266)                    (395)
Unrecognized prior service cost                   30                       44
Unrecognized net asset at
   transition date                                (1)                      (2)
                                           ---------                ---------
Pension liability                             $ (138)                  $ (129)
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

Net periodic postretirement benefit cost in the US for 2000, 1999 and 1998, included the following components:



                                                                     (Stated in millions)
                                          2000               1999               1998
                                       ---------          ---------          ---------
Service cost - benefits
 earned during the period              $     10           $     11           $      11
Interest cost on accumulated
 postretirement benefit obligation           28                 23                  22
Amortization of unrecognized net
 gain and other                              (3)                (3)                 (6)
                                       --------           --------           ---------
                                       $     35           $     31           $      27
                                       ========           ========           =========

The change in accumulated postretirement benefit obligation and funded status on December 31, 2000 and 1999, was as follows:


                                                          (Stated in millions)
                                                  2000                1999
                                               ---------            ---------
Accumulated postretirement benefit
 obligation at beginning of the year           $     320             $    354
Service cost                                          10                   11
Interest cost                                         28                   23
Actuarial losses (gains)                              57                  (52)
Benefits paid                                        (17)                 (16)
                                               ---------             ---------
Accumulated postretirement benefit
 obligation at the end of the year                   398                  320
Unrecognized net gain                                 67                  124
Unrecognized prior service cost                        4                    4
Postretirement benefit liability
 on December 31                                ---------             --------
                                               $     469             $    448
                                               =========             ========

The components of the accumulated postretirement benefit obligation on December 31, 2000 and 1999, were as follows:

                                               (Stated in millions)
                                        2000                1999
                                    -------------        ------------

Retirees                            $     216            $    161
Fully eligible                             47                  45
Actives                                   135                 114
                                    -------------        ------------
                                    $     398            $    320
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

         (2)      Financial Statement Schedules not required.

         (3) The following Exhibits are filed or incorporated by reference as indicated in the Index to Exhibits:

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

                    Name                                                    Title
---------------------------------------------            ---------------------------------------------
                     *                                   Director, Chairman, President and
---------------------------------------------            Chief Executive Officer
               D. Euan Baird

                     *                                   Director, Vice Chairman
---------------------------------------------
             Victor E. Grijalva

              /s/ Jack Liu                               Executive Vice President, Finance,
---------------------------------------------            Chief Financial Officer, and
                  Jack Liu                               Chief Accounting Officer


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

                     *                                          Director
---------------------------------------------
              Linda G. Stuntz

                     *                                          Director
---------------------------------------------
                Sven Ullring

                     *                                          Director
---------------------------------------------
             Yoshihiko Wakumoto

           /s/James L. Gunderson                                March 8, 2001
---------------------------------------------
*By James L. Gunderson   Attorney-in-Fact


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCHLUMBERGER LIMITED

Date: March 12, 2001       By:  /s/ Jack Liu
                              -----------------------
                                    Jack Liu
                           Executive Vice President, Chief Financial Officer and
                           Chief Accounting Officer

                                                  INDEX TO EXHIBITS

                                                                                              Exhibit          Page
Deed of Incorporation as last amended on April 28, 1997 incorporated by reference to             3              -
Form 10-Q for the period ended March 31, 1997

By-Laws as last amended on October 20, 1993, incorporated by reference to Exhibit 3 to           3              -
Form 10-K for 1993

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by            10(a)            -
reference to Exhibit 10(a) to Form 10-K for year 1995

Schlumberger 1994 Stock Option Plan - Second Amendment, incoporated by reference               10(b)            -
to Exhibit 10(b) to Form 10-K for year 1999

Schlumberger 1994 Stock Option Plan - Third Amendment, incoporated by reference                10(c)            -
to Exhibit 10(c) to Form 10-K for year 1999

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995,               10(d)            -
incorporated by reference to Exhibit 10(b) to Form 10K for 1996

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to               10(e)            -
Exhibit 10(c) to Form 10-K for year 1995

Schlumberger 1989 Stock Incentive Plan - Third Amendment, incorporated by reference to         10(f)            -
Exhibit 10(f) to Form 10-K for year 1999

Schlumberger Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to           10(g)            -
Form 10-K for year 1995

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form        10(h)            -
10-K for year 1997

Schlumberger 1998 Stock Option Plan - First Amendment , incorporated by reference              10(i)            -
to Exhibit 10(i) to Form 10-K for the year 1999.

1997 Long-Term Incentive Plan of Camco International Inc.;                                     10(j)            -
Long-Term Incentive Plan of Camco International Inc.;
Production Operators Corp. 1992 Long-Term Incentive Plan;
Camco 1996 Savings Related Share Option Scheme;
Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee
Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998

Subsidiaries                                                                                     21             64

                               INDEX TO EXHIBITS


                                                                                              Exhibit          Page
Consent of Independent Accountants                                                             23               65

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