Form 10-Q
period 2001-03-31
SCHLUMBERGER LTD /NY/
filed 2001-04-25
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                   ----------------------------------------

                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:                        Commission file No.:
March 31, 2001                                       1-4601
----------------------                       -------------------------


                               SCHLUMBERGER N.V.
                            (SCHLUMBERGER LIMITED)
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                        52-0684746
    --------------------                        ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


  277 PARK AVENUE
  NEW YORK, NEW YORK, U.S.A.                       10172

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                    75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                  2514 JG
 -----------------------------------               -------
(Addresses of principal executive                (Zip Codes)
    offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES     X                           NO ___
                  ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at March 31, 2001
        -----                                ------------------------------

COMMON STOCK, $0.01 PAR VALUE                          573,246,457

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1: Financial Statements
----------------------------




          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                      (Stated in thousands except per share amounts)
                                                            Three Months Ended March 31,
                                                         -------------------------------------

                                                               2001              2000 (1)
                                                         -----------------   -----------------

REVENUE:
   Operating                                                  $ 2,909,434         $ 2,137,442
   Interest & other income                                         90,029              76,110
                                                         -----------------   -----------------
                                                                2,999,463           2,213,552
                                                         -----------------   -----------------

EXPENSES:
   Cost of goods sold & services                                2,194,739           1,660,018
   Research & engineering                                         170,596             131,042
   Marketing                                                       87,417              74,820
   General                                                        120,595             103,774
   Interest                                                        76,201              63,096
                                                         -----------------   -----------------
                                                                2,649,548           2,032,750
                                                         -----------------   -----------------
Income before taxes and minority interest                         349,915             180,802

   Taxes on income                                                107,940              42,390
                                                         -----------------   -----------------
Net Income before minority interest                               241,975             138,412
   Minority Interest                                               (6,087)             (2,254)
                                                         -----------------   -----------------
Net Income                                                      $ 235,888           $ 136,158
                                                         =================   =================


Basic Earnings Per Share                                           $ 0.41              $ 0.24
                                                         =================   =================
Diluted Earnings Per Share                                         $ 0.41              $ 0.24
                                                         =================   =================


Average Shares Outstanding                                        573,060             566,886
                                                         =================   =================

Average Shares Outstanding
  assuming dilution                                               581,412             576,541
                                                         =================   =================

Depreciation and amortization
  included in expenses (2)                                      $ 419,026           $ 312,343
                                                         =================   =================

Dividends declared per share                                     $ 0.1875            $ 0.1875
                                                         =================   =================


(1)  Restated, in part, for comparative purposes.
(2)  Including multiclient seismic data costs.


                 See Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                  (Dollars in thousands)
                                                              Mar. 31,            Dec. 31,
ASSETS                                                          2001                2000
                                                           ---------------     ---------------

CURRENT ASSETS:
Cash and short-term investments                               $ 2,526,782          $3,040,150
Receivables less allowance for doubtful accounts
   (2001 - $109,289; 2000 - $106,503)                           3,172,804           2,768,848
Inventories                                                     1,316,584           1,111,585
Deferred taxes on income                                          287,184             259,184
Other current assets                                              386,239             313,444
                                                           ---------------     ---------------
                                                                7,689,593           7,493,211

LONG-TERM INVESTMENTS, HELD TO MATURITY                           945,840           1,547,132

INVESTMENT IN SEMA PLC                                          1,007,997                   -

INVESTMENTS IN AFFILIATED COMPANIES                               698,431             654,516

FIXED ASSETS:
Property, plant and equipment                                  10,984,800          10,821,509
Less accumulated depreciation                                  (6,561,629)         (6,426,995)
                                                           ---------------     ---------------
                                                                4,423,171           4,394,514

Multiclient Seismic Data                                          966,074             975,775

EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization                         1,694,315           1,575,710
DEFERRED TAXES ON INCOME                                          273,307             271,059
OTHER ASSETS                                                      524,238             260,814
                                                           ---------------     ---------------
                                                              $18,222,966        $ 17,172,731
                                                           ===============     ===============
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                       $3,196,394          $2,910,725
Estimated liability for taxes on income                           458,586             379,916
Bank loans                                                        902,235             556,020
Dividend payable                                                  108,125             108,043
Long-term debt due within one year                                 42,186              36,201
                                                           ---------------     ---------------
                                                                4,707,526           3,990,905

LONG-TERM DEBT                                                  3,775,156           3,573,047
POSTRETIREMENT BENEFITS                                           484,092             476,380
MINORITY INTEREST                                                 622,411             605,313
OTHER LIABILITIES                                                 234,516             231,870
                                                           ---------------     ---------------
                                                                9,823,701           8,877,515
                                                           ---------------     ---------------
STOCKHOLDERS' EQUITY:
Common stock                                                    1,969,803           1,963,905
Income retained for use in the business                         8,351,903           8,223,476
Treasury stock at cost                                         (1,743,812)         (1,752,961)
Accumulated other comprehensive income                           (178,629)           (139,204)
                                                           ---------------     ---------------
                                                                8,399,265           8,295,216
                                                           ---------------     ---------------
                                                              $18,222,966        $ 17,172,731
                                                           ===============     ===============





                 See Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                     (Dollars in thousands)

                                                                                       Three Months Ended
                                                                                             March 31,
Cash flows from operating activities:                                               2001              2000 (1)
                                                                               ----------------   -----------------
   Net income from continuing operations                                             $ 235,888           $ 136,158
   Adjustments to reconcile net income to cash
    provided by operating activities:
         Depreciation and amortization (2)                                             419,026             312,343
         Earnings of companies carried at equity, less
          dividends received (2001 - $-; 2000 - $-)                                    (14,208)             (3,601)
   Provision for losses on accounts receivable                                           6,171              10,768
   Change in operating assets and liabilities:
         Increase  in receivables                                                     (365,030)           (145,558)
         Increase in inventories                                                      (205,792)            (39,606)
         Increase in deferred taxes                                                    (22,626)            (25,322)
         Increase in other current assets                                              (74,157)             (4,259)
         Increase (decrease) in accounts payable and
           accrued liabilities                                                         183,810             (42,949)
         Increase in estimated liability
          for taxes on income                                                           80,157              24,584
         Other - net                                                                   (29,459)               (302)
                                                                               ----------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              213,780             222,256
                                                                               ----------------   -----------------

Cash flows from investing activities:
      Purchase of fixed assets                                                        (413,084)           (210,612)
      Multiclient seismic data capitalized                                            (114,081)            (68,258)
      Sales/retirements of fixed assets & other                                         19,579              28,794
      Decrease in investments                                                        1,059,455              94,393
      Businesses acquired                                                             (295,862)            (27,728)
      Investment in Sema plc                                                        (1,010,997)                  -
      (Increase) decrease in other assets                                              (26,269)            (31,414)
                                                                               ----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (781,259)           (214,825)
                                                                               ----------------   -----------------

Cash flows from financing activities:
      Dividends paid                                                                  (107,379)           (106,112)
      Proceeds from exercise of stock options                                           15,047              83,950
      Proceeds from issuance of long-term debt                                         260,993             385,461
      Payments of principal on long-term debt                                          (20,726)           (353,374)
      Net increase (decrease) in short-term debt                                       365,928              (4,354)
                                                                               ----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              513,863               5,571
                                                                               ----------------   -----------------

Net (decrease) increase in cash                                                        (53,616)             13,002

Cash, beginning of period                                                              160,718             132,589
                                                                               ----------------   -----------------

CASH, END OF PERIOD                                                                  $ 107,102           $ 145,591
                                                                               ================   =================

(1)  Reclassified, in part, for comparative purposes.
(2)  Includes Multiclient seismic data costs.




                See Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                              STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                              Accumulated Other
                                                                                             Comprehensive Income
                                             Common Stock                               ------------------------------
                                -----------------------------------     Retained            Mark to        Translation
                                    Issued          In Treasury          Income             Market         Adjustment
                                ----------------  -----------------  ----------------  -----------------  --------------

Equity, January 1, 2001              $1,963,905        $(1,752,961)      $ 8,223,476                $ -      $ (139,204)

Net Income                                                                   235,888

Derivatives marked to market                                                                    (37,055)

Short-term investments marked
   to market                                                                                      9,123

Translation adjustment                                                                                          (11,493)

Dividends declared                                                          (107,461)

Shares sold to optionees                  5,898              9,149

Employee Stock Purchase Plan

                                ----------------  -----------------  ----------------  -----------------  --------------
Equity, March 31, 2001               $1,969,803        $(1,743,812)       $8,351,903          $ (27,932)     $ (150,697)
                                ================  =================  ================  =================  ==============


                             (Dollars in thousands)
                               -------------------
                                 Comprehensive

                                   Income
                               -------------------

Equity, January 1, 2001           $     -

Net Income                           235,888

Derivatives marked to market         (37,055)

Short-term investments marked
   to market                           9,123

Translation adjustment               (11,493)

Dividends declared

Shares sold to optionees

Employee Stock Purchase Plan

                                 -------------
Equity, March 31, 2001            $  196,463
                                 =============

                 See Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 2000 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the first quarter of 2001:

                 (Stated in thousands except per share amounts)

                                                   Average
                                  Net              Shares            Earnings
First Quarter                    Income            Outstanding      per Share
-------------                    ------            -----------      ---------
Basic                             $ 235,888           573,060           $0.41
Effect of dilution:
     Options                                            8,352               -
                            ----------------    --------------     ===========
                                  $ 235,888           581,412           $0.41
                            ================    ==============     ===========

2001 FIRST QUARTER IN-PROCESS RESEARCH & DEVELOPMENT CHARGE
-----------------------------------------------------------

The first quarter 2001 included a $25 million in-process research and development charge related to the acquisition of Bull CP8. This charge is classified in Research & Engineering in the Consolidated Statement of Income.

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

ACQUISITION OF SEMA PLC
-----------------------

On February 12, 2001, Schlumberger announced that it had reached an agreement with the board of directors of Sema plc on the terms of a recommended offer for the entire issued and to be issued share capital of Sema.

On March 8, 2001, Schlumberger acquired, through market purchases, approximately 20% of the issued share capital of Sema at a cost of $1 billion. At March 31, 2001, this transaction was recorded as Investment in Sema plc on the Consolidated Balance Sheet. The effect of recording this investment under the equity method of accounting was not significant to the consolidated first quarter results.

On April 6, 2001, the offer for the shares of Sema plc was declared unconditional in all respects. At that date, valid acceptances representing approximately 65% of the issued share capital of Sema had been received in addition to the open market purchases. As a result of acceptances since April 6, 2001, Schlumberger had acquired more than 90% of the Sema shares. The aggregate consideration for the acquisition of 100% of the issued Sema shares is expected to be approximately $5.2 billion (including expenses of the transaction) which is being financed from existing cash resources and borrowings under a $3 billion credit facility.

For financial reporting purposes, Schlumberger will include the results of operations of Sema in its consolidated accounts commencing April 1, 2001.

Sema is an IT services company (with approximately 22,000 employees) that provides its customers with design, implementation, operations and management of information systems and IT-related consulting services. Among the industry sectors which Sema serves, Sema has increasingly focused on the telecommunications and finance sectors, and provides a range of its own software products specifically designed for these sectors in addition to its IT services. Sema's customers include a wide variety of businesses and governmental departments around the world. Sema's services and product offerings include systems integration and consulting; software products for the telecommunications, energy, transport and finance sectors; and outsourcing.

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

Investments in affiliated companies include Schlumberger's 40% investment in the MI Drilling Fluids joint venture (March 31, 2001 - $486 million; December 31, 2000 - $461 million). Equity in income of investments carried under the equity method (2001 - $14 million; 2000 - $4 million) are included in Interest & other income on the Consolidated Statement of Income.


NEW ACCOUNTING STANDARDS
------------------------

Commencing January 1, 2001, Schlumberger adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (See Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations).

SEGMENT INFORMATION
-------------------

                                                                                         (Stated in millions)
                                           ------------------------------------------------------------------------
                                                                                Other      Elims/       Total
Three Months 2001                             NAM        LAM         ECA       Eastern      Other        OFS
                                           ------------------------------------------------------------------------
Revenue                                         $ 924      $ 365       $ 464       $ 468        $ 58     $ 2,279
                                           ========================================================================

Segment Income                                  $ 138       $ 33        $ 41        $ 78       $ (24)      $ 266

Minority Interest                                   -          -           -           -           5           5

Income Tax Expense                                 88         10          16          14           3         131
                                           ------------------------------------------------------------------------

Segment Income before tax and MI                $ 226       $ 43        $ 57        $ 92       $ (16)      $ 402
                                           ========================================================================

Interest Income

Interest Expense                                              (1)

Charges


Pretax Income
                                           ------------------------------------------------------------------------


                                           ------------------------------------------------------------------------
                                                                                Other      Elims/       Total
Three Months 2000                             NAM        LAM         ECA       Eastern      Other        OFS
                                           ------------------------------------------------------------------------
Revenue                                         $ 511      $ 250       $ 338       $ 380        $ 49     $ 1,528
                                           ========================================================================

Segment Income                                   $ 38        $ 4        $ 13        $ 54         $ 7       $ 116

Minority Interest                                   -          -           -           -           -           -

Income Tax Expense                                 24          4          11          10           7          56
                                           ------------------------------------------------------------------------

Segment Income before tax and MI                 $ 62        $ 8        $ 24        $ 64        $ 14       $ 172
                                           ========================================================================

Interest Income

Interest Expense                                              (1)


Pretax Income
                                           ------------------------------------------------------------------------



                                                                          (Stated in millions)

                                           -----------------------------------------------
                                                                 Elims/
Three Months 2001                           RMS         T&T       Other    Consolidated
                                           -----------------------------------------------
Revenue                                       $ 306       $ 350     $ (26)        $ 2,909
                                           ===============================================

Segment Income                                 $ (8)        $ 4     $ (10)          $ 252

Minority Interest                                 -           1         -               6

Income Tax Expense                               (2)         (4)        2             127
                                           -----------------------------------------------

Segment Income before tax and MI              $ (10)        $ 1      $ (8)          $ 385
                                           ===============================

Interest Income                                                                        65

Interest Expense                                                                      (75)

Charges                                                                               (25)

                                                                          ----------------
Pretax Income                                                                       $ 350
                                           -------------------------------================






                                                                     (Stated in millions)
                                           -----------------------------------------------
                                                                 Elims/
Three Months 2000                           RMS         T&T       Other    Consolidated
                                           -----------------------------------------------
Revenue                                       $ 324       $ 307     $ (22)        $ 2,137
                                           ===============================================

Segment Income                                  $ 7         $ 2     $ (13)          $ 112

Minority Interest                                 1           2         -               3

Income Tax Expense                                4          (2)       (1)             57
                                           -----------------------------------------------

Segment Income before tax and MI               $ 12         $ 2     $ (14)          $ 172
                                           ===============================

Interest Income                                                                        71

Interest Expense                                                                      (62)

                                                                          ----------------
Pretax Income                                                                       $ 181
                                           -------------------------------================


BUSINESS REVIEW
---------------


                                                                                                       (Stated in millions)
                                                                           Resource
                                         Oilfield                         Management                        Test &
                                         Services                         Services                       Transactions
                      ------------------------------------- ----------------------------------  --------------------------------
First Quarter                2001          2000   % change       2001        2000   % change        2001       2000   % change
Operating Revenue         $ 2,279       $ 1,528        49%      $ 306       $ 324          (5)%    $ 350      $ 307         14%
Pretax Operating
Income (1)                  $ 402         $ 172       134%      $ (10)       $ 12          -%        $ 1        $ 2         (17)%

(1) Pretax operating income represents income before taxes and minority interest, excluding interest expense, interest income and the first quarter 2001 in-process R&D charge. Pretax operating income for 2000 has been restated for comparative purposes.



Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

               First Quarter 2001 Compared to First Quarter 2000
               -------------------------------------------------


Net income for the first quarter was $256 million ($0.41 per share-diluted) after a $25 million ($0.04 per share-diluted) charge for in-process research & development related to the Bull CP8 acquisition, compared with $136 million ($0.24 per share-diluted) last year. The in-process R&D charge relates to ongoing efforts to develop new smart-card technology for which technical feasibility had not been reached at the date of acquisition.

Oilfield Services revenue increased 49% versus the first quarter of 2000 as the worldwide M-I rig count grew 30%.

Resource Management Services revenue was 5% lower than in the first quarter last year. Test & Transactions revenue increased 14% versus the same period last year.


OILFIELD SERVICES

Oilfield Services operating revenue in the first quarter increased 49% year-over-year, with all four reporting Areas experiencing double-digit growth. This growth was driven by WesternGeco (formed late in the fourth quarter of 2000), increased activity, improved pricing levels, and productivity gains from the use of advanced technologies. The growth was also seen in all product groups. The worldwide M-I rig count increased 30% year-over-year. Pretax operating income in the first quarter grew 134% compared to the same period last year.

North America

In North America, first quarter revenue of $924 million increased 81% compared with the same quarter last year. The M-I rig count of 1,801 increased 37% year-over-year. Pretax operating income of $226 million was 267% higher than the first quarter last year.

Revenue growth was led by strong double-digit growth in all product groups except Integrated Project Management which remained flat.

Latin America

In Latin America, first quarter revenue of $365 million increased 46%. The M-I rig count at 317 increased 36% year-over-year. Pretax operating income in the first quarter was $43 million, an increase of more than four-fold over last year.

Year-over-year revenue growth was strong across all product segments. Strong year-over-year revenue and pretax operating income growth was seen in all GeoMarkets.

Europe/CIS/West Africa

First quarter revenue of $464 million in the Europe/CIS/West Africa Area increased 37% compared with the same quarter last year. The M-I rig count at 273, excluding the CIS, was up 25% over the same period last year. Pretax operating income of $57 million increased 140%.

Strong year-over-year revenue and pretax operating income growth was recorded in all product groups except Drilling Services, which remained flat.

Other Eastern Hemisphere

First quarter revenue of $468 million in the Other Eastern Hemisphere Area increased 23% year-over-year. The M-I rig count at 437 increased 9% year-over-year. Pretax operating income of $92 million increased 43%.

Compared to the same period last year, revenue and pretax operating income growth was led by Well Completions & Productivity, WesternGeco and Drilling & Measurements.


RESOURCE MANAGEMENT SERVICES

Resource Management Services (RMS) operating revenue decreased 5% compared with the same quarter last year. The majority of the revenue decline was due to the divestiture of the Gas Service businesses in Europe during 2000. First quarter orders decreased 8% over the same period last year. The pretax operating loss in the first quarter was attributable to the amortization of acquisition related costs.

In North America, first quarter revenue increased 57%, driven by increased communication module sales and automated meter reading fees. Higher CENTRON* meter shipments, particularly to the PECO Energy Company automated meter reading project, accounted for an improvement in electricity metering revenue. Orders during the quarter increased 30% over the same period last year due mainly to higher electricity metering and automated meter-reading activities.

In Europe, first quarter revenue showed a 28% decrease over last year. Orders in the first quarter decreased 12% compared to the same period last year.

In Asia, revenue for the first quarter declined 4% over last year due to lower exports of electromechanical electricity products and lower gas meter deliveries in China. Orders decreased 63% year-over-year due mainly to lower demand for electricity meters in Taiwan, Sri Lanka and Malaysia.

In South America, first quarter revenue declined 10% due primarily to lower demand for electricity products in Colombia, Uruguay and Peru. Orders in the quarter were down by 36% compared to the same period last year reflecting the lower demand for electricity products and the general slowdown in Brazil.


TEST & TRANSACTIONS

Test & Transactions operating revenue in the first quarter increased 14% compared with the same quarter last year. Orders were down 10% compared with the same quarter last year.

Cards revenue grew 20% for the quarter compared to the same period last year. The main drivers of year-over-year growth were strong demand and increased volume of high-end JavaTM-based products for mobile communications and banking applications. The anticipated seasonal volume decline in GSM cards was partially offset by strong average sales price improvement due to the favorable mix of high-end and new products. Orders declined 21%, reflecting the current inventory of GSM cards held by mobile telecom operators. In North America, the increasing adoption of the GSM standard, which provides mobile phone users with seamless roaming across GSM networks worldwide, has generated significant opportunities for both product and service applications. Schlumberger signed a memorandum of understanding with AT&T Wireless in March to provide SIM (subscriber identity module) smart cards and related OTA (over-the-air) technology to support AT&T Wireless' new GSM network platform.

Network Solutions revenue grew 43% over the same period last year driven by growth in Network Services and Wireless Applications Services. Orders grew 31% year-over-year on continuing higher activity for both Network Services and the recently acquired Data Marine Services.

eTransactions Solutions revenue grew 47% over last year, driven primarily by increased worldwide deliveries of MagIC* e-payment point of sale terminals. In addition, European customers began accepting previously postponed deliveries of new euro-compatible Pay & Display* on-street parking meters. Orders rose 48% over the first quarter of 2000. The growth came primarily from improved activity in the off-street parking, e-Payment Terminals & Systems, and parking services businesses.

Semiconductor Solutions revenue was down 31% year-over-year as conditions in the semiconductor industry deteriorated. Semiconductor manufacturers have implemented widespread cost control measures and delayed capital spending and deliveries. Orders decreased 41% year-over-year.

INCOME STATEMENT
-----------------

Interest and other income increased by $14 million from the same period last as a $6 million decrease in interest income (2001 - $66 million; 2000 - $72 million) was offset by a $9 million gain from the sale of investments related to funding the Sema plc share purchases and a $11 million increase in equity income. Gross margin of 25% increased 3%. Research and engineering, and Marketing expenses increased 30% (11% excluding the $25 million in-process R&D charge) and 17%, respectively over last year. General expense, expressed as a percentage of operating revenue decreased from 4.8% to 4.1%. Interest expense increased $13 million as average borrowing rates increased from 6.5% to 7.2%. The effective tax rate, before the in-process R&D charge, increased from 23.4% to 28.8% due to higher profitability in North America in 2001.

ACQUISITIONS
------------

In March, Schlumberger acquired Bull CP8, a market leader in microprocessor-based smart cards and associated systems applications for the banking, mobile communications and network security industries. The acquisition price was $313 million. Assets acquired included identifiable intangibles (primarily patents) of $136 million and goodwill of $140 million. Additionally, in-process R&D aggregated $25 million was charged to expense in the first quarter.

LIQUIDITY
---------

In April 2001, Schlumberger borrowed $3 billion to finance the acquisition of Sema plc (See Notes to the Consolidated Financial Statements).

NEW ACCOUNTING STANDARDS
------------------------

Commencing January 1, 2001, Schlumberger adopted SFAS 133 (Accounting for Derivative Instruments and Hedging Activities). Occasionally, Schlumberger uses derivative instruments such as interest rate swaps, currency swaps, forward currency contracts and foreign currency options. Forward currency contracts provide a hedge against currency fluctuations on assets/liabilities denominated in other than a functional currency. Options are usually entered into as a hedge against currency variations on firm commitments generally involving the construction of long-lived assets.

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

At March 31, 2001, Schlumberger recognized a net $37.1 million charge in Stockholders' Equity relating to SFAS 133. This change was primarily due to the change in the fair market value of Schlumberger's US interest rate swaps as a result of declining interest rates. The effect on Stockholders' Equity at December 31, 2000 was not significant.

FORWARD-LOOKING STATEMENTS
--------------------------

Schlumberger cautions that, except for historical information, statements in this 10-Q report and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which Schlumberger operates or plans to operate and growth opportunities for Schlumberger in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: continuing customer commitment to certain key oilfield projects; changes in E&P spending by major oil companies; the extent and timing of utilities' investment in integrated solutions to utility management; noncancellation of key long-term services and solutions contracts; growth in demand for smart cards in e-commerce and Network and Internet-enabled solutions; economic, competitive and technological factors affecting markets, services, and prices in newly acquired businesses and Schlumberger's ability to integrate these businesses and to realize synergies from these acquisitions; general economic and business conditions in key regions of the world; and changes in business strategy or development plans relating to targeted Schlumberger growth opportunities.



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




*Mark of Schlumberger

                          PART II.  OTHER INFORMATION
                          --------  -----------------

Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


a) The Annual General Meeting of Stockholders of the Registrant ("the Meeting") was held on April 11, 2001.

b) At the Meeting, the number of Directors was fixed at 12 and the following-named 12 individuals were elected to comprise the entire Board of Directors of the Registrant, each to hold office until the next Annual General Meeting of Stockholders and until a director's successor is elected and qualified or until a director's death, resignation or removal. All of the nominees, except John C. Mayo, were directors who were previously elected by the stockholders.

       Don E. Ackerman
       D. Euan Baird
       John Deutch
       Victor E. Grijalva
       Andre Levy-Lang
       John C. Mayo
       William T. McCormick, Jr.
       Didier Primat
       Nicolas Seydoux
       Linda Gillespie Stuntz
       Sven Ullring
       Yoshihiko Wakumoto

c) The Meeting also voted (i) to adopt and approve the Company's Consolidated Balance Sheet as at December 31, 2000, its Consolidated Statement of Income for the year ended December 31, 2000, and the declaration of dividends reflected in the Company's 2000 Annual Report to Stockholders; (ii) to adopt amendments to the Deed of Incorporation of the Company (a) to increase the authorized common stock from 1,000,000,000 to 1,500,000,000 shares and (b) to make other changes; (iii) to approve adoption of the Schlumberger 2001 Stock Option Plan; and (iv) to approve the appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the accounts of the Company for the year 2001.

  The votes cast were as follows:
     Directors
                                       For          Withheld

Don E. Ackerman                      452,299,962      3,414,535
D. Euan Baird                        440,839,640     14,874,857
John Deutch                          440,712,342     15,002,155
Victor E. Grijalva                   452,394,637      3,319,860
Andre Levy-Lang                      452,350,074      3,364,423
John C. Mayo                         451,574,663      4,139,834
William T. McCormick, Jr.            452,411,970      3,302,527
Didier Primat                        448,319,871      7,394,626
Nicolas Seydoux                      452,380,759      3,333,738
Linda Gillespie Stuntz               452,410,871      3,303,626
Sven Ullring                         452,384,098      3,330,399
Yoshihiko Wakumoto                   452,324,715      3,389,782



Financials:
                                             For             Against            Abstain
                                            434,264,543           862,375         20,587,579

Amendment to Deed:
                                       For            Against         Abstain
Increase in Authorized:             446,758,586      6,073,522       2,882,389
Other Changes:                      450,027,079      2,005,548       3,681,870

2001 Stock Option Plan:
                                       For            Against         Abstain

                                    443,255,767      8,848,821       3,609,909
PricewaterhouseCoopers:
                                       For            Against         Abstain

                                    440,507,957      12,590,942      2,615,598


Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:
     The following exhibit is incorporated by reference as indicated in the Index of Exhibits:

     Schlumberger 2001 Stock Option Plan          10(k)

(b)  Reports on Form 8-K:

(1) Report 8-K dated February 12, 2001, filed as of February 16, 2001 to report a cash offer to be made by Lehman Brothers on behalf of Schlumberger Investments, a wholly owned subsidiary of Schlumberger, for the entire issued and to be issued share capital of Sema plc.

(2) Report 8-K dated April 6, 2001 filed as of April 20, 2001 to report that its offer for the ordinary share capital of Sema plc had been declared unconditional in all respects.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as principal financial officer.



                                                        Schlumberger Limited
                                                            (Registrant)



Date: April 25, 2001                      /s/ Jean-Marc Perraud
      --------------                      -------------------------
                                          Jean-Marc Perraud
                                          Controller, Chief Accounting Officer
                                          and Treasurer

                               INDEX TO EXHIBITS

                                                Exhibit        Page
                                                -------        ----

  Schlumberger 2001 Stock Option Plan             10(k)         --
  incorporated by reference to Exhibit C to the Proxy Statement of March 7, 2001.