Form 10-Q
period 2001-06-30
SCHLUMBERGER LTD /NY/
filed 2001-08-09
CIK 87347

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 -----------------------------------------------

                                   FORM 10-Q
                                   ---------


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          -------------------------------------------------------------


For the Quarter ended:                        Commission file No.:
June 30, 2001                                       1-4601
--------------------------                    ----------------------------



                             SCHLUMBERGER N.V.
                           (SCHLUMBERGER LIMITED)
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



    NETHERLANDS ANTILLES                              52-0684746
    --------------------                              ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


  153 EAST 53 STREET, 57th Floor
  NEW YORK, NEW YORK, U.S.A.                             10022

  42 RUE SAINT-DOMINIQUE
  PARIS, FRANCE                                          75007

  PARKSTRAAT 83
  THE HAGUE,
  THE NETHERLANDS                                       2514 JG
------------------------------------                 --------------
(Addresses of principal executive                      (Zip Codes)
          offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           YES    X                           NO
                -----                            -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at July 31, 2001
  -----------------------------              ----------------------------

COMMON STOCK, $0.01 PAR VALUE                          573,882,168

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1: Financial Statements
----------------------------

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                  (Unaudited)
                 (Stated in thousands except per share amounts)


                                                           Periods Ended June 30,
                                    -----------------------------------------------------------------------
                                            Second Quarter                        Six Months
                                    ----------------------------------  -----------------------------------
                                         2001            2000 (1)             2001            2000 (1)
                                    ----------------  ----------------  ----------------- -----------------
REVENUE:
Operating                                $3,634,599        $2,338,266         $6,544,033        $4,475,708
Interest & other income                      59,388            83,541            149,417           159,651
                                    ----------------  ----------------  ----------------- -----------------
                                          3,693,987         2,421,807          6,693,450         4,635,359
                                    ----------------  ----------------  ----------------- -----------------

EXPENSES:
Cost of goods sold & services             3,072,545         1,830,007          5,267,284         3,490,025
Research & engineering                      173,209           130,740            343,805           261,782
Marketing                                   140,948            81,196            228,365           156,016
General                                     193,885           104,501            314,480           208,275
Interest                                    108,757            65,341            184,958           128,437
                                    ----------------  ----------------  ----------------- -----------------
                                          3,689,344         2,211,785          6,338,892         4,244,535
                                    ----------------  ----------------  ----------------- -----------------
Income before taxes and
    minority interest                         4,643           210,022            354,558           390,824

Taxes on income                              91,090            51,224            199,030            93,614
                                    ----------------  ----------------  ----------------- -----------------
Income (Loss) before minority
     interest                               (86,447)          158,798            155,528           297,210

Minority interest                            (6,838)           (2,875)           (12,925)           (5,129)
                                    ----------------  ----------------  ----------------- -----------------

Net Income (Loss)                         $ (93,285)        $ 155,923          $ 142,603         $ 292,081
                                    ================  ================  ================= =================

Basic Earnings (Loss) Per Share             $ (0.16)           $ 0.27             $ 0.25            $ 0.51
                                    ================  ================  ================= =================

Diluted Earnings (Loss) Per Share           $ (0.16)           $ 0.27             $ 0.25            $ 0.51
                                    ================  ================  ================= =================

Average shares outstanding                  573,451           569,293            573,255           568,090
                                    ================  ================  ================= =================

Average shares outstanding
  assuming dilution                         573,451           579,707            580,725           578,124
                                    ================  ================  ================= =================

Depreciation and amortization
  included in expenses (2)                $ 484,515         $ 311,550          $ 903,541         $ 623,893
                                    ================  ================  ================= =================

Dividends declared per share               $ 0.1875          $ 0.1875           $ 0.3750          $ 0.3750
                                    ================  ================  ================= =================


(1)  Reclassified, in part, for comparative purposes.

(2)  Including multiclient seismic data costs.




                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)

                                                                    (Dollars in thousands)

                                                                   Jun. 30,           Dec. 31,
ASSETS                                                               2001             2000 (1)
                                                                ----------------   ---------------
CURRENT ASSETS:
Cash and short-term investments                                      $1,505,515        $3,040,150
Receivables less allowance for doubtful accounts
   (2001 - $143,348; 2000 - $106,503)                                 4,253,233         2,768,848
Inventories                                                           1,407,986         1,111,585
Deferred taxes on income                                                349,053           259,184
Other current assets                                                    476,165           313,444
                                                                ----------------   ---------------
                                                                      7,991,952         7,493,211
                                                                ----------------   ---------------

LONG-TERM INVESTMENTS, HELD TO MATURITY                                 659,000         1,547,132

INVESTMENTS IN AFFILIATED COMPANIES                                     691,103           654,516

FIXED ASSETS:
Property, plant and equipment                                        11,640,753        10,821,509
Less accumulated depreciation                                        (6,689,875)       (6,426,995)
                                                                ----------------   ---------------
                                                                      4,950,878         4,394,514
                                                                ----------------   ---------------

MULTICLIENT SEISMIC DATA                                                983,046           975,775

EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization,
  AND INTANGIBLE ASSETS                                               6,997,281         1,716,427
DEFERRED TAXES ON INCOME                                                139,405           271,059
OTHER ASSETS                                                            275,106           120,097
                                                                ----------------   ---------------

                                                                    $22,687,771       $17,172,731
                                                                ================   ===============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                             $4,535,773        $2,910,725
Estimated liability for taxes on income                                 487,139           379,916
Bank loans                                                            1,124,074           556,020
Dividend payable                                                        108,208           108,043
Long-term debt due within one year                                       97,254            36,201
                                                                ----------------   ---------------
                                                                      6,352,448         3,990,905

LONG-TERM DEBT                                                        6,616,572         3,573,047
POSTRETIREMENT BENEFITS                                                 511,655           476,380
MINORITY INTEREST                                                       622,196           605,313
OTHER LIABILITIES                                                       510,494           231,870
                                                                ----------------   ---------------
                                                                     14,613,365         8,877,515
                                                                ----------------   ---------------

STOCKHOLDERS' EQUITY:
Common stock                                                          1,974,194         1,963,905
Income retained for use in the business                               8,151,074         8,223,476
Treasury stock at cost                                               (1,737,435)       (1,752,961)
Accumulated other comprehensive income                                 (313,427)         (139,204)
                                                                ----------------   ---------------
                                                                      8,074,406         8,295,216
                                                                ----------------   ---------------

                                                                    $22,687,771       $17,172,731
                                                                ================   ===============

(1) Reclassified, in part, for comparative purposes.


                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                                               (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
Cash flows from operating activities:                                          2001            2000 (1)
                                                                          ---------------   ---------------
   Net income                                                                  $ 142,603         $ 292,081
   Adjustments to reconcile net income to cash
    provided by operating activities:
        Depreciation and amortization (2)                                        903,541           623,893
        Impairment charge for RMS businesses                                     280,000                 -
        Earnings of companies carried at equity, less
         dividends received (2001 - $-; 2000 - $-)                               (29,205)          (13,583)
   Provision for losses on accounts receivable                                     6,149            15,316
   Change in operating assets and liabilities:
        Increase  in receivables                                                (628,017)         (222,935)
        Increase in inventories                                                 (286,855)          (57,158)
        Decrease (increase) in deferred taxes                                     23,937           (23,669)
        (Increase) decrease in other current assets                              (71,281)           16,769
        Increase in accounts payable and
          accrued liabilities                                                    136,868            39,914
        Increase in estimated liability
         for taxes on income                                                      18,394            39,303
   Other - net                                                                  (283,975)         (105,934)
                                                                          ---------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        212,159           603,997
                                                                          ---------------   ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                                   (990,404)         (528,960)
     Multiclient seismic data capitalized                                       (221,219)         (119,940)
     Sales/retirements of fixed assets & other                                   (17,971)           54,060
     Decrease in investments                                                   2,510,047           136,309
     Businesses acquired, net of cash acquired                                  (353,024)         (261,446)
     Acquisition of Sema plc, net of cash acquired                            (4,778,498)                -
     Decrease (increase) in other assets                                          10,108           (41,047)
                                                                          ---------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES                                         (3,840,961)         (761,024)
                                                                          ---------------   ---------------

Cash flows from financing activities:
     Dividends paid                                                             (214,840)         (212,368)
     Proceeds from employee stock purchase plan                                   58,362            61,560
     Proceeds from exercise of stock options                                      25,815           109,693
     Proceeds from issuance of long-term debt                                  3,293,700           530,939
     Payments of principal on long-term debt                                     (25,581)         (333,943)
     Net increase in short-term debt                                             551,129            26,937
                                                                          ---------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,688,585           182,818
                                                                          ---------------   ---------------

Net increase in cash                                                              59,783            25,791

Cash, beginning of period                                                        160,718           132,589
                                                                          ---------------   ---------------

CASH, END OF PERIOD                                                            $ 220,501         $ 158,380
                                                                          ===============   ===============



(1)  Restated, in part, for comparative purposes.
(2)  Including multiclient seismic data costs.

                See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                              STOCKHOLDERS' EQUITY
                              --------------------
                                   (Unaudited)

                                                                                                             (Dollars in thousands)
                                                                                         Accumulated Other
                                                                                       Comprehensive Income
                                                                                  -------------------------------- -----------------
                                        Common Stock                Retained         Mark to       Translation       Comprehensive
                               ---------------------------------
                                  Issued         In Treasury         Income          Market         Adjustment           Income
                               --------------  ----------------- --------------- ---------------- --------------- -----------------
Equity, January 1, 2001           $1,963,905       $ (1,752,961)     $8,223,476      $         -       $ (139,204)      $        -

Net Income                                                              142,603                                            142,603

Derivatives marked to market                                                             (26,958)                          (26,958)

Translation adjustment                                                                                  (226,265)         (226,265)

RMS disposition                                                                                           79,000            79,000

Dividends declared                                                     (215,005)

Shares sold to optionees (net
    of fees)                          10,289             15,526

Employee Stock Purchase Plan

                               --------------  ----------------- --------------- ---------------- --------------- -----------------
Equity, June 30, 2001             $1,974,194       $ (1,737,435)     $8,151,074        $ (26,958)     $ (286,469)        $ (31,620)
                               ==============  ================= =============== ================ =============== =================

                 See Notes to Consolidated Financial Statements


                              SCHLUMBERGER LIMITED
                              --------------------
         (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations have been made in the accompanying interim financial statements. The Company's significant accounting policies are summarized in its 2000 Annual Report. These policies have been consistently applied during the interim period presented in this report. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the entire year.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the second quarter and the first six months of 2001:

                             (Stated in thousands except per share amounts)

                                                 Average          Earnings
                                Net              Shares            (Loss)
Second Quarter              Income (Loss)      Outstanding        per Share
--------------             ---------------    --------------     ------------

Basic                           $ (93,285)          573,451           ($0.16)
Effect of dilution:
    Options (1)                                           -                -
                           ---------------    --------------     ------------
                                $ (93,285)          573,451           ($0.16)
                           ===============    ==============     ============

Six Months
----------

Basic                           $ 142,603           573,255            $0.25
Effect of dilution:
    Options                                           7,470                -
                           ---------------    --------------     ------------
                                $ 142,603           580,725            $0.25
                           ===============    ==============     ============




(1) Due to the net loss, there is no dilutive effect in the second quarter.

CHARGES
-------

The first quarter 2001 included a $25 million ($0.04 per share - diluted) in-process research and development charge related to the acquisition of Bull CP8. This charge is classified in Research & Engineering in the Consolidated Statement of Income.

The second quarter 2001 included a $280 million ($0.48 per share - diluted) estimated impairment charge from the expected disposition of certain Resource Management Services businesses (Electricity and Water outside North America and the worldwide Gas businesses). This charge, which included the write off of goodwill ($139 million) and cumulative translation adjustment ($79 million), is classified in Cost of goods sold and services in the Consolidated Statement of Income.

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

INVESTMENT IN SEMA PLC
----------------------

On February 12, 2001, Schlumberger announced that it had reached an agreement with the board of directors of Sema plc on the terms of a recommended offer for the entire issued and to be issued share capital of Sema plc.

On March 8, 2001, Schlumberger acquired, through market purchases, approximately 20% of the issued share capital of Sema at a cost of $1 billion.

On April 6, 2001, the offer for the shares of Sema plc was declared unconditional in all respects. The aggregate consideration for the acquisition of 100% of the issued Sema shares was $5.15 billion (including expenses of the transaction) which is being financed from existing cash resources and borrowings under a $3 billion credit facility.

The acquisition was accounted for using the purchase method of accounting and the goodwill and identifiable intangibles aggregated $5.19 billion which are being amortized on a straight line basis. The final allocation of the purchase price and amortization periods had not yet been completed. For the third quarter, goodwill and identifiable intangibles will be amortized on a straight line basis over a composite life of 18 years.

The aggregate value of goodwill and identifiable intangibles comprised the following:

                                             (Dollars in billions)

Cost (including expenses)                            $ 5.15
Purchase accounting adjustments (1)                    0.34
Net tangible assets acquired                          (0.30)
                                                ------------
                                                     $ 5.19
                                                ============


(1) Purchase accounting adjustments consisted primarily of severance costs ($84 million), facility reductions ($33 million), pension plan adjustments ($136 million) and tax restructuring costs ($50 million).

For financial reporting purposes, Schlumberger included the results of operations of Sema in its consolidated accounts commencing April 1, 2001.

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

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

Investments in affiliated companies include Schlumberger's 40% investment in the MI Drilling Fluids Joint Venture (June 30, 2001 - $499 million; December 31, 2000 - $461 million). Equity in income of investments carried under the equity method (2001 - $29 million; 2000 - $14 million) are included in Interest & other income on the Consolidated Statement of Income.

NEW ACCOUNTING STANDARDS
------------------------

Commencing January 1, 2001, Schlumberger adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (See Item 2:Management's Discussion and Analysis of Financial Condition and Results of Operations).

SFAS 141 (Business Combinations) has been adopted by Schlumberger for acquisitions subsequent to June 30, 2001. SFAS 142 (Goodwill and Other Intangible Assets) will be adopted by Schlumberger commencing January 1, 2002. As required by SFAS 142, Schlumberger will undertake a review for impairment in 2002. In the second quarter 2001, Schlumberger incurred amortization of goodwill and other intangibles amounting to $85 million (net of tax). With the adoption of SFAS 142, the equivalent amount is estimated to be $12 million per quarter in 2002.

SEGMENT INFORMATION
-------------------

Following the acquisition of Sema plc on April 6, 2001, Schlumberger created a new business segment, SchlumbergerSema, which resulted from the merger of Sema plc with certain businesses from Schlumberger's former segments, Test & Transactions and Resource Management Services. Following this reorganization, Schlumberger now operates two reportable segments, Oilfield Services and SchlumbergerSema.

                                                                                                               (Stated in millions)

                           ---------------------------------------------------------------------------------------------------------
                                                                 Elims/     Total    Schlumberger             Elims/
Six Months 2001             NAM       LAM      ECA      MEA       Other      OFS         Sema        Other    Other   Consolidated
                           ---------------------------------------------------------------------------------------------------------
Revenue                     $1,865     $ 720   $1,014     $ 976     $ 215    $4,790        $ 1,221     $ 572    $ (39)      $ 6,544
                           =========================================================================================================

Segment Income               $ 282      $ 65    $ 115     $ 168     $ (24)    $ 606            $ 1      $ 14    $ (87)        $ 534

Minority Interest                -         -        -         -        11        11              3         -       (1)           13

Income Tax Expense             170        22       39        31        10       272            (16)       (4)     (53)          199
                           ---------------------------------------------------------------------------------------------------------

Segment Income before tax    $ 452      $ 87    $ 154     $ 199      $ (3)    $ 889          $ (12)     $ 10   $ (141)        $ 746
                           ===========================================================================================

Interest Income                                                                                                                  96

Interest Expense                          (3)                                                                                  (182)

Charges                                                                                                                        (305)

                                                                                                                      --------------
Pretax Income                                                                                                                 $ 355
                           -------------------------------------------------------------------------------------------==============


                           ---------------------------------------------------------------------------------------------------------
                                                                 Elims/     Total    Schlumberger             Elims/
Six Months 2000             NAM       LAM      ECA      MEA       Other      OFS         Sema        Other    Other   Consolidated
                           ---------------------------------------------------------------------------------------------------------
Revenue                     $1,066     $ 511    $ 723     $ 804     $ 158    $3,262          $ 478     $ 770    $ (34)      $ 4,476
                           =========================================================================================================

Segment Income                $ 81      $ 13     $ 41     $ 132      $ 31     $ 298           $ 15      $ 23    $ (61)        $ 275

Minority Interest                -         -        -         -         -         -              4         1        -             5

Income Tax Expense              48        10       24        21        21       124             (7)        9      (32)           94
                           ---------------------------------------------------------------------------------------------------------

Segment Income before tax    $ 129      $ 23     $ 65     $ 153      $ 52     $ 422           $ 12      $ 33    $ (93)        $ 374
                           ===========================================================================================

Interest Income                                                                                                                 144

Interest Expense                          (1)                                                                                  (127)

                                                                                                                      --------------
Pretax Income                                                                                                                 $ 391
                           -------------------------------------------------------------------------------------------==============





BUSINESS REVIEW
---------------

                                                                                          (Stated in millions)
                            Oilfield
                            Services                     SchlumbergerSema                Other (1)
                     --------------------------     --------------------------    ---------------------------
Second Quarter        2001      2000     % chg      2001      2000     % chg      2001       2000      % chg
--------------        ----      ----     -----      ----      ----     -----      ----       ----      -----
Operating Revenue    $ 2,467   $ 1,709    44%     $  901     $ 252      257%    $ 287      $ 394       (27)%
Pretax Operating
Income (2)           $   471  $    234   101%    $  (15)    $    3        -%    $   7       $ 22       (66)%

Six Months
----------
Operating Revenue   $  4,790   $ 3,262    47%    $ 1,221    $  478      156%    $ 572      $ 770       (26)%
Pretax Operating
Income (2)           $   889   $   422   111%     $ (12)    $   12        -%     $ 10      $  33       (69)%


(1) Includes those Resource Management Services businesses planned for divestiture, Semiconductor Solutions and Global Tel*Link.

(2) Pretax operating income represents income before taxes and minority interest, excluding interest expense, interest income, amortization of goodwill and identifiable intangibles ($92 million and $125 million in the second quarter of 2001 and six months 2001, respectively). All prior periods have been restated for comparative purposes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

              Second Quarter 2001 Compared to Second Quarter 2000
              ---------------------------------------------------

Net Loss for the second quarter was $93 million ($(0.16) per share - diluted) after a $280 million ($0.48 per share - diluted) estimated impairment charge from the expected disposition of certain Resource Management Services businesses. Excluding this charge, net income for the quarter was $187 million ($0.32 per share - diluted) compared to $156 million ($0.27 per share - diluted) last year.

Oilfield Services revenue, including WesternGeco, increased 44% versus the second quarter of 2000 as the worldwide M-I rig count grew 27%. Compared with the first quarter of 2001, revenue increased 6% as the worldwide M-I rig count decreased 5%.

SchlumbergerSema revenue was $901 million for the quarter, a 7% sequential increase on a proforma basis. This included revenue for the acquired businesses of Sema ($560 million) and Bull CP8 ($35 million).


OILFIELD SERVICES

Oilfield Services operating revenue in the second quarter increased 44% year-on-year with significant growth across all Areas and services driven by improved pricing levels and the introduction of new technologies.

Sequentially, revenue increased 6% led by the Europe/CIS/West Africa Area and activities within Well Completions & Productivity where there was a sharp increase in product sales including Reda electrical submersible pumps. All services grew sequentially except for WesternGeco.

The worldwide M-I rig count increased 27% year-on-year but decreased 5% sequentially due mainly to the Canada spring break-up. Pretax operating income in the second quarter grew 101% compared to the same period last year and 12% sequentially.

The consolidation program for WesternGeco proceeded according to plan. The seismic market has improved compared with last year; however, it remains soft, predominantly due to spare capacity in the marine seismic market.

North America
-------------

Revenue of $941 million increased 70% compared with the same quarter last year and 2% sequentially. The M-I rig count increased 36% year-on-year and decreased 7% sequentially. Pretax operating income of $226 million was 237% higher than the second quarter last year and remained flat sequentially. The large increase in year-on-year revenue was partly attributable to the WesternGeco Joint Venture.

Pricing improvements and an increase in non-rig related activity drove year-on-year revenue growth. Year-on-year pretax operating income was led by strong growth in Well Completions & Productivity, Well Services and Wireline activities. The Alaska and US Land GeoMarkets recorded the strongest pretax operating income growth year-on-year and sequentially, the latter being offset by the Canada spring break-up.

Latin America
-------------

Revenue of $355 million increased 36% year-on-year but decreased 3% sequentially. This is in line with the M-I rig count, which increased 26% compared with the same period last year and decreased 2% sequentially. Pretax operating income of $44 million was 190% higher compared to last year and increased 3% sequentially.

Year-on-year revenue growth was recorded across all services. In particular, the activities associated with the IPM Burgos alliance project grew 52%. In addition,

Schlumberger was awarded two deepwater completion contracts in Brazil, confirming Schlumberger expertise in this area. The decrease in sequential revenue growth, largely due to a slow down in marine seismic activity particularly in the Mexico GeoMarket, was mitigated by continued revenue growth from other services despite reduced rig activity.

Strong IPM activity contributed to the positive sequential pretax operating income growth.

Europe/CIS/West Africa
----------------------

Revenue of $550 million increased 43% compared with the same quarter last year, and 19% sequentially. The M-I rig count, excluding CIS, increased 17% year-on-year and 1% sequentially. Pretax operating income of $96 million increased 134% year-on-year and 69% sequentially.

Year-on-year and sequential revenue growth exceeded rig count growth due mainly to increased non-rig related activity particularly in the North Sea and West Africa. During the quarter, the first commercial survey utilizing the Q-Marine* seismic system was successfully completed. Q*-Technology establishes a new level of precision for seismic reservoir characterization and evaluation. The West Africa and Nigeria GeoMarkets led the strongest year-on-year revenue growth with increased testing activity, especially in West Africa where several PhaseTester* Vx* multiphase well testing technology contracts were awarded in the last six months. Vx-Technology determines a well's oil, gas and water flow rates without the need for traditional test separators thus improving efficiency and environmental performance.

Pretax operating income growth was led by WesternGeco, Well Completions & Productivity and IPM activities.

Middle East & Asia
------------------

Second quarter revenue of $509 million increased 20% year-on-year and 9% sequentially. The M-I rig count increased 6% year-on-year with a slight sequential increase. Pretax operating income of $108 million increased 21% year-on-year and 17% sequentially.

Year-on-year revenue growth was led by the Malaysia GeoMarket due to increased activity across all services. Sequential revenue growth exceeded the rig count growth due to improved pricing and increased non-rig related activity. This included the award of a 4000 well petrophysical study to Data & Consulting Services in the Middle East. Growth was also led by Well Completions & Productivity, Testing and Wireline which was particularly active in the China GeoMarket.

The GeoMarkets in this Area contributed to pretax operating income by raising basic service prices while increasing market share.


SCHLUMBERGERSEMA

The SchlumbergerSema business segment reported operating revenue for the quarter of $901 million, which included revenue from the recent acquisitions of Sema plc ($560 million) and Bull CP8 ($35 million).

The pretax operating loss for the quarter of $15 million was largely attributed to losses in the utility sector, to lower profitability in telecom-related smart cards and integration costs of about $5 million associated with the Sema acquisition. The businesses acquired with Sema were break-even.

Revenue from the utility sector was up 11% sequentially on increased activity in the utility business in North America. Service revenues from remotely readable meter installations increased during the quarter. In addition, orders in Utilities increased by 9% in particular due to a new consulting contract with Louisiana Gas & Electric.

Cards revenue of $176 million increased sequentially by 5% including the Bull CP8 acquisition. Revenue was 20% lower than the previous quarter excluding the Bull CP8 acquisition. Mobile communications cards (SIM) revenue was down 22%, reflecting excess inventories carried by Asian mobile operators and reduced demand for cellular handsets. Sequentially, orders for mobile prepaid cards were 8% higher and banking cards almost doubled, reflecting increased shipments of cards to the UK and Proton e-purse cards to the Netherlands and to Belgium.

OTHER

The segment includes the portion of the Resource Management Services businesses, Semiconductor Solutions and Global Tel*Link which are expected to be disposed of in the near future. Revenue from the Resource Management Services businesses was 20% below last year; Semiconductor Solutions revenue was 50% below a year ago. The operating loss at Semiconductor Solutions was more than offset by the profit at Resource Management Services.

In the second quarter, the Company recorded an impairment charge of $280 million ($0.48 per share - diluted) related to the expected disposition of certain of the Resource Management Services businesses (Electricity and Water outside North America and the worldwide Gas businesses). The charge included the write off of goodwill ($139 million) and cumulative translation adjustment ($79 million).

INCOME STATEMENT

Interest and other income decreased $24 million from the same period last year as a $38 million decrease in interest income (2001 - $35 million; 2000 - $73 million) reflecting a decrease of $2.6 billion in average investment balances which were used to finance the acquisition of Sema plc shares and a decrease in average returns on investments from 6.1% to 5.6%, was partially offset by a $9 million gain from the sale of investments, also related to funding the Sema plc share purchases, and a $5 million increase in equity income. Gross margin, excluding the $280 million charge, of 23% was one and a half percentage points above last year. Research and engineering expense as a percentage of revenue decreased 0.8% and marketing expense increased 0.4%. General expense as a percentage of revenue increased from 4.5% to 5.3%. Interest expense increased by $43 million as average debt balances were up $2.8 billion due primarily to the Sema acquisition and the average borrowing rates decreased from 6.6% to 6.4%. The effective tax rate, excluding the $280 million charge, increased by 8 percentage points to 32% reflecting higher pretax income in the United States and the effect of higher non-tax deductible goodwill amortization.

            First Six Months 2001 Compared to First Six Months 2000
            --------------------------------------------------------

Operating revenue for the first half of the year was $6.5 billion, a 46% increase over the same period last year. Excluding charges, net income was $448 million and diluted earnings per share were $0.77, increases of 53% and 51%, respectively, over the same period last year.

OILFIELD SERVICES

Operating revenue increased 47% due in large part to North America and Europe/CIS/West Africa. Pretax operating income increased by 111% over last year. The M-I rig count increased by 30%. Pricing improvements and the WesternGeco Joint Venture influenced the growth in revenue.

North America
-------------

Revenue increased 75% to $1.87 billion compared to the first six months of 2000, pretax operating income of $452 million increased 252%. The M-I rig count increased 30% over the same period last year. The increase in revenue reflected the higher non-rig related activities, price increase, new technologies and better utilization of existing resources. Canada's revenue was negatively affected by the early spring break-up.


Latin America
-------------

Latin America revenue of $720 million increased by 41% compared to last year. The pretax operating income increased by 272% and the M-I rig count increased by 30%. The decline in revenue from seismic activities in the GeoMarkets was offset by strong Burgos Allianza ll activity. Venezuela and Trinidad and Tobago also had to adjust Prisa contract bonus and inflation adjustment billings.

Europe/CIS/West Africa
----------------------

Revenue of $1.01 billion increased 40% over the same period last year. Pretax operating income increased 136% and the M-I rig count (excluding CIS) increased by 21%. IPM had a significant increase in revenue due mainly to the TFE Atora EPF project in Gabon.

Middle East & Asia
------------------

Revenue increased 21% to $976 million. Compared to the same period last year, pretax operating income was up 30% and the M-I rig count increased by 7%. The GeoMarkets in this Area contributed to pretax operating income by raising basic service prices while increasing market share.


SCHLUMBERGERSEMA

Revenue was $1.22 billion, 156% higher than last year and pretax operating income was a loss of $12 million. Revenue for Utilities and Transactions Systems both increased over last year.

OTHER

Revenue from the Resource Management Services businesses decreased 22% compared to last year. Semiconductor Solutions revenue declined 42%. The profit at Resource Management Services was partially offset by Semiconductor Solutions losses.


INCOME STATEMENT

Interest and other income decreased $10 million from the same period last year as a $44 million decrease in interest income (2001 - $102 million; 2000 - $146 million) reflecting a decrease in average investment balances which were used to finance the acquisition of Sema plc shares, was partially offset by a $19 million gain from the sale of investments, also related to funding the Sema plc share purchases, and a $16 million increase in equity income. Average returns on investments increased from 6.0% to 6.2%. Gross margin, excluding the $280 million charge, of 24% was nearly two percentage points above last year. Research and engineering, marketing and general expenses as a percentage of revenue were flat. Interest expense increased $57 million as average borrowing rates decreased from 6.6% to 6.5%. The increase in expenses was due mainly to the acquisition of Sema plc. The effective tax rate, excluding the charges, increased from 24% to 30% for the same period last year due to higher profitability in the United States and the effect of higher non-tax deductible goodwill amortization.


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

At June 30, 2001, Schlumberger recognized a net $27 million charge in Stockholders' Equity relating to SFAS 133. This charge was primarily due to the change in the fair market value of Schlumberger's US interest rate swaps as a result of declining interest rates. The effect on Stockholders' Equity at December 31, 2000 was not significant.

In June 2001, SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets) were issued. See "New Accounting Standards" in the "Notes to the Consolidated Financial Statements".

ACQUISITIONS
------------

In April 2001, Schlumberger acquired Sema plc for an aggregate consideration of $5.15 billion. See "Investment in Sema plc" in the "Notes to the Consolidated Financial Statements".

In March 2001, Schlumberger acquired Bull CP8, a market leader in microprocessor-based smart cards and associated systems applications for the banking, mobile communications and network security industries. The acquisition price was $313 million. Assets acquired included identifiable intangibles (primarily patents) of $136 million and goodwill of $140 million. Additionally, in-process research & development which aggregated $25 million was charged to expense in the first quarter.

LIQUIDITY
---------

In April 2001, Schlumberger borrowed $3 billion to finance the acquisition of Sema plc. See "Investment in Sema plc" in the "Notes to the Consolidated
                            Financial Statements".

FORWARD-LOOKING STATEMENTS
--------------------------

Schlumberger cautions that, except for historical information, statements in this 10-Q report, the second quarter 2001 earnings release and associated conference call, and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which Schlumberger operates and growth opportunities for Schlumberger in those industries. These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: continuing customer commitment to certain key long-term contracts; changes in E&P spending by major oil and gas companies, including renewed growth in gas drilling; economic, competitive and technological factors affecting markets, services, and prices in Schlumberger Sema businesses, including the extent and timing of a recovery in the telecommunications industry segment and utilities investment in utility management solutions; Schlumberger's ability to integrate newly acquired businesses and to realize identified synergies and cost savings from those acquisitions; timing and proceeds from anticipated divestitures; general economic and business conditions in key regions of the world; and changes in business strategy.



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


*      Mark of Schlumberger

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits:
            Exhibit 3(a) - Deed of Incorporation as amended May 4, 2001.
            Exhibit 3(b) - By-Laws as amended April 19, 2001.

(b) Reports on Form 8-K:

                     1. Report on Form 8-K filed with the Commission on April 20, 2001 to report that Schlumberger Investments, a wholly owned subsidiary of Schlumberger Limited, announced that its offer for the ordinary Share Capital of Sema plc had been declared unconditional in all respects.

                     2. Report on Form 8-K/A filed with the Commission on June 15, 2001 to file the pro forma financial information required by Form 8-K filed with the Commission on April 20, 2001.



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as chief accounting officer.

                                                        Schlumberger Limited
                                                            (Registrant)



Date: August 8, 2001                  .../s/Jean-Marc Perraud
      --------------                  -----------------------------

                                                  Jean-Marc Perraud
                                                  Controller and
                                                  Chief Accounting Officer


                                INDEX TO EXHIBITS
                                -----------------


Exhibit No:                   Description                     Appendix
-----------                   -----------                     --------

Exhibit 3(a)       Deed of Incorporation amended                  A
                   On May 4, 2001

Exhibit 3(b)       By-Laws as amended on
                   April 19, 2001                                 B