Form 10-Q
period 2001-09-30
SCHLUMBERGER LTD /NY/
filed 2001-11-01
CIK 87347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              -----------------------------------------------------

                                    FORM 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      --------------------------------------------------------------------

For the Quarter ended:                                   Commission file No.:
September 30, 2001                                           1-4601
------------------------------                           -----------------------

                                SCHLUMBERGER N.V.
                             (SCHLUMBERGER LIMITED)
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      NETHERLANDS ANTILLES                                       52-0684746
      --------------------                                       ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


     153 EAST 53 STREET, 57/th/ Floor
     NEW YORK, NEW YORK, U.S.A.                                       10022

     42 RUE SAINT-DOMINIQUE
     PARIS, FRANCE                                                    75007

     PARKSTRAAT 83
     THE HAGUE,
     THE NETHERLANDS                                                   2514 JG
------------------------------------------------           ---------------------
(Addresses of principal executive                                  Zip Codes)
      offices)



Registrant's telephone number: (212) 350-9400



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

            YES   X                               NO _____
                -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at September 30, 2001
      --------------------                  ---------------------------------

COMMON STOCK, $0.01 PAR VALUE                          575,720,064

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1: Financial Statements
----------------------------

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                   (Unaudited)
                 (Stated in thousands except per share amounts)

                                                       Periods Ended September 30,
                                   -------------------------------------------------------------------
                                            Third Quarter                       Nine Months
                                   --------------------------------   --------------------------------
                                         2001           2000/(1)/           2001            2000/(1)/
                                   ---------------   --------------   ---------------    -------------
REVENUE:
Operating                          $     3,624,404   $    2,447,272   $    10,168,437    $   6,922,980
Interest & other income                     40,762           89,683           190,179          249,334
                                   ---------------   --------------   ---------------    -------------
                                         3,665,166        2,536,955        10,358,616        7,172,314
                                   ---------------   --------------   ---------------    -------------

EXPENSES:
Cost of goods sold & services            2,711,686        1,891,290         7,978,970        5,381,315
Research & engineering                     174,366          134,278           518,171          396,060
Marketing                                  120,277           74,580           348,642          230,596
General                                    189,836          106,180           504,316          314,455
Interest                                   102,319           72,495           287,277          200,932
                                   ---------------   --------------   ---------------    -------------
                                         3,298,484        2,278,823         9,637,376        6,523,358
                                   ---------------   --------------   ---------------    -------------
Income before taxes and
    minority interest                      366,682          258,132           721,240          648,956

Taxes on income                            157,358           51,974           356,388          145,588
                                   ---------------   --------------   ---------------    -------------
Income before minority
     interest                              209,324          206,158           364,852          503,368

Minority interest                          (14,676)          (1,560)          (27,601)          (6,689)
                                   ---------------   --------------   ---------------    -------------

Net Income                         $       194,648   $      204,598   $       337,251    $     496,679
                                   ===============   ==============   ===============    =============

Basic Earnings Per Share           $          0.34   $         0.36   $          0.59    $        0.87
                                   ===============   ==============   ===============    =============

Diluted Earnings Per Share         $          0.34   $         0.35   $          0.59    $        0.86
                                   ===============   ==============   ===============    =============

Average shares outstanding                 575,019          571,351           573,843          569,177
                                   ===============   ==============   ===============    =============

Average shares outstanding
  assuming dilution                        579,472          581,737           580,307          579,328
                                   ===============   ==============   ===============    =============

Depreciation and amortization
  included in expenses/(2)/        $       464,468   $      295,260   $     1,368,308    $     919,153
                                   ===============   ==============   ===============    =============

Dividends declared per share       $        0.1875   $       0.1875   $        0.5625    $      0.5625
                                   ===============   ==============   ===============    =============

(1) Reclassified, in part, for comparative purposes.

(2) Including multiclient seismic data costs.

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)

                                                       (Dollars in thousands)
                                                     Sept. 30,        Dec. 31,
                                                       2001          2000/(1)/
                                                   ------------    -------------

ASSETS
------

CURRENT ASSETS:
Cash and short-term investments                    $  1,483,742    $  3,040,150
Receivables less allowance for doubtful accounts
 (2001 - $148,479; 2000 - $106,503)                   4,493,966       2,768,848
Inventories                                           1,393,308       1,111,585
Deferred taxes on income                                379,957         259,184
Other current assets                                    595,919         313,444
                                                   ------------    ------------
                                                      8,346,892       7,493,211
                                                   ------------    ------------

LONG-TERM INVESTMENTS, HELD TO MATURITY                 617,000       1,547,132

INVESTMENTS IN AFFILIATED COMPANIES                     746,160         654,516

FIXED ASSETS:
Property, plant and equipment                        11,506,074      10,821,509
Less accumulated depreciation                        (6,665,858)     (6,426,995)
                                                   ------------    ------------
                                                      4,840,216       4,394,514
                                                   ------------    ------------

MULTICLIENT SEISMIC DATA                              1,012,098         975,775

EXCESS OF INVESTMENT OVER NET ASSETS OF
  COMPANIES PURCHASED less amortization,
  AND INTANGIBLE ASSETS                               7,121,414       1,716,427
DEFERRED TAXES ON INCOME                                124,196         271,059
OTHER ASSETS                                            256,060         120,097
                                                   ------------    ------------
                                                   $ 23,064,036    $ 17,172,731
                                                   ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities           $  4,610,622    $  2,910,725
Estimated liability for taxes on income                 574,396         379,916
Bank loans                                            1,196,270         556,020
Dividend payable                                        110,152         108,043
Long-term debt due within one year                       31,825          36,201
                                                   ------------    ------------
                                                      6,523,265       3,990,905

LONG-TERM DEBT                                        6,577,515       3,573,047
POSTRETIREMENT BENEFITS                                 496,157         476,380
MINORITY INTEREST                                       634,500         605,313
OTHER LIABILITIES                                       564,021         231,870
                                                   ------------    ------------
                                                     14,795,458       8,877,515
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock                                          2,025,356       1,963,905
Income retained for use in the business               8,237,779       8,223,476
Treasury stock at cost                               (1,698,037)     (1,752,961)
Accumulated other comprehensive income                 (296,520)       (139,204)
                                                   ------------    ------------
                                                      8,268,578       8,295,216
                                                   ------------    ------------

                                                   $ 23,064,036    $ 17,172,731
                                                   ============    ============


(1) Reclassified, in part, for comparative purposes.


                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                                  (Dollars in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
     Cash flows from operating activities:                         2001       2000/(1)/
                                                               -----------   ----------
      Net income                                                $  337,251   $  496,679
      Adjustments to reconcile net income to cash
       provided by operating activities:
          Depreciation and amortization/(2)/                     1,368,308      919,153
          Impairment charges and gain on sale
            of businesses                                          277,350            -
          Earnings of companies carried at equity, less
            dividends received (2001 - $-; 2000 - $-)              (42,468)     (24,325)
      Provision for losses on accounts receivable                   27,601       16,369
      Change in operating assets and liabilities:
          Increase in receivables                                 (893,739)    (159,882)
          Increase in inventories                                 (305,761)    (108,550)
          Increase in deferred taxes                                (6,967)     (12,662)
          Increase in other current assets                         (56,580)     (35,999)
          Increase in accounts payable and
            accrued liabilities                                    187,419      102,101
          Increase (decrease) in estimated liability
            for taxes on income                                     45,479      (41,196)
      Other - net                                                 (145,698)     (70,583)
                                                               -----------   ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                     792,195    1,081,105
                                                               -----------   ----------

     Cash flows from investing activities:
         Purchase of fixed assets                               (1,498,617)    (880,001)
         Multiclient seismic data capitalized                     (315,576)    (162,280)
         Sales/retirements of fixed assets & other                   9,402       90,804
         Decrease in investments                                 2,583,207       76,720
         Businesses acquired, net of cash acquired                (386,340)    (261,446)
         Acquisition of Sema plc, net of cash acquired          (4,778,498)           -
         Sale of Production Operators Corporation                  273,600            -
         Decrease (increase) in other assets                        68,576      (72,117)
                                                               -----------   ----------
     NET CASH USED IN INVESTING ACTIVITIES                      (4,044,246)  (1,208,320)
                                                               -----------   ----------

     Cash flows from financing activities:
         Dividends paid                                           (322,384)    (319,157)
         Proceeds from employee stock purchase plan                 78,965       69,089
         Proceeds from exercise of stock options                    37,410      150,509
         Proceeds from issuance of long-term debt                3,039,046      600,173
         Payments of principal on long-term debt                   (83,238)    (520,998)
         Net increase in short-term debt                           568,423      160,376
                                                               -----------   ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,318,222      139,992
                                                               -----------   ----------

     Net increase in cash                                           66,171       12,777

     Cash, beginning of period                                     160,718      132,589
                                                               -----------   ----------

     CASH, END OF PERIOD                                       $   226,889   $  145,366
                                                               ===========   ==========

(1) Restated, in part, for comparative purposes.
(2) Including multiclient seismic data costs.

                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                              STOCKHOLDERS' EQUITY
                              --------------------
                                   (Unaudited)

                                                                                             Accumulated Other
                                                                                            Comprehensive Income
                                                                                        --------------------------- ----------------
                                                 Common Stock            Retained         Mark to      Translation    Comprehensive
                                         ---------------------------
                                            Issued        In Treasury     Income          Market        Adjustment        Income
                                         -------- ------------------ ---------------    --------------------------- ----------------
Equity, January 1, 2001                  $ 1,963,905     $(1,752,961)    $ 8,223,476    $         -     $  (139,204)    $         -

Net Income                                                                   337,251                                        337,251

Derivatives marked to market                                                                (63,040)                        (63,040)

Translation adjustment                                                                                     (173,276)       (173,276)

RMS disposition                                                                                              79,000          79,000

Dividends declared                                                          (322,948)

Employee Stock Purchase
    Plan                                      46,397          32,568

Shares sold to optionees (net
    of fees)                                  14,898          22,267

Shares granted to Directors                      156              89

                                         -----------     -----------     -----------    -----------     -----------     -----------
Equity, September 30, 2001               $ 2,025,356     $(1,698,037)    $ 8,237,779    $   (63,040)    $  (233,480)    $   179,935
                                         ===========     ===========     ===========    ===========     ===========     ===========


                 See Notes to Consolidated Financial Statements

                              SCHLUMBERGER LIMITED
                              --------------------
          (Schlumberger N.V., Incorporated in the Netherlands Antilles)
                            and Subsidiary Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited ("Schlumberger") and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in Schlumberger's Annual Report on Form 10-K/A for the fiscal year ended in December 31, 2000.

EARNINGS PER SHARE
------------------

The following is a reconciliation from basic earnings per share to diluted earnings per share for the third quarter and the first nine months of 2001:

                 (Stated in thousands except per share amounts)

                                       Average
                           Net         Shares       Earnings
Third Quarter             Income     Outstanding    per Share
-------------          ------------  ------------  -----------

Basic                   $  194,648       575,019        $0.34
Effect of dilution:
   Options                                 4,453            -
                       ------------  ------------  -----------
                        $  194,648       579,472        $0.34
                       ============  ============  ===========

Nine Months
-----------

Basic                   $  337,251       573,843        $0.59
Effect of dilution:
   Options                                 6,464            -
                       ------------  ------------  -----------
                        $  337,251       580,307        $0.59
                       ============  ============  ===========

CHARGES/CREDITS
---------------

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

The third quarter 2001 included a pretax credit of $42.2 million representing the gain on the sale of Production Operators Corporation ($107 million) partially offset by an impairment charge relating to the expected disposition of certain other activities. This pretax credit is classified in Cost of goods sold and services and the related net tax charge of $39.5 million is classified in Taxes on income in the Consolidated Statement of Income. The after tax net offset of these items was a gain of $3 million ($0.01 per share - diluted).

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

On April 6, 2001, the offer for the shares of Sema plc was declared unconditional in all respects. The aggregate consideration for the acquisition of 100% of the issued Sema shares was $5.15 billion (including expenses of the transaction) which was financed from existing cash resources and borrowings under a $3 billion credit facility.

On October 3, 2001, Schlumberger issued $1.9 billion European bonds (Euro 1.4 billion and (pound)425 million). The average rate of these bonds is 5.9% with maturity from 2008 through 2032. The proceeds from the issue were used to repay short-term bank loans originally taken out to finance the acquisition of Sema plc.

The acquisition was accounted for using the purchase method of accounting and the goodwill and identifiable intangibles aggregated $5.19 billion which are being amortized on a straight line basis. Goodwill and identifiable intangibles are currently amortized on a straight line basis over a composite life of 18 years.

The aggregate value of goodwill and identifiable intangibles comprised the following:

                                      (Dollars in billions)

Cost (including expenses)                  $    5.15
Purchase accounting adjustments/(1)/            0.34
Net tangible assets acquired                   (0.30)
                                          -----------
                                           $    5.19

                                          ===========

  (1) Purchase accounting adjustments consisted primarily of severance costs ($84 million), facility reductions ($33 million), pension plan adjustments ($136 million) and tax restructuring costs ($50 million).

For financial reporting purposes, Schlumberger included the results of operations of Sema in its consolidated accounts commencing April 1, 2001. If Sema had been included in the consolidated financial statements of Schlumberger from January 1, consolidated revenue for the nine months ended September 30, 2001 would have increased by $538 million to $10.7 billion and consolidated net income would have decreased by approximately $140 million related primarily to increased interest expense and amortization of intangibles, and lower interest income to $197 million.

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

OTHER BUSINESS ACQUISITIONS
---------------------------

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

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

Investments in affiliated companies include Schlumberger's 40% investment in the MI Drilling Fluids Joint Venture (September 30, 2001 - $513 million; December 31, 2000 - $461 million). Equity in income of investments carried under the equity method (2001 - $42 million; 2000 - $24 million) are included in Interest & other income on the Consolidated Statement of Income.

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

At September 30, 2001, Schlumberger recognized a net $63 million charge in Stockholders' Equity relating to SFAS 133. This charge was primarily due to the change in the fair market value of Schlumberger's US interest rate swaps as a result of declining interest rates. The effect on Stockholders' Equity at December 31, 2000 was not significant.

In June 2001, SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets) were issued. SFAS 141 has been adopted by Schlumberger for acquisitions subsequent to June 30, 2001. SFAS 142 will be adopted by Schlumberger commencing January 1, 2002. As required by SFAS 142, Schlumberger will undertake a review for impairment in 2002.

Amortization of goodwill and other intangibles included in Schlumberger's results are as follows:

                              ($ million - pretax)
            Third Quarter           Nine Months
         --------------------   ---------------------

           2001       2000         2001      2000
         ---------  ---------   --------- ---------
         $     111  $      25   $     236 $      71

The total amount for the year 2001 is expected to be $350 million (pretax) and with the adoption of SFAS 142, the equivalent amount is estimated to be $60 million in 2002.

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 will be adopted by Schlumberger commencing January 1, 2003. Schlumberger does not believe that the implementation of this standard will have any material effect on it's Financial Position and Results of Operations.

In August 2001, SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was issued. SFAS 144 will be adopted by Schlumberger commencing January 1, 2002. Schlumberger does not believe that the implementation of this standard will have any material effect on it's Financial Position and Results of Operations.

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

                                                                                                                (Stated in millions)

                              ------------------------------------------------------------------------------------------------------
                                                                     Elims/    Total    Schlumberger             Elims/
Nine Months 2001                NAM      LAM       ECA       MEA     Other      OFS         Sema      Other(1)   Other  Consolidated
                              ------------------------------------------------------------------------------------------------------
Revenue                       $2,807   $ 1,078   $1,565    $1,523    $ 309    $7,282     $ 2,091       $  845    $ (50)   $ 10,168
                              ======================================================================================================
Segment Income                $  438   $   102   $  190    $  279    $ (55)   $  954     $    11       $   28     (195)   $    798

Minority Interest                  -         -        -         -       24        24           5            1       (2)         28

Income Tax Expense               265        31       59        50        8       413          (9)          (4)     (83)        317
                              ------------------------------------------------------------------------------------------------------
Segment Income before tax     $  703   $   133   $  249    $  329    $ (23)   $1,391     $     7           25    $(280)   $  1,143
                              ============================================================================================
Interest Income                                                                                                                124

Interest Expense                            (4)                                                                               (283)

Charges                                                                                                                       (263)
                                                                                                                          ----------
Pretax Income                                                                                                             $    721
                              --------------------------------------------------------------------------------------------==========

                              ------------------------------------------------------------------------------------------------------
                                                                     Elims/    Total    Schlumberger             Elims/
Nine Months 2000                NAM      LAM       ECA       MEA     Other      OFS         Sema      Other(1)   Other  Consolidated
                              ------------------------------------------------------------------------------------------------------
Revenue                       $1,691   $   810   $1,145    $1,210    $ 238    $5,094     $   748       $1,128    $ (47)   $  6,923
                              ======================================================================================================
Segment Income                $  147   $    41   $   91    $  203    $  31    $  513     $    20       $   34    $ (94)   $    473

Minority Interest                  -         -        -         -        -         -           5            1        -           6

Income Tax Expense                89        15       38        29       27       198         (15)          10      (47)        146
                              ------------------------------------------------------------------------------------------------------
Segment Income before tax     $  236   $    56   $  129    $  232    $  58    $  711     $    10       $   45    $(141)   $    625
                              ============================================================================================
Interest Income                                                                                                                223

Interest Expense                            (2)                                                                               (199)
                                                                                                                          ----------
Pretax Income                                                                                                             $    649
                              --------------------------------------------------------------------------------------------==========

(1) Includes those Resource Management Services activities planned for divestiture and Semiconductor Solutions.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------


BUSINESS REVIEW
---------------

                                                                           (Stated in  millions)
                           Oilfield
                           Services                SchlumbergerSema               Other/(1)/
                   ------------------------     -----------------------   ------------------------
Third Quarter        2001     2000    % chg     2001     2000     % chg   2001      2000     % chg
-------------        ----     ----    -----     ----     ----     -----   ----      ----     -----
Operating Revenue  $2,492    $1,833    36%     $  870   $ 270      222%  $  273    $  358    (24)%
Pretax Operating
Income/(2)/        $  502    $  288    74%     $   19   $  (2)       -%  $   15    $   12     28%

Nine Months
-----------
Operating Revenue  $7,282    $5,094    43%     $2,091   $ 748      180%  $  845    $1,128    (25)%
Pretax Operating
Income/(2)/        $1,391    $  711    96%     $    7   $  10      (30)% $   25    $   45    (44)%


(1) Includes those Resource Management Services activities planned for divestiture and Semiconductor Solutions.
(2) Pretax operating income represents income before taxes and minority interest, excluding interest expense, interest income, amortization of goodwill and identifiable intangibles ($111 million and $236 million in the third quarter 2001 and nine months 2001, respectively). All prior periods have been restated for comparative purposes.

                Third Quarter 2001 Compared to Third Quarter 2000
                -------------------------------------------------

The third quarter operating revenue was $3.62 billion compared to $2.45 billion in the same period last year. Net Income for the same period was $195 million compared to $205 million last year. Diluted earnings per share, excluding acquisition-related costs and the divestiture related net gain, were $0.51 compared with $0.39 for the same period last year and $0.47 per share for the second quarter this year.

Oilfield Services revenue increased 36% including WesternGeco versus the third quarter of 2000. The worldwide M-I rig count grew 14% over the same period. Revenue growth of 1% compared to the second quarter of 2001 reflected the lower quarterly average rig count growth of 2%.

SchlumbergerSema revenue of $870 million for the quarter decreased 3% sequentially mostly as a result of a 17% decrease in Cards revenue following lower demand in Europe. However pretax operating income improved to $19 million.

During the quarter, Schlumberger sold the Production Operators Corporation natural gas compression business and related assets. The previously announced divestiture of the Resource Management Services (RMS) businesses is expected to be completed in the fourth quarter. Net cash proceeds from these divestitures will be used to pay down debt.

OILFIELD SERVICES

Oilfield Services operating revenue of $2.5 billion in the third quarter increased 36% year-on-year and 1% sequentially. The worldwide M-I rig count increased 14% year-on-year and 2% sequentially.

The year-on-year increase was led by the North America and Middle East & Asia Areas together with increased non-rig related activity, which was partly attributable to the WesternGeco Joint Venture. Sequential revenue growth was slightly lower than the rig count growth due to a slowdown in activity in North America as a result of slower economic growth and declining gas prices, and uncertainty following recent events.

Pretax operating income of $502 million increased 7% sequentially due to improved pricing levels.

North America
-------------

Revenue of $942 million increased 51% compared with the same quarter last year but was flat sequentially. The M-I rig count increased 20% year-on-year and 3% sequentially. Pretax operating income of $251 million was 134% higher than the third quarter last year and 11% higher than last quarter.

Year-on-year revenue growth was led by the US Land GeoMarket due to increased demand for Well Services and Wireline technologies. Year-on-year pretax operating income growth reflected pricing increases for new technology as well as the higher rig count. Despite flat revenue, there was an increase in sequential pretax operating income resulting from strong seasonal growth in the Canada GeoMarket and increased margins from seismic activity that partially offset the weather-induced reduction in activity in the Gulf Coast GeoMarket.

Latin America
-------------

Revenue of $358 million increased 20% year-on-year and 1% sequentially. The M-I rig count increased 4% compared with the same quarter in 2000 but decreased 2% sequentially. Pretax operating income of $46 million increased 42% compared to last year and 4% sequentially.

Year-on-year revenue growth was broad-based led by the Latin America South and Peru, Colombia and Ecuador (PCE) GeoMarkets. The modest sequential revenue increase was led by strong Reda sales and Drilling & Measurements activities in the PCE GeoMarket offset by lower than expected activity across all other Latin American GeoMarkets.

Europe/CIS/West Africa
----------------------

Revenue of $551 million increased 30% year-on-year but was flat sequentially. The M-I rig count, excluding CIS, increased 12% year-on-year and 1% sequentially. Pretax operating income of $96 million increased 49% year-on-year and was flat sequentially.

Strong growth was recorded in the Caspian GeoMarket from increased activities related to the Chirag Extended Reach Project in Baku and the start-up of the well construction services contract for the TengizChevroil Consortium in Kazakhstan. In addition, substantial growth in the UK GeoMarket resulted from an increase in the number of 4C proprietary seismic surveys acquired for North Sea operators.

Higher demand for Drilling & Measurements services across the Area contributed to the year-on-year increase in pretax operating income.

Middle East & Asia
------------------

Revenue of $547 million increased 35% year-on-year and 8% sequentially outpacing the M-I rig count, which increased 4% compared with last year and only 1% sequentially. Pretax operating income of $130 million increased 65% compared to the third quarter last year and 20% sequentially.

The year-on-year increase was broad-based across the Area. Sequential revenue increases were recorded by all service segments led by WesternGeco in the Saudi Arabia, Australia and Indonesia GeoMarkets, with the exception of Well Services due to reduced fracturing activity in Saudi Arabia. Year-on-year and sequential pretax operating income growth were due partly to improved pricing through the introduction of new technologies such as the CHFR* Cased Hole Formation Resistivity reservoir characterization technique that allows formation measurements to be made in wells that have already been cased. In addition, the PowerSTIM* well production optimization solution continued to expand in the Area, where it was deployed in the Indonesia GeoMarket for the first time.

SCHLUMBERGERSEMA

The merger of Sema into Schlumberger made significant progress during the quarter. Market resilience, particularly in the UK and in utilities, and continued rapid exploitation of cost synergies, have provided the basis for improved performance. The contracts awarded to SchlumbergerSema during the quarter strongly support the rationale for integration and deployment of IT services for customers with the six-year Conoco contract demonstrating Schlumberger's ability to address enterprise-level commitments in connectivity, security, systems integration and IT consulting.

SchlumbergerSema reported operating revenue for the quarter of $870 million. Pretax operating income of $19 million increased as a result of improved profitability in the utility and global services markets and the cost saving synergy programs implemented last quarter.

Revenue from the utility market segment was flat sequentially with strong growth in North America for Real Time Energy Management (RTEM) services and further deployment of the wireless fixed network supporting those services. The utilities-related systems integration business was weak in the quarter. Orders increased 69% due to strong demand for remotely-readable meter installations, which included the signing of a 15-year agreement to provide information technology services to Milwaukee-based Wisconsin Electric-Wisconsin Gas.

Global Services revenue grew by 3% sequentially. Multi-year contracts were won in the medical services, recovery services and outsourcing businesses.

Cards revenue of $147 million was down 17% compared to the prior quarter and down 4% year-on-year. Revenue from mobile communications cards (SIM) was down 23% sequentially, reflecting reduced demand in Europe, and in Asia where uncertainty continues in the telecom market. Orders for SIM cards showed strong improvement in the later part of the quarter, up 47% sequentially, indicating that an inflection point may have been reached. The lower revenues in SIM cards were partially offset by improved shipments of IT and financial cards. In the quarter, the first deliveries were made to the Department of Defense Common Access Card program.

Demand for parking, mass transit and point-of-sales banking products resulted in eTransaction terminals' revenue growth of 31% year-on-year and 9% sequentially. The city of New York purchased an additional 220 multi-space parking terminals for on-street parking. SchlumbergerSema parking terminals will replace more than 7,000 conventional single-space terminals as New York City moves forward with its innovative commercial parking program.

Revenue from the telecom sector increased 3% sequentially while orders were flat. This was largely due to increased sales in customer care and billing systems in Europe and Latin America, which is the direct result of an expanded customer base and subsequent realization of the synergies within SchlumbergerSema.

OTHER

The segment includes the portion of the Resource Management Services businesses, Semiconductor Solutions and Global Tel*Link which are expected to be disposed of in the near future. Revenue from the Resource Management Services businesses was 14% below last year; Semiconductor Solutions revenue was 56% below a year ago. The operating loss at Semiconductor Solutions was more than offset by the profit at Resource Management Services.

INCOME STATEMENT

Interest and other income decreased $49 million from the same period last year as a $51 million decrease in interest income (2001 - $28 million; 2000 - $79 million) reflecting a decrease of $2.9 billion in average investment balances and a decrease in average returns on investments from 6.6% to 5.9%, was partially offset by a $2 million increase in equity income. Gross margin, excluding the $42 million divestiture related credit, of 24% was 1.6 percentage points above last year. Research and engineering expense as a percentage of revenue decreased 0.7% and marketing expense increased 0.3% from last year. General expense as a percentage of revenue increased from 4.3% to 5.2%. Interest expense increased by $30 million as average debt balances were up $3.8 billion due primarily to the Sema acquisition and the average borrowing rates decreased from 7.1% to 5.2%. The effective tax rate, excluding the $3 million credit, increased by 16 percentage points to 36% primarily due to higher pretax income in North America and the effect of higher non-tax deductible goodwill amortization.

           First Nine Months 2001 Compared to First Nine Months 2000
           ---------------------------------------------------------

Operating revenue for the first nine months was $10.17 billion, a 47% increase over the same period last year, and net income was $337 million ($0.59 per share
- diluted). Excluding charges/credits (See "Charges/Credits" in Notes to Consolidated Financial Statements), net income was $640 million and diluted earnings per share were $1.10, increases of 29% and 28%, respectively, over the same period last year.

OILFIELD SERVICES

Operating revenue of $7.3 billion increased 43% due in large part to North America and Europe/CIS/West Africa. Pretax operating income increased by 96% over last year. The M-I rig count increased by 23%. Revenue outpaced rig count due to higher pricing, market share gains, and increase in WesternGeco revenue.

North America
-------------
Revenue increased 66% to $2.81 billion compared to the first nine months of 2000, pretax operating income of $703 million increased 198%. The M-I rig count increased 30% over the same period last year. The increase in revenue reflected the higher non-rig related activities, price increase, new technologies and better utilization of existing resources. This was reduced somewhat by the slowing down in economic growth in the US.

Latin America
-------------
Latin America revenue of $1.08 billion increased by 33% compared to last year. The pretax operating income increased by 139% and the M-I rig count increased by 21%. Compared to the same period last year, revenue growth was broad-based driven by marked increases in activity from higher rig counts. There were increases in market share and improvement in rig rates across all GeoMarkets led by VTT (up 26%), Peru, Colombia & Ecuador (PCE up 51%) and Latin America South (up 45%). In the Area, Seismic increased 36%, Wireline (up 37%), Drilling & Measurements (up 44%), WCP (up 43%) and Well Services (up 29%).

Europe/CIS/West Africa
----------------------
Revenue of $1.56 billion increased 37% over the same period last year. Pretax operating income increased 93% and the M-I rig count (excluding CIS) increased by 18%. Year over year, revenue growth was driven both by increased activity as result of rig count growth and by tremendous growth in non-rig related activity, Seismic (up 137%) from the WesternGeco joint venture. Growth was led by West and South Africa (up 80%) which includes the EPF project in Gabon. Strong growth was also recorded in the UK (up 30%) & Russia (up 57%) GeoMarkets.

Middle East & Asia
------------------
Revenue increased 26% to $1.52 billion. Compared to the same period last year, pretax operating income was up 42% and the M-I rig count increased by 6%. Compared to last year, revenue increase was broad-based across the Area with the majority of the GeoMarkets registering double-digit growths led by the Gulf (54% increase), Eastern Mediterranean (up 30%), Saudi/Kuwait/Bahrain (up 27%). The growth is due to increased activity (from higher rig counts) and from increase in non-rig related activity (e.g. Seismic which is up 79% in the Area). The successful implementation of new technologies also made some inroads in terms of market share increases. Drilling & Measurements, WCP and SIS were up 47%, 26% and 36%, respectively.

SCHLUMBERGERSEMA

Revenue was $2.09 billion and pretax operating income was $7 million. Revenue for Utilities and Transactions Systems increased by 101% and 46%, respectively, over last year.

OTHER

Revenue from the Resource Management Services businesses decreased 20% compared to last year. Semiconductor Solutions revenue declined 47%. The profit at Resource Management Services was partially offset by Semiconductor Solutions losses.

INCOME STATEMENT

Interest and other income decreased $59 million from the same period last year as a $96 million decrease in interest income (2001 - $129 million; 2000 - $225 million) reflecting a decrease in average investment balances which were used to finance the acquisition of Sema plc shares, was partially offset by a $19 million gain from the sale of investments, also related to funding the Sema plc share purchases, and a $18 million increase in equity income. Average returns on investments decreased from 5.6% to 5.5%. Gross margin, excluding the net charges of $238 million, of 24% was one percentage point above last year. Research and engineering, excluding the Bull CP8 charge of $25 million, as a percentage of revenue decreased 0.8% over last year. Marketing and general expenses as a percentage of revenue increased by 0.5% and remained flat, respectively, over last year. Interest expense increased by $86 million as average borrowing rates decreased from 6.1% to 5.4%. The increase in expenses was due mainly to the acquisition of Sema plc. The effective tax rate, excluding the charges and credit, increased from 22% to 32% for the same period last year due primarily to higher profitability in North America and the effect of higher non-tax deductible goodwill amortization.

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

At September 30, 2001, Schlumberger recognized a net $63 million charge in Stockholders' Equity relating to SFAS 133. This charge was primarily due to the change in the fair market value of

Schlumberger's US interest rate swaps as a result of declining interest rates. The effect on Stockholders' Equity at December 31, 2000 was not significant.

In June 2001, SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets) were issued. SFAS 141 has been adopted by Schlumberger for acquisitions subsequent to June 30, 2001. SFAS 142 will be adopted by Schlumberger commencing January 1, 2002. As required by SFAS 142, Schlumberger will undertake a review for impairment in 2002.

Amortization of goodwill and other intangibles included in Schlumberger's results are as follows:

                                 ($ million - pretax)

            Third Quarter           Nine Months
         --------------------   ------------------

           2001       2000        2001       2000
         ---------  ---------   ---------- -------
           $111       $ 25         $236     $  71



The total amount for the year 2001 is expected to be $350 million (pretax) and with the adoption of SFAS 142, the equivalent amount is estimated to be $60 million in 2002.

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 will be adopted by Schlumberger commencing January 1, 2003. Schlumberger does not believe that the implementation of this standard will have any material effect on it's Financial Position and Results of Operations.

In August 2001, SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was issued. SFAS 144 will be adopted by Schlumberger commencing January 1, 2002. Schlumberger does not believe that the implementation of this standard will have any material effect on it's Financial Position and Results of Operations.

ACQUISITIONS
------------

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



LIQUIDITY
---------

In April 2001, Schlumberger borrowed $3 billion to finance the acquisition of Sema plc ($2.5 billion in Europe). See "Investment in Sema plc" in the "Notes to the Consolidated Financial Statements".

On October 3, 2001, Schlumberger issued $1.9 billion European bonds (Euro 1.4 billion and (pound)425 million). The average rate of these bonds is 5.9% with maturity from 2008 through 2032. The proceeds from the issue were used to repay short-term bank loans originally taken out to finance the acquisition of Sema plc.

FORWARD-LOOKING STATEMENTS
--------------------------

Schlumberger cautions that, except for historical information, statements in this 10-Q report, the third quarter 2001 earnings release and associated conference call, and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which Schlumberger operates and growth opportunities for Schlumberger in those industries.

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

*      Mark of Schlumberger

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6:  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits: As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Registrant and it subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

Reports on Form 8-K:   None

                                    SIGNATURE
                                    ---------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as chief accounting officer.

                                            Schlumberger Limited
                                                (Registrant)

Date: November 1, 2001                        .../s/Jean-Marc Perraud
      ----------------                        -----------------------

                                              Jean-Marc Perraud
                                                Controller and
                                                Chief Accounting Officer