Form 10-K405
period 2001-12-31
SCHLUMBERGER LTD /NY/
filed 2002-02-28
CIK 87347

                                                                            2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                                   (Mark One)

          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                         SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended December 31, 2001
                                           -----------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ___________to __________
                          Commission File Number 1-4601

                    Schlumberger N.V. (Schlumberger Limited)
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


Netherlands Antilles                                52-0684746
--------------------                                ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                 Identification No.)

153 East 53 Street, 57th Floor
New York, New York, U.S.A.                          10022-4624

42, rue Saint-Dominique
Paris, France                                         75007

Parkstraat 83,
The Hague,
The Netherlands                                      2514 JG
------------------------------------------      -----------------
(Addresses of principal executive offices)         (Zip Codes)


  Registrant's telephone number in the United States, including area code, is:
                                 (212) 350-9400

                            (Cover page 1 of 2 pages)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------

Common Stock, Par Value $0.01         New York Stock Exchange
                                      Euronext Paris
                                      Euronext Amsterdam
                                      The London Stock Exchange
                                      SWX Swiss Exchange


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

                                       [X]

As of February 21, 2002, the aggregate market value of the voting stock held by non-affiliates, calculated on the basis of the closing price on the NYSE Composite Tape, was $30,563,780,774.

As of February 21, 2002, Number of Shares of Common Stock Outstanding:
576,234,851.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated:

                    Definitive Proxy Statement for the Annual
                   General Meeting of Stockholders to be held
                  April 10, 2002 ("Proxy Statement"), Part III.

                            (Cover page 2 of 2 pages)

PART I
------

Item 1        Business
------        --------

All references herein to "Registrant" and "Company" refer to Schlumberger Limited and its consolidated subsidiaries. Registrant operates two businesses:
(1) Oilfield Services and (2) SchlumbergerSema. The following discussion and analysis of results should be read in conjunction with the Consolidated Financial Statements.

Oilfield Services is the leading provider of exploration and production (E&P) services, solutions and technology to the international petroleum industry. Schlumberger Oilfield Services manages its business through 28 GeoMarket* regions grouped into three geographic areas: North and South America, Europe/CIS/Africa, and the Middle East and Asia. The GeoMarket units bring together geographically focused teams to meet local needs and provide customized solutions.

To manage new technology development, a variety of service segments capitalize on technical synergies and introduce innovative solutions within the GeoMarket regions. Supporting the service segments are 13 technology centers and two research centers. The service segments reflect key areas of Schlumberger expertise and are organized into two product groups: Reservoir Evaluation and Development and Schlumberger Information Solutions.

The Reservoir Evaluation and Development group combines wireline, seismic and all services relevant to well construction, completions and productivity. These services include directional and MWD/LWD drilling, drilling bits, pressure pumping, artificial lift, testing, completions and Integrated Project Management
(IPM).

Schlumberger Information Solutions (SIS) draws on the expertise and services of Data & Consulting Services, GeoQuest and Schlumberger Network Solutions (SNS) to provide information management capabilities, advanced software systems, IT infrastructure and a complete range of expert services to customers. These include secure IT infrastructure solutions, software applications, information management and expert products and services. In addition, SNS provides global connectivity and integrated information security solutions to a variety of other industries.

Registrant's oilfield services are marketed by its own personnel. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers; labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Registrant believes that it is an industry leader in providing seismic services, measurements-while-drilling and logging-while-drilling services, and fully computerized wireline logging and geoscience software and computing services. Land and marine seismic operations and technologies are managed and developed by WesternGeco, a Joint Venture between Schlumberger and Baker Hughes.

SchlumbergerSema is a leading information technology services company providing a unique combination of domain expertise and global capabilities delivered on a local basis. The company's proven capabilities include consulting, systems integration, managed services and products serving the telecommunications, energy & utilities, finance, transport and public sector markets. The business segment also works closely with Schlumberger Network Solutions and Schlumberger Information Solutions to provide information technology (IT) solutions to the oil and gas industry.

SchlumbergerSema delivers a wide range of mission-critical solutions based on three core practices: Consulting, Systems Integration and Managed Services. The Consulting practice includes strategic consulting, business process design, change management, technical consulting and program management. Systems Integration offers design and build of critical business systems integrating legacy systems with leading-edge technology from initial specifications to final deployment. Managed Services provides complete management of the customers' business processes and infrastructure, including operation of help desks and data centers through to outsourced network infrastructure management and business continuity support.

In addition, SchlumbergerSema offers a broad portfolio of products, services and technology solutions including: enterprise software systems, such as billing, customer relationship management and trading systems; smart cards; Web payphones and point-of-sale, parking and mass transit terminals.

SchlumbergerSema was formed in April 2001, when wholly-owned subsidiaries of Schlumberger Limited acquired Sema plc and combined it with certain businesses of Schlumberger Test & Transactions and Resource Management Services including Bull CP8, CellNet and Convergent Group. SchlumbergerSema manages its business through twelve GeoMarket regions with offices strategically located to ensure that the company's staff of experts is always readily available to provide customers with the highest level of support and service.

The IT services market is highly competitive and fragmented. It is not dominated by a single player and a substantial number of companies provide similar services to ourselves. Our competitors include the major IT consulting companies, IT services and product suppliers and major IT outsourcing companies.

The continuing ability of SchlumbergerSema to compete effectively depends primarily on the skills and capability of our people to offer innovative and price effective solutions and services to meet our clients' rapidly changing needs.

Acquisitions
------------

Information on acquisitions made by the Registrant or its subsidiaries appears under the heading "Acquisitions" on page 39 of this Report.

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

Seasonality
-----------

Although weather and natural phenomena can temporarily affect delivery of oilfield services, the widespread geographic location of such services precludes the overall business from being characterized as seasonal. However, because oilfield services are provided predominantly in the Northern Hemisphere, severe winter weather can temporarily affect the delivery of such services and products in the winter months.

Customers and Backlog of Orders
-------------------------------

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog since it is primarily service rather than product related. SchlumbergerSema backlog at December 31, 2001 was $4.3 billion of which $1.5 billion is the next twelve month backlog. At December 31, 2000, the aggregate backlog of the former Resource Management Services and Test & Transactions segments, including businesses sold in 2001, was $2.3 billion of which $890 million was the next twelve month backlog. The orders are believed to be firm but there is no assurance that any of the current backlog will actually result in sales.

Government Contracts
--------------------

No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts by the US Government.

Employees
---------

As of December 31, 2001, Registrant had approximately 81,000 employees.

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

Financial Information
---------------------

Financial information by segment for the years ended December 31, 2001, 2000 and 1999 is given on pages 47, 48 and 49 of this report, within the "Notes to Consolidated Financial Statements".

Item 2        Properties
------        ----------

Registrant owns or leases manufacturing facilities, administrative offices, service centers, research centers, sales offices and warehouses in North and South America, Europe, Africa, Asia and Australia. Some facilities are owned in fee and some are held through long-term leases. No significant lease is scheduled to terminate in the near future, and Registrant believes comparable space is readily obtainable should any lease expire without renewal. Registrant believes all of its properties are generally well maintained and adequate for the intended use.

The principal manufacturing facilities related to Oilfield Services are owned in fee or leased. Outside of the United States, they are located at Stonehouse, England; Clamart, France; Fuchinobe, Japan; Belfast, Northern Ireland; Bergen, Norway; Inverurie, Scotland; Southampton, England; Calgary and Edmonton, Canada and in Singapore.

Within the United States, the principal manufacturing facilities of Oilfield Services are located in Lawrence, Kansas; Bartlesville, Oklahoma; Houston, La Marque, Rosharon, and Sugar Land, Texas.

Within the United States, the principal owned or leased facilities of SchlumbergerSema are located in San Carlos, California; Denver, Colorado; Wilmington, Delaware; Miami, Florida; Atlanta, Georgia; Owings Mills, Maryland; Boston, Massachussetts; Jersey City and Moorestown, New Jersey; Oconee, South Carolina; Austin and Houston, Texas; Salt Late City, Utah.

Outside the United States, the principal owned or leased facilities of SchlumbergerSema are located in Buenos Aires, Argentina; Sydney, Australia; Brussels, Belgium; Curitiba and Sao Paulo, Brazil; Toronto and Quebec, Canada; Santiago, Chile; Beijing, Changsha, Guangzho, Hong Kong and Shanghai, China; Bogota, Colombia; San Jose, Costa Rica; Copenhagen, Denmark; Besancon, Chambray-les-Tours, Louveciennes, Montrouge, Orleans, Pont Audemer, Sophia

Antopolis and St. Etienne, France; Dreiech, Dusseldorf, Hamburg and Munich, Germany; Calcutta, Mumbai and New Delhi, India; Jakarta, Indonesia; Dublin, Ireland; Milan, Pont St. Martin, Naples, Rome and Turin, Italy; Tokyo, Japan; Seoul, Korea; Kuala Lumpur, Malaysia; Mexico City, Mexico; Asker and Oslo, Norway; Singapore; Cape Town and Johannesburg, South Africa; Barcelona and Madrid, Spain; Kiruna and Stockholm, Sweden; Geneva and Zurich, Switzerland; Taipei, Taiwan; Bangkok, Thailand; Birmingham, London, Reading and Wilmslow, United Kingdom.

Item 3        Legal Proceedings
------        -----------------

The information with respect to Item 3 is set forth under the heading "Contingencies" (page 47 of this Report) within the "Notes to Consolidated Financial Statements" as part of Item 8, "Financial Statements and Supplementary Data".

Item 4        Submission of matters to a vote of security holders
------        ---------------------------------------------------

No matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant
------------------------------------

Information with respect to the executive officers of the Registrant and their ages as of February 28, 2002 is set forth below. The positions have been held for at least five years, except where stated.

Name                          Age     Present Position and Five-Year Business Experience
----                          ---     --------------------------------------------------

D. Euan Baird                 64      Chairman, President and Chief Executive Officer.

Jack Liu                      52      Executive Vice President and Chief Financial Officer,
                                               since January 1999;
                                      Controller, July 1998 to December 31,1998;
                                      President - Measurement & Systems Asia,
                                               October 1993 to June 1998.

Andrew Gould                  55      Executive Vice President - Oilfield Services,
                                               since January 1999;
                                      Executive Vice President - OFS Products,
                                               February 1998 to January 1999;
                                      President - Wireline & Testing,
                                               October 1993 to February 1998.

Irwin Pfister                 57      Executive Vice President SchlumbergerSema,
                                               since April 2001;
                                      Executive Vice President - Test & Transactions,
                                               June 1997 to April 2001;
                                      General Manager - Automated Test Equipment,
                                               June 1997 and prior.

James L. Gunderson            46      Secretary and General Counsel,
                                               since January 1999;
                                      Deputy General Counsel,
                                               October 1994 to January 1999.

Ashok Belani                  43      Chief Information Officer since September 2001 and
                                               President Semiconductor Solutions since March 2000;
                                      Vice President Business Development, Test & Transactions,
                                               September 1999 to March 2000;

Name                          Age     Present Position and Five-Year Business Experience
----                          ---     --------------------------------------------------

                                      Vice President Marketing and Product Development,
                                               Oilfield Services, January 1999 to September 1999;
                                      Vice President Product Development, Oilfield Services,
                                               February 1998 to January 1999;
                                      Vice     President Marketing and Product
                                               Development, Wireline and
                                               Testing, June 1995 to February
                                               1998.

Pierre E. Bismuth             57      Vice President - Personnel.

Mark Danton                   45      Vice President - Director of Taxes,
                                               since January 1, 1999;
                                      Deputy Director of Taxes,
                                               January 1995 to January 1999.

Philippe Lacour-Gayet         54      Vice President and Chief Scientist, since
                                      January 2001; Chief Scientist, July 1997
                                      to January 2001; Vice President and
                                      General Manager Schlumberger Riboud
                                      Product Center, December 1995 to July 1997.

J-D. Percevault               56      Vice President - European Affairs.

Jean-Marc Perraud             54      Controller and Chief Accounting Officer,
                                               since April 2001;
                                      Treasurer, January 1999 to May 2001;
                                      Vice President - Director of Taxes,
                                               1993 through December 1998.

Michel Soublin                57      Treasurer, since May 2001
                                      Seconded as Chief Financial Officer to Yukos,
                                               January 1999 to May 2001;
                                      Director Business Information Systems
                                               September 1998 to January 1999;
                                      Vice President and Controller, Oilfield Services
                                               January 1996 to September 1998.


PART II
-------

Item 5  Market for the Registrant's Common Stock and Related Stockholder Matters
------  ------------------------------------------------------------------------

As of December 31, 2001, there were 575,890,398 shares of the Common Stock of the Registrant outstanding, exclusive of 91,203,780 shares held in Treasury, and held by approximately 23,300 stockholders of record. The principal United States market for Registrant's Common Stock is the New York Stock Exchange.

Registrant's Common Stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SWX Swiss stock exchanges.

Common Stock Market Prices and Dividends Declared per Share
-----------------------------------------------------------

The information with respect to this portion of Item 5 is set forth under the heading "Common Stock, Market Prices and Dividends Declared per Share" on page 25 of this Report.

Item 6        Selected Financial Data
------        -----------------------

FIVE-YEAR SUMMARY

                                   (Stated in millions except per share amounts)

                                                               Year Ended December 31,
                                            ---------------------------------------------------------------
                                               2001         2000         1999         1998         1997
                                            -----------  -----------  -----------  -----------  -----------
SUMMARY OF OPERATIONS
Operating revenue:
    Oilfield Services/1/                       $ 9,773      $ 7,146      $ 5,936      $ 7,796      $ 7,654
    SchlumbergerSema                             3,045        1,049          851          809          659
    Other/2/                                       997        1,475        1,640        2,120        2,321
    Eliminations and other                         (69)         (59)         (32)           -           18
                                            -----------  -----------  -----------  -----------  -----------
Total operating revenue                       $ 13,746      $ 9,611      $ 8,395     $ 10,725     $ 10,652
                                            ===========  ===========  ===========  ===========  ===========

% increase (decrease) over prior year              43%          15%          (22)%         1%          18%
Pretax Segment income:
    Oilfield Services/1/                       $ 1,859      $ 1,062        $ 616      $ 1,339      $ 1,448
    SchlumbergerSema                                28           12           63           56           21
    Other/2/                                        28           61           42          107          191
    Eliminations/3/                               (420)        (196)        (164)        (204)        (204)
                                            -----------  -----------  -----------  -----------  -----------
Pretax Segment income before Minority
  interest                                       1,495          939          557        1,298        1,456
      Minority interest                             38            6           11            9            4
                                            -----------  -----------  -----------  -----------  -----------
Total Pretax Segment income, before charges    $ 1,457        $ 933        $ 546      $ 1,289      $ 1,452
                                            -----------  -----------  -----------  -----------  -----------

% increase (decrease) over prior year              56%          71%          (58)%        (11)%        51%

Interest income                                    154          297          228          164           94
Interest expense                                   380          273          184          127           70
Charges (net of minority interest)                 134           (6)         120          432            -
Taxes on income/4/                                 575          228          141          276          388
                                            -----------  -----------  -----------  -----------  -----------
Income, continuing operations                    $ 522        $ 735        $ 329        $ 618      $ 1,088
                                            -----------  -----------  -----------  -----------  -----------
% increase (decrease) over prior year              (29)%       123%          (47)%        (43)%        46%
                                            -----------  -----------  -----------  -----------  -----------
Income, discontinued operations                    $ -          $ -         $ 37        $ 396        $ 297
                                            -----------  -----------  -----------  -----------  -----------
Net income                                       $ 522        $ 735        $ 367      $ 1,014      $ 1,385
                                            ===========  ===========  ===========  ===========  ===========

% increase (decrease) over prior year              (29)%       100%          (64)%        (27)%        51%

Basic earnings per share
    Continuing operations                       $ 0.91       $ 1.29       $ 0.60       $ 1.14       $ 2.02
    Discontinued operations                          -            -         0.07         0.72         0.55
                                            -----------  -----------  -----------  -----------  -----------
    Net income                                  $ 0.91       $ 1.29       $ 0.67       $ 1.86       $ 2.57
                                            ===========  ===========  ===========  ===========  ===========

Diluted earnings per share
    Continuing operations                       $ 0.91       $ 1.27       $ 0.58       $ 1.10       $ 1.94
    Discontinued operations                          -            -         0.07         0.71         0.53
                                            -----------  -----------  -----------  -----------  -----------
    Net income                                  $ 0.91       $ 1.27       $ 0.65       $ 1.81       $ 2.47
                                            ===========  ===========  ===========  ===========  ===========

Cash dividends declared per share               $ 0.75       $ 0.75       $ 0.75       $ 0.75       $ 0.75
                                            ===========  ===========  ===========  ===========  ===========


                                   (Stated in millions except per share amounts)

                                                                          Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                    2001             2000           1999           1998            1997
                                                --------------   -------------  -------------   ------------   -------------
SUMMARY OF FINANCIAL DATA
Income as % of operating revenue,
    continuing operations/5/                               6%              8%             5%             9%             10%
                                                --------------   -------------  -------------   ------------   -------------
Return on average stockholders
    equity, continuing operations/5/                      10%              9%             6%            13%             16%
                                                --------------   -------------  -------------   ------------   -------------

Fixed asset additions                                 $ 2,053         $ 1,323          $ 792        $ 1,463         $ 1,404
                                                --------------   -------------  -------------   ------------   -------------

Depreciation expense                                  $ 1,186           $ 943          $ 929          $ 935           $ 848
                                                --------------   -------------  -------------   ------------   -------------

Avg. number of shares outstanding:
    Basic                                                 574             570            549            544             539
                                                --------------   -------------  -------------   ------------   -------------

    Assuming dilution                                     580             580            564            562             560
                                                --------------   -------------  -------------   ------------   -------------

ON DECEMBER 31

Liquidity                                            $ (5,037)          $ 422        $ 1,231          $ 731           $ 527
                                                --------------   -------------  -------------   ------------   -------------

Working capital                                       $ 1,487         $ 3,502        $ 4,787        $ 4,681         $ 2,506
                                                --------------   -------------  -------------   ------------   -------------

Total assets                                         $ 22,326        $ 17,173       $ 15,081       $ 16,078        $ 13,186
                                                --------------   -------------  -------------   ------------   -------------

Long-term debt                                        $ 6,216         $ 3,573        $ 3,183        $ 3,285         $ 1,179
                                                --------------   -------------  -------------   ------------   -------------

Stockholders' equity                                  $ 8,378         $ 8,295        $ 7,721        $ 8,119         $ 7,381
                                                --------------   -------------  -------------   ------------   -------------

Number of employees
    continuing operations                              81,000          60,000         55,000         59,000          64,000
                                                --------------   -------------  -------------   ------------   -------------




1.  Restated for comparative purposes.
2. Includes the Semiconductor Solutions and the divested Resource Management Systems (sold in 2001) and Retail Petroleum Services (sold in 1998) businesses.
3. Includes amortization of goodwill and other acquisition related intangibles which were previously included in the Segments' income. All prior periods have been restated for comparative purposes.
4. In 2001, the provision for income taxes, before the tax expense on the charges was $412 million. In 2000, the provision for income taxes, before the tax benefit on the charges was $218 million. In 1999, the provision for income taxes, before the tax benefit on the charge and the tax expense on the gain on the sale of RPS financial instruments, was $133 million. In 1998, the provision for income taxes, before the tax benefit on the third quarter charge, was $340 million.
5.  In 2001, 2000, 1999 and 1998, excluding the charges.

Item 7        Management's Discussion and Analysis of Financial Condition
------        -----------------------------------------------------------
              and Results of Operations
              -------------------------

Schlumberger operates two business segments: Oilfield Services and SchlumbergerSema. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

                                                            (Stated in millions)

OILFIELD SERVICES                           2001/3/           2000/4/           % Change
----------------------------------------------------------------------------------------
Operating Revenue                           $9,773            $7,146              37%
Pretax Segment Income/1/                    $1,859            $1,062              75%

SCHLUMBERGERSEMA                            2001              2000              % Change
----------------------------------------------------------------------------------------
Operating Revenue                           $3,045            $1,049             190%
Pretax Segment Income/1/                    $   28            $   12             130%

OTHER/2/                                    2001              2000              % Change
----------------------------------------------------------------------------------------
Operating Revenue                           $  997            $1,475             (32)%
Pretax Segment Income/1/                    $   28            $   61             (53)%

1 Pretax segment income represents income before taxes and minority interest, excluding interest expense, interest income and amortization of goodwill and identifiable intangibles.
2 Includes Semiconductor Solutions and the divested Resource Management Services businesses through to the date of divestiture.
3 Includes the acquisition of Sema plc from April 2001.
4 Reclassified for comparative purposes.


Oilfield Services
-----------------

2001 Results

Record Oilfield Services operating revenue of $9.8 billion increased 37% over 2000 in sharp contrast with the worldwide M-I rig count, which grew only 15%. Pretax operating income margins were at levels comparable to 1997, which is considered the benchmark year for Oilfield Services. Increased non-rig related activity, partly attributable to the WesternGeco Joint Venture, and higher pricing levels contributed to growth.

Operating revenue started to grow in the first quarter, due to continued high activity in North America and increased demand internationally. The latter continued throughout 2001 and was reflected in the Europe/CIS/West Africa and Middle East & Asia Area results. However, softening North American activity in the third quarter, as a result of slower economic growth and declining natural gas drilling activity, offset international growth.

The WesternGeco Joint Venture was the largest contributor to double-digit growth in all Areas with the Malaysia, Alaska, Gulf Coast and West & South Africa GeoMarkets recording the strongest results versus 2000. Market share gains, improved pricing levels and the introduction of new technology contributed to strong growth in the Drilling & Measurements technology business. In addition, improved Reda submersible pump sales and the continued expansion of the PowerSTIM* well production optimization solution contributed to significant growth in the Well Completions & Productivity technology business.

2001 was the first full financial reporting year for the WesternGeco Joint Venture, which recorded an operating revenue increase of 12% for 2001 on a pro forma comparative basis. Cost rationalization targets were exceeded and the integration process neared completion.

Schlumberger Network Solutions experienced 91% operating revenue growth for 2001 versus 2000 mostly due to exploration and production (E&P) sector contracts demonstrating that the industry is recognizing the importance of IT connectivity and security.

2001 was a significant year as Oilfield Services acquired several key technologies as part of its continuing focus to build a complete suite of real-time reservoir optimization services. In April 2001, Schlumberger acquired Baker Jardine, a leading provider of software tools, IT consulting and integrated solutions that help operators increase oil and gas production. Secondly, a unique Distributing Temperature Sensing technique was added to the Schlumberger real-time offering through the acquisition of Sensa. The recognized leader in fiber optic sensing technologies, Sensa provides operators with a continuous measurement for the monitoring of producing wells. Thirdly, Schlumberger acquired Phoenix, a leading provider of technologies and techniques for optimizing production from artificially lifted wells, in October 2001.

NORTH AMERICA

North American operating revenue increased 51% versus 2000 outpacing the M-I rig count which grew 17%. The strong operating revenue growth that continued in the first quarter of 2001 plateaued in the middle of the year. This was due to slower economic conditions and declining natural gas prices which resulted in reduced activity towards the end of the year. The Alaska and Gulf Coast GeoMarkets recorded the strongest revenue growth due to increased demand for drilling and measurement services, well services, wireline technologies and high seismic activity.

Pretax operating income increased 132%.

LATIN AMERICA

Operating revenue increased 28% exceeding the M-I rig count growth of 13%. Increased activity across all services contributed to double-digit growth in the GeoMarkets. Growth was led by the Peru, Colombia and Ecuador and Latin America South GeoMarkets as a result of increased drilling and measurements, well services and well completions services during the year, and high land seismic activity in Bolivia during the fourth quarter.

Pretax operating income increased 137%.

EUROPE/CIS/WEST AFRICA

Operating revenue increased 33% in the Europe/CIS/West Africa Area, more than double the M-I rig count growth, which rose 15%. Overall moderate growth was recorded for the year led by high demand for well completions services in Nigeria and strong growth in drilling and measurements and wireline services in the Russia GeoMarket. In particular, strong growth was seen in the West and South Africa GeoMarket partly due to an Early Production Facility Project for IPM during the year.

Pretax operating income increased 67%.

MIDDLE EAST & ASIA

A 28% increase in operating revenue surpassed the M-I rig count four-fold in 2001. Almost all GeoMarkets in the region recorded strong double-digit growth led by seismic, drilling and measurements and well service activities in the Malaysia, Brunei and Philippines GeoMarket, and as a result of new contract wins in the Gulf GeoMarket. Moderate sequential growth was recorded throughout the year reflecting the pick up in international activity.

Pretax operating income increased 49%.

2000 Results

Moderate growth was recorded during the first half of the year with sharp sequential growth in the second half of the year led by increased activity in North America and higher demand for Reservoir Development services. The seismic down cycle, which started at the beginning of 1999, continued through the first half of the year. The second half of 2000 saw significant improvement leading to higher Schlumberger activity due to the introduction of new generation seismic Q* Marine technology and increased multiclient data sales.


Oilfield Services operating revenue increased 21% compared with 1999 as the worldwide M-I rig count grew 30%.

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

LATIN AMERICA

Latin America operating revenue increased 22% for the year, consistent with a 23% increase in the M-I rig count. There was strong growth in the second half of 2000 led by Reservoir Development activity. Pretax segment income increased 333% due to improved profitability in Reservoir Evaluation Wireline and Reservoir Development.

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

MIDDLE EAST & ASIA

Operating revenue in the Middle East & Asia Area increased 5%, in line with a 5% increase in the M-I rig count. Lower first quarter results resulted from the continued industry down cycle, and growth was moderate for the remainder of the year due to a slow increase in activity. Stronger sequential growth in the second half of the year resulted from increased activity in the Middle East and improved demand for Reservoir Development services. Pretax segment income increased 6%.

1999 Results

On December 30, Schlumberger completed the spin-off to its stockholders of its offshore contract drilling business, Sedco Forex. Following the spin-off, on December 31, Sedco Forex merged with Transocean Offshore Inc., which changed its name to Transocean Sedco Forex Inc. The transaction created the world's largest offshore drilling company and the third largest oilfield services company by market capitalization. Upon completion of the merger, Schlumberger stockholders owned approximately 52% of the shares of Transocean Sedco Forex, and Transocean Offshore shareholders owned the remaining 48%. Schlumberger retained no ownership in the combined company. Sedco Forex is treated as a discontinued operation.


After continued slow activity across all regions in the first half of 1999, Oilfield Services activity in North America started to improve in the third quarter as oil and gas companies continued to gradually increase their spending. The seismic services industry experienced a severe downturn throughout 1999. This negative impact was felt across all regions within Schlumberger, most notably in North America, Europe and Asia, and resulted in a significant decrease in seismic revenue.

Oilfield Services operating revenue declined 24% compared with 1998, in line with the estimated 23% reduction in E&P expenditures, and consistent with the 22% fall in the average rig count.

NORTH AMERICA

North American operating revenue fell 30%, with a 22% decline in the average rig count. The slowdown was particularly dramatic in the first half of the year, with the average rig count down 40%. All product groups ended the year with lower revenue than in 1998. Pretax segment income dropped 64%.


Increased activity during the fourth quarter was mainly focused on gas development projects, primarily in the lower 48 states and Canada.

LATIN AMERICA

Latin American operating revenue fell 26%, in line with the 23% decrease in the average rig count. The reduced activity resulted from a slowdown in all product groups with the exception of drilling services, which saw a 41% increase due to the commencement of MPSV* multipurpose service vessel operations on Lake Maracaibo in Venezuela. Pretax segment income was down 88%, mainly due to lower prices and reduced activity across the region.

EUROPE/CIS/WEST AFRICA

Operating revenue declined 28% in the Europe/CIS/West Africa Area, in line with the decline in the average rig count. Revenue from all product groups and geographical areas fell, with the exception of the CIS, where growth in pressure pumping activity fueled a notable increase in revenue over 1998. Pretax segment income for the region decreased 60%.

MIDDLE EAST & ASIA

Operating revenue in the Middle East & Asia Area declined 22%, led by significantly lower activity in the Eastern Mediterranean and the Australia GeoMarket areas. Compared with 1998, the average rig count fell 16% in the Middle East and 20% in Asia. Revenue from all services fell, with the exception of Reservoir Management as the MPSV Bima continued to provide value-added services to customers in Indonesia. Pretax segment income fell 45%.

SchlumbergerSema
----------------

On April 6, 2001, Schlumberger completed the acquisition of Sema plc for $5.15 billion. Sema is a leading IT and technical services company with a strong European presence. Its core businesses include systems integration, consulting, software products for the telecommunications, energy, transport and finance sectors, and outsourcing. The acquisition was financed through existing cash resources of Schlumberger and from borrowings under a $3 billion credit facility.

As a result of the acquisition, the SchlumbergerSema business segment was created combining Sema plc, Bull CP8 (acquired in the first quarter) and certain businesses of Schlumberger Test & Transactions and Resource Management Services including CellNet and Convergent. SchlumbergerSema provides consulting, systems integration, managed services and products with focus on six global market sectors: Telecommunications, Utility, Finance, Transport, Oil and Gas and the Public Sector and is the Worldwide Information Technology Partner for the 2002-2008 Olympic Games, which is one of the largest system integration contracts awarded in the world.

As part of the integration process, a cost synergies program of $140 million was identified with a target date of mid 2002. The integration of Sema plc into Schlumberger progressed rapidly and smoothly thanks to cultural similarities and synergies between the two companies. Moreover, the attrition rate of Sema employees post acquisition decreased significantly.

2001 Results

SchlumbergerSema operating revenue increased 190% compared with 2000 mainly due to the acquisition of Sema plc whose results were consolidated with effect from April 1, 2001. On a proforma basis, assuming the acquisition took place on January 1, 2000, the operating revenue increase was 5%.

NORTH & CENTRAL AMERICA

North & Central America operating revenue increased 91% versus 2000 mainly due to increased utilities activity as a result of strong demand for Real Time Energy Management Systems (RTEMS) services and the further deployment of the wireless fixed network supporting those services. The wireless fixed network business represents the fastest growing network meter reading system in the utility industry with more than six million connected customers. In addition, SchlumbergerSema secured the extension of key existing utility business contracts in North America for utility data management services, and was awarded a significant contract for consulting and personal energy management advanced data services. Due to economic conditions and ongoing uncertainty related to deregulation in the US market, the utilities-related systems integration business remained weak during the year.

In the Telecommunications sector, Schlumberger recorded strong bookings in mobile messaging systems, with the first SemaPortal* short message server implementation and customer care and billing products system integration for mobile operators. Additionally, the increasing adoption of the GSM standard generated significant opportunities for both product and service applications. As a result, Schlumberger signed a memorandum of understanding with AT&T Wireless to provide SIM (subscriber identity module) smart cards and related over-the-air technology to support AT&T Wireless' new GSM network platform.

EUROPE, MIDDLE EAST, AFRICA, SOUTH AMERICA

Operating revenue increased substantially due to the acquisition of Sema plc as its customer base is predominantly European. Despite a slowdown in the telecommunications environment, strong activity was recorded in this sector as a result of strong sales and bookings in mobile messaging systems, customer care and billing products, consultancy and system integration for mobile operators with a major contract awarded to Telecom Italia Mobile (TIM) which covers their operations in Europe and Brazil. This is the direct result of an expanded customer base and realization of the synergies within SchlumbergerSema.

In addition, SchlumbergerSema was awarded multi-million dollar contracts in France and the UK in the Public sector. The work scope ranges from system integration project design, build and roll-out of a pilot accounting and expenditure control package to a two-year contract extension for Health Service to provide managed IT services, community preventive care services and associated systems and a computerized patient information system.

Improved demand in Europe for banking smart card solutions, and the award of major contracts for consulting and systems integration to deploy standard smart card transaction systems in the UK, contributed to the operating revenue growth in the Finance sector.

In the Transportation sector, due to the transition to the euro, major customers began accepting previously postponed deliveries of new euro-compatible Pay & Display on-street parking meters.

ASIA

Revenue for the Finance sector continued to be strong with increased outsourcing activities in Japan and Hong Kong including automation stock trade and internet banking. New inroads were made in China where major new orders for payment systems were completed. Despite an unfavorable environment, the telecommunications sector experienced strong bookings. Demand for business continuity and outsourcing services remained strong in the region.

However, SIM cards volume was weak due to excessive inventories carried by customers, mainly in China though the orders started to pick up in the fourth quarter. South East Asia experienced significant growth with major wins to supply high-end 32/64 memory cards. Schlumberger was also selected as the only supplier for the first phase R-UIM cards for China Unicom CDMA launch.

VOLUME PRODUCTS

Volume Products operating revenue grew by 13% despite a slowdown in the telecommunications industry. Smart Cards operating revenue increased 9% compared with 2000, with positive bottom line contributions throughout the year, despite tough competition, pricing pressures and reduced demand for cellular handsets in Europe.

Operating revenue from mobile communications cards (SIM) was weak reflecting reduced demand in Europe, and in Asia where uncertainty continues in the telecommunications market. Orders for SIM cards showed strong improvement at the end of the year indicating that an inflection point may have been reached. The lower revenues in SIM cards were partially offset by strong demand for high-end JavaTM-based products for mobile communications, banking and IT applications.

e-Transactions Solutions operating revenue increased driven by increased worldwide deliveries of MagIC* e-payment point of sale terminals and a record activity in the Parking and Mass Transit Terminal & Systems products and services business, linked in particular to the new euro currency deployment.

2000 Results

Including the acquisitions of the Convergent Group and CellNet Data Systems, operating revenue grew 23% compared with 1999. Pretax operating income dropped 81% over the same period.

During the year, Schlumberger took strategic steps in the Utilities sector to build its solutions offerings through the acquisition of the assets of CellNet, a leading provider of telemetry technology for the development and deployment of large-scale automatic meter reading (AMR) systems, for $209 million in May 2000. The combination of utility measurement systems and services, with CellNet AMR technology and integrated networks, significantly strengthened Schlumberger's position in delivering advanced value-added services to utilities and energy resource providers. In November, Schlumberger acquired a majority stake in Convergent, a leading builder of digital enterprises that will complement the Schlumberger value-added solution approach to business in the utility sector.

NORTH & CENTRAL AMERICA

North & Central America operating revenue increased 74% for the year compared with 1999. Revenue contributions were due to market expansion and the receipt of several major orders in Real Time Energy Management Systems.

VOLUME PRODUCTS

Operating revenue increased 30% due to significantly higher activity levels in the Smart Cards business. The healthy rise in orders for smart card-based solutions was driven by continued outstanding growth of the mobile communications market and the beginning of the rollout of smart card applications in North America. In the US, Schlumberger won the largest-ever smart card IT security order. The Cyberflex* JavaTM-programmable cards will be used to provide secure access to customers' data networks and facilities.

In addition, e-Transactions activity improved based on high terminals and systems bookings for the e-City and e-Payment businesses. Manufacturing delays resulted from semiconductor shortages in the first half of the year, as well as a slowdown in Pay & Display* parking meter shipments as European customers postponed deliveries to await new euro-compatible products.

1999 Results

Operating revenue was up 5% compared with 1998 while pretax operating income grew 12% mainly due to strong activity in North & Central America.

NORTH & CENTRAL AMERICA

North American operating revenue increased 13% compared to 1998. Throughout the year, uncertainty created by deregulation, privatization and globalization in the utility industry continued to delay investment by many utilities in new products and services. In the US, where deregulation has advanced the furthest, major contract awards demonstrated increased interest in the Schlumberger solutions approach.

VOLUME PRODUCTS

Operating revenue declined 8% compared with 1998. The year was characterized by volatility due to changing business environments. During the year, Schlumberger successfully launched the Cyberflex Simera* Java-programmable subscriber identity module (SIM) card and Cryptoflex* e-gate* card into the booming GSM and PC markets. The rapid growth of the mobile communications market, which was accompanied by increasing demand for multi-application and open-platform cards, provided a strong impetus for the accelerated adoption and continued use of the Simera cards. However, despite a strong increase in orders for SIM cards over 1998, global price pressure significantly reduced the revenue generated. Card sales grew in both Asia and Europe, the two most prominent consumer markets for smart cards.

During 1999, in the e-Transactions business, SchlumbergerSema introduced new MagIC* 6000 payment terminals into the strong retail market with great success. In addition, e-City solutions sales showed a significant increase over 1998, with key contributions from Parking and Mass Transit applications.

Other
-----

Included in this segment are Semiconductor Solutions and the divested businesses of the former Resource Management Services segment.

2001 Results

Operating revenue decreased 32% in 2001, reflecting the divestiture of the Resource Management Services businesses, which were sold in October 2001, and a 46% decline in Semiconductor Solutions activity, which followed the down cycle in the worldwide semiconductor industry.

2000 Results

An operating revenue decline of 10% in 2000 was mainly due to Resource Management Services (down 16%) where pressure on utility prices and the negative impact of currency movements in Europe resulted in a continued downturn for the utility industry. Growth in the UK, driven by strong residential meter demand, was offset by declines in most other European countries. Semiconductor Solutions revenue increased 4% year over year but stalled during the second half of the year as ongoing industry cutbacks in capital expenditures adversely affected delivery of new mixed-signal testers.

1999 Results

On a comparable basis, excluding the Retail Petroleum Services business sold in 1998, operating revenue declined 13% in 1999. Resource Management Services operating revenue was down 8% as the uncertainty and pressure on prices created by deregulation, privatization and globalization in the utility industry continued to delay investment by many utilities in new products and services. Semiconductor Solutions operating revenue decreased 28% and was affected by the slow pace of the emerging RDRAM market.

Critical Accounting Policies and Estimates
------------------------------------------

Schlumberger's discussion and analysis of its financial condition and results of operations are based upon Schlumberger's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Schlumberger to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, Schlumberger evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, long-term percentage-of-completion contracts, contingencies and litigation and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Schlumberger believes the critical accounting policies described below affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The SchlumbergerSema segment recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Schlumberger follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. Losses on long-term contracts are provided for when such losses are known and reasonably estimated.

The SchlumbergerSema segment recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Whether the fee is fixed and determinable is assessed based on the payment terms associated with the transaction. Collection is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

For sales, either a binding purchase order, signed license agreement or a written contract is used as evidence of an arrangement.

Revenue for maintenance services is recognized ratably over the contract term. The training and consulting services (time and materials) are billed based on hourly rates, and revenue is generally recognized as these services are performed.

The Oilfield Services segment capitalizes the cost associated with obtaining multiclient seismic data. Such costs are charged to Cost of Goods Sold and Services based on a percentage of estimated total revenue that Schlumberger estimates that it will receive from the sales of such data. The carrying value of individual surveys is periodically reviewed and adjustments to the value are made based upon the revised estimated revenues for the surveys.

Schlumberger maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Schlumberger's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Schlumberger writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Schlumberger assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

     . significant underperformance relative to expected historical or projected future operating results;

     . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     .    significant negative industry or economic trends;

     . significant decline in Schlumberger's stock price for a sustained period; and our market capitalization relative to net book value.

When Schlumberger determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected net cash flows expected to result from that asset, including eventual disposition.

In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, Schlumberger will cease to amortize approximately $6.2 billion of goodwill. In lieu of amortization, Schlumberger is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Schlumberger expect to complete the initial review during the first half of 2002. The preliminary findings of an independent valuation indicated there will be no impairment writedown in 2002.

Schlumberger has net deferred tax assets of $448 million at December 31, 2001. Schlumberger has considered future taxable income and tax planning strategies in assessing the need for the valuation allowance. Should Schlumberger determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Schlumberger evaluates the appropriateness of assumptions used by an independent actuary, in particular assumptions as to discount rate, return on plan assets and medical cost trend rates. The assumptions are revised at least annually as circumstances require.

Income - Continuing Operations
------------------------------

                                   (Stated in millions except per share amounts)

                           Income                  Earnings per share
                      from Continuing      -----------------------------
                         Operations              Basic          Diluted
                     -------------------      ------------    -------------

2001/1/                           $ 522            $ 0.91           $ 0.91
                     ===================      ============    =============

2000/2/                           $ 735            $ 1.29           $ 1.27
                     ===================      ============    =============

1999/3/                           $ 329            $ 0.60           $ 0.58
                     ===================      ============    =============


1 Includes a net, after-tax and minority interest charge of $297 million ($0.51 per share - diluted). For details, see Charges - Continuing Operations on page 36.
2 Includes a net, after-tax and minority interest charge of $3 million ($0.00 per share - diluted). For details, see Charges - Continuing Operations on page 36.
3 Includes an after-tax charge of $129 million ($0.23 per share - diluted). For details, see Charges - Continuing Operations on page 36.

In 2001, Oilfield Services segment net income increased $519 million, or 68%, to $1,288 million reflecting the 37% growth in revenue, which outpaced the 15% increase in the worldwide M-I rig count. Higher pricing levels and increased non-rig related activity were the major factors attributable to the record Oilfield Services revenues. SchlumbergerSema segment net income of $30 million was up $2 million as the lower profitability in the Cards and e-Transactions activities were offset by the incremental income from the newly acquired Sema plc.

In 2000, Oilfield Services segment net income increased $327 million, or 74%, to $769 million. Increases in E&P expenditures and in oil and gas prices, resulting from increased oil demand and the lowest level of excess oil production capacity in decades, were the underlying factors of the strong increases in most areas, and notably in North America. Average worldwide rig count increased 30% compared to 1999. SchlumbergerSema segment net income of $28 million was down $13 million, or 32%, as record achievements in the Cards business were offset by weaknesses in the e-Transactions and North America electric utility markets.

In 1999, Oilfield Services segment net income decreased $545 million, or 56%, to $442 million. All areas reported substantial declines as a result of the worldwide reduction in E&P expenditures due to reduced oil prices, which led to a 22% fall in average rig count. SchlumbergerSema segment net income of $41 million was up $2 million, or 6%, as stronger results from the Cards activities were mostly offset by the North American electric utility business.

Currency Risks

Refer to page 33, Translation of Non-US Currencies in the Notes to Consolidated Financial Statements, for a description of the Schlumberger policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business's functional currency.

While changes in exchange rates affect revenue, especially in the SchlumbergerSema segment, they also affect costs. Generally speaking, Schlumberger is currency neutral. For example, a 5% change in average exchange rates of OECD currencies would have had no material effect on consolidated revenue and net income.

Schlumberger businesses operate principally in US dollars, the euro and most other European currencies and most South American currencies.

In general, when the US dollar weakens against other currencies, consolidated revenue increases, usually with no material effect on net income. This is principally because the fall-through incremental margin in the SchlumbergerSema segment offsets the higher Oilfield Services segment non-US dollar denominated expenses.

Research & Engineering

Expenditures by business segment were as follows:

                                                            (Stated in millions)

                                               2001             2000              1999
                                            ------------     ------------     -------------

Oilfield Services                                 $ 434            $ 366             $ 356

SchlumbergerSema                                    167               75                72

Other                                                78              100                94

In-process R&D charge/1/                             25                -                 -
                                            ------------     ------------     -------------
                                                  $ 704            $ 541             $ 522
                                            ============     ============     =============


1    Relating to the Bull CP8 acquisition.

Interest Expense

Interest expense increased $109 million, to $385 million, in 2001 principally due to the higher debt balances incurred relating to the acquisition of Sema plc. The increase in 2000 of $83 million, to $276 million, was mainly due to higher average borrowing rates. The increase in 1999 of $56 million, to $193 million, reflected the significantly higher debt balances incurred in 1998 by Schlumberger's principal US subsidiary relating to the acquisition of Camco.

Charges - Continuing Operations

Schlumberger recorded the following after-tax and minority interest charges/credits for continuing operations in 2001, 2000 and 1999:

     . In March 2001, a charge of $25 million for in-process R&D related to the Bull CP8 acquisition.

     . In June 2001, a charge of $280 million for the estimated impairment charge from the disposition of certain Resource Management Services businesses.

     . In September 2001, a net credit of $3 million representing the gain on the sale of the worldwide gas compression business, partially offset by an impairment charge relating to the expected disposition of certain activities.

     . In December 2001, a net credit of $5 million, including an after tax gain on the sale of the former Resource Management Services North American Water division ($117 million). This gain was partially offset by certain charges: (1) a provision of $37 million for employee termination costs, principally in Europe and the US, related to Oilfield Services and SchlumbergerSema in response to current business conditions; (2) tax reorganization costs of $29 million; (3) a further $20 million charge related to the second quarter estimated loss on the divestiture of certain Resource Management Services businesses following the actual closing in the fourth quarter; (4) asset writedown of $23 million following a recent determination of technological impairment related to certain Land seismic assets in the newly formed WesternGeco Joint Venture.

   . In December 2000, $25 million charge primarily relating to the write down of certain inventory and severance costs in the Semiconductor Solutions business resulting from reduced activity levels in the semiconductor test market, $39 million related to the creation of the WesternGeco joint venture (including asset impairment and severance costs for Schlumberger's existing Geco-Prakla business), and a credit of $61 million from the gain on sale of two Gas Services businesses in Europe.

   . In March 1999, $138 million charge primarily relating to the downsizing of its global Oilfield Services activities to meet prevailing market conditions, and a credit of $80 million from the gain on sale of financial instruments in connection with the 1998 sale of the Retail Petroleum Systems business.

   . In December 1999, $71 million charge primarily relating to the reduction of its marine seismic fleet due to depressed market conditions and the restructuring of its land drilling activity following the spin-off of its offshore drilling business to stockholders.

The December 2001 charge included severance costs of $41 million (775 people) of which $9 million (318 people) had been paid at December 31, 2001. The remaining severance costs are expected to be paid before June 30, 2002. The December 2000 charges included severance costs of $9 million (380 people) which have been paid.

Liquidity

A measure of financial position is liquidity, which Schlumberger defines as cash plus short-term and fixed income investments, less debt. The following table summarizes the change in consolidated liquidity for each of the past three years:

                                                            (Stated in millions)

                                                           2001            2000/1/          1999/1/
                                                    ---------------   --------------    --------------

       Income from continuing operations                     $ 522            $ 735             $ 329
       Loss/(gain) on sale of businesses                       110              (61)                -
       Net charges                                             162               64               129
       Depreciation & amortization/2/                        1,896            1,271             1,150
       (Increase) decrease in working
         capital requirements                                 (839)            (104)              165
       Proceeds from business divestitures                     896              155                 -
       Fixed asset additions/2/                             (2,469)          (1,546)           (1,019)
       Dividends paid                                         (430)            (426)             (410)
       Proceeds from
         employee stock plans                                  122              229               174
       Acquisition of Sema plc                              (4,853)               -                 -
       Other business acquisitions                            (453)          (1,076)             (135)
       Exercise of stock warrants/3/                             -                -               450
       Sale of financial instruments                             -                -               204
       Drilling fluids joint venture                             -                -              (325)
       Discontinued operations/4/                                -                -               (52)
       Other                                                  (123)             (50)             (160)
                                                    ---------------   --------------    --------------
       Net (decrease) increase in liquidity               $ (5,459)          $ (809)            $ 500
       Liquidity - beginning of period                         422            1,231               731
                                                    ---------------   --------------    --------------
       Liquidity - end of period                          $ (5,037)           $ 422           $ 1,231
                                                    ===============   ==============    ==============



1     Reclassified, in part, for comparative purposes.
2     Including multiclient seismic data costs.
3 On December 16, 1999, Dow Chemical exercised a warrant to purchase 15,153,018 shares of Schlumberger common stock. The warrant was received by Dow Chemical as part of the 1993 transaction under which Schlumberger acquired Dow Chemical's 50% share of the Dowell Schlumberger joint venture.
4 1999 includes $304 million received in settlement of intercompany balances between Schlumberger and Sedco Forex.

At December 31, 2001, Schlumberger's liquidity was negative (debt exceeded cash plus investments). At December 31, 2001, Schlumberger had cash/short-term investments of $1.6 billion and remaining capacity in debt facilities of $2.5 billion which are sufficient to meet future business requirements.

Based on forecast 2002 net income, depreciation/amortization estimates, and other liquidity components, Schlumberger expects to improve liquidity with an objective of reaching a net debt to capitalization ratio below 30% by 2003. This will largely be dependent upon Oilfield Services operating results and the successful completion of certain business divestitures.

Acquisition of Sema plc
-----------------------

On February 12, 2001, Schlumberger announced that it had reached an agreement with the board of directors of Sema plc on the terms of a recommended offer for the entire issued and to be issued share capital of Sema plc.

On March 8, 2001, a wholly owned subsidiary of Schlumberger acquired, through market purchases, approximately 20% of the issued share capital of Sema at a cost of $1 billion.

On April 6, 2001, the offer for the shares of Sema plc was declared unconditional in all respects. The aggregate consideration for the acquisition of 100% of the issued Sema shares was $5.15 billion (including expenses of the transaction) which was financed from existing cash resources and borrowings under a $3 billion credit facility.

On October 3, 2001, a wholly owned subsidiaries of Schlumberger issued $1.9 billion European bonds (Euro 1.4 billion and (pound)425 million). The average interest rate of these bonds is 5.9% with maturity from 2008 through 2032. The proceeds from the issues were used to repay short-term bank loans originally taken out by those subsidiaries to finance the acquisition of Sema plc.

The acquisition was accounted for using the purchase method of accounting and the goodwill and identifiable intangibles aggregated $5.19 billion which are being amortized on a straight-line basis. Goodwill and identifiable intangibles were amortized on a straight-line basis over a composite life of 18 years.

The aggregate value of goodwill and identifiable intangibles comprised the following:

                                                (Stated in billions)

Cost (including expenses)                            $ 5.15
Purchase accounting adjustments/1/                     0.34
Net tangible assets acquired                          (0.30)
                                                ------------
                                                     $ 5.19
                                                ============


     1. Purchase accounting adjustments consisted primarily of severance costs ($84 million - 1781 people), facility reductions ($33 million), pension plan adjustments ($136 million) and tax restructuring costs ($50 million). At December 31, 2001, $26 million (593 people) of the severance costs had been paid. The remaining severance costs are expected to be paid before June 30, 2002.

For financial reporting purposes, Schlumberger included the results of operations of Sema in its consolidated accounts commencing April 1, 2001. If Sema had been included in the consolidated financial statements of Schlumberger from January 1, consolidated revenue for the twelve months ended December 31, 2001 would have increased by $538 million to $14.3 billion and consolidated net income would have decreased by approximately $140 million, to $382 million, related primarily to increased interest expense, amortization of intangibles and lower interest income. On a proforma basis, Schlumberger 2000 operating revenue and net income would have been $12 billion and $300 million, respectively.

Sema is an IT services company (with approximately 22,000 employees at the date of acquisition) that provides its customers with design, implementation, operations and management of information systems and IT-related consulting services. Among the industry sectors which Sema serves, Sema has increasingly focused on the telecommunications and finance sectors, and provides a range of its own software products specifically designed for these sectors in addition to its IT services. Sema's customers include a wide variety of businesses and governmental departments around the world. Sema's services and product offerings include systems integration and consulting; software products for the telecommunications, energy, transport and finance sectors; and outsourcing.

Businesses Divestitures
-----------------------

During 2001, Schlumberger divested the following businesses:

   . In August, the Oilfield Services worldwide gas compression activity primarily consisting of the Production Operators Corp. subsidiary. The proceeds included $274 million in cash, a $150 million long-term subordinated note and newly issued Hanover Compressor Company shares with a value of $173 million. The shares have a three year marketability restriction. The after-tax gain was $52 million.

   . In November, the Resource Management Services North American water metering activities. Cash proceeds were $304 million and the after-tax gain was $117 million.

   . In November, the Resource Management Services non-North American electricity and water meter, and worldwide gas meter businesses. The net cash proceeds were $256 million and the after-tax loss was $300 million, of which $280 million had been recorded as an impairment charge in June (See "Charges-Continuing Operations").

   . In November, the Yield Enhancement Systems division of Semiconductor Solutions. Cash proceeds were $62 million and the after-tax gain was $12 million.

Summary of Major Contractual Commitments
----------------------------------------

                                                            (Stated in millions)

                                                                       Payment Period
                                                  ------------------------------------------------------------
Contractual Commitments               Total       Less than 1 year   2-3 years     4-5 years     After 5 years
--------------------------------   ------------   ----------------- -----------  ------------    -------------
Long-Term Debt                         $ 6,216          $   -         $ 3,700        $ 623          $ 1,893

Operating Leases                       $ 1,278          $ 173         $   293        $ 217          $   595


Letters of credit/guarantees outstanding aggregated $569 million at December 31, 2001. In August 2001, Schlumberger sold its worldwide gas compression business. As part of the transaction, Schlumberger agreed that the financing of a certain joint venture project would be non-recourse to the buyer and would be executed prior to December 31, 2002. Accordingly, Schlumberger is obligated with respect to the financing to guarantee 30% (approximately $80 million) until the project is completed in late 2002. If as of December 31, 2002 the refinancing has not become non-recourse to the buyer or the project has not achieved substantial completion, the buyer has an option to put its interest in such joint venture back to Schlumberger. The gain on the sale of this joint venture has been deferred. The amount of letters of credit/guarantees above include the $80 million.

In general, the remaining amount of letters of credit/guarantees relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. All such were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

At December 31, 2001, Schlumberger had outstanding $176 million in off-balance sheet indebtedness in the form of a customer receivable securitization agreement.

Common Stock, Market Prices and Dividends Declared per Share
------------------------------------------------------------

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 2001 and 2000, were:

                                   Price Range
                             ------------------------------         Dividends
                                  High               Low            Declared
                             ------------      ------------      -------------
2001
QUARTERS
     First                $       82.810    $       57.300     $       0.1875
     Second                       69.250            51.150             0.1875
     Third                        56.900            40.840             0.1875
     Fourth                       56.750            42.050             0.1875

2000
QUARTERS

     First                $       84.375    $       53.500     $       0.1875
     Second                       84.250            66.813             0.1875
     Third                        88.875            68.625             0.1875
     Fourth                       86.375            61.125             0.1875

The number of holders of record of Schlumberger common stock at December 31, 2001, was approximately 23,000. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Schlumberger Treasury. US stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

Environmental Matters
---------------------

The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including timing, scope of remediation, future technology, regulatory changes and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated cash flow, financial position or future results of operations. Consistent with the Schlumberger commitment to protection of the environment, safety and employee health, additional costs, including capital expenditures, are incurred related to current operations.

New Accounting Standards
------------------------

In June 2001, SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets) were issued. SFAS 141 has been adopted by Schlumberger for acquisitions subsequent to June 30, 2001. SFAS 142 will be adopted by Schlumberger commencing January 1, 2002. As required by SFAS 142, Schlumberger will undertake a review for impairment in 2002. The preliminary findings of an independent valuation indicated there will be no impairment writedown in 2002.

Amortization of goodwill and other intangibles included in Schlumberger's results are as follows:

                                                            (Stated in millions)

                                           Pretax
                         -----------------------------------------
                            2001          2000           1999
                         -----------   ------------   ------------

Goodwill                      $ 270           $ 96           $ 85
Work force                       22              -              -
Other intangibles                55              5              -
                         -----------   ------------   ------------
                              $ 347          $ 101           $ 85
                         ===========   ============   ============



With the adoption of SFAS 142, the equivalent amount of amortization for other intangibles is estimated to be $70 million in 2002. Amortization of goodwill and work force ceases.

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 will be adopted by Schlumberger commencing January 1, 2003. Schlumberger does not believe that the implementation of this standard will have any material effect on its financial position and results of operations.

In August 2001, SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was issued. SFAS 144 will be adopted by Schlumberger commencing January 1, 2002. Schlumberger does not believe that the implementation of this standard will have any material effect on its financial position and results of operations.

In November, the FASB EITF staff issued announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket"". As a result, customer reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, will be required to be included as Revenues effective January 1, 2002, and an equivalent amount of reimbursable expenses will be included in expenses. The adoption of this announcement will not have an effect on net income.

Euro Disclosures
----------------

On January 1, 1999, the euro became the official single currency of the European Economic and Monetary Union. As of this date, the conversion rates of the national currencies of the member states adopting the euro were fixed irrevocably. On January 1, 2002, euro notes and coins were introduced into the twelve countries of the euro area and the national currencies of these countries will cease to become legal tender by February 28, 2002.

Forward-looking Statements
--------------------------

Schlumberger cautions that, except for historical information, statements in this annual report, the fourth quarter 2001 earnings release and associated conference call, and elsewhere may constitute forward-looking statements. These include statements as to expectations, beliefs and future financial performance, such as statements regarding business prospects in the key industries in which Schlumberger operates and growth opportunities for Schlumberger in those industries.

These statements involve a number of risks, uncertainties, assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: continuing customer commitment to certain key long-term oilfield projects and IT services and solutions contracts; changes in E&P spending by major oil and gas companies, including renewed growth in gas drilling; economic, competitive and technological factors affecting markets, services, and prices in SchlumbergerSema businesses, including changes in IT spending, the extent and timing of a recovery in the telecommunications industry segment, utilities investment in utility management solutions, and continued demand for smart cards;

Schlumberger's ability to integrate newly acquired businesses and to realize identified synergies and cost savings from those acquisitions; Schlumberger's ability to meet its identified liquidity projections including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestures; general economic and business conditions in key regions of the world, including potential currency and business exposure in Argentina; and changes in business strategy.

Item 7A       Quantitative & Qualitative Disclosures about Market Risk
-------       --------------------------------------------------------

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

Schlumberger Oilfield Services has operations in Argentina which represented about 1.6% of the 2001 Oilfield Services operating revenue. In light of the present financial/economic crisis in Argentina, Schlumberger is reviewing its potential currency and business exposure, and taking appropriate steps to minimize the risks. While the ultimate loss is not determinable at this time, such loss will not have a significant effect on Schlumberger's consolidated financial position or liquidity.

Item 8        Financials Statements and Supplementary Data
------        --------------------------------------------

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------


                                                                 (Stated in thousands except per share amounts)

Year Ended December 31,                                 2001                  2000                  1999
-----------------------                            ----------------     -----------------     ------------------

Revenue
   Operating                                          $ 13,745,806           $ 9,611,462            $ 8,394,947
   Interest and other income                               242,258               423,255                356,758
                                                   ----------------     -----------------     ------------------
                                                        13,988,064            10,034,717              8,751,705
                                                   ----------------     -----------------     ------------------
Expenses
   Cost of goods sold and services                      10,641,768             7,514,621              6,877,635
   Research & engineering                                  704,336               540,698                522,240
   Marketing                                               447,265               316,816                313,871
   General                                                 683,613               425,820                363,695
   Interest                                                384,896               276,081                192,954
                                                   ----------------     -----------------     ------------------
                                                        12,861,878             9,074,036              8,270,395
                                                   ----------------     -----------------     ------------------

Income from continuing operations before
   taxes and minority interest                           1,126,186               960,681                481,310

   Taxes on income                                         575,424               228,248                140,772
                                                   ----------------     -----------------     ------------------

Income from continuing operations
   before minority interest                                550,762               732,433                340,538

   Minority interest                                       (28,545)                2,163                (11,204)
                                                   ----------------     -----------------     ------------------

Income from continuing operations                          522,217               734,596                329,334

Discontinued operations, net of tax                              -                     -                 37,360

                                                   ----------------     -----------------     ------------------
Net Income                                               $ 522,217             $ 734,596              $ 366,694
                                                   ================     =================     ==================

Basic earnings per share:
   Continuing operations                                    $ 0.91                $ 1.29                 $ 0.60
   Discontinued operations                                       -                     -                   0.07

                                                   ----------------     -----------------     ------------------
                                                            $ 0.91                $ 1.29                 $ 0.67
                                                   ================     =================     ==================

Diluted earnings per share:
   Continuing operations                                    $ 0.91                $ 1.27                 $ 0.58
   Discontinued operations                                       -                     -                   0.07

                                                   ----------------     -----------------     ------------------
                                                            $ 0.91                $ 1.27                 $ 0.65
                                                   ================     =================     ==================

Average shares outstanding                                 574,328               570,028                548,680

Average shares outstanding
   assuming dilution                                       580,214               580,076                563,789



               See the Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                      (Stated in thousands)
December 31,                                                          2001                     2000
                                                                -----------------        -----------------

ASSETS
------
Current Assets
   Cash                                                                $ 177,704                $ 160,718
   Short-term investments                                              1,439,997                2,879,432
   Receivables less allowance for doubtful accounts
      (2001 - $145,268;  2000 - $106,503)                              4,028,450                2,768,848
   Inventories                                                         1,204,263                1,111,585
   Deferred taxes                                                        321,767                  259,184
   Other current assets                                                  532,709                  313,444
                                                                -----------------        -----------------
                                                                       7,704,890                7,493,211

Fixed Income Investments, held to maturity                               576,000                1,547,132
Investments in Affiliated Companies                                      820,806                  654,516
Fixed Assets less accumulated depreciation                             4,827,879                4,394,514
Multiclient Seismic Data                                               1,028,954                  975,775
Goodwill                                                               6,260,969                1,575,710
Intangible Assets                                                        811,349                  140,717
Deferred Taxes                                                           126,057                  271,059
Other Assets                                                             169,463                  120,097
                                                                -----------------        -----------------
                                                                    $ 22,326,367             $ 17,172,731
                                                                =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Accounts payable and accrued liabilities                          $ 4,506,634              $ 2,910,725
   Estimated liability for taxes on income                               587,328                  379,916
   Dividend payable                                                      108,642                  108,043
   Long-term debt - current portion                                       31,990                   36,201
   Bank & short-term loans                                               983,191                  556,020
                                                                -----------------        -----------------
                                                                       6,217,785                3,990,905

Long-term Debt                                                         6,215,709                3,573,047
Postretirement Benefits                                                  504,797                  476,380
Other Liabilities                                                        372,696                  231,870
                                                                -----------------        -----------------
                                                                      13,310,987                8,272,202
                                                                -----------------        -----------------

Minority Interest                                                        636,899                  605,313
                                                                -----------------        -----------------

Stockholders' Equity
   Common Stock                                                        2,045,437                1,963,905
   Income retained for use in the business                             8,314,766                8,223,476
   Treasury stock at cost                                             (1,694,884)              (1,752,961)
   Accumulated other comprehensive income                               (286,838)                (139,204)

                                                                -----------------        -----------------
                                                                       8,378,481                8,295,216
                                                                -----------------        -----------------

                                                                -----------------        -----------------
                                                                    $ 22,326,367             $ 17,172,731
                                                                =================        =================

               See the Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                           (Stated in thousands)

Year Ended December 31,                                          2001                   2000                   1999
-----------------------                                    -----------------      ------------------     ------------------

Cash flows from operating activities:
   Net income                                                     $ 522,217               $ 734,596              $ 366,694
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization (1)                           1,896,119               1,270,754              1,150,344
      Charges and gains on sale of businesses                       271,174                   2,706                128,508
      Derivatives marked to market                                  (49,569)                      -                      -
      Earnings of companies carried at equity,
         less dividends received (2001 - $ -;
         2000 - $ -; 1999 - $3,401)                                 (61,715)                (39,805)               (13,904)
      Deferred Taxes                                                 14,216                   7,686                (18,519)
      Discontinued operations                                             -                       -                213,676
   Provision for losses on accounts receivable                       56,619                  32,301                 37,943
   Change in operating assets and liabilities:
      (Increase) decrease in receivables                           (907,535)               (364,130)               265,588
      (Increase) decrease in inventories                           (259,290)               (194,640)                53,790
      (Increase) decrease in other current assets                    (8,048)                (38,656)                 5,022
      Increase (decrease) in accounts payable
         and accrued liabilities                                    204,751                 493,104               (181,731)
      Increase (decrease) in estimated liability
         for taxes on income                                         12,626                 (12,069)               (69,338)
      Decrease (increase) in other assets                            17,739                 (63,793)               (43,166)
      Other - net                                                  (141,132)               (182,729)              (190,601)
                                                           -----------------      ------------------     ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,568,172               1,645,325              1,704,306
                                                           -----------------      ------------------     ------------------
Cash flows from investing activities:
   Purchases of fixed assets                                     (2,052,635)             (1,323,015)              (792,001)
   Multiclient seismic data capitalized                            (416,188)               (222,934)              (226,907)
   Sales/retirements of fixed assets & other                         30,824                 149,494                 68,005
   Acquisition of Sema plc                                       (4,778,498)                      -                      -
   Other businesses acquired                                       (452,951)             (1,075,446)              (135,338)
   Sales of businesses                                              902,953                 154,843                      -
   Decrease (increase) in investments                             2,430,911                 551,619               (295,075)
   Sale of financial instruments                                          -                       -                203,572
   Drilling fluids joint venture                                          -                       -               (325,000)
   Discontinued operations                                                -                       -               (291,953)
                                                           -----------------      ------------------     ------------------
NET CASH USED IN INVESTING ACTIVITIES                            (4,335,584)             (1,765,439)            (1,794,697)
                                                           -----------------      ------------------     ------------------
Cash flows from financing activities:
   Dividends paid                                                  (430,328)               (426,465)              (410,494)
   Proceeds from employee stock purchase plan                        78,965                  69,089                 70,765
   Proceeds from exercise of stock options                           42,795                 160,281                103,084
   Proceeds from exercise of stock warrants                               -                       -                449,625
   Proceeds from issuance of long-term debt                       4,815,028                 956,641              1,062,935
   Payment of principal on long-term debt                        (2,092,670)               (724,911)              (916,242)
   Net increase (decrease) in short-term debt                       370,608                 113,608               (242,014)
                                                           -----------------      ------------------     ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,784,398                 148,243                117,659
                                                           -----------------      ------------------     ------------------

Net increase in cash                                                 16,986                  28,129                 27,268
Cash, beginning of year                                             160,718                 132,589                105,321
                                                           -----------------      ------------------     ------------------
CASH, END OF YEAR                                                 $ 177,704               $ 160,718              $ 132,589
                                                           =================      ==================     ==================

(1) Includes multiclient seismic data costs.

See the Notes to Consolidated Financial Statements

          SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE
                 NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                                                                                                (Dollar amounts stated in thousands)

                                                                                           Accumulated Other Comprehensive
                                                  Common Stock                                         Income
                                -------------------------------------------------           -----------------------------
                                  Issued                 In Treasury               Retained    Marked to  Translation  Comprehensive
                                ------------------------ ------------------------
                                  Shares      Amount       Shares      Amount       Income      Market     Adjustment     Income
                                ------------------------ ------------------------ ------------------------ ------------ ------------
Balance, January 1, 1999         665,701,858 $ 1,539,408  (119,567,982 $(2,221,308) $8,882,455  $        -  $  (81,480)   $ 996,051
                                                                                                                         ===========
Translation adjustment                                                                                         (55,678)     (55,678)
Sales to optionees less
   shares exchanged                   28,100      41,931    3,291,288      61,153
Employee stock purchase plan       1,324,848      70,765
Net income                                                                             366,694                              366,694
Dividends declared ($0.75 per share)                                                  (414,210)
Sedco Forex spin-off                                                                  (918,327)
Exercise of stock warrants                       168,082   15,153,018     281,543
                                ------------------------ ------------------------ ------------------------ ------------  -----------
Balance, December 31, 1999       667,054,806   1,820,186  (101,123,676)(1,878,612)   7,916,612           -    (137,158)   $ 311,016
                                                                                                                         ===========
Translation adjustment                                                                                         (28,487)     (28,487)
Sales of businesses                                                                                             26,441       26,441
Sales to optionees less
   shares exchanged                  30,987      61,224    5,331,268      99,057
Employee stock purchase plan                     42,495    1,431,309      26,594
Net income                                                                             734,596                              734,596
Dividends declared ($0.75 per share)                                                  (427,732)
Tax benefit on stock options                     40,000
                                ------------------------ ------------------------ ------------------------ ------------  -----------
Balance, December 31, 2000       667,085,793   1,963,905  (94,361,099) (1,752,961)   8,223,476           -    (139,204)   $ 732,550
                                                                                                                         ===========
Translation adjustment                                                                                        (171,930)    (171,930)
RMS disposition                                                                                                 73,865       73,865
Derivatives marked to market                                                                      (49,569)                  (49,569)
Sales to optionees less
   shares exchanged                    8,385      17,130    1,399,686      25,420
Shares granted to Directors                          156        4,800          89
Employee stock purchase plan                      46,397    1,752,833      32,568
Net income                                                                            522,217                               522,217
Dividends declared ($0.75 per share)                                                 (430,927)
Tax benefit on stock options                      17,849
                                ------------------------ ------------------------ ------------------------ ------------  -----------
Balance, December 31, 2001       667,094,178 $ 2,045,437  (91,203,780) $(1,694,884) $8,314,766  $ (49,569) $  (237,269)  $ 374,583
                                ======================== ======================== ======================== ============  ===========


See the Notes to Consolidated Financial Statements

Notes To Consolidated Financial Statements

Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger Limited and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. Refer to page 3 for a description of Schlumberger's businesses.

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of majority-owned subsidiaries. Significant 20% - 50% owned companies are carried on the equity method and classified in Investments in Affiliated Companies. The pro rata share of Schlumberger after-tax earnings is included in Interest and Other Income. All inter-company accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain items from prior years have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include estimates of total cost under percentage of completion contracts, useful life of identifiable intangibles, inventory reserves, pension and postretirement actual assumptions and allowances for bad debt. While actual results could differ from these estimates, management believes that the estimates are reasonable.

REVENUE RECOGNITION

Product and Services Revenue

Schlumberger's products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery, customer acceptance and when title passes. Revenue is recognized when services are rendered and collectibility is reasonably assured.

Certain revenues are recognized on a time and materials basis, or on a percentage of completion basis, depending on the contract, as services are provided. Revenue from time and material service contracts are recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of the cost of services provided during the period compared to the total estimated cost of services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

Software Revenue

Revenue derived from the sale of licenses for its software, maintenance and related services may include installation, consulting and training services.

If services are not essential to the functionality of the software, the revenue for each element of the contract is recognized separately based on its respective vendor specific objective evidence of fair value when all of the following conditions are met: a signed contract is obtained, delivery has occurred, fee is fixed and determinable and collectibility is probable.

If an ongoing vendor obligation exists under the license arrangement, or if any uncertainties with regard to customer acceptance are significant, revenue for the related element is deferred based on its vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is determined as being the price for the element when sold separately. If vendor specific objective evidence of fair value does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

TRANSLATION OF NON-US CURRENCIES

Oilfield Services' functional currency is primarily the US dollar. SchlumbergerSema functional currencies are primarily local currencies. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders' Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 2001 results were transaction losses of $7 million, compared with losses of $4 million and $12 million in 2000 and 1999, respectively.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit partially offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2001, contracts were outstanding for the US dollar equivalent of $851 million in various foreign currencies. These contracts mature on various dates in 2002.

INVESTMENTS

Both short-term investments and fixed income investments, held to maturity comprise primarily eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, substantially all denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Substantially all the investments designated as held to maturity that were purchased and matured during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on such securities on December 31, 2001 were not significant.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months.


INVENTORIES

Inventories are stated at average cost or at market, whichever is lower. Inventory consists of materials, supplies and finished goods.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is amortized on a straight-line basis over 5 to 40 years. Accumulated goodwill amortization was $645 million and $563 million on December 31, 2001 and 2000, respectively. Intangible assets consist primarily of assembled workforce, technology, software and patents. Intangible assets are amortized over periods ranging from 3 to 10 years. Accumulated intangible assets amortization at December 31, 2001 and 2000 was $123 million and $35 million, respectively.

FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Fixed assets include the manufacturing cost (average cost) of oilfield technical equipment manufactured or assembled by subsidiaries of Schlumberger. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

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

CAPITALIZED INTEREST

Schlumberger capitalizes interest expense during the new construction or upgrade of qualifying assets. No interest expense was capitalized in 2001 and 2000. Interest expense capitalized in 1999 was $5 million.

IMPAIRMENT OF LONG-LIVED ASSETS

Schlumberger reviews the carrying value of its long-lived assets, including goodwill and intangible assets, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Schlumberger assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

Approximately $4 billion of consolidated income retained for use in the business on December 31, 2001 represented undistributed earnings of consolidated subsidiaries and the pro rata Schlumberger share of 20%-50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

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


                                  (Stated in thousands except per share amounts)
                               Income from           Average
                               Continuing            Shares             Earnings
                               Operations         Outstanding          Per Share
                             ---------------     ---------------     ---------------

2001
Basic                           $ 522,217             574,328              $ 0.91
                                                                   ===============
Effects of dilution:
      Options                                           5,886

                           ---------------     ---------------
Diluted                         $ 522,217             580,214              $ 0.91
                           ===============     ===============     ===============

2000
Basic                           $ 734,596             570,028              $ 1.29
                                                                   ===============
Effects of dilution:
      Options                                          10,048

                           ---------------     ---------------
Diluted                         $ 734,596             580,076              $ 1.27
                           ===============     ===============     ===============

1999
Basic                           $ 329,334             548,680              $ 0.60
                                                                   ===============
Effects of dilution:
      Options                                           7,916
      Warrants                                          7,193
                           ---------------     ---------------
Diluted                         $ 329,334             563,789              $ 0.58
                           ===============     ===============     ===============





RESEARCH & ENGINEERING

All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures. Included in 2001 expenditures was a charge of $25 million for in-process R&D related to the Bull CP8 acquisition.

NEW ACCOUNTING STANDARDS

In June 2001, SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets) were issued. SFAS 141 has been adopted by Schlumberger for acquisitions subsequent to June 30, 2001. SFAS 142 will be adopted by Schlumberger commencing January 1, 2002. As required by SFAS 142, Schlumberger will undertake a review for impairment in 2002. The preliminary findings of an independent valuation indicated there will be no impairment writedown in 2002.

Amortization of goodwill and other intangibles included in Schlumberger's results are as follows:

                                             (Stated in millions)

                                          Pretax
                         -----------------------------------------
                            2001            2000           1999
                         -----------   ------------   ------------
Goodwill                      $ 270           $ 96           $ 85
Work force                       22              -              -
Other intangibles                55              5              -
                         -----------   ------------   ------------
                              $ 347          $ 101           $ 85
                         ===========   ============   ============


With the adoption of SFAS 142, the equivalent amount of amortization for other intangibles is estimated to be $70 million in 2002. Amortization of goodwill and work force ceases.

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 will be adopted by Schlumberger commencing January 1, 2003. Schlumberger does not believe that the implementation of this standard will have any material effect on its financial position and results of operations.

In August 2001, SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was issued. SFAS 144 will be adopted by Schlumberger commencing January 1, 2002. Schlumberger does not believe that the implementation of this standard will have any material effect on its financial position and results of operations.

In November, the FASB EITF staff issued announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket"". As a result, customer reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, will be required to be included as Revenues effective January 1, 2002, and an equivalent amount of reimbursable expenses will be included in expenses. The adoption of this announcement will not have an effect on net income.

Charges - continuing operations
-------------------------------

Schlumberger recorded the following charges/credits in continuing operations:

In March 2001, a charge of $25 million for in-process R&D related to the Bull CP8 acquisition.

In June 2001, a charge of $280 million ($0.48 per share - diluted) for the estimated impairment charge from the disposition of certain Resource Management Services businesses.

In September 2001, a pretax credit of $42 million (after tax $3 million) representing the gain on the sale of the worldwide gas compression business, partially offset by an impairment charge relating to the expected disposition of certain activities. The proceeds from the sale of the worldwide gas compression business included $274 million in cash, a $150 million long-term subordinated note and newly issued Hanover Compressor Company shares with a value of $173 million. The shares have a three year marketability restriction. As part of the transaction, Schlumberger agreed that the financing of a certain joint venture project would be non-recourse to the buyer and would be executed prior to December 31, 2002. Accordingly, Schlumberger is obligated with respect to the financing to guarantee 30% (approximately $80 million) until the project is completed in late 2002. If as of December 31, 2002 refinancing has not become non-recourse to the buyer or the project has not achieved substantial completion, the buyer has an option to put its interest in such joint venture back to Schlumberger. The gain on the sale of this joint venture has been deferred.

In December 2001, a pretax credit of $119 million (net - $5 million after tax and minority interest, $0.01 per share - diluted), consisting primarily of the following:

 . A credit of $223 million ($117 million after tax) from the sale of the former Resource Management Services North American
         Water division.

 . A pretax charge of $43 million ($37 million after tax) for employee termination costs, principally in Europe and the US, related to Oilfield Services and SchlumbergerSema in response to current business conditions.

 .       A tax charge for reorganization costs of $29 million.

 . A further pretax charge of $28 million ($20 million after tax) related to the second quarter estimated loss on the divestiture of certain Resource Management Services businesses following the actual closing in the fourth quarter.

 . A $33 million pretax asset writedown ($23 million after tax and minority interest) following a recent determination of technological impairment related to certain Land seismic assets in the newly formed joint venture.

The above 2001 pretax amounts are recorded: an aggregated $119 million charge in Cost of goods sold and services, a $25 million charge in Research & engineering and a $10 million credit in Minority interest.

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

The pretax gain on the sale of the Gas Services businesses is included in Interest & other income. The pretax Semiconductor Solutions and WesternGeco charges are included in Cost of goods sold and services. A $9 million credit is included in Minority interest relating to the WesternGeco charges.

In March 1999, a pretax charge of $147 million partially offset by a pretax gain of $103 million (net - $58 million after tax, $0.10 per share - diluted), consisting of the following:

 . A charge of $118 million ($118 million after tax) related to the downsizing of its global Oilfield Services activities, including $108 million of severance costs and $10 million for asset impairments.

 . A charge of $29 million ($20 million after tax) related to Resource Management Services and Test & Transactions, consisting principally of $16 million of severance costs at several Resource Management Services facilities resulting from a downturn in business and $5 million of asset write downs.

 . A credit of $103 million ($80 million after tax) from the gain on the sale of financial instruments received in connection with the 1998 sale of the Retail Petroleum Systems business.

The pretax gain on the sale of financial instruments is included in Interest & other income. The pretax charge of $147 million is classified in Cost of goods sold and services.

In December 1999, a pretax charge of $77 million ($71 million after tax), classified in Cost of goods sold and services, consisting primarily of the following:

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

The December 2001 charge included severance costs of $41 million (775 people) of which $9 million (318 people) had been paid at December 31, 2001. The remaining severance costs are expected to be paid before June 30, 2002. The December 2000 charges included severance costs of $9 million (380 people) which have been paid.

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

Discontinued Operations on the Consolidated Statement of Income includes the operating results of the spun-off Sedco Forex business and the following charges:

 . In December 1999, an after-tax charge of $50 million ($0.09 per share - diluted) for costs directly associated with the spin-off.

 . In March 1999, an after-tax charge of $33 million ($0.06 per share - diluted) for severance costs ($13 million) and legal claims.

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

Summarized 1999 financial information for the discontinued operations, is as follows:

                            (Stated in millions)

                                   1999
                               -------------

Operating Revenue               $     648

Income before taxes             $      29

Income after taxes              $      37



Acquisitions
------------

Acquisition of Sema plc

On February 12, 2001, Schlumberger announced that it had reached an agreement with the board of directors of Sema plc on the terms of a recommended offer for the entire issued and to be issued share capital of Sema plc.

On March 8, 2001, a wholly owned subsidiary of Schlumberger acquired, through market purchases, approximately 20% of the issued share capital of Sema at a cost of $1 billion.

On April 6, 2001, the offer for the shares of Sema plc was declared unconditional in all respects. The aggregate consideration for the acquisition of 100% of the issued Sema shares was $5.15 billion (including expenses of the transaction) which was financed from existing cash resources and borrowings under a $3 billion credit facility.

On October 3, 2001, wholly owned subsidiaries of Schlumberger issued $1.9 billion European bonds (Euro 1.4 billion and (pound)425 million). The average rate of these bonds is 5.9% with maturity from 2008 through 2032. The proceeds from the issues were used to repay short-term bank loans originally taken out by those subsidiaries to finance the acquisition of Sema plc.

The acquisition was accounted for using the purchase method of accounting and the goodwill and identifiable intangibles aggregated $5.19 billion which are being amortized on a straight-line basis. Goodwill and identifiable intangibles are currently amortized on a straight-line basis over a composite life of 18 years.

The aggregate value of goodwill and identifiable intangibles comprised the following:

                                         (Dollars in billions)


Cost (including expenses)                      $    5.15
Purchase accounting adjustments/1/                  0.34
Net tangible assets acquired                       (0.30)
                                               ----------
                                               $     5.19
                                               ==========


1. Purchase accounting adjustments consisted primarily of severance costs ($84 million - 1781 people), facility reductions ($33 million), pension plan adjustments ($136 million) and tax restructuring costs ($50 million). At December 31, 2001, $26 million (593 people) of the severance costs had been paid. The remaining severance costs are expected to be paid before June 30, 2002.

For financial reporting purposes, Schlumberger included the results of operations of Sema in its consolidated accounts commencing April 1, 2001. If Sema had been included in the consolidated financial statements of Schlumberger from January 1, consolidated revenue for the twelve months ended December 31, 2001 would have increased by $538 million (unaudited) to $14.3 billion (unaudited) and consolidated net income would have decreased by approximately $140 million (unaudited), to $382 million (unaudited), related primarily to increased interest expense and amortization of intangibles, and lower interest income. On a proforma basis, Schlumberger 2000 operating revenue and net income would have been $12 billion (unaudited) and $300 million (unaudited), respectively.

Sema is an IT services company (with approximately 22,000 employees at the date of acquisition) that provides its customers with design, implementation, operations and management of information systems and IT-related consulting services. Among the industry sectors which Sema serves, Sema has increasingly focused on the telecommunications and finance sectors, and provides a range of its own software products specifically designed for these sectors in addition to its IT services. Sema's customers include a wide variety of businesses and governmental departments around the world. Sema's services and product offerings include systems integration and consulting; software products for the telecommunications, energy, transport and finance sectors; and outsourcing.

Other Acquisitions

During 2001, subsidiaries of Schlumberger acquired the following:

 . In March, Bull CP8, a market leader in microprocessor-based smart cards and associated systems applications for the banking, mobile communications and network security industries. The acquisition price was $313 million in cash. Assets acquired included identifiable intangibles (primarily patents) of $136 million and goodwill of $140 million. In-process R&D, which aggregated $25 million, was charged to expense in the first quarter.

 . In June, Infosynergi ASA, a Norwegian based company specializing in customer information and billing systems integration. The acquisition price was $29 million in cash. Assets acquired included goodwill of $29 million.

 . In September, Sensor Highways Limited, a UK based market leader in the design, manufacture and deployment of a new generation of fiber optic sensors specializing in real-time data solutions to the oil and gas, process and power distribution industries. The acquisition price was $100 million, consisting of $70 million in cash and $30 million in notes. Assets acquired included identifiable intangibles of $48 million and goodwill of $50 million.

 . In September, Phoenix Petroleum Services, a UK based leader in providing tools, technologies and techniques for optimizing production in artificially lifted wells, particularly those using submersible pumps. The acquisition price was $33 million in cash. Assets acquired included goodwill of $26 million.

These acquisitions were accounted for using the purchase method of accounting.

During 2000, subsidiaries of Schlumberger acquired the following:

 . In January, Telweb Inc., an Internet access company based in Quebec, Canada. The purchase price was $28 million and the assets acquired included goodwill of $28 million.

 . In April, Operational Services, Inc., which provides a systematic approach to production management though efficient systems and processes. The purchase price was $13 million and the assets acquired included goodwill of $13 million.

 . In May, substantially all of the assets of CellNet Data Systems, Inc., a provider of telemetry services for the development and deployment of large-scale automatic metering reading systems. The acquisition was handled through Chapter 11 procedure and was approved by the bankruptcy court. The purchase price was $209 million and there was no goodwill arising on the acquisition.

 . In October, Data Marine Systems Limited, a global provider of telecommunications services for transmitting data from remote locations. The purchase price was $83 million and the assets acquired included goodwill of $75 million.

 . In November, a 70% interest in the Convergent Group, a provider of business consulting, software engineering, system integration and project management services. The purchase price was $263 million and the assets acquired included goodwill of $214 million.

 . In November, a 70% interest in WesternGeco, a new venture which combined the Schlumberger surface seismic business, Geco-Prakla, and the Western Geophysical seismic unit of Baker Hughes Incorporated. The purchase price was $720 million which comprised $500 million in cash and a 30% interest, valued at $220 million, in Geco-Prakla. There was no goodwill arising on the acquisition.

These acquisitions were accounted for using the purchase method of accounting.

Unaudited APB 16 proforma results pertaining to the above acquisitions are not presented as the impact was not significant.

During 1999, subsidiaries of Schlumberger acquired Merak, a market leader in petroleum software solutions; Secure Oil Tools, a leader in multilateral completions; and substantially all of the assets of Panther Software Corporation, a provider of hardware and software products and services for managing large volumes of seismic data. These acquisitions were accounted for using the purchase method of accounting and the total goodwill arising on the acquisitions was $106 million.

In the third quarter of 1999, the Omnes joint venture, created in 1995 between Schlumberger and Cable & Wireless, was restructured into two separate business units. Under the agreement, equal ownership and access to products, technology and intellectual property was given to both parent companies. Schlumberger retained ownership of the Omnes name. Omnes is now a fully operational company within Oilfield Services.

Investments in Affiliated Companies
-----------------------------------

In the third quarter of 1999, Schlumberger and Smith International Inc. entered into an agreement whereby their drilling fluids operations were combined to form a joint venture. Under the terms of the agreement, Schlumberger contributed its non-US drilling fluids business and a total of $325 million to the joint venture. Schlumberger owns a 40% interest in the joint venture and records income using the equity method of accounting. Schlumberger's investment on December 31, 2001 and 2000 was $573 million and $461 million, respectively. Schlumberger's equity income from this joint venture in 2001 was $51 million and $33 million in 2000.

Investments
-----------

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Except for $146 million of investments which are considered trading on December 31, 2001 ($139 million in 2000), under normal circumstances it is the intent of Schlumberger to hold the investments until maturity.

Fixed income investments mature as follows: $123 million in 2003, $173 million in 2004 and $280 million in 2005.

On December 31, 2001, there were no interest rate swap arrangements outstanding related to investments. Interest rate swap arrangements had no material effect on consolidated interest income.

Securitization
--------------

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable and subsequently amended up to $350 million. The amount of receivables sold under this agreement totaled $176 million at December 31, 2001. Costs of the program, which primarily consist of the purchasers' financing and administrative costs, were not significant.

Schlumberger continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all Schlumberger accounts receivable, including the portion of receivables sold. Unless extended by amendment, the agreement expires in September 2002.

Fixed Assets
------------

A summary of fixed assets follows:

                                                 (Stated in millions)

December 31,                         2001               2000
                                 -------------      -------------

Land                              $      82         $       80
Building & Improvements               1,050              1,081
Machinery & Equipment                10,047              9,661
                                 -------------      -------------

Total cost                           11,179             10,822
Less accumulated depreciation         6,351              6,427

                                 -------------      -------------
                                  $   4,828          $   4,395
                                 =============      =============

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 13% is being depreciated over 16 to 25 years, 14% over 10 to 15 years and 73% over 2 to 9 years.

Long-term Debt
--------------

A summary of long-term debt by currency follows:


                                                 (Stated in millions)

December 31,                         2001               2000
                                 -------------      -------------

US dollar                         $   3,194          $   2,969
Euro                                  1,565                214
UK pound                              1,201                170
Canadian dollar                         129                 73
Japanese yen                            107                132
Other                                    20                 15
                                 -------------      -------------
                                  $   6,216          $   3,573
                                 =============      =============

During December 2001, the principal US subsidiary of Schlumberger initiated a US commercial paper program. At December 31, 2001, commercial paper borrowings totaled $335 million with a weighted average interest rate of 2.04%. Commercial paper borrowings are supported by a revolving credit agreement with the principal US subsidiary.

At December 31, 2001, the Euro borrowings included $747 million of 7 year bonds at 5.25% and $441 million of 10 year bonds at 5.875% issued by a principal subsidiary in France. The aggregate fair market value at December 31, 2001 approximated the stated value.

At December 31, 2001, the UK pound borrowings included $362 million of 7 year bonds at 6.25% and $253 million of 31 year bonds at 6.50% issued by a principal subsidiary in the UK. The aggregate fair market value at December 31, 2001 was $642 million.

The remainder of the long-term debt is at variable interest rates; the weighted-average interest rate of the debt outstanding on December 31, 2001 was 3.19%. Such rates are reset every six months or sooner. The carrying value of long-term debt on December 31, 2001 approximates the aggregate fair market value.

Long-term debt on December 31, 2001, is due as follows: $3,129 million in 2003, $571 million in 2004, $485 million in 2005, $138 million in 2006 and $1,893 million thereafter.

On December 31, 2001, interest rate swap arrangements outstanding were: pay fixed/receive floating on US dollar debt of $800 million; pay fixed/receive floating on Japanese yen debt of $84 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements increased consolidated interest expense in 2001 by $16 million.

Lines of Credit
---------------

On December 31, 2001, wholly owned subsidiaries of Schlumberger had separate lines of credit agreements aggregating $7.7 billion with commercial banks, of which $7.1 billion was committed and $2.5 billion was available and unused. Interest rates and other terms of borrowing under these lines of credit vary from country to country. Commercial paper borrowings are classified as long-term debt to the extent of the available and unused committed facilities maturing in more than one year because of the ability under these credit agreements and the intent to maintain these obligations for longer than one year. In January 2002, Schlumberger and its subsidiaries replaced $2.5 billion of revolving credit agreements and $1.8 billion of term loans with three new revolving credit agreements totaling $4.6 billion, of which $3.6 billion matures in January 2007 and $1 billion matures in January 2003. Schlumberger plans to use these new revolving credit facilities to backup borrowings under its commercial paper programs in the United States and Europe and therefore expects these facilities to remain largely undrawn. At January 31, 2002, $3.7 billion of these new facilities was available unused.

Derivative Instruments and Hedging Activities
---------------------------------------------

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

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to Schlumberger's operations as exchange rate changes may affect profitability and cash flow. Schlumberger uses foreign currency forward exchange contracts, swaps and options. Schlumberger also maintains an interest rate risk management strategy that uses fixed rate debt and derivatives to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.

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

At December 31, 2001, Schlumberger recognized a net $49.5 million charge in Stockholders' Equity relating to derivative instruments and hedging activities. This charge was primarily due to the change in the fair market value of Schlumberger's US interest rate swaps as a result of declining interest rates. The effect on Stockholders' Equity as of the date of adoption, January 1, 2001, was not significant.

Capital Stock
-------------

Schlumberger is authorized to issue 1,500,000,000 shares of common stock, par value $0.01 per share, of which 575,890,398 and 572,724,694 shares were outstanding on December 31, 2001 and 2000, respectively. Schlumberger is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock and preferred stock are entitled to one vote for each share of stock held.

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

Stock Compensation Plans
------------------------

As of December 31, 2001, Schlumberger had two types of stock-based compensation plans, which are described below. Schlumberger applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

                                  (Stated in millions except per share amounts)
                                  2001                2000                 1999
                               ------------       -------------       ----------
Net income

      As reported               $     522          $     735           $     367
      Pro forma                 $     386          $     633           $     268

Basic earnings per share
      As reported               $    0.91          $    1.29           $    0.67
      Pro forma                 $    0.67          $    1.11           $    0.49

Diluted earnings per share
      As reported               $    0.91          $    1.27           $    0.65
      Pro forma                 $    0.67          $    1.09           $    0.48



STOCK OPTION PLANS

During 2001, 2000, 1999 and in prior years, officers and key employees were granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option's maximum term is ten years, and options generally vest in 20% increments over five years.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 2001, 2000 and 1999: dividend of $0.75; expected volatility of 32-35% for

2001 grants, 27-33% for 2000 grants and 25-29% for 1999 grants; risk-free interest rates for the 2001 grants of 4.91% for officers and 3.87%-5.01% for the 2001 grants to all other employees; risk-free interest rates for the 2000 grants of 5.75%-6.84% for officers and 5.69%-6.72% for the 2000 grants to all other employees; risk-free interest rates for the 1999 grants of 4.92%-5.29% for officers and 4.80%-6.25% for the 1999 grants to all other employees; and expected option lives of 5.51 years for officers and 5.02 years for other employees for 2001 grants, expected option lives of 7.16 years for officers and
5.49 years for other employees for 2000 grants, 7.14 years for officers and 5.28 years for other employees for 1999 grants.

A summary of the status of the Schlumberger stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                      2001                       2000                      1999/1/
                            ------------------------- --------------------------- -------------------------
                                            Weighted-                   Weighted-                 Weighted-
                                             average                     average                   average
                                            exercise                    exercise                  exercise
Fixed Options                 Shares          price         Shares        price        Shares       price
-----------------------------------------------------------------------------------------------------------

Outstanding at
   beginning of year         31,208,321      $ 54.43      31,613,924     $ 46.25     30,310,579    $ 42.50
Granted                       4,110,468      $ 61.55       5,643,500     $ 79.64      6,012,168    $ 54.04

Exercised                    (1,444,588)     $ 31.88      (5,447,870)    $ 30.76     (3,634,790)   $ 28.68

Forfeited                    (1,037,861)     $ 71.27        (601,233)    $ 62.03     (1,074,033)   $ 52.50

                            ------------              ---------------             --------------
Outstanding at year-end      32,836,340      $ 55.80      31,208,321     $ 54.54     31,613,924    $ 46.25
                            ============              ===============             ==============

Options exercisable at
   year-end                  19,724,680                   16,277,868                 16,396,821
Weighted-average fair
   value of options granted
   during the year           $    21.51                   $    30.03                 $    17.72

/1/  Shares and exercise price have been restated to reflect adjustments made as a result of the spin-off of Sedco Forex, in accordance with EITF Issue 90-9, Changes to Fixed Employee Stock Option Plans as
     Result of Equity Restructuring.

The following table summarizes information concerning currently outstanding and exercisable options by five ranges of exercise prices on December 31, 2001:

                                       Options Outstanding                     Options Exercisable
                        -----------------------------------------------  --------------------------------
                                             Weighted-        Weighted-                         Weighted-
                            Number            average          average            Number         average
Range of                  outstanding        remaining        exercise        exercisable       exercise
exercise prices          as of 12/31/01   contractual life      price         as of 12/31/01      price
---------------------------------------------------------------------------------------------------------

$  3.831 - $22.073                162,795      3.62            $18.573              162,795      $18.573
$24.142 - $30.710               7,270,886      2.64            $27.808            7,270,886      $27.808
$30.795 - $44.843               4,465,540      4.71            $39.253            4,114,998      $38.778
$46.075 - $65.330               9,917,581      7.95            $56.857            2,744,519      $53.966
$71.315 - $82.348              11,019,538      7.26            $80.582            5,431,482      $80.974
                          ---------------                                   ---------------
                               32,836,340      6.08            $55.803           19,724,680      $48.300
                          ===============                                   ===============

EMPLOYEE STOCK PURCHASE PLAN

Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 85% of the lower of its beginning or end of the Plan year market price. Under the Plan, Schlumberger sold 1,752,833, 1,431,309 and 1,324,848 shares to employees in 2001, 2000 and 1999, respectively. Compensation cost has been computed for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999: Dividend of $0.75; expected life of one year; expected volatility of 36% for 2001, 38% for 2000 and 40% for 1999; and risk-free interest rates of 3.03% for 2001, 5.71% for 2000 and 5.33% for 1999. The weighted-average fair value of those purchase rights granted in 2001, 2000 and 1999, was $15.540, $23.141 and $19.829, respectively.

Income Tax Expense
------------------

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

In 2001, pretax book income in the US included gains from business divestitures aggregating approximately $360 million; outside the US, pretax book income includes losses on business divestitures of approximately $300 million. Pretax book income from continuing operations subject to US and non-US income taxes for each of the three years ended December 31, was as follows:

                                                   (Stated in millions)
                                  2001           2000           1999
                                ---------      ----------     ----------

United States                    $   714           $  51          $(172)
Outside United States                412             910            653

                                ---------      ----------     ----------
Pretax income                    $ 1,126           $ 961          $ 481
                                =========      ==========     ==========

Schlumberger had net deductible temporary differences of $1.0 billion on December 31, 2001, $1.0 billion on December 31, 2000 and $1.1 billion on December 31, 1999. Temporary differences at December 31, 2001 pertain to postretirement medical benefits ($0.5 billion), employee benefits ($0.2 billion), and fixed assets, inventory and other ($0.3 billion).

The components of consolidated income tax expense from continuing operations were as follows:



                                                       (Stated in millions)
                                 2001             2000              1999
                              -----------      -----------       -----------
Current:
   United States - Federal         $ 337            $  21             $ (74)
   United States - State              44                4                (7)
   Outside United States             193              194               206

                              -----------      -----------       -----------
                                   $ 574            $ 219             $ 125
                              -----------      -----------       -----------
Deferred:
   United States - Federal         $   5            $  (3)            $  14
   United States - State               3               (2)                1
   Outside United States              (7)              14                 1

                              -----------      -----------       -----------
                                   $   1            $   9             $  16
                              -----------      -----------       -----------

Consolidated taxes on income       $ 575            $ 228             $ 141
                              ===========      ===========       ===========

Effective tax rate                   51%              24%               30%
                              ===========      ===========       ===========


During 2001, Schlumberger recorded several charges/credits in continuing operations as more fully described on page 36. Excluding these charges/credits, the consolidated effective tax rate would have been 32%. Excluding the charges/credits and amortization of goodwill/intangibles, the consolidated effective tax rate would have been 27%. The variation from the US statutory federal tax rate (35%) and 27% was due primarily to a substantial proportion of operations in countries where taxation on income is lower than in the US.

For 2000 and 1999, the variations from the US statutory federal tax rate (35%) and Schlumberger effective tax rates were due to several factors, including a substantial proportion of operations in countries where taxation on income is lower than in the US partially offset by the effect of permanent book/tax differences in the US, such as goodwill amortization.

Leases and Lease Commitments
----------------------------

Total rental expense was $390 million in 2001, $287 million in 2000 and $303 million in 1999. Future minimum rental commitments under noncancelable leases for years ending December 31 are: $173 million in 2002; $152 million in 2003; $141 million in 2004; $108 million in 2005; and $108 million in 2006. For the ensuing three five-year periods, these commitments decrease from $300 million to $76 million. The minimum rentals over the remaining terms of the leases aggregate to $32 million.

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

Schlumberger's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and receivables from clients. Schlumberger places its cash and cash equivalents with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger actively evaluates the creditworthiness of the issuers in which it invests. The receivables from clients are concentrated within a few significant industries and geographies.

Segment Information
-------------------

Schlumberger operates two reportable segments: Oilfield Services (OFS) and SchlumbergerSema (SLSEMA).

The Oilfield Services segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: First, North America
(NAM) is a major self-contained market. Second, Latin America (LAM) comprises regional markets that share a common dependence on the United States. Third, Europe (ECA) is another major self-contained market that includes the CIS and West Africa, whose economy is increasingly linked to that of Europe. Fourth, Other Eastern includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. Schlumberger believes that all the products/services are interrelated and expects similar performance from each.

The SchlumbergerSema segment is a leading information technology services company providing domain expertise and global capabilities delivered on a local basis. The company has proven capabilities delivering consulting, systems integration, managed services and products serving the telecommunications, energy & utilities, finance, transport, public sector markets and oil and gas markets.

Financial information for the years ended December 31, 2001, 2000 and 1999, by segment, is as follows:

                          -------------------------------------------------------------------------------------
                                                    Other            Total                    Elims/
2001                        NAM     LAM     ECA    Eastern  Elims     OFS    SLSEMA  Other (1) Other  Consolidated
                          -------------------------------------------------------------------------------------

Revenue                    $3,655 $ 1,479  $ 2,139 $ 2,105   $ 395   $ 9,773  $3,045    $ 997   $ (69)$ 13,746
                          =====================================================================================
Segment Income              $ 551   $ 163    $ 266   $ 392   $ (84)  $ 1,288    $ 30     $ 30  $ (303) $ 1,045
Minority Interest               -       -        -       -      35        35       5        1      (3)      38
Income Tax Expense (2)        329      42       83      69      13       536      (7)      (3)   (114)     412
                          -------------------------------------------------------------------------------------
Segment Income before tax
and MI                      $ 880   $ 205    $ 349   $ 461   $ (36)  $ 1,859    $ 28     $ 28  $ (420) $ 1,495
                          =============================================================================
Interest Income                       $ 5                                                                  154
                                  ========
Interest Expense                     $ (5)                                                                (380)
                                  ========
Charges                                                                                                   (143)
                                                                                                      ---------
Pretax Income                                                                                          $ 1,126
                          =====================================================================================
Segment Assets             $3,086 $ 1,606   $2,206 $ 1,751 $ 2,691  $ 11,340  $8,254    $ 367     $ - $ 19,961
Corporate Assets                                                                                         2,365
                                                                                                      ---------
Total Assets                                                                                          $ 22,326
                          =====================================================================================
Depreciation/Amortization(3)$ 610   $ 164    $ 278   $ 260    $ 42   $ 1,354   $ 131     $ 56   $ 355  $ 1,896
                          =====================================================================================
Capital Expenditures (3)    $ 999   $ 238    $ 317   $ 395   $ 211   $ 2,160   $ 231     $ 49    $ 29  $ 2,469
                          -------------------------------------------------------------------------------------

                          (1)  Includes Semiconductor Solutions and the divested Resource Management Services businesses.
                          (2)  2001 income tax expense excludes $163 million related to the Charges.
                          (3)  Includes multiclient seismic data costs.


                        -------------------------------------------------------------------------------------
                                                    Other            Total                    Elims/
2000                        NAM     LAM     ECA    Eastern  Elims     OFS    SLSEMA  Other (1) Other  Consolidated
                          -------------------------------------------------------------------------------------
Revenue                   $ 2,413 $ 1,151  $ 1,603 $ 1,646   $ 333   $ 7,146 $ 1,049  $ 1,475   $ (59) $ 9,611
                          =====================================================================================
Segment Income              $ 235    $ 64    $ 153   $ 281    $ 36     $ 769    $ 28     $ 51  $ (133)   $ 715
Minority Interest               -       -        -       -      (1)       (1)      6        1       -        6
Income Tax Expense (2)        145      22       56      29      42       294     (22)       9     (63)     218
                          -------------------------------------------------------------------------------------
Segment Income before tax
and MI                      $ 380    $ 86    $ 209   $ 310    $ 77   $ 1,062    $ 12     $ 61  $ (196)   $ 939
                          ==============================================================================
Interest Income                       $ 5                                                                  297
                                  ========
Interest Expense                     $ (3)                                                                (273)
                                  ========
Charges                                                                                                     (2)
                                                                                                     ----------
Pretax Income                                                                                            $ 961
                          =====================================================================================
Segment Assets             $2,984 $ 1,305  $ 1,689 $ 1,475 $ 1,884   $ 9,337 $ 1,339  $ 1,170     $ - $ 11,846
Corporate Assets                                                                                         5,327
                                                                                                      ---------
Total Assets                                                                                          $ 17,173
                          =====================================================================================
Depreciation/
Amortization(3)             $ 403   $ 187    $ 221   $ 229    $ 12   $ 1,052    $ 28     $ 78   $ 113  $ 1,271
                          =====================================================================================
Capital Expenditures (3)    $ 608   $ 212    $ 259   $ 261    $ 23   $ 1,363    $ 42    $ 133     $ 8  $ 1,546
                          -------------------------------------------------------------------------------------
                          (1)  Includes Semiconductor Solutions and the divested Resource Management Services businesses.
                          (2)  2000 income tax expense excludes $10 million related to the Charges.
                          (3)  Includes multiclient seismic data costs.




                              --------------------------------------------------------------------------------------------------
                                                             Other              Total                        Elims/
1999                             NAM       LAM      ECA     Eastern    Elims     OFS     SLSEMA   Other (1)  Other   Consolidated
                              --------------------------------------------------------------------------------------------------

Revenue                          $1,649     $ 947  $ 1,514   $ 1,561     $ 265  $ 5,936     $ 851    $1,640    $ (32)   $ 8,395
                              ==================================================================================================
Segment Income                     $ 84       $ -     $ 83     $ 237      $ 39    $ 442      $ 41      $ 48   $ (117)     $ 414
Minority Interest                     -         -        -         -         -        -         9         2        -         11
Income Tax Expense (2)               40        20       42        56        15      174        13        (8)     (47)       132
                              --------------------------------------------------------------------------------------------------
Segment Income before tax and MI  $ 124      $ 20    $ 125     $ 293      $ 54    $ 616      $ 63      $ 42   $ (164)     $ 557
                              =======================================================================================
Interest Income                               $ 7                                                                           228
                                        ==========
Interest Expense                             $ (6)    $ (1)                                            $ (2)               (184)
                                        ===================                                       ==========
Charges                                                                                                                    (120)
                                                                                                                     =----------
Pretax Income                                                                                                             $ 481
                              ==================================================================================================
Segment Assets                   $1,787     $ 992  $ 1,414    $1,299    $1,954  $ 7,446     $ 655    $1,298      $ -    $ 9,399
Corporate Assets                                                                                                          5,682
                                                                                                                     -----------
Total Assets                                                                                                           $ 15,081
                              ==================================================================================================
Depreciation/Amortization (3)     $ 316     $ 156    $ 226     $ 236      $ 16    $ 950      $ 35      $ 68     $ 97    $ 1,150
                              ==================================================================================================
                              ==================================================================================================
Capital Expenditures (3)          $ 322     $ 189    $ 161     $ 183      $ 68    $ 923      $ 29      $ 57     $ 10    $ 1,019
                              --------------------------------------------------------------------------------------------------

                              (1)  Includes Semiconductor Solutions and the divested Resource Management Services businesses.
                              (2)  1999 income tax expense excludes $8 million related to the Charges.
                              (3)  Includes multiclient seismic data costs.


Corporate assets largely comprise short-term and long-term investments.

During the three years ended December 31, 2001, no single customer exceeded 10% of consolidated revenue.

The accounting policies of the segments are the same as those described in Summary of Accounting Policies.

Oilfield Services' net income eliminations include: certain headquarters administrative costs which are not allocated geographically, manufacturing and certain other operations, and costs maintained at the Oilfield Services level. In 2001, eliminations includes WesternGeco minority interest expense of $35 million.

Elims/Other principally comprises the amortization of goodwill and other intangibles ($347 million in 2001), as well as nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), which are not included in segment operating income.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. In each of the three years, only revenue in the US exceeded 10% of consolidated revenue. Revenue in the US in 2001, 2000 and 1999 was $5.1 billion, $3.5 billion and $2.5 billion, respectively.

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

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 2001 were 7.5%, 4.5% and 9%, respectively. In 2000, the assumptions were 7.75%, 4.5% and 9%, respectively. In 1999, the assumptions were 7%, 4.5% and 9%, respectively.

Net pension cost in the US for 2001, 2000 and 1999, included the following components:


                                                            (Stated in millions)

                                            2001                2000                1999
                                         ------------        ------------        ------------
Service cost-benefits earned
   during the period                            $ 38                $ 32                $ 45
Interest cost on projected
   benefit obligation                             84                  76                  73
Expected return on plan assets
   (actual return: 2001 - $(70);
   2000 - $(2); 1999 - $211)                    (101)                (97)                (86)
Amortization of transition
   assets                                         (1)                 (1)                 (2)
Amortization of prior service
   cost/other                                      7                   5                   6
Amortization of unrecognized
   net gain                                       (4)                (11)                  -

                                         ------------        ------------        ------------
   Net pension cost                             $ 23                 $ 4                $ 36
                                         ============        ============        ============


Effective January 1, 2000, Schlumberger and its subsidiaries amended their pension plans to improve retirement benefits for active employees.

The change in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2001 and 2000, was as follows:



                                                            (Stated in millions)

                                              2001                     2000
                                           ------------             ------------
Projected benefit obligation at
   beginning of the year                       $ 1,105                  $ 1,048
Service cost                                        38                       32
Interest cost                                       84                       76
Actuarial losses                                    96                       17
Benefits paid                                      (69)                     (62)
Amendments                                           -                       (6)
Projected benefit obligation at
                                           ------------             ------------
   end of the year                             $ 1,254                  $ 1,105
                                           ============             ============

Plan assets at market value at
   beginning of the year                       $ 1,212                  $ 1,276
Actual return on plan assets                       (70)                      (2)
Employer contribution                                1                        -
Benefits paid                                      (69)                     (62)
Plan assets at market value at
                                           ------------             ------------
   end of the year                             $ 1,074                  $ 1,212
                                           ============             ============

Excess of assets over projected
   benefit obligation                           $ (180)                   $ 107
Unrecognized net gain                                1                     (266)
Unrecognized prior service cost                     27                       30
Unrecognized net asset at
   transition date                                   -                       (1)
                                           ------------             ------------
Pension liability                               $ (152)                  $ (130)
                                           ============             ============



The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were 7.25%, 4.5% and 9%, respectively, in 2001, and 7.5%, 4.5% and 9%, respectively, in 2000. Plan assets on December 31, 2001, consisted of common stocks ($630 million), cash or cash equivalents ($48 million), fixed income investments ($326 million) and other investments ($70 million). On December 31, 2001, there is no investment of the plan assets in Schlumberger common stock.

NON-US PENSION PLANS

Outside the US, subsidiaries of Schlumberger sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. For all defined benefit plans, pension expense was $52 million, $23 million and $19 million in 2001, 2000 and 1999, respectively. Based on plan assets and the projected benefit obligation, the only significant defined benefit plan is in the UK.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 2001 and 2000 were 6%, 4% and 9%, respectively. In 1999, the assumptions were 7%, 4% and 9%, respectively.

Net pension cost in the UK plan for 2001 (including the Sema plc plans), 2000 and 1999 (translated into US dollars at the average exchange rate for the periods), included the following components:


                                                            (Stated in millions)

                                                 2001                  2000                   1999
                                         -------------          ------------           ------------
Service cost-benefits earned
   during the period                             $ 47                  $ 22                   $ 22
Interest cost on projected
   benefit obligation                              44                    17                     15
Expected return on plan assets
   (actual return: 2001 - ($47);
   2000 - ($28); 1999 - $106)                     (68)                  (34)                   (33)
Amortization of transition
   asset and other                                 (2)                   (5)                    (6)

                                         -------------          ------------           ------------
Net pension cost                                 $ 21                   $ -                   $ (2)
                                         =============          ============           ============




The change in the projected benefit obligation, plan assets and funded status of the plan, including the Sema plc plans (translated into US dollars at year-end exchange rates) was as follows:



                                                            (Stated in millions)

                                              2001                     2000
                                           ------------             ------------
Projected benefit obligation at
   beginning of the year                         $ 311                    $ 290
Acquisition of Sema                                580                        -
Service cost                                        47                       22
Interest cost                                       44                       17
Actuarial losses                                    55                       19
Gain in exchange                                    (2)                     (26)
Benefits paid                                      (21)                     (11)
Disposals                                          (25)                       -
Projected benefit obligation at
                                           ------------             ------------
   end of the year                               $ 989                    $ 311
                                           ============             ============

Plan assets at market value at
   beginning of the year                         $ 385                    $ 454
Acquisition of Sema                                540                        -
Actual return on plan assets                       (47)                     (28)
Loss in exchange                                    (5)                     (38)
Employer contribution                               31                        7
Employee contributions                               6                        1
Benefits paid                                      (21)                     (11)
Disposals                                          (21)                       -
Plan assets at market value at
                                           ------------             ------------
   end of the year                               $ 868                    $ 385
                                           ============             ============

Excess of assets over projected
   benefit obligation                           $ (121)                    $ 74
Unrecognized net gain                              131                      (39)
Unrecognized prior service cost                      1                        1
Unrecognized net asset at
   transition date                                  (1)                      (2)
                                           ------------             ------------
Pension asset                                     $ 10                     $ 34
                                           ============             ============


The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were 6% and 4%, respectively, in 2001, and 6.5% and 4%, respectively, in 2000; the expected long-term rate of return on plan assets was 9% in 2001 and 2000. Plan assets consisted of common stocks ($702 million), cash or cash equivalents ($23 million) and fixed income investments ($143 million). None of the plan assets represented Schlumberger common stock.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 2001, 2000 and 1999, were $32 million, $22 million and $24 million, respectively.

OTHER DEFERRED BENEFITS

In addition to providing pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing. Expenses for these programs were $192 million, $114 million and $73 million in 2001, 2000 and 1999, respectively.

HEALTH CARE BENEFITS

Schlumberger and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $68 million, $60 million and $53 million in 2001, 2000 and 1999, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Schlumberger and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 7.5% in 2001, 7.75% in 2000 and 7% in 1999. The overall medical cost trend rate assumption is 9.5% graded to 5% over the next six years and 5% thereafter.

Net periodic postretirement benefit cost in the US for 2001, 2000 and 1999, included the following components:


                                                            (Stated in millions)

                                          2001               2000                1999
                                       ------------       ------------        ------------

Service cost - benefits
   earned during the period                   $ 13               $ 10                $ 11
Interest cost on accumulated
   postretirement benefit obligation            32                 28                  23
Amortization of unrecognized net
   gain and other                               (1)                (3)                 (3)
                                       ------------       ------------        ------------
                                              $ 44               $ 35                $ 31
                                       ============       ============        ============

The change in accumulated postretirement benefit obligation and funded status on December 31, 2001 and 2000, was as follows:



                                                            (Stated in millions)

                                                   2001                    2000
                                               -------------           -------------

Accumulated postretirement benefit
   obligation at beginning of the year                $ 398                   $ 320
Service cost                                             13                      10
Interest cost                                            32                      28
Actuarial losses (gains)                                 53                      57
Benefits paid                                           (18)                    (17)
                                               -------------           -------------
Accumulated postretirement benefit
   obligation at the end of the year                    478                     398
Unrecognized net gain                                    14                      67
Unrecognized prior service cost/other                    13                      11
Postretirement benefit liability
                                               -------------           -------------
   on December 31                                     $ 505                   $ 476
                                               =============           =============


The components of the accumulated postretirement benefit obligation on December 31, 2001 and 2000, were as follows:



                                                (Stated in millions)
                                        2001                2000
                                    -------------        ------------

Retirees                                   $ 237               $ 216
Fully eligible                                67                  47
Actives                                      174                 135

                                    -------------        ------------
                                           $ 478               $ 398
                                    =============        ============




The assumed discount rate used to determine the accumulated postretirement benefit obligation was 7.25% for 2001 and 7.50% for 2000.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2001 would have been $53 million, and the accumulated postretirement benefit obligation would have been $560 million on December 31, 2001.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2001 would have been $38 million, and the accumulated postretirement benefit obligation would have been $412 million on December 31, 2001.

Supplementary Information
-------------------------

Operating revenue and related cost of goods sold and services for continuing operations comprised the following:



                                                            (Stated in millions)

Year ended December 31,               2001                2000                1999
                                   ------------       -------------       -------------

Operating revenue
      Products                        $  4,896             $ 4,225             $ 3,822
      Services                           8,850               5,386               4,573

                                   ------------       -------------       -------------
                                      $ 13,746             $ 9,611             $ 8,395
                                   ============       =============       =============

Direct operating costs
      Goods sold                      $  2,876             $ 2,582             $ 2,461
      Services                           7,255               4,790               4,288
                                   ------------       -------------       -------------
                                      $ 10,131             $ 7,372             $ 6,749
                                   ============       =============       =============

Cash paid for interest and income taxes for continuing operations was as follows:

                                                            (Stated in millions)

Year ended December 31,               2001                2000                1999
                                   ------------       -------------       -------------

Interest                                 $ 363               $ 268               $ 200
Income taxes                             $ 298               $ 231               $ 182


Accounts payable and accrued liabilities are summarized as follows:


                                                 (Stated in millions)
Year ended December 31,                  2001                2000
                                     -------------        ------------

Payroll, vacation and
   employee benefits                      $   929             $   672
Trade                                       1,184                 946
Taxes, other than income                      312                 204
Other                                       2,082               1,089

                                     -------------        ------------
                                          $ 4,507             $ 2,911
                                     =============        ============


Interest and other income includes the following:


                                                            (Stated in millions)

                                                2001            2000             1999
                                             ------------    ------------    -------------
Interest income                                    $ 159           $ 302            $ 235
Equity in net earnings of
   affiliated companies                               62              39               19
Gain on sale of business                               -              82                -
Gain on sale of financial instruments                 21               -              103
                                             ------------    ------------    -------------
                                                   $ 242           $ 423            $ 357
                                             ============    ============    =============

To the Board of Directors and
Stockholders
of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   /s/   PricewaterhouseCoopers LLP
-----------------------------------
PricewaterhouseCoopers LLP
New York, New York
January 22, 2002

QUARTERLY RESULTS
-----------------
(UNAUDITED)

The following table summarizes results for each of the four quarters for the years ended December 31, 2001 and 2000. Gross margin equals operating revenue less cost of goods sold and services.


                                   (Stated in millions except per share amounts)

                                                         Earnings per share
                              Gross         Net         --------------------
                Revenue       Margin       Income       Basic       Diluted
                -------       ------       ------       -----       -------
Quarters-2001
First/1/         $ 2,910       $   717        $ 235      $ 0.41       $ 0.41
Second/2/           3,635          565          (93)      (0.16)       (0.16)
Third/3/            3,624          916          195        0.34         0.34
Fourth/4/           3,577          906          185        0.32         0.32
              ------------  -----------  -----------  ----------   ----------
                 $ 13,746      $ 3,104        $ 522      $ 0.91       $ 0.91
              ============  ===========  ===========  ==========   ==========

Quarters-2000
First            $  2,138      $   478        $ 136      $ 0.24       $ 0.24
Second              2,338          508          156        0.27         0.27
Third               2,447          556          205        0.36         0.35
Fourth/5/           2,688          555          238        0.42         0.41
              ------------  -----------  -----------  ----------   ----------
                 $  9,611      $ 2,097        $ 735      $ 1.29       $ 1.27
              ============  ===========  ===========  ==========   ==========


1 Includes a $25 million (pretax and after tax) in-process R&D charge ($0.04 per share - diluted).
2    Includes a net, after-tax charge of $280 million ($0.48 per share -
     diluted).
3    Includes a net, after-tax credit of $3 million ($0.00 per share-diluted).
4    Includes a net, after-tax credit of $5 million ($0.01 per share-diluted).
5 Includes a net, after-tax and minority interest charge of $3 million ($0.00 per share-diluted).




Item 9        Changes in and Disagreements with Accountants on Accounting
------        -----------------------------------------------------------
              and Financial Disclosures
              -------------------------

NONE

PART III

Item 10       Directors and Executive Officers of the Registrant
-------       --------------------------------------------------

See Part I (on pages 6 and 7) for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, "Election of Directors", in the Company's Proxy Statement to be filed for the April 10, 2002 Annual General Meeting, and is incorporated by reference.

Item 11       Executive Compensation
-------       ----------------------

The information set forth under "Executive Compensation" (other than that set forth under the subcaptions "Corporate Performance Graph" and "Compensation Committee Report on Executive Compensation") in the Company's Proxy Statement to be filed for the April 10, 2002 Annual General Meeting, is incorporated by reference.

Item 12       Security Ownership of Certain Beneficial Owners and Management
-------       --------------------------------------------------------------

The information with respect to Item 12 is set forth in the Company's Proxy Statement to be filed for the April 10, 2002 Annual General Meeting under the caption, "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

Item 13       Certain Relationships and Related Transactions
-------       ----------------------------------------------

Information regarding this item may be found on page 2, the last two sentences of footnote 2, in the Company's Proxy Statement to be filed for the April 10, 2002 Annual General Meeting and is incorporated by reference.

PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------       ---------------------------------------------------------------

The following documents are filed as part of this report:

                                                                                                  Page(s)
            (1)      Financial Statements

                     Consolidated Statement of Income

                     for the three years ended December 31, 2001                                     28

                     Consolidated Balance Sheet

                     at December 31, 2001 and 2000                                                   29

                     Consolidated Statement of Cash Flows

                     for the three years ended December 31, 2001                                     30

                     Consolidated Statement of Stockholders' Equity

                     for the three years ended December 31, 2001                                     31

                     Notes to Consolidated Financial Statements                                   32 to 55

                     Report of Independent Accountants                                               56

                     Quarterly Results (Unaudited)                                                   57

Financial statements of 20% - 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

            (2)      Financial Statement Schedules not required

            (3) The following Exhibits are filed or incorporated by reference as indicated in the Index to Exhibits:

                     Deed of Incorporation                                                     Exhibit 3(a)
                     as last amended on May 4, 2001

                     By-Laws as last amended on April 19, 2001                                 Exhibit 3(b)

  The Company is party to a number of [other] long-term debt agreements that, pursuant to Regulation S-K, Item 601(b)(4)(iii), are not filed as exhibits.
  The Company agrees to furnish copies of these agreements to the Commission upon its request.

                     Schlumberger 1994 Stock Option Plan*                                      Exhibit 10 (a)
                     as amended on January 5, 1995

                     Schlumberger 1994 Stock Option Plan*                                      Exhibit 10(b)
                     Second Amendment

                     Schlumberger 1994 Stock Option Plan*                                      Exhibit 10(c)
                     Third Amendment

                     Schlumberger Limited Supplementary Benefit Plan*                          Exhibit 10(d)
                     as amended on January 1, 1995


________________________

* Compensatory plan required to be filed as an exhibit.

                     Schlumberger 1989 Stock Incentive Plan*                                   Exhibit 10(e)
                     as amended

                     Schlumberger 1989 Stock Incentive Plan*                                   Exhibit 10(f)
                     Third Amendment

                     Schlumberger Restoration Savings Plan*                                    Exhibit 10(g)

                     Schlumberger 1998 Stock Option Plan*                                      Exhibit 10(h)

                     Schlumberger 1998 Stock Option Plan*                                      Exhibit 10(i)
                     First Amendment

                     1997 Long-Term Incentive Plan of Camco International                      Exhibit 10(j)
                     Inc.; Long-Term Incentive Plan of Camco International
                     Inc. Production Operators Corp. 1992 Long-Term
                     Incentive Plan; Camco
                     1996 Savings Related Share Option Scheme; Camco
                     International Inc. Amended and Restated Stock Option
                     Plan for Nonemployee Directors

                     Schlumberger 2001 Stock Option Plan*                                      Exhibit 10 (k)

                     Schlumberger Stock and Deferral Plan for                                  Exhibit 10 (l)
                     Non-Employee Directors*

                     Subsidiaries                                                              Exhibit 21

                     Consent of Independent Accountants                                        Exhibit 23
                     Powers of Attorney
                        (a) Don E. Ackerman - dated 1/17/02                                    Exhibit 24
                        (b) D. Euan Baird - dated 1/17/02
                        (c) John Deutch - dated 1/17/02
                        (d) Victor E. Grijalva - dated 1/17/02
                        (e) John Mayo - dated 2/15/02
                        (f) Andre Levy-Lang - dated 1/17/02
                        (g) William T. McCormick, Jr. - dated 1/17/02
                        (h) Didier Primat - dated 1/17/02
                        (i) Nicolas Seydoux - dated 1/17/02
                        (j) Linda G. Stuntz - dated 1/17/02
                        (k) Sven Ullring - dated 1/17/02
                        (1) Yoshihiko Wakumuto - dated 1/17/02

                     Additional Exhibit: Form S-8 Undertakings                                 Exhibit 99

No reports on Form 8-K were filed during the last quarter of the period covered by this 10-K report.



_______________________
* Compensatory plan required to be filed as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCHLUMBERGER LIMITED

Date:  February 28, 2002          By:      /s/ Jack Liu
                                     ----------------------------------------
                                           Jack Liu
                                  Executive Vice President and
                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Name                                                             Title
---------------------------------------------                   -------------------------------------------------


                     *                                          Director, Chairman, President and Chief
                                                                Executive Officer
---------------------------------------------

               D. Euan Baird

                     *                                          Director, Vice Chairman
---------------------------------------------
             Victor E. Grijalva


                /s/ Jack Liu                                    Executive Vice President and Chief Financial Officer
---------------------------------------------
                  Jack Liu


           /s/ Jean-Marc Perraud                                Controller and Chief Accounting Officer
---------------------------------------------
             Jean-Marc Perraud

                     *                                          Director
---------------------------------------------
              Don E. Ackerman

                     *                                          Director
---------------------------------------------
                John Deutch

                     *                                          Director
---------------------------------------------
              Andre Levy-Lang

                     *                                          Director
---------------------------------------------
                 John Mayo

                     *                                          Director
---------------------------------------------
         William T. McCormick, Jr.


                                   SIGNATURES


                    Name                                          Title
---------------------------------------------                   ----------

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

              Linda G. Stuntz

                     *                                          Director
---------------------------------------------

                Sven Ullring

                     *                                          Director
---------------------------------------------

             Yoshihiko Wakumoto


           /s/James L. Gunderson                                February 28, 2002
---------------------------------------------
*By James L. Gunderson   Attorney-in-Fact


                                INDEX TO EXHIBITS

                                                                                              Exhibit          Page
Deed of Incorporation as last amended on May 4, 2001 incorporated by reference to Form          3(a)            -
10-Q for the period ended June 30, 2001

By-Laws as last amended on April 19, 2001, incorporated by reference to Form 10-Q for           3(b)            -
the period ended June 30, 2001

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by            10(a)            -
reference to Exhibit 10(a) to Form 10-K for year 1995

Schlumberger 1994 Stock Option Plan - Second Amendment incorporated by reference to            10(b)            -
Exhibit 10(b) to Form 10-K for the year 1999

Schlumberger 1994 Stock Option Plan - Third Amendment incorporated by reference to             10(c)            -
Exhibit 10(c) to Form 10-K for the year 1999

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995,               10(d)            -
incorporated by reference to Exhibit 10(b) to Form 10K for 1996

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to               10(e)            -
Exhibit 10(c) to Form 10-K for year 1995

Schlumberger 1989 Stock Incentive Plan - Third Amendment incorporated by reference to          10(f)            -
Exhibit 10(f) to Form 10-K for the year 1999

Schlumberger Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to           10(g)            -
Form 10-K for year 1995

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form        10(h)            -
10-K for year 1997

Schlumberger 1998 Stock Option Plan - First Amendment incorporated by reference to             10(i)            -
Exhibit 10(i) to Form 10-K for the year 1999

1997 Long-Term Incentive Plan of Camco International Inc.;                                     10(j)            -
Long-Term Incentive Plan of Camco International Inc.;
Production Operators Corp. 1992 Long-Term Incentive Plan;
Camco 1996 Savings Related Share Option Scheme;
Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee
Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998

Schlumberger 2001 Stock Option Plan, incorporated by reference to Form 10Q for the             10(k)            -
period ended March 30, 2001

Schlumberger Stock and Deferral Plan for Non-Employee Directors                                10(l)           65

Subsidiaries                                                                                   21              70

Consent of Independent Accountants                                                             23              71

                                INDEX TO EXHIBITS

                                                                Exhibit           Page
Powers of Attorney                    dated:
         Don E. Ackerman              January 17, 2002           24(a)            72
         D. Euan Baird                January 17, 2002           24(b)            73
         John Deutch                  January 17, 2002           24(c)            74
         Victor E Grijalva            January 17, 2002           24(d)            75
         Andre Levy-Lang              January 17, 2002           24(e)            76
         John Mayo                   February 15, 2002           24(f)            77
         William T. McCormick, Jr.    January 17, 2002           24(g)            78
         Didier Primat                January 17, 2002           24(h)            79
         Nicolas Seydoux              January 17, 2002           24(i)            80
         Linda G. Stuntz              January 17, 2002           24(j)            81
         Sven Ullring                 January 17, 2002           24(k)            82
         Yoshihiko Wakumoto           January 17, 2002           24(l)            83

Additional Exhibits:
         Form S-8 Undertakings                                   99               84