Form 10-Q
period 2002-06-30
SCHLUMBERGER LTD /NY/
filed 2002-08-08
CIK 87347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:	Commission file No.:
June 30, 2002	1-4601

SCHLUMBERGER N.V.
(SCHLUMBERGER LIMITED)
(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 EAST 53 STREET, 57th Floor
NEW YORK, NEW YORK, U.S.A.	10022

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002
COMMON STOCK, $0.01 PAR VALUE	577,436,089

PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Stated in thousands except per share amounts)

	Periods Ended June 30,
	Second Quarter		Six Months
	2002	2001	2002	2001
REVENUE:
Operating	$3,388,561	$3,771,438	$6,697,917	$6,785,095
Interest & other income	38,176	59,388	72,013	149,417

	3,426,737	3,830,826	6,769,930	6,934,512

EXPENSES:
Cost of goods sold & services	2,637,495	3,206,384	5,237,585	5,502,346
Research & engineering	165,798	176,209	326,489	349,805
Marketing	95,331	140,948	191,074	228,365
General	163,360	193,885	324,627	314,480
Interest	96,413	108,757	178,666	184,958

	3,158,397	3,826,183	6,258,441	6,579,954

Income before taxes and minority interest	268,340	4,643	511,489	354,558
Taxes on income	70,247	91,090	134,430	199,030

Income (Loss) before minority interest	198,093	(86,447)	377,059	155,528
Minority interest	(2,058)	(6,838)	(8,552)	(12,925)

Net Income (Loss)	$196,035	$(93,285)	$368,507	$142,603

Basic Earnings Per Share:
Net Income (Loss)	$0.34	$(0.16)	$0.64	$0.25
Elimination of goodwill amortization	—	0.13	—	0.18

Adjusted Net Income (Loss)	$0.34	$(0.03)	$0.64	$0.43

Diluted Earnings Per Share:
Net Income (Loss)	$0.34	$(0.16)	$0.64	$0.25
Elimination of goodwill amortization	—	0.13	—	0.18

Adjusted Net Income (Loss)	$0.34	$(0.03)	$0.64	$0.43

Average shares outstanding:
Basic	577,242	573,451	576,774	573,255
Assuming dilution	581,445	573,451	581,275	580,725

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	Jun. 30, 2002 (Unaudited)	Dec. 31, 2001
ASSETS

CURRENT ASSETS:
Cash	$153,359	$177,704
Short-term Investments	1,559,045	1,439,997
Receivables less allowance for doubtful accounts (2002—$158,048; 2001—$145,268)	3,900,196	4,028,450
Inventories	1,232,877	1,204,263
Deferred taxes	310,626	321,767
Other current assets	654,584	532,709

	7,810,687	7,704,890
FIXED INCOME INVESTMENTS, HELD TO MATURITY	511,000	576,000
INVESTMENTS IN AFFILIATED COMPANIES	836,097	820,806
FIXED ASSETS	4,784,215	4,827,879
MULTICLIENT SEISMIC DATA	1,144,882	1,028,954
GOODWILL	6,709,822	6,260,969
INTANGIBLE ASSETS	652,785	811,349
DEFERRED TAXES	190,835	126,057
OTHER ASSETS	208,039	169,463

	$22,848,362	$22,326,367

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,244,850	$4,506,634
Estimated liability for taxes on income	487,009	587,328
Dividend payable	108,906	108,642
Long-term debt due within one year	119,900	31,990
Bank & short-term loans	752,328	983,191

	5,712,993	6,217,785
LONG-TERM DEBT	7,170,532	6,215,709
POSTRETIREMENT BENEFITS	526,231	504,797
OTHER LIABILITIES	273,007	372,696

	13,682,763	13,310,987

MINORITY INTEREST	649,333	636,899

STOCKHOLDERS’ EQUITY:
Common stock	2,063,506	2,045,437
Income retained for use in the business	8,466,987	8,314,766
Treasury stock at cost	(1,666,360)	(1,694,884)
Accumulated other comprehensive income	(347,867)	(286,838)

	8,516,266	8,378,481

	$22,848,362	$22,326,367

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Cash flows from operating activities:	2002	2001
Net income	$368,507	$142,603
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	755,350	903,541
Non-cash charges	28,923	305,000
Earnings of companies carried at equity, less dividends received (2002—$–; 2001—$–)	(33,335)	(29,205)
Deferred taxes	20,184	11,720
Provision for losses on accounts receivable	25,142	6,149
Change in operating assets and liabilities:
Decrease (increase) in receivables	176,575	(653,017)
Increase in inventories	(9,587)	(286,855)
Increase in other current assets	(107,478)	(71,281)
(Decrease) increase in accounts payable and accrued liabilities	(340,073)	136,868
(Decrease) increase in estimated liability for taxes on income	(94,303)	18,394
Increase in postretirement benefits	21,434	35,272
Other—net	(223,795)	(284,631)

NET CASH PROVIDED BY OPERATING ACTIVITIES	587,544	234,558

Cash flows from investing activities:
Purchase of fixed assets	(720,820)	(990,404)
Multiclient seismic data capitalized	(180,970)	(221,219)
Sales/retirements of fixed assets & other	169,937	(17,971)
Acquisition of Sema plc	(132,155)	(4,778,498)
Other businesses acquired	(36,000)	(353,024)
Other acquisition related payments	(57,600)	—
(Purchase) sale of investments, net	(47,535)	2,510,047

NET CASH USED IN INVESTING ACTIVITIES	(1,005,143)	(3,851,069)

Cash flows from financing activities:
Dividends paid	(216,022)	(214,840)
Proceeds from employee stock purchase plan	102,269	58,362
Proceeds from exercise of stock options	46,593	25,815
Proceeds from issuance of long-term debt	1,528,606	3,293,700
Payments of principal on long-term debt	(835,783)	(25,581)
Net (decrease) increase in short-term debt	(236,356)	551,129

NET CASH PROVIDED BY FINANCING ACTIVITIES	389,307	3,688,585

Net (decrease) increase in cash before translation	(28,292)	72,074
Translation effect on cash	3,947	(12,291)
Cash, beginning of period	177,704	160,718

CASH, END OF PERIOD	$153,359	$220,501

(1)	Includes multiclient seismic data costs.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated Other Comprehensive Income
	Common Stock		Retained Income	Marked to Market	Translation Adjustment	Comprehensive Income
	Issued	In Treasury
Equity, January 1, 2002	$2,045,437	$(1,694,884)	$8,314,766	$(49,569)	$(237,269)	$—
Net Income			368,507			368,507
Derivatives marked to market				(4,855)		(4,855)
Translation adjustment					(56,174)	(56,174)
Dividends declared (1)			(216,286)
Shares sold to optionees	18,069	28,524

Equity, June 30, 2002	$2,063,506	$(1,666,360)	$8,466,987	$(54,424)	$(293,443)	$307,478

(1)	$0.375 per share

	SHARES OF COMMON STOCK (Unaudited)
			Shares Outstanding
	Issued	In Treasury
Balance, January 1, 2002	667,094,178	(91,203,780)	575,890,398
Sold to Optionees	10,490	1,535,201	1,545,691

Balance, June 30, 2002	667,104,668	(89,668,579)	577,436,089

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RECLASSIFICATION

Certain items from prior years have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the second quarter 2002 and six months 2002:

	2002			2001
Second Quarter	Net Income	Average Shares Outstanding	Earnings per Share	Net Loss	Average Shares Outstanding	Loss per Share
Basic	$196,035	577,242	$0.34	$(93,285)	573,451	$(0.16)
Dilutive effect of options (1)	—	4,203	—	—	—	—

Diluted	$196,035	581,445	$0.34	$(93,285)	573,451	$(0.16)

	2002			2001
Six Months	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
Basic	$368,507	576,774	$0.64	$142,603	573,255	$0.25
Dilutive effect of options	—	4,501	—	—	7,470	—

Diluted	$368,507	581,275	$0.64	$142,603	580,725	$0.25

(1)	Due to the net loss, there is no dilutive effect in the second quarter of 2001.

ADJUSTED NET INCOME (LOSS)

The following is a reconciliation of reported net income (loss) to adjusted net income (loss) following the adoption of SFAS 142 (Goodwill and Other Intangible Assets).

	(Stated in thousands)
	Second Quarter		Six Months
	2002	2001	2002	2001
Reported net income (loss)	$196,035	$(93,285)	$368,507	$142,603
Elimination of goodwill amortization	—	69,955	—	99,826

Adjusted net income (loss)	$196,035	$(23,330)	$368,507	$242,429

NON-CASH CHARGES

The first quarter 2002 included a $29 million charge (pretax $30 million and minority interest credit of $1 million; $0.05 per share – diluted) related to the financial/economic crisis in Argentina where, in January, the government eliminated all US dollar contracts and converted US dollar-denominated accounts receivable into pesos. As a result, Schlumberger’s currency exposure increased significantly. With currency devaluation, an exchange loss (net of hedging) on net assets, primarily customer receivables, was incurred. In addition, a provision was recorded for downsizing facilities and headcount. The small SchlumbergerSema exposure in Argentina was also provided for. The pretax charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The first quarter 2001 included a $25 million pretax and after tax in-process research and development charge ($0.04 per share – diluted) related to the acquisition of Bull CP8. This charge is classified in Research and Engineering in the Consolidated Statement of Income.

The second quarter 2001 included a $280 million pretax and after tax impairment charge ($0.48 per share – diluted) related to the disposition of certain Resources Management Services businesses (Electricity and Water outside North America and worldwide Gas businesses). This charge, which included the write off of goodwill ($139 million) and cumulative translation adjustment ($79 million), is classified in Cost of goods sold and services in the Consolidated Statement of Income.

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

Schlumberger’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and receivables from clients. Schlumberger places its cash and cash equivalents with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger actively evaluates the creditworthiness of the issuers in which it invests. The receivables from clients are concentrated within a few significant industries and geographies.

INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies include Schlumberger’s 40% investment in the MI Drilling Fluids Joint Venture (June 30, 2002—$586 million; December 31, 2001—$573 million). Equity in income of investments carried under the equity method (second quarter 2002—$18 million; second quarter 2001—$15 million and six months 2002—$34 million; six months 2001—$29 million) are included in Interest & other income in the Consolidated Statement of Income.

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

SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was adopted by Schlumberger commencing January 1, 2002.

Effective January 1, 2002, Schlumberger adopted the FASB EITF Abstract 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Prior year revenue has been restated to include reimbursable costs billed to customers which had been classified as a contra expense and now must be classified as revenue. The reclassification was only required in the Oilfield Services (OFS) segment as the SchlumbergerSema segment was already in compliance with the new standard. OFS revenue and cost of goods sold & services increased in the second quarter 2001 by $137 million and in the six months 2001 by $241 million. There was no effect on cash flow or net income.

On July 29, 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SECURITIZATION

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable and subsequently amended up to $350 million. The amount of receivables sold under this agreement totaled $168 million at June 30, 2002 and $176 million at December 31, 2001. Costs of the program, which primarily consist of the purchasers’ financing and administrative costs, were not significant. Unless extended by amendment, the agreement expires in September 2002.

FINANCING

During January 2002, two principal subsidiaries of Schlumberger in Europe initiated a Euro commercial paper program, which is guaranteed by Schlumberger Limited. At June 30, 2002, Euro commercial paper borrowings totaled $1.5 billion. Euro commercial paper borrowings are supported by a long-term revolving credit facility.

On April 4, 2002, the principal US subsidiary of Schlumberger issued $1 billion of 10 year senior unsecured notes with a coupon rate of 6.50% (6.634% including amortization of debt discount and expense) in the US capital markets. The notes were issued under rule 144A without registration rights for life. The proceeds partially replaced US commercial paper borrowings. At June 30, 2002, US commercial paper borrowings totaled $1.5 billion. US commercial paper borrowings are supported by a long-term revolving credit facility.

INVENTORY

A summary of inventory follows:

	($ millions)
	Jun. 30 2002	Dec. 31 2001
Raw Materials & Field Materials	$1,126	$1,087
Work in Process	201	180
Finished Goods	187	220

	1,514	1,487
Less: Reserves	281	283

	$1,233	$1,204

FIXED ASSETS

A summary of fixed assets follows:

	($ millions)
	Jun. 30 2002	Dec. 31 2001
Property plant & equipment	$11,577	$11,179
Less: Accumulated depreciation	6,793	6,351

	$4,784	$4,828

GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 is a follows:

($ millions)
Balance at December 31, 2001	$6,261
Reclassification of Assembled Workforce, net of deferred taxes (1)	179
Impact of change in exchange rates	223
Other, including acquisitions	47

Balance at June 30, 2002	$6,710

(1)	Following adoption of SFAS 142 on January 1, 2002.

INTANGIBLE ASSETS

A summary of intangible assets follows:

	($ millions)
	Jun. 30 2002	Dec. 31 2001
Gross book value	$821	$935
Less: Accumulated amortization	168	124

	$653	$811

The amortization charge to income for the second quarter was $34 million and $55 million for the first six months. In accordance with SFAS 142 (see New Accounting Standards), $256 million (net of amortization) has been reclassified to Goodwill.

Intangible assets principally comprise patents, software and technology and other. At June 30, 2002, the approximate gross book value of intangible assets and amortization periods were as follows:

	$ Millions	Amortization Periods
Patents	$150	5—10 years
Software	350	5—10 years
Technology & other	321	5—10 years

	$821

The weighted average amortization period for all intangible assets is approximately 6 years.

SEGMENT INFORMATION

Following the acquisition of Sema plc on April 6, 2001, Schlumberger created a new business segment, SchlumbergerSema, which resulted from the merger of Sema plc with certain businesses from Schlumberger’s former segments, Test & Transactions and Resource Management Services. Following this reorganization, Schlumberger now operates two reportable segments, Oilfield Services (OFS) and SchlumbergerSema (SLSEMA).

There have been several reclassifications so that the prior periods are comparable with our current reporting structure.

Prior year revenue had been restated to include reimbursable costs billed to customers, which had been classified as a contra expense and now must be classified as revenue in accordance with FASB EITF Abstract 01-14. The reclassification was only required in the OFS segment as the SLSEMA segment was already in compliance with the new standard. As a result Oilfield Services second quarter 2001 and six months 2001 revenue and cost of goods sold & services increased by $137 million and $241 million, respectively. The adoption of this standard had no effect on cash flow or net income.

	SECOND QUARTER 2002					SECOND QUARTER 2001
	Revenue	Income after tax	Tax Expense	Minority Interest	Income before tax	Revenue	Income after tax	Tax Expense	Minority Interest	Income before tax
OFS
North America	$720	$68	$40	$—	$108	$970	$145	$82	$—	$227
Latin America	335	31	8	—	39	393	33	12	—	45
Europe/CIS/W. Africa	676	72	24	—	96	607	75	23	—	98
Other Eastern	627	109	19	—	128	533	90	17	—	107
Elims/Other	103	(1)	10	1	10	101	(20)	8	5	(7)

	2,461	279	101	1	381	2,604	323	142	5	470

SLSEMA
North & South America	157	(6)	(5)	—	(11)	185	(13)	(10)	—	(23)
Europe/M. East/Africa	615	22	12	—	34	647	12	6	—	18
Asia	89	—	(1)	1	—	94	10	1	1	12
Elims/Other	(8)	(11)	(2)	—	(13)	(49)	(11)	(9)	—	(20)

	853	5	4	1	10	877	(2)	(12)	1	(13)

OTHER (1)	95	(4)	(2)	—	(6)	311	8	(3)	1	6
Elims & Other (2)	(20)	(9)	(33)	—	(42)	(21)	(66)	(36)	—	(102)

	$3,389	$271	$70	$2	$343	$3,771	$263	$91	$7	$361

Interest Income					19					31
Interest Expense (3)					(94)					(107)
Charges					—					(280)

					$268					$5

(1)	2001 includes the divested Resource Management Services businesses.
(2)	2001 includes goodwill amortization of $70 million.
(3)	Excludes interest expense included in the Segment results ($2 million in 2002; $2 million in 2001).

	SIX MONTHS 2002					SIX MONTHS 2001
	Revenue	Income after tax	Tax Expense	Minority Interest	Income before tax	Revenue	Income after tax	Tax Expense	Minority Interest	Income before tax
OFS
North America	$1,458	$147	$84	$—	$231	$1,920	$284	$171	$—	$455
Latin America	720	89	16	—	105	791	66	22	—	88
Europe/CIS/W. Africa	1,293	132	43	—	175	1,106	118	39	—	157
Other Eastern	1,218	205	38	—	243	1,020	167	31	—	198
Elims/Other	189	(20)	7	10	(3)	194	(29)	9	11	(9)

	4,878	553	188	10	751	5,031	606	272	11	889

SLSEMA (1)
North & South America	320	(21)	(10)	—	(31)	315	(25)	(17)	—	(42)
Europe/M. East/Africa	1,210	40	22	1	63	746	23	11	—	34
Asia	175	—	2	—	2	174	24	2	2	28
Elims/Other	(16)	(15)	(8)	—	(23)	(57)	(17)	(9)	—	(26)

	1,689	4	6	1	11	1,178	5	(13)	2	(6)

OTHER (2)	179	(7)	(5)	—	(12)	616	9	(6)	1	4
Elims & Other (3)	(48)	(15)	(55)	(2)	(72)	(40)	(86)	(54)	(1)	(141)

	$6,698	$535	$134	$9	$678	$6,785	$534	$199	$13	$746

Interest Income					37					96
Interest Expense (4)					(174)					(182)
Charges					(30)					(305)

					$511					$355

(1)
Includes the results of Sema plc which was acquired in April 2001. Compared to last year and on a proforma basis (assuming the acquisition occurred on January 1, 2001), SLSEMA revenue for the six months was down 1.4%.

(2)	2001 includes the divested Resource Management Services businesses.
(3)	2001 includes goodwill amortization of $100 million.
(4)	Excludes interest expense included in the Segment results ($4 million in 2002; $3 million in 2001).

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	(Stated in millions)
	Oilfield Services			SchlumbergerSema (1)			Other (2)
Second Quarter	2002	2001	% chg	2002	2001	% chg	2002	2001	% chg
Operating Revenue	$2,461	$2,604	(5)%	$853	$877	(3)%	$95	$311	(70)%
Pretax Operating Income (loss) (3)	$381	$470	(19)%	$10	$(13)	—%	$(6)	$6	—%

Six Months
Operating Revenue	$4,878	$5,031	(3)%	$1,689	$1,178	43%	$179	$616	(71)%
Pretax Operating Income (loss) (3)	$751	$889	(16)%	$11	$(6)	—%	$(12)	$4	—%

(1)
Includes the results of Sema plc which was acquired in April 2001. Compared to last year and on a proforma basis (assuming the acquisition occurred on January 1, 2001), SchlumbergerSema revenue for the six months was down 1.4%.

(2)	2001 includes the divested Resource Management Services businesses.
(3)
Pretax operating income (loss) represents income (loss) before taxes and minority interest, excluding interest income, interest expense and amortization of intangibles ($34 million and $92 million for the second quarter in 2002 and 2001, respectively, and $55 million and $125 million for the first six months in 2002 and 2001, respectively).

Second Quarter 2002 Compared to Second Quarter 2001

Revenue for the second quarter of $3.4 billion decreased 10% over the same period last year. Net income was $196 million compared to a loss of $93 million last year. Diluted earnings were $0.34 per share. This compares with an adjusted $0.45 per share for the same period last year, excluding the impairment charge, and $0.35 per share excluding the charge related to losses following the economic and financial crisis in Argentina in the first quarter of 2002.

Oilfield Services revenue of $2.5 billion increased 2% including WesternGeco versus the first quarter of 2002. The worldwide M-I rig count fell 9% over the same period. Revenue decreased 5% year-on-year, substantially less than the average rig count decline of 23%.

SchlumbergerSema revenue of $853 million in the second quarter increased 2% sequentially despite the continued downturn in the IT services industry. The slight revenue increase reflected stronger mobile communication cards activity, a higher level of IT services in the UK, and euro-dollar exchange rate gains that were partially offset by lower activity in the Energy & Utilities and Telecommunications segments in North America. Compared to last year revenue fell 3%.

OILFIELD SERVICES

Despite the lackluster global economic recovery, and lower US gas demand leading to higher than average gas storage levels, second quarter activity showed signs of resurgence as Asia continued to recover. Activity in Europe, CIS and West Africa remained robust and the US rig count improved modestly, excluding Canada, amid growing concerns surrounding the sustainability of gas production.

Operating revenue of $2.46 billion in the second quarter decreased 5% versus last year, but increased 2% sequentially. This was in sharp contrast to M-I rig count declines of 23% and 9% respectively. Excluding WesternGeco, revenue declined 4% versus last year but increased 3% sequentially.

Revenue growth was led by the Middle East & Asia and Europe/CIS/West Africa Areas year-on-year and sequentially. The Caspian and India GeoMarkets recorded the largest year-on-year increases while the Caspian, China and Malaysia/Brunei/Philippines GeoMarkets led sequential growth.

From a technology standpoint, Well Completions & Productivity and Drilling & Measurements experienced strong growth year-on-year at 9% and 5% respectively, due to contract wins, new technology introduction and market share gains. All technology segments grew sequentially, with the exception of WesternGeco, which fell as a result of lower multiclient license sales.

Pretax operating income decreased 19% year-on-year but increased 3% sequentially. The sequential increase was attributable to sustained pricing levels and higher activity internationally.

Despite the depressed IT services market, demand rose for the Schlumberger DeXa suite of network and infrastructure solutions in the E&P industry. E&P related revenue increased 88% year-on-year and 33% sequentially.

North America

Revenue of $720 million decreased 26% versus the same quarter last year and 2% sequentially, compared with the M-I rig count which decreased 35% year-on-year and 14% sequentially. Pretax operating income of $108 million decreased 52% year-on-year and 12% sequentially.

These results continued to reflect the lower drilling activity on concerns surrounding the recovery of the US economy. Higher revenues in the US Land and Gulf Coast GeoMarkets in the latter part of the quarter due to increased market share in Drilling & Measurements services, together with a higher rig count and sustained pricing in the Gulf Coast, were offset by the Canadian break up resulting in a sequential revenue decrease in North America. Decreased revenue was recorded across all technology segments, particularly WesternGeco, due to low multiclient license sales in the Gulf of Mexico.

Latin America

Revenue of $335 million decreased 15% year-on-year and 13% sequentially in contrast to M-I rig count declines of 25% and 9% respectively. Pretax operating income of $39 million was 13% lower year-on-year and 41% lower sequentially, attributable to one-off contractual gains during the previous quarter.

Ongoing political and economic uncertainty in the region continued to affect business conditions, particularly in Venezuela and Argentina. This was offset to some degree by year-on-year revenue growth in the Mexico & Central America GeoMarket where Schlumberger was awarded an extension for integrated services on the Burgos Alliance II project.

Europe/CIS/West Africa

Revenue of $676 million increased 11% year-on-year and 10% sequentially exceeding the M-I rig count (excluding CIS) which was flat year-on-year and decreased 1% sequentially. Pretax operating income of $96 million decreased 2% year-on-year but increased 22% sequentially.

The Caspian GeoMarket led strong growth in the Area where Schlumberger achieved substantial market share gains in Drilling & Measurements, Wireline and Well Completions & Productivity services. Nigeria, Russia and the UK GeoMarkets also posted solid growth versus last year with activity in Nigeria higher due to the more stable environment. Revenue growth in Russia was due to integrated well construction services on the very successful Sibneft horizontal well project in Siberia, together with increased demand for production enhancement services as operators strive to increase production levels. A large number of new contract wins with independent oil companies in the North Sea, coupled with higher Well Completions & Productivity revenue, contributed to the strong growth in the UK. Sequentially, revenue was up in all GeoMarkets with the exception of Nigeria. Double-digit year-on-year growth was recorded across all technology segments except for WesternGeco and Schlumberger Information Solutions.

Middle East & Asia

Revenue of $627 million increased 18% year-on-year and 6% sequentially outpacing the increase in M-I rig count, which grew 7% and 2% respectively. Pretax operating income of $128 million increased 19% year-on-year and 10% sequentially.

The India GeoMarket experienced the strongest year-on-year revenue growth mainly due to increased seismic activity as private operators and the government aim to meet stringent exploration target dates following the 2001 licensing round. In addition, the Malaysia/Brunei/Philippines GeoMarket where a major fracturing campaign is underway, and Saudi Arabia where land seismic levels were high, reported significant revenue increases. Sequentially the China GeoMarket saw the largest growth outpacing the rig count as a result of higher seismic, drilling and pressure pumping services.

Year-on-year improvements were recorded across all technology segments led by WesternGeco with higher marine activity and multiple long-term land contracts. The Well Completions & Productivity segment led sequential growth and gained significant market share in artificial lift services as a result of a strategy to build world-class artificial lift solutions. This was highlighted by the award of several major artificial lift contracts in the Middle East & Asia Area during the quarter.

SCHLUMBERGERSEMA

Operating revenue of $853 million in the second quarter increased 2% sequentially despite the continued downturn in the IT services industry. The slight revenue increase reflected stronger mobile communication cards activity, a higher level of IT services in the UK, and euro-dollar exchange rate gains that were partially offset by lower activity in the Energy & Utilities and Telecommunications segments in North America. Compared to last year revenue fell 3%.

Pretax operating income of $10 million increased $9 million sequentially due to the effect of the cost synergy plan and as a result of higher margins in smart cards across all markets as well as in IT consulting and systems integration in the UK. Compared to last year pretax operating income improved by $23 million due to cost synergies, which were partially offset by lower overall margins especially in smart cards.

The cost reduction plan, announced 12 months ago, achieved $148 million in annualized savings across the organization, exceeding the initial goal of $140 million; however, these cost savings are not sufficient for SchlumbergerSema to achieve its business objectives. Further cost savings, including additional headcount reductions, are being analyzed and may result in a charge in the third quarter. In addition, SchlumbergerSema will embark on preparing a strategic business plan which will reflect the expected operating environment and information gained during the integration of the business. It is expected that this plan will be completed, and reviewed and approved by the Company’s Board of Directors, in the fourth quarter of 2002.

Volume Products revenue of $201 million decreased 6% versus the same period last year but increased 7% sequentially. The sequential revenue increase was due primarily to significantly higher demand for smart cards across all the GeoMarkets and market segments. Pretax operating income of $6.3 million improved compared to last quarter.

Europe, Middle East and Africa

Revenue of $615 million decreased 5% year-on-year but increased 3% sequentially despite the reduced demand in Europe for systems integration and consulting services. Increased competition and low demand for IT services impacted pricing.

Sequential revenue growth was driven by the UK GeoMarket due to high demand in the public sector, especially in the health care industry. The Italian GeoMarket also recorded solid growth with strong activity in major events and telecommunications. The Spanish GeoMarket performed well in the public sector despite an across-the-board decline in demand for IT services, in particular by banks exposed to the South American market. The telecommunications market remained weak mainly in Germany, where budgets are frozen and new capital projects delayed. The France GeoMarket remained lackluster, mainly due to lower activity in the public sector during the French elections, which was offset to some degree by higher card activity in the GeoMarket within the banking sector.

Pretax operating income of $34 million increased 84% compared to last year and 18% sequentially mainly due to margin improvements in smart cards, the UK and as a result of the cost savings program initiated last year.

North and South America

Revenue of $157 million declined 15% year-on-year and 3% sequentially reflecting significantly lower Energy and Utilities IT services sales coupled with continued reduced capital spending in telecommunications services. This was partially offset by sustained growth in wireless communications cards to support the development of CDMA/GSM compatible networks.

Pretax operating loss of $11 million halved versus the same period last year and improved 41% sequentially. This is attributed to a better mix of product and service sales, improved margins in smart card sales and the cost savings program.

Asia

Revenue of $89 million declined 5% year-on-year but increased 4% sequentially. Strong demand in smart cards in China and the Philippines was offset by lower activity in managed services and lower demand for IT services in telecommunications.

Pretax operating income was break-even, representing decreases of $11 million year-on-year and $2 million sequentially. Continuous pricing pressure in telecommunications IT services and on low-end mobile smart cards in China resulted in the year-on-year and sequential decreases.

OTHER

On a comparable basis, excluding the Resource Management Services businesses divested in 2001, revenue was up 3% while the pretax loss improved by $10 million, to $6 million.

INCOME STATEMENT

Interest and other income decreased $21 million from the same period last year due to a $12 million decrease in interest income (2002—$19 million; 2001—$31 million) reflecting a decrease of $463 million in average investment balances and a decrease in average returns on investments from 5.6% to 4.6%; last year, interest and other income included a $9 million gain from the sale of investments. Excluding the $280 million impairment charge in 2001, gross margin was slightly below last year. As a percentage of revenue, research and engineering expense increased 0.2% and marketing expense decreased 0.9% from last year. General expense as a percentage of revenue decreased from 5.1% to 4.8%. Interest expense decreased by $12 million as average debt balances were up $1 billion and the average borrowing rates decreased from 6.4% to 4.9%. The effective tax rate for the second quarter was 26% compared to 24% in the first quarter (excluding the Argentina provision). On a comparable basis, excluding the impairment charge and amortization of goodwill and assembled workforce, the second quarter 2001 effective tax rate was also 26%.

Six Months 2002 Compared to Six Months 2001

OILFIELD SERVICES

Six months revenue for Oilfield Services of $4.88 billion was 3% lower compared to the same period last year and was in sharp contrast to worldwide M-I rig count decline of 22%. Despite a lackluster global economic recovery and lower US gas demand leading to higher average gas storage levels, the first six months showed signs of resurgence as activity in the Middle East & Asia and Europe, CIS and West Africa Areas improved robustly mitigating the declines in the North and Latin America Areas.

Revenue growth was led by GeoMarkets in the Middle East & Asia and Europe, CIS and West Africa Areas. The Caspian, Nigeria, India, Malaysia/Brunei/Philippines and Saudi Arabia/Kuwait/Bahrain GeoMarkets recorded the largest year-on-year increases.

From a technology standpoint, Well Completions & Productivity and Drilling & Measurements experienced strong growth due to contract wins, new technology introduction and market share gains, while SIS (Schlumberger Information Solutions) posted modest gains. The other technology segments fell as a result of rig count decline whereas WesternGeco continued to experience declines as a result of lower multiclient license sales, notably in the Gulf of Mexico.

Pretax operating income decreased 16% year-on-year mostly from lower profitability in North America but mitigated by higher activity internationally.

Despite the depressed IT services market, demand rose for the Schlumberger DeXa suite of network and infrastructure solutions in the E&P industry. E&P related revenue increased 95% year-on-year as demand increased for connectivity and security solutions. Strong growth was posted across all Areas, except for Latin America.

North America

Revenue in North America of $1.46 billion declined 24% versus the same period last year, compared with M-I rig count which decreased 32%. These results reflect lower drilling activity on concerns surrounding the recovery of the US economy coupled with lower US gas demand leading to higher average gas storage levels. All GeoMarkets with the exception of Alaska recorded declines. Decreased revenue was reported across all technology segments, particularly WesternGeco, due to low multiclient license sales in the Gulf of Mexico. Pretax operating income of $231 million decreased 49% due to pricing pressure on drilling related services affected by activity decline and due the to steep reduction in multiclient sales for WesternGeco.

Latin America

Latin America revenue of $720 million declined 9% year-over-year, compared to M-I rig count which declined 22%. Ongoing political and economic uncertainty in the region continued to affect business conditions, particularly in Venezuela and Argentina. This was mitigated to some degree by growth in the Mexico & Central America GeoMarket where Schlumberger was awarded an extension for integrated services on the Burgos Alliance II project. Despite the lower revenue, pretax operating income of $105 million increased 19% year over year due to favorable fall-throughs from WesternGeco multiclient license transfer fees.

Europe/CIS/West Africa

Europe/CIS/West Africa revenue of $1.29 billion increased 17% versus the same period last year, compared with M-I rig count (excluding CIS) which increased 1%. The Caspian GeoMarket led strong growth in the Area where Schlumberger achieved substantial market share gains in Drilling & Measurements, Wireline and Well Completions & Productivity services. Nigeria, Russia and the UK GeoMarkets also posted solid growth versus last year with activity in Nigeria higher due to the more stable environment. Revenue growth in Russia was due to integrated well construction services on the very successful Sibneft horizontal well project in Siberia, together with increased demand for production enhancement services as operators strive to increase production levels. A large number of new contract wins with independent oil companies in the North Sea, coupled with higher Well Completions & Productivity revenue, contributed to the strong growth in the UK. By technology segment, all segments, with the exception of WesternGeco and IPM, posted strong growth. Pretax operating income of $175 million increased 11% compared to last year.

Middle East & Asia

Six months revenue in the Middle East & Asia Area of $1.22 billion increased 19% year over year compared with M-I rig count which increased 7%. The India GeoMarket experienced the strongest growth mainly due to increased seismic activity as private operators and the government aim to meet stringent exploration target dates following the 2001 licensing round. In addition, the Malaysia/Brunei/Philippines GeoMarket where a major fracturing campaign is underway, and Saudi Arabia where land seismic levels were high, reported significant revenue increases. Improvements were recorded across all technology segments led by WesternGeco with higher marine activity and multiple land long-term contracts. Pretax operating income of $243 million increased 23% compared to last year.

SCHLUMBERGERSEMA

Revenue was $1.7 billion (43% higher than last year reflecting the acquisition of Sama plc in April 2001) and pretax operating income was $11 million. Pretax operating income for Utilities increased $23 million while revenue decreased $28 million over the same period last year; the increase in pretax operating income was due mainly to a reduction in headcount, other cost reduction programs and also reflected higher margins. Revenue for Volume Products was $388 million down 8% over the same period last year. This was due mostly to sharp price decreases and lower activity in China following China Telecom reorganization. Volume Products pretax operating income was $9 million.

OTHER

On a comparable basis, excluding the Resource Management Services businesses divested in 2001, revenue was flat while the pretax loss improved by $23 million, to $12 million.

INCOME STATEMENT

Interest and other income decreased $77 million from the same period last year due to a $59 million decrease in interest income (2002—$37 million; 2001—$96 million) reflecting a decrease of $2.1 billion in average investment balances and a decrease in average returns on investments from 6.1% to 4.3%; last year, interest and other income included a $19 million gain from the sale of investments. Gross margin, excluding charges of $30 million in 2002 and the $280 million in 2001, of 22% was 0.7% below last year. Research and engineering expense and marketing expense as a percentage of revenue decreased 0.3% and 0.5%, respectively, over the same period last year. General expense as a percentage of revenue increased from 4.6% to 4.8%. Interest expense decreased by $6 million as average debt balances were up $1.8 billion and the average borrowing rates decreased from 6.5% to 4.7%. The effective tax rate for the first six month period was 25%

compared to 30% (excluding the Argentina provision in 2002 and the RMS impairment charge in 2001 for the same period last year). On a comparable basis, excluding the RMS impairment charge and amortization of goodwill and assembled workforce, the six month 2001 effective tax rate was 26.5%.

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

SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was adopted by Schlumberger commencing January 1, 2002.

Effective January 1, 2002, Schlumberger adopted the FASB EITF Abstract 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Prior year revenue has been restated to include reimbursable costs billed to customers which had been classified as a contra expense and now must be classified as revenue. The reclassification was only required in the Oilfield Services segment as the SchlumbergerSema segment was already in compliance with the new standard. Oilfield Services revenue and cost of goods sold & services increased in the second quarter 2001 by $137 million and in the six months 2001 by $241 million. There was no effect on cash flow or net income.

On July 29, 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

LIQUIDITY

A measure of financial position is liquidity, which Schlumberger defines as cash plus short-term and fixed income investments, less debt. The following summarizes the change in consolidated liquidity for the second quarter and six months ended June 30, 2002.

	($ millions)
	Second Quarter	Six Months
Funds provided by:
Net income	$196	$369
Non-cash charges	—	29
Depreciation and amortization (1)	387	755
Funds used for:
Capital expenditures (1)	(450)	(902)
Dividends paid	(108)	(216)
Working capital	(60)	(360)
Sema plc acquisition payments	—	(132)
Impact of change in exchange rates	(392)	(355)
Other	(8)	30

Change in liquidity	(435)	(782)
Liquidity, beginning of period	(5,384)	(5,037)

Liquidity, end of period	$(5,819)	$(5,819)

(1)	Including multiclient seismic data cost.

Liquidity in the second quarter decreased $435 million due mainly to the adverse $392 million translation effect from the strengthening of the European currencies. The year to date decrease of $782 million was mainly due to the adverse $355 million currency translation effect, the expected $132 million payment to former LHS/Sema shareholders (under the terms of an exchange agreement to acquire Sema shares) and spending of severance and other 2001 provisions.

During January 2002, two principal subsidiaries of Schlumberger in Europe initiated a Euro commercial paper program, which is guaranteed by Schlumberger Limited. At June 30, 2002, Euro commercial paper borrowings totaled $1.5 billion. Euro commercial paper borrowings are supported by a long-term revolving credit facility.

On April 4, 2002, the principal US subsidiary of Schlumberger issued $1 billion of 10 year senior unsecured notes with a coupon rate of 6.50% (6.634% including amortization of debt discount and expense) in the US capital markets. The notes were issued under rule 144A without registration rights for life. The proceeds partially replaced US commercial paper borrowings. At June 30, 2002, US commercial paper borrowings totaled $1.5 billion. US commercial paper borrowings are supported by a long-term revolving credit facility.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the second quarter 2002 earnings release and associated web-based publication and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, expected capex, multiclient and depreciation and amortization expenditures, the timing and likelihood of NPTest’s initial public offering, conditions in the oilfield service business, including increases in activity during the second half of 2002 and into 2003, continued deepwater drilling activity, benefits from contract awards, future results of operations, pricing recovery, and cost reductions and improvements in the performance of SchlumbergerSema. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy, changes in exploration and production spending by major oil companies, including our expectations for renewed growth in gas drilling and the sustainability of gas pricing in NAM; continuing customer commitment to certain key oilfield projects, and continued growth in Schlumberger IT Services for E&P industry; general economic and business conditions in key regions of the world, including potential currency and business exposure in Argentina, Brazil and Venezuela; changes in business strategy, economic, competitive and technological factors affecting markets, services, and prices in SchlumbergerSema businesses including its ability to accelerate synergies with Oilfield Services and to increase cost savings; uncertainties created by deregulation in the utility industry particularly in NAM and the extent and timing of utilities’ investment in integrated solutions to utility management; continuing customer commitment to key long-term services and solutions contracts in our SchlumbergerSema businesses; a reversal of the weak IT environment and a significant increase in IT spending; the extent and timing of a recovery in the telecommunications industry; an increase in the pricing of and a growth in the demand for smart cards in e-commerce and network and Internet-enabled solutions; Schlumberger’s ability to meet its identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures, and other factors detailed in this Form 10-Q, in our second quarter 2002 earnings release, our most recent Form 10-K and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

PART II.    OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report 8-K dated May 21, 2002, filed as of May 21, 2002 to report a press release dated May 21, 2002 announcing the filing with the Securities and Exchange Commission of a registration statement by NPTest, Inc., a wholly-owned subsidiary of Schlumberger Limited, for a proposed initial public offering of shares of NPTest’s common stock.

Report 8-K dated July 17, 2002, furnished as of July 18, 2002 to report under Item 9 a Question and Answer document on the July 17, 2002 Schlumberger Press Release.

Report 8-K dated July 23, 2002, furnished as of July 26, 2002 to report under Item 9 a transcript of a presentation entitled “Enabling the Promise of the Digital Enterprise”, with accompanying question and answer session, held by management and publicly disseminated via internet webcast.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as chief accounting officer.

Schlumberger Limited
(Registrant)

Date: August 8, 2002	/s/ Frank A. Sorgie

Frank A. Sorgie
Chief Accounting Officer