Form 10-Q
period 2002-09-30
SCHLUMBERGER LTD /NV/
filed 2002-11-01
CIK 87347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: September 30, 2002

Commission file No.: 1-4601

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002
Common Stock, $0.01 Par Value	580,660,926

PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Stated in thousands except per share amounts)

	Periods Ended September 30,
	Third Quarter		Nine Months
	2002	2001	2002	2001
REVENUE:
Operating	$3,501,370	$3,772,473	$10,199,287	$10,557,568
Interest & other income	40,917	40,762	112,930	190,179

	3,542,287	3,813,235	10,312,217	10,747,747

EXPENSES:
Cost of goods sold & services	2,778,651	2,856,755	8,016,236	8,359,101
Research & engineering	166,232	177,366	492,721	527,171
Marketing	102,356	120,277	293,430	348,642
General	169,233	189,836	493,860	504,316
Interest	98,238	102,319	276,904	287,277

	3,314,710	3,446,553	9,573,151	10,026,507

Income before taxes and minority interest	227,577	366,682	739,066	721,240
Taxes on income	60,843	157,358	195,273	356,388

Income before minority interest	166,734	209,324	543,793	364,852
Minority interest	6,103	(14,676)	(2,449)	(27,601)

Net Income	$172,837	$194,648	$541,344	$337,251

Basic Earnings Per Share:
Net Income	$0.30	$0.34	$0.94	$0.59
Elimination of goodwill amortization	—	0.16	—	0.34

Adjusted Net Income	$0.30	$0.50	$0.94	$0.93

Diluted Earnings Per Share:
Net Income	$0.30	$0.34	$0.94	$0.59
Elimination of goodwill amortization	—	0.16	—	0.34

Adjusted Net Income	$0.30	$0.50	$0.94	$0.93

Average shares outstanding:
Basic	579,632	575,019	577,727	573,843
Assuming dilution	581,856	579,472	581,468	580,307

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	(Dollars in thousands)
	Sept. 30, 2002 (Unaudited)	Dec. 31, 2001

ASSETS
CURRENT ASSETS:
Cash	$153,831	$177,704
Short-term Investments	1,404,458	1,439,997
Receivables less allowance for doubtful accounts (2002—$158,048; 2001—$145,268)	3,746,090	4,028,450
Inventories	1,213,949	1,204,263
Deferred taxes	326,040	321,767
Other current assets	635,863	532,709

	7,480,231	7,704,890
FIXED INCOME INVESTMENTS, HELD TO MATURITY	428,000	576,000
INVESTMENTS IN AFFILIATED COMPANIES	834,686	820,806
FIXED ASSETS	4,721,705	4,827,879
MULTICLIENT SEISMIC DATA	1,179,667	1,028,954
GOODWILL	6,750,956	6,260,969
INTANGIBLE ASSETS	627,414	811,349
DEFERRED TAXES	184,180	126,057
OTHER ASSETS	201,529	169,463

	$22,408,368	$22,326,367

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,166,845	$4,506,634
Estimated liability for taxes on income	487,880	587,328
Dividend payable	109,533	108,642
Long-term debt due within one year	78,748	31,990
Bank & short-term loans	682,838	983,191

	5,525,844	6,217,785
LONG-TERM DEBT	6,757,090	6,215,709
POSTRETIREMENT BENEFITS	523,667	504,797
OTHER LIABILITIES	251,036	372,696

	13,057,637	13,310,987

MINORITY INTEREST	649,044	636,899

STOCKHOLDERS’ EQUITY:
Common stock	2,133,040	2,045,437
Income retained for use in the business	8,530,954	8,314,766
Treasury stock at cost	(1,606,442)	(1,694,884)
Accumulated other comprehensive income	(355,865)	(286,838)

	8,701,687	8,378,481

	$22,408,368	$22,326,367

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in thousands)
	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$541,344	$337,251
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization(1)	1,162,061	1,368,308
Non-cash charges	28,923	302,350
Earnings of companies carried at equity, less distributions received (2002—$31,600; 2001—$—)	(19,923)	(42,468)
Deferred taxes	8,398	23,983
Provision for losses on accounts receivable	48,000	27,601
Change in operating assets and liabilities:
Decrease (increase) in receivables	310,300	(918,739)
Decrease (increase) in inventories	9,032	(305,761)
Increase in other current assets	(89,595)	(56,580)
(Decrease) increase in accounts payable and accrued liabilities	(324,032)	187,419
(Decrease) increase in estimated liability for taxes on income	(93,413)	45,479
Increase in postretirement benefits	18,870	19,806
Other—net	(275,529)	(123,287)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,324,436	865,362

Cash flows from investing activities:
Purchase of fixed assets	(1,032,445)	(1,498,617)
Multiclient seismic data capitalized	(270,611)	(315,576)
Sales/retirements of fixed assets & other	227,111	9,402
Acquisition of Sema plc	(132,155)	(4,778,498)
Other businesses acquired	(36,000)	(386,340)
Other acquisition related payments	(70,340)	—
Sale of Gas Compression business	—	273,600
Sale (purchase) of investments, net	189,565	2,583,207

NET CASH USED IN INVESTING ACTIVITIES	(1,124,875)	(4,112,822)

Cash flows from financing activities:
Dividends paid	(324,264)	(322,384)
Proceeds from employee stock purchase plan	107,810	78,965
Proceeds from exercise of stock options	60,798	37,410
Proceeds from issuance of long-term debt	1,263,101	3,039,046
Payments of principal on long-term debt	(1,033,376)	(83,238)
Net (decrease) increase in short-term debt	(304,168)	568,423

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(230,099)	3,318,222

Net (decrease) increase in cash before translation	(30,538)	70,762
Translation effect on cash	6,665	(4,591)
Cash, beginning of period	177,704	160,718

CASH, END OF PERIOD	$153,831	$226,889

(1)	Includes multiclient seismic data costs.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					(Dollars in thousands)
	Common Stock		Retained Income	Accumulated Other Comprehensive Income		Comprehensive Income
	Issued	In Treasury		Marked to Market	Translation Adjustment
Equity, January 1, 2002	$2,045,437	$(1,694,884)	$8,314,766	$(49,569)	$(237,269)	$—
Net Income			541,344			541,344
Derivatives marked to market				(42,462)		(42,462)
Translation adjustment					(26,565)	(26,565)
Dividends declared(1)			(325,156)
Employee Stock Purchase Plan	58,056	49,754
Shares sold to optionees	22,110	38,688
Tax benefit on stock options	7,437	—

Equity, September 30, 2002	$2,133,040	$(1,606,442)	$8,530,954	$(92,031)	$(263,834)	$472,317

(1)	$0.5625 per share

SHARES OF COMMON STOCK
(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2002	667,094,178	(91,203,780)	575,890,398
Employee Stock Purchase Plan	—	2,677,842	2,677,842
Sold to Optionees	10,490	2,082,196	2,092,686

Balance, September 30, 2002	667,104,668	(86,443,742)	580,660,926

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED
(Schlumberger N.V., Incorporated in the Netherlands Antilles)
and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

FOURTH QUARTER 2002 MATTERS

As announced in July 2002, the company has undertaken a review of the SchlumbergerSema businesses and is preparing a strategic business plan. Following the completion of this plan, Schlumberger’s annual impairment valuation will be performed by an independent third party. The strategic plan and the results of the independent valuation will be reviewed and approved by the Board of Directors in early December. Additionally, Schlumberger expects a further charge for employee severance costs.

In light of the disappointing third quarter results for the WesternGeco seismic joint venture, the business outlook for the next several years is being reviewed. As a result, the venture expects a charge in the fourth quarter 2002 to downsize its operation in line with the expected market conditions.

SALE OF REED-HYCALOG

On October 28, 2002, Schlumberger signed a definitive agreement to sell Reed-Hycalog to Grant Prideco, Inc. Reed-Hycalog, based in Houston, Texas, is a global leader in drill bit technology, manufacturing, sales and service to the worldwide oil and gas industry.

Under the terms of the agreement, consideration will include $255 million cash and 9.73 million shares of Grant Prideco common stock.

The transaction is expected to be completed prior to December 31, 2002 and is subject to regulatory approvals, including under the Hart-Scott-Rodino Improvements Act, and other customary closing conditions.

RECLASSIFICATION

Certain items from prior years have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

The following is a reconciliation from basic earnings per share to diluted earnings per share:

	(Stated in thousands except per share amounts)
	2002			2001
Third Quarter	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
Basic	$172,837	579,632	$0.30	$194,648	575,019	$0.34
Dilutive effect of options	—	2,224	—	—	4,453	—

Diluted	$172,837	581,856	$0.30	$194,648	579,472	$0.34

Nine Months	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
Basic	$541,344	577,727	$0.94	$337,251	573,843	$0.59
Dilutive effect of options	—	3,741	—	—	6,464	—

Diluted	$541,344	581,468	$0.94	$337,251	580,307	$0.59

ADJUSTED NET INCOME

The following is a reconciliation of reported net income to adjusted net income following the adoption of SFAS 142 (Goodwill and Other Intangible Assets).

	(Stated in thousands)
	Third Quarter		Nine Months
	2002	2001	2002	2001
Reported net income	$172,837	$194,648	$541,344	$337,251
Elimination of goodwill amortization	—	97,920	—	197,746

Adjusted net income	$172,837	$292,568	$541,344	$534,997

NON-CASH CHARGES

The first quarter 2002 included a $29 million charge (pretax $30 million and minority interest credit of $1 million; $0.05 per share—diluted) related to the financial/economic crisis in Argentina where, in January, the government eliminated all US dollar contracts and converted US dollar-denominated accounts receivable into pesos. As a result, Schlumberger’s currency exposure increased significantly. With currency devaluation, an exchange loss (net of hedging) on net assets, primarily customer receivables, was incurred. In addition, a provision was recorded for downsizing facilities and headcount. The small SchlumbergerSema exposure in Argentina was also provided for. The pretax charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The first quarter 2001 included a $25 million pretax and after tax in-process research and development charge ($0.04 per share—diluted) related to the acquisition of Bull CP8. This charge is classified in Research and engineering in the Consolidated Statement of Income.

The second quarter 2001 included a $280 million pretax and after tax impairment charge ($0.48 per share—diluted) related to the disposition of certain Resource Management Services businesses (Electricity and Water outside North America and worldwide Gas businesses). This charge, which included the write off of goodwill ($139 million) and cumulative translation adjustment ($79 million), is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The third quarter 2001 included a pretax credit of $42 million (after tax $3 million) representing the gain on the sale of the worldwide gas compression business, partially offset by an impairment charge related to the expected disposition of certain activities. The proceeds from the sale of the worldwide gas compression business included $274 million in cash, a $150 million long-term subordinated note and newly issued Hanover Compressor Company shares with a value of $173 million. The pretax credit of $42 million is classified in Cost of goods sold and services in the Consolidated Statement of Income and the related tax charge of $39 million is classified in Taxes on income.

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

INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies include Schlumberger’s 40% investment in the MI Drilling Fluids Joint Venture (September 30, 2002—$581 million; December 31, 2001—$573 million). Equity in income of investments carried under the equity method (third quarter 2002—$18 million; third quarter 2001—$13 million and nine months 2002—$52 million; nine months 2001—$42 million) are included in Interest & other income in the Consolidated Statement of Income.

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

Amortization of goodwill and workforce ceased with effect from January 1, 2002. Assembled workforce, net of deferred taxes, of $175 million has been reclassified to Goodwill.

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

SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was adopted by Schlumberger commencing January 1, 2002.

Effective January 1, 2002, Schlumberger adopted the FASB EITF Abstract 01-14, (Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred). Prior year revenue has been restated to include reimbursable costs billed to customers which had been classified as a contra expense and now must be classified as revenue. The reclassification was only required in the Oilfield Services (OFS) segment as the SchlumbergerSema segment was already in compliance with the new standard. OFS revenue and cost of goods sold & services increased in the third quarter 2001 by $148 million and in the nine months 2001 by $389 million. There was no effect on cash flow or net income.

On July 29, 2002, the Financial Accounting Standards Board issued SFAS 146 (Accounting for Costs Associated with Exit or Disposal Activities). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaces Issue 94-3. Schlumberger will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

SECURITIZATION

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable and subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $187 million at September 30, 2002 and $176 million at December 31, 2001. Costs of the program, which primarily consist of the purchasers’ financing and administrative costs, were not significant. Unless extended by amendment, the agreement expires in September 2003.

FINANCING

During January 2002, two principal subsidiaries of Schlumberger in Europe initiated a Euro commercial paper program, which is guaranteed by Schlumberger Limited. At September 30, 2002, Euro commercial paper borrowings totaled $773 million and the UK Pound commercial paper borrowing totaled $507 million. Both the Euro and the UK Pound commercial paper borrowings are supported by a long-term revolving credit facility.

On April 4, 2002, the principal US subsidiary of Schlumberger issued $1 billion of 10 year senior unsecured notes with a coupon rate of 6.50% (6.634% including amortization of debt discount and expense) in the US capital markets. The notes were issued under rule 144A without registration rights for life. The proceeds partially replaced US commercial paper borrowings. At September 30, 2002, US commercial paper borrowings totaled $1.3 billion. US commercial paper borrowings are supported by a long-term revolving credit facility.

INVENTORY

A summary of inventory follows:

	($ millions)
	Sept. 30 2002	Dec. 31 2001
Raw Materials & Field Materials	$1,078	$1,087
Work in Process	197	180
Finished Goods	221	220

	1,496	1,487
Less: Reserves	282	283

	$1,214	$1,204

FIXED ASSETS

A summary of fixed assets follows:

	($ millions)
	Sept. 30 2002	Dec. 31 2001
Property plant & equipment	$11,666	$11,179
Less: Accumulated depreciation	6,944	6,351

	$4,722	$4,828

GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 is as follows:

($ millions)
Balance at December 31, 2001	$6,261
Reclassification of Assembled Workforce, net of deferred taxes(1)	175
Impact of change in exchange rates	271
Other, including acquisitions	44

Balance at September 30, 2002	$6,751

(1)	Following adoption of SFAS 142 on January 1, 2002.

INTANGIBLE ASSETS

A summary of intangible assets follows:

	($ millions)
	Sept. 30 2002	Dec. 31 2001
Gross book value	$845	$935
Less: Accumulated amortization	218	124

	$627	$811

The amortization charged to income for the third quarter 2002 was $31 million and $94 million for the first nine months of 2002. In accordance with SFAS 142 (see New Accounting Standards), $259 million (net of amortization) has been reclassified to Goodwill.

Intangible assets principally comprise patents, software, technology and other. At September 30, 2002, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	($ millions)
	Gross Book Value	Accumulated Amortization	Amortization Periods
Patents	$162	$37	5-10 years
Software	413	127	1-15 years
Technology	204	44	5-10 years
Other	66	10	1-15 years

	$845	$218

The weighted average amortization period for all intangible assets is approximately 6.6 years.

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

Prior year revenue had been restated to include reimbursable costs billed to customers, which had been classified as a contra expense and now must be classified as revenue in accordance with FASB EITF Abstract 01-14. The reclassification was only required in the OFS segment as the SLSEMA segment was already in compliance with the new standard. As a result Oilfield Services third quarter 2001 and nine months 2001 revenue and cost of goods sold & services increased by $148 million and $389 million, respectively. The adoption of this standard had no effect on cash flow or net income.

	($ millions)
	Third Quarter 2002					Third Quarter 2001
	Revenue	Income after tax	Tax Expense	Minority Interest	Income before tax	Revenue	Income after tax	Tax Expense(4)	Minority Interest	Income before tax
OFS
North America	$718	$60	$39	$—	$99	$975	$157	$95	$—	$252
Latin America	370	23	6	—	29	389	38	9	—	47
Europe/CIS/W. Africa	761	82	20	—	102	623	76	21	—	97
Other Eastern	612	98	15	—	113	569	111	19	—	130
Elims/Other	70	(8)	10	(5)	(3)	84	(33)	(4)	13	(24)

	2,531	255	90	(5)	340	2,640	349	140	13	502

SLSEMA
North & South America	159	(3)	1	—	(2)	177	(1)	(5)	—	(6)
Europe/M. East/Africa	672	26	6	—	32	642	31	13	—	44
Asia	88	—	2	1	3	74	3	1	1	5
Elims/Other	(23)	(24)	(5)	—	(29)	(45)	(21)	(1)	—	(22)

	896	(1)	4	1	4	848	12	8	1	21

OTHER(1)	94	(4)	(2)	—	(6)	295	13	(1)	—	12
Elims & Other(2)	(20)	3	(31)	(2)	(30)	(11)	(109)	(29)	1	(137)

	$3,501	$253	$61	$(6)		$3,772	$265	$118	$15

Interest Income					16					28
Interest Expense(3)					(96)					(101)
Charges					—					42

					$228					$367

(1)	2001 includes the divested Resource Management Services businesses.
(2)	2001 includes goodwill amortization of $98 million.
(3)	Excludes interest expense included in the Segment results ($2 million in 2002; $1 million in 2001).
(4)	2001 tax expense excludes a charge of $40 million related to the Charges.

	($ millions)
	Nine Months 2002					Nine Months 2001
	Revenue	Income after tax	Tax Expense	Minority Interest	Income before tax	Revenue	Income after tax	Tax Expense(5)	Minority Interest	Income before tax
OFS
North America	$2,176	$207	$123	$—	$330	$2,895	$440	$266	$—	$706
Latin America	1,089	112	22	—	134	1,180	103	31	—	134
Europe/CIS/W. Africa	2,054	214	63	—	277	1,729	195	60	—	255
Other Eastern	1,830	303	53	—	356	1,589	278	50	—	328
Elims/Other	261	(27)	17	4	(6)	278	(62)	6	24	(32)

	7,410	809	278	4	1,091	7,671	954	413	24	1,391

SLSEMA(1)
North & South America	479	(24)	(9)	—	(33)	492	(25)	(22)	(1)	(48)
Europe/M. East/Africa	1,883	65	29	1	95	1,389	53	24	1	78
Asia	263	1	4	1	6	248	26	4	3	33
Elims/Other	(40)	(39)	(14)	—	(53)	(103)	(37)	(11)	—	(48)

	2,585	3	10	2	15	2,026	17	(5)	3	15

OTHER(2)	273	(12)	(7)	—	(19)	911	22	(7)	2	17
Elims & Other(3)	(69)	(10)	(86)	(4)	(100)	(50)	(195)	(84)	(1)	(280)

	$10,199	$790	$195	$2		$10,558	$798	$317	$28

Interest Income					53					124
Interest Expense(4)					(271)					(283)
Charges					(30)					(263)

					$739					$721

(1)
Includes the results of Sema plc which was acquired in April 2001. Compared to last year and on a proforma basis (assuming the acquisition occurred on January 1, 2001), SLSEMA revenue for the nine months was up 0.9%.

(2)	2001 includes the divested Resource Management Services businesses.
(3)	2001 includes goodwill amortization of $198 million.
(4)	Excludes interest expense included in the Segment results ($6 million in 2002; $4 million in 2001).
(5)	2001 tax expense excludes a charge of $40 million related to the Charges.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	(Stated in millions)
	Oilfield Services			SchlumbergerSema(1)			Other(2)
Third Quarter	2002	2001	% chg	2002	2001	% chg	2002	2001	% chg
Operating Revenue	$2,531	$2,640	(4)%	$896	$848	6%	$94	$295	(68)%
Pretax Operating Income (loss)(3)	$340	$502	(32)%	$4	$21	(83)%	$(6)	$12	—%

Nine Months
Operating Revenue	$7,410	$7,671	(3)%	$2,585	$2,026	28%	$273	$911	(70)%
Pretax Operating Income (loss)(3)	$1,091	$1,391	(22)%	$15	$15	—%	$(19)	$17	—%

(1)
Includes the results of Sema plc which was acquired in April 2001. Compared to last year and on a proforma basis (assuming the acquisition occurred on January 1, 2001), SchlumbergerSema revenue for the nine months was up 0.9%.

(2)	2001 includes the divested Resource Management Services businesses.
(3)
Pretax operating income (loss) represents income (loss) before taxes and minority interest, excluding interest income, interest expense, gain on sale of securities and amortization of intangibles ($27 million and $111 million for the third quarter in 2002 and 2001, respectively, and $82 million and $236 million for the first nine months in 2002 and 2001, respectively).

Third Quarter 2002 Compared to Third Quarter 2001

Revenue for the third quarter of $3.5 billion decreased 7% over the same period last year. Net income was $173 million, a decrease of 11% compared to the same period last year. Diluted earnings were $0.30 per share. This compares with an adjusted $0.50 per share for the same period last year, excluding the impairment charge, and $0.34 per share in the second quarter of 2002.

The loss from the WesternGeco joint venture in the quarter included the Schlumberger share of losses-to-completion of $21 million ($0.04 per share) for contracts primarily in Mexico and India. SchlumbergerSema results in the quarter included a $12 million after-tax charge ($0.02 per share) for workforce reductions.

Oilfield Services revenue of $2.53 billion increased 3% versus the second quarter of 2002. The worldwide M-I rig count increased 6% over the same period. Revenue decreased 4% year-on-year, substantially less than the rig count decline of 21%.

SchlumbergerSema revenue of $896 million for the quarter increased 5% sequentially despite the continued depression in the IT services industry. Pretax income included a charge of $16 million for employee severance costs, substantially all of which has been paid.

OILFIELD SERVICES

Operating revenue of $2.53 billion in the third quarter decreased 4% versus last year, but increased 3% sequentially. In comparison, the M-I rig count decreased 21% year-on-year and increased 6% sequentially. Pretax operating income of $340 million decreased 32% year-on-year and 11% sequentially.

North America revenue decreased 26% compared with the previous year and was flat sequentially as the M-I rig count declined 29% versus last year and increased 12% on a sequential basis. In contrast, revenues outside North America increased 10% versus 2001 and 6% sequentially as the M-I rig count decreased 6% and 1% respectively.

Outside North America revenue growth was led by the Europe/CIS/West Africa Area both year-on-year and sequentially primarily due to the demand for well completions and productivity technologies. Overall, the Russia, Caspian, Mexico and China GeoMarkets experienced the strongest revenue growth sequentially and year-on-year.

From a technology standpoint, Well Completions & Productivity continued to record the strongest growth increasing 13% year-on-year and 9% sequentially primarily due to increased market share gained through the accelerated introduction of innovative cost-effective new technologies. These included the Sensa* distributed temperature fiber optic system and the Poseidon™ artificial lift system, which is used in gaseous oil wells where conventional electrical submersible pumps can lock and fail.

Pretax operating income was adversely impacted by lower pricing in proprietary WesternGeco marine services and losses relating to land seismic contracts in Mexico and marine contracts in India.

North America

Revenue of $718 million decreased 26% versus last year but was flat versus last quarter. The M-I rig count decreased 29% year-on-year but increased 12% sequentially. Pretax operating income of $99 million decreased 61% year-on-year and 8% sequentially.

Initial signs of improvement in rig count at the beginning of the quarter slowed amid continued economic uncertainty, a slower pick-up in Canadian activity post-Spring break-up and lower natural gas prices in the West. These reasons, combined with the initial impact of tropical storms in the Gulf of Mexico, resulted in year-on-year and sequential revenue decreases across the Area.

All technology segments posted year-on-year and sequential revenue decreases with the exception of Drilling & Measurements which achieved significant growth following the introduction of DD Direct*. This new acquisition software allows reduced field crew size leading to improved efficiency and reduced costs resulting in increased margins. In addition, the success of drilling &

measurements technologies led to two three-year contract awards for Logging While Drilling/Measurements While Drilling services in the Gulf of Mexico.

Pricing pressures across the board and operational interruptions due to hurricane activity adversely affected pretax operating income.

Latin America

Revenue of $370 million decreased 5% year-on-year but increased 10% sequentially in sharp contrast to the M-I rig count, which decreased 22% year-on-year and increased 1% sequentially. Pretax operating income of $29 million fell 37% year-on-year and 25% sequentially. Excluding the effect of WesternGeco, pretax operating income increased 17% sequentially.

The sequential increase in revenue was led by improved demand for well services, drilling & measurements, and well completions activities in the Mexico GeoMarket. Schlumberger also won a new integrated services contract for 100 wells in the Burgos project. In the Latin America South GeoMarket, increased activity for Petrobras in Brazil resulted from a drive to reduce oil imports, together with a higher demand for integrated services and solutions. This trend was highlighted when Schlumberger was awarded a key integrated well construction project for the development of the Albacora Leste field in the Campos Basin covering 29 wells over three years.

Europe/CIS/West Africa

Revenue of $761 million grew 22% year-on-year and 13% sequentially in contrast to the M-I rig count, which fell 10% and 6% respectively. Pretax operating income of $102 million increased 5% and 6% versus last year and last quarter respectively.

Year-on-year and sequentially, the Russia and the Caspian GeoMarkets recorded the highest growth as a result of unusually high artificial lift sales in Russia and ongoing drilling activity related to major contracts in both countries. This was partially offset by lower than expected revenues in the UK and Norway where activity slowed towards the end of the quarter as a result of the start of seasonal lower activity in the UK and employee strikes in Norway.

The strongest growth was experienced by Well Completions & Productivity led by artificial lift sales. WesternGeco posted solid revenue growth, as seismic activity peaked in the North Sea.

Softer pricing in proprietary marine seismic services, combined with the effects of the strikes in Norway, resulted in lower pretax operating income.

During the quarter, the first integrated Q-Land* surface seismic and Q-Borehole* vertical seismic profile acquisition was completed in Algeria. These results provided the customer with high-resolution data to image the target channel sands. The Q-Borehole survey was acquired using the Versatile Seismic Imager* (VSI) downhole tool, recorded by the wireline logging unit and transmitted over a network connection to the Q-Land recorder. From there the information was transferred to the seismic camp by microwave link for rapid quality control and geometry updating. This technology enabled the channel sands to be imaged for the first time.

Middle East & Asia

Revenue of $612 million increased 7% year-on-year but decreased 2% sequentially as the M-I rig count increased 6% versus 2001 and 1% sequentially. Pretax operating income of $113 million decreased 13% year-on-year and 12% sequentially principally due to WesternGeco losses associated with marine contracts in India.

The slowdown in activity during the quarter was attributable to a combination of factors that included a number of major projects nearing completion and lower equipment sales. Year-on-year growth was led by well services technologies in the China GeoMarket and increased pricing on contract renewals in the India GeoMarket. Sequentially, revenue fell in all GeoMarkets with the exception of China, which experienced strong marine seismic activity, robust well services related to a production optimization contract in Bohai Bay, and increased data and consulting services. Growth in the latter services was highlighted by the award of four key reservoir evaluation contracts in China with a combined work scope that spans reprocessing and interpreting petrophysical and geological data, building reservoir models and characterizing geophysical parameters for oil and gas fields in the region.

SCHLUMBERGERSEMA

Operating revenue of $896 million in the third quarter increased 6% year-on-year and 5% sequentially despite the weak IT spending environment. Customers continued to revise budgets downwards and to delay decisions on contract awards. However, focus on specific markets resulted in growth particularly in managed services, mobilecom and banking-card shipments, the public sector and the UK GeoMarket. These positive effects were partially offset by lower energy and utilities activities in North America.

Pretax operating income of $20 million, before charges, declined 8% year-on-year but doubled sequentially due to continuous cost-containment efforts and improved margins in the UK GeoMarket. However, prices continued to weaken. To adapt to the slower growth environment, the cost reduction program continued during the quarter resulting in a pretax operating charge of $16 million ($12 million after tax) for employee severance costs.

Volume Products revenue of $210 million experienced strong year-on-year and sequential growth of 10% and 5% respectively. This improvement reflected an all-time record volume of mobilecom cards, higher demand in the banking card segment, and sustained activity in banking and parking terminals. Pretax operating income of $9 million improved 42% sequentially, mainly attributable to better productivity in smart cards and terminals.

Europe, Middle East and Africa

Revenue of $672 million increased 5% year-on-year and 9% sequentially despite the overall economic slowdown in Europe and the continued fall in demand for discretionary consulting and systems integration services. These results demonstrated that SchlumbergerSema continued to gain incremental market share in its focus customer and business segments.

The UK GeoMarket experienced strong activity across the board due mainly to the growing managed services practice in the public sector, increased shipments of banking cards and improved activity in mobilecom cards for One2One and Orange.

GeoMarket activity in France was weak due to the summer slowdown. Companies continued to reduce spending and to delay decisions. Low activity in the telecommunications and finance segments was partially offset by steady growth in the public sector.

The Italy and Spain GeoMarkets also suffered from seasonally slow summer months, which primarily impacted IT consulting and systems integration services.

With increasing market uncertainty, the Germany GeoMarket showed softness, mainly in the telecommunications sector but this was partially offset by increased activity in IT services for the energy & utilities and transport sectors.

Pretax operating income of $32 million decreased 27% year-on-year and 5% sequentially. Despite significant cost reductions, the continued excess capacity in IT services, with consequently tougher pricing pressure, led to flat margins and lower income for the quarter.

North and South America

Revenue of $159 million decreased 10% year-on-year but grew 1% sequentially. The yearly decrease was due to across-the-board declines in IT spending and the economic challenges experienced by utilities companies in the energy trading industry. The sequential gain came mainly from stronger activity in the telecommunications sector in North America, which was partially offset by continued weakness in the financial services and telecommunications markets in South America as a result of economical and political uncertainty.

Despite weak demand for consulting and systems integration services, pretax operating losses of $2 million decreased year-on-year and sequentially. The sequential improvement came almost entirely from reduction in overhead and the closure of one facility in the US. Margin improvement in Real-Time Energy Management activities contributed to reduced pretax losses.

Asia

Revenue of $88 million increased 18% year-on-year but decreased 2% sequentially. The sequential decline was due to lower mobilecom deliveries to China Mobile coupled with pricing pressure. However this was partially offset by higher card deliveries in the Philippines and Thailand together with improved managed services activity in the financial sector. The significant yearly improvement was due to the recovery in mobilecom cards from an all-time low level that offset a decline in the average card-selling price.

Pretax operating income of $3 million decreased 37% year-on-year but increased sequentially. The year-on-year decrease was a direct consequence of the significant pricing pressure in the card market, where excess capacity could not be matched by the recovery in demand. The sequential improvement was due to better card gross margins as a result of productivity improvements.

OTHER

On a comparable basis, excluding the Resource Management Services businesses divested in 2001, revenue was up 18% while the pretax loss improved by $9 million, to $6 million.

INCOME STATEMENT

Interest and other income was flat from the same period last year although there was a $10 million decrease in interest income (2002—$18 million; 2001—$28 million) reflecting an decrease of $63 million in average investment balances and a decrease in average returns on investments from 5.9% to 3.5%; this year, interest and other income included a $6 million gain from the sale of investments. Excluding the $42 million divestiture related credit in 2001, gross margin was 2.6% below last year. As a percentage of revenue, research and engineering expense was flat and marketing expense decreased 0.3% from last year. General expense as a percentage of revenue decreased from 5.0% to 4.8%. Interest expense decreased by $4 million as average debt balances were down $47 million and the average borrowing rates decreased from 5.2% to 4.9%. The effective tax rate for the third quarter was 27% compared to 26% in the second quarter. On a comparable basis, excluding the impairment charge and amortization of goodwill and assembled workforce, the third quarter 2001 effective tax rate was 28.5%.

Nine Months 2002 Compared to Nine Months 2001

OILFIELD SERVICES

Nine months revenue for Oilfield Services of $7.4 billion was 3% lower compared to the same period last year and this was in sharp contrast to worldwide M-I rig count decline of 21%. The prolonged uncertainty regarding US economic growth, together with less than expected demand for gas, accounts for the 25% revenue decline in North America. The revenue from the rest of the world increased 4% year over year as they outperformed MI rig count decline of 4%. Latin America remained lower (down 8%), however Europe/CIS/West Africa and Middle East & Asia continue to improve robustly posting revenue growth of 19% and 15%, respectively.

Revenue growth was led by the GeoMarkets in the Europe/CIS/West Africa and Middle East & Asia Areas. Mexico is the only GeoMarket in Latin America which grew. The Caspian, Russia, India, Nigeria and Malaysia/Brunei/Philippines GeoMarkets recorded the largest year-on-year increases.

From a technology standpoint, Well Completion Services (WCP) and Drilling & Measurement (D&M) continue to grow as new technologies are introduced into the market and/or market share improves. WCP revenues were up 12% year-to-date (YTD) on the strength of improved positioning in completions coupled with gains from new perforating and sand prevention technologies. D&M revenues were up 5% YTD due to continued robust growth and pricing improvements for PowerDrive* rotary steerable services, including the latest 4 ¾” tools, and market share gains in

Directional Drilling, MWD, and LWD. The other technology segments fell as a result of rig count decline whereas WesternGeco continued to experience decline as a result of lower multiclient license sales and continued softness in proprietary marine pricing.

Pretax operating income decreased 22% year over year mostly from lower profitability in North America but mitigated by higher activity internationally. The pretax operating income was also negatively impacted by losses relating to land seismic contracts in Mexico and marine contracts in India.

North America

Revenue in North America of $2.2 billion declined 25% versus the same period last year, compared with M-I rig count which decreased 31%. These results reflect lower drilling activity on concerns surrounding the recovery of the US economy coupled with lower US gas demand leading to higher-than-average gas storage levels. All GeoMarkets recorded declines. Decreased revenue was reported across all technology segments, particularly WesternGeco, due to low multiclient license sales in the Gulf of Mexico. Pretax operating income of $330 million decreased 53% due to pricing erosions on drilling related services affected by activity decline and due to steep reduction in multiclient sales for WesternGeco as stated previously.

Latin America

Latin America revenue of $1.1 billion declined 8% year over year, compared to M-I rig count which declined 22%. Ongoing political and economic uncertainty and low investor confidence in the region continued to affect business conditions, particularly in Venezuela and Argentina. This was mitigated to some degree by growth in the Mexico GeoMarket where large onshore and offshore field development programs continue. To that end, Schlumberger has been awarded several major contracts, most notably in the Burgos and Cantarell development projects. Despite the lower revenue, pretax operating income of $134 million remained flat year over year.

Europe/CIS/West Africa

Europe/CIS/West Africa revenue of $2.1 billion increased 19% versus the same period last year, compared with M-I rig count (excluding CIS) which declined 2%. The Caspian GeoMarket (up 104%) led strong growth in the Area where Schlumberger achieved substantial market share gains in Drilling & Measurements, Wireline and Well Completions & Productivity services. Russia, Nigeria and the UK GeoMarkets also posted solid growth versus last year. Although investment activity in Russia and the Caspian is expected to continue, this is anticipated to be offset later by a general slowdown of activity in the North Sea as the majors evaluate the impact of the new UK tax legislation. Deepwater activity in Africa should continue to improve, however ‘quota’ implications in Nigeria may lead to budget cuts as further development activities are postponed. By technology segment, all segments, with the exception of WesternGeco and IPM, posted strong growth. Pretax operating income of $277 million increased 9% compared to last year. The lower pretax operating income fall-through from revenue increase was due to softer pricing in proprietary marine seismic services, combined with the effects of the strikes in Norway.

Middle East & Asia

Nine months revenue in the Middle East & Asia Area of $1.8 billion increased 15% year over year compared with M-I rig count which increased 6%. The India GeoMarket (up 48%) experienced the strongest growth mainly due to increased seismic activity as private operators and the government aim to meet stringent exploration target dates following the 2001 licensing round. In addition, the Malaysia/Brunei/Philippines GeoMarket (up 31%) where a major fracturing campaign is underway, and Saudi Arabia (up 25%) where land seismic levels were high, reported significant revenue increases. Improvements were recorded across all technology segments led by WesternGeco with multiple land long-term contracts. Pretax operating income of $356 million increased 8% compared to last year. The lower pretax operating income fall-through from revenue increase was due to the negative impact of losses relating to land seismic contracts in Iran and marine contracts in India.

SCHLUMBERGERSEMA

Revenue was $2.6 billion (28% higher than last year reflecting the acquisition of Sema plc in April 2001) and pretax operating income was $15 million. Pretax operating results for Utilities increased $26 million while revenue decreased $43 million over the same period last year reflecting continued

cancellation and delays in capital spending by utilities customers; the improvement in the pretax results was due mainly to a reduction in headcount and other cost reduction programs. Revenue for Volume Products was $598 million, down 3% over the same period last year. This reduction is primarily due to Mobilecom Cards, where the effect of significant price erosion was partly offset by strong demand in Asia, and to lower demand for Prepaid Cards. Smart Card activity benefited from increased supply to the banking sector. Volume Products pretax operating income of $19 million was adversely affected by the drop in Mobilecom Cards pricing levels.

OTHER

On a comparable basis, excluding the Resource Management Services businesses divested in 2001, revenue was 5.7% higher over the same period last year. Pretax loss improved by $31 million, to $19 million.

INCOME STATEMENT

Interest and other income decreased $77 million from the same period last year due to a $73 million decrease in interest income (2002—$56 million; 2001—$129 million) reflecting a decrease of $960 million in average investment balances and a decrease in average returns on investments from 6.0% to 4.1%; last year, interest and other income included a $19 million gain from the sale of investments. Gross margin, excluding charges of $30 million in 2002 and the $238 million in 2001, of 22% was 1.4% below last year. Research and engineering expense and marketing expense as a percentage of revenue decreased 0.2% and 0.4%, respectively, over the same period last year. General expense as a percentage of revenue remained the same at 4.8%. Interest expense decreased by $10 million as average debt balances were up $1.2 billion and the average borrowing rates decreased from 6.0% to 4.9%. The effective tax rate for the first nine month period was 25% compared to 32% (excluding the Argentina provision in 2002 and the RMS impairment charge in 2001) for the same period last year. On a comparable basis, excluding the RMS impairment charge and amortization of goodwill and assembled workforce, the nine month 2001 effective tax rate was 27.2%.

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

Amortization of goodwill and workforce ceased with effect from January 1, 2002. Assembled workforce, net of deferred taxes, of $175 million has been reclassified to Goodwill.

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

SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was adopted by Schlumberger commencing January 1, 2002.

Effective January 1, 2002, Schlumberger adopted the FASB EITF Abstract 01-14, (Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred). Prior year revenue has been restated to include reimbursable costs billed to customers which had been classified as a contra expense and now must be classified as revenue. The reclassification was only required in the Oilfield Services segment as the SchlumbergerSema segment was already in compliance with the new standard. Oilfield Services revenue and cost of goods sold & services increased in the third quarter 2001 by $148 million and in the nine months 2001 by $389 million. There was no effect on cash flow or net income.

On July 29, 2002, the Financial Accounting Standards Board issued SFAS No.146, (Accounting for Costs Associated with Exit or Disposal Activities). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaces Issue 94-3. Schlumberger will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

LIQUIDITY

A measure of financial position is liquidity, which Schlumberger defines as cash plus short-term and fixed income investments, less debt. The following summarizes the change in consolidated liquidity for the third quarter and nine months ended September 30, 2002.

	($ millions)
	Third Quarter	Nine Months

Funds provided by:
Net income	$173	$541
Non-cash charges	—	29
Depreciation and amortization(1)	399	1,162
Funds used for:
Capital expenditures (1)	(401)	(1,303)
Dividends paid	(108)	(324)
Working capital	197	(163)
Sema plc acquisition payments	—	(132)
Impact of change in exchange rates	5	(350)
Other	22	45

Change in liquidity	287	(495)
Liquidity, beginning of period	(5,819)	(5,037)

Liquidity, end of period	$(5,532)	$(5,532)

(1)	Including multiclient seismic data cost.

Liquidity in the third quarter increased $287 million due mainly to improvements in working capital. The year to date decrease of $495 million was mainly due to the adverse $350 million currency translation effect, the expected $132 million payment to former LHS/Sema shareholders (under the terms of an exchange agreement to acquire Sema shares) and spending of severance and other 2001 provisions.

During January 2002, two principal subsidiaries of Schlumberger in Europe initiated a Euro commercial paper program, which is guaranteed by Schlumberger Limited. At September 30, 2002, Euro commercial paper borrowings totaled $773 million and the UK Pound commercial paper borrowing totaled $507 million. Both the Euro and the UK Pound commercial paper borrowings are supported by a long-term revolving credit facility.

On April 4, 2002, the principal US subsidiary of Schlumberger issued $1 billion of 10-year senior unsecured notes with a coupon rate of 6.50% (6.634% including amortization of debt discount and expense) in the US capital markets. The notes were issued under rule 144A without registration rights for life. The proceeds partially replaced US commercial paper borrowings. At September 30, 2002, US commercial paper borrowings totaled $1.3 billion. US commercial paper borrowings are supported by a long-term revolving credit facility.

FOURTH QUARTER 2002 MATTERS

As announced in July 2002, the company has undertaken a review of the SchlumbergerSema businesses and is preparing a strategic business plan. Following the completion of this plan, Schlumberger’s annual impairment valuation will be performed by an independent third party. The strategic plan and the results of the independent valuation will be reviewed and approved by the Board of Directors in early December. Additionally, Schlumberger expects a further charge for employee severance costs.

In light of the disappointing third quarter results for the WesternGeco seismic joint venture, the business outlook for the next several years is being reviewed. As a result, the venture expects a charge in the fourth quarter 2002 to downsize its operation in line with the expected market conditions.

SALE OF REED-HYCALOG

On October 28, 2002, Schlumberger signed a definitive agreement to sell Reed-Hycalog to Grant Prideco, Inc. Reed-Hycalog, based in Houston, Texas, is a global leader in drill bit technology, manufacturing, sales and service to the worldwide oil and gas industry.

Under the terms of the agreement, consideration will include $255 million cash and 9.73 million shares of Grant Prideco common stock.

The transaction is expected to be completed prior to December 31, 2002 and is subject to regulatory approvals, including under the Hart-Scott-Rodino Improvements Act, and other customary closing conditions.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the third quarter 2002 earnings release and associated web-based publication and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, expected capex, multiclient and depreciation and amortization expenditures, the timing and likelihood of NPTest’s initial public offering, conditions in the oilfield service business, including increases in activity during the second half of 2002 and into 2003, production increases in non-OPEC areas, issues affecting the seismic industry, continued deepwater drilling activity, benefits from contract awards, future results of operations, pricing recovery, cost reductions and improvements in the performance of SchlumbergerSema, the SchlumbergerSema strategic plan and the results of the independent valuation, potential charges to employee severance costs, the completion of the sale of Reed-Hycalog, and the funding of pension plans. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy, changes in exploration and production spending by major oil companies, including our expectations for renewed growth in gas drilling and the sustainability of gas pricing in NAM; recovery of activity levels, improved pricing and reduction in the oversupply of vessels associated with the seismic businesses; continuing customer commitment to certain key oilfield projects, and continued growth in Schlumberger IT Services for E&P industry; general economic and business conditions in key regions of the world, including potential currency and business exposure in Argentina and Venezuela, further socio-political unrest in the Gulf and/or Asia, changes in business strategy, economic, competitive and technological factors affecting markets, services, and prices in SchlumbergerSema businesses including its ability to accelerate synergies with Oilfield Services and to increase cost savings; uncertainties created by deregulation in the utility industry particularly in NAM and the extent and timing of utilities’ investment in integrated solutions to utility management; continuing customer commitment to key long-term services and solutions contracts in our SchlumbergerSema businesses; a reversal of the weak IT environment and a significant increase in IT spending; the extent and timing of a recovery in the telecommunications industry; an increase in the pricing of and a growth in the demand for smart cards in e-commerce and network and Internet-enabled solutions; Schlumberger’s ability to meet its identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures, the adoption and effect of new accounting standards, potential contributions to pension plans and other factors detailed in this Form 10-Q, in our third quarter 2002 earnings release, our most recent Form 10-K and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 4:    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Schlumberger’s internal controls or in other factors that could significantly affect these controls.

*	Mark of Schlumberger

PART II.    OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

Report 8-K dated October 1, 2002, filed as of October 2, 2002 to report the Schlumberger Third Quarter 2002 Business Update press release dated October 1, 2002.

Report 8-K dated October 16, 2002, furnished as of October 17, 2002 to report under Item 9 a Question and Answer document on the October 16, 2002 Schlumberger Press Release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

SCHLUMBERGER LIMITED (Registrant)

/s/ FRANK A. SORGIE Frank A. Sorgie Chief Accounting Officer

Date:  November 1, 2002

CERTIFICATIONS

I, D. Euan Baird, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Schlumberger Limited.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function);

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D. EAUN BAIRD D. Eaun Baird Cheif Executive Officer

Date:  November 1, 2002

I, Jean-Marc Perraud, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Schlumberger Limited.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function);

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEAN-MARC PERRAUD Jean-Marc Perraud Chief Financial Officer

Date:  November 1, 2002