Form 10-K
period 2002-12-31
SCHLUMBERGER LTD /NV/
filed 2003-02-27
CIK 87347

As filed with the Securities and Exchange Commission on February 27, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission File Number 1-4601

Schlumberger N.V. (Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Netherlands Antilles (State or other jurisdiction of incorporation or organization)	52-0684746 (IRS Employer Identification No.)

153 East 53 Street, 57th Floor New York, New York, U.S.A.	10022-4624

42, rue Saint-Dominique Paris, France	75007

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is: (212) 350-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris Euronext Amsterdam The London Stock Exchange SWX Swiss Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Act).  YES  ☒    NO  ☐

As of June 28, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $26 billion.

As of February 20, 2003, Number of Shares of Common Stock Outstanding: 582,204,604.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated: Definitive Proxy Statement for the Annual General Meeting of Stockholders to be held April 11, 2003 (“Proxy Statement”), Part III.

SCHLUMBERGER LIMITED

Form 10-K

PART I

Item 1     Business

All references herein to “Registrant”, “Company” and “Schlumberger” refer to Schlumberger Limited and its consolidated subsidiaries. The following discussion of results should be read in conjunction with the Consolidated Financial Statements.

Founded in 1927, Schlumberger Limited is a global technology services company consisting of three business segments: first, Schlumberger Oilfield Services, one of the leading providers of technology services and solutions to the international petroleum industry; second, SchlumbergerSema, an IT services company providing consulting and systems integration services, and network and infrastructure solutions, primarily to the global energy sector, including oil and gas, and other regional markets spanning the telecommunications, finance and public sectors and third, the Other business segment which principally comprises the Cards, Terminals, Meters North America and NPTest activities. With approximately 78,500 employees and operations in over 100 countries, Schlumberger has principal executive offices in Paris, New York and The Hague. The following summary describes the services and products for each business segment.

Schlumberger Oilfield Services is one of the leading providers of technology services and solutions to the international petroleum industry.

With 48,000 employees, Schlumberger Oilfield Services manages its business through 27 Oilfield Services GeoMarket* regions, which are grouped into four geographic areas: North America; Latin America; Europe, CIS and West Africa; and the Middle East & Asia. The GeoMarket regions offer customers a single point of contact at the local level for field operations and bring together geographically focused teams to meet local needs and deliver customized solutions.

Schlumberger invented wireline logging in 1927 as a technique for obtaining downhole data in oil and gas wells. Today, Schlumberger Oilfield Services operates in each of the major oilfield service markets covering the entire life cycle of the reservoir. These services are organized into seven technology segments, in which Schlumberger holds a number of market leading positions, to capitalize on technical synergies and introduce innovative solutions within the GeoMarket regions.

■	Wireline – services that provide the information necessary to evaluate the reservoir, plan and monitor well construction, and monitor and evaluate production, divided into open-hole and cased-hole wireline logging.

■	Drilling & Measurements – directional drilling, measurement-while-drilling and logging-while-drilling services.

■	Well Services – services to construct oil and gas wells, as well as maintain optimal production through the life of an oil and gas field. These include pressure pumping, well stimulation services, coiled tubing, cementing and engineering services.

■	Well Completions & Productivity – services for testing, completing and producing oil and gas wells ranging from well testing and perforating services, completions systems, intelligent completions to a full spectrum of artificial lift services.

■	Integrated Project Management – consulting, project management and engineering services leveraging the expertise from the other technology segments for the E&P industry.

■	Schlumberger Information Solutions – integrated business solutions comprising GeoQuest software, information management services, information technology and a complete range of expert services.

■	WesternGeco Joint Venture (70% Schlumberger, 30% Baker Hughes) – land and marine seismic acquisition and processing.

The technology segments are also responsible for overseeing operational processes, resource allocation, personnel and quality, health, safety and environmental matters in the GeoMarket.

Supporting the service technology segments are 13 technology centers and five research centers. Through its research and product development, Schlumberger is committed to advanced technology programs that will enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery, increase asset value and accomplish all of these goals in a safe, environmentally sound manner.

In addition, Schlumberger is a minority owner in M-I Drilling Fluids, a joint venture with Smith International that offers drilling and completion fluids utilized to stabilize rock strata during the drilling process and minimize formation damage during completion and workover operations.

Schlumberger also owns several jack up rigs, two of which were sold in the fourth quarter of 2002. In addition, the Reed Hycalog drillbits business was sold to Grant Prideco in December 2002 and has been treated as a discontinued operation.

Schlumberger’s oilfield services are marketed by its own personnel. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers; labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing seismic services, measurements-while-drilling and logging-while-drilling services, and fully computerized logging and geoscience software and computing services. Land and marine seismic operations and technologies are managed and developed by WesternGeco. A large proportion of Schlumberger’s oilfield services are non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

The focus of Schlumberger Oilfield Services is on increasing the productivity of oil and gas reservoirs, which is being enhanced through the delivery, and application of real-time data. As oil and gas operators face declining production and challenges in adding new reserves economically, they are increasing their focus on improving recovery rates from existing and new reserves while reducing overall costs. As a result, the long-term objective is to fully integrate SchlumbergerSema IT solutions and services with oilfield operations to provide real-time reservoir management services that allow customers to optimize production and the recovery of their hydrocarbon reserves.

SchlumbergerSema provides IT consulting, systems integration, managed services together with network and infrastructure solutions, primarily in the global energy market which includes the oil and gas industry where Schlumberger holds a leadership position and the energy and utilities market. In addition, SchlumbergerSema provides these services in specific regional markets spanning the telecommunications, finance, transport and public sectors.

During 2002 SchlumbergerSema underwent two organizational changes:

■	First, Schlumberger Network Solutions, previously under Oilfield Services, was combined with the Global Infrastructure Services business of SchlumbergerSema to create today’s Network & Infrastructure Solutions division of SchlumbergerSema.

■	Second, on December 10, 2002 Schlumberger announced that it would separate the products businesses from the services businesses in SchlumbergerSema. The products businesses are now reported in the ‘Other’ business segment, which includes Payment Systems, Cards, Point of Sales Terminals, Electricity Metering and Parking Meters. Telecom software products remain part of the SchlumbergerSema segment but are managed separately.

The objective of the reorganizations is to maximize the synergies between SchlumbergerSema and Oilfield Services by rapidly developing IT services for the Energy sector.

With approximately 25,000 people serving customers in 65 countries, SchlumbergerSema is organized into 19 GeoMarkets grouped into three major geographic areas: North and South America; Europe, Africa, Middle East; and Asia.

SchlumbergerSema services are organized as follows:

■	Network & Infrastructure Solutions that combines specialized technologies, domain experience and global infrastructure to enable the digital enterprise through their DeXa Suite of Services and provides secure global IP infrastructure, integrated information security solutions, wireless and remote network connectivity and complete network managed services.

■	Consulting & Systems Integration which offers consulting services, business systems and large-scale technical systems designed to operate to the highest levels of reliability in demanding conditions. The knowledge, skills and methods used by Schlumberger consultants around the world, combined with technical, systems integration and outsourced managed services capability within SchlumbergerSema, enable the development, implementation and management of major business and IT programs that are core to the strategic goals and long-term success of all businesses.

■	Telecom Products, which provides telecommunications enterprise software systems, such as billing, customer relationship management (CRM).

SchlumbergerSema was formed in April 2001, when Schlumberger Limited acquired Sema plc, and combined it with part of its former Test & Transactions business and other recent acquisitions.

Other

Schlumberger Volume Products offers a broad portfolio of hardware and software products that provide the foundation of the company’s best-in-class services and solutions. With more than 20 years experience as the smart card industry leader, Schlumberger was the first company to introduce Java-based smart card technology, and has sold more than 2.5 billion smart cards to date. Product expertise includes:

■	Cards

■	Payphones

■	Point-of-sale (POS) terminals

■	Parking and mass transit terminals

■	Meters

■	Trading systems

Also included in this segment is NPTest, which provides advanced test and diagnostic systems as well as engineering services to the semiconductor industry. These devices range from microprocessors, graphics processors, chipsets, devices for high-speed data transfer and communication applications to those used in increasingly complex consumer electronics such as DVDs and set-top boxes.

Acquisitions

Information on acquisitions made by Schlumberger or its subsidiaries appears under the heading “Acquisitions” on page 47 of this Report within the “Notes to Consolidated Financial Statements”.

GENERAL

Research & Development

Research to support the engineering and development efforts of Schlumberger’s activities is conducted at Schlumberger Doll Research, Ridgefield, Connecticut, USA; Schlumberger Cambridge Research, Cambridge, England, and at Stavanger, Norway; Moscow, Russia and Dhahran, Saudi Arabia.

Patents

While Schlumberger seeks and holds numerous patents, no particular patent or group of patents is considered material to Schlumberger’s business.

Seasonality

Although weather and natural phenomena can temporarily affect delivery of oilfield services, the widespread geographic location of such services precludes the overall business from being characterized as seasonal. However, because oilfield services are provided predominantly in the Northern Hemisphere, severe weather can temporarily affect the delivery of such services and products.

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog since it is primarily service rather than product related. SchlumbergerSema backlog at December 31, 2002 was $4.7 billion of which $1.5 billion is the subsequent twelve month backlog. At December 31, 2001, the SchlumbergerSema backlog was $4.3 billion of which $1.5 billion was the subsequent twelve month backlog. The orders are believed to be firm but there is no assurance that any of the current backlog will actually result in sales.

Government Contracts

No material portion of Schlumberger’s business is subject to renegotiation of profits or termination of contracts by the US or other governments.

Employees

As of December 31, 2002, Schlumberger had approximately 78,500 employees.

Non-US Operations

Schlumberger’s non-US operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, exchange controls, and currency fluctuations. Although it is impossible to predict such occurrences or their effect on Schlumberger, management believes these risks to be acceptable.

Environmental Protection

Compliance with governmental provisions relating to the protection of the environment does not materially affect Schlumberger’s capital expenditures, earnings or competitive position. Management believes that Schlumberger is currently in substantial compliance with applicable environmental laws and regulations. For more information, see Environmental Matters on page 30.

Financial Information

Financial information by business segment for the years ended December 31, 2002, 2001 and 2000 is given on pages 58-59 of this Report, within the Notes to Consolidated Financial Statements.

Internet Website

Schlumberger’s internet website can be found at www.slb.com. Schlumberger makes available free of charge, or through our internet website at investorcenter.slb.com, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission.

Item 2    Properties

Schlumberger owns or leases manufacturing facilities, administrative offices, service centers, research centers, sales offices and warehouses in North and South America, Europe, Africa, Asia and Australia. Some facilities are owned and some are held through long-term leases. No significant lease is scheduled to terminate in the near future, and Schlumberger believes comparable space is readily obtainable should any lease expire without renewal. Schlumberger believes all of its properties are generally well maintained and adequate for the intended use.

Outside the United States the principal owned or leased facilities of Oilfield Services are located in Hassi Massoud, Algeria; Luanda, Angola; Perth, Australia; Baku, Azerbaijhan; Rio de Janeiro, Brazil; Calgary and Edmonton, Canada; Bogota, Colombia; Cairo, Egypt; Clamart and Paris, France; Jakarta, Indonesia; Milan, Italy; Fuchinobe, Japan; Atyrau, Kazakhstan; Kuwait City, Kuwait; Kuala Lumpur, Malaysia; Mexico City, Mexico; Port Harcourt, Nigeria; Belfast, Northern Ireland; Bergen and Stavanger, Norway;

Doha, Qatar; Moscow, Russia; Al-Khobar, Saudi Arabia; Singapore; Bangkok, Thailand; Abu Dhabi and Dubai, United Arab Emirates; Aberdeen, Gatwick, Inverurie, Stonehouse and Southampton, United Kingdom; Caracas, Venezuela.

Within the United States, the principal owned or leased facilities of Oilfield Services are located in Anchorage, Alaska; Lawrence, Kansas; New Orleans, Louisiana; Bartlesville, Oklahoma; Austin, Houston, La Marque, Rosharon and Sugar Land, Texas.

Within the United States, the principal owned or leased facilities of SchlumbergerSema are located in San Carlos, California; Denver, Colorado; Miami, Florida; Atlanta, Georgia; Owings Mills, Maryland; Boston, Massachusetts; Jersey City and Moorestown, New Jersey; Oconee, South Carolina; Austin and Houston, Texas.

Outside the United States, the principal owned or leased facilities of SchlumbergerSema are located in Buenos Aires, Argentina; Sydney, Australia; Brussels, Belgium; Curitiba and Sao Paulo, Brazil; Toronto and Quebec, Canada; Santiago, Chile; Beijing, Changsha, Guangzho, Hong Kong and Shanghai, China; Bogota, Colombia; San Jose, Costa Rica; Copenhagen, Denmark; Chambray-les-Tours, Louveciennes, Montrouge, Paris and Sophia Antopolis, France; Dreiech, Dusseldorf, Hamburg, Koln and Munich, Germany; Calcutta, Mumbai and New Delhi, India; Jakarta, Indonesia; Dublin, Ireland; Milan, Pont St. Martin, Naples and Rome, Italy; Tokyo, Japan; Seoul, Korea; Kuala Lumpur, Malaysia; Mexico City, Mexico; Asker and Oslo, Norway; Singapore; Cape Town and Johannesburg, South Africa; Barcelona and Madrid, Spain; Gothenburg, Kiruna, Malmo and Stockholm, Sweden; Geneva and Zurich, Switzerland; Taipei, Taiwan; Bangkok, Thailand; Birmingham, Crewe, Docklands, Glasgow, Nottingham, London, Reading and Wilmslow, United Kingdom.

Item 3    Legal Proceedings

The information with respect to Item 3 is set forth under the heading Contingencies on page 57 of this Report, within the Notes to Consolidated Financial Statements.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Schlumberger’s security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of Schlumberger

Information with respect to the executive officers of Schlumberger and their ages as of February 28, 2003 is set forth below. The positions have been held for at least five years, except where stated.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	56

Chairman and Chief Executive Officer, since February 2003;

President and Chief Operating Officer, March 2002 to February 2003;

Executive Vice President – Oilfield Services, January 1999 to March 2002; and

Executive Vice President – OFS Products, February 1998 to January 1999.

Jean-Marc Perraud	55

Executive Vice President and Chief Financial Officer, since March 2002;

Controller and Chief Accounting Officer, April 2001 to March 2002;

Treasurer, January 1999 to May 2001; and

Vice President – Director of Taxes, May 1993 to January 1999.

Xavier Flinois	40	Executive Vice President, since February 2003; President SchlumbergerSema, July 2002 to February 2003; President Network & Infrastructure Solutions, April 2002 to July 2002;

Name	Age	Present Position and Five-Year Business Experience

		President Network Solutions, March 2000 to April 2002; President Omnes, October 1999 to March 2000; and Vice President Technology, Test & Transactions, March 1998 to October 1999.

Chakib Sbiti	48

Executive Vice President, since February 2003;

President Oilfield Services Middle East & Asia, July 2001 to February 2003;

President Oilfield Services Asia, August 2000 to July 2001; and

Oilfield Services Director of Personnel, January 1998 to August 2000.

Ellen Summer	56	Secretary and General Counsel, since March 2002; Director of Legal Services, April 2001 to March 2002; and Deputy General Counsel, March 2001 and prior.

Simon Ayat	48

Vice President, Controller and Business Processes, since December 2002;

Vice President Finance SchlumbergerSema, April 2001 to December 2002;

Oilfield Services Controller, September 1998 to April 2001; and

GeoMarket Manager Indonesia, February 1998 to September 1998.

Pierre E. Bismuth	58	Vice President – Personnel.

Mark Danton	46	Vice President – Director of Taxes, since January 1, 1999; and Deputy Director of Taxes, January 1995 to January 1999.

Andre Erlich	55

Chief Information Officer, since May 2002;

Vice President Technology and General Manager, April 2001 to May 2002;

Vice President Business Development, October 1999 to April 2001; and

Vice President and General Manager SRPC, September 1997 to October 1999.

Rene Huck	55

Vice President QHSE & Industry Affairs, since March 2002;

President Reservoir Evaluation and Development, Oilfield Services, January 2001 to March 2002;

President Reservoir Development, Oilfield Services, December 1999 to January 2001;

President Camco International, September 1998 to December 1999; and

President European-Caspian Area, Oilfield Services, January 1998 to September 1998.

Philippe Lacour-Gayet	55	Vice President and Chief Scientist, since January 2001; and Chief Scientist, July 1997 to January 2001.

Jean-Dominique Percevault	57	Vice President – European Affairs and Chairman France, since January 2002; Vice President – European Affairs, December 2001 and prior.

Frank Sorgie	55	Chief Accounting Officer, since May 2002; and Director of Financial Reporting, January 1993 to May 2002.

Michel Soublin	57

Treasurer, since May 2001;

Seconded as Chief Financial Officer to Yukos, January 1999 to May 2001;

Director Business Information Systems, September 1998 to January 1999;

and Vice President and Controller, Oilfield Services, January 1996 to September 1998.

PART II

Item 5    Market for Schlumberger’s Common Stock and Related Stockholder Matters

As of December 31, 2002, there were 582,173,115 shares of the Common Stock of Schlumberger outstanding, exclusive of 84,931,553 shares held in Treasury, and approximately 24,825 stockholders of record. The principal United States market for Schlumberger’s Common Stock is the New York Stock Exchange.

Schlumberger’s Common Stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SWX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

The information with respect to this portion of Item 5 is set forth under the heading Common Stock, Market Prices and Dividends Declared per Share on page 30 of this Report.

Item 6     Selected Financial Data

FIVE-YEAR SUMMARY

	(Stated in millions except per share amounts)

	Year Ended December 31,
	2002	2001 [1]	2000 [1]	1999 [1]	1998 [1]
SUMMARY OF OPERATIONS
Operating revenue:
Oilfield Services	$9,347	$9,867	$7,253	$6,043	$8,029
SchlumbergerSema [2]	2,991	2,258	238	68	—
Other [3]	1,442	2,136	2,468	2,480	2,932
Eliminations and other	(306)	(203)	(128)	(18)	—

Total operating revenue	$13,474	$14,058	$9,831	$8,573	$10,961

% increase (decrease) over prior year	(4)%	43%	15%	(22)%	1%
Pretax segment income:
Oilfield Services	$1,328	$1,803	$1,041	$595	$1,288
SchlumbergerSema [2]	34	(33)	(75)	3	2
Other [3]	20	93	155	103	159
Eliminations [4]	(148)	(420)	(206)	(169)	(198)

Pretax segment income before minority interest	1,234	1,443	915	532	1,251
Minority interest	—	38	7	11	9

Total pretax segment income, before charges	$1,234	$1,405	$908	$521	$1,242

% increase (decrease) over prior year	(12)%	55%	74%	(58)%	(11)%
Interest income	68	154	297	228	164
Interest expense	364	380	273	184	127
Charges (net of minority interest) [5]	3,077	134	(7)	120	432
Taxes on income [6]	279	554	218	132	261

Income (loss), continuing operations	$(2,418)	$491	$721	$313	$586

% increase (decrease) over prior year	—	(32)%	130%	(47)%	(44)%

Income, discontinued operations	$98	$31	$14	$54	$428

Net income (loss)	$(2,320)	$522	$735	$367	$1,014

% increase (decrease) over prior year	—	(29)%	100%	(64)%	(27)%
Basic earnings (loss) per share:
Continuing operations	$(4.18)	$0.85	$1.26	$0.57	$1.08
Discontinued operations	0.17	0.06	0.03	0.10	0.78

Net income (loss)	$(4.01)	$0.91	$1.29	$0.67	$1.86
Add back amortization of goodwill	—	0.50	0.17	0.16	0.13

Adjusted earnings (loss) per share	$(4.01)	$1.41	$1.46	$0.83	$1.99

Diluted earnings (loss) per share:
Continuing operations	$(4.18)	$0.85	$1.25	$0.55	$1.04
Discontinued operations	0.17	0.06	0.02	0.10	0.77

Net income (loss)	$(4.01)	$0.91	$1.27	$0.65	$1.81
Add back amortization of goodwill	—	0.50	0.17	0.15	0.12

Adjusted earnings (loss) per share	$(4.01)	$1.41	$1.44	$0.80	$1.93

Cash dividends declared per share	$0.75	$0.75	$0.75	$0.75	$0.75

	(Stated in millions except per share amounts)
	Year Ended December 31,
	2002	2001 [1]	2000 [1]	1999 [1]	1998 [1]
SUMMARY OF FINANCIAL DATA
Income as % of operating revenue, continuing operations	(18)%	3%	7%	4%	5%

Income as % of operating revenue, continuing operations excluding charges	5%	6%	7%	5%	9%

Return on average stockholders’ equity, continuing operations	(31)%	6%	9%	4%	8%

Return on average stockholders’ equity, continuing operations excluding charges	9%	10%	9%	6%	12%

Fixed asset additions	$1,366	$2,044	$1,317	$787	$1,458

Depreciation expense	$1,256	$1,178	$936	$923	$929

Avg. number of shares outstanding:
Basic	579	574	570	549	544

Assuming dilution	579	580	580	564	562

AT DECEMBER 31:
Liquidity [7]	$(5,021)	$(5,037)	$422	$1,231	$731

Working capital	$735	$1,487	$3,502	$4,787	$4,681

Total assets	$19,435	$22,326	$17,173	$15,081	$16,078

Long-term debt	$6,029	$6,216	$3,573	$3,183	$3,285

Stockholders’ equity	$5,606	$8,378	$8,295	$7,721	$8,119

Number of employees continuing operations	78,500	80,000	59,000	54,000	58,000

1.	Restated, in part, for organization changes and discontinued operations.
2.	Sema plc was acquired on April 1, 2001.
3.	Principally includes the Cards, Terminals, Meters North America, NPTest and the divested Resource Management Systems (sold in 2001) and Retail Petroleum Services (sold in 1998) businesses.
4.	Includes amortization of goodwill and other acquisition related intangibles.
5.	For details of Charges, see pages 23-24 of this Report.
6.	In 2002, the provision for income tax before the net tax expense on the charges was $246 million. In 2001, the provision for income taxes, before the tax expense on the charges was $391 million. In 2000, the provision for income taxes, before the tax benefit on the charges was $208 million. In 1999, the provision for income taxes, before the tax benefit on the charge and the tax expense on the gain on the sale of RPS financial instruments, was $124 million. In 1998, the provision for income taxes, before the tax benefit charge, was $324 million.
7.	As defined on page 27 of this Report.

Item 7     Management’s Discussion and Analysis of Financial Condition

                and Results of Operations

Schlumberger operates three business segments: Oilfield Services, SchlumbergerSema and Other. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in millions)

OILFIELD SERVICES	2002	2001 [1]	% Change

Operating Revenue	$9,347	$9,867	(5)%
Pretax Segment Income [2]	$1,328	$1,803	(26)%

SCHLUMBERGERSEMA [3]	2002	2001	% Change

Operating Revenue	$2,991	$2,258	32%
Pretax Segment Income [2]	$34	$(33)	—%

OTHER [4]	2002	2001	% Change

Operating Revenue	$1,442	$2,136	(33)%
Pretax Segment Income [2]	$20	$93	(78)%

[1]	Restated, in part, for organizational changes and discontinued operations.
[2]	Pretax segment income represents income before taxes and minority interest, excluding interest income, interest expense, gain on sale of securities and amortization of intangibles and charges, net (see pages 23-24 of this Report).
[3]	Sema plc was acquired April 1, 2001. Compared to 2001 and on a pro forma basis (assuming the acquisition occurred on January 1, 2001) SchlumbergerSema revenue for 2002 was up 7%.
[4]	Principally comprises the Cards, Terminals, Meters North America and NPTest activities and in 2001, the divested Resource Management Services businesses.

Oilfield Services

2002 Results

Revenue for 2002 was $9.3 billion versus $9.9 billion in 2001 reflecting a 5% decrease due to reduced activity in North America and Latin America, which were 24% and 7% lower respectively. This was partially mitigated by higher activity in Europe/CIS/West Africa, up 14% and the Middle East & Asia, where revenue increased 10%. The M-I rig count fell 17%. Pretax operating income decreased 26% primarily from reduced margins in wireline, well services and seismic technologies as activity declined in North America.

A sharp fall in revenue at the beginning of 2002 reflected declining activity levels in North America, which remained depressed for the remainder of the year, together with political and economic uncertainty in Latin America. In the second and third quarters, robust activity in Europe/CIS/West Africa, and signs of a possible recovery in Asia, mitigated the effects of low North American drilling levels resulting in increased revenues. However, this trend was short-lived as slower activity outside North America due mainly to seasonal influences coupled with budget cuts resulted in lower fourth quarter revenues. In 2002, the Caspian, Russia and Mexico GeoMarkets posted the highest double-digit revenue growth of 89%, 62% and 48% respectively versus 2001.

From a technology standpoint, the strongest performer was Well Completions & Productivity where acquisitions, testing, advanced completions systems and artificial lift technology market share gains resulted in 8% revenue growth. During the year Schlumberger acquired A. Comeau & Associates a leading provider of electrical engineering products and services for artificially lifted wells. This latest addition, combined with the successful integration of Sensa and Phoenix technologies into the Schlumberger Artificial Lift services portfolio, contributed to higher sales in 2002 particularly in the Eastern Hemisphere. The Drilling & Measurements technology segment also recorded solid revenue growth of 7% fuelled largely by the continued penetration of the PowerDrive475* rotary steerable system into new GeoMarkets.

In addition to A. Comeau & Associates Limited, Schlumberger made two further acquisitions during the year to bolster its real-time reservoir management suite of services. In January, Schlumberger acquired Norwegian-based Inside Reality AS providing new 3D virtual reality systems that create a unique and powerful environment for interactive well planning and real-time geosteering analysis. Schlumberger also acquired the software and services business of Technoguide AS a leader in the reservoir modeling domain.

The seismic downturn continued throughout 2002 resulting in significantly lower activity levels, a reduction in multiclient license sales and extreme pricing pressures for WesternGeco. As a result, Schlumberger announced operating losses in the third quarter related to contracts in India and Mexico, and in the fourth quarter, workforce reductions of 1,700 people coupled with the closure of its land-based seismic operations in the US lower 48 states and Canada. WesternGeco revenue of $1.5 billion decreased 13% and pretax operating income of $71 million fell 68%.

North America

North America revenue of $2.8 billion decreased 24% versus 2001 while the M-I rig count dropped 27%.

A steep revenue decline at the outset of the year reflected a continued lackluster drilling environment and unseasonably mild weather conditions. Throughout the remainder of the year activity levels remained depressed resulting in essentially flat revenue for 2002. Other factors contributing to reduced revenues included lower non-rig related activity resulting in lower wireline, well services and well completions & productivity revenues, the effects of the tropical storms in the third quarter, a slow pick-up in Canadian activity post spring break-up and the previously stated closure of US land-based and Canadian seismic operations.

Pretax operating income of $409 million decreased 52% due to pricing pressures across all services, particularly in well services, well completions & productivity and seismic services.

WesternGeco revenue of $548 million and pretax operating income of $131 million fell 36% and 40% respectively.

Latin America

Latin America revenue of $1.5 billion decreased 7% versus 2001 while the M-I rig count decreased 20%.

Ongoing political and economic uncertainty in the region continued to affect business conditions, particularly in Venezuela and Argentina. This particularly impacted results in the first half of the year. In sharp contrast, the second half of 2002 saw solid growth partly as a result of higher demand for drilling & measurements and well completions technologies connected to contracts in the Burgos Basin. In addition, the completion of an IPM project that involved the sale of production facilities in Ecuador for $26.5 million in the fourth quarter contributed to end-of-year higher revenue.

Pretax operating income of $175 million declined 13% as a result of decreased activity in Venezuela and Argentina.

WesternGeco revenue of $169 million increased 25%; however, pretax operating income of $4.9 million dropped 71% due to the recognition of land seismic contract losses in Mexico in the third quarter.

Europe/CIS/West Africa

Europe/CIS/West Africa revenue of $2.7 billion increased 14% versus 2001 as the M-I rig count decreased 5%.

Strong revenue growth was recorded in the first three quarters reflecting increased activity levels and market share gains particularly in the Caspian and Russia GeoMarkets in respect to artificial lift and drilling technologies. The Well Completions & Productivity technology segment recorded the strongest growth of 27% followed by Drilling & Measurements, which grew 24%.

This growth was partially mitigated by a steep revenue drop in the fourth quarter due to exceptionally severe winter weather conditions in the North Sea and Russia that affected all services, particularly seismic and fracturing activities. In addition, operator budget cuts in the Nigeria GeoMarket and refocused investment decisions in the UK contributed to lower fourth quarter revenues.

Pretax operating income of $322 million decreased 6% due to softening in pricing towards the end of the year and restructuring in the region to reduce support infrastructure to match slowing activity levels.

WesternGeco revenue of $267 million decreased 5% and the pretax operating loss of $52 million was 67% higher than 2001.

Middle East & Asia

Middle East & Asia revenue of $2.4 billion increased 10% outpacing the M-I rig count, which grew 6% for the same period.

After a decline at the beginning of the year resulting from exceptional artificial lift sales at the end of 2001, the Asian market showed signs of recovery highlighted by strong revenue growth in the second quarter. Over the year, the India and Malaysia/Brunei/Philippines GeoMarkets recorded the strongest growth due to increased activity in these countries. In addition, the Wireline and Well Services technology segments posted the highest growth, up 14% and 10% respectively.

This was partly offset, however, by a slowdown in activity in the second half of 2002 due to a number of major projects nearing completion, lower equipment sales and a significant reduction in seismic activity throughout the Area.

Pretax operating income of $457 million was flat despite the revenue growth due to marine seismic contract losses incurred in India in the third quarter coupled with softening pricing in well completions and productivity services.

WesternGeco revenue of $490 million increased 15%; however, pretax operating income of $3.2 million declined 93% due to the recognition of marine seismic contract losses in India.

2001 Results

Record Oilfield Services operating revenue of $9.9 billion increased 36% over 2000 in sharp contrast with the worldwide M-I rig count, which grew only 15%. Increased non-rig related activity, partly attributable to the WesternGeco Joint Venture, and higher pricing levels contributed to the growth.

Operating revenue started to grow in the first quarter, due to continued high activity in North America and increased demand internationally. The latter continued throughout 2001 and was reflected in the Europe/CIS/West Africa and Middle East & Asia Area results. However, softening North American drilling activity in the third quarter, as a result of slower economic growth and declining natural gas drilling activity, offset international growth.

The WesternGeco Joint Venture in its first full financial reporting year was the largest contributor to double-digit growth in all Areas with the Malaysia/Brunei/Philippines, Alaska, Gulf Coast and West & South Africa GeoMarkets recording the strongest results versus 2000. Market share gains, improved pricing levels and the introduction of new technology contributed to strong growth in the Drilling & Measurements technology business. In addition, improved Reda submersible pump sales and the continued expansion of the PowerSTIM* well production optimization solution contributed to significant growth in the Well Completions & Productivity technology segment.

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

North America

North American operating revenue increased 49% versus 2000 outpacing the M-I rig count, which grew 17%. The strong operating revenue growth that continued in the first quarter of 2001 plateaued in the middle of the year. This was due to slower economic conditions and declining natural gas prices, which resulted in reduced activity towards the end of the year. The Alaska and Gulf Coast GeoMarkets recorded the strongest revenue growth due to increased demand for drilling and measurements and well services, wireline technologies and higher seismic activity.

Pretax operating income increased 124% particularly due to strong demand for well services technologies and the significant impact of the WesternGeco Joint Venture.

Latin America

Operating revenue increased 32% exceeding the M-I rig count growth of 13%. Increased activity across all services contributed to double-digit growth in the GeoMarkets. Growth was led by the Peru/Colombia/Ecuador and Latin America South GeoMarkets as a result of increased drilling and measurements and well services. Further, higher well completions services during the year, and an increase in land seismic activity in Bolivia during the fourth quarter contributed to growth in these GeoMarkets.

Pretax operating income increased 133% principally as a result of increases in IPM, Wireline and the impact of the WesternGeco Joint Venture.

Europe/CIS/West Africa

Operating revenue increased 41% in the Europe/CIS/West Africa Area, more than double the M-I rig count growth, which rose 15%. Overall moderate growth was recorded for the year led by high demand for well completions services in Nigeria and strong growth in drilling and measurements and wireline services in the Russia GeoMarket. In particular, strong growth was seen in the West and South Africa GeoMarket partly due to an Early Production Facility Project for IPM during the year.

Pretax operating income increased 59% due mainly to the Well Completions & Productivity segment, which recorded strong growth across most GeoMarkets.

Middle East & Asia

A 26% increase in operating revenue surpassed the M-I rig count four-fold in 2001. Almost all GeoMarkets in the region recorded strong double-digit growth led by seismic, drilling and measurements and well services activities in the Malaysia, Brunei and Philippines GeoMarket, and as a result of new contract wins in the Gulf GeoMarket. Moderate sequential growth was recorded throughout the year reflecting the pick up in international activity.

Pretax operating income increased 50% comprised mostly of an increase in Drilling & Measurements and in the Well Completions & Productivity technology segments.

2000 Results

Moderate growth was recorded during the first half of the year with sharp sequential growth in the second half of the year led by increased activity in North America and higher demand for drilling & measurements technologies, up 29%, and well services up 25%. The seismic down cycle, which started at the beginning of 1999, continued through the first half of the year. The second half of 2000 saw significant improvement leading to higher Schlumberger activity due to the introduction of new generation seismic Q* Marine technology and increased multiclient data sales.

Oilfield Services operating revenue increased 20% compared with 1999 as the worldwide M-I rig count grew 30%.

North America

North America operating revenue increased 46% versus 1999, in line with the M-I rig count, which grew 47%. Increased activity, which started in the third quarter of 1999, continued into the beginning of 2000 with a significant increase in drilling activity due to the continued shift to natural gas exploration and development. Well Services posted the strongest revenue growth, up 56% followed by Drilling & Measurements, up 46% and Wireline, which increased 40%. Pretax operating income increased 233%.

Latin America

Latin America operating revenue increased 23% for the year, consistent with a 23% increase in the M-I rig count. There was strong growth in the second half of 2000 across most technology segments. Pretax operating segment income increased 390% due to improved profitability led by Drilling & Measurements and Well Services.

Europe/CIS/West Africa

Operating revenue increased 7% in Europe/CIS/West Africa during 2000, consistent with a 10% increase in the M-I rig count. Results in the first quarter were lower year over year due to continued flat activity and a sharp decline in seismic activity in this region for the same period. The increase in activity in the second half of the year was moderate compared with the other Areas. Pretax operating income increased 86% as a result of increased pricing for wireline and drilling & measurements technologies.

Middle East & Asia

Operating revenue in Middle East & Asia increased 5%, in line with a 5% increase in the M-I rig count. Lower first quarter results resulted from the continued industry down cycle, and the growth was moderate for the remainder of the year due to a slow increase in activity. Stronger sequential growth in the second half of the year resulted from increased activity in the Middle East and improved demand particularly for drilling & measurements and testing technologies. Pretax operating income increased 3%.

SchlumbergerSema

2002 Results

SchlumbergerSema operating revenue increased 32% compared with 2001 mainly due to the acquisition of Sema plc whose results were consolidated with effect from April 1, 2001. On a proforma basis, assuming the acquisition occurred on January 1, 2001, operating revenue in 2002 was up 7% compared to 2001. The pretax segment income of $34 million compared to a loss of $33 million in 2001, reflecting the cost reductions initiatives implemented since the integration of Sema plc into Schlumberger. The 2002 pretax segment income excludes the charges discussed on pages 23-24 of this Report.

In December an updated strategy for SchlumbergerSema was announced. The SchlumbergerSema focus is now on IT consulting and systems integration together with network and infrastructure solutions, primarily in global energy while continuing to develop specific regional market sectors in areas where it has a successful competitive position based on scale and domain knowledge. This strategy is designed to create industry leadership in the energy market by combining the systems integration skills of Sema with the global reach and energy sector knowledge of Schlumberger.

SchlumbergerSema won the top prize at the prestigious Management Consultancies Association (MCA) Best Management Practice Awards in London for its work on the 2002 Salt Lake City Olympic Winter Games. At the 2002 Winter Olympic Games, SchlumbergerSema led a consortium of 15 technology partners in a three-year long project to deliver the IT infrastructure needed to run the Games. Dr Jacques Rogge, president of the International Olympic Committee commented “The Information Technology operations of any Olympic Games play a vital role in the overall success of the Games”. Schlumberger is also the official Worldwide Information Technology Partner for the Olympic Games in 2004, 2006 and 2008.

North & South America

Operating revenue increased 4% over 2001 primarily due to increased activity from the Network Infrastructure Solutions (NIS) business as a result of several large IT outsourcing projects. These include the Conoco and Dallas County IT projects and the DeXa.Net global connectivity solution to provide communications for Houston-based Atwood Oceanics offshore and land facilities around the world. Partially offsetting the increase in activity from NIS, revenue declined in the telecom and utility industries due primarily to the weak IT services spending environment as customers faced economic challenges and continued to revise budgets downwards and delay decisions on contract awards. However, major contracts have been awarded in the energy segment such as the Online Energy Management System for AES Infoenergy in Brazil and the systems integration and data management services contracts with Nebraska Public Power District (NPPD) of Columbus, Nebraska.

Despite the marginal increase in revenue, pretax operating loss of $43 million represented an improvement of 18% over 2001, mainly attributable to the cost reduction programs implemented throughout the area.

Europe/Middle East/Africa

Operating revenue increased 35% mainly due to the inclusion of a full year’s revenue from the acquisition of Sema plc compared to nine months in 2001. On a comparable basis the revenue increased by 4% despite a declining IT services market in Europe for the first time since 1993. The main contributor to the growth was the public sector mainly in the UK where SchlumbergerSema won large outsourcing contracts with the Association of Train Operating Companies, the Department of Work and Pension and the Vehicle Inspectorate. Also contributing to the improvements were an energy-related project for Brussels-based Electrabel S.A., a leading energy producer, distributor and supplier in Belgium, with power plants in eight European countries serving about 4.5 million customers daily and a health and welfare services project to Consignia’s 220,000 employees in the UK.

Pretax operating income increased 33% due mainly to the cost cutting program implemented throughout the year.

Asia

Operating revenue increased 38%. On a comparable basis, operating revenue would have been flat. The decreased activity in telecommunications, mainly in China and Taiwan, was offset by the increase in the finance segment on new outsourcing contracts in the insurance sector in Japan for Mass Mutual and delivery of payment systems in China.

Pretax operating income decreased 61% mainly attributable to pricing pressure and economic declines in the telecommunications IT services industry.

Telecom Products

Operating revenue increased 22% over 2001 principally due to the inclusion of Sema plc. On a comparable basis the activity was flat despite the sharp decline in the telecommunications industry. During the year the focus was on streamlining the product portfolio and reducing the number of R&D centers and reducing the workforce to the level of activity.

The pretax operating loss of $24 million was an improvement over the loss of $34 million in 2001 mainly due to the significant workforce reduction aimed at aligning R&D with the product development cycles.

2001 Results

On April 6, 2001, Schlumberger completed the acquisition of Sema plc for $5.15 billion. Sema plc is a leading IT and technical services company with a strong European presence. The acquisition was financed through existing cash resources of Schlumberger and from borrowings under a $3 billion floating rate credit facility. As a result of the acquisition, the SchlumbergerSema business segment was created combining Sema plc and certain businesses of Schlumberger Test & Transactions and Resource Management Services, including CellNet and Convergent.

Operating revenue increased $2.0 billion over 2000 due to the acquisition of Sema plc. Excluding the acquisition of Sema plc the operating revenue increase would have been $383 million on a pro forma basis.

NIS experienced a 91% operating revenue growth for 2001 versus 2000 mostly due to E&P contracts demonstrating that this industry is recognizing the importance of IT connectivity and security.

North & South America

Operating revenue increased 233% versus 2000 essentially due to the inclusion of the full year’s activity for the Convergent Group, acquired in November 2000 and CellNet Data Systems, acquired in June 2000. Additionally the increased utilities activity was a result of strong demand for Real Time Energy Management Systems (RTEMS) services and further deployment of related networks, the extension of key existing utility business contracts in North America for utility data management services and the award of a significant contract for consulting and personal energy management advanced data services. Contributing to the growth was the award of NIS projects by University of Texas Medical Board, Shell and Ecopetrol.

Pretax operating loss was 22% lower than the previous year.

Europe/Middle East/Africa

Operating revenue increased significantly due to the inclusion of Sema plc. Excluding Sema plc the year on year pro forma operating revenue increase would have been $83 million due principally to the full inclusion of Data Marine Systems Limited acquired in October 2000 and to the award of multi-million dollar contracts in France for Banque de France and in the UK for Metropolitan Police.

Pretax operating income increased significantly due to the inclusion of Sema plc.

Asia

Operating revenue increased almost eight-fold largely due to the integration of Sema plc. Excluding Sema plc the year on year growth would have been $24 million entirely due to stronger NIS activity and to sustained demand for business continuity and outsourcing services throughout the area exemplified by the desktop outsourcing project for Caltex in Sumatra, Indonesia.

Pretax operating income increased significantly due to the inclusion of Sema plc.

Telecom Products

There was no activity prior to 2001.

The activity was mainly led by strong bookings in mobile messaging systems, with the first SemaPortal* short message server implementation and customer care and billing products system integration for mobile operators, such as the project awarded by Telecom Italia Mobile (TIM) which covers their operations in Europe and Brazil.

2000 Results

During the year, SchlumbergerSema took strategic steps in the global energy segment to build its solutions offerings through the acquisition in June 2000 of CellNet Data Systems, the leading provider of telemetry technology for the development and deployment of large-scale automatic meter reading (AMR) systems and the Convergent Group, a leading builder of digital enterprises focusing on the utility sector, in November 2000.

Operating revenue increased 250% year-on-year reflecting the above two acquisitions and the acquisition of the remaining 50% stake in Omnes, a joint venture previously equally owned by Schlumberger and Cable & Wireless.

North & South America

Operating revenue increased more than four-fold over 1999 due to market expansion, including the acquisition of CellNet Data Systems and the Convergent Group, the receipt of several major orders in Real Time Energy Management Systems (RTEMS) and the University of Texas Medical Board NIS’ contract.

The pretax operating loss reflected the newly acquired CellNet and Convergent activities.

Europe/Middle East/Africa

Operating revenue increased 158% and pretax operating income increased 37% due to the 50% consolidation of Omnes and the full consolidation of Data Marine Systems.

Asia

Operating revenue increased 108% and pretax operating income increased 8-fold entirely due to the consolidation of 100% of Omnes into Schlumberger.

Telecom Products

There was no activity in Telecom Products during the year 2000.

Other

Included in this segment are NPTest, consisting of the core product lines of Schlumberger Semiconductor Solutions, smart cards, point-of-sale terminals, eCity terminals, payphones, payments systems, electricity meters and the divested businesses of the former Resource Management Services segment.

On May 21, 2002 NPTest filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its shares of common stock which is not yet effective.

2002 Results

Operating revenue decreased 32% reflecting the divestiture of the Resource Management Services North American water metering activities and the non-North American electricity and water meter and worldwide gas meter businesses in November 2001.

NPTest activity increased due to a partial recovery in test equipment sales in North America and Asia partially offset by decreases in diagnostic equipment sales and equipment support services.

Volume Product activity remained flat despite the continuing slump in the telecommunications industry and the continued pricing pressure. This was partially offset by higher activity in banking and IT cards coupled with a favorable euro-dollar exchange rate.

Pretax operating income decreased 78% mainly due to the divestiture of Resource Management Services and eroded profitability in the smart cards business.

2001 Results

Operating revenue decreased 13% reflecting mainly the divestiture of the Resource Management Services businesses, which were sold in November 2001 and the decline in semiconductor activity, which followed the down cycle in the worldwide semiconductor industry.

Volume Products operating revenue grew by 13% despite a slowdown in the telecommunications industry. Smart cards operating revenue increased 9% compared with 2000.

NPTest revenue decreased approximately 47% from the prior year due to the sharp decline in the industry, with all product lines affected.

Pretax operating income decreased 40% due mainly to pricing pressure in both the semiconductor and the smart cards industries.

2000 Results

Operating revenue was flat. Increased activity in the smart cards business, driven by outstanding growth of the mobile communications market and in NPTest (up 5%) was offset by the decline in Resource Management Services (down 16%) where pressure on utility prices resulted in a continued downturn for the utility industry.

Pretax operating income grew 49% year-on-year mainly attributable to the improved profitability in smart cards.

Income – Continuing Operations

		(Stated in millions except per share amounts)
	Income (loss) from Continuing Operations
		Earnings (loss) per share
		Basic	Diluted	Adjusted[5]
2002[1]	$(2,418)	$(4.18)	$(4.18)	$(4.18)

2001[2,4]	$491	$0.85	$0.85	$1.35

2000[3,4]	$721	$1.26	$1.25	$1.42

[1]	Includes a net, after-tax and minority interest charge of $3,110 million ($5.38 per share – diluted). For details, see Charges – Continuing Operations on page 44.
[2]	Includes a net, after-tax and minority interest charge of $297 million ($0.51 per share – diluted). For details, see Charges – Continuing Operations on page 44.
[3]	Includes a net, after-tax and minority interest charge of $3 million ($0.00 per share – diluted). For details, see Charges – Continuing Operations on page 44.
[4]	Restated for discontinued operations.
[5]	Excludes amortization of goodwill.

In 2002, Oilfield Services segment net income decreased $267 million, or 21%, to $987 million as revenue declined 5% compared to the worldwide M-I rig count reduction of 17%. North America registered the most significant decline as revenue decreased 24% on a M-I rig count reduction of 27%. SchlumbergerSema segment net income of $21 million improved from a loss of $22 million in 2001, reflecting the revenue increase of 32% (7% on a proforma basis – assuming the Sema plc acquisition took place on January 1, 2001) and the effect of the previously announced cost reduction program. In the Other segment, net income declined to $14 million, from $85 million in 2001 which included the divested Resource Management Services businesses.

In 2001, Oilfield Services segment net income increased $498 million, or 66%, to $1,254 million reflecting the 36% growth in revenue, which outpaced the 15% increase in the worldwide M-I rig count. Higher pricing levels and increased non-rig related activity were the major factors attributable to the record Oilfield Services revenues. SchlumbergerSema segment net loss of $22 million improved $19 million reflecting the incremental income from the newly acquired Sema plc. In the Other segment, net income of $85 million declined $34 million from the prior year with declines in the semiconductor-related and Cards activities.

In 2000, Oilfield Services segment net income increased $328 million, or 76%, to $756 million. Increases in E&P expenditures and in oil and gas prices, resulting from increased oil demand and the lowest level of excess oil production capacity in decades, were the underlying factors of the strong increases in most areas, and notably in North America. Average worldwide rig count increased 30% compared to 1999. SchlumbergerSema segment net loss of $41 million was down $43 million due to losses in the newly acquired CellNet and Convergent businesses in North America. In the Other segment, net income of $119 million increased $32 million from the prior year mainly due to stronger results from the Cards activity where revenue was up 26%.

Currency Risks

Refer to page 39, Translation of Non-US Currencies in the Notes to Consolidated Financial Statements, for a description of the Schlumberger policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business’ functional currency. Schlumberger businesses operate principally in US dollars, the euro and most other European currencies and most South American currencies.

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

Research & Engineering

Expenditures by business segment were as follows:

		(Stated in millions)
	2002	2001	2000
Oilfield Services	$438	$425	$365

SchlumbergerSema	84	86	18

Other	128	164	146

In-process R&D charge[1]	—	25	—

	$650	$700	$529

[1]	Relating to the Bull CP8 acquisition.

Interest Expense

Interest expense decreased $17 million, to $368 million mainly due to a decrease in average borrowing rates from 5.8% to 4.9%. The increase in 2001 of $109 million, to $385 million, was principally due to the significantly higher debt balances incurred, relating to the acquisition of Sema plc, which were only partially offset by a reduction in average borrowing rate from 6.9% to 5.8%. The increase in 2000 of $83 million, to $276 million, was mainly due to an increase in average borrowing rates from 5.8% to 6.9%.

Hanover Compressor Transaction

In August 2001, Schlumberger sold its Oilfield Services worldwide gas compression activity to Hanover Compressor Company. The proceeds included common stock of Hanover Compressor, with a value at closing of $173 million, which is restricted from marketability until August 30, 2004 and a $150 million long-term subordinated note maturing December 15, 2005.

The market value of Schlumberger’s investment in Hanover Compressor common stock was $80 million as of December 31, 2002. Following the decline in the market value of the stock below carrying value during the second quarter of 2002, Schlumberger has performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred. Schlumberger evaluated the recoverability of its investment by reviewing recent information related to the industry and the operating results and financial position of Hanover Compressor and by considering Schlumberger’s requirement, ability and intent to hold the investment on a long-term basis. Schlumberger concluded that evidence existed at December 31, 2002 to support the recoverability of its carrying value, that there were no events or changes in circumstances specifically relating to the business prospects of Hanover Compressor, that the underlying business fundamentals are good with natural gas supplies reduced and higher natural gas prices in North America. In addition, the recently announced Hanover cutbacks in workforce and capital expenditures coupled with no immediate debt maturities should provide adequate capital resources in the near-term. Accordingly, Schlumberger concluded that the decline in market value of its investment ($93 million) in Hanover Compressor as of December 31, 2002 was temporary in nature and has not reduced the cost basis of that investment. If the decline in value persists or should Schlumberger’s assessment change, Schlumberger would take a charge to its earnings for the amount that is deemed unrecoverable.

The $150 million long-term subordinated note has a mandatory prepayment upon the issuance, sale or other disposition by Hanover Compressor of any shares of capital stock or other equity interests pursuant to a public offering or a private placement otherwise prepayment is discretionary. As of December 31, 2002, Schlumberger considers the carrying value of the note to be fully collectible.

As part of the sale agreement, Schlumberger agreed that the financing of the PIGAP II joint venture in Venezuela would be non-recourse to the buyer and would be executed prior to December 31, 2002. Accordingly, Schlumberger was obligated, with respect to the financing, to guarantee 30% (approximately $80 million) until the project was completed in 2002 and, if as of December 31, 2002, refinancing had not become non-recourse to the buyer or the project had not achieved substantial completion, Hanover Compressor had an option to put its interest in the joint venture back to Schlumberger.

As an outcome of the turmoil in Venezuela, although the project reached substantial completion, the non-recourse financing for the project was not achieved by December 31, 2002. On January 30, 2003, Hanover Compressor gave notice of its intention to exercise its right to put its ownership interest in the joint venture back to Schlumberger. The put is subject to certain consents and other conditions. Schlumberger’s obligation to provide a guarantee with respect to the financing was eliminated.

As Schlumberger originally deferred the gain on the sale of the joint venture in 2001, there is no impact on Schlumberger results of operations due to the Hanover Compressor exercise of its option.

Charges – Continuing Operations

Schlumberger recorded the following after-tax and minority interest charges/credits for continuing operations in 2002, 2001 and 2000:

■	On December 10, 2002, Schlumberger announced that the Board of Directors had approved an updated strategy for its SchlumbergerSema business segment. The new strategic plan outlook, current business values and the reorganization of SchlumbergerSema constitute significant events that required an impairment analysis to be performed in accordance with FAS 142. SchlumbergerSema was ‘valued’ on a stand-alone basis; each reporting unit within SchlumbergerSema was valued using a discounted cash flow analysis based on a long-term forecast prepared by SchlumbergerSema management with the assistance of a third party valuation expert. The implied multiples yielded by the discounted cash flow analysis were compared to observed trading multiples of comparable companies and recent transactions in the IT services industry to assess the fair value of the reporting units. The fair value was below the book value. As a result, goodwill was written down to its estimated fair value based on Schlumberger’s valuation. The impairment of goodwill mainly reflects the current difficulties of the telecommunications industry and the severely depressed market values of the IT companies serving SchlumbergerSema’s sector. Certain intangible assets were also identified and written down as part of this process.

Schlumberger recorded severance, facility and other costs in an effort to reduce costs at SchlumbergerSema and WesternGeco. These costs related to expenses that offer no future benefit to the ongoing operations of these businesses. During the fourth quarter, Schlumberger also recorded an impairment charge, to reflect a change in the business projections of the WesternGeco business, related to capitalized multiclient seismic library costs, a deferred tax valuation allowance and other costs.

The total of the above charges was $3,168 million and consisted of (1) a goodwill impairment charge of $2,638 million; (2) an intangible assets impairment charge of $132 million; (3) SchlumbergerSema severance and other charges of $77 million in response to current business conditions; (4) WesternGeco severance and other charges of $72 million in response to current business conditions; (5) a WesternGeco multiclient library impairment charge of $129 million following a valuation of the library; (6) environmental related charges of $26 million; (7) a deferred tax valuation allowance charge of $94 million.

■	In December 2002, a credit of $87 million reflecting the gain on the sale of two drilling rigs.

■	In March 2002, a charge of $29 million related to the financial/economic crisis in Argentina.

■	In March 2001, a charge of $25 million for in-process R&D related to the Bull CP8 acquisition.

■	In June 2001, a charge of $280 million for the estimated impairment charge from the disposition of certain Resource Management Services businesses.

■	In September 2001, a net credit of $3 million representing the gain on the sale of the worldwide gas compression business, partially offset by an impairment charge relating to the expected disposition of certain activities.

■	In December 2001, a net credit of $5 million, including an after tax gain on the sale of the former Resource Management Services North American Water division ($117 million). This gain was partially offset by certain charges: (1) a provision of $37 million for employee termination costs, principally in Europe and the US, related to Oilfield Services and SchlumbergerSema in response to the prevailing business conditions; (2) tax reorganization costs of $29 million; (3) a further $20 million charge related to the second quarter estimated loss on the divestiture of certain Resource Management Services businesses following the actual closing in the fourth quarter; (4) asset write down of $23 million for technological impairment related to certain Land seismic assets in the newly formed WesternGeco Joint Venture.

■	In December 2000, $25 million charge primarily relating to the write down of certain inventory and severance costs in the semiconductor business resulting from reduced activity levels in the semiconductor test market, $39 million related to the creation of the WesternGeco joint venture (including asset impairment and severance costs for Schlumberger’s existing Geco-Prakla business), and a credit of $61 million from the gain on sale of two Gas Services businesses in Europe.

An analysis of the December 2002 pretax severance and facility charges is as follows:

(Stated in millions)
	Severance		Facilities
	Amount	Headcount	Amount
Charges	$94.5	3,492	$42.8
Paid in December 2002	32.9	1,643	6.6

Balance, December 31, 2002	$61.6	1,849	$36.2

The remaining severance costs are expected to be paid before September 30, 2003.

The December 2001 charge included severance costs of $41 million (775 people) which have been paid.

The December 2000 charges included severance costs of $9 million (380 people) which have been paid.

Critical Accounting Policies and Estimates

Schlumberger’s discussion and analysis of its financial condition and results of operations are based upon Schlumberger’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Schlumberger to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, Schlumberger evaluates its estimates, including those related to bad debts, valuation of inventories and investments, recoverability of long-lived assets, income tax provision and deferred taxes, profit assumptions on long-term percentage-of-completion contracts, contingencies and litigation and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Schlumberger believes the critical accounting policies described below affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Schlumberger recognizes revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Schlumberger follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known as a change in estimate. Losses on long-term contracts are provided for when such losses are known and reasonably estimated.

Schlumberger recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Whether the fee is fixed and determinable is assessed based on the payment terms associated with the transaction. Collection is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements.

For sales, either a binding purchase order, signed license agreement or a written contract is used as evidence of an arrangement.

Revenue from maintenance services is recognized ratably over the contract term. The training and consulting services (time and materials) are billed based on hourly rates, and revenue is generally recognized as these services are performed. Revenue from outsourcing services is generally recognized as services are performed.

The Oilfield Services segment capitalizes the cost associated with obtaining multiclient seismic data. Such costs are charged to Cost of Goods Sold and Services based on a percentage of estimated total revenue that Schlumberger estimates that it will receive from the sales of such data. The carrying value of individual surveys is reviewed at least annually and adjustments to the value are made based upon the revised estimated revenues for the surveys.

Schlumberger maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Schlumberger’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Schlumberger writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Schlumberger assesses the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

■	significant underperformance relative to expected historical or projected future operating results;
■	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
■	significant negative industry or economic trends;
■	significant decline in Schlumberger’s stock price for a sustained period; and our market capitalization relative to net book value.

When Schlumberger determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on projected net cash flows expected to result from that asset, including eventual disposition.

Schlumberger has net deferred tax assets of $583 million at December 31, 2002. Schlumberger considers future taxable income and tax planning strategies in assessing the need for valuation allowances. In December 2002, in connection with the SchlumbergerSema strategic review Schlumberger determined that it would not be able to realize a part of its October 1, 2002 net deferred asset in the future relating to a certain European net operating loss. A valuation allowance of $94 million was charged to income in the fourth quarter. The cumulative valuation allowance relating to this European net operating loss is approximately $147 million at December 31, 2002.

With regard to pension and postretirement benefits, Schlumberger evaluates the appropriateness of assumptions used by an independent actuary, in particular assumptions as to discount rate, return on plan assets and medical cost trend rates. The assumptions are revised at least annually as circumstances require.

Liquidity

A measure of financial position is liquidity, which Schlumberger defines as cash plus short-term and fixed income investments, less debt. Negative liquidity indicates net debt. The following table summarizes the change in consolidated liquidity for each of the past three years:

	(Stated in millions)

	2002	2001[1]	2000[1]
(Loss)/income from continuing operations	$(2,418)	$491	$721
(Gain)/loss on sale of businesses	(87)	110	(61)
Net charges	3,197	162	64
Depreciation & amortization[2]	1,545	1,896	1,271
Decrease (increase) in working capital requirements	167	(839)	(104)
Proceeds from business divestitures	354	896	155
Fixed asset additions[2]	(1,711)	(2,469)	(1,546)
Dividends paid	(433)	(430)	(426)
Proceeds from employee stock plans	175	122	229
Acquisition of Sema plc	(132)	(4,853)	—
Other business acquisitions	(44)	(453)	(1,076)
Acquisition related payments	(70)	—	—
Impact of change in exchange rates	(507)	(6)	40
Other	(51)	(117)	(90)

Net decrease in liquidity from continuing operations	(15)	(5,490)	(823)
Discontinued operations	31	31	14

Net (increase) decrease in net debt/liquidity	16	(5,459)	(809)
Liquidity—beginning of period	(5,037)	422	1,231

Liquidity—end of period	$(5,021)	$(5,037)	$422

[1]	Reclassified, in part, for comparative purposes.
[2]	Including multiclient seismic data costs.

At December 31, 2002, Schlumberger’s liquidity was negative (debt exceeded cash plus investments). At December 31, 2002, Schlumberger had cash/short-term investments of $1.7 billion and remaining capacity in debt facilities of $3.7 billion which are sufficient to meet future business requirements.

Based on forecast 2003 net income, depreciation/amortization estimates, and other liquidity components, Schlumberger expects to improve liquidity with an objective of reducing the net debt to under $4 billion by year end 2003. This will largely be dependent upon the business segments operating results and the successful completion of certain business divestitures.

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

On October 3, 2001, wholly owned subsidiaries of Schlumberger issued $1.9 billion European bonds (Euro 1.4 billion and £425 million). The average interest rate of these bonds is 5.9% with maturity from 2008 through 2032. The proceeds from the issues were used to repay short-term bank loans originally taken out by those subsidiaries to finance the acquisition of Sema plc.

The acquisition was accounted for using the purchase method of accounting and the goodwill and identifiable intangibles aggregated $5.19 billion which were being amortized on a straight-line basis in 2001. Effective January 1, 2002, with the adoption of SFAS 142 (see New Accounting Standards), amortization of goodwill and workforce ceased. Identifiable intangibles continue to be amortized on a straight-line basis over a life of 10 years.

The aggregate value of goodwill and identifiable intangibles comprised the following:

(Stated in billions)

Cost (including expenses)	$5.15
Purchase accounting adjustments	0.34
Net tangible assets acquired	(0.30)

$5.19

Purchase accounting adjustments consisted primarily of severance costs ($84 million – 1781 people), facility reductions ($33 million), pension plan adjustments ($136 million) and tax restructuring costs ($50 million). At December 31, 2001, $26 million (593 people) of the severance costs had been paid. All remaining severance was paid in 2002.

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

Sema is an IT services company (with approximately 22,000 employees at the date of acquisition) that provides its customers with design, implementation, operations and management of information systems and IT-related consulting services. Among the industry sectors which Sema serves, Sema has increasingly focused on the telecommunications and finance sectors, and provides a range of its own software products specifically designed for these sectors in addition to its IT services. Sema’s customers include a wide variety of businesses and governmental departments around the world. Sema’s services and product offerings include systems integration and consulting; software products for the telecommunications, energy, transport and finance sectors; and outsourcing.

Business Divestitures

During 2002, Schlumberger divested the following businesses:

■	In December, the Reed Hycalog drillbits business. The proceeds included $259 million in cash and 9.7 million shares of Grant Prideco common stock with a value of $103 million. The after tax gain was $66 million. The divestiture of Reed Hycalog has been accounted for in Discontinued Operations.

During 2001, Schlumberger divested the following businesses:

■	In August, the Oilfield Services worldwide gas compression activity primarily consisting of the Production Operators Corp. subsidiary. The proceeds included $274 million in cash, a $150 million long-term subordinated note and newly issued Hanover Compressor Company shares with a value of $173 million. The shares have a three year marketability restriction. The after-tax gain was $52 million.

■	In November, the Resource Management Services North American water metering activities. Cash proceeds were $304 million and the after-tax gain was $117 million.

■	In November, the Resource Management Services non-North American electricity and water meter, and worldwide gas meter businesses. The net cash proceeds were $256 million and the after-tax loss was $300 million, of which $280 million had been recorded as an impairment charge in June (See Charges-Continuing Operations).

■	In November, the Yield Enhancement Systems division of Semiconductor Solutions. Cash proceeds were $62 million and the after-tax gain was $12 million.

Summary of Major Contractual Commitments

(Stated in millions)

		Payment Period
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt	$6,481	$453	$2,049	$1,461	$2,518
Operating Leases	$1,278	$219	$317	$226	$516

Letters of credit/guarantees outstanding aggregated $771 million at December 31, 2002.

In general, the remaining amount of letters of credit/guarantees relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. All such were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 2002 and 2001, were:

	Price Range		Dividends Declared
	High	Low
2002
QUARTERS
First	$62.430	$49.150	$0.1875
Second	59.890	46.300	0.1875
Third	47.400	35.870	0.1875
Fourth	46.850	33.400	0.1875

2001
QUARTERS
First	$82.810	$57.300	$0.1875
Second	69.250	51.150	0.1875
Third	56.900	40.840	0.1875
Fourth	56.750	42.050	0.1875

The number of holders of record of Schlumberger common stock at December 31, 2002, was approximately 24,825. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Schlumberger Treasury. US stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

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

New Accounting Standards

In June 2001, SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets) were issued. SFAS 141 was adopted by Schlumberger for acquisitions subsequent to June 30, 2001. SFAS 142 was adopted by Schlumberger commencing January 1, 2002. As required by SFAS 142, Schlumberger undertook an initial review of goodwill impairment in the first quarter of 2002 and completed an “event driven” review in the fourth quarter of 2002. The findings of the independent valuation indicated there was an impairment write down of $2.6 billion which was approved by the Board of Directors in December 2002 in conjunction with the approval of the new strategic plan for SchlumbergerSema.

Amortization of goodwill and workforce ceased with effect from January 1, 2002. Assembled workforce, net of deferred taxes, of $175 million was reclassified to Goodwill.

Amortization of goodwill and other intangibles included in Schlumberger’s results are as follows:

(Stated in millions)

	Pretax
	2002	2001	2000
Goodwill	$—	$270	$96
Workforce	—	32	—
Other intangibles	72	45	5

	$72	$347	$101

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 will be adopted by Schlumberger commencing January 1, 2003. Schlumberger does not believe that the implementation of this standard will have any material effect on its financial position or results of operations.

In August 2001, SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was issued. SFAS 144 was adopted by Schlumberger commencing January 1, 2002 and did not have a material effect on its financial position or results of operations.

Effective January 1, 2002, Schlumberger adopted the FASB EITF Abstract 01-14, (Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred). Prior year revenue has been restated to include reimbursable costs billed to customers which had been classified as a contra expense and now must be classified as revenue. The reclassification was only required in the Oilfield Services (OFS) segment as the SchlumbergerSema segment was already in compliance with the new standard. OFS operating revenue and cost of goods sold & services increased in 2001 by $557 million and in 2000 by $416 million. There was no effect on cash flow or net income.

On July 29, 2002, the Financial Accounting Standards Board issued SFAS 146 (Accounting for Costs Associated with Exit or Disposal Activities). The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaced Issue 94-3. Schlumberger will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) was issued. It requires certain accounting and disclosures of guarantees to third parties including indebtedness. The statement is effective on a prospective basis for guarantees issued or modified after December 31, 2002. Schlumberger does not believe that the implementation of this statement will have a material effect on its financial position or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. Schlumberger is in the process of determining if this pronouncement will have a material impact on its financial position or results of operations.

Forward-looking Statements

This 10-K report, the fourth quarter and full year 2002 earnings release, associated web-based publications and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, improvements in liquidity, expected capex, multi-client and depreciation and amortization expenditures, the funding of pension plans and related pension expense, the timing and likelihood of NPTest’s initial public offering, conditions in the oilfield service business, including activity levels during 2003, production increases in non-OPEC areas, issues affecting the seismic industry, continued deepwater drilling activity, benefits from contract awards, future results of operations, pricing, future effective tax rates, the realization of cost reduction and savings in SchlumbergerSema and expectations regarding the future business and performance of SchlumbergerSema resulting from the updated strategy and business realignment. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy; changes in exploration and production spending by major oil companies; recovery of activity levels; improved pricing and realization of cost reduction and cost savings targets associated with the seismic business; continuing customer commitment to certain key oilfield projects; general economic and business conditions in key regions of the world, including Argentina and political and economic uncertainty in Venezuela and further socio-political unrest in the Gulf and/or Asia; changes in business strategy for SchlumbergerSema businesses including the expected growth of Schlumberger IT Consulting and Systems Integration Services and Network and Infrastructure Solutions in the global energy sector; continuing customer commitment to key long-term services and solutions contracts in our SchlumbergerSema businesses; a reversal of the weak IT environment and a significant increase in IT spending; the extent and timing of a recovery in the telecommunications industry; continued growth in the demand for smart cards and related products; Schlumberger’s ability to meet its identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures; the adoption and effect of new accounting standards; potential contributions to pension plans and other factors detailed in our fourth quarter and full year 2002 earnings release; and our most recent Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 7A     Quantitative & Qualitative Disclosures about Market Risk

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

Schlumberger Oilfield Services has operations in Venezuela which represented about 4% of the 2002 Oilfield Services operating revenue. In light of the present labor unrest in Venezuela, Schlumberger is reviewing its potential currency and business exposure, and taking appropriate steps to minimize the risks. While the ultimate loss is not determinable at this time, such loss will not have a significant effect on Schlumberger’s consolidated financial position or liquidity.

Item 8    Financial Statements and Supplementary Data

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS

ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in thousands except per share amounts)
Year Ended December 31,	2002	2001	2000
Revenue
Operating	$13,473,662	$14,058,366	$9,831,472
Interest and other income	139,068	242,258	423,255

	13,612,730	14,300,624	10,254,727

Expenses
Cost of goods sold and services	13,759,257	11,014,923	7,779,578
Research & engineering	650,038	700,096	529,107
Marketing	401,384	446,621	316,816
General	664,364	681,021	416,499
Interest	367,973	384,896	276,099

	15,843,016	13,227,557	9,318,099

Income (Loss) from continuing operations before taxes and minority interest	(2,230,286)	1,073,067	936,628
Taxes on income	279,122	553,887	218,337

Income (Loss) from continuing operations before minority interest	(2,509,408)	519,180	718,291
Minority interest	91,879	(28,545)	2,163

Income (Loss) from Continuing Operations	(2,417,529)	490,635	720,454
Income from Discontinued Operations	97,534	31,582	14,142

Net Income (Loss)	$(2,319,995)	$522,217	$734,596

Basic earnings per share:
Income (Loss) from Continuing operations	$(4.18)	$0.85	$1.26
Income from Discontinued Operations	0.17	0.06	0.03

Net Income (Loss)	(4.01)	0.91	1.29
Add back amortization of goodwill	—	0.50	0.17

Adjusted earnings (loss) per share	$(4.01)	$1.41	$1.46

Diluted earnings per share:
Income (Loss) from Continuing operations	$(4.18)	$0.85	$1.25
Income from Discontinued Operations	0.17	0.06	0.02

Net Income (Loss)	(4.01)	0.91	1.27
Add back amortization of goodwill	—	0.50	0.17

Adjusted earnings (loss) per share	$(4.01)	$1.41	$1.44

Average shares outstanding	578,588	574,328	570,028
Average shares outstanding assuming dilution	578,588	580,214	580,076

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS

ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)

December 31,	2002	2001
ASSETS
Current Assets
Cash	$168,110	$177,704
Short-term investments	1,567,906	1,439,997
Receivables less allowance for doubtful accounts(2002—$172,871; 2001—$145,268)	3,489,406	4,028,450
Inventories	1,043,057	1,204,263
Deferred taxes	435,887	321,767
Other current assets	481,074	532,709

	7,185,440	7,704,890
Fixed Income Investments, held to maturity	407,500	576,000
Investments in Affiliated Companies	687,524	648,183
Fixed Assets less accumulated depreciation	4,663,756	4,827,879
Multiclient Seismic Data	1,018,483	1,028,954
Goodwill	4,229,993	6,260,969
Intangible Assets	558,664	811,349
Deferred Taxes	147,013	126,057
Other Assets	536,822	342,086

	$19,435,195	$22,326,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,580,762	$4,506,634
Estimated liability for taxes on income	625,058	587,328
Dividend payable	109,565	108,642
Long-term debt—current portion	452,577	31,990
Bank & short-term loans	682,956	983,191

	6,450,918	6,217,785
Long-term Debt	6,028,549	6,215,709
Postretirement Benefits	544,456	504,797
Other Liabilities	251,607	372,696

	13,275,530	13,310,987

Minority Interest	553,527	636,899

Stockholders’ Equity
Common Stock	2,170,965	2,045,437
Income retained for use in the business	5,560,712	8,314,766
Treasury stock at cost	(1,578,358)	(1,694,884)
Accumulated other comprehensive income (loss)	(547,181)	(286,838)

	5,606,138	8,378,481

	$19,435,195	$22,326,367

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS

ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in thousands)

Year Ended December 31,	2002	2001	2000
Cash flows from operating activities:
Income (loss) from continuing operations	$(2,417,529)	$490,635	$720,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization [1]	1,545,053	1,887,559	1,263,060
Non-cash charges and gains on sale of businesses	3,196,923	271,174	2,706
Gain on sale of drilling rigs	(86,858)	—	—
Earnings of companies carried at equity, less dividends received	(64,280)	(61,715)	(39,805)
Deferred taxes	(48,702)	17,595	5,257
Provision for losses on accounts receivable	66,425	56,619	32,301
Change in operating assets and liabilities:
Decrease (increase) in receivables	542,669	(907,535)	(364,130)
Decrease (increase) in inventories	72,383	(259,290)	(194,640)
Decrease (increase) in other current assets	47,938	(8,048)	(38,656)
(Decrease) increase in accounts payable and accrued liabilities	(592,878)	204,751	493,104
Increase (decrease) in estimated liability for taxes on income	28,470	12,626	(12,069)
Increase in postretirement benefits	39,659	28,417	24,914
Other – net	(144,158)	(162,602)	(221,900)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,185,115	1,570,186	1,670,596

Cash flows from investing activities:
Purchases of fixed assets	(1,365,996)	(2,044,008)	(1,316,611)
Multiclient seismic data capitalized	(344,705)	(416,188)	(222,934)
Capitalization of intangible assets	(169,354)	(29,782)	(28,034)
Sales/retirements of fixed assets & other	276,022	30,824	149,494
Acquisition of Sema plc	(132,155)	(4,778,498)	—
Other business acquisitions	(44,431)	(452,951)	(1,075,446)
Other acquisition related payments	(70,340)	—	—
Business divestitures	259,271	902,953	154,843
Sale of drilling rigs	95,000	—	—
Option payment on sale of drilling rigs	24,900	—	—
Sale (purchase) of investments, net	51,334	2,430,911	551,619

NET CASH USED IN INVESTING ACTIVITIES	(1,420,454)	(4,356,739)	(1,787,069)

Cash flows from financing activities:
Dividends paid	(433,134)	(430,328)	(426,465)
Proceeds from employee stock purchase plan	107,810	78,965	69,089
Proceeds from exercise of stock options	67,275	42,795	160,281
Proceeds from issuance of long-term debt	933,709	4,815,028	956,641
Payments of principal on long-term debt	(1,179,321)	(2,092,670)	(724,911)
Net (decrease) increase in short-term debt	(308,623)	370,608	113,608

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(812,284)	2,784,398	148,243

Discontinued operations	31,443	31,515	15,432

Net (decrease) increase in cash before translation effect	(16,180)	29,360	47,202
Translation effect on cash	6,586	(12,374)	(19,073)
Cash, beginning of year	177,704	160,718	132,589

Cash, end of year	$168,110	$177,704	$160,718

[1]	Includes multiclient seismic data costs.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS

ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
Balance, January 1, 2000	$1,820,186	$(1,878,612)	$7,916,612	$—	$—	$(137,158)	$311,016

Translation adjustment						(28,487)	$(28,487)
Sales of businesses						26,441	26,441
Sales to optionees less shares exchanged	61,224	99,057
Employee stock purchase plan	42,495	26,594
Net income			734,596				734,596
Dividends declared ($0.75 per share)			(427,732)
Tax benefit on stock options	40,000

Balance, December 31, 2000	1,963,905	(1,752,961)	8,223,476	—	—	(139,204)	$732,550

Translation adjustment						(171,930)	$(171,930)
RMS disposition						73,865	73,865
Derivatives marked to market				(49,569)			(49,569)
Sales to optionees less shares exchanged	17,130	25,420
Shares granted to Directors	156	89
Employee stock purchase plan	46,397	32,568
Net income			522,217				522,217
Dividends declared ($0.75 per share)			(430,927)
Tax benefit on stock options	17,849

Balance, December 31, 2001	2,045,437	(1,694,884)	8,314,766	(49,569)	—	(237,269)	$374,583

Translation adjustment						(55,422)	$(55,422)
Reed Hycalog disposition						22,063	22,063
Derivatives marked to market				(33,291)			(33,291)
Minimum pension liability (US/UK Plans)					(313,564)		(313,564)
Tax benefit on minimum pension liability					110,000		110,000
Investment Grant Prideco stock				9,871			9,871
Sales to optionees less shares exchanged	25,410	41,671
Shares granted to Directors	129	65
Employee stock purchase plan	58,056	49,754
Net loss			(2,319,995)				(2,319,995)
Dividends declared ($0.75 per share)			(434,059)
Technoguide acquisition	34,496	25,036
Tax benefit on stock options	7,437

Balance, December 31, 2002	$2,170,965	$(1,578,358)	$5,560,712	$(72,989)	$(203,564)	$(270,628)	$(2,580,338)

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS

ANTILLES) AND SUBSIDIARY COMPANIES

SHARES OF COMMON STOCK

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2000	667,054,806	(101,123,676)	565,931,130
Employee stock purchase plan	—	1,431,309	1,431,309
Sold to optionees	30,987	5,331,268	5,362,255

Balance, December 31, 2000	667,085,793	(94,361,099)	572,724,694
Employee stock purchase plan	—	1,752,833	1,752,833
Shares granted to Directors	—	4,800	4,800
Sold to optionees	8,385	1,399,686	1,408,071

Balance, December 31, 2001	667,094,178	(91,203,780)	575,890,398
Employee stock purchase plan	—	2,677,842	2,677,842
Shares granted to Directors	—	3,500	3,500
Sold to optionees	10,490	2,243,400	2,253,890
Acquisition of Technoguide	—	1,347,485	1,347,485

Balance, December 31, 2002	667,104,668	(84,931,553)	582,173,115

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Business Description

Founded in 1927, Schlumberger Limited is a global technology services company consisting of three business segments: first, Schlumberger Oilfield Services, one of the leading providers of technology services and solutions to the international petroleum industry; second, SchlumbergerSema, an IT services company providing consulting and systems integration services, and network and infrastructure solutions, primarily to the global energy sector, including oil and gas, and other regional markets spanning the telecommunications, finance and public sectors and third, the Other business segment which principally comprises the Cards, Terminals, Meters North America and NPTest activities.

Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger Limited and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.

Discontinued Operations

On December 20, 2002, Schlumberger completed the sale of its Reed Hycalog drillbits business. The proceeds included $259 million in cash and 9.7 million shares of Grant Prideco common stock with a value of $103 million. The results for the Reed Hycalog operations are reported as Discontinued Operations in the Consolidated Statement of Income and, in 2002, includes results of operations of $32 million and gain on sale of $66 million. The net assets sold were approximately $185 million.

Revenue and operating income from discontinued operating for 2002, 2001 and 2000 were as follows:

	(Stated in millions)
	Revenue	Operating Income
2002	$212	$32
2001	$245	$32
2000	$195	$14

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to bad debts, valuation of inventories and investments, recoverability of goodwill and intangible assets, income tax provision and deferred taxes, profit assumptions on long-term percentage-of-completion contracts, contingencies and litigation and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Products and Services Revenue

Schlumberger’s products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery, customer acceptance and when title passes. Revenue is recognized when services are rendered and collectibility is reasonably assured.

Certain revenues are recognized on a time and materials basis, or on a percentage of completion basis, depending on the contract, as services are provided. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of the cost of services provided during the period compared to the total estimated cost of services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

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

Multiple Element Arrangement and Collectibility

Many sales are generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements.

The assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. As part of the revenue recognition process, Schlumberger determines whether trade and notes receivables are reasonably assured of collection based on various factors, including the ability to sell those receivables and whether there has been deterioration in the credit quality of customers that could result in the inability to sell the receivables. In situations where Schlumberger has the ability to sell the receivables without recourse, revenue is recognized to the extent of the value Schlumberger could reasonably expect to realize from the sale. Schlumberger defers revenue and related costs when it is uncertain as to whether it will be able to collect or sell the receivable. Schlumberger defers revenue but recognizes costs when it determines that the collection or sale of the receivable is unlikely.

Translation of Non-US Currencies

The Oilfield Services segment functional currency is primarily the US dollar. The SchlumbergerSema segment and Other segment functional currencies are primarily local currencies. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger’s policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 2002 results were transaction losses of $2 million, compared with losses of $7 million and $4 million in 2001 and 2000, respectively.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit partially offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2002, contracts were outstanding for the US dollar equivalent of $1,594 million in various foreign currencies. These contracts mature on various dates in 2003.

Investments

Both short-term investments and fixed income investments, held to maturity comprise primarily eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, substantially all denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Substantially all the investments designated as held to maturity that were purchased and matured during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on such securities at December 31, 2002 were not significant.

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

Multiclient Seismic Data

Schlumberger capitalizes the cost of obtaining multiclient surveys. Such costs are charged to Cost of goods sold and services based on a percentage of estimated total revenue that Schlumberger expects to receive from the sales of such data. The carrying value of individual surveys is reviewed, at least annually, and adjustments to the value are made based upon the revised estimated revenues for the surveys.

Capitalized Software

The costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established, generally when all of the planning, designing, coding and testing activities that are necessary in order to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements are completed. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overheads.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on the lesser of a product-by-product basis on the straight-line method or the sales ratio method over the estimated useful life. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

Schlumberger capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs and interest costs. The costs of internally developed software is amortized on a straight-line basis over the estimated useful life which is principally 6 years.

Impairment of Long-lived Assets

On an annual basis Schlumberger reviews the carrying value of its long-lived assets, including goodwill and intangible assets. In addition, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate, a review is performed. Schlumberger assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

In accordance with SFAS 142 (Goodwill and Other Intangible Assets), which was adopted by Schlumberger commencing January 1, 2002, goodwill ceased to be amortized.

Taxes on Income

Schlumberger and its subsidiaries compute taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made. Any effect of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of the deferred tax asset will not be realized in the future, Schlumberger provides a corresponding valuation allowance against deferred tax assets.

Approximately $2.5 billion of consolidated income retained for use in the business on December 31, 2002 represented undistributed earnings of consolidated subsidiaries and the pro rata Schlumberger share of 20%-50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

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

	(Stated in thousands except per share amounts)
	Income (loss) from Continuing Operations	Average Shares Outstanding	Earnings (loss) Per Share from Continuing Operations
2002
Basic	$(2,417,529)	578,588	$(4.18)
Effects of dilution:
Options		—	—

Diluted [1]	$(2,417,529)	578,588	$(4.18)

2001
Basic	$490,635	574,328	$0.85
Effects of dilution:
Options		5,886	—

Diluted	$490,635	580,214	$0.85

2000
Basic	$720,454	570,028	$1.26
Effects of dilution:
Options		10,048	(0.01)

Diluted	$720,454	580,076	$1.25

[1]	There is no dilution of shares or earnings per share in 2002 due to the net loss.

Adjusted Net Income

The following is a reconciliation of reported net income (loss) to adjusted net income (loss) following the adoption of SFAS 142 (Goodwill and Other Intangible Assets) on January 1, 2002 – see New Accounting Standards below.

	(Stated in thousands)
	2002	2001	2000
Reported Net Income (Loss)	$(2,319,995)	$522,217	$734,596
Goodwill amortization	—	291,574	94,746

Adjusted Net Income (Loss)	$(2,319,995)	$813,791	$829,342

Research & Engineering

All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures. Included in 2001 expenditures was a charge of $25 million for in-process R&D related to the Bull CP8 acquisition.

New Accounting Standards

In June 2001, SFAS 141 (Business Combinations) and SFAS 142 (Goodwill and Other Intangible Assets) were issued. SFAS 141 was adopted by Schlumberger for acquisitions subsequent to June 30, 2001. SFAS 142 was adopted by Schlumberger commencing January 1, 2002. As required by SFAS 142, Schlumberger undertook an initial review of goodwill impairment in the first quarter of 2002 and completed an “event driven” review in the fourth quarter of 2002. The findings of the independent valuation indicated there was an impairment writedown of $2.6 billion which was approved by the Board of Directors in December 2002 in conjunction with the approval of the new strategic plan for SchlumbergerSema.

Amortization of goodwill and workforce ceased with effect from January 1, 2002. Assembled workforce, net of deferred taxes, of $175 million was reclassified to Goodwill.

Amortization of goodwill and other intangibles included in Schlumberger’s results are as follows:

	(Stated in millions)
	Pretax
	2002	2001	2000
Goodwill	$—	$270	$96
Workforce	—	32	—
Other intangibles	72	45	5

	$72	$347	$101

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 will be adopted by Schlumberger commencing January 1, 2003. Schlumberger does not believe that the implementation of this standard will have any material effect on its financial position and results of operations.

In August 2001, SFAS 144 (Accounting for Impairment or Disposal of Long-Lived Assets) was issued. SFAS 144 was adopted by Schlumberger commencing January 1, 2002 and did not have a material effect on its financial position or results of operations.

Effective January 1, 2002, Schlumberger adopted the FASB EITF Abstract 01-14, (Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred). Prior year revenue has been restated to include reimbursable costs billed to customers which had been classified as a contra expense and now must be classified as revenue. The reclassification was only required in the Oilfield Services (OFS) segment as the SchlumbergerSema segment was already in compliance with the new standard. OFS operating revenue and cost of goods sold & services increased in 2001 by $557 million and in 2000 by $416 million. There was no effect on cash flow or net income.

On July 29, 2002, the Financial Accounting Standards Board issued SFAS 146 (Accounting for Costs Associated with Exit or Disposal Activities). The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaced Issue 94-3. Schlumberger will apply SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. As a result, in the future, charges related to restructuring plans may be recorded over multiple reporting periods as opposed to the date the plan was approved.

In November 2002, FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) was issued. It requires certain accounting and disclosures of guarantees to third parties including indebtedness. The statement is effective on a prospective basis for guarantees issued or modified after December 31, 2002. Schlumberger does not believe that the implementation of this statement will have a material effect on its financial position or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. Schlumberger is in the process of determining if this pronouncement will have a material impact on its financial position or results of operations.

Hanover Compressor Transaction

In August 2001, Schlumberger sold its Oilfield Services worldwide gas compression activity to Hanover Compressor Company. The proceeds included common stock of Hanover Compressor, with a value at closing of $173 million, which is restricted from marketability until August 30, 2004 and a $150 million long-term subordinated note maturing December 15, 2005.

The market value of Schlumberger’s investment in Hanover Compressor common stock was $80 million as of December 31, 2002. Following the decline in the market value of the stock below carrying value during the second quarter of 2002, Schlumberger has performed, and continues to perform, a periodic assessment in accordance with its policy to determine whether an other-than-temporary decline in fair value has occurred. Schlumberger evaluated the recoverability of its investment by reviewing recent information related to the industry and the operating results and financial position of Hanover Compressor and by considering Schlumberger’s requirement, ability and intent to hold the investment on a long-term basis. Schlumberger concluded that evidence existed at December 31, 2002 to support the recoverability of its carrying value, that there were no events or changes in circumstances specifically relating to the business prospects of Hanover Compressor, that the underlying business fundamentals are good with natural gas supplies reduced and higher natural gas prices in North America, that the decline in the market value of the stock is consistent with historical industry volatility and is largely attributable to the general market conditions. In addition, the recently announced Hanover cutbacks in workforce and capital expenditures coupled with no immediate debt maturities should provide adequate capital resources in the near-term. Schlumberger views the recent changes to Hanover Compressor’s senior management team as positive with respect to its investment. Accordingly, Schlumberger concluded that the decline in market value of its investment ($93 million) in Hanover Compressor as of December 31, 2002 was temporary in nature and has not reduced the cost basis of that investment. If the decline in value persists or should Schlumberger’s assessment change, Schlumberger would take a charge to its earnings for the amount that is deemed unrecoverable.

The $150 million long-term subordinated note has a mandatory prepayment upon the issuance, sale or other disposition by Hanover Compressor of any shares of capital stock or other equity interests pursuant to a public offering or a private placement otherwise prepayment is discretionary. As of December 31, 2002, Schlumberger considers the carrying value of the note to be fully collectible.

As part of the sale agreement, Schlumberger agreed that the financing of the PIGAP II joint venture in Venezuela would be non-recourse to the buyer and would be executed prior to December 31, 2002. Accordingly, Schlumberger was obligated, with respect to the financing, to guarantee 30% (approximately $80 million) until the project was completed in 2002 and, if as of December 31, 2002, refinancing had not become non-recourse to the buyer or the project had not achieved substantial completion, Hanover Compressor had an option to put its interest in the joint venture back to Schlumberger.

As Schlumberger originally deferred the gain on the sale of the joint venture in 2001, there would be no impact on Schlumberger results of operations if Hanover Compressor were to exercise its option.

Subsequent event (unaudited)

As an outcome of the turmoil in Venezuela, although the project reached substantial completion, the non-recourse financing for the project was not achieved by December 31, 2002. On January 30, 2003, Hanover Compressor gave notice of its intention to exercise its right to put its ownership interest in the joint venture back to Schlumberger. The put is subject to certain consents and other conditions. Schlumberger’s obligation to provide a guarantee with respect to the financing was eliminated.

Charges – Continuing Operations

Schlumberger recorded the following charges/credits in continuing operations:

In December 2002, a net charge of $3,081 million ($5.30 per share). On December 10, 2002, Schlumberger announced that the Board of Directors had approved an updated strategy for its SchlumbergerSema business segment. The new strategic plan outlook, current business values and the reorganization of SchlumbergerSema constitute significant events that required an impairment analysis to be performed in accordance with FAS 142. SchlumbergerSema was ‘valued’ on a stand-alone basis; each reporting unit within SchlumbergerSema was valued using a discounted cash flow analysis based on a long-term forecast prepared by SchlumbergerSema management with the assistance of a third party valuation expert. The implied multiples yielded by the discounted cash flow analysis were compared to observed trading multiples of comparable companies and recent transactions in the IT services industry to assess the fair value of the reporting units. The fair value was below the book value. As a result, goodwill was written down to its estimated fair value based on Schlumberger’s valuation. The impairment of goodwill mainly reflects the current difficulties of the telecommunications industry and the severely depressed market values of the IT companies serving SchlumbergerSema’s sector. Certain intangible assets were also identified and written down as part of this process.

Schlumberger recorded severance, facility and other costs in an effort to reduce costs at SchlumbergerSema and WesternGeco. These costs related to expenses that offer no future benefit to the ongoing operations of these businesses. During the fourth quarter, Schlumberger also recorded an impairment charge, to reflect a change in the business projections of the WesternGeco business, related to capitalized multiclient seismic library costs, a deferred tax valuation allowance and other costs.

The total of the above charges was $3,168 million. A summary, including the gain on the sale of drilling rigs of $87 million, is as follows:

Goodwill impairment	$2,638
Intangibles impairment	147
SchlumbergerSema severance & other	97
WesternGeco severance & other	117
Multiclient seismic library impairment	184
Other	42

Charges before tax and minority interest	3,225
Tax [1]	33
Minority interest	(90)

3,168
Gain on sale of drilling rigs	(87)

$3,081

1	Includes deferred tax valuation allowance of $94 million.

The above charges before tax and minority interest and the gain on sale of drilling rigs are recorded in Cost of goods sold & services.

In March 2002, a charge of $29 million (pretax $30 million and minority interest credit of $1 million; $0.05 per share – diluted) related to the financial/economic crisis in Argentina where in January, the government eliminated all US dollar contracts and converted US dollar denominated accounts receivable into pesos. As a result, Schlumberger’s currency exposure increased significantly. With currency devaluation, an exchange loss (net of hedging) on net assets, primarily customer receivables, was incurred. In addition, a provision was recorded for downsizing facilities and headcount. The small SchlumbergerSema exposure in Argentina was also provided for. The pretax change is classified in Cost of goods sold and services in the Consolidated Statement of Income.

In March 2001, a charge of $25 million ($0.04 per share – diluted) for in-process research and development related to the Bull CP8 acquisition.

In June 2001, a charge of $280 million ($0.48 per share – diluted) for the estimated impairment charge from the disposition of certain Resource Management Services businesses (Electricity and Water outside North America and worldwide Gas businesses). This charge included the writeoff of goodwill ($139 million) and cumulative translation adjustment ($79 million).

In September 2001, a pretax credit of $42 million (after tax $3 million) representing the gain on the sale of the worldwide gas compression business, partially offset by an impairment charge relating to the expected disposition of certain activities. The proceeds from the sale of the worldwide gas compression business included $274 million in cash, a $150 million long-term subordinated note and newly issued Hanover Compressor Company shares with a value of $173 million. The shares have a three year marketability restriction. As part of the transaction, Schlumberger agreed that the financing of a certain joint venture project (PIGAP II) would be non-recourse to the buyer and would be executed prior to December 31, 2002. Accordingly, Schlumberger was obligated with respect to the financing to guarantee 30% (approximately $80 million) until the project was completed in late 2002. If as of December 31, 2002 refinancing had not become non-recourse to the buyer or the project has not achieved substantial completion, the buyer has an option to put its interest in such joint venture back to Schlumberger. The gain on the sale of this joint venture was deferred.

In December 2001, a pretax credit of $119 million (net – $5 million after tax and minority interest, $0.01 per share – diluted), consisting primarily of the following:

■	A credit of $223 million ($117 million after tax) from the sale of the former Resource Management Services North American Water division.

■	A pretax charge of $43 million ($37 million after tax) for employee termination costs, principally in Europe and the US, related to Oilfield Services and SchlumbergerSema in response to the prevailing business conditions.

■	A tax charge for reorganization costs of $29 million.

■	A further pretax charge of $28 million ($20 million after tax) related to the second quarter estimated loss on the divestiture of certain Resource Management Services businesses following the actual closing in the fourth quarter.

■	A $33 million pretax asset writedown ($23 million after tax and minority interest) for technological impairment related to certain Land seismic assets in the newly formed joint venture.

The above 2001 pretax amounts are recorded: an aggregated $119 million charge in Cost of goods sold and services, a $25 million charge in Research & engineering and a $10 million credit in Minority interest.

In December 2000, a pretax charge of $84 million offset by a pretax gain of $82 million (net – $3 million after tax and minority interest, $0.00 per share – diluted), consisting of the following:

■	A charge of $29 million ($25 million after tax) related primarily to the writedown of certain inventory and severance costs in the semiconductor business due to weak market conditions.

■	A charge of $55 million ($39 million after tax and minority interest) related to the creation of the WesternGeco seismic joint venture, including asset impairments and severance costs for Schlumberger’s existing Geco-Prakla business.

■	A credit of $82 million ($61 million after tax) resulting from the gain on the sale of two Gas Services businesses in Europe. Revenue and operating net results for these divested activities were $110 million and a $740,000 loss, respectively, in 2000 (10 months) and $163 million and $2.7 million profit, respectively in 1999.

The pretax gain on the sale of the Gas Services businesses is included in Interest & other income. The pretax Semiconductor Solutions and WesternGeco charges are included in Cost of goods sold and services. A $9 million credit is included in Minority interest relating to the WesternGeco charges.

An analysis of the December 2002 pretax severance and facility charges is as follows:

	(Stated in millions)
	Severance		Facilities
	Amount	Headcount	Amount
Charges	$94.5	3,492	$42.8
Paid in December 2002	32.9	1,643	6.6

Balance, December 31, 2002	$61.6	1,849	$36.2

The remaining severance costs are expected to be paid before September 30, 2003.

The December 2001 charge included severance costs of $41 million (775 people) which have been paid.

The December 2000 charges included severance costs of $9 million (380 people) which have been paid.

Acquisitions

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

On October 3, 2001, wholly owned subsidiaries of Schlumberger issued $1.9 billion European bonds (Euro 1.4 billion and £425 million). The average rate of these bonds is 5.9% with maturity from 2008 through 2032. The proceeds from the issues were used to repay short-term bank loans originally taken out by those subsidiaries to finance the acquisition of Sema plc.

The acquisition was accounted for using the purchase method of accounting and the goodwill and identifiable intangibles aggregated $5.19 billion which were being amortized on a straight-line basis in 2001. Effective January 1, 2002, with the adoption of SFAS 142 (see New Accounting Standards), amortization of goodwill and workforce ceased. Identifiable intangibles continue to be amortized on a straight-line basis over 10 years.

The aggregate value of goodwill and identifiable intangibles comprised the following:

(Stated in billions)
Cost (including expenses)	$5.15
Purchase accounting adjustments	0.34
Net tangible assets acquired	(0.30)

$5.19

Purchase accounting adjustments consisted primarily of severance costs ($84 million – 1781 people), facility reductions ($33 million), pension plan adjustments ($136 million) and tax restructuring costs ($50 million). At December 31, 2001, $26 million (593 people) of the severance costs had been paid. All remaining severance costs were paid in 2002.

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

Sema is an IT services company (with approximately 22,000 employees at the date of acquisition) that provides its customers with design, implementation, operations and management of information systems and IT-related consulting services. Among the industry sectors which Sema serves, Sema has increasingly focused on the telecommunications and finance sectors, and provides a range of its own software products specifically designed for these sectors in addition to its IT services. Sema’s customers include a wide variety of businesses and governmental departments around the world. Sema’s services and product offerings include systems integration and consulting; software products for the telecommunications, energy, transport and finance sectors; and outsourcing.

Other Acquisitions

During 2002, subsidiaries of Schlumberger acquired the following:

■	In March, Inside Reality, a Norwegian based company specializing in virtual reality technology for the oil and gas industry. The acquisition price was $18 million in cash. Assets acquired included intangible assets of $18 million.

■	In April, DBR International Inc., a Canadian based company which manufacturers fluid analysis equipment and provides fluid analysis consulting services to the oil and gas industry. The acquisition price was $12 million in cash. Assets acquired included $6 million of goodwill.

■	In April, A.Comeau and Associates, a Canadian based provider of electrical engineering products and services for artificially lifted wells. The purchase price was $6 million in cash. Assets acquired included goodwill of $6 million.

■	In December, Technoguide AS, a software leader in the reservoir modeling domain. The purchase price was $68 million comprising of $8 million in cash and 1.35 million shares of Schlumberger stock valued at $60 million. Assets acquired included goodwill of $23 million and $44 million of intangible assets (primarily Intellectual Property).

These acquisitions were accounted for using the purchase method of accounting.

During 2001, subsidiaries of Schlumberger acquired the following:

■	In March, Bull CP8, a market leader in microprocessor-based smart cards and associated systems applications for the banking, mobile communications and network security industries. The acquisition price was $313 million in cash. Assets acquired included identifiable intangibles (primarily patents) of $136 million and goodwill of $140 million. In-process R&D, which aggregated $25 million, was charged to expense in the first quarter.

■	In June, Infosynergy ASA, a Norwegian based company specializing in customer information and billing systems integration. The acquisition price was $29 million in cash. Assets acquired included goodwill of $29 million.

■	In September, Sensor Highways Limited, a UK based market leader in the design, manufacture and deployment of a new generation of fiber optic sensors specializing in real-time data solutions to the oil and gas, process and power distribution industries. The acquisition price was $100 million, consisting of $70 million in cash and $30 million in notes. Assets acquired included identifiable intangibles of $48 million and goodwill of $50 million.

■	In September, Phoenix Petroleum Services, a UK based leader in providing tools, technologies and techniques for optimizing production in artificially lifted wells, particularly those using submersible pumps. The acquisition price was $33 million in cash. Assets acquired included goodwill of $26 million.

These acquisitions were accounted for using the purchase method of accounting.

During 2000, subsidiaries of Schlumberger acquired the following:

■	In January, Telweb Inc., an Internet access company based in Quebec, Canada. The purchase price was $28 million and the assets acquired included goodwill of $28 million.

■	In April, Operational Services, Inc., which provides a systematic approach to production management through efficient systems and processes. The purchase price was $13 million and the assets acquired included goodwill of $13 million.

■	In May, substantially all of the assets of CellNet Data Systems, Inc., a provider of telemetry services for the development and deployment of large-scale automatic metering reading systems. The acquisition was handled through Chapter 11 procedure and was approved by the bankruptcy court. The purchase price was $209 million and there was no goodwill arising on the acquisition.

■	In October, Data Marine Systems Limited, a global provider of telecommunications services for transmitting data from remote locations. The purchase price was $83 million and the assets acquired included goodwill of $75 million.

■	In November, a 70% interest in the Convergent Group, a provider of business consulting, software engineering, system integration and project management services. The purchase price was $263 million and the assets acquired included goodwill of $214 million.

■	In November, a 70% interest in WesternGeco, a new venture which combined the Schlumberger surface seismic business, Geco-Prakla, and the Western Geophysical seismic unit of Baker Hughes Incorporated. The purchase price was $720 million which comprised $500 million in cash and a 30% interest, valued at $220 million, in Geco-Prakla. There was no goodwill arising on the acquisition.

These acquisitions were accounted for using the purchase method of accounting.

Proforma results pertaining to the above acquisitions are not presented as the impact was not significant.

Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on December 31, 2002 and 2001 was $592 million and $573 million, respectively. Schlumberger’s equity income from this joint venture in 2002 was $48 million, $51 million in 2001 and $33 million in 2000.

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments which are consider trading (December 31, 2002 – $0: December 31, 2001 – $146 million).

Fixed income investments mature as follows: $138 million in 2004 and $270 million in 2005.

On December 31, 2002, there were no interest rate swap arrangements outstanding related to investments. Interest rate swap arrangements had no material effect on consolidated interest income.

Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, and subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $155 million at December 31, 2002 and $176 million at December 31, 2001. Unless extended by amendment, the agreement expires in September 2003.

Inventory

A summary of inventory follows:

	(Stated in millions)
As at December 31,	2002	2002
Raw Materials & Field Materials	$1,010	$1,087
Work in Process	118	180
Finished Goods	138	220

	1,266	1,487
Less reserves for obsolescence	223	283

	$1,043	$1,204

Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
As at December 31,	2002	2001

Land	$63	$82
Buildings & Improvements	1,225	1,050
Machinery & Equipment	10,314	10,047

Total cost	11,602	11,179
Less accumulated depreciation	6,938	6,351

	$4,664	$4,828

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 11% is being depreciated over 16 to 25 years, 10% over 10 to 15 years and 79% over 2 to 9 years.

Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

	(Stated in millions)

	2002	2001
Balance at beginning of year	$1,029	$976
Capitalized in year	345	416
Charged to cost of sales	(172)	(363)
Impairment, charged to income	(184)	—

Balance at end of year	$1,018	$1,029

Goodwill

The change in the carrying amount of goodwill is as follows:

	(Stated in millions)

	2002	2001
Balance at beginning of year	$6,261	$1,576
Reclassification of Assembled Workforce, net of deferred taxes [1]	175	—
Impairment, charged to income	(2,638)	—
Impact of change in exchange rates	370	(118)
Amortization, charged to income	—	(261)
Other, including acquisitions and divestitures [2]	62	5,064

Balance at end of year	$4,230	$6,261

1.	Following adoption of SFAS 142 on January 1, 2002.
2.	2001 includes acquisition of Sema plc ($4.84 billion).

The changes in the carrying amount of goodwill by business segment in 2002 is as follows:

	(Stated in millions)

	Oilfield Services	Schlumberger Sema	Other	Total
Balance at beginning of year	$1,980	$3,952	$329	$6,261
Reclassification of Assembled Workforce, net of deferred taxes	—	175	—	175
Impairment, charged to income	—	(2,618)	(20)	(2,638)
Other [1]	112	53	267	432

Balance at end of year	$2,092	$1,562	$576	$4,230

1.	Including acquisitions, divestitures and impact of change in exchange rates.

The changes in the carrying amount of goodwill by business segment in 2001 is as follows:

			(Stated in millions)
	Oilfield Services	Schlumberger Sema	Other	Total
Balance at beginning of year	$1,036	$213	$327	$1,576
Acquisition of Sema plc	950	3,890	—	4,840
Amortization, charged to income	(62)	(167)	(32)	(261)
Other[1]	56	16	34	106

Balance at end of year	$1,980	$3,952	$329	$6,261

1.	Including other acquisitions, divestitures and impact of change in exchange rates.

Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)
	Dec. 31 2002	Dec. 31 2001
Gross book value	$953	$914
Less: Accumulated amortization	394	103

	$559	$811

The amortization charged to income was $118 million in 2002. In accordance with SFAS 142 (see New Accounting Standards), $259 million (net of amortization) has been reclassified to Goodwill.

Intangible assets principally comprise patents, software, technology and other. At December 31, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

					(Stated in millions)
	2002		2001
	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$458	$164	$214	$44	5-10 years
Technology	242	81	175	6	5-10 years
Patents	174	124	143	29	5-10 years
Other[1]	79	25	382	24	1-15 years

	$953	$394	$914	$103

1.	In 2001, includes Assembled Workforce which was reclassified to goodwill following the adoption of SFAS 142 on January 1, 2002.

The weighted average amortization period for all intangible assets is approximately 7 years.

Amortization charged to income for the subsequent five years is estimated, based on the December 31, 2002 Gross Book Value, to be 2003 – $134 million, 2004 – $112 million, 2005 – $96 million, 2006 – $75 million and 2007 – $56 million.

Long-term Debt

A summary of long-term debt by currency at December 31 follows:

							(Stated in millions)
	2002				2001
	Bonds	CP	Others	Total	Bonds	CP	Others	Total
US dollar	$997	$724	$407	$2,128	$—	$335	$2,859	$3,194
Euro	1,399	442	237	2,078	1,188	—	377	1,565
UK pound	676	579	122	1,377	615	—	586	1,201
Canadian dollar	116	—	75	191	115	—	14	129
Japanese yen	—	—	58	58	—	—	107	107
Other	—	—	197	197	—	—	20	20

	$3,188	$1,745	$1,096	$6,029	$1,918	$335	$3,963	$6,216

During January 2002, two principal subsidiaries of Schlumberger in Europe initiated a Euro commercial paper program, which is guaranteed by Schlumberger Limited and supported by a long-term credit facility. Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed facilities maturing in more than one year and the intent to maintain these obligations for longer than one year.

On April 4, 2002, the principal US subsidiary of Schlumberger issued $1 billion of 10 year notes with a coupon rate of 6.50% in the US market. The notes were issued under rule 144A without registration rights for life. The fair market value at December 31, 2002 was $1,112 million.

At December 31, 2002, the borrowings in euro included $881 million of bonds at 5.25% due in 2008 and $518 million of bonds at 5.875% due in 2011 issued in the Euro market by the principal subsidiary in France. The aggregate fair market value at December 31, 2002 was $1,483 million.

At December 31, 2002, the borrowings in UK pound included $398 million of bonds at 6.25% due in 2008 and $278 million of bonds at 6.50% due in 2032 issued in the Euro market by the principal subsidiary in the UK. The aggregate fair market value at December 31, 2002 was $734 million.

The remainder of the long-term debt is at variable interest rates. Such rates are reset every six months or sooner. The carrying value of this long-term debt on December 31, 2002 approximates its fair market value. The weighted-average interest rate of the total debt outstanding on December 31, 2002 was 5.0%, including the effect of the interest rate swaps discussed below.

Long-term debt on December 31, 2002, is due as follows: $410 million in 2004, $355 million in 2005, $315 million in 2006, $1,835 million in 2007 and $3,114 million thereafter.

On December 31, 2002, interest rate swap arrangements outstanding were: pay fixed/receive floating on US dollar debt of $800 million; pay fixed/receive floating on Japanese yen debt of $67 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements increased consolidated interest expense in 2002 by $37 million.

Lines of Credit

On December 31, 2002, wholly owned subsidiaries of Schlumberger had separate lines of credit agreements aggregating $7.7 billion with commercial banks, of which $7.3 billion was committed and $3.7 billion was available and unused. It included $4.6 billion of committed facilities which support borrowings under commercial paper programs in the United States and Europe, of which $3.6 billion matures in January 2007 and $1 billion which matured in January 2003 was renewed for $500 million. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

Derivative Instruments and Hedging Activities

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

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to Schlumberger’s operations as exchange rate changes may affect profitability and cash flow. Schlumberger uses foreign currency forward exchange contracts, swaps and options. Schlumberger also maintains an interest rate risk management strategy that uses fixed rate debt and derivatives to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.

Schlumberger’s specific goals are (1) to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain of its debt and (2) to lower (where possible) the cost of borrowed funds.

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

At December 31, 2002, Schlumberger recognized a net $83 million charge in Stockholders’ Equity relating to derivative instruments and hedging activities. This charge was primarily due to the change in the fair market value of Schlumberger’s US interest rate swaps as a result of declining interest rates.

Capital Stock

Schlumberger is authorized to issue 1,500,000,000 shares of common stock, par value $0.01 per share, of which 582,173,115 and 575,890,398 shares were outstanding on December 31, 2002 and 2001, respectively. Schlumberger is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock and preferred stock are entitled to one vote for each share of stock held.

Stock Compensation Plans

As of December 31, 2002, Schlumberger had two types of stock-based compensation plans, which are described below. Schlumberger applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

	(Stated in millions except per share amounts)
	2002	2001	2000
Net income (loss)
As reported	$(2,320)	$522	$735
Pro forma	$(2,476)	$386	$633

Basic earnings (loss) per share
As reported	$(4.01)	$0.91	$1.29
Pro forma	$(4.28)	$0.67	$1.11

Diluted earnings (loss) per share
As reported	$(4.01)	$0.91	$1.27
Pro forma	$(4.28)	$0.67	$1.09

Stock Option Plans

During 2002, 2001, 2000 and in prior years, officers and key employees were granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option’s maximum term is ten years, and options generally vest in 20% increments over five years.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 2002, 2001 and 2000: dividend of $0.75; expected volatility of 32-36% for 2002 grants, 32-35% for 2001 grants and 27-33% for 2000 grants; risk-free interest rates for the 2002 grants of 4.34%-5.25% for officers and 3.04%-4.73% for the 2002 grants to all other employees; risk-free interest rates for the 2001 grants of 4.91% for officers and 3.87%-5.01% for the 2001 grants to all other employees; risk-free interest rates for the 2000 grants of 5.75%-6.84% for officers and 5.69%-6.72% for the 2000 grants to all other employees; and expected option lives of 6.6 years for officers and 5.07 years for other employees for 2002 grants, expected option lives of 5.51 years for officers and 5.02 years for other employees for 2001 grants, expected option lives of 7.16 years for officers and 5.49 years for other employees for 2000 grants.

A summary of the status of the Schlumberger stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000
Fixed Options	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	32,836,340	$55.80	31,208,321	$54.43	31,613,924	$37.91
Granted	7,314,617	$55.14	4,110,468	$61.55	5,643,500	$79.64
Exercised	(2,296,593)	$30.02	(1,444,588)	$31.88	(5,447,870)	$30.76
Forfeited	(984,680)	$66.69	(1,037,861)	$71.27	(601,233)	$62.03

Outstanding at year-end	36,869,684	$57.03	32,836,340	$55.80	31,208,321	$54.43

Options exercisable at year-end	21,142,473		19,724,680		16,277,868
Weighted-average fair value of options granted during the year	$20.22		$21.51		$30.03

The following table summarizes information concerning currently outstanding and exercisable options by five ranges of exercise prices on December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of 12/31/02	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of 12/31/02	Weighted- average exercise price

$ 3.831 - $22.073	114,170	2.71	$18.925	114,170	$18.925
$24.142 - $30.710	5,354,259	2.18	$27.634	5,354,259	$27.634
$30.795 - $44.843	4,290,878	3.97	$39.264	3,883,836	$38.990
$46.075 - $65.330	16,516,490	7.96	$56.343	4,528,477	$55.207
$71.315 - $82.348	10,593,887	6.28	$80.566	7,261,731	$80.811

	36,869,684	6.16	$57.030	21,142,473	$53.844

Employee Stock Purchase Plan

Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 85% of the lower of its beginning or end of the Plan year market price. Under the Plan, Schlumberger sold 2,677,842, 1,752,833 and 1,431,309 shares to employees in 2002, 2001 and 2000, respectively. Proforma compensation cost has been computed for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000: Dividend of $0.75; expected life of one year; expected volatility of 34% for 2002, 36% for 2001 and 38% for 2000; and risk-free interest rates of 1.74% for 2002, 3.03% for 2001, 5.71% for 2000. The weighted-average fair value of those purchase rights granted in 2002, 2001 and 2000, was $13.324, $15.540 and $23.141, respectively.

Income Tax Expense

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

In 2002, pretax book income in the US included gains from a business divestiture aggregating approximately $143 million. Pretax book income from continuing operations subject to US and non-US income taxes for each of the three years ended December 31, was as follows:

		(Stated in millions)
	2002	2001	2000
United States	$146	$700	$48
Outside United States	(2,376)	373	889

Pretax income	$(2,230)	$1,073	$937

Schlumberger has net deferred tax assets of $583 million on December 31, 2002 including a partial valuation allowance of $147 million relating to a certain European net operating loss, and $488 million on December 31, 2001. Significant components of net deferred tax assets at December 31, 2002 included postretirement and other long-term benefits ($200 million), current employee benefits ($225 million), fixed assets, inventory and other ($123 million) and net operating losses ($182 million less a partial valuation allowance of $147 million). At December 31, 2001, it included postretirement and other long-term benefits ($186 million), current employee benefits ($93 million), fixed assets, inventory and other ($120 million) and net operating losses ($49 million).

The components of consolidated income tax expense from continuing operations were as follows:

		(Stated in millions)
	2002	2001	2000
Current:
United States - Federal	$22	$332	$21
United States - State	1	43	4
Outside United States	182	179	186

	$205	$554	$211

Deferred:
United States - Federal	$28	$5	$(4)
United States - State	2	3	(2)
Outside United States	(103)	(8)	13
Valuation allowance	147	—	—

	$74	$—	$7

Consolidated taxes on income	$279	$554	$218

Schlumberger reported several charges/credits in continuing operations in each of the three years. These are more fully described in the note Charges – Continuing Operations on page 45. A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2002	2001	2000
US federal statutory (benefit) rate	(35)%	35%	35%
US state income taxes	—%	2%	—%
Non US income taxed at different rates	(6)%	(5)%	(12)%
Valuation allowance	7%	—%	—%
Charges and credits	47%	20%	—%

Effective income tax rate	13%	52%	23%

Schlumberger’s effective tax rate, excluding charges and credits, was 26%, 32% and 23% in 2002, 2001 and 2000 respectively.

Leases and Lease Commitments

Total rental expense was $458 million in 2002, $390 million in 2001 and $287 million in 2000. Future minimum rental commitments under noncancelable leases for years ending December 31 are: $219 million in 2003; $187 million in 2004; $130 million in 2005; $109 million in 2006; and $117 million in 2007. For the ensuing three five-year periods, these commitments decrease from $309 million to $19 million. The minimum rentals over the remaining terms of the leases aggregate to $29 million.

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

Segment Information

Schlumberger operates three reportable business segments: Oilfield Services (OFS), SchlumbergerSema (SLSEMA) and Other.

The Oilfield Services segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: North America is a major self-contained market; Latin America comprises regional markets that share a common dependence on the United States; Europe is a major self-contained market that includes the CIS and West Africa, whose economy is increasingly linked to that of Europe; Middle East/Asia includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. Schlumberger believes that all the products/services are interrelated and expects similar performance from each.

The SchlumbergerSema segment falls into three clearly defined economic and geographic areas and is evaluated on the following basis: North and South America is a major self-contained market; Europe is a major self-contained market that includes the Middle East and Africa; Asia includes the remainder of the Eastern Hemisphere. The SchlumbergerSema segment is a leading information technology services company providing domain expertise and global capabilities delivered on a local basis. SchlumbergerSema has proven capabilities delivering consulting, systems integration, managed services and products serving the telecommunications, energy & utilities, finance, transport, public sector markets and oil and gas markets.

The Other segment comprises principally the Cards, Terminals, Meters North America and NPTest activities. In 2001 and 2000, also included are the divested Resource Management Services businesses.

Financial information for the years ended December 31, 2002, 2001 and 2000, by segment, is as follows:

(Stated in millions)
	2 0 0 2
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax	Assets	Depn. & Amortn.	Capital Expenditure
OFS
North America	$2,780	$254	$—	$155	$409	$3,154	$456	$576
Latin America	1,471	148	—	27	175	1,443	175	143
Europe/CIS/W. Africa	2,678	245	—	77	322	1,919	291	311
Middle East/Asia	2,368	394	—	63	457	2,024	277	284
Eliminations/Other	50	(54)	1	18	(35)	2,762	58	126

	9,347	987	1	340	1,328	11,302	1,257	1,440

SLSEMA
North & South America	545	(28)	—	(15)	(43)	625	40	88
Europe/M. East/Africa	2,317	121	2	45	168	2,541	121	95
Asia	213	2	—	3	5	369	34	27
Eliminations/Other	(84)	(74)	(1)	(21)	(96)	393	—	—

	2,991	21	1	12	34	3,928	195	210

OTHER	1,442	14	2	4	20	1,451	76	32

Corporate eliminations & Other	(306)	(34)	(4)	(110)	(148)	2,644	17	29

	$13,474	$988	$—	$246		$19,325	$1,545	$1,711

Interest Income					68
Interest Expense					(364)
Charges					(3,168)

					$(2,230)

(Stated in millions)

	2 0 0 1
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax	Assets	Depn. & Amortn.	Capital Expenditure
OFS
North America	$3,654	$534	$—	$318	$852	$3,070	$602	$999
Latin America	1,574	161	—	39	200	1,582	163	238
Europe/CIS/W. Africa	2,341	264	—	80	344	2,022	275	320
Middle East/Asia	2,162	388	—	67	455	1,741	257	396
Eliminations/Other	136	(93)	35	10	(48)	2,532	36	159

	9,867	1,254	35	514	1,803	10,947	1,333	2,112

SLSEMA
North & South America	523	(25)	—	(27)	(52)	906	33	108
Europe/M. East/Africa	1,714	93	—	33	126	3,763	55	57
Asia	155	9	—	4	13	508	26	57
Eliminations/Other	(134)	(99)	—	(21)	(120)	2,321	—	—

	2,258	(22)	—	(11)	(33)	7,498	114	222

OTHER	2,136	85	6	2	93	1,465	85	77

Corporate eliminations & Other	(203)	(303)	(3)	(114)	(420)	2,416	356	49

	$14,058	$1,014	$38	$391		$22,326	$1,888	$2,460

Interest Income					153
Interest Expense					(380)
Charges					(143)

					$1,073

(Stated in millions)

	2 0 0 0
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax	Assets	Depn. & Amortn.	Capital Expenditure
OFS
North America	$2,459	$235	$—	$145	$380	$2,985	$403	$608
Latin America	1,192	64	—	22	86	1,305	186	212
Europe/CIS/W. Africa	1,666	160	—	57	217	1,689	221	259
Middle East/Asia	1,716	275	—	28	303	1,475	229	261
Eliminations/Other	220	22	(1)	34	55	1,585	—	9

	7,253	756	(1)	286	1,041	9,039	1,039	1,349

SLSEMA
North & South America	157	(35)	—	(32)	(67)	637	15	15
Europe/M. East/Africa	61	2	—	—	2	100	1	2
Asia	20	1	—	1	2	5	1	1
Eliminations/Other	—	(9)	—	(3)	(12)	—	—	—

	238	(41)	—	(34)	(75)	742	17	18

OTHER	2,468	119	8	28	155	1,913	94	166

Corporate eliminations & Other	(128)	(134)	—	(72)	(206)	5,479	112	8

	$9,831	$700	$7	$208		$17,173	$1,262	$1,541

Interest Income					297
Interest Expense					(273)
Charges					(2)

					$937

Oilfield Services net income eliminations include certain headquarters administrative costs which are not allocated geographically, manufacturing and certain other operations, and costs maintained at the Oilfield Services level including the WesternGeco minority interest expense.

SchlumbergerSema net income eliminations include certain headquarters administrative costs which are not allocated geographically and other costs maintained at the SchlumbergerSema level.

Corporate income eliminations principally comprise the amortization of goodwill (in 2001 and 2000) and other intangibles, as well as nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), which are not included in the segments’ income. Corporate assets largely comprise short-term investments and fixed income investments, held to maturity.

During the three years ended December 31, 2002, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. In each of the three years, only revenue in the US exceeded 10% of consolidated revenue. Revenue in the US in 2002, 2001 and 2000 was $4.0 billion, $5.1 billion and $3.5 billion, respectively.

Interest expense excludes amounts which are included in the segments’ income (2002 – $4 million: 2001 – $5 million: 2000 – $5 million).

Depreciation & Amortization and Capital Expenditure include Multiclient seismic data costs.

Pension and Other Benefit Plans

US Pension Plans

Schlumberger and its US subsidiary sponsor several defined benefit pension plans that cover substantially all employees. The benefits are based on years of service and compensation on a career-average pay basis. These plans are funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to annually contribute amounts that are allowable for federal income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 2002 were 7.25%, 3% and 8.5%, respectively. In 2001, the assumptions were 7.5%, 4.5% and 9%, respectively. In 2000, the assumptions were 7.75%, 4.5% and 9%, respectively.

Net pension cost in the US for 2002, 2001 and 2000, included the following components:

(Stated in millions)

	2002	2001	2000
Service cost - benefits earned during the period	$51	$38	$32
Interest cost on projected benefit obligation	90	84	76
Expected return on plan assets (actual return: 2002 – $(114); 2001 – $(70); 2000 – $(2))	(93)	(101)	(97)
Amortization of transition assets	—	(1)	(1)
Amortization of prior service cost/other	7	7	5
Amortization of unrecognized net gain	—	(4)	(11)

Net pension cost	$55	$23	$4

Effective January 1, 2000, Schlumberger and its subsidiaries amended their pension plans to improve retirement benefits for active employees.

The change in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2002 and 2001, was as follows:

(Stated in millions)

	2002	2001
Projected benefit obligation at beginning of the year	$1,254	$1,105
Service cost	51	38
Interest cost	90	84
Actuarial losses	123	96
Benefits paid	(77)	(69)

Projected benefit obligation at end of the year	$1,441	$1,254

Plan assets at market value at beginning of the year	$1,074	$1,212
Actual return on plan assets	(114)	(70)
Contribution	69	1
Benefits paid	(77)	(69)

Plan assets at market value at end of the year	$952	$1,074

Excess of projected benefit obligation over assets	$(489)	$(180)
Unrecognized net loss	329	1
Unrecognized prior service cost	22	27
Contribution receivable	(50)	—

Pension liability at end of the year	$(188)	$(152)

Plan assets at market value at end of the year	$902	$—

Accumulated benefits obligation at end of the year	(1,336)	—

Minimum liability	(434)	—
Pension liability at end of the year	188	—
Prior service cost	22	—

Charged to other comprehensive income (loss)	$(224)	$—

The market performance over the last two years has decreased the value of assets held in the US pension plans and has correspondingly increased the amount by which the pension plans are under-funded. As a result of the decline in the value of the pension plan assets and a decline in the interest rates, which increases the present value of the benefit obligations, Schlumberger recorded in the fourth quarter a non-cash charge to Stockholders’ Equity of $224 million. A recovery in market returns in future periods would reverse a portion of the charge.

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were 6.75%, 3% and 8.5%, respectively, in 2002, and 7.25%, 4.5% and 9%, respectively, in 2001. Plan assets, excluding the contribution receivable, on December 31, 2002, consisted of common stocks ($524 million), cash or cash equivalents ($98 million), fixed income investments ($228 million) and other investments ($52 million). On December 31, 2002, there is no investment of the plan assets in Schlumberger common stock.

Non-US Pension Plans

Outside the US, subsidiaries of Schlumberger sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are funded with trustees in respect to past and current service. For all defined benefit plans, pension expense was $58 million, $52 million and $23 million in 2002, 2001 and 2000, respectively. Based on plan assets and the projected benefit obligation, the only significant defined benefit plan is in the UK.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 2002 were 5.75%, 4.0% and 9.0% respectively. In 2001, the assumptions were 6%, 4% and 9%, respectively.

Net pension cost in the UK plan for 2002, 2001 (including the Sema plc plans) and 2000 (translated into US dollars at the average exchange rate for the periods), included the following components:

	(Stated in millions)
	2002	2001	2000
Service cost - benefits earned during the period	$58	$47	$22
Interest cost on projected benefit obligation	59	44	17
Expected return on plan assets (actual return: 2002—($147); 2001—($47); 2000 ($28)	(91)	(68)	(34)
Amortization of transition asset and other	1	(2)	(5)

Net pension cost	$27	$21	$—

The change in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

	(Stated in millions)

	2002	2001
Projected benefit obligation at beginning of the year	$989	$311
Acquisition of Sema	—	580
Service cost	58	47
Interest cost	59	44
Contributions by Plan participants	7	—
Actuarial (gains) losses	(45)	55
Loss (gain) on exchange	106	(2)
Benefits paid	(25)	(21)
Disposals	(7)	(25)

Projected benefit obligation at end of the year	$1,142	$989

Plan assets at market value at beginning of the year	$868	$385
Acquisition of Sema	—	540
Actual return on plan assets	(147)	(47)
Gain (loss) on exchange	81	(5)
Employer contributions	39	31
Employee contributions	7	6
Benefits paid	(25)	(21)
Disposals	(8)	(21)

Plan assets at market value at end of the year	$815	$868

Excess of projected benefit obligation over assets	$(327)	$(121)
Unrecognized net loss	351	131
Unrecognized prior service cost	1	1
Unrecognized net asset at transition date	(2)	(1)

Pension asset	$23	$10

Assets of under-funded plans at market value at end of the year	$335	$—
Accumulated benefit obligation of under-funded plans at end of the year	(495)	—

Minimum liability of under-funded plans	(160)	—
Pension liability of under-funded plans	70	—

Charged to other comprehensive income (loss)	$(90)	$—

The market performance over the last two years has decreased the value of assets held in the UK pension plans and has correspondingly increased the amount by which the pension plans are under-funded. As a result of the decline in the value of the pension plan assets and a decline in the interest rates, which increased the present value of the benefit obligations, Schlumberger recorded in the fourth quarter a non-cash charge to Stockholders’ Equity of $90 million. A recovery in market returns in future periods would reverse a portion of the charge.

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were 5.70% and 3.75%-2.55% respectively in 2002, and 5.75% and 4%, respectively in 2001. Plan assets consisted of common stocks ($610 million), cash or cash equivalents ($64 million) and fixed income investments ($141 million). None of the segregated plan assets represented Schlumberger common stock.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 2002, 2001 and 2000, were $44 million, $32 million and $22 million, respectively.

Other Deferred Benefits

In addition to providing pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing. Expenses for these programs were $143 million, $192 million and $114 million in 2002, 2001 and 2000, respectively.

Health Care Benefits

Schlumberger and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $79 million, $68 million and $60 million in 2002, 2001 and 2000, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other than Pensions

Schlumberger and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 7.25% in 2002, 7.5% in 2001 and 7.75% in 2000. The overall medical cost trend rate assumption is 9.5% graded to 5% over the next six years and 5% thereafter.

Net periodic postretirement benefit cost in the US for 2002, 2001 and 2000, included the following components:

	(Stated in millions)
	2002	2001	2000
Service cost – benefits earned during the period	$21	$13	$10
Interest cost on accumulated postretirement benefit obligation	41	32	28
Amortization of unrecognized net gain and other	4	(1)	(3)

	$66	$44	$35

The change in accumulated postretirement benefit obligation and funded status on December 31, 2002 and 2001, was as follows:

	(Stated in millions)
	2002	2001
Accumulated postretirement benefit obligation at beginning of the year	$478	$398
Service cost	21	13
Interest cost	41	32
Actuarial losses (gains)	121	53
Benefits paid	(21)	(18)
Other	36	—

Accumulated postretirement benefit obligation at the end of the year	676	478
Unrecognized net gain	(105)	14
Unrecognized prior service cost/other	(27)	13

Postretirement benefit liability on December 31	$544	$505

The components of the accumulated postretirement benefit obligation on December 31, 2002 and 2001, were as follows:

	(Stated in millions)
	2002	2001
Retirees	$277	$237
Fully eligible	110	67
Actives	289	174

	$676	$478

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 6.75% for 2002 and 7.25% for 2001.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2002 would have been $76 million, and the accumulated postretirement benefit obligation would have been $806 million on December 31, 2002.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2002 would have been $52 million, and the accumulated postretirement benefit obligation would have been $574 million on December 31, 2002.

Supplementary Information

Operating revenue and related cost of goods sold and services for continuing operations comprised the following:

	(Stated in millions)
Year ended December 31,	2002	2001	2000
Operating revenue
Products	$3,898	$4,651	$4,029
Services	9,576	9,407	5,802

	$13,474	$14,058	$9,831

Direct operating costs
Goods sold	$1,950	$2,692	$2,431
Services	8,474	7,813	5,205

	$10,424	$10,505	$7,636

Cash paid for interest and income taxes for continuing operations was as follows:

	(Stated in millions)
Year ended December 31,	2002	2001	2000
Interest	$373	$363	$268
Income taxes	$251	$298	$231

Accounts payable and accrued liabilities are summarized as follows:

	(Stated in millions)
As at December 31,	2002	2001
Payroll, vacation and employee benefits	$957	$929
Trade	999	1,184
Taxes, other than income	245	312
Accrued expenses	1,266	1,697
Other	1,114	385

	$4,581	$4,507

Interest and other income includes the following:

	(Stated in millions)
Year ended December 31,	2002	2001	2000
Interest income	$69	$159	$302
Equity in net earnings of affiliated companies	64	62	39
Gain on sale of business	—	—	82
Gain on sale of financial instruments	6	21	—

	$139	$242	$423

Allowance for doubtful accounts is as follows:

	(Stated in millions)
Year ended December 31,	2002	2001
Balance at beginning of year	$145	$107
Provision in year	66	57
Written off in year	(47)	(43)
Other[1]	9	24

Balance at end of year	$173	$145

[1]	Includes business acquisitions and divestitures.

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the note New Accounting Standards to the Consolidated Financial Statements, in 2002 the Company changed its accounting method for goodwill.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP New York, New York January 22, 2003

Quarterly Results

(UNAUDITED)

The following table summarizes Schlumberger’s results for each of the four quarters for the years ended December 31, 2002 and 2001. Revenue and Gross margin, which equals operating revenue less cost of goods sold and services, has been restated to exclude discontinued operations.

	(Stated in millions except per share amounts)

		Gross Margin	Net Income	Earnings per share [7]
	Revenue			Basic	Diluted
Quarters-2002
First [1]	$3,257	$695	$172	$0.30	$0.30
Second	3,337	740	196	0.34	0.34
Third	3,446	712	173	0.30	0.30
Fourth [2]	3,434	(2,433)	(2,861)	(4.92)	(4.92)

	$13,474	$(286)	$(2,320)	$(4.01)	$(4.01)

Quarters-2001
First [3]	$2,951	$701	$235	$0.41	$0.41
Second [4]	3,712	550	(93)	(0.16)	(0.16)
Third [5]	3,710	899	195	0.34	0.34
Fourth [6]	3,685	893	185	0.32	0.32

	$14,058	$3,043	$522	$0.91	$0.91

[1]	Includes an after-tax charge of $29 million ($0.05 per share – diluted).
[2]	Includes a net, after-tax charge of $3,081 million ($5.30 per share).
[3]	Includes a $25 million (pretax and after tax) in-process R&D charge ($0.04 per share – diluted).
[4]	Includes a net, after-tax charge of $280 million ($0.48 per share – diluted).
[5]	Includes a net, after-tax credit of $3 million ($0.00 per share – diluted).
[6]	Includes a net, after-tax credit of $5 million ($0.01 per share – diluted).
[7]	The addition of earnings per share by quarter may not equal total earnings per share for the year.
*	Mark of Schlumberger

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

NONE

PART III

Item 10    Directors and Executive Officers of Schlumberger

See Part I (on pages 7-8 of this Report) for Item 10 information regarding Executive Officers of Schlumberger. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, “Election of Directors”, in Schlumberger’s Proxy Statement to be filed for the April 11, 2003 Annual General Meeting, and is incorporated by reference.

Item 11    Executive Compensation

The information set forth under “Executive Compensation” (other than that set forth under the subcaptions “Corporate Performance Graph” and “Compensation Committee Report on Executive Compensation”) in Schlumberger’s Proxy Statement to be filed for the April 11, 2003 Annual General Meeting, is incorporated by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to Item 12 is set forth in Schlumberger’s Proxy Statement to be filed for the April 11, 2003 Annual General Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of the end of the Schlumberger’s 2002 fiscal year for (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of such outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,869,684	$57.036	6,399,366
Equity compensation plans not approved by security holders	N/A	N/A	16,700	[1]
Total	36,869,684	$57.03	6,416,066

1.	Represents stock awards available for grant under the Stock and Deferral Plan for Non-Employee Directors.

Equity compensation plans approved by our shareholders include the Schlumberger 1989 Stock Incentive Plan as amended, the Schlumberger 1994 Stock Option Plan as amended, the Schlumberger 1998 Stock Option Plan as amended, and the Schlumberger 2001 Stock Option Plan. The only equity compensation plan that has not been approved by our shareholders is the Schlumberger Stock and Deferral Plan for Non-Employee Directors.

Schlumberger established the Stock and Deferral Plan for Non-Employee Directors on April 19, 2001. When established, there were 25,000 shares of Schlumberger common stock available for grant under the plan. Non-employee directors are automatically granted 500 shares of Schlumberger common stock as of the last day of the month following the first Board meeting after Schlumberger’s regular annual shareholders meeting. Non-employee directors are entitled to defer the receipt of the annual stock award until up to one year after their termination as a director. During the period of deferral, non-employee directors are credited with any dividends paid on shares of Schlumberger common stock in the interim, and such dividends are paid out in cash, without interest at the same time that the shares are ultimately delivered. The Plan is administered by a Committee appointed by the Board.

Item 13    Certain Relationships and Related Transactions

Information regarding this item may be found on page 1, the last two sentences of footnote 2, in Schlumberger’s Proxy Statement to be filed for the April 11, 2003 Annual General Meeting and is incorporated by reference.

Item 14    Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Schlumberger’s internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Page(s)
(1)	Financial Statements

	Consolidated Statement of Income for the three years ended December 31, 2002	33

	Consolidated Balance Sheet at December 31, 2002 and 2001	34

	Consolidated Statement of Cash Flows for the three years ended December 31, 2002	35

	Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2002	36 and 37

	Notes to Consolidated Financial Statements	38 to 66

	Report of Independent Accountants	67

	Quarterly Results (Unaudited)	68

Financial statements of 20% – 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required
(3)	The following Exhibits are filed or incorporated by reference as indicated in the Index to Exhibits:

	Deed of Incorporation as last amended on May 4, 2001	Exhibit 3(a)
	By-Laws as last amended on April 19, 2001	Exhibit 3(b)

Schlumberger is party to a number of [other] long-term debt agreements that, pursuant to Regulation S-K, Item 601(b)(4)(iii), are not filed as exhibits. Schlumberger agrees to furnish copies of these agreements to the Commission upon its request.

	Schlumberger 1994 Stock Option Plan* as amended on January 5, 1995	Exhibit 10(a)

	Schlumberger 1994 Stock Option Plan* Second Amendment	Exhibit 10(b)

	Schlumberger 1994 Stock Option Plan* Third Amendment	Exhibit 10(c)

	Schlumberger Limited Supplementary Benefit Plan* as amended on January 1, 1995	Exhibit 10(d)

	Schlumberger 1989 Stock Incentive Plan* as amended	Exhibit 10(e)

	Schlumberger 1989 Stock Incentive Plan* Third Amendment	Exhibit 10(f)

* Compensatory plan required to be filed as an exhibit.

	Schlumberger Restoration Savings Plan	Exhibit 10(g)

	Schlumberger 1998 Stock Option Plan*	Exhibit 10(h)

	Schlumberger 1998 Stock Option Plan* First Amendment	Exhibit 10(i)

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc. Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Non-Employee Directors

Exhibit 10(j)

	Schlumberger 2001 Stock Option Plan*	Exhibit 10(k)

	Schlumberger Stock and Deferral Plan for Non-Employee Directors*	Exhibit 10(l)

	Subsidiaries	Exhibit 21

	Consent of Independent Accountants	Exhibit 23

Powers of Attorney

(a) D. Euan Baird – dated January 16, 2003

(b) John Deutch – dated January 16, 2003

(c) Jamie S. Gorelick – dated January 16, 2003

(d) Andrew Gould – dated January 16, 2003

(e) Andrew Gould – dated February 20, 2003

(f) Adrian Lajous – dated February 7, 2003

(g) André Lévy-Lang – dated January 16, 2003

(h) William T. McCormick, Jr. – dated January 16, 2003

(i) Didier Primat – dated January 24, 2003

(j) Nicolas Seydoux – dated January 16, 2003

(k) Linda G. Stuntz – dated January 16, 2003

(l) Sven Ullring – dated January 16, 2003

Exhibit 24

	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.1

	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 99.2

	Additional Exhibit: Form S-8 Undertakings	Exhibit 99.3

(4)	The following reports were filed on Form 8-K during the last quarter of the period covered by this 10-K report:

* Compensatory plan required to be filed as an exhibit.

Report 8-K dated October 1, 2002, filed as of October 2, 2002 to report the Schlumberger Third Quarter 2002 Business Update press release dated October 1, 2002.

Report 8-K dated October 16, 2002, furnished as of October 17, 2002 to report under item 9 a Question and Answer document on the October 16, 2002 Schlumberger Press Release.

Report 8-K dated December 10, 2002, filed as of December 11, 2002 to report the December 10, 2002 Schlumberger Press Release under Item 5 and a Question and Answer document on the Press Release under Item 9 furnished pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLUMBERGER LIMITED

Date:	February 27, 2003	By:	/s/ Frank A. Sorgie
Frank A. Sorgie Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

* Andrew Gould	Director, Chairman and Chief Executive Officer

/s/ Jean-Marc Perraud Jean-Marc Perraud	Executive Vice President and Chief Financial Officer

/s/ Frank A. Sorgie Frank A. Sorgie	Chief Accounting Officer

* John Deutch	Director

* Jamie S. Gorelick	Director

* Adrian Lajous	Director

* André Lévy-Lang	Director

* William T. McCormick, Jr.	Director

* Didier Primat	Director

* Nicolas Seydoux	Director

* Linda G. Stuntz	Director

* Sven Ullring	Director

/s/ Ellen Summer * By Ellen Summer Attorney-in-Fact	February 27, 2003

CERTIFICATIONS

I, Andrew Gould, certify that:

1.	I have reviewed this annual report on Form 10-K of Schlumberger Limited.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 27, 2003	/s/ Andrew Gould
Andrew Gould Chairman and Chief Executive Officer

CERTIFICATIONS

I, Jean-Marc Perraud, certify that:

1.	I have reviewed this annual report on Form 10-K of Schlumberger Limited.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 27, 2003	/s/ Jean-Marc Perraud
Jean-Marc Perraud Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS
	Exhibit	Page
Deed of Incorporation as last amended on May 4, 2001 incorporated by reference to Form 10-Q for the period ended June 30, 2001	3(a)	—

By-Laws as last amended on April 19, 2001, incorporated by reference to Form 10-Q for the period ended June 30, 2001	3(b)	—

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by reference to Exhibit 10(a) to Form 10-K for year 1995	10(a)	—

Schlumberger 1994 Stock Option Plan – Second Amendment incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1999	10(b)	—

Schlumberger 1994 Stock Option Plan – Third Amendment incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1999	10(c)	—

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995, incorporated by reference to Exhibit 10(b) to Form 10-K for 1996	10(d)	—

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(c) to Form 10-K for year 1995	10(e)	—

Schlumberger 1989 Stock Incentive Plan – Third Amendment incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1999	10(f)	—

Schlumberger Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to Form 10-K for year 1995	10(g)	—

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for year 1997	10(h)	—

Schlumberger 1998 Stock Option Plan – First Amendment incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1999	10(i)	—

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc.; Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998	10(j)	—

Schlumberger 2001 Stock Option Plan, incorporated by reference to Form 10-Q for the period ended March 31, 2001	10(k)	—

Schlumberger Stock and Deferral Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(l) to Form 10-K for the year 2001	10(l)	—

Subsidiaries	21	79

Consent of Independent Accountants	23	80

Powers of Attorney	dated:

INDEX TO EXHIBITS
	Exhibit	Page
D. Euan Baird John Deutch Jamie S. Gorelick Andrew Gould Andrew Gould Adrian Lajous André Lévy-Lang William T. McCormick, Jr. Didier Primat Nicolas Seydoux Linda G. Stuntz Sven Ullring

January 16, 2003

January 16, 2003

January 16, 2003

January 16, 2003

February 20, 2003

February 7, 2003

January 16, 2003

January 16, 2003

January 24, 2003

January 16, 2003

January 16, 2003

January 16, 2003

	24(a) 24(b) 24(c) 24(d) 24(e) 24(f) 24(g) 24(h) 24(i) 24(j) 24(k) 24(l)	81 82 83 84 85 86 87 88 89 90 91 92

Additional Exhibits:
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1	93

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.2	94

Form S-8 Undertakings	99.3	95