Form 10-Q
period 2003-03-31
SCHLUMBERGER LTD /NV/
filed 2003-05-08
CIK 87347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: March 31, 2003

Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES (State or other jurisdiction of incorporation or organization)	52-0684746 (I.R.S. Employer Identification No.)

153 EAST 53 STREET, 57th Floor NEW YORK, NEW YORK, U.S.A.	10022

42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

PARKSTRAAT 83T THE HAGUE, THE NETHERLANDS (Addresses of principal executive offices)	2514 JG (Zip Codes)

Registrant’s telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
COMMON STOCK, $0.01 PAR VALUE	582,275,917

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Three Months Ended March 31,
	2003	2002
REVENUE:
Operating	$3,343,344	$3,256,198
Interest & other income	29,658	33,837

	3,373,002	3,290,035

EXPENSES:
Cost of goods sold & services	2,650,073	2,561,594
Research & engineering	162,362	159,658
Marketing	94,562	95,585
General	159,231	160,631
Interest	92,863	82,253

	3,159,091	3,059,721

Income from Continuing Operations before taxes and minority interest	213,911	230,314
Taxes on income	68,998	63,972

Income from Continuing Operations before minority interest	144,913	166,342
Minority interest	4,249	(6,494)

Income from Continuing Operations	149,162	159,848
Income from Discontinued Operations	—	12,624

Net Income	$149,162	$172,472

Basic earnings per share:
Income from Continuing operations	$0.26	$0.28
Income from Discontinued operations	—	0.02

Net Income	$0.26	$0.30

Diluted earnings per share:
Income from Continuing operations	$0.26	$0.28
Income from Discontinued operations	—	0.02

Net Income	$0.26	$0.30

Average shares outstanding:
Basic	582,209	576,306
Assuming dilution	583,981	581,104

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	(Stated in thousands)
	Mar. 31, 2003	Dec. 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$145,506	$168,110
Short-term Investments	1,324,767	1,567,906
Receivables less allowance for doubtful accounts (2003—$169,002; 2002—$172,871)	3,657,754	3,489,406
Inventories	1,042,503	1,043,057
Deferred taxes	428,552	435,887
Other current assets	506,058	481,074

	7,105,140	7,185,440

FIXED INCOME INVESTMENTS, HELD TO MATURITY	380,000	407,500
INVESTMENTS IN AFFILIATED COMPANIES	709,731	687,524
FIXED ASSETS	4,523,859	4,663,756
MULTICLIENT SEISMIC DATA	1,020,473	1,018,483
GOODWILL	4,304,346	4,229,993
INTANGIBLE ASSETS	535,252	558,664
DEFERRED TAXES	140,335	147,013
OTHER ASSETS	524,744	536,822

	$19,243,880	$19,435,195

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,374,340	$4,580,762
Estimated liability for taxes on income	619,811	625,058
Dividend payable	109,825	109,565
Long-term debt due within one year	400,902	452,577
Bank & short-term loans	621,812	682,956

	6,126,690	6,450,918

LONG-TERM DEBT	6,145,557	6,028,549
POSTRETIREMENT BENEFITS	565,349	544,456
OTHER LIABILITIES	243,186	251,607

	13,080,782	13,275,530

MINORITY INTEREST	554,886	553,527

STOCKHOLDERS’ EQUITY:
Common stock	2,172,065	2,170,965
Income retained for use in the business	5,600,711	5,560,712
Treasury stock at cost	(1,576,448)	(1,578,358)
Accumulated other comprehensive income	(588,116)	(547,181)

	5,608,212	5,606,138

	$19,243,880	$19,435,195

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Income from continuing operations	$149,162	$159,848
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	386,512	361,250
Non-cash charges	—	28,923
Earnings of companies carried at equity, less dividends received	(15,454)	(15,424)
Deferred taxes	44,293	16,585
Provision for losses on accounts receivable	17,537	11,095
Change in operating assets and liabilities:
(Increase) decrease in receivables	(163,336)	68,207
Decrease (increase) in inventories	4,709	(54,337)
Increase in other current assets	(23,976)	(52,508)
Decrease in accounts payable and accrued liabilities	(321,051)	(224,888)
Decrease in estimated liability for taxes on income	(3,809)	(37,587)
Postretirement benefits	20,893	12,155
Other - net	(4,108)	9,019

NET CASH PROVIDED BY OPERATING ACTIVITIES	91,372	282,338

Cash flows from investing activities:
Purchase of fixed assets	(222,140)	(366,526)
Multiclient seismic data capitalized	(52,060)	(84,025)
Capitalization of intangible assets	(1,521)	(42,063)
Retirement of fixed assets & other	66,480	29,652
Acquisition of Sema plc	—	(132,155)
Other business acquisition	—	(18,000)
Sale (purchase) of investment, net	270,853	211,724

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	61,612	(401,393)

Cash flows from financing activities:
Dividends paid	(108,903)	(107,978)
Proceeds from exercise of stock options	3,010	36,994
Proceeds from issuance of long-term debt	95,454	1,148,317
Payments of principal on long-term debt	(100,639)	(785,905)
Net decrease in short-term debt	(63,402)	(234,508)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(174,480)	56,920

Discontinued operations	—	12,949

Net decrease in cash before translation	(21,496)	(49,186)
Translation effect on cash	(1,108)	(864)
Cash, beginning of period	168,110	177,704

CASH, END OF PERIOD	$145,506	$127,654

(1)	Includes multiclient seismic data costs.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
	(Stated in thousands)
Balance, January 1, 2003	$2,170,965	$(1,578,358)	$5,560,712	$(72,989)	$(203,564)	$(270,628)	$—
Net Income			149,162				149,162
Derivatives marked to market				4,516			4,516
Investment (Grant Prideco) marked to market				4,087			4,087
Translation adjustment						17,948	17,948
Minimum pension liability—(US/UK Plans)					(98,736)		(98,736)
Tax benefit on minimum pension liability					31,250		31,250
Dividends declared			(109,163)
Shares sold to optionees (net fees)	1,100	1,910

Equity—March 31, 2003	$2,172,065	$(1,576,448)	$5,600,711	$(64,386)	$(271,050)	$(252,680)	$108,227

				See Note (A)

Note (A): Included in the closing balance is $13,958 relating to the mark to market of the Grant Prideco investment.

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2003	667,104,668	(84,931,553)	582,173,115
Sold to Optionees	—	102,802	102,802

Balance, March 31, 2003	667,104,668	(84,828,751)	582,275,917

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Reclassification

Certain items from prior years have been reclassified to conform to the current year presentation.

Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share:

	2003			2002
First Quarter	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
	(Stated in thousands except per share amounts)
Basic	$149,162	582,209	$0.26	$159,848	576,306	$0.28
Dilutive effect of options	—	1,772	—	—	4,798	—

Diluted	$149,162	583,981	$0.26	$159,848	581,104	$0.28

Charges – Continuing Operations

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

An analysis of the fourth quarter 2002 pretax severance and facility charges as of March 31, 2003 is a follows:

	($ Stated in millions)
	Severance		Facilities
	Amount	People	Amount
Charges	$94.5	3,492	$42.8
Paid in December 2002	32.9	1,643	6.6

Balance December 31, 2002	61.6	1,849	36.2
Paid in Quarter 1 2003	24.7	835	9.3

Balance March 31, 2003	$36.9	1,014	$26.9

The remaining severance costs are expected to be paid before September 30, 2003.

Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on March 31, 2003 was $606 million and on December 31, 2002 was $592. Equity in income of investments carried under the equity method (first quarter 2003 and 2002 – $15 million) are included in Interest & other income in the Consolidated Statement of Income.

New Accounting Standards

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 was adopted by Schlumberger commencing January 1, 2003. The implementation of this standard did not have any material effect on its financial position or results of operations.

On July 29, 2002, the Financial Accounting Standards Board issued SFAS 146 (Accounting for Costs Associated with Exit or Disposal Activities). The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaced Issue 94-3. Schlumberger adopted SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) was issued. It requires certain accounting and disclosures of guarantees to third parties including indebtedness. The statement is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of this statement did not have a material effect on its financial position or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21 (Accounting for Revenue Arrangements with Multiple Deliverables). This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement will not have a material impact on its financial position or results of operations.

Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, and subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $174 million at March 31, 2003 and $155 million at December 31, 2002. Unless extended by amendment, the agreement expires in September 2003.

Financing

During January 2002, two principal subsidiaries of Schlumberger in Europe initiated a Euro commercial paper program, which is guaranteed by Schlumberger Limited. At March 31, 2003, Euro commercial paper borrowings totaled $638 million and the UK Pound commercial paper borrowing totaled $492 million. Both the Euro and the UK Pound commercial paper borrowings are supported by a long-term revolving credit facility.

On April 4, 2002, the principal US subsidiary of Schlumberger issued $1 billion of 10 year senior unsecured notes with a coupon rate of 6.50% (6.634% including amortization of debt discount and expense) in the US capital markets. The notes were issued under rule 144A without registration rights for life. The proceeds partially replaced US commercial paper borrowings. At March 31, 2003, US commercial paper borrowings totaled $981 million. US commercial paper borrowings are supported by a long-term revolving credit facility.

Inventory

A summary of inventory follows:

	Mar. 31 2003	Dec. 31 2002
	(Stated in millions)

Raw Materials & Field Materials	$1,019	$1,010
Work in Process	112	118
Finished Goods	136	138

	1,267	1,266
Less: Reserves	224	223

	$1,043	$1,043

Fixed Assets

A summary of fixed assets follows:

	Mar. 31 2003	Dec. 31 2002
	(Stated in millions)

Property plant & equipment	$11,641	$11,602
Less: Accumulated depreciation	7,117	6,938

	$4,524	$4,664

Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

Mar. 31 2003
(Stated in millions)

Balance at December 31, 2002	$1,018
Capitalized in year	52
Charged to cost of sales	(50)

Balance at March 31, 2003	$1,020

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 is as follows:

(Stated in millions)

Balance at December 31, 2002	$4,230
Impact of change in exchange rates	57
Other	17

Balance at March 31, 2003	$4,304

Intangible Assets

A summary of intangible assets follows:

	Mar. 31 2003	Dec. 31 2002
	(Stated in millions)

Gross book value	$913	$953
Less: Accumulated amortization	378	394

	$535	$559

The amortization charged to income for the first quarter 2003 was $26 million.

Intangible assets principally comprise patents, software, technology and other. At March 31, 2003, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	Gross Book Value	Accumulated Amortization	Amortization Periods
	(Stated in millions)

Software	$467	$167	5—10 years
Technology	204	47	5—10 years
Patents	172	137	5—10 years
Other	70	27	1—15 years

	$913	$378

The weighted average amortization period for all intangible assets is approximately 7 years.

Stock Compensation Plans

As of March 31, 2003, Schlumberger had two types of stock-based compensation plans, which are described below. Schlumberger applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

Three months ended March 31,	2003	2002
	(Stated in millions except per share amounts)
Net income
As reported	$149	$172
Proforma	$112	$143

Basic earnings per share
As reported	$0.26	$0.30
Proforma	$0.19	$0.25

Diluted earnings per share
As reported	$0.26	$0.30
Proforma	$0.19	$0.25

Income Tax Expense

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

Three months ended March 31,	2003	2002
	(Stated in millions)

United States	$60	$65
Outside United States	154	165

Pretax income	$214	$230

Schlumberger has net deferred tax assets of $569 million on March 31, 2003 including a partial valuation allowance of $165 million relating to a certain European net operating loss. Significant components of net deferred tax assets at March 31, 2003 included postretirement and other long-term benefits ($204 million), current employee benefits ($222 million), fixed assets, inventory and other ($115 million) and net operating losses ($193 million less a partial valuation allowance of $165 million).

The components of consolidated income tax expense from continuing operations were as follows:

Three months ended March 31,	2003	2002
	(Stated in millions)
Current:
United States—Federal	$62	$45
United States—State	7	5
Outside United States	47	31

	$116	$81

Deferred:
United States—Federal	$(40)	$(39)
United States—State	(5)	(4)
Outside United States	(20)	26
Valuation allowance	18	—

	$(47)	$(17)

Consolidated taxes on income	$69	$64

Schlumberger reported charges in continuing operations in 2002. These are more fully described in the note Charges – Continuing Operations. A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate is:

Three months ended March 31,	2003	2002
US federal statutory rate	35%	35%
US state income taxes	1%	—%
Non US income taxed at different rates	(12)%	(12)%
Valuation allowance	8%	—%
Charges and credits	—%	5%

Effective income tax rate	32%	28%

Schlumberger’s effective tax rate, excluding charges was, 32% and 25% in 2003 and 2002, respectively.

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

Segment Information

Schlumberger operates four reportable business segments: Oilfield Services, SchlumbergerSema, WesternGeco and Other.

Prior periods have been restated so as to be comparable with our current reporting structure.

	FIRST QUARTER 2003					FIRST QUARTER 2002
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax
										(Stated in millions)
Oilfield Services
North America	$595	$48	$—	$25	$73	$564	$52	$—	$28	$80
Latin America	290	24	—	10	34	325	32	—	7	39
Europe/CIS/W. Africa	588	81	—	19	100	555	78	—	20	98
Other Eastern	489	103	—	13	116	446	91	—	14	105
Elims/Other	15	(13)	—	5	(8)	13	(14)	—	(1)	(15)

	1,977	243	—	72	315	1,903	239	—	68	307

WesternGeco	307	(8)	(3)	11	—	385	20	9	18	47

SchlumbergerSema
North & South America	136	3	—	1	4	146	(12)	—	(5)	(17)
Europe/M. East/Africa	605	8	—	5	13	529	23	—	12	35
Asia	53	9	—	2	11	50	2	—	2	4
Elims/Other	(1)	(12)	—	(1)	(13)	(19)	(12)	—	(9)	(21)

	793	8	—	7	15	706	1	—	—	1

Other	342	—	—	3	3	320	(3)	—	—	(3)
Elims & Other	(76)	(16)	(1)	(24)	(41)	(58)	(5)	(3)	(22)	(30)

	$3,343	$227	$(4)	$69		$3,256	$252	$6	$64

Interest Income					13					18
Interest Expense (1)					(91)					(80)
Charges					—					(30)

					$214					$230

(1)	Excludes interest expense included in the Segment results ($2 million in 2003; $2 million in 2002).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	First Quarter
	2003	2002(1)	% chg
	(Stated in millions)
Oilfield Services
Operating Revenue	$1,977	$1,903	4%
Pretax Operating Income (2)	$315	$307	3%
WesternGeco
Operating Revenue	$307	$385	(20)%
Pretax Operating Income (2)	$—	$47	—%
SchlumbergerSema
Operating Revenue	$793	$706	12%
Pretax Operating Income (2)	$15	$1	—%
Other (3)
Operating Revenue	$342	$320	7%
Pretax Operating Income (2)	$3	$(3)	—%

(1)	Restated, in part, for organizational changes and discontinued operations.
(2)	Pretax operating income represents income before taxes and minority interest, excluding interest income, interest expense and amortization of intangibles and charges, which is consistent with how Schlumberger views its segment results.
(3)	Principally comprises the Cards, Terminals, Meters North America and NPTest activities.

First Quarter 2003 Compared to First Quarter 2002

Operating revenue for the first quarter was $3.34 billion and net income was $149 million. Earnings from continuing operations were $0.26 per share. This compares to $0.28 per share last year, a 7% decrease.

Oilfield Services revenue of $1.98 billion decreased 1% versus the fourth quarter of 2002, but increased 4% compared to the first quarter of last year. Pretax operating income was $315 million, increases of 14% sequentially and 3% year-on-year.

WesternGeco revenue of $307 million decreased 8% versus the fourth quarter of 2002, and 20% compared to the first quarter of last year. Pretax operating income broke even compared to $6 million in the fourth quarter of last year, and $47 million in the first quarter of last year.

SchlumbergerSema revenue of $793 million decreased 2% sequentially, but was up 12% year-on-year. Pretax operating income was $15 million, a decrease of 55% sequentially, and an increase of $14 million year-on-year.

OILFIELD SERVICES

First quarter Oilfield Services revenue of $1.98 billion decreased 1% sequentially, but increased 4% year-on-year. This contrasted with M-I rig count growth of 12% sequentially and 11% year-on-year.

Pretax operating income of $315 million rose 14% sequentially and 3% year-on-year. Savings from restructuring programs initiated in Europe and Africa the previous quarter and the recovery following the storms in the Gulf of Mexico, coupled with exceptional growth in Drilling & Measurements contributed to the sequential increase.

North America

Revenue in North America increased 8% sequentially and 6% year-on-year to $595 million. M-I rig count growth of 22% sequentially and 19% year-on-year did not substantially impact onshore revenue growth due to the natural lag effect and ‘trough’ pricing, particularly in pressure pumping. Offshore, Wireline and Drilling & Measurements achieved double-digit sequential increases in Gulf of Mexico revenues versus a reduced rig count. Pretax operating income of $73 million showed a 30% sequential growth, but decreased 9% year-on-year. The sequential improvement was primarily related to the colder than usual winter weather, which propelled the high seasonal upswing in Canada, where rig count rose 68% sequentially and 18% year-on-year, coupled with improved offshore performance.

Premium technology offerings in cementing also contributed to the results, and PowerDrive* rotary steerable activity was particularly strong on deepwater delineation projects due in part to this technology’s capacity for real-time transmission of MWD/LWD information.

Reflecting the growing demand for Integrated Project Management services, Schlumberger signed a 20-year performance-based production management agreement with Dunhill Exploration and Production, LLC to manage operations and maintenance of fields acquired by Dunhill in the Gulf of Mexico and US lower 48 states.

Latin America

Revenue of $290 million decreased 17% sequentially and 11% year-on-year, in contrast to the M-I rig count increase of 1% sequentially and 4% year-on-year. Overall results were largely impacted by the ongoing political turmoil in Venezuela, which also drove the country’s rig count down 43% sequentially and 56% year-on-year. Pretax operating income of $34 million decreased 34% sequentially and 14% year-on-year.

The declines in Venezuela were partially mitigated by sustained growth in offshore and onshore activity in Mexico, where the rig count increased 15% sequentially and 55% year-on-year in response to higher domestic demand for natural gas and light oil, which is spurring PEMEX’s commitment to develop its national resources. Reflecting this trend, PEMEX awarded Schlumberger a four-year, $500 million integrated oilfield services project in partnership with ICA Fluor Daniel; a two-year $60 million information management solution contract which is shared with SchlumbergerSema and representative of the future direction for its Energy IT services offering; and an IndigoPool project to host multiple service contract data rooms.

Europe/CIS/West Africa

Revenue of $588 million decreased 1% sequentially and increased 6% year-on-year, outpacing the M-I rig count, which dropped 2% sequentially and 11% year-on-year. Pretax operating income of $100 million showed a 54% sequential and 2% year-on-year increase primarily due to generally improved GeoMarket activity, as well as savings generated from prior year restructuring efforts.

The Russia, West & South Africa and Scandinavia GeoMarkets recorded the strongest revenue growth both sequentially and year-on-year, with increased demand for fracturing and completions services especially strong in Russia.

North Sea activity benefited from premium technology and superior service quality. In particular, PowerDrive rotary steerable systems not only doubled operating performance but were available for short-notice deployment in response to increasing client needs.

Middle East & Asia

Despite the war in Iraq and relative softness across Asia, revenue of $489 million showed a modest 4% sequential growth, and a 10% year-on-year increase, outpacing the M-I rig count, which rose 1% sequentially and 6% year-on-year. Settlement of revised contract pricing improved revenue by $9 million. Pretax operating income of $116 million remained flat sequentially but increased 11% year-on-year.

Operations in the Saudi Arabia, India and Australia GeoMarkets showed improved revenue both sequentially and year-on-year. There was high demand for Well Services, Drilling & Measurements and, particularly, Wireline technologies, which showed very strong growth across the entire area. This was partially offset by reduced activity in Brunei, Malaysia and the Philippines.

WESTERNGECO

Revenue of $307 million decreased 8% sequentially and 20% year-on-year. Pretax operating income broke even for the quarter, which included a $7 million provision for a contract loss in Mexico. Flat multiclient sales and declines in other product lines contributed to the year-on-year revenue decrease, while sequential results were impacted by strong land activity in Alaska, Mexico and Africa GeoMarkets; flat data processing activity; and decreased multiclient and marine sales.

Including multiclient pre-commitments, total backlog at the end of the first quarter of 2003 stood at $325 million. The marine seismic backlog stayed relatively strong in the Asia/Pacific, and the North Sea firmed up with Q capacity almost fully booked for the 2003 season. Both the land and data processing backlog remained strong, the former predominantly in the Middle East.

Pricing across all business segments remained flat for conventional marine, land and data processing activity. However, Q-Marine continued to command significant pricing premiums as a result of the added value obtained from the delivered product. Additionally, the restructuring effort announced in the fourth quarter of 2002 was completed during the current quarter with thirteen land crews and three 3D vessels decommissioned. Expected annualized cost savings are estimated to be $200 million.

SCHLUMBERGERSEMA

Revenue of $793 million in the first quarter decreased 2% sequentially, but increased 12% year-on-year. The year-on-year improvement was mainly due to the strengthening of European currencies against the US dollar and the continuing growth of the UK public sector favored by the development of e-government projects. The sequential decrease was principally related to the first quarter seasonal slowdown in IT services spending, partially offset by the favorable effect of the strengthening of European currencies against the US dollar.

Pretax operating income of $15 million decreased $18 million, or 55%, sequentially mainly due to lower activity resulting from seasonality, lower daily rates in Western Europe, the depressed IT industry in France and the decline in telecommunications activity in Eastern Europe. However, the $14 million year-on-year increase reflected the significant cost reduction programs carried out in 2002, particularly in North & South America and Asia, combined with a release of employee-related provisions of $7 million.

Revenue in the global energy segment increased 15% year-on-year to $190 million demonstrating the renewed focus that SchlumbergerSema brings to the market by combining systems integration skills, network and infrastructure capabilities, and Schlumberger global reach and sector knowledge. The opportunities generated by this combination include the recent contract awards by PEMEX, Hafslund and HubCo.

Europe, Middle East and Africa

Revenue of $605 million declined 8% sequentially, but increased 14% year-on-year. The year-on-year revenue increase came mainly from the UK, France and the Mediterranean, and reflected the favorable impact of European currencies appreciating 9% overall against the US dollar; as well as significant new public sector contracts in the UK. The sequential revenue decline was mainly due to seasonality, a lackluster telecommunications environment and a sale related to the development of a call center for the UK Department of Works & Pension (DWP) in the fourth quarter of 2002.

Pretax operating income of $13 million decreased 79% sequentially and 63% year-on-year. The sequential decline was mainly attributable to overcapacity in the IT services industry in France, and consequently, low daily rates which dropped by more than 15% during the quarter. Also contributing to the decline was a weak utilization ratio in Systems Integration projects, which were 2% to 3% lower than optimal, and the lower activity and profitability in the telecommunications industry in Germany and the Mediterranean.

North and South America

Revenue of $136 million increased 9% sequentially, but decreased 7% year-on-year mainly due to the weak IT spending environment, primarily in the telecommunications industry, as clients revise their budget outlays downwards and postpone decisions on major contracts.

Pretax operating income of $4 million increased $15 million from a loss of $11 million sequentially, and $21 million from a loss of $17 million in the same period last year. Despite revenue decreasing year-on-year, pretax operating income increased mainly due to the cost reduction programs carried out in North America throughout 2002, and the release of employee-related cost accruals.

Asia

Revenue of $53 million decreased 9% sequentially, but increased 4% year-on-year mainly due to increased activity on systems integration projects in Japan. The sequential decline was due to the traditional seasonality in the IT service industry coupled with the SARS effect starting to delay projects due to contingency plans and travel restrictions. The energy segment showed strong growth with year-on-year activity climbing 16%.

Pretax operating income of $11 million increased $14 million from the loss of $3 million sequentially, and $7 million from $4 million year-on-year. The sequential pretax operating income increase was primarily due to the release of employee-related cost accruals in the quarter. The year-on-year improvement was mainly due to the benefits of the cost cutting program implemented last year.

OTHER

Revenue for Volume Products of $202 million decreased 22% sequentially, but improved 1% year-on-year. The year-on-year improvement was mainly due to a 7% growth in mobilecom cards principally in North America and Europe, offset by a decline in parking terminals due to the exceptional Euro currency retrofit program that extended into early 2002. The sequential decrease reflected the seasonal drop in mobilecom activity, following telecommunications operators’ traditional Christmas campaigns coupled with reduced activity in prepaid phone cards.

Revenue for NPTest of $59 million increased 20% sequentially and 3% year-on-year. The sequential increase reflected improvements in Test Systems sales, including renewed activity from its customer base and penetration into new customers in the US and Asia. NPTest book-to-bill remained above industry averages.

INCOME STATEMENT

Interest income of $13 million decreased 27% reflecting a decrease of $184 million in average investment balances and a decrease in average return investment from 4.1% to 3.6%. Gross margin of 20.7% was 0.6 percentage point below last year. As a percentage of revenue, research and engineering expense was flat and marketing expense decreased 0.1% from last year. General expense as a percentage of revenue decreased from 4.9% to 4.8%. Interest expense of $92.9 million increased $10.6 million compared to same quarter last year with an increase in average borrowing rates from 4.6% to 5.3% due primarily to the US 10 year senior unsecured notes which were issued on April 4, 2002. The average debt balance decreased $65 million compared to same quarter last year. The effective tax rate for the first quarter was 32% compared to 25% for the same period last year. Major causes of the increase over last year was due to the country mix of the pretax results in WesternGeco and valuation allowance relating to a certain European operating loss.

CASH FLOW

During the first quarter, cash provided by operations was $91 million as net income plus depreciation/amortization were only partially offset by increases in customer receivables and decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to traditional, normal funding of employee benefits. Cash used in investing activities was $62 million as investments in fixed assets and multiclient seismic data was offset by reductions in investments. Cash used in financing activities was $174 million representing payment of dividends to shareholders and increases in short-term borrowings to finance working capital and other requirements.

Net Debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that “Net Debt” provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger’s deleveraging efforts. Details of the Net Debt follows:

First Quarter	2003
(Stated in millions)
Net Debt, beginning of period	$(5,021)
Net income	149
Depreciation and amortization	387
Change in working capital	(490)
Capital expenditures	(274)
Dividends paid	(109)
Employee stock option plan	3
Other	116
Translation effect on net debt	(79)

Net Debt, end of period	$(5,318)

Components of Net Debt	Mar. 31 2003	Dec. 31 2002
	(Stated in millions)
Cash & short-term investments	$1,470	$1,736
Fixed income investments, held to maturity	380	408
Bank loans and current portion of long-term debt	(1,023)	(1,136)
Long-term debt	(6,145)	(6,029)

	$(5,318)	$(5,021)

On April 4, 2003, Schlumberger sold its investment of 9.7 million shares in Grant Prideco Inc. Net proceeds from the sale were $106 million.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the first quarter 2003 earnings release and associated web-based publications and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, expected capex, multiclient and depreciation and amortization expenditures, the funding of pension plans and related pension expense, the likelihood of and benefits to be derived from divestitures, conditions in the oilfield service business, including activity levels during 2003, production increases in non-OPEC areas, issues affecting the seismic industry, including sales pertaining to Q technology, continued deepwater drilling activity, benefits from contract awards, future results of operations, pricing, future effective tax rates, the realization of cost reduction and savings in SchlumbergerSema and expectations regarding the future business and performance of SchlumbergerSema. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy, changes in exploration and production spending by major oil companies, including our expectations for renewed growth in gas drilling and improvement in rigless gas pressure pumping activities in NAM; recovery of activity levels, improved pricing and realization of cost reduction and cost savings targets associated with the seismic business, Q seismic technology contracts; continuing customer commitment to certain key oilfield projects, general economic and business conditions in key regions of the world, including Argentina and political and economic uncertainty in Venezuela, Nigeria and further socio-political unrest in the Persian Gulf and/or Asia, changes in business strategy for SchlumbergerSema businesses including the expected growth of Schlumberger IT Consulting and Systems Integration Services and Network and Infrastructure Solutions in the global energy sector, continuing customer commitment to key long-term services and solutions contracts in our SchlumbergerSema businesses; a reversal of the weak IT environment and an increase in IT spending; the extent and timing of a recovery in the telecommunications industry; continued growth in the demand for smart cards and related products and in e-Government systems integration efforts in Western Europe; the impact of SARS; Schlumberger ability to meet its identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures, the adoption and effect of new accounting standards, potential contributions to pension plans and other factors detailed in our first quarter 2003 earnings release, this Form 10-Q, our most recent Form 10-K and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

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

*	Mark of Schlumberger

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

a)	The Annual General Meeting of Stockholders of the Registrant (“the Meeting”) was held on April 11, 2003.

b)	At the Meeting, the number of Directors was fixed at 10 and the following-named 10 individuals were elected to comprise the entire Board of Directors of the Registrant, each to hold office until the next Annual General Meeting of Stockholders and until a director’s successor is elected and qualified or until a director’s death, resignation or removal. All of the nominees, except Tony Isaac, were directors who were previously elected by the stockholders.

John Deutch

Jamie S. Gorelick

Andrew Gould

Tony Isaac

Adrian Lajous

André Lévy-Lang

Didier Primat

Nicolas Seydoux

Linda Gillespie Stuntz

Sven Ullring

c)	The Meeting also voted (i) to adopt and approve the Company’s Consolidated Balance Sheet as at December 31, 2002, its Consolidated Statement of Income for the year ended December 31, 2002, and the declaration of dividends reflected in the Company’s 2002 Annual Report to Stockholders; (ii) to approve the appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the accounts of the Company for the year 2003.

The votes cast were as follows:

Directors

	For	Withheld
John Deutch	492,977,249	5,252,763
Jamie S. Gorelick	493,206,956	5,023,056
Andrew Gould	493,221,175	5,008,837
Tony Isaac	492,948,703	5,281,309
Adrian Lajous	493,186,587	5,043,425
André Lévy-Lang	493,204,981	5,025,031
Didier Primat	493,206,475	5,023,537
Nicolas Seydoux	492,973,087	5,256,925
Linda Gillespie Stuntz	493,008,036	5,221,976
Sven Ullring	493,229,359	5,000,653

Financials:

For	Against	Abstain
493,395,986	709,443	4,124,583

PricewaterhouseCoopers:

For	Against	Abstain
490,534,613	3,409,301	4,286,098

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3.1 Deed of incorporation of Schlumberger Limited as last amended on May 4, 2001, incorporated by reference to Exhibit 3 (a) to Form 10-Q for the period ended June 30, 2001.

Exhibit 3.2 Amended and Restated Bylaws of Schlumberger Limited incorporated by reference to Exhibit 3 to Form 8-K filed April 17, 2003.

Exhibit 10(a) Employment Agreement between Schlumberger Limited and Irwin Pfister, effective January 1, 2003.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report 8-K dated January 21, 2003, furnished as of January 22, 2003 to report under Item 9 a Question and Answer document on the January 21, 2003 Schlumberger Press Release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

SCHLUMBERGER LIMITED (Registrant)

Date:	May 7, 2003	By:	/s/ FRANK A. SORGIE
Frank A. Sorgie Chief Accounting Officer

CERTIFICATIONS

I, Andrew Gould, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Schlumberger Limited.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 7, 2003	/s/ ANDREW GOULD
Andrew Gould Chairman and Chief Executive Officer

I, Jean-Marc Perraud, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Schlumberger Limited.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 7, 2003	/s/ JEAN-MARC PERRAUD
Jean-Marc Perraud Executive Vice President and Chief Financial Officer