Form 10-Q
period 2003-06-30
SCHLUMBERGER LTD /NV/
filed 2003-08-05
CIK 87347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:	Commission file No.
June 30, 2003	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 EAST 53 STREET, 57th Floor
NEW YORK, NEW YORK, U.S.A.	10022

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                                NO   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒                                NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
COMMON STOCK, $0.01 PAR VALUE	582,613,992

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Periods Ended June 30,
	Second Quarter		Six Months
	2003	2002	2003	2002
REVENUE:
Operating	$3,515,653	$3,270,547	$6,801,864	$6,468,593
Interest & other income	39,088	38,176	68,746	72,013

	3,554,741	3,308,723	6,870,610	6,540,606

EXPENSES:
Cost of goods sold & services	2,772,300	2,556,526	5,381,520	5,083,804
Research & engineering	149,051	154,631	299,002	304,156
Marketing	89,929	86,177	176,685	172,767
General	168,220	158,912	331,867	315,731
Debt extinguishment costs	81,473	—	81,473	—
Interest	92,301	96,413	185,164	178,666

	3,353,274	3,052,659	6,455,711	6,055,124

Income from Continuing Operations before taxes and minority interest	201,467	256,064	414,899	485,482
Taxes on income	61,783	65,396	131,502	130,513

Income from Continuing Operations before minority interest	139,684	190,668	283,397	354,969
Minority interest	2,671	(643)	6,920	(7,137)

Income from Continuing Operations	142,355	190,025	290,317	347,832
Income (Loss) from Discontinued Operations	(30,233)	6,010	(29,033)	20,675

Net Income	$112,122	$196,035	$261,284	$368,507

Basic earnings per share:
Income from Continuing Operations	$0.24	$0.33	$0.50	$0.60
Income (Loss) from Discontinued Operations	(0.05)	0.01	(0.05)	0.04

Net Income	$0.19	$0.34	$0.45	$0.64

Diluted earnings per share:
Income from Continuing Operations	$0.24	$0.33	$0.50	$0.60
Income (Loss) from Discontinued Operations	(0.05)	0.01	(0.05)	0.04

Net Income	$0.19	$0.34	$0.45	$0.64

Average shares outstanding:
Basic	582,475	577,242	582,342	576,774
Assuming dilution	589,024	581,445	586,502	581,275

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	(Stated in thousands)

	June 30, 2003	Dec. 31, 2002
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$263,965	$168,110
Short-term Investments	2,953,887	1,567,906
Receivables less allowance for doubtful accounts (2003—$176,675; 2002—$172,871)	3,785,572	3,489,406
Inventories	893,641	1,043,057
Deferred taxes	362,594	435,887
Assets held for sale	220,000	—
Other current assets	528,684	481,074

	9,008,343	7,185,440

FIXED INCOME INVESTMENTS, HELD TO MATURITY	300,000	407,500
INVESTMENTS IN AFFILIATED COMPANIES	743,024	687,524
FIXED ASSETS	4,448,867	4,663,756
MULTICLIENT SEISMIC DATA	976,760	1,018,483
GOODWILL	4,412,867	4,229,993
INTANGIBLE ASSETS	557,851	558,664
DEFERRED TAXES	151,189	147,013
OTHER ASSETS	393,805	536,822

	$20,992,706	$19,435,195

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,492,882	$4,580,762
Estimated liability for taxes on income	645,895	625,058
Dividend payable	109,891	109,565
Long-term debt due within one year	1,732,640	452,577
Bank & short-term loans	589,304	682,956

	7,570,612	6,450,918

LONG-TERM DEBT	6,353,471	6,028,549
POSTRETIREMENT BENEFITS	580,306	544,456
OTHER LIABILITIES	240,520	251,607

	14,744,909	13,275,530

MINORITY INTEREST	547,433	553,527

STOCKHOLDERS’ EQUITY:
Common stock	2,175,866	2,170,965
Income retained for use in the business	5,603,604	5,560,712
Treasury stock at cost	(1,570,167)	(1,578,358)
Accumulated other comprehensive income	(508,939)	(547,181)

	5,700,364	5,606,138

	$20,992,706	$19,435,195

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Income from continuing operations	$290,317	$347,832
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization(1)	801,118	746,599
Gain on sale of Grant Prideco Stock	(1,320)	—
Non-cash charges	81,473	28,923
Earnings of companies carried at equity, less dividends received	(33,564)	(33,335)
Deferred taxes	24,532	20,184
Provision for losses on accounts receivable	41,749	25,142
Change in operating assets and liabilities:
(Increase) decrease in receivables	(316,302)	176,575
Decrease (increase) in inventories	52,537	(9,587)
Increase in other current assets	(59,074)	(107,478)
Decrease in accounts payable and accrued liabilities	(277,874)	(340,073)
Decrease (increase) in estimated liability for taxes on income	23,639	(94,303)
Postretirement benefits	35,850	21,434
Other—net	67,864	(108,085)

NET CASH PROVIDED BY OPERATING ACTIVITIES	730,945	673,828

Cash flows from investing activities:
Purchase of fixed assets	(454,653)	(709,591)
Multiclient seismic data capitalized	(95,190)	(180,970)
Capitalization of intangible assets	(36,088)	(115,710)
Retirement of fixed assets & other	78,165	169,937
Sale of Grant Prideco stock	105,590	—
Acquisition of Sema plc	—	(132,155)
Other business acquisition	—	(36,000)
Other acquisition related payments	—	(57,600)
Sale (purchase) of investment, net	(1,309,474)	(47,535)

NET CASH USED IN INVESTING ACTIVITIES	(1,711,650)	(1,109,624)

Cash flows from financing activities:
Dividends paid	(218,067)	(216,022)
Proceeds from employee stock purchase plan	87,238	102,269
Proceeds from exercise of stock options	13,092	46,593
Proceeds from issuance of convertible debentures (net of fees)	1,276,800	—
Proceeds from issuance of long-term debt	1,120,655	1,528,606
Payments of principal on long-term debt	(1,102,482)	(835,783)
Net decrease in short-term debt	(98,293)	(236,356)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,078,943	389,307

Discontinued operations	(3,738)	18,197

Net increase (decrease) in cash before translation	94,500	(28,292)
Translation effect on cash	1,355	3,947
Cash, beginning of period	168,110	177,704

CASH, END OF PERIOD	$263,965	$153,359

(1)	Includes multiclient seismic data costs.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						(Stated in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Compre- hensive Income (Loss)
	Issued	In Treasury
Balance, January 1, 2003	$2,170,965	$(1,578,358)	$5,560,712	$(72,989)	$(203,564)	$(270,628)	$—
Net Income			261,284				261,284
Derivatives marked to market				669			669
Sale of Grant Prideco stock				(9,871)			(9,871)
Translation adjustment						24,520	24,520
Minimum pension liability— (US/UK Plans)					35,564		35,564
Tax benefit on minimum pension liability					(12,640)		(12,640)
Dividends declared			(218,392)
Shares granted to directors	81	65
Shares sold to optionees	4,820	8,126

Balance June 30, 2003	$2,175,866	$(1,570,167)	$5,603,604	$(82,191)	$(180,640)	$(246,108)	$299,526

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2003	667,104,668	(84,931,553)	582,173,115
Shares granted to directors	—	3,500	3,500
Shares sold to optionees	—	437,377	437,377

Balance, June 30, 2003	667,104,668	(84,490,676)	582,613,992

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The December 31, 2002 balance sheet information has been derived from the audited 2002 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Discontinued Operations

On July 29, 2003, Schlumberger completed the sale of its NPTest business to a partnership led by Francisco Partners and Shah Management. The proceeds were $220 million in cash. Additionally, the partnership has a contingent obligation to make a further payment to Schlumberger upon a subsequent qualifying disposition or an initial public offering of NPTest by the partnership, under certain circumstances. The results of NPTest are reported as Discontinued Operations in the Consolidated Statement of Income and included, in the second quarter of 2003, a net loss of $12 million on the sale. The net assets sold were approximately $160 million.

In the third quarter of 2003, Schlumberger expects to close on a management buyout of its Verification Systems business. The results of Verification Systems are reported as Discontinued Operations in the Consolidated Statement of Income and included, in the second quarter of 2003, a net loss of $18 million on the sale. The net assets to be sold are approximately $14 million.

Revenue and operating income from discontinued operations were as follows:

			(Stated in thousands)
	Second Quarter		Six Months
	2003	2002	2003	2002
NPTest:
Revenue	$58,920	$63,761	$117,827	$120,955
Operating income	$1,152	$3,175	$3,791	$7,477

Verification Systems:
Revenue	$1,216	$3,665	$2,492	$5,526
Operating loss	$(1,385)	$(1,700)	$(2,824)	$(3,961)

Reed Hycalog:
Revenue	$—	$51,082	$—	$104,240
Operating income	$—	$4,535	$—	$17,159

Reclassification

Certain items from prior years have been reclassified to conform to the current year presentation.

Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share:

		(Stated in thousands except per share amounts)
	2003			2002
Second Quarter	Net Income	Average Shares Outstanding	Earnings Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
Basic	$112,122	582,475	$0.19	$196,035	577,242	$0.34
Dilutive effect of convertible debentures	—	4,055	—	—	—	—
Dilutive effect of options	—	2,494	—	—	4,203	—

Diluted	$112,122	589,024	$0.19	$196,035	581,445	$0.34

Six Months	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
Basic	$261,284	582,342	$0.45	$368,507	576,774	$0.64
Dilutive effect of convertible debentures	—	2,028	—	—	—	—
Dilutive effect of options	—	2,132	—	—	4,501	—

Diluted	$261,284	586,502	$0.45	$368,507	581,275	$0.64

Charges — Continuing Operations

Between June 12 and July 22, 2003 subsidiaries of Schlumberger launched and concluded tender offers on three outstanding European bonds; $1.3 billion of principal was repurchased for a total cost of $1.5 billion, which included the premium, and issuing and tender costs. The total charge on the tenders was $168 million, of which $81 million ($0.14 per share — diluted) was recorded in the second quarter, when the first tender closed, with the balance to be recorded in the third quarter of this year. The interest saving generated by this re-financing is estimated at $46 million per annum. The net present value of this re-financing is estimated to be approximately $60 million. The second quarter pretax charge of $81 million is classified in Debt extinguishment costs in the Consolidated Statement of Income.

The first quarter 2002 included a $29 million charge (pretax $30 million and minority interest credit of $1 million; $0.05 per share — diluted) related to the financial/economic crisis in Argentina where, in January, the government eliminated all US dollar contracts and converted US dollar-denominated accounts receivable into pesos. As a result, Schlumberger’s currency exposure increased significantly. With currency devaluation, an exchange loss (net of hedging) on net assets, primarily customer receivables, was incurred. In addition, a provision was recorded for downsizing facilities and headcount. The small SchlumbergerSema exposure in Argentina was also provided for. The pretax charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

An analysis of the fourth quarter 2002 pretax severance and facility charges as of June 30, 2003 is a follows:

	(Stated in millions)
	Severance		Facilities
	Amount	People	Amount
Charges	$94.5	3,492	$42.8
Paid in December 2002	32.9	1,643	6.6

Balance December 31, 2002	61.6	1,849	36.2
Paid in six months 2003	36.3	1,002	15.0

Balance June 30, 2003	$25.3	847	$21.2

The remaining severance costs are expected to be paid before September 30, 2003.

Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on June 30, 2003 was $626 million and on December 31, 2002 was $592 million. Equity in income of investments carried under the equity method (second quarter 2003 and 2002 — $18 million and six months 2003 and 2002 — $34 million) are included in Interest & other income in the Consolidated Statement of Income.

New Accounting Standards

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 was adopted by Schlumberger commencing January 1, 2003. The implementation of this standard did not have any material effect on its financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS 146 (Accounting for Costs Associated with Exit or Disposal Activities). The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaced Issue 94-3. Schlumberger adopted SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

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

In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21 (Accounting for Revenue Arrangements with Multiple Deliverables). This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation NO. 46, (Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). FIN 45 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternative, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The statement is effective July 1, 2003. Management does not believe that the adoption of this Statement will have a material effect on the financial position or the results of operations.

In May 2003, the FASB issued SFAS No. 150, (Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The Standard specifies that instruments within its scope embody obligations of the issues and therefore, the issuer must classify them as liabilities. The Standard is effective July 1, 2003. The Standard will have no material effect on Schlumberger’s financial position.

Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, and subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $190 million at June 30, 2003. Unless extended by amendment, the agreement expires in September 2003.

Financing

On June 9, 2003, Schlumberger Limited issued $850 million aggregate principal amount of 1.500% Series A Convertible Debentures due June 1, 2023 and $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. On July 2, 2003, Schlumberger Limited issued an additional $125 million aggregate principal amount of the Series A debentures.

The debentures were sold to Citigroup Global Markets Inc. and Goldman Sachs & Co. pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The debentures were resold by the initial purchasers in transactions exempt from registration under Rule 144A of the Securities Act. The aggregate offering price of the debentures was $1,425 million, the initial purchasers’ discount was $25.4 million and the net proceeds to Schlumberger Limited were $1,399.6 million.

The Series A debentures and the Series B debentures are convertible, at the holders’ option, into shares of common stock of Schlumberger Limited. Holders of the Series A debentures may convert their debentures into common stock at a conversion rate of 13.8255 shares for each $1,000 principal amount of Series A debentures (equivalent to an initial conversion price of $72.33 per share). Holders of the Series B debentures may convert their debentures into common stock at a conversion rate of 12.500 shares for each $1,000 principal amount of Series B debentures (equivalent to an initial conversion price of $80.00 per share). Each conversion rate may be adjusted for certain events, but it will not be adjusted for accrued interest.

Between June 12 and July 22, 2003, certain subsidiaries of Schlumberger launched and concluded a tender offer on three of its outstanding European bonds. The companies bought back $1.3 billion of principal of these bonds for a total cost of $1.5 billion, which includes the premium, and issuing and tender costs. The total charge on the tender was $168 million. The interest savings generated by this re-financing is estimated at $46 million per annum.

Inventory

A summary of inventory follows:

	(Stated in millions)

	June 30 2003	Dec. 31 2002
Raw Materials & Field Materials	$856	$1,010
Work in Process	100	118
Finished Goods	82	138

	1,038	1,266
Less: Reserves	144	223

	$894	$1,043

Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)

	June 30 2003	Dec. 31 2002
Property plant & equipment	$11,668	$11,602
Less: Accumulated depreciation	7,219	6,938

	$4,449	$4,664

Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

Balance at December 31, 2002	$1,018
Capitalized in year	95
Charged to cost of sales	(136)

Balance at June 30, 2003	$977

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows:

(Stated in millions)

Balance at December 31, 2002	$4,230
Impact of change in exchange rates	219
Other	(36)

Balance at June 30, 2003	$4,413

Intangible Assets

A summary of intangible assets follows:

(Stated in millions)

	June 30 2003	Dec. 31 2002
Gross book value	$997	$953
Less: Accumulated amortization	439	394

	$558	$559

The amortization charged to income for the second quarter and six months 2003 was $26 million and $52, respectively.

Intangible assets principally comprise patents, software, technology and other. At June 30, 2003, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	(Stated in millions)

	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$547	$213	5 – 10 years
Technology	212	58	5 – 10 years
Patents	157	130	5 – 10 years
Other	81	38	1 – 15 years

	$997	$439

The weighted average amortization period for all intangible assets is approximately 7 years.

Stock Compensation Plans

As of June 30, 2003, Schlumberger had two types of stock-based compensation plans. Schlumberger applies APB Opinion 25 and related Interpretations in accounting for its plans. For all periods presented, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)

	Second Quarter		Six Months
	2003	2002	2003	2002
Net income
As reported	$112	$196	$261	$369
Proforma	$83	$158	$195	$302
Basic earnings per share
As reported	$0.19	$0.34	$0.45	$0.64
Proforma	$0.14	$0.27	$0.33	$0.52
Diluted earnings per share
As reported	$0.19	$0.34	$0.45	$0.64
Proforma	$0.14	$0.27	$0.33	$0.52

Schlumberger will record stock options expense in the Consolidated Statement of Income beginning in the second half of 2003, on a prospective basis for grants after January 1, 2003 (SFAS 123 and SFAS 148). The effect on 2003 net income and earnings per share will be immaterial.

Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	(Stated in millions)

	Second Quarter		Six Months
	2003	2002	2003	2002
United States	$24	$53	$84	$118
Outside United States	177	203	331	367

Pretax income	$201	$256	$415	$485

Schlumberger has net deferred tax assets of $514 million on June 30, 2003 including a partial valuation allowance of $224 million relating to a certain European net operating loss, and $583 million on December 31, 2002. Significant components of net deferred tax assets at June 30, 2003 included postretirement and other long-term benefits ($213 million), current employee benefits ($187 million), fixed assets, inventory and other ($72 million) and net operating losses ($266 million less a partial valuation allowance of $224 million). At December 31, 2002, net deferred tax assets included postretirement and other long-term benefits ($200 million), current employee benefits ($225 million), fixed assets, inventory and other ($123 million) and net operating losses ($182 million less a partial valuation allowance of $147 million).

The components of consolidated income tax expense from continuing operations were as follows:

	(Stated in millions)

	Second Quarter		Six Months
	2003	2002	2003	2002
Current:
United States—Federal	$(14)	$12	$48	$74
United States—State	—	2	7	7
Outside United States	57	60	105	76

	$43	$74	$160	$157

Deferred:
United States—Federal	$21	$(12)	$(19)	$(51)
United States—State	2	1	(3)	(3)
Outside United States	(63)	2	(83)	28
Valuation allowance	59	—	77	—

	$19	$(9)	$(28)	$(26)

Consolidated taxes on income	$62	$65	$132	$131

Schlumberger reported charges in continuing operations in 2003 and 2002. These are more fully described in the note Charges — Continuing Operations. A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate is:

	Second Quarter		Six Months
	2003	2002	2003	2002
US federal statutory rate	35%	35%	35%	35%
US state income taxes	1%	1%	1%	1%
Non US income taxed at different rates	(34)%	(11)%	(23)%	(11)%
Valuation allowance (net of charges)	15%	— %	12%	— %
Charges	14%	— %	7%	2%

Effective income tax rate	31%	25%	32%	27%

Schlumberger’s effective tax rate excluding charges in the second quarter of 2003 was 22% (2002 : 25%) and for the six months 2003 was 27% (2002 : 25%).

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

Segment Information

Schlumberger operates four reportable business segments: Oilfield Services, WesternGeco, SchlumbergerSema and Other.

Prior periods have been restated so as to be comparable with our current reporting structure.

	(Stated in millions)
	SECOND QUARTER 2003					SECOND QUARTER 2002
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$638	$57	$—	$35	$92	$559	$47	$—	$29	$76
Latin America	349	46	—	13	59	310	30	—	7	37
Europe/CIS/ W. Africa	615	95	—	19	114	587	88	—	23	111
Middle East & Asia	509	119	—	15	134	486	104	—	15	119
Elims/Other	16	(19)	—	2	(17)	18	(1)	—	5	4

	2,127	298	—	84	382	1,960	268	—	79	347

WesternGeco	306	(6)	(3)	(7)	(16)	360	2	1	15	18

SchlumbergerSema
North & South America	132	2	—	2	4	142	(10)	—	(4)	(14)
Europe/ M. East/Africa	658	16	—	9	25	552	24	—	9	33
Asia	51	5	—	2	7	52	3	—	—	3
Elims/Other	(1)	(9)	—	(3)	(12)	(19)	(14)	—	(4)	(18)

	840	14	—	10	24	727	3	—	1	4

Other	316	7	1	6	14	291	1	1	3	5
Elims & Other	(73)	(12)	(1)	(31)	(44)	(67)	(9)	(1)	(33)	(43)

	$3,516	$301	$(3)	$62		$3,271	$265	$1	$65

Interest Income					13					19
Interest Expense (1)					(91)					(94)
Charges					(81)					—

					$201					$256

(1)	Excludes interest expense included in the Segment results ($1 million in 2003; $2 million in 2002).

	(Stated in millions)

	SIX MONTHS 2003					SIX MONTHS 2002
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$1,234	$105	$—	$60	$165	$1,123	$101	$—	$56	$157
Latin America	638	70	—	22	92	635	61	—	15	76
Europe/CIS/W. Africa	1,203	177	—	37	214	1,142	166	—	43	209
Middle East & Asia	998	221	—	29	250	932	195	—	29	224
Elims/Other	31	(33)	—	9	(24)	31	(16)	—	4	(12)

	4,104	540	—	157	697	3,863	507	—	147	654

WesternGeco	613	(14)	(6)	4	(16)	745	23	9	33	65

SchlumbergerSema
North & South America	268	5	—	3	8	288	(22)	—	(9)	(31)
Europe/M. East/Africa	1,263	24	—	14	38	1,081	47	—	21	68
Asia	103	13	—	5	18	102	5	—	2	7
Elims/Other	(1)	(20)	—	(5)	(25)	(38)	(27)	—	(13)	(40)

	1,633	22	—	17	39	1,433	3	—	1	4

Other	597	6	1	9	16	552	(3)	1	4	2
Elims & Other	(145)	(27)	(2)	(55)	(84)	(124)	(16)	(3)	(54)	(73)

	$6,802	$527	$(7)	$132		$6,469	$514	$7	$131

Interest Income					26					37
Interest Expense (1)					(182)					(174)
Charges					(81)					(30)

					$415					$485

(1)	Excludes interest expense included in the Segment results ($3 million in 2003; $5 million in 2002).

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	(Stated in millions)
	Second Quarter			Six Months
	2003(2)	2002	% chg	2003(2)	2002(2)	% chg
Oilfield Services
Operating Revenue	$2,127	$1,960	9%	$ 4,104	$3,863	6%
Pretax Operating Income (1)	$382	$347	10%	$ 697	$654	7%

WesternGeco
Operating Revenue	$306	$360	(15)%	$ 613	$745	(18)%
Pretax Operating Income (Loss) (1)	$(16)	$18	—%	$ (16)	$65	—%

SchlumbergerSema
Operating Revenue	$840	$727	16%	$ 1,633	$1,433	14%
Pretax Operating Income (1)	$24	$4	—%	$ 39	$4	—%

Other (3)
Operating Revenue	$316	$291	8%	$ 597	$552	8%
Pretax Operating Income (1)	$14	$5	—%	$ 16	$2	—%

(1)	Pretax operating income represents income before taxes, debt extinguishment costs and minority interest, excluding interest income, interest expense and amortization of intangibles.
(2)	The second quarter of 2003 excludes $81 million of debt extinguishment costs. The first quarter of 2002 excludes an aggregate $30 million charge related to the financial/economic crisis in Argentina.
(3)	Principally comprises the Cards, Terminals and Meters North America activities.

Second Quarter 2003 Compared to Second Quarter 2002

Revenue of $3.52 billion for the second quarter of 2003 increased 7% over the same period last year. Income from continuing operations of $142 million (including a charge of $81 million related to the extinguishment of certain Euro denominated debt) decreased $48 million. Income from continuing operations for the second quarter of 2003 (including the charge of $0.14 per share) was $0.24 per share. Excluding the charge, income from continuing operations was $0.38 per share, compared to $0.33 per share last year.

The results for the second quarter of 2003 included the recognition of the deferred gain of $14 million on the sale of the PIGAP II joint venture, which was part of the August 2001 sale of the gas compression business. Additionally, the results also include a $15 million after tax charge for a patent infringement settlement related to a business unit planned for sale.

Oilfield Services revenue of $2.13 billion increased 8% versus the first quarter of 2003, and increased 9% compared to the second quarter of last year. Pretax operating income was $382 million, increases of 21% sequentially and 10% year-on-year.

WesternGeco revenue of $306 million was flat versus the first quarter of 2003, and decreased 15% compared to the second quarter of last year. Pretax operating results were a loss of $16 million compared to breakeven in the first quarter of 2003 and income of $18 million in the second quarter of last year.

SchlumbergerSema revenue of $840 million increased 6% sequentially and 16% year-on-year. Pretax operating income was $24 million, an increase of 65% sequentially and $21 million year-on-year.

Discontinued operations recorded a loss of $30 million ($0.05 per share) in the second quarter of 2003.

OILFIELD SERVICES

Second quarter 2003 operating revenue of $2.13 billion increased 8% sequentially and 9% year-on-year. In comparison, the M-I rig count decreased 2% sequentially, but increased 19% year-on-year.

Pretax operating income of $382 million rose 21% sequentially and 10% year-on-year. The combination of increased activity in all Areas and continued cost reduction efforts across the organization resulted in the strong sequential improvement in pretax operating income.

North America

Revenue of $638 million increased 7% sequentially and 14% year-on-year as the M-I rig count decreased 6% sequentially, but increased 30% year-on-year. Pretax operating income of $92 million grew 26% sequentially and 20% year-on-year.

Record low gas storage levels in the US drove significant drilling activity in the US Land GeoMarket, which recorded strong year-on-year and sequential growth, while deep water Gulf of Mexico activity remained relatively flat. An extended winter campaign resulted in higher year-on-year activity in Canada, which decreased sequentially, due to spring break-up.

PowerDrive* sales continued strong in most GeoMarkets, and field trials of the PowerDrive Xceed* fully rotational steerable system in North America indicate that it can reduce drilling time by as much as 50 percent. DeepSTIM III, a fit-for-purpose stimulation vessel equipped with the latest advanced stimulation and information technology, was launched in the Gulf of Mexico in June. Well Services introduced Viscoelastic Diverting Acid* (VDA) treatments, an advanced acidizing system for carbonate formations which provides significantly improved results over previously used diversion-based acid treatment systems.

Latin America

Revenue of $349 million was up 20% sequentially and 12% year-on-year. In contrast, the M-I rig count increased 9% sequentially and 24% year-on-year. Pretax operating income of $59 million rose 74% sequentially and 60% year-on-year.

Record growth in Mexico reflected the continuing increase in Integrated Project Management activity in the Burgos basin and Chicontepec project to meet Mexico’s heightened demand for gas energy and light oil output. Increased activity in Central America and Latin America South, and the resumption of activity focused on restoring production in Venezuela also contributed to the strong second quarter 2003 performance.

All technology segments contributed to increased revenue during the quarter, with notable success for Drilling & Measurements activity utilizing geosteering and PowerDrive systems. Horizontal wells in Brazil were drilled and logged with GeoVISION* imaging tools to provide the unique benefit of steering wells in the optimum productive reservoir layer. Real-time integration of resistivity images with PERFORM* drilling optimization transmitted via InterAct* real-time communication enabled fast, lower risk well placement in complex intervals.

Europe/CIS/West Africa

Revenue of $615 million increased 5% both sequentially and year-on-year compared with the M-I rig count (excluding Russia) which dropped 1% sequentially, and 10% year-on-year. Pretax operating income of $114 million grew 15% sequentially and 3% year-on-year.

In the North Sea, increased demand for Integrated Project Management, Well Completions & Productivity and Well Services led to strong sequential growth in the United Kingdom/Ireland GeoMarket. Additionally, Continental Europe, Western and Southern Africa posted year-over-year and sequential increases from demand, particularly in Well Services and Well Completions & Productivity. Russia grew year-on-year, however declined sequentially following strong sales of artificial lift equipment and stimulation services in the first quarter of 2003. Overall improvement in the region was partially offset by continued slow activity in Nigeria.

Well Completions & Productivity continued to demonstrate its tubing conveyed perforating (TCP) expertise by offering highly differentiated solutions, such as the OrientXact* TCP gun orientation system that North Sea clients have used to improve productivity and prevent sand production in extended-reach and horizontal wells. OrientXact*, combined with PowerJet* shaped charge technology, has become a major commercial success in the North Sea. In the UK, multiple Drilling & Measurements contracts were also awarded in the second quarter.

Middle East & Asia

Revenue of $509 million increased 4% sequentially and 5% year-on-year as the M-I rig count rose 4% sequentially and 8% year-on-year. Pretax operating income of $134 million increased 16% sequentially and 12% year-on-year. The pretax increase partially reflected a gain of $4 million related to the sale of a rig.

Almost all GeoMarkets grew year-on-year, notably the Arabia GeoMarket where drilling activity increased. This was partially offset by declines in Brunei, Malaysia, the Philippines and the Persian Gulf. Sequential growth was led by China with strong demand for Wireline and Well Services. Well Completions & Productivity displayed impressive growth, including the award of the Cuulong contract, the first completions project for Schlumberger in Vietnam.

Several technologies were successfully introduced this quarter, including the Wireline Cased Hole Formation Resistivity tool in the Egypt and India GeoMarkets. Drilling & Measurements introduced PowerDrive Xceed in the Persian Gulf GeoMarket, and Well Services introduced VDA in the Arabia and India GeoMarkets. Drilling & Measurements also introduced PowerDrive Xtra rotary steerable services into different hole sizes including 6” slim holes, while delivering real-time well placement answers using VISION* Logging-While-Drilling services in combination with INFORM (integrated forward modeling) and Petrel workflow tools.

WESTERNGECO

Revenue of $306 million was flat sequentially and decreased 15% year-on-year. Pretax operating loss of $16 million compared to break-even in the first quarter of 2003 and a profit of $18 million in the second quarter last year.

The continued rationalization of Land seismic operations in North America and lower activity in the Middle East contributed to the year-on-year revenue decline, while sequential results were impacted by increased Marine activity in Europe, Caspian and Middle East, offset by seasonal declines in multiclient sales in North and South America and West Africa, and the end of the Land acquisition winter season in Alaska. Both sequential and year-on-year pretax results were negatively impacted by lower sales of the multiclient library in North America, partially offset by the restructuring and cost-cutting initiatives that were implemented in the second quarter.

Including multiclient pre-commitments, the total backlog at June 30, 2003 stood at $291 million. The Marine seismic backlog is strong in Mexico, Asia/Pacific and Europe, with the North Sea fully booked for the 2003 season. Land backlog is still strong in the Middle East, and Data Processing remains steady.

Q technology revenue increased in the second quarter, with several new contracts underway, including a multiproject Q-Marine contract covering three ExxonMobil assets in West Africa, the Gulf of Mexico and the North Sea. WesternGeco has begun to license reservoir quality Q data – which show details invisible on conventional 3D seismic – as part of a highly focused multiclient program over some of the most prospective acreage in the Gulf of Mexico.

SCHLUMBERGERSEMA

Operating revenue of $840 million in the second quarter increased 6% sequentially and 16% year-on-year. The improvements are mainly due to the strengthening of the European currencies against the US dollar, with a positive impact of $15 million sequentially and $94 million year-on-year. Besides the currency impact, the year-on-year growth was mainly due to expanding activity in the Public Sector in the UK.

Consulting & Systems Integration revenue was 8% higher sequentially and 16% higher year-on-year, reflecting the stronger currencies in Europe. Network Information Solutions revenue improved 3% sequentially and 22% year-on-year. The year-on-year increase was mainly due to the effect of the strengthened Euro coupled with a new contract in UK for the Department of Work and Pensions.

The Energy segment revenue of $197 million grew 4% sequentially, demonstrating progress that SchlumbergerSema is making in this industry. Illustrating this breakthrough is the signature of a strategic contract with a leading electricity/utility company in France; the selection by Perenco, an independent upstream oil and gas company based in London and Paris, of the Schlumberger DeXa.Net Remote Connectivity solution to link all its offshore and land-based facilities across West Africa; and the award by Petrobras Rio of a two-year desktop support outsourcing contract. Additionally, a partnership was signed with Hewlett-Packard to jointly pursue opportunities in the Americas for Oil & Gas.

Pretax operating income of $24 million increased $10 million, or 65%, sequentially and $21 million year-on-year. The year-on-year improvement reflected significant indirect cost reduction programs carried out throughout 2002 particularly in North America and Asia, coupled with higher profitability on North American contracts.

Europe, Middle East and Africa

Revenue of $658 million increased 9% sequentially and 19% year-on-year. Both year-on-year and sequential revenue growths reflected the positive impact of the European currencies strongly appreciating against the US dollar. Additionally, the UK also contributed to the overall improvement due to new Public Sector contracts such as Department of Work and Pensions, Department of Trade and Industry, and in the Transport segment in the UK for the Government Vehicle and Operator Services Agency, and the Network Rail. Lackluster activity in France, mostly due to the decline in the French IT services industry leading to an overcapacity of consulting and systems integration specialists, coupled with a depressed market in Germany and Eastern Europe, principally in Telecom, partially offset the Area’s yearly improvement. Furthermore, due to overcapacity in the IT market, Sweden GeoMarket activity decreased significantly, mainly in Telecom and Systems Integration.

Pretax operating income of $25 million increased $12 million, or 87%, sequentially, but decreased 25% year-on-year. Despite revenue increasing over last year, pretax operating income decreased mainly in Sweden and France, suffering from lower daily fee rates on System Integration contracts and overcapacity. The sequential profitability increase was primarily due to contracts in the UK, and in Nigeria for the African Games.

North and South America

Revenue of $132 million decreased 3% sequentially and 7% year-on-year, mostly due to an overall sluggish IT services environment, as well as the deliberate exiting of certain unprofitable segments, principally in Telecom. Energy remained the main Area contributor, and there was strong growth in the Public Sector.

Pretax operating income of $4 million decreased $1 million sequentially, but increased $17 million from a loss of $14 million year-on-year. Despite revenue decreasing year-on-year, pretax operating income increased mainly due to systematic cost cutting programs carried out in North America. In addition, the Area experienced gross margins improvement year-on-year as a result of an intensified focus on profitable projects.

Asia

Revenue of $51 million decreased 3% sequentially and 2% year-on-year. The decreases are mainly due to the impact of SARS, which significantly affected the activity during the quarter with project reductions and postponements, and partially due to lower activity in Japan.

Pretax operating income of $7 million decreased $3 million sequentially, but increased $4 million year-on-year. Despite the decline in revenue year-on-year, Asia operating income increased mainly due to indirect cost savings and improved gross margins. The sequential decline is mainly due to lower activity in Japan and the exceptional release of employee-related cost accruals during the first quarter.

Telecom Products

Revenue of $17 million increased 34% sequentially, but decreased 25% year-on-year. Sequentially, the revenue increase was mainly due to higher billing systems maintenance and support contracts coupled with higher messaging contracts.

Pretax operating loss of $3 million improved by $2 million sequentially and $3 million year-on-year. Despite a lower activity level, the improvement came as a consequence of reductions in R&E centers in France and North America.

OTHER

Revenue for Cards of $162 million increased 10% sequentially and was flat year-on-year. The sequential increase was mostly due to Mobile Telecom activity in Asia, with over 28 million cards shipped during the quarter, and higher banking cards deliveries in the UK and in Belgium.

Pretax operating income for Cards was $8 million compared to $500,000 in the first quarter 2003 and $7 million last year.

INCOME STATEMENT

Interest income of $13 million decreased 33% reflecting a decrease in average return on investment from 4.6% to 2.5%. The average investment balance of $2.1 billion was up $370 million over last year primarily due to the convertible debenture offering. Gross margin of 21.1% was 0.7 percentage point below last year. As a percentage of revenue, marketing expense was flat and research and engineering expense decreased 0.5% from last year. General expense as a percentage of revenue decreased from 4.9% to 4.8%. Interest expense of $92.3 million decreased $4.1 million compared to same quarter last year while average borrowing rates were flat at 4.9%. The average debt balance decreased $155 million compared to same quarter last year. The effective tax rate for the second quarter, excluding the charge of $81 million for debt extinguishment costs, was 22% compared to 25% for the same period last year. Major causes of the decrease over last year was due to the country mix of the pretax results in WesternGeco and the valuation allowance relating to a certain European operating loss.

Six Months 2003 Compared to Six Months 2002

Revenue for the six month period ended June 30, 2003 of $6.80 billion increased 5% over the same period last year. Income from continuing operations of $290 million (includes a charge of $81 million related to the extinguishment of certain Euro denominated debt in 2003 and $29 million related to the financial/economic crisis in Argentina in 2002) decreased $58 million. Excluding charges, income from continuing operations was $0.64 per share, compared to $0.65 per share last year.

Oilfield Services revenue of $4.1 billion increased 6% versus the same period last year. Pretax operating income was $697 million, an increase of 7% year-on-year.

WesternGeco revenue of $613 million decreased 18% compared to the same period last year. Pretax operating results were a loss of $16 million compare to income of $65 million last year.

SchlumbergerSema revenue of $1.6 billion increased 14% over last year. Pretax operating income was $39 million, an increase of $36 million over last year.

Discontinued operations recorded a loss of $29 million ($0.05 per share) in 2003 and income of $21 million ($0.04 per share) in 2002.

OILFIELD SERVICES

Revenue of $4.1 billion was 6% higher versus the same period last year as the M-I rig count increased 15%. Pretax operating income of $697 million increased 7% year-on-year. Revenue growth year-on-year was reflected across all Areas notably in Mexico, Russia, India and in the Middle East. From a technology standpoint, Data & Consulting Services grew by 23% year-on-year mainly from strong activity in the Middle East, Mexico and Malaysia. Drilling & Measurements also recorded double digit increases (up 14%) reflecting continued market penetration particularly with PowerDrive technologies with all other segments higher except for Integrated Project Management and Drilling Services, which declined from divesture of rigs.

The combination of increased activity and continued cost reduction efforts across the organization resulted in improvement in pretax income.

North America

Revenue of $1.2 billion increased 10% versus the same period last year compared with M-I rig count, which increased 24%. Pretax operating income of $165 million increased 5% year-on-year. Record low gas storage levels in the US drove significant drilling activity in US Land, which recorded strong growth year-on-year. Offshore, Drilling & Measurements achieved double digit increases in Gulf of Mexico, which mainly accounted for growth in the Gulf Coast GeoMarket. An extended winter campaign and start-up of deepwater work resulted in higher year-on-year activity in Canada. By technology, all segments, with the exception of Well Completions and Productivity and Schlumberger Information Solutions, grew year-on-year.

Latin America

Revenue of $638 million was 1% higher year-over-year compared with the M-I rig count, which increased 14%. Pretax operating income of $92 million increased 22% versus the same period last year. Overall results were largely impacted by the political turmoil in Venezuela. The declines in Venezuela were mostly mitigated by record growth in Mexico from activity in the Burgos basin and Chicontepec projects to meet Mexico’s heightened demand for gas energy and light oil output. Increased activity in Latin America South also contributed to growth in the region. By technology, increased activity year-on-year was posted by Data Consulting Services, Drilling & Measurements, Well Services and Wireline, while Well Completions & Productivity was flat and remaining segments declined.

Europe/CIS/West Africa

Revenue of $1.2 billion increased 5% year-on-year compared with M-I rig count (excluding Russia) which decreased 11%. Pretax operating income of $214 million increased 2% year-on-year. Russia, Caspian, Continental Europe and West Africa GeoMarkets recorded the strongest revenue growth, with increased activity across most segments especially strong in Russia. Overall improvement in the region was partially offset from slow activity in Nigeria. By technology, all segments, with the exception of Wireline, Integrated Project Management and Drilling Services, recorded robust growth year-on-year.

Middle East & Asia

Revenue of $998 million was 7% higher year-on-year compared with M-I rig count, which also increased 7%. Pretax operating income of $250 million increased 12% versus the same period last year. Almost all GeoMarkets improved year-on-year notably the Arabia GeoMarket where drilling activity increased and in India mainly from increased demand of Wireline and Drilling Measurements technologies. This was partially offset by declines in Brunei, Malaysia and Philippines and the Persian Gulf. By technology, significant year-on-year increases were recorded by Data & Consulting Services from projects in Malaysia, Persian Gulf and Arabia GeoMarkets and by Integrated Project Management. All other segments were higher year-on-year with the exception of Drilling Services.

WESTERNGECO

Six months 2003 revenue for WesternGeco of $613 million was 18% lower compared to the same period last year. Rationalization of Land seismic operations in North America and lower Land activity in the Middle East contributed to the year-on-year revenue decline. Marine also decreased due to lower activity in South America and Asia, partially mitigated by strong growth in Mexico. Multiclient sales posted modest growth year-on-year whilst Data Processing declined.

Q-Marine customer acceptance increased significantly, with several new contracts underway, including a multiproject Q-Marine contract covering three ExxonMobil assets in West Africa, the Gulf of Mexico and the first Q-on-Q 4D survey in the North Sea.

Pre-tax loss of $16 million deteriorated by $81 million year-on-year mainly due to the impact of lower multiclient sales that were partially offset by restructuring and cost-cutting initiatives that were implemented during the first half of 2003.

SCHLUMBERGERSEMA

Six months 2003 revenue for SchlumbergerSema of $1.63 billion was 14% higher than last year. Pretax operating income of $39 million increased by $35 million year-on-year. Compared to last year, the revenue increase reflects the strengthening of the Euro, Swedish Kroner and Sterling currencies against the US dollar, with a positive impact of $160 million. The improvement in pretax operating income year-on-year reflects significant indirect cost reduction programs carried out in 2002 particularly in NSA and ASA, combined with higher profitability on NSA contracts as well as an exceptional release of employee related provisions in the first quarter.

Consulting Systems Integration was 15% higher year on year, reflecting the stronger currencies in EMEA, while Network Information Solutions increased 28% year-on-year mainly in EMEA and NSA. Energy increased 9% year on year.

Europe, Middle East and Africa

Revenue of $1.26 billion was 17% higher for the same period last year. Pretax operating income of $38 million decreased 45% year-on-year. The revenue increase reflects the positive impact of the Euro and Swedish Kroner appreciating 19% and the Sterling 10% against the US dollar. Revenue also increased in the UK due to new Public Sector contracts such as Department of Works and Pensions, Department of Trade and Industry, Consignia and Vehicle Inspectorate and in Africa due to the African Games contract won in Nigeria in the second quarter. However, there were underlying decreases in France, mainly due to the decline in the French IT market leading to lower daily fee rates, as well as Germany, Eastern Europe and Italy, mainly in the Telecom sector. Despite revenue increasing, pretax operating income decreased, mainly in Sweden and France, reflecting lower daily fee rates on System Integration projects and higher service delivery costs.

North and South America

Revenue of $268 million decreased $20 million (7%) year-on-year mostly due to a slow down in the PECO project. Pretax operating income of $8 million increased $38 million from a loss of $31 million year-on-year. Despite revenue decreasing, pretax operating income increased mainly due to extensive cost reduction programs carried out in North America and also benefited from the release of employee related cost accruals in the first quarter of 2003. In addition, NSA saw improved gross margins year-on-year.

Asia

Revenue of $103 million increased 1% year-on-year. Pretax operating income of $18 million increased $11 million year-on-year. Asia operating income increased mainly due to indirect cost savings and improved gross margins. Japan saw increased activity on systems integration projects such as Manulife and new contracts with Mass Mutual and Nissan. In addition, Asia benefited from the release of employee related cost accruals in the first quarter of 2003.

Telecom Products

Revenue of $30 million decreased 23% year-on-year. Pretax operating loss of $9 million improved by $4 million year-on-year. Pretax operating income improved despite revenue decreasing, mainly due to reductions in R&E centers in France and North America.

OTHER

Revenue for Cards of $309 million was essentially flat year-on-year while pretax operating income of $8 million compared to $7 million last year.

Revenue for Meters North America of $139 million was up 31% compared to last year while pretax operating income of $21 million compared to $12 million last year.

INCOME STATEMENT

Interest income decreased $11 million to $28 million from the same period last year. Average investment increased $244 million and the average return decreased from 4.3% to 2.7% reflecting lower reinvestment rates. Gross margin, excluding charges of $30 million in 2002, of 20.9% was 1% higher than the same period last year. As a percentage of revenue, research and engineering expense decreased from 4.7% to 4.4% and marketing expense from 2.7% to 2.6% from last year. General expense as a percentage of revenue was flat over the same period last year. Interest expense of $185 million increased $6.5 million compared to same period last year with an increase in average borrowing rates from 4.7% to 5.1%. The average debt balance decreased $78 million compared to same period last year. The effective tax rate for the first six months was 27% compared to 25% (excluding the debt extinguishment costs in 2003 and the Argentina provision in 2002).

CASH FLOW

During the first six months, cash provided by operations was $731 million as net income plus depreciation/amortization and non-cash charges related to the extinguishment of certain Euro denominated debt were only partially offset by increases in customer receivables and decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to the first quarter traditional, normal funding of employee benefits. Cash used in investing activities was $1.71 billion and included investments in fixed assets ($455 million) and multiclient seismic data ($95 million), a $1.3 billion increase in investments reflecting the proceeds of the convertible debentures issued in June and the net proceeds ($106 million) from the sale of Schlumberger’s investment of 9.7 million shares in Grant Prideco Inc. Cash provided by financing activities was $1.08 billion and included the convertible debentures issued in June ($1.28 billion, net of fees) and proceeds from employee stock plans ($100 million) which were slightly offset by the payment of dividends to shareholders ($218 million) and increases in short-term borrowings to finance working capital and other requirements.

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

(Stated in millions)
Six Months	2003
Net Debt, beginning of period	$(5,021)
Income from continuing operations	290
Debt extinguishment costs	81
Depreciation and amortization	801
Change in working capital	(485)
Capital expenditures	(550)
Dividends paid	(218)
Employee stock plans	100
Sale of Grant Prideco stock	106
Other	58
Translation effect on net debt	(320)

Net Debt, end of period	$(5,158)

	(Stated in millions)
Components of Net Debt	June 30 2003	Dec. 31 2002
Cash and short-term investments	$3,218	$1,736
Fixed income investments, held to maturity	300	408
Bank loans and current portion of long-term debt	(2,322)	(1,136)
Long-term debt	(6,354)	(6,029)

	$(5,158)	$(5,021)

At June 30, 2003, both short-term investments and the current portion of long-term debt increased by approximately $1.3 billion compared to the prior quarter reflecting the proceeds and the issuance of the convertible debentures. In July, these proceeds were used to repurchase certain European bonds.

NEW ACCOUNTING STANDARDS

In June 2001, SFAS 143 (Accounting for Asset Retirement Obligations) was issued. SFAS 143 was adopted by Schlumberger commencing January 1, 2003. The implementation of this standard did not have any material effect on its financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS 146 (Accounting for Costs Associated with Exit or Disposal Activities). The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [including Certain Costs Incurred in a Restructuring]). SFAS 146 replaced Issue 94-3. Schlumberger adopted SFAS 146 prospectively to exit or disposal activities initiated after December 31, 2002.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation NO. 46, (Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). FIN 45 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternative, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The statement is effective July 1, 2003. Management does not believe that the adoption of this Statement will have a material effect on the financial position or the results of operations.

In May 2003, the FASB issued SFAS No. 150, (Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The Standard specifies that instruments within its scope embody obligations of the issues and therefore, the issuer must classify them as liabilities. The Standard is effective July 1, 2003. The Standard will have no material effect on Schlumberger’s financial position.

REGULATION G INFORMATION

In addition to financial results determined in accordance with generally accepted accounting principles (GAAP) this document also includes the following non-GAAP financial measures (as defined under the SEC’s Regulation G):

•	Net debt: Net debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that “net debt” provides useful information regarding the level of the Company’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of the Company’s deleveraging efforts.

•	Income from continuing operations excluding the charge related to the extinguishment of certain Euro denominated debt and effective tax rate excluding debt extinguishment costs: The second quarter of 2003 includes an $81 million charge related to the extinguishment of certain Euro denominated debt ($0.14 per share). Management believes that the exclusion of this charge enables it to evaluate more effectively the Company’s operations period over period and to identify operating trends that could otherwise be masked by the excluded item. The effective tax rate for the second quarter of 2003, including debt extinguishment costs, was 31%.

The foregoing non-GAAP financial measures should be considered in addition to, not as a substitute for, or superior to, total debt, net income, cash flows or other measures of financial performance prepared in accordance with GAAP as more fully discussed in the Company’s financial statements and filings with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the second quarter 2003 earnings release and associated web-based publications and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, expected capex, multiclient and depreciation and amortization expenditures, the funding of pension plans and related pension expense, the likelihood of and benefits to be derived from divestitures, the closing of the management buyout of the Verification Systems business, conditions in the oilfield service business, including activity levels during 2003, production increases in non-OPEC areas, issues affecting the seismic industry, including sales pertaining to Q technology, continued deepwater drilling activity, benefits from contract awards, future results of operations, pricing, future effective tax rates, the realization of cost reduction and savings in SchlumbergerSema and expectations regarding the future business and performance of SchlumbergerSema. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy, changes in exploration and production spending by major oil companies, including our expectations for renewed growth in gas drilling and improvement in rigless gas pressure pumping activities in NAM; recovery of activity levels, improved pricing and realization of cost reduction and cost savings targets associated with the seismic business, Q seismic technology contracts; continuing customer commitment to certain key oilfield projects, general economic and business conditions in key regions of the world, including Argentina and political and economic uncertainty in Venezuela, Nigeria and further socio-political unrest in the Persian Gulf and/or Asia, changes in business strategy for SchlumbergerSema businesses including the absence of expected growth of Schlumberger IT Consulting and Systems Integration Services and Network and Infrastructure Solutions in the global energy sector, continuing customer commitment to key long-term services and solutions contracts in our SchlumbergerSema businesses; a reversal of the weak IT environment and an increase in IT spending; the extent and timing of a recovery in the telecommunications industry; continued growth in the demand for smart cards and related products and in e-Government systems integration efforts in Western Europe; the impact of SARS; Schlumberger’s ability to meet its identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures, the adoption and effect of new accounting standards, potential contributions to pension plans and other factors detailed in our second quarter 2003 earnings release, this Form 10-Q, our most recent Form 10-K and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 4:    Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

*Mark of Schlumberger

PART II.    OTHER INFORMATION

Item 2:    Changes in Securities and Use of Proceeds

On June 9, 2003, Schlumberger Limited issued $850 million aggregate principal amount of 1.500% Series A Convertible Debentures due June 1, 2023 and $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. On July 2, 2003, Schlumberger Limited issued an additional $125 million aggregate principal amount of the Series A debentures.

The debentures were sold to Citigroup Global Markets Inc. and Goldman Sachs & Co. pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The debentures were resold by the initial purchasers in transactions exempt from registration under Rule 144A of the Securities Act. The aggregate offering price of the debentures was $1,425 million, the initial purchasers’ discount was $25.4 million and the net proceeds to Schlumberger Limited were $1,399.6 million.

The Series A debentures and the Series B debentures are convertible, at the holders’ option, into shares of common stock of Schlumberger Limited. Holders of the Series A debentures may convert their debentures into common stock at a conversion rate of 13.8255 shares for each $1,000 principal amount of Series A debentures (equivalent to an initial conversion price of $72.33 per share). Holders of the Series B debentures may convert their debentures into common stock at a conversion rate of 12.500 shares for each $1,000 principal amount of Series B debentures (equivalent to an initial conversion price of $80.00 per share). Each conversion rate may be adjusted for certain events, but it will not be adjusted for accrued interest.

Item 6:    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3.1 Deed of incorporation of Schlumberger Limited as last amended on May 4, 2001, incorporated by reference to Exhibit 3 (a) to Form 10-Q for the period ended June 30, 2001.

Exhibit 3.2 Amended and Restated Bylaws of Schlumberger Limited incorporated by reference to Exhibit 3 to Form 8-K filed April 17, 2003.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report 8-K dated April 17,2003, filed as of April 17,2003 to report the adoption of a new Section 2.8 of Schlumberger’s By-Laws establishing a procedure for handling shareholder’s requests that a legal claim be brought on behalf of the Company against one or more of its directors for breach of duty to the Company.

Report 8-K dated April 22, 2003 and furnished as of April 23, 2003 to report under Item 9 the First Quarter Press Release, and the Question & Answer relating to the Press Release.

Report 8-K dated April 24, 2003 and furnished as of April 24,2003 to report under Item 9 the Revenue and Income from Continuing Operations Schedule.

Report 8-K dated June 3, 2003 and filed on June 4, 2003 to report the June 3, 2003 Press Release which announced the offering of Senior Convertible Debentures.

Report 8-K dated June 4, 2003 and filed as of June 10, 2003 to report the pricing of its Series A and Series B Convertible Debentures.

Report 8-K dated June 12, 2003 and filed on June 12, 2003 to report the commencement of tender offers by Schlumberger S.A. and Schlumberger PLC to purchase their outstanding debt securities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date:	August 4, 2003	/S/ FRANK A. SORGIE

Frank A. Sorgie
Chief Accounting Officer and Duly Authorized Signatory