Form 10-Q
period 2003-09-30
SCHLUMBERGER LTD /NV/
filed 2003-11-06
CIK 87347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
COMMON STOCK, $0.01 PAR VALUE	585,444,115

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Periods Ended September 30,
	Third Quarter		Nine Months
	2003	2002	2003	2002
REVENUE:
Operating	$3,508,067	$3,388,985	$10,309,931	$9,857,578
Interest & other income	29,579	40,917	98,325	112,930

	3,537,646	3,429,902	10,408,256	9,970,508

EXPENSES:
Cost of goods sold & services	3,164,248	2,699,281	8,545,768	7,783,085
Research & engineering	156,195	154,325	455,197	458,481
Marketing	92,352	93,538	269,037	266,305
General	170,178	164,092	502,045	479,823
Debt extinguishment costs	86,328	—	167,801	—
Interest	75,926	98,238	261,090	276,904

	3,745,227	3,209,474	10,200,938	9,264,598

Income (Loss) from Continuing Operations before taxes and minority interest	(207,581)	220,428	207,318	705,910
Taxes on income	(41,378)	56,878	90,124	187,391

Income (Loss) from Continuing Operations before minority interest	(166,203)	163,550	117,194	518,519
Minority interest	110,880	4,688	117,800	(2,449)

Income (Loss) from Continuing Operations	(55,323)	168,238	234,994	516,070
Income (Loss) from Discontinued Operations	—	4,599	(29,033)	25,274

Net Income (Loss)	$(55,323)	$172,837	$205,961	$541,344

Basic earnings per share:
Income (Loss) from Continuing Operations	$(0.09)	$0.29	$0.40	$0.89
Income (Loss) from Discontinued Operations	—	0.01	(0.05)	0.05

Net Income (Loss)	$(0.09)	$0.30	$0.35	$0.94

Diluted earnings per share:
Income (Loss) from Continuing Operations	$(0.09)	$0.29	$0.41	$0.89
Income (Loss) from Discontinued Operations	—	0.01	(0.05)	0.05

Net Income (Loss)	$(0.09)	$0.30	$0.36	$0.94

Average shares outstanding:
Basic	585,179	579,632	583,288	577,727
Assuming dilution	585,179	581,856	593,420	581,468

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	(Stated in thousands)
	Sept. 30, 2003 (Unaudited)	Dec. 31, 2002
ASSETS

CURRENT ASSETS:
Cash	$140,798	$168,110
Short-term Investments	1,877,415	1,567,906
Receivables less allowance for doubtful accounts (2003 - $179,925; 2002 - $172,871)	3,759,873	3,489,406
Inventories	879,785	1,043,057
Deferred taxes	346,986	435,887
Other current assets	526,900	481,074

	7,531,757	7,185,440

FIXED INCOME INVESTMENTS, HELD TO MATURITY	250,000	407,500
INVESTMENTS IN AFFILIATED COMPANIES	758,278	687,524
FIXED ASSETS	4,316,035	4,663,756
MULTICLIENT SEISMIC DATA	539,120	1,018,483
GOODWILL	4,409,178	4,229,993
INTANGIBLE ASSETS	555,390	558,664
DEFERRED TAXES	253,967	147,013
OTHER ASSETS	403,197	536,822

	$19,016,922	$19,435,195

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,148,617	$4,580,762
Estimated liability for taxes on income	687,495	625,058
Dividend payable	110,389	109,565
Long-term debt due within one year	399,408	452,577
Bank & short-term loans	556,902	682,956

	5,902,811	6,450,918

LONG-TERM DEBT	6,178,820	6,028,549
POSTRETIREMENT BENEFITS	592,401	544,456
OTHER LIABILITIES	263,912	251,607

	12,937,944	13,275,530

MINORITY INTEREST	397,386	553,527

STOCKHOLDERS’ EQUITY:
Common stock	2,246,016	2,170,965
Income retained for use in the business	5,438,553	5,560,712
Treasury stock at cost	(1,517,583)	(1,578,358)
Accumulated other comprehensive income	(485,394)	(547,181)

	5,681,592	5,606,138

	$19,016,922	$19,435,195

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept. 30,
	2003	2002
Cash flows from operating activities:
Income from continuing operations	$234,994	$516,070
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	1,211,967	1,148,879
Gain on sale of Grant Prideco Stock	(1,320)	—
Charges	379,034	28,923
Earnings of companies carried at equity, less dividends received	(51,944)	(19,923)
Deferred taxes	2,618	8,398
Provision for losses on accounts receivable	54,497	48,000
Change in operating assets and liabilities:
(Increase) decrease in receivables	(302,148)	310,300
Decrease in inventories	65,280	9,032
Increase in other current assets	(25,548)	(89,595)
Decrease in accounts payable and accrued liabilities	(441,984)	(324,032)
Increase (decrease) in estimated liability for taxes on income	72,507	(93,413)
Postretirement benefits	47,945	18,870
Other - net	17,864	(155,862)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,263,762	1,405,647

Cash flows from investing activities:
Purchase of fixed assets	(690,728)	(1,018,714)
Multiclient seismic data capitalized	(130,682)	(270,611)
Capitalization of intangible assets	(73,449)	(119,667)
Retirement of fixed assets & other	107,941	227,111
Sale of Grant Prideco stock	105,590	—
Proceeds from sale of rigs	58,100	—
NPTest divestiture	220,000	—
Acquisition of Sema plc	—	(132,155)
Other business acquisitions	—	(36,000)
Other acquisition related payments	—	(70,340)
Sale (purchase) of investment, net	(184,679)	189,565

NET CASH USED IN INVESTING ACTIVITIES	(587,907)	(1,230,811)

Cash flows from financing activities:
Dividends paid	(327,296)	(324,264)
Proceeds from employee stock purchase plan	97,085	107,810
Proceeds from exercise of stock options	24,011	60,798
Proceeds from issuance of convertible debentures (net of fees)	1,399,612	—
Proceeds from issuance of commercial paper	1,320,195	1,263,101
Debt extinguishment costs	(167,801)	—
Payments of principal on commercial paper and long-term debt	(2,922,076)	(1,033,376)
Net decrease in short-term debt	(129,992)	(304,168)

NET CASH USED BY FINANCING ACTIVITIES	(706,262)	(230,099)

Discontinued operations	208	24,725

Net decrease in cash before translation	(30,199)	(30,538)
Translation effect on cash	2,887	6,665
Cash, beginning of period	168,110	177,704

CASH, END OF PERIOD	$140,798	$153,831

(1)	Includes multiclient seismic data costs, excluding impairment charges.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Retained Income	Accumulated Other Comprehensive Income (Loss)			Comprehensive Income (Loss)
	Issued	In Treasury		Marked to Market	Pension Liability	Translation Adjustment
Balance, January 1, 2003	$2,170,965	$(1,578,358)	$5,560,712	$(72,989)	$(203,564)	$(270,628)	$—
Net Income			205,961				205,961
Derivatives marked to market				14,551			14,551
Sale of Grant Prideco stock				(9,871)			(9,871)
Translation adjustment						19,833	19,833
Minimum pension liability - (US/UK Plans)					58,564		58,564
Tax benefit on minimum pension liability					(21,290)		(21,290)
Dividends declared			(328,120)
Employee Stock Purchase Plan (DSPP)	51,302	45,783
Shares sold to optionees	8,938	14,927
Shares granted to directors	81	65
Tax benefit on stock options	7,576
Stock based compensation cost	7,154

Balance September 30, 2003	$2,246,016	$(1,517,583)	$5,438,553	$(68,309)	$(166,290)	$(250,795)	$267,748

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2003	667,104,668	(84,931,553)	582,173,115
Shares granted to directors	—	3,500	3,500
Employee Stock Purchase Plan	—	2,464,088	2,464,088
Shares sold to optionees	—	803,412	803,412

Balance, September 30, 2003	667,104,668	(81,660,553)	585,444,115

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. The December 31, 2002 balance sheet information has been derived from the audited 2002 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Current Report on Form 8-K dated September 11, 2003.

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

On August 31, 2003, Schlumberger completed the divestiture, by a management buyout, of its Verification Systems business. The results of Verification Systems are reported as Discontinued Operations in the Consolidated Statement of Income and included, in the second quarter of 2003, a net loss of $18 million on the sale. The net assets sold were approximately $14 million.

Revenue and operating income from discontinued operations were as follows:

	Third Quarter		Nine Months
	2003	2002	2003	2002
NPTest:
Revenue	$—	$61,073	$117,827	$182,028
Operating income	$—	$1,774	$3,791	$9,251

Verification Systems:
Revenue	$—	$1,817	$2,492	$7,343
Operating loss	$—	$(2,612)	$(2,824)	$(6,573)

Reed Hycalog:
Revenue	$—	$55,173	$—	$159,413
Operating income	$—	$5,437	$—	$22,596

Reclassification

Certain items from prior years have been reclassified to conform to the current year presentation.

Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share:

	(Stated in thousands except per share amounts)
	2003			2002
Third Quarter	Net Income (Loss)	Average Shares Outstanding	Earnings Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
Basic	$(55,323)	585,179	$(0.09)	$172,837	579,632	$0.30

Dilutive effect of convertible debentures	—	—		—	—
Dilutive effect of options	—	—		—	2,224

Diluted (*)	$(55,323)	585,179	$(0.09)	$172,837	581,856	$0.30

Nine Months	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
Basic	$205,961	583,288	$0.35	$541,344	577,727	$0.94

Dilutive effect of convertible debentures	8,741	7,720		—	—
Dilutive effect of options	—	2,412		—	3,741

Diluted	$214,702	593,420	$0.36	$541,344	581,468	$0.94

(*)	There was no dilution of shares in the third quarter of 2003 due to the net loss. Assuming dilution, fully diluted shares would have been 607,255.

Charges – Continuing Operations

Debt Extinguishment Costs

Between June 12 and July 22, 2003 subsidiaries of Schlumberger launched and concluded tender offers to acquire three series of outstanding European bonds; $1.3 billion of principal was repurchased for a total cost of $1.5 billion, which included the premium, and issuing and tender costs. The total charge on the tenders was $168 million, of which $81 million ($0.14 per share – diluted) was recorded in the second quarter of 2003, when the first tender closed, with the balance of $86 million ($0.14 per share) recorded in the third quarter of 2003. The second quarter pretax charge of $81 million and the third quarter pretax charge of $86 million are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges/Credits

The third quarter of 2003 included a $205 million ($0.34 per share) multiclient library impairment charge (pretax $398 million, tax benefit $106 million and minority interest credit $88 million) in light of current and expected future conditions in the seismic sector, a $38 million ($0.06 per share) vessel impairment charge (pretax $54 million and minority interest credit $16 million) and a pretax and after-tax gain of $31 million ($0.05 per share) on the sale of a rig. The aggregate pretax charge of $421 million is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The first quarter of 2002 included a $29 million charge (pretax $30 million and minority interest credit of $1 million; $0.05 per share – diluted) related to the financial/economic crisis in Argentina where, in January, the government eliminated all US dollar contracts and converted US dollar-denominated accounts receivable into pesos. As a result, Schlumberger’s currency exposure increased significantly. With currency devaluation, an exchange loss (net of hedging) on net assets, primarily customer receivables, was incurred. In addition, a provision was recorded for downsizing facilities and headcount. The small SchlumbergerSema exposure in Argentina was also provided for. The pretax charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

An analysis of the fourth quarter 2002 pretax severance and facility charges as of September 30, 2003 is as follows:

	($ stated in millions)
	Severance		Facilities
	Amount	People	Amount
Charges	$94.5	3,492	$42.8
Paid in December 2002	32.9	1,643	6.6

Balance December 31, 2002	61.6	1,849	36.2
Paid/reversed in nine months 2003	54.2	1,482	18.0

Balance September 30, 2003	$7.4	367	$18.2

During the third quarter, Schlumberger paid $18 million in severance at SchlumbergerSema of which $1 million was part of the fourth quarter 2002 severance charges. The $17 million difference was charged to expense in the third quarter and $17 million of the fourth quarter 2002 severance reserve was reversed. Of the $87 million utilized, $70 million was part of the original December 2002 reserve.

The remaining severance costs are expected to be paid before December 31, 2003.

Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on September 30, 2003 was $642 million and on December 31, 2002 was $592 million. Equity in income of investments carried under the equity method (third quarter 2003 and 2002 - $18 million and nine months 2003 and 2002 - $52 million) are included in Interest and other income in the Consolidated Statement of Income.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS 143 (Accounting for Asset Retirement Obligations) which was adopted by Schlumberger commencing January 1, 2003. The implementation of this standard did not have any material effect on its financial position or results of operations.

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

In November 2002, FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) was issued. It requires certain accounting and disclosures of guarantees to third parties including indebtedness. The interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of this interpretation did not have a material effect on its financial position or results of operations.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No.46, (Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). FIN 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternative, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Management does not believe that the adoption of this Statement will have a material effect on the financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, (Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The Standard specifies that instruments within its scope embody obligations of the issues and therefore, the issuer must classify them as liabilities. The standard was effective July 1, 2003, and had no material effect on Schlumberger’s financial position.

Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, which was subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $209 million at September 30, 2003. Unless extended by amendment, the agreement expires in September 2004.

Financing

On June 9, 2003, Schlumberger Limited issued $850 million aggregate principal amount of 1.500% Series A Convertible Debentures due June 1, 2023 and $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. On July 2, 2003, Schlumberger Limited issued an additional $125 million aggregate principal amount of the Series A debentures pursuant to an over-allotment option.

The debentures were sold to Citigroup Global Markets Inc. and Goldman Sachs & Co. pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The debentures were resold, with registration rights, by the initial purchasers in transactions exempt from registration under Rule 144A of the Securities Act. The aggregate offering price of the debentures was $1,425 million, the initial purchasers’ discount was $25.4 million and the net proceeds to Schlumberger Limited were $1,399.6 million.

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

Between June 12 and July 22, 2003, certain subsidiaries of Schlumberger launched and concluded tender offers to acquire three series of their outstanding European bonds. The companies bought back $1.3 billion of principal of these bonds for a total cost of $1.5 billion, which includes the premium, and issuing and tender costs. The total charge on the tender was $168 million.

Sale of SchlumbergerSema to Atos Origin

On September 22, 2003, Schlumberger announced the signing of a binding agreement with Atos Origin for the sale of the majority of SchlumbergerSema businesses. Using current exchange rates and the Atos Origin stock price, the consideration for the transaction will consist of $468 million in cash and 19.3 million shares of common stock of Atos ($1.3 billion), which will represent approximately 29% of the common shares outstanding of Atos after the transaction is completed.

The transaction includes the majority of the businesses of SchlumbergerSema. However Schlumberger will retain Business Continuity operations, Infodata and Telecom Products, which are being considered as possible candidates for divestiture. Additionally, Schlumberger will retain the activity of IT Services for the Oil and Gas industry. In addition to the activities mentioned above, Schlumberger will also retain the operations that provide connectivity with the upstream oil and gas business.

Schlumberger intends to reduce its ownership of Atos to 19% through the sale of Atos stock shortly after the closing. The closing of the transaction, which is expected to occur in January 2004, is subject to Atos shareholder approval, customary regulatory approvals, the employee information and consultation process and other conditions.

The final gain or loss on the transaction is dependent upon the stock price and currency exchange rates at closing as well as other factors. Accordingly, the final gain/loss is not known at this time. The final gain or loss will be based upon (i) the value of the stock at the closing date (ii) a discount that Schlumberger believes would be necessary to sell a significant block of Atos shares shortly after closing (iii) the currency exchange rates at the closing date (iv) the assets sold and (v) the other costs related to the transaction. If the sale of stock does not occur to bring the investment down to 19%, then the investment will be accounted for under the equity method.

Inventory

A summary of inventory follows:

	(Stated in millions)
	Sept. 30 2003	Dec. 31 2002
Raw Materials & Field Materials	$832	$1,010
Work in Process	121	118
Finished Goods	71	138

	1,024	1,266
Less: Reserves	144	223

	$880	$1,043

Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Sept. 30 2003	Dec. 31 2002
Property plant & equipment	$11,583	$11,602
Less: Accumulated depreciation	7,267	6,938

	$4,316	$4,664

Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2002	$1,018
Capitalized in year	131
Charged to cost of goods sold & services	(211)
Impairment, charged to cost of goods sold & services	(399)

Balance at September 30, 2003	$539

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 is as follows:

(Stated in millions)
Balance at December 31, 2002	$4,230
Impact of change in exchange rates	213
Other	(34)

Balance at September 30, 2003	$4,409

Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)
	Sept. 30 2003	Dec. 31 2002
Gross book value	$1,024	$953
Less: Accumulated amortization	469	394

	$555	$559

The amortization charged to income for the third quarter and nine months 2003 was $39 million (2002: $26 million) and $90 million (2002: $63 million), respectively.

Intangible assets principally comprise patents, software, technology and other. At September 30, 2003, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	(Stated in millions)
	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$550	$212	5 -10 years
Technology	238	84	5 - 10 years
Patents	157	131	5 - 10 years
Other	79	42	1 - 15 years

	$1,024	$469

The weighted average amortization period for all intangible assets is approximately 8 years.

Stock Compensation Plans

As of September 30, 2003, Schlumberger had two types of stock-based compensation plans. Schlumberger recorded stock options expense in the Consolidated Statement of Income in the third quarter of 2003, on a prospective basis for grants after January 1, 2003 (SFAS 123 and SFAS 148). The effect on the third quarter 2003 net income was $7 million ($0.01 per share). Schlumberger applied APB 25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards prior to January 1, 2003, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

	(Stated in millions except per share amounts)
	Third Quarter		Nine Months
	2003	2002	2003	2002
Net income
As reported	$(55)	$173	$206	$541
Pro forma	$(69)	$122	$126	$423

Basic earnings per share
As reported	$(0.09)	$0.30	$0.35	$0.94
Pro forma	$(0.12)	$0.21	$0.22	$0.73

Diluted earnings per share
As reported	$(0.09)	$0.30	$0.36	$0.94
Pro forma	$(0.12)	$0.21	$0.23	$0.73

Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2003	2002	2003	2002
United States	$(319)	$(37)	$(235)	$81
Outside United States	111	257	442	625

Pretax income	$(208)	$220	$207	$706

Schlumberger had net deferred tax assets of $601 million on September 30, 2003 including a partial valuation allowance of $306 million relating to a certain European net operating loss, and $583 million on December 31, 2002. Significant components of net deferred tax assets at September 30, 2003 included postretirement and other long-term benefits ($224 million), current employee benefits ($169 million), fixed assets, inventory and other ($164 million) and net operating losses ($350 million less a partial valuation allowance of $306 million). At December 31, 2002, net deferred tax assets included postretirement and other long-term benefits ($200 million), current employee benefits ($225 million), fixed assets, inventory and other ($123 million) and net operating losses ($182 million less a partial valuation allowance of $147 million).

The components of consolidated income tax expense from continuing operations were as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2003	2002	2003	2002
Current:
United States - Federal	$(161)	$33	$(113)	$107
United States - State	(18)	9	(11)	16
Outside United States	44	10	149	86

	$(135)	$52	$25	$209

Deferred:
United States - Federal	$52	$(42)	$32	$(94)
United States - State	8	(2)	5	(5)
Outside United States	(48)	49	(131)	77
Valuation allowance	82	—	159	—

	$94	$5	$65	$(22)

Consolidated taxes on income	$(41)	$57	$90	$187

Schlumberger reported charges in continuing operations in 2003 and 2002. These are more fully described in the note Charges – Continuing Operations. A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate is as follows:

	Third Quarter		Nine Months
	2003	2002	2003	2002
US federal statutory rate	35%	35%	35%	35%
US state income taxes	3%	2%	(2)%	1%
Non US income taxed at different rates	21%	(11)%	(66)%	(11)%
Valuation allowance (net of charges)	(4)%	—%	28%	—%
Charges	(35)%	—%	48%	1%

Effective income tax rate	20%	26%	43%	26%

Schlumberger’s effective tax rate excluding charges in the third quarter of 2003 was 22% (2002 : 26%) and for the nine months 2003 was 25% (2002 : 26%).

Contingencies

The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, the risk of personal injury, natural resource or property damage claims and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated financial statements.

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

Segment Information

Schlumberger operates four reportable business segments: Oilfield Services, WesternGeco, SchlumbergerSema and Other.

Prior periods have been restated so as to be comparable with our current reporting structure.

	(Stated in millions)
	THIRD QUARTER 2003					THIRD QUARTER 2002
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$659	$59	$—	$33	$92	$558	$40	$—	$25	$65
Latin America	372	50	—	12	62	317	38	—	6	44
Europe/CIS/W. Africa	617	96	—	20	116	648	84	—	17	101
Middle East & Asia	517	113	—	15	128	477	102	—	12	114
Elims/Other	14	(9)	—	4	(5)	18	(5)	—	7	2

	2,179	309	—	84	393	2,018	259	—	67	326

WesternGeco	263	(17)	(7)	(12)	(36)	399	(13)	(5)	17	(1)

SchlumbergerSema
North & South America	128	3	—	2	5	132	(3)	—	1	(2)
Europe/M. East/Africa	616	12	—	9	21	580	28	—	8	36
Asia	51	6	—	4	10	53	—	—	1	1
Elims/Other	(3)	(5)	—	(4)	(9)	(19)	(31)	—	(7)	(38)

	792	16	—	11	27	746	(6)	—	3	(3)

Other	349	22	1	11	34	304	4	1	1	6
Elims & Other	(75)	(24)	(1)	(30)	(55)	(78)	4	(1)	(31)	(28)

	$3,508	$306	$(7)	$64		$3,389	$248	$(5)	$57

Interest Income					10					16
Interest Expense (1)					(74)					(96)
Charges					(507)					—

					$(208)					$220

(1)	Excludes interest expense included in the Segment results ($2 million in 2003; $2 million in 2002).

						(Stated in millions)
	NINE MONTHS 2003					NINE MONTHS 2002
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$1,893	$164	$—	$93	$257	$1,681	$141	$—	$81	$222
Latin America	1,011	120	—	34	154	952	98	—	21	119
Europe/CIS/W. Africa	1,821	273	—	57	330	1,790	250	—	60	310
Middle East & Asia	1,515	335	—	43	378	1,410	297	—	41	338
Elims/Other	42	(43)	—	14	(29)	48	(19)	—	11	(8)

	6,282	849	—	241	1,090	5,881	767	—	214	981

WesternGeco	875	(31)	(13)	(8)	(52)	1,144	10	5	50	65

SchlumbergerSema
North & South America	396	8	—	5	13	420	(25)	—	(7)	(32)
Europe/M. East/Africa	1,878	35	1	23	59	1,661	74	—	30	104
Asia	155	19	—	9	28	155	5	—	3	8
Elims/Other	(4)	(25)	—	(9)	(34)	(57)	(57)	—	(22)	(79)

	2,425	37	1	28	66	2,179	(3)	—	4	1

Other	946	29	2	20	51	856	1	1	5	7
Elims & Other	(218)	(50)	(4)	(85)	(139)	(202)	(12)	(3)	(85)	(100)

	$10,310	$834	$(14)	$196		$9,858	$763	$3	$188

Interest Income					36					53
Interest Expense (1)					(256)					(271)
Charges					(589)					(30)

					$207					$706

(1)	Excludes interest expense included in the Segment results ($5 million in 2003; $6 million in 2002).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	(Stated in millions)
	Third Quarter			Nine Months
	2003(2)	2002	% chg	2003(2)	2002(2)	% chg
Oilfield Services
Operating Revenue	$2,179	$2,018	8%	$6,282	$5,881	7%
Pretax Operating Income (1)	$393	$326	20%	$1,090	$981	11%

WesternGeco
Operating Revenue	$263	$399	34%	$875	$1,144	(23)%
Pretax Operating Income (Loss) (1)	$(36)	$(1)	—%	$(52)	$65	—%

SchlumbergerSema
Operating Revenue	$792	$746	6%	$2,425	$2,179	11%
Pretax Operating Income (Loss) (1)	$27	$(3)	—%	$66	$1	—%

Other (3)
Operating Revenue	$349	$304	15%	$946	$856	10%
Pretax Operating Income (1)	$34	$6	—%	$51	$7	—%

(1)	Pretax operating income represents income before taxes, charges and minority interest, excluding interest income, interest expense and amortization of certain intangibles.
(2)	The third quarter of 2003 excludes $86 million of debt extinguishment costs and a charge of $421 million for impairment and other charges/credits. The second quarter of 2003 excludes $81 million of debt extinguishment costs. The first quarter of 2002 excludes $30 million charge related to the financial/economic crisis in Argentina.
(3)	Principally comprises the Cards, Terminals and Meters North America activities. The 2002 periods have been related to exclude NPTest and Verification Systems as discontinued operations.

Third Quarter 2003 Compared to Third Quarter 2002

Third quarter revenue of $3.51 billion increased 3.5% over the same period last year. Net loss of $55 million was after net charges of $298 million, which included the final charge of $86 million related to the extinguishment of certain European bonds and an impairment charge of $205 million after tax and minority interest against the WesternGeco multiclient seismic library. Income from continuing operations of $242 million was 44% higher than last year before these charges and credits.

Including the net charges, loss from continuing operations was $0.09 per share compared to income of $0.29 per share last year. Income from continuing operations, excluding net charges, was $0.41 per share compared to $0.29 per share last year.

Oilfield Services revenue of $2.18 billion increased 2% compared to the second quarter of 2003, and 8% compared to the third quarter of last year. Pretax operating income of $393 million increased 3% sequentially and 20% year-on-year.

WesternGeco revenue of $263 million was 14% lower than the second quarter of 2003, and 34% lower compared to the third quarter of last year. Pretax operating loss of $36 million, which excluded the impairment charge, deteriorated $20 million sequentially and compared to break-even in the third quarter of 2002.

SchlumbergerSema revenue of $792 million was 6% lower sequentially, but was 6% higher year-on-year. Pretax operating income of $27 million increased $3 million sequentially and $30 million year-on-year.

Schlumberger Smart Cards revenue of $202 million increased 25% sequentially and 27% year-on-year. Pretax operating income of $22 million significantly increased from $8 million in the prior quarter and $7 million in the third quarter of 2002.

On September 22, 2003, Schlumberger signed a binding agreement with Atos Origin for the sale of the majority of the SchlumbergerSema businesses. The transaction, which is expected to close in January 2004, consists of €400 million in cash and a fixed number of 19.3 million of Atos Origin common shares. Schlumberger will retain a number of specific activities that include Business Continuity, Infodata and Telecom Products, which are being considered for future divestiture. Additionally, Schlumberger will retain the activity of IT Services for the oil and gas industry.

OILFIELD SERVICES

Third quarter revenue of $2.18 billion was 2% higher sequentially and increased 8% year-on-year as the M-I rig count increased 9% sequentially and 22% year-on-year. The year-on-year revenue increase was primarily due to growth in North America and Latin America, as well as strong growth in the Wireline, Drilling & Measurements and Well Services businesses.

Pretax operating income of $393 million increased 3% sequentially and 20% year-on-year. The Europe/CIS/West Africa and Latin America GeoMarkets led sequential growth, while the year-on-year increase was primarily spurred by North America land and Latin America, partially offset by lower activities in the Gulf of Mexico.

North America

Revenue of $659 million was 3% higher sequentially and 18% year-on-year as the M-I rig count increased 15% sequentially and 33% year-on-year. Pretax operating income of $92 million was flat sequentially, but increased 41% year-on-year.

Continued high gas prices coupled with incentives from the British Columbia government contributed to increased drilling activity in Canada. US Land posted strong growth both sequentially and year-on-year as strong natural gas markets fueled by low gas storage levels drove rig counts to a two-year high. In the Gulf Coast, tropical storms and unseasonably strong loop currents contributed to sequential and year-on-year declines.

Sequentially, the quarter saw a strong performance for Well Services, with increased fracturing work in the Rockies and higher overall activity in Canada. Year-on-year, Well Services, Drilling & Measurements, and Wireline all performed well. Well Services introduced VDA* Viscoelastic Diverting Acid, an advanced acidizing system for carbonate formations, into the Canadian market. Wireline formation sampling behind casing is quickly gaining momentum in the Rockies, where demand for the newly introduced CHDT* Cased Hole Dynamics Tester, part of the ABC* Analysis Behind Casing suite of services, has surged. Sensa*, part of Well Completions & Productivity, achieved a significant milestone with the installation of its two millionth foot of optical fiber in Alberta, Canada, where its distributed temperature sensor system regularly monitors downhole temperatures in excess of 520 degrees F (270 degrees C).

Latin America

Revenue of $372 million increased 7% sequentially and 17% year-on-year as the M-I rig count increased 3% sequentially and 26% year-on-year. Pretax operating income of $62 million increased 6% sequentially and 43% year-on-year.

High exploration activity in Brazil and drilling rig increases in Argentina led to strong year-on-year performance. With drilling and workover projects on the rise, Venezuela rig activity returned to last November’s pre-strike levels. Operations in Peru and Ecuador suffered from interruptions due to rig moves, while Colombia saw lower activity. In Mexico, recently awarded contracts came into full effect, with solid execution producing strong results both sequentially and year-on-year.

Year-on-year, Wireline, Drilling & Measurements, Well Completions & Productivity and Integrated Project Management all showed strong growth. The deployment of PowerDrive* Rotary Steerable Systems and the ABC suite of services has been a major breakthrough for Schlumberger operations in Venezuela. Well Services introduced LiteCRETE* low-density high strength cement slurry and CemNET* loss circulation technology into Integrated Project Management activity in the area.

Europe/CIS/West Africa

Revenue of $617 million was flat sequentially and decreased 5% year-on-year, as the M-I rig count (excluding Russia) increased 1% sequentially, but decreased 4% year-on-year. Pretax operating income of $116 million increased 1% sequentially and 15% year-on-year.

Year-on-year revenue declines were primarily impacted by production shutdowns in the Western Niger delta in Nigeria and lower North Sea activity. Year-on-year improvements were driven by Well Completions & Productivity activity in Angola and Chad, and the Galaxie stimulation vessel performing PowerSTIM*, a service which integrates Schlumberger petrophysical and reservoir expertise with completion design, execution and evaluation to deliver improved stimulation treatments. The quarter was marked by the continued positive impact of new technology on operations and pricing. This included the full range of PowerDrive sizes and the growth of significant sales of PhaseWatcher* and PhaseTester* services, which use Vx* production testing technology to measure oil, water and gas in a continuous stream without the need for separation.

Middle East & Asia

Revenue of $517 million increased 1% sequentially and 8% year-on-year, as the M-I rig count increased 1% sequentially and 7% year-on-year. Pretax operating income of $128 million decreased 4% sequentially, but increased 12% year-on-year.

Across the Area, there was high demand for several new technologies, such as Well Services’ VDA, LiteCRETE and CemNET; Wireline’s ABC; and Drilling & Measurements’ PowerDrive technologies, as well as SIS’ Petrel subsurface interpretation software. The East Africa and East Mediterranean GeoMarket recorded sequential and year-on-year revenue growth from strong demand for Wireline, Well Services and Well Completions & Productivity services. Delivery of Artificial Lift pumps resulted in sequential and year-on-year growth in the Arabian GeoMarket. Sequential growth was strong in the Malaysia/Brunei/Philippines GeoMarket with higher deepwater activity using Wireline and Well Services technologies.

WESTERNGECO

Revenue of $263 million was 14% lower sequentially and 34% lower year-on-year. A pretax operating loss of $36 million deteriorated by $20 million sequentially and $36 million year-on-year.

Both sequential and year-on-year revenue declines were primarily in multiclient due to continued weakness for licensed data in the Gulf of Mexico. Sequential revenue results also reflected decreases in Land due to the completion of seasonal work in Alaska and lighter activity in the Middle East and Africa, partially mitigated by increased Marine revenue in Europe, Mexico and the Middle East. Year-on-year revenue results were also impacted by the elimination of Land seismic operations in North America; lower Land activity in the Middle East; and lighter Marine activity in North America, Caspian and Asia, partially offset by growth in the Middle East and in Mexico. The decline in pretax profits year-on-year and sequentially was primarily due to lower multiclient sales in North America, combined with higher amortization charges.

Including multiclient pre-commitments, the backlog at the end of the third quarter reached $333 million, a 14% increase over the second quarter, with strong improvements in Middle East and Asia. Utilization of Q-Marine vessels on 3rd party contracts increased to 75% during the course of the current quarter principally due to projects in the Gulf of Mexico, North Sea and West Africa.

During the quarter, an impairment charge of $398 million pretax was taken against the multiclient library. In addition, there was a $54 million pretax charge on the Western Trident and Western Monarch vessels. Third quarter pretax results benefited from lower multiclient amortization ($15 million) following the impairment.

SCHLUMBERGERSEMA

Operating revenue of $792 million in the third quarter was 6% lower sequentially but 6% higher year-on-year. The year-on-year improvement was mainly due to the strengthening of the European currencies against the US dollar, with a positive impact of $50 million. The sequential revenue decline was principally due the seasonal effect of the higher level of vacation taken in Europe.

Pretax operating income of $27 million increased $3 million, or 11%, sequentially and $30 million year-on-year. The year-on-year improvement was mainly due to a restructuring charge of $16 million taken in the third quarter of last year and the benefit of significant indirect cost reduction programs carried throughout the year in North and South America, Asia and the UK. Sequential improvement was in the UK, Sweden, Asia and North America, mainly due to the effect of restructuring programs offset by a deterioration in France.

The activities to be transferred to Atos Origin, upon completion of the transaction announced on September 22, 2003, had revenue of $633 million and pretax operating income of $17 million in the third quarter.

Europe, Middle East and Africa

Operating revenue of $616 million decreased 6% sequentially but increased 6% year-on-year. Year-on-year increase reflected the positive impact of the Euro and Swedish Krona currencies appreciating 14% and the British Pound increasing 5% overall against the US dollar partially offset by lower Telecom activity in Italy and Germany. Excluding the positive currency impact, the sequential decrease was mainly due to the high level of vacation days, especially in France, Spain and Italy, and reduced activity with the Metropolitan Police in the UK. This decreased activity was partially offset by the delivery of the African Games contract in Nigeria.

Pretax operating income of $21 million decreased $4 million, or 15%, sequentially and decreased $15 million, or 42%, year-on-year. The year-on-year decrease was mainly due to lower utilization rates and daily fee rates in France and lower profitability in Sweden and Germany.

North and South America

Operating revenue of $128 million decreased 3% both sequentially and year-on-year. The major contributor to the decline was the continued weak IT spending environment, primarily in the telecom and utility industries, as potential customers revised their budget outlays downwards and delayed decisions on major contract awards. Mitigating this sluggish environment, the Energy segment showed positive developments with several projects being added to the pipeline in Latin America.

Pretax operating income of $5 million increased $1 million sequentially and increased $7 million from a loss of $2 million last year. Despite revenue decrease, pretax operating income increased sequentially and year-on-year due to cost reduction programs carried out in North America.

Asia

Revenue of $51 million was flat sequentially but decreased 2% year-on-year. The Energy segment pipeline is building up with projects such as helpdesk outsource services for BP in Indonesia, remote connectivity for Petronas in Malaysia for their Algeria operations and IT management system for Hindustan Petroleum Corporation in India.

Pretax operating income of $10 million increased $3 million sequentially and increased $9 million year-on-year. The increases were mainly due to indirect cost savings and improved gross margins.

OTHER

On September 22, 2003, Schlumberger Smart Cards & Terminals changed its name to Axalto to bring more visibility and reinforce the company’s image as a leading smart card player.

Cards had operating revenue of $202 million and pretax operating income of $22 million in the third quarter compared to $162 million and $8 million, respectively, in the second quarter. Mobile communication card deliveries increased significantly, with three consecutive all-time monthly volume records. The average sales price of subscriber identity module (SIM) cards increased by 14% compared with the previous quarter due to important deliveries of very high-end 64K and 128K cards, mainly in Italy, Brazil, Russia, Romania, Saudi Arabia and the Philippines. Other card activities were also significant, driven by shipments for the banking conversion to the EMV standard in the UK, strong e-purse deliveries in Malaysia, robust pay-TV shipments in the US, and high volumes of phone cards and scratch cards in China and Mexico.

Electricity Meters North America revenue of $77 million increased 30% year-on-year, while pretax operating income was $18 million compared to $5 million last year.

On October 31, 2003, Schlumberger concluded the sale of its parking equipment and solutions activities. Proceeds on the sale were $77 million.

INCOME STATEMENT

Interest income of $11 million decreased 36% compared to the same quarter last year, reflecting a decrease in average return on investment from 3.5% to 1.7%. The average investment balance of $2.6 billion was up $736 million over last year primarily due to the convertible debenture offering. Gross margin (excluding charges/credits of $507 million) of 21.8% was 1.4 percentage point above last year. As a percentage of revenue, marketing expense was flat and research and engineering expense decreased 0.1% from last year. General expense as a percentage of revenue increased from 4.8% to 4.9%. Interest expense of $75.9 million decreased $22.3 million compared to same quarter last year while average borrowing rates decreased from 4.9% to 4.0%. The average debt balance decreased $253 million compared to same quarter last year. The effective tax rate for the third quarter, excluding the charge/credits of $507 million, was 22% compared to 26% for the same period last year. The major cause of the decrease over last year was the country mix of WesternGeco’s results.

Nine Months 2003 Compared to Nine Months 2002

Revenue for the nine month period ended September 30, 2003 of $10.31 billion increased 5% over the same period last year. Income from continuing operations of $235 million (includes $168 million related to the extinguishment costs of certain European denominated debt, WesternGeco impairment costs of $243 million and the gain on the sale of Trident 18 rig of $31 million in 2003 and $29 million related to the financial/economic crisis in Argentina in 2002) decreased $281 million. Income from continuing operations was $235 million ($0.41 per share) compared to $516 million ($0.89 per share) last year. Excluding charges, income from continuing operations was $1.05 per share, compared to $0.94 per share last year.

Oilfield Services revenue of $6.3 billion increased 7% versus the same period last year. Pretax operating income was $1.1 billion, an increase of 11% year-on-year.

WesternGeco revenue of $875 million decreased 23% compared to the same period last year. Pretax operating results were a loss of $52 million compare to income of $65 million last year.

SchlumbergerSema revenue of $2.4 billion increased 11% over last year. Pretax operating income was $66 million, an increase of $65 million over last year.

Discontinued operations recorded a loss of $29 million ($0.05 per share) in 2003 and income of $25 million ($0.05 per share) in 2002.

OILFIELD SERVICES

Nine months revenue of $6.3 billion was 7% higher versus the same period last year as the M-I rig count increased 17%. Pretax operating income of $1.09 billion increased 11% year-on-year. All Areas recorded revenue increases year-on-year with growth strongest in the Mexico, Canada, Russia, Arabian and India GeoMarkets. From a technology standpoint, Data & Consulting Services increased 21% year-on-year from increased demand across all regions. Drilling & Measurements and Well Services also recorded strong growth (up 14% and 12%, respectively) mainly from higher gas drilling activity in North America and market share gains, with all other segments higher except for Integrated Project Management and Drilling Services.

North America

Revenue of $1.9 billion increased 13% versus the same period last year compared with M-I rig count, which increased 27%. Pretax operating income of $257 million increased 16% year-on-year. An extended winter campaign, high gas prices and incentives from the British Columbia government contributed to a year-on-year increase in Canada. US Land recorded robust growth as strong natural gas markets fueled by low gas storage levels drove rig count to two-year highs. Drilling & Measurements achieved double-digit increases in the Gulf of Mexico, which was largely offset by declines in Well Completions & Productivity resulting in overall modest increases in the Gulf Coast GeoMarket. By technology, all segments, with the exception of Well Completions & Productivity and Schlumberger Information Solutions, grew year-on-year.

Latin America

Revenue of $1.0 billion was 6% higher year-over-year compared with M-I rig count, which increased 18%. Pretax operating income of $154 million increased 29% versus the same period last year. Significant field development projects continued to drive record activity in Mexico. Higher exploration activity in Brazil and drilling rig increases in Argentina led to improved year-on-year performance in the Latin America South GeoMarket. Declines in Venezuela due to political instability and oil worker strikes earlier this year impacted overall results in the region. By technology, Drilling & Measurements, Data Consulting Services, Well Services and Wireline increased year-on-year, while remaining segments declined.

Europe/CIS/West Africa

Revenue of $1.8 billion increased 2% year-on-year compared with M-I rig count (excluding Russia), which decreased 9%. Pretax operating income of $330 million increased 6% year-on-year. Record activity in Russia, West Africa and Continental Europe was partially offset by declines in Nigeria from socio-political unrest and production shut-downs in the Western Niger delta and United Kingdom/Ireland GeoMarket due in part to the continuing trend of oil majors divesting assets in the North Sea. By technology, all segments, with the exception Integrated Project Management and Drilling Services, recorded growth year-on-year.

Middle East & Asia

Revenue of $1.5 billion was 7% higher year-on-year compared with M-I rig count, which increased 7%. Pretax operating income of $378 million increased 12% versus the same period last year. Almost all GeoMarkets grew year-on-year led by the Arabian GeoMarket mainly from Artificial Lift sales for the Abu Safah project, India from higher offshore activity, and the East Africa and East Mediterranean GeoMarket from strong demand for Wireline, Well Services and Well Completions & Productivity technologies. By technology, robust year-on-year growth was recorded by all segments with the exception of Schlumberger Information Solutions, which was flat, and Drilling Services, which decreased following the divesture of rigs.

WESTERNGECO

Nine months revenue for WesternGeco of $875 million was 23% lower compared to the same period last year. Land revenue declined mainly on account of elimination of Land seismic operations in North America and lower Land activity in the Middle East. Marine also decreased due to lower activity in North and South America, Caspian and in Asia, partially mitigated by strong growth in Mexico and the Middle East. Multiclient sales declined mainly due to low levels of customer interest for licensed data in the Gulf of Mexico and Data Processing revenue declined mainly in North America due to lower third party processing.

Q technology revenue increased compared to the same period last year, with several new contracts including a Q-Marine 4D baseline survey in the Smoerbukk South field in the Norwegian section of the North Sea for Statoil, a Q-Marine survey for Amerada Hess, and additional multiclient licenses of Q data in the Gulf of Mexico.

Pretax loss of $52 million deteriorated by $117 million year-on-year which was mostly due to the impact of lower multiclient sales in North America combined with higher amortization charges.

SCHLUMBERGERSEMA

Nine months 2003 revenue for SchlumbergerSema of $2.43 billion was 11% higher than last year. Pretax operating income of $66 million increased by $65 million year-on-year. Compared to last year, the revenue increase reflects the general strengthening of the European currencies against the US dollar, with a positive impact of $210 million. The improvement in pretax operating income year-on-year reflects significant indirect cost reduction programs carried out in 2002 particularly in NSA and ASA, combined with higher profitability on NSA contracts.

The activities to be transferred to Atos Origin, upon completion of the transaction announced on September 22, had revenue of $1.9 billion and pretax operating income of $32 million in the first nine months of 2003.

Europe, Middle East and Africa

Revenue of $1.88 billion was 13% higher than the same period last year. Pretax operating income of $59 million decreased 43% year-on-year. The revenue increase reflects the positive impact of the Euro and Swedish Krona appreciating 17% and the Sterling 10% against the US dollar. Revenue also increased in the UK due to new Public Sector contracts and in Africa due to the African Games contract won in Nigeria in the second quarter. However, there were underlying decreases in France, mainly due to the decline in the French IT market leading to lower daily fee rates, as well as Germany, Eastern Europe and Italy, mainly in the Telecom sector. Despite revenue increasing, pretax operating income decreased, reflecting lower daily fee rates on System Integration projects and higher service delivery costs.

North and South America

Revenue of $396 million decreased $24 million (6%) year-on-year mostly due to a slow down in the PECO project. Pretax operating income of $13 million increased $45 million from a loss of $32 million year-on-year. Despite revenue decreasing, pretax operating income increased mainly due to extensive cost reduction programs carried out in North America and improved gross margins year-on-year.

Asia

Revenue of $155 million was flat year-on-year. Pretax operating income of $28 million increased $20 million year-on-year. Asia operating income increased mainly due to cost savings and improved gross margins. Japan saw increased activity on systems integration projects such as Manulife and new contracts with Mass Mutual and Nissan.

Telecom Products

Revenue of $43 million decreased 19% year-on-year. Pretax operating loss of $11 million improved by $11 million year-on-year. Pretax operating income improved despite revenue decreasing, mainly due to reductions in R&E centers in France and North America.

OTHER

Revenue for Cards of $511 million increased 10% year-on-year while pretax operating income of $31 million compared to $14 million last year. These increases reflected strong mobile communication card activity in the third quarter of 2003.

Revenue for Meters North America of $216 million was up 30% compared to last year while pretax operating income of $39 million compared to $17 million last year.

INCOME STATEMENT

Interest income decreased $17 million to $39 million from the same period last year. Average investment increased $249 million and the average return decreased from 4.1% to 2.5% reflecting lower reinvestment rates. Gross margin, excluding charges of $589 million in 2003 and $30 million in 2002, of 21.2% was 0.2% lower than the same period last year. As a percentage of revenue, research and engineering expense decreased from 4.7% to 4.4% and marketing expense from 2.7% to 2.6% from last year. General expense as a percentage of revenue was flat over the same period last year. Interest expense of $261 million decreased $15.8 million compared to same period last year with a decrease in average borrowing rates from 4.9% to 4.8%. The average debt balance decreased $238 million compared to same period last year. The effective tax rate for the first nine months was 25% compared to 26% (excluding the charges/credits costs in 2003 and 2002).

CASH FLOW

During the first nine months, cash provided by operations was $1.26 billion as net income plus depreciation/amortization and net charges including the extinguishment of European debt and multiclient and vessel impairments, were only partially offset by increases in customer receivables, due to higher revenue, and decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to the first quarter traditional, normal funding of employee benefits. Cash used in investing activities was $581 million and included investments in fixed assets ($691 million) and multiclient seismic data ($131 million), the net proceeds ($106 million) from the sale of Schlumberger’s investment of 9.7 million shares in Grant Prideco Inc. and the proceeds from the sale of NPTest ($220 million). Cash used by financing activities was $706 million with the proceeds from employee stock plans ($121 million) offset by the payment of dividends to shareholders ($327 million), the costs related to the extinguishment of certain European debt ($168 million) and an overall reduction in debt of $332 million.

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

(Stated in millions)
Nine Months	2003
Net Debt, beginning of period	$(5,021)
Net income from continuing operations	235
Charges	379
Depreciation and amortization	1,212
Change in working capital	(474)
Capital expenditures	(821)
Dividends paid	(327)
Debt extinguishment costs	(168)
Employee stock plans	121
Sale of NPTest	220
Sale of Grant Prideco stock	106
Other	(22)
Translation effect on net debt	(307)

Net Debt, end of period	$(4,867)

	(Stated in millions)
Components of Net Debt	Sept. 30 2003	Dec. 31 2002
Cash and short-term investments	$2,018	$1,736
Fixed income investments, held to maturity	250	408
Bank loans and current portion of long-term debt	(956)	(1,136)
Long-term debt	(6,179)	(6,029)

	$(4,867)	$(5,021)

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS 143 (Accounting for Asset Retirement Obligations) which was adopted by Schlumberger commencing January 1, 2003. The implementation of this standard did not have any material effect on its financial position or results of operations.

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

In November 2002, FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) was issued. It requires certain accounting and disclosures of guarantees to third parties including indebtedness. The interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of this interpretation did not have a material effect on its financial position or results of operations.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No.46, (Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). FIN 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternative, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Management does not believe that the adoption of this Statement will have a material effect on the financial position or the results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, (Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The Standard specifies that instruments within its scope embody obligations of the issues and therefore, the issuer must classify them as liabilities. The Standard was effective July 1, 2003 and had no material effect on Schlumberger’s financial position.

REGULATION G INFORMATION

In addition to financial results determined in accordance with generally accepted accounting principles (GAAP) this document also includes the following non-GAAP financial measures (as defined under the SEC’s Regulation G):

•	Net debt: Net debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that “net debt” provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger’s deleveraging efforts.

•	Income from continuing operations excluding charges, gross margin excluding charges and effective tax rate excluding charges: The third quarter of 2003 included a $205 million ($0.34 per share) multiclient library impairment charge, a $38 million ($0.06 per share) vessel impairment charge, a gain of $31 million ($0.05 per share) on the sale of a rig and an $86 million ($0.14 per share) charge related to the extinguishment of certain European denominated debt. The nine months of 2003 also included an $81 million ($0.14 per share) charge, recorded in the second quarter, related to the extinguishment of certain denominated debt. Management believes that the exclusion of these charges, enables it to evaluate more effectively Schlumberger’s operations period over period and to identify operating trends that could otherwise be masked by the excluded items. The effective tax rate for the third quarter of 2003, including the above charges, was 20% and for nine months 2003 was 44%.

The foregoing non-GAAP financial measures should be considered in addition to, not as a substitute for, or superior to, total debt, net income, cash flows or other measures of financial performance prepared in accordance with GAAP as more fully discussed in Schlumberger’s financial statements and filings with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the third quarter 2003 earnings release and associated web-based publications and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, expected capex, multiclient business and depreciation and amortization expenditures, the funding of pension plans and related pension expense, the likelihood of and benefits to be derived from divestitures, conditions in the oilfield service business, including activity levels during 2003 and beyond, production increases in non-OPEC areas, issues affecting the seismic industry, including sales pertaining to Q technology, continued deepwater drilling activity, benefits from contract awards, future results of operations, pricing, future effective tax rates, general outlook in IT solutions and expectations regarding the sale of SchlumbergerSema. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy, changes in exploration and production spending by major oil companies, including our expectations for gas drilling activities in NAM; recovery of activity levels, improved pricing and realization of cost reduction and cost savings targets associated with the seismic business, Q seismic technology contracts; general economic and business conditions in key regions of the world, including Argentina and political and economic uncertainty in Venezuela, Nigeria and further socio-political unrest in the Persian Gulf and/or Asia; the completion of the sale of the majority of the SchlumbergerSema businesses, and our ability to complete and benefits to be derived from other announced divestitures; our ability to achieve growth objectives in IT solutions to upstream E & P business; a rebound in the IT environment and an increase in IT spending; the extent and timing of a recovery in the telecommunications industry; continued growth in the demand for smart cards and related products; Schlumberger’s ability to meet its identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures, potential contributions to pension plans and other factors detailed in our third quarter 2003 earnings release, this Form 10-Q, our most recent Forms 10-K and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 4: Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the nine months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(b)	Reports on Form 8-K:

Report 8-K dated July 22, 2003 and furnished as of July 23, 2003 to report under Item 9 the Second Quarter Press Release and the Question & Answer relating to the Press Release.

Report 8-K dated September 11, 2003 and filed as of September 12, 2003 to reclassify certain information of the NPTest and Verification Systems businesses pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144.

Report 8-K dated September 22, 2003 and filed as of September 22, 2003 to announce the signing of a binding agreement with Atos Origin for a sale of the majority of SchlumbergerSema businesses.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: November 6, 2003	/s/ Frank A. Sorgie
Frank A. Sorgie
Chief Accounting Officer and Duly Authorized signatory