Form 10-K
period 2003-12-31
SCHLUMBERGER LTD /NV/
filed 2004-03-03
CIK 87347

As filed with the Securities and Exchange Commission on March 3, 2004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 1-4601

Schlumberger N.V. (Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Netherlands Antilles	52-0684746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

153 East 53 Street, 57th Floor New York, New York, U.S.A.	10022-4624

42, rue Saint-Dominique Paris, France	75007

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:

(212) 350-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris Euronext Amsterdam The London Stock Exchange SWX Swiss Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒  NO ☐

As of June 30, 2003, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $26.8 billion.

As of February 25, 2004, Number of Shares of Common Stock Outstanding: 588,663,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated herein by reference into the Parts indicated: Definitive Proxy Statement for the Annual General Meeting of Stockholders to be held April 14, 2004 (“Proxy Statement”), Part III.

SCHLUMBERGER LIMITED

Form 10-K

Part 1, Item 1

PART I

Item 1    Business

All references herein to “Registrant”, “Company” and “Schlumberger” refer to Schlumberger Limited and its consolidated subsidiaries. The following discussion of results should be read in conjunction with the Consolidated Financial Statements.

Founded in 1927, Schlumberger is a global oilfield and information services company with major activity in the energy industry. As of December 31, 2003, the company employed 77,000 people, which included 25,000 employees of SchlumbergerSema, of more than 140 nationalities working in 100 countries, and has principal executive offices in New York, Paris and The Hague. During 2003, Schlumberger comprised three primary business segments: Schlumberger Oilfield Services is the world’s premier oilfield services company supplying a wide range of technology services and solutions to the international oil and gas industry. WesternGeco, jointly owned with Baker Hughes, is one of the world’s largest and most advanced surface seismic company. SchlumbergerSema is a leading supplier of IT consulting, systems integration, and network and infrastructure services to the energy industry, as well as to the public sector, telecommunications and finance markets.

On September 22, 2003, Schlumberger announced its intention to sell the SchlumbergerSema business to Atos Origin. The sale closed on January 29, 2004. Today, Schlumberger comprises two primary business segments – Oilfield Services and WesternGeco.

Active divestiture negotiations are currently ongoing for each of the remaining businesses, which are included in Other activities described below.

Schlumberger Oilfield Services is the world’s leading provider of technology, project management and information solutions to the international petroleum industry. With 48,000 employees, Schlumberger Oilfield Services manages its business through 27 Oilfield Services GeoMarket* regions, which are grouped into four geographic areas: North America; Latin America; Europe/CIS/W. Africa; Middle East & Asia. The GeoMarket regions offer customers a single point of contact at the local level for field operations and bring together geographically focused teams to meet local needs and deliver customized solutions.

Schlumberger invented wireline logging in 1927 as a technique for obtaining downhole data in oil and gas wells. Today, Schlumberger Oilfield Services operates in each of the major oilfield service markets covering the entire life cycle of the reservoir. These services are organized into seven technology product lines, in which Schlumberger holds a number of market leading positions, to capitalize on technical synergies and introduce innovative solutions within the GeoMarket regions.

•	Wireline – services that provide the information necessary to evaluate the formation, plan and monitor well construction, and monitor and evaluate production, divided into open-hole and cased-hole wireline logging.

•	Drilling & Measurements – directional drilling, measurements-while-drilling and logging-while-drilling services.

•	Well Services – services to construct oil and gas wells, as well as maintain optimal production through the life of an oil and gas field. These include pressure pumping, well stimulation services, coiled tubing, cementing and engineering services.

•	Well Completions & Productivity – services for testing and completing wells and producing oil and gas, ranging from well testing and perforating services, completions systems, intelligent completions to a full spectrum of artificial lift services.

•	Integrated Project Management – consulting, project management and engineering services leveraging the expertise from the other technology segments for the E&P industry.

3 / SLB	2003 FORM 10-K

Part 1, Item 1

•	Data & Consulting Services – measurements, interpretation and integration of all exploration and production data types, and expert consulting services for reservoir characterization, production enhancement, multi-disciplinary reservoir and production solutions, and field development planning.

•	Schlumberger Information Solutions – consulting, software, information management and IT infrastructure services that support oil and gas industry core operational processes.

The technology product lines are also responsible for overseeing operational processes, resource allocation, personnel and quality, health, safety and environmental matters in the GeoMarket.

Supporting the service technology product lines are 19 research and development (R&D) centers. Through its R&D, Schlumberger is committed to advanced technology programs that will enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery, increase asset value and accomplish all of these goals in a safe, environmentally sound manner.

Schlumberger Oilfield Services uses its own personnel to market its products and services. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers; labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing measurements-while-drilling and logging-while-drilling services, and fully computerized logging and geoscience software and computing services. A large proportion of the company’s offering is non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

In December 2003, Schlumberger announced a phased agreement to acquire PetroAlliance, Russia’s largest independent oilfield services company, beginning with a minority share in 2004. PetroAlliance provides a broad range of exploration and development services, to international standards, throughout Russia and the Caspian.

Schlumberger is a minority owner in M-I Drilling Fluids, a joint venture with Smith International that offers drilling and completion fluids utilized to stabilize rock strata during the drilling process and minimize formation damage during completion and workover operations.

WesternGeco, which is 70% owned by Schlumberger, provides comprehensive worldwide reservoir imaging, monitoring, and development seismic services, with the most extensive seismic crews and data processing centers in the industry, as well as the world’s largest multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. Seismic solutions include proprietary Q* technology for enhanced reservoir description, characterization, and monitoring throughout the life of the field – from exploration through enhanced recovery.

Positioned for meeting a full range of customer needs in land, marine and shallow-water transition-zone services, WesternGeco offers a wide range of technologies and services:

•	Land Seismic – comprehensive resources for seismic data acquisition on land and across shallow-water transition zones.

•	Marine Seismic – fully calibrated single-sensor marine seismic acquisition and processing system, delivering the seismic technology breakthrough needed for new-generation reservoir management.

•	Multiclient Services – high-quality seismic data from the most prospective hydrocarbon basins with the leading multiclient data library.

•	Reservoir Services – people, tools, and technology to help customers capture the benefits of a completely integrated approach to locating, defining, and monitoring the reservoir.

•	Seismic Data Processing – extensive seismic data processing centers for complex processing projects.

4 / SLB	2003 FORM 10-K

Part 1, Item 1

SchlumbergerSema provided during 2003 IT consulting, systems integration, managed services together with network and infrastructure solutions to the global energy industry, as well as in specific regional markets spanning the telecommunications, finance, transport and public sectors.

Prior to its sale, SchlumbergerSema was organized as follows:

•	Network & Infrastructure Solutions that combines specialized technologies, domain experience and global infrastructure to enable the digital enterprise through their DeXa Suite of Services and provides secure global IP infrastructure, integrated information security solutions, wireless and remote network connectivity and complete network managed services.

•	Consulting & Systems Integration which offers consulting services, business systems and large-scale technical systems designed to operate to the highest levels of reliability in demanding conditions. The knowledge, skills and methods used by Schlumberger consultants around the world, combined with technical, systems integration and outsourced managed services capability within SchlumbergerSema, enable the development, implementation and management of major business and IT programs that are core to the strategic goals and long-term success of all businesses.

Other comprises of businesses which are in active divestiture negotiations. The activities included in this segment are:

•	Axalto (Smart Cards and Point-of-Sale Terminals) – On September 22, 2003, Schlumberger Smart Cards & Terminals (SC&T) changed its name to Axalto to bring more visibility and reinforce its image as a leading smart card player. The SC&T e-City parking meters business was subsequently sold to Apax in the fourth quarter of 2003.

•	Business Continuity (disaster recovery services and support to ensure continuation of customers’ business-critical operations).

•	Essentis (software platform for payment card issuing and merchant acquiring operations).

•	Telecom Software Products (software solutions for wireless messaging applications).

•	Water Services (water resource management services).

•	Infodata offers a broad range of on-line database services and direct marketing services in Sweden.

•	Payphones provides payphones terminals and related communication solutions.

•	Electricity Meters (automated meters and meter reading technology for the North American electricity industry). In July 2003, Schlumberger entered into an agreement to sell the Electricity Meters activity to Itron Inc.; the sale is expected to be completed in the first half of 2004 pending the successful completion of the Hart-Scott-Rodino review process and other conditions.

Acquisitions

Information on acquisitions made by Schlumberger or its subsidiaries appears under the heading “Acquisitions” on page 49 of this Report within the Notes to Consolidated Financial Statements.

GENERAL

Research & Development

Research to support the engineering and development efforts of Schlumberger’s activities is conducted at Schlumberger Doll Research, Ridgefield, Connecticut, USA; Schlumberger Cambridge Research, Cambridge, England, and at Stavanger, Norway; Moscow, Russia and Dhahran, Saudi Arabia.

5 / SLB	2003 FORM 10-K

Part 1, Item 1

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

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog since it is primarily service rather than product related. SchlumbergerSema backlog at December 31, 2003 was $5.2 billion of which $1.9 billion is the subsequent twelve month backlog. At December 31, 2002, the SchlumbergerSema backlog was $4.7 billion of which $1.5 billion was the subsequent twelve month backlog. The orders are believed to be firm but there is no assurance that any of the current backlog will actually result in sales.

Government Contracts

No material portion of Schlumberger’s business is subject to renegotiation of profits or termination of contracts by the US or other governments.

Employees

As of December 31, 2003, Schlumberger had approximately 77,000 employees which included 25,000 SchlumbergerSema employees.

Non-US Operations

Schlumberger’s non-US operations are subject to the usual risks which may affect such operations. Such risks include unsettled political conditions in certain areas, exposure to possible expropriation or other governmental actions, exchange controls, and currency fluctuations. Although it is impossible to predict such occurrences or their effect on Schlumberger, management believes these risks are acceptable.

Environmental Protection

Compliance with governmental provisions relating to the protection of the environment does not materially affect Schlumberger’s capital expenditures, earnings or competitive position. Management believes that Schlumberger is currently in substantial compliance with applicable environmental laws and regulations. For more information, see Environmental Matters on page 32 of this Report.

Financial Information

Financial information by business segment for the years ended December 31, 2003, 2002 and 2001 is given on pages 60 to 63 of this Report, within the Notes to Consolidated Financial Statements.

Internet Website

Schlumberger’s Internet website can be found at www.slb.com. Schlumberger makes available free of charge, or through our internet website at investorcenter.slb.com, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and Forms 3, 4 and 5 filed on behalf of

6 / SLB	2003 FORM 10-K

Part 1, Item 1, 2, 3, 4

directors and executive officers and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished to the Securities and Exchange Commission (“SEC”). Additionally, Schlumberger’s corporate governance materials, including Board Committee Charters, Corporate Governance Guidelines, and Code of Ethics may also be found on investorcenter.slb.com. From time to time to time corporate governance materials on our website may be updated to comply with rules issued by the SEC and the New York Stock Exchange (“NYSE”) or as desirable to promote the effective governance of Schlumberger. Any stockholder wishing to receive, without charge, a copy of any of the SEC filings or corporate governance materials should write the Secretary, Schlumberger Limited, 153 East 53rd Street, 57th Floor, New York, New York, 10022.

The reference to this website address does not constitute incorporation by reference of the information contained on the website and should not be construed as part of this report.

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

Outside the United States the principal owned or leased facilities of Oilfield Services are located in Hassi Massoud, Algeria; Luanda, Angola; Perth, Australia; Baku, Azerbaijhan; Rio de Janeiro, Brazil; Calgary and Edmonton, Canada; Beijing, China; Bogota, Colombia; Cairo, Egypt; Clamart and Paris, France; Bombay, India; Balikpapan and Jakarta, Indonesia; Milan, Italy; Fuchinobe, Japan; Atyrau, Kazakhstan; Kuwait City, Kuwait; Kuala Lumpur, Malaysia; Mexico City and Reynosa, Mexico; Port Harcourt, Nigeria; Belfast, Northern Ireland; Stavanger, Norway; Doha, Qatar; Moscow, Russia; Al-Khobar, Saudi Arabia; Singapore; Bangkok, Thailand; Abu Dhabi and Dubai, United Arab Emirates; Aberdeen and Stonehouse, United Kingdom; and Caracas, Venezuela.

Within the United States, the principal owned or leased facilities of Oilfield Services are located in Anchorage, Alaska; Lawrence, Kansas; New Orleans, Louisiana; Bartlesville, Oklahoma; and Houston, Rosharon and Sugar Land, Texas.

Within the United States, the principal owned or leased facilities of WesternGeco are located in Denver, Colorado; Dead Horse, Alaska, and Houston, Texas.

Outside the United States, the principal owned or leased facilities of WesternGeco are located in Hassi Mesaoud, Algeria; Luanda, Angola; Perth, Australia; Baku, Azerbaijan; Rio de Janeiro, Brazil; Calgary, Canada; Cairo, Egypt; Jakarta, Indonesia; Atyrau, Kazakhstan; Kuwait City, Kuwait; Kuala Lumpur, Malaysia; Mexico City and Poza Rica, Mexico; Lagos, Nigeria; Bergen, Oslo and Stavanger, Norway; Moscow, Russia; Al-Khobar, Saudi Arabia; Singapore; Abu Dhabi, Dubai and Jebel Ali, United Arab Emirates; Gatwick and London, United Kingdom; and Caracas, Venezuela.

Other principal owned facilities were in Montrouge, France and Oconee, South Carolina.

Item 3    Legal Proceedings

The information with respect to Item 3 is set forth under the heading Contingencies page 60 of this Report, within the Notes to Consolidated Financial Statements.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Schlumberger’s security holders during the fourth quarter of the fiscal year covered by this report.

7 / SLB	2003 FORM 10-K

Part 1, Item 4

Executive Officers of Schlumberger

Information with respect to the executive officers of Schlumberger and their ages as of February 28, 2004 is set forth below. The positions have been held for at least five years, except where stated.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	57	Chairman and Chief Executive Officer, since February 2003; President and Chief Operating Officer, March 2002 to February 2003; Executive Vice President – Oilfield Services, January 1999 to March 2002; and Executive Vice President – OFS Products, February 1998 to January 1999.

Jean-Marc Perraud	56	Executive Vice President and Chief Financial Officer, since March 2002; Controller and Chief Accounting Officer, April 2001 to March 2002; Treasurer, January 1999 to May 2001; and Vice President – Director of Taxes, May 1993 to January 1999.

Chakib Sbiti	49	Executive Vice President, since February 2003; President Oilfield Services Middle East & Asia, July 2001 to February 2003; President Oilfield Services Asia, August 2000 to July 2001; and Oilfield Services Director of Personnel, January 1998 to August 2000.

Dalton Boutte	49	Executive Vice President, since February 2004 and President WesternGeco, since January 2003; Vice President OFS Operations, May 2001 to January 2003; President OFS Europe/C.I.S./Africa. March 2000 to May 2001; and Gulf Coast GeoMarket Manager, February 1998 to March 2000.

Ellen Summer	57	Secretary and General Counsel, since March 2002; Director of Legal Services, April 2001 to March 2002; and Deputy General Counsel, March 2001 and prior.

Simon Ayat	49	Vice President, Controller and Business Processes, since December 2002; Vice President Finance SchlumbergerSema, April 2001 to December 2002; Oilfield Services Controller, September 1998 to April 2001; and GeoMarket Manager Indonesia, February 1998 to September 1998.

Pierre E. Bismuth	59	Vice President – Global Personnel Practices, since August 2003; and Vice President – Personnel, July 2003 and prior.

Mark Danton	47	Vice President – Director of Taxes, since January 1, 1999; and Deputy Director of Taxes, January 1995 to January 1999.

Andre Erlich	56	Chief Information Officer, since May 2002; Vice President Technology and General Manager, April 2001 to May 2002; Vice President Business Development, October 1999 to April 2001; and Vice President and General Manager SRPC, September 1997 to October 1999.

Peter A. Goode	47	Vice President, since February 2004 and President Schlumberger Information Solutions since September 2003; President, Energy IT Services, January 2003 to September 2003; President Reservoir Management, January 2001 to January 2003; and Vice President and General Manager IPM September 1999 to January 2001.

8 / SLB	2003 FORM 10-K

Part 1, Item 4

Name	Age	Present Position and Five-Year Business Experience

Rene Huck	56	Vice President QHSE & Industry Affairs, since March 2002; President Reservoir Evaluation and Development, Oilfield Services, January 2001 to March 2002; President Reservoir Development, Oilfield Services, December 1999 to January 2001; President Camco International, September 1998 to December 1999; and President European-Caspian Area, Oilfield Services, January 1998 to September 1998.

Philippe Lacour-Gayet	56	Vice President and Chief Scientist, since January 2001; and Chief Scientist, July 1997 to January 2001.

Satish Pai	42	Vice President since February 2004 and Vice President Oilfield Technologies since March 2002; President Schlumberger Information Solutions, January 2001 to March 2002; President IndigoPool.Com, April 2000 to January 2001; and GeoQuest Operations Manager UKI, July 1999 to April 2000.

Jean-Dominique Percevault	58	Vice President – European Affairs and Chairman France, since January 2002; and Vice President – European Affairs, December 2001 and prior.

Doug Pferdehirt	40	Vice President Communications and Investor Relations, since July 2003; President SchlumbergerSema NSA, August 2002 to July 2003; Vice President Marketing and Technique, April 2002 to August 2002; Gulf Coast GeoMarket Manager, February 2000 to April 2002; and Dowell North and South America Business Manager, March 1998 to February 2000.

Frank Sorgie	56	Chief Accounting Officer, since May 2002; and Director of Financial Reporting, January 1993 to May 2002.

Michel Soublin	58	Treasurer, since May 2001; Seconded as Chief Financial Officer to Yukos, January 1999 to May 2001; Director Business Information Systems, September 1998 to January 1999; and Vice President and Controller, Oilfield Services, January 1996 to September 1998.

David Tournadre	36	Vice President Personnel since August 2003; Operations Manager REW, September 2001 to August 2003; Management and Technical Training Program, April 2001 to September 2001; and Seconded as Vice President Personnel, Exploration and Production to Yukos, December 1998 to April 2001.

9 / SLB	2003 FORM 10-K

Part II, Item 5

PART II

Item 5    Market for Schlumberger’s Common Stock and Related Stockholder Matters

As of December 31, 2003, there were 585,948,328 shares of the Common Stock of Schlumberger outstanding, exclusive of 81,157,660 shares held in treasury, and approximately 24,770 stockholders of record. The principal United States market for Schlumberger’s Common Stock is the New York Stock Exchange.

Schlumberger’s Common Stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SWX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

The information with respect to this portion of Item 5 is set forth under the heading Common Stock, Market Prices and Dividends Declared per Share on page 32 of this Report.

10 / SLB	2003 FORM 10-K

Part II, Item 6

Item 6    Selected Financial Data

FIVE-YEAR SUMMARY

(Stated in millions except per share amounts)

Year Ended December 31,	2003	2002[1]	2001[1]	2000[1]	1999[1]

SUMMARY OF OPERATIONS
Operating revenue:
Oilfield Services	$8,823	$8,171	$8,381	$6,855	$5,520
WesternGeco	1,183	1,476	1,702	511	591
SchlumbergerSema[2]	2,677	2,409	1,833	70	–
Other[3]	1,480	1,334	2,016	2,095	2,138
Eliminations and other	(270)	(272)	(176)	(73)	(18)

Total operating revenue	$13,893	$13,118	$13,756	$9,458	$8,231

% increase (decrease) over prior year	6%	(5)%	45%	15%	(21)%
Pretax Segment income:
Oilfield Services	$1,536	$1,278	$1,585	$1,061	$652
WesternGeco	(20)	71	221	(25)	(54)
SchlumbergerSema[2]	61	17	(15)	(83)	–
Other[3]	109	18	88	153	88
Eliminations[4]	(200)	(147)	(422)	(193)	(169)

Pretax Segment income before Minority interest	1,486	1,237	1,457	913	517
Minority interest	(10)	(1)	38	7	11

Total Pretax Segment income, before charges	$1,496	$1,238	$1,419	$906	$506

% increase (decrease) over prior year	21%	(13)%	57%	79%	(57)%
Interest income	49	68	153	297	228
Interest expense	329	364	380	273	184
Charges (net of minority interest)[5]	534	3,077	134	(7)	120
Taxes on income[6]	209	282	564	222	131

Income (loss), continuing operations	$473	$(2,417)	$494	$715	$299

% increase (decrease) over prior year	–	–	(31)%	139%	(45)%

Income (loss), discontinued operations	$(90)	$97	$28	$20	$68

Net income (loss)	$383	$(2,320)	$522	$735	$367

% increase (decrease) over prior year	–	–	(29)%	100%	(64)%
Basic earnings per share
Continuing operations	$0.81	$(4.18)	$0.86	$1.25	$0.55
Discontinued operations	(0.15)	0.17	0.05	0.04	0.12

Net income (loss)	$0.66	$(4.01)	$0.91	$1.29	$0.67
Add back amortization of goodwill	–	–	0.50	0.17	0.16

Adjusted earnings (loss) per share	$0.66	$(4.01)	$1.41	$1.46	$0.83

Diluted earnings per share
Continuing operations	$0.81	$(4.18)	$0.85	$1.23	$0.53
Discontinued operations	(0.15)	0.17	0.06	0.04	0.12

Net income (loss)	$0.66	$(4.01)	$0.91	$1.27	$0.65
Add back amortization of goodwill	–	–	0.50	0.17	0.15

Adjusted earnings (loss) per share	$0.66	$(4.01)	$1.41	$1.44	$0.80

Cash dividends declared per share	$0.75	$0.75	$0.75	$0.75	$0.75

11 / SLB	2003 FORM 10-K

Part II, Item 6

(Stated in millions except per share amounts)

Year Ended December 31,	2003	2002[1]	2001[1]	2000[1]	1999[1]

SUMMARY OF FINANCIAL DATA
Income as % of operating revenue, continuing operations	3%	(18)%	4%	8%	4%

Income as % of operating revenue, continuing operations excluding charges	7%	5%	6%	8%	5%

Return on capital employed, continuing operations[8]	10%	6%	8%	9%	5%

Return on average stockholders’ equity, continuing operations	8%	(31)%	6%	9%	4%

Return on average stockholders’ equity, continuing operations excluding charges	16%	9%	10%	9%	5%

Fixed asset additions	$1,025	$1,358	$2,037	$1,311	$787

Depreciation expense	$1,200	$1,245	$1,172	$930	$917

Avg. number of shares outstanding:
Basic	584	579	574	570	549

Assuming dilution	586	579	580	580	564

ON DECEMBER 31
Net debt[7]	$(4,176)	$(5,021)	$(5,037)	$422	$1,231

Working capital	$1,554	$735	$1,487	$3,502	$4,787

Total assets	$20,041	$19,435	$22,326	$17,173	$15,081

Long-term debt	$6,097	$6,029	$6,216	$3,573	$3,183

Stockholders’ equity	$5,881	$5,606	$8,378	$8,295	$7,721

Number of employees continuing operations	77,000	77,500	79,000	58,000	53,000

1.	Reclassified, in part, for organization changes and discontinued operations.
2.	Acquired on April 1, 2001 and divested on January 29, 2004.
3.	Includes the Axalto (Smart Cards and Point-of-Sale Terminals), Electricity Meters, Business Continuity, Infodata, Telecom Software Products, Water Services, Essentis, Payphones and the divested Resource Management Services (sold in 2001) businesses.
4.	Includes amortization of goodwill and other acquisition related intangibles.
5.	For details of Charges, see pages 25 and 26 of this Report.
6.	In 2003, the provision for income tax before the tax benefit on the charges was $303 million. In 2002, the provision for income tax before the net tax expense on the charges was $249 million. In 2001, the provision for income taxes, before the tax expense on the charges was $401 million. In 2000, the provision for income taxes, before the tax benefit on the charges was $212 million. In 1999, the provision for income taxes, before the tax benefit on the charge and the tax expense on the gain on the sale of financial instruments, was $123 million.
7.	As defined on page 29 of this Report.
8.	Return on capital employed, continuing operations is computed as: [Net income from continuing operations excluding charges + Minority interest + Interest expense – Interest income – Tax benefit on interest expense] divided by [Shareholders’ equity + Net debt + Minority interest]. The charges excluded were 2003 – $440 million; 2002 – $3.11 billion; 2001 – $297 million; 2000 – $3 million; 1999 – $128 million. Schlumberger management believes that the exclusion of these charges, which results in a non-GAAP measure, enables it to evaluate more effectively the company’s operations, period over period, and to identify operating trends that could otherwise be masked by the excluded charges.

12 / SLB	2003 FORM 10-K

Part II, Item 7

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

2003 Summary

The year 2003 marked a watershed for Schlumberger as we took the decision to focus on our core businesses in oilfield services. Our reasoning was simple. World energy needs for much of the next half-century will be met mostly by carbon-based fuels produced from an aging reserves base. Substantial investment will be needed to sustain today’s production as well as to meet tomorrow’s demand, and technology will be the key to a cleaner, more cost-effective response to this challenge. We therefore believe the future for Schlumberger is exceptionally bright.

The year’s results for Oilfield Services were robust, with growth in all regions. Among the GeoMarket regions, activity was strongest in Mexico, Indonesia, India, the Caspian, and on land in the United States. Most technology segments registered double-digit gains, with records achieved by Drilling & Measurements and Data & Consulting Services. Much of the technology that saw increasing market penetration was associated with boosting performance in mature fields, or “brownfields”, to stem declining production. Rotary steerable systems to accurately place well trajectories to tap bypassed hydrocarbon pockets and a range of cased-hole wireline evaluation tools to analyze such zones were two particular successes.

A number of technical and business highlights marked the year. Integrated Project Management (IPM) continued to grow, particularly in Mexico, where our history of successful projects led to the award of the Chicontepec contract, the most significant oil development project in Mexico in the last 20 years. In Malaysia, we signed a contract with PETRONAS Carigali Sdn. Bhd. to jointly redevelop the Bokor field that began production in the 1980s. This field, comprising more than 165 stacked sands and over 100 producing strings, has been modeled using the latest techniques and the redevelopment plan involves multiple technology segments. Such projects underline the value of our unique GeoMarket organization.

In December we announced a phased agreement to acquire PetroAlliance, Russia’s largest independent oilfield service company, beginning with a minority share in 2004. PetroAlliance was formed in 1995 to provide a broad range of exploration and development services to international standards. The size and scope of activity in Russia is huge, and this type of investment will benefit Schlumberger and the Russian oil industry as that industry seeks access to technology to be applied to its particular needs for continued growth.

Perhaps the most difficult challenge we set for ourselves early in 2003 was to return WesternGeco to sustainable profitability. Continued overcapacity in both the land and marine and multiclient data markets made this a daunting task. Our approach has been threefold: to bring capacity and cost down to appropriate levels, to reflect a proper carrying value for the data library, and to continue the aggressive introduction of proprietary Q* technology, for which the market has continued to grow rapidly.

Last summer we acquired the first marine time-lapse Q survey for Statoil, 200 km from the western coast of Norway. Twenty-one months had elapsed between the two surveys. Initial results, produced only 11 days after acquisition, enabled Statoil to revise plans for a new well and drill a shallower trajectory to remain clear of the oil/water contact. The well was a success and is producing without making water. The reliability and extremely high repeatability of Q-Marine* technology were considered critical to achieving this result. In other applications, a Q system was commissioned in the Middle East late in the year and Q-Seabed* underwent highly successful trials in both the North Sea and Middle East.

In defining the business activities sold with SchlumbergerSema, we maintained our commitment to the growing activity in oil and gas IT solutions. The natural fusion of the Schlumberger software and information management activities with the SchlumbergerSema oil & gas consulting and network infrastructure businesses began in October, and by year-end business managers were in place throughout the GeoMarket organization. We have chosen to retain the Schlumberger Information Solutions name for the enlarged business, and our objective is to help customers extract more value from their core operational processes through leveraging the combination of our domain knowledge in IT and in exploration and production (E&P).

13 / SLB	2003 FORM 10-K

Part II, Item 7

Early in 2003 we stated clear financial goals. By year-end we had made solid progress. Return on capital employed had risen to 12.8% in the fourth quarter, double the corresponding figure in 2002 and well in line with our intention to reach the mid-teens longer term. After-tax return on sales for Oilfield Services reached 14.2% in the same quarter—a level much more consistent with our performance in previous cycles. Net debt fell to $4.2 billion, just shy of our $4 billion target as a result of adverse currency movements. For more information regarding the purposes for which we use net debt, see page 29 of this Report.

In January 2004, we concluded the sale of the major part of SchlumbergerSema to Atos Origin and reduced our holding in that company to 14.5%. Total cash proceeds from the cash and stock sale amounted to $1.1 billion. With conclusion of the sale of the North American electricity meter business and the sales of the Business Continuity, Infodata, and Telecom software products businesses we expect to see net debt below the $3 billion level by the middle of 2004. Beyond that point, the only significant divestiture remaining will be the IPO of Axalto, the Schlumberger smart card business, as and when market conditions permit.

In 2003, Schlumberger operated four business segments: Oilfield Services, WesternGeco, SchlumbergerSema and Other. The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in millions)

	2003[2]	2002[2]	% Change

OILFIELD SERVICES
Operating Revenue	$8,823	$8,171	8%
Pretax Segment Income[1]	$1,536	$1,278	20%

WESTERNGECO
Operating Revenue	$1,183	$1,476	(20)%
Pretax Segment Income[1,3]	$(20)	$71	–%

SCHLUMBERGERSEMA
Operating Revenue	$2,677	$2,409	11%
Pretax Segment Income[1]	$61	$17	249%

OTHER[4]
Operating Revenue	$1,480	$1,334	11%
Pretax Segment Income[1]	$109	$18	505%

1	Pretax segment income represents income before taxes and minority interest, excluding interest income, interest expense and amortization of intangibles.
2	2003 excludes: a net charge of $49 million for the write-down of an investment and the gain on the sale of a note; $167 million of debt extinguishment costs; a charge of $421 million for impairment and other charges/credits. 2002 excludes an aggregate $30 million charge related to the financial/economic crisis in Argentina.
3	2003 excludes impairment charges of $398 million for Multiclient library and $54 million for vessels. 2002 excludes an impairment charge of $184 million for Multiclient library and charges of $117 million for severance and other costs.
4	Principally comprises the Axalto (Smart Cards and Point-of-Sale Terminals) and Electricity Meters activities. Also included are the Business Continuity, Infodata, Telecom Software Products, Water Services, Essentis and Payphones activities.

Oilfield Services

World oil demand surged in 2003 due to strong economic growth in North America and China. The increase in demand from these areas accounted for almost two thirds of overall world oil demand growth. The rise in world oil production more than matched demand growth. Non-OPEC oil production accounted for one third of the increase, due to expanding production in the CIS. OPEC output increased despite supply disruptions in Venezuela and Nigeria and the loss of Iraqi production during and after the war. Oil prices remained high throughout the year, with an average Western Texas Intermediate (WTI) oil price almost 20% higher than in 2002.

14 / SLB	2003 FORM 10-K

Part II, Item 7

In 2004, the rate of global oil demand growth is expected to be similar to 2003, with oil demand projected to grow strongly in developing countries and ease in OECD countries. Non-OPEC oil production is forecast to grow at roughly similar levels to 2003 although there is more uncertainty over the level of supply in the CIS and the US. OPEC production is likely to be adjusted to maintain the price of the OPEC basket of crude in the stated target price range of $22 to $28 per barrel.

North American gas demand in 2003 showed little change compared to 2002, and is not expected to vary much in 2004. However, maintaining gas supply to meet demand is challenging, as production decline rates are already high and expected to increase further. The average annual US natural gas price in 2003 rose considerably compared to last year and has stimulated growth in the number of active drilling rigs in North America.

Relatively high commodity prices in 2003 and increases in production have resulted in high levels of cash generation in the oil and gas industry, and a subsequent increase in the average number of active drilling rigs. Assuming demand remains strong and that OPEC manages to maintain oil prices in its target range, exploration and production (E&P) spending is expected to increase in 2004.

2003 Results

Revenue of $8.8 billion increased 8% in 2003 versus 2002 led by North America with an increase of 14%, followed by Latin America and Middle East & Asia, which both increased 9%, and Europe/CIS/W. Africa, which was up 4%. Pretax operating income of $1.54 billion in 2003 was 20% higher than in 2002, primarily due to strong customer demand resulting from increased E&P expenditures and customer acceptance of new technologies, such as PowerDrive* rotary steerable systems, LiteCRETE* coalbed methane slurry system, ABC*Analysis Behind Casing suite of services, Viscoelastic Diverting Acid (VDA*) advanced acidizing system, and ClearFRAC* polymer-free fracturing fluid. Overhead cost savings of $67 million generated from restructuring and downsizing efforts, principally in Europe/CIS/W. Africa and North & South America, also contributed to the increased profitability during the year.

Oilfield Services began the year with relatively flat revenue in the first quarter, then achieved modest, but continuous growth over the following three quarters due to new contracts, the introduction of new technologies, and increased demand for Integrated Project Management and Schlumberger Information Solutions (SIS) services. The results were positively impacted by an upturn in natural gas drilling in North America, and increased activity in Mexico, Russia and the Middle East, partially offset by a nationwide strike in Venezuela and ethnic unrest in Nigeria.

All technology product lines helped drive revenue growth. Well Services and Drilling & Measurements’ record levels of revenue contributed to more than half of the increase in Oilfield Services revenue. Data & Consulting services drew the award of several contracts for reservoir modeling, field development planning, and production optimization. SIS experienced strong demand, particularly in Europe, Asia, and the Middle East. Integrated Project Management (IPM) experienced high activity levels principally fueled by Latin America.

In December, Schlumberger announced a phased agreement to acquire PetroAlliance beginning with a minority share in 2004. PetroAlliance is Russia’s largest independent oilfield services company, and provides a broad range of exploration and development services throughout Russia and the Caspian.

North America

North America revenue of $2.6 billion increased 14% versus 2002. The growth in revenue was mainly due to increased activity in US Land, as well as Canada, which had a 31% increase in revenue to $410 million. Both markets were driven by strong commodity prices, which, in turn, were caused by the record low gas storage levels at the end of the 2003 drawdown season. This growth was not mirrored in the Gulf of Mexico where activity was essentially flat year-on-year. A combination of factors contributed to the sluggish performance

15 / SLB	2003 FORM 10-K

Part II, Item 7

offshore, including higher finding and developing cost on the shelf, lack of exploration success in deepwater and unfavorable weather conditions hampering drilling and completion efficiency on a number of deepwater projects.

Pretax operating income of $365 million increased 33% over 2002 primarily due to a beneficial fall-through resulting from improved equipment utilization in US Land following asset rationalization and cost containment. Increased demand for Drilling & Measurements, cased hole wireline and hydraulic fracturing solutions, related to increased complexity in developing new gas reserves in US Land, also contributed to profitability improvement.

Latin America

Latin America revenue of $1.4 billion increased 9% versus 2002 primarily due to substantial increases in Mexico, Brazil and Argentina, partially offset by a significant decline in Venezuela. Large-scale project management contracts substantially accounted for the growth in activity in Mexico. Growth in Brazil was driven by a strong increase in Petrobras exploration activity, and Argentina benefited from the high oil price.

The political turmoil in the early part of the year substantially impacted results in Venezuela, however the focus on restoring production favorably drove the revenue in the latter half of the year. The increase in E&P spending in Mexico was driven by the compelling need to satisfy the domestic demand for natural gas, increase the light oil production and ramp-up the oil production potential. Key contracts that contributed to revenue growth included project management of a four-year, $500 million integrated oilfield services project which represents the most significant oil development project in Mexico in the last 20 years, and a two-year, $60 million information management solution.

Pretax operating income of $221 million was up 31% year-on-year with all areas excluding Venezuela contributing to improved profitability. There were record levels of Integrated Project Management contracts in Mexico and positive fall-through on incremental revenue in Argentina and Brazil.

Europe/CIS/West Africa

Revenue of $2.6 billion increased 4% over 2002, primarily in Russia due to growth in E&P spending and continued expansion of the addressable market, which drove increased fracturing activity, high sales of artificial lift pumps, and the adoption of more advanced drilling technologies. CIS reached a record revenue level of $629 million, 22% higher than 2002. An increase in the number of E&P companies entering the development phase of deepwater projects in the West & South Africa GeoMarket during the second half of 2003, and an offshore gas project in the Mediterranean also contributed to overall activity improvement in the Area, principally in Well Completions & Productivity and Well Services technologies. These results were partially offset by lower exploration activity by the major oil companies in the North Sea and by production shutdowns in the Western Niger delta in Nigeria due to socio-political unrest.

Pretax operating income of $460 million increased 20% over 2002 primarily due to cost savings generated at the beginning of the year, as well as increased activities in West & South Africa due to deepwater activities moving into a more lucrative development phase. This was partially offset by appreciation of currencies against the US dollar negatively impacting the results by $4 million later in the year.

Middle East & Asia

Revenue of $2.1 billion increased 9% over 2002 with more than half the growth coming from Saudi Arabia/Kuwait, Egypt and Indonesia. Despite geopolitical uncertainty in the period leading up to the war in Iraq and relative softness in Asia principally caused by the SARS outbreak, revenue showed marked improvement primarily due to higher demand for Drilling & Measurements, Wireline and Well Completion & Productivity technologies in Egypt, Saudi Arabia/Kuwait and Indonesia partially offset by reduced activity in Malaysia/Brunei/Philippines due to the suspension of planned deepwater development work resulting from the

16 / SLB	2003 FORM 10-K

Part II, Item 7

deepwater acreage dispute between Malaysia and Brunei. Late in the year, strong year-on-year improvements across the region were tempered by reduced rig activity in Saudi Arabia due to customers’ accelerated spending in the first three quarters.

Pretax operating income of $509 million increased 12%, primarily due to the operating leverage on increased revenue across most GeoMarkets, principally caused by increased activity in Indonesia’s East Kalimantan and stimulation activity and artificial lift sales in East Africa.

2002 Results

Revenue for 2002 was $8.2 billion versus $8.4 billion in 2001 reflecting reduced activity in North America and Latin America, which was partially mitigated by higher activity in Europe/CIS/W. Africa and the Middle East & Asia. Pretax operating income of $1.3 billion decreased 19% primarily from reduced margins in Wireline and Well Services as activity declined in North America.

A sharp fall in revenue at the beginning of 2002 reflected declining activity levels in North America, which remained depressed for the remainder of the year, together with political and economic uncertainty in Latin America. In the second and third quarters, robust activity in Europe/CIS/W. Africa, and signs of a possible recovery in Asia, mitigated the effects of low North American drilling levels resulting in increased revenue. However, this trend was short-lived as slower activity outside North America due mainly to seasonal influences coupled with budget cuts resulted in lower fourth quarter revenue. The Caspian, Russia and Mexico GeoMarkets posted the highest double-digit year-on-year revenue growth of 89%, 62% and 48%, respectively.

From a technology standpoint, the strongest performer was Well Completions & Productivity where acquisitions, testing, advanced completions systems and artificial lift technology showed market share gains.

During the year, Schlumberger acquired A. Comeau & Associates Limited, a leading provider of electrical engineering products and services for artificially lifted wells. This latest addition, combined with the successful integration of Sensa and Phoenix technologies into the Schlumberger Artificial Lift services portfolio, contributed to higher sales in 2002, particularly in the Eastern Hemisphere. The Drilling & Measurements technology segment also recorded solid revenue growth fuelled largely by the continued penetration of the PowerDrive475* rotary steerable system into new GeoMarkets.

Schlumberger made two further acquisitions during the year to bolster its real-time reservoir management suite of services. In January, Schlumberger acquired Norwegian-based Inside Reality AS providing new 3D virtual reality systems that create a unique and powerful environment for interactive well planning and real-time geosteering analysis. Schlumberger also acquired the software and services business of Technoguide AS, a leader in the reservoir modeling domain.

North America

Revenue of $2.3 billion decreased 19% versus 2001. A steep revenue decline at the outset of the year reflected a continued lackluster drilling environment and unseasonably mild weather conditions. Throughout the remainder of the year activity levels remained depressed resulting in essentially flat revenue for 2002. Other factors contributing to reduced revenue included lower non-rig related activity resulting in lower Wireline, Well Services, and Well Completions & Productivity revenue, the effects of the tropical storms in the third quarter and a slow pick-up in Canadian activity post spring break-up.

Pretax operating income of $274 million decreased from $637 million in 2001 due to pricing pressures across all services, particularly in Well Services and Well Completions & Productivity.

Latin America

Revenue of $1.3 billion decreased 9% versus 2001. Ongoing political and economic uncertainty in the region continued to affect business conditions, particularly in Venezuela and Argentina. This particularly impacted results in the first half of the year. In sharp contrast, the second half of 2002 saw solid growth partly as a

17 / SLB	2003 FORM 10-K

Part II, Item 7

result of higher demand for Drilling & Measurements and Well Completions technologies connected to contracts in the Burgos Basin. In addition, the completion of an IPM project that involved the sale of production facilities in Ecuador for $26.5 million in the fourth quarter contributed to end-of-year higher revenue.

Pretax operating income of $169 million declined 8% as a result of decreased activity in Venezuela and Argentina.

Europe/CIS/West Africa

Revenue of $2.5 billion increased 17% versus 2001. Strong revenue growth was recorded in the first three quarters reflecting increased activity levels and market share gains particularly in the Caspian and Russia GeoMarkets in respect to artificial lift and drilling technologies. The Well Completions & Productivity technology segment recorded the strongest growth of 27% followed by Drilling & Measurements, which grew 24%. This growth was partially mitigated by a steep revenue drop in the fourth quarter due to exceptionally severe winter weather conditions in the North Sea and Russia that affected all services, particularly fracturing activities. In addition, operator budget cuts in the Nigeria GeoMarket and refocused investment decisions in the UK contributed to lower fourth quarter revenue.

Pretax operating income was $383 million compared to $385 million in 2001, with the very slight decrease due to softening in pricing towards the end of the year and restructuring in the region to reduce support infrastructure to match slowing activity levels.

Middle East & Asia

Revenue of $1.9 billion increased 8% versus 2001. After a decline at the beginning of the year resulting from exceptional artificial lift sales at the end of 2001, the Asian market showed signs of recovery highlighted by strong revenue growth in the second quarter. Over the year, the India and Malaysia/Brunei/Philippines GeoMarkets recorded the strongest growth due to increased activity in these countries. In addition, the Wireline and Well Services technology segments posted the highest growth, up 14% and 10%, respectively. This was partly offset by a slowdown in activity in the second half of 2002 due to a number of major projects nearing completion and lower equipment sales.

Pretax operating income of $453 million was up 9% versus 2001.

2001 Results

Revenue of $8.4 billion increased 22% over 2000. Increased non-rig related activity and higher pricing levels contributed to the growth. First quarter results reflected continued high activity in North America and increased demand internationally, but a softening in North American drilling activity in the third quarter offset international growth. Market share gains, improved pricing levels, and the introduction of new technology contributed to strong growth in the Drilling & Measurements and Well Completions & Productivity technology segments. Three key acquisitions were made during the year: Baker Jardine (software tools, IT consulting and integrated solutions that help operators increase oil and gas production), Sensa (fiber optic sensing technologies), and Phoenix (technologies and techniques for optimizing production from artificially lifted wells). Pretax operating income of $1.59 billion increased 49% over last year.

North America

Revenue of $2.8 billion increased 17% versus 2000. The strong revenue growth in the first quarter of 2001 plateaued in the middle of the year. This was due to slower economic conditions and declining natural gas prices, which resulted in reduced activity towards the end of the year. The Alaska and Gulf Coast GeoMarkets recorded the strongest revenue growth due to increased demand for Drilling & Measurements, Well Services, and Wireline technologies. Pretax operating income of $637 increased 69%, primarily due to strong demand for Well Services technology.

18 / SLB	2003 FORM 10-K

Part II, Item 7

Latin America

Revenue of $1.5 billion increased 31%, with improvements across all services contributing to double-digit growth across the GeoMarkets, which was led by Peru/Colombia/Ecuador and Latin America South as a result of increased Drilling & Measurements, Well Services, and Well Completions activity. Pretax operating income of $183 million increased 131% principally as a result of increases in Integrated Project Management and Wireline services.

Europe/CIS/West Africa

Revenue of $2.1 billion increased 36%. Overall moderate growth was led by high demand for Well Completions services in Nigeria, and strong growth in both Drilling & Measurements and Wireline services in Russia. Growth in the West & South Africa GeoMarket was partly due to an Early Production Facility Project for IPM during the year. Pretax operating income of $385 million increased 60% due mainly to the Well Completions & Productivity segment, which recorded strong growth across most GeoMarkets.

Middle East & Asia

Revenue of $1.8 billion increased 16%. Almost all GeoMarkets in the Area recorded strong double-digit growth led by Drilling & Measurements and Well Services activities in the Malaysia/Brunei/Philippines GeoMarket, and as a result of new contract wins in the Gulf GeoMarket. Pretax operating income of $416 grew 34% due to increases in the Drilling & Measurements and Well Completions & Productivity technology segments.

WesternGeco

2003 Results

Revenue for 2003 was $1.2 billion versus $1.5 billion in 2002, reflecting a 20% decrease year-on-year. This was primarily due to lower land crew activity following the exiting of the North American Land market combined with the completion of some contracts in the Middle East. The decrease in revenue was also due to declines in Multiclient sales principally in North & South America, partially offset by increased Marine activity in Europe, Caspian and the Middle East. Q-Marine* continued to gain customer acceptance with 75% vessel utilization on third party contracts in the third quarter, and the first Q-on-Q time lapse survey, which was performed in the North Sea with initial processing results available after 11 days. The end of the year saw a return to traditional seasonal Multiclient revenue levels partially helped by the signing of a long-term business agreement with a major energy company that included the licensing of part of the WesternGeco data library, as well as joint R&D and training on new technology for seismic data processing.

Including Multiclient pre-commitments, the backlog at the end of 2003 reached $408 million, reflecting the award of a number of Land contracts in the Middle East and a material Multiclient volume agreement signed in the fourth quarter. During 2003, Q-Marine continued to command significant pricing premiums as a result of the added value obtained from the delivered product, but pricing across other business segments was flat to down for conventional marine, land and data processing activity due to continued overcapacity in the industry. The company’s decision to acquire only significantly prefunded multiclient surveys, along with lower amortization following the impairment charge in 2003, resulted in the Multiclient product line being in a much healthier condition at the end of the year. Q-Marine penetration continued strong, reflected by the doubling of Q revenue year-on-year.

Pretax operating loss was $20 million versus a profit of $71 million in 2002 (excluding Multiclient impairment and other charges in both years) mainly due to significantly higher Multiclient amortization charges as a result of lower sales and a more conservative amortization policy in light of business conditions. The lower Multiclient sales were primarily due to an overall lessening in interest in the Gulf of Mexico from

19 / SLB	2003 FORM 10-K

Part II, Item 7

the major oil companies coupled with an average price reduction of approximately 30% during the year. The deterioration in the Multiclient results was partially offset by an improvement in Land and Marine following the fourth quarter 2002 restructuring program combined with better service delivery.

In the third quarter, an impairment charge of $398 million pretax was taken against the multiclient library and there was a $54 million pretax charge on the Western Trident and Western Monarch vessels.

2002 Results

WesternGeco revenue of $1.5 billion decreased 13% compared to the prior year, primarily due to decreased activity in North America and Europe/CIS/W. Africa, which were partially offset by increases in Latin America and the Middle East & Asia.

The seismic downturn continued throughout 2002 resulting in significantly lower activity levels, a reduction in Multiclient sales, and extreme pricing pressures on all services due to large overcapacity in the seismic industry. Significant workforce reductions were made in the fourth quarter of 2002 as a result of the decision to stop Land acquisition activities in the US lower 48 states and Canada.

Pretax operating income of $71 million fell 68%, primarily due to significantly lower Multiclient sales and decreased activities in North America coupled with Land seismic contract losses in Mexico and Marine seismic contract losses in India, both of which were related to production delays.

2001 Results

The WesternGeco joint venture was formed on November 30, 2000. Revenue in 2001 was $1.7 billion and pretax operating income was $221 million. The Malaysia/Brunei/Philippines, Alaska, Gulf Coast, and West & South Africa GeoMarkets recorded the strongest results for the year. Multiclient sales of $654 million in a favorable pricing environment also contributed to the high level of activity and were the major contributor to the operating income.

SchlumbergerSema

2003 Results

On September 22, 2003, Schlumberger announced its intention to sell the SchlumbergerSema business to Atos Origin. The sale closed on January 29, 2004.

The transaction proceeds consisted of €443 million ($550 million) in cash, which included a working capital adjustment, and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.275 billion) which represented approximately 29% of the outstanding common shares of Atos Origin. On February 2, 2004, Schlumberger sold 9.6 million shares for $630 million reducing its investment in Atos Origin to approximately 15% of the outstanding common shares.

Revenue of $2.7 billion was 11% higher than 2002. The increase was mainly due to the strengthening of the European currencies against the US dollar, with a positive impact of $274 million, resulting in an underlying decrease in operating revenue of $6 million.

Pretax operating income of $61 million increased $44 million versus 2002. The improvement in profitability reflected the full year benefit of indirect cost reduction programs carried out in 2002 in North America, Asia, UK, and Sweden coupled with improvement in gross margins in Asia and South America.

North & South America

Revenue of $350 million decreased 2% mainly due to the Salt Lake City Olympic Games revenue in 2002, partially offset by new contracts for Lee County, Florida; Dallas County, Texas; Sprint; and the city of Los Angeles, California.

20 / SLB	2003 FORM 10-K

Part II, Item 7

Pretax operating income of $3 million increased $57 million year-on-year. Despite the decline in revenue, operating income increased substantially mainly due to the positive impact of indirect cost reduction programs initiated in 2002, which had a full impact of $29 million in 2003.

Europe/Middle East/Africa

Revenue of $2.2 billion increased 14% mainly due to the appreciation of European currencies against the US dollar. Revenue from operations declined due to a depressed IT market in Italy, a more than 20% average selling price drop in France, and a sharp downturn in the telecommunications industry in Germany. These declines were substantially offset by a significant increase in revenue in the UK due to the Metropolitan Police, Department of Works and Pension, Consignia, and Department of Trade and Industry contracts, and by the award of the All Africa Games project in Nigeria.

Pretax operating income of $46 million decreased 65% year-on-year reflecting the impact of lower revenue from operations due to the major downturn in the IT industry, especially in France and Germany. Profitability also decreased due to extra service delivery costs in Sweden, and higher pension costs in France. These decreases were partially offset by the benefit of indirect cost reduction programs in the UK, as well as increased profitability from the revenue growth in the UK and Nigeria.

Asia

Revenue of $144 million decreased 4% mainly due to a lower activity level in India and Taiwan.

Pretax operating income increased from break-even in 2002 to $34 million profit in 2003, reflecting a 10% increase in gross margins, as well as lower costs following headcount reduction programs initiated in 2001 and 2002.

2002 Results

Revenue of $2.4 billion increased 31% compared to 2001 mainly due to the acquisition of Sema plc whose results were consolidated with effect from April 1, 2001.

The pretax operating income was $17 million compared to a loss of $15 million in 2001, reflecting the cost reductions initiatives implemented since the integration of Sema plc into Schlumberger.

North & South America

Revenue of $356 million decreased 7% over 2001 primarily due a declining activity level in the telecommunications and utility industries due primarily to the weak IT services spending environment as customers faced economic challenges and continued to revise budgets downwards and delay decisions on contract awards. At the 2002 Winter Olympic Games, SchlumbergerSema led a consortium of 15 technology partners in a three-year long project to deliver the IT infrastructure needed to run the Games.

Pretax operating loss of $54 million improved by $4 million over 2001, mainly attributable to the cost reduction programs implemented throughout the area.

Europe/Middle East/Africa

Revenue of $1.9 billion increased 33% over 2002 mainly due to the inclusion of a full year’s revenue from the acquisition of Sema plc compared to nine months in 2001. Additionally, the main growth contributor was the Public Sector mainly in the UK where SchlumbergerSema won large outsourcing contracts with the Association of Train Operating Companies, the Department of Works and Pension, and the Vehicle Inspectorate, and a health and welfare services project to Consignia’s 220,000 employees.

Pretax operating income of $132 million increased 33% due mainly to the cost cutting program implemented throughout the year and higher activity level in the UK.

21 / SLB	2003 FORM 10-K

Part II, Item 7

Asia

Revenue of $150 million increased 36% mainly due to the inclusion of a full year’s revenue from the acquisition of Sema plc compared to nine months in 2001. The decreased activity in telecommunications, mainly in China and Taiwan, was offset by the increase in the finance segment on new outsourcing contracts in the insurance sector in Japan and delivery of payment systems in China.

Pretax operating income decreased 94% mainly attributable to pricing pressure and economic declines in the telecommunications IT services industry.

2001 Results

On April 6, 2001, Schlumberger completed the acquisition of Sema plc, an IT and technical services company with a strong European presence, for $5.15 billion.

Revenue of $1.8 billion compared to $70 million in 2000 reflecting the acquisition of Sema plc.

Pretax operating loss of $15 million improved $69 million over the prior year due to the addition of Sema plc.

North & South America

Revenue of $381 million increased from $70 million in 2000 essentially due to the inclusion of SchlumbergerSema and the full year’s activity of the Convergent Group, acquired in November 2000 and CellNet Data Systems, acquired in June 2000.

Pretax operating loss of $58 million improved $12 million compared to the previous year due to the inclusion of SchlumbergerSema and the new businesses acquired the previous year.

Europe/Middle East/Africa

Revenue of $1.4 billion in 2001 compared to no activity in 2000 due to the inclusion of Sema plc. Main contracts included the award of multi-million dollar contracts in France for Banque de France and in the UK for Metropolitan Police.

Pretax operating income was $99 million due to the inclusion of Sema plc.

Asia

Revenue of $110 million compared to no activity in 2000 due to the inclusion of Sema plc.

Pretax operating income was $8 million due to the inclusion of Sema plc.

Other

The activities included in this segment are Axalto (Smart Cards and Point-of-Sale Terminals), Electricity Meters, Business Continuity, Infodata, Telecom Software Products, Payphones, and Essentis. Active divestiture negotiations are currently ongoing for each of these activities.

2003 Results

In July 2003, Schlumberger entered into an agreement to sell the Electricity Meters activity to Itron Inc. for $255 million in cash. The deal is expected to be completed in the first half of 2004 depending upon the successful completion of the Hart-Scott-Rodino review process and other conditions.

Revenue of $1.5 billion increased 11% over 2002. Electricity Meters had a 25% improvement on revenue of $294 million partially as a result of the transition from electro-mechanical meters to solid-state meters. Also contributing to revenue growth, Smart Cards and Point-of-Sale Terminals revenue of $776 million increased 8% principally due to strong demand for Subscriber Identity Module (SIM) cards for the mobile communications sector, particularly in North & South America and Eastern Europe.

22 / SLB	2003 FORM 10-K

Part II, Item 7

Pretax operating income of $109 million increased six fold. Electricity Meters pretax operating income of $61 million increased 132% primarily due to improved manufacturing efficiencies, changes in product mix, and cost reductions. Smart Cards pretax operating income of $58 million increased 68% due to better growth margins as a result of increased volume and a more favorable product mix, partially offset by lower average selling prices.

2002 Results

Revenue of $1.3 billion decreased 34% reflecting the divestiture of the Resource Management Services’ North American water metering activities, non-North American electricity and water meter, and worldwide gas meter businesses in November 2001.

Cards activity remained flat despite the continuing slump in the telecommunications industry and the continued pricing pressure. This was partially offset by higher activity in banking and IT cards. Electricity Meters activity improved 13% on revenue of $235 million as a result of the market penetration of Automated Meter Reading (AMR) technologies.

Pretax operating income of $18 million decreased 80% mainly due to the divestiture of most of the Resource Management Services businesses, and significantly lower growth margins in the Cards business.

2001 Results

Revenue of $2.0 billion decreased 4% reflecting mainly the divestiture of most of the Resource Management Services businesses, which were sold in November 2001.

Cards revenue grew by 8% reflecting the acquisition of Bull CP8 in March 2001, partially offset by a decline in SIM card activity related to a slowdown in the telecommunications industry. Electricity Meters activity grew 29% on revenue of $208 million as a result of the acquisition of CellNet and participation in network projects.

Pretax operating income of $88 million decreased 42% due mainly to lower growth margins and higher operating expenses in the Smart Cards business.

Income – Continuing Operations

(Stated in millions except per share amounts)
	Income (loss) from Continuing Operations	Earnings (loss) per share
		Basic	Diluted	Adjusted[5]

2003[1]	$473	$0.81	$0.81	$0.81

2002[2,4]	$(2,417)	$(4.18)	$(4.18)	$(4.18)

2001[3,4]	$494	$0.86	$0.85	$1.35

1.	Includes a net, after-tax and minority interest charge of $440 million ($0.74 per share – diluted). See Charges – Continuing Operations on page 47 of this Report in the Notes to the Consolidated Financial Statements.
2.	Includes a net, after-tax and minority interest charge of $3.11 billion ($5.38 per share – diluted). See Charges – Continuing Operations on page 47 of this Report in the Notes to the Consolidated Financial Statements.
3.	Includes a net, after-tax and minority interest charge of $297 million ($0.51 per share – diluted). See Charges – Continuing Operations on page 47 of this Report in the Notes to the Consolidated Financial Statements.
4.	Restated for discontinued operations.
5.	Excludes amortization of goodwill.

In 2003, Oilfield Services segment net income increased $196 million, or 20%, to $1.19 billion as revenue increased 8%, with increases in all geographic areas, particularly North America where revenue was up 14%. WesternGeco segment net loss of $17 million compared to a $4 million profit in 2002 as revenue decreased 20% reflecting lower land crew activity following the decision to exit the North American Land market and lower Multiclient sales principally in North & South America. SchlumbergerSema net income of $38 million improved

23 / SLB	2003 FORM 10-K

Part II, Item 7

from $9 million in 2002, as revenue increased 11%. In the Other segment, net income of $72 million increased $61 million as revenue increased 11% reflecting strong improvement in the Smart Cards and Electricity Meters activities.

In 2002, Oilfield Services segment net income decreased $179 million, or 15%, to $998 million as revenue declined 3%. North America registered the most significant decline as revenue decreased 19%. WesternGeco segment net income of $4 million decreased from $79 million in 2001, as revenue decreased 13% in the declining seismic market. SchlumbergerSema segment net income of $9 million improved from a loss of $5 million in 2001, reflecting the revenue increase of 31% (7% on a pro forma basis – assuming the Sema plc acquisition took place on January 1, 2001) and the effect of the previously announced cost reduction program. In the Other segment, net income declined to $11 million, from $71 million in 2001 which included the divested Resource Management Services businesses.

In 2001, Oilfield Services segment net income increased $387 million, or 49%, to $1.18 billion reflecting the 22% growth in revenue. Higher pricing levels and increased non-rig related activity were the major contributing factors. WesternGeco segment net income of $79 million improved from a loss of $37 million in 2000 as revenue increased to $1.7 billion, from $0.5 billion, attributable to the new venture with Baker Hughes Incorporated, formed in November 2000. SchlumbergerSema segment net loss of $5 million improved $44 million reflecting the incremental income from the newly acquired Sema plc. In the Other segment, net income of $71 million declined $42 million from the prior year with declines in the semiconductor-related and Smart Cards activities.

Currency Risks

Refer to page 42 of this Report, Translation of Non-US Currencies in the Notes to Consolidated Financial Statements, for a description of the Schlumberger policy on currency hedging. There are no material unhedged assets, liabilities or commitments which are denominated in other than a business’ functional currency. Schlumberger businesses operate principally in US dollars, the euro and most other European currencies and most South American currencies.

A 5% change in average exchange rates in 2003 would have changed revenue by about 1% and income from continuing operations before charges by about 7%.

Research & Engineering

Expenditures by business segment were as follows:

(Stated in millions)
	2003	2002	2001

Oilfield Services	$375	$370	$362
WesternGeco	52	68	63
SchlumbergerSema	55	84	86
Other	74	74	118
In-process R&D charge[1]	–	–	25

	$556	$596	$654

1	Relating to the Bull CP8 acquisition.

Interest Expense

Interest expense decreased $34 million, to $334 million due to a decrease in average debt balances and a decrease in average borrowing rates from 4.9% to 4.6%. The decrease in 2002 of $17 million, to $368 million, was due to a decrease in average borrowing rates from 5.8% to 4.9% which more than offset a $1 billion increase in average debt balances. The increase in 2001 of $109 million, to $385 million, reflected the significantly higher debt balances incurred, relating to the acquisition of Sema plc, which were only partially offset by a reduction in average borrowing rate from 6.9% to 5.8%.

24 / SLB	2003 FORM 10-K

Part II, Item 7

Hanover Compressor Company

In August 2001, Schlumberger sold its Oilfield Services worldwide gas compression activity to Hanover Compressor Company. The proceeds included 8.7 million shares of Hanover Compressor common stock, with a value at closing of $173 million, which is restricted from marketability until August 30, 2004, and a $150 million long-term subordinated note maturing December 15, 2005.

In the fourth quarter of 2003, Schlumberger sold the subordinated note for $177 million and realized a pretax gain of $32 million ($20 million after-tax; $0.03 per share).

At December 31, 2003, the carrying value of Schlumberger’s investment in Hanover Compressor common stock exceeded the market value. As required by generally accepted accounting principles (SFAS 115), Schlumberger wrote down its investment to the fair market value of $91.4 million at December 31, 2003 and recorded a charge of $81.2 million (before and after-tax; $0.13 per share).

As part of the sale agreement, Hanover Compressor had an option to put its interest in the PIGAP II joint venture in Venezuela back to Schlumberger if certain financing conditions were not met. Hanover Compressor did not exercise this option.

Charges – Continuing Operations

Schlumberger recorded the following after-tax and minority interest charges/credits for continuing operations in 2003, 2002 and 2001:

•	In December 2003, a gain of $20 million on the sale of the Hanover Compressor note.

•	In December 2003, a charge of $81 million relating to the write-down, to fair market value, of Schlumberger’s investment in Hanover Compressor common stock. The write-down was required by SFAS 115 as the decline in the market value of the stock is “other than temporary”.

•	In September 2003, a $205 million multiclient library impairment charge following an evaluation of current and expected future business conditions in the seismic sector, a $38 million seismic vessel impairment charge and a $31 million gain on the sale of a drilling rig.

•	Between June 12 and July 22, 2003, subsidiaries of Schlumberger launched and concluded tender offers to acquire three series of outstanding European bonds; $1.3 billion of principal was repurchased for a total cost of $1.5 billion, which included the premium, and issuing and tender costs. The total charge on the tenders was $168 million, of which $81.5 million was recorded in the second quarter of 2003, when the first tender closed, with the balance of $86.3 million recorded in the third quarter of 2003.

•	On December 10, 2002, Schlumberger announced that the Board of Directors had approved an updated strategy for its SchlumbergerSema business segment. The new strategic plan outlook, current business values and the reorganization of SchlumbergerSema constitute significant events that required an impairment analysis to be performed in accordance with SFAS 142. SchlumbergerSema was ‘valued’ on a stand-alone basis; each reporting unit within SchlumbergerSema was valued using a discounted cash flow analysis based on a long-term forecast prepared by SchlumbergerSema management with the assistance of a third party valuation expert. The implied multiples yielded by the discounted cash flow analysis were compared to observed trading multiples of comparable companies and recent transactions in the IT services industry to assess the fair value of the reporting units. The fair value was below the book value. As a result, goodwill was written down to its estimated fair value based on Schlumberger’s valuation. The impairment of goodwill mainly reflected the prevailing difficulties of the telecommunications industry and the severely depressed market values of the IT companies serving SchlumbergerSema’s sector. Certain intangible assets were also identified and written down as part of this process.

25 / SLB	2003 FORM 10-K

Part II, Item 7

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

The total of the above charges was $3,168 million and consisted of (1) a goodwill impairment charge of $2,638 million; (2) an intangible assets impairment charge of $132 million; (3) SchlumbergerSema severance and other charges of $77 million in response to current business conditions; (4) WesternGeco severance and other charges of $72 million in response to current business conditions; (5) a WesternGeco multiclient library impairment charge of $129 million following a valuation of the library; (6) environmental related charges of $26 million; and (7) a deferred tax valuation allowance charge of $94 million.

•	In December 2002, a credit of $87 million reflecting the gain on the sale of two drilling rigs.

•	In March 2002, a charge of $29 million related to the financial/economic crisis in Argentina.

•	In December 2001, a net credit of $5 million, including an after-tax gain on the sale of the former Resource Management Services North American Water division ($117 million). This gain was partially offset by certain charges: (1) a provision of $37 million for employee termination costs, principally in Europe and the US, related to Oilfield Services and SchlumbergerSema in response to the prevailing business conditions; (2) tax reorganization costs of $29 million; (3) a further $20 million charge related to the second quarter estimated loss on the divestiture of certain Resource Management Services businesses following the actual closing in the fourth quarter; and (4) asset write-down of $23 million for technological impairment related to certain Land seismic assets in the newly formed WesternGeco Joint Venture.

•	In September 2001, a net credit of $3 million representing the gain on the sale of the worldwide gas compression business, partially offset by an impairment charge relating to the expected disposition of certain activities.

•	In June 2001, a charge of $280 million for the estimated impairment charge from the disposition of certain Resource Management Services businesses.

•	In March 2001, a charge of $25 million for in-process R&D related to the Bull CP8 acquisition.

An analysis of the fourth quarter 2002 pretax severance and facility charges as of December 31, 2003 is as follows:

($ stated in millions)
	Severance		Facilities Amount
	Amount	People

Charges	$94.5	3,492	$42.8
Paid in December 2002	32.9	1,643	6.6

Balance December 31, 2002	61.6	1,849	36.2
Paid/reversed in 2003	60.6	1,841	25.1

Balance December 31, 2003	$1.0	8	$11.1

At December 31, 2003, the Severance balance of $1.0 million is classified as Accounts Payable and Accrued Liabilities and the Facilities balance of $11.1 million is classified in Liabilities held for sale on the Consolidated Balance Sheet.

The December 2001 charge included severance costs of $41 million (775 people), which have been paid.

26 / SLB	2003 FORM 10-K

Part II, Item 7

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

Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have stand alone value to the customers.

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

The WesternGeco segment capitalizes the cost associated with obtaining multiclient seismic data. Such costs are charged to Cost of goods sold and services based on a percentage of estimated total revenue that Schlumberger estimates that it will receive from the sales of such data. The carrying value of individual surveys is reviewed at least annually and adjustments to the value are made based upon the revised estimated revenues for the surveys.

Schlumberger maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Schlumberger’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

27 / SLB	2003 FORM 10-K

Part II, Item 7

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

Schlumberger assesses the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in Schlumberger’s stock price and our market capitalization relative to net book value, for a sustained period.

When Schlumberger determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on projected net cash flows expected to result from that asset, including eventual disposition.

Schlumberger had net deferred tax assets of $632 million at December 31, 2003 which excluded $325 million relating to a certain European net operating loss for which there is a valuation allowance. In assessing the need for valuation allowances, Schlumberger considers the probable likelihood of future taxable income and available tax planning strategies.

With regard to pension and postretirement benefits, Schlumberger evaluates the appropriateness of assumptions used by an independent actuary, in particular assumptions as to discount rate, return on plan assets and medical cost trend rates. The assumptions are revised at least annually as circumstances require.

Cash Flow

In 2003, cash provided by operations was $2.11 billion as net income plus depreciation/amortization and net charges including the extinguishment of European debt and multiclient and vessel impairments, were only partially offset by increases in customer receivables, due to higher revenue, and decrease in accounts payable and accrued liabilities. Cash used in investing activities was $1.49 billion and included investments in fixed assets ($1.03 billion) and multiclient seismic data ($150 million), the purchase of short-term investments ($1.15 billion), the net proceeds ($106 million) from the sale of Schlumberger’s investment of 9.7 million shares in Grant Prideco Inc., the proceeds from the sales of NPTest ($220 million) and e-City ($79 million) activities and the net proceeds ($177 million) from the sale of the Hanover Compressor note. Cash used by financing activities was $558 million with the proceeds from employee stock plans ($172 million) offset by the payment of dividends to shareholders ($437 million), the costs related to the extinguishment of certain European debt ($168 million) and an overall reduction in debt of $126 million.

28 / SLB	2003 FORM 10-K

Part II, Item 7

“Net Debt” is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger’s deleveraging efforts. Details of the Net Debt follows:

(Stated in millions)
	2003	2002	2001

Net Debt, beginning of year	$(5,021)	$(5,037)	$422
Income/(loss) from continuing operations	473	(2,417)	494
Gain on sale of drilling rigs	–	(87)	–
Net charges	440	3,197	272
Depreciation & amortization[1]	1,571	1,533	1,876
(Increase) decrease in working capital	(228)	165	(839)
Proceeds from business divestitures	299	354	896
Fixed asset additions[1]	(1,175)	(1,702)	(2,453)
Dividends paid	(437)	(433)	(430)
Proceeds from employee stock plans	172	175	122
Debt extinguishment costs	(168)	–	–
Sale of Grant Prideco stock	106	–	–
Sale of Hanover Compressor note	177	–	–
Acquisition of Sema plc	–	(132)	(4,853)
Other business acquisitions	–	(44)	(453)
Acquisition related payments	–	(70)	–
Translation effect on net debt	(461)	(507)	(6)
Other	76	(16)	(85)

Net Debt, end of year	$(4,176)	$(5,021)	$(5,037)

1.	Includes Multiclient seismic data costs.

	Dec. 31 2003	Dec. 31 2002	Dec. 31 2001
Components of Net Debt

Cash and short term investments	$3,109	$1,736	$1,618
Fixed income investments, held to maturity	223	408	576
Bank loans and current portion of long-term debt	(1,411)	(1,136)	(1,015)
Long-term debt	(6,097)	(6,029)	(6,216)

	$(4,176)	$(5,021)	$(5,037)

At December 31, 2003, the cash and short-term investments of $3.1 billion and the remaining facilities of $2.6 billion are sufficient to meet future business requirements.

Based on forecast 2004 net income, depreciation/amortization estimates, cash from the sale of SchlumbergerSema ($550 million) and Atos Origin stock ($625 million) and other possible business and asset divestitures, and other cash flow components, Schlumberger expects to improve cash flow with an objective of reducing the net debt to $3 billion by mid-year and $2 billion by year-end 2004. This will largely be dependent upon the business segments operating results and the successful completion of certain business divestitures.

In addition, Schlumberger is currently reviewing the feasibility and cost of a buyback of all, or a portion of, the remaining European long-term debt and the continued appropriateness of maintaining the effectiveness of its US interest rate derivative. A buyback of the debt and the interest rate derivative becoming ineffective would result in a charge to income from continuing operations in 2004.

29 / SLB	2003 FORM 10-K

Part II, Item 7

Financing

On June 9, 2003, Schlumberger Limited issued $850 million aggregate principal amount of 1.5% Series A Convertible Debentures due June 1, 2023 and $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. On July 2, 2003, Schlumberger Limited issued an additional $125 million aggregate principal amount of the Series A debentures pursuant to an option granted to the initial purchasers.

The debentures were sold to Citigroup Global Markets Inc. and Goldman, Sachs & Co. pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The debentures were resold, with registration rights, by the initial purchasers in transactions exempt from registration under Rule 144A of the Securities Act. The aggregate offering price of the debentures was $1.425 billion, the initial purchasers’ discount was $25.4 million and the net proceeds to Schlumberger Limited were $1.4 billion.

The Series A debentures and the Series B debentures are convertible, at the holders’ option, into shares of common stock of Schlumberger Limited. Holders of the Series A debentures may convert their debentures into common stock at a conversion rate of 13.8255 shares for each $1,000 principal amount of Series A debentures (equivalent to an initial conversion price of $72.33 per share). Holders of the Series B debentures may convert their debentures into common stock at a conversion rate of 12.5 shares for each $1,000 principal amount of Series B debentures (equivalent to an initial conversion price of $80.00 per share). Each conversion rate may be adjusted for certain events, but it will not be adjusted for accrued interest.

On or after June 6, 2008 (in the case of the Series A debentures) or June 6, 2010 (in the case of the Series B debentures), Schlumberger may redeem for cash all or part of the applicable series of debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2008, June 1, 2013, and June 1, 2018, holders of Series A debentures may require Schlumberger to repurchase their Series A debentures. On June 1, 2010, June 1, 2013 and June 1, 2018, holders of Series B debentures may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2008 (in the case of the Series A debentures) and June 1, 2010 (in the case of the Series B debentures) will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change, holders may require Schlumberger to repurchase all or a portion of their debentures, in cash or, at Schlumberger’s election, common stock valued at 99% of its market price or any combination of cash and common stock, at a repurchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the redemption date. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased.

Between June 12 and July 22, 2003, certain subsidiaries of Schlumberger launched and concluded tender offers to acquire three series of their outstanding European bonds. The companies bought back $1.3 billion of principal of these bonds for a total cost of $1.5 billion, which includes the premium, and issuing and tender costs. The total charge on the tender was $168 million.

Sale of SchlumbergerSema to Atos Origin

On September 22, 2003, Schlumberger announced the signing of an agreement with Atos Origin for the sale of the SchlumbergerSema business.

On the January 29, 2004 the sale transaction was completed. As consideration for the transaction Schlumberger received €443 million ($550 million) in cash which included a working capital adjustment, and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.275 billion), which represented approximately 29% of the outstanding common shares of Atos Origin after the transaction was completed. Schlumberger expects the result of the sale will be a gain.

30 / SLB	2003 FORM 10-K

Part II, Item 7

On February 2, 2004 Schlumberger sold 9.6 million of the Atos Origin shares for a net consideration of €500 million ($625 million). As a result of this sale, Schlumberger’s investment was reduced to approximately 15% of the outstanding common shares of Atos Origin. Schlumberger will account for the remaining investment in Atos Origin on the cost method.

Business Divestitures

During 2003, Schlumberger divested the following businesses:

•	In July, the NPTest semiconductor testing business to a partnership led by Francisco Partners and Shah Management. The proceeds were $220 million in cash. Additionally, the partnership has a contingent obligation to make a further payment to Schlumberger upon a subsequent qualifying disposition or an initial public offering of NPTest by the partnership, under certain circumstances. The results of NPTest are reported as Discontinued Operations in the Consolidated Statement of Income and include a net loss of $12 million on the sale. The net assets were $202 million.

•	In August, the Verification Systems business by a proceed-free management buyout. The results of Verification Systems are reported as Discontinued Operations in the Consolidated Statement of Income and include a net loss of $18 million on the sale. The net assets were $17 million.

•	In October, the e-City ‘pay & display’ parking solutions business to Apax Partners. The proceeds were $84 million in cash. The results of e-City are reported as Discontinued Operations in the Consolidated Statement of Income and include a net loss of $56 million on the sale. The net assets were $120 million, including a $65 million allocation of goodwill.

During 2002, Schlumberger divested the following businesses:

•	In December, the Reed Hycalog drillbits business. The proceeds included $259 million in cash and 9.7 million shares of Grant Prideco common stock with a value of $103 million. The after-tax gain was $66 million. The results of Reed Hycalog are reported as Discontinued Operations in the Consolidated Statement of Income.

During 2001, Schlumberger divested the following businesses:

•	In August, the Oilfield Services worldwide gas compression activity primarily consisting of the Production Operators Corp. subsidiary. The proceeds included $274 million in cash, a $150 million long-term subordinated note and newly issued Hanover Compressor Company shares with a value of $173 million. The shares have a three year marketability restriction. The after-tax gain was $52 million.

•	In November, the Resource Management Services North American water metering activities. Cash proceeds were $304 million and the after-tax gain was $117 million.

•	In November, the Resource Management Services non-North American electricity and water meter, and worldwide gas meter businesses. The net cash proceeds were $256 million and the after-tax loss was $300 million, of which $280 million had been recorded as an impairment charge in June (See Charges-Continuing Operations).

•	In November, the Yield Enhancement Systems division of Semiconductor Solutions. Cash proceeds were $62 million and the after-tax gain was $12 million.

31 / SLB	2003 FORM 10-K

Part II, Item 7

Summary of Major Contractual Commitments

(Stated in millions)
		Payment Period
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-Term Debt	$6,987	$890	$866	$3,149	$2,082
Operating Leases	$1,653	$344	$522	$366	$421

Letters of credit/guarantees outstanding aggregated $788 million at December 31, 2003.

In general, the remaining amount of letters of credit/guarantees relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. All such were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 2003 and 2002, were:

	Price Range		Dividends Declared
	High	Low

2003
QUARTERS
First	$43.330	$35.620	$0.1875
Second	50.150	36.080	0.1875
Third	52.100	44.500	0.1875
Fourth	56.240	45.460	0.1875

2002
QUARTERS
First	$62.430	$49.150	$0.1875
Second	59.890	46.300	0.1875
Third	47.400	35.870	0.1875
Fourth	46.850	33.400	0.1875

The number of holders of record of Schlumberger common stock at December 31, 2003, was approximately 24,770. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Schlumberger Treasury. US stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

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

32 / SLB	2003 FORM 10-K

Part II, Item 7

New Accounting Standards

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

In November 2002, FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) was issued. It requires certain accounting and disclosures of guarantees to third parties including indebtedness. The interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of this interpretation did not have a material effect on Schlumberger’s financial position or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21 (Accounting for Revenue Arrangements with Multiple Deliverables). This EITF establishes the criteria for recognizing revenue in arrangements when several deliverables are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on Schlumberger’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). FIN 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternative, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Schlumberger does not believe that the adoption of this statement will have a material effect on the financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (Amendment of Statement 133 on Derivative Instruments and Hedging Activities) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities). SFAS 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this new standard did not have a material impact on Schlumberger’s results of operations or financial position.

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

In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-1 (Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of

33 / SLB	2003 FORM 10-K

Part II, Item 7, 7A

2003). The statement permits the deferral of accounting related to the effects of the legislation until the earlier of issuance of final accounting guidance by the FASB or a significant plan amendment/curtailment event requiring remeasurement, occurring after January 31, 2004. Schlumberger expects the new legislation will reduce future postretirement medical costs.

Forward-looking Statements

This 10-K report, the fourth quarter and full year 2003 earnings release, associated web-based publications and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, expected capex and depreciation and amortization charges, the capitalizing of multiclient survey costs and the acquisition of new multiclient surveys, the funding of pension plans and related pension expense, the likelihood and timing of and the benefits to be derived from divestitures, conditions in the oilfield service business, including activity levels during 2004 and higher E&P investment, production increases in non-OPEC areas, issues affecting the seismic industry, including sales pertaining to Q technology, continued deepwater drilling activity, benefits from contract awards, future results of operations, pricing, future effective tax rates and our expectations regarding the sale of our remaining investment in Atos Origin shares. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy; changes in exploration and production spending by major oil companies; recovery of activity levels, improved pricing and realization of cost reduction and cost savings targets associated with the seismic business; market acceptance of Q seismic technology; general economic and business conditions in key regions of the world, including Argentina; political and economic uncertainty in Venezuela and Nigeria and further socio-political unrest in the Persian Gulf and/or Asia; the market in Atos Origin shares; our ability to complete and benefits to be derived from other divestitures; our ability to achieve growth objectives in IT solutions to upstream E&P business; continued growth in the demand for smart cards and related products; our ability to meet our identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures; potential contributions to pension plans; and other factors detailed in our fourth quarter and full year 2003 earnings release, this Report and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

Schlumberger does not believe it has a material exposure to interest rate and currency market risks. Schlumberger manages the exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs. With regard to foreign currency fluctuations, Schlumberger enters into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions in foreign currencies. Schlumberger does not enter into foreign currency or interest rate transactions for speculative purposes.

With respect to equity market risks, Schlumberger’s investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale, or restricted from sale, and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations. As of December 31, 2003, the carrying value of the available-for-sale and restricted equity securities was $92 million (December 31, 2002: $283 million).

The process of determining the fair values of the privately held equity investments inherently requires certain assumptions and subjective judgments. These valuation assumptions and judgments include

34 / SLB	2003 FORM 10-K

Part II, Item 7A, 8

consideration of: (1) the investee’s earnings and cash flow position, cash flow projections, and rate of cash consumption; (2) recent rounds of equity infusions; (3) the strength of the investee’s management; and (4) valuation data provided by the investee that may be compared with data for peers. Schlumberger has and may continue to record impairment losses and write-down the carrying value of certain equity investments when the declines in fair value are other-than-temporary. Investment impairment charges recognized in 2003 and 2002 were $81 million and $0, respectively. Schlumberger’s policy is not to hedge equity price risk.

Item 8    Financial Statements and Supplementary Data

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in thousands except per share amounts)

Year Ended December 31,	2003	2002	2001

Revenue
Operating	$13,892,604	$13,117,562	$13,755,926
Interest and other income	166,493	139,068	242,258

	14,059,097	13,256,630	13,998,184

Expenses
Cost of goods sold and services	11,419,873	13,525,742	10,816,096
Research & engineering	556,124	595,675	653,928
Marketing	350,996	353,622	396,312
General	662,224	640,641	660,092
Debt extinguishment costs	167,801	–	–
Interest	334,336	367,973	384,896

	13,491,354	15,483,653	12,911,324

Income (Loss) from continuing operations before taxes and minority interest	567,743	(2,227,023)	1,086,860
Taxes on income	209,386	282,070	564,461

Income (Loss) from continuing operations before minority interest	358,357	(2,509,093)	522,399
Minority interest	114,200	91,879	(28,545)

Income (Loss) from Continuing Operations	472,557	(2,417,214)	493,854
Income (Loss) from Discontinued Operations	(89,555)	97,219	28,363

Net Income (Loss)	$383,002	$(2,319,995)	$522,217

Basic earnings per share:
Income (Loss) from Continuing Operations	$0.81	$(4.18)	$0.86
Income (Loss) from Discontinued Operations	(0.15)	0.17	0.05

Net Income (Loss)	0.66	(4.01)	0.91
Add back amortization of goodwill	–	–	0.50

Adjusted earnings (loss) per share	$0.66	$(4.01)	$1.41

Diluted earnings per share:
Income (Loss) from Continuing Operations	$0.81	$(4.18)	$0.85
Income (Loss) from Discontinued Operations	(0.15)	0.17	0.06

Net Income (Loss)	0.66	(4.01)	0.91
Add back amortization of goodwill	–	–	0.50

Adjusted earnings (loss) per share	$0.66	$(4.01)	$1.41

Average shares outstanding	583,904	578,588	574,328
Average shares outstanding assuming dilution	586,491	578,588	580,214

See the Notes to Consolidated Financial Statements

35 / SLB	2003 FORM 10-K

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
December 31,	2003	2002

ASSETS
Current Assets
Cash	$234,192	$168,110
Short-term investments	2,874,781	1,567,906
Receivables less allowance for doubtful accounts
(2003 – $128,199; 2002 – $172,871)	2,568,425	3,489,406
Inventories	796,559	1,043,057
Deferred taxes	315,350	435,887
Other current assets	341,973	481,074
Assets held for sale	3,237,841	–

	10,369,121	7,185,440
Fixed Income Investments, held to maturity	223,300	407,500
Investments in Affiliated Companies	776,965	687,524
Fixed Assets less accumulated depreciation	3,799,711	4,663,756
Multiclient Seismic Data	505,784	1,018,483
Goodwill	3,284,254	4,229,993
Intangible Assets	403,319	558,664
Deferred Taxes	316,277	147,013
Other Assets	362,595	536,822

	$20,041,326	$19,435,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,247,545	$4,580,762
Estimated liability for taxes on income	807,938	625,058
Dividend payable	110,511	109,565
Long-term debt – current portion	889,678	452,577
Bank & short-term loans	521,490	682,956
Liabilities held for sale	1,217,568	–

	6,794,730	6,450,918
Long-term Debt	6,097,418	6,028,549
Postretirement Benefits	614,850	544,456
Other Liabilities	254,709	251,607

	13,761,707	13,275,530

Minority Interest	398,330	553,527

Stockholders’ Equity
Common Stock	2,258,488	2,170,965
Income retained for use in the business	5,505,744	5,560,712
Treasury stock at cost	(1,508,239)	(1,578,358)
Accumulated other comprehensive loss	(374,704)	(547,181)

	5,881,289	5,606,138

	$20,041,326	$19,435,195

See the Notes to Consolidated Financial Statements

36 / SLB	2003 FORM 10-K

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in thousands)
Year Ended December 31,	2003	2002	2001

Cash flows from operating activities:
Income (loss) from continuing operations	$472,557	$(2,417,214)	$493,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization[1]	1,570,851	1,533,406	1,875,559
Gain on the sale of Grant Prideco stock	(1,320)	–	–
Non-cash charges and gains on sale of businesses	439,976	3,196,923	271,174
Gain on sale of drilling rigs	–	(86,858)	–
Earnings of companies carried at equity, less dividends received	(74,596)	(64,280)	(61,715)
Deferred taxes	(12,286)	(48,702)	17,595
Provision for losses on accounts receivable	53,303	66,425	56,619
Change in operating assets and liabilities:
(Increase) decrease in receivables	(74,118)	542,669	(907,535)
Decrease (increase) in inventories	96,606	72,383	(259,290)
(Increase) decrease in other current assets	(47,274)	47,938	(8,048)
(Decrease) increase in accounts payable and accrued liabilities	(535,121)	(592,878)	204,751
Increase in estimated liability for taxes on income	175,857	28,470	12,626
Increase in postretirement benefits	70,394	39,659	28,417
Other – net	(21,830)	(144,158)	(162,602)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,112,999	2,173,783	1,561,405

Cash flows from investing activities:
Purchases of fixed assets	(1,025,264)	(1,357,741)	(2,036,508)
Multiclient seismic data capitalized	(149,765)	(344,705)	(416,188)
Capitalization of intangible assets	(77,104)	(169,354)	(29,782)
Sales/retirements of fixed assets & other	213,895	276,022	30,824
Sale of Grant Prideco stock	105,590	–	–
PIGAP settlement	58,000	–	–
Proceeds from the sale of Hanover Compressor note	176,955	–	–
Acquisition of Sema plc	–	(132,155)	(4,778,498)
Other business acquisitions	–	(44,431)	(452,951)
Other acquisition related payments	–	(70,340)	–
Proceeds from business divestitures	298,674	259,271	902,953
Proceeds from the sale of drilling rigs	58,100	95,000	–
Option payment on sale of drilling rigs	–	24,900	–
Sale (purchase) of investments, net	(1,145,700)	51,334	2,430,911

NET CASH USED IN INVESTING ACTIVITIES	(1,486,619)	(1,412,199)	(4,349,239)

Cash flows from financing activities:
Dividends paid	(437,023)	(433,134)	(430,328)
Proceeds from employee stock purchase plan	132,741	107,810	78,965
Proceeds from exercise of stock options	39,752	67,275	42,795
Proceeds from issuance of convertible debentures (net of fees)	1,399,612	–	–
Payment of debt extinguishment costs	(167,801)	–	–
Proceeds from issuance of long-term debt	2,041,304	933,709	4,815,028
Payments of principal on long-term debt	(3,399,773)	(1,179,321)	(2,092,670)
Net (decrease) increase in short-term debt	(167,150)	(308,623)	370,608

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(558,338)	(812,284)	2,784,398

Discontinued operations	(8,415)	34,520	32,796

Net increase (decrease) in cash before translation effect	59,627	(16,180)	29,360
Translation effect on cash	6,455	6,586	(12,374)
Cash, beginning of year	168,110	177,704	160,718

Cash, end of year	$234,192	$168,110	$177,704

I.	Includes multiclient seismic data costs.

See the Notes to Consolidated Financial Statements

37 / SLB	2003 FORM 10-K

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)

Balance, January 1, 2001	$1,963,905	$(1,752,961)	$8,223,476	$–	$–	$(139,204)	$732,550

Translation adjustment						(171,930)	$(171,930)
RMS disposition						73,865	73,865
Derivatives marked to market				(49,569)			(49,569)
Sales to optionees less shares exchanged	17,130	25,420
Shares granted to Directors	156	89
Proceeds from employee stock plans	46,397	32,568
Net income			522,217				522,217
Dividends declared ($0.75 per share)			(430,927)
Tax benefit on stock options	17,849

Balance, December 31, 2001	2,045,437	(1,694,884)	8,314,766	(49,569)	–	(237,269)	$374,583

Translation adjustment						(55,422)	$(55,422)
Reed Hycalog disposition						22,063	22,063
Derivatives marked to market				(33,291)			(33,291)
Minimum pension liability (US/UK Plans)					(313,564)		(313,564)
Tax benefit on minimum pension liability					110,000		110,000
Investment in Grant Prideco stock				9,871			9,871
Sales to optionees less shares exchanged	25,410	41,671
Shares granted to Directors	129	65
Proceeds from employee stock plans	58,056	49,754
Net loss			(2,319,995)				(2,319,995)
Dividends declared ($0.75 per share)			(434,059)
Technoguide acquisition	34,496	25,036
Tax benefit on stock options	7,437

Balance, December 31, 2002	2,170,965	(1,578,358)	5,560,712	(72,989)	(203,564)	(270,628)	$(2,580,338)

Translation adjustment						201,503	$201,503
Derivatives marked to market				60,356			60,356
Minimum pension liability (US/UK Plans)					(114,236)		(114,236)
Tax benefit on minimum pension liability					34,725		34,725
Sale of investment in Grant Prideco stock				(9,871)			(9,871)
Sales to optionees less shares exchanged	15,335	24,271
Shares granted to Directors	81	65
Proceeds from employee stock plans	51,302	45,783
Cost of employee stock plans	13,229
Net income			383,002				383,002
Dividends declared ($0.75 per share)			(437,970)
Tax benefit on stock options	7,576

Balance, December 31, 2003	$2,258,488	$(1,508,239)	$5,505,744	$(22,504)	$(283,075)	$(69,125)	$555,479

See the Notes to Consolidated Financial Statements

38 / SLB	2003 FORM 10-K

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

SHARES OF COMMON STOCK

	Issued	In Treasury	Shares Outstanding

Balance, January 1, 2001	667,085,793	(94,361,099)	572,724,694
Employee stock purchase plan	–	1,752,833	1,752,833
Shares granted to Directors	–	4,800	4,800
Shares sold to optionees	8,385	1,399,686	1,408,071

Balance, December 31, 2001	667,094,178	(91,203,780)	575,890,398
Employee stock purchase plan	–	2,677,842	2,677,842
Shares granted to Directors	–	3,500	3,500
Shares sold to optionees	10,490	2,243,400	2,253,890
Acquisition of Technoguide	–	1,347,485	1,347,485

Balance, December 31, 2002	667,104,668	(84,931,553)	582,173,115
Employee stock purchase plan	–	2,464,088	2,464,088
Shares granted to Directors	–	3,500	3,500
Shares sold to optionees	1,320	1,306,305	1,307,625

Balance, December 31, 2003	667,105,988	(81,157,660)	585,948,328

See the Notes to Consolidated Financial Statements

39 / SLB	2003 FORM 10-K

Part II, Item 8

Notes to Consolidated Financial Statements

1.    Business Description

Founded in 1927, Schlumberger Limited is a global technology services company consisting of four business segments: first, Schlumberger Oilfield Services, one of the leading providers of technology services and solutions to the international petroleum industry; second, WesternGeco provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management; WesternGeco is 70% owned by Schlumberger and 30% owned by Baker Hughes; third, SchlumbergerSema, an IT services company providing consulting and systems integration services, and network and infrastructure solutions, primarily to the global energy sector, and other regional markets spanning the finance and public sectors and fourth, the Other business segment which principally comprises the Axalto (Smart Cards and Point-of-Sale Terminals), Electricity Meters, Business Continuity, Infodata, Telecom Software Products, Water Services, Essentis and Payphones businesses, all of which are in active divestiture negotiations.

On September 22, 2003, Schlumberger announced the signing of an agreement with Atos Origin for the sale of the SchlumbergerSema business. The sale closed on January 29, 2004.

2.    Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger Limited and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.

Discontinued Operations

In July 2003, Schlumberger completed the sale of its NPTest semiconductor testing business to a partnership led by Francisco Partners and Shah Management. The proceeds were $220 million in cash. Additionally, the partnership has a contingent obligation to make a further payment to Schlumberger upon a subsequent qualifying disposition or an initial public offering of NPTest by the partnership, under certain circumstances. The results of NPTest are reported as Discontinued Operations in the Consolidated Statement of Income and include a net loss of $12 million on the sale. The net assets were $202 million.

In August 2003, Schlumberger completed the sale of its Verification Systems business by a proceed-free management buyout. The results of Verification Systems are reported as Discontinued Operations in the Consolidated Statement of Income and include a net loss of $18 million on the sale. The net assets were $17 million.

In October 2003, Schlumberger completed the sale of its e-City ‘pay & display’ parking solutions business to Apax Partners. The proceeds were $84 million in cash. The results of e-City are reported as Discontinued Operations in the Consolidated Statement of Income and include a net loss of $56 million on the sale. The net assets were $120 million, including a $65 million allocation of goodwill.

In December, 2002, Schlumberger completed the sale of its Reed Hycalog drillbits business. The proceeds included $259 million in cash and 9.7 million shares of Grant Prideco common stock with a value of $103 million. The results for the Reed Hycalog operations are reported as Discontinued Operations in the Consolidated Statement of Income and, in 2002, include results of operations of $32 million and gain on sale of $66 million. The net assets were $185 million.

40 / SLB	2003 FORM 10-K

Part II, Item 8

Revenue and operating income (loss) from discontinued operations for 2003, 2002 and 2001 were as follows:

(Stated in thousands)

	2003	2002	2001

e-City:
Revenue	$99,388	$124,500	$121,575
Operating income (loss)	$(4,328)	$(1,224)	$7,826
NPTest & Verification Systems:
Revenue	$120,318	$240,113	$180,865
Operating income (loss)	$967	$909	$(11,045)
Reed Hycalog:
Revenue	$–	$212,433	$244,639
Operating income	$–	$31,553	$31,582

Principles of Consolidation

The Consolidated Financial Statements include the accounts of majority-owned subsidiaries. Significant 20% – 50% owned companies are carried on the equity method and classified in Investments in Affiliated Companies. The pro rata share of Schlumberger after-tax earnings is included in Interest and other income. All inter-company accounts and transactions have been eliminated.

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

41 / SLB	2003 FORM 10-K

Part II, Item 8

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

Multiple Element Arrangement and Collectibility

Many sales are generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on the relative fair value of each element and when the delivered elements have stand alone value to the customers.

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

Translation of Non-US Currencies

The Oilfield Services and WesternGeco segments functional currency is primarily the US dollar. The SchlumbergerSema segment and Other segment functional currencies are primarily local currencies. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger’s policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 2003 results were transaction gains of $1 million, compared with losses of $2 million and $7 million in 2002 and 2001, respectively.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit partially offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2003, contracts were outstanding for the US dollar equivalent of $2.2 billion in various foreign currencies. These contracts mature on various dates in 2004.

42 / SLB	2003 FORM 10-K

Part II, Item 8

Investments

Both short-term investments and fixed income investments, held to maturity comprise primarily eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, substantially all denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Substantially all the investments designated as held to maturity that were purchased and matured during the year had original maturities of less than three months. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on such securities at December 31, 2003 were not significant.

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

Capitalized Software

The costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established, generally when all of the planning, designing, coding and testing activities that are necessary in order to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements are completed. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overheads. Total capitalized internally developed software costs was $47 million at December 31, 2003 of which $33 million was deferred in 2003.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on the greater of the straight-line method or the sales ratio method over the estimated useful life. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

Schlumberger capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs and interest costs. The costs of internally developed software is amortized on a straight-line basis over the estimated useful life which is principally 6 years.

43 / SLB	2003 FORM 10-K

Part II, Item 8

Impairment of Long-lived Assets

On an annual basis Schlumberger reviews the carrying value of its long-lived assets, including goodwill, intangible assets and investments. In addition, whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable, a review is performed. Schlumberger assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Approximately $2.3 billion of consolidated income retained for use in the business on December 31, 2003 represented undistributed earnings of consolidated subsidiaries and the pro rata Schlumberger share of 20% –50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

Concentration of Credit Risk

Schlumberger’s financial instruments which potentially subject the company to concentration of credit risk consist primarily of accounts receivable. Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income, as adjusted for the interest on convertible debentures unless the adjustment is anti-dilutive, by the average number of common shares outstanding assuming dilution, the calculation of which assumes (i) that all stock options which are in the money are exercised at the beginning of the period and the proceeds used, by Schlumberger, to purchase shares at the average market price for the period, and (ii) the convertible debentures have been converted unless the effect is anti-dilutive.

44 / SLB	2003 FORM 10-K

Part II, Item 8

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

(Stated in thousands except per share amounts)
	Income (loss) from Continuing Operations	Average Shares Outstanding	Earnings (loss) Per Share from Continuing Operations

2003
Basic	$472,557	583,904	$0.81

Dilutive effect of convertible debentures	15,938	10,566
Dilutive effect of options		2,587

	$488,495	597,057	$0.82
less: Anti-dilutive effect of convertible debentures	(15,938)	(10,566)	(0.01)

Diluted	$472,557	586,491	$0.81

2002
Basic	$(2,417,214)	578,588	$(4.18)

Dilutive effect of options		–

Diluted[1]	$(2,417,214)	578,588	$(4.18)

2001
Basic	$493,854	574,328	$0.86

Dilutive effect of options		5,886

Diluted	$493,854	580,214	$0.85

1.	There is no dilution of shares or earnings per share in 2002 due to the net loss.

Adjusted Net Income

The following is a reconciliation of reported net income (loss) to adjusted net income (loss) following the adoption of SFAS 142 (Goodwill and Other Intangible Assets) on January 1, 2002.

(Stated in thousands)
	2003	2002	2001

Reported Net Income (Loss)	$383,002	$(2,319,995)	$522,217
Goodwill amortization	–	–	291,574

Adjusted Net Income (Loss)	$383,002	$(2,319,995)	$813,791

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

45 / SLB	2003 FORM 10-K

Part II, Item 8

In November 2002, FASB Interpretation No. 45 (Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) was issued. It requires certain accounting and disclosures of guarantees to third parties including indebtedness. The interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of this interpretation did not have a material effect on Schlumberger’s financial position or results of operations.

In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21 (Accounting for Revenue Arrangements with Multiple Deliverables). This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on Schlumberger’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). FIN 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternative, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. Schlumberger does not believe that the adoption of this statement will have a material effect on the financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (Amendment of Statement 133 on Derivative Instruments and Hedging Activities) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities). SFAS 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this new standard did not have a material impact on Schlumberger’s results of operations or financial position.

In May 2003, the Financial Accounting Standards Board, issued SFAS No. 150, (Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The Standard specifies that instruments within its scope embody obligations of the issues and therefore, the issuer must classify them as liabilities. The Standard was effective July 1, 2003, and had no material effect on Schlumberger’s financial position.

In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-1 (Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003). The statement permits the deferral of accounting related to the effects of the legislation until the earlier of issuance of final accounting guidance by the FASB or a significant plan amendment/curtailment event requiring remeasurement, occurring after January 31, 2004. Schlumberger expects the new legislation will significantly reduce future postretirement medical costs.

3.    Hanover Compressor Company

In August 2001, Schlumberger sold its Oilfield Services worldwide gas compression activity to Hanover Compressor Company. The proceeds included 8.7 million shares of Hanover Compressor common stock, with a value at closing of $173 million, which is restricted from marketability until August 30, 2004, and a $150 million long-term subordinated note maturing December 15, 2005.

46 / SLB	2003 FORM 10-K

Part II, Item 8

In the fourth quarter of 2003, Schlumberger sold the subordinated note for $177 million and realized a pretax gain of $32 million ($20 million after-tax).

At December 31, 2003 the carrying value of Schlumberger’s investment in Hanover Compressor common stock exceeded the market value. As required by generally accepted accounting principles (SFAS 115), Schlumberger wrote down its investment to the fair market value of $91.4 million at December 31, 2003 and recorded a pretax and after-tax charge of $81.2 million.

As part of the sale agreement, Hanover Compressor had an option to put its interest in the PIGAP II joint venture in Venezuela back to Schlumberger if certain financing conditions were not met. Hanover Compressor did not exercise this option.

4.    Charges – Continuing Operations

Schlumberger recorded the following charges/credits in continuing operations:

In December 2003, a pretax gain of $32 million ($20 million after-tax, $0.03 per share – diluted) resulting from the sale of the Hanover Compressor note. The pretax gain is classified in Interest and other income in the Consolidated Statement of Income.

In December 2003, a pretax and after-tax charge of $81 million ($0.13 per share – diluted) relating to the write-down to fair market value of Schlumberger’s investment in Hanover Compressor common stock. The write-down was required by SFAS 115 as the decline in the market value of the stock is “other than temporary” and is classified in Cost of goods sold and services in the Consolidated Statement of Income.

In September 2003, a pretax multiclient library impairment charge of $398 million ($205 million, $0.34 per share – diluted, after a tax credit of $106 million and a minority interest of $88 million), following an evaluation of current and expected future conditions in the seismic sector, a pretax seismic vessel impairment charge of $54 million ($38 million, $0.06 per share – diluted, after a minority interest credit of $16 million) and a $31 million pretax and after-tax gain ($0.05 per share – diluted) on the sale of a drilling rig. The pretax amounts are classified in Cost of goods sold and services in the Consolidated Statement of Income.

Between June 12 and July 22, 2003 subsidiaries of Schlumberger launched and concluded tender offers to acquire three series of outstanding European bonds; $1.3 billion of principal was repurchased for a total cost of $1.5 billion, which included the premium, and issuing and tender costs. The total charge on the tenders was $168 million, of which $81.5 million was recorded in the second quarter of 2003, when the first tender closed, with the balance of $86.3 million recorded in the third quarter of 2003.

The total of the above 2003 charges was $440 million. A summary is as follows:

(Stated in millions)
Gain on sale of Hanover Compressor note	$(32)
Write-down of Hanover Compressor stock	81
Multiclient seismic library impairment	398
Seismic vessel impairment	54
Gain on sale of rig	(31)
Bond repurchase premium and costs	168

Charges before tax and Minority interest	638
Tax	(94)
Minority interest	(104)

$440

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

47 / SLB	2003 FORM 10-K

Part II, Item 8

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

The total of the above 2002 charges was $3,168 million. A summary, including the gain on the sale of drilling rigs of $87 million, is as follows:

Goodwill impairment	$2,638
Intangibles impairment	147
SchlumbergerSema severance & other	97
WesternGeco severance & other	117
Multiclient seismic library impairment	184
Other	42

Charges before tax and minority interest	3,225
Tax[1]	33
Minority interest	(90)

3,168
Gain on sale of drilling rigs	(87)

$3,081

1.	Includes deferred tax valuation allowance of $94 million.

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

In December 2001, a pretax credit of $119 million (net – $5 million after-tax and minority interest, $0.01 per share – diluted), consisting primarily of the following:

•	A credit of $223 million ($117 million after-tax) from the sale of the former Resource Management Services North American Water division.

•	A pretax charge of $43 million ($37 million after-tax) for employee termination costs, principally in Europe and the US, related to Oilfield Services and SchlumbergerSema in response to the prevailing business conditions.

•	A tax charge for reorganization costs of $29 million.

48 / SLB	2003 FORM 10-K

Part II, Item 8

•	A further pretax charge of $28 million ($20 million after-tax) related to the second quarter estimated loss on the divestiture of certain Resource Management Services businesses following the actual closing in the fourth quarter.

•	A $33 million pretax asset write-down ($23 million after-tax and minority interest) for technological impairment related to certain Land seismic assets in the newly formed joint venture.

In September 2001, a pretax credit of $42 million (after-tax $3 million) representing the gain on the sale of the worldwide gas compression business, partially offset by an impairment charge relating to the expected disposition of certain activities. The proceeds from the sale of the worldwide gas compression business included $274 million in cash, a $150 million long-term subordinated note and newly issued Hanover Compressor Company shares with a value of $173 million. The shares have a three year marketability restriction. As part of the transaction, Schlumberger agreed that the financing of a certain joint venture project (PIGAP II) would be non-recourse to the buyer and would be executed prior to December 31, 2002. Accordingly, Schlumberger was obligated with respect to the financing to guarantee 30% (approximately $80 million) until the project was completed in late 2002. If as of December 31, 2002 refinancing had not become non-recourse to the buyer or the project has not achieved substantial completion, the buyer has an option to put its interest in such joint venture back to Schlumberger. The gain on the sale of this joint venture was deferred and recognized in 2003.

In June 2001, a charge of $280 million ($0.48 per share – diluted) for the estimated impairment charge from the disposition of certain Resource Management Services businesses (Electricity and Water outside North America and worldwide Gas businesses). This charge included the write-off of goodwill ($139 million) and cumulative translation adjustment ($79 million).

In March 2001, a charge of $25 million ($0.04 per share – diluted) for in-process research and development related to the Bull CP8 acquisition.

The above 2001 pretax amounts are recorded: an aggregated $119 million charge in Cost of goods sold and services, a $25 million charge in Research & engineering and a $10 million credit in Minority interest.

An analysis of the December 2002 pretax severance and facility charges is as follows:

($ stated in millions)

	Severance		Facilities Amount
	Amount	People

Charges	$94.5	3,492	$42.8
Paid in December 2002	32.9	1,643	6.6

Balance December 31, 2002	61.6	1,849	36.2
Paid/reversed in 2003	60.6	1,841	25.1

Balance December 31, 2003	$1.0	8	$11.1

At December 31, 2003, the Severance balance of $1.0 million is classified as Accounts Payable and Accrued Liabilities and the Facilities balance of $11.1 million is classified in Liabilities held for sale on the Consolidated Balance Sheet.

The December 2001 charge included severance costs of $41 million (775 people) which have been paid.

5.    Acquisitions

Acquisition of Sema plc

On April 6, 2001, the offer for the shares of Sema plc was declared unconditional in all respects. The aggregate consideration for the acquisition of 100% of the issued Sema shares was $5.15 billion (including expenses of the transaction) which was financed from existing cash resources and borrowings under a $3 billion credit facility.

49 / SLB	2003 FORM 10-K

Part II, Item 8

The aggregate value of goodwill and identifiable intangibles comprised the following:

(Stated in billions)

Cost (including expenses)	$5.15
Purchase accounting adjustments	0.34
Net tangible assets acquired	(0.30)

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

Other Acquisitions

During 2002, subsidiaries of Schlumberger acquired the following:

•	In March, Inside Reality, a Norwegian based company specializing in virtual reality technology for the oil and gas industry. The acquisition price was $18 million in cash. Assets acquired included intangible assets of $18 million.

•	In April, DBR International Inc., a Canadian based company which manufacturers fluid analysis equipment and provides fluid analysis consulting services to the oil and gas industry. The acquisition price was $12 million in cash. Assets acquired included $6 million of goodwill.

•	In April, A. Comeau and Associates, a Canadian based provider of electrical engineering products and services for artificially lifted wells. The purchase price was $6 million in cash. Assets acquired included goodwill of $6 million.

•	In December, Technoguide AS, a software leader in the reservoir modeling domain. The purchase price was $68 million comprising of $8 million in cash and 1.35 million shares of Schlumberger stock valued at $60 million. Assets acquired included goodwill of $23 million and $44 million of intangible assets (primarily Intellectual Property).

These acquisitions were accounted for using the purchase method of accounting.

During 2001, subsidiaries of Schlumberger acquired the following:

•	In March, Bull CP8, a market leader in microprocessor-based smart cards and associated systems applications for the banking, mobile communications and network security industries. The acquisition price was $313 million in cash. Assets acquired included identifiable intangibles (primarily patents) of $136 million and goodwill of $140 million. In-process R&D, which aggregated $25 million, was charged to expense in the first quarter.

•	In June, Infosynergy ASA, a Norwegian based company specializing in customer information and billing systems integration. The acquisition price was $29 million in cash. Assets acquired included goodwill of $29 million.

50 / SLB	2003 FORM 10-K

Part II, Item 8

•	In September, Sensor Highways Limited, a UK based market leader in the design, manufacture and deployment of a new generation of fiber optic sensors specializing in real-time data solutions to the oil and gas, process and power distribution industries. The acquisition price was $100 million, consisting of $70 million in cash and $30 million in notes. Assets acquired included identifiable intangibles of $48 million and goodwill of $50 million.

•	In September, Phoenix Petroleum Services, a UK based leader in providing tools, technologies and techniques for optimizing production in artificially lifted wells, particularly those using submersible pumps. The acquisition price was $33 million in cash. Assets acquired included goodwill of $26 million.

These acquisitions were accounted for using the purchase method of accounting.

Pro forma results pertaining to the above acquisitions are not presented as the impact was not significant.

6.    Sale of SchlumbergerSema to Atos Origin

On September 22, 2003, Schlumberger announced the signing of an agreement with Atos Origin for the sale of the SchlumbergerSema business.

On January 29, 2004 the sale transaction was completed. As consideration for the transaction, Schlumberger received €443 million ($550 million) in cash which included a working capital adjustment, and 19.3 million shares of common stock of Atos with a value of €1.02 billion ($1.275 billion), which represented approximately 29% of the outstanding common shares of Atos Origin after the transaction was completed. Schlumberger expects the result of the sale will be a gain which will be recorded as part of Discontinued Operations in the first quarter of 2004.

On February 2, 2004 Schlumberger sold 9.6 million of the Atos Origin shares for a net consideration of €500 million ($625 million). As a result of this sale, Schlumberger’s investment was reduced to approximately 15% of the outstanding common shares of Atos Origin. Schlumberger will account for the remaining investment in Atos Origin on the cost method.

7.    Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on December 31, 2003 and 2002 was $657 million and $592 million, respectively. Schlumberger’s equity income from this joint venture in 2003 was $52 million, $48 million in 2002 and $51 million in 2001.

8.    Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments which are considered trading (December 31, 2003 – $151 million; December 31, 2002 – $0).

Fixed income investments of $223 million mature in 2005.

On December 31, 2003, there were no interest rate swap arrangements outstanding related to investments. Interest rate swap arrangements had no material effect on consolidated interest income.

9.    Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, and subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $224 million at December 31, 2003 and $155 million at December 31, 2002. Unless extended by amendment, the agreement expires in September 2004.

51 / SLB	2003 FORM 10-K

Part II, Item 8

10.    Inventory

A summary of inventory follows:

(Stated in millions)

As at December 31	2003	2002

Raw Materials & Field Materials	$778	$1,010
Work in Process	96	118
Finished Goods	62	138

	936	1,266
Less reserves for obsolescence	139	223

	$797	$1,043

11.    Assets held for sale and Liabilities held for sale

On September 22, 2003, Schlumberger announced the signing of an agreement, with Atos Origin, for the sale of its SchlumbergerSema business. On January 29, 2004 the sale transaction was completed. In accordance with generally accepted accounting principles, the assets and liabilities which will be eliminated from the Schlumberger Consolidated Balance Sheet subsequent to the sale have been aggregated and presented on the Consolidated Balance Sheet at December 31, 2003 as Assets held for sale ($3.24 billion) and Liabilities held for sale ($1.22 billion).

An analysis of the Assets and Liabilities held for sale is as follows:

(Stated in millions)

Assets held for sale
Receivables	$978
Inventories	37
Other current assets	159
Fixed assets	481
Goodwill	1,334
Intangible assets	158
Deferred taxes	35
Other assets	56

$3,238

Liabilities held for sale
Accounts payable and accrued liabilities	$1,066
Liability for taxes on income	14
Other liabilities	133
Minority interest	5

$1,218

12.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

As at December 31,	2003	2002

Land	$56	$63
Buildings & Improvements	1,239	1,225
Machinery & Equipment	9,682	10,314

Total cost	10,977	11,602
Less accumulated depreciation	7,177	6,938

	$3,800	$4,664

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 12% is being depreciated over 16 to 25 years, 10% over 10 to 15 years and 78% over 2 to 9 years.

52 / SLB	2003 FORM 10-K

Part II, Item 8

13.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

	2003	2002

Balance at beginning of year	$1,018	$1,029
Capitalized in year	150	345
Charged to cost of sales	(263)	(172)
Impairment, charged to income	(399)	(184)

Balance at end of year	$506	$1,018

14.    Goodwill

In June 2001, SFAS 142 (Goodwill and Other Intangible Assets) was issued, and adopted by Schlumberger commencing January 1, 2002. Amortization of goodwill and workforce ceased with effect from January 1, 2002. Assembled workforce, net of deferred taxes, of $175 million was reclassified to Goodwill.

Amortization of goodwill and other intangibles included in Schlumberger’s results are as follows:

(Stated in millions)

	Pretax
	2003	2002	2001

Goodwill	$–	$–	$270
Workforce	–	–	32
Other intangibles	104	72	45

	$104	$72	$347

The change in the carrying amount of goodwill is as follows:

(Stated in millions)

	2003	2002

Balance at beginning of year	$4,230	$6,261
Reclassification of Assembled Workforce, net of deferred taxes[1]	–	175
Impairment, charged to income	–	(2,638)
Impact of change in exchange rates	488	370
Reclassified to Assets held for sale	(1,334)	–
Other, including acquisitions and divestitures	(100)	62

Balance at end of year	$3,284	$4,230

1.	Following adoption of SFAS 142 on January 1, 2002.

The changes in the carrying amount of goodwill by business segment in 2003 is as follows:

(Stated in millions)

	Oilfield Services	Western- Geco	Schlumberger Sema	Other	Total

Balance at beginning of year	$1,877	$215	$1,562	$576	$4,230
Other[1]	588	14	(228)	14	388
Reclassified to Assets held for sale	–	–	(1,334)	–	(1,334)

Balance at end of year	$2,465	$229	$–	$590	$3,284

1.	Including acquisitions, divestitures and impact of change in exchange rates.

53 / SLB	2003 FORM 10-K

Part II, Item 8

The changes in the carrying amount of goodwill by business segment in 2002 is as follows:

(Stated in millions)

	Oilfield Services	Western- Geco	Schlumberger Sema	Other	Total

Balance at beginning of year	$1,771	$209	$3,952	$329	$6,261
Reclasification of Assembled Workforce, net of deferred taxes	–	–	175	–	175
Impairment, charged to income	–	–	(2,618)	(20)	(2,638)
Other[1]	106	6	53	267	432

Balance at end of year	$1,877	$215	$1,562	$576	$4,230

1.	Including other acquisitions, divestitures and impact of change in exchange rates.

15.    Intangible Assets

A summary of intangible assets follows:

(Stated in millions)

As at December 31,	2003	2002

Gross book value	$796	$953
Less: Accumulated amortization	393	394

	$403	$559

The amortization charged to income was $104 million in 2003 and $118 million in 2002.

Intangible assets principally comprise patents, software, technology and other. At December 31, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

(Stated in millions)

	2003		2002
	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization	Amortization Periods

Software	$401	$146	$458	$164	5 – 10 years
Technology	178	76	242	81	5 – 10 years
Patents	171	143	174	124	5 – 10 years
Other	46	28	79	25	1 – 15 years

	$796	$393	$953	$394

The weighted average amortization period for all intangible assets is approximately 7.5 years.

Amortization charged to income for the subsequent five years is estimated, based on the December 31, 2003 Gross Book Value, to be 2004 – $99 million, 2005 – $77 million, 2006 – $61 million, 2007 – $47 million and 2008 – $37 million.

54 / SLB	2003 FORM 10-K

Part II, Item 8

16.    Long-term Debt

A summary of long-term debt by currency, analyzed by Bonds, Commercial Paper (CP) and Other, at December 31 follows:

(Stated in millions)

	2003				2002
	Bonds	CP	Others	Total	Bonds	CP	Others	Total

US dollar	$2,422	$1,475	$335	$4,232	$997	$724	$407	$2,128
Euro	665	6	284	955	1,399	442	237	2,078
UK pound	339	24	135	498	676	579	122	1,377
Canadian dollar	93	–	–	93	116	–	75	191
Japanese yen	–	–	46	46	–	–	58	58
Norwegian kroner	–	–	221	221	–	–	–	–
Other	–	–	52	52	–	–	197	197

	$3,519	$1,505	$1,073	$6,097	$3,188	$1,745	$1,096	$6,029

On June 9, 2003, Schlumberger Limited issued $850 million aggregate principal amount of 1.5% Series A Convertible Debentures due June 1, 2023 and $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. On July 2, 2003, Schlumberger Limited issued an additional $125 million aggregate principal amount of the Series A debentures pursuant to an option granted to the initial purchasers.

The debentures were sold to Citigroup Global Markets Inc. and Goldman, Sachs & Co. pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The debentures were resold, with registration rights, by the initial purchasers in transactions exempt from registration under Rule 144A of the Securities Act. The aggregate offering price of the debentures was $1.425 billion, the initial purchasers’ discount was $25.4 million and the net proceeds to Schlumberger Limited were $1.4 billion.

The Series A debentures and the Series B debentures are convertible, at the holders’ option, into shares of common stock of Schlumberger Limited. Holders of the Series A debentures may convert their debentures into common stock at a conversion rate of 13.8255 shares for each $1,000 principal amount of Series A debentures (equivalent to an initial conversion price of $72.33 per share). Holders of the Series B debentures may convert their debentures into common stock at a conversion rate of 12.5 shares for each $1,000 principal amount of Series B debentures (equivalent to an initial conversion price of $80.00 per share). Each conversion rate may be adjusted for certain events, but it will not be adjusted for accrued interest.

On or after June 6, 2008 (in the case of the Series A debentures) or June 6, 2010 (in the case of the Series B debentures), Schlumberger may redeem for cash all or part of the applicable series of debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2008, June 1, 2013, and June 1, 2018, holders of Series A debentures may require Schlumberger to repurchase their Series A debentures. On June 1, 2010, June 1, 2013 and June 1, 2018, holders of Series B debentures may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2008 (in the case of the Series A debentures) and June 1, 2010 (in the case of the Series B debentures) will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change, holders may require Schlumberger to repurchase all or a portion of their debentures, in cash or, at Schlumberger’s election, common stock valued at 99% of its market price or any combination of cash and common stock, at a repurchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the redemption date. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased.

55 / SLB	2003 FORM 10-K

Part II, Item 8

Between June 12 and July 22, 2003, certain subsidiaries of Schlumberger launched and concluded a tender offer on three of its outstanding European bonds. The companies bought back $1.3 billion of principal of these bonds for a total cost of $1.5 billion, which includes the premium, and issuing and tender costs. The total charge on the tender was $168 million.

Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed facilities maturing in more than one-year and the intent to maintain these obligations for longer than one year.

Long-term debt on December 31, 2003, is due as follows $552 million in 2005, $314 million in 2006, $1,755 million in 2007, $1,394 million in 2008 and $2,082 million thereafter.

On December 31, 2003, interest rate swap arrangements outstanding were: pay fixed/receive floating on US dollar debt of $500 million; pay fixed/receive floating on Japanese yen debt of $37 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements increased consolidated interest expense in 2003 by $30 million.

17.    Lines of Credit

On December 31, 2003, wholly owned subsidiaries of Schlumberger had separate lines of credit agreements aggregating $6.7 billion with commercial banks, of which $6.5 billion was committed and $2.6 billion was available and unused. It included $3.7 billion of committed facilities, which support borrowings under commercial paper programs in the United States and Europe, maturing in January 2007. On December 31, 2003 a principal subsidiary of Schlumberger in the United States canceled its $500 million 364-day backstop facility. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

18.    Derivative Instruments and Hedging Activities

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

At December 31, 2003, Schlumberger recognized a net $23 million charge in Stockholders’ Equity relating to derivative instruments and hedging activities. This charge was primarily due to the change in the fair market value of Schlumberger’s US interest rate swaps as a result of declining interest rates.

56 / SLB	2003 FORM 10-K

Part II, Item 8

19.    Capital Stock

Schlumberger is authorized to issue 1,500,000,000 shares of common stock, par value $0.01 per share, of which 585,948,328 and 582,173,115 shares were outstanding on December 31, 2003 and 2002, respectively. Schlumberger is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock and preferred stock are entitled to one vote for each share of stock held.

20.    Stock Compensation Plans

As of December 31, 2003, Schlumberger had two types of stock-based compensation plans, which are described below. Effective January 1, 2003, Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148. Schlumberger recorded stock option and discounted stock purchase plan (DSPP) expenses in the Consolidated Statement of Income starting in the third quarter of 2003 on a prospective basis for grants after January 1, 2003. The effect of this adoption on 2003 net income was $13 million ($0.02 per share). Schlumberger applies the intrinsic value method of APB 25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)

	2003	2002	2001

Net income (loss)
As reported	$383	$(2,320)	$522
Pro forma adjustments:
Cost of DSPP	(18)	(42)	(29)
Cost of Stock Options	(81)	(120)	(115)
Tax benefit	8	6	8

Pro forma	$292	$(2,476)	$386

Basic earnings (loss) per share
As reported	$0.66	$(4.01)	$0.91
Pro forma adjustments:
Cost of DSPP	(0.03)	(0.07)	(0.05)
Cost of Stock Options	(0.14)	(0.21)	(0.20)
Tax benefit	0.01	0.01	0.01

Pro forma	$0.50	$(4.28)	$0.67

Diluted earnings (loss) per share
As reported	$0.66	$(4.01)	$0.91
Pro forma adjustments:
Cost of DSPP	(0.03)	(0.07)	(0.05)
Cost of Stock Options	(0.14)	(0.21)	(0.20)
Tax benefit	0.01	0.01	0.01

Pro forma	$0.50	$(4.28)	$0.67

Stock Option Plans

During 2003, 2002, 2001 and in prior years, officers and key employees were granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option’s maximum term is generally ten years, and options generally vest in increments over four or five years, and with respect to the July 2003 grant awards were capped at 125% of exercise price.

57 / SLB	2003 FORM 10-K

Part II, Item 8

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 2003, 2002 and 2001: dividend of $0.75; expected volatility of 34%-37% for 2003 grants, 32%-36% for 2002 grants and 32-35% for 2001 grants; risk-free interest rates for the 2003 grants of 2.83%-3.51% for officers and all other employees; risk-free interest rates for the 2002 grants of 4.34%-5.25% for officers and 3.04%-4.73% for the 2002 grants to all other employees; risk-free interest rates for the 2001 grants of 4.91% for officers and 3.87%-5.01% for the 2001 grants to all other employees; and expected option lives of 4.71 years for officers and other employees for 2003 grants, expected option lives of 6.6 years for officers and 5.07 years for other employees for 2002 grants, expected option lives of 5.51 years for officers and 5.02 years for other employees for 2001 grants.

A summary of the status of the Schlumberger stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
Fixed Options	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	36,869,684	$57.03	32,836,340	$55.80	31,208,321	$54.43
Granted	3,460,150	$45.04	7,314,617	$55.14	4,110,468	$61.55
Exercised	(1,319,174)	$30.68	(2,296,593)	$30.02	(1,444,588)	$31.88
Forfeited	(1,454,113)	$66.92	(984,680)	$66.69	(1,037,861)	$71.27

Outstanding at year-end	37,556,547	$56.50	36,869,684	$57.03	32,836,340	$55.80

Options exercisable at year-end	23,460,758		21,142,473		19,724,680
Weighted-average fair value of options granted during the year	$10.30		$20.22		$21.51

The following table summarizes information concerning currently outstanding and exercisable options by five ranges of exercise prices on December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of 12/31/03	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of 12/31/03	Weighted- average exercise price

$ 3.831 – $22.073	86,503	1.83	$19.655	86,503	$19.655
$24.142 – $30.710	4,426,622	1.39	$27.624	4,426,622	$27.624
$30.795 – $44.843	4,637,754	3.94	$39.620	3,671,853	$39.197
$46.020 – $65.330	18,470,275	7.39	$54.843	7,326,837	$55.694
$71.315 – $82.348	9,935,393	5.28	$80.636	7,948,943	$80.659

	37,556,547	5.68	$56.497	23,460,758	$56.141

Employee Stock Purchase Plan

Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the Plan, employees can choose to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. Effective July 1, 2003 the purchase price of the stock was 92.5% of the lower of its beginning or end of the Plan year market price at six month intervals. Prior to July 1, 2003, the purchase price was 85% at one year intervals. Under the Plan, Schlumberger sold 2,464,088, 2,677,842 and 1,752,833 shares to employees in 2003, 2002 and 2001, respectively. Pro forma compensation cost has been computed for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001: Dividend of $0.75; expected volatility of 28% for 2003, 34% for 2002 and 36% for 2001; and risk-free interest rates of 0.75% for 2003, 1.74% for 2002, 3.03% for 2001. The weighted-average fair value of those purchase rights granted in 2003, 2002 and 2001, was $7.910, $13.324 and $15.540, respectively.

58 / SLB	2003 FORM 10-K

Part II, Item 8

21.    Income Tax Expense

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

In 2003, the pretax loss in the US included the WesternGeco multiclient impairment charge of $283 million and a net pretax charge of $32 million related to Hanover Compressor. In 2002, pretax book income in the US included gains from a business divestiture aggregating approximately $143 million. Pretax book income from continuing operations subject to US and non-US income taxes for each of the three years ended December 31, was as follows:

(Stated in millions)

	2003	2002	2001

United States	$(177)	$149	$714
Outside United States	745	(2,376)	373

Pretax income	$568	$(2,227)	$1,087

Schlumberger had net deferred tax assets at December 31, 2003 of $632 million including a valuation allowance of $325 million relating to a certain European net operating loss, and $583 million at December 31, 2002. Significant components of net deferred tax assets at December 31, 2003 included postretirement and other long-term benefits ($213 million), current employee benefits ($183 million), fixed assets, inventory and other ($194 million) and net operating losses ($367 million less a partial valuation allowance of $325 million). At December 31, 2002, it included postretirement and other long-term benefits ($200 million), current employee benefits ($225 million), fixed assets, inventory and other ($123 million) and net operating losses ($182 million less a valuation allowance of $147 million).

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)
	2003	2002	2001

Current:
United States – Federal	$96	$25	$342
United States – State	19	1	43
Outside United States	191	182	179

	$306	$208	$564

Deferred:
United States – Federal	$(128)	$28	$5
United States – State	(22)	2	3
Outside United States	(24)	(103)	(8)
Valuation allowance	77	147	–

	$(97)	$74	$–

Consolidated taxes on income	$209	$282	$564

Schlumberger reported several charges/credits in continuing operations in each of the three years. These are more fully described in the note Charges – Continuing Operations on page 48 of this Report. A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2003	2002	2001

US federal statutory (benefit) rate	35	(35)	35
US state income taxes	–	–	2
Non US income taxed at different rates	(16)	(6)	(5)
Valuation allowance	6	7	–
Charges and credits	12	47	20

Effective income tax rate	37	13	52

Schlumberger’s effective tax rate, excluding charges and credits, was 25%, 26% and 33% in 2003, 2002 and 2001 respectively.

59 / SLB	2003 FORM 10-K

Part II, Item 8

22.    Leases and Lease Commitments

Total rental expense was $532 million in 2003, $458 million in 2002 and $390 million in 2001. Future minimum rental commitments under noncancelable leases for years ending December 31 are: $344 million in 2004; $281 million in 2005; $241 million in 2006; $191 million in 2007; and $175 million in 2008. For the ensuing three five-year periods, these commitments decrease from $258 million to $3 million. The minimum rentals over the remaining terms of the leases aggregate to $24 million.

23.    Contingencies

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

24.    Segment Information

Schlumberger operates four reportable business segments: Oilfield Services (OFS), WesternGeco, SchlumbergerSema (SLSEMA) and Other. The current SchlumbergerSema segment only includes operations that were sold to Atos Origin on January 29, 2004. The segment information has been reclassified to conform to the current year presentation.

The Oilfield Services segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: North America is a major self-contained market; Latin America comprises regional markets that share a common dependence on the United States; Europe is a major self-contained market that includes the CIS and West Africa, whose economy is increasingly linked to that of Europe; Middle East & Asia includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. Schlumberger believes that all the products/services are interrelated and expects similar performance from each.

The WesternGeco segment provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers, as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. WesternGeco is 70% owned by Schlumberger and 30% owned by Baker Hughes.

The SchlumbergerSema segment falls into three clearly defined economic and geographic areas and is evaluated on the following basis: North and South America is a major self-contained market; Europe is a major

60 / SLB	2003 FORM 10-K

Part II, Item 8

self-contained market that includes the Middle East and Africa; Asia includes the remainder of the Eastern Hemisphere. The SchlumbergerSema segment is a leading information technology services company providing domain expertise and global capabilities delivered on a local basis. SchlumbergerSema has proven capabilities delivering consulting, systems integration, managed services and products serving the energy & utilities, finance, transport and public sector markets.

On September 22, 2003, Schlumberger announced the signing of an agreement with Atos Origin for the sale of the SchlumbergerSema business. The sale closed on January 29, 2004.

The Other segment comprises principally the Axalto (Cards and Point-of-Sale Terminals), Electricity Meters, Business Continuity, Infodata, Telecom Software Products, Water Services, Essentis and Payphones activities. In 2001, also included is the divested Resource Management Services business.

Financial information for the years ended December 31, 2003, 2002 and 2001, by segment, is as follows:

(Stated in millions)
	2003
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$2,626	$234	$–	$131	$365	$1,818	$265	$140
Latin America	1,439	177	–	44	221	1,136	153	102
Europe/CIS/W. Africa	2,605	379	–	81	460	1,644	218	167
Middle East & Asia	2,090	451	–	58	509	1,443	206	246
Elims/Other	63	(47)	–	28	(19)	3,482	30	114

	8,823	1,194	–	342	1,536	9,523	872	769

WESTERNGECO	1,183	(17)	(7)	4	(20)	1,644	442	240

SLSEMA
North & South America	350	2	–	1	3	535	41	27
Europe/M. East/Africa	2,194	30	1	14	45	2,256	64	51
Asia	144	29	–	5	34	367	22	17
Elims/Other	(11)	(23)	–	2	(21)	80	17	–

	2,677	38	1	22	61	3,238	144	95

OTHER	1,480	72	–	37	109	1,498	87	59
Corporate eliminations & Other	(270)	104	(108)	(196)	(200)	4,138	26	12

	$13,893	$1,391	$(114)	$209		$20,041	$1,571	$1,175

Interest Income					49
Interest Expense					(329)
Charges					(638)

					$568

61 / SLB	2003 FORM 10-K

Part II, Item 8

($ millions)
	2002
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$2,308	$174	$–	$100	$274	$1,866	$280	$197
Latin America	1,318	143	–	26	169	1,143	157	124
Europe/CIS/W. Africa	2,496	305	–	78	383	1,629	215	285
Middle East & Asia	1,916	402	–	50	452	1,396	198	272
Elims/Other	133	(26)	–	26	–	3,195	21	93

	8,171	998	–	280	1,278	9,229	871	971

WESTERNGECO	1,476	4	1	66	71	2,324	388	515

SLSEMA
North & South America	356	(36)	–	(18)	(54)	525	31	61
Europe/M. East/Africa	1,927	93	2	37	132	2,263	64	42
Asia	150	(1)	(1)	2	–	341	22	17
Elims/Other	(24)	(47)	–	(14)	(61)	344	1	–

	2,409	9	1	7	17	3,473	118	120

OTHER	1,334	11	2	5	18	1,386	68	68
Corporate eliminations & Other	(272)	25	(96)	(76)	(147)	3,023	88	28

	$13,118	$1,047	$(92)	$282		$19,435	$1,533	$1,702

Interest Income					68
Interest Expense					(364)
Charges					(3,168)

					$(2,227)

($ millions)
	2001
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$2,847	$401	$–	$236	$637	$2,048	$244	$555
Latin America	1,456	148	–	35	183	1,307	142	177
Europe/CIS/W. Africa	2,134	308	–	77	385	1,676	180	284
Middle East & Asia	1,772	360	–	56	416	1,302	178	273
Elims/Other	172	(40)	–	4	(36)	1,957	31	177

	8,381	1,177	–	408	1,585	8,290	775	1,466

WESTERNGECO	1,702	79	35	107	221	2,843	559	676

SLSEMA
North & South America	381	(29)	–	(30)	(59)	837	40	85
Europe/M. East/Africa	1,447	72	–	27	99	3,532	36	37
Asia	110	6	–	2	8	489	19	43
Elims/Other	(105)	(54)	–	(9)	(63)	1,699	–	–

	1,833	(5)	–	(10)	(15)	6,557	95	165

OTHER	2,016	71	6	11	88	2,199	95	97
Corporate eliminations & Other	(176)	(458)	(12)	48	(422)	2,437	352	49

	$13,756	$864	$29	$564		$22,326	$1,876	$2,453

Interest Income					153
Interest Expense					(380)
Charges					(143)

					$1,087

62 / SLB	2003 FORM 10-K

Part II, Item 8

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

Corporate income eliminations principally comprise the amortization of goodwill (in 2001) and other intangibles, as well as nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), which are not included in the segments’ income. Corporate assets largely comprise short-term investments and fixed income investments, held to maturity.

During the three years ended December 31, 2003, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. In each of the three years, only revenue in the US exceeded 10% of consolidated revenue. Revenue in the US in 2003, 2002 and 2001 was $3.8 billion, $4.0 billion and $5.1 billion, respectively.

Interest expense excludes amounts which are included in the segments’ income (2003 – $5 million: 2002 – $4 million: 2001 – $5 million).

Depreciation & Amortization and Capital Expenditure include Multiclient seismic data costs.

25.    Pension and Other Benefit Plans

US Pension Plans

Schlumberger and its US subsidiary sponsor several defined benefit pension plans that cover substantially all employees. The benefits are based on years of service and compensation on a career-average pay basis. These plans are funded through a trust in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to annually contribute amounts that are allowable for federal income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future. The contribution in 2004 is expected to be between $40 million and $150 million.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2003	2002	2001

Assumed discount rate	6.75%	7.25%	7.50%
Compensation increases	3.00%	3.00%	4.50%
Return on plan assets	8.50%	8.50%	9.00%

Net pension cost in the US for 2003, 2002 and 2001, included the following components:

(Stated in millions)
	2003	2002	2001

Service cost – benefits earned during the period	$56	$51	$38
Interest cost on projected benefit obligation	93	90	84
Expected return on plan assets [actual return: 2003 – $177; 2002 – $(114); 2001 – $(70)]	(87)	(93)	(101)
Amortization of transition assets	–	–	(1)
Amortization of prior service cost/other	5	7	7
Amortization of unrecognized net loss (gain)	4	–	(4)

Net pension cost	$71	$55	$23

63 / SLB	2003 FORM 10-K

Part II, Item 8

The change in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2003 and 2002, was as follows:

(Stated in millions)
	2003	2002

Projected benefit obligation at beginning of the year	$1,441	$1,254
Service cost	56	51
Interest cost	93	90
Actuarial losses	94	123
Benefits paid	(82)	(77)
Amendments	(6)	–
Divestiture	(13)	–

Projected benefit obligation at end of the year	$1,583	$1,441

Plan assets at market value at beginning of the year	$952	$1,074
Actual return on plan assets	177	(114)
Contribution	69	69
Benefits paid	(82)	(77)
Divestiture	(9)	–

Plan assets at market value at end of the year	$1,107	$952

Excess of projected benefit obligation over assets	$(476)	$(489)
Unrecognized net loss	324	329
Unrecognized prior service cost	11	22
Contribution receivable	–	(50)

Pension liability at end of the year	$(141)	$(188)

Plan assets at market value at end of the year	$1,107	$902
Accumulated benefits obligation at end of the year	(1,478)	(1,336)

Minimum liability	(371)	(434)
Pension liability at end of the year	141	188
Unrecognized prior service cost	11	22

Charged to other comprehensive income (loss)	$(219)	$(224)

The combined market performance over the last three years and declining interest rates have decreased the value of assets held in the US pension plans and has correspondingly increased the amount by which the pension plans are under-funded. As a result of the decline in the value of the pension plan assets and a decline in the interest rates, which increases the present value of the benefit obligations, Schlumberger has recorded a cumulative non-cash pretax charge to Stockholders’ Equity of $219 million ($136 million after-tax). A recovery in market returns in future periods would reverse a portion of the charge.

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were as follows:

	2003	2002

Assumed discount rate	6.25%	6.75%
Compensation increases	3.00%	3.00%
Return on plan assets	8.50%	8.50%

On December 31, 2003, there is no investment of the plan assets in Schlumberger common stock.

64 / SLB	2003 FORM 10-K

Part II, Item 8

The following is a breakdown of the plan assets:

(Stated in millions)
	2003	2002

US Equity – Active	$381	$301
US Equity – Indexed	131	89
Non-US Equity	180	134
Long-term fixed income	257	228
Cash or cash equivalents	103	98
Other investments	55	52
Contribution receivable	–	50

	$1,107	$952

The asset allocation objectives are to diversify the portfolio among several asset classes to reduce volatility while maintaining an asset mix that provide the highest expected rate of return consistent with an acceptable level of risk. The investment strategies include a rebalancing of the asset mix as necessary to the previously defined levels and reassessing funding levels and asset allocation strategy at least annually. In order to increase diversification and limit management risk, Schlumberger generally does not allocate more than 15% of fund assets to a single investment manager.

The expected long-term rate of return on assets is 8.5%. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed at least annually. The pension trust’s performance over the last 10 years has been an annualized return of 9.2%.

Non-US Pension Plans

Outside the US, subsidiaries of Schlumberger sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are funded through trusts in respect to past and current service. For all defined benefit plans, pension expense was $87 million, $58 million and $52 million in 2003, 2002 and 2001, respectively. Based on plan assets and the projected benefit obligation, the only significant defined benefit plan is in the UK.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2003	2002	2001

Assumed discount rate	5.70%	5.75%	6.00%
Compensation increases	3.75% – 2.5%	4.00%	4.00%
Return on plan assets	8.50%	9.00%	9.00%

Net pension cost in the UK plan for 2003, 2002 and 2001 (including the Sema plc plans) (translated into US dollars at the average exchange rate for the periods), included the following components:

(Stated in millions)
	2003	2002	2001

Service cost – benefits earned during the period	$52	$58	$47
Interest cost on projected benefit obligation	66	59	44
Expected return on plan assets [actual return: 2003 – $152; 2002 – $(147); 2001 – $(47)]	(90)	(91)	(68)
Amortization of unrecognized loss	11	–	–
Amortization of transition asset and other	–	1	(2)

Net pension cost	$39	$27	$21

65 / SLB	2003 FORM 10-K

Part II, Item 8

The change in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

(Stated in millions)
	2003	2002

Projected benefit obligation at beginning of the year	$1,142	$989
Service cost	52	58
Interest cost	66	59
Contributions by Plan participants	7	7
Transfer in	18	–
Actuarial losses (gains)	165	(45)
Currency effect	152	106
Benefits paid	(32)	(25)
Disposals	–	(7)

Projected benefit obligation at end of the year	$1,570	$1,142

Plan assets at market value at beginning of the year	$815	$868
Actual return on plan assets	152	(147)
Currency effect	106	81
Employer contributions	47	39
Employee contributions	7	7
Transfer in	15	–
Benefits paid	(32)	(25)
Disposals	(2)	(8)

Plan assets at market value at end of the year	$1,108	$815

Excess of projected benefit obligation over assets	$(462)	$(327)
Unrecognized net loss	498	351
Unrecognized prior service cost	–	1
Unrecognized net asset at transition date	(1)	(2)

Pension asset	$35	$23

Assets of under-funded plans at market value at end of the year	$882	$335
Accumulated benefit obligation of under-funded plans at end of the year	(1,097)	(495)

Minimum liability of under-funded plans	(215)	(160)
Pension liability of under-funded plans	6	70

Charged to other comprehensive income (loss)	$(209)	$(90)

The combined market performance over the last three years and declining interest rates have decreased the value of assets held in the UK pension plans and has correspondingly increased the amount by which the pension plans are under-funded. As a result of the decline in the value of the pension plan assets and a decline in the interest rates, which increased the present value of the benefit obligations, Schlumberger has recorded a cumulative non-cash pretax charge to Stockholders’ Equity of $209 million ($147 million after-tax). A recovery in market returns in future periods would reverse a portion of the charge.

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were as follows:

	2003	2002

Assumed discount rate	5.60%	5.70%
Compensation increases	4% – 3.5%	3.75% – 2.55%

66 / SLB	2003 FORM 10-K

Part II, Item 8

The following is a breakdown of the plan assets:

(Stated in millions)
	2003	2002

Equity securities	$818	$610
Fixed income securities	178	95
Index linked gilts	56	46
Real estate	17	15
Other investments	39	49

	$1,108	$815

The trustees of all the UK plans determine their investment strategy with regard to the liability profile of each Fund on an individual basis and have determined benchmarks which they believe provides an adequate balance between maximizing the return on the assets and minimizing the risk of failing to meet the liabilities over the long-term.

Overall, the trustees of each plan aim to have a sufficiently diversified portfolio of appropriate liquidity, which will generate income and capital growth to meet, together with new contributions from members and the employers, the cost of current and future liabilities which each plan provides. They achieve this by using active investment managers who are set specific benchmarks and various restrictions to avoid undue concentration of assets. As the plans mature, the Trustees review the appropriateness of their investment strategy.

The overall expected return on assets assumption is derived as the weighted average of the expected returns from each of the main asset classes. The expected return for each asset class reflects a combination of historical performance analysis, the forward looking views of the financial markets (as suggested by the yields available) and the views of investment organizations. Consideration is also given to the rate of return expected to be available for reinvestment. The pension trusts’ performance over the last 10 years has been an annualized return of 5.3%.

For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 2003, 2002 and 2001, were $47 million, $44 million and $32 million, respectively.

Other Deferred Benefits

In addition to providing pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing. Expenses for these programs were $137 million, $143 million and $192 million in 2003, 2002 and 2001, respectively.

Health Care Benefits

Schlumberger and its US subsidiary provide health care benefits for certain active employees. The cost of providing these benefits is recognized as expense when incurred and aggregated $70 million, $79 million and $68 million in 2003, 2002 and 2001, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other than Pensions

Schlumberger and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 6.75% in 2003, 7.25% in 2002 and 7.5% in 2001. The overall medical cost trend rate assumption is 10.8% graded to 5% over the next six years and 5% thereafter.

67 / SLB	2003 FORM 10-K

Part II, Item 8

Net periodic postretirement benefit cost in the US for 2003, 2002 and 2001, included the following components:

(Stated in millions)
	2003	2002	2001

Service cost – benefits earned during the period	$28	$21	$13
Interest cost on accumulated postretirement benefit obligation	53	41	32
Amortization of unrecognized net loss (gain) and other	11	4	(1)

	$92	$66	$44

The change in accumulated postretirement benefit obligation and funded status on December 31, 2003 and 2002, was as follows:

(Stated in millions)
	2003	2002

Accumulated postretirement benefit obligation at beginning of the year	$676	$478
Service cost	28	21
Interest cost	53	41
Actuarial losses	202	121
Benefits paid	(26)	(21)
Other	–	36

Accumulated postretirement benefit obligation at the end of the year	933	676
Unrecognized net loss	(326)	(105)
Unrecognized prior service cost/other	(2)	(27)

Postretirement benefit liability on December 31	$605	$544

The components of the accumulated postretirement benefit obligation on December 31, 2003 and 2002, were as follows:

(Stated in millions)
	2003	2002

Retirees	$404	$277
Fully eligible	162	110
Actives	367	289

	$933	$676

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 6.25% for 2003 and 6.75% for 2002.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2003 would have been $99 million, and the accumulated postretirement benefit obligation would have been $1.12 billion on December 31, 2003.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2003 would have been $67 million, and the accumulated postretirement benefit obligation would have been $790 million on December 31, 2003.

68 / SLB	2003 FORM 10-K

Part II, Item 8

26.    Supplementary Information

Operating revenue and related cost of goods sold and services for continuing operations comprised the following:

(Stated in millions)
Year ended December 31,	2003	2002	2001

Operating revenue
Products	$3,947	$3,605	$4,421
Services	9,946	9,513	9,335

	$13,893	$13,118	$13,756

Direct operating costs
Goods sold	$2,656	$1,749	$2,540
Services	8,122	8,441	7,766

	$10,778	$10,190	$10,306

Cash paid for interest and income taxes for continuing operations was as follows:

(Stated in millions)
Year ended December 31,	2003	2002	2001

Interest	$354	$373	$363
Income taxes	$150	$251	$298

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
As at December 31,	2003	2002

Payroll, vacation and employee benefits	$773	$957
Trade	800	999
Taxes, other than income	160	245
Accrued expenses	1,026	1,266
Other	489	1,114

	$3,248	$4,581

Interest and other income includes the following:

(Stated in millions)
Year ended December 31,	2003	2002	2001

Interest income	$52	$69	$159
Equity in net earnings of affiliated companies	75	64	62
Gain on sale of Hanover Compressor note	32	–	–
Gain on sale of investments	2	–	–
Gain on sale of financial instruments	5	6	21

	$166	$139	$242

Allowance for doubtful accounts is as follows:

(Stated in millions)
Year ended December 31,	2003	2002

Balance at beginning of year	$173	$145
Provision in year	55	66
Written off in year	(65)	(47)
Reclassified to Assets held for Sale	(36)	–
Other[1]	1	9

Balance at end of year	$128	$173

1.	Includes business acquisitions and divestitures

69 / SLB	2003 FORM 10-K

Part II, Item 8

Report of Independent Auditors

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the Consolidated Financial Statements, in 2003 the Company changed its accounting method for stock options.

As discussed in Note 14 to the Consolidated Financial Statements, in 2002 the Company changed its accounting method for goodwill.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP New York, New York February 25, 2004

70 / SLB	2003 FORM 10-K

Part II, Item 8, 9, 9A

Quarterly Results

(UNAUDITED)

The following table summarizes Schlumberger’s results for each of the four quarters for the years ended December 31, 2003 and 2002. Revenue and Gross margin, which equals operating revenue less cost of goods sold and services, has been restated to exclude discontinued operations.

(Stated in millions except per share amounts)
	Revenue	Gross Margin	Net Income	Earnings per share[6]
				Basic	Diluted
Quarters-2003
First	$3,263	$662	$149	$0.26	$0.26
Second[1]	3,485	727	112	0.19	0.19
Third[2]	3,474	325	(55)	(0.09)	(0.09)
Fourth[3]	3,671	759	177	0.30	0.30

	$13,893	$2,473	$383	$0.66	$0.66

Quarters-2002
First[4]	$3,167	$660	$172	$0.30	$0.30
Second	3,242	706	196	0.34	0.34
Third	3,358	681	173	0.30	0.30
Fourth[5]	3,351	(2,455)	(2,861)	(4.92)	(4.92)

	$13,118	$(408)	$(2,320)	$(4.01)	$(4.01)

1.	Includes debt extinguishment cost of $81 million ($0.14 per share – diluted).
2.	Includes a net, after-tax charge of $298 million ($0.49 per share – diluted).
3.	Includes a net, after-tax charge of $61 million ($0.10 per share – diluted).
4.	Includes an after-tax charge of $29 million ($0.05 per share – diluted).
5.	Includes a net, after-tax charge of $3,081 million ($5.30 per share).
6.	The addition of earnings per share by quarter may not equal total earnings per share for the year.

*	Mark of Schlumberger

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

NONE

Item 9A    Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a – 15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2003 that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

71 / SLB	2003 FORM 10-K

Part III, Item 10, 11, 12, 13, 14

PART III

Item 10    Directors and Executive Officers of Schlumberger

See Part I (on pages 8 and 9) for Item 10 information regarding Executive Officers of Schlumberger. The information with respect to the remaining portion of Item 10 is set forth in the first section under the caption, “Election of Directors”, in Schlumberger’s Proxy Statement to be filed for the April 14, 2004 Annual General Meeting, and is incorporated by reference.

Item 11    Executive Compensation

The information set forth under “Executive Compensation” (other than that set forth under the subcaptions “Corporate Performance Graph” and “Compensation Committee Report on Executive Compensation”) in Schlumberger’s Proxy Statement to be filed for the April 14, 2004 Annual General Meeting, is incorporated by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to Item 12 is set forth in Schlumberger’s Proxy Statement to be filed for the April 14, 2004 Annual General Meeting under the caption, “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

Equity Compensation Plan Information

The information with respect to “Equity Compensation Plan Information” is set forth in Schlumberger’s Proxy Statement to be filed for the April 14, 2004 Annual General Meeting under the caption “Equity Compensation Plan Information” and such information is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions

Information regarding this item may be found on page 1, the last two sentences of footnote 2, in Schlumberger’s Proxy Statement to be filed for the April 14, 2004 Annual General Meeting and is incorporated by reference.

Item 14    Principal Accounting Fees and Services

Information concerning the fees billed by our independent auditor and the nature of services comprising the fees for each of the two most recent fiscal years in each of the following categories: (i) audit fees, (ii) audit – related fees, (iii) tax fees and (iv) all other fees, is set forth in the Audit Committee Report segment of the Proxy Statement and is incorporated herein reference.

Information concerning Schlumberger’s Audit Committee policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent auditor is set forth in the Audit Committee segment of the Proxy Statement and is incorporated herein by reference.

72 / SLB	2003 FORM 10-K

Part IV, Item 15

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

Page(s)

(1)	Financial Statements

	Consolidated Statement of Income for the three years ended December 31, 2003	35

	Consolidated Balance Sheet at December 31, 2003 and 2002	36

	Consolidated Statement of Cash Flows for the three years ended December 31, 2003	37

	Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2003	38 and 39

	Notes to Consolidated Financial Statements	40 to 69

	Report of Independent Auditors	70

	Quarterly Results (Unaudited)	71

Financial statements of 20% – 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required

(3)	The following Exhibits are filed or incorporated by reference as indicated in the Index to Exhibits:

	Deed of Incorporation as last amended on May 4, 2001	Exhibit 3(a)

	By-Laws as last amended on April 17, 2003	Exhibit 3(b)

	Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee	Exhibit 4.3

	First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee	Exhibit 4.4

Schlumberger is party to a number of other long-term debt agreements that, pursuant to Regulation S-K, Item
601(b)(4)(iii), are not filed as exhibits. Schlumberger agrees to furnish copies of these agreements to the Commission upon its request.

	Schlumberger 1994 Stock Option Plan* as amended on January 5, 1995	Exhibit 10 (a)

	Schlumberger 1994 Stock Option Plan* Second Amendment	Exhibit 10(b)

	Schlumberger 1994 Stock Option Plan* Third Amendment	Exhibit 10(c)

	Schlumberger Limited Supplementary Benefit Plan* as amended on January 1, 1995	Exhibit 10(d)

	Schlumberger 1989 Stock Incentive Plan* as amended	Exhibit 10(e)

	Schlumberger 1989 Stock Incentive Plan* Third Amendment	Exhibit 10(f)

	Schlumberger Restoration Savings Plan	Exhibit 10(g)

	Schlumberger 1998 Stock Option Plan*	Exhibit 10(h)

	Schlumberger 1998 Stock Option Plan* First Amendment	Exhibit 10(i)

*	Compensatory plan required to be filed as an exhibit.

73 / SLB	2003 FORM 10-K

Part IV, Item 15

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc. Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Non-Employee Directors

Exhibit 10(j)

	Schlumberger 2001 Stock Option Plan*	Exhibit 10 (k)

	Schlumberger Stock and Deferral Plan for Non-Employee Directors*	Exhibit 10 (l)

	Subsidiaries	Exhibit 21

	Consent of Independent Accountants	Exhibit 23

	Powers of Attorney (a) John Deutch, Jamie S. Gorlick, Andrew Gould, Adrian Lajous, André Lévy-Lang, Didier Primat, Nicolas Seydoux, Linda G. Stuntz, Sven Ullring – dated January 22, 2004	Exhibit 24(a)

	(b) Tony Isaac – dated January 29, 2004	Exhibit 24(b)

	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31(a)

	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31(b)

	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32(a)

	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32(b)

	Additional Exhibit: Form S-8 Undertakings	Exhibit 99

(4)	The following reports were filed on Form 8-K during the last quarter of the period covered by this 10-K report:

Report 8-K dated September 22, 2003, filed as of October 16, 2003 to furnish pro forma financial information with respect to (i) the sale of the SchlumbergerSema businesses and (ii) the probable sale of Atos shares to reduce the Company’s ownership in Atos to 19%.

Report 8-K dated October 21, 2003, filed as of October 22, 2003 to report Schlumberger’s Third Quarter Press Release, Question and Answer document and related non-GAAP financial measures.

Report 8-K dated December 9, 2003, filed as of December 9, 2003 to report the signing of an agreement to acquire PetroAlliance Services Company Limited.

*	Compensatory plan required to be filed as an exhibit.

74 / SLB	2003 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2004	SCHLUMBERGER LIMITED

	By:	/s/ FRANK A. SORGIE
Frank A. Sorgie Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director, Chairman and Chief Executive Officer

Andrew Gould

/s/ JEAN-MARC PERRAUD	Executive Vice President and Chief Financial Officer
Jean-Marc Perraud

/S/ FRANK A. SORGIE	Chief Accounting Officer
Frank A. Sorgie

*	Director
John Deutch

*	Director
Jamie S. Gorelick

*	Director
Tony Isaac

*	Director
Adrian Lajous

*	Director
André Lévy-Lang

*	Director
Didier Primat

*	Director
Nicolas Seydoux

*	Director
Linda G. Stuntz

*	Director
Sven Ullring

/s/ ELLEN SUMMER	March 3, 2004
*By Ellen Summer Attorney-in-Fact

75 / SLB	2003 FORM 10-K

INDEX TO EXHIBITS

	Exhibit	Page

Deed of Incorporation as last amended on May 4, 2001 incorporated by reference to Form 10-Q for the period ended June 30, 2001	3(a)	–

By-Laws as last amended on April 17, 2003, incorporated by reference to Exhibit 3 to Form 8-K filed April 17, 2003	3(b)	–

Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement S-3 filed on September 12, 2003	4.3

First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee, incorporated by reference to Exhibit 4.4 to Registration Statement S-3 filed on September 12, 2003	4.4

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by reference to Exhibit 10(a) to Form 10-K for year 1995	10(a)	–

Schlumberger 1994 Stock Option Plan – Second Amendment incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1999	10(b)	–

Schlumberger 1994 Stock Option Plan – Third Amendment incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1999	10(c)	–

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995, incorporated by reference to Exhibit 10(b) to Form 10-K for 1996	10(d)	–

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(c) to Form 10-K for year 1995	10(e)	–

Schlumberger 1989 Stock Incentive Plan – Third Amendment incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1999	10(f)	–

Schlumberger Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to Form 10-K for year 1995	10(g)	–

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for year 1997	10(h)	–

Schlumberger 1998 Stock Option Plan – First Amendment incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1999	10(i)	–

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc.; Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998	10(j)	–

Schlumberger 2001 Stock Option Plan, incorporated by reference to Form 10-Q for the period ended March 31, 2001	10(k)	–

Schlumberger Stock and Deferral Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(l) to Form 10-K for the year 2001	10(l)	–

Subsidiaries	21	78

Consent of Independent Accountants	23	79

76 / SLB	2003 FORM 10-K

		Exhibit	Page
Powers of Attorney John Deutch Jamie S. Gorelick Andrew Gould Adrian Lajous André Lévy-Lang Didier Primat Nicolas Seydoux Linda G. Stuntz Sven Ullring	dated: January 22, 2004	24(a)	80
Tony Issac	January 29, 2004	24(b)	81

Additional Exhibits:

Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		31(a)	82

Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		31(b)	83

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32(a)	84

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32(b)	85

Form S-8 Undertakings		99	86

77 / SLB	2003 FORM 10-K