Form 10-Q
period 2004-03-31
SCHLUMBERGER LTD /NV/
filed 2004-05-07
CIK 87347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES   ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
COMMON STOCK, $0.01 PAR VALUE	589,165,007

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Period Ended March 31,
	First Quarter
	2004	2003
REVENUE:
Operating	$3,018,323	$2,654,226
Interest & other income	22,894	29,658

	3,041,217	2,683,884

EXPENSES:
Cost of goods sold & services	2,364,108	2,120,980
Research & engineering	130,141	123,766
Marketing	46,513	41,674
General	94,103	93,787
Debt extinguishment costs	77,482	—
Interest	142,773	92,863

	2,855,120	2,473,070

Income from Continuing Operations before taxes and minority interest	186,097	210,814
Taxes on income	56,276	65,729

Income from Continuing Operations before minority interest	129,821	145,085
Minority interest	(2,982)	4,219

Income from Continuing Operations	126,839	149,304

Income (Loss) from Discontinued Operations	93,447	(142)

Net Income	$220,286	$149,162

Basic earnings per share:
Income from Continuing Operations	$0.22	$0.26
Income from Discontinued Operations	0.15	—

Net Income	$0.37	$0.26

Diluted earnings per share:
Income from Continuing Operations	$0.22	$0.26
Income from Discontinued Operations	0.15	—

Net Income	$0.37	$0.26

Average shares outstanding:
Basic	587,738	582,209
Assuming dilution	611,860	583,981

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	Mar. 31, 2004 (Unaudited)	Dec. 31, 2003
	(Stated in thousands)
ASSETS

CURRENT ASSETS:
Cash	$157,328	$234,192
Short-term Investments	2,675,677	2,874,781
Receivables less allowance for doubtful accounts (2004 - $130,023; 2003 - $128,199)	2,819,721	2,568,425
Inventories	862,944	796,559
Deferred taxes	355,368	315,350
Other current assets	321,285	341,973
Assets held for sale	242,723	3,237,841
Investment in Atos Origin	585,502	—

	8,020,548	10,369,121
FIXED INCOME INVESTMENTS, HELD TO MATURITY	182,476	223,300
INVESTMENTS IN AFFILIATED COMPANIES	797,169	776,965
FIXED ASSETS	3,618,568	3,799,711
MULTICLIENT SEISMIC DATA	462,512	505,784
GOODWILL	3,198,760	3,284,254
INTANGIBLE ASSETS	400,608	403,319
DEFERRED TAXES	301,508	316,277
OTHER ASSETS	354,155	362,594

	$17,336,304	$20,041,325

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,409,287	$3,247,546
Estimated liability for taxes on income	839,851	807,938
Dividend payable	111,036	110,511
Long-term debt - current portion	1,149,457	889,678
Bank & short-term loans	603,959	521,489
Liabilities held for sale	85,769	1,217,568

	6,199,359	6,794,730
LONG-TERM DEBT	4,221,924	6,097,418
POSTRETIREMENT BENEFITS	635,244	614,850
OTHER LIABILITIES	158,977	254,708

	11,215,504	13,761,706

MINORITY INTEREST	403,116	398,330

STOCKHOLDERS’ EQUITY:
Common stock	2,327,169	2,258,488
Income retained for use in the business	5,615,655	5,505,744
Treasury stock at cost	(1,448,523)	(1,508,239)
Accumulated other comprehensive income	(776,617)	(374,704)

	5,717,684	5,881,289

	$17,336,304	$20,041,325

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended Mar. 31,
	2004	2003
	(Stated in thousands)
Cash flows from operating activities:
Income from continuing operations	$126,839	$149,304
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	347,598	346,986
Charges (2)	152,163	—
Earnings of companies carried at equity, less dividends received	(23,291)	(15,454)
(Increase) decrease in deferred taxes	(66,659)	44,293
Provision for losses on accounts receivable	5,174	17,537
Change in operating assets and liabilities:
Increase in receivables	(300,068)	(163,336)
(Increase) decrease in inventories	(67,362)	4,709
Decrease (increase) in other current assets	4,733	(23,976)
Decrease in accounts payable and accrued liabilities	(91,508)	(321,051)
Increase (decrease) in estimated liability for taxes on income	38,945	(3,809)
Postretirement benefits	20,394	20,893
Other – net	32,496	24,919

NET CASH PROVIDED BY OPERATING ACTIVITIES	179,454	81,015

Cash flows from investing activities:
Purchase of fixed assets	(208,252)	(196,202)
Multiclient seismic data capitalized	(12,138)	(52,060)
Capitalization of intangible assets	(10,983)	(18,058)
Retirement of fixed assets & other	5,795	66,480
Proceeds from the sale of SchlumbergerSema business	555,303	—
Proceeds from the sale of Infodata business	104,410	—
Proceeds from the sale of Telecom Billing Software business	36,900	—
Proceeds from the sale of Atos Origin shares	613,440	—
Sale of investments, net	241,404	270,853

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,325,879	71,013

Cash flows from financing activities:
Dividends paid	(109,849)	(108,903)
Proceeds from employee stock purchase plan	39,367	—
Proceeds from exercise of stock options	82,572	3,010
Proceeds from issuance of commercial paper	30,641	95,454
Debt extinguishment costs	(76,281)	—
Payments of principal on commercial paper and long-term debt	(1,618,497)	(100,639)
Net increase (decrease) in short-term debt	83,620	(63,402)

NET CASH USED BY FINANCING ACTIVITIES	(1,568,427)	(174,480)

Discontinued operations	(13,647)	956

Net decrease in cash before translation	(76,741)	(21,496)
Translation effect on cash	(123)	(1,108)
Cash, beginning of period	234,192	168,110

CASH, END OF PERIOD	$157,328	$145,506

(1)	Includes multiclient seismic data costs, excluding impairment charges.
(2)	See Note 4 – Charges – Continuing Operations.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2004	$2,258,488	$(1,508,239)	$5,505,744	$(22,504)	$(283,075)	$(69,125)	$—
Net Income			220,286				220,286
Derivatives & investments marked to market				8,161			8,161
Interest rate swap				42,562			42,562
Translation adjustment						21,508	21,508
Sale of SchlumbergerSema					75,346	(552,000)
Minimum pension liability - (US/UK Plans)					3,063		3,063
Tax benefit on minimum pension liability					(553)		(553)
Dividends declared			(110,375)
Employee Stock Purchase Plan (DSPP)	22,641	16,726
Shares sold to optionees	39,582	42,990
Stock based compensation cost	6,458

Balance, March 31, 2004	$2,327,169	$(1,448,523)	$5,615,655	$28,219	$(205,219)	$(599,617)	$295,027

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2004	667,105,988	(81,157,660)	585,948,328

Employee Stock Purchase Plan	—	900,254	900,254

Shares sold to optionees	—	2,316,425	2,316,425

Balance, March 31, 2004	667,105,988	(77,940,981)	589,165,007

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The December 31, 2003 balance sheet information has been derived from the audited 2003 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2004, for the fiscal year ended December 31, 2003.

1. Discontinued Operations

The sale of the SchlumbergerSema business was completed in January 2004. Schlumberger received €443 million ($555 million) in cash and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.275 billion). The results of SchlumbergerSema are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the first quarter of 2004, a gain of $26 million on the sale. The net assets sold were approximately $2.2 billion. See Note 9 for further information.

On March 19, 2004, Schlumberger sold its Infodata business for an all-cash amount of $104 million. The results of Infodata are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the first quarter of 2004, a gain of $50 million on the sale. The net assets sold were approximately $2 million.

On February 18, 2004, Schlumberger sold its Telecom Billing Software business for an all-cash amount of $37 million, excluding future cash payments of $10 million. The results of Telecom Billing Software are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the first quarter of 2004, a gain of $17 million on the sale. The net assets sold were approximately $17 million.

Revenue and operating income from discontinued operations were as follows:

	Three Months
	2004	2003
	(Stated in thousands)
SchlumbergerSema
Revenue	$—	$637,363
Operating income	$—	$3,265

Infodata
Revenue	$17,937	$22,945
Operating income	$2,282	$3,403

Telecom Billing Software
Revenue	$—	$7,832
Operating loss	$—	$(4,353)

2. Reclassification

Certain items from prior years have been reclassified to conform to the current year presentation.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

	2004			2003
Three Months	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
	(Stated in thousands except per share amounts)
Basic	$126,839	587,738	$0.22	$149,304	582,209	$0.26

Dilutive effect of convertible debentures	7,197	19,105		—	—

Dilutive effect of options	—	5,017		—	1,772

Diluted	$134,036	611,860	$0.22	$149,304	583,981	$0.26

4. Charges – Continuing Operations

Debt Extinguishment Costs

In March 2004 Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.50% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €8 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. As a result, Schlumberger recorded a pretax and after-tax charge of $77 million ($0.13 per share), which includes market and tender premiums, and transaction costs. The pretax charge is classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges

Other charges for the first quarter of 2004 are as follows:

•	Schlumberger paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax - $0.08 per share) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million ($0.02 per share) on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger is undertaking a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax - $0.02 per share) was taken in the quarter and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

5. Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on March 31, 2004 was $674 million and on December 31, 2003 was $657 million. Schlumberger’s equity income from this joint venture was $17 million in the first quarter of 2004 ($11 million in the first quarter of 2003) and is included in Interest and other income in the Consolidated Statement of Income.

6. New Accounting Standards

In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21 (Accounting for Revenue Arrangements with Multiple Deliverables). This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the delivered element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on Schlumberger’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIE’s). FIN 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or other existing authoritative guidance, or, alternative, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The adoption of this statement did not have a material effect on Schlumberger’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (Amendment of Statement 133 on Derivative Instruments and Hedging Activities) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities). SFAS 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this new standard did not have a material impact on Schlumberger’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, (Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity). The Standard specifies that instruments within its scope embody obligations of the issuer and therefore, the issuer must classify them as liabilities. The Standard was effective July 1, 2003, and had no material effect on Schlumberger’s financial position.

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

7. Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, which was subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $232 million at March 31, 2004. Unless extended by amendment, the agreement expires in September 2004.

8. Financing

In March 2004 Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.5% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back € 25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €8 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. See Note 4 Charges – Continuing Operations.

In March 2004 Schlumberger Technology Corporation (STC) paid off its commercial paper program in the US. See Note 4 Charges – Continuing Operations. In April 2004, STC liquidated the interest-rate swaps resulting in a pretax gain of $10 million.

9. Sale of SchlumbergerSema to Atos Origin and Investment in Atos Origin

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

On February 2, 2004 Schlumberger sold 9.6 million of the Atos Origin shares for a net consideration of €500 million ($625 million). As a result of this sale, Schlumberger’s investment was reduced to approximately 15% of the outstanding common shares of Atos Origin. The equity in earnings representing Schlumberger’s interest in Atos Origin for the four days ending February 2, 2004 was not material. This investment was accounted for using the cost method as of February 2, 2004.

On April 30, 2004 Schlumberger sold its remaining holding of 9.7 million Atos Origin shares for a net consideration after expenses of €465 million ($550 million). The estimated loss on the sale will not be material.

10. Inventory

A summary of inventory follows:

	Mar. 31 2004	Dec. 31 2003
	(Stated in millions)
Raw Materials & Field Materials	$803	$778
Work in Process	99	96
Finished Goods	99	62

	1,001	936
Less: Reserves	138	139

	$863	$797

11. Assets held for sale and Liabilities held for sale

In April 2004, Schlumberger sold the Business Continuity Services business. In accordance with generally accepted accounting principles, the assets and liabilities which will be eliminated from the Schlumberger Consolidated Balance Sheet subsequent to the sale have been aggregated and presented on the Consolidated Balance Sheet at March 31, 2004 as Assets held for sale ($243 million) and Liabilities held for sale ($86 million).

The proceeds on the sale were approximately $233 million (including inter-company settlements) and the transaction will result in a net gain.

Results and operating income from the Business Continuity Services business which are included in Schlumberger’s Consolidated Statement of Income are as follows:

	Three Months ended March 31,
	2004	2003
	(Stated in thousands)
Revenue	$37,872	$33,008
Operating Income	$1,121	$1,474

An analysis of the Assets and Liabilities held for sale at March 31, 2004 is as follows:

(Stated in millions)
Assets held for sale

Cash	$7
Short-Term investments	6
Receivables	17
Other current assets	15
Fixed assets	106
Goodwill	84
Deferred taxes	8

$243

Liabilities held for sale

Suppliers	$10
Accounts payable and accrued liabilities	57
Liability for taxes on income	5
Bank & short-term loans	1
Other liabilities	13

$86

At December 31, 2003 the Assets held for sale ($3.24 billion) and Liabilities held for sale ($1.22 billion) related to the SchlumbergerSema activity which was sold to Atos Origin on January 29, 2004.

An analysis of the Assets and Liabilities held for sale at December 31, 2003 is as follows:

(Stated in millions)
Assets held for sale

Receivables	$978
Inventories	37
Other current assets	159
Fixed assets	481
Goodwill	1,334
Intangible assets	158
Deferred taxes	35
Other assets	56

$3,238

Liabilities held for sale

Accounts payable and accrued liabilities	$1,066
Liability for taxes on income	14
Other liabilities	133
Minority interest	5

$1,218

12. Fixed Assets

A summary of fixed assets follows:

	Mar. 31 2004	Dec. 31 2003
	(Stated in millions)
Property plant & equipment	$10,801	$10,977
Less: Accumulated depreciation	7,182	7,177

	$3,619	$3,800

13. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2003	$506
Capitalized in period	12
Charged to cost of goods sold & services	(55)

Balance at March 31, 2004	$463

14. Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 is as follows:

(Stated in millions)
Balance at December 31, 2003	$3,284
Impact of change in exchange rates	29
Divestiture	(42)
Other	(72)

Balance at March 31, 2004	$3,199

15. Intangible Assets

A summary of intangible assets follows:

	Mar. 31 2004	Dec. 31 2003
	(Stated in millions)
Gross book value	$758	$796
Less: Accumulated amortization	357	393

	$401	$403

The amortization charged to income for the first quarter of 2004 was $21 million and $26 million in 2003.

Intangible assets principally comprise patents, software, technology and other. At March 31, 2004, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	Gross Book Value	Accumulated Amortization	Amortization Periods

	(Stated in millions)
Software	$363	$106	5 -10 years
Technology	187	86	5 -10 years
Patents	167	141	5 -10 years
Other	41	24	1 - 15 years

	$758	$357

The weighted average amortization period for all intangible assets is approximately 7.5 years.

16. Stock Compensation Plans

As of March 31, 2004, Schlumberger had two types of stock-based compensation plans. Schlumberger recorded stock options expense in the Consolidated Statement of Income commencing in the third quarter of 2003, on a prospective basis for grants after January 1, 2003 (SFAS 123 and SFAS 148). The effect of this adoption on the first quarter net income was $6.5 million ($0.01 per share). Schlumberger applied APB25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards prior to January 1, 2003, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

	First Quarter
	2004	2003
	(Stated in millions except per share amounts)
Net income
As reported	$220	$149
Proforma adjustments:
Cost of DSPP	—	(9)
Cost of Stock Options	(18)	(29)
Tax benefit	2	2

Proforma	$204	$113

Basic earnings per share
As reported	$0.37	$0.26
Proforma adjustments:
Cost of DSPP	—	(0.02)
Cost of Stock Options	(0.02)	(0.05)

Pro forma	$0.35	$0.19

Diluted earnings per share
As reported	$0.37	$0.26
Proforma adjustments:
Cost of DSPP	—	(0.02)
Cost of Stock Options	(0.03)	(0.05)

Pro forma	$0.34	$0.19

17. Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	First Quarter
	2004	2003
	(Stated in millions)
United States	$22	$59
Outside United States	164	152

Pretax income	$186	$211

The US pretax results in the first quarter 2004 included charges of $93 million related to the US Interest Rate Swap and the restructuring program. Outside the US pretax results included charges of $91 million related to the debt extinguishment costs and the loss on sale of Atos Origin common stock.

Schlumberger had net deferred tax assets of $657 million on March 31, 2004 including a partial valuation allowance of $321 million relating to a certain European net operating loss, and $632 million on December 31, 2003. Significant components of net deferred tax assets at March 31, 2004 included postretirement and other long-term benefits ($216 million), current employee benefits ($185 million), fixed assets, inventory and other ($210 million) and net operating losses ($367 million less a partial valuation allowance of $321 million). At December 31, 2003, net deferred tax assets included postretirement and other long-term benefits ($213 million), current employee benefits ($183 million), fixed assets, inventory and other ($194 million) and net operating losses ($367 million less a partial valuation allowance of $325 million).

The components of consolidated income tax expense from continuing operations were as follows:

	First Quarter
	2004	2003
	(Stated in millions)
Current:
United States - Federal	$33	$49
United States - State	4	6
Outside United States	48	4

	$85	$59

Deferred:
United States - Federal	$(24)	$(25)
United States - State	(1)	(3)
Outside United States	(8)	18
Valuation allowance	4	17

	$(29)	$7

Consolidated taxes on income	$56	$66

Schlumberger reported charges in continuing operations in 2004 and 2003. These are more fully described in the note Charges – Continuing Operations. A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	First Quarter
	2004	2003
US federal statutory rate	35	35
US state income taxes	1	—
Non US income taxed at different rates	(12)	(12)
Valuation allowance (net of charges)	2	8
Other	(2)	—
Charges	6	—

Effective income tax rate	30	31

Schlumberger’s effective tax rate excluding charges in the first quarter of 2004 was 24% and 31% in 2003.

18. Contingencies

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

The Consolidated Balance sheet includes accruals for estimated future expenditures associated with business divestitures which have been completed. In the opinion of management, such additional expenditures are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

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

19. Segment Information

Schlumberger operates three reportable business segments: Oilfield Services, WesternGeco and Other.

Prior periods have been restated so as to be comparable with our current reporting structure.

	FIRST QUARTER 2004					FIRST QUARTER 2003
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$725	$82	$—	$41	$123	$618	$48	$—	$26	$74
Latin America	395	49	—	12	61	299	24	—	10	34
Europe/CIS/W. Africa	647	85	—	21	106	616	82	—	20	102
Middle East & Asia	559	121	—	18	139	502	103	—	13	116
Elims/Other	33	(10)	—	4	(6)	16	(10)	—	6	(4)

	2,359	327	—	96	423	2,051	247	—	75	322

WesternGeco	313	10	4	20	34	307	(8)	(3)	11	—

Other	349	18	—	8	26	296	4	—	3	7
Elims & Other	(3)	(21)	(1)	(36)	(58)	—	(15)	(1)	(24)	(40)

	$3,018	$334	$3	$88		$2,654	$228	$(4)	$65

Interest Income					14					13
Interest Expense (1)					(68)					(91)
Charges (2)					(185)					—

					$186					$211

1.	Excludes interest expense included in the Segment results ($1 million in 2004; $2 million in 2003). The first quarter 2004 excludes the $73 million charge related to the US interest rate swap – see Note 4 Charges – Continuing Operations.
2.	See Note 4 Charges – Continuing Operations.

20. Pension and Other Postretirement Benefits

Net pension cost in the US for the first quarter of 2004 and 2003 included the following components:

	First Quarter
	2004	2003
	(Stated in millions)
Service cost - benefits earned during period	$15	$14
Interest cost on projected benefit obligation	25	24
Expected return on plan assets	(21)	(21)
Amortization of prior service cost/other	1	1
Amortization of unrecognized net loss	5	2

Net pension cost	$25	$20

As previously disclosed in the financial statements for the year ended December 31, 2003, the contribution in 2004 is expected to be between $40 million and $150 million.

Net pension cost in the UK plan for the first quarter of 2004 and 2003 included the following components:

	First Quarter
	2004	2003
	(Stated in millions)
Service cost - benefits earned during period	$7	$6
Interest cost on projected benefit obligation	8	6
Expected return on plan assets	(9)	(8)
Amortization of unrecognized loss	3	—

Net pension cost	$9	$4

Net postretirement benefit cost in the US for the first quarter of 2004 and 2003 included the following components:

	First Quarter
	2004	2003
	(Stated in millions)
Service cost - benefits earned during period	$7	$14
Interest cost on accumulated postretirement benefit obligation	15	24
Amortization of unrecognized net loss/other	4	(21)

Net postirement benefit cost	$26	$17

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	First Quarter
	2004(1)	2003(1)	%chg
	(Stated in millions)
Oilfield Services
Operating Revenue	$2,359	$2,051	15%
Pretax Operating Income	$423	$322	31%

WesternGeco
Operating Revenue	$313	$307	2%
Pretax Operating Income	$34	$—	—%

Other (2)
Operating Revenue	$349	$297	18%
Pretax Operating Income	$26	$7	265%

(1)	Pretax operating income represents income before taxes, charges and minority interest, excluding interest income, interest expense and amortization of certain intangibles.

The first quarter of 2004 excludes a pretax charge of $73 million for the US Interest Rate Swap, a pretax loss of $14 million on the sale of Atos Origin shares, a pretax charge of $77 million of debt extinguishment costs and a pretax charge of $20 million related to the restructuring program in the United States.

(2)	Principally comprises the Cards, Business Continuity and Meters North America activities.

First Quarter 2004 Compared to First Quarter 2003

Operating revenue for the first quarter was $3.02 billion versus $2.65 billion in 2003, an increase of 14%. Income from continuing operations was $127 million ($0.22 per share) and included charges for (i) debt extinguishment costs of $77 million; (ii) the US Interest Rate Swap of $46 million; (iii) the loss on the sale of Atos Origin shares of $14 million; and (iv) the US restructuring program of $14 million. These charges aggregated $152 million ($0.25 per share).

Discontinued operations recorded a gain of $93 million ($0.15 per share) in the quarter reflecting the gains on the sale of the SchlumbergerSema activity ($26 million), the Infodata activity ($50 million) and the Telecom Billing Software activity ($17 million).

Net income was $220 million, $0.37 per share.

Oilfield Services revenue of $2.36 billion increased 2% compared to the fourth quarter of 2003, and 15% compared to the same quarter of last year. Pretax operating income of $423 million increased 1% sequentially and 31% year-on-year.

WesternGeco revenue of $313 million was 2% higher sequentially and year-on-year. Pretax operating income of $34 million improved $1 million sequentially and compared to break-even in the first quarter of 2003.

Other activities, which comprise mainly Axalto, Electricity Meters North America and Business Continuity had revenue of $349 million and pretax operating income of $26 million.

OILFIELD SERVICES

First quarter revenue of $2.36 billion was 2% higher sequentially and increased 15% year-on-year. Pretax operating income of $423 million increased 1% sequentially and rose 31% year-on-year.

Sequential growth was strongest in the Canada, US Land, West Africa and India GeoMarkets. Demand was particularly strong for Integrated Project Management services while Drilling & Measurements, Well Services and Wireline technologies grew sequentially. Demand for the PowerDrive* rotary steerable family continued to increase particularly in the Gulf of Mexico and the Middle East.

Many regions experienced year-on-year growth, which, due to high operating leverages, generally translated into significant increases in pretax operating income. Canada, US Land, Mexico, Indonesia and the East Mediterranean GeoMarkets posted the highest revenue growth year-on-year, slightly offset by decreased activity in Saudi Arabia and the Gulf Coast GeoMarkets. Demand for all technology segments increased significantly, but particularly for Integrated Project Management, Well Services and Drilling & Measurements.

Oilfield Services after-tax return on sales (ROS) in the first quarter 2004 was 13.8% versus 14.2% in the fourth quarter 2003. The deterioration in ROS was principally due to a negative currency effect in ECA, lower margins in Nigeria, the Norwegian sector of the North Sea and in South East Asia, and lower activity level in Venezuela.

North America

Revenue of $725 million increased 7% sequentially and 17% year-on-year. Pretax operating income of $123 million increased 16% sequentially and 66% year-on-year due to improved market dynamics such as higher natural gas prices together with optimism in the US economy.

US Land delivered robust revenue growth both sequentially and year-on-year principally fueled by Well Services and Wireline due to the expansion of the unconventional gas market, an improved pricing environment as a result of tighter resource availability and strong overall market demand. Seasonal activity increases, pricing improvements, market share gain and a strengthening Canadian dollar were contributing factors to the strong sequential and year-on-year growth in Canada, along with increased Well Services and Wireline activity. Reduced rig activity on the shelf resulted in a year-on-year revenue decline in the Gulf of Mexico, partially mitigated by growth in Integrated Project Management. Sequentially, strong Drilling & Measurement activity was fueled by high demand for PowerDrive* and PowerDrive Xceed* which continue to increase drilling performance and reduce total well construction costs for the E&P industry.

Schlumberger conducted two of the largest borehole seismic surveys ever using the new 40 shuttle VSI* Versatile Seismic Imager tool for sub-salt imaging in the Gulf of Mexico. Both surveys used the new Enhanced Digital Telemetry System (EDTS), allowing for a record-breaking time while providing rapid acquisition rates without sacrificing data quality.

Latin America

Revenue of $395 million declined 3% sequentially but was 32% higher year-on-year. Pretax operating income of $61 million was 8% lower sequentially but increased 81% year-on-year.

Year-on-year growth was reflected in all GeoMarkets, with large integrated projects continuing to drive revenue by utilizing services from most technology segments. In Latin America South the completion of the first dozen wells of the Repsol-YPF D-150 contract fueled sequential and year-on-year growth. An increase in Wireline activity associated with the Peruvian jungle operations produced strong year-on-year growth while drilling times were reduced by more than half of the first well using the Data & Consulting Services and Drilling & Measurements No Drilling Surprises process.

Sequentially, revenue in Venezuela decreased substantially with both PDVSA and international operators reducing their activity. Activity is expected to further decline in the near term due to political uncertainty and on-going contractual issues.

Europe/CIS/West Africa

Revenue of $648 million decreased 3% sequentially but increased 5% year-on-year. Pretax operating income of $106 million declined 8% sequentially but increased 4% year-on-year.

Sequential declines were due to reduced Caspian activity following strong Well Completions & Productivity sales of artificial lift pumps and PhaseWatcher* equipment in the previous quarter, less Integrated Project Management work and delayed stimulation activity in Russia, continued weak market conditions in the North Sea, and overall decreased seasonal activity for Schlumberger Information Solutions. This was partially offset by strong sequential revenue growth in West and South Africa led by Wireline and Well Completions & Productivity.

Year-on-year increases were notable in the Caspian, Continental Europe and West & South Africa GeoMarkets. Pretax operating income was negatively impacted by $6 million sequentially and $11 million year-on-year, through the appreciation of a number of local currencies against the US dollar.

Integrated Project Management was selected by the Russian oil and gas company OAO RITEK as the main contractor for a drilling project of ten horizontal wells in the Sredne-Khulymskoye field to enhance oil production. This is the first time in Russia that a service company will act as project manager to execute a horizontal well field development.

Middle East & Asia

Revenue of $559 million rose 4% sequentially and 11% year-on-year. Pretax operating income of $139 million was up 6% sequentially and 20% year-on-year.

India recorded significant sequential and year-on-year revenue increases with the ramp-up in deepwater activity for ONGC and deepwater exploration activity for Reliance Industries Ltd. Sequential revenue growth was driven by strong LWD activity in Japan as well as increased completion and artificial lift sales in China. The Arabian GeoMarket also exhibited robust sequential growth mainly due to an offshore Coil Tubing campaign as well as increased Drilling & Measurements and Wireline activity. Market share gains and expansion in hydraulic fracturing in the East Africa and East Mediterranean GeoMarket also contributed to the sequential and year-on-year revenue growth. Indonesia contributed strong demand for Wireline, Drilling & Measurements, Integrated Project Management and Well Services technologies. Overall, the sequential improvement was partially offset by lower activity in the Gulf States and Malaysia/Brunei/Philippines GeoMarkets.

The exceptional success of the first year of Coiled Tubing Drilling (CTD) operations on the Sharjah project in UAE for BP led to a two-year contract extension. Operations were run with no accidents or spills and production increased significantly. Elsewhere a CTD record was broken with the deepest exit ever at 16,049 feet measured depth to drill a 1,976 feet lateral section.

The PhaseWatcher Vx multiphase fluid monitoring system is being implemented on a large scale after a two-year validation phase. The largest order ever was placed for a single field bringing the total number of meters to 33. Some of the meters include real-time data delivery via InterAct* real-time monitoring and data delivery service in order to improve production monitoring and production allocation accuracy.

WESTERNGECO

First quarter revenue of $313 million was 2% higher both sequentially and year-on-year. Pretax operating income of $34 million, including a $7 million release of employee related provisions, improved $1 million sequentially and $34 million year-on-year.

Sequentially, Multiclient survey sales of $135 million grew 22% driven by the Central Gulf of Mexico lease sale partially offset by lower sales in the North Sea and West Africa. About 50% of the surveys sold had no net book value with about 7% of the revenue coming from surveys considered impaired in September 2003. Land seismic was higher mainly in the Middle East on the start up of projects in Chad, Egypt, Saudi Arabia, and the Petronas Land project in Malaysia. Marine seismic activity decreased 21% mainly in the Gulf of Mexico and the Caspian for seasonal reasons.

Year-on-year revenue growth was mainly due to a 25% increase in Multiclient sales driven by the Central Gulf of Mexico lease sale and by execution of a long-term Multiclient volume agreement signed in December 2003. This result was offset by lower Land seismic activity after the shutdown of crews in Alaska and in the Middle East.

Year-on-year increase in pretax operating income was mainly attributable to higher Multiclient sales coupled with savings related to restructuring measures taken in 2003. Multiclient drove sequential improvement in pretax operating income due to increased sales partially offset by sluggish Marine seismic activity.

Including Multiclient pre-commitments, the backlog at the end of the first quarter reached $479 million, a 17% increase over the previous quarter.

OTHER

Axalto revenue of $203 million increased by 26% year-on-year. Excluding the effect of the change in exchange rates, revenue increased by 16%. All segments of the smart cards business contributed to the growth. Axalto recorded a significant year-on-year increase in SIM (Subscriber Identity Module) cards volumes, up 26% to 49 million units in the quarter, in all geographic regions, while average sales prices decreased by 9%. Volume of microprocessor financial cards grew year-on-year 49% to 21 million units. In early May 2004, Axalto commenced the marketing phase of its Initial Public Offering.

Electricity Meters North America revenue of $76 million grew 18% year-on-year mainly as the product mix shifted towards solid-state meters.

INCOME STATEMENT

Interest income of $14 million decreased 2% compared to the same quarter last year. The average return on investment decreased from 3.6% to 1.8%. The average investment balance of $3.1 billion was up $1.5 billion over last year due to liquidity generated by operations and business divestiture proceeds. Gross margin of 22% was 2 percentage points above last year. As a percentage of revenue, marketing expense was 0.1% less than last year and research and engineering expense decreased 0.4% from last year. General expense as a percentage of revenue decreased from 3.5% to 3.1%. Interest expense of $142.8 million increased $49.9 million compared to same quarter last year and decreased $23.6 million excluding the $73.5 million charge related to the US Interest Rate Swap. Excluding this charge the average borrowing rates decreased from 5.3% to 4.0%. The average debt balance decreased $217 million compared to the same quarter last year. The effective tax rate for the first quarter, excluding the charges of $185 million, was 24% compared to 31% for the same period last year. The major cause of the decrease over last year was the country mix of WesternGeco’s results and reduced losses for which valuation allowances were required in 2003.

CASH FLOW

During the first quarter, cash provided by operations was $179 million as net income plus depreciation/amortization and charges including the extinguishment of European debt and the US Interest Rate Swap were only partially offset by increases in customer receivables, and a decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to the first quarter traditional, normal funding of employee benefits. Cash provided by investing activities was $1.33 billion with proceeds from the sales of the SchlumbergerSema business ($555 million), the Infodata business ($104 million), the Telecom Billing Software business ($37 million), the proceeds from the sale of the Atos Origin shares ($613 million) and a net change in investments ($241 million) only partially offset by investments in fixed assets ($208 million). Cash used by financing activities was $1.6 billion, the payment of dividends to shareholders ($110 million) and debt extinguishment costs ($76 million) which were only partially offset by the proceeds from employee stock plans ($122 million).

Net Debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Details of the Net Debt follows:

First Quarter	2004
(Stated in millions)
Net Debt, beginning of period	$(4,176)
Net income from continuing operations	127
Charges	152
Depreciation and amortization	348
Change in working capital	(410)
Capital expenditures	(220)
Dividends paid	(110)
Employee stock plans	122
Proceeds from the sale of the SchlumbergerSema activity	555
Proceeds from the sale of the Telecom Billing Software activity	37
Proceeds from the sale of the Infodata activity	104
Proceeds from the sale of Atos Origin shares	613
Debt extinguishment costs	(76)
Other	(61)
Translation effect on net debt	35

Net Debt, end of period	$(2,960)

Components of Net Debt	Mar. 31 2004	Dec. 31 2003
	(Stated in millions)
Cash and short-term investments	$2,833	$3,109
Fixed income investments, held to maturity	182	223
Bank loans and current portion of long-term debt	(1,753)	(1,411)
Long-term debt	(4,222)	(6,097)

	$(2,960)	$(4,176)

INFORMATION ON NON-GAAP MEASURE

In addition to financial results determined in accordance with generally accepted accounting principles (GAAP) this document also includes the following non-GAAP financial measure:

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

The foregoing non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to, total debt, net income, cash flows or other measures of financial performance prepared in accordance with GAAP as more fully discussed in Schlumberger’s financial statements and filings with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the first quarter 2004 earnings release and associated web-based publications and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook, economic recovery, expected capex and depreciation and amortization charges, the acquisition of new multiclient surveys, the funding of pension plans and related pension expense, the likelihood and timing of and the benefits to be derived from divestitures, the likelihood and timing of the Axalto IPO, conditions in the oilfield service business, including activity levels during 2004 and higher E&P investment, the introduction of new technologies and services, oil and natural gas production, benefits from contract awards, our ability to achieve our debt reduction goals, future results of operations, interest expense, reductions in overhead expense, pricing and future effective tax rates. These statements involve risks and uncertainties, including, but not limited to, the extent and timing of a rebound in the global economy; changes in exploration and production spending by major oil companies; recovery of activity levels, improved pricing and realization of cost reduction and cost savings targets associated with the seismic business; market acceptance of Q seismic and other technologies; general economic and business conditions in key regions of the world, including Venezuela; political and economic uncertainty in Venezuela and Nigeria and further socio-political unrest in the Persian Gulf and/or Asia; our ability to complete and benefits to be derived from other divestitures; our ability to achieve growth objectives in IT solutions to upstream E&P business; a rebound in the IT environment and an increase in IT spending; the extent and timing of a recovery in the telecommunications industry; our ability to meet our identified liquidity projections, including the generation of sufficient cash flow from oilfield operating results and the successful completion of certain business divestitures; potential contributions to pension plans; and other factors detailed in our first quarter 2004 earnings release, our most recent Form 10-K and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Schlumberger does not believe it has a material exposure to financial market risk. Schlumberger manages the exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt. With regard to foreign currency fluctuations, Schlumberger enters into various contracts, which change in value as foreign exchange rates change, to protect the value of external and intercompany transactions in foreign currencies. Schlumberger does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 4: Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

*Mark of Schlumberger

PART II. OTHER INFORMATION

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In connection with the exercise of stock options under Schlumberger’s incentive compensation plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options. Schlumberger does not view these transactions as implicating the disclosure required under this Item. The number of shares of Schlumberger common stock received from optionholders is immaterial.

Item 4: Submission of Matters to a Vote of Security Holders

a)	The Annual General Meeting of Stockholders of the Registrant (“the Meeting”) was held on April 14, 2004.

b)	At the Meeting, the number of Directors was fixed at 10 and the following 10 individuals were elected to comprise the entire Board of Directors of the Registrant, each to hold office until the next Annual General Meeting of Stockholders and until a director’s successor is elected and qualified or until a director’s death, resignation or removal. All of the nominees, except Tore I. Sandvold, were directors who were previously elected by the stockholders.

John Deutch

Jamie S. Gorelick

Andrew Gould

Tony Isaac

Adrian Lajous

André Lévy-Lang

Didier Primat

Tore I. Sandvold

Nicolas Seydoux

Linda Gillespie Stuntz

c)	The Meeting also voted (i) to adopt and approve the Company’s Consolidated Balance Sheet as at December 31, 2003, its Consolidated Statement of Income for the year ended December 31, 2003, and the declaration of dividends reflected in the Company’s 2003 Annual Report to Stockholders; (ii) to approve and adopt the 2004 Stock and Deferral Plan for Non-Employee Directors; and (iii) to approve the appointment of PricewaterhouseCoopers LLP as independent public auditors to audit the accounts of the Company for the year 2004.

    The votes cast were as follows:

Directors

	For	Withheld
John Deutch	475,878,267	26,507,415
Jamie S. Gorelick	479,195,087	23,190,595
Andrew Gould	494,443,793	7,941,889
Tony Isaac	494,308,717	8,076,965
Adrian Lajous	497,684,957	4,700,725
André Lévy-Lang	494,949,693	7,435,989
Didier Primat	494,987,399	7,398,283
Tore I. Sandvold	497,257,650	5,128,032
Nicolas Seydoux	497,615,913	4,769,769
Linda Gillespie Stuntz	494,963,225	7,422,457

Financials:
	For	Against	Abstain
	481,228,839	777,041	20,379,802

2004 Stock and Deferral Plan:
	For	Against	Abstain
	369,788,198	53,788,109	4,819,781

PricewaterhouseCoopers:
	For	Against	Abstain
	492,958,404	5,261,984	4,165,294

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

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

Report 8-K dated January 23, 2004 and furnished on January 23, 2004 to report the Fourth Quarter Press Release and the Question and Answer relating to the Press Release.

Report 8-K dated January 29, 2004 and filed on January 30, 2004 to report the sale of the majority of its SchlumbergerSema businesses to Atos Origin.

Report 8-K dated February 2, 2004 and filed on February 4, 2004 to report the agreement to sell 9.6 million shares of Atos Origin in a private placement to institutional investors.

Report 8-K/A dated January 29, 2004 and filed on March 15, 2004 to furnish updated financial information with respect to the sale of the SchlumbergerSema business.

Report 8-K dated March 24, 2004 and filed on March 24, 2004 to report the plan for Initial Public Offering of Axalto Common Stock.

Report 8-K dated March 29, 2004 and furnished on March 30, 2004 to report a presentation by Andrew Gould, Chairman and CEO to the Howard Weil Energy Conference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: May 7, 2004	/s/ Frank A. Sorgie
Frank A. Sorgie
Chief Accounting Officer and Duly Authorized
Signatory