Form 10-Q
period 2004-06-30
SCHLUMBERGER LTD /NV/
filed 2004-08-03
CIK 87347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: June 30, 2004	Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 EAST 53 STREET, 57th Floor NEW YORK, NEW YORK, U.S.A.	10022

42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

PARKSTRAAT 83 THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
COMMON STOCK, $0.01 PAR VALUE	590,502,166

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Period Ended June 30,
	Second Quarter		Six Months
	2004	2003	2004	2003
REVENUE:
Operating	$2,856,315	$2,541,138	$5,551,248	$4,929,979
Interest & other income	25,060	39,088	47,954	68,746

	2,881,375	2,580,226	5,599,202	4,998,725

EXPENSES:
Cost of goods sold & services	2,250,532	2,001,364	4,389,198	3,916,685
Research & engineering	125,381	106,065	237,953	213,046
Marketing	12,479	14,839	23,344	28,590
General	81,266	79,557	159,599	162,603
Debt extinguishment costs	37,412	81,473	114,894	81,473
Interest	41,181	92,301	183,954	185,164

	2,548,251	2,375,599	5,108,942	4,587,561

Income from Continuing Operations before taxes and minority interest	333,124	204,627	490,260	411,164
Taxes on income	76,363	62,746	126,811	126,059

Income from Continuing Operations before minority interest	256,761	141,881	363,449	285,105
Minority interest	(2,088)	3,835	(4,913)	8,433

Income from Continuing Operations	254,673	145,716	358,536	293,538
Income (Loss) from Discontinued Operations	100,934	(33,594)	217,357	(32,254)

Net Income	$355,607	$112,122	$575,893	$261,284

Basic earnings per share:
Income from Continuing Operations	$0.43	$0.25	$0.61	$0.50
Income (Loss) from Discontinued Operations	0.17	(0.06)	0.37	(0.05)

Net Income	$0.60	$0.19	$0.98	$0.45

Diluted earnings per share:
Income from Continuing Operations	$0.43	$0.25	$0.61	$0.50
Income (Loss) from Discontinued Operations	0.16	(0.06)	0.35	(0.05)

Net Income	$0.59	$0.19	$0.96	$0.45

Average shares outstanding:
Basic	589,883	582,475	588,810	582,342
Assuming dilution	613,380	589,024	612,620	586,502

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

(Stated in thousands)

	June 30, 2004 (Unaudited)	Dec. 31, 2003
ASSETS

CURRENT ASSETS:
Cash	$170,206	$234,192
Short-term Investments	2,388,895	2,874,781
Receivables less allowance for doubtful accounts (2004 - $112,054; 2003 - $128,199)	2,778,049	2,568,425
Inventories	768,869	796,559
Deferred taxes	402,854	315,350
Other current assets	403,220	341,973
Assets held for sale	173,250	3,237,841

	7,085,343	10,369,121

FIXED INCOME INVESTMENTS, HELD TO MATURITY	112,231	223,300
INVESTMENTS IN AFFILIATED COMPANIES	847,627	776,965
FIXED ASSETS	3,542,473	3,799,711
MULTICLIENT SEISMIC DATA	421,800	505,784
GOODWILL	2,703,977	3,284,254
INTANGIBLE ASSETS	357,023	403,319
DEFERRED TAXES	311,464	316,277
OTHER ASSETS	352,645	362,595

	$15,734,583	$20,041,326

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,220,300	$3,247,546
Estimated liability for taxes on income	859,481	807,938
Dividend payable	111,330	110,511
Long-term debt - current portion	153,769	889,678
Bank & short-term loans	537,759	521,489
Liabilities held for sale	30,532	1,217,568

	4,913,171	6,794,730

LONG-TERM DEBT	3,747,249	6,097,418
POSTRETIREMENT BENEFITS	650,502	614,850
OTHER LIABILITIES	155,387	254,709

	9,466,309	13,761,707

MINORITY INTEREST	395,988	398,330

STOCKHOLDERS’ EQUITY:
Common stock	2,371,889	2,258,488
Income retained for use in the business	5,860,594	5,505,744
Treasury stock at cost	(1,423,678)	(1,508,239)
Accumulated other comprehensive income (loss)	(936,519)	(374,704)

	5,872,286	5,881,289

	$15,734,583	$20,041,326

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$358,536	$293,538
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	652,447	681,163
Gain on sale of Grant Prideco stock	—	(1,320)
Charges (2)	185,861	81,473
Earnings of companies carried at equity, less dividends received	(43,850)	(33,564)
(Increase) decrease in deferred taxes	(112,903)	24,532
Provision for losses on accounts receivable	14,478	41,749
Change in operating assets and liabilities excluding acquisitions/divestitures:
Increase in receivables	(517,619)	(316,302)
(Increase) decrease in inventories	(111,318)	52,537
Decrease (increase) in other current assets	7,135	(59,074)
Increase (decrease) in accounts payable and accrued liabilities	27,401	(277,874)
Increase in estimated liability for taxes on income	126,805	23,639
Postretirement benefits	35,973	35,850
Other - net	(32,360)	65,237

NET CASH PROVIDED BY OPERATING ACTIVITIES	590,586	611,584

Cash flows from investing activities:
Purchase of fixed assets	(470,643)	(381,657)
Multiclient seismic data capitalized	(25,325)	(95,190)
Capitalization of intangible assets	(36,918)	(20,494)
Retirement of fixed assets & other	(1,491)	78,165
Sale of Grant Prideco stock	—	105,590
Proceeds from the sale of SchlumbergerSema business	555,303	—
Proceeds from the sale of Infodata business	104,410	—
Proceeds from the sale of Telecom Billing Software business	36,900	—
Proceeds from the sale of Business Continuity business	233,173	—
Proceeds from the sale of Axalto business	605,872	—
Proceeds from the sale of Atos Origin shares	1,164,662	—
Acquisition of PetroAlliance	(12,134)	—
Sale (purchase) of investments, net	583,673	(1,309,474)
Other	(60,573)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	2,676,909	(1,623,060)

Cash flows from financing activities:
Dividends paid	(220,224)	(218,067)
Proceeds from employee stock purchase plan	3,733	87,238
Proceeds from exercise of stock options	120,766	13,092
Proceeds from issuance of convertible debentures (net of fees)	—	1,276,800
Proceeds from issuance of commercial paper	212,203	1,120,655
Debt extinguishment costs	(111,034)	—
Settlement of US Interest Rate Swap	(70,495)	—
Payments of principal on commercial paper and long-term debt	(3,296,795)	(1,102,482)
Net increase (decrease) in short-term debt	29,884	(98,293)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,331,962)	1,078,943

Discontinued operations	(506)	27,033

Net decrease in cash before translation	(64,973)	94,500
Translation effect on cash	987	1,355
Cash, beginning of period	234,192	168,110

CASH, END OF PERIOD	$170,206	$263,965

(1)	Includes multiclient seismic data costs, excluding impairment charges.
(2)	See Note 4 – Charges – Continuing Operations.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Stated in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
Balance, January 1, 2004	$2,258,488	$(1,508,239)	$5,505,744	$(22,504)	$(283,075)	$(69,125)	$—
Net Income			575,893				575,893
Derivatives & investments marked to market				1,850			1,850
Interest rate swap				42,562			42,562
Translation adjustment						19,804	19,804
Sale of SchlumbergerSema, net of tax					75,346	(552,000)
Sale of Axalto						(110,000)
Minimum pension liability - (US/UK Plans)					(64,037)		(64,037)
Tax benefit on minimum pension liability					24,660		24,660
Dividends declared			(221,043)
Employee Stock Purchase Plan (DSPP)	22,641	16,726
Shares sold to optionees	61,038	59,728
Shares granted to Directors	560	269
Stock based compensation cost	12,732
Purchase of PetroAlliance	16,430	7,838

Balance, June 30, 2004	$2,371,889	$(1,423,678)	$5,860,594	$21,908	$(247,106)	$(711,321)	$600,732

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2004	667,105,988	(81,157,660)	585,948,328
Employee Stock Purchase Plan	—	900,254	900,254
Shares sold to optionees	—	3,217,214	3,217,214
Granted to Directors	—	14,500	14,500
Purchase of PetroAlliance	—	421,870	421,870

Balance, June 30, 2004	667,105,988	(76,603,822)	590,502,166

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The December 31, 2003 balance sheet information has been derived from the audited 2003 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2004, for the fiscal year ended December 31, 2003.

1. Discontinued Operations

The sale of the SchlumbergerSema business was completed in January 2004. Schlumberger received €443 million ($555 million) in cash and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.275 billion). The results of SchlumbergerSema are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the first quarter of 2004, a gain of $26 million on the sale and in the second quarter of 2004, a credit of $15 million related to adjustments to several accruals. The net assets sold were approximately $2.2 billion. See Note 9 for further information.

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

On April 29, 2004, Schlumberger completed the sale of its Business Continuity (BCO) business for an all-cash amount of $237 million. The results of BCO are reported in Discontinued Operations in the Consolidated Statement of Income and include, in the second quarter of 2004, a gain of $48 million on the sale. The net assets sold were approximately $160 million.

On May 18, 2004, Schlumberger’s wholly owned subsidiary Schlumberger BV placed 34.8 million ordinary shares in its smart card business Axalto Holding NV, representing 87% of the total ordinary shares outstanding. The sale price was €14.80 per share giving net proceeds, after expenses, of $606 million, which included a subsequent placement of 166,250 shares. The results of Axalto are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the second quarter of 2004, a loss of $7 million on the sale. The net assets sold were approximately $700 million.

On July 1, 2004, Schlumberger completed the sale of its Electricity Metering North America business for an all-cash amount of $248 million. The results of Electricity Metering North America are reported in Discontinued Operations in the Consolidated Statement of Income and included in the second quarter of 2004, a credit of $25 million including a US tax valuation allowance release of $49 million related to a tax loss carry forward associated with the sale of SchlumbergerSema (which is also included in Discontinued Operations). Excluding the tax release, the transaction would have resulted in a loss of $24 million. The net assets sold were approximately $134 million.

In the third quarter of 2004, Schlumberger expects to complete the sale of its Telecom UK Messaging business. The results of UK Messaging Systems are included as Discontinued Operations in the Consolidated Statement of Income.

Revenue and operating income from discontinued operations were as follows:

(Stated in thousands)

	Second Quarter		Six Months
	2004	2003	2004	2003
SchlumbergerSema
Revenue	$—	$677,377	$—	$1,314,741
Operating income	$—	$2,265	$—	$2,844

Infodata
Revenue	$—	$21,598	$17,937	$44,543
Operating income	$—	$3,139	$2,282	$6,542

Telecom Billing Software
Revenue	$—	$10,808	$—	$18,640
Operating loss	$—	$(2,801)	$—	$(7,154)

Axalto
Revenue	$69,148	$178,342	$270,925	$341,160
Operating income	$5,135	$2,243	$14,730	$337

Electricity Meters North America
Revenue	$78,563	$74,717	$154,333	$138,668
Operating income (loss)	$12,197	$(8,631)	$24,438	$(3,433)

Business Continuity
Revenue	$—	$34,471	$37,872	$67,479
Operating income	$—	$1,886	$1,121	$3,360

Telecom UK Messaging
Revenue	$3,301	$7,979	$11,272	$13,587
Operating income (loss)	$(1,784)	$(188)	$(1,765)	$(786)

2. Reclassification

Certain items from prior years have been reclassified to conform to the current year presentation.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

(Stated in thousands except per share amounts)

	2004			2003
Second Quarter	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Basic	$254,673	589,883	$0.43	$145,716	582,475	$0.25

Dilutive effect of convertible debentures	7,197	19,105		1,544	4,055
Dilutive effect of options	—	4,392		—	2,494

Diluted	$261,870	613,380	$0.43	$147,260	589,024	$0.25

Six Months	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
Basic	$358,536	588,810	$0.61	$293,538	582,342	$0.50

Dilutive effect of convertible debentures	14,394	19,105		1,544	2,028
Dilutive effect of options	—	4,705		—	2,132

Diluted	$372,930	612,620	$0.61	$295,082	586,502	$0.50

4. Charges – Continuing Operations

Debt Extinguishment Costs

In June 2004, Schlumberger Technology Corporation (STC) bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012. As a result Schlumberger recorded a pretax charge of $37 million ($23 million after tax - $0.04 per share), which included market premium and transaction costs.

In March 2004, Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.50% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €8 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. As a result, Schlumberger recorded a pretax and after-tax charge of $77 million, which included market and tender premiums, and transaction costs.

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges

First quarter of 2004:

•	STC paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax - $0.08 per share) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million ($0.02 per share) on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger is undertaking a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax - $0.02 per share) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold& services in the Consolidated Statement of Income.

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million ($0.01 per share) on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income. Schlumberger does not have any ownership interest in Atos.

•	Schlumberger is undertaking a restructuring program in order to reduce overhead. Consequently, a pretax and after-tax charge of $4 million ($0.01 per share) was taken in the quarter related to employee terminations and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	STC settled its US Interest Rate Swaps with a consequent pretax gain of $10 million ($6 million after-tax - $0.01 per share) which is classified in Interest Expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million ($0.02 per share) related to a vacated leased facility in the UK which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million ($0.01 per share) related to the release of a litigation reserve which was no longer required and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

5. Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on June 30, 2004 was $697 million and on December 31, 2003 was $657 million. Schlumberger’s equity income from this joint venture was $15 million in the second quarter of 2004 ($11 million in 2003) and $32 million year to date 2004 ($22 million in 2003) and is included in Interest and other income in the Consolidated Statement of Income.

6. New Accounting Standards

In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-2 (Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003). The statement permits the deferral of accounting related to the effects of the legislation until the earlier of issuance of final accounting guidance by the FASB or a significant plan amendment/curtailment event requiring remeasurement, occurring after January 31, 2004. Schlumberger expects the new legislation will reduce future postretirement medical costs by approximately $6 million per year.

7. Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, which was subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $250 million at June 30, 2004. Unless extended by amendment, the agreement expires in September 2004.

8. Financing

During the second quarter STC bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012. The pretax charge associated with this transaction was $37 million. See Note 4 Charges – Continuing Operations.

In April 2004, STC settled the Interest Rate Swaps which it had written down in March 2004, resulting in a pretax gain of $10 million in the second quarter. See Note 4 Charges – Continuing Operations.

In March 2004 SPLC accepted tenders for the outstanding £175 million SPLC 6.5% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €8 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. See Note 4 Charges – Continuing Operations.

In March 2004 STC paid off its commercial paper program in the US. See Note 4 Charges – Continuing Operations.

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

On April 30, 2004 Schlumberger sold its remaining holding of 9.7 million Atos Origin shares for a net consideration after expenses of €465 million ($551 million).

10. Inventory

A summary of inventory follows:

(Stated in millions)

	June 30 2004	Dec. 31 2003
Raw Materials & Field Materials	$761	$778
Work in Process	99	96
Finished Goods	47	62

	907	936
Reserves	(138)	(139)

	$769	$797

11. Assets held for sale and Liabilities held for sale

On July 1, 2004, Schlumberger completed the sale of its Electricity Meters North America business and also expects to complete the sale of its UK Messaging Systems business in the third quarter of 2004. In accordance with generally accepted accounting principles, the assets and liabilities which will be eliminated from the Schlumberger Consolidated Balance Sheet subsequent to the sale have been aggregated and presented on the Consolidated Balance Sheet at June 30, 2004 as Assets held for sale ($173 million) and Liabilities held for sale ($31 million). The Assets held for sale primarily comprise receivables, inventory, goodwill and fixed assets.

12. Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	June 30 2004	Dec. 31 2003
Property plant & equipment	$10,631	$10,977
Less: Accumulated depreciation	7,089	7,177

	$3,542	$3,800

13. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

Balance at December 31, 2003	$506
Capitalized in period	25
Charged to cost of goods sold & services	(109)

Balance at June 30, 2004	$422

14. Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

(Stated in millions)

Balance at December 31, 2003	$3,284
Additions	13
Divestitures	(540)
Transfer to Assets held for sale	(94)
Impact of change in exchange rates	40

Balance at June 30, 2004	$2,703

15. Intangible Assets

A summary of intangible assets follows:

(Stated in millions)

	June 30 2004	Dec. 31 2003
Gross book value	$576	$796
Less: Accumulated amortization	219	393

	$357	$403

The amortization charged to income for the second quarter and six months of 2004 was $23 million and $41 million respectively.

Intangible assets principally comprise patents, software, technology and other. At June 30, 2004, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

(Stated in millions)

	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$337	$106	5 -10 years
Technology	154	75	5 -10 years
Patents	11	6	5 -10 years
Other	74	32	1 -15 years

	$576	$219

The weighted average amortization period for all intangible assets is approximately 6 years.

16. Stock Compensation Plans

As of June 30, 2004, Schlumberger had two types of stock-based compensation plans. Schlumberger recorded stock options expense in the Consolidated Statement of Income commencing in the third quarter of 2003, on a prospective basis for grants after January 1, 2003 (SFAS 123 and SFAS 148). The effect of this adoption on the second quarter net income was $6.3 million ($.01 per share) and $12.7 million for the six months ended June 30 ($0.02 per share). Schlumberger applied APB25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards prior to January 1, 2003, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)

	Second Quarter		Six Months
	2004	2003	2004	2003
Net income
As reported	$356	$112	$576	$261
Proforma adjustments:
Cost of DSPP	—	(7)	—	(14)
Cost of Stock Options	(18)	(29)	(36)	(58)
Tax benefit	2	2	4	4

Proforma	$340	$78	$544	$193

Basic earnings per share
As reported	$0.60	$0.19	$0.98	$0.45
Proforma adjustments:
Cost of DSPP	—	(0.01)	—	(0.02)
Cost of Stock Options	(0.02)	(0.05)	(0.02)	(0.02)
Tax benefit on Stock Options	—	—	0.01	0.01

Pro forma	$0.58	$0.13	$0.97	$0.42

Diluted earnings per share
As reported	$0.59	$0.19	$0.96	$0.45
Proforma adjustments:
Cost of DSPP	—	(0.01)	—	(0.02)
Cost of Stock Options	(0.03)	(0.05)	(0.06)	(0.10)
Tax benefit on Stock Options	—	—	0.01	0.01

Pro forma	$0.56	$0.13	$0.91	$0.34

17. Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2004	2003	2004	2003
United States	$48	$36	$50	$87
Outside United States	285	169	440	324

Pretax income	$333	$205	$490	$411

US pretax results in the second quarter of 2004 included net charges of $27 million related to the US Interest Rate swap and US bonds debt extinguishment costs. Outside the US, charges were $17 million. The US pretax results for the first six months of 2004 included charges of $121 million related to the US Interest Rate Swap, the restructuring program and the US bonds debt extinguishment costs. Outside the US pretax results included charges of $108 million related to the debt extinguishment costs, the restructuring program and the loss on sale of Atos Origin common stock.

Schlumberger had net deferred tax assets of $714 million on June 30, 2004 including a partial valuation allowance of $240 million relating to a certain European net operating loss, and $632 million on December 31, 2003. Significant components of net deferred tax assets at June 30, 2004 included postretirement and other long-term benefits ($220 million), current employee benefits ($221 million), fixed assets, inventory and other ($175 million) and net operating losses ($338 million less a partial valuation allowance of $240 million). At December 31, 2003, net deferred tax assets included postretirement and other long-term benefits ($213 million), current employee benefits ($183 million), fixed assets, inventory and other ($194 million) and net operating losses ($367 million less a partial valuation allowance of $325 million).

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)

	Second Quarter		Six Months
	2004	2003	2004	2003
Current:
United States - Federal	$78	$(3)	$105	$43
United States - State	2	1	4	6
Outside United States	44	70	88	109

	$124	$68	$197	$158

Deferred:			Yucca
United States - Federal	$(80)	$2	$(102)	$(23)
United States - State	(1)	—	(1)	(3)
Outside United States	33	(67)	29	(83)
Valuation allowance	—	60	4	77

	$(48)	$(5)	$(70)	$(32)

Consolidated taxes on income	$76	$63	$127	$126

Schlumberger reported charges in continuing operations in 2004 and 2003. These are more fully described in the note Charges – Continuing Operations. A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Second Quarter		Six Months
	2004	2003	2004	2003
US federal statutory rate	35	35	35	35
US state income taxes	—	—	—	—
Non US income taxed at different rates	(8)	(23)	(10)	(17)
Valuation allowance (net of charges)	—	10	1	8
Other	(5)	—	(2)	—
Charges	1	9	2	5

Effective income tax rate	23	31	26	31

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

The Consolidated Balance sheet includes accruals for estimated future expenditures associated with business divestitures which have been completed. It is possible that the ultimate expenditures may exceed the amounts recorded. In the opinion of management, such additional expenditures are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

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

19. Segment Information

Schlumberger operates two reportable business segments: Oilfield Services and WesternGeco.

Prior periods have been restated so as to be comparable with our current reporting structure.

(Stated in millions)

	SECOND QUARTER 2004					SECOND QUARTER 2003
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$746	$78	$—	$42	$120	$656	$58	$—	$36	$94
Latin America	426	50	—	13	63	353	45	—	13	58
Europe/CIS/W. Africa	704	94	—	23	117	659	100	—	21	121
Middle East & Asia	636	139	—	22	161	520	117	—	16	133
Elims/Other	28	(11)	—	4	(7)	15	(16)	—	4	(12)

	2,540	350	—	104	454	2,203	304	—	90	394

WesternGeco	292	7	3	5	15	306	(6)	(3)	(7)	(16)

Other	23	(3)	—	—	(3)	29	(2)	—	—	(2)

Elims & Other	1	(28)	(1)	(22)	(51)	3	9	(1)	(20)	(12)

	$2,856	$326	$2	$87		$2,541	$305	$(4)	$63

Interest Income					11					13
Interest Expense (1)					(49)					(91)
Charges (2)					(44)					(81)

					$333					$205

1.	Excludes interest expense included in the Segment results ($2 million in 2004; $1 million in 2003). The second quarter 2004 excludes the $10 million credit related to the US interest rate swap – see Note 4 Charges – Continuing Operations.
2.	See Note 4 Charges – Continuing Operations.

(Stated in millions)

	SIX MONTHS 2004					SIX MONTHS 2003
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$1,472	$159	$—	$84	$243	$1,274	$107	$—	$62	$169
Latin America	821	100	—	24	124	652	70	—	22	92
Europe/CIS/W. Africa	1,352	180	—	43	223	1,275	183	—	40	223
Middle East & Asia	1,195	260	—	40	300	1,022	221	—	29	250
Elims/Other	59	(23)	—	10	(13)	31	(29)	—	12	(17)

	4,899	676	—	201	877	4,254	552	—	165	717

WesternGeco	605	15	7	26	48	613	(14)	(6)	4	(16)

Other	45	(6)	—	(1)	(7)	58	(4)	—	(1)	(5)

Elims & Other	2	(48)	(2)	(56)	(106)	5	(4)	(2)	(42)	(48)

	$5,551	$637	$5	$170		$4,930	$530	$(8)	$126

Interest Income					25					26
Interest Expense (1)					(118)					(182)
Charges (2)					(229)					(81)

					$490					$411

1.	Excludes interest expense included in the Segment results ($2 million in 2004 and $3 million in 2003). The six months 2004 excludes the $64 million charge related to the US interest rate swap – see Note 4 Charges – Continuing Operations.
2.	See Note 4 Charges – Continuing Operations.

20. Pension and Other Postretirement Benefits

Net pension cost in the US for the second quarter and six months of 2004 and 2003 included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2004	2003	2004	2003
Service cost - benefits earned during period	$15	$14	$30	$28
Interest cost on projected benefit obligation	25	24	50	48
Expected return on plan assets	(21)	(21)	(42)	(42)
Amortization of prior service cost/other	1	1	2	2
Amortization of unrecognized net loss	5	2	10	4

Net pension cost	$25	$20	$50	$40

The contribution in 2004 is expected to be $230 million.

Net pension cost in the UK plan for the first quarter of 2004 and 2003 included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2004	2003	2004	2003
Service cost - benefits earned during period	$7	$6	$14	$12
Interest cost on projected benefit obligation	8	6	16	12
Expected return on plan assets	(10)	(8)	(19)	(16)
Amortization of unrecognized loss	2	—	5	—

Net pension cost	$7	$4	$16	$8

Net postretirement benefit cost in the US for the second quarter and six months of 2004 and 2003 included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2004	2003	2004	2003
Service cost - benefits earned during period	$7	$7	$14	$14
Interest cost on accumulated postretirement benefit obligation	15	13	30	26
Amortization of unrecognized net loss/other	4	3	8	6

Net postirement benefit cost	$26	$23	$52	$46

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

(Stated in millions)

	Second Quarter			Six Months
	2004 (2)	2003 (2)(4)	% chg	2004 (2)	2003 (2)(4)	% chg
Oilfield Services
Operating Revenue	$2,541	$2,203	15%	$4,899	$4,254	15%
Pretax Operating Income (1)	$454	$394	15%	$877	$717	22%

WesternGeco
Operating Revenue	$292	$306	(5)%	$605	$613	(1)%
Pretax Operating Income (1)	$15	$(16)	—%	$48	$(16)	—%

Other (3)
Operating Revenue	$23	$29	(22)%	$45	$58	(23)%
Pretax Operating Income (1)	$(3)	$(2)	—%	$(7)	$(5)	—%

(1)	Pretax segment operating income represents income before taxes and minority interest, excluding interest income, interest expense and amortization of intangibles.
(2)	The second quarter of 2004 excludes a pretax loss of $7 million on the sale of Atos Origin shares, a pretax vacated leased facility reserve of $11 million, a pretax reorganization reserve of $4 million, a pretax release of a litigation reserve of $5 million, a pretax gain of $10 million for the settlement of the US Interest Rate Swap and a pretax charge of $37 million of debt extinguishment costs.

The first quarter of 2004 excludes a pretax charge of $73 million for the US Interest Rate Swap write off, a pretax loss of $14 million on the sale of Atos Origin shares, a pretax charge of $77 million of debt extinguishment costs and a pretax charge of $20 million related to the restructuring program in the United States.

The second quarter 2003 excludes $81 million of debt extinguishment costs.

(3)	Comprises the Global Tel*Link, Payphones and Essentis businesses.
(4)	Restated for discontinued operations.

Second Quarter 2004 Compared to Second Quarter 2003

Operating revenue for the second quarter was $2.86 billion versus $2.54 billion in the second quarter 2003, an increase of 12%. Income from continuing operations before charges was $288 million, or $0.48 per share-diluted versus $0.39 in the second quarter of last year and $0.43 in the first quarter of 2004. Including after-tax charges of $34 million, income from continuing operations was $255 million, or $0.43 per share compared to $146 million, or $0.25 per share, last year.

Discontinued operations recorded a gain of $101 million ($0.16 per share) in the quarter.

Net income was $356 million, or $0.59 per share - diluted compared to a net income of $112 million, or $0.19 per share - diluted, in the second quarter of 2003.

Oilfield Services revenue of $2.54 billion increased 8% compared to the first quarter, and 15% compared to the same quarter of last year. Pretax segment operating income of $454 million increased 7% sequentially and 15% year-on-year.

WesternGeco revenue of $292 million decreased 7% sequentially and 5% year-on-year. Pretax segment operating income of $15 million declined $19 million sequentially but improved $31 million compared to the same quarter of last year.

On July 22, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million shares to be acquired in the open market before December 2006, subject to market conditions.

OILFIELD SERVICES

Second quarter revenue of $2.54 billion was 8% higher sequentially and increased 15% year-on-year. Pretax operating income of $454 million increased 7% sequentially and rose 15% year-on-year.

Sequential growth was strongest in the Malaysia, Russia, Caspian, Arabian and China GeoMarkets. Demand for all technology segments increased, but particularly for Drilling & Measurements technologies including the PowerDrive* and newly introduced PowerV* rotary steerable systems. The Well Services and Well Completions & Productivity technology segments also showed strong growth for production-based technologies while Integrated Project Management activity continued to grow.

The highest year-on-year growth was experienced in the India, Caspian, Russia, Mexico and Malaysia GeoMarkets with growth reflected across all technology segments. Deepwater activity was particularly strong in India and Malaysia. Growth was strongest in Integrated Project Management from projects in the Gulf Coast, Mexico and Indonesia GeoMarkets. Among the other technology segments, Well Services, Drilling & Measurements and Well Completions & Productivity experienced the highest year-on-year growth.

North America

Revenue of $746 million increased 3% sequentially and 14% year-on-year. Pretax operating income of $120 million decreased 2% sequentially but increased 27% year-on-year.

US Land provided robust revenue growth both sequentially and year-on-year primarily due to continued favorable oil and gas industry dynamics combined with increasing demand for ABC* Analysis Behind Casing technologies, FAT* Fiber Assisted Transport stimulation services, and Drilling & Measurements PowerDrive rotary steerable systems. These technology advances are demonstrating value and are helping drive activity while enabling price increases and efficiency gains. Recent contract awards in the U.S. should increase pricing further in the coming quarters.

Despite weak E&P activity offshore, increasing demand for Integrated Project Management turnkey well construction services led to both sequential and year-on-year revenue growth in the Gulf of Mexico.

The small sequential decrease in operating income was due primarily to reduced activity in Canada following the spring break-up. Activity is expected to recover in the third quarter. This was partially offset by strong demand in the US Land GeoMarket, combined with healthy technology performance in Well Services and Drilling & Measurements that resulted in favorable operating leverage.

The quarter saw strong demand for the newly launched PowerV rotary steerable system that automatically guides vertical wells and delivers reductions in planning time and rig cost. For Anadarko, the PowerV system returned a well to vertical in 400 feet and then held inclination to less than 1 degree for 1,441 ft to TD while improving rate of penetration; this allowed Anadarko to reduce overall drilling time by 2 days.

Latin America

Revenue of $426 million increased 8% sequentially and was 21% higher year-on-year. Pretax operating income of $63 million was 2% higher sequentially and increased 8% year-on-year.

Increasing demand for Integrated Project Management in Argentina, sustained robust performance in Mexico, and growing demand for rotary steerable systems in Brazil were partially offset by lower activity in the Venezuela and Peru/Colombia/Ecuador GeoMarkets.

In Venezuela, the rig count showed a sequential increase after two quarters of decline, following the award of several contracts by PDVSA and the international oil companies. As contractual negotiations for the resumption of certain integrated project activities in West Venezuela are ongoing, three barges have been put on standby.

Schlumberger Information Solutions showed solid performance both sequentially and year-on-year with growth in software, infrastructure and real-time production solutions.

Europe/CIS/West Africa

Revenue of $704 million increased 9% sequentially and 7% year-on-year. Pretax operating income of $117 million increased 10% sequentially and declined 3% year-on-year.

The Russian and Caspian GeoMarkets contributed the majority of the growth with respective revenue increases of 40% and 32% sequentially and 66% and 76% year-on-year. Demand was strong across all technology segments but particularly in Well Services and Well Completions & Productivity technologies. Work began under significant new contracts for Drilling & Measurements in Kazakhstan while Integrated Project Management began new operations for OAO RITEK on ten horizontal wells in the Sredne-Khulymskoye field in Russia to enhance oil production. Major new contracts, were awarded in the Caspian by BP for a variety of well construction and well evaluation services.

West Africa continued to deliver robust performance achieving record activity levels mainly due to the development of deepwater projects combined with price increases through the introduction of new services such as the OBMI* Oil-Base MicroImager tool, DSI* Dipole Shear Sonic Imager tool, Vx* multiphase well testing technology and PowerDrive systems. Sequentially revenue fell slightly in the UK sector of the North Sea due to slow activity but was sharply lower in Nigeria due to operating difficulties in the Delta.

Increased demand for Well Services production technologies contributed to the growth across the area. These technologies included the successful launch of the PowerCLEAN* system, an integrated solution for optimizing production through wellbore fill removal using coiled tubing, with multiple new contracts in Algeria and Russia.

The strong sequential operating income improvement was mainly due to the revenue growth in Russia and the Caspian coupled with cost control initiatives in the North Sea. Year-on-year decline was due to lower activity in Nigeria and the North Sea that can only be expected to show modest improvement in the second half of the year. Currency movements against the US dollar continued to have an unfavorable impact compared to last year.

Despite the ongoing uncertainties, the level of activity with Yukos remained unchanged and the collection of receivables has been proceeding normally. Revenue for Yukos amounted to $48 million in the second quarter of 2004.

Middle East & Asia

Revenue of $636 million rose 14% sequentially and 22% year-on-year. Pretax operating income of $161 million was up 16% sequentially and 20% year-on-year.

Strong activity growth in the Arabian GeoMarket was driven by rig count increases due to higher production targets leading to high Drilling & Measurements activity and by additional Well Completions & Productivity equipment sales of multiphase meters. Also contributing to the record revenue level was the start of a new fracturing campaign in Oman, strong Wireline activity in Qatar, and expanded Drilling & Measurements and Wireline work for Murphy Oil in Malaysia.

The strength of this performance was also due to a substantial increase in deepwater activity combined with strong technology deployment resulting in healthy growth in the India, Indonesia and Malaysia GeoMarkets.

Demand was robust across all technology segments and included increased customer acceptance for a range of Well Services technologies and Wireline logging services that included the successful introduction of the FSI* FlowScan Imager tool that enables customers to optimize production through identifying oil entry points in horizontal wells.

Schlumberger Information Solutions continued to grow the information management business with a new information management contract in Qatar together with continuing growth in India, Kuwait and Malaysia.

WESTERNGECO

Second quarter revenue of $292 million was 7% lower sequentially and 5% lower compared to the same period of last year. Pretax operating income of $15 million decreased $19 million sequentially and improved by $31 million year-on-year.

Sequentially, Multiclient sales decreased 38% from lower sales in North America following the high level of interest generated by the Central Gulf of Mexico lease sale in the previous quarter, and the higher sales that had resulted from a long-term volume agreement signed in December 2003. Land declined 7% mainly due to delayed contract starts in Mexico, and the Middle East, partially offset by the start-up of one additional crew in Sudan. These declines were partially mitigated by rapid growth in Marine revenue in Europe reflecting the start of the North Sea season. During the last two weeks of the quarter, 100% utilization of the Q*-vessels was achieved. During the quarter, WesternGeco was awarded several Q contracts including a multi-year Q-Marine project with a national oil company, a Q-Marine contract by Shell Norway and a 6-month Q-Land contract by Saudi Aramco.

Year-on-year revenue decline was mainly due to lower land activity following the shutdown of several crews active in the previous year in Alaska, Mexico and West Africa although this decline was partially offset by improvements in Asia through higher activity in Malaysia. Multiclient sales declined 4% from lower sales in North America, Asia and Europe, partially mitigated by a higher level of activity in South America. Marine revenue increased reflecting the start of the North Sea season in Europe, higher proprietary activity in the Gulf of Mexico and the start of a Q-survey in Mexico, partially offset by lower activity in the Caspian.

Year-on-year improvement in pretax operating income was mainly due to Multiclient driven by lower amortization costs, improvements in Europe following the start of the North Sea season, higher activity in the Brunei/Malaysia/Philippines GeoMarket and by significant savings related to restructuring measures taken in the previous year. Sequentially, the deterioration was mainly due to lower Multiclient sales, partially offset by improvements in Marine activity due to higher vessel utilization.

The WesternGeco backlog at the end of the second quarter reached $594 million, a 24% increase over the previous quarter, of which $560 million are committed for the next 12 months.

OTHER

Global revenue for the second quarter was $14 million with pretax income of $1 million; Essentis revenue was $3 million and pretax operating loss was $3 million; Public Phones revenue was $5 million and pretax operating loss was $1 million.

INCOME STATEMENT

Interest income of $11 million decreased 16% compared to the same quarter last year. The average return on investment decreased from 2.5% to 1.7% year-over-year. The average investment balance of $2.6 billion was up $527 million over last year due to liquidity generated by operations and business divestiture proceeds. Gross margin of 21% was flat compared to the same period last year. As a percentage of revenue, marketing expense was 0.2% less than last year and research and engineering expense increased 0.2% from last year. General expense as a percentage of revenue decreased from 3.1% to 2.8%. Interest expense of $41.2 million decreased $51.1 million compared to same quarter last year and decreased $41.5 million excluding the $9.6 million gain related to the US Interest Rate Swap. Excluding this charge the average borrowing rates decreased from 4.9% to 3.7%. The average debt balance decreased $2.2 billion compared to the same quarter last year. The effective tax rate for the second quarter, excluding the charges of $44 million in 2004 and $81 million in 2003, was 23% compared to 22% for the same period last year. The main cause of the change was the geographic mix of results in WesternGeco.

Six Months 2004 Compared to Six Months 2003

Revenue for the six month period ended June 30, 2004 of $5.6 billion increased 13% over the same period last year. Income from continuing operations of $359 million includes charges aggregating $186 million. The primary components of these charges are debt extinguishment costs ($100 million), costs related to the ineffectiveness/settlement of the US Interest Rate Swaps ($40 million), loss on the sale of Atos Origin SA common stock ($21 million) and restructuring charges ($18 million). Excluding charges, income from continuing operations was $0.91 per share, compared to $0.64 per share for the same period last year.

Oilfield Services revenue of $4.9 billion increased 15% versus the same period last year. Pretax operating income was $877 million, an increase of 22% year-on-year.

WesternGeco revenue of $605 million decreased 1% compared to the same period last year. Pretax operating income was $48 million compared to a loss of $16 million last year.

Discontinued operations recorded a gain of $217 million ($0.35 per share) in 2004 and a loss of $32 million ($0.05 per share) in 2003.

Net income was $576 million, or $0.96 per share - diluted compared to a net income of $261 million, or $0.45 per share - diluted, in the second quarter of 2003.

OILFIELD SERVICES

Six months revenue of $4.9 billion was 15% higher versus the same period last year as the MI rig count increased by 12%. Pretax operating income of $877 million increased 22% year-on-year. Revenue growth year-on-year was strongest in India, Caspian, Mexico, East Africa and East Mediterranean and Indonesia GeoMarkets. From a technology standpoint, year-on-year growth was reflected across all Segments, particularly in Integrated Project Management mainly from projects in the Gulf of Mexico, Mexico and Indonesia and Well Services with increases recorded in all Areas.

North America

Revenue of $1.5 billion increased 16% versus the same period last year compared with the MI rig count that increased 15%. Pretax operating income of $243 million increased 44% year-on-year. Year-on-year growth was mainly due to high activity levels in US Land and Canada, which were fueled by strong commodity prices and pricing improvements. Gulf Coast was flat year-on-year with reduced offshore drilling activity being mitigated by commencement of Schlumberger Drilling and Completions turnkey operations. By technology, all segments, with the exception of Schlumberger Information Solutions, grew year-on-year.

Latin America

Revenue of $821 million was 26% higher year-on-year compared with MI rig count, which increased by 19%. Pretax operating income of $124 million increased 35% versus the same period last year. Integrated Project Management continues to drive significant growth in Mexico. Year-on-year increases were also posted in Latin America South due to integrated projects in Argentina, Drilling & Measurements new technologies and pricing increases for Well Completions & Productivity contracts in Brazil and robust activity levels in Bolivia. Venezuela was also higher, although impacted later during the period from contractual negotiations for the resumption of certain integrated project activities in West Venezuela. By technology, significant growth was recorded across most segments.

Europe/CIS/West Africa

Revenue of $1.4 billion increased 6% year-on-year compared with MI rig count (excluding Russia) which decreased by 1%. Pretax operating income of $223 million was flat year-on-year. Russia, Caspian and West Africa GeoMarkets recorded the highest revenue increases, with demand particularly strong for Well Services, Well Completions & Productivity and Drilling & Measurements. Overall growth in the region was partially offset by declines in the United Kingdom due to completion of integrated contracts in the prior year and lower activity in the North Sea. By technology, all segments, with the exception of Integrated Project Management increased year-on-year. Year-on-year pre-tax income was impacted by local currency appreciation (Russian Ruble, Algerian Dinar, CFA and Euro) against the US dollar, reduced activity in the UK sector of the North Sea and operating difficulties in Nigeria causing production shutdowns in the Western Delta.

Middle East & Asia

Revenue of $1.2 billion was 17% higher year-on-year compared with MI rig count, which increased by 7%. Pretax operating income of $300 million was 20% higher versus the same period last year. Revenue growth was reflected in most GeoMarkets and was strongest in India from deepwater projects, East Africa and East Mediterranean from deepwater activity in the Mediterranean, and Indonesia from integrated contracts and increased demand for Drilling & Measurements and Wireline technologies. There were no operations in Iraq during the period as security continues to be the main issue for the resumption of activities. All technology segments recorded strong growth year-on-year.

WESTERNGECO

Six months revenue for WesternGeco of $605 million was 1% lower compared to the same period last year. Year-on-year revenue decline was mainly in Land from shutdown of Alaska crews active in the previous year, lower activity in the Middle East from shutdown of three crews in Saudi Arabia active in the previous year, lower activity in Mexico, lower activity in West Africa from shutdown of a crew in Cameroon active in the previous year, partially offset by improvements in Asia with higher activity on the 2D crew in Malaysia this year and in South America with two crews in Argentina. Data Processing also declined on account of lower third party processing. These deteriorations were partially offset by strong Multiclient sales driven by the Central Gulf of Mexico Lease Sale in the first quarter of the year, which sparked a high level of sales to various clients. Marine also posted a modest growth reflecting early start of the North Sea Season in Europe, higher activity for the Triton and OBC1 in North America, higher Marine activity for the Patriot in South America and the start of the Q- survey in Mexico for the Neptune, partially offset by lower activity in the Caspian.

Q technology revenue grew 151% compared to the same period last year, with several new contracts underway, including a multi-year Q-Marine project with a national oil company and a Q-Marine contract by Shell Norway.

Pre-tax income of $48 million improved by $64 million year-on-year mainly in Multiclient due to the impact of higher sales coupled with lower amortization following the impairment of the Multiclient library in September last year and significant savings related to restructuring measures taken in the previous year.

OTHER

Global revenue for the six months was $29 million with pretax income of $1 million; Essentis revenue was $7 million and pretax operating loss was $6 million; Public Phones revenue was $9 million and pretax operating loss was $3 million.

INCOME STATEMENT

Interest income of $25 million decreased 9% compared to the same period last year. The average return on investment decreased from 2.7% to 1.7% year-over-year. The average investment balance of $2.9 billion increased by $906 million over last year due to liquidity generated by operations and business divestiture proceeds. Gross margin of 21% was flat compared to the same period last year. As a percentage of revenue, marketing expense was 0.2% less than last year and research and engineering expense was flat over last year. General expense as a percentage of revenue decreased from 3.3% to 2.9%. Interest expense of $184 million decreased $1.2 million compared to the same period last year and decreased $65 million excluding the $63.9 million charge related to the US Interest Rate Swap. Excluding this charge the average borrowing rates decreased from 5.1% to 3.9%. The average debt balance decreased $1.3 billion compared to the same period last year. The effective tax rate for the first six months, excluding the charges of $229 million in 2004 and $81 million in 2003, was 24% compared to 26% for the same period last year. The main cause of the decrease from last year were reduced losses for which valuation allowances were required and the geographic mix of results in WesternGeco which fluctuated in the first two quarters of the comparable periods.

CASH FLOW

During the first six months, cash provided by operations was $530 million as net income plus depreciation/amortization and charges, including the extinguishment of European and US debt and the US Interest Rate Swap, were only partially offset by increases in customer receivables and inventories. Cash provided by investing activities was $2.68 billion with proceeds from the sales of the SchlumbergerSema business ($555 million), the Infodata business ($104 million), the Telecom Billing Software business ($37 million), the Business Continuity business ($233 million), the Axalto business ($606 million), the proceeds from the sale of the Atos Origin shares ($1.16 billion) and a net change in investments ($584 million) only partially offset by investments in fixed assets ($471 million). Cash used by financing activities was $3.3 billion as the debt repayment of $3.3 billion, the payment of dividends to shareholders ($220 million) and debt extinguishment costs ($111 million) which were only partially offset by the proceeds from employee stock plans ($124 million).

Net Debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Details of the Net Debt follows:

(Stated in millions)

Six Months	2004
Net Debt, beginning of period	$(4,176)
Net income from continuing operations	359
Charges	186
Depreciation and amortization	652
Increase in working capital requirements	(453)
Capital expenditures	(496)
Dividends paid	(220)
Employee stock plans	124
Proceeds from the sale of the SchlumbergerSema business	555
Proceeds from the sale of the Telecom Billing Software business	37
Proceeds from the sale of the Infodata business	104
Proceeds from the sale of the Business Continuity business	233
Proceeds from the sale of Atos Origin shares	1,165
Proceeds from the sale of Axalto shares	606
Debt extinguishment costs	(111)
Settlement of US interest rate swap	(70)
Investment in PetroAlliance	(12)
Other	(269)
Translation effect on net debt	19

Net Debt, end of period	$(1,767)

(Stated in millions)

Components of Net Debt	June 30 2004	Dec. 31 2003

Cash and short-term investments	$2,559	$3,109
Fixed income investments, held to maturity	112	223
Bank loans and current portion of long-term debt	(691)	(1,411)
Long-term debt	(3,747)	(6,097)

	$(1,767)	$(4,176)

NEW ACCOUNTING STANDARDS

In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-2 (Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003). The statement permits the deferral of accounting related to the effects of the legislation until the earlier of issuance of final accounting guidance by the FASB or a significant plan amendment/curtailment event requiring remeasurement, occurring after January 31, 2004. Schlumberger expects the new legislation will significantly reduce future postretirement medical costs by approximately $6 million per year.

INFORMATION ON NON-GAAP MEASURE

In addition to financial results determined in accordance with generally accepted accounting principles (GAAP) this document also includes the following non-GAAP financial measure:

•	Net debt: Net debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that “net debt” provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger’s deleveraging efforts.

•	Income from continuing operations before charges and credits, diluted earnings per share before charges and credits and effective tax rate before charges and credits:

The following is a reconciliation of:

•	Income from continuing operations per the Consolidated Statement of Income to Income from continuing operations before charges and credits.

•	Diluted earnings per share before charges and credits.

•	Effective tax rate before charges and credits.

(Stated in thousands)

	Second Quarter 2004
	Pretax	Tax	Min Int	Net
Per Consolidated Statement of Income	$333,124	$76,363	$(2,088)	$254,673
Add back Charges and Credits:
- Debt extinguishment costs	37,412	14,029	—	23,383
- US interest-rate swap settlement gain	(9,620)	(3,300)	—	(6,320)
- Loss on sale of Atos Origin shares	6,635	—	—	6,635
- Vacated leased facility reserve	11,000	—	—	11,000
- Litigation reserve release	(5,000)	—	—	(5,000)
- Reorganization reserve	4,000	—	—	4,000

Continuing operations before charges and credits	$377,551	$87,092	$(2,088)	$288,371

Continuing operations before charges and credits
Effective tax rate				23.1%
Diluted Earnings per Share				$0.48

	First Quarter 2004
	Pretax	Tax	Min Int	Net
Per Consolidated Statement of Income	$157,136	$50,448	$(2,825)	$103,863
Add back Charges:
- Debt extinguishment costs	77,482	—	—	77,482
- Loss recognized on interest-rate swaps	73,515	27,164	—	46,351
- Loss on sale of Atos Origin shares	14,330	—	—	14,330
- Restructuring program charge	19,500	5,500	—	14,000

Continuing operations before charges	$341,963	$83,112	$(2,825)	$256,026

Continuing operations before charges
Effective tax rate				24.3%
Diluted Earnings per Share				$0.43

	Second Quarter 2003
	Pretax	Tax	Min Int	Net
Per Consolidated Statement of Income	$204,627	$62,746	$3,835	$145,716
Add back Charges:
- Debt extinguishment costs	81,473	—	—	81,473

Continuing operations before charges	$286,100	$62,746	$3,835	$227,189

Continuing operations before charges
Effective tax rate				21.9%
Diluted Earnings per Share				$0.39

Reasons for excluding charges and credits - Management believes that the exclusion of these items enables it to evaluate more effectively Schlumberger’s operations period over period and to identify operating trends that could otherwise be masked by the excluded items.

•	Interest expense before swap-related charges/credits. Management believes that the exclusion of the loss recognized on interest rate swaps enables it to evaluate more effectively Schlumberger’s operations period over period and to identify operating trends that could otherwise be masked by the excluded items.

The foregoing non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to, total debt, net income, cash flows or other measures of financial performance prepared in accordance with GAAP as more fully discussed in Schlumberger’s financial statements and filings with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the second quarter 2004 earnings release and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; financial growth for Schlumberger as a whole and for each of Oilfield Services, Schlumberger Information Solutions and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by the oil and gas industry; the business strategies of Schlumberger’s customers; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our most recent Form 10-K, Form 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 4: Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Report 8-K dated April 12, 2004 and filed on April 13, 2004 to report that certain charges and credits will be taken in the first quarter of 2004.

Report 8-K dated April 23, 2004 and furnished on April 23, 2004 to report the First Quarter Press Release and the Question and Answer relating to the Press Release.

Report 8-K dated April 30, 2004 and filed on April 30, 2004 to report that Schlumberger Limited and its subsidiaries Schlumberger Investments Limited and Schlumberger S. A. have sold their residual holdings in Atos Origin.

Report 8-K dated May 18, 2004 and filed on May 18, 2004 to report that a wholly –owned subsidiary of Schlumberger Limited, Schlumberger B. V., has placed 34,821,739 ordinary shares in its smart card unit Axalto Holding N. V.

Report 8-K dated June 15, 2004 and furnished as of June 15, 2004 to report the presentations by Andrew Gould, Chakib Sbiti and Dalton Boutte at the Schlumberger-Doll Research Center in Ridgefield, Connecticut.

Report 8-K dated June 15, 2004 and furnished on June 16, 2004 to report the transcript of the Q&A session at the Schlumberger-Doll Research Center in Ridgefield, Connecticut.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: August 3, 2004	/s/ Frank A. Sorgie
Frank A. Sorgie
Chief Accounting Officer and Duly Authorized Signatory