Form 10-Q
period 2004-09-30
SCHLUMBERGER LTD /NV/
filed 2004-11-04
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:	Commission file No.:
September 30, 2004	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 EAST 53 STREET, 57th Floor
NEW YORK, NEW YORK, U.S.A.	10022

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83 THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
COMMON STOCK, $0.01 PAR VALUE	588,743,138

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Period Ended September 30,
	Third Quarter		Nine Months
	2004	2003	2004	2003
REVENUE:
Operating	$2,931,092	$2,544,875	$8,482,340	$7,474,854
Interest & other income	35,278	29,579	83,232	98,325

	2,966,370	2,574,454	8,565,572	7,573,179

EXPENSES:
Cost of goods sold & services	2,324,497	2,457,643	6,713,695	6,374,328
Research & engineering	121,271	117,049	359,224	330,095
Marketing	11,905	15,325	35,249	43,915
General	84,795	81,877	244,394	244,480
Debt extinguishment costs	—	86,328	114,894	167,801
Interest	43,706	75,926	227,660	261,090

	2,586,174	2,834,148	7,695,116	7,421,709

Income (Loss) from Continuing Operations before taxes and minority interest	380,196	(259,694)	870,456	151,470
Taxes on income	75,442	(59,645)	202,253	66,414

Income (Loss) from Continuing Operations before minority interest	304,754	(200,049)	668,203	85,056
Minority interest	(7,684)	112,035	(12,597)	120,468

Income (Loss) from Continuing Operations	297,070	(88,014)	655,606	205,524
Income from Discontinued Operations	21,135	32,691	238,492	437

Net Income (Loss)	$318,205	$(55,323)	$894,098	$205,961

Basic earnings per share:
Income (Loss) from Continuing Operations	$0.50	$(0.15)	$1.11	$0.35
Income from Discontinued Operations	0.04	0.06	0.41	—

Net Income (Loss)	$0.54	$(0.09)	$1.52	$0.35

Diluted earnings per share:
Income (Loss) from Continuing Operations	$0.50	$(0.15)	$1.10	$0.35
Income from Discontinued Operations	0.03	0.06	0.39	—

Net Income (Loss)	$0.53	$(0.09)	$1.49	$0.35

Average shares outstanding:
Basic	589,936	585,179	589,186	583,288
Assuming dilution	613,787	585,179	613,009	585,700

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	(Stated in thousands)

	Sept. 30, 2004 (Unaudited)	Dec. 31, 2003
ASSETS

CURRENT ASSETS:
Cash	$201,201	$234,192
Short-term investments	2,339,148	2,874,781
Receivables less allowance for doubtful accounts (2004 - $113,012; 2003 - $128,199)	2,893,882	2,568,425
Inventories	822,391	796,559
Deferred taxes	284,689	315,350
Other current assets	328,366	341,973
Assets held for sale	—	3,237,841

	6,869,677	10,369,121
FIXED INCOME INVESTMENTS, HELD TO MATURITY	185,228	223,300
INVESTMENTS IN AFFILIATED COMPANIES	878,300	776,965
FIXED ASSETS	3,620,087	3,799,711
MULTICLIENT SEISMIC DATA	385,623	505,784
GOODWILL	2,772,699	3,377,583
INTANGIBLE ASSETS	356,631	403,319
DEFERRED TAXES	316,544	316,277
OTHER ASSETS	270,686	269,266

	$15,655,475	$20,041,326

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,189,805	$3,247,546
Estimated liability for taxes on income	832,093	807,938
Dividend payable	110,989	110,511
Long-term debt - current portion	120,819	889,678
Bank & short-term loans	524,254	521,489
Liabilities held for sale	—	1,217,568

	4,777,960	6,794,730

LONG-TERM DEBT	3,738,406	6,097,418
POSTRETIREMENT BENEFITS	657,770	614,850
OTHER LIABILITIES	156,161	254,709

	9,330,297	13,761,707

MINORITY INTEREST	400,622	398,330

STOCKHOLDERS’ EQUITY:
Common stock	2,433,593	2,258,488
Income retained for use in the business	6,068,472	5,505,744
Treasury stock at cost	(1,621,683)	(1,508,239)
Accumulated other comprehensive loss	(955,826)	(374,704)

	5,924,556	5,881,289

	$15,655,475	$20,041,326

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in thousands)

	Nine Months Ended Sept. 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$655,606	$205,524
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	978,562	1,032,131
Gain on sale of Grant Prideco stock	—	(1,320)
Charges, net of tax & minority interest (2)	198,801	379,034
Earnings of companies carried at equity, less dividends received	(64,078)	(51,944)
(Increase) decrease in deferred taxes	10,113	2,618
Provision for losses on accounts receivable	26,005	54,497
Change in operating assets and liabilities excluding acquisitions/divestitures:
Increase in receivables	(622,707)	(302,148)
(Increase) decrease in inventories	(164,131)	65,280
Increase in other current assets	(10,703)	(25,548)
Decrease in accounts payable and accrued liabilities	(63,326)	(441,984)
Increase in estimated liability for taxes on income	25,038	72,507
Postretirement benefits	42,923	47,945
Other - net	(32,186)	43,548

NET CASH PROVIDED BY OPERATING ACTIVITIES	979,917	1,080,140

Cash flows from investing activities:
Purchase of fixed assets	(800,598)	(575,315)
Multiclient seismic data capitalized	(44,619)	(130,682)
Capitalization of intangible assets	(55,471)	(85,308)
Retirement of fixed assets & other	8,179	107,941
Sale of Grant Prideco stock	—	105,590
Proceeds from the sale of rigs	—	58,100
Proceeds from business divestitures	1,729,085	220,000
Stock repurchase program	(236,556)	—
Shares of Axalto shares	98,851	—
Proceeds from the sale of Atos Origin shares	1,164,662	—
Acquisition of PetroAlliance	(12,134)	—
Sale (purchase) of investments, net	556,237	(184,679)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	2,407,636	(484,353)

Cash flows from financing activities:
Dividends paid	(330,892)	(327,296)
Proceeds from employee stock purchase plan	41,801	97,085
Proceeds from exercise of stock options	171,432	24,011
Proceeds from issuance of convertible debentures (net of fees)	—	1,399,612
Proceeds from issuance of commercial paper	369,744	1,320,195
Debt extinguishment costs	(111,034)	(167,801)
Settlement of US Interest Rate Swap	(70,495)	—
Payments of principal on commercial paper and long-term debt	(3,503,626)	(2,922,076)
Net increase (decrease) in short-term debt	15,878	(129,992)

NET CASH USED BY FINANCING ACTIVITIES	(3,417,192)	(706,262)

Discontinued operations	(4,246)	80,276

Net decrease in cash before translation	(33,885)	(30,199)
Translation effect on cash	894	2,887
Cash, beginning of period	234,192	168,110

CASH, END OF PERIOD	$201,201	$140,798

(1)	Includes multiclient seismic data costs, excluding impairment charges.
(2)	See Note 4 – Charges – Continuing Operations.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						(Stated in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)

Balance, January 1, 2004	$2,258,488	$(1,508,239)	$5,505,744	$(22,504)	$(283,075)	$(69,125)	$—
Net Income			894,098				894,098
Hanover stock marked to market				25,697			25,697
Derivatives & investments marked to market				(8,605)			(8,605)
Interest rate swap cancellation				42,562			42,562
Translation adjustment						(2,111)	(2,111)
Sale of SchlumbergerSema					75,346	(552,000)	(476,654)
Sale of Axalto						(110,000)	(110,000)
Minimum pension liability - (US/UK Plans)					(85,437)		(85,437)
Tax benefit on minimum pension liability					33,426		33,426
Dividends declared			(331,370)
Stock repurchase plan		(236,556)
Proceeds from employee stock purchase plan	46,687	30,748
Proceeds from shares sold to optionees	87,175	84,257
Shares granted to Directors	560	269
Stock based compensation cost	20,119
Tax benefit on stock options	4,132
Shares issued on conversion of debentures	2
Purchase of PetroAlliance	16,430	7,838

Balance, September 30, 2004	$2,433,593	$(1,621,683)	$6,068,472	$37,150	$(259,740)	$(733,236)	$312,976

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2004	667,105,988	(81,157,660)	585,948,328
Stock Repurchase Plan	—	(3,816,000)	(3,816,000)
Conversion of Debentures	27	—	27
Employee Stock Purchase Plan	—	1,654,879	1,654,879
Shares sold to optionees	—	4,519,534	4,519,534
Granted to Directors	—	14,500	14,500
Purchase of PetroAlliance	—	421,870	421,870

Balance, September 30, 2004	667,106,015	(78,362,877)	588,743,138

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The December 31, 2003 balance sheet information has been derived from the audited 2003 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2004, for the fiscal year ended December 31, 2003.

1. Discontinued Operations

The sale of the SchlumbergerSema business was completed in January 2004. Schlumberger received €393 million after adjustments ($495 million) in cash and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.275 billion). The results of SchlumbergerSema are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the first quarter of 2004, a gain of $26 million on the sale and in the second quarter of 2004, a credit of $15 million related to adjustments to several accruals. The net assets sold were approximately $2.2 billion. See Note 8 for further information.

On February 18, 2004, Schlumberger sold its Telecom Billing Software business for an all-cash amount of $37 million, excluding potential future cash receipts of up to $10 million of which $7 million was received in the third quarter. The results of Telecom Billing Software are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the first quarter of 2004 a gain of $17 million on the sale and in the third quarter of 2004 a $7 million credit related to the additional proceeds received in the third quarter. The net assets sold were approximately $17 million.

On March 19, 2004, Schlumberger sold its Infodata business for an all-cash amount of $104 million. The results of Infodata are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the first quarter of 2004, a gain of $50 million on the sale. The net assets sold were approximately $47 million.

On April 29, 2004, Schlumberger completed the sale of its Business Continuity (BCO) business for an all-cash amount of $233 million. The results of BCO are reported in Discontinued Operations in the Consolidated Statement of Income and include, in the second quarter of 2004, a gain of $48 million on the sale. The net assets sold were approximately $160 million.

On May 18, 2004, Schlumberger’s wholly owned subsidiary Schlumberger BV placed 34.8 million ordinary shares in its smart card business Axalto Holding NV, representing 87% of the total ordinary shares outstanding. The sale price was €14.80 per share giving net proceeds, after expenses, of $606 million, which included a subsequent placement of 166,250 shares. The results of Axalto are reported as Discontinued Operations in the Consolidated Statement of Income and include, in the second quarter of 2004, a loss of $7 million on the sale, in the third quarter of 2004 credits for (1) a $9 million gain on the sale of Schlumberger’s residual investment of 5.1 million shares in Axalto – the sale price was €16.59 per share giving net proceeds, after expenses, of $99 million and (2) a $9 million credit related to the net assets sold. The net assets sold were approximately $700 million.

On July 1, 2004, Schlumberger completed the sale of its Electricity Metering North America business for an all-cash amount of $248 million. The results of Electricity Metering North America are reported in Discontinued Operations in the Consolidated Statement of Income and included in the second quarter of 2004, a credit of $25 million including a US tax valuation allowance release of $49 million related to a tax loss carry forward associated with the sale of SchlumbergerSema (which is also included in Discontinued Operations). This transaction allowed for the recognition of a deferred tax asset that was previously unrecorded. Excluding the tax release, the transaction would have resulted in a loss of $24 million. The net assets sold were approximately $134 million.

On July 26, 2004, Schlumberger completed the sale of its Telecom Messaging business for an amount of $15 million ($6 million in cash and $9 million in future payments). The results of Telecom Messaging are reported as Discontinued Operations in the Consolidated Statement of Income and included in the third quarter of 2004, a loss of $4 million on the sale. The net assets sold were approximately $15 million.

Revenue and pretax income (loss) from discontinued operations excluding gains (losses) on sale were as follows:

			(Stated in thousands)

	Third Quarter		Nine Months
	2004	2003	2004	2003
SchlumbergerSema
Revenue	$—	$641,244	$—	$1,955,985
Pretax income	$—	$12,439	$—	$17,832

Infodata
Revenue	$—	$19,322	$17,937	$63,865
Pretax income	$—	$3,075	$3,170	$12,657

Telecom Billing Software
Revenue	$—	$10,015	$—	$28,655
Pretax income (loss)	$—	$(1,203)	$—	$(8,629)

Axalto
Revenue	$—	$212,240	$270,925	$553,400
Pretax income	$—	$17,030	$13,072	$20,692

Electricity Meters North America
Revenue	$—	$77,173	$154,333	$215,841
Pretax income	$—	$16,827	$40,538	$10,376

Business Continuity
Revenue	$—	$34,743	$37,872	$102,222
Pretax income	$—	$2,203	$1,194	$6,634

Telecom Messaging
Revenue	$—	$5,060	$11,272	$18,647
Pretax loss	$—	$(670)	$3,711	$(1,374)

eCity
Revenue	$—	$33,698	$—	$88,101
Pretax income (loss)	$—	$2,406	$—	$(2,346)

NPTest
Revenue	$—	$—	$—	$117,827
Pretax loss	$—	$—	$—	$(7,962)

Verification Systems
Revenue	$—	$—	$—	$2,492
Pretax loss	$—	$—	$—	$(4,355)

2. Reclassification

Certain items from prior years have been reclassified to conform to the current year presentation.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

	(Stated in thousands except per share amounts)

	2004			2003
Third Quarter	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Loss from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Basic	$297,070	589,936	$0.50	$(88,014)	585,179	$(0.15)

Dilutive effect of convertible debentures	7,197	19,105		—	—
Dilutive effect of options	—	4,746		—	—

Diluted	$304,267	613,787	$0.50	$(88,014)	585,179	$(0.15)

Nine Months	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
Basic	$655,606	589,186	$1.11	$205,524	583,288	$0.35

Dilutive effect of convertible debentures	21,591	19,105		—	—
Dilutive effect of options	—	4,718		—	2,412

Diluted	$677,197	613,009	$1.10	$205,524	585,700	$0.35

The approximate number of outstanding options at September 30 to purchase shares of common stock which were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect, were as follows:

	(stated in millions)

	2004	2003
Third quarter	11.5	38.7	*
Nine months	13.2	29.6

*	All options were excluded in the third quarter 2003 due to the net-loss in that period. If a net income had been reported, 25.7 million would have been excluded.

For the third quarter and nine months 2003, the computation of diluted earnings per share excludes any effects of the convertible debentures because to do so would have had an antidilutive effect.

4. Charges – Continuing Operations

Debt Extinguishment Costs

In June 2004, Schlumberger Technology Corporation bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012. As a result Schlumberger recorded a pretax charge of $37 million ($23 million after tax—$0.04 per share), which included market premium and transaction costs.

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

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges

Third quarter of 2003:

•	Schlumberger recorded a $205 million ($0.34 per share) multiclient library impairment charge (pretax $398 million, tax benefit $106 million and minority interest credit $88 million), a $38 million ($0.06 per share) vessel impairment charge (pretax $54 million minority interest credit $16 million) and a pretax and after-tax gain of $31 million ($0.05 per share) on the sale of a rig. The pretax charges are classified in Cost of goods sold in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax - $0.08 per share) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million ($0.02 per share) on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger is undertaking a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax - $0.02 per share) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million ($0.01 per share) on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income. Schlumberger does not have any ownership interest in Atos Origin SA.

•	Schlumberger is continuing a restructuring program in order to reduce overhead. Consequently, a pretax and after-tax charge of $4 million ($0.01 per share) was taken in the quarter related to employee terminations and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its US Interest Rate Swaps with a consequent pretax gain of $10 million ($6 million after-tax - $0.01 per share) which is classified in Interest Expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million ($0.02 per share) related to a vacated leased facility in the UK which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million ($0.01 per share) related to the release of a litigation reserve which was no longer required and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Third quarter of 2004:

•	Schlumberger is continuing a restructuring program in order to reduce overhead. Consequently, a pretax and after-tax charge of $3 million was taken in the quarter related to employee severance and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax charge of $11 million ($10 million after-tax - $0.02 per share) related to an Intellectual Property settlement which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

5. Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on September 30, 2004 was $719 million and on December 31, 2003 was $657 million. Schlumberger’s equity income from this joint venture was $17 million in the third quarter of 2004 ($13 million in 2003) and $49 million year to date 2004 ($36 million in 2003) and is included in Interest and other income in the Consolidated Statement of Income.

6. Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, which was subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $250 million at September 30, 2004. Unless extended by amendment, the agreement expires in September 2005.

7. Financing

In June 2004, Schlumberger Technology Corporation bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012. See Note 4 Charges – Continuing Operations.

In April 2004, Schlumberger Technology Corporation settled the Interest Rate Swaps which it had written down in March 2004. See Note 4 Charges – Continuing Operations.

In March 2004 SPLC accepted tenders for the outstanding £175 million SPLC 6.5% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €8 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. See Note 4 Charges – Continuing Operations.

In March 2004 Schlumberger Technology Corporation paid off its commercial paper program in the US. See Note 4 Charges – Continuing Operations.

8. Sale of SchlumbergerSema to Atos Origin and Investment in Atos Origin

On September 22, 2003, Schlumberger announced the signing of an agreement with Atos Origin for the sale of the SchlumbergerSema business.

On January 29, 2004 the sale transaction was completed. As consideration for the transaction, Schlumberger received €393 million after adjustments ($495 million) in cash, and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.275 billion), which represented approximately 29% of the outstanding common shares of Atos Origin after the transaction was completed.

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

At December 31, 2003, the assets and liabilities of the SchlumbergerSema business that were subsequently eliminated from the Schlumberger’s Consolidated Balance Sheet, were aggregated and presented on the consolidated Balance Sheet as Assets held for sale ($3.24 billion) and Liabilities held for sale ($1.22 billion).

9. Inventory

A summary of inventory follows:

	(Stated in millions)

	Sept. 30 2004	Dec. 31 2003
Raw Materials & Field Materials	$834	$721
Work in Process	61	74
Finished Goods	68	141

	963	936
Reserves	(141)	(139)

	$822	$797

10. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)

	Sept. 30 2004	Dec. 31 2003
Property plant & equipment	$10,835	$10,977
Less: Accumulated depreciation	7,215	7,177

	$3,620	$3,800

11. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

Balance at December 31, 2003	$506
Capitalized in period	45
Charged to cost of goods sold & services	(165)

Balance at September 30, 2004	$386

12. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

(Stated in millions)

Balance at December 31, 2003	$3,378
Additions	22
Divestitures	(634)
Impact of change in exchange rates	7

Balance at September 30, 2004	$2,773

13. Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

	Sept. 30 2004	Dec. 31 2003
Gross book value	$595	$796
Less: Accumulated amortization	238	393

	$357	$403

The amortization charged to income for the third quarter and nine months of 2004 was $19 million and $60 million respectively.

At September 30, 2004, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	(Stated in millions)

	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$356	$118	5 - 10 years
Technology	153	78	5 - 10 years
Patents	11	6	5 - 10 years
Other	75	36	1 - 15 years

	$595	$238

The weighted average amortization period for all intangible assets is approximately 6 years.

14. Stock Compensation Plans

As of September 30, 2004, Schlumberger had two types of stock-based compensation plans which are described in Schlumberger’s 2004 Annual Report on Form 10-K. Schlumberger recorded stock options expense in the Consolidated Statement of Income under SFAS 123 commencing in the third quarter of 2003, on a prospective basis for grants after January 1, 2003. The effect of stock based compensation expense on net income in the third quarter of 2004 was $7.4 million ($0.01 per share) and $20.1 million for the nine months ended September 30, 2004 ($0.03 per share). The effect on the third quarter and nine months 2003 net income was $7.2 million ($0.01 per share). Schlumberger applied APB 25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards prior to January 1, 2003, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net income (loss)
As reported	$318	$(55)	$894	$206
Proforma adjustments:
Cost of DSPP	—	(3)	—	(21)
Cost of Stock Options	(8)	(19)	(32)	(69)
Tax benefit	1	1	5	3

Proforma	$311	$(76)	$867	$119

Basic earnings (loss) per share
As reported	$0.54	$(0.09)	$1.52	$0.35
Proforma adjustments:
Cost of DSPP	—	(0.01)	—	(0.04)
Cost of Stock Options	(0.01)	(0.03)	(0.05)	(0.12)
Tax benefit on Stock Options	—	—	0.01	0.01

Pro forma	$0.53	$(0.13)	$1.48	$0.20

Diluted earnings (loss) per share
As reported	$0.53	$(0.09)	$1.49	$0.35
Proforma adjustments:
Cost of DSPP	—	(0.01)	—	(0.04)
Cost of Stock Options	(0.01)	(0.03)	(0.05)	(0.12)
Tax benefit on Stock Options	—	—	0.01	0.01

Pro forma	$0.52	$(0.13)	$1.45	$0.20

15. Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	(Stated in millions)

	Third Quarter		Nine Months
	2004	2003	2004	2003
United States	$98	$(361)	$148	$(274)
Outside United States	282	101	722	425

Pretax income (loss)	$380	$(260)	$870	$151

Schlumberger reported charges in continuing operations in 2004 and 2003. These are more fully described in the note Charges – Continuing Operations. US pretax results in the third quarter of 2004 included charges of $3 million. Outside the US, charges were $11 million. The US pretax results for the first nine months of 2004 included charges of $124 million related to the US Interest Rate Swap, the restructuring program, the US bonds debt extinguishment costs and an intellectual property settlement. Outside the US pretax results included charges of $119 million related to the debt extinguishment costs, the restructuring program, the loss on sale of Atos Origin common stock, an intellectual property settlement and severance charges.

Schlumberger had net deferred tax assets of $601 million on September 30, 2004 and $632 million on December 31, 2003. Significant components of net deferred tax assets at September 30, 2004 included postretirement and other long-term benefits ($241 million), current employee benefits ($153 million), fixed assets, inventory and other ($181 million) and net operating losses ($26 million). At December 31, 2003, net deferred tax assets included postretirement and other long-term benefits ($213 million), current employee benefits ($183 million), fixed assets, inventory and other ($194 million) and net operating losses ($42 million).

The components of consolidated income tax expense from continuing operations were as follows:

	(Stated in millions)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Current:
United States - Federal	$(107)	$(162)	$(2)	$(119)
United States - State	(7)	(17)	(3)	(11)
Outside United States	79	19	167	128

	$(35)	$(160)	$162	$(2)

Deferred:
United States - Federal	$130	$58	$28	$35
United States - State	7	8	6	5
Outside United States	(27)	(48)	2	(131)
Valuation allowance	—	82	4	159

	$110	$100	$40	$68

Consolidated taxes on income	$75	$(60)	$202	$66

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Third Quarter		Nine Months
	2004	2003	2004	2003
US federal statutory rate	35	35	35	35
US state income taxes	—	2	—	—
Non US income taxed at different rates	(13)	(15)	(10)	(40)
Valuation allowance	—	(4)	—	28
Other	(3)	—	(3)	—
Charges	1	5	1	21

Effective income tax rate	20	23	23	44

16. Contingencies

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

17. Segment Information

Schlumberger operates two primary reportable business segments: Oilfield Services and WesternGeco.

Prior periods have been restated so as to be comparable with the current reporting structure.

	(Stated in millions)

	THIRD QUARTER 2004					THIRD QUARTER 2003
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$789	$78	$—	$41	$119	$672	$59	$—	$32	$91
Latin America	434	38	—	7	45	379	50	—	12	62
Europe/CIS/W. Africa	737	95	—	22	117	660	102	—	20	122
Middle East & Asia	617	146	—	20	166	530	114	—	15	129
Elims/Other	29	(9)	—	2	(7)	15	(11)	—	7	(4)

	2,606	348	—	92	440	2,256	314	—	86	400

WesternGeco	301	19	9	5	33	263	(17)	(7)	(12)	(36)

Other	25	(1)	—	(1)	(2)	23	(3)	—	—	(3)

Elims & Other	(1)	(30)	(1)	(19)	(50)	3	(21)	(1)	(28)	(50)

	$2,931	$336	$8	$77		$2,545	$273	$(8)	$46

Interest Income					14					10
Interest Expense (1)					(41)					(74)
Charges (2)					(14)					(507)

					$380					$(260)

1.	Excludes interest expense included in the Segment results ($3 million in 2004; $2 million in 2003).
2.	See Note 4 Charges – Continuing Operations.

	(Stated in millions)

	NINE MONTHS 2004					NINE MONTHS 2003
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$2,261	$237	$—	$125	$362	$1,946	$165	$—	$94	$259
Latin America	1,255	138	—	31	169	1,031	120	—	34	154
Europe/CIS/W. Africa	2,089	275	—	65	340	1,935	284	—	61	345
Middle East & Asia	1,812	406	—	60	466	1,553	334	—	44	378
Elims/Other	88	(32)	—	12	(20)	45	(39)	—	18	(21)

	7,505	1,024	—	293	1,317	6,510	864	—	251	1,115

WesternGeco	905	36	15	30	81	875	(31)	(13)	(8)	(52)

Other	70	(9)	—	(1)	(10)	82	(7)	—	(1)	(8)

Elims & Other	2	(79)	(2)	(75)	(156)	8	(22)	(3)	(70)	(95)

	$8,482	$972	$13	$247		$7,475	$804	$(16)	$172

Interest Income					39					36
Interest Expense (1)					(158)					(256)
Charges (2)					(243)					(589)

					$870					$151

1.	Excludes interest expense included in the Segment results ($6 million in 2004 and $5 million in 2003). The nine months 2004 excludes the $64 million charge related to the US interest rate swap – see Note 4 Charges – Continuing Operations.
2.	See Note 4 Charges – Continuing Operations.

18. Pension and Other Postretirement Benefits

Net pension cost in the US for the third quarter and nine months of 2004 and 2003 included the following components:

	(Stated in millions)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Service cost - benefits earned during period	$12	$14	$42	$42
Interest cost on projected benefit obligation	24	22	74	70
Expected return on plan assets	(23)	(22)	(65)	(64)
Amortization of prior service cost/other	1	—	3	2
Amortization of unrecognized net loss	5	2	15	6

Net pension cost	$19	$16	$69	$56

Schlumberger’s contribution during the nine months ended September 30, 2004 was $249 million. Schlumberger does not anticipate making any contribution during the fourth quarter of 2004.

Net pension cost in the UK plan for the third quarter and nine months of 2004 and 2003 included the following components:

	(Stated in millions)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Service cost - benefits earned during period	$7	$6	$21	$18
Interest cost on projected benefit obligation	8	6	24	18
Expected return on plan assets	(9)	(8)	(28)	(24)
Amortization of unrecognized net loss	2	—	7	—

Net pension cost	$8	$4	$24	$12

On May 19, 2004, FASB Staff Position No. 106-2 (“FSP”) was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Schlumberger currently provides postretirement benefits to former employees who have retired under the US pension plans. For these former employees, the prescription drug benefit provided by Schlumberger would be considered to be actuarially equivalent to the benefit provided under the Act. As permitted by the FSP, Schlumberger prospectively adopted the provisions of the FSP effective July 1, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation (“APBO”) for the subsidy related to benefits attributed to past service of approximately $77 million. The subsidy will result in a reduction in net periodic post retirement costs of approximately $12 million (pretax), of which $6 million was recorded during the third quarter of 2004 with the remaining portion being recorded in the fourth quarter of 2004. The components of this approximate $12 million in pretax savings are a reduction in interest costs on APBO of $5 million, a reduction of amortization of net loss of $4 million and a reduction in current period service costs of $3 million.

Net postretirement benefit cost in the US for the third quarter and nine months of 2004 and 2003 included the following components:

	(Stated in millions)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Service cost - benefits earned during period	$1	$7	$15	$21
Interest cost on accumulated postretirement benefit obligation	10	13	40	39
Amortization of unrecognized net loss/other	4	3	12	9

Net postretirement benefit cost	$15	$23	$67	$69

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

				(Stated in millions)

	Third Quarter			Nine Months
	2004(2)	2003(2)(5)	% chg	2004(3)	2003(3)(5)	% chg
Oilfield Services
Operating Revenue	$2,606	$2,256	16%	$7,505	$6,510	15%
Pretax Operating Income (1)	$440	$400	10%	$1,317	$1,116	18%

WesternGeco
Operating Revenue	$301	$263	14%	$905	$875	3%
Pretax Operating Income (1)	$33	$(36)	—%	$81	$(52)	—%

Other (4)
Operating Revenue	$25	$23	7%	$70	$82	(15)%
Pretax Operating Income (1)	$(2)	$(3)	—%	$(10)	$(8)	—%

(1)	Pretax operating income represents income before taxes and minority interest, excluding interest income, interest expense and amortization of intangibles. Pretax operating income excludes the charges and credits described in footnotes (2) and (3) below because those items are not allocated by segment.

(2)	The third quarter of 2004 excludes a pretax charge of $11 million for an Intellectual Property settlement and a pretax $3 million severance charge.

The third quarter of 2003 excludes debt extinguishment costs of $86 million pretax and a pretax charge of $421 million for impairment and other charges/credits related to the multiclient library, seismic vessels partially offset by the gain on the sale of a rig.

(3)	The nine months of 2004 excludes a pretax charge of $11 million for an Intellectual Property settlement and a pretax $3 million severance charge, a pretax loss of $7 million on the sale of Atos Origin shares, a pretax idle leased facility reserve of $11 million, a pretax reorganization reserve of $4 million, a pretax release of a litigation reserve of $5 million, a pretax gain of $10 million for the settlement of the US Interest Rate Swap and a pretax charge of $37 million of debt extinguishment costs, a pretax charge of $73 million for the US Interest Rate Swap write off, a pretax loss of $14 million on the sale of Atos Origin shares, a pretax charge of $77 million of debt extinguishment costs and a pretax charge of $20 million related to the restructuring program in the United States.

The nine months of 2003 excludes debt extinguishment costs of $167 million pretax and a pretax charge of $421 million for impairment and other charges/credits related to the multiclient library, seismic vessels partially offset by the gain on the sale of a rig.

(4)	Comprises the Global Tel*Link, Public Phones and Essentis activities.

(5)	Restated for discontinued operations.

Third Quarter 2004 Compared to Third Quarter 2003

Operating revenue for the third quarter was $2.93 billion versus $2.54 billion in the third quarter of 2003, an increase of 15%. Income from continuing operations before charges was $310 million, or $0.52 per share-diluted versus $0.36 in the third quarter of last year. Including charges of $13 million, income from continuing operations in the third quarter was $297 million, or $0.50 per share, compared to a loss of $88 million, or $0.15 per share, last year, which included net charges of $298 million. The $13 million charges in 2004 comprised of $10 million for an intellectual property settlement and $3 million for severance. The $298 million net charges in 2003 comprised debt extinguishment costs of $86 million, multiclient library and seismic vessel impairment charges of $243 million, and a gain on the sale of a rig of $31 million.

Discontinued operations recorded a gain of $21 million ($0.03 per share) in the quarter. This resulted in a net income of $318 million, or $0.53 per share-diluted, compared to a net loss of $55 million, or $0.09 per share, last year.

Oilfield Services revenue of $2.61 billion increased 3% sequentially and 16% compared to the same quarter of last year. Pretax business segment operating income of $440 million decreased 3% sequentially but grew 10% year-on-year.

WesternGeco revenue of $301 million increased 3% sequentially and 14% year-on-year. Pretax business segment operating income of $33 million improved $19 million sequentially and $70 million compared to the same quarter of last year.

OILFIELD SERVICES

Third-quarter revenue of $2.61 billion was 3% higher sequentially and increased 16% year-on-year. Pretax operating income of $440 million declined 3% sequentially but rose 10% year-on-year.

The sequential revenue increases that were particularly strong in Nigeria, Canada and Russia were substantially offset by Norway, Indonesia, Saudi Arabia and North Africa. Wireline and Well Services technologies were the principal contributors to the sequential revenue growth.

Sequential operating income decline was the result of four main causes: weather-related issues in the Gulf of Mexico; performance-related issues in the Gulf of Mexico and Mexico; delays in contract renegotiations in Venezuela; and slower activity in Russia for YUKOS. In contrast the Middle East continued to deliver strong performance.

The highest year-on-year activity growth was experienced in India, Russia, Mexico and US Land GeoMarkets. By technology, Drilling & Measurements, Well Services, Well Completions & Productivity, Wireline and Integrated Project Management recorded double-digit gains.

North America

Revenue of $789 million increased 6% sequentially and 17% year-on-year. Pretax operating income of $119 million decreased 1% sequentially but increased 31% year-on-year.

Sequential revenue growth was mainly due to Canada and land activity in the United States. Well Services operated near capacity throughout most of the quarter and recorded double-digit price improvement from 2003 averages. However, higher product costs are beginning to dampen the operating leverage. Pricing momentum remains positive.

Sequentially, the decline in operating income was mainly due to suspended operations in the Gulf of Mexico as a result of multiple hurricanes and a loss on a turnkey drilling project.

Robust year-on-year revenue growth was recorded in US Land and Canada, which benefited from the strong performance of most technology segments, coupled with pricing improvements particularly for Well Services. Stronger demand for Well Completions & Productivity and Well Services contributed to the year-on-year growth in the Gulf of Mexico.

Latin America

Revenue of $434 million increased 2% sequentially and 14% year-on-year. Pretax operating income of $45 million declined 28% both sequentially and year-on-year.

Demand for Integrated Project Management services in Mexico continued to fuel year-on-year growth; however, the revenue flattened sequentially due to a slowdown in drilling activity, which will likely persist through early next year.

The year-on-year and sequential pretax operating income drop was mainly due to an unfavorable revenue mix in Mexico; reduced level of activity for PEMEX in a project bearing a high structural cost; and losses on a low-margin project with a major E&P company for which the contract has subsequently been improved. During the quarter, certain barges in West Venezuela were partially idled while contractual negotiations continued with PDVSA.

Drilling & Measurements, Well Completions & Productivity and Wireline continued to experience strong growth, particularly in Latin America South, leading to record revenue in Brazil. Drilling & Measurements leveraged its experience of drilling more than seven million feet in the Faja del Orinoco of Eastern Venezuela by expanding its geosteering market with new multi-well contracts in both Venezuela and Trinidad.

Integrated Project Management saw increased activity in Ecuador with new contracts and services on multiple exploration and development wells. The work included project management, well engineering, well site supervision and all related well construction and completion services.

Europe/CIS/West Africa

Revenue of $737 million increased 5% sequentially and 12% year-on-year. Pretax operating income of $117 million was flat sequentially but declined 4% year-on-year.

Sequential activity growth in the region was affected by union strikes in Norway and a slowdown in Russia as YUKOS started reducing its operations late in the quarter. Further declines are expected with YUKOS in the coming quarters and assets are consequently being redeployed within Russia to cover expanding activity elsewhere.

Sequential margin deterioration was due to reduced activity for YUKOS in Russia and union strikes in Norway that were partially offset by improvements in Nigeria and Continental Europe. This resulted in a flattening of operating income in the region.

Year-on-year revenue growth was led by Russia, Caspian and West Africa, with gains recorded in all technology Segments led by Drilling & Measurements and Well Services. Nigeria also contributed to the year-on-year and sequential revenue growth with particular strength in deepwater.

Middle East & Asia

Revenue of $617 million decreased 3% sequentially but grew 16% year-on-year. Pretax operating income of $166 million increased 3% sequentially and 29% year-on-year.

Sequential activity decline was mainly due to the completion of a 90-well VDA* Viscoelastic Diverting Acid stimulation campaign in the prior quarter in Saudi Arabia and lower Integrated Project Management activities in Indonesia. This decline was partially offset by strong activity in the Thailand/Vietnam and Malaysia/Brunei/Philippines GeoMarkets.

The improved sequential operating income was the result of a better revenue mix with the completion of a low profitability contract in Asia in the quarter and the ramp up of favorable projects in the Gulf.

WESTERNGECO

Third-quarter revenue of $301 million was 3% higher sequentially and 14% higher compared to the same period last year. Pretax operating income of $33 million improved $19 million sequentially and $70 million year-on-year.

Sequentially, Marine activity increased 7% due to better vessel utilization, particularly for Q-Marine* technology. The activity growth was strongest in West Africa, Mexico and South America. Land declined 8% reflecting the completion of some projects in Malaysia and the Middle East. Multiclient sales increased 3% mainly in North America, partially offset by the completion of a long-term volume agreement awarded in December 2003. Data Processing increased 10% due to a higher level of Q* processing and robust third-party work coupled with improved operational efficiencies.

Year-on-year revenue increased mainly from strong growth in Multiclient sales coupled with higher activity in North America. This reflected the renewed interest in the library resulting from higher oil prices and an increasing number of blocks in the Gulf of Mexico coming up for renewal. Data Processing grew 29% resulting in increased amounts of Q* processing and improved third-party backlog. Land revenue was flat year-on-year while Marine declined 9% due to lower activity in the Caspian coupled with an ocean-bottom cable crew operating on a substantially pre-funded Multiclient project in the Gulf of Mexico.

Sequential operating income increases were mainly in Marine resulting from higher vessel utilization and sustained Q* pricing. Data Processing also contributed to this improvement due to better operating efficiency.

The year-on-year operating income increase was led by Multiclient due to lower amortization cost following the impairment of the Multiclient library in the third quarter of last year, coupled with improved sales in North America. Marine also contributed to the improved performance with better pricing on Q* contracts.

The WesternGeco backlog at the end of the third quarter reached $602 million, increased 1% over the previous quarter and more than doubled year-on-year.

OTHER

Global revenue for the third quarter was $14 million with pretax income of $1 million; Essentis revenue was $3 million and pretax operating loss was $3 million; Public Phones revenue was $8 million and pretax operating income was breakeven.

INCOME STATEMENT

Interest income of $15 million increased $3.8 million compared to the same quarter last year. The average return on investment increased from 1.7% to 2.2% year-over-year. The average investment balance of $2.6 billion was down $20 million over last year. Gross margin (excluding net charges of $14 million in 2004 and $421 million in 2003) of 21% increased 1% compared to the same period last year. As a percentage of revenue, marketing expense was 0.2% less than last year and research & engineering expense decreased 0.5% from last year. General expense as a percentage of revenue decreased from 3.2% to 2.9%. Interest expense of $44 million decreased $32 million compared to same quarter last year. Average borrowing rates decreased from 4.0% to 3.6% compared to the same quarter last year. The average debt balance of $4.4 billion decreased $3 billion over the same quarter last year. The effective tax rate for the third quarter, excluding the charges of $14 million in 2004 and $507 million in 2003, was 19% for both 2004 and 2003.

Nine Months 2004 Compared to Nine Months 2003

Revenue for the nine month period ended September 30, 2004 of $8.5 billion increased 13% over the same period last year. Income from continuing operations of $656 million includes charges aggregating $199 million. The primary components of these charges are debt extinguishment costs ($100 million), costs related to the ineffectiveness/settlement of the US Interest Rate Swaps ($40 million), loss on the sale of Atos Origin SA common stock ($21 million), an Intellectual Property settlement ($10 million), and restructuring charges ($21 million). Excluding charges, income from continuing operations was $1.43 per share, compared to $1.00 per share for the same period last year.

Oilfield Services revenue of $7.5 billion increased 15% versus the same period last year. Pretax operating income was $1.3 billion, an increase of 18% year-on-year.

WesternGeco revenue of $905 million increased 3% compared to the same period last year. Pretax operating income was $81 million compared to a loss of $52 million last year.

Discontinued operations recorded a gain of $238 million ($0.39 per share) in 2004 and a gain of $437,000 in 2003.

Net income was $894 million, or $1.49 per share - diluted compared to a net income of $206 million, or $0.36 per share - diluted, in the third quarter of 2003.

OILFIELD SERVICES

Nine months revenue of $7.5 billion was 15% higher versus the same period last year. Pretax operating income of $1.3 billion increased 18% year-on-year. Revenue growth year-on-year was strongest in India, Mexico, Caspian, Russia and East Africa and East Mediterranean GeoMarkets. From a technology standpoint, double-digit gains were recorded in Well Services from growth in all regions, Wireline, Drilling & Measurements, Well Completions & Productivity and Integrated Project Management, with all remaining technology segments also higher year-on-year.

North America

Revenue of $2.3 billion increased 16% versus the same period last year. Pretax operating income of $362 million increased 40% year-on-year. Robust year-on-year growth was recorded in US Land and Canada, which benefited by strong performances in most technology Segments, particularly for Well Services. Alaska also posted growth mainly from increased activity for Well Completions & Productivity. Turnkey operations and stronger demand for Drilling & Measurements fueled year-on-year increases in the Gulf Coast. By technology, all segments, with the exception of Schlumberger Information Solutions, were higher year-on-year. Severe tropical storms and multiple hurricanes coupled with losses on a turnkey project in the Gulf Coast negatively affected growth in pretax income.

Latin America

Revenue of $1.3 billion was 22% higher year-on-year. Pretax operating income of $169 million increased 10% versus the same period last year. Demand for integrated services continued to drive significant growth in Mexico. Latin America South grew due to market share gains for Drilling & Measurements in Brazil, integrated projects in Argentina, and increased activity for Well Completions & Productivity and Schlumberger Information Solutions. Venezuela experienced decreased activity mainly due to ongoing contractual issues with PDVSA, which also largely dampened growth in pre-tax income in the region. By technology, significant growth was recorded across most segments.

Europe/CIS/West Africa

Revenue of $2.1 billion increased 8% year-on-year. Pretax operating income of $340 million decreased 1% year-on-year. Year-on-year growth was led by Russia with increases recorded in most segments, Caspian and West Africa GeoMarkets with demand particularly strong for Well Completions & Productivity, Drilling & Measurements and Wireline. These increases were partially offset by declines in United Kingdom due to the completion of integrated contracts in the prior year and lower activity in the North Sea. By technology, all segments, with the exception of Integrated Project Management and Schlumberger Information Solutions grew year-on-year. Year-on-year pretax income was impacted by local currency appreciation (Russian Ruble, Algerian Dinar, CFA and Euro) against the US dollar, unrest in Nigeria resulting in production shutdowns in the Western Delta and union strikes in Norway.

Middle East & Asia

Revenue of $1.8 billion was 17% higher year-on-year. Pretax operating income of $466 million was 23% higher versus the same period last year. Offshore and deepwater activity utilizing Wireline, Drilling & Measurements and Well Completions & Productivity technologies continued to drive year-on-year increases in India. Strong year-on-year growth was also reflected across most GeoMarkets, particularly in East Africa and East Mediterranean from increased activity in East and West Mediterranean, Indonesia from integrated projects and in the Gulf from higher demand for Wireline, Drilling & Measurements and Well Services technologies.

WESTERNGECO

Nine months revenue for WesternGeco of $905 million was 3% higher compared to the same period last year. The increase was driven by strong Multiclient sales reflecting the increased interest in the library resulting from a steady high oil price and an increasingly larger numbers of blocks in the Gulf of Mexico coming up for renewal, coupled with an increase in pre-commit revenue in North America. Land revenue declined mainly due to the shutdown of several crews active in the previous year in Alaska, Cameroon and Germany and lower activity in Mexico; partially offset by improvements in South America, Asia and the Middle East. Marine declined marginally on account of lower activity in Caspian, partially offset by higher vessel utilization in other regions while Data Processing improved marginally.

Q - Technology revenue grew 125% compared to the same period last year, with higher utilization of the Q-Marine fleet and the startup of the first Q-Seabed crew.

Pretax income of $81 million improved by $134 million mainly in Multiclient due to the impact of higher sales coupled with lower amortization following the impairment of the Multiclient library in September last year; Marine improved on account of better pricing and utilization; Data Processing improved on account of higher third party work while Land declined marginally.

OTHER

Global revenue for the nine months was $43 million with pretax income of $2 million; Essentis revenue was $9 million and pretax operating loss was $9 million; Public Phones revenue was $18 million and pretax operating loss was $3 million.

INCOME STATEMENT

Interest income of $40 million increased 3.5% compared to the same period last year. The average return on investment decreased from 2.5% to 1.8% year-over-year. The average investment balance of $2.8 billion increased by $821 million over last year due to liquidity generated by operations and business divestiture proceeds. Gross margin of 20% decreased 1.4% compared to the same period last year (excluding net charges of $44 million in 2004 and $421 million in 2003). As a percentage of revenue, marketing expense and research & engineering was 0.2% less than last year. General expense as a percentage of revenue decreased from 3.3% to 2.9%. Interest expense of $228 million decreased $33.4 million compared to the same period last year and decreased $101 million excluding the $63.9 million charge related to the US Interest Rate Swap. Excluding this charge the average borrowing rates decreased from 4.8% to 3.6%. The average debt balance decreased $1.1 billion compared to the same period last year. The effective tax rate for the first nine months, excluding the charges of $243 million in 2004 and $589 million in 2003, was 22% compared to 23% for the same period last year. The main cause of the decrease from last year were reduced losses for which valuation allowances were required and the geographic mix of results in WesternGeco.

CASH FLOW

During the first nine months of 2004, cash provided by operations was $978 million as net income plus depreciation/amortization and charges, including the extinguishment of European and US debt and the US Interest Rate Swap, were only partially offset by increases in customer receivables and inventories. Cash provided by investing activities was $2.4 billion with proceeds from the sales of the SchlumbergerSema business ($494 million), the Infodata business ($104 million), the Telecom Billing Software business ($37 million), the Business Continuity business ($233 million), the Axalto business ($606 million) the Electricity Meters North America business ($248 million), the proceeds from the sale of the Atos Origin shares ($1.16 billion) and a net change in investments ($556 million) only partially offset by investments in fixed assets ($801 million). Cash used by financing activities was $3.42 billion as the debt repayment of $3.5 billion, the payment of dividends to shareholders ($331 million), stock repurchase plan ($237 million) and debt extinguishment costs ($111 million) were only partially offset by the proceeds from employee stock plans ($213 million).

Net Debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Details of the Net Debt follows:

(Stated in millions)

Nine Months	2004
Net Debt, beginning of period	$(4,176)
Net income from continuing operations	656
Excess of equity income over dividends received	(64)
Charges, net of tax and minority interest	199
Depreciation and amortization	979
Increase in working capital requirements	(561)
Capital expenditures	(845)
Dividends paid	(331)
Employee stock plans	213
Proceeds from the sale of the SchlumbergerSema business	495
Proceeds from the sale of the Telecom Billing Software business	37
Proceeds from the sale of the Infodata business	104
Proceeds from the sale of the Business Continuity business	233
Proceeds from the sale of the Axalto business	606
Proceeds from the sale of Axalto shares	99
Proceeds from the sale of Atos Origin shares	1,165
Proceeds from the sale of the Electricity Meters North America business	248
Proceeds from the sale of Telecom Messaging business	6
Stock purchase program	(237)
US pension plan payments	(249)
Debt extinguishment costs	(111)
Settlement of US interest rate swap	(70)
Investment in PetroAlliance	(12)
Other	(48)
Translation effect on net debt	6

Net Debt, end of period	$(1,658)

	(Stated in millions)

Components of Net Debt	Sept. 30 2004	Dec. 31 2003
Cash and short-term investments	$2,540	$3,109
Fixed income investments, held to maturity	185	223
Bank loans and current portion of long-term debt	(645)	(1,411)
Long-term debt	(3,738)	(6,097)

	$(1,658)	$(4,176)

INFORMATION ON NON-GAAP MEASURES

In addition to financial results determined in accordance with generally accepted accounting principles (GAAP) this document also includes the following non-GAAP financial measures:

•	Net debt: Net debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that “net debt” provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger’s deleveraging efforts.

•	Income from continuing operations before charges and credits, diluted earnings per share before charges and credits and effective tax rate before charges and credits:

The following is a reconciliation of:

•	Income from continuing operations per the Consolidated Statement of Income to Income from continuing operations before charges and credits.

•	Diluted earnings per share from continuing operations before charges and credits.

•	Effective tax rate from continuing operations before charges and credits.

	(Stated in thousands)

	Third Quarter 2004
	Pretax	Tax	Min Int	Net
Per Consolidated Statement of Income	$380,196	$75,442	$(7,684)	$297,070
Add back Charges:
- Intellectual Property settlement charge	11,200	1,260	—	9,940
- Severance charge	3,000	—	—	3,000

Continuing operations before charges	$394,396	$76,702	$(7,684)	$310,010

Continuing operations before charges
Effective tax rate				19.4%
Diluted Earnings per Share				$0.52

	Third Quarter 2003
	Pretax	Tax	Min Int	Net
Per Consolidated Statement of Income	$(259,693)	$(59,645)	$112,035	$(88,013)
Add back Charges & Credits:
- Debt extinguishment costs	86,328	—	—	86,328
- Muticlient library impairment charge	398,365	105,723	(87,793)	204,849
- Vessel impairment charge	54,000	—	(16,200)	37,800
- Gain on sale of rig	(31,416)	—	—	(31,416)

Continuing operations before charges & credits	$247,584	$46,078	$8,042	$209,548

Continuing operations before charges & credits
Effective tax rate				18.6%
Diluted Earnings per Share				$0.36

	(Stated in thousands)

	Nine Months 2004
	Pretax	Tax	Min Int	Net
Per Consolidated Statement of Income	$870,456	$202,253	$(12,597)	$655,606
Add back Charges & Credits:
- Debt extinguishment costs	114,894	14,029	—	100,865
- US interest-rate swap settlement gain	(9,620)	(3,300)	—	(6,320)
- Loss on sale of Atos Origin shares	6,635	—	—	6,635
- Vacated leased facility reserve	11,000	—	—	11,000
- Litigation reserve release	(5,000)	—	—	(5,000)
- Loss recognized on interest-rate swaps	73,515	27,164	—	46,351
- Loss on sale of Atos Origin shares	14,330	—	—	14,330
- Restructuring program charge	19,500	5,500	—	14,000
- Intellectual Property settlement charge	11,200	1,260	—	9,940
- Severance charge	7,000	—	—	7,000

Continuing operations before charges & credits	$1,113,910	$246,906	$(12,597)	$854,407

Continuing operations before charges & credits
Effective tax rate				22.2%
Diluted Earnings per Share				$1.43

	Nine Months 2003
	Pretax	Tax	Min Int	Net
Per Consolidated Statement of Income	$151,470	$66,414	$120,468	$205,524
Add back Charges & Credits:
- Debt extinguishment costs	167,801	—	—	167,801
- Multclient library impairment charge	398,365	105,723	(87,793)	204,849
- Vessel impairment charge	54,000	—	(16,200)	37,800
- Gain on sale of rig	(31,416)	—	—	(31,416)

Continuing operations before charges & credits	$740,220	$172,137	$16,475	$584,558

Continuing operations before charges & credits
Effective tax rate				23.3%
Diluted Earnings per Share				$1.00

Reasons for excluding charges and credits - Management believes that the exclusion of these items enables it to more effectively evaluate Schlumberger’s operations period over period and to identify operating trends that could otherwise be masked by the excluded items.

The foregoing non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to, total debt, net income, cash flows or other measures of financial performance prepared in accordance with GAAP as more fully discussed in Schlumberger’s financial statements and filings with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This 10-Q report, the third quarter 2004 earnings release and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our most recent Form 10-K, Form 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 4: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

*	Mark of Schlumberger

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2004, Schlumberger issued 27 shares of its common stock upon conversion of $2,000 aggregate principal amount of its 1.500% Series A Convertible Debentures due June 1, 2023. Such shares were issued in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On May 27, 2004, Schlumberger delivered from treasury 421,870 shares of its common stock as partial consideration for the acquisition of an approximately 26% equity stake in PetroAlliance Services Company Limited. Such shares were issued in transactions exempt from registration under Regulations D and S of the Securities Act of 1933, as amended.

Share Repurchases

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million shares to be acquired in the open market before December 2006, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the quarter ended September 30, 2004.

	(Stated in thousands except per share amounts)

	Total Number of shares purchased	Average Price paid per share (1)	Total Number of shares purchased as part of publicly announced program	Maximum Number of shares that may yet be purchased under the program
July 1 through July 31, 2004	—	$—	—	15,000
August 1 through August 31, 2004	3,476	$61.83	3,476	11,524
September 1 through September 30, 2004	340	$63.58	340	11,184

	3,816	$61.99	3,816

(1)	Average price per share includes the related commissions. The average price paid during the quarter excluding commissions was $61.96.

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

Exhibit 3.2 Amended and Restated Bylaws of Schlumberger Limited incorporated by reference to Exhibit 3 to Form 8-K filed April 17, 2003.

Exhibit 10.1 Schlumberger Limited 2004 Stock Deferral Plan for Non-Employee Directors.

Exhibit 10.2 Form of Option Agreement, Incentive Stock Option.

Exhibit 10.3 Form of Option Agreement, Non-Qualified Stock Option.

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

Schlumberger Limited
(Registrant)

Date: November 4, 2004	/s/ Frank A. Sorgie
Frank A. Sorgie
Chief Accounting Officer and Duly Authorized Signatory