Form 10-K
period 2004-12-31
SCHLUMBERGER LTD /NV/
filed 2005-03-04
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $36.3 billion.

As of January 31, 2005, Number of Shares of Common Stock Outstanding: 589,258,183.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated herein by reference into Part III of this Form 10-K: Definitive Proxy Statement for the 2005 Annual General Meeting of Stockholders (“Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1	Business

All references herein to “Registrant”, “Company” and “Schlumberger” refer to Schlumberger Limited and its consolidated subsidiaries.

Founded in 1927, Schlumberger is the world’s leading oilfield services company, supplying technology, project management, and information solutions that optimize performance in the oil and gas industry. As of December 31, 2004, the Company employed more than 52,000 people of over 140 nationalities operating in more than 80 countries. Schlumberger has principal executive offices in New York, Paris and The Hague. Schlumberger consists of two business segments: Schlumberger Oilfield Services is the world’s premier oilfield services company supplying a wide range of technology services and solutions to the international oil and gas industry. WesternGeco, jointly owned with Baker Hughes, is one of the world’s largest and most advanced surface seismic companies.

On January 29, 2004, Schlumberger completed the sale of the SchlumbergerSema business to Atos Origin. During 2004, Schlumberger completed the initial public offering of Axalto and no longer retains any ownership interest in this business. Including other divestitures completed in 2004 and 2005, Schlumberger’s divestiture program of its non-oilfield businesses is now complete.

Schlumberger Oilfield Services is the world’s leading provider of technology, project management and information solutions to the international petroleum industry. With 46,000 employees, Schlumberger Oilfield Services manages its business through 27 Oilfield Services GeoMarket* regions, which are grouped into four geographic areas: North America; Latin America; Europe/CIS/W. Africa; Middle East & Asia. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions.

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

•	Wireline – provides the information necessary to evaluate the formation, plan and monitor well construction, and monitor and evaluate production, divided into open-hole and cased-hole wireline logging.

•	Drilling & Measurements – directional drilling, measurements-while-drilling and logging-while-drilling services.

•	Well Services – services to construct oil and gas wells, as well as maintain optimal production through the life of an oil and gas field. These include pressure pumping, well stimulation services, coiled tubing, cementing and engineering services.

•	Well Completions & Productivity – testing, completion and oil & gas production optimization services. Services range from well-testing, perforating, intelligent completions systems and artificial lifts.

•	Integrated Project Management – consulting, project management and engineering services leveraging the expertise from the other technology segments for the E&P industry.

•	Data & Consulting Services – measurements, interpretation and integration of all exploration and production data types, and expert consulting services for reservoir characterization, production enhancement, multi-disciplinary reservoir and production solutions, and field development planning.

•	Schlumberger Information Solutions – consulting, software, information management and IT infrastructure services that support oil and gas industry core operational processes.

The technology product lines are also responsible for overseeing operational processes, resource allocation, personnel and quality, health, safety and environmental matters in the GeoMarket.

Supporting the service technology product lines are 23 research and development (R&D) centers. Through its R&D, Schlumberger is committed to advanced technology programs that will enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery, increase asset value and accomplish all of these goals in a safe, environmentally sound manner.

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

Schlumberger is a 40% owner in M-I Drilling Fluids, a joint venture with Smith International that offers drilling and completion fluids utilized to stabilize rock strata during the drilling process and minimize formation damage during completion and workover operations.

WesternGeco, which is 70% owned by Schlumberger, provides comprehensive worldwide reservoir imaging, monitoring, and development services, with the most extensive seismic crews and data processing centers in the industry, as well as the world’s largest multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. Seismic solutions include proprietary Q*-Technology for enhanced reservoir description, characterization, and monitoring throughout the life of the field - from exploration through enhanced recovery.

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

Acquisitions

Information on acquisitions made by Schlumberger or its subsidiaries appears under the heading “Acquisitions” on page 54 of this Report within the Notes to Consolidated Financial Statements.

GENERAL

Research & Development

Research to support the engineering and development efforts of Schlumberger’s activities is conducted at Schlumberger Doll Research, Ridgefield, Connecticut and Boston Massachusetts, USA; Schlumberger Cambridge Research, Cambridge, England, and at Stavanger, Norway; Moscow, Russia and Dhahran, Saudi Arabia.

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

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog due to the nature of their business. The WesternGeco backlog at December 31, 2004, was $670 million (2003: $408 million), the majority of which is expected to be realized in 2005.

Government Contracts

No material portion of Schlumberger’s business is subject to renegotiation of profits or termination of contracts by the US or other governments.

Employees

As of December 31, 2004, Schlumberger had approximately 52,500 employees.

Non-US Operations

Schlumberger derives a significant portion of its revenues from non-US operations, which subject Schlumberger to risks which may affect such operations. Schlumberger’s non-US operations accounted for approximately 68% of our consolidated revenues in 2004 and approximately 70% of our consolidated revenues during 2003. Risk which may adversely affect our operations in such countries include unsettled political and economic conditions in certain areas, exposure to possible expropriation or other governmental actions, social unrest, acts of terrorism, outbreak of war or other armed conflict, deprivation of contract rights, trade restrictions or embargoes imposed by the US or other countries, exchange controls and currency fluctuations. Although it is impossible to predict such occurrences or their effects on Schlumberger, management believes these risks are acceptable. Management also believes that the geographical diversification of our activities reduces the risk that loss of operations in any one country would be material to all the operations taken as a whole.

Environmental Protection

Compliance with governmental provisions relating to the protection of the environment does not materially affect Schlumberger’s capital expenditures, earnings or competitive position. Management believes that Schlumberger is currently in substantial compliance with applicable environmental laws and regulations. For more information, see Environmental Matters on page 33 of this Report.

Financial Information

Financial information by business segment for the years ended December 31, 2004, 2003 and 2002 is given on pages 65 to 67 of this Report, within the Notes to Consolidated Financial Statements.

Internet Website

Schlumberger’s Internet website can be found at www.slb.com. Schlumberger makes available free of charge, or through our internet website at www.slb.com/ir, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports as soon as reasonably practicable after such material is filed or furnished to the Securities and Exchange Commission (“SEC”). Additionally, Schlumberger’s corporate governance materials, including Board Committee Charters, Corporate Governance Guidelines, and Code of Ethics may also be found on www.slb.com/ir. From time to time to time corporate governance materials on our website may be updated to comply with rules issued by the SEC and the New York Stock Exchange (“NYSE”) or as desirable to promote the effective governance of Schlumberger. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website. Any stockholder wishing to receive, without charge, a copy of any of the SEC filings or corporate governance materials should write the Secretary, Schlumberger Limited, 153 East 53rd Street, 57th Floor, New York, New York, 10022.

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

Outside the United States the principal owned or leased facilities of Oilfield Services are located in Hassi Massoud, Algeria; Luanda, Angola; Perth, Australia; Baku, Azerbaijan; Rio de Janeiro, Brazil; Calgary and Edmonton, Canada; Beijing, China; Bogota, Colombia; Cairo, Egypt; Clamart and Paris, France; Bombay, India; Balikpapan and Jakarta, Indonesia; Milan, Italy; Fuchinobe, Japan; Atyrau, Kazakhstan; Kuwait City, Kuwait; Kuala Lumpur, Malaysia; Mexico City and Reynosa, Mexico; Port Harcourt, Nigeria; Belfast, Northern Ireland; Stavanger, Norway; Doha, Qatar; Moscow, Nefteyugansk and Noyabrsk, Russia; Al-Khobar, Saudi Arabia; Singapore; Bangkok, Thailand; Abu Dhabi and Dubai, United Arab Emirates; Aberdeen and Stonehouse, United Kingdom; and Caracas, Venezuela.

Within the United States, the principal owned or leased facilities of Oilfield Services are located in Anchorage, Alaska; Lawrence, Kansas; New Orleans, Louisiana; Bartlesville, Oklahoma; and Houston, Rosharon and Sugar Land, Texas.

Outside the United States, the principal owned or leased facilities of WesternGeco are located in Luanda, Angola; Perth, Australia; Baku, Azerbaijan; Rio de Janeiro, Brazil; Calgary, Canada; Cairo, Egypt; Atyrau, Kazakhstan; Kuwait City, Kuwait; Kuala Lumpur, Malaysia; Mexico City and Poza Rica, Mexico; Lagos, Nigeria; Bergen, Oslo and Stavanger, Norway; Moscow, Russia; Al-Khobar, Saudi Arabia; Singapore; Abu Dhabi, Dubai and Jebel Ali, United Arab Emirates; Gatwick and London, United Kingdom; and Caracas, Venezuela.

Within the United States, the principal owned or leased facilities of WesternGeco are located in Denver, Colorado; Dead Horse, Alaska, and Houston, Texas.

In addition to the properties noted above, Schlumberger also owns a facility in Montrouge, France.

Item 3	Legal Proceedings

The information with respect to Item 3 is set forth under the heading Contingencies page 65 of this Report, within the Notes to Consolidated Financial Statements.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Schlumberger’s security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of Schlumberger

Information with respect to the executive officers of Schlumberger and their ages as of February 28, 2005 is set forth below. The positions have been held for at least five years, except where stated.

Name	Age	Present Position and Five-Year Business Experience
Andrew Gould	58

Chairman and Chief Executive Officer, since February 2003;

President and Chief Operating Officer, March 2002 to February 2003; and

Executive Vice President - Oilfield Services, January 1999 to March 2002.

Jean-Marc Perraud	57	Executive Vice President and Chief Financial Officer, since March 2002; Controller and Chief Accounting Officer, April 2001 to March 2002; and Treasurer, January 1999 to May 2001.

Chakib Sbiti	50

Executive Vice President, since February 2003;

President Oilfield Services Middle East & Asia, July 2001 to February 2003;

President Oilfield Services Asia, August 2000 to July 2001; and

Oilfield Services Director of Personnel, January 1998 to August 2000.

Dalton Boutte	50

Executive Vice President, since February 2004 and President WesternGeco, since

January 2003;

Vice President OFS Operations, May 2001 to January 2003;

President OFS Europe/C.I.S./Africa, March 2000 to May 2001; and

Gulf Coast GeoMarket Manager, February 1998 to March 2000.

Ellen Summer	58	Secretary and General Counsel, since March 2002; Director of Legal Services, April 2001 to March 2002; and Deputy General Counsel, March 2001 and prior.

Simon Ayat	50

Vice President Treasurer since February 2005;

Vice President, Controller and Business Processes, since December 2002;

Vice President Finance SchlumbergerSema, April 2001 to December 2002; and

Oilfield Services Controller, September 1998 to April 2001.

Mark Danton	48	Vice President - Director of Taxes, since January 1, 1999.

Andre Erlich	57	Chief Information Officer, since May 2002; Vice President Technology and General Manager, April 2001 to May 2002; and Vice President Business Development, October 1999 to April 2001.

Jean Chevallier	57

Vice President Industry Affairs, since February 2005;

Seconded to Atos Origin February 2004 to February 2005;

Vice President Business Development SchlumbergerSema, September 2001 to

February 2004;

President of Utilities Services, SchlumbergerSema, March 2001 to September 2001;

Chief Information Officer, Schlumberger Limited, January 1999 to September 2001.

Name	Age	Present Position and Five-Year Business Experience

Philippe Lacour-Gayet	57	Vice President and Chief Scientist, since January 2001; and Chief Scientist, July 1997 to January 2001.

Satish Pai	43

Vice President since February 2004 and Vice President Oilfield Technologies since

March 2002;

President Schlumberger Information Solutions, January 2001 to March 2002;

President IndigoPool.Com, April 2000 to January 2001; and

GeoQuest Operations Manager UKI, July 1999 to April 2000.

Doug Pferdehirt	41

Vice President Communications and Investor Relations, since July 2003;

President SchlumbergerSema NSA, August 2002 to July 2003;

Vice President Marketing and Technique, April 2002 to August 2002;

Gulf Coast GeoMarket Manager, February 2000 to April 2002; and

Dowell North and South America Business Manager, March 1998 to February 2000.

Frank Sorgie	57	Chief Accounting Officer, since May 2002; and Director of Financial Reporting, January 1993 to May 2002.

David Tournadre	37

Vice President Personnel since August 2003;

Operations Manager REW, September 2001 to August 2003;

Management and Technical Training Program, April 2001 to September 2001; and

Seconded as Vice President Personnel, Exploration and Production to Yukos,

December 1998 to April 2001.

PART II

Item 5	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2005, there were 589,258,183 shares of the Common Stock of Schlumberger outstanding, exclusive of 77,847,832 shares held in treasury, and approximately 22,500 stockholders of record. The principal United States market for Schlumberger’s Common Stock is the New York Stock Exchange.

Schlumberger’s Common Stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SWX Swiss stock exchanges.

Share Repurchases

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million shares to be acquired in the open market before December 2006, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the quarter ended December 31, 2004.

			(Stated in thousands except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
October 1 through October 31, 2004	330	$63.22	330	10,854
November 1 through November 30, 2004	533	$62.58	533	10,321
December 1 through December 31, 2004	469	$62.77	469	9,852

	1,332	$62.80	1,332

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

Common Stock, Market Prices and Dividends Declared per Share

The information with respect to this portion of Item 5 is set forth under the heading Common Stock, Market Prices and Dividends Declared per Share on page 33 of this Report.

Item 6	Selected Financial Data

FIVE-YEAR SUMMARY

	(Stated in millions except per share amounts)

	Year Ended December 31,
	2004	2003 [1]	2002 [1]	2001 [1]	2000 [1]
SUMMARY OF OPERATIONS
Operating revenue:
Oilfield Services	$10,239	$8,823	$8,171	$8,381	$6,855
WesternGeco	1,238	1,183	1,476	1,702	511
Eliminations and other	3	11	10	770	1,138

Total operating revenue	$11,480	$10,017	$9,657	$10,853	$8,504

% increase (decrease) over prior year	15%	4%	(11)%	28%	14%
Pretax Segment income:
Oilfield Services	$1,801	$1,537	$1,278	$1,585	$1,061
WesternGeco	124	(20)	71	221	(25)
Eliminations and other [2]	(208)	(142)	(115)	(116)	(131)

Pretax Segment income before Minority interest	1,717	1,375	1,234	1,690	905
Minority interest	(36)	15	(9)	(57)	—

Total Pretax Segment income, before charges	$1,681	$1,390	$1,225	$1,633	$905

% increase (decrease) over prior year	21%	13%	(25)%	80%	99%
Interest income	54	49	68	153	297
Interest expense	201	329	364	380	273
Charges (Credits), net of minority interest [3]	243	502	188	17	(36)
Taxes on income [3]	277	210	252	592	240

Income, continuing operations	$1,014	$398	$489	$797	$725

% increase (decrease) over prior year	155%	(20)%	(39)%	10%	177%

Income (loss), discontinued operations	$210	$(15)	$(2,809)	$(275)	$10

Net income (loss)	$1,224	$383	$(2,320)	$522	$735

% increase (decrease) over prior year	220%	—	—	(29)%	100%
Basic earnings per share
Continuing operations	$1.72	$0.68	$0.84	$1.39	$1.27
Discontinued operations	0.36	(0.03)	(4.85)	(0.48)	0.02

Net income (loss)	$2.08	$0.66	$(4.01)	$0.91	$1.29
Add back amortization of goodwill	—	—	—	0.50	0.17

Adjusted earnings (loss) per share	$2.08	$0.66	$(4.01)	$1.41	$1.46

Diluted earnings per share
Continuing operations	$1.70	$0.68	$0.84	$1.38	$1.25
Discontinued operations	0.34	(0.03)	(4.83)	(0.47)	0.02

Net income (loss)	$2.04	$0.65	$(3.99)	$0.91	$1.27
Add back amortization of goodwill	—	—	—	0.50	0.17

Adjusted earnings (loss) per share	$2.04	$0.65	$(3.99)	$1.41	$1.44

Cash dividends declared per share	$0.75	$0.75	$0.75	$0.75	$0.75

	(Stated in millions except per share amounts)

	Year Ended December 31,
	2004	2003[1]	2002[1]	2001[1]	2000[1]
SUMMARY OF FINANCIAL DATA
Fixed asset additions	$1,216	$872	$1,169	$1,811	$1,242

Depreciation expense	$1,007	$1,016	$1,076	$1,027	$939

Avg. number of shares outstanding:
Basic	589	584	579	574	570

Assuming dilution	613	586	582	580	580

ON DECEMBER 31
Net Debt [4]	$(1,459)	$(4,176)	$(5,021)	$(5,037)	$422

Working capital	$2,328	$1,554	$735	$1,487	$3,502

Total assets	$16,038	$20,041	$19,435	$22,326	$17,173

Long-term debt	$3,944	$6,097	$6,029	$6,216	$3,573

Stockholders’ equity	$6,117	$5,881	$5,606	$8,378	$8,295

Number of employees continuing operations	52,500	51,000	51,000	53,000	53,000

1.	Reclassified for operations discontinued in 2004.

2.	Includes amortization of goodwill in 2001 and 2000.

3.	For details of Charges and the related income taxes, see pages 22 to 25 of this Report.

4.	As defined on page 31 of this Report.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of results should be read in conjunction with the Consolidated Financial Statements.

2004 Summary

Schlumberger consists of two business segments: Oilfield Services and WesternGeco.

The year marked the transformation of Schlumberger into a pure oilfield services company with a clear record for growth and technology leadership. Income from continuing operations before income taxes and minority interest was $1.3 billion in 2004 compared to $457 million in 2003. The 2004 and 2003 results include pretax charges of $243 million and $638 million, respectively, which are described in detail on pages 22 to 25. The growth in earnings from continuing operations far exceeded the 15% growth in revenue.

Oilfield Services reached new revenue and pretax operating income records of $10.24 billion and $1.80 billion, respectively. Strong growth was experienced in all Areas, but most notably in North America, Middle East and Asia. Pretax return on sales for the full year was 17.6%, considerably higher than the 15% objective set in March of 2003.

WesternGeco returned to profitability with pretax operating income of $124 million versus a loss of $20 million in 2003. Our approach has been threefold: to bring capacity and cost down to appropriate levels, to take a cautious approach to new investment in the data library, and to continue aggressive introduction of Q* technology. The keys to success are industry discipline in managing capacity but above all clear demonstration of the differentiation in Q-technology. Q-revenue more than doubled from $79 million in 2003 to $162 million in 2004.

Our divestiture program of non-Oilfield businesses is now complete. During 2004, we finalized the sale of SchlumbergerSema, completed the initial public offering of Axalto, and divested of substantially all remaining non-oilfield businesses. As a result net debt fell below $1.5 billion at December 31, 2004 and is at a level consistent with the longer-term capital structure of Schlumberger.

In May 2004, Schlumberger completed the acquisition of a 26% equity stake in PetroAlliance, Russia’s largest independent oilfield service company. A further 25% stake is expected to be acquired in the first half of 2005. We also finalized the acquisition of SGK, a joint venture with which we have been associated with for the past four years in Russia. The market potential in Russia is substantial, and this type of investment will benefit Schlumberger and the Russian oil industry by facilitating growth through access to technology.

In June 2004, we outlined our growth strategy with a particular focus on the production-oriented environment. New and increased investment in additional production capacity, largely in the international and deepwater markets where Schlumberger is strongest, coupled with the requirement to prolong production from existing reservoirs, will be reflected in higher levels of oilfield service activity for many years to come. Seventy percent of today’s oil production comes from fields that have been in production for more than thirty years. As these fields continue to age, their performance declines and remedial actions are required to maintain their output. The significance of this can be seen from the fact that as much as three-quarters of today’s investment in the upstream industry is directed at such activity–with the remaining quarter being spent on developing new sources of oil for the future. There are three key avenues that Schlumberger intends to exploit in addition to maintaining our leading position in exploration and development technology for harsh and complex environments.

First, Schlumberger already has broad geographical spread. However, our strong positions in the strategically important areas for new production in the Middle East, the Caspian and in deepwater regions provide a unique growth opportunity. Schlumberger sees the largest opportunity to be in Russia as well as to some extent in China.

The second avenue for growth is through technology, both developed internally and acquired externally. A wide range of internally developed products and services has created a portfolio targeted at growth in the production-oriented market. Schlumberger’s research and engineering expenditures have been relatively constant while the rate of introduction of new products and services is accelerating. We consider complementary technology acquisition with subsequent enhancement and integration into our portfolio to be an on-going feature of our future growth.

The third avenue of growth for Schlumberger will be our ability to perform reservoir-oriented project management. Conceived largely as a well construction business, and confirmed by successful execution of projects such as Burgos in Mexico, Integrated Project Management (IPM) is now developing more and more expertise in the execution of projects designed to boost production in mature areas.

Early in 2004, we set a number of new financial goals for the Company. These included the anticipation that the compound annual growth rate in revenue would be in double digits throughout the remainder of the decade - although such growth may not be linear as the industry will remain to some extent cyclical; an after-tax return-on-sales target, before minority interests, of 15% -including WesternGeco; and a target return on capital employed consistently in the upper teens.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

	(Stated in millions)

	2004	2003	% Change
OILFIELD SERVICES
Operating Revenue	$10,239	$8,823	16%
Pretax Segment Income [1]	$1,801	$1,537	17%

WESTERNGECO
Operating Revenue	$1,238	$1,183	5%
Pretax Segment Income [1]	$124	$(20)	—%

[1]	Pretax segment income represents income before taxes and minority interest, excluding interest income, interest expense, amortization of intangibles and pretax charges of $243 million in 2004 and $638 million in 2003 (see pages 22 to 25 for description of charges).

Oilfield Services

As the year progressed, oil prices continued to climb, rising from $32.50 per barrel on January 1st to $38 per barrel at the end of June to a record of over $55 per barrel in late October. Despite oil trading on average some $15 per barrel higher in 2004 than in 2003, robust world demand growth of over 2 million barrels per day continued throughout the second half of 2004. Consumption, especially in the US and China, pushed demand to an average 82.5 million barrels per day in 2004, a year-on-year growth of 3.3% and the sharpest growth rate since 1976. Supply growth in 2004 was restrained by a number of factors that, when added together resulted in an extremely tight supply-demand balance that pushed prices higher than prior year forecasts. The factors that created this tight environment are expected to remain in 2005, including strong oil demand, geopolitical tension, a stretched refining system, relatively low crude and product inventories, limited spare production capacity and a weak US dollar. Accordingly, most forecasts call for some early 2005 softening in prices after a relatively mild winter followed by average oil prices at or slightly above 2004 levels. The main risks to this scenario remain a dramatic slowing of world economic growth and supply side disruption.

Upstream exploration and production (E&P) spending trended higher in 2004, up an estimated 13% over 2003. International spending, accounting for over 70% of the total, saw the largest gain of 14%, while North America was up 11%. Exploration spending remained flat in 2004 while development and production saw the majority of the increase as operators focused on maintaining production in aging fields. Worldwide rig counts were up 13% over 2003.

The outlook for 2005 remains robust with the industry now clearly focused on the need to build additional supply capacity for both oil and gas. This is evidenced by increased new field development plans, as well as unprecedented efforts to increase production and recovery from existing reservoirs. Exploration, especially in challenging environments such as deep water, should see a substantial increase in 2005. Strong market fundamentals, our extensive technology portfolio and unique global workforce make us ideally placed to grow in this environment.

2004 Results

Revenue of $10.24 billion increased 16% in 2004 versus 2003. North America increased 18%, Middle East & Asia increased 19%, and Latin America increased 21%. Europe/CIS/West Africa was up by 4%. Pretax operating income of $1.80 billion in 2004 was 17% higher than in 2003.

Activity increased in almost all regions with the largest growth recorded in the GeoMarkets in India; Mexico; Russia; East Africa and the Eastern Mediterranean; and the Caspian. Russia continued to make impressive progress with growth exceeding our expectations despite the absence of any activity for Yuganskneftegas at the end of the year.

Demand for all technology services increased, but particularly for Drilling & Measurements technologies including the PowerDrive* and newly introduced PowerV* rotary steerable systems as well as Wireline Analysis Behind Casing and PressureXpress services. Increased demand for Well Services production technologies also contributed significantly to the growth. These technologies included the successful launch of the PowerCLEAN* system, an integrated solution for optimizing production through wellbore fill removal using coiled tubing. The Well Completions & Productivity technology service also showed strong growth for production-based technologies while IPM activity continued its expansion. The rate of new technology introductions is expected to accelerate over the coming two-year period.

Offshore and deepwater activity in India utilizing Wireline, Drilling & Measurements and Well Completions & Productivity technologies continued to drive significant year-on-year growth. Growth in India was supported by the award of a completion sales tender for subsurface safety valves and a three-year contract for wireline logging on onshore fields for ONGC valued at more than $125 million.

During the year Schlumberger opened a Technology Hub on the campus of the Gubkin Russian State University of Oil and Gas, Russia’s leading oil and gas educational facility. The Hub complements other Schlumberger research and engineering activities in Russia.

Shell International Exploration and Production BV and Schlumberger Information Solutions established an alliance for research and development of next generation Smart Fields™ hydrocarbon development solutions.

North America

Revenue of $3.11 billion increased 18% over 2003 led principally by Canada and US Land, which benefited from the strong performance of most technology services, coupled with pricing improvements particularly for Well Services.

Growth in Canada was due to increased activity and substantially higher pricing.

US Land delivered robust revenue growth primarily due to continued favorable oil and gas industry dynamics, the expansion of the unconventional gas market, an improved pricing environment as a result of tighter resource availability, and strong overall market demand combined with increasing demand for ABC* Analysis Behind Casing technologies, and Drilling & Measurements PowerDrive rotary steerable systems. These technology advances are demonstrating value and are helping drive activity while enabling price increases and efficiency gains.

Pretax operating income of $519 million was 42% higher than in 2003 due mainly to increased operating leverage in US Land, with double-digit price improvements in Wireline and Well Services over 2003 averages. In Canada, increased activity coupled with sustained pricing improvements, and the favorable exchange rate effect led to a notable improvement in operating income.

At the end of the year, the technology component of turnkey service revenue in the Gulf of Mexico was evaluated against our objectives but proved insufficient to outweigh the risk associated with the turnkey drilling business model. As a result, the decision was made to exit the activity.

Latin America

Revenue of $1.75 billion grew 21% over 2003 as all the GeoMarkets, except Venezuela, posted revenue increases. Record revenue in Mexico was mainly due to PEMEX drilling activity coupled with higher levels of IPM activity.

Increasing demand for Integrated Project Management in Argentina, an increase in Wireline activity associated with the Peruvian jungle operations, and growing demand for rotary steerable systems in Brazil also contributed to the revenue growth.

In Venezuela, revenue decreased slightly on lower activity with PDVSA due to ongoing contract negotiation on certain integrated projects.

Pretax operating income of $221 million was flat over 2003. The substantial revenue growth did not materialize into higher operating income mainly because of a larger contribution of Schlumberger-managed third-party services on IPM projects in Mexico as well as an unfavorable revenue mix in Mexico. Additionally, throughout the year, certain barges in West Venezuela were partially idled while contractual negotiations continued with PDVSA.

A key contract award during the fourth quarter of 2004 included a new 350-well IPM contract in the Burgos Basin for PEMEX in Mexico. The multi-year contract value is estimated at $550 million and will include drilling and completion work for development and appraisal gas wells.

Europe/CIS/West Africa

Revenue of $2.79 billion increased 7% over 2003 mainly due to Russia, the Caspian and West Africa with gains recorded in all technology services led by Drilling & Measurements and Well Services.

CIS reached a new revenue record at $825 million, a 33% increase over 2003. Activity was particularly sustained in Russia mainly due to the continued expansion of the customer base and the deployment of new production-related technologies. The revenue growth was tempered by the halt of activities for Yuganskneftegas in Russia in the fourth quarter. However, successful redeployment of the equipment previously working for Yuganskneftegas was completed by the end of the year.

West Africa continued to deliver robust performance achieving record activity levels mainly due to the development of deepwater projects combined with price increases through the introduction of new services and increasing demand for Well Services and Well Completions & Productivity technology services.

Pretax operating income of $447 million declined 3% over 2003 mainly due to persistent union strikes in Norway, redeployment costs and associated decreased operating efficiency in Russia, weak results in North Africa, and the appreciation of local currencies against the US dollar. These were partially offset by the continued strengthening of activity in Continental Europe and the Caspian.

In Russia, Sibneft awarded Schlumberger a contract for more than $100 million to provide well construction and stimulation services in Western Siberia.

Middle East & Asia

Revenue in 2004 reached a record of $2.48 billion, increasing 19% over 2003. The GeoMarkets in the Middle East, Malaysia and India primarily drove the growth. Activity in Saudi Arabia was focused on increasing production capacity, which resulted in higher levels of drilling activity throughout the year. This trend is expected to continue in 2005. India reached record revenue with the ramp-up in deepwater activity for ONGC and deepwater exploration activity for Reliance Industries Ltd. Activity in Qatar continued to increase due to ongoing gas development projects in the North Field. Also contributing to the record revenue level was the start of a new fracturing campaign in Oman. Demand for Well Completions & Productivity technologies was particularly strong, mainly in the Gulf from projects with RasGas, in Saudi Arabia from the commissioning of the Abu Safah project, and in Malaysia from higher testing activities and artificial lift sales.

Pretax operating income of $649 million increased 27% over 2003 primarily driven by India, due to a substantial increase in deepwater activity combined with strong technology deployment, the ramp up of favorable projects in the Gulf, improved pricing on contract renewals, and new technology introductions.

Key technology solutions that were deployed included the CHDT* Cased Hole Dynamic Tester tool, part of the suite of ABC Analysis Behind Casing technology services, was used to identify a high-pressured zone in a depleted reservoir in China; to acquire pressures and fluid samples in Saudi Arabia and Abu Dhabi; and to acquire samples and pressure readings in Malaysia.

In the Gulf, demonstrated service quality and the introduction of new technology services led to the award of major contracts in Qatar and Oman. These included a $320 million, multi-year wireline and tubing conveyed perforating contract by Petroleum Development Oman (PDO) for their North and South operations.

2003 Results

Revenue of $8.8 billion increased 8% in 2003 versus 2002 led by North America with an increase of 14%; followed by Latin America and Middle East & Asia, which both increased 9%; and Europe/CIS/West Africa, which was up 4%. Pretax operating income of $1.54 billion in 2003 was 20% higher than in 2002, primarily due to strong customer demand resulting from increased E&P expenditures and customer acceptance of new technologies. Overhead cost savings of $67 million generated from restructuring and downsizing efforts, principally in Europe/CIS/West Africa and North & South America, also contributed to the increased profitability during the year.

Oilfield Services began the year with relatively flat revenue in the first quarter, then achieved modest, but continuous growth over the following three quarters due to new contracts, the introduction of new technologies, and increased demand for Integrated Project Management. The results were positively impacted by an upturn in natural gas drilling in North America, and increased activity in Mexico, Russia and the Middle East, partially offset by a nationwide strike in Venezuela and unrest in Nigeria.

All technology product lines helped drive revenue growth. Well Services and Drilling & Measurements’ record levels of revenue contributed to more than half of the increase in Oilfield Services revenue. Data & Consulting services drew the award of several contracts for reservoir modeling, field development planning, and production optimization. Integrated Project Management experienced high activity levels principally fueled by Latin America.

North America

North America revenue of $2.6 billion increased 14% versus 2002. The growth in revenue was mainly due to increased activity in US Land, as well as Canada. Both markets were driven by strong commodity prices, which, in turn, were caused by the record low gas storage levels at the end of the 2003 drawdown season. This growth was not mirrored in the Gulf of Mexico where activity was essentially flat year-on-year.

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

Europe/CIS/West Africa

Revenue of $2.6 billion increased 4% over 2002, primarily in Russia due to growth in E&P spending and continued expansion of the addressable market, which drove increased fracturing activity, high sales of artificial lift pumps, and the adoption of more advanced drilling technologies. CIS reached a record revenue level of $629 million, 22% higher than 2002. An increase in the number of E&P companies entering the development phase of deepwater projects in West Africa during the second half of 2003 also contributed to overall activity improvement in the Area, principally in Well Completions & Productivity and Well Services technologies. These results were partially offset by lower exploration activity by the major oil companies in the North Sea and by production shutdowns in the Western Niger delta in Nigeria due to socio-political unrest.

Pretax operating income of $460 million increased 20% over 2002 primarily due to cost savings generated at the beginning of the year, as well as increased activities in West Africa due to deepwater activities moving into a more lucrative development phase.

Middle East & Asia

Revenue of $2.1 billion increased 9% over 2002 with more than half the growth coming from Saudi Arabia/Kuwait, Egypt and Indonesia. Despite geopolitical uncertainty in the period leading up to the war in Iraq and relative softness in Asia principally caused by the SARS outbreak, revenue showed marked improvement primarily due to higher demand for Drilling & Measurements, Wireline and Well Completion & Productivity technologies in Egypt, Saudi Arabia/Kuwait and Indonesia partially offset by reduced activity in Malaysia /Brunei/Philippines due to the suspension of planned deepwater development work resulting from the deepwater acreage dispute between Malaysia and Brunei.

Pretax operating income of $509 million increased 12%, primarily due to the operating leverage on increased revenue across most GeoMarkets, principally caused by increased activity in Indonesia and stimulation activity and artificial lift sales in East Africa.

2002 Results

Revenue for 2002 was $8.2 billion versus $8.4 billion in 2001 reflecting reduced activity in North America and Latin America, which was partially mitigated by higher activity in Europe/CIS/W. Africa and the Middle East & Asia. Pretax operating income of $1.3 billion decreased 19% primarily from reduced margins in Wireline and Well Services as activity declined in North America.

A sharp fall in revenue at the beginning of 2002 reflected declining activity levels in North America, which remained depressed for the remainder of the year, together with political and economic uncertainty in Latin America. In the second and third quarters, robust activity in Europe/CIS/W. Africa, and signs of a possible recovery in Asia, mitigated the effects of low North American drilling levels resulting in increased revenue. However, this trend was short-lived as slower activity outside North America, due mainly to seasonal influences, coupled with budget cuts, resulted in lower fourth quarter revenue.

From a technology standpoint, the strongest performer was Well Completions & Productivity where acquisitions, testing, advanced completions systems and artificial lift technology showed market share gains.

During 2002, Schlumberger acquired A. Comeau & Associates Limited, a leading provider of electrical engineering products and services for artificially lifted wells. This addition, combined with the successful integration of Sensa and Phoenix technologies into the Schlumberger Artificial Lift services portfolio, contributed to higher sales in 2002, particularly in the Eastern Hemisphere. The Drilling & Measurements technology service also recorded solid revenue growth fuelled largely by the continued penetration of the PowerDrive475* rotary steerable system into new GeoMarkets.

Schlumberger made two further acquisitions during 2002 to bolster its real-time reservoir management suite of services. In January, Schlumberger acquired Norwegian-based Inside Reality AS, providing new 3D virtual reality systems that create a unique and powerful environment for interactive well planning and real-time geosteering analysis. Schlumberger also acquired the software and services business of Technoguide AS, a leader in the reservoir modeling domain.

North America

Revenue of $2.3 billion decreased 19% versus 2001. A steep revenue decline at the outset of the year reflected a continued lackluster drilling environment and unseasonably mild weather conditions. Throughout the remainder of the year activity levels remained depressed resulting in essentially flat revenue for 2002. Other factors contributing to reduced revenue included lower non-rig related activity resulting in lower Wireline, Well Services, and Well Completions & Productivity revenue, the effects of the tropical storms in the third quarter of 2002 and a slow pick-up in Canadian activity post spring break-up in 2002.

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

Europe/CIS/West Africa

Revenue of $2.5 billion increased 17% versus 2001. Strong revenue growth was recorded in the first three quarters of 2002 reflecting increased activity levels and market share gains particularly in the Caspian and Russia GeoMarkets in respect to artificial lift and drilling technologies. The Well Completions & Productivity and Drilling & Measurements technologies recorded the strongest growth. This growth was partially mitigated by a steep revenue drop in the fourth quarter of 2002 due to exceptionally severe winter weather conditions in the North Sea and Russia that affected all services. In addition, operator budget cuts in the Nigeria GeoMarket and refocused investment decisions in the UK contributed to lower fourth quarter revenue.

Pretax operating income was $383 million compared to $385 million in 2001, with the very slight decrease due to softening in pricing towards the end of the year and restructuring in the region to reduce support infrastructure to match slowing activity levels.

Middle East & Asia

Revenue of $1.9 billion increased 8% versus 2001. After a decline at the beginning of 2002 resulting from exceptional artificial lift sales at the end of 2001, the Asian market showed signs of recovery highlighted by strong revenue growth in the second quarter. Over the year, the India and Malaysia/Brunei/Philippines GeoMarkets recorded the strongest growth due to increased activity in these countries. In addition, the Wireline and Well Services technologies posted the highest growth. This was partly offset by a slowdown in activity in the second half of 2002 due to a number of major projects nearing completion and lower equipment sales.

Pretax operating income of $453 million was up 9% versus 2001.

WesternGeco

2004 Results

The revenue increase of 5% to $1.24 billion in 2004 from $1.18 billion in 2003 was mainly attributable to the successful expansion of Q-Technology together with strong Multiclient sales. Q-revenue grew from $79 million in 2003 to $162 million in 2004, with a similar growth rate expected in 2005.

Multiclient sales increased 24%, to $436 million, mainly in the Gulf of Mexico driven by the renewed interest in the library resulting from a higher oil price environment and an increasing number of blocks in the Gulf of Mexico coming up for renewal. Approximately 47% of the multiclient surveys sold in 2004 had no net book value due to prior amortization of capitalized costs and only 5% of the surveys sold were impaired in 2003 and 2002.

Land activity decreased 8% reflecting the completion of some projects in Malaysia and the Middle East, and the shutdown of several crews active in the previous year in Alaska, Mexico and West Africa.

Marine activity declined 3% mainly as a result of the decision to reduce the number of vessels in the WesternGeco fleet coupled with adverse weather in Latin America, lower activity in the Caspian and a high number of vessel transits at the end of the year. Marine activity in the first half of 2005 is expected to recover with higher vessel utilization and improved pricing.

Data Processing increased 6% reflecting higher acquisition volumes, higher levels of Q-processing, and robust third-party work coupled with improved operational efficiencies.

Pretax operating income reached $124 million in 2004 compared to a loss of $20 million in 2003 due to lower amortization cost following the impairments of the Multiclient library in 2003 and 2002 coupled with savings related to restructuring measures taken in 2003, accelerating demand for reservoir-focused Q-Marine activity together with strong Multiclient sales. Data Processing also contributed to this improvement due to better operating efficiency.

The WesternGeco backlog at the end of the year reached $670 million, increasing 64% over 2003, of which 86% are committed over the next year.

Driven by Q-Marine vessel utilization, WesternGeco decided to convert the Western Regent vessel to Q-technology. The vessel is scheduled for deployment in the first half of 2005.

2003 Results

Revenue in 2003 was $1.2 billion versus $1.5 billion in 2002, a 20% decrease which was primarily due to lower land crew activity following the exiting of the North American Land market combined with the completion of some contracts in the Middle East. The decrease in revenue was also due to declines in Multiclient sales principally in North & South America, partially offset by increased Marine activity in Europe, Caspian and the Middle East. Q-Marine continued to gain customer acceptance. The end of 2003 saw a return to traditional seasonal Multiclient revenue levels partially helped by the signing of a long-term business agreement with a major energy company that included the licensing of part of the WesternGeco data library, as well as joint R&D and training on new technology for seismic data processing.

Q-Marine continued to command significant pricing premiums as a result of the added value obtained from the delivered product, but pricing across other business segments was flat to down for conventional marine, land and data processing activity due to continued overcapacity in the industry. Q-Marine penetration continued strong, reflected by the doubling of Q-revenue year-on-year.

Pretax operating loss was $20 million versus a profit of $71 million in 2002 (excluding Multiclient impairment and other charges in both years described on page 24) mainly due to significantly higher Multiclient amortization charges as a result of lower estimated future revenues. The lower Multiclient sales were primarily due to an overall lessening in interest in the Gulf of Mexico from the major oil companies coupled with an average price reduction of approximately 30% during the year.

The WesternGeco backlog at the end of the year reached $408 million.

2002 Results

WesternGeco revenue of $1.5 billion decreased 13% compared to 2001, primarily due to decreased activity in North America and Europe/CIS/W. Africa, which were partially offset by increases in Latin America and the Middle East & Asia.

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

Pretax operating income of $71 million fell 68% in 2002, primarily due to significantly lower Multiclient sales and decreased activities in North America coupled with Land seismic contract losses in Mexico and Marine seismic contract losses in India, both of which were related to production delays.

Research & Engineering

Expenditures by business segment were as follows:

	(Stated in millions)

	2004	2003	2002
Oilfield Services	$416	$375	$379

WesternGeco	48	52	68

Other	3	4	5

	$467	$431	$452

Interest Expense

Interest expense in 2004 of $272 million included a pretax charge of $73 million and a pretax credit of $10 million related to US interest rate swaps (see Charges Continuing Operations). Excluding these items, interest expense decreased $126 million in 2004 due to a $2 billion decrease in average debt balances and a decrease in the weighted average borrowing rates from 4.6% to 3.9%. The decrease in 2003 of $34 million, to $334 million, was due to a decrease in average debt balances of $185 million and a decrease in the weighted average borrowing rates from 4.9% to 4.6%. The decrease in 2002 of $17 million, to $368 million, was due to a decrease in the weighted average borrowing rates from 5.8% to 4.9%, which more than offset a $1 billion increase in average debt balances.

Interest Income

Interest income of $56 million in 2004 was $4 million higher than 2003. The average return on investment in 2004 was 2%, a reduction of 0.4% compared to 2003, due to lower interest rates. The average investment balance in 2004 was $2.7 billion, an increase of $567 million over 2003 due to cash flow from operations and business divestiture proceeds. The 2003 interest income of $52 million was $16 million lower than 2002. The average return on investment in 2003 decreased by 1.4% to 2.4% compared to 2002 due to lower interest rates. The average investment balance in 2003 was $2.2 billion an increase of $352 million over 2002 due mainly to cash flow generated by operations and the sale of Hanover note.

Other

Gross margin was 21%, 16% and 18% for 2004, 2003 and 2002, respectively. The charges and credits described in detail on pages 22 to 25 adversely impacted the gross margin by 1%, 5% and 3% in 2004, 2003 and 2002, respectively. As a percentage of revenue, marketing, research and engineering and general and administrative expenses are as follows:

	2004	2003	2002

Marketing	0.4%	0.5%	0.7%

Research and engineering	4.1%	4.3%	4.7%

General and administrative	3.0%	3.2%	3.3%

The reported effective tax rate including charges was 20.9% in 2004, 46.0% in 2003 and 38.4% in 2002. The charges and credits described in detail on pages 22 to 25 increased the effective tax rate by 0.4% in 2004, 21.2% in 2003 and 13.7% in 2002. The decrease in the reported effective tax rate between 2004 and 2003 was primarily due to lower non-tax effective charges, including charges related to the extinguishment of European debt in 2003, and the country mix of earnings in WesternGeco. The rate for 2003 was higher than 2002 mainly due to the non-tax effective charges related to the extinguishment of European debt in 2003.

Hanover Compressor Company

In August 2001, Schlumberger sold its Oilfield Services worldwide gas compression activity to Hanover Compressor Company. The proceeds included 8.7 million shares of Hanover Compressor common stock, with a value at closing of $173 million, which was restricted from sale until August 30, 2004, and a $150 million long-term subordinated note maturing December 15, 2005. Schlumberger’s investment in Hanover Compressor is classified as an available-for-sale security and is included in Other Assets in the Consolidated Balance Sheet.

In the fourth quarter of 2003, Schlumberger sold the subordinated note for $177 million and realized a pretax gain of $32 million.

At December 31, 2003 the carrying value of Schlumberger’s investment in Hanover Compressor common stock exceeded the market value. As the decline in the market value of the Stock was deemed to be “other than temporary”, Schlumberger wrote down the cost basis of its investment to the fair market value of $91.4 million at December 31, 2003 and recorded a pretax and after-tax charge of $81.2 million in accordance with generally accepted accounting principles (SFAS 115).

At December 31, 2004 the market value of Schlumberger’s investment in Hanover Compressor was $123 million.

Charges – Continuing Operations

Schlumberger recorded the following charges/credits in continuing operations:

Debt Extinguishment Costs

In June 2004, Schlumberger Technology Corporation bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012. As a result, Schlumberger recorded a pretax charge of $37 million ($23 million after-tax), which included market premium and transaction costs.

In March 2004, Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.50% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €7 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. As a result, Schlumberger recorded a pretax and after-tax charge of $77 million, which included market and tender premiums, and transaction costs.

Between June 12 and July 22, 2003, subsidiaries of Schlumberger launched and concluded tender offers to acquire three series of outstanding European bonds; $1.3 billion of principal was repurchased for a total cost of $1.5 billion, which included the premium, and issuing and tender costs. The total pretax and after- tax charge on the tenders was $168 million, of which $81.5 million was recorded in the second quarter of 2003, when the first tender closed, with the balance of $86.3 million recorded in the third quarter of 2003.

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges

2004

Third quarter of 2004:

•	In connection with its ongoing restructuring program to reduce overhead, Schlumberger recorded, a pretax and after-tax charge of $3 million related to employee severance. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax charge of $11 million ($10 million after-tax ) related to an Intellectual Property settlement which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income. As a result of this transaction, Schlumberger does not have any remaining ownership interest in Atos Origin SA.

•	In connection with its continuing restructuring program to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $4 million related to employee severance. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its US Interest Rate Swaps resulting in a pretax gain of $10 million ($6 million after-tax), which is classified in Interest Expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million related to a vacated leased facility in the UK, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million related to the release of a litigation reserve which was no longer required and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger had commenced a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of the above 2004 charges:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Debt extinguishment costs	$115	$14	$—	$101
- Restructuring program charges	27	6	—	21
- Intellectual Property settlement charge	11	1	—	10
- Loss on sale of Atos Origin shares	21	—	—	21
- US interest-rate swap settlement gain	(10)	(4)	—	(6)
- Vacated leased facility reserve	11	—	—	11
- Litigation reserve release	(5)	—	—	(5)
- Loss recognized on interest-rate swaps	73	27	—	46

	$243	$44	$—	$199

2003

In December 2003, Schlumberger recorded a pretax gain of $32 million ($20 million after-tax) resulting from the sale of the Hanover Compressor note. The pretax gain is classified in Interest and other income in the Consolidated Statement of Income.

In December 2003, Schlumberger recorded a pretax and after-tax charge of $81 million relating to the write-down to fair market value of Schlumberger’s investment in Hanover Compressor common stock. This charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

In September 2003, Schlumberger recorded a pretax multiclient library impairment charge of $398 million ($204 million, after a tax credit of $74 million and a minority interest of $120 million), following an evaluation of current and expected future conditions in the seismic sector, a pretax seismic vessel impairment charge of $54 million ($38 million, after a minority interest credit of $16 million) and a $31 million pretax and after-tax gain on the sale of a drilling rig. The pretax amounts are classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of the above 2003 charges:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Debt extinguishment costs	$168	$—	$—	$168
- Gain on sale of Hanover Compressor note	(32)	(12)	—	(20)
- Write-down of Hanover Compressor stock	81	—	—	81
- Multiclient seismic library impairment	398	74	(120)	204
- Seismic vessel impairment	54	—	(16)	38
- Gain on sale of rig	(31)	—	—	(31)

	$638	$62	$(136)	$440

2002

In the fourth quarter of 2002, Schlumberger recorded net pretax charges of $256 million ($182 after-tax and minority interest). Schlumberger recorded severance and other costs in an effort to reduce costs at WesternGeco. These costs related to expenses that offered no future benefit to the ongoing operations of this business. The severance costs related to a reduction in workforce of approximately 1,700 employees. Schlumberger also recorded an impairment charge, to reflect a change in the business projections of the WesternGeco business, related to capitalized multiclient seismic library costs, a valuation allowance against a deferred tax asset in Europe, a gain on the sale of drilling rigs and other costs. These pretax charges are classified in Cost of goods sold and services in the Consolidated Statement of Income.

In March 2002, Schlumberger recorded a charge of $26 million (pretax $27 million and minority interest credit of $1 million) related to the financial/economic crisis in Argentina where in January 2002, the government eliminated all US dollar contracts and converted US dollar denominated accounts receivable into pesos. As a result, Schlumberger’s currency exposure increased significantly. With currency devaluation, an exchange loss (net of hedging) on net assets, primarily customer receivables, was incurred. This pretax charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of the above 2002 charges:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Multiclient seismic library impairment	$184	$—	$(55)	$129
-WesternGeco severance and other	117	7	(38)	72
-Valuation allowance	—	(42)	—	42
- Gain on sale of drilling rigs	(87)	—	—	(87)
- Other	42	16		26
- Argentina exchange loss	27		(1)	26

	$283	$(19)	$(94)	$208

Business Divestitures – Discontinued Operations

During 2004, Schlumberger divested the following businesses which are accounted for as Discontinued Operations:

•	In January, the sale of the SchlumbergerSema business was completed. Schlumberger received €393 million after adjustments ($495 million) in cash and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.27 billion), which represented approximately 29% of the outstanding common shares of Atos Origin after the transaction was completed. The results of SchlumbergerSema include, in the first quarter of 2004, a gain of $26 million on the sale and in the second quarter of 2004, a credit of $15 million related to adjustments to several accruals. The net assets were approximately $2.2 billion, including $1.3 billion of goodwill.

On February 2, 2004, Schlumberger sold 9.6 million of the Atos Origin shares for a net consideration of €500 million ($625 million). As a result of this sale, Schlumberger’s investment was reduced to approximately 15% of the outstanding common shares of Atos Origin. The equity in earnings representing Schlumberger’s interest in Atos Origin for the four days ending February 2, 2004 was not material. This investment was accounted for using the cost method as of February 2, 2004. On April 30, 2004 Schlumberger sold its remaining holding of 9.7 million Atos Origin shares for consideration of €465 million ($551 million), net of expenses. The losses on the sales of the Atos Origin shares of $21 million are classified in Interest and other income in the Consolidated Statement of Income.

•	In February, Schlumberger sold its Telecom Billing Software business for $37 million in cash, excluding potential future cash proceeds of up to $10 million, of which $7 million was received in the third quarter. A $17 million gain on the sale was recognized in the first quarter of 2004 and a gain of $7 million related to the additional cash proceeds received was recognized in the third quarter. The net assets were approximately $17 million.

•	In March, Schlumberger sold its Infodata business for $104 million in cash. A $48 million gain on the sale was recognized in the first quarter of 2004. The net assets were approximately $47 million, including goodwill of $42 million

•	In April, Schlumberger completed the sale of its Business Continuity (BCO) business for $237 million in cash. A $48 million gain on the sale was recognized in the second quarter of 2004. The net assets were approximately $160 million, including goodwill of $83 million.

•	In May, Schlumberger’s wholly owned subsidiary Schlumberger BV sold, via a public offering, 34.8 million ordinary shares that it had held in its smart card business Axalto Holding NV, which represented 87% of the total ordinary shares outstanding. The sale price was €14.80 per share, resulting in net proceeds, after expenses, of $606 million, including a subsequent placement of 166,250 shares. A $7 million loss on the sale was recognized in the second quarter of 2004.

In the third quarter, a gain of $18 million was recognized consisting of (1) a $9 million gain on the sale of Schlumberger’s residual investment of 5.1 million shares in Axalto (the sale price was €16.59 per share resulting in net proceeds, after expenses, of $99 million) and (2) a $9 million reversal of a liability related to the sale. The net assets were approximately $700 million, including goodwill of $415 million.

•	In July, Schlumberger completed the sale of its Electricity Metering North America business for $248 million in cash. The results of Electricity Metering North America included a net gain of $25 million, including a US tax valuation allowance release of $49 million related to a tax loss carry forward associated with the sale of SchlumbergerSema (which is also included in Discontinued Operations) in the second quarter of 2004. This transaction allowed for the recognition of a deferred tax asset that was previously offset by a valuation allowance. Excluding the reversal of the valuation allowance, the transaction would have resulted in a loss of $24 million. The net assets were approximately $146 million, including goodwill of $94 million.

•	In July, Schlumberger completed the sale of its Telecom Messaging business for $15 million, consisting of $6 million in cash and $9 million in future payments, of which an initial payment of $3 million was received in November 2004. A $4 million loss on the sale was recognized in the third quarter of 2004. The net assets were approximately $15 million.

•	During the first quarter of 2005, Schlumberger completed the sales of its Global Tel*Link, Public Phones and Essentis activities. The results of these businesses are reported as Discontinued Operations in the Consolidated Statement of Income and, in the fourth quarter of 2004 include accruals of approximately $15 million relating to the net losses on the sale of Public Phones and Essentis and a $17 million impairment charge relating to goodwill and intangible assets associated with the Essentis business.

During 2003, Schlumberger divested the following businesses which are accounted for as Discontinued Operations:

•	In July, Schlumberger completed the sale of its NPTest semiconductor testing business to a partnership led by Francisco Partners and Shah Management. The proceeds received were $220 million in cash resulting in a $12 million loss on the sale. Additionally, the partnership has a contingent obligation to make a further payment to Schlumberger under certain circumstances. The net assets were $202 million.

•	In August, Schlumberger completed the sale of its Verification Systems business by a proceed-free management buyout resulting in an $18 million loss on the sale. The net assets were $17 million.

•	In October, Schlumberger completed the sale of its e-City ‘pay & display’ parking solutions business to Apax Partners. The proceeds received were $84 million in cash resulting in a $56 million loss on the sale. The net assets were $120 million, including $65 million of goodwill.

During 2002, Schlumberger divested the following business which was accounted for as Discontinued Operations:

•	In December, Schlumberger completed the sale of its Reed Hycalog drillbits business. The proceeds received included $259 million in cash and 9.7 million shares of Grant Prideco common stock with a value of $103 million, resulting in a $66 million gain on the sale. The net assets were $185 million.

The following table summarizes the results of these discontinued operations:

	(Stated in millions)

	2004	2003	2002
Revenues	$467	$4,367	$4,311

Income (loss) before taxes	$63	$103	$(2,844)
Tax expense	16	32	31
Gains (losses) on disposal, net of tax	162	(86)	66

Income (loss) from discontinued operations	$209	$(15)	$(2,809)

SchlumbergerSema Goodwill and Other Charges – Discontinued operations

On December 10, 2002, Schlumberger announced that the Board of Directors had approved an updated strategy for its SchlumbergerSema business segment. The new strategic plan outlook, current business values and the reorganization of SchlumbergerSema constituted significant events that required an impairment analysis to be performed in accordance with SFAS No. 142. SchlumbergerSema was ‘valued’ on a stand-alone basis; each reporting unit within SchlumbergerSema was valued using a discounted cash flow analysis based on a long-term forecast prepared by SchlumbergerSema management with the assistance of a third party valuation expert. The implied multiples yielded by the discounted cash flow analysis were compared to observed trading multiples of comparable companies and recent transactions in the IT services industry to assess the fair value of the reporting units. The fair value was below the book value. As a result, a $2.638 billion pretax and after-tax goodwill impairment charge was recorded. This impairment reflected the difficulties of the telecommunications industry and the severely depressed market values of the IT companies serving SchlumbergerSema’s sector at the time of the charge. Certain intangible assets were also identified and written down as part of this process, resulting in a $147 million pretax charge ($132 million after-tax). Additional charges recorded included $97 million ($78 million after-tax) of severance, facility and other costs in an effort to reduce costs at SchlumbergerSema and a $52 million valuation allowance against a deferred tax asset in Europe.

The following is a summary of the above 2002 charges included in loss from discontinued operations:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Goodwill impairment	$2,638	$—	$—	$2,638
- Intangibles impairment	147	15	—	132
- SchlumbergerSema severance and other	97	19	—	78
- Valuation allowance	—	(52)	—	52

	$2,882	$(18)	$—	$2,900

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires Schlumberger to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by Schlumberger about matters that are inherently uncertain. A summary of all of Schlumberger’s significant accounting policies, including those discussed below, are included in Note 2 to the Consolidated Financial Statements.

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

Multiclient Seismic Data

The WesternGeco segment capitalizes the cost associated with obtaining multiclient seismic data. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4-year straight-lined amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the value are recorded when it is determined that estimated future revenues, which involves significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future revenues could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, future cash flows are analyzed based on two pools of surveys: US and non-US. The US and non-US pools were determined to be the most appropriate level at which to perform the impairment review based upon a number of factors including (i) various macroeconomic factors that influence the ability to successfully market surveys and (ii) the focus of the sales force and related costs.

Schlumberger recorded impairment charges relating to the multiclient library of $398 million in 2003 and $184 million in 2002. The carrying value of the library at December 31, 2004 and 2003 was $347 million and $506 million, respectively. Following the 2003 impairment charge, Schlumberger will generally not commence a multiclient project unless the project is significantly pre-funded by one or more customers. The reduction in the carrying value of the library from 2003 to 2004 is primarily attributable to a cautious approach to new investment combined with the significant pre-funding requirement.

Allowance for Doubtful Accounts

Schlumberger maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Schlumberger’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Reserves

Schlumberger writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill, Intangible Assets and Long-Lived Assets

Schlumberger records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for impairment by comparing the fair value of Schlumberger’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

For purposes of performing the impairment test for goodwill as required by SFAS 142 Schlumberger’s reporting units are the four geographic areas comprising the Oilfield Services segment and the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its previously mentioned reporting units was significantly in excess of their carrying value during 2004, 2003 and 2002.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, Schlumberger may engage a third-part to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, Schlumberger could be required to recognize impairment charges in the future. Schlumberger evaluates the remaining useful life of its intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period.

Investments

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment at December 31, 2004 and 2003 was $716 million and $657 million, respectively. The carrying value of this joint venture is evaluated for impairment annually as well as when an event or change in circumstance indicates that a decline in the fair value of this investment that is other than temporary has occurred. Fair value is generally estimated by comparing the significance of this joint venture to Smith International Inc., a publicly traded company, and then referencing the market capitalization of Smith International Inc. To date, Schlumberger has not recorded any impairment charges relating to this investment as this analysis has indicated that the fair value of this investment is significantly in excess of its carrying value.

Losses on Contracts

Losses on contracts are provided for when such losses become known and can be reasonably estimated. Historically, losses on contracts that have had a material impact on Schlumberger’s consolidated results of operations have been rare.

Income Taxes

Schlumberger’s tax filings are subject to regular audit by the tax authorities in most of the jurisdictions in which it conducts business. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the year in which such resolution occurs.

Schlumberger had net deferred tax assets of $583 million at December 31, 2004, which excluded $312 million relating to net operating losses in certain countries for which there is a valuation allowance. In assessing the need for valuation allowances, Schlumberger considers the probable likelihood of future taxable income and available tax planning strategies.

Contingencies

The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous material where it is probable that Schlumberger has incurred a liability and such amount can be reasonably estimated. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, the risk of personal injury, natural resource or property damage claims and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

The Consolidated Balance Sheet included accruals for estimated future expenditures associated with business divestitures which have been completed. It is possible that the ultimate expenditures may differ from the amounts recorded. In the opinion of management, such differences are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

In December 2004, WesternGeco and Schlumberger received grand jury subpoenas from the US Attorney’s office in the Southern District of Texas seeking documents relating to possible fraud in obtaining visas for non-US citizens working as crewmembers on vessels operating in the Gulf of Mexico. We are in the process of responding to the investigation, including providing information sought by the subpoenas. Schlumberger is currently unable to predict the outcome of this matter and the related impact it might have on Schlumberger’s financial position and results of operations.

Pension and Postretirement Benefits

Schlumberger’s pension benefit and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate, expected return on plan assets and medical cost trend rates. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis at the beginning of each fiscal year, or more frequently upon the occurrence of significant events.

The discount rate we use reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The discount rate utilized to determine the projected benefit obligation for Schlumberger’s US pension plan was reduced from 6.25% at December 31, 2003 to 6.00% at December 31, 2004. The discount rate utilized to determine the projected benefit obligation for Schlumberger’s UK pension was reduced from 5.60% at December 31, 2003 to 5.40% at December 31, 2004. These changes were made to reflect market interest rate conditions. A lower discount rate increases the present value of benefit obligations and increases pension expense. A change of 25 basis points in the discount rate assumption would have an estimated $12 million impact on annual pension expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation, are expected to be paid. Schlumberger’s expected rate of return has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets was 8.50% in both 2004 and 2003. A lower expected rate of return would increase pension expense. A change of 25 basis points in the expected rate of return would impact annual pension expense by approximately $4 million.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized in 2004 was 10% graded to 5% over the next five years and 5% thereafter. If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2004 would have increased by $15 million, and the accumulated postretirement obligation would have increased by $137 million on December 31, 2004. If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2004 would have decreased by $13 million, and the accumulated postretirement obligation would have decreased by $113 million on December 31, 2004.

Cash Flow

In 2004, cash provided by operations was $1.85 billion as net income plus depreciation & amortization and net charges, including the extinguishment of US and European debt, were only partially offset by increases in customer receivables and inventories, due to higher operating revenues.

Cash provided by investing activities was $1.68 billion as the proceeds from non-oilfield business divestitures ($1.66 billion) and the proceeds from the sale Schlumberger’s investment of 19.3 million shares in of Atos Origin ($1.16 billion) was partially offset by investments in fixed assets ($1.22 billion) and multiclient seismic data ($63 million).

Cash used in financing activities was $3.59 billion with the proceeds from employee stock plans ($278 million) offset by the payment of dividends to shareholders ($441 million), the costs related to the extinguishment of certain US and European debt ($111 million), the repurchase of 5.15 million shares of Schlumberger stock ($320 million) and an overall reduction in debt of $2.93 billion.

“Net Debt” is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger’s deleveraging efforts. Details of the change in Net Debt follows:

	(Stated in millions)

	2004	2003	2002
Net Debt, beginning of year	$(4,176)	$(5,021)	$(5,037)
Income from continuing operations	1,014	398	489
Excess of equity income over dividends received	(66)	(75)	(38)
Gain on sale of drilling rigs	—	—	(87)
Net charges	199	440	295
Depreciation & amortization[1]	1,308	1,341	1,309
(Increase) decrease in working capital	(492)	(186)	(118)
Proceeds from business divestitures	1,729	299	259
Proceeds from the sale of Axalto shares	99	—	—
Proceeds from the sale of Atos Origin shares	1,165	—	—
Stock repurchase program	(320)	—	—
Proceeds from sale of drilling rigs	—	58	119
Fixed asset additions[1]	(1,279)	(1,021)	(1,515)
Dividends paid	(441)	(437)	(433)
US pension plan contributions	(254)	(119)	—
Proceeds from employee stock plans	278	172	175
Debt extinguishment costs	(111)	(168)	—
Settlement of US interest rate swap	(70)	—	—
Sale of Grant Prideco stock	—	106	—
Sale of Hanover Compressor note	—	177	—
Acquisition of Sema plc	—	—	(132)
Other business acquisitions	(31)	—	(44)
Acquisition related payments	—	—	(70)
Investment in PetroAlliance	(12)	—	—
Translation effect on net debt	(75)	(461)	(507)
Discontinued operations	41	19	133
Other	35	302	181

Net Debt, end of year	$(1,459)	$(4,176)	$(5,021)

1.	Includes Multiclient seismic data costs.

	Dec. 31 2004	Dec. 31 2003	Dec. 31 2002
Components of Net Debt
Cash and short term investments	$2,997	$3,109	$1,736
Fixed income investments, held to maturity	204	223	408
Bank loans and current portion of long-term debt	(716)	(1,411)	(1,136)
Long-term debt	(3,944)	(6,097)	(6,029)

	$(1,459)	$(4,176)	$(5,021)

At December 31, 2004, the cash and short-term investments of $3.0 billion and the remaining credit facilities of $4.5 billion are sufficient to meet future business requirements.

Summary of Major Contractual Commitments

	(Stated in millions)

	Payment Period
Contractual Commitments	Total	2005	2006 - 2007	2008 - 2009	After 2009

Debt	$4,660	$716	$992	$1,512	$1,440
Operating Leases	$384	$102	$151	$71	$60

Schlumberger has outstanding letters of credit/guarantees which relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 2004 and 2003, were:

	Price Range		Dividends Declared
	High	Low
2004
QUARTERS
First	$66.750	$52.530	$0.1875
Second	64.700	54.750	0.1875
Third	67.850	58.640	0.1875
Fourth	69.890	61.010	0.1875

2003
QUARTERS
First	$43.330	$35.620	$0.1875
Second	50.150	36.080	0.1875
Third	52.100	44.500	0.1875
Fourth	56.240	45.460	0.1875

The number of holders of record of Schlumberger common stock at December 31, 2004, was approximately 22,500. There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held in the Schlumberger Treasury. Under current legislation, US stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to ownership of such shares.

On January 25, 2005, Schlumberger announced that the Board of Directors had approved a 12% increase in the quarterly dividend, to $0.21 per share. The increase is effective commencing with the dividend payable on April 8, 2005.

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

New Accounting Standard

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (Share-Based Payment.) The standard amends SFAS 123 (Accounting for Stock Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. Schlumberger anticipates applying the modified prospective method whereby companies would recognize compensation cost for the unamortized portion of vested awards outstanding at the effective date of SFAS 123R (July 1, 2005 for Schlumberger) and granted after January 1, 1995. Such cost will be recognized in Schlumberger’s financial statements over the remaining vesting period. As described in Note 19, in 2003 Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148 on a prospective basis for grants after January 1, 2003. Therefore, effective July 1, 2005, Schlumberger will have to apply the provisions of SFAS 123R to the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002. The adoption of this standard is currently expected to reduce Schlumberger’s 2005 diluted earnings per share by approximately $0.03.

Forward-looking Statements

This report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; expected depreciation and amortization expense; expected pension funding; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our fourth quarter and full year 2004 earnings release, this Report and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Schlumberger is subject to market risk primarily associated with changes in foreign currency exchange rates, interest rates and equity prices.

As a multinational company, Schlumberger conducts its business in over 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 85% of Schlumberger’s operating revenue in 2004 was denominated in US dollars. However, outside the US, a significant portion of Schlumberger’s expenses are incurred in foreign currencies. Therefore, when the US dollar strengthens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will decrease.

A 5% change in the average exchange rates of all the foreign currencies in 2004 would have changed operating revenue by approximately 1%. If the 2004 average exchange rates of the US dollar against all foreign currencies had increased by 5%, Schlumberger’s income from continuing operations would have increased by 8%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by 11%.

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Forward currency contracts provide a hedge against currency fluctuations either on assets/liabilities denominated in other than a functional currency or on expenses. Option contracts are usually entered into as a hedge against currency variations on firm commitments generally involving the construction of long-lived assets.

On December 31, 2004, contracts were outstanding for the US dollar equivalent of $1.1 billion in various foreign currencies. These contracts mature on various dates in 2005.

Schlumberger does not enter into foreign currency or interest rate derivatives for speculative purposes.

Schlumberger is subject to interest rate risk on its debt. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs.

At December 31, 2004, Schlumberger had fixed rate debt aggregating approximately $2.9 billion and variable rate debt aggregating $1.8 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also somewhat mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $3.0 billion at December 31, 2004, are comprised primarily of eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially all denominated in US dollars. The average return on investment was 2% in 2004.

The following table represents principal amounts of Schlumberger’s debt at December 31, 2004 by year of maturity:

	(Stated in millions)

	Expected Maturity Dates
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate debt
1.5% Series A Convertible Debentures				$975			$975
6.5% Notes due 2012						$648	648
2.125% Series B Convertible Debentures						450	450
5.875% Guaranteed Bonds due 2011 (Euro denominated)						342	342
5.25% Guaranteed Bonds (Euro denominated)				327			327
7.0% Notes (Canadian dollar denominated)		$101					101
6.25% Guaranteed Bonds (British pound denominated)				33			33

Total fixed rate debt	$—	$101	$—	$1,335	$—	$1,440	$2,876
Variable rate debt	$716	$246	$645	$13	$164	$—	$1,784

Total	$716	$347	$645	$1,348	$164	$1,440	$4,660

On or after June 6, 2008 (in the case of the Series A Convertible Debentures) or June 6, 2010 (in the case of the Series B Convertible Debentures), Schlumberger may redeem for cash all or part of the applicable series of debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2008, June 1, 2013, and June 1, 2018, holders of Series A debentures may require Schlumberger to repurchase their Series A debentures. On June 1, 2010, June 1, 2013 and June 1, 2018, holders of Series B debentures may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2008 (in the case of the Series A debentures) and June 1, 2010 (in the case of the Series B debentures) will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change (defined as a change in control or a termination of trading of Schlumberger’s common stock), holders may require Schlumberger to repurchase all or a portion of their debentures, in cash or, at Schlumberger’s election, common stock valued at 99% of its market price or any combination of cash and common stock, at a repurchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the redemption date. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased.

The fair market value of the outstanding fixed rate debt was approximately $3.1 billion as of December 31, 2004. The weighted average interest rate on the variable rate debt as of December 31, 2004 was approximately 3.7%.

On December 31, 2004, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $117 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements increased consolidated interest expense in 2004 by $60 million including the $73 million charge recorded in the first quarter of 2004 for the settlement and cancellation of $500 million outstanding interest rate swaps in the US.

With respect to equity market risks, Schlumberger’s investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale (our investment in the Hanover Compressor Company) and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations. As of December 31, 2004, the fair market value of Schlumberger’s investment in Hanover Compressor of $123 million, exceeded its cost basis by approximately $31.6 million. At December 31, 2003, Schlumberger wrote down the cost basis of this investment to its fair market value of $91.4 million at December 31, 2003 and recorded a pretax and after-tax impairment charge of $81.2 million. No investment impairment charges were recorded in 2004. Schlumberger’s policy is not to hedge equity price risk.

Item 8	Financial Statements and Supplementary Data

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES)

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in thousands except per share amounts)

Year Ended December 31,	2004	2003	2002
Operating revenue	$11,480,165	$10,017,215	$9,657,407
Interest and other income	128,698	166,493	139,068
Expenses
Cost of goods sold and services	9,041,972	8,428,631	7,935,757
Research & engineering	467,354	430,801	451,527
Marketing	40,310	47,589	70,917
General & administrative	344,448	317,326	315,284
Debt extinguishment costs	114,894	167,801	—
Interest	272,448	334,336	367,973

Income from Continuing Operations before taxes and minority interest	1,327,437	457,224	655,017
Taxes on income	276,949	210,381	251,632

Income from Continuing Operations before minority interest	1,050,488	246,843	403,385
Minority interest	(36,436)	151,326	85,472

Income from Continuing Operations	1,014,052	398,169	488,857
Income (Loss) from Discontinued Operations	209,818	(15,167)	(2,808,852)

Net Income (Loss)	$1,223,870	$383,002	$(2,319,995)

Basic earnings per share:
Income from Continuing Operations	$1.72	$0.68	$0.84
Income (Loss) from Discontinued Operations	0.36	(0.03)	(4.85)

Net Income (Loss)	$2.08	$0.66	$(4.01)

Diluted earnings per share:
Income from Continuing Operations	$1.70	$0.68	$0.84
Income (Loss) from Discontinued Operations	0.34	(0.03)	(4.83)

Net Income (Loss)	$2.04	$0.65	$(3.99)

Average shares outstanding	589,089	583,904	578,588
Average shares outstanding assuming dilution	612,872	586,491	581,933

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES)

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

		(Stated in thousands)

December 31,	2004	2003
ASSETS
Current Assets
Cash	$223,503	$234,192
Short-term investments	2,773,922	2,874,781
Receivables less allowance for doubtful accounts (2004 - $114,403; 2003 - $128,199)	2,663,642	2,568,425
Inventories	819,745	796,559
Deferred taxes	239,111	315,350
Other current assets	274,647	341,973
Assets held for sale	65,179	3,237,841

	7,059,749	10,369,121
Fixed Income Investments, held to maturity	203,750	223,300
Investments in Affiliated Companies	883,598	776,965
Fixed Assets less accumulated depreciation	3,761,729	3,799,711
Multiclient Seismic Data	346,522	505,784
Goodwill	2,789,048	3,377,583
Intangible Assets	346,833	403,319
Deferred Taxes	343,584	316,277
Other Assets	265,964	269,266

	$16,000,777	$20,041,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,980,790	$3,247,545
Estimated liability for taxes on income	858,785	807,938
Dividend payable	111,136	110,511
Long-term debt - current portion	143,385	889,678
Bank & short-term loans	572,487	521,490
Liabilities held for sale	34,617	1,217,568

	4,701,200	6,794,730
Long-term Debt	3,944,180	6,097,418
Postretirement Benefits	670,765	614,850
Other Liabilities	151,457	254,709

	9,467,602	13,761,707

Minority Interest	416,438	398,330

Stockholders’ Equity
Common Stock	2,454,219	2,258,488
Income retained for use in the business	6,287,905	5,505,744
Treasury stock at cost	(1,684,394)	(1,508,239)
Accumulated other comprehensive loss	(940,993)	(374,704)

	6,116,737	5,881,289

	$16,000,777	$20,041,326

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES)

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

		(Stated in thousands)

Year Ended December 31,	2004	2003	2002
Cash flows from operating activities:
Income from continuing operations	1,014,052	398,169	488,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization [1]	1,307,931	1,341,102	1,308,658
Gain on the sale of Grant Prideco stock	—	(1,320)	—
Charges, net of tax & minority interest [2]	198,801	439,976	295,281
Gain on sale of drilling rigs	—	—	(86,858)
Earnings of companies carried at equity, less dividends received	(65,748)	(74,596)	(38,280)
Decrease (increase) deferred taxes	6,774	(12,286)	(48,702)
Stock based compensation expense	26,466	13,229	—
Provision for losses on accounts receivable	25,744	53,303	66,425
Change in operating assets and liabilities:
(Increase) decrease in receivables	(414,856)	(34,668)	657,340
(Increase) decrease in inventories	(166,698)	56,639	(3,715)
Decrease (increase) in other current assets	7,856	(57,206)	112,499
Decrease in accounts payable and accrued liabilities	(295,633)	(303,513)	(897,124)
Increase in estimated liability for taxes on income	87,470	98,994	(53,318)
Increase in postretirement benefits	54,998	70,394	39,659
Other - net	58,721	27,171	39,842

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,845,878	2,015,388	1,880,564

Cash flows from investing activities:
Purchases of fixed assets	(1,215,847)	(871,539)	(1,169,978)
Multiclient seismic data capitalized	(63,206)	(149,765)	(344,705)
Capitalization of intangible assets	(77,171)	(94,639)	(125,622)
Proceeds from sale of fixed assets & other	48,304	171,895	276,022
Sale of Grant Prideco stock	—	105,590	—
PIGAP settlement	—	58,000	—
Proceeds from the sale of Hanover Compressor note	—	176,955	—
Acquisition of Sema plc	—	—	(132,155)
Other business acquisitions	(42,834)	—	(44,431)
Other acquisition related payments	—	—	(70,340)
Proceeds from business divestitures	1,664,310	298,674	259,271
Proceeds from the sale of Atos shares	1,164,662	—	—
Proceeds from the sale of Axalto shares	98,851	—	—
Proceeds from the sale of drilling rigs	—	58,100	95,000
Option payment on sale of drilling rigs	—	—	24,900
Sale (purchase) of investments, net	104,820	(1,145,700)	51,334

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,681,889	(1,392,429)	(1,180,704)

Cash flows from financing activities:
Dividends paid	(441,219)	(437,023)	(433,134)
Proceeds from employee stock purchase plan	71,565	132,741	107,810
Proceeds from exercise of stock options	206,543	39,752	67,275
Proceeds from issuance of convertible debentures (net of fees)	—	1,375,612	—
Stock repurchase program	(320,224)	—	—
Debt extinguishment costs	(111,034)	(167,801)	—
Settlement of US Interest Rate Swap	(70,495)	—	—
Proceeds from issuance of commercial paper	4,085,486	2,041,304	933,709
Payments of principal on commercial paper and long-term debt	(7,075,402)	(3,399,773)	(1,216,321)
Net increase (decrease) in short-term debt	64,364	(167,150)	(308,623)

NET CASH USED IN FINANCING ACTIVITIES	(3,590,416)	(582,338)	(849,284)

Discontinued operations	50,787	19,006	133,244

Net (decrease) increase in cash before translation effect	(11,862)	59,627	(16,180)
Translation effect on cash	1,173	6,455	6,586
Cash, beginning of year	234,192	168,110	177,704

Cash, end of year	$223,503	$234,192	$168,110

1.	Includes multiclient seismic data costs, excluding impairment charges.

2.	See Note 5 Charges – Continuing Operations.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS

ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							(Stated in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
Balance, January 1, 2002	$2,045,437	$(1,694,884)	$8,314,766	$(49,569)	$—	$(237,269)	$374,583

Translation adjustment						(55,422)	$(55,422)
Reed Hycalog disposition						22,063	22,063
Derivatives marked to market, net of tax				(33,291)			(33,291)
Minimum pension liability (US/UK Plans)					(313,564)		(313,564)
Tax benefit on minimum pension liability					110,000		110,000
Investment in Grant Prideco stock, net of tax				9,871			9,871
Shares sold to optionees less shares exchanged	25,410	41,671
Shares granted to Directors	129	65
Proceeds from employee stock plans	58,056	49,754
Net loss			(2,319,995)				(2,319,995)
Dividends declared ($0.75 per share)			(434,059)
Technoguide acquisition	34,496	25,036
Tax benefit on stock options	7,437

Balance, December 31, 2002	2,170,965	(1,578,358)	5,560,712	(72,989)	(203,564)	(270,628)	$(2,580,338)

Translation adjustment						201,503	$201,503
Derivatives marked to market, net of tax				60,356			60,356
Minimum pension liability (US/UK Plans)					(114,236)		(114,236)
Tax benefit on minimum pension liability					34,725		34,725
Sale of investment in Grant Prideco stock, net of tax				(9,871)			(9,871)
Shares sold to optionees less shares exchanged	15,335	24,271
Shares granted to Directors	81	65
Proceeds from employee stock plans	51,302	45,783
Stock based compensation cost	13,229
Net income			383,002				383,002
Dividends declared ($0.75 per share)			(437,970)
Tax benefit on stock options	7,576

Balance, December 31, 2003	2,258,488	(1,508,239)	5,505,744	(22,504)	(283,075)	(69,125)	$555,479

Translation adjustment						(27,370)	$(27,370)
Derivatives marked to market, net of tax				1,097			1,097
Hanover stock marked to market, net of tax				31,618			31,618
Interest rate swap cancellation, net of tax				42,562			42,562
Sale of SchlumbergerSema					75,346	(552,000)	(476,654)
Sale of Axalto						(110,000)	(110,000)
Minimum pension liability (US/UK Plans)					(44,337)		(44,337)
Tax benefit on minimum pension liability					16,795		16,795
Shares sold to optionees less shares exchanged	101,329	105,214
Shares granted to Directors	560	270
Proceeds from employee stock plans	46,812	30,747
Stock repurchase plan		(320,224)
Purchase of PetroAlliance	16,430	7,838
Stock based compensation cost	26,466
Shares issued on conversion of debentures	2
Net income			1,223,870				1,223,870
Dividends declared ($0.75 per share)			(441,709)
Tax benefit on stock options	4,132

Balance, December 31, 2004	$2,454,219	$(1,684,394)	$6,287,905	$52,773	$(235,271)	$(758,495)	$657,581

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS

ANTILLES) AND SUBSIDIARY COMPANIES

SHARES OF COMMON STOCK

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2002	667,094,178	(91,203,780)	575,890,398
Shares sold to optionees less shares exchanged	10,490	2,243,400	2,253,890
Shares granted to Directors	—	3,500	3,500
Employee stock plan	—	2,677,842	2,677,842
Acquisition of Technoguide	—	1,347,485	1,347,485

Balance, December 31, 2002	667,104,668	(84,931,553)	582,173,115
Shares sold to optionees less shares exchanged	1,320	1,306,305	1,307,625
Shares granted to Directors	—	3,500	3,500
Employee stock plan	—	2,464,088	2,464,088

Balance, December 31, 2003	667,105,988	(81,157,660)	585,948,328
Shares sold to optionees less shares exchanged	—	5,610,259	5,610,259
Shares granted to Directors	—	14,500	14,500
Employee stock plan	—	1,654,879	1,654,879
Stock repurchase plan	—	(5,148,200)	(5,148,200)
Purchase of PetroAlliance	—	421,870	421,870
Shares issued on conversion of debentures	27	—	27

Balance, December 31, 2004	667,106,015	(78,604,352)	588,501,663

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Business Description

Founded in 1927, Schlumberger Limited (Schlumberger) the world’s leading oilfield services company, supplying technology, project management, and information solutions that optimize performance in the oil and gas industry. Schlumberger consists of two business segments: Oilfield Services and WesternGeco. Oilfield Services is the world’s premier oilfield service company supplying a wide range of technology services and solutions to the international petroleum industry. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. WesternGeco provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. WesternGeco is 70% owned by Schlumberger and 30% owned by Baker Hughes.

2.	Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger Limited have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to bad debts, valuation of inventories and investments, recoverability of goodwill and intangible assets, income taxes, multiclient seismic data, contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Oilfield Services

Products and Services Revenue

Schlumberger’s products and services are sold based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery, customer acceptance and when collectibility is reasonably assured. Sale of product represented less than 10% of Schlumberger’s operating revenue in 2004. Revenue is recognized when services are rendered and collectibility is reasonably assured. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimated.

Software Revenue

Revenue derived from the sale of licenses of Schlumberger software, maintenance and related services may include installation, consulting and training services.

If services are not essential to the functionality of the software, the revenue for each element of the contract is recognized separately based on its respective vendor specific objective evidence of fair value when all of the following conditions are met: a signed contract is obtained, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

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

The percentage of completion method of accounting is applied to contracts whereby software is being customized to a customer’s specifications.

WesternGeco

Revenues from all services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues from contract services performed on a dayrate basis are recognized as the service is performed. Revenues from other contract services, including pre-funded multiclient surveys, are recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. This method requires revenue to be recognized based upon quantifiable measures of progress, such as square kilometers acquired. Multiclient data surveys are licensed or sold to customers on a non-transferable basis. Revenues on completed multiclient data surveys are recognized upon obtaining a signed licensing agreement and providing customers access to such data. Losses on contracts are recognized during the period in which the loss first becomes probable and can be reasonably estimated.

Multiple Deliverable Arrangements

Sales in both segments may be generated from contractual arrangements that include multiple deliverables. Revenues from these arrangements are recognized as each item is delivered based on their relative fair value and when the delivered items have stand-alone value to the customer.

Translation of Non-US Currencies

Schlumberger’s functional currency is primarily the US dollar. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger’s policy is to hedge against unrealized gains and losses on a monthly basis. Included in the 2004 results were transaction losses of $9 million, compared with gain of $1 million in 2003 and a loss of $2 million in 2002.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit partially offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2004, contracts were outstanding for the US dollar equivalent of $1.1 billion in various foreign currencies. These contracts mature on various dates in 2005.

Investments

Both Short-term investments and Fixed income investments, held to maturity are comprised primarily of eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on such securities at both December 31, 2004 and 2003 were not significant.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as a significant portion of them has original maturities in excess of three months.

Inventories

Inventories are stated at average cost or at market, whichever is lower. Inventory consists of materials, supplies and finished goods. Costs included in inventories consist of materials, direct labor and manufacturing overhead.

Fixed Assets and Depreciation

Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Fixed assets include the manufacturing cost of oilfield technical equipment manufactured or assembled by subsidiaries of Schlumberger. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Multiclient Seismic Data

The multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. This data may be acquired and/or processed by Schlumberger or subcontractors. Multiclient surveys are primarily generated utilizing Schlumberger resources. Schlumberger capitalizes costs directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4- year straight-lined amortized value.

The carrying value of the multiclient library is reviewed for impairment annually as well as when an event or change in circumstance indicating impairment may have occurred. Adjustments to the value are recorded when it is determined that estimated future revenues, which involves significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse charges in Schlumberger’s estimated future revenues could result in impairment charges in a future period.

Goodwill, Other Intangibles and Long-lived Assets

Schlumberger records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment using a two-step approach. The first step tests for impairment by comparing the fair value of Schlumberger’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

For purposes of performing the impairment test for goodwill as required by SFAS 142 Schlumberger’s reporting units are the four geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its previously mentioned reporting units was significantly in excess of their carrying value during 2004, 2003 and 2002. Schlumberger performs the annual goodwill impairment test of its WesternGeco reporting unit on October 1st of every year while the reporting units comprising the Oilfield Services segment are tested as of December 31st.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, Schlumberger may engage a third-party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, Schlumberger could be required to recognize impairment charges in the future.

Schlumberger evaluates the remaining useful life of its intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period.

Schlumberger capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs and interest costs. The costs of internally developed software are amortized on a straight-line basis over the estimated useful life, which is principally 5 years.

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

Schlumberger’s tax filings are subject to regular audit by the tax authorities in most of the jurisdictions in which it conducts business. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulation, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the year in which such resolution occurs.

Approximately $3.0 billion of consolidated income retained for use in the business on December 31, 2004 represented undistributed earnings of consolidated subsidiaries and the pro rata Schlumberger share of 20%-50% owned companies. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

Concentration of Credit Risk

Schlumberger’s financial instruments which potentially subject the company to concentration of credit risk consist primarily of accounts receivable. Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income, as adjusted for the interest on convertible debentures unless the adjustment is anti-dilutive, by the weighted average number of common shares outstanding assuming dilution, the calculation of which assumes (i) that all stock options which are in the money are exercised at the beginning of the period and the proceeds used by Schlumberger to purchase shares at the average market price for the period, and (ii) the convertible debentures have been converted unless the effect is anti-dilutive.

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

	(Stated in thousands except per share amounts)

	Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2004
Basic	$1,014,052	589,089	$1.72

Assumed conversion of debentures	28,788	19,105
Assumed exercise of stock options		4,678

Diluted	$1,042,840	612,872	$1.70

2003
Basic	$398,169	583,904	$0.68

Assumed conversion of debentures	15,938	10,566
Assumed exercise of stock options		2,587

	$414,107	597,057	$0.69
less: Anti-dilutive effect of assumed conversion of debentures	(15,938)	(10,566)	(0.01)

	$398,169	586,491	$0.68

2002
Basic	$488,857	578,588	$0.84

Assumed exercise of stock options		3,345

Diluted	$488,857	581,933	$0.84

Employee stock options to purchase approximately 8.7 million, 24.8 million and 28.1 million shares of common stock at December 31, 2004, 2003 and 2002, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive. In addition, computation of diluted earnings per share at December 31, 2003 also excludes the effects of approximately 19.1 million common shares issuable upon conversion of the 1.5% Series A Convertible Debentures and the 2.125% Series B Convertible Debentures as their inclusion would have also had an anti-dilutive effect.

Research & Engineering

All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

New Accounting Standard

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (Share-Based Payment.) The standard amends SFAS 123 (Accounting for Stock Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. Schlumberger anticipates applying the modified prospective method whereby companies would recognize compensation cost for the unamortized portion of vested awards outstanding at the effective date of SFAS 123R (July 1, 2005 for Schlumberger) and granted after January 1, 1995. Such cost will be recognized in Schlumberger’s financial statements over the remaining vesting period. As described in Note 19, in 2003 Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148 (Accounting for Stock-Based Compensation – Transition and Disclosure) on a prospective basis for grants after January 1, 2003. Therefore, effective July 1, 2005, Schlumberger will have to apply the provisions of SFAS 123R to the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002. The adoption of this standard is currently expected to reduce Schlumberger’s 2005 diluted earnings per share by approximately $0.03.

3.	Discontinued Operations

The results of the following businesses are reported as Discontinued Operations in the Consolidated Statement of Income. All gains and losses disclosed below are presented net of related income taxes, where applicable.

2004

•	The sale of the SchlumbergerSema business was completed in January 2004. Schlumberger received €393 million after adjustments ($495 million) in cash and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.27 billion), which represented approximately 29% of the outstanding common shares of Atos Origin after the transaction was completed. The results of SchlumbergerSema include, in the first quarter of 2004, a gain of $26 million on the sale and in the second quarter of 2004, a credit of $15 million related to adjustments to several accruals. The net assets were approximately $2.2 billion, including $1.3 billion of goodwill.

On February 2, 2004, Schlumberger sold 9.6 million of the Atos Origin shares for a net consideration of €500 million ($625 million). As a result of this sale, Schlumberger’s investment was reduced to approximately 15% of the outstanding common shares of Atos Origin. The equity in earnings representing Schlumberger’s interest in Atos Origin for the four days ending February 2, 2004 was not material. This investment was accounted for using the cost method as of February 2, 2004. On April 30, 2004 Schlumberger sold its remaining holding of 9.7 million Atos Origin shares for consideration of €465 million ($551 million) net of expenses. The losses on the sales of the Atos Origin shares of $21 million are classified in Interest and other income in the Consolidated Statement of Income (see Note 5).

At December 31, 2003, the assets and liabilities of the SchlumbergerSema business that were subsequently eliminated from Schlumberger’s Consolidated Balance Sheet, were aggregated and presented as Assets held for sale ($3.24 billion) and Liabilities held for sale ($1.22 billion).

The components of the Assets and Liabilities held for sale as of December 31, 2003 is as follows:

(Stated in millions)
Assets held for sale

Receivables	$978
Inventories	37
Other current assets	159
Fixed assets	481
Goodwill	1,334
Intangible assets	158
Deferred taxes	35
Other assets	56

$3,238

Liabilities held for sale

Accounts payable and accrued liabilities	$1,066
Liability for taxes on income	14
Other liabilities	133
Minority interest	5

$1,218

•	In February 2004, Schlumberger sold its Telecom Billing Software business for $37 million in cash, excluding potential future cash proceeds of up to $10 million, of which $7 million was received in the third quarter. A $17 million gain on the sale was recognized in the first quarter of 2004 and a gain of $7 million related to the additional cash proceeds received was recognized in the third quarter. The net assets were approximately $17 million.

•	In March 2004, Schlumberger sold its Infodata business for $104 million in cash. A $48 million gain on the sale was recognized in the first quarter of 2004. The net assets were approximately $47 million, including goodwill of $42 million.

•	In April 2004, Schlumberger completed the sale of its Business Continuity (BCO) business for $237 million in cash. A $48 million gain on the sale was recognized in the second quarter of 2004. The net assets were approximately $160 million, including goodwill of $83 million.

•	In May 2004, Schlumberger’s wholly owned subsidiary Schlumberger BV sold, via a public offering, 34.8 million ordinary shares that it had held in its smart card business Axalto Holding NV, which represented 87% of the total ordinary shares outstanding. The sale price was €14.80 per share, resulting in net proceeds, after expenses, of $606 million, including a subsequent placement of 166,250 shares. A $7 million loss on the sale was recognized in the second quarter of 2004.

In the third quarter of 2004 a gain of $18 million was recognized consisting of (1) a $9 million gain on the sale of Schlumberger’s residual investment of 5.1 million shares in Axalto (the sale price was €16.59 per share giving net proceeds, after expenses, of $99 million) and (2) a $9 million reversal of a liability related to the sale. The net assets were approximately $700 million, including goodwill of $415 million.

•	In July 2004, Schlumberger completed the sale of its Electricity Metering North America business for $248 million, in cash. The results of Electricity Metering North America included a net gain of $25 million including a US tax valuation allowance release of $49 million related to a tax loss carry forward associated with the sale of SchlumbergerSema (which is also included in Discontinued Operations) in the second quarter of 2004. This transaction allowed for the recognition of a deferred tax asset that was previously offset by a valuation allowance. Excluding the reversal of the valuation allowance, the transaction would have resulted in a loss of $24 million. The net assets were approximately $146 million, including goodwill of $94 million.

•	In July, 2004, Schlumberger completed the sale of its Telecom Messaging business for $15 million, consisting of $6 million in cash and $9 million in future payments, of which an initial payment of $3 million was received in November 2004. A $4 million loss on the sale was recognized in the third quarter of 2004. The net assets were approximately $15 million.

•	During the first quarter of 2005, Schlumberger completed the sales of its Global Tel*Link, Public Phones and Essentis activities. The results of these businesses are reported as Discontinued Operations in the Consolidated Statement of Income and, in the fourth quarter of 2004 include accruals of approximately $15 million relating to the net losses on the sale of Public Phones and Essentis and a $17 million impairment charge relating to goodwill and intangible assets associated with the Essentis business.

The assets and liabilities which will be eliminated from the Schlumberger Consolidated Balance Sheet in the first quarter of 2005 have been aggregated and presented on the Consolidated Balance Sheet at December 31, 2004 as Assets held for sale ($65 million) and Liabilities held for sale ($35 million).

An analysis of the Assets and Liabilities held for sale at December 31, 2004 is as follows:

(Stated in millions)
Assets held for sale

Cash	$7
Receivables	18
Other current assets	13
Other assets	27

$65

Liabilities held for sale

Accounts payable and accrued liabilities	$26
Other liabilities	9

$35

2003

•	In July 2003, Schlumberger completed the sale of its NPTest semiconductor testing business to a partnership led by Francisco Partners and Shah Management. The proceeds received were $220 million in cash, resulting in a $12 million loss on the sale. Additionally, the partnership has a contingent obligation to make a further payment to Schlumberger under certain circumstances. The net assets were $202 million.

•	In August 2003, Schlumberger completed the sale of its Verification Systems business by a proceed-free management buyout resulting in an $18 million loss on the sale. The net assets were $17 million.

•	In October 2003, Schlumberger completed the sale of its e-City ‘pay & display’ parking solutions business to Apax Partners. The proceeds received were $84 million in cash resulting in a $56 million loss on the sale. The net assets were $120 million, including $65 million of goodwill.

2002

•	In December 2002, Schlumberger completed the sale of its Reed Hycalog drillbits business. The proceeds received included $259 million in cash and 9.7 million shares of Grant Prideco common stock with a value of $103 million, resulting in a $66 million gain on the sale. The net assets were $185 million.

The following table summarizes the results of these discontinued operations:

	(Stated in millions)

	2004	2003	2002
Revenues	$467	$4,367	$4,311

Income (loss) before taxes	$63	$95	$(2,841)
Tax expense	16	34	31
Gains (losses) on disposal, net of tax	163	(76)	63

Income (loss) from discontinued operations	$210	$(15)	$(2,809)

SchlumbergerSema Goodwill and Other Charges – Discontinued operations

On December 10, 2002, Schlumberger announced that the Board of Directors had approved an updated strategy for its SchlumbergerSema business segment. The new strategic plan outlook, current business values and the reorganization of SchlumbergerSema constituted significant events that required an impairment analysis to be performed in accordance with SFAS 142. SchlumbergerSema was ‘valued’ on a stand-alone basis; each reporting unit within SchlumbergerSema was valued using a discounted cash flow analysis based on a long-term forecast prepared by SchlumbergerSema management with the assistance of a third party valuation expert. The implied multiples yielded by the discounted cash flow analysis were compared to observed trading multiples of comparable companies and recent transactions in the IT services industry to assess the fair value of the reporting units. The fair value was below the book value. As a result, a $2.638 billion pretax and after-tax goodwill impairment charge was recorded. This impairment reflected the difficulties of the telecommunications industry and the severely depressed market values of the IT companies serving SchlumbergerSema’s sector at the time of the charge. Certain intangible assets were also identified and written down as part of this process resulting in a $147 million pretax charge ($132 million after-tax). Additional charges recorded included $97 million ($78 million after-tax) of severance, facility and other costs in an effort to reduce costs at SchlumbergerSema and a $52 million valuation allowance against a deferred tax asset in Europe.

The following is a summary of the above 2002 charges included in loss from discontinued operations:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Goodwill impairment	$2,638	$—	$—	$2,638
- Intangibles impairment	147	15	—	132
- SchlumbergerSema severance and other	97	19	—	78
- Valuation allowance	—	(52)	—	52

	$2,882	$(18)	$—	$2,900

4.	Hanover Compressor Company

In August 2001, Schlumberger sold its Oilfield Services worldwide gas compression activity to Hanover Compressor Company. The proceeds included 8.7 million shares of Hanover Compressor common stock, with a value at closing of $173 million, which was restricted from sale until August 30, 2004, and a $150 million long-term subordinated note maturing December 15, 2005. Schlumberger’s investment in Hanover Compressor, which is classified as an available-for-sale security, is stated at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax. This investment is included in Other Assets in the Consolidated Balance Sheet.

In the fourth quarter of 2003, Schlumberger sold the subordinated note for $177 million and realized a pretax gain of $32 million ($20 million after-tax).

At December 31, 2003, the carrying value of Schlumberger’s investment in Hanover Compressor common stock exceeded the market value. As the decline in the market value of the Stock was deemed to be “other than temporary”, Schlumberger wrote down the cost basis of its investment to the fair market value of $91.4 million at December 31, 2003 and recorded a pretax and after-tax charge of $81.2 million in accordance with generally accepted accounting principles (SFAS No. 115).

At December 31, 2004, the fair market value of Schlumberger’s investment in Hanover Compressor was $123 million.

5.	Charges – Continuing Operations

Schlumberger recorded the following charges/credits in continuing operations:

Debt Extinguishment Costs

In June 2004, Schlumberger Technology Corporation bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012. As a result, Schlumberger recorded a pretax charge of $37 million ($23 million after-tax), which included market premium and transaction costs.

In March 2004, Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.50% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €7 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. As a result, Schlumberger recorded a pretax and after-tax charge of $77 million, which included market and tender premiums, and transaction costs.

Between June 12 and July 22, 2003, subsidiaries of Schlumberger launched and concluded tender offers to acquire three series of outstanding European bonds; $1.3 billion of principal was repurchased for a total cost of $1.5 billion, which included the premium, and issuing and tender costs. The total pretax and after-tax charge on the tenders was $168 million, of which $81.5 million was recorded in the second quarter of 2003, when the first tender closed, with the balance of $86.3 million recorded in the third quarter of 2003.

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges

2004

Third quarter of 2004:

•	In connection with its ongoing restructuring program in order to reduce overhead, Schlumberger recorded, a pretax and after-tax charge of $3 million related to employee severance. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax charge of $11 million ($10 million after-tax ) related to an Intellectual Property settlement which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income. As a result of this transaction Schlumberger does not have any remaining ownership interest in Atos Origin SA.

•	In connection with its continuing restructuring program in order to reduce overhead Schlumberger recorded a pretax and after-tax charge of $4 million related to employee terminations. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its US Interest Rate Swaps resulting in a pretax gain of $10 million ($6 million after-tax) which is classified in Interest Expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million related to a vacated leased facility in the UK which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million related to the release of a litigation reserve which was no longer required and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger has commenced a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of the above 2004 charges:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Debt extinguishment costs	$115	$14	$—	$101
- Restructuring program charges	27	6	—	21
- Intellectual Property settlement charge	11	1	—	10
- Loss on sale of Atos Origin shares	21	—	—	21
- US interest-rate swap settlement gain	(10)	(4)	—	(6)
- Vacated leased facility reserve	11	—	—	11
- Litigation reserve release	(5)	—	—	(5)
- Loss recognized on interest-rate swaps	73	27	—	46

	$243	$44	$—	$199

2003

In December 2003, Schlumberger recorded a pretax gain of $32 million ($20 million after-tax) resulting from the sale of the Hanover Compressor note. The pretax gain is classified in Interest and other income in the Consolidated Statement of Income.

In December 2003, Schlumberger recorded a pretax and after-tax charge of $81 million relating to the write-down to fair market value of Schlumberger’s investment in Hanover Compressor common stock. This charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

In September 2003, Schlumberger recorded a pretax multiclient library impairment charge of $398 million ($204 million, after a tax credit of $74 million and a minority interest of $120 million), following an evaluation of current and expected future conditions in the seismic sector, a pretax seismic vessel impairment charge of $54 million ($38 million, after a minority interest credit of $16 million) and a $31 million pretax and after-tax gain on the sale of a drilling rig. The pretax amounts are classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of the above 2003 charges:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Debt extinguishment costs	$168	$—	$—	$168
- Gain on sale of Hanover Compressor note	(32)	(12)	—	(20)
- Write-down of Hanover Compressor stock	81	—	—	81
- Multiclient seismic library impairment	398	74	(120)	204
- Seismic vessel impairment	54	—	(16)	38
- Gain on sale of rig	(31)	—	—	(31)

	$638	$62	$(136)	$440

2002

In the fourth quarter of 2002, Schlumberger recorded net pretax charges of $256 million ($182 after-tax and minority interest). Schlumberger recorded severance and other costs in an effort to reduce costs at WesternGeco. These costs related to expenses that offer no future benefit to the ongoing operations of this business. The severance costs related to a reduction in workforce of approximately 1,700 employees. Schlumberger also recorded an impairment charge, to reflect a change in the business projections of the WesternGeco business, related to capitalized multiclient seismic library costs, a valuation allowance against a deferred tax asset in Europe, a gain on the sale of drilling rigs and other costs. These pretax charges are classified in Cost of goods sold and services in the Consolidated Statement of Income.

In March 2002, Schlumberger recorded a charge of $26 million (pretax $27 million and minority interest credit of $1 million) related to the financial/economic crisis in Argentina where in January, the government eliminated all US dollar contracts and converted US dollar denominated accounts receivable into pesos. As a result, Schlumberger’s currency exposure increased significantly. With currency devaluation, an exchange loss (net of hedging) on net assets, primarily customer receivables, was incurred. This pretax charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of the above 2002 charges:

	(Stated in millions)

	Pretax	Tax	Min Int	Net
Charges & Credits:
- Multiclient seismic library impairment	$184	$—	$(55)	$129
- WesternGeco severance and other	117	7	(38)	72
- Valuation allowance	—	(42)	—	42
- Gain on sale of drilling rigs	(87)	—	—	(87)
- Other	42	16		26
- Argentina exchange loss	27		(1)	26

	$283	$(19)	$(94)	$208

6.	Acquisitions

On December 9, 2003, Schlumberger announced that it had signed an agreement to acquire PetroAlliance Services Company Limited (“PetroAlliance Services”), Russia’s largest independent oilfield service company, over a 3-year period. Schlumberger acquired 26% of PetroAlliance Services in the second quarter of 2004 for $12 million in cash and 421,870 shares of Schlumberger common stock valued at $24 million. Under the terms of the agreement a further 25% interest may be acquired in the second quarter of 2005 and the remaining interest one year later. Completion of each stage of the acquisition is subject to performance requirements, regulatory approval and other customary conditions. The total acquisition price will be determined by a performance-based formula, and paid one-third in cash and two-thirds in Schlumberger stock.

As of December 31, 2004, Schlumberger’s investment in PetroAlliance Services is accounted for under the equity method. During in the second quarter of 2005, when it is expected Schlumberger’s ownership interest may increase to 51% at which time Schlumberger will consolidate the results of PetroAlliance Services.

Other Acquisitions

During 2004, subsidiaries of Schlumberger acquired the following:

•	In October, AOA Geomarine Operations, LLC (AGO), a US based provider of marine controlled-source electromagnetic and marine magnetotelluric services for use in offshore exploration activities. The acquisition price was $6 million in cash. A further payment of up to $3 million is payable during the ten month period ending January 15, 2006 provided certain technology-related milestones are achieved. Additional payments of up to $17 million will be made in 2007 provided AGO achieves certain milestones relating to revenue, net income and technology. Assets acquired included approximately $5 million of intangible assets (intellectual property).

•	In May, Siberian Geophysical Company, a Russian based provider of oilfield services in West Siberia and manufacturer of drilling and measurement equipment. The acquisition price was $7 million in cash and the assumption of $21 million of debt. Assets acquired included $14 million of goodwill.

During 2002, subsidiaries of Schlumberger acquired the following:

•	In March, Inside Reality, a Norwegian based company specializing in virtual reality technology for the oil and gas industry. The acquisition price was $18 million in cash. Assets acquired included intangible assets of $18 million.

•	In April, DBR International Inc., a Canadian based company which manufacturers fluid analysis equipment and provides fluid analysis consulting services to the oil and gas industry. The acquisition price was $12 million in cash. Assets acquired included $6 million of goodwill.

•	In April, A. Comeau and Associates, a Canadian based provider of electrical engineering products and services for artificially lifted wells. The purchase price was $6 million in cash. Assets acquired included goodwill of $6 million.

•	In December, Technoguide AS, a software leader in the reservoir modeling domain. The purchase price was $68 million comprising of $8 million in cash and 1.35 million shares of Schlumberger stock valued at $60 million. Assets acquired included goodwill of $23 million and $44 million of intangible assets (primarily Intellectual Property).

These acquisitions were accounted for using the purchase method of accounting.

Pro forma results pertaining to the above acquisitions are not presented as the impact was not significant.

7.	Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on December 31, 2004 and 2003 was $716 million and $657 million, respectively. Schlumberger’s equity income from this joint venture in 2004 was $68 million, $52 million in 2003 and $48 million in 2002.

The carrying value of this joint venture is evaluated for impairment annually as well as when an event or change in circumstance indicates that a decline in the fair value of this investment that is other than temporary has occurred. Fair value is generally estimated by comparing the significance of this joint venture to Smith International Inc., a publicly-traded company, and then referencing the market capitalization of Smith International Inc. To date, Schlumberger has not recorded any impairment charges relating to this investment as this analysis has indicated that the fair value of this investment is significantly in excess of its carrying value.

8.	Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2004 - $153 million; December 31, 2003 - $151 million).

Long-term fixed income investments of $204 million mature as follows: $64 million in 2006, $59 million in 2007, $36 million in 2008 and $45 million in 2009.

On December 31, 2004, there were no interest rate swap arrangements outstanding related to investments.

9.	Securitization

In September 2000, a wholly owned subsidiary of Schlumberger entered into an agreement to sell, on an ongoing basis, up to $220 million of an undivided interest in its accounts receivable, which was subsequently amended up to $250 million. The amount of receivables sold under this agreement totaled $236 million at December 31, 2004. Unless extended by amendment, the agreement expires in September 2005. Schlumberger does not have any retained interest in the accounts receivable sold under this agreement.

10.	Inventory

A summary of inventory follows:

	(Stated in millions)

As at December 31	2004	2003
Raw Materials & Field Materials	$812	$721
Work in Process	59	74
Finished Goods	74	141

	945	936
Less reserves for obsolescence	125	139

	$820	$797

11.	Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)

As at December 31,	2004	2003
Land	$58	$56
Buildings & Improvements	1,135	1,239
Machinery & Equipment	9,876	9,682

Total cost	11,069	10,977
Less accumulated depreciation	7,307	7,177

	$3,762	$3,800

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 8% is being depreciated over 16 to 25 years, 5% over 10 to 15 years and 87% over 2 to 9 years.

12.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

	(Stated in millions)

	2004	2003
Balance at beginning of year	$506	$1,018
Capitalized in year	63	150
Charged to cost of sales	(222)	(263)
Impairment, charged to income	—	(399)

Balance at end of year	$347	$506

13.	Goodwill

The changes in the carrying amount of goodwill by business segment in 2004 is as follows:

	(Stated in millions)

	Oilfield Services	Western - Geco	Other	Total
Balance at beginning of year	$2,495	$229	$654	$3,378
Additions	15	15	—	30
Impact of change in exchange rates	35	—	(8)	27
Businesses divested	—	—	(634)	(634)
Reclassified to Assets held for sale	—	—	(12)	(12)

Balance at end of year	$2,545	$244	$—	$2,789

The changes in the carrying amount of goodwill by business segment in 2003 is as follows:

	(Stated in millions)

	Oilfield Services	Western - Geco	Schlumberger Sema	Other	Total
Balance at beginning of year	$1,877	$215	$1,562	$670	$4,324
Other [1]	486	14	(516)	(84)	(100)
Impact of change in exchange rates	132	—	288	68	488
Reclassified to Assets held for sale	—	—	(1,334)	—	(1,334)

Balance at end of year	$2,495	$229	$—	$654	$3,378

1.	Including other acquisitions and divestitures.

In conjunction with the formation of WesternGeco in November 2000, Schlumberger and Baker Hughes entered into an agreement whereby Schlumberger or Baker Hughes will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four-year period ending November 30, 2004 and the ratio of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100 million. Schlumberger currently estimates making a payment to Baker Hughes of approximately $9 million and such amount has been recorded as an adjustment to goodwill associated with the WesternGeco business segment as of December 31, 2004.

14.	Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

As at December 31,	2004	2003
Gross book value	$591	$796
Less accumulated amortization	244	393

	$347	$403

The amortization charged to income was $78 million in 2004, $61 million in 2003 and $62 million in 2002.

Intangible assets principally comprise patents, software, technology and other. At December 31, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

			(Stated in millions)

	2004		2003		Amortization Periods
	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization
Software	$409	$138	$401	$146	5 - 10 years
Technology	147	77	178	76	5 - 10 years
Patents	12	7	171	143	5 - 10 years
Other	23	22	46	28	1 - 15 years

	$591	$244	$796	$393

The weighted average amortization period for all intangible assets is approximately 6.5 years.

Amortization charged to income for the subsequent five years is estimated, based on the December 31, 2004 Gross Book Value, to be 2005 - $100 million, 2006 - $79 million, 2007 - $64 million, 2008 - $58 million and 2009 - $23 million.

Included in intangible assets at December 31, 2004 is approximately $75 million ($47 million at December 31, 2003) of capitalized internal costs relating to developed software which Schlumberger has not yet place into service. This software is estimated to be fully developed in the second half of 2005 at which time Schlumberger will begin amortizing these costs.

15.	Long-term Debt

A summary of long-term debt by currency, analyzed by Bonds, Commercial Paper (CP) and Other, at December 31 follows:

	(Stated in millions)

	2004				2003
	Bonds and Convertible Debentures	CP	Other	Total	Bonds and Convertible Debentures	CP	Other	Total
US dollar	$2,073	$641	$93	$2,807	$2,422	$1,475	$335	$4,232
Euro	669	—	88	757	665	6	284	955
UK pound	33	—	—	33	339	24	135	498
Canadian dollar	101	—	—	101	93	—	—	93
Japanese yen	—	—	98	98	—	—	46	46
Norwegian kroner	—	—	148	148	—	—	221	221
Other	—	—	—	—	—	—	52	52

	$2,876	$641	$427	$3,944	$3,519	$1,505	$1,073	$6,097

In June 2004, Schlumberger Technology Corporation (STC) bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012 (see Note 5 Charges – Continuing Operations.) These notes were issued in 2002 in a private placement and resold under rule 144A without registration rights. The fair market value of the STC outstanding US dollar denominated bonds at December 31, 2004 was $723 million.

In March 2004, STC paid off its commercial paper program in the US, and in April 2004 STC settled the outstanding $500 million US interest rate swaps which it had written down in March 2004. See Note 5 Charges – Continuing Operations.

In March 2004, Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.5% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €7 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. See Note 5 Charges – Continuing Operations. The fair market value of the outstanding euro denominated bonds at December 31, 2004 was $736 million.

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

On or after June 6, 2008 (in the case of the Series A debentures) or June 6, 2010 (in the case of the Series B debentures), Schlumberger may redeem for cash all or part of the applicable series of debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2008, June 1, 2013, and June 1, 2018, holders of Series A debentures may require Schlumberger to repurchase their Series A debentures. On June 1, 2010, June 1, 2013 and June 1, 2018, holders of Series B debentures may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2008 (in the case of the Series A debentures) and June 1, 2010 (in the case of the Series B debentures) will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change (defined as a change in control or a termination of trading of Schlumberger’s common stock), holders may require Schlumberger to repurchase all or a portion of their debentures, in cash or, at Schlumberger’s election, common stock valued at 99% of its market price or any combination of cash and common stock, at a repurchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the redemption date. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased. The fair market value of the Series A and Series B debentures at December 31, 2004 was $1.06 billion and $486 million, respectively.

Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed facilities maturing in more than one-year and the intent to maintain these obligations for longer than one year.

Long-term debt on December 31, 2004, is due as follows $347 million in 2006, $645 million in 2007, $1,348 million in 2008, $164 million in 2009 and $1,440 million thereafter.

On December 31, 2004, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $117 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements increased consolidated interest expense in 2004 by $60 million including the charges mentioned above.

Between June 12 and July 22, 2003, certain subsidiaries of Schlumberger launched and concluded a tender offer on three of its outstanding European bonds. The companies bought back $1.3 billion of principal of these bonds for a total cost of $1.5 billion, which includes the premium, and issuing and tender costs. See Note 5 Charges – Continuing Operations.

16.	Lines of Credit

On December 31, 2004, wholly owned subsidiaries of Schlumberger had separate lines of credit agreements aggregating $6.3 billion with commercial banks, of which $5.4 billion was committed and $4.5 billion was available and unused. It included $3.7 billion of committed facilities which support commercial paper programs in the United States and Europe, and mature in January 2007. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

17.	Derivative Instruments and Hedging Activities

Schlumberger uses derivative instruments such as interest rate swaps, currency swaps, forward currency contracts and foreign currency options.

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Forward currency contracts provide a hedge against currency fluctuations either on assets/liabilities denominated in other than a functional currency or on expenses. Options are usually entered into as a hedge against currency variations on firm commitments generally involving the construction of long-lived assets. Schlumberger also maintains an interest rate risk management strategy that uses a mix of variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs.

Schlumberger does not enter into foreign currency or interest rate derivatives for speculative purposes.

By using derivative financial instruments to hedge exposure to changes in exchange rates and interest rates, Schlumberger exposes itself to credit risk. Schlumberger minimizes the credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

As a result of Schlumberger Technology Corporation paying off its commercial paper program in the US in the first quarter of 2004, $500 million US interest-rate swaps that were designated as cash flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) in March 2004 to recognize unrealized losses previously recorded in Other Comprehensive Income. See Note 5 Charges – Continuing Operations. These interest rate swaps were settled in April 2004.

At December 31, 2004, Schlumberger recognized a cumulative net $21 million gain in Stockholders’ Equity relating to derivative instruments and hedging activities. This gain was primarily due to the revaluation of forward currency contracts at December 31, 2004.

18.	Capital Stock

Schlumberger is authorized to issue 1,500,000,000 shares of common stock, par value $0.01 per share of which 588,501,663 and 585,948,328 shares were outstanding on December 2004 and 2003, respectively. Schlumberger is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

19.	Stock Compensation Plans

Schlumberger has two types of stock-based compensation plans, which are described below. Effective January 1, 2003, Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148. Schlumberger began recording stock option and discounted stock purchase plan (DSPP) expense in the Consolidated Statement of Income in the third quarter of 2003 on a prospective basis for grants after January 1, 2003. The effect of stock-based compensation expense on net income in 2004 was $26 million. The effect on 2003 net income was $13 million.

Schlumberger applies the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for stock-based awards granted prior to January 1, 2003 been determined based on the fair value at the grant dates, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

	(Stated in millions except per share amounts)

	2004	2003	2002
Net income (loss)
As reported	$1,224	$383	$(2,320)
Pro forma adjustments:
Cost of DSPP	—	(18)	(42)
Cost of Stock Options	(39)	(81)	(120)
Tax benefit	6	4	6

Pro forma	$1,191	$288	$(2,476)

Basic earnings (loss) per share
As reported	$2.08	$0.66	$(4.01)
Pro forma adjustments:
Cost of DSPP	—	(0.03)	(0.07)
Cost of Stock Options	(0.07)	(0.14)	(0.21)
Tax benefit	0.01	0.01	0.01

Pro forma	$2.02	$0.50	$(4.28)

Diluted earnings (loss) per share
As reported	$2.04	$0.65	$(3.99)
Pro forma adjustments:
Cost of DSPP	—	(0.03)	(0.07)
Cost of Stock Options	(0.06)	(0.14)	(0.21)
Tax benefit	0.01	0.01	0.01

Pro forma	$1.99	$0.49	$(4.26)

Stock Option Plans

Officers and key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option’s maximum term is generally ten years, and options generally vest in increments over four or five years. The gain on the awards granted subsequent to January 2003 is capped at 125% of the exercise price. This cap on the gain was implemented to reduce expenses, while at the same time maintain the incentive of the program.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2004, 2003 and 2002:

	2004	2003	2002
Dividend	$0.75	$0.75	$0.75
Dividend yield	1.53%	1.41%	1.60%
Expected volatility	24.4%	36.2%	34.0%
Risk free interest rates - officers	3.57%	2.71%	4.80%
Risk free interest rates - other employees	3.57%	2.71%	3.89%
Expected option life - officers	4.50 years	4.71 years	6.60 years
Expected option life - other employees	4.50 years	4.71 years	5.07 years

A summary of the status of the Schlumberger stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
Fixed Options	Shares	Weighted- average exercise price	Shares	Weighted - average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	37,556,547	$56.50	36,869,684	$57.03	32,836,340	$55.80

Granted	2,959,250	$63.44	3,460,150	$45.04	7,314,617	$55.14

Exercised	(5,648,858)	$37.05	(1,319,174)	$30.68	(2,296,593)	$30.02

Forfeited	(4,804,914)	$62.84	(1,454,113)	$66.92	(984,680)	$66.69

Outstanding at year-end	30,062,025	$59.83	37,556,547	$56.50	36,869,684	$57.03

Options exercisable at year-end	20,044,742		23,460,758		21,142,473
Weighted-average fair value of options granted during the year	$12.33		$10.34		$20.22

The following table summarizes information concerning currently outstanding and exercisable options by five ranges of exercise prices on December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of exercise prices	Number outstanding as of 12/31/04	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of 12/31/04	Weighted- average exercise price
$ 3.831 - $22.073	32,617	1.14	$21.98	32,617	$21.98
$24.142 - $30.710	1,481,546	0.94	$30.09	1,481,546	$30.09
$30.795 - $44.843	3,425,518	3.23	$39.80	2,799,798	$39.56
$46.020 - $65.330	16,446,084	6.95	$55.74	7,912,971	$54.93
$71.315 - $82.348	8,676,260	4.23	$80.71	7,817,810	$80.74

	30,062,025	5.44	$59.83	20,044,742	$60.96

Employee Stock Purchase Plan

Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the plan, employees can choose to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. Effective July 1, 2003 the purchase price of the stock was 92.5% of the lower of its beginning or end of the plan year market price at six month intervals. Prior to July 1, 2003, the purchase price was 85% at one year intervals. Under the Plan, Schlumberger sold 1,654,879, 2,464,088 and 2,677,842 shares to employees in 2004, 2003 and 2002, respectively. Pro forma compensation cost has been computed for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share.

	2004	2003	2002
Dividend	$0.75	$0.75	$0.75
Dividend yield	1.52%	1.41%	1.60%
Expected volatility	30%	36%	34%
Risk free interest rates	1.25%	0.92%	1.74%
Weighted average fair value per share	$8.35	$7.91	$13.32

20.	Income Tax Expense

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

As more fully described in Note 5 Charges – Continuing Operations, Schlumberger reported net pretax charges in continuing operations of $243 million, $638 million and $283 million in 2004, 2003 and 2002, respectively. In 2004, the pretax income in the US included $119 of such charges, primarily relating to the US Interest Rate Swap and the US bonds debt extinguishment costs. In 2003, the pretax loss in the US included $315 million of charges, primarily relating to the WesternGeco multiclient impairment and the Hanover Compressor investment and related note. In 2002, the pretax income in the US included $75 million of charges.

Pretax book income from continuing operations subject to US and non-US income taxes for each of the three years ended December 31, was a follows:

	(Stated in millions)

	2004	2003	2002
United States	$286	$(213)	$127
Outside United States	1,041	670	528

Pretax income	$1,327	$457	$655

The components of net deferred tax assets were as follows:

	(Stated in millions)

	2004	2003
Postretirement and other long-term benefits	$251	$213
Current employee benefits	123	183
Fixed assets, inventory and other	196	194
Net operating losses	13	42

	$583	$632

The deferred tax assets relating to net operating losses at December 31, 2004 and 2003 are net of a valuation allowances in certain countries of $312 million and $374 million, respectively. Schlumberger entered into an agreement in late 2004 to sell certain fixed assets. Providing that requisite approvals are obtained, this transaction will be consummated during 2005 and will result in a material gain. Due to the existence of net operating losses for which there is currently a full valuation allowance, there will not be any income tax expense associated with this potential gain.

The United States and Canadian operations of the WesternGeco joint venture are structured as limited liability companies (LLC) and are treated as partnerships for income tax purposes. The net income of the WesternGeco business segment, as presented in Note 23, reflects tax expense as if the LLC was subject to income taxes as this is how management evaluates the results of this segment. However, the tax expense on the Consolidated Statement of Income only includes Schlumberger’s share of the tax expense associated with the LLC. Minority Interest on the Consolidated Statement of Income primarily represents the minority partner’s share of the pretax results of the LLCs as well as their share of the after-tax results of the non-US and Canadian operations of the venture. Prior years have been reclassified to conform to this revised presentation.

The components of consolidated income tax expense from continuing operations were as follows:

	(Stated in millions)

	2004	2003	2002
Current:
United States - Federal	$13	$97	$(16)
United States - State	1	11	(2)
Outside United States	221	183	211

	$235	$291	$193

Deferred:
United States - Federal	$30	$(88)	$16
United States - State	6	(15)	2
Outside United States	6	(40)	(106)
Valuation allowance	—	62	147

	$42	$(81)	$59

Consolidated taxes on income	$277	$210	$252

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2004	2003	2002
US statutory federal rate	35	35	35
Non US income taxed at different rates	(10)	(20)	(28)
Effect of equity method investment	(1)	(5)	(3)
Minority partner’s share of LLC earnings	(1)	1	(2)
Valuation allowance	—	14	22
Other	(2)	—	—
Charges and credits	—	21	14

Effective income tax rate	21	46	38

The charges and credits described in Note 5 Charges – Continuing Operations increased Schlumberger’s effective tax rate by twenty-one percentage points and fourteen percentage points in 2003 and 2002 respectively; in 2004, there was no significant effect.

21.	Leases and Lease Commitments

Total rental expense relating to continuing operations was $464 million in 2004, $345 million in 2003 and $310 million in 2002. Future minimum rental commitments under noncancelable leases for each of the next five years are as follows:

(Stated in millions)
2005	$102
2006	86
2007	65
2008	40
2009	31
Thereafter	60

$384

22.	Contingencies

The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials where it is probable that Schlumberger has incurred a liability and such amount can be reasonably estimated. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, the risk of personal injury, natural resource or property damage claims and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

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

In December 2004 WesternGeco and Schlumberger received grand jury subpoenas from the US Attorney’s office in the Southern District of Texas seeking documents relating to possible fraud in obtaining visas for non-US citizens working as crewmembers on vessels operating in the Gulf of Mexico. We are in the process of responding to the investigation, including providing information sought by the subpoenas. Schlumberger is unable to determine the outcome of this matter and the related impact it might have on Schlumberger’s financial condition and results of operations.

In addition, Schlumberger and its subsidiaries are party to various other legal proceedings. A liability is accrued when a loss is both probable and can be reasonably estimable. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment on settlement in these matters. However, in the opinion of Schlumberger any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

In the normal course of business, Schlumberger is liable for contract completion and product performance. In the opinion of management, such obligations are not material in relation to the consolidated liquidity, financial position or future results of operations.

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, fixed income investments held to maturity, and receivables from clients. Schlumberger places its cash, short-term investments and fixed income investments held to maturity with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests. The receivables from clients are spread over many countries and customers.

23.	Segment Information

Schlumberger operates two reportable business segments: Oilfield Services (OFS) and WesternGeco.

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

Financial information for the years ended December 31, 2004, 2003 and 2002, by segment, is as follows:

					(Stated in millions)

	2004
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure
OFS
North America	$3,108	$340	$—	$179	$519	$1,969	$253	$247
Latin America	1,746	181	—	40	221	1,246	142	131
Europe/CIS/W. Africa	2,788	367	—	80	447	1,846	233	262
Middle East & Asia	2,478	569	—	80	649	1,724	228	361
Elims/Other	119	(45)	—	10	(35)	3,770	60	62

	10,239	1,412	—	389	1,801	10,555	916	1,063

WESTERNGECO	1,238	53	22	49	124	1,504	378	212
Corporate eliminations & Other	3	(61)	14	(161)	(208)	3,877	14	4
Discontinued operations assets						65

	$11,480	$1,404	$36	$277		$16,001	$1,308	$1,279

Interest Income					54
Interest Expense					(201)
Charges					(243)

					$1,327

					(Stated in millions)

	2003
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure
OFS
North America	$2,626	$234	$—	$131	$365	$1,818	$265	$140
Latin America	1,439	177	—	44	221	1,136	153	102
Europe/CIS/W. Africa	2,605	379	—	81	460	1,644	218	167
Middle East & Asia	2,090	451	—	58	509	1,443	206	246
Elims/Other	63	(46)	—	28	(18)	3,482	30	114

	8,823	1,195	—	342	1,537	9,523	872	769

WESTERNGECO	1,183	(17)	(7)	4	(20)	1,644	442	240
Corporate eliminations & Other	11	138	(144)	(136)	(142)	4,199	27	12
Discontinued operations assets						4,675

	$10,017	$1,316	$(151)	$210		$20,041	$1,341	$1,021

Interest Income					49
Interest Expense					(329)
Charges					(638)

					$457

							(Stated in millions)

	2002
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure
OFS
North America	$2,308	$174	$—	$100	$274	$1,866	$280	$197
Latin America	1,318	143	—	26	169	1,143	157	124
Europe/CIS/W. Africa	2,496	305	—	78	383	1,629	215	285
Middle East & Asia	1,916	402	—	50	452	1,396	198	272
Elims/Other	133	(26)	—	26	—	3,195	21	93

	8,171	998	—	280	1,278	9,229	871	971

WESTERNGECO	1,476	4	1	66	71	2,324	388	515
Corporate eliminations & Other	10	65	(86)	(94)	(115)	2,716	50	29
Discontinued operations assets						5,166

	$9,657	$1,067	$(85)	$252		$19,435	$1,309	$1,515

Interest Income					68
Interest Expense					(364)
Charges					(283)

					$655

Oilfield Services net income eliminations include certain headquarters administrative costs which are not allocated geographically, manufacturing and certain other operations, and costs maintained at the Oilfield Services level.

Corporate income eliminations principally comprise the amortization of other intangibles, as well as nonoperating expenses, such as certain intersegment charges and interest expense (except as shown above), which are not included in the segments’ income. Corporate assets largely comprise short-term investments and fixed income investments, held to maturity.

During the three years ended December 31, 2004, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. In each of the three years, only revenue in the US exceeded 10% of consolidated revenue. Revenue in the US in 2004, 2003 and 2002 was $3.6 billion, $3.0 billion and $3.3 billion, respectively.

Interest expense excludes amounts which are included in the segments’ income (2004 - $8 million: 2003 - $5 million: 2002 - $4 million).

Depreciation & Amortization and Capital Expenditure include Multiclient seismic data costs.

24.	Pension and Other Benefit Plans

US Pension Plans

Schlumberger and its US subsidiary sponsor several defined benefit pension plans that cover substantially all employees hired prior to October 1, 2004. The benefits are based on years of service and compensation on a career-average pay basis. These plans are funded through a trust in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability and amounts that are allowable for income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future. Schlumberger’s contribution during 2004 was $254 million. The contribution in 2005 is expected to be between $150 million and $200 million.

Schlumberger uses a December 31 measurement date to calculate its end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2004	2003	2002
Assumed discount rate	6.25%	6.75%	7.25%
Compensation increases	3.00%	3.00%	3.00%
Return on plan assets	8.50%	8.50%	8.50%

Net pension cost in the US for 2004, 2003 and 2002, included the following components:

	(Stated in millions)

	2004	2003	2002
Service cost - benefits earned during the period	$53	$56	$51
Interest cost on projected benefit obligation	98	93	90
Expected return on plan assets [actual return: 2004 - $123; 2003 - $177; 2002 - $(114)]	(90)	(87)	(93)
Amortization of prior service cost	5	5	7
FAS 88 charge	6	—	—
Amortization of unrecognized net loss	19	4	—

Net pension cost	$91	$71	$55

The change in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2004 and 2003, was as follows:

	(Stated in millions)

	2004	2003
Projected benefit obligation at beginning of the year	$1,583	$1,441
Service cost	53	56
Interest cost	98	93
Actuarial losses	84	94
Benefits paid	(92)	(82)
Amendments	(8)	(6)
Divestiture	—	(13)
FAS 88 charge	6	—

Projected benefit obligation at end of the year	$1,724	$1,583

Plan assets at market value at beginning of the year	$1,107	$952
Actual return on plan assets	123	177
Contributions	254	69
Benefits paid	(92)	(82)
Divestiture	—	(9)
Administrative expense	(6)	—

Plan assets at market value at end of the year	$1,386	$1,107

Excess of projected benefit obligation over assets	$(338)	$(476)
Unrecognized net loss	371	324
Unrecognized prior service cost	(11)	11

Pension asset (liability) at end of the year	$22	$(141)

Plan assets at market value at end of the year	$1,386	$1,107
Accumulated benefits obligation at end of the year	(1,620)	(1,478)

Minimum liability	(234)	(371)
Pension (asset) liability at end of the year	(22)	141
Intangible asset	—	11

Charged to other comprehensive income (loss)	$(256)	$(219)

The combined weak market performance in 2002 and 2003 and declining interest rates have decreased the value of assets held in the US pension plans and have correspondingly increased the amount by which the pension plans are under-funded. As a result of the decline in the value of the pension plan assets and a decline in the interest rates, which increases the present value of the benefit obligations, Schlumberger recorded an additional non-cash pretax charge to Stockholders’ Equity of $37 million ($23 million after-tax) in 2004. At December 31, 2004, the cumulative non-cash pretax charge recorded in Stockholders’ Equity was $256 million ($159 million after-tax). A recovery in market returns in future periods may reverse a portion of the charge.

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were as follows:

	2004	2003
Assumed discount rate	6.00%	6.25%

Compensation increases	3.00%	3.00%

Return on plan assets	8.50%	8.50%

On December 31, 2004, there is no investment of the plan assets in Schlumberger common stock.

The following is a breakdown of the plan assets:

	(Stated in millions)

	2004	2003
US Equity - Actively managed	$480	$381
US Equity - Indexed	189	131
Non-US Equity	251	180
Long-term fixed income	276	257
Cash or cash equivalents	146	103
Other investments	44	55

	$1,386	$1,107

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

The expected long-term rate of return on assets is 8.5%. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed at least annually. The pension trust’s performance over the last 10 years has been an annualized return of 10.2%.

The expected benefits to be paid under the plan are as follows:

(Stated in millions)

2005	$91
2006	$93
2007	$94
2008	$97
2009	$100
2010 - 2014	$585

Non-US Pension Plans

Outside the US, subsidiaries of Schlumberger sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined contribution plans, funding and cost are generally based upon a predetermined percentage of employee compensation. Charges to expense in 2004, 2003 and 2002, were $39 million, $33 million and $33 million, respectively.

For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are funded through trusts in respect to past and current service. For all defined benefit plans, pension expense was $54 million, $35 million and $32 million in 2004, 2003 and 2002, respectively.

Based on plan assets and the projected benefit obligation, the only significant defined benefit plan is in the UK. The contribution in 2005 to the UK plan is expected to be between $30 million and $35 million.

Schlumberger uses a December 31 measurement date to calculate its end of year benefits obligations, fair value of plan assets and annual net periodic benefit cost.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2004	2003	2002
Assumed discount rate	5.60%	5.70%	5.75%

Compensation increases	4.00%	3.75% - 2.50%	4.00%

Return on plan assets	8.00%	8.50%	9.00%

Net pension cost in the UK plan for 2004, 2003 and 2002 (translated into US dollars at the average exchange rate for the periods), included the following components:

			(Stated in millions)

	2004	2003	2002
Service cost - benefits earned during the period	$24	$24	$25
Interest cost on projected benefit obligation	32	24	19
Expected return on plan assets [actual return: 2004 - $48;
2003 - $57; 2002 - $(42)]	(38)	(36)	(37)
Amortization of unrecognized loss	10	2	—

Net pension cost	$28	$14	$7

The change in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) was as follows:

		(Stated in millions)

	2004	2003
Projected benefit obligation at beginning of the year	$1,570	$1,142
Service cost	29	52
Interest cost	32	66
Contributions by Plan participants	2	7
Transfer in	34	18
Actuarial losses	32	165
Currency effect	52	152
Benefits paid	(16)	(32)
Disposals	22	—
SchlumbergerSema divestiture	(1,003)	—

Projected benefit obligation at end of the year	$754	$1,570

Plan assets at market value at beginning of the year	$1,108	$815
Actual return on plan assets	48	152
Currency effect	43	106
Employer contributions	34	47
Employee contributions	2	7
Transfer in	15	15
Benefits paid	(16)	(32)
Disposals	26	(2)
SchlumbergerSema divestiture	(668)	—

Plan assets at market value at end of the year	$592	$1,108

Excess of projected benefit obligation over assets	$(162)	$(462)
Unrecognized net loss	238	498
Unrecognized prior service cost	19	—
Unrecognized net asset at transition date	(1)	(1)

Pension asset	$94	$35

Assets of under-funded plans at market value at end of the year	$592	$882
Accumulated benefit obligation of under-funded plans at end of the year	(626)	(1,097)

Minimum liability of under-funded plans	(34)	(215)
Pension (asset) liability of under-funded plans	(94)	6
Intangible asset	19	—

Charged to other comprehensive income (loss)	$(109)	$(209)

The combined weak market performance in 2002 and 2003 and declining interest rates have decreased the value of assets held in the UK pension plans and have correspondingly increased the amount by which the pension plans are under-funded. As a result of the decline in the value of the pension plan assets and a decline in the interest rates, which increased the present value of the benefit obligations, Schlumberger recorded an additional non-cash pretax charge to Stockholders’ Equity of $7 million ($5 million after-tax) in 2004. At December 31, 2004, the cumulative non-cash pretax charge recorded in Stockholders’ Equity was $109 million ($76 million after-tax). A recovery in market returns in future periods may reverse a portion of the charge.

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were as follows:

	2004	2003
Assumed discount rate	5.40%	5.60%
Compensation increases	4.10%	4.00% - 3.50%

The following is a breakdown of the plan assets:

	(Stated in millions)

	2004	2003
Equity securities	$385	$818
Fixed income securities	118	178
Index linked gilts	63	56
Real estate	—	17
Other investments	26	39

	$592	$1,108

The trustees of all the UK plans determine their investment strategy with regard to the liability profile of each Fund on an individual basis and have determined benchmarks which they believe provide an adequate balance between maximizing the return on the assets and minimizing the risk of failing to meet the liabilities over the long-term.

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

The overall expected return on assets assumption is derived as the weighted average of the expected returns from each of the main asset classes. The expected return for each asset class reflects a combination of historical performance analysis, the forward looking views of the financial markets (as suggested by the yields available) and the views of investment organizations. Consideration is also given to the rate of return expected to be available for reinvestment. The pension trusts’ performance over the last 10 years has been an annualized return of 6.8%; over the last 15 years it is an annualized return of 8.0%.

The expected benefits to be paid under the plan are as follows:

(Stated in millions)

2005	$14
2006	$14
2007	$15
2008	$16
2009	$18
2010 - 2014	$122

Other Deferred Benefits

In addition to providing pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing. Expenses for these programs were $151 million, $134 million and $138 million in 2004, 2003 and 2002, respectively.

Health Care Benefits

Schlumberger and its US subsidiary provide health care benefits for certain active employees. The costs of providing these benefits are expensed when incurred, and aggregated $68 million, $70 million and $79 million in 2004, 2003 and 2002, respectively. Outside the US, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other than Pensions

Schlumberger and its US subsidiary provide certain health care benefits to former employees who have retired under the US pension plans.

On May 19, 2004, FASB Staff Position No. 106-2 (“FSP”) was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Schlumberger currently provides postretirement benefits to former employees who have retired under the US pension plans. For these former employees, the prescription drug benefit provided by Schlumberger would be considered to be actuarially equivalent to the benefit provided under the Act. As permitted by the FSP, Schlumberger prospectively adopted the provisions of the FSP effective July 1, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation (“APBO”) for the subsidy of approximately $82 million. The subsidy will result in a reduction in net periodic postretirement costs of approximately $12 million (pretax), of which $6 million was recorded during the third quarter of 2004 with the remaining portion being recorded in the fourth quarter of 2004. The components of this approximate $12 million in pretax savings are a reduction in interest costs on APBO of $5 million, a reduction of amortization of net loss of $4 million and a reduction in current period service costs of $3 million.

Schlumberger uses a December 31 measurement date to calculate its end of year benefit obligations and annual net periodic benefit cost.

The principal actuarial assumptions used to measure costs were a discount rate of 6.25% in 2004, 6.75% in 2003 and 7.25% in 2002. The overall medical cost trend rate assumption is 9.8% graded to 5% over the next six years and 5% thereafter.

Net periodic postretirement benefit cost in the US for 2004, 2003 and 2002, included the following components:

	(Stated in millions)

	2004	2003	2002
Service cost - benefits earned during the period	$29	$28	$21
Interest cost on accumulated postretirement benefit obligation	51	53	41
Amortization of unrecognized net loss and other	6	11	4

	$86	$92	$66

The change in accumulated postretirement benefit obligation and funded status on December 31, 2004 and 2003, was as follows:

	(Stated in millions)

	2004	2003
Accumulated postretirement benefit obligation at beginning of the year	$933	$676
Service cost	29	28
Interest cost	51	53
Actuarial (gains) losses	(44)	202
Benefits paid	(29)	(26)
Plan amendments	(107)	—

Accumulated postretirement benefit obligation at the end of the year	833	933
Unrecognized net loss	(269)	(326)
Unrecognized prior service cost/other	100	(2)

Postretirement benefit liability on December 31	$664	$605

In 2004, amendments to the plan were enacted whereby Schlumberger is no longer required to accrue for postretirement benefit obligations until employees attain the age of 40; at this time employees are now required to make an election to either participate and contribute to the plan, or not participate in the plan. Under the previous terms of the plan, Schlumberger was required to accrue for postretirement benefit obligations from the date of employment regardless of the employee’s age.

The components of the accumulated postretirement benefit obligation on December 31, 2004 and 2003, were as follows:

	(Stated in millions)

	2004	2003
Retirees	$420	$404
Fully eligible	222	162
Actives	191	367

	$833	$933

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 6.00% for 2004 and 6.25% for 2003.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2004 would have been $101 million, and the accumulated postretirement benefit obligation would have been $970 million on December 31, 2004.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2004 would have been $73 million, and the accumulated postretirement benefit obligation would have been $720 million on December 31, 2004.

25.	Supplementary Information

Cash paid for interest and income taxes for continuing operations was as follows:

	(Stated in millions)

Year ended December 31,	2004	2003	2002
Interest	$85	$354	$373
Income taxes	$253	$150	$251

Accounts payable and accrued liabilities are summarized as follows:

	(Stated in millions)

As at December 31,	2004	2003
Payroll, vacation and employee benefits	$631	$654
Trade	813	800
Taxes, other than income	190	160
Pension	290	543
Accrued expenses	832	1,005
Other	225	86

	$2,981	$3,248

Interest and other income includes the following:

	(Stated in millions)

Year ended December 31,	2004	2003	2002
Interest income	$56	$52	$69
Equity in net earnings of affiliated companies	94	75	64
Loss on sale of Atos Origin shares	(21)	—	—
Gain on sale of Hanover Compressor note	—	32	—
Gain on sale of investments	—	2	—
Gain on sale of financial instruments	—	5	6

	$129	$166	$139

Allowance for doubtful accounts is as follows:

Year ended December 31,	2004	2003
Balance at beginning of year	$128	$173
Provision in year	26	55
Written off in year	(27)	(65)
Reclassified to Assets held for Sale	(3)	(36)
Other [1]	(10)	1

Balance at end of year	$114	$128

1.	Includes business acquisitions and divestitures

Management’s Report on Internal Control Over Financial Reporting

The management of Schlumberger Limited is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) of the Securities Exchange Act of 1934. Schlumberger Limited’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Schlumberger Limited management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

Schlumberger Limited’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 78 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

We have completed an integrated audit of Schlumberger Limited’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 19 to the Consolidated Financial Statements, in 2003 the Company changed its accounting method for stock options.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 77 of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York

March 1, 2005

Quarterly Results

(UNAUDITED)

The following table summarizes Schlumberger’s results for each of the four quarters for the years ended December 31, 2004 and 2003. Revenue and Gross margin, which equals operating revenue less cost of goods sold and services, has been restated to exclude discontinued operations.

	(Stated in millions except per share amounts)

	Revenue	Gross Margin	Net Income	Earnings per share [7]
				Basic	Diluted
Quarters-2004
First [1]	$2,673	$552	$220	$0.37	$0.37
Second [2]	2,833	602	356	0.60	0.59
Third [3]	2,906	605	318	0.54	0.53
Fourth	3,068	679	330	0.56	0.55

	$11,480	$2,438	$1,224	$2.08	$2.04

Quarters-2003
First	$2,359	$469	$149	$0.26	$0.26
Second [4]	2,512	537	112	0.19	0.19
Third [5]	2,522	83	(55)	(0.09)	(0.09)
Fourth [6]	2,624	500	177	0.30	0.30

	$10,017	$1,589	$383	$0.66	$0.65

1.	Includes net, after-tax charges of $152 million.

2.	Includes net, after-tax charges of $33 million.

3.	Includes net, after-tax charges of $13 million.

4.	Includes debt extinguishment cost of $82 million.

[5]	Includes net, after-tax charges of $298 million.

[6]	Includes net, after-tax charges of $61 million.

[7]	The addition of earnings per share by quarter may not equal total earnings per share for the year.

*	Mark of Schlumberger

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A	Controls and Procedures

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (‘CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures. Based upon Schlumberger’s evaluation, the CEO and the CFO have concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Schlumberger files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in Schlumberger’s internal control over financial reporting during Schlumberger’s quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

See page 77 for Management’s Report on Internal Control Over Financial Reporting.

Item 9B	Other Information

NONE

PART III

Item 10	Directors and Executive Officers of Schlumberger

See Part I (on pages 7 and 8) for Item 10 information regarding Executive Officers of Schlumberger. The information with respect to the remaining portion of Item 10 is set forth in the first section under the captions, “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Members of the Committee of the Board of Directors,” and “Audit Committee,” in Schlumberger’s Proxy Statement to be filed for the 2005 Annual General Meeting, and is incorporated by reference.

Schlumberger had adopted a Code of Ethics that applies to all of it directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Schlumberger’s Code of Ethics is posted on its corporate governance website located at www.slb.com/ir. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on Schlumberger’s corporate governance website located at www.slb.com/ir.

Item 11	Executive Compensation

The information set forth under “Executive Compensation” (other than that set forth under the subcaptions “Corporate Performance Graph” and “Compensation Committee Report on Executive Compensation”) in Schlumberger’s Proxy Statement to be filed for the 2005 Annual General Meeting, is incorporated by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The information with respect to Item 12 is set forth in Schlumberger’s Proxy Statement to be filed for the 2005 Annual General Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

Equity Compensation Plan Information

The information with respect to “Equity Compensation Plan Information” is set forth in Schlumberger’s Proxy Statement to be filed for the 2005 Annual General Meeting under the caption “Equity Compensation Plan Information,” and such information is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions

Information regarding this item may be found on page 3, the last two sentences of footnote 1, in Schlumberger’s Proxy Statement to be filed for the 2005 Annual General Meeting and is incorporated by reference.

Item 14	Principal Accounting Fees and Services

Information concerning the fees billed by our independent auditor and the nature of services comprising the fees for each of the two most recent fiscal years in each of the following categories: (i) audit fees, (ii) audit – related fees, (iii) tax fees and (iv) all other fees, is set forth in the Audit Committee Report segment of Schlumberger’s Proxy Statement to be filed for the 2005 Annual General Meeting and is incorporated herein by reference.

Information concerning Schlumberger’s Audit Committee policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent auditor is set forth in the Audit Committee segment of Schlumberger’s Proxy Statement to be filed for the 2005 Annual General Meeting and is incorporated herein by reference.

PART IV

Item 15	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

		Page(s)
(1)	Financial Statements

	Consolidated Statement of Income for the three years ended December 31, 2004	37

	Consolidated Balance Sheet at December 31, 2004 and 2003	38

	Consolidated Statement of Cash Flows for the three years ended December 31, 2004	39

	Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2004	40 and 41

	Notes to Consolidated Financial Statements	42 to 76

	Report of Independent Registered Public Accounting Firm	77

	Quarterly Results (Unaudited)	80

Financial statements of 20% - 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required

(b)	The following Exhibits are filed or incorporated by reference as indicated in Index to Exhibits:

Deed of Incorporation as last amended on May 4, 2001	Exhibit 3.1

By-Laws as last amended on April 17, 2003	Exhibit 3.2

Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee	Exhibit 4.3

First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee	Exhibit 4.4

Schlumberger is party to a number of other long-term debt agreements that, pursuant to Regulation S-K, Item 601(b)(4)(iii), are not filed as exhibits. Schlumberger agrees to furnish copies of these agreements to the Commission upon its request.

Schlumberger 1994 Stock Option Plan* as amended on January 5, 1995	Exhibit 10.1

Schlumberger 1994 Stock Option Plan* Second Amendment	Exhibit 10.2

Schlumberger 1994 Stock Option Plan* Third Amendment	Exhibit 10.3

*	Compensatory plan required to be filed as an exhibit.

Schlumberger Limited Supplementary Benefit Plan* as amended on January 1, 1995	Exhibit 10.4

Schlumberger 1989 Stock Incentive Plan* as amended	Exhibit 10.5

Schlumberger 1989 Stock Incentive Plan* Third Amendment	Exhibit 10.6

Schlumberger Restoration Savings Plan	Exhibit 10.7

Schlumberger 1998 Stock Option Plan*	Exhibit 10.8

Schlumberger 1998 Stock Option Plan* First Amendment	Exhibit 10.9

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc. Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Non-Employee Directors *	Exhibit 10.10

Schlumberger 2001 Stock Option Plan*	Exhibit 10.11

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors*	Exhibit 10.12

Form of Option Agreement, Incentive Stock Option	Exhibit 10.13

Form of Option Agreement, Non-Qualified Stock Option	Exhibit 10.14

Subsidiaries	Exhibit 21

Consent of Independent Accountants	Exhibit 23

Powers of Attorney John Deutch, Jamie S. Gorlick, Andrew Gould, Tony Isaac, Adrian Lajous, André Lévy-Lang, Didier Primat, Nicolas Seydoux, Tore Sandvold, Linda G. Stuntz – dated January 20, 2005	Exhibit 24

Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2

Additional Exhibit: Form S-8 Undertakings	Exhibit 99

*	Compensatory plan required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLUMBERGER LIMITED

Date: March 3, 2005	By:	/s/ Frank A. Sorgie
Frank A. Sorgie Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director, Chairman and Chief Executive Officer
Andrew Gould	(Principal Executive Officer)

/s/ Jean-Marc Perraud	Executive Vice President and Chief Financial Officer
Jean-Marc Perraud	(Principal Financial Officer)

/s/ Frank A. Sorgie	Chief Accounting Officer
Frank A. Sorgie	(Principal Accounting Officer)

*	Director
John Deutch

*	Director
Jamie S. Gorelick

*	Director
Tony Isaac

*	Director
Adrian Lajous

*	Director
André Lévy-Lang

*	Director
Tore Sandvold

*	Director
Nicolas Seydoux

*	Director
Linda G. Stuntz

/s/ Ellen Summer	March 3, 2005
*By Ellen Summer Attorney-in-Fact

INDEX TO EXHIBITS

	Exhibit	Page
Deed of Incorporation as last amended on May 4, 2001 incorporated by reference to Form 10-Q for the period ended June 30, 2001	3.1	-

By-Laws as last amended on April 17, 2003, incorporated by reference to Exhibit 3 to Form 8-K filed April 17, 2003	3.2	-

Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement S-3 filed on September 12, 2003	4.3

First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee, incorporated by reference to Exhibit 4.4 to Registration Statement S-3 filed on September 12, 2003	4.4

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by reference to Exhibit 10(a) to Form 10-K for year 1995	10.1	-

Schlumberger 1994 Stock Option Plan - Second Amendment incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1999	10.2	-

Schlumberger 1994 Stock Option Plan - Third Amendment incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1999	10.3	-

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995, incorporated by reference to Exhibit 10(b) to Form 10-K for 1996	10.4	-

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(c) to Form 10-K for year 1995	10.5	-

Schlumberger 1989 Stock Incentive Plan - Third Amendment incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1999	10.6	-

Schlumberger Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to Form 10-K for year 1995	10.7	-

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for year 1997	10.8	-

Schlumberger 1998 Stock Option Plan - First Amendment incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1999	10.9	-

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc.; Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998	10.10	-

Schlumberger 2001 Stock Option Plan, incorporated by reference to Form 10-Q for the period ended March 31, 2001	10.11	-

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004	10.12	-

INDEX TO EXHIBITS

		Exhibit	Page
Form of Option Agreement, Incentive Stock Option, incorporated by reference to Exhibit 10.2 to Form 10-Q for quarter ended September 30, 2004		10.13	-

Form of Option Agreement, Non-Qualified Stock Option, incorporated by reference to Exhibit 10.3 to Form 10-Q for quarter ended September 30, 2004		10.14	-

Subsidiaries		21	89

Consent of Independent Accountants		23	90

Powers of Attorney John Deutch Jamie S. Gorelick Andrew Gould Tony Isaac Adrian Lajous André Lévy-Lang Didier Primat Tore Sandvold Nicolas Seydoux Linda G. Stuntz	dated: January 20, 2005	24	91

Additional Exhibits:

Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1	91

Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2	93

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1	94

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.2	95

Form S-8 Undertakings		99	96