Form 10-Q
period 2005-03-31
SCHLUMBERGER LTD /NV/
filed 2005-04-28
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: March 31, 2005	Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 EAST 53 STREET, 57th Floor NEW YORK, NEW YORK, U.S.A.	10022

42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
COMMON STOCK, $0.01 PAR VALUE	589,174,503

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Three Months Ended March 31,
	2005	2004
Operating revenue	$3,159,111	$2,672,968
Interest & other income	188,553	24,660
EXPENSES:
Cost of goods sold & services	2,405,132	2,121,067
Research & engineering	121,220	109,800
Marketing	10,062	8,710
General & administrative	85,422	76,262
Debt extinguishment costs	—	77,482
Interest	46,562	142,773

Income from Continuing Operations before taxes and minority interest	679,266	161,534
Taxes on income	137,696	45,826

Income from Continuing Operations before minority interest	541,570	115,708
Minority interest	(17,133)	(8,270)

Income from Continuing Operations	524,437	107,438
Income (Loss) from Discontinued Operations	(1,028)	112,848

Net Income	$523,409	$220,286

Basic earnings per share:
Income from Continuing Operations	$0.89	$0.18
Income from Discontinued Operations	—	0.19

Net Income	$0.89	$0.37

Diluted earnings per share:
Income from Continuing Operations	$0.87	$0.18
Income from Discontinued Operations	—	0.19

Net Income *	$0.86	$0.37

Average shares outstanding:
Basic	589,333	587,738
Assuming dilution	613,765	592,755

*	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

(Stated in thousands)

	Mar. 31, 2005 (Unaudited)	Dec. 31, 2004
ASSETS

CURRENT ASSETS:
Cash	$222,241	$223,503
Short-term investments	2,817,783	2,773,922
Receivables less allowance for doubtful accounts (2005 - $112,817; 2004 - $114,403)	2,979,832	2,663,642
Inventories	874,765	819,745
Deferred taxes	251,568	239,111
Other current assets	352,633	274,647
Assets held for sale	—	65,179

	7,498,822	7,059,749

FIXED INCOME INVESTMENTS, HELD TO MATURITY	228,750	203,750
INVESTMENTS IN AFFILIATED COMPANIES	909,707	883,598
FIXED ASSETS	3,774,730	3,761,729
MULTICLIENT SEISMIC DATA	309,783	346,522
GOODWILL	2,798,186	2,789,048
INTANGIBLE ASSETS	328,240	346,833
DEFERRED TAXES	342,108	343,584
OTHER ASSETS	212,484	265,964

	$16,402,810	$16,000,777

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,028,360	$2,980,790
Estimated liability for taxes on income	930,745	858,785
Dividend payable	124,611	111,136
Long-term debt - current portion	37,651	143,385
Bank & short-term loans	584,598	572,487
Liabilities held for sale	—	34,617

	4,705,965	4,701,200

LONG-TERM DEBT	3,946,058	3,944,180
POSTRETIREMENT BENEFITS	691,653	670,765
OTHER LIABILITIES	145,580	151,457

	9,489,256	9,467,602

MINORITY INTEREST	436,296	416,438

STOCKHOLDERS’ EQUITY:
Common stock	2,510,874	2,454,219
Income retained for use in the business	6,687,500	6,287,905
Treasury stock at cost	(1,723,958)	(1,684,394)
Accumulated other comprehensive loss	(997,158)	(940,993)

	6,477,258	6,116,737

	$16,402,810	$16,000,777

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in thousands)

	Three Months Ended Mar. 31,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$524,437	$107,438
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	328,465	325,610
Charges and credits, net of tax & minority interest (2)	(134,381)	152,163
Earnings of companies carried at equity, less dividends received	(23,506)	(23,291)
Increase in deferred taxes	(1,876)	(66,659)
Stock based compensation expense	8,845	6,458
Provision for losses on accounts receivable	5,807	5,174
Change in operating assets and liabilities excluding acquisitions/divestitures:
Increase in receivables	(331,263)	(277,067)
Increase in inventories	(55,737)	(66,562)
Increase in other current assets	(41,526)	(2,108)
Decrease in accounts payable and accrued liabilities	(18,820)	(222,425)
Increase in estimated liability for taxes on income	74,527	105,177
Increase in postretirement benefits	20,883	20,394
Other - net	(1,841)	32,614

NET CASH PROVIDED BY OPERATING ACTIVITIES	354,014	96,916

Cash flows from investing activities:
Purchase of fixed assets	(315,381)	(196,806)
Multiclient seismic data capitalized	(16,071)	(12,138)
Capitalization of intangible assets	(9,027)	(10,983)
Proceeds from the sale of fixed assets & other	(762)	5,795
Sale of Atos shares	—	613,440
Proceeds from business divestitures	21,871	696,613
Sale of Montrouge facility	229,801	—
Sale (purchase) of investments, net	(72,133)	241,404

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(161,702)	1,337,325

Cash flows from financing activities:
Dividends paid	(110,339)	(109,849)
Proceeds from employee stock purchase plan	5,837	39,367
Proceeds from exercise of stock options	45,775	82,572
Stock repurchase program	(73,007)	—
Proceeds from issuance of long-term debt	892,851	30,641
Debt extinguishment costs	—	(76,281)
Payments of principal on long-term debt	(965,135)	(1,618,497)
Net increase in short-term debt	11,571	83,620

NET CASH USED BY FINANCING ACTIVITIES	(192,447)	(1,568,427)

Discontinued operations	(1,028)	57,445

Net decrease in cash before translation	(1,163)	(76,741)
Translation effect on cash	(99)	(123)
Cash, beginning of period	223,503	234,192

CASH, END OF PERIOD	$222,241	$157,328

(1)	Includes multiclient seismic data costs.
(2)	See Note 2 – Charges and credits – Continuing Operations.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Stated in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
Balance, January 1, 2005	$2,454,219	$(1,684,394)	$6,287,905	$52,773	$(235,271)	$(758,495)	$—
Net income			523,409				523,409
Hanover stock marked to market, net of tax				(17,938)			(17,938)
Derivatives marked to market, net of tax				(25,459)			(25,459)
Translation adjustment						224	224
Minimum pension liability - (US/UK Plans)					(21,800)		(21,800)
Tax benefit on minimum pension liability					8,808		8,808
Dividends declared			(123,814)
Stock repurchase plan		(73,007)
Proceeds from employee stock purchase plan	23,614	11,864
Proceeds from shares sold to optionees less shares exchanged	24,196	21,579
Stock based compensation cost	8,845

Balance, March 31, 2005	$2,510,874	$(1,723,958)	$6,687,500	$9,376	$(248,263)	$(758,271)	$467,244

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2005	667,106,015	(78,604,352)	588,501,663
Employee stock plan	—	607,794	607,794
Stock repurchase plan	—	(1,012,700)	(1,012,700)
Shares sold to optionees less shares exchanged	—	1,077,746	1,077,746

Balance, March 31, 2005	667,106,015	(77,931,512)	589,174,503

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The December 31, 2004 balance sheet information has been derived from the audited 2004 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 4, 2005.

Certain items from prior year have been reclassified to conform to the current year presentation.

2. Charges and Credits– Continuing Operations

2005

In March 2005, Schlumberger sold its facility in Montrouge, France to a third party for $230 million resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest and other income in the Consolidated Statement of Income. This transaction included the utilization of a deferred tax asset that was previously offset by a valuation allowance of approximately $51 million. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

2004

Debt Extinguishment Costs

In March 2004, Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.50% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €7 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. As a result, Schlumberger recorded a pretax and after-tax charge of $77 million, which included market and tender premiums, and transaction costs. This charge is classified in Debt extinguishment costs in the Consolidated Statement of Income.

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

The following is a summary of the above 2004 charges:

	(Stated in millions)

	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$77	$—	$77
- Restructuring program charges	20	6	14
- Loss on sale of Atos Origin shares	14	—	14
- Loss recognized on interest-rate swaps	73	27	46

	$184	$33	$151

3. Business Divestitures – Discontinued Operations

During the first quarter of 2005, Schlumberger completed the sales of its Global Tel*Link, Public Phones and Essentis businesses for $18 million in cash. At December 31, 2004, the assets and liabilities of these businesses that were subsequently eliminated from Schlumberger’s Consolidated Balance Sheet, were aggregated and presented as Assets held for sale ($65 million) and Liabilities held for sale ($35 million).

During 2004, Schlumberger completed the sales of the following businesses: SchlumbergerSema, Telcom Billing Software, Infodata, Business Continuity, Axalto, Electricity Metering North America and Telecom Messaging.

During the first quarter of 2004, Schlumberger recognized gains, net of taxes, related to the divestitures of SchlumbergerSema, Telecom Billing Software and Infodata of $26 million, $17 million and $48 million, respectively. The results of all of these divested business are reported as Discontinued Operations in the Consolidated Statement of Income.

The following table summarizes the results of these discontinued operations during the first quarter of 2005 and 2004:

	(Stated in millions)

Three months ended March 31,	2005	2004
Revenue	$—	$364

Income (loss) before tax	(1)	28
Tax expense	—	6
Gains on disposal, net of tax	—	91

Income from discontinued operations	$(1)	$113

4. Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

(Stated in thousands except per share amounts)

	2005			2004
Three Months	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Basic	$524,437	589,333	$0.89	$107,438	587,738	$0.18

Dilutive effect of convertible debentures	7,197	19,105		—	—
Dilutive effect of options	—	5,327		—	5,017

Diluted	$531,634	613,765	$0.87	$107,438	592,755	$0.18

At March 31, 2005 and 2004, approximately 8.1 million and 12.4 million, respectively, of outstanding options to purchase shares of common stock were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect. In addition, the computation of diluted earnings per share at March 31, 2004 also excludes the effects of approximately 19.1 million common shares issuable upon conversation of the 1.5% Series A Convertible Debentures and the 2.125% Series B Convertible Debentures as their inclusion would have also had an anti-dilutive effect.

5. Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on March 31, 2005 was $739 million and on December 31, 2004 was $716 million. Schlumberger’s equity income from this joint venture, which is included in Interest and other income in the Consolidated Statement of Income, was $19 million in the first quarter of 2005 and $17 million in the first quarter of 2004.

6. Securitization

A wholly owned subsidiary of Schlumberger has an agreement to sell, on an ongoing basis, up to $250 million of an undivided interest in its accounts receivable. The amount currently drawn under this agreement totaled $194 million at March 31, 2005. Unless extended by amendment, the agreement expires in September 2005. Schlumberger does not have any retained interest in the accounts receivable sold under this agreement.

7. Inventory

A summary of inventory follows:

	(Stated in millions)

	Mar. 31 2005	Dec. 31 2004
Raw Materials & Field Materials	$851	$812
Work in Process	77	59
Finished Goods	70	74

	998	945
Reserves	(123)	(125)

	$875	$820

8. Fixed Assets

A summary of fixed assets follows:

(Stated in millions	)

	Mar. 31 2005	Dec. 31 2004
Property plant & equipment	$11,101	$11,069
Less: Accumulated depreciation	7,326	7,307

	$3,775	$3,762

9. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions	)

Balance at December 31, 2004	$347
Capitalized in period	16
Charged to cost of goods sold & services	(53)

Balance at March 31, 2005	$310

10. Goodwill

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2005 are as follows:

(Stated in millions)

	Oilfield Services	Western Geco	Total
Balance at December 31, 2004	$2,545	244	$2,789
Additions	8	—	8
Other	6	—	6
Impact of change in exchange rates	(5)	—	(5)

Balance at March 31, 2005	$2,554	$244	$2,798

11. Intangible Assets

A summary of intangible assets follows:

(Stated in millions	)

	Mar. 31 2005	Dec. 31 2004
Gross book value	$592	$591
Less: Accumulated amortization	264	244

	$328	$347

The amortization charged to income was $20 million during the first quarter of 2005 and $21 million for the same period in 2004.

At March 31, 2005, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	(Stated in millions)
	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$406	$147	5 - 10 years
Technology	147	83	5 - 10 years
Patents	12	8	5 - 10 years
Other	27	26	1 - 15 years

	$592	$264

The weighted average amortization period for all intangible assets is approximately 6 years.

12. Stock Compensation Plans

As of March 31, 2005, Schlumberger had two types of stock-based compensation plans which are described in Schlumberger’s 2004 Annual Report on Form 10-K. Schlumberger recorded stock-based compensation expense in the Consolidated Statement of Income under SFAS 123 commencing in the third quarter of 2003, on a prospective basis for grants after January 1, 2003. The effect of stock based compensation expense on net income in the first quarter of 2005 was $8.8 million in the first quarter of 2005 and $6.5 million in the first quarter of 2004. Schlumberger applied APB 25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards prior to January 1, 2003, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)
	Period Ended March 31,
	2005	2004
Net income
As reported	$523	$220
Proforma adjustments:
Cost of Stock Options	(6)	(14)
Tax benefit	1	1

Proforma	$518	$207

Basic earnings per share
As reported	$0.89	$0.37
Proforma adjustments:
Cost of Stock Options	(0.01)	(0.02)

Pro forma	$0.88	$0.35

Diluted earnings per share
As reported	$0.86	$0.37
Proforma adjustments:
Cost of Stock Options	(0.01)	(0.02)

Pro forma	$0.85	$0.35

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (Share-Based Payment.) The standard amends SFAS 123 (Accounting for Stock Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. Schlumberger will apply the modified prospective method whereby compensation cost will be recognized for the unamortized portion of vested awards outstanding at January 1, 2006, the effective date of SFAS 123R, and granted after January 1, 1995. Such cost will be recognized in Schlumberger’s financial statements over the remaining vesting period. As described above, in 2003 Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148 on a prospective basis for grants after January 1, 2003. Therefore, effective January 1, 2006, Schlumberger will have to apply the provisions of SFAS 123R to the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002. The adoption of this standard is currently expected to reduce Schlumberger’s earnings by approximately $23 million in 2006 and $6 million in 2007.

13. Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	(Stated in millions)

	First Quarter
	2005	2004
United States	$182	$3
Outside United States	497	159

Pretax income	$679	$162

Schlumberger reported charges and credits in continuing operations during the first quarters of 2005 and 2004. These are more fully described in Note 2 - Charges and credits – Continuing Operations. US pretax results in the first quarter of 2005 included charges of $2 million. Outside the US, the pretax results in the first quarter of 2005 included a net credit of approximately $136 million, primarily relating to the sale of a facility. The US pretax results in the first quarter of 2004 included charges of $93 million related to the US Interest Rate Swap and the restructuring program. Outside the US, pretax results included charges of $91 million related to the debt extinguishment costs and the loss on sale of Atos Origin common stock.

The components of net deferred tax assets were as follows:

	(Stated in millions)

	Mar. 31 2005	Dec. 31 2004
Postretirement and other long-term benefits	$254	$251
Current employee benefits	138	123
Fixed assets, inventory and other	188	196
Net operating losses	14	13

	$594	$583

The deferred tax assets relating to net operating losses at March 31, 2005 and December 31, 2004 are net of valuation allowances in certain countries of $254 million and $312 million, respectively.

The components of consolidated income tax expense from continuing operations were as follows:

	(Stated in millions)

	First Quarter
	2005	2004
Current:
United States - Federal	$54	$26
United States - State	9	2
Outside United States	84	41

	$147	$69

Deferred:
United States - Federal	$(6)	$(23)
United States - State	(1)	—
Outside United States	47	(4)
Valuation allowance	(49)	4

	$(9)	$(23)

Consolidated taxes on income	$138	$46

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	First Quarter
	2005	2004
US federal statutory rate	35	35
US state income taxes	1	1
Non US income taxed at different rates	(9)	(8)
Effect of equity method investment	(1)	(2)
Minority partner’s share of LLC earnings	(1)	(1)
Valuation allowance (excluding charges and credits)	1	2
Other	(1)	(5)
Charges and credits	(5)	6

Effective income tax rate	20	28

The charges and credits described in Note 2 Charges – Continuing Operations, including the associated effect of changes in valuation allowance, decreased Schlumberger’s effective tax rate by five percentage points in the first quarter of 2005 and increased Schlumberger’s effective tax rate by six percentage points in the first quarter of 2004.

14. Contingencies

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

15. Segment Information

Schlumberger operates two primary reportable business segments: Oilfield Services and WesternGeco.

Prior periods have been restated so as to be comparable with the current reporting structure.

	(Stated in millions)

	FIRST QUARTER 2005					FIRST QUARTER 2004
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$868	$134	$—	$69	$203	$725	$82	$—	$41	$123
Latin America	469	51	—	13	64	395	49	—	12	61
Europe/CIS/W. Africa	751	99	—	25	124	648	85	—	21	106
Middle East & Asia	668	153	—	21	174	559	121	—	18	139
Elims/Other	23	(9)	—	3	(6)	32	(10)	—	4	(6)

	2,779	428	—	131	559	2,359	327	—	96	423

WesternGeco	378	25	11	28	64	313	10	4	20	34

Elims & Other	2	(38)	6	(21)	(53)	1	(23)	4	(38)	(57)

	$3,159	$415	$17	$138		$2,673	$314	$8	$78

Interest Income					19					14
Interest Expense (1)					(44)					(68)
Charges and credits (2)					134					(184)

					$679					$162

1.	Excludes interest expense included in the Segment results ($2 million in 2005; $1 million in 2004).
2.	See Note 2 Charges and credits – Continuing Operations.

16. Pension and Other Postretirement Benefits

Net pension cost in the US for the first quarter of 2005 and 2004 included the following components:

	(Stated in millions)

	First Quarter
	2005	2004
Service cost - benefits earned during period	$13	$13
Interest cost on projected benefit obligation	26	25
Expected return on plan assets	(25)	(23)
Amortization of prior service cost/other	1	3
Amortization of unrecognized net loss	6	5

Net pension cost	$21	$23

Net pension cost in the UK plan for the three months ended March 2005 and 2004 included the following components:

	(Stated in millions)

	First Quarter
	2005	2004
Service cost - benefits earned during period	$6	$6
Interest cost on projected benefit obligation	10	8
Expected return on plan assets	(12)	(10)
Amortization of unrecognized loss	4	3

Net pension cost	$8	$7

Net postretirement benefit cost in the US for the first quarter of 2005 and 2004 included the following components:

	(Stated in millions)

	First Quarter
	2005	2004
Service cost - benefits earned during period	$9	$7
Interest cost on accumulated postretirement benefit obligation	13	13
Amortization of unrecognized net loss/other	—	1

Net postretirement benefit cost	$22	$21

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	First Quarter
	2005	2004	% chg
Oilfield Services
Operating Revenue	$2,779	$2,359	18%
Pretax Operating Income	$559	$423	32%

WesternGeco
Operating Revenue	$378	$313	21%
Pretax Operating Income	$64	$34	89%

Pretax operating income represents income before taxes and minority interest, excluding interest income, interest expense and amortization of intangibles, a net pretax credit of $134 million in the first quarter of 2005 and a pretax charges of $184 million in the first quarter of 2004 (see pages 6 and 7 for the description of charges and credits).

First Quarter 2005 Compared to First Quarter 2004

Operating revenue for the first quarter of 2005 was $3.16 billion versus $2.67 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $679 million in 2005 compared to $162 million in 2004. The 2005 results include net pretax credits of $134 million. The 2004 results include pretax charges of $184 million. These credits and charges are described in detail on pages 6 and 7.

Net income for the first quarter of 2005, was $523 million compared to $220 million in the first quarter of last year. Net income includes a loss from discontinued operations of $1 million in the first quarter of 2005 compared to a gain from discontinued operations of $113 million in the first quarter of last year.

Oilfield Services revenue of $2.78 billion increased 2% sequentially and 18% compared to the same quarter of last year. Pretax business segment operating income of $559 million increased 16% sequentially and 32% year-on-year.

WesternGeco revenue of $378 million increased 14% sequentially and 21% year-on-year. Pretax business segment operating income of $64 million increased 48% sequentially and 89% year-on-year.

OILFIELD SERVICES

First-quarter revenue of $2.78 billion was 2% higher sequentially but increased 18% year-on-year. Pretax operating income of $559 million increased 16% sequentially and grew 32% year-on-year.

Overall, sequential revenue increases were highest in the Canada, North Sea, Nigeria, West Africa and the Gulf GeoMarkets. Demand was particularly strong for Drilling & Measurements and Well Services technologies.

Robust year-on-year revenue growth was experienced across all regions with the Canada, US Land, Russia, Nigeria, the Gulf and India GeoMarkets posting the highest increases. By technology, all service segments recorded double-digit increases.

Pretax operating income recorded exceptional sequential growth driven by accelerating pricing and asset utilization levels in US Land and Canada; strengthening levels of activity in West Africa; and a more favorable mix of activity in Latin America.

North America

Revenue of $868 million increased 2% sequentially and 20% year-on-year. Pretax operating income of $203 million increased 29% sequentially and 65% year-on-year.

The sequential revenue increase was primarily driven by Canada with maximum equipment and personnel utilization, higher pricing levels and increased demand for high-tier services. This revenue growth rate was partially reduced by the absence of any turnkey drilling operations as this activity was exited in the prior quarter.

The year-on-year revenue growth was mainly fueled by strong pricing gains in US Land and by Wireline and Well Services technologies with fracturing crews operating at near capacity.

The robust growth in pretax operating income was driven by improvements in pricing, particularly for Well Services and Wireline technologies, and activity ramp-up in US Land and Canada, coupled with much higher margins in the Gulf Coast—a consequence of the absence of turnkey drilling operations in the quarter.

Latin America

Revenue of $469 million declined 4% sequentially but was 19% higher year-on-year. Pretax operating income of $64 million increased 22% sequentially and 5% compared to the same quarter of last year.

Revenue in Mexico, while growing significantly year-on-year, fueled by large integrated projects, declined sequentially as the result of much lower levels of third-party managed services revenue associated with these projects.

Sequentially, lower activity in Western Venezuela was partially offset by increased revenue from PDVSA in other areas. During the quarter, an important milestone was passed in reaching an agreement with PDVSA for moving forward to resolve issues related to the PRISA project. This agreement included a payment of a significant amount of the outstanding receivables, a framework for future activity on the project and for resolution of some past issues, including negotiation of outstanding receivables.

Sequential revenue growth in the Latin America South GeoMarket was due mainly to higher Well Completions & Productivity, Drilling & Measurements and Wireline activity in Brazil and Argentina, where the Repsol D-150 Integrated Project Management (IPM) operation reached the 100-well milestone.

The strong sequential pretax operating income improvement was experienced evenly across all the GeoMarkets with an improved drilling environment in the Venezuela/Trinidad/Tobago GeoMarket and a better revenue mix in the Mexico/Central America GeoMarket between Schlumberger technologies and third-party managed services.

Europe/CIS/West Africa

Revenue of $751 million increased 7% sequentially and 16% year-on-year. Pretax operating income of $124 million increased 16% both sequentially and year-on-year.

Sequential revenue growth was mainly driven by North Africa, Nigeria and West Africa with increases in Well Completions & Productivity, Wireline and Drilling & Measurements technologies. Activity was robust in the North Sea, particularly due to growth in Schlumberger Information Solutions and Well Completions & Productivity technologies. However, growth was somewhat offset by adverse weather early in the quarter.

In the Russia GeoMarket, activity grew significantly, driven by recovery of activity in Yuganskneftegaz that reached pre-September 2004 levels towards the end of the quarter. Increased demand for stimulation and cementing technologies and strengthening IPM operations were experienced across the GeoMarket. The demand for, and speed of, technology uptake remains strong.

Most GeoMarkets recorded double-digit increases year-on-year, led by Nigeria with higher rig count spurring growth in Drilling & Measurements and Wireline technologies; in West Africa mainly from Well Completions & Productivity technologies; and in Continental Europe with stronger activity across all technologies.

The robust sequential growth in operating income was mainly in Western Africa and Nigeria from increasing activity and pricing improvements combined with the resumption of activities for Yuganskneftgaz in Russia following shut-downs in the prior quarter.

Middle East & Asia

Revenue of $668 million was flat sequentially but grew 19% year-on-year. Pretax operating income of $174 million declined 4% sequentially but increased 25% year-on-year.

The flat sequential revenues resulted from the revenue growth in the Thailand/Vietnam, East Africa and East Mediterranean, and the Gulf GeoMarkets, were offset by reduced deepwater activity in the Malaysia/Brunei/Philippines and Indonesia GeoMarkets.

Year-on-year revenue growth was led by the Malaysia/Brunei/Philippines GeoMarket with high demand for Well Completions & Productivity, Wireline and Drilling & Measurements technologies. Increased offshore exploration activity in India, start-up of Wireline services for PDO in Oman, and burgeoning gas activity in Qatar also contributed to this growth.

The sequential decline in operating income resulted from seasonal effects and from increased personnel costs associated with the preparation of new contracts and activity. These contracts will only take full effect in the coming quarters.

WESTERNGECO

First-quarter revenue of $378 million was 14% higher sequentially and 21% higher compared to the same period of last year. Pretax operating income of $64 million increased 48% sequentially and 89% year-on-year.

Sequentially, Land revenue increased mainly in the Middle East reflecting higher conventional activity in Saudi Arabia, Chad, Algeria and Pakistan, and increased Q-Land* activity in Kuwait; partially offset by the completion of a project in Mexico and of a 2D-Transitional project in New Zealand.

Marine revenue increased mainly in Asia with three conventional vessels working at higher prices, full utilization of the Q* vessel Topaz in India and increased activity for the Neptune on the Q Magno survey in Mexico; partially offset by lower activity in Europe.

Multiclient sales increased to $141 million in the first quarter of 2005, mainly in North America following the Central Gulf of Mexico lease sale. Approximately 70% of the surveys sold in the first quarter of 2005 had no net book value due to prior amortization of capitalized costs (compared to 50% in 2004) and only 3% of the surveys sold were impaired in 2003 and 2002. Multiclient sales were $135 million in the first quarter of 2004.

Data Processing declined slightly mainly due to seasonally lower activity in West Africa, Europe and North America.

Year-on-year revenue growth was driven by Marine, reflecting strong utilization and pricing, and by Land reflecting four additional crews working in the Middle East. Data Processing also contributed to this improvement with stronger Q processing and higher activity in the Middle East and Asia.

Sequential and year-on-year improvements in pretax income were mainly in Marine, resulting from significantly higher utilization for both Q and conventional seismic, improved pricing and increased Multiclient sales. Land also contributed to the improvement mainly in the Middle East and in Algeria due to higher revenue.

Q-Marine* utilization remained high during the quarter. The conversion of the previously announced fifth Q vessel will be completed in early summer 2005.

The WesternGeco backlog at the end of the first quarter was $668 million, flat sequentially but increasing by almost 40% year-on-year.

INCOME STATEMENT

Interest income of $19 million increased $5.4 million compared to the same quarter last year. The average return on investment increased from 1.8% to 2.8% year-over-year. The average investment balance of $2.8 billion decreased $321 million as compared to last year. Gross margin increased from 20.6% in 2004 to 23.9% in 2005, due to a combination of record activity levels in Oilfield Services, with operations at capacity in a number of regions, and continued pricing improvements in both Oilfield Services and WesternGeco. As a percentage of revenue, marketing expense was flat compared to last year and research & engineering expense decreased 0.3% from last year. General and administrative expense as a percentage of revenue decreased from 2.9% to 2.7%. Interest expense of $47 million decreased $22.7 million compared to same quarter last year. Excluding the impact of the $73 million charge in 2004 related to the US interest rate swaps described on page 6, average borrowing rates increased from 4.0% to 4.1% compared to the same quarter last year. The average debt balance of $4.6 billion decreased $2.3 billion over the same quarter last year.

The effective tax rate for the first quarter of 2005 was 20.3% compared to 28.4% in the prior year. The rate in 2005 reflects the impact of the $146 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance and had the effect of lowering the effective tax rate during the first quarter by 5.5%. The rate in 2004 reflects the impact of the $77 million of costs associated with the repurchase of European bonds, which was not tax effective. Excluding the impact of these transactions, the effective tax rate increased from the first quarter of 2004 to the first quarter of 2005. This increase is primarily attributable to a different geographic mix, with a higher proportion of operating income derived from North America in both Oilfield Services and WesternGeco.

Charges and Credits – Continuing Operations

2005

In March 2005, Schlumberger sold its facility in Montrouge, France to a third party for $230 million resulting in a pretax and after-tax gain, of approximately $146 million, which is classified in Interest and other income in the Consolidated Statement of Income. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold and services in the Consolidated Statement of Income.

2004

Debt Extinguishment Costs

In March 2004, Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.50% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €7 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. As a result, Schlumberger recorded a pretax and after-tax charge of $77 million, which included market and tender premiums, and transaction costs. This charge is classified in Debt extinguishment costs in the Consolidated Statement of Income.

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

The following is a summary of the above 2004 charges:

	(Stated in millions)

	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$77	$—	$77
- Restructuring program charges	20	6	14
- Loss on sale of Atos Origin shares	14	—	14
- Loss recognized on interest-rate swaps	73	27	46

	$184	$33	$151

Discontinued Operations

During the first quarter of 2005, Schlumberger completed the sales of its Global Tel*Link, Public Phones and Essentis businesses for $18 million in cash. At December 31, 2004, the assets and liabilities of these businesses that were subsequently eliminated from Schlumberger’s Consolidated Balance Sheet were aggregated and presented as Assets held for sale ($65 million) and Liabilities held for sale ($35 million).

During 2004, Schlumberger completed the sales of the following businesses: SchlumbergerSema, Telcom Billing Software, Infodata, Business Continuity, Axalto, Electricity Metering North America and Telecom Messaging.

During the first quarter of 2004 Schlumberger recognized gains, net of taxes, related to the divestitures of SchlumbergerSema, Telecom Billing Software and Infodata of $26 million, $17 million and $48 million, respectively. The results of all of these divested business are reported as Discontinued Operations in the Consolidated Statement of Income.

The following table summarizes the results of these discontinued operations during the first quarter of 2004:

	(Stated in millions)

Three months ended March 31,	2005	2004

Revenues	$—	$364

Income (loss) before tax	(1)	28
Tax expense	—	6
Gains on disposal, net of tax	—	91

Income from discontinued operations	$(1)	$113

CASH FLOW

During the first three months of 2005, cash provided by operations was $354 million as net income plus depreciation/amortization and charges/credits, including the gain on the sale of the Montrouge facility, were only partially offset by increases in customer receivables and inventories. Cash used by investing activities was $162 million with proceeds from the sale of the Montrouge facility ($230 million) mainly offset by investments in fixed assets ($315 million). Cash used by financing activities was $192 million as the payment of dividends to shareholders ($110 million), stock repurchase plan ($73 million) and a net reduction in debt of $61 million were only partially offset by the proceeds from employee stock plans ($52 million).

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

(Stated in millions)

Three Months	2005
Net Debt, beginning of period	$(1,459)
Net income from continuing operations	524
Excess of equity income over dividends received	(24)
Charges and credits, net of tax and minority interest	(134)
Depreciation and amortization	328
Increase in working capital requirements	(370)
Capital expenditures	(331)
Dividends paid	(110)
Proceeds from stock plans	52
Proceeds from business divestitures	25
Proceeds from the sale of Montrouge facility	230
Stock purchase program	(73)
Other	14
Translation effect on net debt	28

Net Debt, end of period	$(1,300)

(Stated in millions)

Components of Net Debt	Mar. 31 2005	Dec. 31 2004
Cash and short-term investments	$3,040	$2,997
Fixed income investments, held to maturity	228	204
Bank loans and current portion of long-term debt	(622)	(716)
Long-term debt	(3,946)	(3,944)

	$(1,300)	$(1,459)

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our first quarter 2005 earnings release, our most recent Form 10-K and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Non-US Operations

Schlumberger derives a significant portion of its revenues from non-US operations, which subject Schlumberger to risks which may affect such operations. Schlumberger’s non-US operations accounted for approximately 69% of our consolidated revenues the first quarters of both 2005 and 2004. Risks which may adversely affect our operations in such countries include unsettled political and economic conditions in certain areas, exposure to possible expropriation or other governmental actions, social unrest, acts of terrorism, outbreak of war or other armed conflict, deprivation of contract rights, exchange control and currency fluctuation. In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan and Libya, which are subject to trade, economic or other restrictions imposed by the US government. Although it is impossible to predict such occurrences or their effects on Schlumberger, management believes these risks are acceptable. Management also believes that the geographical diversification of our activities reduces the risk that loss of operations in any one country would be material to all the operations taken as a whole.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2004. Schlumberger’s exposure to market risk has not changed materially since December 31, 2004.

Item 4: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

*	Mark of Schlumberger

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Share Repurchases

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million shares to be acquired in the open market before December 2006, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the quarter ended March 31, 2005.

(Stated in thousands except per share amounts	)

	Total Number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of publicly announced program	Maximum Number of shares that may yet be purchased under the program
January 1 through January 31, 2005	—	$—	—	9,851.8
February 1 through February 28, 2005	275.3	$68.78	275.3	9,576.5
March 1 through March 31, 2005	737.4	$73.33	737.4	8,839.1

	1,012.7	$72.09	1,012.7

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

Item 4: Submission of Matters to a Vote of Security Holders

a)	The Annual General Meeting of Stockholders of the Registrant (“the Meeting”) was held on April 13, 2005.

b)	At the Meeting, the number of Directors was fixed at 12 and the following 12 individuals were elected to comprise the entire Board of Directors of the Registrant, each to hold office until the next Annual General Meeting of Stockholders and until a director’s successor is elected and qualified or until a director’s death, resignation or removal. All of the nominees, except Michael E. Marks and Rana Talwar, were directors who were previously elected by the stockholders.

John Deutch

Jamie S. Gorelick

Andrew Gould

Tony Isaac

Adrian Lajous

André Lévy-Lang

Michael E. Marks

Didier Primat

Tore I. Sandvold

Nicolas Seydoux

Linda Gillespie Stuntz

Rana Talwar

c)	The Meeting also voted (i) to adopt and approve the Company’s Consolidated Balance Sheet as at December 31, 2004, its Consolidated Statement of Income for the year ended December 31, 2004, and the declaration of dividends reflected in the Company’s 2004 Annual Report to Stockholders; (ii) to approve mandatory amendments to the Company’s Articles of Incorporation; (iii) to approve voluntary amendments to the Articles of Incorporation; (iv) to approve and adopt the Schlumberger 2005 Stock Option Plan; (v) to approve and adopt an amendment to the Schlumberger Discounted Stock Purchase Plan and (vi) to approve the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the accounts of the Company for the year 2005.

The votes cast were as follows:

Directors	For	Withheld
John Deutch	357,396,755	136,667,686
Jamie S. Gorelick	488,854,213	5,210,228
Andrew Gould	484,777,456	9,286,985
Tony Isaac	489,369,815	4,694,626
Adrian Lajous	489,379,712	4,684,729
André Lévy-Lang Michael E. Marks Didier Primat	484,402,996 489,286,937 424,786,130	9,661,445 4,777,504 69,278,311
Tore I. Sandvold	489,220,317	4,844,124
Nicolas Seydoux	484,591,042	9,473,399
Linda G. Stuntz	484,692,880	9,371,561
Rana Talwar	488,832,584	5,231,857

Financials:

For	Against	Abstain
478,363,520	591,227	15,109,694

Mandatory Amendments to the Articles of Incorporation:

For	Against	Abstain
413,035,653	7,638,426	5,125,597

Voluntary Amendments to the Articles of Incorporation:

For	Against	Abstain
409,295,837	11,178,638	5,325,201

Schlumberger 2005 Stock Option Plan:

For	Against	Abstain
410,619,746	10,598,931	4,580,999

Amendment to Schlumberger Discounted Stock Purchase Plan:

For	Against	Abstain
417,754,868	3,495,272	4,549,536

PricewaterhouseCoopers:

For	Against	Abstain
484,469,619	5,678,875	3,915,947

Item 6: Exhibits

Exhibit 3.1 Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) as last amended and restated on April 13, 2005 (incorporated by reference to Appendix 1 to Schlumberger’s definitive proxy statement for the 2005 Annual General Meeting of Stockholders held on April 13, 2005).

Exhibit 3.2 Amended and Restated Bylaws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

Exhibit 10.1 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

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

Schlumberger Limited
(Registrant)

Date: April 28, 2005	/s/ Frank A. Sorgie
Frank A. Sorgie
Chief Accounting Officer and Duly Authorized Signatory