Form 10-Q
period 2005-06-30
SCHLUMBERGER LTD /NV/
filed 2005-07-28
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: June 30, 2005	Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 EAST 53rd STREET, 57th Floor NEW YORK, NEW YORK, U.S.A.	10022

42, RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

PARKSTRAAT 83 THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code: (212) 350-9400

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
COMMON STOCK, $0.01 PAR VALUE	588,301,524

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Period Ended June 30,
	Second Quarter		Six Months
	2005	2004	2005	2004
Operating revenue	$3,428,632	$2,833,600	$6,587,743	$5,506,568
Interest & other income	46,220	26,826	234,773	51,486
EXPENSES:
Cost of goods sold & services	2,546,684	2,230,974	4,951,816	4,352,041
Research & engineering	121,635	122,710	242,855	232,510
Marketing	14,566	10,475	24,628	19,185
General & administrative	90,895	81,859	176,317	158,121
Debt extinguishment costs	—	37,412	—	114,894
Interest	50,437	41,181	96,999	183,954

Income from Continuing Operations before taxes and minority interest	650,635	335,815	1,329,901	497,349
Taxes on income	162,123	75,708	299,819	121,534

Income from Continuing Operations before minority interest	488,512	260,107	1,030,082	375,815
Minority interest	(15,311)	(2,856)	(32,444)	(11,126)

Income from Continuing Operations	473,201	257,251	997,638	364,689

Income from Discontinued Operations	9,000	98,356	7,972	211,204

Net Income	$482,201	$355,607	$1,005,610	$575,893

Basic earnings per share:
Income from Continuing Operations	$0.80	$0.44	$1.69	$0.62
Income from Discontinued Operations	0.02	0.17	0.01	0.36

Net Income *	$0.82	$0.60	$1.71	$0.98

Diluted earnings per share:
Income from Continuing Operations	$0.78	$0.43	$1.65	$0.62
Income from Discontinued Operations	0.01	0.16	0.01	0.34

Net Income *	$0.80	$0.59	$1.66	$0.96

Average shares outstanding:
Basic	588,741	589,883	589,037	588,810
Assuming dilution	612,982	613,380	613,374	612,620

*	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

(Stated in thousands)

	June 30, 2005 (Unaudited)	Dec. 31, 2004
ASSETS

CURRENT ASSETS:
Cash	$172,495	$223,503
Short-term investments	2,740,985	2,773,922
Receivables less allowance for doubtful accounts (2005 - $100,370; 2004 - $114,403)	3,056,509	2,663,642
Inventories	944,913	819,745
Deferred taxes	271,566	239,111
Other current assets	372,583	274,647
Assets held for sale	—	65,179

	7,559,051	7,059,749

FIXED INCOME INVESTMENTS, HELD TO MATURITY	312,750	203,750
INVESTMENTS IN AFFILIATED COMPANIES	902,422	883,598
FIXED ASSETS	3,920,597	3,761,729
MULTICLIENT SEISMIC DATA	276,031	346,522
GOODWILL	2,904,781	2,789,048
INTANGIBLE ASSETS	376,840	346,833
DEFERRED TAXES	345,924	343,584
OTHER ASSETS	294,222	265,964

	$16,892,618	$16,000,777

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,281,193	$2,980,790
Estimated liability for taxes on income	967,906	858,785
Dividend payable	124,285	111,136
Long-term debt - current portion	126,324	143,385
Bank & short-term loans	564,767	572,487
Liabilities held for sale	—	34,617

	5,064,475	4,701,200

LONG-TERM DEBT	3,779,437	3,944,180
POSTRETIREMENT BENEFITS	701,028	670,765
OTHER LIABILITIES	147,456	151,457

	9,692,396	9,467,602

MINORITY INTEREST	445,937	416,438

STOCKHOLDERS’ EQUITY:
Common stock	2,589,799	2,454,219
Income retained for use in the business	7,046,212	6,287,905
Treasury stock at cost	(1,870,668)	(1,684,394)
Accumulated other comprehensive loss	(1,011,058)	(940,993)

	6,754,285	6,116,737

	$16,892,618	$16,000,777

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$997,638	$364,689
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	654,981	645,627
Credits and charges, net of tax & minority interest (2)	(134,381)	185,861
Earnings of companies carried at equity, less dividends received	(49,175)	(43,850)
Increase in deferred taxes	(34,623)	(69,903)
Stock based compensation expense	18,816	12,732
Provision for losses on accounts receivable	9,166	14,478
Change in operating assets and liabilities excluding acquisitions/divestitures:
Increase in receivables	(343,542)	(522,502)
Increase in inventories	(114,393)	(122,184)
Increase in other current assets	(98,457)	(4,512)
Increase (decrease) in accounts payable and accrued liabilities	59,666	(13,323)
Increase in estimated liability for taxes on income	131,460	148,339
Increase in postretirement benefits	30,323	35,973
Other - net	(46,862)	(45,092)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,080,617	586,333

Cash flows from investing activities:
Purchase of fixed assets	(699,364)	(467,863)
Multiclient seismic data capitalized	(27,589)	(25,325)
Capitalization of intangible assets	(10,824)	(36,918)
Sale of Atos shares	—	1,164,662
Business acquisitions, net of cash acquired	(55,591)	(12,134)
Proceeds from business divestitures	34,340	1,535,658
Sale of Montrouge facility	229,801	—
Sale (purchase) of investments, net	(93,970)	583,673
Other	27,606	(62,064)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(595,591)	2,679,689

Cash flows from financing activities:
Dividends paid	(234,153)	(220,224)
Proceeds from employee stock purchase plan	41,966	3,733
Proceeds from exercise of stock options	76,600	120,766
Stock repurchase program	(262,438)	—
Proceeds from issuance of long-term debt	1,897,657	212,203
Debt extinguishment costs	—	(111,034)
Settlement of US Interest Rate Swap	—	(70,495)
Payments of principal on long-term debt	(2,055,025)	(3,296,795)
Net (decrease) increase in short-term debt	(7,629)	29,884

NET CASH USED BY FINANCING ACTIVITIES	(543,022)	(3,331,962)

Discontinued operations	7,972	967

Net decrease in cash before translation	(50,024)	(64,973)
Translation effect on cash	(984)	987
Cash, beginning of period	223,503	234,192

CASH, END OF PERIOD	$172,495	$170,206

(1)	Includes multiclient seismic data costs.
(2)	See Note 2 – Charges and credits – Continuing Operations.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Stated in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
Balance, January 1, 2005	$2,454,219	$(1,684,394)	$6,287,905	$52,773	$(235,271)	$(758,495)	$—
Net income			1,005,610				1,005,610
Hanover stock marked to market, net of tax				(22,814)			(22,814)
Derivatives marked to market, net of tax				(38,776)			(38,776)
Translation adjustment						23,483	23,483
Minimum pension liability					(43,430)		(43,430)
Tax benefit on minimum pension liability					11,472		11,472
Dividends declared			(247,303)
Stock repurchase plan		(262,438)
Employee stock purchase plan	23,872	11,965
Proceeds from shares sold to optionees
less shares exchanged	38,437	38,163
Shares granted to Directors	1,012	486
Stock based compensation cost	18,816
Shares issued on conversion of debentures	5
Purchase of PetroAlliance	53,438	25,550

Balance, June 30, 2005	$2,589,799	$(1,870,668)	$7,046,212	$(8,817)	$(267,229)	$(735,012)	$935,545

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2005	667,106,015	(78,604,352)	588,501,663
Shares issued on conversion of debentures	67	—	67
Employee stock purchase plan	—	612,924	612,924
Stock repurchase plan	—	(3,777,700)	(3,777,700)
Shares sold to optionees less shares exchanged	—	1,792,247	1,792,247
Purchase of PetroAlliance	—	1,150,323	1,150,323
Shares granted to Directors	—	22,000	22,000

Balance, June 30, 2005	667,106,082	(78,804,558)	588,301,524

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The December 31, 2004 balance sheet information has been derived from the audited 2004 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 4, 2005.

Certain items from prior year have been reclassified to conform to the current year presentation.

2. Credits and Charges – Continuing Operations

2005

In March 2005, Schlumberger sold its facility in Montrouge, France to a third party for $230, million resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest and other income in the Consolidated Statement of Income. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

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

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Credits and Charges

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income. As a result of this transaction Schlumberger does not have any remaining ownership interest in Atos Origin SA.

•	In connection with its restructuring program, in order to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $4 million related to employee terminations. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its US Interest Rate Swaps resulting in a pretax gain of $10 million ($6 million after-tax), which is classified in Interest Expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million related to a vacated leased facility in the UK, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million related to the release of a litigation reserve that was no longer required, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger commenced a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of the above 2004 charges:

( Stated in millions )

	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$115	$14	$101
- Restructuring program charges	24	6	18
- Loss on sale of Atos Origin shares	21	—	21
- US interest-rate swap settlement gain	(10)	(4)	(6)
- Vacated leased facility charge	11	—	11
- Litigation reserve release	(5)	—	(5)
- Loss recognized on interest-rate swaps	73	27	46

	$229	$43	$186

3. Business Divestitures – Discontinued Operations

During the second quarter of 2005, Credence Systems Corporation, the current owners of Schlumberger’s former NPTest semiconductor testing business, agreed to settle an outstanding contingent liability by paying Schlumberger $4 million in cash and 615,157 shares of common stock valued at approximately $5 million. Schlumberger sold its NPTest semiconductor testing business in July 2003 and reported it as a discontinued operation. This $9 million pretax and after-tax gain is reported as Discontinued Operations in the Consolidated Statement of Income in the second quarter of 2005.

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

During 2004, Schlumberger completed the sales of the following businesses: SchlumbergerSema, Telecom Billing Software, Infodata, Business Continuity, Axalto, Electricity Metering North America and Telecom Messaging.

During the first quarter of 2004, Schlumberger recognized gains, net of taxes, related to the divestitures of SchlumbergerSema, Telecom Billing Software and Infodata of $26 million, $17 million and $48 million, respectively. The results of all of these divested businesses are reported as Discontinued Operations in the Consolidated Statement of Income.

During the second quarter of 2004, Schlumberger recognized gains, net of taxes, related to the divestitures of SchlumbergerSema and Business Continuity of $15 million and $48 million, respectively, and losses, net of taxes, related to the divestitures of Axalto and Electricity Metering North America of $7 million and $24 million, respectively. The results of all of these divested businesses are reported as Discontinued Operations in the Consolidated Statement of Income. In addition, the sale of Electricity Metering North America allowed for the recognition of a deferred tax asset of $49 million, which was previously offset by a valuation allowance, related to a tax loss carryforward associated with the sale of SchlumbergerSema. Such amount was recognized as a gain within Discontinued Operations in the Consolidated Statement of Income during the second quarter of 2004.

The following table summarizes the results of these discontinued operations:

(Stated in millions)

	Second Quarter		Six Months
	2005	2004	2005	2004
Revenue	$—	$23	$—	$386

Income before tax	$9	$27	$8	$55
Tax expense	—	10	—	16
Gains on disposal, net of tax	—	81	—	172

Income from discontinued operations	$9	$98	$8	$211

4. Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

(Stated in thousands except per share amounts)

	2005			2004
	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Second Quarter

Basic	$473,201	588,741	$0.80	$257,251	589,883	$0.44

Dilutive effect of convertible debentures	7,197	19,105		7,197	19,105
Dilutive effect of options	—	5,136		—	4,392

Diluted	$480,398	612,982	$0.78	$264,448	613,380	$0.43

	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Six Months

Basic	$997,638	589,037	$1.69	$364,689	588,810	$0.62

Dilutive effect of convertible debentures	14,394	19,105		14,394	19,105
Dilutive effect of options	—	5,232		—	4,705

Diluted	$1,012,032	613,374	$1.65	$379,083	612,620	$0.62

The number of outstanding options to purchase shares of common stock which were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect, were as follows:

(Stated in millions)

	2005	2004
Second quarter	8.0	11.3

Six months	8.0	11.3

5. Acquisitions

On December 9, 2003, Schlumberger announced that it had signed an agreement to acquire PetroAlliance Services Company Limited (“PetroAlliance Services”) over a 3-year period. Schlumberger acquired 26% of PetroAlliance Services in the second quarter of 2004 for $12 million in cash and 421,870 shares of Schlumberger common stock valued at $24 million. During the second quarter of 2005 Schlumberger acquired an additional 25% of PetroAlliance Services for $40 million in cash and 1,150,323 shares of Schlumberger common stock valued at $79 million bringing its total ownership interest to 51%.

Under the terms of the agreement, the remaining 49% interest may be acquired in the second quarter of 2006, subject to performance requirements and other customary conditions. The acquisition price will continue to be determined by a performance-based formula, and paid one-third in cash and two-thirds in Schlumberger stock.

Schlumberger began consolidating the results of PetroAlliance Services in the second quarter of 2005. This investment had previously been accounted under the equity method.

The $119 million purchase price paid in the second quarter of 2005 has been preliminarily allocated to the assets acquired and the liabilities assumed according to their fair value at the date of the transaction as follows:

(Stated in millions)

Cash	$8
Accounts receivable	61
Fixed assets	61
Other assets	18
Goodwill	76
Other intangible assets	58

Total assets acquired	$282

Accounts payable and accrued liabilities	$42
Long-term debt - current portion	53
Long-term debt	5
Minority interest	25

Total liabilities acquired	$125

Sub-total	$157
Less: proportionate share of net assets
previously held through equity investment	(38)

Net assets acquired	$119

Approximately $76 million has been allocated to goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. This goodwill is not tax deductible. Schlumberger is awaiting the final results of a third-party valuation regarding certain assets acquired. Any potential adjustment to goodwill are expected to be recorded during the three months ended September 30, 2005. The amounts preliminarily allocated to other intangible assets primarily relate to customer relationships.

PetroAlliance Services’ revenue during the year ended December 31, 2004 was approximately $218 million.

During the second quarter of 2005 Schlumberger acquired Diamould Limited, a firm specializing in electrical power and instrumentation, hydraulic and fiber-optic connector solutions used in subsea, downhole and deepwater applications, for approximately $14 million.

Pro forma results pertaining to these acquisitions are not presented as the impact was not significant.

6. Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on June 30, 2005 was $774 million and on December 31, 2004 was $716 million. Schlumberger’s equity income from this joint venture, which is included in Interest and other income in the Consolidated Statement of Income, was $21 million in the second quarter of 2005 ($15 million in 2004) and $40 million in the six months ended June 30, 2005 ($32 million in 2004).

7. Securitization

A wholly owned subsidiary of Schlumberger has an agreement to sell, on an ongoing basis, up to $250 million of an undivided interest in its accounts receivable. The amount currently drawn under this agreement totaled $194 million at June 30, 2005. Unless extended by amendment, the agreement expires in September 2005. Schlumberger does not have any retained interest in the accounts receivable sold under this agreement.

8. Inventory

A summary of inventory follows:

(Stated in millions)

	June 30 2005	Dec. 31 2004
Raw Materials & Field Materials	$924	$812
Work in Process	80	59
Finished Goods	69	74

	1,073	945
Reserves	(128)	(125)

	$945	$820

9. Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	June 30 2005	Dec. 31 2004
Property plant & equipment	$11,326	$11,069
Less: Accumulated depreciation	7,405	7,307

	$3,921	$3,762

10. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

Balance at December 31, 2004	$347
Capitalized in period	28
Charged to cost of goods sold & services	(99)

Balance at June 30, 2005	$276

11. Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2005 are as follows:

(Stated in millions)

	Oilfield Services	Western Geco	Total
Balance at December 31, 2004	$2,545	$244	$2,789
Additions	117	4	121
Other	6	—	6
Impact of change in exchange rates	(11)	—	(11)

Balance at June 30, 2005	$2,657	$248	$2,905

12. Intangible Assets

A summary of intangible assets follows:

(Stated in millions)

	June 30 2005	Dec. 31 2004
Gross book value	$652	$591
Less: Accumulated amortization	275	244

	$377	$347

Amortization expense was $18 million and $38 million for the three and six months ended June 30, 2005, respectively, and $22 million and $39 million for the three and six months ended June 30, 2004, respectively.

At June 30, 2005, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

(Stated in millions)

	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$413	$157	5 -10 years
Technology	147	88	5 -10 years
Patents	12	8	5 -10 years
Other	80	22	1 -15 years

	$652	$275

The weighted average amortization period for all intangible assets is approximately 7 years.

Based on the balance of intangible assets at June 30, 2005, the annual amortization expense for each of the succeeding five fiscal years is estimated to be approximately: 2006 - $85 million, 2007 - $67 million, 2008 - $50 million, 2009 - $31 million and 2010 - $26 million. Amortization expense for the six months ended December 31, 2005 is estimated to be approximately $40 million.

13. Stock Compensation Plans

As of June 30, 2005, Schlumberger had two types of stock-based compensation plans which are described in Schlumberger’s 2004 Annual Report on Form 10-K. Schlumberger recorded stock-based compensation expense in the Consolidated Statement of Income under the fair value recognition provisions of SFAS Nos. 123 and 148 commencing in the third quarter of 2003, on a prospective basis for grants after January 1, 2003. The effect of stock based compensation expense on net income was $10.0 million in the second quarter of 2005 ($6.3 million in the second quarter of 2004) and $18.8 million during the six months ended June 30, 2005 ($12.7 million for the six months ended June 30, 2004). Schlumberger applies the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards prior to January 1, 2003, consistent with the method of SFAS 123, Schlumberger’s net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)

	Second Quarter		Six Months
	2005	2004	2005	2004
Net income
As reported	$482	$356	$1,006	$576
Pro forma adjustments:
Cost of Stock Options	(4)	(10)	(10)	(24)
Tax benefit	1	1	2	2

Pro forma	$479	$347	$998	$554

Basic earnings per share
As reported	$0.82	$0.60	$1.71	$0.98
Pro forma adjustments:
Cost of Stock Options	(0.01)	(0.02)	(0.02)	(0.04)

Pro forma	$0.81	$0.58	$1.69	$0.94

Diluted earnings per share
As reported	$0.80	$0.59	$1.66	$0.96
Pro forma adjustments:
Cost of Stock Options	(0.01)	(0.02)	(0.02)	(0.04)

Pro forma	$0.79	$0.57	$1.64	$0.92

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (Share-Based Payment.) The standard amends SFAS 123 (Accounting for Stock Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. Schlumberger will apply the modified prospective method whereby compensation cost will be recognized for the unamortized portion of vested awards outstanding at January 1, 2006, the effective date of SFAS 123R, and granted after January 1, 1995. Such cost will be recognized in Schlumberger’s financial statements over the remaining vesting period. As described above, in 2003 Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148 on a prospective basis for grants after January 1, 2003. Therefore, effective January 1, 2006, Schlumberger will have to apply the provisions of SFAS 123R to the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002. The adoption of this standard is expected to reduce Schlumberger’s earnings by approximately $20 million in 2006 and $5 million in 2007.

14. Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2005	2004	2005	2004
United States	$220	$46	402	49
Outside United States	431	290	928	448

Pretax income	$651	$336	$1,330	$497

Schlumberger reported pretax charges and credits in continuing operations in 2005 and 2004. During the first quarter of 2005, Schlumberger recorded a net pretax credit of $134 million ($2 million of charges in the US; $136 million of net credits outside of the US). During the second quarter of 2004, Schlumberger recorded pretax net charges of $44 million ($28 million in the US; $16 million outside of the US). During first quarter of 2004, Schlumberger recorded pretax net charges of $184 million ($93 million in the US; $91 million outside of the US). These charges and credits are described in detail in Note 2 – Credits and Charges – Continuing Operations.

The components of net deferred tax assets were as follows:

(Stated in millions)

	Jun. 30 2005	Dec. 31 2004
Postretirement and other long-term benefits	$252	$251
Current employee benefits	157	123
Fixed assets, inventory and other	195	196
Net operating losses	13	13

	$617	$583

The deferred tax assets relating to net operating losses at June 30, 2005 and December 31, 2004 are net of valuation allowances in certain countries of $240 million and $312 million, respectively.

As described in Note 2 Credits and Charges – Continuing Operations, Schlumberger sold its facility in Montrouge, France in the first quarter of 2005. This transaction allowed for the utilization of a $48 million deferred tax asset relating to certain net operating losses that were previously offset by a valuation allowance.

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)

	Second Quarter		Six Months
	2005	2004	2005	2004
Current:
United States - Federal	$90	$79	$144	$105
United States - State	7	2	16	4
Outside United States	91	42	175	83

	$188	$123	$335	$192

Deferred:
United States - Federal	$(21)	$(79)	$(27)	$(102)
United States - State	(2)	(1)	(3)	(1)
Outside United States	(4)	33	43	29
Valuation allowance	1	—	(48)	4

	$(26)	$(47)	$(35)	$(70)

Consolidated taxes on income	$162	$76	$300	$122

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Second Quarter		Six Months
	2005	2004	2005	2004
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	—	1	—
Non US income taxed at different rates	(9)	(8)	(8)	(8)
Effect of equity method investment	(1)	(1)	(1)	(1)
Minority partner’s share of LLC earnings	—	—	(1)	(1)
Valuation allowance (excluding charges and credits)	—	—	—	1
Other	—	(3)	(1)	(4)
Charges and credits	—	—	(2)	2

Effective income tax rate	25%	23%	23%	24%

15. Contingencies

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

In addition, Schlumberger and its subsidiaries are party to various other legal proceedings. A liability is accrued when a loss is both probable and can be reasonably estimable. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment on settlement in these matters. However, in the opinion of Schlumberger, any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

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

16. Segment Information

Schlumberger operates two primary reportable business segments: Oilfield Services and WesternGeco.

(Stated in millions)

	SECOND QUARTER 2005					SECOND QUARTER 2004
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$907	$150	$—	$84	$234	$746	$78	$—	$42	$120
Latin America	554	68	—	16	84	426	50	—	13	63
Europe/CIS/W. Africa	825	127	—	27	154	704	94	—	23	117
Middle East & Asia	731	182	—	24	206	636	139	—	22	161
Elims/Other	27	(10)	—	6	(4)	29	(11)	—	4	(7)

	3,044	517	—	157	674	2,541	350	—	104	454

WesternGeco	383	26	11	21	58	292	7	3	5	15

Elims & Other	2	(44)	4	(16)	(56)	1	(28)	—	(23)	(51)

	$3,429	$499	$15	$162		$2,834	$329	$3	$86

Interest Income					23					11
Interest Expense (1)					(48)					(49)
Credits and charges (2)					—					(44)

					$651					$336

1.	Excludes interest expense included in the Segment results ($3 million in 2005; $1 million in 2004).
2.	See Note 2 Credits and Charges – Continuing Operations.

(Stated in millions)

	SIX MONTHS 2005					SIX MONTHS 2004
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$1,774	$284	$—	$153	$437	$1,472	$159	$—	$84	$243
Latin America	1,023	119	—	29	148	821	100	—	24	124
Europe/CIS/W. Africa	1,576	225	—	52	277	1,352	180	—	43	223
Middle East & Asia	1,399	336	—	45	381	1,195	260	—	40	300
Elims/Other	51	(19)	—	8	(11)	59	(23)	—	10	(13)

	5,823	945	—	287	1,232	4,899	676	—	201	877

WesternGeco	761	50	22	49	121	605	15	7	26	48

Elims & Other	4	(82)	10	(35)	(107)	3	(48)	4	(62)	(106)

	$6,588	$913	$32	$301		$5,507	$643	$11	$165

Interest Income					42					25
Interest Expense (1)					(92)					(118)
Credits and charges (2)					134					(229)

					$1,330					$497

1.	Excludes interest expense included in the Segment results ($5 million in 2005; $3 million in 2004).
2.	See Note 2 Charges and credits – Continuing Operations.

17. Pension and Other Postretirement Benefits

Net pension cost in the US for the second quarter and six months ended June 30, 2005 and 2004 included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2005	2004	2005	2004
Service cost - benefits earned during period	$13	$13	$26	$26
Interest cost on projected benefit obligation	27	25	53	50
Expected return on plan assets	(28)	(23)	(53)	(46)
Amortization of prior service cost/other	2	3	5	6
Amortization of unrecognized net loss	6	5	13	10

Net pension cost	$20	$23	$44	$46

In July 2005, Schlumberger contributed approximately $171 million to the US pension plan.

Net pension cost in the UK plan for the second quarter and six months ended June 30, 2005 and 2004 included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2005	2004	2005	2004
Service cost - benefits earned during period	$6	$8	$12	$14
Interest cost on projected benefit obligation	10	8	20	16
Expected return on plan assets	(11)	(9)	(23)	(19)
Amortization of unrecognized loss	4	2	8	5

Net pension cost	$9	$9	$17	$16

Net postretirement benefit cost in the US for the second quarter and six months of 2005 and 2004 included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2005	2004	2005	2004
Service cost - benefits earned during period	$6	$7	$15	$14
Interest cost on accumulated postretirement benefit obligation	11	13	23	26
Amortization of unrecognized net loss/other	(1)	1	—	2

Net postretirement benefit cost	$16	$21	$38	$42

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS REVIEW

(Stated in millions)

	Second Quarter			Six Months
	2005	2004	% chg	2005	2004	% chg
Oilfield Services
Operating Revenue	$3,044	$2,541	20%	$5,823	$4,899	19%
Pretax Operating Income	$674	$454	48%	$1,232	$877	40%

WesternGeco
Operating Revenue	$383	$292	31%	$761	$605	26%
Pretax Operating Income	$58	$15	297%	$121	$48	152%

Pretax operating income represents the segments’ income before taxes and minority interest. Pretax operating income excludes corporate expenses, interest income, interest expense and amortization of certain intangibles and the Credits and Charges described in detail on pages 6 and 7 as these items are not allocated to the segments.

Second Quarter 2005 Compared to Second Quarter 2004

Operating revenue for the second quarter of 2005 was $3.43 billion versus $2.83 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $651 million in 2005 compared to $336 million in 2004. The 2004 results include pretax charges of $44 million. These credits and charges are described in detail on pages 6 and 7.

Net income for the second quarter of 2005 was $482 million compared to $356 million in the second quarter of last year. Net income includes a gain from discontinued operations of $9 million in the second quarter of 2005 compared to $98 million in the same period last year.

Oilfield Services revenue of $3.04 billion increased 10% sequentially and 20% compared to the same quarter of last year. Pretax business segment operating income of $674 million increased 21% sequentially and 48% year-on-year.

WesternGeco revenue of $383 million increased 1% sequentially and 31% year-on-year. Pretax business segment operating income of $58 million decreased 9% sequentially but increased three-fold year-on-year.

OILFIELD SERVICES

Second quarter revenue of $3.0 billion was 10% higher sequentially and increased 20% year-on-year. Pretax operating income of $674 million increased 21% sequentially and 48% year-on-year.

Sequential revenue increases were recorded across all Areas with the highest contributions from the US Land, US Gulf Coast, Mexico, Russia, Saudi Arabia, North Sea, and Venezuela GeoMarkets. All technology segments experienced higher revenue levels, with particularly strong demand for Integrated Project Management (IPM), Well Services, and Well Completions & Productivity products and services.

Year-on-year growth was posted in all Areas but driven mainly by the US Land, Russia, the Gulf, Nigeria, Mexico, and Venezuela GeoMarkets. All technologies except Integrated Project Management and Schlumberger Information Solutions recorded double-digit increases.

Pretax operating income recorded strong sequential and year-on-year growth, principally due to a continued increase in exploration and production activity levels worldwide, resulting in higher operating leverage across all Areas.

North America

Revenue of $907 million increased 5% sequentially and 21% year-on-year. Pretax operating income of $234 million increased 15% sequentially and 94% year-on-year.

Sequentially, the US Land GeoMarket continued to record strong revenue growth, driven mainly by high demand for Well Services technologies that resulted in significant pricing improvements. The Gulf of Mexico also contributed through the introduction of new technology, which led to higher revenue. Canada declined due to the seasonal impact of spring break-up in Western Canada, where active rig count was halved from the prior quarter, partially offset by robust activity offshore Eastern Canada.

The solid year-on-year and sequential pretax income improvement was the result of new technology introductions, particularly by Drilling & Measurements; price increases mainly from Well Services and Wireline; and continued activity growth.

Latin America

Revenue of $554 million increased 18% sequentially and was 30% higher year-on-year. Pretax operating income of $84 million increased 30% sequentially and 34% year-on-year.

Mexico recorded high sequential revenue growth from an increased number of wells being completed on the Burgos project. Activity in the Venezuela/Trinidad & Tobago GeoMarket increased primarily from IPM and Well Services operations.

During the quarter, continued progress was highlighted with the signing of a short-term renewable agreement with PDVSA regarding the PRISA project, resulting in a resumption of activity for the six barges. Discussions continue regarding the settlement of certain outstanding receivables.

The strong operating income increase resulted mainly from strengthening operating margins in Mexico due to improved IPM performance. This was coupled with stronger operating efficiencies in Well Services across all GeoMarkets.

Europe/CIS/West Africa

Revenue of $825 million increased 10% sequentially and 17% year-on-year. Pretax operating income of $154 million increased 24% sequentially and 31% year-on-year.

The sequential revenue growth resulted mainly from higher levels of activity in Russia, principally due to greater demand for Well Services and Well Completion & Productivity technology services. This was coupled with the inclusion of 20 days of financial results on a consolidated basis of PetroAlliance following the completion of the second stage of the acquisition, giving Schlumberger a 51% controlling interest. Also contributing to the revenue improvement was the Caspian GeoMarket with stronger Wireline activity and the North Sea experiencing seasonal activity pick-up.

The robust profitability improvement in pretax operating income was mainly due to the resurgence of activity in the North Sea; improved utilization and pricing in Russia; and reduced overhead costs, resulting in higher operating margins. Also contributing were new technology introductions and the renewal of long-term contracts, particularly in Drilling & Measurements, Well Services and Wireline services.

In the UK, Schlumberger acquired Diamould Ltd., a firm specializing in electrical power and instrumentation, hydraulic and fiber-optic connector solutions used in subsea, downhole, and deepwater applications. Based in the UK, Diamould will become the Schlumberger Center of Excellence for all new developments in the critical area of connector reliability.

Middle East & Asia

Revenue of $731 million was 9% higher sequentially and 15% higher year-on-year. Pretax operating income of $206 million increased 18% sequentially and 28% year-on-year.

Sequentially, each of the 11 GeoMarkets contributed to the revenue improvement, further emphasizing the global progression and depth of the current business cycle. Activity in China strengthened as a result of accelerated adoption of advanced Drilling & Measurements and Wireline technologies. Revenue continued to expand in the Middle East due to increased activity led by Saudi Arabia, benefiting mainly Wireline and Drilling & Measurements operations. Also contributing to the improved revenue was the commencement of new projects in the Gulf and Brunei/Malaysia/Philippines GeoMarkets.

The increase in operating income outpaced activity growth, resulting in a sharp rise in operating margin. This strong performance was due to a mix of steady activity improvement across all the GeoMarkets and significant price increases, principally in Drilling & Measurements, Well Completions & Productivity, and Wireline operations, coupled with the start up of new projects.

WESTERNGECO

Second quarter revenue of $383 million was 1% higher sequentially but increased 31% compared to the same period of last year. Pretax operating income of $58 million decreased $6 million sequentially but improved $43 million year-on-year.

Sequentially, revenue increased sharply mainly from strong activity in Europe, reflecting the start of the North Sea season with three Q-Marine* vessels and one Q-Seabed* crew operating in the region, combined with higher activity in the Gulf of Mexico. The strong Marine activity increase was due to a combination of higher vessel utilization coupled with steady pricing increases and more favorable contractual terms regarding transit and bad weather downtimes. Year-on-year Marine revenue increased 31%, reflecting strong utilization of Q Vessels and increased pricing. Increased activities in South America, Asia, Europe, West Africa and the Middle East were partly offset by lower activity in Mexico and North America.

Sequentially, Land revenue increased marginally with higher activity in the Middle East and South America, partly offset by delayed mobilization of a crew in Algeria. A net addition of three crews during the quarter resulted in a total of 20 land crews. The Q-Land* crew currently deployed in Kuwait continues to deliver excellent performance. Year over year revenue increased 40% mainly in the Middle East with higher active crew months in Saudi Arabia, Chad, Kuwait and Algeria, which was partially offset by the shut down of two crews in Abu Dhabi and one crew each in Oman, Malaysia and Mexico.

Multiclient sequential sales experienced a seasonal decline following the completion of the Central Gulf of Mexico Lease Sale in the first quarter. This decrease was partially offset by higher sales in Asia, Europe, South America, and West Africa, reflecting an improved exploration-spending environment. Multiclient year-on-year revenue increased 30% in North America from higher sales in the Gulf Coast area and in US Land combined with higher pre-funded revenue, augmented by higher sales in Asia, South America, Europe, and West Africa.

Sequentially Data Processing increased marginally due to higher third party processing in North and South America. Data Processing increased year over year by 20% resulting from improved third party processing in North America, Brazil, Russia, Middle East and Asia. Overall vessel utilization decreased from 79% in 2004 to 77% in 2005, albeit with better pricing, while Q vessel utilization increased from 53% in 2004 to 88% in 2005.

The WesternGeco backlog at the end of the second quarter was $595 million. The sequential decline was mainly due to the consumption of some of the backlog of the summer shooting season in the North Sea and Canada.

The sequential decline in pretax operating income was mainly due to lower Multiclient sales. This seasonal deterioration was partially offset by significant improvements in Marine as a result of increased vessel utilization, better pricing, and the conversion of a conventional vessel to Q-Technology* commanding higher prices. The increase in the year-on-year pretax income was led by Multiclient (up $25 million) due mainly to increased sales. Data Processing increased $6 million due to the combined impact of higher revenue, and lower lease and compensation costs in the United Kingdom. Land improved by $6 million mainly in the Middle East due to higher revenue. Marine increased by $4 million due mainly to higher utilization and improved pricing, which was offset by a large increase in operating costs.

INCOME STATEMENT

Interest and other income for the second quarter of 2005 was $46 million versus $27 million for the same period last year. The second quarter of 2004 included a $7 million loss on the sale of shares of Atos Origin SA. Interest income of $23 million increased $12 million compared to the same quarter last year. The average return on investment increased from 1.7% to 3.3% while the average investment balance of $2.9 billion increased $237 million compared to last year.

Gross margin increased from 21.3% in 2004 to 25.7% in 2005, primarily due to a combination of record activity levels in Oilfield Services, with operations at capacity in a number of regions, and continued pricing improvements in both Oilfield Services and WesternGeco. As a percentage of revenue, marketing expense was flat compared to last year. In absolute dollars, research and engineering expense was flat, but as a percentage of revenue decreased from 4.3% to 3.5%. General and administrative expense as a percentage of revenue decreased from 2.9% to 2.7%.

Excluding the impact of the $10 million gain in 2004 related to the US interest rate swap described on page 7, interest expense was flat, and average borrowing rates increased from 3.9% in 2004 to 4.5% in 2005. The average debt balance of $4.5 billion decreased by $768 million compared to the same quarter last year.

The effective tax rate for the second quarter of 2005 was 24.9% compared to 22.5% in the prior year. This increase is primarily attributable to the country mix of results in Oilfield Services, with a higher proportion of pretax profitability in North America compared to the comparable period last year.

Six Months 2005 Compared to Six Months 2004

Operating revenue for the six month period ended June 30, 2005 was $6.59 billion versus $5.51 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $1.33 billion in 2005 compared to $497 million in 2004. The 2005 results include net pretax credits of $134 million. The 2004 results include pretax charges of $229 million. These credits and charges are described in detail on pages 6 and 7.

Net income for the six month period ended June 30, 2005, was $1.01 billion compared to $576 million in the same period last year. Net income includes a gain from discontinued operations of $8 million in 2005 compared to $211 million in 2004.

In the six month period ended June 30, 2005, Oilfield Services recorded revenue of $5.82 billion, an increase of 19% compared to the same period of last year. Pretax business segment operating income of $1.23 billion increased 40% year-on-year.

WesternGeco revenue for the six months ended June 30, 2005 of $761 million increased 26% year-on-year. Pretax business segment operating income of $121 million increased 152% year-on-year.

OILFIELD SERVICES

Six month revenue of $5.8 billion was 19% higher versus the same period last year. Pretax operating income of $1.2 billion increased 40% year-on-year. Revenue growth year-on-year was strongest in US Land, Mexico, Canada, and Gulf GeoMarkets. From a technology standpoint, double-digit year-on-year growth was achieved across all technologies.

North America

Revenue of $1.8 billion increased 21% versus the same period last year. Pretax operating income of $437 million increased 79% year-on-year. Year-on-year growth was mainly due to high activity levels in US Land and Canada, which were fueled by strong commodity prices, increased activity and pricing improvements, as well as higher activity in Eastern Canada. Gulf Coast grew moderately year-on-year with growth across all technologies being partially reduced by the absence of any turnkey drilling operations. All technologies, with the exception of Integrated Project Management, grew year-on-year.

Latin America

Revenue of $1 billion was 25% higher year-on-year. Pretax operating income of $148 million increased 20% versus the same period last year. Increased third party managed services revenue accounted for most of the growth in Mexico. Year-on-year increases were also posted in Latin America South with strong growth across all technologies from increased activity in both Argentina and Brazil, and Peru/Colombia/Ecuador that benefited from the commencement of an integrated project and increased well construction activity in both

Ecuador and Peru. Venezuela was higher with Well Completions & Productivity experiencing rising activity in Trinidad and Wireline and Drilling & Measurements also increasing. Double-digit growth was recorded across all technologies.

Europe/CIS/West Africa

Revenue of $1.6 billion increased 17% year-on-year. Pretax operating income of $277 million increased 24% year-on-year. Growth was lead by Russia, principally due to greater demand for Well Services and Well Completion & Productivity technology services, and Nigeria, with the prior year activity hampered by production shutdowns in the Western delta. Increased activity in West Africa, led by Well Completions & Productivity and Well Services also contributed to the growth. All technologies with the exception of Integrated Project Management increased year-on-year.

Middle East & Asia

Revenue of $1.4 billion was 17% higher year-on-year. Pretax operating income of $381 million was 27% higher versus the same period last year. Revenue growth was reflected in all GeoMarkets and was strongest in the Gulf, with Wireline and Well Services contributing to strong growth with improved pricing and additional activity from rising rig count. Saudi and Thailand/Vietnam GeoMarkets also contributed to the growth with ramp up in Wireline activity on higher rig count in the both regions. In Brunei/Malaysia/Philippines all technologies grew. All technologies recorded strong growth year-on-year with the exception of Integrated Project Management.

WESTERNGECO

Six months revenue for WesternGeco of $761 million was 26% higher compared to the same period last year. The year-on-year increase in Marine revenue was attributable to better vessel utilization and pricing improvements. Marine activity increased mainly in South America, Asia, Europe, West Africa and Middle East, partially offset by lower activity in Mexico and in North America. Land activity increased mainly in the Middle East with several additional crews active in the current year, higher activity in Algeria and in Argentina, partially offset by Mexico and Malaysia. Multiclient sales increased mainly in North America, augmented by higher sales in Europe and in Asia. Data Processing increased from higher levels of third party processing.

Pretax income of $121 million improved by $73 million year-on-year. Marine, Land Multiclient and Data processing all experienced increases in pretax income primarily due to increased revenue, better pricing and utilization, partly offset by higher operating costs. In addition, approximately 67% of Multiclient sales in the current period, which increased 15% year-on-year to $250 million, had no net book value due to the prior amortization of capitalized costs as compared to 54% in the prior year period.

INCOME STATEMENT

Interest and other income was $235 million versus $51 million for the same period last year. The 2005 period includes a gain of $146 million on the sale of a facility in Montrouge, France while the 2004 period included a $21 million loss on the sale of shares of Atos Origin SA. Both of these items are described in further detail in the following pages. Interest income of $43 million increased $18 million compared to the same period last year. The average return on investment increased from 1.7% to 3.1% while the average investment balance of $2.8 billion decreased $132 million compared to last year.

Gross margin increased from 21.0% in 2004 to 24.8% in 2005, primarily due to a combination of record activity levels in Oilfield Services, with operations at capacity in a number of regions, and continued pricing improvements in both Oilfield Services and WesternGeco. As a percentage of revenue, marketing expense was flat compared to last year. In absolute dollars, research and engineering expense increased slightly, but as a percentage of revenue decreased from 4.2% to 3.7%. General and administrative expense as a percentage of revenue decreased from 2.9% to 2.7%.

Excluding the impact of the net $64 million charge in 2004 related to the US interest rate swaps described on page 7, interest expense decreased $23 million, and average borrowing rates increased from 3.9% in 2004 to 4.3% in 2005. The average debt balance of $4.6 billion decreased by $1.6 billion compared to the same quarter last year.

The effective tax rate for the first six months of 2005 was 22.5% compared to 24.4% in the prior year. The rate in 2005 reflects the impact of the $146 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance and had the effect of lowering the effective tax rate during the first six months of 2005 by 2.8%. The rate in 2004 reflects the impact of the $77 million of costs associated with the repurchase of European bonds which was not tax effective and had the effect of increasing the effective tax rate during the first six months of 2004 by 3.3%. Excluding the impact of these significant transactions, the effective tax rate increased from 2004 to 2005. This increase is primarily attributable to the country mix of results in Oilfield Services, with a higher proportion of pretax profitability in North America compared to the comparable period last year.

Credits and Charges – Continuing Operations

2005

In March 2005, Schlumberger sold its facility in Montrouge, France to a third party for $230 million, resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest and other income in the Consolidated Statement of Income. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

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

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Credits and Charges

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income. As a result of this transaction Schlumberger does not have any remaining ownership interest in Atos Origin SA.

•	In connection with its restructuring program, in order to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $4 million related to employee terminations. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its US Interest Rate Swaps resulting in a pretax gain of $10 million ($6 million after-tax), which is classified in Interest Expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million related to a vacated leased facility in the UK, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million related to the release of a litigation reserve that was no longer required, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger commenced a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of the above 2004 charges:

( Stated in millions )

	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$115	$14	$101
- Restructuring program charges	24	6	18
- Loss on sale of Atos Origin shares	21	—	21
- US interest-rate swap settlement gain	(10)	(4)	(6)
- Vacated leased facility charge	11	—	11
- Litigation reserve release	(5)	—	(5)
- Loss recognized on interest-rate swaps	73	27	46

	$229	$43	$186

Discontinued Operations

During the second quarter of 2005, Credence Systems Corporation, the current owners of Schlumberger’s former NPTest semiconductor testing business, agreed to settle an outstanding contingent liability by paying Schlumberger $4 million in cash and 615,157 shares of common stock valued at approximately $5 million. Schlumberger sold its NPTest semiconductor testing business in July 2003 and reported it as a discontinued operation. This $9 million pretax and after-tax gain is reported as Discontinued Operations in the Consolidated Statement of Income in the second quarter of 2005.

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

During 2004, Schlumberger completed the sales of the following businesses: SchlumbergerSema, Telecom Billing Software, Infodata, Business Continuity, Axalto, Electricity Metering North America and Telecom Messaging.

During the first quarter of 2004, Schlumberger recognized gains, net of taxes, related to the divestitures of SchlumbergerSema, Telecom Billing Software and Infodata of $26 million, $17 million and $48 million, respectively. The results of all of these divested businesses are reported as Discontinued Operations in the Consolidated Statement of Income.

During the second quarter of 2004, Schlumberger recognized gains, net of taxes, related to the divestitures of SchlumbergerSema and Business Continuity of $15 million and $48 million, respectively, and losses, net of taxes, related to the divestitures of Axalto and Electricity Metering North America of $7 million and $24 million, respectively. The results of all of these divested businesses are reported as Discontinued Operations in the Consolidated Statement of Income. In addition, the sale of Electricity Metering North America allowed for the recognition of a deferred tax asset of $49 million, which was previously offset by a valuation allowance, related to a tax loss carryforward associated with the sale of SchlumbergerSema. Such amount was recognized as a gain within Discontinued Operations in the Consolidated Statement of Income during the second quarter of 2004.

The following table summarizes the results of these discontinued operations:

(Stated in millions)

	Second Quarter		Six Months
	2005	2004	2005	2004
Revenue	$—	$23	$—	$386

Income before tax	$9	$27	$8	$55
Tax expense	—	10	—	16
Gains on disposal, net of tax	—	81	—	172

Income from discontinued operations	$9	$98	$8	$211

CASH FLOW

During the first six months of 2005, cash provided by operations was $1.08 billion as income from continuing operations plus depreciation/amortization and credits/charges were partially offset by increases in customer receivables and inventories. Cash used by investing activities was $596 million, with investments in fixed assets ($699 million) and the acquisition of PetroAlliance ($32 million) offset in part by proceeds from the sale of the Montrouge facility ($230 million). Cash used by financing activities was $543 million as the payment of dividends to shareholders ($234 million), stock repurchase plan ($262 million) and a net reduction in debt of $165 million were only partially offset by the proceeds from employee stock plans ($119 million).

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

(Stated in millions)

Six Months	2005
Net Debt, beginning of period	$(1,459)
Income from continuing operations	998
Excess of equity income over dividends received	(49)
Charges and credits, net of tax and minority interest	(134)
Depreciation and amortization	655
Increase in working capital requirements	(364)
Capital expenditures	(727)
Dividends paid	(234)
Proceeds from stock plans	119
Proceeds from business divestitures	28
Proceeds from the sale of Montrouge facility	230
PetroAlliance acquisition (cash paid, net of cash acquired)	(32)
Net debt acquired	(58)
Stock purchase program	(262)
Other	4
Other business acquisitions	(24)
Translation effect on net debt	65

Net Debt, end of period	$(1,244)

(Stated in millions)

Components of Net Debt	June 30 2005	Dec. 31 2004
Cash and short-term investments	$2,913	$2,997
Fixed income investments, held to maturity	313	204
Bank loans and current portion of long-term debt	(691)	(716)
Long-term debt	(3,779)	(3,944)

	$(1,244)	$(1,459)

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future effective tax rates; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our most recent Form 10-K, Form 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Non-US Operations

Schlumberger derives a significant portion of its revenues from non-US operations, which subject Schlumberger to risks which may affect such operations. Schlumberger’s non-US operations accounted for approximately 74% of our consolidated revenues for the second quarter and the first six months of both 2005 and 2004. Risks which may adversely affect our operations in such countries include unsettled political and economic conditions in certain areas, exposure to possible expropriation or other governmental actions, social unrest, acts of terrorism, outbreak of war or other armed conflict, deprivation of contract rights, exchange control and currency fluctuation. In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan, Libya and Cuba, which are subject to trade, economic sanctions or other restrictions imposed by the US government. Although it is impossible to predict such occurrences or their effects on Schlumberger, management believes these risks are acceptable. Management also believes that the geographical diversification of our activities reduces the risk that loss of operations in any one country would be material to all the operations taken as a whole.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2004. Schlumberger’s exposure to market risk has not changed materially since December 31, 2004.

Item 4: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

*	Mark of Schlumberger

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2005, Schlumberger issued 67 shares of its common stock upon conversion of $5,000 aggregate principal amount of its 1.500% Series A Convertible Debentures due June 1, 2023. Such shares were issued in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On May 11, 2005, Schlumberger delivered from treasury 1,150,323 shares of its common stock as partial consideration for the acquisition of an additional 25% equity stake in PetroAlliance Services Company Limited. Such shares were issued in transactions exempt from registration under Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

Share Repurchases

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million shares to be acquired in the open market before December 2006, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2005.

(Stated in thousands except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1 through April 30, 2005	139.2	$69.54	139.2	8,699.9
May 1 through May 31, 2005	2,285.8	$67.70	2,285.8	6,414.1
June 1 through June 30, 2005	340.0	$73.54	340.0	6,074.1

	2,765.0	$68.51	2,765.0

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

Item 6: Exhibits

Exhibit 3.1 Articles of Incorporation of Schlumberger N.V. (Schlumberger Limited) as last amended and restated on April 13, 2005 (incorporated by reference to Appendix 1 to Schlumberger’s definitive proxy statement for the 2005 Annual General Meeting of Stockholders held on April 13, 2005).

Exhibit 3.2 Amended and Restated Bylaws of Schlumberger N.V. (Schlumberger Limited) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

Exhibit 10.1 Schlumberger 2005 Stock Option Plan (incorporated by reference to Appendix 2 to Schlumberger’s definitive proxy statement for the 2005 Annual General Meeting of Stockholders held on April 13, 2005).

Exhibit 10.2 Fifth Amendment to Schlumberger Discounted Stock Purchase Plan (incorporated by reference to Appendix 3 to Schlumberger’s definitive proxy statement for the 2005 Annual General Meeting of Stockholders held on April 13, 2005).

Exhibit 10.3 Purchase Agreement, dated June 28, 2005, among Schlumberger N.V. (Schlumberger Limited), Lehman Brothers Inc., Kellyanna Limited Company and the selling stockholders named therein (incorporated by reference to Exhibit 1.1 of Schlumberger’s Current Report on Form 8-K filed on June 29, 2005).

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

Schlumberger Limited
(Registrant)

Date: July 28, 2005	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory