Form 10-Q
period 2005-09-30
SCHLUMBERGER LTD /NV/
filed 2005-10-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
COMMON STOCK, $0.01 PAR VALUE	589,088,349

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in thousands except per share amounts)

	Period Ended September 30,
	Third Quarter		Nine Months
	2005	2004	2005	2004
Operating revenue	$3,698,093	$2,905,927	$10,285,836	$8,412,495
Interest & other income	80,101	37,048	314,874	88,534
EXPENSES:
Cost of goods sold & services	2,757,310	2,301,238	7,711,496	6,653,279
Research & engineering	128,266	118,413	371,121	350,923
Marketing	11,828	10,111	34,086	29,296
General & administrative	89,850	88,633	266,167	246,754
Debt extinguishment costs	—	—	—	114,894
Interest	50,637	43,706	147,636	227,660

Income from Continuing Operations before taxes and minority interest	740,303	380,874	2,070,204	878,223

Taxes on income	174,953	74,390	474,772	195,924

Income from Continuing Operations before minority interest	565,350	306,484	1,595,432	682,299

Minority interest	(24,547)	(8,519)	(56,991)	(19,645)

Income from Continuing Operations	540,803	297,965	1,538,441	662,654

Income from Discontinued Operations	—	20,240	7,972	231,444

Net Income	$540,803	$318,205	$1,546,413	$894,098

Basic earnings per share:
Income from Continuing Operations	$0.92	$0.51	$2.61	$1.12
Income from Discontinued Operations	—	0.03	0.01	0.39

Net Income *	$0.92	$0.54	$2.62	$1.52

Diluted earnings per share:
Income from Continuing Operations	$0.89	$0.50	$2.54	$1.12
Income from Discontinued Operations	—	0.03	0.01	0.38

Net Income *	$0.89	$0.53	$2.55	$1.49

Average shares outstanding:
Basic	589,820	589,936	589,298	589,186
Assuming dilution	615,923	613,787	614,223	613,009

*	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	(Stated in thousands)
	Sept. 30, 2005 (Unaudited)	Dec. 31, 2004
ASSETS

CURRENT ASSETS:
Cash	$183,821	$223,503
Short-term investments	2,819,171	2,773,922
Receivables less allowance for doubtful accounts (2005 - $95,980; 2004 - $114,403)	3,260,056	2,663,642
Inventories	974,253	819,745
Deferred taxes	180,488	239,111
Other current assets	354,537	274,647
Assets held for sale	—	65,179

	7,772,326	7,059,749

FIXED INCOME INVESTMENTS, HELD TO MATURITY	378,702	203,750
INVESTMENTS IN AFFILIATED COMPANIES	920,414	883,598
FIXED ASSETS	4,020,664	3,761,729
MULTICLIENT SEISMIC DATA	245,264	346,522
GOODWILL	2,922,220	2,789,048
INTANGIBLE ASSETS	351,567	346,833
DEFERRED TAXES	327,025	343,584
OTHER ASSETS	297,374	265,964

	$17,235,556	$16,000,777

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,121,868	$2,980,790
Estimated liability for taxes on income	951,298	858,785
Dividend payable	124,737	111,136
Long-term debt - current portion	121,681	143,385
Bank & short-term loans	552,594	572,487
Liabilities held for sale	—	34,617

	4,872,178	4,701,200

LONG-TERM DEBT	3,743,847	3,944,180
POSTRETIREMENT BENEFITS	710,088	670,765
OTHER LIABILITIES	162,861	151,457

	9,488,974	9,467,602

MINORITY INTEREST	470,465	416,438

STOCKHOLDERS’ EQUITY:
Common stock	2,681,466	2,454,219
Income retained for use in the business	7,463,073	6,287,905
Treasury stock at cost	(1,956,045)	(1,684,394)
Accumulated other comprehensive loss	(912,377)	(940,993)

	7,276,117	6,116,737

	$17,235,556	$16,000,777

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in thousands)

	Nine Months Ended Sept. 30,
	2005	2004
Cash flows from operating activities:
Income from continuing operations	$1,538,441	$662,654
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization (1)	992,088	968,629
Credits and charges, net of tax & minority interest (2)	(152,157)	198,801
Earnings of companies carried at equity, less dividends received	(51,500)	(64,078)
Deferred taxes	36,613	40,188
Stock based compensation expense	29,237	20,119
Provision for losses on accounts receivable	17,374	26,005
Change in operating assets and liabilities excluding acquisitions/divestitures:
Increase in receivables	(555,060)	(672,778)
Increase in inventories	(143,015)	(195,308)
Increase in other current assets	(80,482)	(26,315)
Increase in accounts payable and accrued liabilities	34,358	190,553
Increase in estimated liability for taxes on income	129,299	56,873
Increase in postretirement benefits	39,145	42,923
Other - net	62,300	(52,305)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,896,641	1,195,961

Cash flows from investing activities:
Purchase of fixed assets	(1,098,986)	(797,980)
Multiclient seismic data capitalized	(36,512)	(44,619)
Capitalization of intangible assets	(26,641)	(55,471)
Sale of Atos shares	—	1,164,662
Sale of Axalto shares	—	98,851
Business acquisitions, net of cash acquired	(93,487)	(12,134)
Proceeds from business divestitures	21,871	1,729,085
Sale of Montrouge facility	229,801	—
(Purchase) sale of investments, net	(236,177)	556,237
Other	67,955	8,179

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(1,172,176)	2,646,810

Cash flows from financing activities:
Dividends paid	(357,642)	(330,892)
Distribution to joint venture partner	(15,000)	—
Proceeds from employee stock purchase plan	48,343	41,801
Proceeds from exercise of stock options	158,553	171,432
Stock repurchase program	(407,604)	(236,556)
Proceeds from issuance of long-term debt	844,668	369,744
Debt extinguishment costs	—	(111,034)
Settlement of US Interest Rate Swap	—	(70,495)
Payments of principal on long-term debt	(1,021,539)	(3,503,626)
Net (decrease) increase in short-term debt	(19,916)	15,878

NET CASH USED BY FINANCING ACTIVITIES	(770,137)	(3,653,748)

Discontinued operations	7,972	26,092

Net (decrease) increase in cash before translation	(37,700)	215,115
Translation effect on cash	(1,982)	894
Cash, beginning of period	223,503	234,192

CASH, END OF PERIOD	$183,821	$450,201

(1)	Includes multiclient seismic data costs.
(2)	See Note 2 – Charges and Credits – Continuing Operations.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					(Stated in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
Balance, January 1, 2005	$2,454,219	$(1,684,394)	$6,287,905	$52,773	$(235,271)	$(758,495)	$—
Net income			1,546,413				1,546,413
Hanover stock marked to market, net of tax				(2,297)			(2,297)
Hanover stock - partial sale				(726)			(726)
Derivatives marked to market, net of tax				(33,743)			(33,743)
Translation adjustment						28,429	28,429
Sale of Essentis						(7,043)	(7,043)
Minimum pension liability					71,870		71,870
Tax benefit on minimum pension liability					(27,874)		(27,874)
Dividends declared			(371,245)
Stock repurchase plan		(407,604)
Employee stock purchase plan	49,499	28,484
Proceeds from shares sold to optionees less shares exchanged	77,120	81,433
Shares granted to Directors	1,012	486
Stock based compensation cost	29,237
Tax benefit on stock options	16,934
Shares issued on conversion of debentures	7
Purchase of PetroAlliance	53,438	25,550

Balance, September 30, 2005	$2,681,466	$(1,956,045)	$7,463,073	$16,007	$(191,275)	$(737,109)	$1,575,029

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2005	667,106,015	(78,604,352)	588,501,663
Stock repurchase plan	—	(5,506,600)	(5,506,600)
Employee stock purchase plan	—	1,308,749	1,308,749
Shares sold to optionees less shares exchanged	—	3,612,147	3,612,147
Shares granted to Directors	—	22,000	22,000
Shares issued on conversion of debentures	67	—	67
Purchase of PetroAlliance	—	1,150,323	1,150,323

Balance, September 30, 2005	667,106,082	(78,017,733)	589,088,349

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The December 31, 2004 balance sheet information has been derived from the audited 2004 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 4, 2005.

Certain items from prior year have been reclassified to conform to the current year presentation.

2. Charges and Credits – Continuing Operations

2005

Third quarter of 2005:

In the third quarter of 2005, Schlumberger recorded a pretax and after-tax gain of approximately $18 million relating to the resolution of a contingency associated with the March 2005 sale of its facility in Montrouge, France. This gain is classified in Interest & other income in the Consolidated Statement of Income.

First quarter of 2005:

In March 2005, Schlumberger sold its facility in Montrouge, France to a third party for $230 million, resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest & other income in the Consolidated Statement of Income. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

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

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges and Credits

Third quarter of 2004:

•	In connection with its ongoing restructuring program in order to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $3 million related to employee severance. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax charge of $11 million ($10 million after-tax) related to an intellectual property settlement which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest & other income in the Consolidated Statement of Income. As a result of this transaction, Schlumberger does not have any remaining ownership interest in Atos Origin SA.

•	In connection with its restructuring program in order to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $4 million related to employee terminations. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its US Interest Rate Swaps resulting in a pretax gain of $10 million ($6 million after-tax), which is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million related to a vacated leased facility in the UK, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million related to the release of a litigation reserve that was no longer required, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest & other income in the Consolidated Statement of Income.

•	Schlumberger commenced a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of the above 2004 charges:

	( Stated in millions )
	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$115	$14	$101
- Restructuring program charges	27	6	21
- Loss on sale of Atos Origin shares	21	—	21
- US interest-rate swap settlement gain	(10)	(4)	(6)
- Vacated leased facility charge	11	—	11
- Litigation reserve release	(5)	—	(5)
- Intellectual property settlement charge	11	1	10
- Loss recognized on interest-rate swaps	73	27	46

	$243	$44	$199

3. Business Divestitures – Discontinued Operations

During the second quarter of 2005, Credence Systems Corporation, the current owners of Schlumberger’s former NPTest semiconductor testing business, agreed to settle an outstanding contingent liability by paying Schlumberger $4 million in cash and 615,157 shares of common stock valued at approximately $5 million. Schlumberger sold its NPTest semiconductor testing business in July 2003 and reported it as a discontinued operation. This $9 million pretax and after-tax gain is reported as Income from Discontinued Operations in the Consolidated Statement of Income in the second quarter of 2005.

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

During the third quarter of 2004, Schlumberger recognized a loss, net of taxes, related to the divestiture of its Telecom Messaging business of $4 million and gains, net of taxes, related to the divestitures of Axalto and Telecom Billing Software of $18 million and $7 million, respectively. The $18 million gain related to Axalto consisted of a $9 million gain on the sale of Schlumberger’s residual investment of 5.1 million shares in Axalto and a $9 million reversal of a liability related to the divestiture. The $7 million gain associated with the Telecom Billing Software divestiture was the result of the receipt of additional cash proceeds in the third quarter of 2004 relating to this transaction.

The results of all of the previously mentioned divested business, including the related gain or loss on disposal, are reported as Income from Discontinued Operations in the Consolidated Statement of Income.

The following table summarizes the results of these discontinued operations:

			(Stated in millions)

	Third Quarter		Nine Months
	2005	2004	2005	2004
Revenue	$—	$25	$—	$565

Income before tax	$—	$—	$(1)	$54
Tax expense	—	—	—	16
Gains on disposal, net of tax	—	20	9	193

Income from discontinued operations	$—	$20	$8	$231

4. Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

				(Stated in thousands except per share amounts)

	2005			2004
	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Third Quarter

Basic	$540,803	589,820	$0.92	$297,965	589,936	$0.51

Dilutive effect of convertible debentures	7,197	19,105		7,197	19,105
Dilutive effect of options	—	6,998		—	4,746

Diluted	$548,000	615,923	$0.89	$305,162	613,787	$0.50

	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Nine Months

Basic	$1,538,441	589,298	$2.61	$662,654	589,186	$1.12

Dilutive effect of convertible debentures	21,591	19,105		21,591	19,105
Dilutive effect of options	—	5,820		—	4,718

Diluted	$1,560,032	614,223	$2.54	$684,245	613,009	$1.12

The number of outstanding options to purchase shares of common stock which were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)

	2005	2004
Third quarter	—	11.5

Nine months	7.0	13.2

5. Acquisitions

On December 9, 2003, Schlumberger announced that it had signed an agreement to acquire PetroAlliance Services Company Limited (“PetroAlliance Services”) over a 3-year period. Schlumberger acquired 26% of PetroAlliance Services in the second quarter of 2004 for $12 million in cash and 421,870 shares of

Schlumberger common stock valued at $24 million. During the second quarter of 2005, Schlumberger acquired an additional 25% of PetroAlliance Services for $40 million in cash and 1,150,323 shares of Schlumberger common stock valued at $79 million bringing its total ownership interest to 51%.

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

The $119 million purchase price paid in the second quarter of 2005 has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of the transaction as follows:

(Stated in millions)

Cash	$8
Accounts receivable	61
Fixed assets	61
Other assets	18
Goodwill	99
Other intangible assets	35

Total assets acquired	$282

Accounts payable and accrued liabilities	$42
Long-term debt - current portion	53
Long-term debt	5
Minority interest	25

Total liabilities acquired	$125

Sub-total	$157
Less: proportionate share of net assets previously held through equity investment	(38)

Net assets acquired	$119

Approximately $99 million has been allocated to goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. This goodwill is not tax deductible. The amounts allocated to other intangible assets primarily relate to customer relationships, which will be amortized on a straight line basis over a 12 year period.

PetroAlliance Services’ revenue during the year ended December 31, 2004 was approximately $218 million.

During 2005, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for approximately $41 million in cash. Under the terms of one of the transactions, Schlumberger may acquire the remaining interest based upon a performance-based formula, payable in Schlumberger common stock, subject to performance requirements, regulatory approval and other customary conditions.

Pro forma results pertaining to these acquisitions are not presented as the impact was not significant.

Schlumberger also made payments of approximately $21 million during 2005 with respect to certain transactions that were consummated in prior years.

6. Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on September 30, 2005 was $776 million and on December 31, 2004 was $716 million. Schlumberger’s equity income from this joint venture, which is included in Interest & other income in the Consolidated Statement of Income, was $23 million in the third quarter of 2005 ($17 million in the third quarter of 2004) and $63 million in the nine months ended September 30, 2005 ($49 million in the nine months ended September 30, 2004). During the third quarter of 2005, Schlumberger received a cash distribution of $28 million from the joint venture operation.

7. Securitization

A wholly owned subsidiary of Schlumberger has an agreement to sell, on an ongoing basis, up to $250 million of an undivided interest in its accounts receivable. The amount currently drawn under this agreement totaled $194 million at September 30, 2005. The previous agreement was extended in September 2005 for a further 12 months and now expires in September 2006. Schlumberger does not have any retained interest in the accounts receivable sold under this agreement.

8. Inventory

A summary of inventory follows:

	(Stated in millions)

	Sept. 30 2005	Dec. 31 2004
Raw Materials & Field Materials	$944	$812
Work in Process	79	59
Finished Goods	86	74

	1,109	945
Reserves	(135)	(125)

	$974	$820

9. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)

	Sept. 30 2005	Dec. 31 2004
Property plant & equipment	$11,539	$11,069
Less: Accumulated depreciation	7,518	7,307

	$4,021	$3,762

10. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

Balance at December 31, 2004	$347
Capitalized in period	37
Charged to cost of goods sold & services	(139)

Balance at September 30, 2005	$245

11. Goodwill

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2005 are as follows:

	(Stated in millions)

	Oilfield Services	Western Geco	Total
Balance at December 31, 2004	$2,545	$244	$2,789
Additions	147	4	151
Impact of change in exchange rates	(18)	—	(18)

Balance at September 30, 2005	$2,674	$248	$2,922

12. Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

	Sept. 30 2005	Dec. 31 2004
Gross book value	$644	$591
Less: Accumulated amortization	292	244

	$352	$347

Amortization expense was $18 million and $56 million for the three and nine months ended September 30, 2005, respectively, and $18 million and $57 million for the three and nine months ended September 30, 2004, respectively.

At September 30, 2005, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

	(Stated in millions)

	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$422	$169	5 -10 years
Technology	147	94	5 -10 years
Patents	12	9	5 -10 years
Other	63	20	1 -15 years

	$644	$292

The weighted average amortization period for all intangible assets is approximately 7.5 years.

Based on the balance of intangible assets at September 30, 2005, the annual amortization expense for each of the succeeding five fiscal years is estimated to be approximately: 2006 - $75 million, 2007 - $66 million, 2008 - $46 million, 2009 - $25 million and 2010 - $21 million. Amortization expense for the three months ended December 31, 2005 is estimated to be approximately $18 million.

13. Stock Compensation Plans

As of September 30, 2005, Schlumberger had two types of stock-based compensation plans which are described in Schlumberger’s 2004 Annual Report on Form 10-K. Schlumberger recorded stock-based compensation expense in the Consolidated Statement of Income under the fair value recognition provisions of SFAS Nos. 123 and 148 commencing in the third quarter of 2003, on a prospective basis for grants after January 1, 2003. The effect of stock based compensation expense on net income was $10 million in the third quarter of 2005 ($7 million in the third quarter of 2004) and $29 million during the nine months ended

September 30, 2005 ($20.1 million for the nine months ended September 30, 2004). Schlumberger applies the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for the stock-based Schlumberger plans been determined based on the fair value at the grant dates for awards prior to January 1, 2003, consistent with the method of SFAS 123, Schlumberger’s net income and earnings per share would have been the pro forma amounts indicated below:

	(Stated in millions except per share amounts)

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net income
As reported	$541	$318	$1,546	$894
Pro forma adjustments:
Cost of Stock Options	(12)	(8)	(35)	(32)

Pro forma	$529	$310	$1,511	$862

Basic earnings per share
As reported	$0.92	$0.54	$2.62	$1.52
Pro forma adjustments:
Cost of Stock Options	(0.02)	(0.01)	(0.06)	(0.05)

Pro forma	$0.90	$0.53	$2.56	$1.47

Diluted earnings per share
As reported	$0.89	$0.53	$2.55	$1.49
Pro forma adjustments:
Cost of Stock Options	(0.02)	(0.01)	(0.06)	(0.05)

Pro forma	$0.87	$0.52	$2.49	$1.44

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (Share-Based Payment). The standard amends SFAS 123 (Accounting for Stock Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. Schlumberger will apply the modified prospective method whereby compensation cost will be recognized for the unamortized portion of vested awards outstanding at January 1, 2006, the effective date of SFAS 123R, and granted after January 1, 1995. Such cost will be recognized in Schlumberger’s financial statements over the remaining vesting periods. As described above, in 2003 Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148 on a prospective basis for grants after January 1, 2003. Therefore, effective January 1, 2006, Schlumberger will have to apply the provisions of SFAS 123R to the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002; the adoption of this standard to result in an additional charge to Schlumberger’s earnings of approximately $20 million in 2006 and $5 million in 2007.

14. Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	(Stated in millions)

	Third Quarter		Nine Months
	2005	2004	2005	2004
United States	$177	$95	$579	$144
Outside United States	563	286	1,491	734

Pretax income	$740	$381	$2,070	$878

Schlumberger reported pretax charges and credits in continuing operations in 2005 and 2004. During the third quarter of 2005, Schlumberger recorded a pretax credit of $18 million outside of the US. During the nine months ended September 30, 2005, Schlumberger recorded pretax net credits of $152 million ($2 million of charges in the US; $154 million of credits outside the US). During the nine months ended September 30,

2004, Schlumberger recorded net pretax charges of $242 million ($124 million in the US; $118 million outside of the US). These charges and credits are described in detail in Note 2 – Charges and Credits – Continuing Operations.

The components of net deferred tax assets were as follows:

	(Stated in millions)

	Sept. 30 2005	Dec. 31 2004
Postretirement and other long-term benefits	$256	$251
Current employee benefits	59	123
Fixed assets, inventory and other	183	196
Net operating losses	10	13

	$508	$583

The deferred tax assets relating to net operating losses at September 30, 2005 and December 31, 2004 are net of valuation allowances in certain countries of $228 million and $312 million, respectively.

As described in Note 2 Charges and Credits – Continuing Operations, Schlumberger sold its facility in Montrouge, France during 2005. This transaction allowed for the utilization of a $57 million deferred tax asset relating to certain net operating losses that were previously offset by a valuation allowance.

The components of consolidated income tax expense from continuing operations were as follows:

	(Stated in millions)

	Third Quarter		Nine Months
	2005	2004	2005	2004
Current:
United States - Federal	$(6)	$(108)	$138	$(3)
United States - State	(1)	(7)	15	(3)
Outside United States	110	79	285	162

	$103	$(36)	$438	$156

Deferred:
United States - Federal	$67	$130	$40	$28
United States - State	7	7	4	6
Outside United States	12	(27)	55	2
Valuation allowance	(14)	—	(62)	4

	$72	$110	$37	$40

Consolidated taxes on income	$175	$74	$475	$196

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Third Quarter		Nine Months
	2005	2004	2005	2004
US federal statutory rate	35%	35%	35%	35%
US state income taxes	1	—	1	—
Non US income taxed at different rates	(8)	(9)	(9)	(9)
Effect of equity method investment	(1)	(1)	(1)	(1)
Minority partner’s share of LLC earnings	(1)	—	(1)	(1)
Valuation allowance (excluding charges and credits)	(1)	—	—	—
Other	—	(2)	—	(3)
Charges and credits	(1)	—	(2)	1

Effective income tax rate	24%	23%	23%	22%

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

16. Segment Information

Schlumberger operates two primary reportable business segments: Oilfield Services and WesternGeco.

(Stated in millions)

	THIRD QUARTER 2005					THIRD QUARTER 2004
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$946	$139	$—	$80	$219	$789	$78	$—	$41	$119
Latin America	569	74	—	18	92	434	38	—	7	45
Europe/CIS/W. Africa	944	162	4	35	201	737	96	—	22	118
Middle East & Asia	774	202	—	24	226	617	146	—	20	166
Elims/Other	26	(21)	—	5	(16)	29	(10)	—	2	(8)

	3,259	556	4	162	722	2,606	348	—	92	440

WesternGeco	436	41	18	27	86	301	19	9	5	33

Elims & Other	3	(53)	3	(14)	(64)	(1)	(29)	—	(23)	(52)

	$3,698	$544	$25	$175		$2,906	$338	$9	$74

Interest Income					26					14
Interest Expense (1)					(48)					(40)
Credits and charges (2)					18					(14)

					$740					$381

1.	Excludes interest expense included in the Segment results ($3 million in 2005; $3 million in 2004).
2.	See Note 2 Charges and Credits – Continuing Operations.

(Stated in millions)

	NINE MONTHS 2005					NINE MONTHS 2004
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
Oilfield Services
North America	$2,720	$421	$—	$234	$655	$2,261	$237	$—	$125	$362
Latin America	1,592	194	—	46	240	1,255	138	—	31	169
Europe/CIS/W. Africa	2,520	387	4	87	478	2,089	276	—	65	341
Middle East & Asia	2,172	539	—	68	607	1,812	406	—	60	466
Elims/Other	78	(39)	—	13	(26)	88	(33)	—	12	(21)

	9,082	1,502	4	448	1,954	7,505	1,024	—	293	1,317

WesternGeco	1,197	92	39	76	207	905	36	15	30	81

Elims & Other	7	(135)	14	(49)	(170)	2	(36)	5	(127)	(158)

	$10,286	$1,459	$57	$475		$8,412	$1,024	$20	$196

Interest Income					68					39
Interest Expense (1)					(140)					(158)
Credits and charges (2)					151					(243)

					$2,070					$878

1.	Excludes interest expense included in the Segment results ($8 million in 2005; $6 million in 2004).
2.	See Note 2 Charges and Credits – Continuing Operations.

17. Pension and Other Postretirement Benefits

Net pension cost in the US for the third quarter and nine months ended September 30, 2005 and 2004 included the following components:

			(Stated in millions)
	Third Quarter		Nine Months
	2005	2004	2005	2004
Service cost - benefits earned during period	$13	$13	$39	$39
Interest cost on projected benefit obligation	27	25	80	75
Expected return on plan assets	(28)	(23)	(81)	(69)
Amortization of prior service cost/other	2	3	7	9
Amortization of unrecognized net loss	6	5	19	15

Net pension cost	$20	$23	$64	$69

In July 2005, Schlumberger contributed approximately $171 million to the US pension plan.

Net pension cost in the UK plan for the third quarter and nine months ended September 30, 2005 and 2004 included the following components:

			(Stated in millions)
	Third Quarter		Nine Months
	2005	2004	2005	2004
Service cost - benefits earned during period	$6	$7	$18	$21
Interest cost on projected benefit obligation	9	8	29	24
Expected return on plan assets	(11)	(9)	(34)	(28)
Amortization of unrecognized loss	3	2	11	7

Net pension cost	$7	$8	$24	$24

Net postretirement benefit cost in the US for the third quarter and nine months of 2005 and 2004 included the following components:

			(Stated in millions)
	Third Quarter		Nine Months
	2005	2004	2005	2004
Service cost - benefits earned during period	$6	$7	$21	$21
Interest cost on accumulated postretirement benefit obligation	11	13	34	39
Other	(1)	1	(1)	3

Net postretirement benefit cost	$16	$21	$54	$63

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS REVIEW

				(Stated in millions)
	Third Quarter			Nine Months
	2005	2004	% chg	2005	2004	% chg
Oilfield Services
Operating Revenue	$3,259	$2,606	25%	$9,082	$7,505	21%
Pretax Operating Income	$722	$440	64%	$1,954	$1,317	48%

WesternGeco
Operating Revenue	$436	$301	45%	$1,197	$905	32%
Pretax Operating Income	$85	$33	158%	$207	$81	154%

Pretax operating income represents the segments’ income before taxes and minority interest. Pretax operating income excludes corporate expenses (including $6 million relating to assets lost and damaged during the third quarter 2005 hurricanes in the Gulf of Mexico), interest income, interest expense and amortization of certain intangibles, stock-based compensation costs and the Charges and Credits described in detail on pages 6, 7 and 8 as these items are not allocated to the segments.

Third Quarter 2005 Compared to Third Quarter 2004

Operating revenue for the third quarter of 2005 was $3.70 billion versus $2.91 billion for the same period last year. Income from continuing operations before taxes and minority interest was $740 million in 2005 compared to $381 million in 2004. The 2005 results include a pretax credit of $18 million, and 2004 include pretax charges of $14 million. These charges and credits are described in detail on pages 6, 7 and 8.

Net income for the third quarter of 2005 was $541 million compared to $318 million for the same period last year. Net income includes a gain from discontinued operations of $20 million in 2004.

Oilfield Services revenue of $3.26 billion increased 7% sequentially and 25% compared to the same quarter of last year. Pretax business segment operating income of $722 million increased 7% sequentially and 64% year-on-year.

WesternGeco revenue of $436 million increased 14% sequentially and 45% year-on-year. Pretax business segment operating income of $85 million increased 48% sequentially and 158% year-on-year.

OILFIELD SERVICES

Third-quarter revenue of $3.26 billion was 7% higher sequentially and increased 25% year-on-year. Pretax operating income of $722 million increased 7% sequentially and 64% year-on-year.

Sequential revenue increases were recorded across all geographic areas, with Europe/CIS/West Africa and Middle East & Asia displaying the strongest growth rates. By technology, Drilling & Measurements, Well Completions & Productivity, and Well Services led sequential growth.

Year-on-year, all four geographic areas posted growth of at least 20%. All technologies recorded significant increases driven by robust new technology introduction, coupled with increased activity and favorable pricing.

Pretax operating income recorded strong sequential growth with the exception of North America, which was affected by the hurricane season in the Gulf of Mexico. Strengthening exploration and production activity worldwide led to improved pricing across all geographic areas.

North America

Revenue of $946 million increased 4% sequentially and 20% year-on-year. Pretax operating income of $219 million declined 6% sequentially but increased 84% year-on-year.

Canada recorded strong sequential growth with the rapid recovery in rig count following spring break-up, combined with sustained improved pricing. The growth in US Land revenue resulted from the combination of positive trends in activity and favorable pricing. Gulf Coast activity declined substantially during the quarter with the suspension of operations due to the severe hurricane season.

The sequential decline in operating income was the result of the severity of the hurricane season, and includes the combined effects of reduced resource utilization and business disruption costs. The total estimated financial impact of hurricanes during the third quarter for the Gulf Coast and US Land GeoMarkets was $60 million in lost revenue and $44 million in lost operating income.

The steep year-on-year operating income growth was primarily due to double-digit price increases, particularly for Well Services, Wireline, and Drilling & Measurements technologies, together with continuing activity growth.

Latin America

Revenue of $569 million was 3% higher sequentially and 31% higher year-on-year. Pretax operating income of $92 million increased 9% sequentially and 104% year-on-year.

Sequential revenue improvement was due to an expanding customer base and an Integrated Project Management (IPM) project that included a performance-related incentive payment in the Peru/Colombia/Ecuador GeoMarket. In Brazil, increasing activity was experienced with strong deployment of Drilling & Measurements and Wireline technology services. Revenue improvement was partially offset by Mexico, which declined during the quarter, primarily due to a drop in IPM third-party managed services revenue.

Revenue in Venezuela improved as a result of rising PDVSA drilling activity, partially offset by a slowdown in international operator activity offshore Venezuela. During the quarter, PRISA barge utilization activity in Western Venezuela exceeded an average of 90%. Discussions regarding the settlement of certain outstanding receivables for the PRISA contract were progressing at quarter-end.

The year-on-year revenue growth was experienced across all four GeoMarkets. The most significant contributions came from Venezuela with the resumption of the activity for PDVSA in the Lake Maracaibo, and from the Peru/Colombia/Ecuador GeoMarket due to an expanding IPM portfolio.

Increasing operating efficiency in the Latin America South and Peru/Colombia/Ecuador GeoMarkets led partly to the sequential operating income improvement. The marked year-on-year operating income improvement was due to strengthening profitability in integrated projects coupled with strong Drilling & Measurements technology results throughout Latin America.

Europe/CIS/West Africa

Revenue of $944 million increased 14% sequentially and 28% year-on-year. Pretax operating income of $201 million increased 31% sequentially and 71% year-on-year.

Sequential revenue growth was partially due to continued strong activity in Russia, particularly for Drilling & Measurements and Well Completions & Productivity technologies, combined with the first full quarter of financial consolidation of PetroAlliance operations.

West Africa experienced strong activity improvement with continued deepwater activity growth benefiting mainly Wireline and Drilling & Measurements technologies. The North Sea GeoMarket also contributed to the revenue growth, with increased drilling activity and strong demand for production technologies from Well Services and Wireline.

The year-on-year revenue growth was principally due to Russia with the consolidation of PetroAlliance operations, coupled with higher activity in the North Sea and West Africa.

Sequentially, Drilling & Measurements, Well Services, and Well Completions & Productivity technologies showed the strongest rise in operating income from increased pricing and activity, particularly in the North Sea, West Africa, and Russia GeoMarkets. All seven Europe/CIS/West Africa GeoMarkets delivered operating margin improvements resulting in a sequential increase of 270 basis points due to price increases in a tight supply environment. The year-on-year operating income increase was led by Drilling & Measurements technology driven by improved activity levels and stronger pricing mainly in the North Sea, West Africa and Russia GeoMarkets.

Middle East & Asia

Revenue of $774 million was 6% higher sequentially and 25% higher year-on-year. Pretax operating income of $226 million increased 9% sequentially and 36% year-on-year.

The sequential revenue growth was mainly due to the increase in rig count in the Saudi Arabia/Bahrain/Kuwait GeoMarket, as Saudi Aramco continues to increase activity in line with their announced spending plans.

In the Brunei/Malaysia/Philippines GeoMarket, sequential revenue grew sharply due to higher customer expenditures, improving pricing, and a move by operators into increased deepwater exploration. This resulted in high levels of activity in testing operations, as well as demand for Drilling & Measurements technology services. The Gulf GeoMarket also contributed to the sequential revenue growth through firm pricing.

The year-on-year revenue growth was mainly due to a sharp activity increase in the Saudi Arabia/Bahrain/Kuwait and Gulf GeoMarkets, coupled with strong deepwater exploration activity in the Brunei/Malaysia/Philippines GeoMarket.

Sustained activity, rising pricing, and improved market share gain resulted in operating margins approaching 30% in the quarter. The strong sequential operating income growth was driven by Drilling & Measurements and Wireline technology services that benefited from an increasing rig count and a strengthening pricing environment. The year-on-year operating income growth was mainly driven by a combination of higher activity and more favorable pricing in Saudi together with sharp activity increases in the Brunei/Malaysia/Philippines GeoMarket.

WESTERNGECO

Third-quarter revenue of $436 million increased 14% sequentially and 45% compared to the same period last year. Pretax operating income of $85 million improved 48% sequentially and $52 million year-on-year.

Sequentially, Marine revenue increased sharply as overall vessel utilization improved to 92% and Q-vessel utilization reached 100% in the quarter. In Europe, three Q* vessels and the Q-Seabed* crew were active throughout the quarter. In addition, one new project began in Sakhalin and higher activity was experienced in West Africa. These results were partly mitigated by lower revenue in South America, Mexico, and the Middle East following the transfer of vessels to other regions. The sharp revenue growth also reflected much improved contractual terms and conditions, including mobilization, demobilization, and weather downtime provisions.

However, Land, Data Processing, and Multiclient revenues experienced seasonal declines during the quarter. In Land, the start of a new project in Algeria was insufficient to overcome the results of the standby of two crews in Africa due to the rainy season. In Data Processing, higher revenues in South America and Russia were unable to compensate for lower activity in Mexico. Multiclient sales were $95 million, which declined due to office closures in New Orleans and Houston as a result of hurricane activity.

The year-on-year revenue increase was led by Marine due to better vessel utilization combined with a 74% year-on-year price improvement and favorable terms and conditions on most contracts.

Sequential improvement in operating income was mainly due to Marine, driven by higher vessel utilization and strong pricing.

The overall impact of Hurricanes Katrina and Rita led to estimated lost operating revenue of $13 million and lost operating income of $9 million for the quarter.

Backlog reached $656 million versus $595 million at the end of the second quarter.

OTHER

Interest and other income for the third quarter of 2005 was $80 million versus $37 million for the same period last year. The third quarter of 2005 included an $18 million gain relating to the resolution of a contingency associated with the March 2005 sale of a facility in Montrouge, France and a $6 million gain relating to sales of certain assets. Interest income of $27 million increased $12 million compared to the same quarter last year. The average return on investment increased from 2.2% to 3.4% while the average investment balance of $3.1 billion increased by $560 million compared to last year.

Gross margin increased from 20.8% in 2004 to 25.4% in 2005, primarily due to a combination of record activity levels in Oilfield Services with operations at capacity in a number of regions, and continued pricing improvements in both Oilfield Services and WesternGeco. Research and engineering expense, as a percentage of revenue decreased from 4.1% to 3.5%. In absolute dollars, both marketing expense and general and administrative expenses were essentially flat, but decreased as a percentage of revenue.

Interest expense of $51 million increased $7 million compared to the same quarter last year. Average borrowing rates of 4.5% increased from 3.6% last year. The average debt balance of $4.5 billion increased by $69 million compared to the same quarter last year.

The effective tax rate for the third quarter of 2005 was 23.6% compared to 19.5% in the prior year. This increase is primarily attributable to the country mix of results in Oilfield Services, with a higher proportion of pretax profitability in higher tax jurisdictions. Additionally, the prior year rate was positively impacted to a relatively larger degree by the resolution of non-US tax audits.

Nine Months 2005 Compared to Nine Months 2004

Operating revenue for the nine month period ended September 30, 2005 was $10.29 billion versus $8.41 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $2.07 billion in 2005 compared to $878 million in 2004. The 2005 results include net pretax credits of $151 million. The 2004 results include pretax charges of $243 million. These charges and credits are described in detail on pages 6, 7 and 8.

Net income for the nine month period ended September 30, 2005 was $1.55 billion compared to $894 million in the same period last year. Net income includes a gain from discontinued operations of $8 million in 2005 compared to $231 million in 2004.

In the nine month period ended September 30, 2005, Oilfield Services recorded revenue of $9.08 billion, an increase of 21% compared to the same period of last year. Pretax business segment operating income of $1.95 billion increased 48% year-on-year.

WesternGeco revenue for the nine months ended September 30, 2005 of $1.20 million increased 32% year-on-year. Pretax business segment operating income of $207 million increased 154% year-on-year.

OILFIELD SERVICES

Nine months revenue of $9.08 billion was 21% higher versus the same period last year. Pretax operating income of $1.95 billion increased 48% year-on-year. Year-on-year revenue growth was strongest in Australasia, Brunei/Malaysia/Philippines, Thailand/Vietnam, Peru/Colombia/Ecuador and Nigeria GeoMarkets. Year-on-year revenue growth was reflected across all technologies with strong double-digit growth achieved in Data Consulting Services, Well Services, Well Completions & Productivity, Drilling & Measurements, and Wireline.

North America

Revenue of $2.7 billion increased 20% versus the same period last year. Pretax operating income of $655 million increased 81% year-on-year. Year-on-year growth was mainly due to high activity levels in US Land and Canada, which were fueled by the rising rig count, the sustained strength of commodity prices and continued pricing improvements. Gulf Coast activity declined year-on-year due to the absence of drilling turnkey operations and the extreme nature of the hurricane season as previously described. All technologies generated double-digit growth year-on-year.

Latin America

Revenue of $1.6 billion was 27% higher year-on-year. Pretax operating income of $240 million increased 42% versus the same period last year. Year-on-year growth in Peru/Colombia/Ecuador was the result of commencement of several integrated projects, as well as an increase in both exploration and development drilling activity. Year-on-year increases were also posted in Latin America South with a sharp increase in drilling activity, particularly in Brazil and Bolivia, and strong Wireline activity. Venezuela was higher with increased activity from PDVSA as well as significant software sales. Increased activity on integrated projects, including higher third party managed services, accounted for growth in Mexico. All technologies recorded strong double-digit growth with the exception of Schlumberger Information Solutions.

Europe/CIS/West Africa

Revenue of $2.5 billion increased 21% year-on-year. Pretax operating income of $478 million increased 40% year-on-year. Growth was led by Nigeria, with an increase in deep water drilling activity, and the prior year activity impacted by production shutdowns in the Western delta due to unrest in the Area. West Africa growth was driven by significant activity in Well Completions & Productivity, coupled with increased drilling and logging operations. Growth in the North Sea came from an increase in Well Completions & Productivity activity, and strong utilization of the stimulation vessel, while Russia saw increasing demand for Well Services technology. Additionally the current year activity includes three quarters of SGK activity (compared to one quarter in 2004) and 112 days of PetroAlliance revenue (none in 2004). All technologies increased year-on-year.

Middle East & Asia

Revenue of $2.2 billion was 20% higher year-on-year. Pretax operating income of $607 million was 30% higher versus the same period last year. Revenue growth was strongest in Brunei/Malaysia/Philippines with growing Well Completions & Productivity lift activity in Australasia from growth in offshore well testing and drilling activity, and Thailand/Vietnam with a ramp up in Wireline activity on higher rig count in the region. In the Gulf, Wireline and Well Services continued to grow, while in Saudi Arabia the growth was driven by the rising rig count and increasing rigless activity as oil production continues to gather pace. All technologies recorded strong growth year-on-year.

WESTERNGECO

Nine months revenue for WesternGeco of $1.2 billion was 32% higher compared to the same period last year. Marine, Land, Multiclient and Data Processing all experienced year-on-year revenue increases. The increase in Marine was attributable to higher vessel utilization coupled with better pricing and better terms and conditions on most contracts. Marine activity increased mainly in Europe, Asia, North America, South America and the Caspian but was partially offset by lower activity in Mexico following the transfer of vessels to other regions. Land increased mainly in Middle East with several additional crews active in the current year, higher activity in Europe and in South America, partially offset by Mexico and Malaysia. Multiclient sales increased 13% to $345 million. This increase was mainly in North America from higher sales in Alaska, in US Land and in Canada, partially offset by lower sales in the Gulf coast. Multiclient sales also increased in Asia, Europe, West Africa and the Caspian. Data Processing increased due to higher third party processing in North America as well as higher activity in Brazil, Russia, the Middle East and in Asia, partially offset by lower activity in Mexico.

Pretax operating income of $207 million improved by $125 million year-on-year. Marine, Land, Multiclient and Data Processing all experienced increases due to higher revenue, better pricing and utilization, partly mitigated by higher operating costs. In addition, approximately 67% of Multiclient sales in the current period had no net book value due to the prior amortization of capitalized costs, versus 54% in the prior period.

OTHER

Interest and other income was $315 million versus $89 million for the same period last year. The 2005 period includes a total gain of $163 million relating to the sale of a facility in Montrouge, France and a $6 million gain relating to the sales of certain assets, while the 2004 period included a $21 million loss on the sale of shares of Atos Origin SA. Both of these items are described in further detail in the following pages. Interest income of $70 million increased $30 million compared to the same period last year. The average return on investment increased from 1.8% to 3.1% and the average investment balance of $3.0 billion increased $113 million compared to last year.

Gross margin increased from 20.9% in 2004 to 25.0% in 2005, primarily due to a combination of record activity levels in Oilfield Services, with operations at capacity in a number of regions, and continued pricing improvements in both Oilfield Services and WesternGeco. As a percentage of revenue, marketing expense was flat compared to last year, while research and engineering expense decreased, as a percentage of revenue, from 4.2% to 3.6%. General and administrative expense, as a percentage of revenue, decreased from 2.9% to 2.6%.

Excluding the impact of the net $64 million charge in 2004 related to the US interest rate swaps described on page 7, interest expense decreased $16 million, and average borrowing rates increased from 3.5% in 2004 to 4.4% in 2005. The average debt balance of $4.5 billion decreased by $1.7 billion compared to the same period last year.

The effective tax rate for the first nine months of 2005 was 22.9% compared to 22.3% in the prior year. The rate in 2005 reflects the impact of the $163 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance and had the effect of lowering the effective tax rate during the first nine months of 2005 by 2.0%. The rate in 2004 reflects the impact of the $77 million of costs associated with the repurchase of European bonds which was not tax effective and had the effect of increasing the effective tax rate during the first nine months of 2004 by 3.3%. Excluding the impact of these significant transactions, the effective tax rate increased from 2004 to 2005. This increase is primarily attributable to the country mix of results in Oilfield Services, with a higher proportion of pretax profitability in higher tax jurisdictions. Additionally, the rate for last year was positively impacted, to a relatively larger degree, by the resolution of non-US tax audits.

Charges and Credits – Continuing Operations

2005

Third quarter of 2005:

In the third quarter of 2005, Schlumberger recorded a pretax and after-tax gain of approximately $18 million relating to the resolution of a contingency associated with the March 2005 sale of its facility in Montrouge, France. This gain is classified in Interest & other income in the Consolidated Statement of Income.

First quarter of 2005:

In March 2005, Schlumberger sold its facility in Montrouge, France to a third party for $230 million, resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest & other income in the Consolidated Statement of Income. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

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

The above pretax charges are classified in Debt extinguishment costs in the Consolidated Statement of Income.

Other Charges and Credits

Third quarter of 2004:

•	In connection with its ongoing restructuring program in order to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $3 million related to employee severance. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax charge of $11 million ($10 million after-tax) related to an intellectual property settlement which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest & other income in the Consolidated Statement of Income. As a result of this transaction, Schlumberger does not have any remaining ownership interest in Atos Origin SA.

•	In connection with its restructuring program in order to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $4 million related to employee terminations. This charge is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its US Interest Rate Swaps resulting in a pretax gain of $10 million ($6 million after-tax), which is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax charge of $11 million related to a vacated leased facility in the UK, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million related to the release of a litigation reserve that was no longer required, which is classified in Cost of goods sold & services in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the US. As a result, the $500 million US interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Accumulated Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million on this transaction, which reflects both banking fees and currency effect. The pretax charge is classified in Interest & other income in the Consolidated Statement of Income.

•	Schlumberger commenced a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of the above 2004 charges:

	( Stated in millions )
	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$115	$14	$101
- Restructuring program charges	27	6	21
- Loss on sale of Atos Origin shares	21	—	21
- US interest-rate swap settlement gain	(10)	(4)	(6)
- Vacated leased facility charge	11	—	11
- Litigation reserve release	(5)	—	(5)
- Intellectual property settlement charge	11	1	10
- Loss recognized on interest-rate swaps	73	27	46

	$243	$44	$199

Discontinued Operations

During the second quarter of 2005, Credence Systems Corporation, the current owners of Schlumberger’s former NPTest semiconductor testing business, agreed to settle an outstanding contingent liability by paying Schlumberger $4 million in cash and 615,157 shares of common stock valued at approximately $5 million. Schlumberger sold its NPTest semiconductor testing business in July 2003 and reported it as a discontinued operation. This $9 million pretax and after-tax gain is reported as Income from Discontinued Operations in the Consolidated Statement of Income in the second quarter of 2005.

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

During the third quarter of 2004, Schlumberger recognized a loss, net of taxes, related to the divestiture of its Telecom Messaging business of $4 million and gains, net of taxes, related to the divestitures of Axalto and Telecom Billing Software of $18 million and $7 million, respectively. The $18 million gain related to Axalto consisted of a $9 million gain on the sale of Schlumberger’s residual investment of 5.1 million shares in Axalto and a $9 million reversal of a liability related to the divestiture. The $7 million gain associated with the Telecom Billing Software divestiture was the result of the receipt of additional cash proceeds in the third quarter of 2004 relating to this transaction.

The results of all of the previously mentioned divested business, including the related gain or loss on disposal, are reported as Income from Discontinued Operations in the Consolidated Statement of Income.

The following table summarizes the results of these discontinued operations:

			(Stated in millions)

	Third Quarter		Nine Months
	2005	2004	2005	2004
Revenue	$—	$25	$—	$565

Income before tax	$—	$—	$(1)	$54
Tax expense	—	—	—	16
Gains on disposal, net of tax	—	20	9	193

Income from discontinued operations	$—	$20	$8	$231

CASH FLOW

During the first nine months of 2005, cash provided by operations was $1.9 billion as income from continuing operations plus depreciation/amortization and credits/charges were partially offset by increases in customer receivables and inventories. Cash used by investing activities was $1.2 billion, with investments in fixed assets ($1.1 billion) and acquisitions ($93 million) offset in part by proceeds from the sale of the Montrouge facility ($230 million). Cash used by financing activities was $770 million as the payment of dividends to shareholders ($358 million), stock repurchase plan ($408 million) and a net reduction in debt of $197 million were only partially offset by the proceeds from employee stock plans ($207 million).

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

(Stated in millions)
Nine Months	2005
Net Debt, beginning of period	$(1,459)
Income from continuing operations	1,538
Excess of equity income over dividends received	(52)
Charges and credits, net of tax and minority interest	(152)
Depreciation and amortization	992
US pension contribution	(171)
Increase in working capital requirements	(405)
Capital expenditures	(1,135)
Dividends paid	(358)
Proceeds from stock plans	207
Proceeds from business divestitures	22
Proceeds from the sale of Montrouge facility	230
PetroAlliance acquisition (cash paid)	(40)
Net debt acquired	(50)
Stock purchase program	(408)
Other	181
Other business acquisitions	(62)
Translation effect on net debt	86

Net Debt, end of period	$(1,036)

	(Stated in millions)
Components of Net Debt	Sept. 30 2005	Dec. 31 2004
Cash and short-term investments	$3,003	$2,997
Fixed income investments, held to maturity	379	204
Bank loans and current portion of long-term debt	(674)	(716)
Long-term debt	(3,744)	(3,944)

	$(1,036)	$(1,459)

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger and its customers; effective tax rates; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed our most recent Form 10-K, this Form 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Non-US Operations

Schlumberger derives a significant portion of its revenues from non-US operations, which subject Schlumberger to risks which may affect such operations. Schlumberger’s non-US operations accounted for approximately 77% and 74% of our consolidated revenues for the third quarter of 2005 and 2004, respectively; and 75% and 74% for the first nine months of 2005 and 2004, respectively. The proportion of revenues generated from non-US operations has increased from 2004 to 2005 due to the significant impact of the third quarter 2005 hurricanes in the US. Risks which may adversely affect our operations in such countries include unsettled political and economic conditions in certain areas, exposure to possible expropriation or other governmental actions, social unrest, acts of terrorism, outbreak of war or other armed conflict, deprivation of contract rights, exchange control and currency fluctuation. In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan, Libya and Cuba, which are subject to trade, economic sanctions or other restrictions imposed by the US government. Although it is impossible to predict such occurrences or their effects on Schlumberger, management believes these risks are acceptable. Management also believes that the geographical diversification of our activities reduces the risk that loss of operations in any one country would be material to all the operations taken as a whole.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2004. Schlumberger’s exposure to market risk has not changed materially since December 31, 2004.

Item 4: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

*Mark of Schlumberger

PART II. OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million shares to be acquired in the open market before December 2006, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2005.

			(Stated in thousands except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1 through July 31, 2005	24.3	$76.62	24.3	6,049.8
August 1 through August 31, 2005	444.0	$84.55	440.0	5,609.8
September 1 through September 30, 2005	1,260.6	$83.94	1,260.6	4,349.2

	1,728.9	$83.96	1,724.9

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

Exhibit 10.1 Employment Agreement, dated July 21, 2005 and effective as of August 1, 2005, between Schlumberger N.V. (Schlumberger Limited) and Frank A. Sorgie (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on July 25, 2005).

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Schlumberger Limited
(Registrant)

Date: October 27, 2005	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory