Form 10-K
period 2005-12-31
SCHLUMBERGER LTD /NV/
filed 2006-02-24
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 1-4601

Schlumberger N.V. (Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Netherlands Antilles	52-0684746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

153 East 53 Street, 57th Floor New York, New York, United States of America	10022-4624

42, rue Saint-Dominique Paris, France	75007

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:

(212) 350-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris Euronext Amsterdam The London Stock Exchange SWX Swiss Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

As of June 30, 2005, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $43.7 billion.

As of January 31, 2006, Number of Shares of Common Stock Outstanding: 590,868,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated herein by reference into Part III of this Form 10-K: Definitive Proxy Statement for the 2006 Annual General Meeting of Stockholders (“Proxy Statement”).

SCHLUMBERGER LIMITED

Form 10-K

Part 1, Item 1

PART I

Item 1    Business

All references herein to “Registrant”, “Company” and “Schlumberger” refer to Schlumberger Limited and its consolidated subsidiaries.

Founded in 1927, Schlumberger is the world’s leading oilfield services company, supplying technology, project management and information solutions that optimize performance in the oil and gas industry. As of December 31, 2005, the Company employed more than 60,000 people of over 140 nationalities operating in more than 80 countries. Schlumberger has principal executive offices in New York, Paris, and The Hague. Schlumberger consists of two business segments: Schlumberger Oilfield Services and WesternGeco. Schlumberger Oilfield Services is the world’s premier oilfield services company supplying a wide range of technology services and solutions to the international oil and gas industry. WesternGeco, 70% owned by Schlumberger and 30% owned by Baker Hughes, is the world’s largest and most advanced surface seismic company.

Schlumberger Oilfield Services is the world’s leading provider of technology, project management and information solutions to the international petroleum industry. With more than 60,000 employees, Schlumberger Oilfield Services manages its business through 27 Oilfield Services GeoMarket* regions, which are grouped into four geographic areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions.

Schlumberger invented wireline logging in 1927 as a technique for obtaining downhole data in oil and gas wells. Today, Schlumberger Oilfield Services operates in each of the major oilfield service markets covering the entire life cycle of the reservoir. These services, in which Schlumberger holds a number of market leading positions, are organized into six Technology groups to capitalize on technical synergies and introduce innovative solutions within the GeoMarket regions.

•	Wireline – provides the information necessary to evaluate the formation, plan and monitor well construction, and monitor and evaluate production. Wireline offers both open-hole and cased-hole services.

•	Drilling & Measurements – supplies directional drilling, measurements-while-drilling, and logging-while-drilling services.

•	Well Services – provides services to construct oil and gas wells, as well as maintain optimal production through the life of an oil and gas field. These include pressure pumping, well stimulation services, coiled tubing, cementing and engineering services.

•	Well Completions & Productivity – provides testing, completion, and oil- and gas- production optimization services. Services range from well testing and perforating, to intelligent completions and artificial lift systems.

•	Data & Consulting Services – supplies measurement, interpretation and integration of all exploration and production data types, as well as expert consulting services for reservoir characterization, production enhancement, field development planning, and multi-disciplinary reservoir and production solutions.

•	Schlumberger Information Solutions – provides consulting, software, information management, and IT infrastructure services that support oil and gas industry core operational processes.

Part 1, Item 1

One other service, Integrated Project Management (IPM), provides consulting, project management and engineering services leveraging the expertise from the other six Technologies.

The Technologies are also responsible for overseeing operational processes, resource allocation, personnel and quality, health, safety, and environmental matters in the GeoMarket.

Supporting the six Technologies are 23 research and development (R&D) centers. Through its R&D, Schlumberger is committed to advanced technology programs that will enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery, increase asset value and accomplish all of these goals in a safe, environmentally sound manner.

Schlumberger Oilfield Services uses its own personnel to market its products and services. The customer base, business risks, and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers; the labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, production testing, measurements-while-drilling, logging-while-drilling, directional drilling services, and fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger’s offering is non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

Schlumberger is a 40% owner in M-I Drilling Fluids, a joint venture with Smith International that offers drilling and completion fluids utilized to stabilize rock strata during the drilling process and minimize formation damage during completion and workover operations.

WesternGeco, which is 70% owned by Schlumberger and 30% owned by Baker Hughes, provides comprehensive worldwide reservoir imaging, monitoring, and development services, with the most extensive seismic crews and data processing centers in the industry, as well as a leading multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. Seismic solutions include proprietary Q* technology for enhanced reservoir description, characterization, and monitoring throughout the life of the field—from exploration through enhanced recovery.

Positioned for meeting a full range of customer needs in land, marine and shallow-water transition-zone services, WesternGeco offers a wide scope of technologies and services:

•	Land Seismic – provides comprehensive resources for seismic data acquisition on land and across shallow-water transition zones.

•	Marine Seismic – delivers a fully calibrated single-sensor marine seismic acquisition and processing system, delivering the seismic technology breakthrough needed for new-generation reservoir management.

•	Multiclient Services – supplies high-quality seismic data from the most prospective hydrocarbon basins with a leading multiclient data library.

•	Reservoir Services – provides the people, tools and technology to help customers capture the benefits of a completely integrated approach to locating, defining and monitoring the reservoir.

•	Seismic Data Processing – offers extensive seismic data processing centers for complex processing projects.

Part 1, Item 1

Acquisitions

Information on acquisitions made by Schlumberger or its subsidiaries appears under the heading “Acquisitions” on page 50 of this Report in Note 5 of the Notes to Consolidated Financial Statements.

GENERAL

Research & Development

Research to support the engineering and development efforts of Schlumberger activities is conducted at Schlumberger Doll Research, Ridgefield, Connecticut and Boston, Massachusetts, United States; Schlumberger Cambridge Research, Cambridge, England; and at Stavanger, Norway; Moscow, Russia and Dhahran, Saudi Arabia.

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

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no backlog due to the nature of their business. The WesternGeco backlog at December 31, 2005, was $790 million (2004: $670 million), the majority of which is expected to be realized in 2006.

Government Contracts

No material portion of Schlumberger’s business is subject to renegotiation of profits or termination of contracts by the United States or other governments.

Employees

As of December 31, 2005, Schlumberger had approximately 60,000 employees.

Financial Information

Financial information by business segment for the years ended December 31, 2005, 2004 and 2003 is given on pages 60 to 62 of this Report, within the Notes to Consolidated Financial Statements.

Available Information

Schlumberger’s Internet website can be found at www.slb.com. Schlumberger makes available free of charge on or through its internet website at www.slb.com/ir access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, its proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

Part 1, Item 1, 1A

Schlumberger’s corporate governance materials, including Board Committee Charters, Corporate Governance Guidelines and Code of Ethics, may also be found on www.slb.com/ir. From time to time, corporate governance materials on our website may be updated to comply with rules issued by the SEC and the New York Stock Exchange (“NYSE”) or as desirable to promote the effective governance of Schlumberger. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC or NYSE rules will be disclosed on our website.

Any stockholder wishing to receive, without charge, a copy of any of the SEC filings or corporate governance materials should write the Secretary, Schlumberger Limited, 153 East 53rd Street, 57th Floor, New York, New York, 10022.

Schlumberger has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Report. In 2005, Schlumberger submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. In 2006, Schlumberger expects to submit this certification to the NYSE after the Annual General Meeting of Stockholders.

The information on our website or any other website is not incorporated by reference in this Report.

Item 1A    Risk Factors

We urge you to carefully consider the risks described below and the other information in this Report. If any of the matters described below or elsewhere in this Report were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations.

Demand for the majority of our oilfield services is substantially dependent on the level of expenditures by the oil and gas industry. A substantial or an extended decline in oil or gas prices could result in lower expenditures by the oil and gas industry and reduce our revenue.

Demand for the majority of our oilfield services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. Oil and gas prices have historically been volatile and are affected by numerous factors, including:

•	demand for energy, which is affected by worldwide population growth and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and gas production by non-OPEC countries;

•	political and economic uncertainty and socio-political unrest;

•	the level of worldwide oil exploration and production activity;

•	the cost of exploring for, producing and delivering oil and gas;

•	technological advances affecting energy consumption; and

•	weather conditions.

Part 1, Item 1A

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could harm our operating results.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the more than 80 countries in which we operate.

Our non-United States operations accounted for approximately 75% of our consolidated revenue in 2005 and 74% in both 2004 and 2003. Operations in countries other than the United States are subject to various risks, including:

•	unsettled political and economic conditions in certain areas;

•	exposure to possible expropriation or other governmental actions;

•	social unrest, acts of terrorism, war or other armed conflict;

•	confiscatory taxation or other adverse tax policies;

•	deprivation of contract rights;

•	trade restrictions or embargoes imposed by the United States or other countries;

•	restrictions on the repatriation of income or capital;

•	exchange controls;

•	inflation; and

•	currency fluctuations and devaluations.

In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan, Libya and Cuba, which are subject to trade, economic sanctions or other restrictions imposed by the United States government.

The occurrence of any of the risks described above could reduce our earnings and our cash available for operations.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of environmental laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for environmental damage without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

Part 1, Item 1A

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. We believe we are currently in substantial compliance with environmental laws and regulations.

We could be subject to substantial liability claims, which would adversely affect our results and financial condition.

Certain equipment used in the delivery of oilfield services, such as directional drilling equipment, perforating systems, subsea completion equipment and well completion systems, are used in hostile environments, such as exploration, development and production applications. An accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, and suspension of operations. Our insurance may not adequately protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could reduce our earnings and our cash available for operations.

Limitations on our ability to protect our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

Some of our products or services, and the processes we use to produce or provide them, have been granted United States patent protection, have patent applications pending or are trade secrets. Our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.

We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available we might not be able to continue providing a particular product or service, which would reduce our revenue. Additionally, developing non-infringing technologies would increase our costs.

Part I, Item 1A,1B,2, 3,4

Failure to obtain and retain skilled technical personnel could impede our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our oilfield service businesses intensifies as activity increases. In periods of high utilization it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

Item 1B    Unresolved Staff Comments

None

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

Outside the United States the principal owned or leased facilities of Oilfield Services are located in Hassi Massoud, Algeria; Luanda, Angola; Baku, Azerbaijan; Calgary and Edmonton, Canada; Beijing, China; Clamart, France; Bombay, India; Balikpapan and Jakarta, Indonesia; Fuchinobe, Japan; Kuala Lumpur, Malaysia; Reynosa, Mexico; Port Harcourt, Nigeria; Stavanger, Norway; Moscow, Nefteyugansk and Noyabrsk, Russia; Al-Khobar, Saudi Arabia; Singapore; Abu Dhabi and Dubai, United Arab Emirates; and Aberdeen and Stonehouse, United Kingdom.

Within the United States, the principal owned or leased facilities of Oilfield Services are located in Anchorage, Alaska; Lawrence, Kansas; Bartlesville, Oklahoma; and Houston, Rosharon and Sugar Land, Texas.

Outside the United States, the principal owned or leased facilities of WesternGeco are located in Luanda, Angola; Perth, Australia; Baku, Azerbaijan; Rio de Janeiro, Brazil; Calgary, Canada; Cairo, Egypt; Atyrau, Kazakhstan; Kuwait City, Kuwait; Kuala Lumpur, Malaysia; Mexico City and Poza Rica, Mexico; Lagos, Nigeria; Bergen, Oslo and Stavanger, Norway; Moscow, Russia; Al-Khobar, Saudi Arabia; Singapore; Abu Dhabi, Dubai and Jebel Ali, United Arab Emirates; Gatwick, United Kingdom; and Caracas, Venezuela.

Within the United States, the principal owned or leased facilities of WesternGeco are located in Denver, Colorado; Dead Horse, Alaska; and Houston, Texas.

Item 3    Legal Proceedings

The information with respect to Item 3 is set forth under the heading Contingencies on page 60 of this Report, within the Notes to Consolidated Financial Statements.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Schlumberger’s security holders during the fourth quarter of the fiscal year covered by this Report.

Part I, Item 4

Executive Officers of Schlumberger

Information with respect to the executive officers of Schlumberger and their ages as of February 20, 2006 is set forth below. The positions have been held for at least five years, except where stated.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	59	Chairman and Chief Executive Officer, since February 2003; President and Chief Operating Officer, March 2002 to February 2003; and Executive Vice President – Oilfield Services, January 1999 to March 2002.

Jean-Marc Perraud	58	Executive Vice President and Chief Financial Officer, since March 2002; Controller and Chief Accounting Officer, April 2001 to March 2002; and Treasurer, January 1999 to May 2001.

Chakib Sbiti	51	Executive Vice President, since February 2003; President Oilfield Services Middle East & Asia, July 2001 to February 2003; and President Oilfield Services Asia, August 2000 to July 2001.

Dalton Boutte	51	Executive Vice President, since February 2004 and President WesternGeco, since January 2003; Vice President OFS Operations, May 2001 to January 2003; and President OFS Europe/C.I.S./Africa, March 2000 to May 2001.

Ellen Summer	59	Secretary and General Counsel, since March 2002; Director of Legal Services, April 2001 to March 2002; and Deputy General Counsel, March 2001 and prior.

Simon Ayat	51	Vice President Treasurer since February 2005; Vice President, Controller and Business Processes, since December 2002; Vice President Finance SchlumbergerSema, April 2001 to December 2002; and Oilfield Services Controller, September 1998 to April 2001.

Mark Danton	49	Vice President – Director of Taxes, since January 1999.

Andre Erlich	58	Chief Information Officer, since May 2002; Vice President Technology and General Manager, April 2001 to May 2002; and Vice President Business Development, October 1999 to April 2001.

Jean Chevallier	58	Vice President Industry Affairs, since February 2005; Seconded to Atos Origin February 2004 to February 2005; Vice President Business Development SchlumbergerSema, September 2001 to February 2004; President of Utilities Services, SchlumbergerSema, March 2001 to September 2001; Chief Information Officer, Schlumberger Limited, January 1999 to September 2001.

Howard Guild	34	Chief Accounting Officer since July, 2005; Director of Financial Reporting from October 2004 to July 2005; PricewaterhouseCoopers LLP, Senior Manager from
		July 2001 to October 2004 and Manager from July 1998 to July 2001.

Philippe Lacour-Gayet	58	Vice President and Chief Scientist, since January 2001.

Satish Pai	44	Vice President since February 2004 and Vice President Oilfield Technologies since March 2002; President Schlumberger Information Solutions, January 2001 to March 2002; and President IndigoPool.Com, April 2000 to January 2001.

Doug Pferdehirt	42	Vice President Communications and Investor Relations, since July 2003; President SchlumbergerSema NSA, August 2002 to July 2003; Vice President Marketing and Technique, April 2002 to August 2002; and Gulf Coast GeoMarket Manager, February 2000 to April 2002.

Part I, Item 4, Part II, Item 5

Name	Age	Present Position and Five-Year Business Experience

David Tournadre	38	Vice President Personnel since August 2003; Operations Manager REW, September 2001 to August 2003; Management and Technical Training Program, April 2001 to September 2001; and Seconded as Vice President Personnel, Exploration and Production to Yukos, December 1998 to April 2001.

PART II

Item 5	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2006, there were 590,868,693 shares of the Common Stock of Schlumberger outstanding, exclusive of 76,237,389 shares held in treasury, and approximately 19,800 stockholders of record. The principal United States market for Schlumberger’s Common Stock is the New York Stock Exchange where it is traded under the symbol “SLB”.

Schlumberger’s Common Stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SWX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 2005 and 2004, were:

	Price Range		Dividends Declared
	High	Low
2005
QUARTERS
First	$78.320	$63.140	$0.2100
Second	78.450	64.620	0.2100
Third	87.800	74.850	0.2100
Fourth	102.980	77.300	0.2100

2004
QUARTERS
First	$66.750	$52.530	$0.1875
Second	64.700	54.750	0.1875
Third	67.850	58.640	0.1875
Fourth	69.890	61.010	0.1875

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, United States stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to the ownership of such shares.

On January 19, 2006, Schlumberger announced that the Board of Directors had approved a two-for-one stock split. Each stockholder of record March 1, 2006 will receive one additional share for every outstanding share held on the record date, with a payment date on April 7, 2006.

On January 19, 2006, Schlumberger announced that the Board of Directors had approved a 19% increase in the quarterly dividend, to $0.25 per share (on a pre-split basis). The increase is effective commencing with the dividend payable on April 7, 2006 to shareholders of record on March 1, 2006.

Part II, Item 5

Share Repurchases

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million shares to be acquired in the open market before December 2006, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2005.

(Stated in thousands except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program

October 1 through October 31, 2005	340	$84.76	340	4,005
November 1 through November 30, 2005	358	$91.22	358	3,647
December 1 through December 31, 2005	1,433	$99.50	1,433	2,214

	2,131	$95.76	2,131

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

Part II, Item 6

Item 6    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data”:

(Stated in millions except per share amounts)

Year Ended December 31,	2005	2004	2003	2002	2001

SUMMARY OF OPERATIONS
Operating revenue:
Oilfield Services	$12,648	$10,239	$8,823	$8,171	$8,381
WesternGeco	1,662	1,238	1,183	1,476	1,702
Eliminations and other	(1)	3	11	10	770

Total operating revenue	$14,309	$11,480	$10,017	$9,657	$10,853

% increase (decrease) over prior year	25%	15%	4%	(11)%	28%
Pretax Segment income:
Oilfield Services	$2,805	$1,801	$1,537	$1,278	$1,585
WesternGeco	317	124	(20)	71	221
Eliminations and other	(233)	(208)	(142)	(115)	(116)

Pretax Segment income	$2,889	$1,717	$1,375	$1,234	$1,690

% increase (decrease) over prior year	68%	25%	11%	(27)%	87%
Interest income[1]	98	54	49	68	154
Interest expense[1]	187	201	329	364	380
Charges (Credits)[2]	(172)	243	638	283	28
Taxes on income[2]	682	277	210	252	592
Minority interest[2]	(91)	(36)	151	86	(47)

Income from Continuing Operations	$2,199	$1,014	$398	$489	$797
Income (loss) from Discontinued Operations	8	210	(15)	(2,809)	(275)

Net income (loss)	$2,207	$1,224	$383	$(2,320)	$522

Basic earnings per share
Income from Continuing Operations	$3.73	$1.72	$0.68	$0.84	$1.39
Income (loss) from Discontinued Operations	0.01	0.36	(0.03)	(4.85)	(0.48)

Net income (loss)	$3.75	$2.08	$0.66	$(4.01)	$0.91
Add back amortization of goodwill	–	–	–	–	0.50

Adjusted earnings (loss) per share	$3.75	$2.08	$0.66	$(4.01)	$1.41

Diluted earnings per share
Income from Continuing Operations	$3.62	$1.70	$0.68	$0.84	$1.38
Income (loss) from Discontinued Operations	0.01	0.34	(0.03)	(4.83)	(0.47)

Net income (loss)	$3.64	$2.04	$0.65	$(3.99)	$0.91
Add back amortization of goodwill	–	–	–	–	0.50

Adjusted earnings (loss) per share	$3.64	$2.04	$0.65	$(3.99)	$1.41

Cash dividends declared per share	$0.84	$0.75	$0.75	$0.75	$0.75

Part II, Item 6

(Stated in millions except per share amounts)

Year Ended December 31,	2005	2004	2003	2002	2001

SUMMARY OF FINANCIAL DATA
Fixed asset additions	$1,593	$1,216	$872	$1,169	$1,811

Depreciation expense	$1,092	$1,007	$1,016	$1,076	$1,027

Avg. number of shares outstanding:
Basic	589	589	584	579	574

Assuming dilution	615	613	586	582	580

ON DECEMBER 31
Net Debt [3]	$532	$1,459	$4,176	$5,021	$5,037

Working capital	$3,039	$2,359	$3,574	$735	$1,487

Total assets	$18,077	$16,001	$20,041	$19,435	$22,326

Long-term debt	$3,591	$3,944	$6,097	$6,029	$6,216

Stockholders’ equity	$7,592	$6,117	$5,881	$5,606	$8,378

Number of employees continuing operations	60,000	52,500	51,000	51,000	53,000

1.	Excludes amounts which are either included in the segments or Charges and Credits.
2.	For details of Charges and Credits and the related income taxes and minority interest, see page 24 of this Report.
3.	As defined on page 26 of this Report.

Part II, Item 7

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” beginning on page 6 of this Report.

Executive Overview

Schlumberger consists of two business segments: Oilfield Services and WesternGeco.

Oilfield Services experienced strong growth in 2005 with a sharp rise in operating margins due to increasing activity, strong pricing momentum and accelerated technology introduction. Oil prices ended the year 41% higher than at the beginning of the year, while natural gas prices surged 82% over the same period.

In the United States, the absence of a meaningful increase in natural gas production supported strong natural gas prices in 2005, which averaged more than $9 per MMBtu in 2005. Additionally, the devastating hurricane season resulted in a severe disruption of the already stretched United States oil industry. Eastern Hemisphere activity grew significantly but is still at a fairly early stage with the supply response only now translating into increased exploration, development and production maintenance operations in key international areas such as Russia and the Middle East. Internationally, projects ramped up throughout the year, supporting a steady growth in 2005. Growing levels of activity and increasing preparations for new projects in the Eastern Hemisphere indicate a trend that is expected to continue in 2006.

WesternGeco delivered excellent results. Demand for seismic acquisition, principally marine, as well as multiclient data indicate a strong renewed interest in exploration. The continued acceptance of Q technology resulted in impressive growth, which is expected to continue in 2006.

In Russia, the cooperation and confidence established during the initial period of our minority holding of PetroAlliance Services Company Limited, Russia’s largest independent oilfield services company, has confirmed our belief that the company will play a major role in our continued expansion. Schlumberger acquired an additional 25% equity stake in PetroAlliance in 2005, bringing Schlumberger’s total ownership to 51%. Schlumberger initially acquired 26% in the second quarter of 2004. The acquisition of the remaining 49% of the company is expected to be completed in 2006, subject to performance requirements, regulatory approval, and other customary provisions.

Recent seismic, logging and well testing contracts show a renewed interest in exploration in both new and existing areas. This shift, together with increasing customer spending, tightening service industry resources, and faster deployment of new technologies creates an environment in which Schlumberger is well positioned.

Ongoing supply constraints and resilient demand growth support high-energy prices with OPEC giving the market strong signals that it considers the $50 to $70 range per barrel for WTI (West Texas Intermediate) to be appropriate. Limited spare production capacity combined with geopolitical tensions that threaten supply availability provide upside potential for oil prices. Supply problems may prove even more severe for natural gas as accelerated production decline rates, and limited ability to increase drilling activity, continue to challenge United States and Canadian gas producers.

IEA (International Energy Agency) projections show oil demand growth continuing at an annual rate of about 1.8 million barrels per day to 2 million barrels per day through to 2010 to reach a total of approximately 92.5 million barrels per day. This represents an increase of nearly 9 million barrels per day over demand in 2005. The IEA also show supply capacity growth just matching demand growth in 2007, 2008 and 2010, with capacity growth managing to increase slightly faster than demand in 2006 and 2009. In short, based on the IEA numbers, the degree of spare upstream capacity is not expected to increase significantly before the end of the decade.

Part II, Item 7

Several trends will define activity in 2006. First, rig count increases will be largely limited to onshore work as the global offshore rig market will remain constrained until new builds are mobilized beyond 2006. Second, shortages of people and equipment across the industry are likely to result in cost inflation and project delays, placing a high premium on reliable suppliers of both technology and skilled personnel. Third, the technology that can improve the productivity of the limited base of skilled personnel will be in high demand. This is clearly demonstrated both by the success of Schlumberger Petrel* seismic-to-simulation software tools, and by growing acceptance of the remote monitoring of job execution to achieve superior performance from technology. Fourth, exploration activity, where Schlumberger has an unmatched portfolio of services, is expected to show a large increase in 2006 and to continue for a number of years.

The industry has already recognized the need for an unprecedented effort to increase secure hydrocarbon supply. Plans are being put in place to achieve this, but it will take several years of sustained activity to develop the new production that can reliably replace today’s supply, much of which was developed during the up-cycle of the 1970s and 1980s. In addition, this new supply will generally come from smaller reservoirs and more hostile environments where Schlumberger is uniquely placed to meet the challenge.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in millions)
	2005	2004	% Change	2004	2003	% Change
OILFIELD SERVICES
Operating Revenue	$12,648	$10,239	24%	$10,239	$8,823	16%
Pretax Segment Income	$2,805	$1,801	56%	$1,801	$1,537	17%

WESTERNGECO
Operating Revenue	$1,662	$1,238	34%	$1,238	$1,183	5%
Pretax Segment Income	$317	$124	155%	$124	$(20)	—%

Pretax segment income represents the business segments’ income before taxes and minority interest. Pretax segment income excludes corporate expenses, interest income, interest expense, amortization of certain intangibles, interest on post-retirement benefits, stock-based compensation costs and the Charges and Credits described in detail in Note 4 to the Consolidated Financial Statements, as these items are not allocated to the segments.

Oilfield Services

2005 Results

Revenue of $12.65 billion increased 24% in 2005 versus 2004. Both Latin America and Europe/CIS/Africa increased 27%, Middle East & Asia increased 22% and North America increased 21%. The strong activity levels around the world reflected the growing response to the current narrow margin of excess production capacity.

Pretax operating income of $2.81 billion in 2005 was 56% higher than in 2004 demonstrating high demand for oilfield services and accelerating technology delivery. Both higher activity and stronger pricing contributed to the sharp increase in pretax operating margins that strengthened across all Oilfield Services geographical areas.

Pricing showed strong improvement in North America and continued to make excellent progress internationally. Customer concern over the availability of certain services and products coupled with recognition of elements of cost inflation has led to inclusion of price-escalation clauses in longer-term contracts.

Activity increased universally, with the largest growth recorded in the GeoMarkets in Canada; US Land; Peru/Colombia/Ecuador; Russia; Nigeria; Australasia; Saudi Arabia; and the Arabian Gulf. Both organic growth and acquisitions contributed to the more than 50% revenue growth in Russia in 2005 versus 2004.

Part II, Item 7

Demand for all Technologies increased sharply, but particularly for Well Services and Well Completions & Productivity services. Technology introduction accelerated during the year. The Scope* family of Drilling & Measurements services for improved drilling performance and enhanced formation evaluation, met growing acceptance as customers realized step changes in well-placement accuracy in several geographical areas. During the year Schlumberger also launched the Scanner Family* of wireline logging services, a revolutionary suite of downhole rock and fluid characterization measurements.

North America

Revenue of $3.76 billion increased 21% over 2004 mainly driven by Canada and US Land, which benefited from strong Well Services and Drilling & Measurements activity coupled with strong pricing improvements.

The Canada GeoMarket experienced strong equipment and personnel utilization, higher pricing and increased demand for high-tier services.

The robust growth in US Land resulted from the combination of positive trends in activity and favorable pricing.

During the third quarter, activity was severely disrupted in the Gulf of Mexico with more than 25 days of operating time lost due to the disastrous hurricane season. Damage sustained by production platforms and mobile offshore drilling units led to reduced activity throughout the third quarter with some lingering effect in the fourth quarter.

Pretax operating income of $933 million was 80% higher than in 2004 led by US Land and Canada. The steep growth was primarily due to double-digit price increases, particularly for Well Services, Wireline and Drilling & Measurements technologies. New technology introduction and continuing activity growth also contributed to these results. The severe hurricane season in the Gulf of Mexico had an estimated impact of approximately $70 million in lost revenue, and $52 million in lost pretax operating income.

Latin America

Revenue of $2.21 billion in 2005 increased 27% over 2004 with the highest growth recorded in the Peru/Colombia/Ecuador and Latin America South GeoMarkets.

Mexico recorded significant revenue growth, mainly due to a high number of wells being completed on the Burgos project, coupled with an overall rise in third-party managed services revenue.

Activity in Venezuela increased primarily from IPM and Well Services operations. During the year, continued progress was highlighted with the signing of a short-term renewable agreement with PDVSA in early 2005 for operations on the PRISA project. Discussions regarding the settlement of certain outstanding receivables were still on going at year-end.

The Peru/Colombia/Ecuador GeoMarket contributed significantly to the revenue growth due to the start of several new Drilling & Measurements contracts for the expanding customer base.

The growth in the Latin America South GeoMarket was primarily driven by increased IPM activity, although Brazil experienced strong activity from the deployment of Drilling & Measurements and Wireline technologies.

Pretax operating income of $330 million in 2005 increased 49% versus 2004. This strong increase in operating income resulted mainly from an improved drilling environment in Venezuela coupled with stronger operating efficiencies in Well Services and Drilling & Measurements services and across all GeoMarkets, particularly in the Peru/Colombia/Ecuador GeoMarket.

Europe/CIS/Africa

Revenue of $3.53 billion in 2005 increased 27% over 2004 with the highest growth recorded in the Russia and Nigeria GeoMarkets.

Part II, Item 7

Strong revenue increases were recorded offshore Nigeria and in deepwater West Africa GeoMarket operations mainly benefiting Well Completions & Productivity, Wireline, and Drilling & Measurements with the rapid market acceptance of Scope technology.

The CIS reached a new revenue record at $1.17 billion, an increase of 42% over 2004. The significant increase in revenue in Russia was due to a combination of organic growth, and the impact of the acquisitions of PetroAlliance and the Siberian Geophysical Company. Organic growth in Russia was driven by a recovery in activity for Yuganskneftegaz during the first quarter, increased demand for stimulation and cementing services, strengthening of IPM operations, and robust uptake of new technology.

Pretax operating income of $704 million in 2005 increased 57% compared to 2004. Nigeria and West Africa contributed significantly due to increased activity, pricing improvements, and accelerated technology deployment. Operating income in the North Africa GeoMarket also increased markedly due to the growing presence of international oil companies in the region. The North Sea GeoMarket was a strong contributor to operating income through increased drilling activity and strong demand for production technologies from Well Services and Wireline.

Middle East & Asia

Revenue of $3.03 billion in 2005 increased 22% over 2004 with the highest growth recorded in the Australasia, Brunei/Malaysia/Philippines, Saudi Arabia and Gulf GeoMarkets.

The importance of the Middle East in responding to the current lack of spare production capacity is reflected in the strong activity plans that were implemented in the region in 2005. The marked revenue growth seen in the Saudi Arabia GeoMarket was principally due to the increase in rig count as Saudi Aramco continued to increase activity in line with their announced spending plans.

East Africa & East Mediterranean GeoMarket growth was mainly due to the expanded market for Drilling & Measurements and the start of a new Wireline campaign. In the Gulf GeoMarket, the start-up of Wireline services for Petroleum Development Oman (PDO) and burgeoning gas activity in Qatar also contributed to the revenue growth. The Arabian, the Gulf and East Africa & East Mediterranean GeoMarkets recorded revenue increases of more than 30% and operating income growth of more than 40%.

The solid contribution from the Brunei/Malaysia/Philippines GeoMarket was mainly due to higher customer expenditures, improved pricing, and a move by several operators into increased deepwater exploration uniquely benefiting Schlumberger technologies.

Activity in China strengthened throughout the year as a result of accelerated adoption of advanced Drilling & Measurements and Wireline technologies.

Australasia experienced a robust revenue growth rate mainly due to rising development activity in offshore Australia combined with growing land-based activity in New Zealand.

Pretax operating income of $871 million in 2005 increased 34% compared to 2004. The steady increase in operating income and operating margins throughout the year was due to activity improvement across all GeoMarkets and significant price increases—principally in Drilling & Measurements, Well Completions & Productivity, and Wireline Technologies—coupled with the start up of new projects throughout the Area. Improved results of the Bokor integrated project in the Brunei/Malaysia/Philippines GeoMarket also contributed to the operating income growth.

2004 Results

Revenue of $10.24 billion increased 16% in 2004 versus 2003. North America increased 18%, Middle East & Asia increased 19%, and Latin America increased 21%. Europe/CIS/Africa was up by 4%. Pretax operating income of $1.80 billion in 2004 was 17% higher than in 2003.

Part II, Item 7

Activity increased in almost all regions with the largest growth recorded in the GeoMarkets in India; Mexico; Russia; East Africa and the Eastern Mediterranean; and the Caspian. Russia continued to make impressive progress with growth exceeding our expectations despite the absence of any activity for Yuganskneftegaz at the end of the year.

Demand for all Technologies increased, particularly for Drilling & Measurements technologies including the PowerDrive* and newly introduced PowerV* rotary-steerable systems as well as Wireline ABC* Analysis Behind Casing and PressureXpress* services. Increased demand for Well Services production technologies also contributed significantly to the growth. These technologies included the successful launch of the PowerCLEAN* system, an integrated solution for optimizing production through wellbore fill removal using coiled tubing. Well Completions & Productivity technologies also showed strong growth for production-based technology services, while IPM activity continued its expansion. The rate of new technology introductions is expected to accelerate over the coming two-year period.

Offshore and deepwater activity in India utilizing Wireline, Drilling & Measurements and Well Completions & Productivity technologies continued to drive significant year-on-year growth. Growth in India was supported by the award of a completion sales tender for subsurface safety valves and a three-year contract for wireline logging on onshore fields for ONGC valued at more than $125 million.

During the year Schlumberger opened a Technology Hub on the campus of the Gubkin Russian State University of Oil and Gas, Russia’s leading oil and gas educational establishment. The Hub complements other Schlumberger research and engineering activities in Russia.

Shell International Exploration and Production BV and Schlumberger Information Solutions formed an alliance for the research and development of next-generation Smart Fields™ hydrocarbon development solutions.

North America

Revenue of $3.11 billion increased 18% over 2003 led principally by Canada and US Land, which benefited from the strong performance of most Technologies, coupled with pricing improvements particularly for Well Services.

Growth in Canada was due to increased activity and substantially higher pricing.

US Land delivered robust revenue growth primarily due to continued favorable oil and gas industry dynamics, the expansion of the unconventional gas market, an improved pricing environment as a result of tighter resource availability, and strong overall market demand combined with increasing demand for ABC technologies, and Drilling & Measurements PowerDrive rotary-steerable systems. These technology advances are demonstrating value and are helping drive activity while enabling price increases and efficiency gains.

Pretax operating income of $519 million was 42% higher than in 2003 due mainly to increased operating leverage in US Land, with double-digit price improvements in Well Services and Wireline Technologies over 2003 averages. In Canada, increased activity coupled with sustained pricing improvements, and the favorable exchange rate effect led to a notable improvement in operating income.

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

Part II, Item 7

Increasing demand for IPM services in Argentina, an increase in Wireline activity associated with the Peruvian jungle operations, and growing demand for rotary steerable systems in Brazil also contributed to the revenue growth.

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

Europe/CIS/Africa

Revenue of $2.79 billion increased 7% over 2003 mainly due to Russia, the Caspian and West Africa with gains recorded in all Technologies led by Drilling & Measurements and Well Services.

CIS revenue reached $825 million, a 33% increase over 2003. Activity was particularly sustained in Russia mainly due to the continued expansion of the customer base and the deployment of new production-related technologies. The revenue growth was tempered by the halt of activities for Yuganskneftegaz in Russia in the fourth quarter. However, successful redeployment of the equipment previously working for Yuganskneftegaz was completed by the end of the year.

West Africa continued to deliver robust performance achieving record activity levels mainly due to the development of deepwater projects combined with price increases through the introduction of new services and increasing demand for Well Services and Well Completions & Productivity technologies.

Pretax operating income of $447 million declined 3% over 2003 mainly due to persistent union strikes in Norway, redeployment costs and associated decreased operating efficiency in Russia, weak results in North Africa, and the appreciation of local currencies against the US dollar. These were partially offset by the continued strengthening of activity in Continental Europe and the Caspian.

Middle East & Asia

Revenue in 2004 reached $2.48 billion, increasing 19% over 2003. The GeoMarkets in the Middle East, Malaysia and India primarily drove the growth. Activity in Saudi Arabia was focused on increasing production capacity, which resulted in higher levels of drilling activity throughout the year. This trend is expected to continue in 2005. India reached record revenue with the ramp-up in deepwater activity for ONGC and deepwater exploration activity for Reliance Industries Ltd. Activity in Qatar continued to increase due to ongoing gas development projects in the North Field. Also contributing to the record revenue level was the start of a new fracturing campaign in Oman. Demand for Well Completions & Productivity technologies was particularly strong, mainly in the Gulf from projects with RasGas, in Saudi Arabia from the commissioning of the Abu Safah project, and in Malaysia from higher testing activities and artificial lift sales.

Pretax operating income of $649 million increased 27% over 2003 primarily driven by India, due to a substantial increase in deepwater activity combined with strong technology deployment, the ramp up of favorable projects in the Gulf, improved pricing on contract renewals, and new technology introductions.

Key technology solutions that were deployed included the CHDT* Cased Hole Dynamic Tester tool, part of the suite of ABC technology services, was used to identify a high-pressured zone in a depleted reservoir in China; to acquire pressures and fluid samples in Saudi Arabia and Abu Dhabi; and to acquire samples and pressure readings in Malaysia.

Part II, Item 7

In the Gulf, demonstrated service quality and the introduction of new technology services led to the award of major contracts in Qatar and Oman. These included a $320 million, multi-year wireline and tubing conveyed perforating contract by PDO for their North and South operations.

WesternGeco

2005 Results

Operating revenue for 2005 was $1.66 billion versus $1.24 billion in 2004. This strong performance was mainly attributable to the continued market acceptance of Q-Technology*, a higher level of Multiclient sales and improved operating leverage in Marine acquisition.

Backlog reached an all-time high of $790 million at the end of 2005 compared to $670 million at the end of last year, reflecting increasing exploration and production budgets for 2006.

Q-Technology revenues reached $399 million in 2005, representing 24% of total revenue in 2005, more than doubling the $162 million achieved in 2004. Utilization of the five Q-equipped vessels reached 93% in the fourth quarter of 2005. Q-Technology revenue is expected to grow by another 80% in 2006.

Multiclient sales increased 17%, to $509 million, mainly in North America due to an especially strong Central Gulf of Mexico lease sale, higher sales in Asia, the Caspian, South America and West Africa—reflecting an improved exploration-spending environment. Approximately 64% of the multiclient surveys sold in 2005 had no net book value due to prior amortization of capitalized costs, compared to approximately 52% in 2004 and only 7.7% of the revenue related to surveys that were impaired in 2003 and 2002.

Marine activity grew 63% mainly from strong activity in the North Sea, Asia, India and the Gulf of Mexico, combined with higher vessel utilization, steady price increases and more favorable contractual terms regarding risk sharing with customers for downtime.

Land activity increased 31% mainly in the Middle East reflecting higher activity in Saudi Arabia, Algeria and Kuwait. The Land seismic crew count increased from 18 at the end of 2004 to 24 at the end of 2005.

Data Processing increased 14% reflecting higher acquisition volumes, higher levels of Q-processing, and higher activity in South America and Russia.

Pretax operating income reached $317 million in 2005 compared to $124 million in 2004 due to accelerating demand for Q-Marine* coupled with improved pricing and increased vessel utilization, together with strong Multiclient sales.

Driven by Q-Marine demand, WesternGeco announced plans to convert two more vessels to Q-Technology standards. The first, the Western Regent, was completed and began operations in June of 2005, while the second, Western Monarch, is expected to enter service in the second quarter of 2006.

2004 Results

The revenue increase of 5% to $1.24 billion in 2004 from $1.18 billion in 2003 was mainly attributable to the successful expansion of Q-Technology together with strong Multiclient sales. Q revenues grew from $79 million in 2003 to $162 million in 2004.

Multiclient sales increased 24%, to $436 million, mainly in the Gulf of Mexico driven by the renewed interest in the library resulting from a higher oil price environment and an increasing number of blocks in the Gulf of Mexico coming up for renewal. Approximately 52% of the multiclient surveys sold in 2004 had no net book value due to prior amortization of capitalized costs and only 5% of the revenue related to surveys that were impaired in 2003 and 2002.

Land activity decreased 8% reflecting the completion of some projects in Malaysia and the Middle East, and the shutdown of several crews active in the previous year in Alaska, Mexico and West Africa.

Part II, Item 7

Marine activity declined 3% mainly as a result of the decision to reduce the number of vessels in the WesternGeco fleet, coupled with adverse weather in Latin America, lower activity in the Caspian and a high number of vessel transits at the end of the year. Marine activity in the first half of 2005 is expected to recover with higher vessel utilization and improved pricing.

Data Processing increased 6% reflecting higher acquisition volumes, higher levels of Q processing, and robust third-party work, coupled with improved operational efficiencies.

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

The WesternGeco backlog at the end of the year reached $670 million, increasing 64% over 2003, of which 86% is committed over the next year.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2005	2004	2003
Interest income	$100	$56	$52
Equity in net earnings of affiliated companies	109	94	75
Gain on sale of facility in Montrouge, France [1]	163	–	–
Gain on sale of Hanover Compressor investment [1]	21	–	–
Loss on sale of Atos Origin shares [1]	–	(21)	–
Gain on sale of Hanover Compressor note [1]	–	–	32
Gains on sales of other assets	15	–	7

	$408	$129	$166

1.	Refer to Note 4 to the Consolidated Financial Statements for details regarding these items.

Interest Income

The average return on investment increased from 2% in 2004 to 3.3% in 2005 and the average investment balance of $3.0 billion in 2005 increased $297 million compared to 2004.

The average return on investment in 2004 was 2%; a reduction of 0.4% compared to 2003, due to lower interest rates. The average investment balance in 2004 was $2.7 billion, an increase of $567 million over 2003.

Equity in Net Earnings of Affiliated Companies

The equity in net earnings of affiliated companies primarily represents Schlumberger’s share of the results of its 40% interest in a drilling fluids joint venture that it operates with Smith International Inc.

Interest Expense

Excluding the impact of the net $64 million charge in 2004 related to the United States interest rate swaps (see Charges and Credits), interest expense decreased $11 million in 2005 to $197 million. The weighted average borrowing rates increased from 3.9% in 2004 to 4.4% in 2005 while the average debt balance of $4.5 billion in 2005 decreased by $865 million compared to 2004.

Part II, Item 7

Interest expense in 2004 of $272 million included a net charge of $64 million related to the United States interest rate swaps; excluding the net charge, interest expense decreased $126 million in 2004 as compared to 2003 due to a $2 billion decrease in average debt balances and a decrease in the weighted average borrowing rates from 4.6% to 3.9%.

Other

Gross margin was 25.8%, 21.2% and 15.9% in 2005, 2004 and 2003, respectively. The Charges and Credits noted on page 24 of this Report adversely impacted the gross margin by 0.4% and 4.7% in 2004 and 2003. Charges and Credits had an insignificant impact on the 2005 gross margin. Gross margin increased from 21.2% in 2004 to 25.8% in 2005 primarily due to a combination of record activity levels in Oilfield Services, with operations at capacity in a number of regions and continued pricing improvements in both Oilfield Services and WesternGeco.

As a percentage of revenue, research & engineering, marketing and general & administrative expenses are as follows:

	2005	2004	2003
Research and engineering	3.5%	4.1%	4.3%
Marketing	0.3%	0.4%	0.5%
General and administrative	2.6%	3.0%	3.2%

Research and engineering expenditures, by segment, were as follows:

(Stated in millions)
	2005	2004	2003
Oilfield Services	$451	$416	$375
WesternGeco	51	48	52
Other	4	3	4

	$506	$467	$431

Income Taxes

The reported effective tax rate, including Charges and Credits, was 22.9% in 2005, 20.9% in 2004 and 46.0% in 2003. The Charges and Credits noted on page 24 of this Report decreased the effective rate by 1.5% in 2005 and increased the effective tax rate by 0.4% in 2004 and 21.2% in 2003.

The increase in the reported effective tax from 2004 to 2005 is primarily attributable to the country mix of results in Oilfield Services, which experienced a higher proportion of pretax profitability in higher-tax jurisdictions in 2005. This increase was mitigated primarily by the impact of the $163 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance.

The decrease in the reported effective tax rate from 2003 to 2004 was primarily the result of a significant amount of non-tax effective charges in 2003, including $168 million of charges related to the extinguishment of European debt, as well as changes in the country mix of earnings in WesternGeco.

Part II, Item 7

Charges and Credits

During each of 2005, 2004 and 2003, Schlumberger recorded significant charges and credits in continuing operations. These charges and credits, which are summarized below, are more fully described in Note 4 to the Consolidated Financial Statements.

The following is a summary of the 2005 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Charges & Credits
–Gain on sale of Hanover Compressor stock	$(21)	$–	$(21)	Interest and other income
–Gain on sale of Montrouge facility	(163)	–	(163)	Interest and other income
–Other real-estate related charges	12	1	11	Cost of goods sold and services

Net Credits	$(172)	$1	$(173)

The following is a summary of the 2004 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$115	$14	$101	Debt extinguishment costs
- Restructuring program charges	27	6	21	Cost of goods sold and services
- Intellectual Property settlement charge	11	1	10	Cost of goods sold and services
- Loss on sale of Atos Origin stock	21	–	21	Interest and other income
- US interest-rate swap settlement gain	(10)	(4)	(6)	Interest expense
- Vacated leased facility reserve	11	–	11	Cost of goods sold and services
- Litigation reserve release	(5)	–	(5)	Cost of goods sold and services
- Loss recognized on interest-rate swaps	73	27	46	Interest expense

Net Charges	$243	$44	$199

The following is a summary of the 2003 Charges and Credits:

( Stated in millions )
	Pretax	Tax	Min Int	Net	Income Statement Classification
Charges & Credits:
- Debt extinguishment costs	$168	$–	$–	$168	Debt extinguishment costs
- Gain on sale of Hanover Compressor note	(32)	(12)	–	(20)	Interest and other income
- Impairment of Hanover Compressor stock	81	–	–	81	Cost of goods sold and services
- Multiclient seismic library impairment	398	74	(120)	204	Cost of goods sold and services
- Seismic vessel impairment	54	–	(16)	38	Cost of goods sold and services
- Gain on sale of rig	(31)	–	–	(31)	Cost of goods sold and services

Net Charges	$638	$62	$(136)	$440

Business Divestitures – Discontinued Operations

During 2003, Schlumberger began an active program to divest of all of its non-oilfield services businesses, which was completed in 2005. These divestitures, which were accounted for as Discontinued Operations, are more fully described in Note 3 to the Consolidated Financial Statements. As a result of these transactions, Schlumberger generated cash, including proceeds from the sale of securities received, of approximately $28 million in 2005, $2.93 billion in 2004 and $299 million in 2003. These proceeds have been primarily used to further Schlumberger’s deleveraging efforts.

Part II, Item 7

The following table summarizes the results of these discontinued operations:

(Stated in millions)
	2005	2004	2003
Revenues	$8	$590	$4,367

Income (loss) before taxes	$(1)	$55	$104
Tax expense	–	16	33
Gains (losses) on disposal, net of tax	9	171	(86)

Income (loss) from discontinued operations	$8	$210	$(15)

Stock-based Compensation and Other

Stock-based compensation expense was approximately $40 million in 2005 and is currently estimated to be approximately $110 million in 2006. This increase will be principally due to (i) the adoption of FAS 123R, as discussed in Note 16 to the Consolidated Financial Statements, which requires companies to expense the unamortized portion of stock options granted prior to 2003 when Schlumberger adopted the fair value recognition provisions of SFAS 123, (ii) 2006 will be the first year that the full 4-year impact of the adoption of the fair value recognition provisions of SFAS 123 (adopted by Schlumberger in January 2003), will be reflected in Schlumberger’s results and (iii) valuations of 2006 stock-based compensation awards are expected to increase due to the recent upward movement in Schlumberger’s stock price.

During 2006, Schlumberger will relocate its United States corporate office from New York to Houston. Schlumberger will also relocate its United States research center from Ridgefield to Boston in 2006. Schlumberger currently estimates that it will incur approximately $25 million to $30 million in incremental expenses in connection with these moves in 2006.

Cash Flow

In 2005, cash provided by operations was $3.0 billion as net income plus depreciation & amortization were partly offset by increases in customer receivables and inventories, due to higher operating revenues.

Cash used in investing activities was $2.04 billion and included investments in fixed assets ($1.59 billion) and multiclient seismic data ($60 million), the purchase of short-term investments ($707 million), proceeds from the sale of the Montrouge facility ($230 million) and the sale of the investment in Hanover Compressor ($110 million).

Cash used in financing activities was $994 million with the proceeds from employee stock plans ($345 million) offset by the payment of dividends to shareholders ($482 million), the repurchase of 7.64 million shares of Schlumberger stock ($612 million) and an overall reduction in debt of $216 million.

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

(Stated in millions)
	2005	2004	2003
Net Debt, beginning of year	$(1,459)	$(4,176)	$(5,021)
Income from continuing operations	2,199	1,014	398
Excess of equity income over dividends received	(86)	(66)	(75)
Charges and credits, net of tax	(173)	199	440
Depreciation and amortization [1]	1,351	1,308	1,341
Increase in working capital	(286)	(502)	(186)
US pension plan contributions	(172)	(254)	(119)
Capital expenditures [1]	(1,652)	(1,279)	(1,021)
Proceeds from employee stock plans	345	278	172
Stock repurchase program	(612)	(320)	–
Dividends paid	(482)	(441)	(437)
Proceeds from business divestitures	22	1,729	299
Proceeds from the sale of the Montrouge facility	230	–	–
Sale of Hanover Compressor stock	110	–	–
PetroAlliance acquisition (cash paid)	(40)	(12)	–
Net debt acquired	(50)	–	–
Other business acquisitions	(77)	(31)	–
Distribution to joint venture partner	(30)
Sale of Axalto stock	–	99	–
Sale of Atos Origin stock	–	1,165	–
Debt extinguishment costs	–	(111)	(168)
Settlement of US interest rate swap	–	(70)	–
Sale of Grant Prideco stock	–	–	106
Sale of Hanover Compressor note	–	–	177
Translation effect on net debt	94	(75)	(461)
Discontinued operations	3	51	19
Other	233	35	360

Net Debt, end of year	$(532)	$(1,459)	$(4,176)

1.	Includes Multiclient seismic data costs.

(Stated in millions)
	Dec. 31	Dec. 31	Dec. 31
Components of Net Debt	2005	2004	2003
Cash and short term investments	$3,496	$2,997	$3,109
Fixed income investments, held to maturity	360	204	223
Bank loans and current portion of long-term debt	(797)	(716)	(1,411)
Long-term debt	(3,591)	(3,944)	(6,097)

	$(532)	$(1,459)	$(4,176)

At December 31, 2005, cash and short-term investments of $3.5 billion and the remaining credit facilities of $4.4 billion are sufficient to meet future business requirements for at least the next twelve months.

Part II, Item 7

Summary of Major Contractual Commitments

(Stated in millions)
		Payment Period
Contractual Commitments	Total	2006	2007 - 2008	2009 - 2010	After 2010

Debt	$4,388	$797	$1,300	$1,345	$946
Operating Leases	$449	$125	$169	$76	$79

Refer to Note 5 of the Consolidated Financial Statement for details regarding potential commitments associated with Schlumberger’s prior business acquisitions.

Schlumberger has outstanding letters of credit/guarantees which relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires Schlumberger to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by Schlumberger about matters that are inherently uncertain. A summary of all of Schlumberger’s significant accounting policies are included in Note 2 to the Consolidated Financial Statements.

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

Multiclient Seismic Data

The WesternGeco segment capitalizes the costs associated with obtaining multiclient seismic data. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4-year straight-lined amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future revenues, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, future cash flows are analyzed based on two pools of surveys: United States and non-United States. The United States and non-United States pools were determined to be the most appropriate level at which to perform the impairment review based upon a number of factors including (i) various macroeconomic factors that influence the ability to successfully market surveys and (ii) the focus of the sales force and related costs.

Schlumberger recorded an impairment charge relating to the multiclient library of $398 million in 2003. The carrying value of the library at December 31, 2005, 2004 and 2003 was $222 million, $347 million and $506 million, respectively. Following the 2003 impairment charge, Schlumberger will not generally commence a multiclient project unless the project is significantly pre-funded by one or more customers. The reduction in the carrying value of the library over recent years is primarily attributable to a cautious approach to new investment combined with the significant pre-funding requirement.

Part II, Item 7

Allowance for Doubtful Accounts

Schlumberger maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. A significant amount of judgment is involved in recording and making adjustments to this reserve. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. Depending on how such potential issues are resolved, or if the financial condition of Schlumberger’s customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

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

Goodwill, Intangible Assets and Long-Lived Assets

Schlumberger records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of Schlumberger’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

For purposes of performing the impairment test for goodwill as required by SFAS 142, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units was significantly in excess of their respective carrying values at the time of the annual goodwill impairment tests for 2005, 2004 and 2003.

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

Part II, Item 7

Investments

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment at December 31, 2005 and 2004 was $802 million and $716 million, respectively. The carrying value of this joint venture is evaluated for impairment annually as well as when an event or change in circumstance indicates that a decline in the fair value of this investment that is other than temporary has occurred. Fair value is generally estimated by comparing the significance of this joint venture to Smith International Inc., a publicly traded company, and then referencing the market capitalization of Smith International Inc. To date, Schlumberger has not recorded any impairment charges relating to this investment as this analysis has indicated that the fair value of this investment is significantly in excess of its carrying value.

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

Schlumberger had net deferred tax assets of $564 million at December 31, 2005, which excluded $213 million relating to net operating losses in certain countries for which there is a valuation allowance. In assessing the need for valuation allowances, Schlumberger considers the likelihood of future taxable income and available tax planning strategies.

Contingencies

The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous material where it is probable that Schlumberger has incurred a liability and such amount can be reasonably estimated. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, natural resource or property damage claims and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, any such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

The Consolidated Balance Sheet includes accruals for estimated future expenditures, relating to potential contractual obligations, associated with business divestitures which have been completed. It is possible that the ultimate expenditures may differ from the amounts recorded. In the opinion of management, such differences are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

In December 2004, WesternGeco and Schlumberger received grand jury subpoenas from the United States Attorney’s office in the Southern District of Texas seeking documents relating to possible fraud in obtaining visas for non-United States citizens working as crewmembers on vessels operating in the Gulf of Mexico. We are in the process of responding to the investigation, including providing information sought by the subpoenas. Schlumberger is currently unable to predict the outcome of this matter and the related impact it might have on Schlumberger’s financial position and results of operations.

Part II, Item 7

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

The discount rate we use reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The discount rate utilized to determine both the accumulated benefit obligation (“ABO”) for Schlumberger’s United States pension plans and the accumulated postretirement benefit obligation (“APBO”) for Schlumberger’s United States postretirement medical plans was reduced from 6.00% at December 31, 2004 to 5.75% at December 31, 2005. The discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans was reduced from 6.25% in 2004 to 6.00% in 2005. The change in the discount rate was made to reflect market interest rate conditions. A lower discount rate increases the present value of benefit obligations and increases expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation, are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets was 8.50% in both 2005 and 2004. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized in 2005 was 10% graded to 6% over the next six years and 5% thereafter. The overall medical cost trend rate assumption utilized in 2004 was 10% graded to 5% over the next five years and 5% thereafter.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States pension plans:

(Stated in millions)

Change in Assumption	Effect on 2005 Pretax Pension Expense		Effect on Dec. 31, 2005 ABO

25 basis point decrease in discount rate	+$	6.6	+$64.7
25 basis point increase in discount rate	- $	6.4	-$62.6
25 basis point decrease in expected return on plan assets	+$	3.2	$ –
25 basis point increase in expected return on plan assets	- $	3.2	$ –

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

Change in Assumption	Effect on 2005 Pretax Postretirement Medical Expense		Effect on Dec. 31, 2005 APBO

25 basis point decrease in discount rate	+$	3.5	+$	27.9
25 basis point increase in discount rate	- $	3.3	- $	26.9
100 basis point decrease in medical cost trend rate	- $	11.5	- $	103.5
100 basis point increase in medical cost trend rate	+$	14.4	+$	126.2

Part II, Item 7A

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

Schlumberger is subject to market risk primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger conducts its business in over 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s operating revenue in 2005 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses are incurred in foreign currencies. Therefore, when the US dollar strengthens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will decrease.

A 5% change in the average exchange rates of all the foreign currencies in 2005 would have changed operating revenue by approximately 1%. If the 2005 average exchange rates of the US dollar against all foreign currencies had increased by 5%, Schlumberger’s income from continuing operations would have increased by 4%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by 4%.

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Foreign currency forward contracts provide a hedge against currency fluctuations either on assets/liabilities denominated in other than a functional currency or on expenses. Option contracts are usually entered into as a hedge against currency variations on firm commitments generally involving the construction of long-lived assets.

On December 31, 2005, contracts were outstanding for the US dollar equivalent of $1.9 billion in various foreign currencies. These contracts mature on various dates in 2006.

Schlumberger does not enter into foreign currency or interest rate derivatives for speculative purposes.

Schlumberger is subject to interest rate risk on its debt. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs.

At December 31, 2005, Schlumberger had fixed rate debt aggregating approximately $2.8 billion and variable rate debt aggregating $1.6 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also somewhat mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $3.7 billion at December 31, 2005, are comprised primarily of eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially all denominated in US dollars. The average return on investment was 3.3% in 2005.

Part II, Item 7A

The following table represents principal amounts of Schlumberger’s debt at December 31, 2005 by year of maturity:

(Stated in millions)

	Expected Maturity Dates
	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt
1.5% Series A Convertible Debentures			$975				$975
6.5% Notes due 2012						$648	648
2.125% Series B Convertible Debentures					$450		450
5.875% Guaranteed Bonds due 2011 (Euro denominated)						298	298
5.25% Guaranteed Bonds (Euro denominated)			286				286
7.0% Notes (Canadian dollar denominated)	91						91
6.25% Guaranteed Bonds (British pound denominated)			30				30

Total fixed rate debt	$91	$–	$1,291	$–	$450	$946	$2,778
Variable rate debt	$706	$–	$9	$103	$792	$–	$1,610

Total	$797	$–	$1,300	$103	$1,242	$946	$4,388

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

The fair market value of the outstanding fixed rate debt was approximately $3.4 billion as of December 31, 2005. The weighted average interest rate on the variable rate debt as of December 31, 2005 was approximately 4.8%.

On December 31, 2005, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $93 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements decreased consolidated interest expense in 2005 by $3 million.

Part II, Item 7A

Forward-looking Statements

This Report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating margins; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; expected depreciation and amortization expense; expected pension and post-retirement funding; expected stock compensation costs; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors described elsewhere in this Report, including under “Item 1A, Risk Factors” beginning on page 6 of this Report. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Part II, Item 8

Item 8    Financial Statements and Supplementary Data

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in thousands except per share amounts)
Year Ended December 31,	2005	2004	2003

Operating revenue	$14,309,182	$11,480,165	$10,017,215
Interest and other income	407,769	128,698	166,493
Expenses
Cost of goods sold and services	10,623,096	9,041,972	8,428,631
Research & engineering	505,513	467,354	430,801
Marketing	47,024	40,310	47,589
General & administrative	372,498	344,448	317,326
Debt extinguishment costs	–	114,894	167,801
Interest	197,090	272,448	334,336

Income from Continuing Operations before taxes and minority interest	2,971,730	1,327,437	457,224
Taxes on income	681,927	276,949	210,381

Income from Continuing Operations before minority interest	2,289,803	1,050,488	246,843
Minority interest	(90,808)	(36,436)	151,326

Income from Continuing Operations	2,198,995	1,014,052	398,169
Income (Loss) from Discontinued Operations	7,972	209,818	(15,167)

Net Income	$2,206,967	$1,223,870	$383,002

Basic earnings per share:
Income from Continuing Operations	$3.73	$1.72	$0.68
Income (Loss) from Discontinued Operations	0.01	0.36	(0.03)

Net Income[1]	$3.75	$2.08	$0.66

Diluted earnings per share:
Income from Continuing Operations	$3.62	$1.70	$0.68
Income (Loss) from Discontinued Operations	0.01	0.34	(0.03)

Net Income[1]	$3.64	$2.04	$0.65

Average shares outstanding	589,288	589,089	583,904
Average shares outstanding assuming dilution	614,858	612,872	586,491

1.	Amounts may not add due to rounding

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
December 31,	2005	2004

ASSETS
Current Assets
Cash	$190,954	$223,503
Short-term investments	3,304,727	2,773,922
Receivables less allowance for doubtful accounts (2005 – $102,879; 2004 – $114,403)	3,383,803	2,633,049
Inventories	1,010,448	819,745
Deferred taxes	233,167	239,111
Other current assets	430,814	305,240
Assets held for sale	–	65,179

	8,553,913	7,059,749
Fixed Income Investments, held to maturity	359,750	203,750
Investments in Affiliated Companies	988,781	883,598
Fixed Assets less accumulated depreciation	4,200,638	3,761,729
Multiclient Seismic Data	222,106	346,522
Goodwill	2,922,465	2,789,048
Intangible Assets	319,929	346,833
Deferred Taxes	331,037	343,584
Other Assets	178,873	265,964

	$18,077,492	$16,000,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,564,854	$2,980,790
Estimated liability for taxes on income	1,028,571	858,785
Dividend payable	124,733	111,136
Long-term debt – current portion	269,158	143,385
Bank & short-term loans	527,420	572,487
Liabilities held for sale	–	34,617

	5,514,736	4,701,200
Long-term Debt	3,591,338	3,944,180
Postretirement Benefits	707,040	670,765
Other Liabilities	167,611	151,457

	9,980,725	9,467,602

Minority Interest	505,182	416,438

Stockholders’ Equity
Common Stock	2,750,570	2,454,219
Income retained for use in the business	7,999,770	6,287,905
Treasury stock at cost	(2,113,276)	(1,684,394)
Accumulated other comprehensive loss	(1,045,479)	(940,993)

	7,591,585	6,116,737

	$18,077,492	$16,000,777

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in thousands)
Year Ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net Income	$2,206,967	$1,223,870	$383,002
Less: Income (loss) from discontinued operations	7,972	209,818	(15,167)

Income from continuing operations	2,198,995	1,014,052	398,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization[1]	1,350,969	1,307,931	1,341,102
Charges and credits, net of tax & minority interest[2]	(173,010)	198,801	439,976
Earnings of companies carried at equity, less dividends received	(85,941)	(65,748)	(74,596)
Decrease (increase) deferred taxes	30,482	42,436	(80,391)
Stock based compensation expense	40,204	26,466	13,229
Provision for losses on accounts receivable	24,239	25,744	53,303
Change in operating assets and liabilities:[3]
Increase in receivables	(716,218)	(414,856)	(34,668)
(Increase) decrease in inventories	(180,099)	(166,698)	56,639
(Increase) decrease in other current assets	(126,306)	7,856	(57,206)
Increase (decrease) in accounts payable and accrued liabilities	306,259	(295,633)	(303,513)
Increase in estimated liability
for taxes on income	209,182	87,470	98,994
Increase in postretirement benefits	36,097	54,998	70,394
Other – net	89,032	23,059	93,956

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,003,885	1,845,878	2,015,388

Cash flows from investing activities:
Purchases of fixed assets	(1,592,511)	(1,215,847)	(871,539)
Multiclient seismic data capitalized	(59,868)	(63,206)	(149,765)
Capitalization of intangible assets	(33,403)	(77,171)	(94,639)
Proceeds from the sale of Grant Prideco stock	–	–	105,590
PIGAP settlement	–	–	58,000
Proceeds from the sale of the Montrouge facility	229,801	–	–
Sale of investment in Hanover Compressor	110,175	–	–
Proceeds from the sale of Hanover Compressor note	–	–	176,955
Other business acquisitions	(108,782)	(42,834)	–
Proceeds from business divestitures	21,871	1,664,310	298,674
Proceeds from the sale of Atos shares	–	1,164,662	–
Proceeds from the sale of Axalto shares	–	98,851	–
Proceeds from the sale of drilling rigs	–	–	58,100
(Purchase) sale of investments, net	(706,762)	104,820	(1,145,700)
Other	94,994	48,304	171,895

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,044,485)	1,681,889	(1,392,429)

Cash flows from financing activities:
Dividends paid	(481,583)	(441,219)	(437,023)
Distribution to joint venture partner	(30,000)	–	–
Proceeds from employee stock purchase plan	81,733	71,565	132,741
Proceeds from exercise of stock options	263,496	206,543	39,752
Proceeds from issuance of convertible debentures, net of fees	–	–	1,375,612
Stock repurchase program	(611,641)	(320,224)	–
Debt extinguishment costs	–	(111,034)	(167,801)
Settlement of US Interest Rate Swap	–	(70,495)	–
Decrease in commercial paper and long-term debt	(170,666)	(2,989,916)	(1,358,469)
Net increase (decrease) increase in short-term debt	(45,031)	64,364	(167,150)

NET CASH USED IN FINANCING ACTIVITIES	(993,692)	(3,590,416)	(582,338)

Cash flows from discontinued operations (revised)[4]
Discontinued operations – Operating activities	2,972	66,399	190,845
Discontinued operations – Investing activities	–	(15,612)	(171,839)

	2,972	50,787	19,006

Net (decrease) increase in cash before translation effect	(31,320)	(11,862)	59,627
Translation effect on cash	(1,229)	1,173	6,455
Cash, beginning of year	223,503	234,192	168,110

Cash, end of year	$190,954	$223,503	$234,192

1.	Includes multiclient seismic data costs, excluding impairment charges.
2.	See Note 4 Charges & Credits.
3.	Net of the effect of business acquisitions and divestitures.
4.	See Note 3 Discontinued Operations.

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in thousands)
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)

Balance, January 1, 2003	$2,170,965	$(1,578,358)	$5,560,712	$(72,989)	$(203,564)	$(270,628)	$(2,580,338)

Translation adjustment						201,503	$201,503
Derivatives marked to market				60,356			60,356
Minimum pension liability					(114,236)		(114,236)
Tax benefit on minimum pension liability					34,725		34,725
Sale of investment in Grant Prideco stock				(9,871)			(9,871)
Shares sold to optionees less shares exchanged	15,335	24,271
Shares granted to Directors	81	65
Proceeds from employee stock plans	51,302	45,783
Stock based compensation cost	13,229
Net income			383,002				383,002
Dividend declared ($0.75 per share)			(437,970)
Tax benefit on stock options	7,576

Balance, December 31, 2003	2,258,488	(1,508,239)	5,505,744	(22,504)	(283,075)	(69,125)	$555,479

Translation adjustment						(27,370)	$(27,370)
Derivatives marked to market				1,097			1,097
Hanover stock marked to market				31,618			31,618
Interest rate swap cancellation				42,562			42,562
Sale of SchlumbergerSema					75,346	(552,000)	(476,654)
Sale of Axalto						(110,000)	(110,000)
Minimum pension liability					(44,337)		(44,337)
Tax benefit on minimum pension liability					16,795		16,795
Shares sold to optionees less shares exchanged	101,329	105,214
Shares granted to Directors	560	270
Proceeds from employee stock plans	46,812	30,747
Stock repurchase plan		(320,224)
Purchase of PetroAlliance	16,430	7,838
Stock based compensation cost	26,466
Shares issued on conversion of debentures	2
Net income			1,223,870				1,223,870
Dividends declared ($0.75 per share)			(441,709)
Tax benefit on stock options	4,132

Balance, December 31, 2004	2,454,219	(1,684,394)	6,287,905	52,773	(235,271)	(758,495)	$657,581

Translation adjustment						28,587	$28,587
Derivatives marked to market				(38,197)			(38,197)
Sale of Hanover Compressor stock				(31,618)			(31,618)
Sale of Essentis						(7,043)	(7,043)
Minimum pension liability					(80,505)		(80,505)
Tax benefit on minimum pension liability					24,290		24,290
Shares sold to optionees less shares exchanged	135,257	128,239
Shares granted to Directors	1,012	486
Proceeds from employee stock plans	49,499	28,484
Stock repurchase plan		(611,641)
Purchase of PetroAlliance	53,438	25,550
Stock based compensation cost	40,204
Shares issued on conversion of debentures	7
Net income			2,206,967				2,206,967
Dividends declared ($0.84 per share)			(495,102)
Tax benefit on stock options	16,934

Balance, December 31, 2005	$2,750,570	$(2,113,276)	$7,999,770	$(17,042)	$(291,486)	$(736,951)	$2,102,481

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

SHARES OF COMMON STOCK

	Issued	In Treasury	Outstanding

Balance, January 1, 2003	667,104,668	(84,931,553)	582,173,115
Shares sold to optionees less shares exchanged	1,320	1,306,305	1,307,625
Shares granted to Directors	–	3,500	3,500
Employee stock plan	–	2,464,088	2,464,088

Balance, December 31, 2003	667,105,988	(81,157,660)	585,948,328
Shares sold to optionees less shares exchanged	–	5,610,259	5,610,259
Shares granted to Directors	–	14,500	14,500
Employee stock plan	–	1,654,879	1,654,879
Stock repurchase plan	–	(5,148,200)	(5,148,200)
Purchase of PetroAlliance	–	421,870	421,870
Shares issued on conversion of debentures	27	–	27

Balance, December 31, 2004	667,106,015	(78,604,352)	588,501,663
Shares sold to optionees less shares exchanged	–	5,456,707	5,456,707
Shares granted to Directors	–	22,000	22,000
Employee stock plan	–	1,308,749	1,308,749
Stock repurchase plan	–	(7,637,400)	(7,637,400)
Purchase of PetroAlliance	–	1,150,323	1,150,323
Shares issued on conversion of debentures	67	–	67

Balance, December 31, 2005	667,106,082	(78,303,973)	588,802,109

See the Notes to Consolidated Financial Statements

Part II, Item 8

Notes to Consolidated Financial Statements

1.    Business Description

Founded in 1927, Schlumberger Limited (Schlumberger) is the world’s leading oilfield services company, supplying technology, project management, and information solutions that optimize performance in the oil and gas industry. Schlumberger consists of two business segments: Oilfield Services and WesternGeco. Oilfield Services is the world’s premier oilfield service company supplying a wide range of technology services and solutions to the international petroleum industry. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. WesternGeco provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. WesternGeco is 70% owned by Schlumberger and 30% owned by Baker Hughes.

2.    Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger Limited have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Schlumberger, its wholly owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Both equity and cost method investments are classified in Investments in Affiliated Companies.

Reclassifications

Certain items from prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to collectability of accounts receivable, valuation of inventories and investments, recoverability of goodwill and intangible assets, income taxes, multiclient seismic data, contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Part II, Item 8

Revenue Recognition

Oilfield Services

Products and Services Revenue

Schlumberger recognizes revenue for products and services based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery, customer acceptance and when collectibility is reasonably assured. Revenue is recognized when services are rendered and collectibility is reasonably assured.

Software Revenue

Revenue derived from the sale of licenses of Schlumberger software includes installation, maintenance, consulting and training services.

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

Translation of Non-United States Currencies

Schlumberger’s functional currency is primarily the US dollar. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger’s policy is to hedge against unrealized gains and losses on a monthly basis. Transaction losses of $13 million and $9 million were recognized in 2005 and 2004, respectively. Included in the 2003 results were transaction gains of $1 million.

Part II, Item 8

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2005 – $157 million; December 31, 2004 – $153 million). Both Short-term investments and Fixed income investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on such securities at both December 31, 2005 and 2004 were not significant.

Long-term fixed income investments of $360 million mature as follows: $109 million in 2007, $136 million in 2008, $95 million in 2009 and $20 million in 2010.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as a significant portion of them have original maturities in excess of three months.

At December 31, 2004, Schlumberger had an investment in Hanover Compressor Company which was classified as an available-for-sale security. Accordingly, it was stated at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. The fair market value of Schlumberger’s investment in Hanover Compressor was $123 million at December 31, 2004 and it was included in Other Assets in the Consolidated Balance Sheet. As further described in Note 4, Schlumberger sold this investment in 2005.

Inventories

Inventories are stated at average cost or at market, whichever is lower. Inventory consists of materials, supplies and finished goods. Costs included in inventories consist of materials, direct labor and manufacturing overhead.

Fixed Assets and Depreciation

Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Fixed assets include the manufacturing cost of oilfield technical equipment manufactured or assembled by subsidiaries of Schlumberger. Expenditures for replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

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

The carrying value of the multiclient library is reviewed for impairment annually as well as when an event or change in circumstance indicating impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future cash flows estimation of which involves significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period.

Part II, Item 8

Goodwill, Other Intangibles and Long-lived Assets

Schlumberger records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of Schlumberger’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

For purposes of performing the impairment test for goodwill as required by SFAS 142, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is judgmental and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units was significantly in excess of their respective carrying values for 2005, 2004 and 2003. Schlumberger performs the annual goodwill impairment test of its WesternGeco reporting unit on October 1st of every year while the reporting units comprising the Oilfield Services segment are tested as of December 31st.

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

Schlumberger capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs. The costs of internally developed software are amortized on a straight-line basis over the estimated useful life, which is principally 5 to 7 years.

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

Part II, Item 8

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

Approximately $4.5 billion of consolidated income retained for use in the business on December 31, 2005 represented undistributed earnings of consolidated subsidiaries and Schlumberger’s share of equity method investees. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

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

Part II, Item 8

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

(Stated in thousands except per share amounts)
	Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2005
Basic	$2,198,995	589,288	$3.73

Assumed conversion of debentures	28,788	19,105
Assumed exercise of stock options		6,465

Diluted	$2,227,783	614,858	$3.62

2004
Basic	$1,014,052	589,089	$1.72

Assumed conversion of debentures	28,788	19,105
Assumed exercise of stock options		4,678

	$1,042,840	612,872	$1.70

2003
Basic	$398,169	583,904	$0.68

Assumed conversion of debentures	15,938	10,566
Assumed exercise of stock options		2,587

	$414,107	597,057	$0.69
less: Anti-dilutive effect of assumed conversion of debentures	(15,938)	(10,566)	(0.01)

Diluted	$398,169	$586,491	$0.68

Employee stock options to purchase approximately 8.7 million and 24.8 million shares of common stock at December 31, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive. In addition, computation of diluted earnings per share at December 31, 2003 also excludes the effects of approximately 19.1 million common shares issuable upon conversion of the 1.5% Series A Convertible Debentures and the 2.125% Series B Convertible Debentures as their inclusion would have also had an anti-dilutive effect.

Research & Engineering

All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

3.    Discontinued Operations

During the second quarter of 2005, Credence Systems Corporation, the current owners of Schlumberger’s former NPTest semiconductor testing business, agreed to settle an outstanding contingent liability by paying Schlumberger $4 million in cash and 615,157 shares of common stock valued at approximately $5 million, resulting in a $9 million gain. Schlumberger sold its NPTest semiconductor testing business in July 2003 and reported it as a discontinued operation. This $9 million pretax and after-tax gain is reported as Income from Discontinued Operations in the Consolidated Statement of Income in the second quarter of 2005.

Part II, Item 8

During the first quarter of 2005, Schlumberger completed the sales of its Global Tel*Link, Public Phones and Essentis activities for $18 million in cash. The results of these businesses were reported as Discontinued Operations in the Consolidated Statement of Income and, in the fourth quarter of 2004 include accruals of approximately $15 million relating to the net losses on the sale of Public Phones and Essentis and a $17 million impairment charge relating to goodwill and intangible assets associated with the Essentis business.

The assets and liabilities of the Public Phones, Essentis and Global Tel*Link businesses which were subsequently eliminated from the Schlumberger Consolidated Balance Sheet in the first quarter of 2005 were aggregated and presented on the Consolidated Balance Sheet at December 31, 2004 as Assets held for sale ($65 million) and Liabilities held for sale ($35 million).

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

On February 2, 2004, Schlumberger sold 9.6 million of the Atos Origin shares for a net consideration of €500 million ($625 million). As a result of this sale, Schlumberger’s investment was reduced to approximately 15% of the outstanding common shares of Atos Origin. The equity in earnings representing Schlumberger’s interest in Atos Origin for the four days ending February 2, 2004 was not material. This investment was accounted for using the cost method as of February 2, 2004. On April 30, 2004 Schlumberger sold its remaining holding of 9.7 million Atos Origin shares for consideration of €465 million ($551 million) net of expenses. The losses on the sales of the Atos Origin shares of $21 million are classified in Interest and other income in the Consolidated Statement of Income (see Note 4).

•	In February 2004, Schlumberger sold its Telecom Billing Software business for $37 million in cash, excluding potential future cash proceeds of up to $10 million, of which $7 million was received in the third quarter of 2004. A $17 million gain on the sale was recognized in the first quarter of 2004 and a gain of $7 million related to the additional cash proceeds received was recognized in the third quarter. The net assets were approximately $17 million.

Part II, Item 8

•	In March 2004, Schlumberger sold its Infodata business for $104 million in cash. A $48 million gain on the sale was recognized in the first quarter of 2004 and an additional $3 million gain was recognized in the fourth quarter of 2004. The net assets were approximately $47 million, including goodwill of $42 million.

•	In April 2004, Schlumberger completed the sale of its Business Continuity (BCO) business for $237 million in cash. A $48 million gain on the sale was recognized in the second quarter of 2004. The net assets were approximately $160 million, including goodwill of $83 million.

•	In May 2004, Schlumberger’s wholly owned subsidiary Schlumberger BV sold, via a public offering, 34.8 million ordinary shares that it had held in its smart card business Axalto Holding NV, which represented 87% of the total ordinary shares outstanding. The sale price was €14.80 per share, resulting in net proceeds, after expenses, of $606 million, including a subsequent placement of 166,250 shares. A $7 million loss on the sale was recognized in the second quarter of 2004.

In the third quarter of 2004, a gain of $18 million was recognized consisting of (1) a $9 million gain on the sale of Schlumberger’s residual investment of 5.1 million shares in Axalto (the sale price was €16.59 per share giving net proceeds, after expenses, of $99 million) and (2) a $9 million reversal of a liability related to the sale. The net assets were approximately $700 million, including goodwill of $415 million.

•	In July 2004, Schlumberger completed the sale of its Electricity Metering North America business for $248 million in cash. The results of Electricity Metering North America included a net gain of $25 million including a United States tax valuation allowance release of $49 million related to a tax loss carry forward associated with the sale of SchlumbergerSema (which is also included in Discontinued Operations) in the second quarter of 2004. This transaction allowed for the recognition of a deferred tax asset that was previously offset by a valuation allowance. Excluding the reversal of the valuation allowance, the transaction would have resulted in a loss of $24 million. A credit of $5 million relating to this sale was recognized in the fourth quarter of 2004. The net assets were approximately $146 million, including goodwill of $94 million.

•	In July 2004, Schlumberger completed the sale of its Telecom Messaging business for $15 million, consisting of $6 million in cash and $9 million in future payments, of which an initial payment of $3 million was received in November 2004. A $4 million loss on the sale was recognized in the third quarter of 2004. The net assets were approximately $15 million.

2003

•	In July 2003, Schlumberger completed the sale of its NPTest semiconductor testing business to a partnership led by Francisco Partners and Shah Management. The proceeds received were $220 million in cash, resulting in a $12 million loss on the sale. Additionally, the partnership has a contingent obligation to make a further payment to Schlumberger under certain circumstances. The net assets were $202 million.

•	In August 2003, Schlumberger completed the sale of its Verification Systems business by a proceed-free management buyout resulting in an $18 million loss on the sale. The net assets were $17 million.

•	In October 2003, Schlumberger completed the sale of its e-City ‘pay & display’ parking solutions business to Apax Partners. The proceeds received were $84 million in cash resulting in a $56 million loss on the sale. The net assets were $120 million, including $65 million of goodwill.

Part II, Item 8

The following table summarizes the results of these discontinued operations:

(Stated in millions)
	2005	2004	2003

Revenues	$8	$590	$4,367

Income (loss) before taxes	$(1)	$55	$104
Tax expense	–	16	33
Gains (losses) on disposal, net of tax	9	171	(86)

Income (loss) from discontinued operations	$8	$210	$(15)

In 2005 Schlumberger has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

4.    Charges and Credits

Schlumberger recorded the following charges/credits in continuing operations:

Hanover Compressor Company

In August 2001, Schlumberger sold its Oilfield Services worldwide gas compression activity to Hanover Compressor Company. The proceeds included shares of Hanover Compressor common stock, with a value at closing of $173 million and a $150 million long-term subordinated note maturing December 15, 2005.

In the fourth quarter of 2003, Schlumberger sold the subordinated note for $177 million and realized a pretax gain of $32 million ($20 million after-tax). The pretax gain is classified in Interest and other income in the Consolidated Statement of Income.

At December 31, 2003, the carrying value of Schlumberger’s investment in Hanover Compressor common stock exceeded the market value. As the decline in the market value of the stock was deemed to be “other than temporary”, Schlumberger wrote down the cost basis of its investment to the fair market value at December 31, 2003 and recorded a pretax and after-tax impairment charge of $81 million classified in Cost of goods sold and services in the Consolidated Statement of Income.

In the fourth quarter of 2005, Schlumberger sold its investment in Hanover Compressor Company for net proceeds of $110 million resulting in a pretax and after-tax gain of $21 million. The pretax gain is classified in Interest and other income in the Consolidated Statement of Income.

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

Part II, Item 8

Other Charges and Credits

2005

Third quarter of 2005:

Schlumberger recorded a pretax and after-tax gain of approximately $18 million relating to the resolution of a contingency associated with the March 2005 sale of its facility in Montrouge, France. This gain is classified in Interest and other income in the Consolidated Statement of Income.

First quarter of 2005:

In March 2005, Schlumberger sold its facility in Montrouge, France for $230 million, resulting in a pretax and after-tax gain of $146 million, which is classified in Interest and other income in the Consolidated Statement of Income. Schlumberger also recorded other real estate related pretax charges of $12 million ($11 million after-tax), which are classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of 2005 Charges & Credits:

(Stated in millions)
	Pretax	Tax	Net

Charges & Credits
- Gain on sale of Hanover Compressor stock	$(21)	$–	$(21)
- Gain on sale of Montrouge facility	(163)	–	(163)
- Other real estate related charges	12	1	11

Net Credits	$(172)	$1	$(173)

2004

Third quarter of 2004:

•	In connection with its ongoing restructuring program in order to reduce overhead, Schlumberger recorded, a pretax and after-tax charge of $3 million related to employee severance. This charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax charge of $11 million ($10 million after-tax) related to an Intellectual Property settlement which is classified in Cost of goods sold and services in the Consolidated Statement of Income.

Second quarter of 2004:

•	Schlumberger sold 9.7 million ordinary shares of Atos Origin SA at a price of €48.50 per share. The net proceeds for the sale were $551 million and Schlumberger recorded a pretax and after-tax loss of $7 million on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income. As a result of this transaction Schlumberger does not have any remaining ownership interest in Atos Origin SA.

•	In connection with its continuing restructuring program in order to reduce overhead, Schlumberger recorded a pretax and after-tax charge of $4 million related to employee terminations. This charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

•	Schlumberger Technology Corporation settled its United States Interest Rate Swaps resulting in a pretax gain of $10 million ($6 million after-tax) which is classified in Interest Expense in the Consolidated Statement of Income.

Part II, Item 8

•	Schlumberger recorded a pretax and after-tax charge of $11 million related to a vacated leased facility in the UK which is classified in Cost of goods sold and services in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax credit of $5 million related to the release of a litigation reserve which was no longer required and is classified in Cost of goods sold and services in the Consolidated Statement of Income.

First quarter of 2004:

•	Schlumberger Technology Corporation paid off its commercial paper program in the United States. As a result, the $500 million United States interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

•	Schlumberger sold 9.6 million ordinary shares of Atos Origin SA at a price of €52.95 per share. The net proceeds for the sale were $625 million and Schlumberger recorded a pretax and after-tax loss of $14 million on this transaction which reflects both banking fees and currency effect. The pretax charge is classified in Interest and other income in the Consolidated Statement of Income.

•	Schlumberger has commenced a restructuring program in order to reduce overhead. Consequently, a pretax charge of $20 million ($14 million after-tax) was taken in the quarter related to a voluntary early retirement program in the United States and is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of the 2004 Charges & Credits:

(Stated in millions)
	Pretax	Tax	Net

Charges & Credits:
- Debt extinguishment costs	$115	$14	$101
- Restructuring program charges	27	6	21
- Intellectual Property settlement charge	11	1	10
- Loss on sale of Atos Origin stock	21	–	21
- US interest-rate swap settlement gain	(10)	(4)	(6)
- Vacated leased facility reserve	11	–	11
- Litigation reserve release	(5)	–	(5)
- Loss recognized on interest-rate swaps	73	27	46

Net Charges	$243	$44	$199

2003

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

Part II, Item 8

The following is a summary of the 2003 Charges & Credits:

(Stated in millions)
	Pretax	Tax	Min Int	Net

Charges & Credits:
- Debt extinguishment costs	$168	$–	$–	$168
- Gain on sale of Hanover Compressor note	(32)	(12)	–	(20)
- Impairment of Hanover Compressor stock	81	–	–	81
- Multiclient seismic library impairment	398	74	(120)	204
- Seismic vessel impairment	54	–	(16)	38
- Gain on sale of rig	(31)	–	–	(31)

Net Charges	$638	$62	$(136)	$440

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

Under the terms of the agreement, the remaining 49% interest is expected to be acquired in the second quarter of 2006, subject to performance requirements and other customary conditions. The acquisition price will continue to be determined by a performance-based formula, and paid one-third in cash and two-thirds in Schlumberger stock.

Schlumberger began consolidating the results of PetroAlliance Services in the second quarter of 2005. This investment had previously been accounted under the equity method.

The $119 million purchase price paid in the second quarter of 2005 has been allocated to the assets acquired and the liabilities assumed according to their fair value at the date of the transaction as follows:

(Stated in millions)
Cash	$8
Accounts receivable	61
Fixed assets	61
Other assets	17
Goodwill	106
Other intangible assets	24

Total assets acquired	$277

Accounts payable and accrued liabilities	$36
Long-term debt – current portion	53
Long-term debt	5
Minority interest	26

Total liabilities acquired	$120

Sub-total	$157
Less: proportionate share of net assets previously held through equity investment	(38)

Net assets acquired	$119

Approximately $106 million has been allocated to goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. This goodwill is not tax deductible. The amounts allocated to other intangible assets primarily relate to customer relationships, which will be amortized on a straight line basis over a 12 year period.

Part II, Item 8

During 2005, Schlumberger made certain other acquisitions and minority interest investments, none of which were significant on an individual basis, for $56 million in cash. Under the terms of one of the transactions, Schlumberger may acquire the remaining interest based upon a performance-based formula, payable in Schlumberger common stock, subject to performance requirements, regulatory approval and other customary conditions.

During 2004, Schlumberger made certain acquisitions, none of which were significant on an individual basis, for $31 million in cash.

Under the terms of certain past acquisitions, Schlumberger has obligations to pay additional consideration if specific conditions are met. Schlumberger made payments of $21 million during 2005 and expects to make payments of approximately $56 million in the first quarter of 2006 with respect to certain transactions that were consummated in prior years.

Pro forma results pertaining to the above acquisitions are not presented as the impact was not significant.

6.    Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on December 31, 2005 and 2004 was $802 million and $716 million, respectively. Schlumberger’s equity income from this joint venture in 2005 was $84 million, $68 million in 2004 and $52 million in 2003. Schlumberger received cash distributions from the joint venture of $28 million in 2005, $28 million in 2004 and $4 million in 2003.

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

7.    Securitization

A wholly owned subsidiary of Schlumberger has an agreement to borrow up to $250 million and sell, on an ongoing basis, an undivided interest in its accounts receivable. The amount of receivables sold under this agreement totaled $470 million at December 31, 2005 (of which $34 million was drawn) as compared to $367 million at December 31, 2004 (of which $236 million was drawn). The previous agreement was extended in September 2005 for a further twelve months. Schlumberger expects to terminate this agreement in the first quarter of 2006. Schlumberger does not have any retained interest in the accounts receivable sold under this agreement.

8.    Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31	2005	2004

Raw Materials & Field Materials	$976	$812
Work in Process	96	59
Finished Goods	65	74

	1,137	945
Less reserves for obsolescence	127	125

	$1,010	$820

Part II, Item 8

9.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2005	2004

Land	$66	$71
Buildings & Improvements	989	1,119
Machinery & Equipment	10,750	9,879

	11,805	11,069
Less accumulated depreciation	7,604	7,307

	$4,201	$3,762

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 8% is being depreciated over 16 to 25 years, 6% over 10 to 15 years and 86% over 2 to 9 years determined on a gross book value basis.

Depreciation and amortization expense relating to fixed assets was $1.092 billion, $1.007 billion and $1.016 billion in 2005, 2004 and 2003, respectively.

10.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2005	2004

Balance at beginning of year	$347	$506
Capitalized in year	60	63
Charged to cost of sales	(185)	(222)

	$222	$347

11.    Goodwill

The changes in the carrying amount of goodwill by business segment in 2005 was as follows:

(Stated in millions)
	Oilfield Services	Western- Geco	Total

Balance at beginning of year	$2,545	$244	$2,789
Additions	146	2	148
Other	6	–	6
Impact of change in exchange rates	(21)	–	(21)

	$2,676	$246	$2,922

The changes in the carrying amount of goodwill by business segment in 2004 was as follows:

	Oilfield Services	Western- Geco	Other	Total

Balance at beginning of year	$2,495	$229	$654	$3,378
Additions	15	15	–	30
Impact of change in exchange rates	35	–	(8)	27
Businesses divested	–	–	(634)	(634)
Reclassified to Assets held for sale	–	–	(12)	(12)

	$2,545	$244	$–	$2,789

Part II, Item 8

12.    Intangible Assets

A summary of intangible assets follows:

(Stated in millions)
As at December 31,	2005	2004

Gross book value	$630	$591
Less accumulated amortization	310	244

	$320	$347

The amortization charged to expense was $75 million in 2005, $78 million in 2004 and $61 million in 2003.

Intangible assets principally comprise patents, software, technology and other. At December 31, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

(Stated in millions)
	2005		2004
	Gross Book Value	Accumulated Amortization	Gross Book Value	Accumulated Amortization	Amortization Periods

Software	$428	$187	$409	$138	5 – 10 years
Technology	144	98	147	77	5 – 10 years
Patents	12	9	12	7	5 – 10 years
Other	46	16	23	22	1 – 15 years

	$630	$310	$591	$244

The weighted average amortization period for all intangible assets is approximately 7 years.

Amortization charged to income for the subsequent five years is estimated, based on the December 31, 2005 Gross Book Value, to be 2006 – $86 million, 2007 – $69 million, 2008 – $50 million, 2009 – $24 million and 2010 – $20 million.

13.    Long-term Debt and Debt Facility Agreements

A summary of long-term debt by currency, analyzed by Bonds, Commercial Paper (CP) and Other, at December 31 follows:

(Stated in millions)
	2005				2004
	Bonds and Convertible Debentures	CP	Other	Total	Bonds and Convertible Debentures	CP	Other	Total

US dollar	$2,073	$753	$73	$2,899	$2,073	$641	$93	$2,807
Euro	584	–	44	628	669	–	88	757
UK pound	30	–	–	30	33	–	–	33
Canadian dollar	–	–	–	–	101	–	–	101
Japanese yen	–	–	–	–	–	–	98	98
Norwegian kroner	–	–	34	34	–	–	148	148
Other	–	–	–	–	–	–	–	–

	$2,687	$753	$151	$3,591	$2,876	$641	$427	$3,944

In June 2004, Schlumberger Technology Corporation (STC) bought back and retired $351 million of its outstanding $1 billion 6.5% Notes due 2012 (see Note 4 Charges and Credits). These notes were issued in 2002 in a private placement and resold under rule 144A without registration rights. The fair market value of the STC outstanding US dollar denominated bonds at December 31, 2005 was $705 million.

In March 2004, STC paid off its commercial paper program in the United States, and in April 2004 STC settled the outstanding $500 million United States interest rate swaps which it had written down in March 2004. See Note 4 Charges and Credits.

Part II, Item 8

In March 2004, Schlumberger plc (SPLC) accepted tenders for the outstanding £175 million SPLC 6.5% Guaranteed Bonds due 2032. In addition, Schlumberger SA (SSA) bought back €25 million of the outstanding €274 million SSA 5.25% Guaranteed Bonds due 2008 and €7 million of the outstanding €259 million SSA 5.875% Guaranteed Bonds due 2011. See Note 4 Charges and Credits. The fair market value of the outstanding euro denominated bonds at December 31, 2005 was $633 million.

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

The debentures were sold to the initial purchasers pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and were resold, with registration rights, by the initial purchasers in transactions exempt from registration under Rule 144A of the Securities Act. The aggregate offering price of the debentures was $1.425 billion, the initial purchasers’ discount was $25.4 million and the net proceeds to Schlumberger Limited were $1.4 billion.

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

On or after June 6, 2008 (in the case of the Series A debentures) or June 6, 2010 (in the case of the Series B debentures), Schlumberger may redeem for cash all or part of the applicable series of debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2008, June 1, 2013, and June 1, 2018, holders of Series A debentures may require Schlumberger to repurchase their Series A debentures. On June 1, 2010, June 1, 2013 and June 1, 2018, holders of Series B debentures may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2008 (in the case of the Series A debentures) and June 1, 2010 (in the case of the Series B debentures) will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change (defined as a change in control or a termination of trading of Schlumberger’s common stock), holders may require Schlumberger to repurchase all or a portion of their debentures, in cash or, at Schlumberger’s election, common stock valued at 99% of its market price or any combination of cash and common stock, at a repurchase price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the redemption date. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased. The fair market value of the Series A and Series B debentures at December 31, 2005 was $1.3 billion and $584 million, respectively.

Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed facilities maturing in more than one-year and the intent to maintain these obligations for longer than one year.

Commercial paper borrowings outstanding at December 31, 2005 and 2004 include notes issued in currencies other than the US dollar which were swapped for US dollars on the date of issue until maturing.

Long-term debt on December 31, 2005, is due as follows $1.300 billion in 2008, $103 million in 2009, $1.242 billion in 2010 and $946 million thereafter.

Part II, Item 8

On December 31, 2005, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $93 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements decreased consolidated interest expense in 2005 by $3 million.

On December 31, 2005, wholly owned subsidiaries of Schlumberger had separate debt facility agreements aggregating $4.4 billion with commercial banks, of which $3.6 billion was committed and $2.8 billion was available and unused. It included $2.5 billion of committed facilities which support commercial paper programs in the United States and Europe, and mature in April 2010. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

14.    Derivative Instruments and Hedging Activities

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

As a result of Schlumberger Technology Corporation paying off its commercial paper program in the United States in the first quarter of 2004, $500 million United States interest-rate swaps that were designated as cash flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) in March 2004 to recognize unrealized losses previously recorded in Other Comprehensive Income. See Note 4 Charges and Credits. These interest rate swaps were settled in April 2004.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit partially offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2005, contracts were outstanding for the US dollar equivalent of $1.9 billion in various foreign currencies. These contracts mature on various dates in 2006.

At December 31, 2005, Schlumberger recognized a cumulative net $17 million loss in Stockholders’ Equity relating to derivative instruments and hedging activities. This loss was primarily due to the revaluation of foreign currency forward contracts at December 31, 2005.

15.    Capital Stock

Schlumberger is authorized to issue 1,500,000,000 shares of common stock, par value $0.01 per share of which 588,802,109 and 588,501,663 shares were outstanding on December 31, 2005 and 2004, respectively. Schlumberger is also authorized to issue 200,000,000 shares of cumulative preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

See Note 23 Subsequent Event.

Part II, Item 8

16.    Stock Compensation Plans

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

Schlumberger applies the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for stock-based awards granted prior to January 1, 2003 been determined based on the fair value at the grant dates, consistent with the method of SFAS 123, Schlumberger net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)
	2005	2004	2003
Net income (loss)
As reported	$2,207	$1,224	$383
Pro forma adjustments:
Cost of DSPP	–	–	(18)
Cost of Stock Options	(40)	(58)	(72)

Pro forma	$2,167	$1,166	$293

Basic earnings (loss) per share
As reported	$3.75	$2.08	$0.66
Pro forma adjustments:
Cost of DSPP	–	–	(0.03)
Cost of Stock Options	(0.07)	(0.10)	(0.12)

Pro forma	$3.68	$1.98	$0.51

Diluted earnings (loss) per share
As reported	$3.64	$2.04	$0.65
Pro forma adjustments:
Cost of DSPP	–	–	(0.03)
Cost of Stock Options	(0.07)	(0.09)	(0.12)

Pro forma	$3.57	$1.95	$0.50

In December 2004, the Financial Accounting Standards Board issued SFAS 123R (Share-Based Payment). The standard amends SFAS 123 (Accounting for Stock Based Compensation) and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant. SFAS 123R provides public companies with a choice of transition methods to implement the standard. Schlumberger will apply the modified prospective method whereby compensation cost will be recognized for the unamortized portion of vested awards outstanding at January 1, 2006, the effective date of SFAS 123R, and granted after January 1, 1995. Such cost will be recognized in Schlumberger’s financial statements over the remaining vesting periods. As described above, in 2003 Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148 on a prospective basis for grants after January 1, 2003. Therefore, effective January 1, 2006, Schlumberger will have to apply the provisions of SFAS 123R to the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002; the adoption of this standard will result in Schlumberger recording additional stock-based compensation charges of approximately $20 million in 2006 and $5 million in 2007.

Part II, Item 8

Stock Option Plans

Officers and key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option’s maximum term is generally ten years, and options generally vest in increments over four or five years. The gain on the awards granted subsequent to January 2003 is capped at 125% of the exercise price. Schlumberger recorded stock-based compensation expense relating to stock options of $28 million, $13 million and $5 million in 2005, 2004 and 2003, respectively.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	1.32%	1.53%	1.41%
Expected volatility	31%	24%	36%
Risk free interest rates	3.79%	3.57%	2.71%
Expected option life	4.50 years	4.50 years	4.71 years

A summary of the status of the Schlumberger stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
Fixed Options	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	30,062,025	$59.83	37,556,547	$56.50	36,869,684	$57.03
Granted	3,651,490	$66.67	2,959,250	$63.44	3,460,150	$45.04
Exercised	(5,502,348)	$48.56	(5,648,858)	$37.05	(1,319,174)	$30.68
Forfeited	(1,721,764)	$64.04	(4,804,914)	$62.84	(1,454,113)	$66.92

Outstanding at year-end	26,489,403	$62.77	30,062,025	$59.83	37,556,547	$56.50

Options exercisable at year-end	17,056,452		20,044,742		23,460,758
Weighted-average fair value of options granted during the year	$14.24		$12.33		$10.34

The following table summarizes information concerning currently outstanding and exercisable options by five ranges of exercise prices on December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of exercise prices	Number outstanding as of 12/31/05	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of 12/31/05	Weighted- average exercise price

$ 3.831 – $22.073	1,049	0.19	$20.734	1,049	$20.734
$24.142 – $30.710	284,044	0.07	$30.710	284,044	$30.710
$30.795 – $44.843	2,057,425	3.14	$40.511	1,608,435	$40.388
$46.020 – $65.330	15,960,646	6.64	$57.476	7,944,485	$55.449
$69.655 – $82.348	8,186,239	3.88	$79.811	7,218,439	$80.857

	26,489,403	5.45	$62.772	17,056,452	$64.367

Part II, Item 8

Employee Stock Purchase Plan

Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the plan, employees can choose to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. Effective July 1, 2003 the purchase price of the stock was 92.5% of the lower of its beginning or end of the plan year market price at six month intervals. Prior to July 1, 2003, the purchase price was 85% at one year intervals. Under the Plan, Schlumberger sold 1,308,749, 1,654,879 and 2,464,088 shares to employees in 2005, 2004 and 2003, respectively. Schlumberger recorded stock-based compensation expense relating to the DSPP of $12 million, $13 million and $8 million in 2005, 2004 and 2003, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2005	2004	2003

Dividend yield	1.35%	1.52%	1.41%
Expected volatility	26%	30%	36%
Risk free interest rates	2.12%	1.25%	0.92%
Weighted average fair value per share	$9.51	$8.35	$7.91

17.    Income Tax Expense

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

As more fully described in Note 4 Charges and Credits, Schlumberger reported net pretax credits in continuing operations in 2005 of $172 million ($19 million of net credits in the United States; $153 million of credits outside the United States), and net pretax charges of $243 million ($119 million of net charges in the United States; $124 million of net charges outside of the United States) and $638 million ($316 million of net charges in the United States; $323 million of net charges outside of the United States) in 2004 and 2003, respectively.

Pretax book income from continuing operations subject to United States and non-United States income taxes for each of the three years ended December 31, was a follows:

(Stated in millions)
	2005	2004	2003

United States	$892	$286	$(213)
Outside United States	2,080	1,041	670

Pretax income	$2,972	$1,327	$457

The components of net deferred tax assets were as follows:

(Stated in millions)
	2005	2004

Postretirement and other long-term benefits	$262	$251
Current employee benefits	118	123
Fixed assets, inventory and other	173	196
Net operating losses	11	13

	$564	$583

The deferred tax assets relating to net operating losses at December 31, 2005 and 2004 are net of valuation allowances in certain countries of $213 million and $303 million, respectively.

As described in Note 4, Schlumberger sold its facility in Montrouge, France during 2005. This transaction allowed for the utilization of a $57 million deferred tax asset relating to certain net operating losses that were previously offset by a valuation allowance. The remaining decrease in the valuation allowance from 2004 to 2005 is primarily due to changes in foreign currency exchange rates.

Part II, Item 8

The United States and Canadian operations of the WesternGeco joint venture are structured as limited liability companies (LLC) and are treated as partnerships for income tax purposes. The net income of the WesternGeco business segment, as presented in Note 21 Segment Information, reflects tax expense as if the LLC was subject to income taxes as this is how management evaluates the results of this segment. However, the tax expense on the Consolidated Statement of Income only includes Schlumberger’s share of the tax expense associated with the LLC. Minority Interest on the Consolidated Statement of Income primarily represents the minority partner’s share of the pretax results of the LLCs as well as their share of the after-tax results of the non-United States and Canadian operations of the venture.

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)
	2005	2004	2003

Current:
United States – Federal	$256	$13	$97
United States – State	24	1	11
Outside United States	372	221	183

	$652	$235	$291

Deferred:
United States – Federal	$12	$30	$(88)
United States – State	2	6	(15)
Outside United States	77	6	(40)
Valuation allowance	(61)	–	62

	$30	$42	$(81)

Consolidated taxes on income	$682	$277	$210

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2005	2004	2003

US statutory federal rate	35	35	35
US state income taxes	1	–	–
Non US income taxed at different rates	(8)	(10)	(20)
Effect of equity method investment	(1)	(1)	(5)
Minority partner’s share of LLC earnings	(1)	(1)	1
Valuation allowance	–	–	14
Other	(1)	(2)	–
Charges and credits	(2)	–	21

Effective income tax rate	23	21	46

The Charges and Credits described in Note 4 Charges and Credits lowered Schlumberger’s effective tax rate by two percentage points in 2005 and increased the effective tax rate by twenty-one percentage points in 2003. Charges and credits did not have a significant impact on the effective tax rate in 2004.

18.    Leases and Lease Commitments

Total rental expense relating to continuing operations was $532 million in 2005, $464 million in 2004 and $345 million in 2003. Future minimum rental commitments under noncancelable leases for each of the next five years are as follows:

(Stated in millions)
2006	$125
2007	99
2008	70
2009	43
2010	33
Thereafter	79

$449

Part II, Item 8

19.    Contingencies

The Consolidated Balance Sheet includes accruals for the estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials where it is probable that Schlumberger has incurred a liability and such amount can be reasonably estimated. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, natural resource or property damage claims and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, any such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

The Consolidated Balance Sheet included accruals for estimated future expenditures, relating to potential contractual obligations, associated with business divestitures which have been completed. It is possible that the ultimate expenditures may differ from the amounts recorded. In the opinion of management, such differences are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

In December 2004 WesternGeco and Schlumberger received grand jury subpoenas from the United States Attorney’s office in the Southern District of Texas seeking documents relating to possible fraud in obtaining visas for non-United States citizens working as crewmembers on vessels operating in the Gulf of Mexico. We are in the process of responding to the investigation, including providing information sought by the subpoenas. Schlumberger is unable to determine the outcome of this matter and the related impact it might have on Schlumberger’s financial condition and results of operations.

In addition, Schlumberger and its subsidiaries are party to various other legal proceedings. A liability is accrued when a loss is both probable and can be reasonably estimable. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in these matters. However, in the opinion of Schlumberger any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

Schlumberger’s joint venture agreements with Baker Hughes, with respect to WesternGeco, and Smith International, Inc., with respect to the drilling fluids joint venture, both contain provisions under which either party to the respective joint ventures may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the prices specified in the offer notice.

In the normal course of business, Schlumberger is liable for contract completion and product performance. In the opinion of management, such obligations are not material in relation to the consolidated liquidity, financial position or future results of operations.

20.    Segment Information

Schlumberger operates two business segments: Oilfield Services (OFS) and WesternGeco.

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

Part II, Item 8

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

Financial information for the years ended December 31, 2005, 2004 and 2003, by segment, is as follows:

(Stated in millions)
	2005
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$3,760	$609	$–	$324	$933	$2,041	$279	$376
Latin America	2,209	261	–	69	330	1,332	143	152
Europe/CIS/Africa	3,533	569	8	127	704	1,974	265	338
Middle East & Asia	3,033	774	–	97	871	2,017	271	414
Elims/Other	113	(54)	–	21	(33)	1,842	48	106

	12,648	2,159	8	638	2,805	9,206	1,006	1,386

WESTERNGECO	1,662	140	60	117	317	1,396	338	264
Corporate eliminations & Other	(1)	(183)	23	(73)	(233)	4,553	7	2
Goodwill						2,922

	$14,309	$2,116	$91	$682		$18,077	$1,351	$1,652

Interest Income					98
Interest Expense					(187)
Charges & Credits					172

					$2,972

(Stated in millions)
	2004
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$3,108	$340	$–	$179	$519	$1,668	$253	$247
Latin America	1,746	181	–	40	221	1,244	142	131
Europe/CIS/Africa	2,787	368	–	80	448	1,721	233	262
Middle East & Asia	2,478	569	–	80	649	1,723	228	361
Elims/Other	120	(46)	–	10	(36)	1,561	60	62

	10,239	1,412	–	389	1,801	7,917	916	1,063

WESTERNGECO	1,238	53	22	49	124	1,267	378	212
Corporate eliminations & Other	3	(61)	14	(161)	(208)	3,963	14	4
Goodwill						2,789
Discontinued operations assets						65

	$11,480	$1,404	$36	$277		$16,001	$1,308	$1,279

Interest Income					54
Interest Expense					(201)
Charges & Credits					(243)

					$1,327

Part II, Item 8

(Stated in millions)
	2003
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$2,626	$234	$–	$131	$365	$1,530	$265	$140
Latin America	1,439	177	–	44	221	1,136	153	102
Europe/CIS/Africa	2,605	379	–	81	460	1,619	218	167
Middle East & Asia	2,090	451	–	58	509	1,441	206	246
Elims/Other	63	(46)	–	28	(18)	1,578	30	114

	8,823	1,195	–	342	1,537	7,304	872	769

WESTERNGECO	1,183	(17)	(7)	4	(20)	1,415	442	240
Corporate eliminations & Other	11	138	(144)	(136)	(142)	4,033	27	12
Goodwill						2,614
Discontinued operations assets						4,675

	$10,017	$1,316	$(151)	$210		$20,041	$1,341	$1,021

Interest Income					49
Interest Expense					(329)
Charges & Credits					(638)

					$457

Oilfield Services net income eliminations include certain headquarters administrative costs which are not allocated geographically, manufacturing and certain other operations, and costs maintained at the Oilfield Services level.

Corporate income eliminations principally comprise the amortization of other intangibles, as well as nonoperating expenses, such as certain intersegment charges, amortization of certain intangible assets, interest on postretirement benefits, stock-based compensation costs and interest expense (except as shown above), which are not included in the segments’ income. Corporate assets largely comprise short-term investments and fixed income investments, held to maturity.

During the three years ended December 31, 2005, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. In each of the last three years, only revenue in the United States exceeded 10% of consolidated revenue. Revenue in the United States in 2005, 2004 and 2003 was $3.6 billion, $3.0 billion and $2.6 billion, respectively.

Interest expense excludes amounts which are included in the segments’ income (2005 – $10 million: 2004 –$8 million: 2003 – $5 million).

Depreciation & Amortization and Capital Expenditure include Multiclient seismic data costs.

Part II, Item 8

21.    Pension and Other Benefit Plans

United States Defined Benefit Pension Plans

Schlumberger and its United States subsidiary sponsor several defined benefit pension plans that cover substantially all employees hired prior to October 1, 2004. The benefits are based on years of service and compensation on a career-average pay basis. These plans are funded through a trust in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability and amounts that are allowable for income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future. Schlumberger’s contribution during 2005 was $172 million. The contribution in 2006 is expected to be between $200 million and $250 million.

Schlumberger uses a December 31 measurement date to calculate its end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2005	2004	2003

Assumed discount rate	6.00%	6.25%	6.75%
Compensation increases	3.00%	3.00%	3.00%
Return on plan assets	8.50%	8.50%	8.50%

Net pension cost in the United States for 2005, 2004 and 2003, included the following components:

(Stated in millions)

	2005	2004	2003

Service cost – benefits earned during the period	$53	$53	$56
Interest cost on projected benefit obligation	108	98	93
Expected return on plan assets [actual return: 2005 – $132; 2004 – $123; 2003 – $177]	(109)	(90)	(87)
Amortization of prior service cost	8	5	5
FAS 88 charge	–	6	–
Amortization of unrecognized net loss	25	19	4

Net pension cost	$85	$91	$71

Part II, Item 8

The changes in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2005 and 2004, were as follows:

(Stated in millions)
	2005	2004

Projected benefit obligation at beginning of the year	$1,724	$1,583
Service cost	53	53
Interest cost	108	98
Actuarial losses	110	84
Benefits paid	(95)	(92)
Amendments	84	(8)
FAS 88 charge	–	6

Projected benefit obligation at end of the year	$1,984	$1,724

Plan assets at market value at beginning of the year	$1,386	$1,107
Actual return on plan assets	132	123
Contributions	172	254
Benefits paid	(95)	(92)
Administrative expense	(7)	(6)

Plan assets at market value at end of the year	$1,588	$1,386

Excess of projected benefit obligation over assets	$(395)	$(338)
Unrecognized net loss	440	371
Unrecognized prior service cost	64	(11)

Pension asset at end of the year	$109	$22

Plan assets at market value at end of the year	$1,588	$1,386
Accumulated benefits obligation at end of the year	(1,867)	(1,620)

Minimum liability	(279)	(234)
Pension asset at end of the year	(109)	(22)
Intangible asset	64	–

Charged to other comprehensive income (loss)	$(324)	$(256)

In instances in which plan assets are less than the accumulated benefit obligation (ABO), a minimum liability equal to this difference must be recognized, partially offset by an intangible asset for unrecognized prior service cost, with the remainder charged to equity, net of tax. In addition, any prepaid pension asset in excess of unrecognized prior service cost must be reversed through a net-of-tax charge to equity. The ABO represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. Changes in the amount of the unfunded ABO result from factors such as a change in the interest rate used to discount the ABO to its present settlement amount, contributions to the pension plan and the investment return generated by pension plan assets.

Schlumberger recorded a non-cash pretax charge to Stockholders’ Equity of $67 million ($42 million after-tax) in 2005 to reflect this minimum liability referred to above. At December 31, 2005, the cumulative non-cash pretax charge recorded in Stockholders’ Equity was $324 million ($201 million after-tax). The charge to Stockholders’ Equity represents a net loss not yet recognized as pension expense.

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were as follows:

	2005	2004

Assumed discount rate	5.75%	6.00%
Compensation increases	3.00%	3.00%
Return on plan assets	8.50%	8.50%

On December 31, 2005, there is no investment of the plan assets in Schlumberger common stock.

Part II, Item 8

The following is a breakdown of the plan assets:

(Stated in millions)
	2005	2004

US Equity – Actively managed	$546	$480
US Equity – Indexed	215	189
Non-US Equity	334	251
Long-term fixed income	320	276
Cash or cash equivalents	86	146
Other investments	87	44

	$1,588	$1,386

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

The expected long-term rate of return on assets is 8.5%. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed at least annually. The pension trust’s performance over the last 10 years has been an annualized return of 8.8%.

The expected benefits to be paid under the plan are as follows:

(Stated in millions)
2006	$98
2007	$99
2008	$102
2009	$105
2010	$108
2011 – 2015	$635

Other Defined Benefit Pension Plans

In addition to the previously disclosed United States defined benefit pension plans, Schlumberger sponsors several other defined benefit pension plans. Charges to expense for these plans were $62 million, $33 million and $28 million in 2005, 2004 and 2003, respectively, and are based upon costs computed by actuaries. These plans are funded through trusts in respect to past and current service.

Based on plan assets and the projected benefit obligation, the only significant defined benefit plan is in the UK, which covers employees hired prior to April 1, 1999.

Schlumberger uses a December 31 measurement date to calculate its end of year benefits obligations, fair value of plan assets and annual net periodic benefit cost of the UK defined benefit plan.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2005	2004	2003

Assumed discount rate	5.40%	5.60%	5.70%
Compensation increases	4.10%	4.00%	3.75% – 2.50%
Return on plan assets	8.00%	8.00%	8.50%

Part II, Item 8

Net pension cost in the UK plan for 2005, 2004 and 2003 (translated into US dollars at the average exchange rate for the periods), included the following components:

(Stated in millions)
	2005	2004	2003

Service cost – benefits earned during the period	$25	$24	$24
Interest cost on projected benefit obligation	38	32	24
Expected return on plan assets [actual return: 2005 – $106; 2004 – $48; 2003 – $57]	(45)	(38)	(36)
Amortization of unrecognized loss	13	10	2

Net pension cost	$31	$28	$14

The changes in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) were as follows:

(Stated in millions)
	2005	2004

Projected benefit obligation at beginning of the year	$754	$1,570
Service cost	24	29
Interest cost	38	32
Contributions by Plan participants	2	2
Transfer in	–	34
Actuarial losses	97	32
Currency effect	(84)	52
Benefits paid	(19)	(16)
SchlumbergerSema divestiture	–	(1,003)
Other	(11)	22

Projected benefit obligation at end of the year	$801	$754

Plan assets at market value at beginning of the year	$592	$1,108
Actual return on plan assets	106	48
Currency effect	(68)	43
Employer contributions	29	34
Employee contributions	2	2
Transfer in	13	15
Benefits paid	(19)	(16)
SchlumbergerSema divestiture	–	(668)
Other	(8)	26

Plan assets at market value at end of the year	$647	$592

Excess of projected benefit obligation over assets	$(154)	$(162)
Unrecognized net loss	232	238
Unrecognized prior service cost	3	19
Unrecognized net asset at transition date	–	(1)

Pension asset	$81	$94

Assets of under-funded plan at market value at end of the year	$647	$592
Accumulated benefit obligation of under-funded plan at end of the year	(674)	(626)

Minimum liability	(27)	(34)
Pension (asset) liability of under-funded plan	(81)	(94)
Intangible asset	3	19

Charged to other comprehensive income (loss)	$(105)	$(109)

Schlumberger recorded a non-cash pretax credit to Stockholders’ Equity of $4 million ($2 million after-tax) in 2005 to reflect the minimum liability referred to above. At December 31, 2005, the cumulative non-cash pretax charge recorded in Stockholders’ Equity was $105 million ($74 million after-tax). See page 64 for a description of how this charge is calculated.

Part II, Item 8

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were as follows:

	2005	2004

Assumed discount rate	4.90%	5.40%
Compensation increases	4.20%	4.10%

The following is a breakdown of the plan assets:

(Stated in millions)
	2005	2004

Equity securities	$427	$385
Fixed income securities	120	118
Index linked gilts	60	63
Other investments	40	26

	$647	$592

The trustees of the UK plan determine their investment strategy with regard to the liability profile of the fund on an individual basis and have determined benchmarks which they believe provide an adequate balance between maximizing the return on the assets and minimizing the risk of failing to meet the liabilities over the long-term.

Overall, the trustees of the plan aim to have a sufficiently diversified portfolio of appropriate liquidity, which will generate income and capital growth to meet, together with new contributions from members and the employers, the cost of current and future liabilities which the plan provides. They achieve this by using active investment managers who are set specific benchmarks and various restrictions to avoid undue concentration of assets. As the plan matures, the Trustees review the appropriateness of their investment strategy.

The overall expected return on assets assumption is derived as the weighted average of the expected returns from each of the main asset classes. The expected return for each asset class reflects a combination of historical performance analysis, the forward looking views of the financial markets (as suggested by the yields available) and the views of investment organizations. Consideration is also given to the rate of return expected to be available for reinvestment. The pension trusts’ performance over the last 10 years has been an annualized return of 6.4%; over the last 15 years it is an annualized return of 10.0%.

The expected benefits to be paid under the plan are as follows:

(Stated in millions)
2006	$13
2007	$14
2008	$15
2009	$16
2010	$18
2011 – 2015	$123

Contributions to the UK plan in 2006 are expected to be between $30 million and $50 million.

Other Deferred Benefits

In addition to providing defined pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $273 million, $211 million and $174 million in 2005, 2004 and 2003, respectively.

Part II, Item 8

Health Care Benefits

Schlumberger and its United States subsidiary provide health care benefits for certain active employees. The costs of providing these benefits are expensed when incurred, and aggregated $65 million, $68 million and $70 million in 2005, 2004 and 2003, respectively. Outside the United States, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other than Pensions

Schlumberger and its United States subsidiary provide certain health care benefits to former employees who have retired under the United States pension plans.

On May 19, 2004, FASB Staff Position No. 106-2 (“FSP”) was issued by FASB to provide guidance relating to the prescription drug subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Schlumberger currently provides postretirement benefits to former employees who have retired under the United States pension plans. For these former employees, the prescription drug benefit provided by Schlumberger would be considered to be actuarially equivalent to the benefit provided under the Act. As permitted by the FSP, Schlumberger prospectively adopted the provisions of the FSP effective July 1, 2004. This resulted in a reduction in the accumulated postretirement benefit obligation (“APBO”) for the subsidy of approximately $82 million. The subsidy resulted in a reduction in net periodic postretirement costs of approximately $12 million (pretax), of which $6 million was recorded during the third quarter of 2004 with the remaining portion being recorded in the fourth quarter of 2004. The components of this approximate $12 million in pretax savings are a reduction in interest costs on APBO of $5 million, a reduction of amortization of net loss of $4 million and a reduction in current period service costs of $3 million.

Schlumberger uses a December 31 measurement date to calculate its end of year benefit obligations and annual net periodic benefit cost.

The principal actuarial assumptions used to measure costs were a discount rate of 6.00% in 2005, 6.25% in 2004 and 6.75% in 2003. The overall medical cost trend rate assumption is 10% graded to 6% over the next six years and 5% thereafter.

Net periodic postretirement benefit cost in the United States for 2005, 2004 and 2003, included the following components:

(Stated in millions)
	2005	2004	2003

Service cost – benefits earned during the period	$29	$29	$28
Interest cost on accumulated postretirement benefit obligation	45	51	53
Amortization of unrecognized net loss and other	(3)	6	11

	$71	$86	$92

The change in accumulated postretirement benefit obligation and funded status on December 31, 2005 and 2004, was as follows:

(Stated in millions)
	2005	2004

Accumulated postretirement benefit obligation at beginning of the year	$840	$940
Service cost	29	29
Interest cost	45	51
Actuarial (gains) losses	–	(44)
Benefits paid	(33)	(29)
Plan amendments	(96)	(107)

Accumulated postretirement benefit obligation at the end of the year	785	840
Unrecognized net loss	(252)	(269)
Unrecognized prior service cost/other	174	100

Postretirement benefit liability on December 31	$707	$671

Part II, Item 8

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

In 2005, amendments to the plan were enacted whereby the retiree cost sharing was increased effective in 2006.

To date this plan has been unfunded. However, Schlumberger currently expects to make a contribution to this plan in 2006 of between $30 million and $40 million.

The components of the accumulated postretirement benefit obligation on December 31, 2005 and 2004, were as follows:

(Stated in millions)
	2005	2004

Retirees	$427	$424
Fully eligible	192	224
Actives	166	192

	$785	$840

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 5.75% for 2005 and 6.00% for 2004.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2005 would have been $85 million, and the accumulated postretirement benefit obligation would have been $911 million on December 31, 2005.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2005 would have been $59 million, and the accumulated postretirement benefit obligation would have been $681 million on December 31, 2005.

The expected payments to be paid under the plan are as follows and are net of the annual Medicare Part D subsidy which ranges from $3 million to $6 million per year:

(Stated in millions)
2006	$31
2007	$33
2008	$35
2009	$38
2010	$40
2011 – 2015	$230

22.    Supplementary Information

Cash paid for interest and income taxes for continuing operations was as follows:

(Stated in millions)
Year ended December 31,	2005	2004	2003

Interest	$196	$284	$354
Income taxes	$446	$253	$150

Part II, Item 8

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
As at December 31,	2005	2004

Payroll, vacation and employee benefits	$671	$631
Trade	1,070	813
Taxes, other than income	241	190
Pension	358	290
Accrued expenses	879	832
Other	346	225

	$3,565	$2,981

Interest and other income includes the following:

(Stated in millions)
Year ended December 31,	2005	2004	2003

Interest income	$100	$56	$52
Equity in net earnings of affiliated companies	109	94	75
Gain on sale of facility in Montrouge, France	163	–	–
Gain on sale of Hanover Compressor stock	21	–	–
Loss on sale of Atos Origin stock	–	(21)	–
Gain on sale of Hanover Compressor note	–	–	32
Gain on sale of assets	15	–	7

	$408	$129	$166

Allowance for doubtful accounts is as follows:

Year ended December 31,	2005	2004	2003

Balance at beginning of year	$114	$128	$173
Provision in year	25	26	53
Written off in year	(34)	(27)	(65)
Reclassified to Assets held for Sale	–	(3)	(36)
Other[1]	(2)	(10)	3

Balance at end of year	$103	$114	$128

1.	Includes business acquisitions and divestitures

Part II, Item 8

23.    Subsequent Event

On January 19, 2006, Schlumberger announced that the Board of Directors had approved a two-for-one stock split. Each stockholder of record at the close of business on March 1, 2006 will receive one additional share for every outstanding share held on the record date with a payment date on April 7, 2006. The total number of authorized common stock shares and associated par value was unchanged by this action. Additionally, Schlumberger’s income retained for use in the business will not be affected. The stock split will require retroactive restatement of all historical per share data in the first quarter ending March 30, 2006. All references to the number of shares outstanding in these Consolidated Financial Statements are presented on a pre-split basis.

Schlumberger’s historical earnings per share on a proforma basis, assuming the stock split had occurred as of January 1, 2003, would be as follows (unaudited):

	2005	2004	2003
Basic earnings per share:
Income from Continuing Operations	$1.89	$0.89	$0.34
Income (loss) from Discontinued Operations	0.01	0.18	(0.01)

Net Income[1]	$1.90	$1.06	$0.33

Diluted earnings per share:
Income from Continuing Operations	$1.81	$0.85	$0.34
Income (loss) from Discontinued Operations	0.01	0.17	(0.01)

Net Income[1]	$1.82	$1.02	$0.33

[1]	Amounts may not add due to rounding

Part II, Item 8

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

Schlumberger Limited management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

Schlumberger Limited’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 73 and 74 of this Annual Report on Form 10-K.

Part II, Item 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

We have completed integrated audits of Schlumberger Limited’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 72 of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Part II, Item 8

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
New York, New York February 22, 2006

Part II, Item 8, 9, 9A, 9B

Quarterly Results

(UNAUDITED)

The following table summarizes Schlumberger’s results for each of the four quarters for the years ended December 31, 2005 and 2004. Revenue and gross margin, which equals operating revenue less cost of goods sold and services, has been restated to exclude discontinued operations.

(Stated in millions except per share amounts)
	Revenue	Gross Margin	Net Income	Earnings per share[7]
				Basic	Diluted

Quarters-2005
First[1]	$3,159	$754	$523	$0.89	$0.86
Second	3,429	880	482	0.82	0.80
Third[2]	3,698	941	541	0.92	0.89
Fourth[3]	4,023	1,111	661	1.12	1.08

	$14,309	$3,686	$2,207	$3.75	$3.64

Quarters-2004
First[4]	$2,673	$552	$220	$0.37	$0.37
Second[5]	2,833	602	356	0.60	0.59
Third[6]	2,906	605	318	0.54	0.53
Fourth	3,068	679	330	0.56	0.55

	$11,480	$2,438	$1,224	$2.08	$2.04

1	Includes net, after-tax credits of $134 million.
2	Includes an after-tax credit of $18 million.
3	Includes an after-tax credit of $21 million.
4	Includes net, after-tax charges of $152 million.
5	Includes net, after-tax charges of $33 million.
6	Includes net, after-tax charges of $13 million.
7	The addition of earnings per share by quarter may not equal total earnings per share for the year.

*	Mark of Schlumberger

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A    Controls and Procedures

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (‘CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures. Based upon Schlumberger’s evaluation, the CEO and the CFO have concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Schlumberger files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in Schlumberger’s internal control over financial reporting during Schlumberger’s quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

See page 72 of this Report for Management’s Report on Internal Control Over Financial Reporting.

Item 9B    Other Information

None

Part III, Item 10, 11, 12, 13, 14

PART III

Item 10    Directors and Executive Officers of Schlumberger

See Part I (on pages 10 and 11 of this Report) for Item 10 information regarding Executive Officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Members of the Committees of the Board of Directors,” and “Audit Committee,” in Schlumberger’s Proxy Statement to be filed for the 2006 Annual General Meeting of Stockholders is incorporated herein by reference.

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

Item 11    Executive Compensation

The information set forth under the captions “Director Compensations” and “Executive Compensation” (other than that set forth under the subcaptions “Corporate Performance Graph” and “Compensation Committee Report on Executive Compensation”) in Schlumberger’s Proxy Statement to be filed for the 2006 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in Schlumberger’s Proxy Statement to be filed for the 2006 Annual General Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The information under the caption “Equity Compensation Plan Information” in Schlumberger’s Proxy Statement to be filed for the 2006 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions

The information on page 3, the last two sentences of footnote 1, in Schlumberger’s Proxy Statement to be filed for the 2006 Annual General Meeting of Stockholders is incorporated by reference.

Item 14    Principal Accountant Fees and Services

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s Proxy Statement to be filed for the 2006 Annual General Meeting of Stockholders is incorporated herein by reference.

Part IV, Item 15

PART IV

Item 15    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

Financial statements of 20% – 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2) Financial Statement Schedules not required

(3) The following Exhibits are filed or incorporated by reference as indicated in Index to Exhibits:

Articles of Incorporation as last amended on April 13, 2005	Exhibit 3.1

Amended and Restated By-Laws as last amended on April 21, 2005	Exhibit 3.2

Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee	Exhibit 4.3

First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee	Exhibit 4.4

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

Exhibit 10.10

*	Compensatory plan or agreement required to be filed as an exhibit.

Part IV, Item 15

Page(s)

Schlumberger 2001 Stock Option Plan*	Exhibit 10.11

Schlumberger 2005 Stock Option Plan*	Exhibit 10.12

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors*	Exhibit 10.13

Form of Option Agreement, Incentive Stock Option	Exhibit 10.14

Form of Option Agreement, Non-Qualified Stock Option	Exhibit 10.15

Employment Agreement, dated July 21, 2005 between Schlumberger and Frank A. Sorgie	Exhibit 10.16

Form of Indemnification Agreement	Exhibit 10.17

Subsidiaries	Exhibit 21

Consent of Independent Registered Public Accounting Firm	Exhibit 23

Powers of Attorney John Deutch, Jamie S. Gorlick, Andrew Gould, Tony Isaac, Adrian Lajous, André Lévy-Lang, Didier Primat, Nicolas Seydoux, Tore Sandvold, Linda G. Stuntz – dated January 25, 2006	Exhibit 24

Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2

*	Compensatory plan or agreement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2006	SCHLUMBERGER LIMITED

	By:	/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director, Chairman and Chief Executive Officer
Andrew Gould	(Principal Executive Officer)

/s/ JEAN-MARC PERRAUD	Executive Vice President and Chief Financial Officer
Jean-Marc Perraud	(Principal Financial Officer)

/s/ HOWARD GUILD	Chief Accounting Officer
Howard Guild	(Principal Accounting Officer)

*	Director
John Deutch

*	Director
Jamie S. Gorelick

*	Director
Tony Isaac

*	Director
Adrian Lajous

*	Director
André Lévy-Lang

*	Director
Michael E. Marks

*	Director
Didier Primat

*	Director
Tore Sandvold

*	Director
Nicolas Seydoux

*	Director
Linda G. Stuntz

*	Director
Rana Talwar

/s/ ELLEN SUMMER	February 23, 2006
*By Ellen Summer Attorney-in-Fact

INDEX TO EXHIBITS

	Exhibit	Page
Articles of Incorporation as last amended on April 13, 2005 incorporated by reference to Appendix 1 to Schlumberger’s definitive proxy statement for the 2005 Annual General Meeting of Stockholders held on April 13, 2005	3.1	–

Amended and Restated By-Laws as last amended on April 21, 2005, incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2005	3.2	–

Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement S-3 filed on September 12, 2003	4.3

First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee, incorporated by reference to Exhibit 4.4 to Registration Statement S-3 filed on September 12, 2003	4.4

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by reference to Exhibit 10(a) to Form 10-K for year 1995	10.1	–

Schlumberger 1994 Stock Option Plan – Second Amendment incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1999	10.2	–

Schlumberger 1994 Stock Option Plan – Third Amendment incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1999	10.3	–

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995, incorporated by reference to Exhibit 10(b) to Form 10-K for 1996	10.4	–

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(c) to Form 10-K for year 1995	10.5	–

Schlumberger 1989 Stock Incentive Plan – Third Amendment incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1999	10.6	–

Schlumberger Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to Form 10-K for year 1995	10.7	–

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for year 1997	10.8	–

Schlumberger 1998 Stock Option Plan – First Amendment incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1999	10.9	–

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc.; Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998	10.10	–

Schlumberger 2001 Stock Option Plan, incorporated by reference to Form 10-Q for the period ended March 31, 2001	10.11	–

Schlumberger 2005 Stock Option Plan, incorporated by reference to Appendix 2 to Schlumberger’s definitive proxy statement for the 2005 Annual General Meeting of Stockholders held on April 13, 2005	10.12	–

INDEX TO EXHIBITS

		Exhibit	Page

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004		10.13	–

Form of Option Agreement, Incentive Stock Option, incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006		10.14	–

Form of Option Agreement, Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 19, 2006		10.15	–

Employment Agreement, dated July 21, 2005 and effective as of August 1, 2005, between Schlumberger N.V. (Schlumberger Limited) and Frank A. Sorgie, incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on July 25, 2005		10.16	–

Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 22, 2005		10.17

Subsidiaries		21	82

Consent of Independent Registered Public Accounting Firm		23	83

Power of Attorney John Deutch Jamie S. Gorelick Andrew Gould Tony Isaac Adrian Lajous André Lévy-Lang Didier Primat Tore Sandvold Nicolas Seydoux Linda G. Stuntz	dated: January 25, 2006	24	84

Additional Exhibits:

Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1	85

Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2	86

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1	87

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.2	88