Form 10-Q
period 2006-03-31
SCHLUMBERGER LTD /NV/
filed 2006-04-27
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: March 31, 2006

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

Registrant’s telephone number

(212) 350-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006 (on a post-split basis)
Common Stock, $0.01 par value	1,179,870,722

SCHLUMBERGER LIMITED

First Quarter 2006 Form 10-Q

Part I, Item 1

PART I.	F INANCIAL INFORMATION

Item 1: Fina ncial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(Stated in thousands except per share amounts)
Three Months Ended March 31,	2006	2005

Operating revenue	$4,239,017	$3,159,111
Interest & other income	65,492	188,553
Expenses
Cost of goods sold & services	2,994,794	2,405,132
Research & engineering	129,406	121,220
Marketing	13,166	10,062
General & administrative	97,224	85,422
Interest	47,844	46,562

Income from Continuing Operations before taxes and minority interest	1,022,075	679,266
Taxes on income	256,651	137,696

Income from Continuing Operations before minority interest	765,424	541,570
Minority interest	(42,913)	(17,133)

Income from Continuing Operations	722,511	524,437
Loss from Discontinued Operations	–	(1,028)

Net Income	$722,511	$523,409

Basic earnings per share:
Income from Continuing Operations	$0.61	$0.44
Loss from Discontinued Operations	–	–

Net Income	$0.61	$0.44

Diluted earnings per share:
Income from Continuing Operations	$0.59	$0.43
Loss from Discontinued Operations	–	–

Net Income	$0.59	$0.43

Average shares outstanding:
Basic	1,180,344	1,178,666
Assuming dilution	1,240,694	1,227,530

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
	Mar. 31, 2006 (Unaudited)	Dec. 31, 2005

ASSETS
Current Assets:
Cash	$153,317	$190,954
Short-term investments	3,080,525	3,304,727
Receivables less allowance for doubtful accounts (2006 – $105,242; 2005 – $102,879)	3,760,505	3,383,803
Inventories	1,063,471	1,010,448
Deferred taxes	181,745	233,167
Other current assets	448,040	430,814

	8,687,603	8,553,913
Fixed Income Investments, held to maturity	401,750	359,750
Investments in Affiliated Companies	1,031,413	988,781
Fixed Assets	4,410,817	4,200,638
Multiclient Seismic Data	206,609	222,106
Goodwill	2,983,147	2,922,465
Intangible Assets	306,862	319,929
Deferred Taxes	323,266	331,037
Other Assets	190,069	178,873

	$18,541,536	$18,077,492

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,301,342	$3,564,854
Estimated liability for taxes on income	1,085,610	1,028,571
Dividend payable	148,383	124,733
Long-term debt – current portion	227,150	269,158
Bank & short-term loans	575,046	527,420

	5,337,531	5,514,736
Long-term Debt	3,635,156	3,591,338
Postretirement Benefits	722,889	707,040
Other Liabilities	165,772	167,611

	9,861,348	9,980,725

Minority Interest	548,775	505,182

Stockholders’ Equity:
Common stock	2,883,010	2,750,570
Income retained for use in the business	8,574,774	7,999,770
Treasury stock at cost	(2,277,087)	(2,113,276)
Accumulated other comprehensive loss	(1,049,284)	(1,045,479)

	8,131,413	7,591,585

	$18,541,536	$18,077,492

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Stated in thousands)
Three Months Ended Mar. 31,	2006	2005
Cash flows from operating activities:
Net Income	$722,511	$523,409
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization(1)	354,603	328,465
Charges and credits, net of tax & minority interest(2)	–	(134,381)
Loss from discontinued operations	–	1,028
Earnings of companies carried at equity, less dividends received	(30,672)	(23,506)
Deferred income taxes	61,963	(9,218)
Stock based compensation expense	25,828	8,845
Provision for losses on accounts receivable	5,692	5,807
Change in operating assets and liabilities(3)
Increase in receivables	(379,142)	(331,263)
Increase in inventories	(49,715)	(55,737)
Increase in other current assets	(17,186)	(41,526)
Decrease in accounts payable and accrued liabilities	(237,009)	(18,820)
Increase in estimated liability for taxes on income	56,058	74,527
Increase in postretirement benefits	15,849	20,883
Other – net	36,444	5,501

NET CASH PROVIDED BY OPERATING ACTIVITIES	565,224	354,014

Cash flows from investing activities:
Purchase of fixed assets	(466,945)	(315,381)
Multiclient seismic data capitalized	(32,494)	(16,071)
Capitalization of intangible assets	(7,126)	(9,027)
Proceeds from business divestitures	–	21,871
Business acquisitions and related payments	(66,338)	–
Sale of Montrouge facility	–	229,801
Sale (purchase) of investments, net	184,470	(72,133)
Other	(39,807)	(762)

NET CASH USED BY INVESTING ACTIVITIES	(428,240)	(161,702)

Cash flows from financing activities:
Dividends paid	(123,857)	(110,339)
Proceeds from employee stock purchase plan	7,355	5,837
Proceeds from exercise of stock options	156,352	45,775
Stock repurchase program	(254,296)	(73,007)
Decrease in commercial paper and long-term debt	(9,095)	(72,284)
Net increase in short-term debt	48,964	11,571

NET CASH USED BY FINANCING ACTIVITIES	(174,577)	(192,447)

Discontinued operations – operating activities	–	(1,028)

Net decrease in cash before translation effect	(37,593)	(1,163)
Translation effect on cash	(44)	(99)
Cash, beginning of period	190,954	223,503

CASH, END OF PERIOD	$153,317	$222,241

(1)	Includes multiclient seismic data costs.
(2)	See Note 2 – Charges and Credits.
(3)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(Stated in thousands)
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
Balance, January 1, 2006	$2,750,570	$(2,113,276)	$7,999,770	$(17,042)	$(291,486)	$(736,951)	$2,102,481

Net income			722,511				722,511
Derivatives marked to market, net of tax				7,330			7,330
Translation adjustment						(4,056)	(4,056)
Minimum pension liability					(7,381)		(7,381)
Tax benefit on minimum pension liability					302		302
Dividends declared			(147,507)
Stock repurchase plan		(254,296)
Proceeds from employee stock purchase plan	25,149	15,596
Proceeds from shares sold to optionees less shares exchanged	81,463	74,889
Stock based compensation cost	25,828

Balance, March 31, 2006	$2,883,010	$(2,277,087)	$8,574,774	$(9,712)	$(298,565)	$(741,007)	$718,706

SHARES OF COMMON STOCK (Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2006	1,334,212,164	(156,607,946)	1,177,604,218
Employee stock plan	–	1,155,466	1,155,466
Stock repurchase plan	–	(4,428,800)	(4,428,800)
Shares sold to optionees less shares exchanged	–	5,539,838	5,539,838

Balance, March 31, 2006	1,334,212,164	(154,341,442)	1,179,870,722

See Notes to Consolidated Financial Statements

Part I, Item 1

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The December 31, 2005 balance sheet information has been derived from the audited 2005 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.

On January 19, 2006, the Board of Directors of Schlumberger approved a two-for-one split of the Company’s common stock. Stockholders of record as of March 1, 2006 were entitled to one additional share for every share outstanding, which was distributed on April 7, 2006. The total number of authorized common stock shares and associated par value were unchanged by this action. All share, per share and stock option amounts included in the accompanying Consolidated Financial Statements and related notes have been restated to reflect the effect of the stock split.

2.    Charges and Credits

2005

In March 2005, Schlumberger sold its facility in Montrouge, France for $230 million resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest & other income in the Consolidated Statement of Income. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance of approximately $51 million. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of 2005 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net

Charges and Credits
- Gain on sale of Montrouge facility	$(146)	$–	$(146)
- Other real estate related charges	12	1	11

Net Credits	$(134)	$1	$(135)

3.    Business Divestitures—Discontinued Operations

During the first quarter of 2005, Schlumberger completed the sales of its Global Tel*Link, Public Phones and Essentis businesses for $18 million in cash. Schlumberger recognized $8 million revenue in 2005 relating to these divested businesses.

Part I, Item 1

4.    Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

(Stated in thousands except per share amounts)
	2006			2005
Three Months	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Basic	$722,511	1,180,344	$0.61	$524,437	1,178,666	$0.44

Assumed conversion of debentures	7,197	38,210		7,197	38,210
Assumed exercise of stock options	–	22,140		–	10,654

Diluted	$729,708	1,240,694	$0.59	$531,634	1,227,530	$0.43

At March 31, 2005, approximately 16.2 million of outstanding options to purchase shares of common stock were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect.

5.    Acquisitions

During the first quarter of 2006, Schlumberger acquired a business for $10 million in cash and made a payment of $56 million in respect of a transaction that was consummated in prior years.

6.    Investments in Affiliated Companies

Schlumberger and Smith International Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on March 31, 2006 was $842 million and on December 31, 2005 was $802 million. Schlumberger’s equity income from this joint venture was $28 million in 2006 and $19 million in 2005.

7.    Securitization

A wholly owned subsidiary of Schlumberger had an agreement to borrow up to $250 million and sell, on an ongoing basis, an undivided interest in its accounts receivable. The amount of receivables sold under this agreement totaled $470 million at December 31, 2005 (of which $34 million was drawn). Schlumberger terminated this agreement in the first quarter of 2006.

8.    Inventory

A summary of inventory follows:

(Stated in millions)
	Mar. 31 2006	Dec. 31 2005
Raw Materials & Field Materials	$1,022	$976
Work in Process	86	96
Finished Goods	90	65

	1,198	1,137
Less reserves for obsolescence	135	127

	$1,063	$1,010

Part I, Item 1

9.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
	Mar. 31 2006	Dec. 31 2005
Property plant & equipment	$12,225	$11,805
Less: Accumulated depreciation	7,814	7,604

	$4,411	$4,201

Depreciation and amortization expense relating to fixed assets was $285 million during the first quarter of 2006 and $256 million during the first quarter of 2005.

10.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2005	$222
Capitalized in period	32
Charged to cost of goods sold & services	(47)

Balance at March 31, 2006	$207

11.    Goodwill

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2006 are as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total
Balance at December 31, 2005	$2,676	$246	$2,922
Additions	60	–	60
Impact of change in exchange rates	1	–	1

Balance at March 31, 2006	$2,737	$246	$2,983

12.    Intangible Assets

A summary of intangible assets follows:

(Stated in millions)
	Mar. 31 2006	Dec. 31 2005
Gross book value	$639	$630
Less: Accumulated amortization	332	310

	$307	$320

The amortization charged to income was $21 million during the first quarter of 2006 and $20 million during the first quarter of 2005.

Part I, Item 1

At March 31, 2006, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

(Stated in millions)
	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$427	$200	5 – 10 years
Technology	152	103	5 – 10 years
Patents	12	9	5 – 10 years
Other	48	20	1 – 15 years

	$639	$332

The weighted average remaining amortization period for all intangible assets based on the net book value at March 31, 2006 is approximately 4 years.

13.    Stock-Based Compensation

As of March 31, 2006, Schlumberger had two types of stock-based compensation plans (see Note 18), which are described in the Schlumberger 2005 Annual Report on Form 10-K. Effective January 1, 2003, Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148. Schlumberger began recording stock option and discounted stock purchase plan (DSPP) expense in the Consolidated Statement of Income in the third quarter of 2003 on a prospective basis for grants after January 1, 2003.

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

Schlumberger adopted SFAS 123R effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002. Such costs will be recognized in the financial statements of Schlumberger over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. The adoption of this standard resulted in Schlumberger recording $6 million of additional stock-based compensation charges in the first quarter of 2006 and it will result in an additional $5 million being recognized per quarter throughout the remainder of 2006.

Schlumberger recorded stock-based compensation expense relating to stock options of $22.5 million during the first quarter of 2006 (inclusive of the adoption of SFAS 123R) and $5.9 million during the first quarter of 2005. Schlumberger also recorded stock-based compensation expense relating to the DSPP of $3.3 million during the first quarter of 2005 and $3.0 million during the first quarter of 2005.

As of March 31, 2006, there was $221 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, including the DSPP. Approximately $65 million is expected to be recognized over the remainder of 2006, $67 million is expected to be recognized in 2007, $52 million in 2008 and $37 million in 2009.

Part I, Item 1

Schlumberger applied the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for stock-based awards granted prior to January 1, 2003 been determined based on the fair value at the grant dates, consistent with the method of SFAS 123, Schlumberger’s net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)
	Period Ended March 31,
	2006	2005
Net income
As reported	$723	$523
Proforma adjustments:
Cost of Stock Options	–	(11)

Proforma	$723	$512

Basic earnings per share
As reported	$0.61	$0.44
Proforma adjustments:
Cost of Stock Options	–	(0.01)

Pro forma	$0.61	$0.43

Diluted earnings per share
As reported	$0.59	$0.43
Proforma adjustments:
Cost of Stock Options	–	(0.01)

Pro forma	$0.59	$0.42

The fair value of each stock option grant in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.80%
Expected volatility	32.50%
Risk free interest rate	4.20%
Expected option life	6.0 years
Weighted average fair value per share	$37.50

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

Dividend yield	1.22%
Expected volatility	24.20%
Risk free interest rate	3.38%
Weighted average fair value per share	$11.21

Part I, Item 1

The following table summarizes stock option activity as of March 31, 2006:

	Options (thousands)	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value ($ millions)
Outstanding at December 31, 2005	52,978	$31.37
Granted	7,593	$54.24
Exercised	(5,597)	$28.63
Forfeited	(765)	$24.87

Outstanding at March 31, 2006	54,209	$34.87	6.11	$1,540

Exercisable at March 31, 2006	29,887	$32.74	4.24	$912

The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $166 million.

14.    Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

(Stated in millions)
First Quarter	2006	2005

United States	$321	$182
Outside United States	701	497

Pretax income	$1,022	$679

Schlumberger reported no charges or credits in the first quarter of 2006. Schlumberger reported charges and credits in continuing operations during the first quarter of 2005. These are more fully described in Note 2—Charges and Credits. US pretax results in the first quarter of 2005 included charges of $2 million. Outside the US, the pretax results in the first quarter of 2005 included a net credit of approximately $136 million, primarily relating to the sale of a facility.

The components of net deferred tax assets were as follows:

(Stated in millions)
	Mar. 31 2006	Dec. 31 2005
Postretirement and other long-term benefits	$260	$262
Current employee benefits	56	118
Fixed assets, inventory and other	183	173
Net operating losses	6	11

	$505	$564

The deferred tax assets relating to net operating losses at March 31, 2006 and December 31, 2005 are net of valuation allowances in certain countries of $214 million and $213 million, respectively.

Part I, Item 1

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)
First Quarter	2006	2005
Current:
United States – Federal	$47	$54
United States – State	4	9
Outside United States	144	84

	$195	$147

Deferred:
United States – Federal	$53	$(6)
United States – State	4	(1)
Outside United States	8	47
Valuation allowance	(3)	(49)

	$62	$(9)

Consolidated taxes on income	$257	$138

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

First Quarter	2006	2005

US federal statutory rate	35	35
US state income taxes	1	1
Non US income taxed at different rates	(8)	(9)
Effect of equity method investment	(1)	(1)
Minority partner’s share of LLC earnings	(1)	(1)
Valuation allowance (excluding impact of charges and credits)	–	1
Charges and credits	–	(5)
Other	(1)	(1)

Effective income tax rate	25	20

Schlumberger reported no charges or credits in the first quarter of 2006. In the first quarter of 2005, the charges and credits described in Note 2 Charges and Credits, including the associated effect of changes in valuation allowance, decreased Schlumberger’s effective tax rate by five percentage points.

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

The Consolidated Balance Sheet included accruals for estimated future expenditures, relating to potential contractual obligations, associated with business divestitures that have been completed. It is possible that the ultimate expenditures may differ from the amounts recorded. In the opinion of management, such differences are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

In December 2004 WesternGeco and Schlumberger received grand jury subpoenas from the United States Attorney’s office in the Southern District of Texas seeking documents relating to possible fraud in obtaining

Part I, Item 1

visas for non-United States citizens working as crewmembers on vessels operating in the Gulf of Mexico. WesternGeco and Schlumberger are currently in discussions with the United States Attorney’s office regarding a possible resolution of this matter.

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

Schlumberger’s joint venture agreement with Smith International, Inc., with respect to the drilling fluids joint venture, contains a provision under which either party to the joint venture may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the prices specified in the offer notice.

16.    Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

(Stated in millions)
	FIRST QUARTER 2006					FIRST QUARTER 2005
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
OILFIELD SERVICES
North America	$1,226	$245	$–	$130	$375	$868	$134	$–	$69	$203
Latin America	594	78	–	18	96	469	51	–	13	64
Europe/CIS/W. Africa	1,000	169	1	40	210	751	99	–	25	124
Middle East & Asia	863	238	–	33	271	668	153	–	21	174
Elims/Other	28	(6)	–	3	(3)	23	(9)	–	3	(6)

	3,711	724	1	224	949	2,779	428	–	131	559

WESTERNGECO	530	80	34	44	158	378	25	11	28	64

Elims & Other	(2)	(71)	8	(11)	(74)	2	(38)	6	(21)	(53)

	$4,239	$733	$43	$257		$3,159	$415	$17	$138

Interest Income					35					19
Interest Expense (1)					(46)					(44)
Charges and Credits (2)					–					134

					$1,022					$679

1.	Excludes interest expense included in the Segment results ($2 million in 2006; $2 million in 2005).
2.	See Note 2 Charges and Credits.

Part I, Item 1

17.    Pension and Other Postretirement Benefits

Net pension cost in the US for the first quarter of 2006 and 2005 included the following components:

(Stated in millions)
	First Quarter
	2006	2005
Service cost – benefits earned during period	$15	$13
Interest cost on projected benefit obligation	28	26
Expected return on plan assets	(30)	(25)
Amortization of prior service cost/other	2	1
Amortization of unrecognized net loss	7	6

Net pension cost	$22	$21

During the first quarter of 2006 Schlumberger made a $200 million contribution to its US pension plans.

Net pension cost in the UK plan for the first quarter of 2006 and 2005 included the following components:

(Stated in millions)
	First Quarter
	2006	2005
Service cost – benefits earned during period	$6	$6
Interest cost on projected benefit obligation	10	10
Expected return on plan assets	(12)	(12)
Amortization of unrecognized loss	3	4

Net pension cost	$7	$8

Net postretirement benefit cost in the US for the first quarter of 2006 and 2005 included the following components:

(Stated in millions)
	First Quarter
	2006	2005
Service cost – benefits earned during period	$8	$9
Interest cost on accumulated postretirement benefit obligation	11	13
Amortization of unrecognized net loss	4	4
Amortization of unrecognized prior service cost	(7)	(4)

Net postretirement benefit cost	$16	$22

18.    Subsequent Events

On April 20, 2006, Schlumberger and Baker Hughes signed an agreement pursuant to which Schlumberger will acquire Baker Hughes’ 30% minority interest in WesternGeco for $2.4 billion in cash. Approximately 50% of the purchase price will be funded from Schlumberger’s cash and short-term investments. The remaining 50% will be financed through existing Schlumberger credit facilities.

On April 20, 2006, the Board of Directors of Schlumberger approved a share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions.

On April 12, 2006, the stockholders of Schlumberger approved an amendment to the Schlumberger Articles of Incorporation to increase the authorized common share capital of Schlumberger (as defined in the Schlumberger Articles of Incorporation) from 1,500,000,000 shares to 3,000,000,000 shares.

On April 12, 2006, the stockholders of Schlumberger approved amendments to Schlumberger’s 2005 Stock Option Plan. These amendments include (1) providing for the grant of restricted stock and restricted stock units with respect to up to 3,000,000 shares of common stock; (2) providing for certain limits on the vesting or

Part I, Item 2

holding period for restricted stock and restricted stock units; and (3) providing that restricted stock or restricted stock units may not be granted to executive officers of Schlumberger unless the grants are subject to performance-based vesting.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	First Quarter
	2006	2005	% chg
Oilfield Services
Operating Revenue	$3,711	$2,779	34%
Pretax Segment Income	$949	$559	70%

WesternGeco
Operating Revenue	$530	$378	40%
Pretax Segment Income	$158	$64	149%

Pretax segment income represents the business segment’s income before taxes and minority interest. Pretax segment income excludes corporate expenses, interest income, interest expense, amortization of certain intangibles, interest on post-retirement benefits, stock-based compensation costs and the Charges and Credits described in detail in Note 2 to the Consolidated Financial Statements, as these items are not allocated to the segments.

First Quarter 2006 Compared to First Quarter 2005

Operating revenue for the first quarter of 2006 was $4.24 billion versus $3.16 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $1.02 billion in 2006 compared to $679 million in 2005. There were no Charges and Credits in the first quarter of 2006 while the 2005 results include net pretax credits of $134 million. These Charges and Credits are described in detail in Note 2 to the Consolidated Financial Statements.

Net income for the first quarter of 2006, was $723 million compared to $523 million in the first quarter of last year. Net income in 2005 included a loss from discontinued operations of $1 million.

OILFIELD SERVICES

First-quarter revenue of $3.71 billion was 4% higher sequentially and 34% higher year-on-year.

The sequential revenue increase was driven primarily by North America, led by Drilling & Measurements, Well Services and Wireline Technologies, each of which recorded strong double-digit increases.

Pretax operating income of $949 million increased 11% sequentially and 70% year-on-year driven by pricing and operating efficiency improvements that resulted in sequential growth of 170 bps in pretax operating margins to reach 25.6%.

North America

Revenue of $1.23 billion increased 18% sequentially and 41% year-on-year. Pretax operating income of $375 million increased 35% sequentially and 85% year-on-year.

Robust revenue growth in the Area was driven primarily by stronger rig count levels in the Canada and US Land GeoMarkets, coupled with continuing price increases, accelerated adoption of new technologies and improved operating efficiency.

Part I, Item 2

Sequential pretax operating income growth was led by Canada with increased margins achieved on winter projects in the West. US Land continued to increase as a result of strong pricing gains led by Wireline, Drilling & Measurements and Well Services activities, and greater efficiency levels due to increased deployment of 24-hour operations on certain stimulation projects. North America pretax operating margins surpassed 30%. Pricing increases across the region, and strong growth in Well Services and Wireline activity drove pretax operating income growth year-on-year.

Latin America

Revenue of $594 million declined 4% sequentially but grew 27% year-on-year. Pretax operating income of $96 million increased 6% sequentially and 49% year-on-year.

Rising rig count coupled with pricing increases and ramp up of offshore activity drove sequential revenue growth in the Venezuela/Trinidad/Tobago GeoMarket. The slight sequential decline in revenue in the Area was principally attributable to lower levels of third-party managed services on integrated projects in Mexico.

During the quarter, the Area experienced a more favorable activity mix, pricing gains and increased demand for Well Testing services and Drilling & Measurements Scope* technologies—all of which contributed to the sequential gains in pretax operating income that resulted in growth of 160 bps in pretax operating margins. Continued rising profitability in Integrated Projects coupled with strong Drilling & Measurements results across the region accounted for the year-on-year gains.

Europe/CIS/West Africa

Revenue of $1.0 billion declined 1% sequentially but increased 33% year-on-year. Pretax operating income of $210 million declined 7% sequentially but increased 70% year-on-year.

Sequential revenue performance was impacted by extreme winter weather conditions across Russia and the Caspian, negatively affecting activity for a three-week period. Activity resumed normal levels by the end of the quarter. The effect of the slowdown was partially offset by increased activity in the North Sea GeoMarket due to operating efficiencies, favorable seasonal weather conditions and accelerating demand for Wireline and Drilling & Measurements new technologies. Double-digit growth was also recorded in the North Africa, Continental Europe and Nigeria GeoMarkets. The year-on-year revenue increase reflected activity growth throughout the Area and also reflects the impact of the consolidation of PetroAlliance which commenced in the second quarter of 2005 when a controlling interest was acquired.

The robust gains achieved in the North Sea GeoMarket were not sufficient to offset the decline in sequential pretax operating income, due primarily to the weather-induced lower activity levels in Russia and the Caspian. Year-on-year pretax operating income increases resulted from strong pricing and higher utilization levels, coupled with growing Wireline, Drilling & Measurements and Well Testing margins.

Middle East & Asia

Revenue of $863 million was flat sequentially but 29% higher year-on-year. Pretax operating income of $271 million increased 2% sequentially and 55% year-on-year.

Higher activity, together with acceptance of new Schlumberger technologies such as the Drilling & Measurements Scope family of drilling services in Saudi Arabia, resulted in double-digit growth in sequential revenue for the Arabian GeoMarket. This GeoMarket is the fastest growing in Schlumberger worldwide.

These results, combined with sustained demand for Well Services technologies in the India GeoMarket and Wireline and Well Testing technologies in the Thailand/Vietnam GeoMarket, were offset by seasonal project transitions in the Area—all of which were completed by the end of the quarter—and by declines in Well Testing activity, resulting in flat sequential revenues for the quarter.

Area pretax operating margins showed continued improvement in the quarter—growing 60 bps sequentially—primarily due to increased activity in Drilling & Measurements, Wireline and Well Services

Part I, Item 2

Technologies. The year-on-year revenue and pretax operating income increases resulted from the activity growth and the increased take up of new technologies with improved margins.

WESTERNGECO

First-quarter revenue of $530 million was 14% higher sequentially and 40% higher compared to the same period last year. Pretax operating income of $158 million improved 44% sequentially and $95 million year-on-year.

Marine revenue reached record levels in the quarter with vessel utilization attaining 97%, while pricing improved 58% versus the same period last year. This increased level of activity is attributable to continued strength in exploration seismic activity. Reflecting confidence in the exploration market, a seventh Q* vessel will be commissioned in the second quarter of 2007.

Land acquisition revenue increased sequentially due to new crews being added in Russia and Chile, as well as higher Q-Land* activity in Kuwait.

Data Processing sequential revenue declined slightly and Multiclient revenue remained at levels similar to the previous quarter.

Marine led year-on-year revenue growth with higher Q-vessel utilization augmented by improved pricing and contractual terms. Growth in Land, Multiclient and Data Processing revenues also contributed to the increase.

Multiclient sales in the first quarter of 2006 were $164 million compared to $141 million in the prior year. Approximately 65% of the multiclient surveys sold in 2006 has no net book value due to prior amortization of capitalized costs, compared to 70% in 2005.

Sequential improvement in pretax operating income was mainly in Marine due to higher utilization and improved pricing. Land acquisition also improved due to the higher active crew count. Overall pretax operating margins reached a record level of 29.9%.

Interest and Other Income

Interest and other income consisted of the following for the first quarter of 2006 and 2005:

(Stated in millions)
	First Quarter
	2006	2005
Interest income	$35	$19
Equity in net earnings of affiliated companies	30	24
Gain on sale of facility in Montrouge, France [1]	–	146

	$65	$189

1.	See discussion of Charges and Credits on the following page.

Interest Income

The average return on investment increased from 2.8% in the first quarter of 2005 to 4.0% in the first quarter of 2006 and the average investment balance of $3.6 billion in 2006 increased $776 million compared to 2005.

Interest Expense

Interest expense of $47.8 million in the first quarter of 2006 increased by $1.3 million compared to the same period last year. The weighted average borrowing rates of 4.4% increased in the first quarter of 2006 from 4.1% in the same period last year. Average debt balance of $4.4 billion in the first quarter of 2006 decreased by $200 million compared to the same period last year.

Part I, Item 2

Other

Gross margin was 29.4% and 23.9% in 2006 and 2005, respectively. The increase in gross margin is due to a combination of record activity levels in Oilfield Services, with operations at capacity in a number of regions, and continued pricing improvements in both Oilfield Services and WesternGeco.

As a percentage of revenue, research & engineering, marketing and general & administrative expenses for the first quarter of 2006 and 2005 are as follows:

	First Quarter
	2006	2005
Research and engineering	3.1%	3.8%
Marketing	0.3%	0.3%
General and administrative	2.3%	2.7%

Research and engineering expenditures, by segment for the first quarter of 2006 and 2005, were as follows:

(Stated in millions)
	First Quarter
	2006	2005
Oilfield Services	$115	$107
WesternGeco	12	13
Other	2	1

	$129	$121

The effective tax rate for the first quarter of 2006 was 25.1% compared to 20.3% in the prior year. The rate in 2005 reflects the impact of the $146 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance and had the effect of lowering the effective tax rate during the first quarter of 2005 by 5.5%.

Charges and Credits

2005

In March 2005, Schlumberger sold its facility in Montrouge, France to a third party for $230 million resulting in a pretax and after-tax gain, of approximately $146 million, which is classified in Interest & other income in the Consolidated Statement of Income. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance. Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of the first quarter 2005 Charges & Credits:

(Stated in millions)
	Pretax	Tax	Net
Charges & Credits
- Gain on sale of Montrouge facility	$(146)	$–	$(146)
- Other real estate related charges	12	1	11

Net Credits	$(134)	$1	$(135)

Part I, Item 2

Stock-Based Compensation and Other

As discussed in further detail in Note 13 to the Consolidated Financial Statements for the quarter ended March 31, 2006, Schlumberger adopted the provisions of SFAS 123R (Share-Based Payment) effective January 1, 2006. The adoption of this standard resulted in Schlumberger recording $6 million of additional stock-based compensation charges in the first quarter of 2006 and it will result in an additional $5 million being recognized per quarter throughout the remainder of 2006.

Stock-based compensation expense was $25.8 million in the first quarter of 2006 compared to $8.8 million in the first quarter of the prior year. Total stock-based compensation expense for all of fiscal 2005 was $40 million and it is currently estimated to be $112 million in 2006.

This increase in stock-based compensation expense primarily reflects the full impact of the adoption of both SFAS 123 (adopted by Schlumberger effective January 1, 2003 on a prospective basis for grants after January 1, 2003- see Note 13) and SFAS 123R, as well as an increase in the fair value of stock-based awards due to the increase in Schlumberger stock price.

As previously disclosed, during 2006 Schlumberger will relocate its United States corporate offices from New York to Texas. Schlumberger will also relocate its United States research center from Ridgefield to Boston in 2006. Schlumberger currently estimates that it will incur approximately $25 million to $30 million in incremental expenses in connection with these moves in 2006. To date, Schlumberger has incurred approximately $5 million in such costs.

CASH FLOW

On April 20, 2006, Schlumberger and Baker Hughes signed an agreement pursuant to which Schlumberger will acquire Baker Hughes’ 30% minority interest in WesternGeco for $2.4 billion in cash. Approximately 50% of the purchase price will be funded from Schlumberger’s cash and short-term investments. The remaining 50% will be financed through existing Schlumberger credit facilities.

During the first quarter of 2006, Schlumberger completed the 15 million-share (30 million split-adjusted) buy-back program initiated in July 2004 for a total amount of $1.2 billion, at an average share price of $79 ($39.50 split-adjusted). On April 20, 2006, the Board of Directors of Schlumberger approved a new share buy-back program of up to 40 million shares, on a split adjusted basis, to be acquired in the open market before April 2010, subject to market conditions.

During the first three months of 2006, cash provided by operations was $565 million as net income, depreciation/amortization and deferred income taxes were only partially offset by increases in customer receivables and a decrease in accounts payable and accrued liabilities, which included a US pension funding contribution of $200 million. Cash used by investing activities was $428 million was due mainly to investments in fixed assets ($467 million). Cash used by financing activities was $175 million as the payment of dividends to shareholders ($124 million) and stock repurchase plan ($254 million) were only partially offset by the proceeds from employee stock plans ($156 million).

Part 1, Item II

Net Debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger deleveraging efforts. Details of the Net Debt follows:

(Stated in millions)
	Mar. 31 2006	Mar. 31 2005
Net Debt, beginning of period	$(532)	$(1,459)
Income from continuing operations	723	524
Excess of equity income over dividends received	(31)	(24)
Charges and credits, net of tax	–	(134)
Depreciation and amortization [1]	355	328
Increase in working capital	(421)	(370)
US pension plan contributions	(200)	–
Capital expenditures [1]	(499)	(331)
Proceeds from employee stock plans	164	52
Stock repurchase program	(254)	(73)
Dividends paid	(124)	(110)
Proceeds from business divestitures	–	25
Proceeds from the sale of the Montrouge facility	–	230
Business acquisitions and related payments	(66)	–
Translation effect on net debt	(7)	28
Other	90	14

Net Debt, end of period	$(802)	$(1,300)

1.	Includes Multiclient seismic data costs.

(Stated in millions)
	Mar. 31	Mar. 31	Dec. 31
Components of Net Debt	2006	2005	2005
Cash and short term investments	$3,234	$3,040	$3,496
Fixed income investments, held to maturity	401	228	360
Bank loans and current portion of long-term debt	(802)	(622)	(797)
Long-term debt	(3,635)	(3,946)	(3,591)

	$(802)	$(1,300)	$(532)

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger and its customers; the adoption of SFAS 123R and stock-based compensation expense; the funding of the WesternGeco transaction; the stock buy-back program; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our most recent Form 10-K, this Form 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Part 1, Item 3, 4

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005. Schlumberger exposure to market risk has not changed materially since December 31, 2005.

Item 4:    Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of Schlumberger management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal controls over financial reporting.

*Mark of Schlumberger

Part II, Item 1, 1A, 2, 3

PART II. OTHER INFORMATION

Item 1:    Legal Proceedings

The information with respect to Item 1 is set forth under the heading Contingencies on page 13 of this Report, within the Notes to Consolidated Financial Statements.

Item 1A:    Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Share Repurchases

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 15 million (30 million split-adjusted) shares to be acquired in the open market before December 2006, subject to market conditions. This program was completed during the first quarter of 2006.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the quarter ended March 31, 2006. As the transactions presented below were all consummated before Schlumberger’s April 7, 2006 stock-split was effective, all amounts below are presented on a pre-split basis.

(Stated in thousands except per share amounts)
	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
January 1 through January 31, 2006	300.0	$97.95	300.0	1,914.4
February 1 through February 28, 2006	1,302.8	$117.34	1,302.8	611.6
March 1 through March 31, 2006	611.6	$117.79	611.6	—

	2,214.4	$114.84	2,214.4

On April 20, 2006, the Board of Directors of Schlumberger approved a share buy-back program of up to 40 million shares (split-adjusted) to be acquired in the open market before April 2010, subject to market conditions.

In connection with the exercise of stock options under Schlumberger incentive compensation plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options. Schlumberger does not view these transactions as implicating the disclosure required under this Item. The number of shares of Schlumberger common stock received from optionholders is immaterial.

Item 3:    Defaults Upon Senior Securities

None.

Part II, Item 4

Item 4:    Submission of Matters to a Vote of Security Holders

a)	The 2006 Annual General Meeting of Stockholders of Schlumberger (the “Meeting”) was held on April 12, 2006.

b)	At the Meeting, the number of Directors was fixed at 12 and the following 12 individuals were elected to comprise the entire Board of Directors of the Schlumberger, each to hold office until the next Annual General Meeting of Stockholders and until a director’s successor is elected and qualified or until a director’s death, resignation or removal. All of the nominees were directors who were previously elected by the stockholders.

John Deutch

Jamie S. Gorelick

Andrew Gould

Tony Isaac

Adrian Lajous

André Lévy-Lang

Michael E. Marks

Didier Primat

Tore I. Sandvold

Nicolas Seydoux

Linda Gillespie Stuntz

Rana Talwar

c)	At the Meeting, the stockholders of Schlumberger also voted (i) to adopt and approve Schlumberger’s Consolidated Balance Sheet as at December 31, 2005, its Consolidated Statement of Income for the year ended December 31, 2005, and the declaration of dividends reflected in Schlumberger’s 2005 Annual Report to Stockholders; (ii) to approve an amendment to Schlumberger’s Articles of Incorporation to increase authorized common share capital; (iii) to approve the amendment and restatement of the Schlumberger 2005 Stock Option Plan to authorize limited grants of restricted stock and restricted stock units; and (iv) to approve the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the accounts of Schlumberger for the year 2006.

The votes cast (on a pre-split basis) were as follows:

Directors

	For	Withheld
John Deutch	502,578,156	5,667,210
Jamie S. Gorelick	503,898,978	4,346,388
Andrew Gould	500,180,741	8,064,625
Tony Isaac	504,026,825	4,218,541
Adrian Lajous	504,021,162	4,224,204
André Lévy-Lang Michael E. Marks Didier Primat	502,675,604 502,660,910 503,853,189	5,569,762 5,584,456 4,392,177
Tore I. Sandvold	502,871,604	5,373,762
Nicolas Seydoux	502,201,932	6,043,434
Linda G. Stuntz	503,875,557	4,369,809
Rana Talwar	502,842,120	5,403,246

Part II, Item 4, 5, 6

Financials:
	For	Against	Abstain
	492,573,449	1,420,039	14,251,878

Amendment to the Articles of Incorporation:
	For	Against	Abstain
	499,969,442	4,662,122	3,613,802
Amendment to the Schlumberger 2005 Stock Option Plan:
	For	Against	Abstain
	428,959,547	13,034,148	3,681,489
Appointment of PricewaterhouseCoopers LLP:
	For	Against	Abstain
	503,079,430	2,041,039	3,124,897

Item 5:    Other Information

None.

Item 6:    Exhibits

Exhibit 3.1 Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) as last amended on April 12, 2006

Exhibit 3.2 Amended and Restated Bylaws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

Exhibit 10.1 Schlumberger 2005 Stock Incentive Plan (incorporated by reference to Appendix 1 to Schlumberger’s definitive proxy statement for the 2006 Annual General Meeting of Stockholders held on April 12, 2006).

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

Date: April 26, 2006	SCHLUMBERGER LIMITED (REGISTRANT)

/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer and Duly Authorized Signatory