Form 10-Q
period 2006-06-30
SCHLUMBERGER LTD /NV/
filed 2006-07-27
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: June 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $0.01 par value	1,184,036,644

SCHLUMBERGER LIMITED

Second Quarter 2006 Form 10-Q

Part I, Item 1

PART	I. FINANCIAL INFORMATION

Item 1:    Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(Stated in thousands except per share amounts)
	Second Quarter		Six Months
Period Ended June 30,	2006	2005	2006	2005

Operating revenue	$4,686,775	$3,428,632	$8,925,792	$6,587,743
Interest & other income	63,590	46,220	129,082	234,773
Expenses
Cost of goods sold & services	3,255,264	2,549,054	6,250,058	4,954,186
Research & engineering	170,890	121,635	300,296	242,855
Marketing	14,274	12,196	27,440	22,258
General & administrative	107,376	90,895	204,600	176,317
Interest	61,421	50,437	109,265	96,999

Income from Continuing Operations before taxes and minority interest	1,141,140	650,635	2,163,215	1,329,901
Taxes on income	278,419	162,123	535,070	299,819

Income from Continuing Operations before minority interest	862,721	488,512	1,628,145	1,030,082
Minority interest	(5,821)	(15,311)	(48,734)	(32,444)

Income from Continuing Operations	856,900	473,201	1,579,411	997,638
Income from Discontinued Operations	–	9,000	–	7,972

Net Income	$856,900	$482,201	$1,579,411	$1,005,610

Basic earnings per share:
Income from Continuing Operations	$0.72	$0.40	$1.34	$0.85
Income from Discontinued Operations	–	0.01	–	0.01

Net Income *	$0.72	$0.41	$1.34	$0.85

Diluted earnings per share:
Income from Continuing Operations	$0.69	$0.39	$1.28	$0.82
Income from Discontinued Operations	–	0.01	–	0.01

Net Income	$0.69	$0.40	$1.28	$0.83

Average shares outstanding:
Basic	1,184,357	1,177,482	1,182,351	1,178,074
Assuming dilution	1,246,077	1,225,964	1,243,386	1,226,748

*	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
	June 30, 2006 (Unaudited)	Dec. 31, 2005

ASSETS
Current Assets:
Cash	$173,012	$190,954
Short-term investments	1,935,271	3,304,727
Receivables less allowance for doubtful accounts (2006 – $101,238; 2005 – $102,879)	3,944,713	3,383,803
Inventories	1,158,342	1,010,448
Deferred taxes	175,800	233,167
Other current assets	479,746	430,814

	7,866,884	8,553,913
Fixed Income Investments, held to maturity	73,500	359,750
Investments in Affiliated Companies	1,100,297	988,781
Fixed Assets	4,767,445	4,200,638
Multiclient Seismic Data	243,129	222,106
Goodwill	4,736,182	2,922,465
Intangible Assets	883,223	319,929
Deferred Taxes	346,842	331,037
Other Assets	206,865	178,873

	$20,224,367	$18,077,492

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,555,789	$3,564,854
Estimated liability for taxes on income	1,180,949	1,028,571
Dividend payable	149,226	124,733
Long-term debt – current portion	411,365	269,158
Bank & short-term loans	801,633	527,420

	6,098,962	5,514,736
Long-term Debt	4,137,124	3,591,338
Postretirement Benefits	725,575	707,040
Other Liabilities	168,604	167,611

	11,130,265	9,980,725

Minority Interest	–	505,182

Stockholders’ Equity:
Common stock	3,222,940	2,750,570
Income retained for use in the business	9,283,322	7,999,770
Treasury stock at cost	(2,375,251)	(2,113,276)
Accumulated other comprehensive loss	(1,036,909)	(1,045,479)

	9,094,102	7,591,585

	$20,224,367	$18,077,492

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Stated in thousands)
Six Months Ended June 30,	2006	2005
Cash flows from operating activities:
Net Income	$1,579,411	$1,005,610
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	729,645	654,981
Charges and credits, net of tax & minority interest (2)	42,822	(134,381)
Income from discontinued operations	–	(7,972)
Earnings of companies carried at equity, less dividends received	(73,903)	(46,250)
Deferred income taxes	36,106	(34,623)
Stock based compensation expense	53,519	18,816
Provision for losses on accounts receivable	6,233	9,166
Change in operating assets and liabilities (3)
Increase in receivables	(557,844)	(343,542)
Increase in inventories	(138,005)	(114,393)
Increase in other current assets	(47,881)	(98,457)
(Decrease) increase in accounts payable and accrued liabilities	(58,800)	59,666
Increase in estimated liability for taxes on income	135,877	131,460
Increase in postretirement benefits	18,535	30,323
Other – net	73,827	(44,787)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,799,542	1,085,617

Cash flows from investing activities:
Purchase of fixed assets	(1,017,639)	(699,364)
Multiclient seismic data capitalized	(70,094)	(27,589)
Capitalization of intangible assets	(9,045)	(10,824)
Proceeds from business divestitures	–	28,970
Business acquisitions and related payments	(320,288)	(55,591)
Acquisition of minority interest in WesternGeco	(2,405,817)	–
Sale of Montrouge facility	–	229,801
Sale (purchase) of investments, net	1,667,039	(93,970)
Other	(89,339)	36,976

NET CASH USED BY INVESTING ACTIVITIES	(2,245,183)	(591,591)

Cash flows from financing activities:
Dividends paid	(271,364)	(234,153)
Distribution to joint venture partner	(59,647)	–
Proceeds from employee stock purchase plan	54,565	41,966
Proceeds from exercise of stock options	250,742	76,600
Stock repurchase program	(466,963)	(262,438)
Increase (decrease) in commercial paper and long-term debt	644,507	(157,368)
Net change in short-term debt	270,714	(7,629)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	422,554	(543,022)

Discontinued operations – operating activities	–	(1,028)

Net decrease in cash before translation effect	(23,087)	(50,024)
Translation effect on cash	5,145	(984)
Cash, beginning of period	190,954	223,503

CASH, END OF PERIOD	$173,012	$172,495

(1)	Includes multiclient seismic data costs.
(2)	See Note 2 – Charges and Credits.
(3)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(Stated in thousands)
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
Balance, January 1, 2006	$2,750,570	$(2,113,276)	$7,999,770	$(17,042)	$(291,486)	$(736,951)

Net income			1,579,411				$1,579,411
Derivatives marked to market, net of tax				26,268			26,268
Translation adjustment						(10,619)	(10,619)
Minimum pension liability					(7,381)		(7,381)
Tax benefit on minimum pension liability					302		302
Dividends declared			(295,859)
Stock repurchase plan		(466,963)
Proceeds from employee stock purchase plan	25,149	15,596
Proceeds from shares sold to optionees less shares exchanged	131,633	119,109
Shares granted to Directors	1,852	501
Purchase of PetroAlliance	260,217	69,782
Stock based compensation cost	53,519

Balance, June 30, 2006	$3,222,940	$(2,375,251)	$9,283,322	$9,226	$(298,565)	$(747,570)	$1,587,981

SHARES OF COMMON STOCK (Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2006	1,334,212,164	(156,607,946)	1,177,604,218
Employee stock plan	–	1,155,482	1,155,482
Stock repurchase plan	–	(8,023,500)	(8,023,500)
Shares sold to optionees less shares exchanged	–	8,535,484	8,535,484
Purchase of PetroAlliance	–	4,730,960	4,730,960
Shares granted to Directors	–	34,000	34,000

Balance, June 30, 2006	1,334,212,164	(150,175,520)	1,184,036,644

See Notes to Consolidated Financial Statements

Part I, Item 1

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The December 31, 2005 balance sheet information has been derived from the audited 2005 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.

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

2.    Charges and Credits

2006

Second quarter of 2006:

•	As discussed in further detail in Note 5, Schlumberger acquired the 30% minority interest in WesternGeco held by Baker Hughes Incorporated for $2.4 billion in cash during the second quarter of 2006. In connection with this transaction a pretax and after-tax charge of $21 million was recorded, representing the portion of the purchase price that was allocated to in-process research and development. Schlumberger recorded an additional $6 million of in-process research and development charges, primarily related to a small acquisition which was also completed in the second quarter of 2006. These amounts were determined by identifying research and development projects that had not yet reached technological feasibility at the time of the acquisition. These charges are classified in Research & engineering in the Consolidated Statement of Income.
•	Schlumberger recorded a pretax and after-tax loss of $9 million relating to the liquidation of certain investments in connection with the funding of the previously mentioned WesternGeco transaction. These losses are classified in Interest & other income in the Consolidated Statement of Income.
•	In connection with the settlement of the WesternGeco visa matter described in Note 15, a pretax charge of $10 million ($7 million after-tax and minority interest) was recorded in the second quarter of 2006 and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Part I, Item 1

The following is a summary of 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net

Charges and Credits
- WesternGeco in-process R&D charges	$21	$–	$–	$21
- Loss on liquidation of investments to fund
WesternGeco transaction	9	–	–	9
- WesternGeco visa settlement	10	–	(3)	7
- Other in-process R&D charges	6	–	–	6

Net Charges	$46	$–	$(3)	$43

2005

First quarter of 2005:

•	In March 2005, Schlumberger sold its facility in Montrouge, France for $230 million resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest & other income in the Consolidated Statement of Income. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance of approximately $51 million.
•	Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of 2005 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net

Charges and Credits
- Gain on sale of Montrouge facility	$(146)	$–	$(146)
- Other real estate related charges	12	1	11

Net Credits	$(134)	$1	$(135)

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

Part I, Item 1

4.    Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

(Stated in thousands except per share amounts)
	2006			2005
Second Quarter	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations
Basic	$856,900	1,184,357	$0.72	$473,201	1,177,482	$0.40

Assumed conversion of debentures	7,197	38,210		7,197	38,210
Assumed exercise of stock options	–	23,035		–	10,272
Unvested restricted stock	–	475		–	–

Diluted	$864,097	1,246,077	$0.69	$480,398	1,225,964	$0.39

Six Months	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
Basic	$1,579,411	1,182,351	$1.34	$997,638	1,178,074	$0.85

Assumed conversion of debentures	14,394	38,210		14,394	38,210
Assumed exercise of stock options	–	22,587		–	10,464
Unvested restricted stock		238		–	–

Diluted	$1,593,805	1,243,386	$1.28	$1,012,032	1,226,748	$0.82

The number of outstanding options to purchase shares of common stock which were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect, were as follows:

(Stated in millions)
	2006	2005
Second quarter	0.6	16.0
Six months	0.6	16.0

5.    Acquisitions

Acquisition of WesternGeco Minority Interest

On April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Schlumberger also incurred direct acquisition costs of $6 million in connection with this transaction. As a result of this transaction, Schlumberger owns 100% of WesternGeco. Approximately 50% of the purchase price was funded from Schlumberger’s cash and investments. The remaining 50% was financed through existing Schlumberger credit facilities.

Part I, Item 1

The purchase price has been allocated to the proportionate share of net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Book value of minority interest acquired	$460

Fair value adjustments:
Technology (weighted average life of 15 years)	293
Customer relationships (life of 20 years)	153
Vessels (weighted average remaining life of 11 years)	84
Other fixed assets (weighted average remaining life of 3 years)	10
Multiclient seismic data (maximum life of 3 years)	41
Other identifiable intangible assets (life of 15 years)	49
In-process research and development (expensed immediately- see Note 2)	21
Deferred income taxes (preliminary)	(13)
Goodwill	1,308

Total purchase price	$2,406

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Approximately $0.7 billion to $0.8 billion of the $1.3 billion of goodwill is currently estimated to be tax deductible. In addition, $625 million of the goodwill created as a result of this transaction has been allocated to the Oilfield Services business segment (“OFS”) in recognition of the estimated present value of future synergies paid for in this transaction that will directly benefit OFS.

Technology, Customer relationships and Other identifiable intangible assets

Amortization expense in the second quarter of 2006 relating to technology (primarily representing WesternGeco proprietary Q-Technology), customer relationships and all other identifiable intangible assets acquired in this transaction was approximately $5 million and is expected to be approximately $8 million per quarter commencing in the third quarter of 2006.

Vessels and other fixed assets

In analyzing the fair value of the WesternGeco vessels it was determined that the remaining estimated useful lives of these assets exceeded the remaining estimated life currently being used to calculate depreciation expense. Therefore, the estimated remaining useful lives of the vessels were extended an additional 4 years (on a weighted average basis) as of the date of the acquisition. The impact of the fair value adjustments for all fixed assets, combined with the change in estimate regarding the depreciable lives of the vessels, resulted in a net reduction in depreciation expense of approximately $0.5 million in the second quarter of 2006. These adjustments are currently estimated to result in a net reduction in depreciation expense of $0.8 million per quarter commencing in the third quarter of 2006.

Multiclient seismic data

The carrying value of the multiclient library immediately after the acquisition increased to $243 million from $202 million, reflecting the impact of the $41 million fair value adjustment. These capitalized costs will be charged to Cost of goods sold & services based on the percentage of the total costs on the balance sheet to the estimated total revenue that Schlumberger expects to receive from the sales of such data. Schlumberger policy has been that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value. After consideration of the estimated number of future years that revenues are expected to be derived from the multiclient seismic data at the time of the acquisition, Schlumberger

Part I, Item 1

concluded that the remaining minimum amortization period should be 3 years for all surveys in the multiclient seismic library at the time of the transaction, effectively resetting the minimum amortization period. Therefore, the $243 million of capitalized mutliclient seismic data costs will be charged to expense over a period no longer than the next 3 years. Surveys comprising the $202 million of multiclient seismic data costs prior to this transaction had a weighted average remaining life for purposes of computing the minimum amortization of approximately 1.8 years. Given the current emphasis on requiring multiclient projects to be significantly prefunded before the project commences, Schlumberger currently estimates that the majority of revenues to be derived from sales of new surveys will be achieved within a 4-year period. Therefore, Schlumberger will continue its policy that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value for all surveys added to the library after the date of this transaction.

The net impact of the $41 million fair value adjustment combined with the resetting of the minimum amortization period resulted in an approximate $9 million net reduction in multiclient amortization expense in the second quarter of 2006 as compared to what multiclient amortization expense would have been had this transaction not been consummated. These adjustments are currently estimated to result in a net reduction in multiclient amortization expense of approximately $10 million and $9 million in the third and fourth quarters of 2006, respectively.

Acquisition of PetroAlliance Minority Interest

On December 9, 2003, Schlumberger announced that it had signed an agreement to acquire PetroAlliance Services Company Limited (“PetroAlliance Services”) over a 3-year period based on a formula determined at that time. In May 2006, Schlumberger acquired the remaining 49% of PetroAlliance Services that it did not own for $165 million in cash and 4,730,960 shares of Schlumberger common stock valued at approximately $330 million. The aggregate purchase price paid for PetroAlliance Services over the 3-year period was $650 million.

The $495 million purchase price paid in the second quarter of 2006 has been allocated to the proportionate share of net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Book value of minority interest acquired	$33

Fair value adjustments:
Customer relationships (life of 12 years)	69
Other identifiable intangible assets (life of 5 years)	7
Goodwill	386

Total purchase price	$495

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill is not tax deductible.

Other Acquisitions

During 2006, Schlumberger made certain other acquisitions, none of which were significant on an individual basis, for $91 million in cash.

Under the terms of certain past acquisitions, Schlumberger has obligations to pay additional consideration if specific conditions are met. Schlumberger has made payments of $64 million during 2006 with respect to certain transactions that were consummated in prior years, which have been recorded as additional goodwill.

Proforma results relating to the above acquisitions, including the WesternGeco and PetroAlliance transactions, are not presented as the impact was not significant.

Part I, Item 1

6.    Investments in Affiliated Companies

Schlumberger and Smith International, Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on June 30, 2006 was $888 million and $802 million on December 31, 2005. Schlumberger’s equity income from this joint venture, which is recorded one month in arrears was as follows:

(Stated in millions)
	2006	2005
Second Quarter	$29	$18
Six Months	$57	$37

Schlumberger's joint venture agreement with Smith International, Inc. contains a provision under which either party to the joint venture may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the prices specified in the offer notice.

7.    Securitization

A wholly owned subsidiary of Schlumberger had an agreement to borrow up to $250 million and sell, on an ongoing basis, an undivided interest in its accounts receivable. The amount of receivables sold under this agreement totaled $470 million at December 31, 2005 (of which $34 million was drawn). Schlumberger terminated this agreement in the first quarter of 2006.

8.    Inventory

A summary of inventory follows:

(Stated in millions)
	June 30 2006	Dec. 31 2005
Raw materials & Field materials	$1,116	$976
Work in process	107	96
Finished goods	76	65

	1,299	1,137
Less reserves for obsolescence	141	127

	$1,158	$1,010

9.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
	June 30 2006	Dec. 31 2005
Property plant & equipment	$12,763	$11,805
Less: Accumulated depreciation	7,996	7,604

	$4,767	$4,201

Part I, Item 1

Depreciation and amortization expense relating to fixed assets were as follows:

(Stated in millions)
	2006	2005
Second Quarter	$306	$263
Six Months	$591	$519

10.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2005	$222
Capitalized in period	70
Fair value adjusted (see Note 5)	41
Charged to cost of goods sold & services	(90)

Balance at June 30, 2006	$243

11.    Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2006 are as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total
Balance at December 31, 2005	$2,676	$246	$2,922
Acquisition of WesternGeco minority interest	625	683	1,308
Acquisition of PetroAlliance minority interest	386	–	386
Other additions	113	–	113
Impact of change in exchange rates	7	–	7

Balance at June 30, 2006	$3,807	$929	$4,736

12.    Intangible Assets

A summary of intangible assets follows:

(Stated in millions)
	June 30 2006	Dec. 31 2005
Gross book value	$1,243	$630
Less: Accumulated amortization	360	310

	$883	$320

Amortization expense charged to income was as follows:

(Stated in millions)
	2006	2005
Second Quarter	$27	$18
Six Months	$48	$38

Part I, Item 1

At June 30, 2006, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

(Stated in millions)
	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$427	$215	5 – 10 years
Technology	499	112	5 – 15 years
Customer Relationships	244	3	12 – 20 years
Other	73	30	1 – 15 years

	$1,243	$360

The weighted average remaining amortization period for all intangible assets based on the net book value at June 30, 2006 is approximately 8 years.

Based on the net book value of intangible assets at June 30, 2006, amortization charged to income for the subsequent five years is estimated to be: remainder of 2006 – $64 million, 2007 – $124 million, 2008 – $102 million, 2009 – $73 million, 2010 – $61 million and 2011 – $59 million.

13.    Stock-Based Compensation

Schlumberger historically had two types of stock-based compensation programs: stock options and a discounted stock purchase plan (“DSPP”). As described below, in the second quarter of 2006, Schlumberger implemented a restricted stock and restricted stock unit program (collectively referred to as “restricted stock”). Effective January 1, 2003, Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 and 148. Accordingly, Schlumberger began recording stock option and DSPP expense in the Consolidated Statement of Income in the third quarter of 2003 on a prospective basis for grants after January 1, 2003.

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

Schlumberger adopted SFAS 123R effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002. Such costs will be recognized in the financial statements of Schlumberger over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. The adoption of this standard resulted in Schlumberger recording $6 million of additional stock-based compensation charges in the first quarter of 2006, $5 million in the second quarter of 2006 and it will result in an additional $5 million being recognized per quarter throughout the remainder of 2006.

Stock Option Plans

Officers and key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option’s maximum term is generally ten years, and options generally vest in increments over four or five years. The gain on the awards granted during the period from January 2003 to January 2006 is capped at 125% of the exercise price. Awards granted in the second quarter of 2006 did not have a cap on any potential gain and, except in limited circumstances, vest in increments over five years.

Part I, Item 1

The fair value of each stock option grant in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.79%
Expected volatility	32.57%
Risk free interest rate	4.25%
Expected option life	6.1 years
Weighted average fair value per share	$19.41

Discounted Stock Purchase Plan

Under the terms of the Discounted Stock Purchase Plan (DSPP), employees can choose to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 92.5% of the lower of the stock price at the beginning or end of the plan period at six month intervals.

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

Dividend yield	0.96%
Expected volatility	24.90%
Risk free interest rate	4.31%
Weighted average fair value per share	$6.75

Restricted Stock

On April 12, 2006, the stockholders of Schlumberger approved amendments to Schlumberger’s 2005 Stock Option Plan. These amendments included providing for the grant of restricted stock with respect to up to 3,000,000 shares of common stock, and providing that restricted stock may not be granted to executive officers of Schlumberger unless the grants are subject to performance-based vesting.

During the second quarter of 2006, Schlumberger granted 490,600 shares of restricted stock with a fair market value of $66.03 per share. The fair value of restricted shares is based upon the market price of the underlying common stock as of the date of grant. Restricted stock awards generally vest at the end of three years, with the exception of certain grants which vest over a two year period with a two year holding period. There have not been any grants to date that are subject to performance-based vesting.

Total Stock—Based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005
Stock options	$22	$7	$44	$13
DSPP	3	3	7	6
Restricted stock	3	–	3	–

Total stock-based compensation expense	$28	$10	$54	$19

As of June 30, 2006, there was $242 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. Approximately $49 million is expected to be recognized over the remainder of 2006, $81 million is expected to be recognized in 2007, $65 million in 2008, $43 million in 2009, $3 million in 2010 and $0.7 million in 2011.

Part I, Item 1

Schlumberger applied the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for stock-based awards granted prior to January 1, 2003 been determined based on the fair value at the grant dates, consistent with the method of SFAS 123, Schlumberger’s net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)
	Second Quarter		Six Months
	2006	2005	2006	2005
Net income:
As reported	$857	$482	$1,579	$1,006
Proforma adjustments:
Cost of Stock Options	–	(11)	–	(22)

Proforma	$857	$471	$1,579	$984

Basic earnings per share:
As reported	$0.72	$0.41	$1.34	$0.85
Proforma adjustments:
Cost of Stock Options	–	(0.01)	–	(0.02)

Pro forma	$0.72	$0.40	$1.34	$0.83

Diluted earnings per share:
As reported	$0.69	$0.40	$1.28	$0.83
Proforma adjustments:
Cost of Stock Options	–	(0.01)	–	(0.02)

Pro forma	$0.69	$0.39	$1.28	$0.81

The following table summarizes stock option activity as of June 30, 2006:

	Options (thousands)	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value ($ millions)
Outstanding at December 31, 2005	52,979	$31.38
Granted	8,228	$55.15
Exercised	(8,604)	$29.68
Forfeited	(1,319)	$27.39

Outstanding at June 30, 2006	51,284	$35.54	6.11	$1,517

Exercisable at June 30, 2006	28,815	$32.73	4.30	$933

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $275 million.

14.    Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005
United States	$360	$220	$681	$402
Outside United States	781	431	1,482	928

Pretax income	$1,141	$651	$2,163	$1,330

Part I, Item 1

Schlumberger reported charges and credits in continuing operations in 2006 and 2005. These are more fully described in Note 2—Charges and Credits. During the second quarter of 2006, Schlumberger recorded pretax charges of $46 million ($20 million in the US; $26 million outside of the US). There were no charges recorded in the first quarter of 2006. During the first quarter of 2005, Schlumberger recorded net credits of $134 million ($2 million of charges in the US; $136 million of net credits outside of the US).

The components of net deferred tax assets were as follows:

(Stated in millions)
	June 30 2006	Dec. 31 2005
Postretirement and other long-term benefits	$263	$262
Current employee benefits	60	118
Fixed assets, inventory and other	193	173
Net operating losses	7	11

	$523	$564

The deferred tax assets relating to net operating losses at June 30, 2006 and December 31, 2005 are net of valuation allowances in certain countries of $218 million and $213 million, respectively.

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005
Current:
United States – Federal	$132	$90	$179	$144
United States – State	13	7	17	16
Outside United States	159	91	303	175

	$304	$188	$499	$335

Deferred:
United States – Federal	$(22)	$(21)	$31	$(27)
United States – State	9	(2)	13	(3)
Outside United States	(11)	(4)	(3)	43
Valuation allowance	(2)	1	(5)	(48)

	$(26)	$(26)	$36	$(35)

Consolidated taxes on income	$278	$162	$535	$300

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Second Quarter		Six Months
	2006	2005	2006	2005
US federal statutory rate	35	35	35	35
US state income taxes	2	–	1	1
Non US income taxed at different rates	(12)	(9)	(10)	(8)
Effect of equity method investment	(1)	(1)	(1)	(1)
Minority partner’s share of LLC earnings	–	–	–	(1)
Charges and credits	1	–	1	(2)
Other	(1)	–	(1)	(1)

Effective income tax rate	24	25	25	23

Part I, Item 1

The charges and credits described in Note 2 increased the Schlumberger effective tax rate by one percentage point during the three and six months ended June 30, 2006 and lowered the effective tax rate by two percentage points during the six months ended June 30, 2005. Schlumberger reported no charges and credits in the second quarter of 2005.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for Schlumberger on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Schlumberger is currently evaluating the impact of adopting FIN 48.

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

In December 2004, WesternGeco L.L.C. and Schlumberger Technology Corporation received federal grand jury subpoenas issued by the United States District Court for the Southern District of Texas. The subpoenas sought documents relating to possible fraud in obtaining visas for foreign crewmembers working on vessels operating on the Outer Continental Shelf of the Gulf of Mexico. On June 16, 2006, WesternGeco L.L.C. entered into an agreement with the United States Attorney’s Office for the Southern District of Texas (“USAO”) resolving the issues raised in the federal investigation. Under the terms of the agreement, WesternGeco L.L.C. accepted responsibility for U.S. visa violations and agreed to pay a monetary penalty of $18 million and reimburse the United States Government for $1.6 million in investigation expenses. As a result of this agreement, a pretax charge of approximately $10 million ($7 million after-tax and minority interest) was recorded in the second quarter of 2006 (see Note 2 Charges and Credits). Additionally, WesternGeco L.L.C. accepted a deferred prosecution agreement covering a one-year period, during which time WesternGeco L.L.C.’s Gulf of Mexico activities will be subject to monitoring by the USAO. At the conclusion of the one-year period, if WesternGeco L.L.C. has complied with the deferred prosecution agreement, such agreement will expire and no prosecution arising from the investigation will be brought. WesternGeco has also developed and implemented a comprehensive visa and immigration compliance program to prevent a recurrence of any improper visa practices.

Schlumberger and its subsidiaries are party to various other legal proceedings. A liability is accrued when a loss is both probable and can be reasonably estimable. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or

Part I, Item 1

proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in these matters. However, in the opinion of Schlumberger any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

16.    Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

(Stated in millions)
	SECOND QUARTER 2006					SECOND QUARTER 2005
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
OILFIELD SERVICES
North America	$1,266	$240	$–	$136	$376	$907	$150	$–	$84	$234
Latin America	666	103	–	25	128	554	68	–	16	84
Europe/CIS/W. Africa	1,180	245	1	48	294	825	127	–	27	154
Middle East & Asia	975	285	–	37	322	731	182	–	24	206
Elims/Other	40	(1)	–	5	4	27	(10)	–	6	(4)

	4,127	872	1	251	1,124	3,044	517	–	157	674

WESTERNGECO	562	120	8	52	180	383	26	11	21	58

Elims & Other	(2)	(57)	(3)	(25)	(85)	2	(44)	4	(16)	(56)

	$4,687	$935	$6	$278		$3,429	$499	$15	$162

Interest Income					28					23
Interest Expense (1)					(60)					(48)
Charges and Credits (2)					(46)					–

					$1,141					$651

1.	Excludes interest expense included in the Segment results ($2 million in 2006; $3 million in 2005).
2.	See Note 2 Charges and Credits.

(Stated in millions)
	SIX MONTHS 2006					SIX MONTHS 2005
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
OILFIELD SERVICES
North America	$2,492	$485	$–	$266	$751	$1,774	$284	$–	$153	$437
Latin America	1,260	181	–	43	224	1,023	119	–	29	148
Europe/CIS/W. Africa	2,180	413	2	89	504	1,576	225	–	52	277
Middle East & Asia	1,838	523	–	70	593	1,399	336	–	45	381
Elims/Other	68	(6)	–	6	–	51	(19)	–	8	(11)

	7,838	1,596	2	474	2,072	5,823	945	–	287	1,232

WESTERNGECO	1,092	200	43	95	338	761	50	22	49	121

Elims & Other	(4)	(128)	4	(34)	(158)	4	(81)	10	(36)	(107)

	$8,926	$1,668	$49	$535		$6,588	$914	$32	$300

Interest Income					63					42
Interest Expense (1)					(106)					(92)
Charges and Credits (2)					(46)					134

					$2,163					$1,330

1.	Excludes interest expense included in the Segment results ($3 million in 2006; $5 million in 2005).
2.	See Note 2 Charges and Credits.

Part I, Item 1

17.    Pension and Other Postretirement Benefits

Net pension cost in the United States included the following components:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005
Service cost – benefits earned during period	$14	$13	$29	$26
Interest cost on projected benefit obligation	28	27	56	53
Expected return on plan assets	(35)	(28)	(65)	(53)
Amortization of prior service cost	2	2	4	5
Amortization of unrecognized net loss	6	6	13	13

Net pension cost	$15	$20	$37	$44

During the first quarter of 2006 Schlumberger made contributions of $200 million to its US pension plans.

Net pension cost in the United Kingdom plan included the following components:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005
Service cost – benefits earned during period	$6	$6	$12	$12
Interest cost on projected benefit obligation	10	10	20	20
Expected return on plan assets	(12)	(11)	(24)	(23)
Amortization of unrecognized loss	3	4	6	8

Net pension cost	$7	$9	$14	$17

Net postretirement benefit cost in the United States included the following components:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005
Service cost – benefits earned during period	$6	$6	$14	$15
Interest cost on accumulated postretirement benefit obligation	11	11	22	24
Amortization of unrecognized net loss	4	–	8	–
Amortization of unrecognized prior service cost	(7)	(1)	(14)	(1)

Net postretirement benefit cost	$14	$16	$30	$38

18.    Capital Stock

On April 12, 2006, the stockholders of Schlumberger approved an amendment to the Schlumberger Articles of Incorporation to increase the authorized common share capital of Schlumberger (as defined in the Schlumberger Articles of Incorporation) from 1,500,000,000 shares to 3,000,000,000 shares. Schlumberger is now authorized to issue 3,000,000,000 shares of common stock, par value $0.01 per share, of which 1,184,036,644 and 1,177,604,218 shares were outstanding on June 30, 2006 and December 31, 2005, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

Part I, Item 2

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

(Stated in millions)
	Second Quarter			Six Months
	2006	2005	% chg	2006	2005	% chg
Oilfield Services
Operating Revenue	$4,127	$3,044	36%	$7,838	$5,822	35%
Pretax Segment Income [1]	$1,124	$674	67%	$2,072	$1,231	68%

WesternGeco
Operating Revenue	$562	$383	47%	$1,092	$761	43%
Pretax Segment Income [1]	$180	$58	211%	$338	$121	179%

1.	Pretax segment income represents the business segment’s income before taxes and minority interest. Pretax segment income excludes corporate expenses, interest income, interest expense, amortization of certain intangibles, interest on post-retirement benefits, stock-based compensation costs and the Charges and Credits described in detail in Note 2 to the Consolidated Financial Statements, as these items are not allocated to the segments.

Second Quarter 2006 Compared to Second Quarter 2005

Operating revenue for the second quarter of 2006 was $4.69 billion versus $3.43 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $1.14 billion in 2006 compared to $651 million in 2005. The 2006 results included pretax charges in the second quarter of 2006 of $46 million. These Charges and Credits are described in detail in Note 2 to the Consolidated Financial Statements. There were no Charges and Credits in the second quarter of 2005.

Net income for the second quarter of 2006 was $857 million compared to $482 million in the same period of last year. Net income in 2005 includes a gain from discontinued operations of $9 million.

OILFIELD SERVICES

Second-quarter revenue of $4.13 billion increased 11% sequentially and 36% year-on-year. Sequential revenue increases were highest in the US Land, US Gulf Coast, Mexico, North Sea, West Africa, Arabian, Gulf, and Russia GeoMarkets. All Technologies contributed to the strong growth with Drilling & Measurements, Well Testing, Integrated Project Management (IPM) and Completion Systems recording double-digit increases. Year-on-year growth was posted in all Areas with all Technologies recording strong double-digit increases.

Pretax operating income of $1.12 billion increased 18% sequentially and 67% year-on-year. These results were driven by higher activity, increased pricing, stronger demand for higher-margin technologies, and operating efficiency improvements. The combination of these factors resulted in sequential growth of 160 basis points (bps) in pretax operating margins to reach 27.2%.

North America

Revenue of $1.27 billion increased 3% sequentially and 40% year-on-year. Pretax operating income of $376 million was flat sequentially but increased 61% year-on-year.

Sequential revenue growth in the Area was driven primarily by strong demand for Wireline, Drilling & Measurements and Well Testing technologies, coupled with an increase in Completion Systems technology product sales in the US Gulf Coast, and higher activity and continuing price increases in the US Land GeoMarket. This was partially offset by Canada where the longer-than-expected spring break-up and continual heavy rains during the second quarter caused the MI rig count to fall 55% sequentially. Year-on-year growth

Part I, Item 2

was achieved as a result of strengthening activity in US Land with sustained high level of commodity prices and pricing momentum, increased ultra deep-water activity in the US Gulf Coast, and rising activity on East coast Canada which partially offset the spring break-up in the West.

Sequential pretax operating income was driven by the favorable activity mix, price increases and accelerated adoption of new technology in the US Gulf Coast and US Land GeoMarkets. This was offset by Canada with the absence of high-margin winter projects, lower Arctic revenues, and the impact of the prolonged spring break-up in the West. Price increases across the region, and strong growth in Well Services and Wireline activity drove pretax operating income growth year-on-year.

Latin America

Revenue of $666 million increased 12% sequentially and 20% year-on-year. Pretax operating income of $128 million increased 33% sequentially and 53% year-on-year.

Sequential revenue growth in the Area was attributable primarily to the rising rig count and increased demand for PowerDrive* and Scope* Drilling & Measurements technologies. Increased activity on integrated projects in Mexico, stronger Artificial Lift technology product sales in the Peru/Colombia/Ecuador GeoMarket, and rising demand for Completions technology equipment in the Venezuela/Trinidad & Tobago GeoMarket also contributed to the growth. Year-on-year growth was driven by the rapid increase in demand for Drilling & Measurements technologies across the region, combined with rising Well Services in Brazil, Argentina and Venezuela.

The strong sequential gain in pretax operating margins of 300 bps was mainly driven by higher Drilling & Measurements and Well Services activity across the Area, combined with stronger pricing gains on product sales in the Latin America South GeoMarket and improved performance-related incentives on the Casabe integrated production management project in Colombia. Continued rising profitability in Drilling and Measurements and strong returns on increased Well Testing activity across the region accounted for year-on-year gains.

Discussions regarding the settlement of certain outstanding receivables for the PRISA contract in Venezuela are ongoing.

Europe/CIS/West Africa

Revenue of $1.18 billion increased 18% sequentially and 43% year-on-year. Pretax operating income of $294 million increased 40% sequentially and 91% year-on-year.

Sequential revenue growth in the Area was mainly driven by higher activity across Russia following the end of the extreme winter weather conditions experienced in the previous quarter, and increased demand for IPM, Well Services and Drilling & Measurements services. The North Sea GeoMarket achieved double-digit growth due primarily to higher exploration activity in Norway, accelerating demand for PURE* and Quicksilver Probe* Wireline technologies, and higher demand for Well Testing services. Double-digit growth was also recorded in the Continental Europe and Nigeria GeoMarkets due to increased activity, and in North Africa due to strong demand for Well Testing services. Year-on-year growth was boosted by the increased ownership of PetroAlliance, combined with strong double-digit growth in North Africa as a result of increased revenue from IPM. In addition, the shift of work to more complex environments coupled with increased pricing drove growth in the North Sea, while new technology deployment in Drilling & Measurements generated growth in West & South Africa.

Robust sequential gains in pretax operating margins of 390 bps resulted from strengthening pricing, higher efficiency, increased demand for Wireline and Drilling & Measurements new technologies, and the favorable activity mix in the developing exploration market. The year-on-year increase in pretax operating income was primarily driven by pricing gains, increased application of new technologies and high margin exploration activity. West and South Africa margins expanded with rising new technology deployments and pricing gains.

Part I, Item 2

Middle East & Asia

Revenue of $975 million increased 13% sequentially and 33% year-on-year. Pretax operating income of $322 million increased 19% sequentially and 56% year-on-year.

The strong sequential revenue growth resulted from new exploration activity and higher rig count levels, coupled with improved pricing across the Middle East; sustained demand for new technology and higher coiled-tubing drilling activity in the U.A.E.; increased activity in Australia and Vietnam; and higher activity and improved pricing in China. The continued rapid increase in rig count in the Arabian GeoMarket, combined with increased activity on the East coast and North West shelf in Australia, strong demand for Wireline technology in the Gulf and higher drilling activity in the East Mediterranean accounted for year-on-year growth.

Area pretax operating margins grew 170 bps sequentially—primarily due to stronger activity in higher margin Drilling & Measurements and Well Testing technologies, coupled with pricing gains in the Arabian GeoMarket and performance-related incentives on the Bokor integrated production management project. Pretax operating margins reached a new record level of 33% during the quarter. Year-on-year, the rising rig count and increased demand for new technologies generated strong overall margin growth in the Area, strong Drilling & Measurement margins on rising rig count drove margin gains in the East Mediterranean, and increased incremental oil production contributed to higher returns on the Bokor project.

WESTERNGECO

Second-quarter revenue of $562 million was 6% higher sequentially and 47% higher compared to the same period last year. Pretax operating income of $180 million improved 13% sequentially and 211% year-on-year.

Sequentially, Marine revenue increased to record levels with the vessel fleet utilization at 89%. Q-vessel utilization remained substantially flat at 91%. WesternGeco commissioned its sixth Q-Marine* vessel during the quarter with the upgrade of the Western Monarch to address increased industry demand for Q-Marine technology. The vessel has a backlog of contracts through May 2007. Land acquisition revenue increased with new crews added in the North Africa and the Middle East regions, coupled with improved efficiencies in operations in the South America region. Data Processing revenue increased with higher activity in both Asia and India linked to the recently opened Mumbai data processing and reservoir services center. Seasonal declines in Multiclient revenue, although less than expected due to a late surge in sales in the US, partially offset sequential gains in Marine, Land, and Data Processing.

The increase in revenue compared to the same period last year was led by Marine activity as the vessel fleet utilization increased (89% in the current year versus 77% in the previous year) augmented by improved pricing and contractual terms. Multiclient increased primarily in North America while Land improved due to more active crews in the North Africa and Middle East regions assisted by the introduction of an additional Q-Land* crew in Algeria. Data Processing increased due to increased activity as a result of the recently opened Mumbai data processing and reservoir services center.

Pretax operating margins improved sequentially by 200 bps to reach 32%. This was primarily driven by Marine due to higher utilization and improved pricing, coupled with Land activity increases in the South America, North Africa, and the Middle East regions, together with high-margin Q-data processing. These improvements were offset by the seasonal decline in Multiclient.

The increase in pretax operating income year over year was primarily driven by Marine as a result of higher utilization, improved pricing and contractual terms. Land and Data Processing both improved on account of higher activity, while Multiclient increased due to higher sales in North America.

During the second quarter of 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes for $2.4 billion in cash. WesternGeco pretax operating income in the second quarter of 2006 increased by approximately $4 million as a direct result of the purchase accounting and related adjustments described in detail in Note 5 to the Consolidated Financial Statements.

Part I, Item 2

The WesternGeco backlog at the end of the second quarter was at an all-time high of $1.2 billion, an increase of 35% over the previous quarter reflecting strong and sustained Marine, Land, Multiclient, and Data Processing market positions.

Six Months 2006 Compared to Six Month 2005

Operating revenue for the six month period ended June 30, 2006 was $8.93 billion versus $6.59 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $2.16 billion in 2006 compared to $1.33 billion in 2005. The 2006 results include pretax charges of $46 million, while the 2005 results include net pretax credits of $134 million. These Charges and Credits are described in detail in Note 2 to the Consolidated Financial Statements.

Net income for the six month period ended June 30, 2006 was $1.58 billion compared to $1.01 billion in 2005. Net income in 2005 includes a gain from discontinued operations of $8 million.

OILFIELD SERVICES

Six months revenue of $7.84 billion was 35% higher versus the same period last year. Pretax operating income of $2.07 billion increased 68% year-on-year. Revenue growth year-on-year was strongest in Saudi Arabia/Kuwait/Bahrain/Pakistan, Brunei/Malaysia/Philippines, Australasia, North Africa, and US Land GeoMarkets. Strong double-digit growth was achieved in all Technologies except Schlumberger Information Solutions.

North America

Revenue of $2.49 billion increased 40% versus the same period last year. Pretax operating income of $751 million increased 72% year-on-year. Year-on-year growth was driven by rising activity levels in US Land and Canada as a result of the sustained high level of commodity prices coupled with pricing improvements (and higher activity in Eastern Canada that partially offset the seasonal impact of the spring break-up). Growth in the Gulf Coast came from the increase in ultra deep-water activity that was partly offset by the hangover from the hurricane season. All Technologies, except Schlumberger Information Solutions, benefited with year-on-year double-digit growth.

Latin America

Revenue of $1.26 billion was 23% higher year-on-year. Pretax operating income of $224 million increased 51% versus the same period last year. Year-on-year increases were highest in Venezuela/Trinidad & Tobago from increased Drilling & Measurements and Well Services activity with PDVSA, coupled with strong demand for completion products in Trinidad. Strong growth was also generated in Latin America South as a result of the introduction of the SCOPE family in Drilling & Measurements combined with increased Well Testing in Brazil and Argentina, while Peru/Colombia/Ecuador growth was driven by ramp up in activity in Colombia, partially offset by several well construction projects coming to an end. In Mexico, increased activity on integrated projects in the North accounted for year-on-year growth. Technology growth was lead by Drilling & Measurements, Data Consulting Services and Completion Systems.

Europe/CIS/West Africa

Revenue of $2.18 billion increased 38% year-on-year. Pretax operating income of $504 million increased 82% year-on-year. All GeoMarkets posted strong double-digit growth lead by Russia, with the inclusion of a full six months of PetroAlliance activity (20 days in the prior period) and ramp-up in drilling programs across the region, which more than offset the impact of the severe winter weather at the start of the year. North Africa experienced strong growth from commencement of a turnkey integrated project with Rosneft, and rising cementing, fracturing and Well Testing activity for Sonatrach. North Sea and West & South Africa growth was

Part I, Item 2

driven by strong take up of new technologies in Wireline and Drilling & Measurements, coupled with further pricing gains. Year-on-year double-digit growth was achieved in all Technologies with the exception of Schlumberger Information Solutions.

Middle East & Asia

Revenue of $1.84 billion was 31% higher year-on-year. Pretax operating income of $593 million was 56% higher versus the same period last year. Rapid increase in rig count in Saudi Arabia fueled exceptional growth in Saudi Arabia/Kuwait/Bahrain/Pakistan, while Brunei/Malaysia/Philippines saw increased activity on the BIMA and BOKOR integrated projects and strong sales of reservoir software. Australasia growth came from rising wireline logging and well testing, while the East Mediterranean growth came from increased drilling activity. This was partially offset by a flattening of activity in Iran and Indonesia, with the present political unrest impacting growth in Iran, and a reduction in offshore drilling rig services offsetting other technology growth in Indonesia. Double-digit growth was achieved in all Technologies across the region.

WESTERNGECO

Six months revenue for WesternGeco of $1.09 billion was 43% higher compared to the same period last year with all product lines contributing to the strong growth.

The strong increase in Marine was mainly due to significantly higher vessel fleet utilization, continued strong demand for Q-Marine technology coupled with better pricing and terms and conditions on most contracts. Marine activity increased principally in Asia, India, North America, North Africa and the Middle East regions.

Land acquisition revenue growth was mainly experienced in South America and North Africa with several new crews starting up in the current year to address higher demand. Multiclient sales increased mainly in Brazil, North America, Asia and the Caspian. Data Processing grew significantly with higher third party demand and increased activity with the establishment of a new Data Processing Center in Mumbai.

Six months pretax operating income of $338 million improved by $217 million year-on-year. The income growth was mainly attributable to Marine with higher Q-activity, improved pricing and contractual terms. Also contributing to the income improvement were Land acquisition due to higher active crew count and Data Processing due to increased activity levels.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005

Interest income	$29	$23	$65	$43
Equity in net earnings of affiliated companies	44	23	73	46
Loss on liquidation of investments to fund the WesternGeco transaction [1]	(9)	–	(9)	–
Gain on sale of Mountrouge facility	–	–	–	146

	$64	$46	$129	$235

1.	See discussion of Charges and Credits in Note 2 to the Consolidated Financial Statements.

Interest Income

The average return on investment increased from 3.3% in the second quarter of 2005 to 4.8% in the second quarter of 2006 and the weighted average investment balance of $2.5 billion in 2006 decreased $425 million

Part I, Item 2

compared to 2005. The decrease in the weighted average investment balance is primarily attributable to the funding of the WesternGeco transaction.

The average return on investment increased from 3.1% in the first six months of 2005 to 4.4% in the first six months of 2006 and the weighted average investment balance of $3.0 billion in 2006 increased $162 million compared to 2005.

Equity in Net Earnings of Affiliated Companies

The increase in equity in net earnings of affiliated companies is primarily due to the results of the drilling fluids joint venture that Schlumberger operates with Smith International, Inc. combined with the positive impact from recent minority interest investments.

Interest Expense

Interest expense of $61.4 million in the second quarter of 2006 increased by $11.0 million compared to the same period last year. The weighted average borrowing rates of 4.7% increased in the second quarter of 2006 from 4.5% in the same period last year. The weighted average debt balance of $5.3 billion in the second quarter of 2006 increased by $776 million compared to the same period last year. The increase in the weighted average debt balance is primarily attributable to the funding of the WesternGeco transaction.

Interest expense of $109.3 million in the first six months of 2006 increased by $12.3 million compared to the same period last year. The weighted average borrowing rates of 4.5% increased in the first six months of 2006 from 4.3% in the same period last year. The weighted average debt balance of $4.9 billion in the first six months of 2006 increased by $347 million compared to the same period last year, primarily due to the funding of the WesternGeco transaction.

Gross Margin and Other

Gross margin was 30.5% and 25.7% in the second quarters at 2006 and 2005, and 30.0% and 24.8% in the six month periods end June 30, 2006 and 2005, respectively. The increase in gross margin is primarily due to higher activity, increased pricing, stronger demand for higher-margin technologies, and operating efficiency improvements.

As a percentage of revenue, research & engineering, marketing and general & administrative expenses for the second quarter and six months ending June 30, 2006 and 2005 are as follows:

	Second Quarter		Six Months
	2006	2005	2006	2005
Research and engineering	3.6%	3.5%	3.4%	3.7%
Marketing	0.3%	0.4%	0.3%	0.3%
General and administrative	2.3%	2.7%	2.3%	2.7%

Research and engineering expenditure, by segment was as follows:

(Stated in millions)
	Second Quarter		Six Months
	2006	2005	2006	2005

Oilfield Services	$128	$110	$243	$217
WesternGeco	15	11	28	25
In-process R&D charges [1]	27	–	27	–
Other	1	1	2	1

	$171	$122	$300	$243

1.	See discussion of Charges and Credits in Note 2 to the Consolidated Financial Statements.

Part I, Item 2

Effective Tax Rate

The effective tax rate in the second quarter of 2006 was 24.4% compared to 24.9% in the second quarter of last year. The majority of the $46 million of Charges and Credits recorded in the second quarter of 2006 were not tax deductible and served to increase the effective tax rate by approximately 1.0%. In addition, the country mix of profitability combined with positive developments in various tax issues in certain geographies favorably impacted the effective tax rate in the second quarter of 2006.

The effective tax rate for the first six months of 2006 was 24.7% compared to 22.5% in the prior year. The rate in 2005 reflects the impact of the $146 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance and had the effect of lowering the effective tax rate during the prior year by 2.8%. The effective tax rate for the first six months of 2006 was impacted by the fact that the majority of the $46 million of Charges and Credits recorded in the second quarter of 2006 were not tax deductible offset by the country mix of profitability combined with the impact of positive developments in various tax issues in certain geographies in the second quarter of 2006.

Stock-Based Compensation and Other

As discussed in further detail in Note 13 to the Consolidated Financial Statements for the second quarter ended June 30, 2006, Schlumberger adopted the provisions of SFAS 123R (Share-Based Payment) effective January 1, 2006. The adoption of this standard resulted in Schlumberger recording $6 million of additional stock-based compensation charges in the first quarter of 2006, $5 million in the second quarter of 2006 and it will result in an additional $5 million being recognized per quarter throughout the remainder of 2006.

Stock-based compensation expense was $28 million in the second quarter of 2006 compared to $10 million in the first quarter of the prior year, and $54 million for the six months ended June 30, 2006 compared to $19 million for the six months ended June 30, 2005. Total stock-based compensation expense for all of fiscal 2005 was $40 million and it is currently estimated to be $112 million in 2006.

This increase in stock-based compensation expense primarily reflects the full impact of the adoption of both SFAS 123 (adopted by Schlumberger effective January 1, 2003 on a prospective basis for grants after January 1, 2003- see Note 13) and SFAS 123R, as well as an increase in the fair value of stock-based awards due to the increase in Schlumberger stock price.

As previously disclosed, during 2006 Schlumberger will relocate its United States corporate offices from New York to Texas. Schlumberger will also relocate its United States research center from Ridgefield to Boston in 2006. Schlumberger currently estimates that it will incur approximately $25 million to $30 million in incremental expenses in connection with these moves in 2006. To date, Schlumberger has incurred approximately $4 million in such costs ($2 million in the second quarter of 2006).

CASH FLOW

On April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes for $2.4 billion in cash. Approximately 50% of the purchase price was funded from Schlumberger’s cash and investments. The remaining 50% was financed through existing Schlumberger credit facilities.

On April 20, 2006, the Board of Directors of Schlumberger approved a new share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions. During the second quarter of 2006, Schlumberger acquired 3.59 million shares on the open market at an average price of $59.16 per share.

During the first six months of 2006, cash provided by operations was $1.80 billion as net income, depreciation/amortization and deferred income taxes were only partially offset by increases in customer receivables and a decrease in accounts payable and accrued liabilities, which included a US pension funding contribution of $200 million. Cash used by investing activities of $2.25 billion primarily was due to capital

Part I, Item 2

expenditures ($1.09 billion), the acquisition of 30% minority interest in WesternGeco ($2.40 billion) and the sales of investments ($1.67 billion). Cash provided by financing activities was $4.23 billion as the payment of dividends to shareholders ($271 million) and stock repurchase plan ($467 million) were only partially offset by the proceeds from employee stock plans ($305 million).

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

(Stated in millions)
	June 30 2006	June 30 2005

Net Debt, beginning of period	$(532)	$(1,459)
Income from continuing operations	1,579	998
Charges and credits, net of tax	43	(134)
Excess of equity income over dividends received	(76)	(49)
Depreciation and amortization [1]	730	655
Increase in working capital requirements	(443)	(364)
US pension plan contributions	(200)	–
Capital expenditures [1]	(1,088)	(727)
Dividends paid	(271)	(234)
Proceeds from employee stock plans	305	119
Stock repurchase program	(467)	(262)
Acquisition of minority interest in WesternGeco	(2,406)	–
Other business acquisitions and related payments	(320)	(56)
Distribution to joint venture partner	(60)	–
Net debt acquired	–	(58)
Proceeds from the sale of the Montrouge facility	–	230
Proceeds from business divestitures	–	29
Other	77	3
Translation effect on net debt	(39)	65

Net Debt, end of period	$(3,168)	$(1,244)

1.	Includes Multiclient seismic data costs.

(Stated in millions)
	June 30 2006	June 30 2005	Dec. 31 2005
Components of Net Debt
Cash and short term investments	$2,108	$2,913	$3,496
Fixed income investments, held to maturity	74	313	360
Bank loans and current portion of long-term debt	(1,213)	(691)	(797)
Long-term debt	(4,137)	(3,779)	(3,591)

	$(3,168)	$(1,244)	$(532)

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger and its customers; the adoption of SFAS 123R and stock-based compensation expense; the effects of the WesternGeco transaction; the stock buy-back program; and future results of operations. These

Part I, Item 2, 3, 4

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

Item 4:    Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of Schlumberger management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by Schlumberger in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal controls over financial reporting.

* Mark of Schlumberger

Part II, Item 1, 1A, 2

PART II. OTHER INFORMATION

Item 1:    Legal Proceedings

The information with respect to Item 1 is set forth under the heading Contingencies on page 13 of this Report, within the Notes to Consolidated Financial Statements.

Item 1A:    Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I—“Item 1A Risk Factors” in Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Schlumberger’s business, financial condition, results of operations, cash flows or prospects. The risks described in Schlumberger’s Annual Report on Form 10-K are not the only risks facing Schlumberger. Additional risks and uncertainties not currently known to Schlumberger or that Schlumberger currently deems to be immaterial also may materially adversely affect Schlumberger’s business, financial condition, results of operations, cash flows or prospects.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 16, 2006, Schlumberger delivered 4,730,960 shares of its common stock from treasury as partial consideration for the acquisition of the remaining 49% equity stake in PetroAlliance Services Company Limited that it did not own. Such shares were issued in transactions exempt from registration under Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger approved a share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the quarter ended June 30, 2006:

(Stated in thousands except per share amounts)
	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
April 1 through April 30, 2006	–	$–	–	40,000.0
May 1 through May 30, 2006	375.0	$64.62	375.0	39,625.0
June 1 through June 30, 2006	3,219.7	$58.53	3,219.7	36,405.3

	3,594.7	$59.16	3,594.7

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

Part II, Item 3, 4, 5, 6

Item 3:    Defaults Upon Senior Securities

None.

Item 4:    Submission of Matters to a Vote of Security Holders

None.

Item 5:    Other Information

None.

Item 6:    Exhibits

Exhibit 3.1 Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) as last amended on April 12, 2006 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

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

Date: July 26, 2006	SCHLUMBERGER LIMITED (REGISTRANT)

/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer and Duly Authorized Signatory