Form 10-Q
period 2006-09-30
SCHLUMBERGER LTD /NV/
filed 2006-10-25
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended: September 30, 2006

Commission file No.: 1-4601

Schlumberger N.V. (Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Netherlands Antilles	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5599 San Felipe, 17th Floor Houston, Texas, U.S.A.	77056

42 rue Saint-Dominique Paris, France	75007

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number:

(713) 513-2000

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $0.01 par value	1,178,215,304

SCHLUMBERGER LIMITED

Third Quarter 2006 Form 10-Q

Part I, Item 1

PART	I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(Stated in thousands except per share amounts)
Period Ended September 30,	Third Quarter		Nine Months
	2006	2005	2006	2005

Operating revenue	$4,954,818	$3,698,093	$13,880,610	$10,285,836
Interest & other income	70,699	80,101	199,781	314,874
Expenses
Cost of goods sold & services	3,369,573	2,761,591	9,628,650	7,723,760
Research & engineering	149,538	128,266	449,834	371,121
Marketing	17,632	13,477	49,474	39,319
General & administrative	109,158	83,920	300,337	248,670
Interest	62,351	50,637	171,616	147,636

Income from Continuing Operations before taxes and minority interest	1,317,265	740,303	3,480,480	2,070,204
Taxes on income	317,434	174,953	852,504	474,772

Income from Continuing Operations before minority interest	999,831	565,350	2,627,976	1,595,432
Minority interest	(7)	(24,547)	(48,741)	(56,991)

Income from Continuing Operations	999,824	540,803	2,579,235	1,538,441
Income from Discontinued Operations	–	–	–	7,972

Net Income	$999,824	$540,803	$2,579,235	$1,546,413

Basic earnings per share:
Income from Continuing Operations	$0.84	$0.46	$2.18	$1.31
Income from Discontinued Operations	–	–	–	0.01

Net Income *	$0.84	$0.46	$2.18	$1.31

Diluted earnings per share:
Income from Continuing Operations	$0.81	$0.44	$2.09	$1.27
Income from Discontinued Operations	–	–	–	0.01

Net Income	$0.81	$0.44	$2.09	$1.28

Average shares outstanding:
Basic	1,183,683	1,179,640	1,182,795	1,178,596
Assuming dilution	1,243,966	1,231,846	1,243,579	1,228,446

*	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
	Sept. 30, 2006 (Unaudited)	Dec. 31, 2005

ASSETS
Current Assets:
Cash	$156,121	$190,954
Short-term investments	1,745,098	3,304,727
Receivables less allowance for doubtful accounts
(2006 – $104,974; 2005 – $102,879)	4,143,208	3,383,803
Inventories	1,235,037	1,010,448
Deferred taxes	192,544	233,167
Other current assets	519,973	430,814

	7,991,981	8,553,913
Fixed Income Investments, held to maturity	94,500	359,750
Investments in Affiliated Companies	1,149,913	988,781
Fixed Assets	5,096,474	4,200,638
Multiclient Seismic Data	239,914	222,106
Goodwill	4,808,809	2,922,465
Intangible Assets	854,432	319,929
Deferred Taxes	304,643	331,037
Other Assets	196,201	178,873

	$20,736,867	$18,077,492

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,704,368	$3,564,854
Estimated liability for taxes on income	1,155,402	946,723
Dividend payable	148,834	124,733
Long-term debt – current portion	529,698	269,158
Bank & short-term loans	704,802	527,420

	6,243,104	5,432,888
Long-term Debt	3,930,849	3,591,338
Postretirement Benefits	710,673	707,040
Other Liabilities	252,780	249,459

	11,137,406	9,980,725

Minority Interest	–	505,182

Stockholders’ Equity:
Common stock	3,332,118	2,750,570
Income retained for use in the business	10,135,189	7,999,770
Treasury stock at cost	(2,820,462)	(2,113,276)
Accumulated other comprehensive loss	(1,047,384)	(1,045,479)

	9,599,461	7,591,585

	$20,736,867	$18,077,492

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(Stated in thousands)
Nine Months Ended Sept. 30,	2006	2005

Cash flows from operating activities:
Net Income	$2,579,235	$1,546,413
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization(1)	1,122,410	992,088
Charges and credits, net of tax & minority interest(2)	42,822	(152,157)
Income from discontinued operations	–	(7,972)
Earnings of companies carried at equity, less dividends received	(119,074)	(47,450)
Deferred income taxes	2,835	36,613
Stock-based compensation expense	83,599	29,237
Provision for losses on accounts receivable	10,605	17,374
Change in operating assets and liabilities(3)
Increase in receivables	(760,778)	(555,060)
Increase in inventories	(213,287)	(143,015)
Increase in other current assets	(79,377)	(80,482)
Increase in accounts payable and accrued liabilities	129,803	34,358
Increase in estimated liability for taxes on income	214,250	129,299
Increase in postretirement benefits	3,633	39,145
Other – net	107,183	63,250

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,123,859	1,901,641

Cash flows from investing activities:
Purchase of fixed assets	(1,619,912)	(1,098,986)
Multiclient seismic data capitalized	(120,963)	(36,512)
Capitalization of intangible assets	(11,728)	(26,641)
Proceeds from business divestitures	–	25,871
Business acquisitions and related payments, net of cash acquired	(337,733)	(93,487)
Acquisition of minority interest in WesternGeco	(2,405,927)	–
Sale of Montrouge facility	–	229,801
Sale (purchase) of investments, net	1,843,364	(236,177)
Other	(136,675)	67,955

NET CASH USED BY INVESTING ACTIVITIES	(2,789,574)	(1,168,176)

Cash flows from financing activities:
Dividends paid	(419,715)	(357,642)
Distribution to joint venture partner	(59,647)	(15,000)
Proceeds from employee stock purchase plan	62,979	48,343
Proceeds from exercise of stock options	282,652	158,553
Stock repurchase program	(948,504)	(407,604)
Proceeds from issuance of long-term debt	631,949	50,288
Repayment of long-term debt	(90,598)	(227,159)
Net change in short-term debt	171,872	(19,916)

NET CASH USED IN FINANCING ACTIVITIES	(369,012)	(770,137)

Discontinued operations – operating activities	–	(1,028)

Net decrease in cash before translation effect	(34,727)	(37,700)
Translation effect on cash	(106)	(1,982)
Cash, beginning of period	190,954	223,503

CASH, END OF PERIOD	$156,121	$183,821

(1)	Includes multiclient seismic data costs.
(2)	See Note 2 – Charges and Credits.
(3)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(Stated in thousands)
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Pension Liability	Translation Adjustment	Comprehensive Income (Loss)
Balance, January 1, 2006	$2,750,570	$(2,113,276)	$7,999,770	$(17,042)	$(291,486)	$(736,951)
Net income			2,579,235				$2,579,235
Derivatives marked to market, net of tax				21,881			21,881
Translation adjustment						(16,707)	(16,707)
Minimum pension liability					(7,381)		(7,381)
Tax benefit on minimum pension liability					302		302
Dividends declared			(443,816)
Stock repurchase plan		(948,504)
Proceeds from employee stock purchase plan	61,912	34,457
Proceeds from shares sold to optionees less shares exchanged	146,074	136,578
Shares granted to Directors	1,852	501
Purchase of PetroAlliance	260,600	69,782
Stock-based compensation expense	83,599
Tax benefit on stock options	27,511

Balance, September 30, 2006	$3,332,118	$(2,820,462)	$10,135,189	$4,839	$(298,565)	$(753,658)	$2,577,330

SHARES OF COMMON STOCK (Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2006	1,334,212,164	(156,607,946)	1,177,604,218
Employee stock plan	–	2,347,586	2,347,586
Stock repurchase plan	–	(16,131,600)	(16,131,600)
Shares sold to optionees less shares exchanged	–	9,630,140	9,630,140
Purchase of PetroAlliance	–	4,730,960	4,730,960
Shares granted to Directors	–	34,000	34,000

Balance, September 30, 2006	1,334,212,164	(155,996,860)	1,178,215,304

See Notes to Consolidated Financial Statements

Part I, Item 1

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The December 31, 2005 balance sheet information has been derived from the audited 2005 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.

Certain prior year amounts have been reclassified to conform to the current period presentation.

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

2.    Charges and Credits

2006

Second quarter of 2006:

•	As discussed in further detail in Note 5, Schlumberger acquired the 30% minority interest in WesternGeco held by Baker Hughes Incorporated for $2.4 billion in cash during the second quarter of 2006. In connection with this transaction, a pretax and after-tax charge of $21 million was recorded, representing the portion of the purchase price that was allocated to in-process research and development. Schlumberger recorded an additional $6 million of in-process research and development charges, primarily related to a small acquisition which was also completed in the second quarter of 2006. These amounts were determined by identifying research and development projects that had not yet reached technological feasibility at the time of the acquisition. These charges are classified in Research & engineering in the Consolidated Statement of Income.

•	Schlumberger recorded a pretax and after-tax loss of $9 million relating to the liquidation of certain investments in connection with the funding of the previously mentioned WesternGeco transaction. These losses are classified in Interest & other income in the Consolidated Statement of Income.

•	In connection with the settlement of the WesternGeco visa matter described in Note 15, a pretax charge of $10 million ($7 million after-tax and minority interest) was recorded in the second quarter of 2006 and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

Part I, Item 1

The following is a summary of 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net

Charges and Credits
- WesternGeco in-process R&D charge	$21.0	$–	$–	$21.0
- Loss on liquidation of investments to fund
WesternGeco transaction	9.4	–	–	9.4
- WesternGeco visa settlement	9.7	–	(3.2)	6.5
- Other in-process R&D charges	5.6	–	–	5.6

Net Charges	$45.7	$–	$(3.2)	$42.5

2005

Third quarter of 2005:

•	In the third quarter of 2005, Schlumberger recorded a pretax and after-tax gain of approximately $18 million relating to the resolution of a contingency associated with the March 2005 sale of its facility in Montrouge, France. This gain is classified in Interest & other income in the Consolidated Statement of Income.

First quarter of 2005:

•	In March 2005, Schlumberger sold its facility in Montrouge, France for $230 million resulting in a pretax and after-tax gain of approximately $146 million, which is classified in Interest & other income in the Consolidated Statement of Income. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance of approximately $51 million.

•	Schlumberger also recorded other real estate related pretax charges of approximately $12 million ($11 million after-tax), which are classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of 2005 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net

Charges and Credits
- Gain on sale of Montrouge facility	$(145.7)	$–	$(145.7)
- Contingency resolution – Montrouge facility	(17.8)	–	(17.8)
- Other real estate related charges	12.1	0.8	11.3

Net Credits	$(151.4)	$0.8	$(152.2)

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

During the first quarter of 2005, Schlumberger completed the sales of its Global Tel*Link, Public Phones and Essentis businesses for $18 million in cash. Schlumberger recognized $8 million of revenue in 2005 relating to these divested businesses.

Part I, Item 1

4.    Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

(Stated in thousands except per share amounts)
	2006			2005
Third Quarter	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations

Basic	$999,824	1,183,683	$0.84	$540,803	1,179,640	$0.46

Assumed conversion of debentures	7,197	38,210		7,197	38,210
Assumed exercise of stock options	–	21,469		–	13,996
Unvested restricted stock	–	604		–	–

Diluted	$1,007,021	1,243,966	$0.81	$548,000	1,231,846	$0.44

Nine Months	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations	Income from Continuing Operations	Average Shares Outstanding	Earnings Per Share from Continuing Operations

Basic	$2,579,235	1,182,795	$2.18	$1,538,441	1,178,596	$1.31

Assumed conversion of debentures	21,591	38,210		21,591	38,210
Assumed exercise of stock options	–	22,214		–	11,640
Unvested restricted stock	–	360		–	–

Diluted	$2,600,826	1,243,579	$2.09	$1,560,032	1,228,446	$1.27

The number of outstanding options to purchase shares of common stock which were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect, were as follows:

(Stated in millions)
	2006	2005
Third quarter	1.3	–
Nine months	1.3	14.0

5.    Acquisitions

Acquisition of WesternGeco Minority Interest

On April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Schlumberger also incurred direct acquisition costs of $6 million in connection with this transaction. As a result of this transaction, Schlumberger owns 100% of WesternGeco.

Part I, Item 1

The purchase price has been allocated to the proportionate share of net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Book value of minority interest acquired	$460

Fair value adjustments:
Technology (weighted average life of 15 years)	293
Customer relationships (life of 20 years)	153
Vessels (weighted average remaining life of 11 years)	84
Other fixed assets (weighted average remaining life of 3 years)	10
Multiclient seismic data (maximum life of 3 years)	41
Other identifiable intangible assets (life of 15 years)	49
In-process research and development (expensed immediately- see Note 2)	21
Deferred income taxes	(43)
Goodwill	1,338

Total purchase price	$2,406

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

Technology, Customer relationships and Other identifiable intangible assets

Amortization expense relating to technology (primarily representing WesternGeco proprietary Q-Technology), customer relationships and all other identifiable intangible assets acquired in this transaction was approximately $5 million in the second quarter of 2006 and $8 million in the third quarter of 2006.

Vessels and other fixed assets

In analyzing the fair value of the WesternGeco vessels it was determined that the remaining estimated useful lives of these assets exceeded the remaining estimated life currently being used to calculate depreciation expense. Therefore, the estimated remaining useful lives of the vessels were extended an additional 4 years (on a weighted average basis) as of the date of the acquisition. The impact of the fair value adjustments for all fixed assets, combined with the change in estimate regarding the depreciable lives of the vessels, resulted in a net reduction in depreciation expense of approximately $0.5 million in the second quarter of 2006 and $0.8 million in the third quarter of 2006.

Multiclient seismic data

The carrying value of the multiclient library immediately after the acquisition increased to $243 million from $202 million, reflecting the impact of the $41 million fair value adjustment. These capitalized costs will be charged to Cost of goods sold & services based on the percentage of the total costs on the balance sheet to the estimated total revenue that Schlumberger expects to receive from the sales of such data. Schlumberger policy has been that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value. After consideration of the estimated number of future years that revenues are expected to be derived from the multiclient seismic data at the time of the acquisition, Schlumberger concluded that the remaining minimum amortization period should be 3 years for all surveys in the multiclient seismic library at the time of the transaction, effectively resetting the minimum amortization period. Therefore, the $243 million of capitalized mutliclient seismic data costs will be charged to expense over a period no longer than the next 3 years from the date of the transaction. Surveys comprising the $202 million of

Part I, Item 1

multiclient seismic data costs prior to this transaction had a weighted average remaining life for purposes of computing the minimum amortization of approximately 1.8 years. Given the current emphasis on requiring multiclient projects to be significantly prefunded before the project commences, Schlumberger currently estimates that the majority of revenues to be derived from sales of new surveys will be achieved within a 4-year period. Therefore, Schlumberger will continue its policy that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value for all surveys added to the library after the date of this transaction.

The net impact of the $41 million fair value adjustment combined with the resetting of the minimum amortization period resulted in an approximate $9 million net reduction in multiclient amortization expense in the second quarter of 2006 and $10 million in the third quarter of 2006 as compared to what multiclient amortization expense would have been had this transaction not been consummated. These adjustments are currently estimated to result in a net reduction in multiclient amortization expense of approximately $9 million in the fourth quarter of 2006.

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

The $495 million purchase price paid in the second quarter of 2006 has been allocated to the proportionate share of net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Book value of minority interest acquired	$33

Fair value adjustments:
Customer relationships (life of 12 years)	69
Other identifiable intangible assets (life of 5 years)	7
Deferred income taxes	(18)
Goodwill	404

Total purchase price	$495

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill is not tax deductible.

Other Acquisitions

During 2006, Schlumberger made certain other acquisitions, none of which were significant on an individual basis, for $110 million in cash.

Under the terms of certain past acquisitions, Schlumberger has obligations to pay additional consideration if specific conditions are met. Schlumberger has made payments of $63 million during 2006 with respect to certain transactions that were consummated in prior years, which have been recorded as additional goodwill.

Proforma results relating to the above acquisitions, including the WesternGeco and PetroAlliance Services transactions, are not presented as the impact was not significant.

Part I, Item 1

6.    Investments in Affiliated Companies

Schlumberger and Smith International, Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment was $927 million on September 30, 2006 and $802 million on December 31, 2005. Schlumberger’s equity income from this joint venture, which is recorded one month in arrears was as follows:

(Stated in millions)
	2006	2005
Third Quarter	$35	$22
Nine Months	$92	$59

Schlumberger’s joint venture agreement with Smith International, Inc. contains a provision under which either party to the joint venture may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the prices specified in the offer notice.

7.    Securitization

A wholly owned subsidiary of Schlumberger had an agreement to borrow up to $250 million and sell, on an ongoing basis, an undivided interest in its accounts receivable. The amount of receivables sold under this agreement totaled $470 million at December 31, 2005 (of which $34 million was drawn). Schlumberger terminated this agreement in the first quarter of 2006.

8.    Inventory

A summary of inventory follows:

(Stated in millions)
	Sept. 30 2006	Dec. 31 2005
Raw materials & Field materials	$1,168	$976
Work in process	133	96
Finished goods	88	65

	1,389	1,137
Less reserves for obsolescence	154	127

	$1,235	$1,010

9.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
	Sept. 30 2006	Dec. 31 2005
Property plant & equipment	$13,289	$11,805
Less: Accumulated depreciation	8,193	7,604

	$5,096	$4,201

Depreciation and amortization expense relating to fixed assets were as follows:

(Stated in millions)
	2006	2005
Third Quarter	$307	$279
Nine Months	$898	$798

Part I, Item 1

10.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2005	$222
Capitalized in period	121
Fair value adjustment (see Note 5)	41
Charged to cost of goods sold & services	(144)

Balance at September 30, 2006	$240

11.    Goodwill

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2006 are as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total
Balance at December 31, 2005	$2,676	$246	$2,922
Acquisition of WesternGeco minority interest	625	713	1,338
Acquisition of PetroAlliance minority interest	404	–	404
Other additions	124	9	133
Impact of change in exchange rates	12	–	12

Balance at September 30, 2006	$3,841	$968	$4,809

12.    Intangible Assets

A summary of intangible assets follows:

(Stated in millions)
	Sept. 30 2006	Dec. 31 2005
Gross book value	$1,247	$630
Less: Accumulated amortization	393	310

	$854	$320

Amortization expense charged to income was as follows:

(Stated in millions)
	2006	2005
Third Quarter	$31	$18
Nine Months	$80	$56

At September 30, 2006, the gross book value, accumulated amortization and amortization periods of intangible assets were as follows:

(Stated in millions)
	Gross Book Value	Accumulated Amortization	Amortization Periods
Software	$427	$228	5 – 10 years
Technology	502	127	5 – 15 years
Customer Relationships	244	7	12 – 20 years
Other	74	31	1 – 15 years

	$1,247	$393

Part I, Item 1

The weighted average remaining amortization period for all intangible assets based on the net book value at September 30, 2006 is approximately 8 years.

Based on the net book value of intangible assets at September 30, 2006, amortization charged to income for the subsequent five years is estimated to be: remainder of 2006 – $33 million, 2007- $114 million, 2008 – $97 million, 2009 – $67 million, 2010 – $60 million and 2011 – $58 million.

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

Schlumberger adopted SFAS 123R effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted during the period of January 1, 1995 to December 31, 2002. Such costs will be recognized in the financial statements of Schlumberger over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. The adoption of this standard resulted in Schlumberger recording additional stock-based compensation charges of $6 million in the first quarter of 2006, $5 million in each of the second and third quarters of 2006 and it will result in an additional $5 million being recognized in the fourth quarter of 2006.

Stock Options

Officers and key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option’s maximum term is generally ten years, and options generally vest in increments over four or five years. The gain on the awards granted during the period from January 2003 to January 2006 is capped at 125% of the exercise price. Awards granted subsequent to January 2006 do not have a cap on any potential gain and generally vest in increments over five years.

The fair value of each stock option grant in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.79%
Expected volatility	32.66%
Risk free interest rate	4.30%
Expected option life	6.1 years
Weighted average fair value per share	$19.95

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

Part I, Item 1

During the third quarter of 2006, Schlumberger granted 134,600 shares of restricted stock with a weighted average fair market value of $63.545 per share. During the second quarter of 2006, Schlumberger granted 490,600 shares of restricted stock with a weighted average fair market value of $66.03 per share. The fair value of restricted shares is based upon the market price of the underlying common stock as of the date of grant. Restricted stock awards generally vest at the end of three years, with the exception of certain grants which vest over a two year period with a two year holding period. There have not been any grants to date that are subject to performance-based vesting.

Discounted Stock Purchase Plan

Under the terms of the Discounted Stock Purchase Plan (“DSPP”), employees can choose to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 92.5% of the lower of the stock price at the beginning or end of the plan period at six month intervals.

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

Dividend yield	0.89%
Expected volatility	32.24%
Risk free interest rate	4.70%
Weighted average fair value per share	$8.83

Total Stock – Based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Stock options	$23	$7	$67	$20
Restricted stock	4	–	6	–
DSPP	3	3	11	9

Total stock-based compensation expense	$30	$10	$84	$29

As of September 30, 2006, there was $252 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. Approximately $30 million is expected to be recognized over the remainder of 2006, $90 million is expected to be recognized in 2007, $74 million in 2008, $50 million in 2009, $6 million in 2010 and $2 million in 2011.

Part I, Item 1

Schlumberger applied the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for stock-based awards granted prior to January 1, 2003 been determined based on the fair value at the grant dates, consistent with the fair value method of SFAS 123, Schlumberger’s net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Net income:
As reported	$1,000	$541	$2,579	$1,546
Proforma adjustments:
Cost of Stock Options	–	(12)	–	(34)

Proforma	$1,000	$529	$2,579	$1,512

Basic earnings per share:
As reported	$0.84	$0.46	$2.18	$1.31
Proforma adjustments:
Cost of Stock Options	–	(0.01)	–	(0.03)

Pro forma	$0.84	$0.45	$2.18	$1.28

Diluted earnings per share:
As reported	$0.81	$0.44	$2.09	$1.28
Proforma adjustments:
Cost of Stock Options	–	(0.01)	–	(0.03)

Pro forma	$0.81	$0.43	$2.09	$1.25

The following table summarizes stock option activity as of September 30, 2006:

	Options (thousands)	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value ($ millions)
Outstanding at December 31, 2005	52,979	$31.38
Granted	8,898	$55.78
Exercised	(9,720)	$29.73
Forfeited	(1,550)	$27.31

Outstanding at September 30, 2006	50,607	$36.08	5.92	$1,317

Exercisable at September 30, 2006	29,970	$32.48	4.26	$886

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $313 million.

14.    Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
United States	$444	$177	$1,125	$579
Outside United States	873	563	2,355	1,491

Pretax income	$1,317	$740	$3,480	$2,070

Part I, Item 1

Schlumberger reported charges and credits in continuing operations in 2006 and 2005. These are described in more detail in Note 2—Charges and Credits. During the nine months ended September 30, 2006, Schlumberger recorded pretax charges of $46 million ($19 million in the US; $27 million outside the US). There were no charges recorded in the third quarter of 2006. During the nine months ended September 30, 2005, Schlumberger recorded net pretax credits of $152 million ($2 million of charges in the US; $154 million of credits outside the US). During the third quarter of 2005, Schlumberger recorded pretax credits of $18 million outside of the US.

The components of net deferred tax assets were as follows:

(Stated in millions)
	Sept. 30 2006	Dec. 31 2005
Postretirement and other long-term benefits	$256	$262
Current employee benefits	64	118
Fixed assets, inventory and other	172	173
Net operating losses	5	11

	$497	$564

The deferred tax assets relating to net operating losses at September 30, 2006 and December 31, 2005 are net of valuation allowances in certain countries of $222 million and $213 million, respectively.

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Current:
United States – Federal	$162	$(6)	$341	$138
United States – State	12	(1)	29	15
Outside United States	176	110	480	285

	$350	$103	$850	$438

Deferred:
United States – Federal	$(13)	$67	$18	$40
United States – State	(4)	7	9	4
Outside United States	(16)	12	(19)	55
Valuation allowance	–	(14)	(5)	(62)

	$(33)	$72	$3	$37

Consolidated taxes on income	$317	$175	$853	$475

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Third Quarter		Nine Months
	2006	2005	2006	2005
US federal statutory rate	35%	35%	35%	35%
US state income taxes	–	1	1	1
Non US income taxed at different rates	(9)	(8)	(9)	(9)
Effect of equity method investment	(1)	(1)	(1)	(1)
Minority partner’s share of LLC earnings	–	(1)	–	(1)
Valuation allowance (excluding impact of charges and credits)	–	(1)	–	–
Charges and credits	–	(1)	–	(2)
Other	(1)	–	(1)	–

Effective income tax rate	24%	24%	25%	23%

Part I, Item 1

The charges and credits described in Note 2 increased the Schlumberger effective tax rate by less than one percentage point during the nine months ended September 30, 2006 and lowered the effective tax rate by two percentage points during the nine months ended September 30, 2005. There were no charges or credits recorded during the third quarter of 2006. The charges and credits lowered the effective tax rate by one percentage point during the third quarter of 2005.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for Schlumberger on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Schlumberger is currently evaluating the impact of adopting FIN 48.

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

The Consolidated Balance Sheet includes accruals for estimated future expenditures, relating to contractual obligations, associated with business divestitures that have been completed. It is possible that the ultimate expenditures may differ from the amounts recorded. In the opinion of management, such differences are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

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

16.    Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

(Stated in millions)
	THIRD QUARTER 2006					THIRD QUARTER 2005
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
OILFIELD SERVICES
North America	$1,346	$275	$–	$135	$410	$946	$139	$–	$80	$219
Latin America	629	105	–	25	130	569	74	–	18	92
Europe/CIS/W. Africa	1,267	281	–	54	335	944	162	4	35	201
Middle East & Asia	1,019	299	–	33	332	774	202	–	24	226
Elims/Other	38	(5)	–	11	6	26	(21)	–	5	(16)

	4,299	955	–	258	1,213	3,259	556	4	162	722

WESTERNGECO	659	167	–	75	242	436	41	18	27	86

Elims & Other	(3)	(85)	–	(16)	(101)	3	(53)	3	(14)	(64)

	$4,955	$1,037	$–	$317		$3,698	$544	$25	$175

Interest Income					24					26
Interest Expense(1)					(61)					(48)
Charges and Credits(2)					–					18

					$1,317					$740

1.	Excludes interest expense included in the Segment results ($1 million in 2006; $3 million in 2005).
2.	See Note 2 Charges and Credits.

(Stated in millions)
	NINE MONTHS 2006					NINE MONTHS 2005
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
OILFIELD SERVICES
North America	$3,837	$761	$–	$401	$1,162	$2,720	$421	$–	$234	$655
Latin America	1,889	287	–	67	354	1,592	193	–	47	240
Europe/CIS/W. Africa	3,447	694	2	143	839	2,520	387	4	87	478
Middle East & Asia	2,857	822	–	103	925	2,172	539	–	68	607
Elims/Other	108	(12)	–	18	6	78	(38)	–	12	(26)

	12,138	2,552	2	732	3,286	9,082	1,502	4	448	1,954

WESTERNGECO	1,751	367	43	170	580	1,197	92	39	76	207

Elims & Other	(8)	(215)	4	(49)	(260)	7	(135)	14	(49)	(170)

	$13,881	$2,704	$49	$853		$10,286	$1,459	$57	$475

Interest Income					87					68
Interest Expense(1)					(167)					(140)
Charges and Credits(2)					(46)					151

					$3,480					$2,070

1.	Excludes interest expense included in the Segment results ($5 million in 2006; $8 million in 2005).
2.	See Note 2 Charges and Credits.

Part I, Item 1

17.    Pension and Other Postretirement Benefits

Net pension cost in the United States included the following components:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Service cost – benefits earned during period	$14	$13	$43	$39
Interest cost on projected benefit obligation	27	27	83	80
Expected return on plan assets	(35)	(28)	(99)	(81)
Amortization of prior service cost	2	2	6	7
Amortization of unrecognized net loss	7	6	20	19

Net pension cost	$15	$20	$53	$64

During 2006, Schlumberger made contributions of $203 million to its US pension plans.

Net pension cost in the United Kingdom included the following components:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Service cost – benefits earned during period	$7	$6	$20	$18
Interest cost on projected benefit obligation	10	9	31	29
Expected return on plan assets	(13)	(11)	(39)	(34)
Amortization of unrecognized loss	4	3	11	11

Net pension cost	$8	$7	$23	$24

During 2006, Schlumberger made contributions of $25 million to its UK pension plan.

Net postretirement benefit cost in the United States included the following components:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Service cost – benefits earned during period	$6	$6	$20	$21
Interest cost on accumulated postretirement benefit obligation	11	11	34	34
Amortization of unrecognized net loss	4	–	12	–
Amortization of unrecognized prior service cost	(7)	(1)	(21)	(1)

Net postretirement benefit cost	$14	$16	$45	$54

During 2006, Schlumberger made contributions of $22 million to its US postretirement benefit plans.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). FAS 158 requires companies to recognize a liability or asset to reflect the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. FAS 158 does not change how pension and other postretirement benefit costs are accounted for and reported in the statement of income. FAS 158 is effective as of December 31, 2006 for Schlumberger. Had FAS 158 been effective as of September 30, 2006, Schlumberger’s total liabilities would have increased by approximately 2% and stockholders’ equity would have decreased by approximately 2%.

18.    Capital Stock

On April 12, 2006, the stockholders of Schlumberger approved an amendment to the Schlumberger Articles of Incorporation to increase the authorized common share capital of Schlumberger (as defined in the

Part I, Item 2

Schlumberger Articles of Incorporation) from 1,500,000,000 shares to 3,000,000,000 shares. Schlumberger is now authorized to issue 3,000,000,000 shares of common stock, par value $0.01 per share, of which 1,178,215,304 and 1,177,604,218 shares were outstanding on September 30, 2006 and December 31, 2005, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

(Stated in millions)
	Third Quarter			Nine Months
	2006	2005	% chg	2006	2005	% chg
Oilfield Services
Operating Revenue	$4,299	$3,259	32%	$12,138	$9,082	34%
Pretax Segment Income [1]	$1,213	$722	68%	$3,286	$1,954	68%

WesternGeco
Operating Revenue	$659	$436	51%	$1,751	$1,197	46%
Pretax Segment Income [1]	$242	$85	183%	$580	$207	181%

1.	Pretax segment income represents the business segment’s income before taxes and minority interest. Pretax segment income excludes corporate expenses, interest income, interest expense, amortization of certain intangibles, interest on postretirement benefits, stock-based compensation costs and the Charges and Credits described in detail in Note 2 to the Consolidated Financial Statements, as these items are not allocated to the segments.

Third Quarter 2006 Compared to Third Quarter 2005

Operating revenue for the third quarter of 2006 was $4.95 billion versus $3.70 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $1.32 billion in 2006 compared to $740 million in 2005. There were no Charges and Credits in the third quarter of 2006. The 2005 results included pretax credits in the third quarter of $17.8 million. These Charges and Credits are described in detail in Note 2 to the Consolidated Financial Statements.

Net income for the third quarter of 2006 was $1.0 billion compared to $541 million in the same period of last year.

OILFIELD SERVICES

Third-quarter revenue of $4.30 billion was 4% higher sequentially and 32% higher year-on-year.

Overall sequential revenue increases were highest in the Canada, US Land, Arabian and Caspian GeoMarkets. Marked increases were also experienced in the Eastern Russia and Thailand/Vietnam GeoMarkets. Demand was particularly strong for Drilling & Measurements, Well Services, Completion Systems and Data & Consulting Services technologies. Year-on-year revenue growth was posted in all Areas with North America (up 42%), followed by Europe/CIS/Africa (up 34%), Middle-East Asia (up 32%), and Latin America (up 11%). All Technologies recorded double-digit increases, except for IPM which was up 9%.

Pretax operating income increased 8% sequentially (68% year-on-year), driven mainly by higher activity in the US Land and Canada GeoMarkets; strengthening activity in the North Sea, the Caspian, Arabian, Thailand/Vietnam, Indonesia and India GeoMarkets; and a more favorable mix of activity in Latin America. These factors resulted in sequential growth of 99 basis points (bps) in pretax operating margins to reach 28.2%.

Part I, Item 2

North America

Revenue of $1.35 billion increased 6% sequentially and 42% year-on-year. Pretax operating income of $410 million increased 9% sequentially and 88% year-on-year.

Year-on-year revenue growth was driven by the absence of any major storms in the Gulf Coast combined with an increase in ultra deep water activity, rapid increase in rig count and pricing gains in US Land, and robust activity growth in Canada. Sequentially, Canada recorded strong revenue growth from higher activity following the spring break up. Growth in US Land resulted from sustained demand for Well Services, Drilling & Measurements and Wireline technologies. This was partially offset by slightly reduced activity in the US Gulf Coast due to operator caution in anticipation of the hurricane season and by reduced activity in Alaska.

Pricing increases across the region, and the absence of any hurricane effect in the Gulf Coast drove pretax operating income growth year-on-year. Sequentially, strong returns on the significant activity increase in Canada and further strengthening of margins in US Land were offset by the falling profitability in Gulf Coast from the decline in high technology activity associated with ultra deep-water work scopes.

Area pretax operating margins expanded by 81 bps sequentially, primarily driven by higher operating leverage, sustained pricing levels and a favorable mix of higher-margin activity in Canada and US Land. This growth was partially offset by operator caution in the US Gulf Coast and reduced activity in Alaska.

Latin America

Revenue of $629 million decreased 6% sequentially but increased 11% year-on-year. Pretax operating income of $130 million increased 1% sequentially and 41% year-on-year.

Year-on-year growth was led by the Venezuela/Trinidad & Tobago GeoMarket from strong demand for Drilling & Measurements technology, the Latin America South GeoMarket which experienced a ramp up in exploration activity in Brazil and increased Well services in Argentina, and the Peru/Colombia/Ecuador GeoMarket which saw rapid growth in Well Testing services. This was partially offset by a decline in Mexico as a result of client budget-related activity decreases. Sequentially, revenue declined in the Area as the positive effects of higher Drilling & Measurements and Wireline activity and stronger product sales in the Venezuela/Trinidad & Tobago GeoMarket together with higher demand for Well Services and Well Testing technologies in the Peru/Colombia/Ecuador GeoMarket, were unable to counter client budget-related activity declines in the Mexico GeoMarket. Reduced drilling activity, coupled with the completion of an IPM project in the Latin America South GeoMarket also contributed to the overall revenue decline.

In Venezuela, discussions regarding new contracts for the drilling barges work and the settlement of certain outstanding receivables had progressed at the end of the quarter. Pending finalization of these new contracts, revenue recognition was deferred on certain work performed during the quarter. As the costs associated with this work were also deferred, this did not have a significant impact on the Area’s pretax operating income.

Continued rising profitability in Drilling and Measurements and strong returns on increased Well Testing activity accounted for year-on-year gains in pretax operating income. The strong sequential gain in pretax operating margins of 135 bps was driven by a more favorable activity mix in both the Latin America South and Venezuela/Trinidad & Tobago GeoMarkets and improved margins on integrated projects in Mexico, primarily as a result of reduced levels of lower margin third-party billings.

Europe/CIS/West Africa

Revenue of $1.27 billion increased 7% sequentially and 34% year-on-year. Pretax operating income of $335 million increased 14% sequentially and 67% year-on-year.

Year-on-year, strong double-digit revenue growth was achieved in all GeoMarkets with commencement of several integrated projects in North Africa, increased exploration activity in the Caspian, rapid take up of Drilling & Measurements technologies in Nigeria, strong demand for new technology offerings in the North Sea

Part I, Item 2

as a result of work scopes shifting to more complex environments, and increased offshore exploration activities in East Russia. Sequential revenue growth in the Area was driven by higher activity in the Caspian and Eastern Russia GeoMarkets, and strong demand for higher-margin technologies in the North Sea. Overall growth in Russia resulted from higher land drilling activity and the seasonal pick-up in offshore activity in Sakhalin. Sequential growth was further boosted by higher rig count in Nigeria and pricing gains and extended Wireline activities in the West and South Africa GeoMarket.

Year-on-year pretax operating increases came from strong margins on the Caspian exploration activity, a move to premium priced offshore activity in Central Europe, and strong returns in the North Sea from pricing gains, increased application of new technologies and a move to more complex operating environments. Sequential gains in pretax operating margin of 156 bps resulted from a more favorable mix of technologies offshore in the Caspian, pricing and technology gains in the North Sea and stronger returns on higher-margin offshore activities in the Eastern Russia GeoMarket.

Middle East & Asia

Revenue of $1.02 billion increased 5% sequentially and 32% year-on-year. Pretax operating income of $332 million increased 3% sequentially and 47% year-on-year.

Year-on-year revenue growth came from the rapid rig count increase in the Arabian GeoMarket, increased exploration activity in the Thailand/Vietnam GeoMarket, and strong demand for Drilling and Measurements and Well Testing Services in the Australia/New Zealand/Papua New Guinea GeoMarket.

The sequential revenue growth resulted from higher rig count and gas exploration in the Arabian GeoMarket; exploration activity in the Thailand/Vietnam GeoMarket; increased drilling activity in the Australia/New Zealand/Papua New Guinea GeoMarket coupled with higher artificial lift product sales in the East Mediterranean GeoMarket.

Year-on-year, the rising rig count, pricing gains and improved utilization of resources generated strong margin growth in pretax operating income. Sequential operating income growth was driven by expansion of higher margin Drilling & Measurements Scope and PowerDrive services, Well Testing activities and Completion Systems product sales. The growth was attenuated by lower-margin sales in China and the end of a deepwater Well Services project in Malaysia.

WESTERNGECO

Third-quarter revenue of $659 million was 17% higher sequentially and 51% higher compared to the same period last year. Pretax operating income of $242 million improved 35% sequentially and 183% year-on-year.

The sequential revenue increase was driven by significant Multiclient sales arising from the E-Dog survey in North America as well as Multiclient sales in other regions following the seasonal low of the second quarter. Marine revenue increased through higher pricing and utilization, which reached 97% during the quarter, with the bulk of the marine fleet operating in Asia, Europe and North America. Land revenue declined due to weather-related shutdowns in South America and the Middle East coupled with the completion of projects in Saudi Arabia. During the quarter, WesternGeco mobilized a new Q-Land* crew in Libya and relocated the Q-Land crew from Egypt to Qatar following the completion of projects in the Western Desert. Data Processing revenue decreased with a reduction in activity in North America where resources were focused on the processing of multiclient surveys.

The year-on-year revenue increase was led by Multiclient sales which increased 112% to $201 million. Marine revenue increased 43% with overall vessel utilization (including paid transits) at 97% in the current year, versus 92% in the previous year, augmented by improved pricing and contractual terms.

Pretax operating margins improved sequentially by 482 bps to reach 36.8%. The higher utilization and improved pricing in Marine drove strong sequential improvement in pretax operating income. Multiclient margins increased on higher revenue following the seasonal reduction in activity during the second quarter. This growth was partially offset by Land due to lower utilization, while Data Processing remained flat.

Part I, Item 2

The year-on-year increase in pretax operating income was led by Marine as a result of higher utilization, and improved pricing and contractual terms while Multiclient increased due to higher sales in North America.

Nine Months 2006 Compared to Nine Month 2005

Operating revenue for the nine month period ended September 30, 2006 was $13.88 billion versus $10.29 billion for the same period last year. Income from continuing operations before income taxes and minority interest was $3.48 billion in 2006 compared to $2.07 billion in 2005. The 2006 results include pretax charges of $46 million, while the 2005 results include net pretax credits of $151 million. These Charges and Credits are described in detail in Note 2 to the Consolidated Financial Statements.

Net income for the nine month period ended September 30, 2006 was $2.58 billion compared to $1.55 billion in 2005. Net income in 2005 includes a gain from discontinued operations of $8 million.

OILFIELD SERVICES

Nine months revenue of $12.14 billion was 34% higher than the same period last year. Pretax operating income of $3.29 billion increased 68%. Revenue growth was strongest in the Saudi Arabia/Kuwait/Bahrain/Pakistan, East Russia, Australasia, North Africa, and US Land GeoMarkets. All Technologies have generated double-digit growth.

North America

Revenue of $3.84 billion increased 41% compared to the same period last year. Pretax operating income of $1.16 billion increased 77%. Growth was driven by rising activity levels in US Land and Canada as a result of robust commodity prices and pricing improvements. In the Gulf Coast growth came from the increase in ultra deep-water activity and the absence of any significant storms. Strong double-digit revenue growth was achieved in all Technologies with the exception of Schlumberger Information Solutions.

Latin America

Revenue of $1.89 billion was 19% higher compared to the same period last year. Pretax operating income of $354 million increased 48%. Increases were highest in Venezuela/Trinidad & Tobago from increased Drilling & Measurements and Well Services activity coupled with strong demand for completion products in Trinidad. Strong growth was also generated in Latin America South as a result of the introduction of the SCOPE family in Drilling & Measurements combined with increased Well Testing in Brazil and Argentina, while Peru/Columbia/Ecuador growth was driven by ramp up in activity in Columbia, partially offset by several well construction projects coming to an end. Mexico growth has been hampered by the extended presidential elections that caused budget increases on key projects to be put on hold. Technology revenue growth was lead by Drilling & Measurements, Data Consulting Services and Completion Systems.

Europe/CIS/West Africa

Revenue of $3.45 billion increased 37% compared to the same period last year. Pretax operating income of $839 million increased 75%. All GeoMarkets posted strong double-digit growth lead by Russia, with the inclusion of a full nine months of PetroAlliance Services activity (as compared to 4 months in the prior year period) and ramp-up in drilling programs across the region, which more than offset the impact of the severe winter weather at the start of the year. North Africa experienced strong growth from Integrated Project Management and Well Testing. Nigeria increases come from increased demand for the stimulation vessel and other well services, while North Sea, and West & South Africa growth was driven by strong take up of new technologies in Wireline and Drilling & Measurements coupled with pricing momentum. Year-on-year double-digit revenue growth was achieved in all Technologies, lead by Integrated Project Management and Drilling & Measurements.

Part I, Item 2

Middle East & Asia

Revenue of $2.86 billion was 32% higher compared to the same period last year. Pretax operating income of $925 million increased 52%. Rapid increase in rig count in Saudi Arabia (up 56% year-on-year) has fuelled exceptional growth in the Arabian GeoMarket, while increased levels of exploration and other drilling activity have enhanced revenues in Australasia. Brunei/Malaysia/Philippines saw increased activity on the BIMA rig management and BOKOR integrated projects and significant increases in demand for well services and Drilling & Measurements. East Mediterranean growth came from increased logging and drilling activity. This was partially offset by declining activity in Iran with the present political unrest impacting growth, and the absence of rig management services in Indonesia. Completion Services and Drilling and Measurements led technology revenue growth in the region.

WESTERNGECO

Nine month revenue for WesternGeco of $1.75 billion was 46% higher compared to the same period last year with all product lines contributing to the strong growth.

The strong increase in Marine revenue was mainly due to significantly higher vessel fleet utilization, continued strong demand for Q-Marine technology coupled with better pricing and terms and conditions on most contracts. Marine activity increased mainly in Europe, Asia, India, North America, North Africa and the Middle East. Land increased primarily in North Africa and, to a lesser extent, in South America. Multiclient sales increased in North America, reflecting a strong multiclient market and the success of large reprocessing projects. Data Processing increased significantly, predominantly in India and North Africa.

Pretax income of $580 million improved by $373 million year-on-year. The income growth was mainly attributable to Marine with higher Q-activity, improved pricing and contractual terms and increased Multiclient sales with strong margins.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Interest income	$25	$27	$90	$70
Equity in net earnings of affiliated companies	46	29	119	75
Loss on liquidation of investments to fund the
WesternGeco transaction [1]	–	–	(9)	–
Gain on sale of Montrouge facility	–	18	–	163
Other	–	6	–	7

	$71	$80	$200	$315

1.	See discussion of Charges and Credits in Note 2 to the Consolidated Financial Statements.

Interest Income

The average return on investment increased from 3.4% in the third quarter of 2005 to 5.1% in the third quarter of 2006 and the weighted average investment balance of $2.0 billion in 2006 decreased $1.16 billion compared to 2005. The decrease in the weighted average investment balance is primarily attributable to the funding of the WesternGeco transaction.

The average return on investment increased from 3.1% in the first nine months of 2005 to 4.5% in the first nine months of 2006 and the weighted average investment balance of $2.7 billion in 2006 decreased $326 million compared to 2005.

Part I, Item 2

Equity in Net Earnings of Affiliated Companies

The increase in equity in net earnings of affiliated companies is primarily due to the results of the drilling fluids joint venture that Schlumberger operates with Smith International, Inc. combined with the positive impact from recent minority interest investments.

Interest Expense

Interest expense of $62.4 million in the third quarter of 2006 increased by $11.7 million compared to the same period last year. The weighted average borrowing rates of 4.7% increased in the third quarter of 2006 from 4.5% in the same period last year. The weighted average debt balance of $5.2 billion in the third quarter of 2006 increased by $748 million compared to the same period last year. The increase in the weighted average debt balance is primarily attributable to the funding of the WesternGeco transaction.

Interest expense of $171.6 million in the first nine months of 2006 increased by $24.0 million compared to the same period last year. The weighted average borrowing rates of 4.6% increased in the first nine months of 2006 from 4.4% in the same period last year. The weighted average debt balance of $5.0 billion in the first nine months of 2006 increased by $455 million compared to the same period last year, primarily due to the funding of the WesternGeco transaction.

Gross Margin and Other

Gross margin was 32.0% and 25.3% in the third quarters of 2006 and 2005, and 30.6% and 24.9% in the nine month periods ended September 30, 2006 and 2005, respectively. The increase in gross margin is primarily due to higher activity, increased pricing, stronger demand for higher-margin technologies, and operating efficiency improvements.

As a percentage of revenue, research & engineering, marketing and general & administrative expenses for the third quarter and nine months ended September 30, 2006 and 2005 are as follows:

	Third Quarter		Nine Months
	2006	2005	2006		2005
Research and engineering	3.0%	3.5%	3.2	% *	3.6%
Marketing	0.4%	0.4%	0.4%		0.4%
General and administrative	2.2%	2.3%	2.2%		2.4%

*	Includes $27 million of in-process research and development charges. [1]

Research and engineering expenditure, by segment was as follows:

(Stated in millions)
	Third Quarter		Nine Months
	2006	2005	2006	2005
Oilfield Services	$130	$115	$373	$332
WesternGeco	18	12	45	37
In-process R&D charges [1]	–	–	27	–
Other	2	1	5	2

	$150	$128	$450	$371

1.	See discussion of Charges and Credits in Note 2 to the Consolidated Financial Statements.

Effective Tax Rate

The effective tax rate in the third quarter of 2006 was 24.1% compared to 23.6% in the third quarter of last year. The results in the third quarter of 2005 included a pretax and after-tax gain of approximately $18 million

Part I, Item 2

relating to the resolution of a real estate related contingency associated with the March 2005 sale of a facility in Montrouge, France. This transaction served to reduce the effective rate in third quarter of 2005 by approximately 0.6%.

The effective tax rate for the first nine months of 2006 was 24.5% compared to 22.9% in the prior year. The rate in 2005 reflects the impact of the $163 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance and had the effect of lowering the effective tax rate during the first nine months of 2005 by 2.0%.

Stock-Based Compensation and Other

As discussed in further detail in Note 13 to the Consolidated Financial Statements for the third quarter ended September 30, 2006, Schlumberger adopted the provisions of SFAS 123R (Share-Based Payment) effective January 1, 2006. The adoption of this standard resulted in Schlumberger recording $6 million of additional stock-based compensation charges in the first quarter of 2006, $5 million in each of the second and third quarters of 2006 and it will result in an additional $5 million being recognized in the fourth quarter of 2006.

Stock-based compensation expense was $30 million in the third quarter of 2006 compared to $10 million in the third quarter of the prior year, and $84 million for the nine months ended September 30, 2006 compared to $29 million for the nine months ended September 30, 2005. Total stock-based compensation expense for all of fiscal 2005 was $40 million and it is currently estimated to be $114 million in 2006.

This increase in stock-based compensation expense primarily reflects the full impact of the adoption of both SFAS 123 (adopted by Schlumberger effective January 1, 2003 on a prospective basis for grants after January 1, 2003- see Note 13) and SFAS 123R, as well as an increase in the fair value of stock-based awards due to the increase in Schlumberger stock price.

As previously disclosed, during the third quarter of 2006 Schlumberger relocated its United States corporate offices from New York to Texas. Schlumberger will also relocate its United States research center from Ridgefield to Boston in the fourth quarter of 2006. Schlumberger currently estimates that it will incur approximately $30 million in incremental expenses in connection with these moves in 2006. To date, Schlumberger has incurred approximately $14 million in such costs ($10 million in the third quarter of 2006).

CASH FLOW

On April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Approximately 50% of the purchase price was funded from Schlumberger’s cash and investments. The remaining 50% was financed through existing Schlumberger credit facilities.

In September 2006, Schlumberger Finance B.V. issued €400 million Guaranteed Floating Rate Notes due 2009. Interest is payable quarterly at the rate of 10 basis points over 3-month Euribor. Schlumberger entered into an agreement to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this US dollar denominated debt on which Schlumberger Finance B.V. will pay interest in US dollars at the rate of 3-month LIBOR plus 0.0875%. The proceeds from these notes were used to repay commercial paper borrowings.

On April 20, 2006, the Board of Directors of Schlumberger approved a new share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions. During the third quarter of 2006, Schlumberger acquired 8.11 million shares on the open market at an average price of $59.39 per share. During the nine months ended September 30, 2006, Schlumberger acquired 16.13 million shares on the open market at an average price of $58.80 per share under its previous and current share buy-back programs.

During the first nine months of 2006, cash provided by operations was $3.1 billion as net income, depreciation/amortization and other non-cash adjustments were partially offset by increases in customer

Part I, Item 2

receivables resulting from the increased activity levels. Cash provided by operating activities reflects a US pension funding contribution of $203 million. Cash used by investing activities of $2.79 billion primarily was due to capital expenditures ($1.62 billion), the acquisition of 30% minority interest in WesternGeco ($2.41 billion) and the sales of investments ($1.84 billion). Cash used in financing activities was $369 million as the payment of dividends to shareholders ($420 million) and stock repurchase plan ($949 million) were only partially offset by the proceeds from employee stock plans ($346 million) and the net increase in debt ($713 million).

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

(Stated in millions)
	Sept. 30 2006	Sept. 30 2005
Net Debt, beginning of year	$(532)	$(1,459)
Income from continuing operations	2,579	1,538
Charges and credits, net of tax	43	(152)
Excess of equity income over dividends received	(119)	(47)
Depreciation and amortization [1]	1,122	992
Increase in working capital requirements	(476)	(410)
US pension and postretirement benefit plans contributions	(225)	(171)
Capital expenditures [1]	(1,741)	(1,135)
Dividends paid	(420)	(358)
Proceeds from employee stock plans	346	207
Stock repurchase program	(949)	(408)
Acquisition of minority interest in WesternGeco	(2,406)	–
Other business acquisitions and related payments	(331)	(90)
Distribution to joint venture partner	(60)	(15)
Net debt acquired	–	(50)
Proceeds from the sale of the Montrouge facility	–	230
Proceeds from business divestitures	–	22
Other	53	184
Translation effect on net debt	(54)	86

Net Debt, end of period	$(3,170)	$(1,036)

1.	Includes Multiclient seismic data costs.

(Stated in millions)
	Sept. 30	Sept. 30	Dec. 31
Components of Net Debt	2006	2005	2005
Cash and short term investments	$1,901	$3,003	$3,496
Fixed income investments, held to maturity	95	379	360
Bank loans and current portion of long-term debt	(1,235)	(674)	(797)
Long-term debt	(3,931)	(3,744)	(3,591)

	$(3,170)	$(1,036)	$(532)

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of

Part I, Item 3, 4

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

Item 4:    Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of Schlumberger management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by Schlumberger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

*Mark of Schlumberger

Part II, Item 1, 1A, 2, 3

PART II. OTHER INFORMATION

Item 1:    Legal Proceedings

The information with respect to Item 1 is set forth under the heading Contingencies on page 18 of this Report, within the Notes to Consolidated Financial Statements.

Item 1A:    Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I—“Item 1A Risk Factors” in Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect Schlumberger’s business, financial condition, results of operations, cash flows or prospects. The risks described in Schlumberger’s Annual Report on Form 10-K are not the only risks facing Schlumberger. Additional risks and uncertainties not currently known to Schlumberger or that Schlumberger currently deems to be immaterial also may materially adversely affect Schlumberger’s business, financial condition, results of operations, cash flows or prospects.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger approved a share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the quarter ended September 30, 2006:

(Stated in thousands except per share amounts)
	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
July 1 through July 31, 2006	367.2	$62.10	367.2	36,038.1
August 1 through August 31, 2006	1,848.9	$64.54	1,848.9	34,189.2
September 1 through September 30, 2006	5,892.0	$57.61	5,892.0	28,297.2

	8,108.1	$59.39	8,108.1

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

Part II, Item 4, 5, 6

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

Date: October 25, 2006	SCHLUMBERGER LIMITED (REGISTRANT)

/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer and Duly Authorized Signatory