Form 10-K
period 2006-12-31
SCHLUMBERGER LTD /NV/
filed 2007-02-16
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-4601

Schlumberger N.V. (Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Netherlands Antilles	52-0684746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5599 San Felipe, 17th Floor Houston, Texas, United States of America	77056

42, rue Saint-Dominique Paris, France	75007

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:

(713) 513-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris Euronext Amsterdam The London Stock Exchange SWX Swiss Exchange

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

As of June 30, 2006, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $74.9 billion.

As of January 31, 2007, Number of Shares of Common Stock Outstanding: 1,178,543,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated herein by reference into Part III of this Form 10-K: Definitive Proxy Statement for the 2007 Annual General Meeting of Stockholders (“Proxy Statement”).

SCHLUMBERGER LIMITED

Form 10-K

Part I, Item 1

PART I

Item 1    Business

All references herein to “Registrant”, “Company” and “Schlumberger” refer to Schlumberger Limited and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading oilfield services company, supplying technology, project management and information solutions that optimize performance in the oil and gas industry. As of December 31, 2006, the Company employed approximately 70,000 people of over 140 nationalities operating in approximately 80 countries. Schlumberger has principal executive offices in Houston, Paris, and The Hague and consists of two business segments – Schlumberger Oilfield Services and WesternGeco. Schlumberger Oilfield Services is the world's premier oilfield services company supplying a wide range of technology services and solutions to the international petroleum industry. WesternGeco is the world's largest and most technologically advanced surface seismic company.

Schlumberger Oilfield Services is the world’s leading provider of technology, project management and information solutions to the international oil and gas exploration and production industry. Schlumberger Oilfield Services manages its business through 29 Oilfield Services GeoMarket* regions, which are grouped into four geographic areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions.

Schlumberger invented wireline logging as a technique for obtaining downhole data in oil and gas wells. Today, Schlumberger Oilfield Services operates in each of the major oilfield service markets, providing services that cover the entire life cycle of the reservoir. These services, in which Schlumberger holds a number of market leading positions, are organized into ten technology-based product and service lines, or Technologies, to capitalize on technical synergies and introduce innovative solutions within the GeoMarket regions. The Technologies are also responsible for overseeing operational processes, resource allocation, personnel and quality, health, safety, and environmental matters in the GeoMarket.

The Technologies are:

•

Wireline – provides the information necessary to evaluate the subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate production. Wireline offers both open-hole and cased-hole services.

•	Drilling & Measurements – supplies directional drilling, measurements-while-drilling and logging-while-drilling services.

•	Well Testing – provides exploration and production well testing services. These include surface and downhole testing and perforating services.

•

Well Services – provides services to construct oil and gas wells, as well as maintain optimal production through the life of an oil and gas field. These include pressure pumping, well stimulation services, coiled tubing, cementing and engineering services.

•	Completions – provides completion services, including intelligent well completions.

•	Artificial Lift – provides production optimization services using electrical submersible pumps and other artificial lift mechanisms.

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

Part I, Item 1

One other service line, Integrated Project Management (IPM), provides consulting, project management and engineering services for use in well construction and production management projects to leverage Schlumberger’s technology-based expertise.

Supporting the ten Technologies are 20 research and development (R&D) centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing all of these goals in a safe and environmentally sound manner.

Schlumberger Oilfield Services uses its own personnel to market its products and services. The customer base, business risks, and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers and the labor force is interchangeable. Technological innovation, quality of service, and price are the principal methods of competition. Competition varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, well testing, measurement-while-drilling, logging-while-drilling and directional drilling services, as well as fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger offerings are non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

Schlumberger is a 40% owner in M-I Drilling Fluids, a joint venture with Smith International, which offers drilling and completion fluids used to stabilize subsurface rock strata during the drilling process and minimize formation damage during completion and workover operations.

WesternGeco, the world’s most technologically advanced seismic company, provides comprehensive reservoir imaging, monitoring, and development services, with the most extensive seismic crews and data processing centers in the industry, as well as a leading multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. WesternGeco benefits from full access to the Schlumberger research, development and technology organization and shares similar business risks, opportunities for growth, principal methods of competition and means of marketing as Schlumberger Oilfield Services. Seismic solutions include proprietary Q* technology for enhanced reservoir description, characterization, and monitoring throughout the life of the field—from exploration through enhanced recovery. Other WesternGeco solutions include development of controlled-source electromagnetic and magneto-telluric surveys and their integration with seismic data.

Positioned for meeting a full range of customer needs in land, marine and shallow-water transition-zone services, WesternGeco offers a wide scope of technologies and services:

•	Land Seismic – provides comprehensive resources for seismic data acquisition on land and across shallow-water transition zones.

•

Marine Seismic – provides industry-standard marine seismic acquisition and processing systems as well as a unique, industry-leading, fully calibrated single-sensor marine seismic system, delivering the seismic technology breakthrough needed for new-generation reservoir management.

•	Multiclient Services – supplies high-quality seismic data from the multiclient data library.

•	Reservoir Services – provides the people, tools and technology to help customers capture the benefits of a completely integrated approach to locating, defining and monitoring the reservoir.

•	Data Processing – offers extensive seismic data processing centers for complex processing projects.

Acquisitions

Information on acquisitions made by Schlumberger or its subsidiaries appears in Note 4 of the Consolidated Financial Statements.

Part I, Item 1

GENERAL

Research Centers

Research to support the engineering and development efforts of Schlumberger activities is conducted at Cambridge, Massachusetts, United States; Cambridge, England; Stavanger, Norway; Moscow, Russia; and Dhahran, Saudi Arabia.

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

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no significant backlog due to the nature of its business. The WesternGeco backlog at December 31, 2006, was $1.1 billion (2005: $790 million), the majority of which is expected to be realized in 2007.

Government Contracts

No material portion of Schlumberger’s business is subject to renegotiation of profits or termination of contracts by the United States or other governments.

Employees

As of December 31, 2006, Schlumberger had approximately 70,000 employees.

Financial Information

Financial information by business segment for the years ended December 31, 2006, 2005 and 2004 is provided in Note 19 of the Consolidated Financial Statements.

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

Schlumberger’s corporate governance materials, including Board Committee Charters, Corporate Governance Guidelines and Code of Ethics, may also be found at www.slb.com/ir. From time to time, corporate governance materials on our website may be updated to comply with rules issued by the SEC and the New York Stock Exchange (“NYSE”) or as desirable to promote the effective governance of Schlumberger. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC or NYSE rules will be disclosed on our website.

Part I, Item 1,1A

Any stockholder wishing to receive, without charge, a copy of any of the SEC filings or corporate governance materials should write the Secretary, Schlumberger Limited, 5599 San Felipe, 17th Floor, Houston, Texas 77056.

Schlumberger has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Report. In 2006, Schlumberger submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. In 2007, Schlumberger expects to submit this certification to the NYSE after the Annual General Meeting of Stockholders.

The information on our website or any other website is not incorporated by reference in this Report.

Item 1A    Risk Factors

We urge you to carefully consider the risks described below and the other information in this Report. If any of the risks described below or elsewhere in this Report were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations.

Demand for the majority of our oilfield services is substantially dependent on the level of expenditures by the oil and gas industry. A substantial or an extended decline in oil or gas prices could result in lower expenditures by the oil and gas industry and reduce our operating revenue.

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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely impact our operating results.

Part I, Item 1A

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the approximately 80 countries in which we operate.

Our non-United States operations accounted for approximately 72% of our consolidated revenue in 2006, 75% in 2005 and 74% in 2004. Operations in countries other than the United States are subject to various risks, including:

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

In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan and Cuba, which are subject to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations.

The occurrence of any of the risks described above could reduce our earnings and our cash available for operations.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives, environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damage without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

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

Part I, Item 1A

We could be subject to substantial liability claims, which would adversely affect our results and financial condition.

Certain equipment used in the delivery of oilfield services, such as directional drilling equipment, perforating systems, subsea completion equipment, radioactive materials and explosives and well completion systems, are used in hostile environments, such as exploration, development and production applications. An accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment, and suspension of operations. Our insurance may not adequately protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could reduce our earnings and our cash available for operations.

Our ability to maintain technology leadership in the form of services and products could affect any competitive advantage we hold.

If we are unable to develop and produce competitive technology or deliver them to our clients in the form of services and products in a timely and cost-competitive manner in the various markets we serve, it could materially reduce our operating revenue and net income.

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

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available we might not be able to continue providing a particular product or service, which would reduce our operating revenue. Additionally, developing non-infringing technologies would increase our costs.

Failure to obtain and retain skilled technical personnel could impede our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases. In periods of high utilization it may become more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

Severe weather conditions may affect our operations

Our business may be materially affected by severe weather conditions in certain areas where we operate. This may entail the evacuation of personnel and stoppage of services. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of activities until the platforms or structures have been repaired. Any of these events may have a material adverse effect on our operating revenue.

Part I, Item 1B,2,3,4

Item 1B    Unresolved Staff Comments

None

Item 2    Properties

Schlumberger owns or leases manufacturing facilities, administrative offices, service centers, research centers, data processing centers, sales offices and warehouses throughout the world. No significant lease is scheduled to terminate in the near future, and Schlumberger believes comparable space is readily obtainable should any lease expire without renewal. Schlumberger believes its properties are generally well maintained and adequate for the intended use.

Outside the United States the principal owned or leased facilities of Oilfield Services are located in Beijing, China; Clamart, France; Fuchinobe, Japan; Oslo, Norway; Singapore; and Abingdon, Cambridge and Stonehouse, United Kingdom. Within the United States, the principal owned or leased facilities of Oilfield Services are located in Boston, Massachusetts; and Houston, Rosharon and Sugar Land, Texas.

The principal owned or leased facilities of WesternGeco are located in Bergen and Oslo, Norway; Gatwick, United Kingdom; Houston, Texas, United States; and Mumbai, India.

Item 3    Legal Proceedings

The information with respect to Item 3 is set forth in Note 18 of the Consolidated Financial Statements.

Item 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Schlumberger’s security holders during the fourth quarter of the fiscal year covered by this Report.

Executive Officers of Schlumberger

Information with respect to the executive officers of Schlumberger and their ages as of February 15, 2007 is set forth below. The positions have been held for at least five years, except where stated.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	60	Chairman and Chief Executive Officer, since February 2003; President and Chief Operating Officer, March 2002 to February 2003; and Executive Vice President – Oilfield Services, January 1999 to March 2002.

Jean-Marc Perraud	59	Executive Vice President and Chief Financial Officer, since March 2002; and Controller and Chief Accounting Officer, April 2001 to March 2002. Mr. Perraud will become Senior Financial Advisor to the Chairman effective March 1, 2007.

Chakib Sbiti	52	Executive Vice President, since February 2003; and President Oilfield Services Middle East & Asia, July 2001 to February 2003.

Dalton Boutte	52	Executive Vice President, since February 2004 and President WesternGeco, since January 2003; and Vice President OFS Operations, May 2001 to January 2003.

Ellen Summer	60	Secretary and General Counsel, since March 2002; and Director of Legal Services, April 2001 to March 2002.

Simon Ayat	52	Vice President Treasurer since February 2005; Vice President, Controller and Business Processes, December 2002 to February 2005; and Vice President Finance SchlumbergerSema, April 2001 to December 2002. Mr. Ayat will become Executive Vice President and Chief Financial Officer effective March 1, 2007.

Part I, Item 4

Name	Age	Present Position and Five-Year Business Experience

Ashok Belani	48	Vice President and Chief Technology Officer since April, 2006; Senior Advisor, Technology, January 2006 to April 2006; Director, President and Chief Executive Officer NPTest, May 2002 to December 2006; and Chief Information Officer, September 2001 to May 2002.

Jean Chevallier	59	Vice President Industry Affairs, since February 2005; Seconded to Atos Origin February 2004 to February 2005; and Vice President Business Development SchlumbergerSema, September 2001 to February 2004.

Mark Corrigan	48	Vice President Operations Oilfield Services, since April, 2006; President, Well Services, February 2003 to April, 2006; and Testing & Completion Systems General Manager, December 2000 to February 2003.

Mark Danton	50	Vice President – Director of Taxes, since January 1999.

Howard Guild	35	Chief Accounting Officer since July 2005; Director of Financial Reporting from October 2004 to July 2005; and PricewaterhouseCoopers LLP, Senior Manager from July 2001 to October 2004.

Philippe Lacour-Gayet	59	Vice President and Chief Scientist, since January 2001.

Paal Kibsgaard	39	Vice President – Personnel, since April 2006; President, Drilling and Measurements, January 2003 to April 2006; Business Development Manager Formation Evaluation, June 2002 to January 2003; and OFS GeoMarket Manager Caspian, September 2000 to June 2002.

Jean-Francois Poupeau	45	VP Communications & Investor Relations, since April 2006; Vice President OFS Product Marketing, July 2004 to April 2006; and OFS GeoMarket Manager, China, Japan, Korea, Taiwan, June 2001 to July 2004.

Sophie Zurquiyah-Rousset	40	Chief Information Officer, since December 2006; Director of Personnel, Oilfield Services, April 2005 to December 2006; OFS GeoMarket Manager Latin America South, February 2003 to April 2005; and Schlumberger Conveyance and Delivery Center Manager, July 2000 to February 2003.

Part II, Item 5

PART II

Item 5	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2007, there were 1,178,453,838 shares of the common stock of Schlumberger outstanding, exclusive of 155,758,326 shares held in treasury, and approximately 19,200 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange where it is traded under the symbol “SLB”.

Schlumberger’s common stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SWX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger common stock as reported by the New York Stock Exchange (composite transactions), together with dividends declared per share in each quarter of 2006 and 2005, were:

	Price Range		Dividends Declared
	High	Low
2006
QUARTERS
First	$65.875	$49.200	$0.1250
Second	74.750	54.000	0.1250
Third	68.550	54.730	0.1250
Fourth	69.300	56.850	0.1250

2005
QUARTERS
First	$39.160	$31.570	$0.1050
Second	39.225	32.310	0.1050
Third	43.900	37.425	0.1050
Fourth	51.490	38.650	0.1050

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to the ownership of such shares.

On January 18, 2007, Schlumberger announced that the Board of Directors had approved a 40% increase in the quarterly dividend, to $0.175 per share. The increase is effective commencing with the dividend payable on April 6, 2007 to shareholders of record on February 21, 2007.

The following graph compares the yearly percentage change in the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the published Standard & Poor’s 500 Stock Index and the cumulative total return on Value Line’s Oilfield Services Industry Group over the preceding five-year period. The following graph is being furnished pursuant to Securities and Exchange Commission rules. It will not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent Schlumberger specifically incorporates it by reference.

Part II, Item 5

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG SCHLUMBERGER LIMITED, S&P 500 INDEX

AND VALUE LINE’S OILFIELD SERVICES INDUSTRY INDEX

Assumes $100 invested on December 31, 2001 in Schlumberger Limited stock, in the S&P 500 Index and in Value Line’s Oilfield Services Industry Index. Reflects reinvestment of dividends on the last day of the month of payment and annual reweighting of the Industry Peer Index portfolio.

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger approved a share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2006.

(Stated in thousands except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program

October 1 through October 31, 2006	362.5	$60.61	362.5	27,934.7
November 1 through November 30, 2006	528.6	$64.36	528.6	27,406.1
December 1 through December 31, 2006	970.0	$65.31	970.0	26,436.1

	1,861.1	$64.12	1,861.1

Part II, Item 5,6

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

Item 6    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data”:

(Stated in millions except per share amounts)

Year Ended December 31,	2006	2005	2004	2003	2002

SUMMARY OF OPERATIONS
Operating revenue:
Oilfield Services	$16,767	$12,648	$10,239	$8,823	$8,171
WesternGeco	2,471	1,662	1,238	1,183	1,476
Eliminations and other	(8)	(1)	3	11	10

Total operating revenue	$19,230	$14,309	$11,480	$10,017	$9,657

% increase over prior year	34%	25%	15%	4%	(11)%
Pretax Segment income:
Oilfield Services	$4,603	$2,805	$1,801	$1,537	$1,278
WesternGeco	853	317	124	(20)	71
Eliminations and other	(346)	(233)	(208)	(142)	(115)

Pretax Segment income	$5,110	$2,889	$1,717	$1,375	$1,234

% increase over prior year	77%	68%	25%	11%	(27)%
Interest income [1]	113	98	54	49	68
Interest expense [1]	229	187	201	329	364
Charges (Credits) [2]	46	(172)	243	638	283
Taxes on income [2]	1,190	682	277	210	252
Minority interest [2]	(49)	(91)	(36)	151	86

Income from Continuing Operations [3]	$3,710	$2,199	$1,014	$398	$489
Income (loss) from Discontinued Operations	–	8	210	(15)	(2,809)

Net income (loss)	$3,710	$2,207	$1,224	$383	$(2,320)

Basic earnings per share
Income from Continuing Operations	$3.14	$1.87	$0.86	$0.34	$0.42
Income (loss) from Discontinued Operations	–	0.01	0.18	(0.01)	(2.43)

Net income (loss) per share [3]	$3.14	$1.87	$1.04	$0.33	$(2.00)

Diluted earnings per share
Income from Continuing Operations	$3.01	$1.81	$0.85	$0.34	$0.42
Income (loss) from Discontinued Operations	–	0.01	0.17	(0.01)	(2.41)

Net income (loss) per share	$3.01	$1.82	$1.02	$0.33	$(1.99)

Cash dividends declared per share	$0.500	$0.420	$0.375	$0.375	$0.375

Part II, Item 6

(Stated in millions except number of employees)

Year Ended December 31,	2006	2005	2004	2003	2002

SUMMARY OF FINANCIAL DATA
Fixed asset additions	$2,457	$1,593	$1,216	$872	$1,169

Depreciation expense	$1,232	$1,092	$1,007	$1,016	$1,076

Avg. number of shares outstanding:
Basic	1,182	1,179	1,178	1,168	1,157

Assuming dilution	1,242	1,230	1,226	1,173	1,164

ON DECEMBER 31
Net Debt [4]	$2,834	$532	$1,459	$4,176	$5,021

Working capital	$2,731	$3,121	$2,359	$3,574	$735

Total assets	$22,832	$18,077	$16,001	$20,041	$19,435

Long-term debt	$4,664	$3,591	$3,944	$6,097	$6,029

Stockholders’ equity	$10,420	$7,592	$6,117	$5,881	$5,606

Number of employees continuing operations	70,000	60,000	52,500	51,000	51,000

1.	Excludes amounts which are either included in the segments or Charges and Credits.
2.	For details of Charges and Credits and the related income taxes and minority interest, see Note 3 of the Consolidated Financial Statements.
3.	Amounts may not add due to rounding.
4.	“Net Debt” is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger’s deleveraging efforts.

Part II, Item 7

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Report.

Executive Overview

World oil markets remained tightly balanced for much of 2006 as demand, geopolitical events and inherent production decline continued to pressure the margin of excess production capacity. The price for WTI (West Texas Intermediate) reached a record of $78-per-barrel in mid-July but then began a fall that continued through the end of year as increasing stockpiles indicated adequate supply. Although prices recovered as OPEC cut production targets from November 1st, mild weather conditions in the Northern Hemisphere further exacerbated the balance of supply and demand and prices ended the year around the $55-per-barrel mark. However, at this level there were no signs of reductions in customer activity in any of the major oil-producing regions around the world.

Natural gas displayed similar characteristics with the price falling considerably in the fourth quarter of 2006 as the high quantity in storage in North America appeared more than ample for what had begun as a predominantly mild winter. By the end of 2006, this demand environment had lead to activity reduction in Canada, particularly in areas of shallow natural gas and coalbed methane production.

Short-term variations in commodity prices inevitably produce varying activity growth rates in the underlying industries when the price variations are sufficiently long-lasting. However, maintaining the production base for both oil and natural gas in the face of accelerating decline rates, poorer quality or more difficult reservoirs and eroding reserve replacement ratios we believe will mean that any moderation in customer activity resulting from price variation will be short-lived and self-correcting. While Schlumberger remains of the opinion that there is no overall shortage of oil and gas reserves worldwide, we believe the world is realizing that the period of cheap hydrocarbon energy has ended and new and higher sustained levels of investment are necessary to meet demand and guarantee future supplies.

Within this context, the performance of the two Schlumberger business segments, Oilfield Services and WesternGeco, has been particularly strong. Consolidated revenues in 2006 grew by 34%, far exceeding original expectations – driven by significant price increases, a rich portfolio of new Schlumberger technologies, and by stronger activity in almost all GeoMarkets. The same combination led to significant margin growth for both Schlumberger business segments with WesternGeco growth during the year being particularly impressive as exploration activity resurged.

The last two years have seen a significant shift in the dynamics of access to reserves. This has been the case in Latin America and in Russia, and is also the case in the Middle East. In addition, and in a way not seen since the 1973 oil shocks, access to reserves has become an issue of national energy security, particularly for the growing economies of Asia. As a result, many national oil companies have begun to expand beyond their geographic borders, and are therefore competing for access to reserves against the international industry. The same lack of access has driven the international oil companies to smaller, more complex and more remote areas where substantial investment is required.

The period from 2000 to 2004 reflected a lack of exploration-related activity as a whole. This can now clearly be seen as changing, and we believe that industry spending will increase for a number of years to come. Regions that are emerging include many areas in West and South Africa, Nigeria, Algeria, Libya, Saudi Arabia, Qatar, India and China, and the GeoMarkets that cover these regions all contributed to Schlumberger growth in 2006. However, what is perhaps equally significant is the increase in exploration within known fields. This is driven by the need to identify and access by-passed or small accumulations of oil that can be tied back to existing infrastructure. The North Sea, parts of Saudi Arabia and Russia are examples of this.

Part II, Item 7

In Russia, and more particularly in West Siberia, the production enhancement activity that restored production in the 1998-2003 timeframe is now becoming a business focused on developing the remaining pockets of recoverable oil within producing reservoirs. At the same time, continuing exploration activity offshore Sakhalin, and burgeoning exploration in Eastern Siberia are contributing to rapid growth. Growth has been fueled both by organic expansion and by the acquisition of PetroAlliance Services, which was completed in May 2006. To supply the Russian market, we have continued to increase our in-country product development and manufacturing with installations in Tyumen and Novosibirsk in Western Siberia.

The resurgence in exploration activity has led to substantial technology-based growth for Schlumberger. WesternGeco, as well as Oilfield Services’ Wireline, Drilling & Measurements and Well Testing services have all benefited from this as they are services that impact reservoir characterization and understanding. Growth, however, has been accelerated by a number of critical acquisitions. In addition to the last tranche of PetroAlliance Services in Russia, Schlumberger purchased the 30% minority interest in WesternGeco in the second quarter of 2006. This acquisition has removed the barriers to integration of a number of different measurement techniques that was not possible in a joint venture with a competitor. But perhaps even more significantly, Schlumberger made other acquisitions to extend its technology portfolio. Odegaard inversion software, TerraTek geomechanical expertise and Reslink advanced completions solutions were three such examples in 2006.

Integrated Project Management has been a further avenue for growth that has responded to an emerging customer need in markets where the lack of skilled resources and the increase in international operations have posed challenges for a variety of industry operators. In 2005 and 2006 Schlumberger has focused on this market opportunity that responds to the need to increase production and reserves. Clear focus on bringing field and production management services as well as well construction services have had positive effects on returns and 2006 profitability has shown a marked improvement over prior years.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in millions)
	2006	2005	% Change	2005	2004	% Change
OILFIELD SERVICES
Operating Revenue	$16,767	$12,648	33%	$12,648	$10,239	24%
Pretax Segment Income	$4,603	$2,805	64%	$2,805	$1,801	56%

WESTERNGECO
Operating Revenue	$2,471	$1,662	49%	$1,662	$1,238	34%
Pretax Segment Income	$853	$317	170%	$317	$124	155%

Pretax segment income represents the business segments’ income before taxes and minority interest. Pretax segment income excludes corporate expenses, interest income, interest expense, amortization of certain intangibles, interest, stock-based compensation costs and the Charges and Credits described in detail in Note 3 to the Consolidated Financial Statements, as these items are not allocated to the segments.

Oilfield Services

2006 Results

Revenue of $16.77 billion increased 33% in 2006 versus 2005 driven by growth in oilfield services activities as operators responded strongly to increasing global hydrocarbon demand through renewed exploration and increased focus on production operations. Within the geographic Areas, North America revenue increased 40%, Europe/CIS/Africa increased 36%, Middle East & Asia increased 31% and Latin America increased 16%.

Pretax operating income of $4.60 billion in 2006 grew by 64% over 2005 resulting in operating margins climbing by 527 basis points (bps) to reach a new record of 27.5%. Stronger activity, accelerating higher-margin new technology deployment and increased pricing across all Areas were the principal contributors to this performance.

Part II, Item 7

Among the GeoMarkets, the greatest increases in revenue were recorded in US Land, followed by the Arabian, Russian, North Sea, US Gulf Coast, Canada, West & South Africa, Nigeria and North Africa GeoMarkets. The growth in Russia was driven by a combination of activity within the established GeoMarkets and the impact of the acquisition of PetroAlliance Services.

Significant demand was seen for all Technologies as customers sought to improve exploration and production performance while mitigating technical risk in the search for new hydrocarbon reserves and in the need to increase production and boost recovery from existing fields.

A number of key acquisitions were made during the year. These included the acquisition of the outstanding 49% of PetroAlliance Services in Russia; as well as TerraTek – a global leader in geomechanics measurements and analysis; Odegaard – a leader in advanced surface seismic data inversion software; and Reslink – a leading supplier of advanced completion solutions which offer a broad spectrum of engineering applications and products for sand management, zonal isolation and intelligent well completions.

North America

Revenue of $5.27 billion increased 40% over 2005 mainly driven by the US Land and US Gulf Coast GeoMarkets, which benefited from strong Well Services, Drilling & Measurements and Wireline activities coupled with continued pricing improvements. Increasing demand for Well Testing activities offshore also contributed to growth.

Sharply increased activity in the US Land GeoMarket led to strong equipment and personnel utilization, higher pricing and increased demand for high-tier, new-technology services. The US Gulf Coast GeoMarket rebounded strongly from the effects of the disastrous 2005 hurricane season with growth driven by a combination of new exploration and increased production-related activities.

Canada continued to grow due to strong demand for Drilling & Measurements and Wireline technologies. Growth was somewhat offset by lower Well Services activity in the coal bed methane and shallow gas areas in the second half of the year.

Pretax operating income of $1.60 billion was 72% higher than in 2005 led by the US Land and US Gulf of Mexico GeoMarkets. The steep growth was primarily due to continuing strength in pricing, particularly for Well Services, Wireline and Drilling & Measurements technologies, and a more favorable activity mix resulting from the deployment of higher-margin new-technology Drilling & Measurements, Wireline and Well Testing services.

Latin America

Revenue of $2.56 billion in 2006 increased 16% over 2005 led by the Venezuela/Trinidad & Tobago GeoMarket, followed by the Latin America South and Peru/Colombia/Ecuador GeoMarkets. Growth in the Area was impacted by budget-related activity slowdowns in Mexico together with geopolitical concerns in other parts of the region.

The Venezuela/Trinidad & Tobago GeoMarket recorded strong growth due to solid demand for Drilling & Measurements technologies. Well Services, Wireline, Completions and Artificial Lift technologies also contributed to growth. In Venezuela, discussions regarding new contracts for the drilling barges work and the settlement of certain outstanding receivables had progressed at the end of the year. Pending finalization of these new contracts, revenue recognition was deferred on certain work performed in the third and fourth quarters. As the costs associated with this work were also deferred, this did not have a significant impact on the Area’s pretax operating income.

The Latin America South GeoMarket registered strong growth due primarily to increased Well Services, Drilling & Measurements, IPM and Well Testing activities, while growth in the Peru/Colombia/Ecuador GeoMarket resulted from significant demand for Drilling & Measurements, Wireline and Artificial Lift technologies.

Part II, Item 7

Pretax operating income of $495 million in 2006 increased 50% versus 2005. This increase resulted mainly from a favorable activity mix in IPM projects and improved operating efficiencies in Drilling & Measurements and Well Testing services.

Europe/CIS/Africa

Revenue of $4.82 billion in 2006 increased 36% over 2005 with the highest growth recorded in the North Sea, North Africa, Nigeria GeoMarkets and in Russia.

Strong revenue increases were recorded in Russia and other CIS countries despite the weather-related slowdown in the first quarter, due to a combination of organic growth within Schlumberger Technology lines and the impact of the acquisition of PetroAlliance Services. Renewed customer focus on exploration resulted in steep growth in the North Sea and North Africa GeoMarkets, while the West & South Africa and Nigeria GeoMarkets maintained a robust growth momentum.

Pretax operating income of $1.20 billion in 2006 increased 70% compared to 2005. All GeoMarkets contributed significantly through increased activity, improved pricing and accelerated new technology deployment.

Middle East & Asia

Revenue of $3.96 billion in 2006 increased 31% over 2005 with the largest increases recorded in the Arabian, East Africa & East Mediterranean and Gulf GeoMarkets.

Saudi Arabia continued aggressive growth rates as activity increased rapidly, distinguishing the Arabian GeoMarket as the fastest growing of all of the GeoMarkets.

Growth in the East Africa & East Mediterranean and Gulf GeoMarkets was principally attributed to higher activity in Drilling & Measurements and Wireline services. The Brunei/Malaysia/Philippines, Australia Papua New Guinea and Thailand/Vietnam/Myanmar GeoMarkets also contributed to growth.

All Technologies witnessed solid growth as activity increased and demand for new technology increased with significant progress in the deployment of Drilling & Measurements PowerDrive* and Scope* technologies to enable successful drilling of a number of complex borehole trajectories.

Pretax operating income of $1.29 billion in 2006 increased 48% compared to 2005. The steady increase in operating income and operating margins throughout the year was due to activity improvement across all GeoMarkets, significant price increases and accelerated new technology deployment.

WesternGeco

2006 Results

Operating revenue of $2.47 billion increased 49% in 2006 versus 2005. This strong performance was due to the continued market acceptance of Q-Technology* services and strong performance from Marine, Land, Data Processing and Multiclient services. During the second quarter, Schlumberger acquired the Baker Hughes 30% interest in WesternGeco.

Revenue backlog reached $1.1 billion at the end of 2006 compared to $790 million at the end of last year, reflecting increasing exploration and production activity.

Q-Technology revenues reached $726 million in 2006, representing 29% of total revenue in 2006, significantly in excess of the $399 million achieved in 2005. Utilization of the six Q-equipped vessels reached 100% in the fourth quarter of 2006.

Multiclient sales increased 51% to $770 million, mainly in the US Gulf of Mexico due to strong sales of the world’s largest and most complex depth migration project – known as E-Dog – which covers an area of 20,250 sq km and extends over 800 blocks in the deepwater Gulf of Mexico. Also contributing to the strong increase were higher sales in Latin America, Asia and West Africa – reflecting the strengthening exploration activity.

Marine revenue grew 65% due mainly to strong activity in Asia, Middle East, India, Europe and North America. Higher vessel utilization, accelerated adoption of Q-Technology and increasing prices contributed to this performance.

Part II, Item 7

Land revenue increased 28% driven by higher sales of Q-Land*, strong activity in the Middle East and South America, and a steep growth in North Africa. The Land seismic crew count increased from 24 at the end of 2005 to 30 at the end of 2006, of which five crews were equipped with Q-Land technology.

Data Processing revenue increased 22%, reflecting higher acquisition volumes, higher levels of Q processing, and higher activity in India, Asia, North Africa, Europe and the Caspian. During the year, WesternGeco opened a new data processing and reservoir services center in Mumbai, India. The new center, staffed with more than 40 geologists and geophysicists, is one of the most powerful WesternGeco computing facilities worldwide. The center is equipped to provide customers with a full suite of advanced data processing services, including depth imaging and reservoir seismic services such as reservoir characterization and 4D (time-lapse) processing and analysis.

Pretax operating income reached $853 million in 2006 compared to $317 million in 2005 due to accelerating demand for Q* technology coupled with improved pricing and increased vessel utilization, together with strong Multiclient sales.

Increased demand for Q-Marine* services led to the commissioning of the sixth Q-Technology equipped vessel – the Western Monarch – during the second quarter. In addition, and in response to further demand, WesternGeco announced the launch of the seventh, eighth and ninth Q vessels in 2007, 2008 and 2009, respectively.

Oilfield Services

2005 Results

Revenue of $12.65 billion increased 24% in 2005 versus 2004. Both Latin America and Europe/CIS/Africa increased 27%, Middle East & Asia increased 22% and North America increased 21%. The strong activity levels around the world reflected the growing response to the current narrow margin of excess production capacity.

Pretax operating income of $2.81 billion in 2005 was 56% higher than in 2004 demonstrating high demand for oilfield services and accelerating technology delivery. Both higher activity and stronger pricing contributed to the sharp increase in pretax operating margins that strengthened across all Oilfield Services geographic areas.

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

Demand for all Technologies increased sharply, but particularly for Well Services and Well Completions & Productivity services. Technology introduction accelerated during the year. The Scope* family of Drilling & Measurements services for improved drilling performance and enhanced formation evaluation met growing acceptance as customers realized step changes in well-placement accuracy in several geographical areas. During 2005 Schlumberger also launched the Scanner Family* of wireline logging services, a revolutionary suite of downhole rock and fluid characterization measurements.

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

Part II, Item 7

During the third quarter, activity was severely disrupted in the Gulf of Mexico with more than 25 days of operating time lost due to the disastrous hurricane season. Damage sustained by production platforms and mobile offshore drilling units led to reduced activity throughout the third quarter with some lingering effect in the fourth quarter.

Pretax operating income of $933 million was 80% higher than in 2004 led by US Land and Canada. The steep growth was primarily due to double-digit price increases, particularly for Well Services, Wireline and Drilling & Measurements technologies. New technology introduction and continuing activity growth also contributed to these results. The severe hurricane season in the Gulf of Mexico in 2005 had an estimated impact of approximately $70 million in lost revenue, and $52 million in lost pretax operating income.

Latin America

Revenue of $2.21 billion in 2005 increased 27% over 2004 with the highest growth recorded in the Peru/Colombia/Ecuador and Latin America South GeoMarkets.

Mexico recorded significant revenue growth, mainly due to a high number of wells being completed on the Burgos project, coupled with an overall rise in third-party managed services revenue.

Activity in Venezuela increased primarily from IPM and Well Services operations. During the year, continued progress was highlighted with the signing of a short-term renewable agreement with PDVSA in early 2005 relating to the drilling barges work. Discussions regarding the settlement of certain outstanding receivables were still ongoing at year-end.

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

The CIS reached revenue of $1.17 billion, an increase of 42% over 2004. The significant increase in revenue in Russia was due to a combination of organic growth, and the impact of the acquisitions of PetroAlliance and the Siberian Geophysical Company. Organic growth in Russia was driven by a recovery in activity for Yuganskneftegaz during the first quarter, increased demand for stimulation and cementing services, strengthening of IPM operations, and robust uptake of new technology.

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

Part II, Item 7

Middle East & Asia

Revenue of $3.03 billion in 2005 increased 22% over 2004 with the highest growth recorded in the Australasia, Brunei/Malaysia/Philippines, Saudi Arabia and Gulf GeoMarkets.

The importance of the Middle East in responding to the current lack of spare production capacity is reflected in the strong activity plans that were implemented in the region in 2005. The marked revenue growth seen in the Saudi Arabia GeoMarket was principally due to the increase in rig count as Saudi Aramco continued to increase activity in line with its announced spending plans.

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

Pretax operating income of $871 million in 2005 increased 34% compared to 2004. The steady increase in operating income and operating margins throughout the year was due to activity improvement across all GeoMarkets and significant price increases – principally in Drilling & Measurements, Well Completions & Productivity, and Wireline Technologies – coupled with the start-up of new projects throughout the Area. Improved results of the Bokor integrated project in the Brunei/Malaysia/Philippines GeoMarket also contributed to the operating income growth.

WesternGeco

2005 Results

Operating revenue for 2005 was $1.66 billion versus $1.24 billion in 2004. This strong performance was mainly attributable to the continued market acceptance of Q-Technology*, a higher level of Multiclient sales and improved operating leverage in Marine acquisition.

Backlog reached $790 million at the end of 2005 compared to $670 million at the end of last year, reflecting increasing exploration and production budgets for 2006.

Q-Technology revenues reached $399 million in 2005, representing 24% of total revenue in 2005, more than doubling the $162 million achieved in 2004. Utilization of the five Q-equipped vessels reached 93% in the fourth quarter of 2005. Q-Technology revenue is expected to grow by another 80% in 2006.

Multiclient sales increased 17% to $509 million, mainly in North America due to an especially strong Central Gulf of Mexico lease sale, higher sales in Asia, the Caspian, South America and West Africa – reflecting an improved exploration-spending environment. Approximately 64% of the multiclient surveys sold in 2005 had no net book value due to prior amortization of capitalized costs, compared to approximately 52% in 2004 and only 7.7% of the revenue related to surveys that were impaired in 2003 and 2002.

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

Part II, Item 7

Data Processing increased 14% reflecting higher acquisition volumes, higher levels of Q-processing, and higher activity in South America and Russia.

Pretax operating income reached $317 million in 2005 compared to $124 million in 2004 due to accelerating demand for Q-Marine* coupled with improved pricing and increased vessel utilization, together with strong Multiclient sales.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2006	2005	2004
Interest income	$117	$100	$56
Equity in net earnings of affiliated companies	179	109	94
Gain on sale of facility in Montrouge, France [1]	–	163	–
Gain on sale of Hanover Compressor investment [1]	–	21	–
Loss on sale of Atos Origin shares [1]	–	–	(21)
Loss on liquidation of investments to fund the WesternGeco transaction [1]	(9)	–	–
Gains on sales of other assets	–	15	–

	$287	$408	$129

1.	Refer to Note 3 to the Consolidated Financial Statements for details regarding these items.

Interest Income

The average return on investments increased to 4.5% in 2006 from 3.3% in 2005 and the weighted average investment balance of $2.6 billion in 2006 decreased $452 million compared to 2005.

The average return on investments increased to 3.3% in 2005 from 2% in 2004 and the average investment balance of $3.0 billion in 2005 increased $297 million compared to 2004.

Equity in Net Earnings of Affiliated Companies

The equity in net earnings of affiliated companies primarily represents Schlumberger’s share of the results of its 40% interest in the M-I SWACO drilling fluids joint venture with Smith International Inc.

Interest Expense

Interest expense of $234.9 million in 2006 increased by $37.8 million compared to 2005. The weighted average borrowing rates of 4.6% increased in 2006 from 4.4% in 2005. The weighted average debt balance of $5.1 billion in 2006 increased by $609 million compared to 2005, primarily due to the funding of the WesternGeco transaction described in Note 4 to the Consolidated Financial Statements.

Interest expense in 2004 of $272 million included a net charge of $64 million related to the United States interest rate swaps (see Charges and Credits). Excluding this net charge, interest expense decreased $11 million in 2005 as compared to 2004 due to a $865 million decrease in average debt balances partially offset by an increase in the weighted average borrowing rates from 3.9% to 4.4%.

Other

Gross margin was 31.3%, 25.6% and 21.1% in 2006, 2005 and 2004, respectively. The Charges and Credits noted on the following page adversely impacted the gross margin by 0.4% in 2004. Charges and Credits had an insignificant impact on the 2006 and 2005 gross margin. The increases in gross margins are primarily due to record activity levels in 2006 and 2005, increased pricing, stronger demand for higher-margin technologies, and operating efficiency improvements.

Part II, Item 7

As a percentage of revenue, research & engineering, marketing and general & administrative expenses are as follows:

	2006	2005	2004
Research and engineering	3.2%*	3.5%	4.1%
Marketing	0.4%	0.4%	0.4%
General and administrative	2.2%	2.4%	2.8%

*	Includes $27 million of in-process research and development charges. [1]

Research and engineering expenditures, by segment, were as follows:

(Stated in millions)
	2006	2005	2004
Oilfield Services	$504	$451	$416
WesternGeco	65	51	48
In-process R&D charges [1]	27	–	–
Other [2]	23	4	3

	$619	$506	$467

1.	See discussion of Charges and Credits in Note 3 to the Consolidated Financial Statements.
2.	Includes $16 million of cost in 2006 associated with Schlumberger’s relocation of its United States research center from Ridgefield to Boston.

Income Taxes

The reported effective tax rate, including Charges and Credits, was 24.0% in 2006, 22.9% in 2005 and 20.9% in 2004. The Charges and Credits noted below decreased the effective rate by 1.5% in 2005 and increased the effective tax rate by 0.4% in 2004. The impact of Charges and Credits on the effective tax rate in 2006 was not significant.

The effective tax rate in 2005 reflects the impact of the $163 million gain on the sale of the Montrouge facility. This transaction allowed for the utilization of a deferred tax asset that was previously offset by a valuation allowance and had the effect of lowering the effective tax rate during 2005 by 1.3%. Excluding the impact of this transaction, the effective tax rate was relatively flat in 2006 as compared to 2005.

The increase in the reported effective tax from 2004 to 2005 is primarily attributable to the country mix of results in Oilfield Services, which experienced a higher proportion of pretax profitability in higher-tax jurisdictions in 2005. This increase was somewhat mitigated by the impact of the $163 million gain on the sale of the Montrouge facility. This transaction, as described above, had the impact of lowering the effective tax rate in 2005.

Charges and Credits

During each of 2006, 2005 and 2004, Schlumberger recorded significant charges and credits. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net	Income Statement Classification
Charges and Credits
- WesternGeco in-process R&D charge	$21.0	$–	$–	$21.0	Research & engineering
- Loss on liquidation of investments to fund WesternGeco transaction	9.4	–	–	9.4	Interest and other income
- WesternGeco visa settlement	9.7	0.3	(3.2)	6.8	Cost of goods sold and services
- Other in-process R&D charges	5.6	–	–	5.6	Research & engineering

Net Charges	$45.7	$0.3	$(3.2)	$42.8

Part II, Item 7

The following is a summary of the 2005 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Charges and Credits
- Gain on sale of Hanover Compressor stock	$(20.9)	$–	$(20.9)	Interest and other income
- Gain on sale of Montrouge facility	(163.4)	–	(163.4)	Interest and other income
- Other real estate related charges	12.1	0.8	11.3	Cost of goods sold and services

Net Credits	$(172.2)	$0.8	$(173.0)

The following is a summary of the 2004 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Charges and Credits:
- Debt extinguishment costs	$114.9	$14.0	$100.9	Debt extinguishment costs
- Restructuring program charges	26.5	5.5	21.0	Cost of goods sold and services
- Intellectual Property settlement charge	11.2	1.3	9.9	Cost of goods sold and services
- Loss on sale of Atos Origin shares	21.0	–	21.0	Interest and other income
- US interest-rate swap settlement gain	(9.6)	(3.3)	(6.3)	Interest expense
- Vacated leased facility reserve	11.0	–	11.0	Cost of goods sold and services
- Litigation reserve release	(5.0)	–	(5.0)	Cost of goods sold and services
- Loss recognized on interest-rate swaps	73.5	27.2	46.3	Interest expense

Net Charges	$243.5	$44.7	$198.8

Business Divestitures – Discontinued Operations

During 2003, Schlumberger began an active program to divest of all of its non-oilfield services businesses, which was completed in 2005. These divestitures, which were accounted for as Discontinued Operations, are more fully described in Note 15 to the Consolidated Financial Statements. As a result of these transactions, Schlumberger generated cash, including proceeds from the sale of securities received, of approximately $28 million in 2005 and $2.93 billion in 2004. These proceeds were primarily used to further Schlumberger’s deleveraging efforts.

The following table summarizes the results of these discontinued operations:

(Stated in millions)
	2005	2004
Revenues	$8	$590

Income (loss) before taxes	$(1)	$55
Tax expense	–	16
Gains on disposal, net of tax	9	171

Income from discontinued operations	$8	$210

Stock-based Compensation and Other

Stock-based compensation expense was $114 million in 2006 compared to $40 million in 2005. This increase is principally attributable to the following: (i) the adoption of FAS 123R, as discussed in Note 14 to the Consolidated Financial Statements, which requires companies to expense the unamortized portion of stock options granted prior to 2003 when Schlumberger adopted the fair value recognition provisions of SFAS 123, (ii) 2006 was the first year that the full 4-year impact of the adoption of the fair value recognition provisions of SFAS 123 (adopted by Schlumberger in January 2003) was reflected in Schlumberger’s results and (iii) valuations of 2006 stock-based compensation awards increased due to the upward movement in Schlumberger’s stock price as compared to prior years.

Part II, Item 7

Stock-based compensation expense is currently estimated to be approximately $150 million in 2007. This represents an increase of approximately $36 million as compared to 2006 and is primarily attributable to (i) the fact that Schlumberger began granting restricted stock in 2006 to a targeted population of employees in order to promote retention and this practice is expected to continue in future years and (ii) the impact of increased valuations of stock-based compensation awards due to the upward movement in Schlumberger’s stock price as compared to prior years.

During 2006, Schlumberger relocated its United States corporate office from New York to Houston and its United States research center from Ridgefield to Boston. Schlumberger incurred approximately $30 million of incremental expenses in connection with these moves in 2006. The vast majority of these costs were incurred in the third and fourth quarters of 2006 ($10 million in the third quarter; $15 million in the fourth quarter).

Cash Flow

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

(Stated in millions)
	2006	2005	2004
Net Debt, beginning of year	$(532)	$(1,459)	$(4,176)
Income from continuing operations	3,710	2,199	1,014
Excess of equity income over dividends received	(181)	(86)	(66)
Charges and credits, net of tax & minority interest	43	(173)	199
Depreciation and amortization [1]	1,561	1,351	1,308
Increase in working capital	(351)	(286)	(502)
US qualified pension and postretirement benefit contributions	(225)	(172)	(254)
Capital expenditures [1]	(2,637)	(1,652)	(1,279)
Proceeds from employee stock plans	442	345	278
Stock repurchase program	(1,068)	(612)	(320)
Dividends paid	(568)	(482)	(441)
Proceeds from business divestitures	–	22	1,729
Proceeds from the sale of the Montrouge facility	–	230	–
Sale of Hanover Compressor stock	–	110	–
Net debt acquired	–	(50)	–
Acquisiton of minority interest in WesternGeco	(2,406)	–	–
Other business acquisitions	(577)	(117)	(43)
Distribution to joint venture partner	(60)	(30)	–
Sale of Axalto stock	–	–	99
Sale of Atos Origin stock	–	–	1,165
Debt extinguishment costs	–	–	(111)
Settlement of US interest rate swap	–	–	(70)
Translation effect on net debt	(66)	94	(75)
Discontinued operations	–	3	51
Other	81	233	35

Net Debt, end of year	$(2,834)	$(532)	$(1,459)

1.	Includes Multiclient seismic data costs.

Part II, Item 7

(Stated in millions)
	Dec. 31	Dec. 31	Dec. 31
Components of Net Debt	2006	2005	2004
Cash and short-term investments	$2,999	$3,496	$2,997
Fixed income investments, held to maturity	153	360	204
Bank loans and current portion of long-term debt	(1,322)	(797)	(716)
Convertible debentures	(1,425)	(1,425)	(1,425)
Other long-term debt	(3,239)	(2,166)	(2,519)

	$(2,834)	$(532)	$(1,459)

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

On July 22, 2004, the Board of Directors of Schlumberger approved a share buyback program of up to 30 million shares to be acquired in the open market before December 2006, subject to market conditions. This program was completed during the first quarter of 2006. On April 20, 2006, the Board of Directors of Schlumberger approved another share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions, of which approximately 13.6 million shares have been repurchased as of December 31, 2006. The following table summarizes the activity under these share buy-back programs during 2006, 2005 and 2004:

(Stated in thousands except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share

2006	$1,067,842	17,992.7	$59.35
2005	$611,641	15,274.8	$40.04
2004	$320,224	10,296.4	$31.10

During 2006 and 2005, Schlumberger announced that the Board of Directors had approved increases in the quarterly dividend of 19% and 12%, respectively. On January 18, 2007, Schlumberger announced that the Board of Directors approved a 40% increase in the quarterly dividend to $0.175 per share effective commencing with the dividend payable on April 6, 2007. Total dividends paid during 2006, 2005 and 2004 were approximately $568 million, $482 million and $441 million, respectively.

In 2006, cash provided by operations was $4.8 billion as net income plus depreciation & amortization were partly offset by increases in customer receivables and inventories, due to higher activity levels.

In 2006, cash used in investing activities was $5.1 billion and included investments in fixed assets ($2.5 billion), multiclient seismic data ($180 million), the acquisition of the minority interest in WesternGeco ($2.4 billion) and other business acquisitions ($584 million). These investments were partially offset by the proceeds received from the sale of short-term investments ($701 million).

Part II, Item 7

In 2006, cash provided by financing activities was $291 million which was primarily due to the proceeds from employee stock plans ($442 million) and an increase in debt of $1.5 billion partially offset by the repurchase of 17.99 million shares of Schlumberger stock ($1.07 billion) and the payment of dividends to shareholders ($568 million).

Schlumberger believes that at December 31, 2006, cash and short-term investments of $3.0 billion and available and unused credit facilities of $2.2 billion are sufficient to meet future business requirements for at least the next twelve months.

Summary of Major Contractual Commitments

(Stated in millions)
		Payment Period
Contractual Commitments	Total	2007	2008 - 2009	2010 - 2011	After 2011

Debt [1]	$5,986	$1,322	$2,055	$1,961	$648
Operating Leases	$691	$191	$205	$106	$189
Purchase Obligations [2]	$1,526	$1,490	$36	$–	$–

1.	Excludes future payments for interest. Includes amounts relating to the $1,425 million of Convertible Debentures which are described in Note 11 of the Consolidated Financial Statements.
2.	Represents an estimate of contractual obligations in the ordinary course of business. Although these contractual obligations are considered enforceable and legally binding, the terms generally allow Schlumberger the option to reschedule and adjust their requirements based on business needs prior to the delivery of goods.

Refer to Note 4 of the Consolidated Financial Statements for details regarding potential commitments associated with Schlumberger’s prior business acquisitions.

Refer to Note 20 of the Consolidated Financial Statements for details regarding Schlumberger’s pension and other postretirement benefit obligations.

Schlumberger has outstanding letters of credit/guarantees which relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires Schlumberger to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by Schlumberger about matters that are inherently uncertain. A summary of all of Schlumberger’s significant accounting policies is included in Note 2 to the Consolidated Financial Statements.

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

Multiclient Seismic Data

The WesternGeco segment capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2006, 2005 and 2004 was $227 million, $222 million and $347 million, respectively. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, except as described below under “WesternGeco Purchase Accounting,” under no circumstance will an individual survey carry a net book value greater than a 4-year straight-lined amortized value.

Part II, Item 7

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

WesternGeco Purchase Accounting

As described in Note 4 to the Consolidated Financial Statements, on April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. As a result of this transaction, Schlumberger owns 100% of WesternGeco.

During the process of allocating the purchase price to the proportionate share of net assets acquired based upon their estimated fair values, Schlumberger made certain significant estimates and assumptions relating to the accounting for WesternGeco’s vessels and multiclient seismic data.

In analyzing the fair value of the WesternGeco vessels, it was determined that the remaining estimated useful lives of these assets exceeded the remaining estimated life currently being used to calculate depreciation expense. Therefore, the estimated remaining useful lives of the vessels were extended an additional 4 years (on a weighted average basis) as of the date of the acquisition. The impact of the fair value adjustments for all fixed assets, combined with the change in estimate regarding the depreciable lives of the vessels, resulted in a net reduction in depreciation expense of approximately $2 million in 2006.

The carrying value of the multiclient library immediately after the acquisition increased to $243 million from $202 million, reflecting the impact of a $41 million fair value adjustment. These capitalized costs will be charged to Cost of goods sold and services based on the percentage of the total costs on the balance sheet to the estimated total revenue that Schlumberger expects to receive from the sales of such data. Schlumberger policy has been that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value. After consideration of the estimated number of future years that revenues are expected to be derived from the multiclient seismic data at the time of the acquisition, Schlumberger concluded that the remaining minimum amortization period should be 3 years for all surveys in the multiclient seismic library at the time of the transaction, effectively resetting the minimum amortization period. Therefore, the $243 million of capitalized multiclient seismic data costs will be charged to expense over a period no longer than the next 3 years from the date of the transaction. Surveys comprising the $202 million of multiclient seismic data costs prior to this transaction had a weighted average remaining life for purposes of computing the minimum amortization of approximately 1.8 years. Given the current emphasis on requiring multiclient projects to be significantly prefunded before the project commences, Schlumberger currently estimates that the majority of revenues to be derived from sales of new surveys will be achieved within a 4-year period. Therefore, Schlumberger will continue its policy that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value for all surveys added to the library after the date of this transaction.

The net impact of the $41 million fair value adjustment combined with the resetting of the minimum amortization period resulted in an approximate $28 million net reduction in multiclient amortization expense in 2006 as compared to what multiclient amortization expense would have been had this transaction not been consummated.

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

For purposes of performing the impairment test for goodwill as required by SFAS 142, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values at the time of the annual goodwill impairment tests for 2006, 2005 and 2004.

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

Income Taxes

Schlumberger’s tax filings are subject to regular audit by the tax authorities in most of the over 100 jurisdictions in which it conducts business. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that

Part II, Item 7

the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the period in which such resolution occurs.

Contingencies

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

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The discount rate utilized to determine both the liability for Schlumberger’s United States pension plans and for Schlumberger’s United States postretirement medical plans was increased from 5.75% at December 31, 2005 to 6.00% at December 31, 2006. The discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans was reduced from 6.00% in 2005 to 5.75% in 2006. The change in the discount rate was made to reflect market interest rate conditions. A lower discount rate increases the present value of benefit obligations and increases expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation, are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets was 8.50% in both 2006 and 2005. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized in both 2006 and 2005 was 10% graded to 6% over the next four years and 5% thereafter.

Part II, Item 7,7A

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States pension plans:

(Stated in millions)

Change in Assumption	Effect on 2006 Pretax Pension Expense	Effect on Dec. 31, 2006 Liability

25 basis point decrease in discount rate	+$7.1	+$65.7
25 basis point increase in discount rate	-$7.0	- $63.6
25 basis point decrease in expected return on plan assets	+$3.9	–
25 basis point increase in expected return on plan assets	-$3.9	–

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

Change in Assumption	Effect on 2006 Pretax Postretirement Medical Expense		Effect on Dec. 31, 2006 Liability

25 basis point decrease in discount rate	+$	3.2	+$ 27.8
25 basis point increase in discount rate	- $	3.1	- $ 26.8
100 basis point decrease in medical cost trend rate	- $	17.7	- $ 99.2
100 basis point increase in medical cost trend rate	+$	21.8	+$121.8

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

Schlumberger is subject to market risk primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger conducts its business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s operating revenue in 2006 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses are incurred in foreign currencies. Therefore, when the US dollar strengthens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will decrease.

A 5% change in the average exchange rates of all the foreign currencies in 2006 would have changed operating revenue by approximately 1%. If the 2006 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by 2%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by 3%.

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

On December 31, 2006, contracts were outstanding for the US dollar equivalent of $2.9 billion in various foreign currencies. These contracts mature on various dates in 2007.

Schlumberger is subject to interest rate risk on its debt. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs.

At December 31, 2006, Schlumberger had fixed rate debt aggregating approximately $2.8 billion and variable rate debt aggregating approximately $3.2 billion.

Part II, Item 7A

Schlumberger’s exposure to interest rate risk associated with its debt is also somewhat mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $3.0 billion at December 31, 2006, are comprised primarily of eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially all denominated in US dollars. The average return on investment was 4.5% in 2006.

The following table represents principal amounts of Schlumberger’s debt at December 31, 2006 by year of maturity:

(Stated in millions)

	Expected Maturity Dates
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt
1.5% Series A Convertible Debentures		$975					$975
6.5% Notes						$648	648
2.125% Series B Convertible Debentures				$450			450
5.875% Guaranteed Bonds (Euro denominated)					$333		333
5.25% Guaranteed Bonds (Euro denominated)		319					319
6.25% Guaranteed Bonds (British pound denominated)		33					33

Total fixed rate debt	$–	$1,327	$–	$450	$333	$648	$2,758
Variable rate debt	$1,322	$58	$670	$117	$1,061	$–	$3,228

Total	$1,322	$1,385	$670	$567	$1,394	$648	$5,986

The 1.5% Series A Convertible Debentures and the 2.125% Series B Convertible Debentures are convertible, at the holders’ option, into shares of Schlumberger common stock. Holders of the Series A debentures may convert their debentures into common stock at a conversion rate of 27.651 shares for each $1,000 principal amount of Series A debentures (equivalent to an initial conversion price of $36.165 per share). Holders of the Series B debentures may convert their debentures into common stock at a conversion rate of 25.000 shares for each $1,000 principal amount of Series B debentures (equivalent to an initial conversion price of $40.00 per share). Each conversion rate may be adjusted for certain events, but it will not be adjusted for accrued interest.

On or after June 6, 2008 (in the case of the Series A Convertible Debentures) or June 6, 2010 (in the case of the Series B Convertible Debentures), Schlumberger may redeem for cash all or part of the applicable series of debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2008, June 1, 2013, and June 1, 2018, holders of Series A debentures may require Schlumberger to repurchase their Series A debentures. On June 1, 2010, June 1, 2013 and June 1, 2018, holders of Series B debentures may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2008 (in the case of the Series A debentures) and June 1, 2010 (in the case of the Series B debentures) will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change (defined as a change in control or a termination of trading of Schlumberger’s common stock), holders may require Schlumberger to repurchase all or a portion of their debentures for an amount equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price may be paid in cash, Schlumberger common stock (or if Schlumberger is not the surviving entity in a merger, the securities of the surviving entity) or a combination of cash and the applicable securities, at Schlumberger’s option. The applicable securities will be valued at 99% of their market price. Schlumberger’s option to pay the repurchase price with securities is subject to certain conditions. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased.

Part II, Item 7A

The fair market value of the outstanding fixed rate debt was approximately $3.8 billion as of December 31, 2006. The weighted average interest rate on the variable rate debt as of December 31, 2006 was approximately 5.1%.

On December 31, 2006, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $68 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements decreased consolidated interest expense in 2006 by $0.8 million.

Schlumberger does not enter into foreign currency or interest rate derivatives for speculative purposes.

Forward-looking Statements

This Report and other statements we make contain forward looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco; oil and natural gas demand and production growth; operating margins; operating and capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger's customers; expected depreciation and amortization expense; expected pension and post-retirement funding; expected stock compensation costs; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger's customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors described elsewhere in this Report, including under “Item 1A, Risk Factors” of this Report. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Part II, Item 8

Item 8    Financial Statements and Supplementary Data

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in thousands except per share amounts)
Year Ended December 31,	2006	2005	2004

Operating revenue	$19,230,478	$14,309,182	$11,480,165
Interest and other income	286,716	407,769	128,698
Expenses
Cost of goods sold and services	13,214,043	10,639,377	9,057,370
Research & engineering	619,316	505,513	467,354
Marketing	75,704	53,964	43,947
General & administrative	425,057	349,277	325,413
Debt extinguishment costs	–	–	114,894
Interest	234,916	197,090	272,448

Income from Continuing Operations before taxes and minority interest	4,948,158	2,971,730	1,327,437
Taxes on income	1,189,568	681,927	276,949

Income from Continuing Operations before minority interest	3,758,590	2,289,803	1,050,488
Minority interest	(48,739)	(90,808)	(36,436)

Income from Continuing Operations	3,709,851	2,198,995	1,014,052
Income from Discontinued Operations	–	7,972	209,818

Net Income	$3,709,851	$2,206,967	$1,223,870

Basic earnings per share:
Income from Continuing Operations	$3.14	$1.87	$0.86
Income from Discontinued Operations	–	0.01	0.18

Net Income[1]	$3.14	$1.87	$1.04

Diluted earnings per share:
Income from Continuing Operations	$3.01	$1.81	$0.85
Income from Discontinued Operations	–	0.01	0.17

Net Income	$3.01	$1.82	$1.02

Average shares outstanding	1,181,683	1,178,576	1,178,178
Average shares outstanding assuming dilution	1,242,196	1,229,716	1,225,745

1.	Amounts may not add due to rounding

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
December 31,	2006	2005

ASSETS
Current Assets
Cash	$165,817	$190,954
Short-term investments	2,833,056	3,304,727
Receivables less allowance for doubtful accounts (2006 – $114,654; 2005 – $102,879)	4,242,000	3,383,803
Inventories	1,246,887	1,010,448
Deferred taxes	162,884	233,167
Other current assets	535,018	430,814

	9,185,662	8,553,913
Fixed Income Investments, held to maturity	153,000	359,750
Investments in Affiliated Companies	1,208,323	988,781
Fixed Assets less accumulated depreciation	5,576,041	4,200,638
Multiclient Seismic Data	226,681	222,106
Goodwill	4,988,558	2,922,465
Intangible Assets	907,874	319,929
Deferred Taxes	412,802	331,037
Other Assets	173,197	178,873

	$22,832,138	$18,077,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,848,017	$3,564,854
Estimated liability for taxes on income	1,136,529	946,723
Dividend payable	148,720	124,733
Long-term debt – current portion	602,919	269,158
Bank & short-term loans	718,610	527,420

	6,454,795	5,432,888
Convertible Debentures	1,424,990	1,424,993
Other Long-term Debt	3,238,952	2,166,345
Postretirement Benefits	1,036,169	707,040
Other Liabilities	257,349	249,459

	12,412,255	9,980,725

Minority Interest	–	505,182

Stockholders’ Equity
Common Stock	3,381,946	2,750,570
Income retained for use in the business	11,118,479	7,999,770
Treasury stock at cost	(2,911,793)	(2,113,276)
Accumulated other comprehensive loss	(1,168,749)	(1,045,479)

	10,419,883	7,591,585

	$22,832,138	$18,077,492

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in thousands)
Year Ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net Income	$3,709,851	$2,206,967	$1,223,870
Income from discontinued operations	–	7,972	209,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization [1]	1,561,410	1,350,969	1,307,931
Charges and credits, net of tax & minority interest [2]	42,822	(173,010)	198,801
Earnings of companies carried at equity, less dividends received	(179,084)	(85,941)	(65,748)
Deferred income taxes	4,598	30,482	41,872
Stock-based compensation expense	113,843	40,204	26,466
Provision for losses on accounts receivable	24,392	24,239	25,744
Change in operating assets and liabilities: [3]
Increase in receivables	(860,564)	(716,218)	(414,856)
Increase in inventories	(222,142)	(180,099)	(166,698)
(Increase) decrease in other current assets	(94,612)	(126,306)	7,856
Increase (decrease) in accounts payable and accrued liabilities	408,216	306,259	(295,633)
Increase in estimated liability for taxes on income	162,576	209,182	88,034
Increase in postretirement benefits	5,827	36,097	54,998
Other – net	104,276	89,032	23,059

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,781,409	3,003,885	1,845,878

Cash flows from investing activities:
Purchases of fixed assets	(2,457,093)	(1,592,511)	(1,215,847)
Multiclient seismic data capitalized	(179,623)	(59,868)	(63,206)
Capitalization of intangible assets	(10,714)	(33,403)	(77,171)
Proceeds from the sale of the Montrouge facility	–	229,801	–
Sale of investment in Hanover Compressor	–	110,175	–
Acquisition of minority interest in WesternGeco	(2,406,331)	–	–
Other business acquisitions, net of cash acquired	(584,097)	(108,782)	(42,834)
Proceeds from business divestitures	–	21,871	1,664,310
Proceeds from the sale of Atos shares	–	–	1,164,662
Proceeds from the sale of Axalto shares	–	–	98,851
Sale (purchase) of investments, net	700,986	(706,762)	104,820
Other	(159,859)	94,994	48,304

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,096,731)	(2,044,485)	1,681,889

Cash flows from financing activities:
Dividends paid	(567,673)	(481,583)	(441,219)
Distribution to joint venture partner	(59,647)	(30,000)	–
Proceeds from employee stock purchase plan	111,679	81,733	71,565
Proceeds from exercise of stock options	329,866	263,496	206,543
Stock options windfall tax benefit	27,883	–	–
Stock repurchase program	(1,067,842)	(611,641)	(320,224)
Debt extinguishment costs	–	–	(111,034)
Settlement of US Interest Rate Swap	–	–	(70,495)
Proceeds from issuance of long-term debt	1,413,874	83,042	–
Repayment of long-term debt	(91,811)	(253,708)	(2,989,916)
Net increase (decrease) in short-term debt	194,177	(45,031)	64,364

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	290,506	(993,692)	(3,590,416)

Cash flows from discontinued operations
Discontinued operations – Operating activities	–	2,972	66,399
Discontinued operations – Investing activities	–	–	(15,612)

	–	2,972	50,787

Net decrease in cash before translation effect	(24,816)	(31,320)	(11,862)
Translation effect on cash	(321)	(1,229)	1,173
Cash, beginning of year	190,954	223,503	234,192

Cash, end of year	$165,817	$190,954	$223,503

1.	Includes multiclient seismic data costs
2.	See Note 3 Charges and Credits.
3.	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in thousands)
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Postretirement Liability	Translation Adjustment	Comprehensive Income (Loss)

Balance, January 1, 2004	$2,258,488	$(1,508,239)	$5,505,744	$(22,504)	$(283,075)	$(69,125)	$555,479

Translation adjustment						(27,370)	$(27,370)
Derivatives marked to market				1,097			1,097
Hanover stock marked to market				31,618			31,618
Interest rate swap cancellation				42,562			42,562
Sale of SchlumbergerSema					75,346	(552,000)	(476,654)
Sale of Axalto						(110,000)	(110,000)
Minimum pension liability					(44,337)		(44,337)
Tax benefit on minimum pension liability					16,795		16,795
Shares sold to optionees less shares exchanged	101,329	105,214
Shares granted to Directors	560	270
Proceeds from employee stock plans	46,812	30,747
Stock repurchase plan		(320,224)
Purchase of PetroAlliance	16,430	7,838
Stock based compensation cost	26,466
Shares issued on conversion of debentures	2
Net income			1,223,870				1,223,870
Dividends declared ($0.375 per share)			(441,709)
Tax benefit on stock options	4,132

Balance, December 31, 2004	2,454,219	(1,684,394)	6,287,905	52,773	(235,271)	(758,495)	$657,581

Translation adjustment						28,587	$28,587
Derivatives marked to market				(38,197)			(38,197)
Sale of Hanover Compressor stock				(31,618)			(31,618)
Sale of Essentis						(7,043)	(7,043)
Minimum pension liability					(80,505)		(80,505)
Tax benefit on minimum pension liability					24,290		24,290
Shares sold to optionees less shares exchanged	135,257	128,239
Shares granted to Directors	1,012	486
Proceeds from employee stock plans	49,499	28,484
Stock repurchase plan		(611,641)
Purchase of PetroAlliance	53,438	25,550
Stock based compensation cost	40,204
Shares issued on conversion of debentures	7
Net income			2,206,967				2,206,967
Dividends declared ($0.42 per share)			(495,102)
Tax benefit on stock options	16,934

Balance, December 31, 2005	2,750,570	(2,113,276)	7,999,770	(17,042)	(291,486)	(736,951)	$2,102,481

Translation adjustment						(50,862)	$(50,862)
Derivatives marked to market				37,754			37,754
Minimum pension liability					286,152		286,152
Tax benefit on minimum pension liability					(105,860)		(105,860)
Adjustment to initially apply FASB Statement No. 158					(489,579)
Tax benefit on adjustment to initially apply FASB Statement No. 158					199,125
Shares sold to optionees less shares exchanged	165,286	164,581
Shares granted to Directors	1,852	502
Proceeds from employee stock plans	61,912	34,457
Stock repurchase plan		(1,067,842)
Purchase of PetroAlliance	260,600	69,782
Stock based compensation cost	113,843
Shares issued on conversion of debentures		3
Net income			3,709,851				3,709,851
Dividends declared ($0.50 per share)			(591,142)
Tax benefit on stock options	27,883

Balance, December 31, 2006	$3,381,946	$(2,911,793)	$11,118,479	$20,712	$(401,648)	$(787,813)	$3,877,035

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED (SCHLUMBERGER N.V., INCORPORATED IN THE NETHERLANDS ANTILLES) AND SUBSIDIARY COMPANIES

SHARES OF COMMON STOCK

	Issued	In Treasury	Shares Outstanding

Balance, January 1, 2004	1,334,211,976	(162,315,320)	1,171,896,656
Shares sold to optionees less shares exchanged	–	11,220,518	11,220,518
Shares granted to Directors	–	29,000	29,000
Employee stock plan	–	3,309,758	3,309,758
Stock repurchase plan	–	(10,296,400)	(10,296,400)
Purchase of PetroAlliance	–	843,740	843,740
Shares issued on conversion of debentures	54	–	54

Balance, December 31, 2004	1,334,212,030	(157,208,704)	1,177,003,326
Shares sold to optionees less shares exchanged	–	10,913,414	10,913,414
Shares granted to Directors	–	44,000	44,000
Employee stock plan	–	2,617,498	2,617,498
Stock repurchase plan	–	(15,274,800)	(15,274,800)
Purchase of PetroAlliance	–	2,300,646	2,300,646
Shares issued on conversion of debentures	134	–	134

Balance, December 31, 2005	1,334,212,164	(156,607,946)	1,177,604,218
Shares sold to optionees less shares exchanged	–	11,169,313	11,169,313
Shares granted to Directors	–	34,000	34,000
Employee stock plan	–	2,347,586	2,347,586
Stock repurchase plan	–	(17,992,700)	(17,992,700)
Purchase of PetroAlliance	–	4,730,960	4,730,960
Shares issued on conversion of debentures	–	82	82

Balance, December 31, 2006	1,334,212,164	(156,318,705)	1,177,893,459

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

Stock Split

On January 19, 2006, the Board of Directors of Schlumberger approved a two-for-one split of Schlumberger’s common stock. Stockholders of record as of March 1, 2006 were entitled to one additional share for every share outstanding, which was distributed on April 7, 2006. The total number of authorized common stock shares and associated par value were unchanged by this action. However, as a consequence of the two-for-one stock split, Schlumberger requested, and its stockholders approved, an increase in the authorized common share capital of Schlumberger from 1,500,000,000 shares to 3,000,000,000 shares on April 12, 2006 (see Note 13 Capital Stock).

All share, per share and stock option amounts included in the accompanying Consolidated Financial Statements and related notes have been restated to reflect the effect of the stock split.

Reclassifications

Certain items from prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable, valuation of inventories and

Part II, Item 8

investments, recoverability of goodwill and intangible assets, income taxes, multiclient seismic data, contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Oilfield Services

Products and Services Revenue

Schlumberger recognizes revenue for products and services based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other post delivery obligations. Revenue is recognized for products upon delivery, customer acceptance and when collectibility is reasonably assured. Revenue is recognized for services when they are rendered and collectibility is reasonably assured.

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

Part II, Item 8

Other

Taxes assessed by governmental authorities that are imposed concurrently on specific revenue-producing transaction, such as sales and value added taxes, are excluded from revenues in the Consolidated Statement of Income.

Translation of Non-United States Currencies

Schlumberger’s functional currency is primarily the US dollar. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Schlumberger’s policy is to hedge against unrealized gains and losses on a monthly basis. Transaction losses of $20 million, $13 million and $9 million were recognized in 2006, 2005 and 2004, respectively.

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2006 – $164 million; December 31, 2005 – $157 million). Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2006 and 2005.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as a significant portion of them have original maturities in excess of three months.

Long-term fixed income investments of $153 million mature as follows: $69 million in 2008, $55 million in 2009, $4 million in 2010 and $25 million in 2011.

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

Multiclient Seismic Data

The multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. This data may be acquired and/or processed by Schlumberger or subcontractors. Multiclient surveys are primarily generated utilizing Schlumberger resources. Schlumberger capitalizes costs

Part II, Item 8

directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, except as described in Note 4 Acquisitions regarding the accounting for multiclient seismic data at the time of the purchase of the WesternGeco minority interest, under no circumstance will an individual survey carry a net book value greater than a 4- year straight-lined amortized value.

The carrying value of the multiclient library is reviewed for impairment annually as well as when an event or change in circumstance indicating impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future cash flows, which involves significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period.

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

For purposes of performing the impairment test for goodwill as required by SFAS 142, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values for 2006, 2005 and 2004. Schlumberger performs the annual goodwill impairment test of its WesternGeco reporting unit on October 1st of every year while the reporting units comprising the Oilfield Services segment are tested as of December 31st.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involve significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, Schlumberger may engage a third-party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, Schlumberger could be required to recognize impairment charges in the future.

Schlumberger capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, payroll and payroll related costs. The costs of internally developed software are amortized on a straight-line basis over the estimated useful life, which is principally 5 to 7 years. Other intangible assets consist primarily of technology and customer relationships acquired in business combinations. Acquired technology is generally amortized over periods ranging from 5 to 15 years and acquired customer relationships are generally amortized over periods ranging from 7 years to 20 years.

Part II, Item 8

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

Approximately $7.8 billion of consolidated income retained for use in the business on December 31, 2006 represented undistributed earnings of consolidated subsidiaries and Schlumberger’s share of equity method investees. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

Concentration of Credit Risk

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, fixed income investments held to maturity, and receivables from clients and derivative financial instruments. Schlumberger places its cash, short-term investments and fixed income investments held to maturity with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests. The receivables from clients are spread over many countries and customers. Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. By using derivative financial instruments to hedge exposure to changes in exchange rates and interest rates, Schlumberger exposes itself to credit risk. Schlumberger minimizes the credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

Research & Engineering

All research and engineering expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by first adding back to net income the interest expense on the convertible debentures and then dividing this adjusted net income by the sum of (i) unvested restricted stock units; and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes

Part II, Item 8

(a) that all stock options which are in the money are exercised at the beginning of the period and that the proceeds are used by Schlumberger to purchase shares at the average market price for the period, and (b) the conversion of the convertible debentures.

If the impact of the adding the interest expense on the convertible debentures back to net income and including the shares from the assumed conversion of the convertible debentures has an anti-dilutive effect on the diluted EPS calculation, then the effects of the convertible debentures are excluded from the calculation.

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

(Stated in thousands except per share amounts)
	Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2006:
Basic	$3,709,851	1,181,683	$3.14

Assumed conversion of debentures	28,788	38,210
Assumed exercise of stock options		21,874
Unvested restricted stock		429

Diluted	$3,738,639	1,242,196	$3.01

2005:
Basic	$2,198,995	1,178,576	$1.87

Assumed conversion of debentures	28,788	38,210
Assumed exercise of stock options		12,930

Diluted	$2,227,783	1,229,716	$1.81

2004:
Basic	$1,014,052	1,178,178	$0.86

Assumed conversion of debentures	28,788	38,210
Assumed exercise of stock options		9,357

Diluted	$1,042,840	1,225,745	$0.85

Employee stock options to purchase approximately 628,000 and 17.4 million shares of common stock at December 31, 2006 and 2004, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive. At December 31, 2005 the average market price was greater than the exercise price of all outstanding stock options, therefore there were no options excluded from the computation of diluted earnings per share.

3.    Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations:

2006

Second quarter of 2006:

•

As discussed in further detail in Note 4 Acquisitions, Schlumberger acquired the 30% minority interest in WesternGeco held by Baker Hughes Incorporated for $2.4 billion in cash during the second quarter of 2006. In connection with this transaction, a pretax and after-tax charge of $21 million was recorded, representing the portion of the purchase price that was allocated to in-process research and development. Schlumberger recorded an additional $6 million of in-process research and

Part II, Item 8

development charges, primarily related to a small acquisition which was also completed in the second quarter of 2006. These amounts were determined by identifying research and development projects that had not yet reached technological feasibility at the time of the acquisition. These charges are classified in Research & engineering in the Consolidated Statement of Income.

•

Schlumberger recorded a pretax and after-tax loss of $9 million relating to the liquidation of certain investments in connection with the funding of the previously mentioned WesternGeco transaction. These losses are classified in Interest and other income in the Consolidated Statement of Income.

•

In connection with the settlement of the WesternGeco visa matter described in Note 18 Contingencies, a pretax charge of $10 million ($7 million after-tax and minority interest) was recorded in the second quarter of 2006 and is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net
Charges and Credits
– WesternGeco in-process R&D charge	$21.0	$–	$–	$21.0
– Loss on liquidation of investments to fund WesternGeco transaction	9.4	–	–	9.4
– WesternGeco visa settlement	9.7	0.3	(3.2)	6.8
– Other in-process R&D charges	5.6	–	–	5.6

Net Charges	$45.7	$0.3	$(3.2)	$42.8

2005

Fourth quarter of 2005:

Schlumberger sold its investment in Hanover Compressor Company common stock for net proceeds of $110 million resulting in a pretax and after-tax gain of $21 million. The pretax gain is classified in Interest and other income in the Consolidated Statement of Income.

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

The following is a summary of 2005 Charges & Credits:

(Stated in millions)
	Pretax	Tax	Net
Charges & Credits
– Gain on sale of Hanover Compressor stock	$(20.9)	$–	$(20.9)
– Gain on sale of Montrouge facility	(163.4)	–	(163.4)
– Other real estate related charges	12.1	0.8	11.3

Net Credits	$(172.2)	$0.8	$(173.0)

Part II, Item 8

2004

Third quarter of 2004:

•	Schlumberger recorded a pretax and after-tax charge of $3 million related to employee severance. This charge is classified in Cost of goods sold and services in the Consolidated Statement of Income.

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

•

Schlumberger Technology Corporation paid off its then outstanding commercial paper borrowing in the United States. As a result, the $500 million United States interest-rate swaps that were designated as cash-flow hedges became ineffective. Schlumberger recorded a pretax non-cash charge of $73 million ($46 million after-tax) to recognize unrealized losses previously recorded in Other Comprehensive Income. The pretax charge is classified in Interest expense in the Consolidated Statement of Income.

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

•

Schlumberger recorded, a pretax charge of $20 million ($14 million after-tax) related to a voluntary early retirement program in the United States and is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of the 2004 Charges & Credits:

(Stated in millions)
	Pretax	Tax	Net
Charges & Credits:
- Debt extinguishment costs	$114.9	$14.0	$100.9
- Restructuring program charges	26.5	5.5	21.0
- Intellectual Property settlement charge	11.2	1.3	9.9
- Loss on sale of Atos Origin shares	21.0	–	21.0
- US interest-rate swap settlement gain	(9.6)	(3.3)	(6.3)
- Vacated leased facility reserve	11.0	–	11.0
- Litigation reserve release	(5.0)	–	(5.0)
- Loss recognized on interest-rate swaps	73.5	27.2	46.3

Net Charges	$243.5	$44.7	$198.8

4.    Acquisitions

Acquisition of WesternGeco Minority Interest

On April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Schlumberger also incurred direct acquisition costs of $6 million in connection with this transaction. As a result of this transaction, Schlumberger owns 100% of WesternGeco.

The purchase price has been allocated to the proportionate share of net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Book value of minority interest acquired	$460

Fair value adjustments:
Technology (weighted average life of 15 years)	293
Customer relationships (life of 20 years)	153
Vessels (weighted average remaining life of 11 years)	84
Other fixed assets (weighted average remaining life of 3 years)	10
Multiclient seismic data (maximum life of 3 years)	41
Other identifiable intangible assets (life of 15 years)	49
In-process research and development (expensed immediately-see Note 3)	21
Deferred income taxes	(43)
Goodwill	1,338

Total purchase price	$2,406

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Approximately $0.8 billion of the $1.3 billion of goodwill is estimated to be tax deductible. In addition, $625 million of the goodwill created as a result of this transaction has been allocated to the Oilfield Services business segment (“OFS”) in recognition of the estimated present value of future synergies paid for in this transaction that will directly benefit OFS.

Part II, Item 8

Vessels and other fixed assets

In analyzing the fair value of the WesternGeco vessels it was determined that the remaining estimated useful lives of these assets exceeded the remaining estimated life currently being used to calculate depreciation expense. Therefore, the estimated remaining useful lives of the vessels were extended an additional 4 years (on a weighted average basis) as of the date of the acquisition. The impact of the fair value adjustments for all fixed assets, combined with the change in estimate regarding the depreciable lives of the vessels, resulted in a net reduction in depreciation expense of approximately $2 million in 2006.

Multiclient seismic data

The carrying value of the multiclient library immediately after the acquisition increased to $243 million from $202 million, reflecting the impact of the $41 million fair value adjustment. These capitalized costs will be charged to Cost of goods sold and services based on the percentage of the total costs on the balance sheet to the estimated total revenue that Schlumberger expects to receive from the sales of such data. Schlumberger policy has been that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value. After consideration of the estimated number of future years that revenues are expected to be derived from the multiclient seismic data at the time of the acquisition, Schlumberger concluded that the remaining minimum amortization period should be 3 years for all surveys in the multiclient seismic library at the time of the transaction, effectively resetting the minimum amortization period. Therefore, the $243 million of capitalized multiclient seismic data costs will be charged to expense over a period no longer than the next 3 years from the date of the transaction. Surveys comprising the $202 million of multiclient seismic data costs prior to this transaction had a weighted average remaining life for purposes of computing the minimum amortization of approximately 1.8 years. Given the current emphasis on requiring multiclient projects to be significantly prefunded before the project commences, Schlumberger currently estimates that the majority of revenues to be derived from sales of new surveys will be achieved within a 4-year period. Therefore, Schlumberger will continue its policy that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value for all surveys added to the library after the date of this transaction.

The net impact of the $41 million fair value adjustment combined with the resetting of the minimum amortization period resulted in an approximate $28 million net reduction in multiclient amortization expense in 2006 as compared to what multiclient amortization expense would have been had this transaction not been consummated.

Acquisition of PetroAlliance Minority Interest

On December 9, 2003, Schlumberger announced that it had signed an agreement to acquire PetroAlliance Services Company Limited (“PetroAlliance Services”) over a 3-year period based on a formula determined at that time. Schlumberger acquired 26% of PetroAlliance Services in the second quarter of 2004 for $12 million in cash and 843,740 shares of Schlumberger common stock valued at $24 million. During the second quarter of 2005, Schlumberger acquired an additional 25% of PetroAlliance Services for $40 million in cash and 2,300,646 shares of Schlumberger common stock valued at $79 million bringing its total ownership interest to 51%. During the second quarter of 2006, Schlumberger acquired the remaining 49% of PetroAlliance Services that it did not own for $165 million in cash and 4,730,960 shares of Schlumberger common stock valued at approximately $330 million. The aggregate purchase price paid for PetroAlliance Services over the 3-year period was $650 million.

Schlumberger began consolidating the results of PetroAlliance Services in the second quarter of 2005. This investment had previously been accounted under the equity method.

Part II, Item 8

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

The $119 million purchase price paid in the second quarter of 2005 was allocated to the assets acquired and the liabilities assumed according to their fair value at the date of the transaction as follows:

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

Other Acquisitions

Schlumberger has made certain other acquisitions and minority interest investments, none of which were significant on an individual basis, for cash payments of $356 million during 2006, $56 million during 2005 and $31 million during 2004.

Under the terms of certain past acquisitions, Schlumberger has obligations to pay additional consideration if specific conditions are met. Schlumberger made cash payments of $63 million during 2006 and $21 million during 2005, with respect to certain transactions that were consummated in prior years, which have been recorded as additional goodwill. Under the terms of one of the transactions, Schlumberger may acquire the remaining interest based upon a performance-based formula, payable in Schlumberger common stock, subject to performance requirements, regulatory approval and other customary conditions.

Pro forma results pertaining to the above acquisitions, including the WesternGeco and PetroAlliance Services transactions, are not presented as the impact was not significant.

Part II, Item 8

5.    Investments in Affiliated Companies

The MI-SWACO drilling fluids joint venture is owned 40% by Schlumberger and 60% by Smith International, Inc. Schlumberger records income using the equity method of accounting. Schlumberger’s investment in the joint venture on December 31, 2006 and 2005 was $970 million and $802 million, respectively. Schlumberger’s equity income from this joint venture in 2006 was $135 million, $83 million in 2005 and $68 million in 2004. Schlumberger received cash distributions from the joint venture of $28 million in 2005 and $28 million in 2004. There were no such distributions in 2006.

Schlumberger's joint venture agreement with Smith International, Inc. contains a provision under which either party to the joint venture may offer to sell its entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the prices specified in the offer notice.

6.    Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31	2006	2005

Raw Materials & Field Materials	$1,186	$976
Work in Process	127	96
Finished Goods	91	65

	1,404	1,137
Less reserves for obsolescence	157	127

	$1,247	$1,010

7.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2006	2005

Land	$87	$66
Buildings & Improvements	1,100	989
Machinery & Equipment	12,725	10,750

	13,912	11,805
Less accumulated depreciation	8,336	7,604

	$5,576	$4,201

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 10% is being depreciated over 16 to 25 years, 6% over 10 to 15 years and 84% over 2 to 9 years determined on a gross book value basis.

Depreciation and amortization expense relating to fixed assets was $1.232 billion, $1.092 billion and $1.007 billion in 2006, 2005 and 2004, respectively.

8.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2006	2005

Balance at beginning of year	$222	$347
Capitalized in year	180	60
Fair value adjustment (see Note 4)	41	–
Charged to cost of goods sold & services	(216)	(185)

	$227	$222

Part II, Item 8

9.    Goodwill

The changes in the carrying amount of goodwill by business segment in 2006 were as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total

Balance at December 31, 2005	$2,676	$246	$2,922
Acquisition of WesternGeco minority interest	625	713	1,338
Acquisition of PetroAlliance minority interest	404	–	404
Other additions	301	9	310
Impact of change in exchange rates	15	–	15

Balance at December 31, 2006	$4,021	$968	$4,989

The changes in the carrying amount of goodwill by business segment in 2005 were as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total

Balance at December 31, 2004	$2,545	$244	$2,789
Additions	146	2	148
Other	6	–	6
Impact of change in exchange rates	(21)	–	(21)

Balance at December 31, 2005	$2,676	$246	$2,922

10.    Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. At December 31, the gross book value and accumulated amortization of intangible assets were as follows:

(Stated in millions)
	2006			2005
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

Software	$427	$241	$186	$428	$187	$241
Technology	545	140	405	144	98	46
Customer Relationships	251	12	239	22	1	21
Other	112	34	78	36	24	12

	$1,335	$427	$908	$630	$310	$320

Amortization expense was $113 million in 2006, $75 million in 2005 and $78 million in 2004.

The weighted average amortization period for all intangible assets is approximately 9 years.

Based on the December 31, 2006 Net Book Value, amortization expense for the subsequent five years is estimated to be as follows: 2007 – $138 million, 2008 – $111 million, 2009 – $85 million, 2010 – $77 million and 2011 – $75 million.

Part II, Item 8

11.    Long-term Debt and Debt Facility Agreements

Convertible Debentures

During 2003, Schlumberger Limited issued $975 million aggregate principal amount of 1.5% Series A Convertible Debentures due June 1, 2023 and $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. The aggregate offering price of the debentures was $1.425 billion, the initial purchasers’ discount was $25.4 million and the net proceeds to Schlumberger Limited were $1.4 billion.

The Series A debentures and the Series B debentures are convertible, at the holders’ option, into shares of common stock of Schlumberger Limited. Holders of the Series A debentures may convert their debentures into common stock at a conversion rate of 27.651 shares for each $1,000 principal amount of Series A debentures (equivalent to an initial conversion price of $36.165 per share). Holders of the Series B debentures may convert their debentures into common stock at a conversion rate of 25.000 shares for each $1,000 principal amount of Series B debentures (equivalent to an initial conversion price of $40.00 per share). Each conversion rate may be adjusted for certain events, but it will not be adjusted for accrued interest.

On or after June 6, 2008 (in the case of the Series A debentures) or June 6, 2010 (in the case of the Series B debentures), Schlumberger may redeem for cash all or part of the applicable series of debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2008, June 1, 2013, and June 1, 2018, holders of Series A debentures may require Schlumberger to repurchase their Series A debentures. On June 1, 2010, June 1, 2013 and June 1, 2018, holders of Series B debentures may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2008 (in the case of the Series A debentures) and June 1, 2010 (in the case of the Series B debentures) will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change (defined as a change in control or a termination of trading of Schlumberger’s common stock), holders may require Schlumberger to repurchase all or a portion of their debentures for an amount equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price may be paid in cash, Schlumberger common stock (or if Schlumberger is not the surviving entity in a merger, the securities of the surviving entity) or a combination of cash and the applicable securities, at Schlumberger’s option. The applicable securities will be valued at 99% of their market price. Schlumberger’s option to pay the repurchase price with securities is subject to certain conditions. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased. The fair value of the Series A and Series B debentures at December 31, 2006 was $1.7 billion and $740 million, respectively.

Other Long-Term Debt

A summary of other long-term debt by currency, analyzed by Bonds and Notes, Commercial Paper (CP) and Other, at December 31 follows:

(Stated in millions)
	2006				2005
	Bonds and Notes	CP	Other	Total	Bonds and Notes	CP	Other	Total

US dollar	$1,177	$548	$130	$1,855	$648	$753	$73	$1,474
Euro	652	–	46	698	584	–	44	628
UK pound	33	156	25	214	30	–	–	30
Canadian dollar	–	–	129	129	–	–	–	–
Norwegian kroner	–	–	343	343	–	–	34	34

	$1,862	$704	$673	$3,239	$1,262	$753	$151	$2,166

Part II, Item 8

Bonds and Notes consist of the following at December 31,

(Stated in millions)
	2006	2005

Guaranteed Floating Rate Notes due 2009	$529	$–
6.5% Notes due 2012	648	648
5.875% Guaranteed Bonds due 2011	333	298
5.25% Guaranteed Bonds due 2008	319	286
6.25% Guaranteed Bonds due 2008	33	30

	$1,862	$1,262

In September 2006, Schlumberger Finance B.V. issued €400 million Guaranteed Floating Rate Notes due 2009. Interest is payable quarterly at the rate of 10 basis points over 3-month Euribor. Schlumberger entered into an agreement to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this US dollar denominated debt on which Schlumberger Finance B.V. will pay interest in US dollars at the rate of 3-month LIBOR plus 0.0875%. The carrying value of these Notes approximated their fair value at December 31, 2006.

The fair value of the $648 million of Schlumberger Technology Corporation (STC) 6.5% Notes due 2012 was $681 million at December 31, 2006.

The fair value of the Schlumberger SA euro denominated 5.25% Guaranteed Bonds due 2008 and the 5.875% Guaranteed Bonds due 2011 was $677 million at December 31, 2006.

Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and Schlumberger’s intent to maintain these obligations for longer than one year.

Commercial paper borrowings outstanding at December 31, 2006 and 2005 include certain notes issued in currencies other than the US dollar which were swapped for US dollars on the date of issue until maturity.

The weighted average interest rate on variable rate debt as of December 31, 2006 was 5.1%.

Long-term debt, including the Convertible Debentures, as of December 31, 2006, is due as follows: $1.385 billion in 2008, $670 million in 2009, $567 million in 2010, $1.394 billion in 2011 and $648 million thereafter.

Debt Facility Agreements

On December 31, 2006, wholly owned subsidiaries of Schlumberger had separate debt facility agreements aggregating $4.9 billion with commercial banks, of which $3.7 billion was committed and $2.2 billion was available and unused. It included $2.5 billion of committed facilities which support commercial paper programs in the United States and Europe, and mature in April 2010 and April 2011, respectively. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

12.  Derivative Instruments and Hedging Activities

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

Part II, Item 8

On December 31, 2006, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $68 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements decreased consolidated interest expense in 2006 by $0.8 million.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2006, contracts were outstanding for the US dollar equivalent of $2.9 billion in various foreign currencies. These contracts mature on various dates in 2007.

At December 31, 2006, Schlumberger recognized a cumulative net $21 million gain in Stockholders' Equity relating to derivative instruments and hedging activities. This gain was primarily due to the revaluation of foreign currency forward contracts at December 31, 2006.

13.    Capital Stock

On April 12, 2006, the stockholders of Schlumberger approved an amendment to the Schlumberger Articles of Incorporation to increase the authorized common share capital of Schlumberger from 1,500,000,000 shares to 3,000,000,000 shares. Schlumberger is now authorized to issue 3,000,000,000 shares of common stock, par value $0.01 per share, of which 1,177,893,459 and 1,177,604,218 shares were outstanding on December 31, 2006 and December 31, 2005, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

14.    Stock Compensation Plans

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

Schlumberger adopted SFAS 123R effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted during the period from January 1, 1995 to December 31, 2002. Such costs will be recognized in the financial statements of Schlumberger over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes. The adoption of this standard resulted in Schlumberger recording additional stock-based compensation charges of approximately $20 million in 2006.

Stock Options

Key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the average of the high and low sales prices of Schlumberger stock on the date of grant; an option’s maximum term is generally ten years, and options generally vest in

Part II, Item 8

increments over four or five years. The gain on the awards granted during the period from July 2003 to January 2006 is capped at 125% of the exercise price. Awards granted subsequent to January 2006 do not have a cap on any potential gain and generally vest in increments over five years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2006	2005	2004

Dividend yield	0.8%	1.3%	1.5%
Expected volatility	33%	31%	24%
Risk free interest rates	4.3%	3.8%	3.6%
Expected option life	6.1 years	4.5 years	4.5 years
Weighted-average fair value per share	$20.03	$7.12	$6.17

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

During 2006, Schlumberger granted 661,000 shares of restricted stock with a weighted average fair market value of $65.22 per share. The fair value of restricted shares is based upon the closing market price of the underlying common stock as of the date of grant. Restricted stock awards generally vest at the end of three years, with the exception of certain grants which vest over a two-year period with a two-year holding period. There have not been any grants to date that are subject to performance-based vesting.

Discounted Stock Purchase Plan

Under the terms of the DSPP, employees can choose to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 92.5% of the lower of the stock price at the beginning or end of the plan period at six-month intervals.

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2006	2005	2004

Dividend yield	1.1%	1.4%	1.5%
Expected volatility	25%	26%	30%
Risk free interest rates	3.9%	2.1%	1.3%
Weighted average fair value per share	$6.19	$4.76	$4.18

Total Stock – Based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	2006	2005	2004
Stock options	$90	$28	$13
Restricted stock	9	–	–
DSPP	15	12	13

Total stock-based compensation expense	$114	$40	$26

Part II, Item 8

As of December, 31 2006, there was $221 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. Approximately $89 million is expected to be recognized in 2007, $73 million is expected to be recognized in 2008, $49 million in 2009, $7 million in 2010 and $3 million in 2011.

The following table summarizes information concerning outstanding and exercisable options by five ranges of exercise prices as of December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of exercise prices	Number outstanding as of 12/31/06	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of 12/31/06	Weighted- average exercise price

$18.917 – $27.810	8,702,493	4.46	$24.320	6,911,032	$24.869
$27.873 – $32.125	10,186,193	5.09	$28.856	8,102,725	$29.103
$32.455 – $34.828	10,245,174	7.90	$32.819	3,053,046	$32.764
$35.658 – $41.174	10,585,641	2.49	$40.406	10,270,266	$40.431
$54.235 – $66.030	8,959,100	9.12	$55.866	–	–

	48,678,601	5.75	$36.362	28,337,069	$32.570

The weighted average remaining contractual life of stock options exercisable as of December 31, 2006 was 4.05 years.

The following table summarizes stock option activity during the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	52,978,806	$31.39	60,124,050	$29.92	75,113,094	$28.25
Granted	9,055,140	$55.86	7,302,980	$33.34	5,918,500	$31.72
Exercised	(11,277,006)	$29.89	(11,004,696)	$24.28	(11,297,716)	$18.53
Forfeited	(2,078,339)	$29.53	(3,443,528)	$32.02	(9,609,828)	$31.42

Outstanding at year-end	48,678,601	$36.36	52,978,806	$31.39	60,124,050	$29.92

The aggregate intrinsic value of stock options outstanding as of December 31, 2006 was approximately $1.31 billion. The aggregate intrinsic value of stock options exercisable as of December 31, 2006 was approximately $867 million.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was approximately $366 million, $193 million and $149 million, respectively.

Part II, Item 8

Schlumberger applied the intrinsic value method of APB Opinion 25 for grants prior to January 1, 2003. Had compensation cost for stock-based awards granted prior to January 1, 2003 been determined based on the fair value at the grant dates, consistent with the fair value method of SFAS 123, Schlumberger’s net income and earnings per share would have been the pro forma amounts indicated below:

(Stated in millions except per share amounts)
	2006	2005	2004
Net income
As reported	$3,710	$2,207	$1,224
Pro forma adjustments:
Cost of Stock Options	–	(40)	(58)

Pro forma	$3,710	$2,167	$1,166

Basic earnings per share
As reported	$3.14	$1.87	$1.04
Pro forma adjustments:
Cost of Stock Options	–	(0.03)	(0.05)

Pro forma	$3.14	$1.84	$0.99

Diluted earnings per share
As reported	$3.01	$1.82	$1.02
Pro forma adjustments:
Cost of Stock Options	–	(0.03)	(0.05)

Pro forma	$3.01	$1.79	$0.97

15.    Discontinued Operations

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

Schlumberger divested of a number of businesses during 2004. The results of the following businesses are reported as Discontinued Operations in the Consolidated Statement of Income. All gains and losses disclosed below are presented net of related income taxes, where applicable.

•

The sale of the SchlumbergerSema business was completed in January 2004. Schlumberger received €393 million after adjustments ($495 million) in cash and 19.3 million shares of common stock of Atos Origin with a value of €1.02 billion ($1.27 billion), which represented approximately 29% of the outstanding common shares of Atos Origin after the transaction was completed. The results of SchlumbergerSema include, in the first quarter of 2004, a gain of $26 million on the sale, and in the second quarter of 2004, a credit of $15 million related to adjustments to several accruals. The net assets were approximately $2.2 billion, including $1.3 billion of goodwill.

On February 2, 2004, Schlumberger sold 9.6 million of the Atos Origin shares for a net consideration of €500 million ($625 million). As a result of this sale, Schlumberger’s investment was reduced to approximately 15% of the outstanding common shares of Atos Origin. The equity in earnings representing Schlumberger’s

Part II, Item 8

interest in Atos Origin for the four days ending February 2, 2004 was not material. This investment was accounted for using the cost method as of February 2, 2004. On April 30, 2004 Schlumberger sold its remaining holding of 9.7 million Atos Origin shares for consideration of €465 million ($551 million) net of expenses. The losses on the sales of the Atos Origin shares of $21 million are classified in Interest and other income in the Consolidated Statement of Income (see Note 3 Charges and Credits).

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

•

In May 2004, Schlumberger’s wholly owned subsidiary, Schlumberger BV, sold, via a public offering, 34.8 million ordinary shares that it had held in its smart card business Axalto Holding NV, which represented 87% of the total ordinary shares outstanding. The sale price was €14.80 per share, resulting in net proceeds, after expenses, of $606 million, including a subsequent placement of 166,250 shares. A $7 million loss on the sale was recognized in the second quarter of 2004.

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

Part II, Item 8

The following table summarizes the results of these discontinued operations:

(Stated in millions)
	2005	2004
Revenues	$8	$590

Income (loss) before taxes	$(1)	$55
Tax expense	–	16
Gains on disposal, net of tax	9	171

Income from discontinued operations	$8	$210

16.    Income Tax Expense

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

As more fully described in Note 3 Charges and Credits, Schlumberger recorded pretax charges in 2006 of $46 million ($19 million in the United States; $27 million outside the United States), net pretax credits in 2005 of $172 million ($19 million of net credits in the United States; $153 million of credits outside the United States), and net pretax charges in 2004 of $243 million ($119 million of net charges in the United States; $124 million of net charges outside of the United States).

Pretax book income from continuing operations subject to United States and non-United States income taxes for each of the three years ended December 31, was a follows:

(Stated in millions)
	2006	2005	2004
United States	$1,582	$892	$286
Outside United States	3,366	2,080	1,041

Pretax income	$4,948	$2,972	$1,327

The components of net deferred tax assets were as follows:

(Stated in millions)
	2006	2005
Postretirement and other long-term benefits	$394	$262
Current employee benefits	31	118
Fixed assets, inventory and other	148	173
Net operating losses	3	11

	$576	$564

The deferred tax assets relating to net operating losses at December 31, 2006 and 2005 are net of valuation allowances in certain countries of $218 million and $213 million, respectively.

The components of consolidated income tax expense from continuing operations were as follows:

(Stated in millions)
	2006	2005	2004
Current:
United States – Federal	$495	$256	$13
United States – State	49	24	1
Outside United States	641	372	221

	$1,185	$652	$235

Deferred:
United States – Federal	$8	$12	$30
United States – State	12	2	6
Outside United States	(10)	77	6
Valuation allowance	(5)	(61)	–

	$5	$30	$42

Consolidated taxes on income	$1,190	$682	$277

Part II, Item 8

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2006	2005	2004

US statutory federal rate	35%	35%	35%
US state income taxes	1	1	–
Non US income taxed at different rates	(10)	(8)	(10)
Effect of equity method investment	(1)	(1)	(1)
Minority partner’s share of LLC earnings	–	(1)	(1)
Other	(1)	(1)	(2)
Charges and credits	–	(2)	–

Effective income tax rate	24%	23%	21%

Prior to Schlumberger acquiring the 30% interest in WesternGeco from Baker Hughes, as described in Note 4 Acquisitions, the United States and Canadian operations of the WesternGeco joint venture were structured as limited liability companies (LLC) and are treated as partnerships for income tax purposes. For periods prior to the date of the previously mentioned transaction, the net income of the WesternGeco business segment, as presented in Note 19 Segment Information, reflects tax expense as if the LLC was subject to income taxes as this is how management evaluated the results of this segment. However, the tax expense on the Consolidated Statement of Income only included Schlumberger’s share of the tax expense associated with the LLC. Minority Interest on the Consolidated Statement of Income included the minority partner’s share of the pretax results of the LLCs as well as their share of the after-tax results of the non-United States and Canadian operations of the venture.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for Schlumberger on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Schlumberger is in the process of completing its evaluation of the impact of adopting FIN 48 on its financial statements, which is not currently expected to be material.

17.    Leases and Lease Commitments

Total rental expense relating to continuing operations was $686 million in 2006, $532 million in 2005, and $464 million in 2004. Future minimum rental commitments under noncancelable leases for each of the next five years are as follows:

(Stated in millions)
2007	$191
2008	123
2009	82
2010	62
2011	44
Thereafter	189

$691

Part II, Item 8

18.    Contingencies

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

In December 2004, WesternGeco LLC and Schlumberger Technology Corporation received federal grand jury subpoenas issued by the United States District Court for the Southern District of Texas. The subpoenas sought documents relating to possible fraud in obtaining visas for foreign crewmembers working on vessels operating on the Outer Continental Shelf of the Gulf of Mexico. On June 16, 2006, WesternGeco L.L.C. entered into an agreement with the United States Attorney’s Office for the Southern District of Texas (“USAO”) resolving the issues raised in the federal investigation. Under the terms of the agreement, WesternGeco L.L.C. accepted responsibility for U.S. visa violations and agreed to pay a monetary penalty of $18 million and reimburse the United States Government for $1.6 million in investigation expenses. As a result of this agreement, a pretax charge of approximately $10 million ($7 million after-tax and minority interest) was recorded in the second quarter of 2006 (see Note 3 Charges and Credits). Additionally, WesternGeco L.L.C. accepted a deferred prosecution agreement covering a one-year period, during which time WesternGeco L.L.C.’s Gulf of Mexico activities will be subject to monitoring by the USAO. At the conclusion of the one-year period, if WesternGeco L.L.C. has complied with the deferred prosecution agreement, such agreement will expire and no prosecution arising from the investigation will be brought. WesternGeco has also developed and implemented a comprehensive visa and immigration compliance program to prevent a recurrence of any improper visa practices.

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

19.    Segment Information

Schlumberger operates two business segments: Oilfield Services (OFS) and WesternGeco.

The Oilfield Services segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: North America is a major self-contained market; Latin America comprises regional markets that share a common dependence on the oil and gas industry; Europe is a major self-contained market that includes the CIS and West Africa, whose economy is increasingly linked to that of Europe; Middle East & Asia includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir.

Part II, Item 8

The WesternGeco segment provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers, as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management.

Financial information for the years ended December 31, 2006, 2005 and 2004, by segment, is as follows:

(Stated in millions)
	2006
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,273	$1,053	$–	$551	$1,604	$2,605	$310	$623
Latin America	2,563	403	–	92	495	1,490	148	233
Europe/CIS/W. Africa	4,818	995	2	200	1,197	2,840	301	558
Middle East & Asia	3,960	1,150	–	139	1,289	2,392	317	631
Elims/Other	153	(5)	–	23	18	2,758	58	50

	16,767	3,596	2	1,005	4,603	12,085	1,134	2,095

WESTERNGECO	2,471	565	42	246	853	2,267	421	525
Corporate eliminations & Other	(8)	(290)	5	(61)	(346)	3,491	6	17
Goodwill						4,989

	$19,230	$3,871	$49	$1,190		$22,832	$1,561	$2,637

Interest Income					113
Interest Expense					(229)
Charges & Credits					(46)

					$4,948

(Stated in millions)
	2005
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$3,760	$609	$–	$324	$933	$2,041	$279	$376
Latin America	2,209	261	–	69	330	1,332	143	152
Europe/CIS/W. Africa	3,533	569	8	127	704	1,974	265	338
Middle East & Asia	3,033	774	–	97	871	2,016	271	414
Elims/Other	113	(54)	–	21	(33)	1,968	48	106

	12,648	2,159	8	638	2,805	9,331	1,006	1,386

WESTERNGECO	1,662	140	60	117	317	1,396	338	264
Corporate eliminations & Other	(1)	(183)	23	(73)	(233)	4,428	7	2
Goodwill						2,922

	$14,309	$2,116	$91	$682		$18,077	$1,351	$1,652

Interest Income					98
Interest Expense					(187)
Charges & Credits					172

					$2,972

Part II, Item 8

(Stated in millions)
	2004
	Operating Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure
OFS
North America	$3,108	$340	$–	$179	$519	$1,668	$253	$247
Latin America	1,746	181	–	40	221	1,244	142	131
Europe/CIS/W. Africa	2,787	368	–	80	448	1,721	233	262
Middle East & Asia	2,478	569	–	80	649	1,723	228	361
Elims/Other	120	(46)	–	10	(36)	1,690	60	62

	10,239	1,412	–	389	1,801	8,046	916	1,063

WESTERNGECO	1,238	53	22	49	124	1,267	378	212
Corporate eliminations & Other	3	(61)	14	(161)	(208)	3,834	14	4
Goodwill						2,789
Discontinued operations assets						65

	$11,480	$1,404	$36	$277		$16,001	$1,308	$1,279

Interest Income					54
Interest Expense					(201)
Charges & Credits					(243)

					$1,327

Oilfield Services net income eliminations include certain headquarters administrative costs which are not allocated geographically, manufacturing and certain other operations, and costs maintained at the Oilfield Services level.

Corporate income eliminations principally comprise nonoperating expenses, such as certain intersegment charges, amortization of certain intangible assets, interest on postretirement benefits, stock-based compensation costs and interest expense (except as shown above), which are not included in the segments’ income. Corporate assets largely comprise short-term investments and fixed income investments, held to maturity.

During the three years ended December 31, 2006, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2006, 2005 and 2004 was $5.3 billion, $3.5 billion and $3.0 billion, respectively.

Interest expense excludes amounts which are included in the segments’ income (2006 – $6 million: 2005 – $10 million: 2004 – $8 million).

Depreciation & Amortization and Capital Expenditure include Multiclient seismic data costs.

Effective January 1, 2007, a component of the Middle East & Asia Area has been reallocated to the Europe/CIS/Africa Area and certain activities have been reallocated between Oilfield Services and WesternGeco. Commencing with Schlumberger's Form 10-Q and earnings press release for the quarter ended March 31, 2007, historical segment information will be reclassified to conform to the new presentation.

Part II, Item 8

20.    Pension and Other Benefit Plans

Adoption of SFAS 158

In September 2006, the Financial Accounting Standards Board issued SFAS 158 (Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)). SFAS 158 required Schlumberger to recognize the funded status (i.e., the difference between the fair value of plan assets and the benefit obligation) of its defined benefit pension and other postretirement plans (collectively “postretirement benefit plans”) in its December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to Accumulated Other Comprehensive Income, net of tax.

The adjustment to Accumulated Other Comprehensive Income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs which were previously netted against Schlumberger’s postretirement benefit plans’ funded status in the Consolidated Balance Sheet pursuant to the provisions of SFAS 87 (Employers’ Accounting for Pensions) and SFAS 106 (Employer’s Accounting for Postretirement Benefits Other Than Pensions). These amounts will subsequently be recognized as net periodic postretirement cost consistent with Schlumberger’s historical accounting policy for amortizing such amounts. The adoption of SFAS 158 had no effect on Schlumberger’s Consolidated Statement of Income for the year ended December 31, 2006, or for any prior period, and it will not affect Schlumberger’s operating results in future periods. Additionally, SFAS 158 did not have an effect on Schlumberger’s Consolidated Balance Sheet at December 31, 2005.

SFAS 158 also required companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This provision of SFAS 158 is not applicable as Schlumberger already uses a measurement date of December 31 for its postretirement benefit plans.

The incremental effect of applying SFAS 158 on the Consolidated Balance Sheet at December 31, 2006 for all of Schlumberger’s postretirement benefit plans is presented in the following table:

(Stated in millions)

	Prior to application of SFAS 158	SFAS 158 Adoption Adjustments	After application of SFAS 158

Deferred taxes (current)	$191	$(28)	$163
Deferred Taxes (long-term)	$186	$227	$413
Other Assets	$416	$(243)	$173
Accounts payable and accrued liabilities	$3,925	$(77)	$3,848
Postretirement Benefits	$713	$323	$1,036
Accumulated other comprehensive loss	$(879)	$(290)	$(1,169)

As a result of the adoption of SFAS 158, Schlumberger’s total liabilities increased by approximately 2% and stockholders’ equity decreased by approximately 3%. The impact on Schlumberger’s total assets was insignificant.

United States Defined Benefit Pension Plans

Schlumberger and its United States subsidiary sponsor several defined benefit pension plans that cover substantially all employees hired prior to October 1, 2004. The benefits are based on years of service and compensation on a career-average pay basis. The funding policy with respect to qualified pension plans is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

Part II, Item 8

Schlumberger’s contribution to US qualified pension plans during 2006 was $203 million. Although not required to make any contributions to its US qualified pension plans in 2007, Schlumberger currently expects to make contributions in 2007 of between $100 million and $200 million.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2006	2005	2004
Assumed discount rate	5.75%	6.00%	6.25%
Compensation increases	3.00%	3.00%	3.00%
Return on plan assets	8.50%	8.50%	8.50%

Net pension cost in the United States for 2006, 2005 and 2004, included the following components:

(Stated in millions)

	2006	2005	2004

Service cost – benefits earned during the period	$59	$53	$53
Interest cost on projected benefit obligation	112	108	98
Expected return on plan assets [actual return: 2006 – $224; 2005 – $132; 2004 - $123]	(134)	(109)	(90)
Amortization of prior service cost	8	8	5
FAS 88 charge	–	–	6
Amortization of net loss	27	25	19

Net pension cost	$72	$85	$91

Included in Accumulated Other Comprehensive Income at December 31, 2006 are the following non-cash pretax charges which have not yet been recognized in net periodic pension cost. Also presented is the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic benefit cost during the year-ending December 31, 2007.

(Stated in millions)

	Amt. recognized in Acc. Other Comp. Income at Dec 31, 2006	Amount expected to be charged to net periodic cost in 2007
Net actuarial losses	$251	$18
Prior service cost	$60	$7

Part II, Item 8

The changes in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2006 and 2005, were as follows:

(Stated in millions)

	2006	2005

Projected benefit obligation at beginning of the year	$1,984	$1,724
Service cost	59	53
Interest cost	112	108
Actuarial (gain)/losses	(89)	110
Benefits paid	(95)	(95)
Amendments	2	84
Other	33	–

Projected benefit obligation at end of the year	$2,006	$1,984

Plan assets at market value at beginning of the year	$1,588	$1,386
Actual return on plan assets	224	132
Contributions	204	172
Benefits paid	(95)	(95)
Administrative expense	(8)	(7)

Plan assets at market value at end of the year	$1,913	$1,588

Underfunded position at end of year	$(93)	$(395)

Unrecognized net loss		440
Unrecognized prior service cost		64

Pension asset at end of the year		$109

Plan assets at market value at end of the year		$1,588
Accumulated benefits obligation at end of the year	$(1,883)	(1,867)

Minimum liability		(279)
Pension asset at end of the year		(109)
Intangible asset		64

Charged to other comprehensive loss		$(324)

The $93 million underfunded position of the United States defined benefit pension plans is included in Postretirement Benefits in the accompanying Consolidated Balance Sheet at December 31, 2006.

The Consolidated Balance Sheet at December 31, 2005 presents Schlumberger’s pension obligations in accordance with SFAS 87, whereby a minimum liability adjustment equal to the difference between the plan assets and the accumulated benefit obligation (“ABO”) was recognized, partially offset by an intangible asset for unrecognized prior service cost, with the remainder charged to equity, net of tax. Further, any prepaid pension asset in excess of unrecognized prior service cost was reversed through a net-of-tax charge to equity. The ABO represents the actuarial present value of benefits based on employee service and compensation and does not include an assumption about future compensation levels. During the year ended December 31, 2005, Schlumberger recorded a non-cash pretax charge to Stockholders’ Equity of $67 million ($42 million after-tax) to reflect the minimum liability referred to above. At December 31, 2005, the cumulative non-cash pretax charge recorded in Stockholders’ Equity was $324 million ($201 million after-tax). The charge to Stockholders’ Equity represented a net loss not yet recognized as pension expense. The $279 million minimum pension liability at December 31, 2005 is included in Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet.

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were as follows:

	2006	2005

Assumed discount rate	6.00%	5.75%
Compensation increases	3.00%	3.00%
Return on plan assets	8.50%	8.50%

Part II, Item 8

The following is a breakdown of the plan assets:

(Stated in millions)

	2006	2005

US equity securities	$905	$761
Non-US equity securities	449	334
Fixed income securities	374	320
Cash and cash equivalents	85	86
Other investments	100	87

	$1,913	$1,588

The asset allocation objectives are to diversify the portfolio among several asset classes to reduce volatility while maintaining an asset mix that provides the highest expected rate of return consistent with an acceptable level of risk. The investment strategies include a rebalancing of the asset mix as necessary to the previously defined levels and reassessing funding levels and asset allocation strategy at least annually.

On December 31, 2006, there is no investment of plan assets in Schlumberger common stock.

The expected long-term rate of return on assets is 8.5%. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed at least annually. The pension trust’s performance over the last 10 years has been an annualized return of 8.7%.

The expected benefits to be paid under the plan are as follows:

(Stated in millions)

2007	$101
2008	$105
2009	$109
2010	$113
2011	$118
2012- 2016	$675

No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2007.

Other Defined Benefit Pension Plans

In addition to the previously disclosed United States defined benefit pension plans, Schlumberger sponsors several other defined benefit pension plans. Charges to expense for these plans were $56 million, $54 million and $43 million in 2006, 2005 and 2004, respectively, and are based upon costs computed by actuaries. These plans are funded through trusts in respect to past and current service.

Based on plan assets and the projected benefit obligation, the only significant defined benefit plan is in the UK, which covers employees hired prior to April 1, 1999.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2006	2005	2004

Assumed discount rate	5.20%	5.40%	5.60%
Compensation increases	4.50%	4.10%	4.00%
Return on plan assets	8.00%	8.00%	8.00%

Part II, Item 8

Net pension cost in the UK plan for 2006, 2005 and 2004 (translated into US dollars at the average exchange rate for the periods), included the following components:

(Stated in millions)

	2006	2005	2004

Service cost - benefits earned during the period	$26	$25	$24
Interest cost on projected benefit obligation	42	38	32
Expected return on plan assets [actual return: 2006 – $50; 2005 – $106; 2004 – $48]	(53)	(45)	(38)
Amortization of net loss & other	17	13	10

Net pension cost	$32	$31	$28

Included in Accumulated Other Comprehensive Income at December 31, 2006 are the following non-cash pretax charges which have not yet been recognized in net periodic pension cost. Also presented is the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic benefit cost during the year-ending December 31, 2007.

(Stated in millions)

	Amt. recognized in Acc. Other Comp. Income at Dec 31, 2006	Amount expected to be charged to net periodic cost in 2007

Net actuarial losses	$286	$17
Prior service cost	$3	$–

The changes in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) were as follows:

(Stated in millions)

	2006	2005

Projected benefit obligation at beginning of the year	$801	$754
Service cost	26	24
Interest cost	42	38
Contributions by Plan participants	2	2
Actuarial losses	33	97
Currency effect	109	(84)
Benefits paid	(23)	(19)
Other	1	(11)

Projected benefit obligation at end of the year	$991	$801

Plan assets at market value at beginning of the year	$647	$592
Actual return on plan assets	50	106
Currency effect	87	(68)
Employer contributions	47	29
Employee contributions	2	2
Transfer in	–	13
Benefits paid	(23)	(19)
Other	–	(8)

Plan assets at market value at end of the year	$810	$647

Underfunded position at end of year	$(181)	$(154)

Unrecognized net loss		232
Unrecognized prior service cost		3
Unrecognized net asset at transition date		–

Pension asset		$81

Plan assets at market value at end of the year		$647
Accumulated benefit obligation of plan at end of the year	$(859)	(674)

Minimum liability		(27)
Pension asset of under-funded plan		(81)
Intangible asset		3

Charged to other comprehensive loss		$(105)

Part II, Item 8

The $181 million underfunded position of the UK defined benefit pension plans is included in Postretirement Benefits in the accompanying Consolidated Balance Sheet at December 31, 2006. The $27 million minimum pension liability at December 31, 2005 is included in Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet.

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were as follows:

	2006	2005

Assumed discount rate	5.20%	4.90%
Compensation increases	4.50%	4.20%

The following is a breakdown of the plan assets:

(Stated in millions)

	2006	2005

Equity securities	$542	$427
Fixed income securities	155	120
Index linked gilts	74	60
Other investments	39	40

	$810	$647

The trustees of the UK plan determine their investment strategy with regard to the liability profile of the plan and have determined benchmarks which they believe provide an adequate balance between maximizing the return on the assets and minimizing the risk of failing to meet the liabilities over the long term.

Overall, the trustees of the plan aim to have a sufficiently diversified portfolio of appropriate liquidity, which will generate income and capital growth to meet, together with contributions from employees and the employers, the cost of current and future liabilities which the plan provides.

The overall expected return on assets assumption is derived as the weighted average of the expected returns from each of the main asset classes. The expected return for each asset class reflects a combination of historical performance analysis, the forward-looking views of the financial markets (as suggested by the yields available) and the views of investment organizations. Consideration is also given to the rate of return expected to be available for reinvestment. The pension trusts’ performance over the last 10 years has been an annualized return of 5.7%; over the last 15 years it is an annualized return of 8.9%.

The expected benefits to be paid under the plan are as follows:

2007	$19
2008	$20
2009	$22
2010	$24
2011	$27
2012 – 2016	$175

Contributions to the UK plan in 2007 are expected to be between $70 million and $80 million.

Other Deferred Benefits

In addition to providing defined pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $344 million, $276 million and $211 million in 2006, 2005 and 2004, respectively.

Health Care Benefits

Schlumberger and its United States subsidiary provide health care benefits for certain active employees. The costs of providing these benefits are expensed when incurred, and aggregated $72 million, $65 million and $68 million in 2006, 2005 and 2004, respectively. Outside the United States, such benefits are mostly provided through government-sponsored programs.

Part II, Item 8

Postretirement Benefits Other than Pensions

Schlumberger and its United States subsidiary provide certain health care benefits to former employees who have retired under the United States pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 5.75% in 2006, 6.00% in 2005 and 6.25% in 2004. The overall medical cost trend rate assumption is 10% graded to 6% over the next four years and 5% thereafter.

Net periodic postretirement benefit cost in the United States for 2006, 2005 and 2004, included the following components:

(Stated in millions)
	2006	2005	2004

Service cost – benefits earned during the period	$26	$29	$29
Interest cost on accumulated postretirement benefit obligation	45	45	51
Amortization of prior service cost	(28)	(14)	(7)
Amortization of net loss	16	11	13

	$59	$71	$86

Included in Accumulated Other Comprehensive Income at December 31, 2006 are the following non-cash pretax charges which have not yet been recognized in net periodic postretirement benefit cost. Also presented is the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic postretirement benefit cost during the year-ending December 31, 2007.

(Stated in millions)
	Amt. recognized in Acc. Other Comp. Income at Dec 31, 2006	Amount expected to be charged to net periodic cost in 2007

Net actuarial losses	$196	$11
Prior service cost	$(147)	$(27)

The change in accumulated postretirement benefit obligation and funded status on December 31, 2006 and 2005, was as follows:

(Stated in millions)
	2006	2005

Accumulated postretirement benefit obligation at beginning of the year	$785	$840
Service cost	26	29
Interest cost	45	45
Actuarial gains	(40)	–
Benefits paid	(31)	(33)
Plan amendments	–	(96)

Accumulated postretirement benefit obligation at the end of the year	$785	$785

Plan assets at market value at beginning of the year	$–	$–
Contributions	53	33
Actual return on plan assets	1	–
Benefits paid	(31)	(33)

Plan assets at market value at the end of the year	$23	$–

Underfunded position at end of year	$762	785

Unrecognized net loss		(252)
Unrecognized prior service cost/other		174

Postretirement benefit liability at the end of the year		$707

Part II, Item 8

The underfunded position of $762 million at December 31, 2006 and the postretirement benefit liability of $707 million at December 31, 2005 are included in Postretirement Benefits in the Consolidated Balance Sheet.

Historically, this plan has only been funded to the extent of current year benefit payments. However, in 2006, Schlumberger made an additional contribution to this plan of $22 million.

In 2005, amendments to the plan were enacted whereby the retiree cost sharing was increased effective in 2006.

The components of the accumulated postretirement benefit obligation on December 31, 2006 and 2005, were as follows:

(Stated in millions)
	2006	2005

Retirees	$418	$427
Fully eligible	217	192
Actives	150	166

	$785	$785

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 6.00% for 2006 and 5.75% for 2005.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2006 would have been $73 million, and the accumulated postretirement benefit obligation would have been $907 million on December 31, 2006.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2006 would have been $49 million, and the accumulated postretirement benefit obligation would have been $686 million on December 31, 2006.

The expected payments to be paid under the plan are as follows and are net of the annual Medicare Part D subsidy which ranges from $3 million to $4 million per year:

(Stated in millions)
2007	$33
2008	$35
2009	$38
2010	$40
2011	$42
2012-2016	$242

21.    Supplementary Information

Cash paid for interest and income taxes for continuing operations was as follows:

(Stated in millions)
Year ended December 31,	2006	2005	2004

Interest	$234	$196	$284
Income taxes	$997	$446	$253

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
As at December 31,	2006	2005

Payroll, vacation and employee benefits	$898	$671
Trade	1,311	1,070
Taxes, other than income	257	241
US and UK pension	–	358
Accrued expenses and other	1,382	1,225

	$3,848	$3,565

Part II, Item 8

Interest and other income includes the following:

(Stated in millions)
Year ended December 31,	2006	2005	2004

Interest income	$117	$100	$56
Equity in net earnings of affiliated companies	179	109	94
Gain on sale of facility in Montrouge, France	–	163	–
Gain on sale of Hanover Compressor stock	–	21	–
Loss on sale of Atos Origin stock	–	–	(21)
Loss on liquidation of investments to fund the WesternGeco transaction	(9)	–	–
Sale of assets	–	15	–

	$287	$408	$129

Allowance for doubtful accounts is as follows:

(Stated in millions)
Year ended December 31,	2006	2005	2004

Balance at beginning of year	$103	$114	$128
Provision	24	25	26
Amounts written off	(12)	(34)	(27)
Reclassified to Assets held for Sale	–	–	(3)
Other	–	(2)	(10)

Balance at end of year	$115	$103	$114

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

Schlumberger Limited management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

Schlumberger Limited’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 74 and 75 of this Annual Report on Form 10-K.

Part II, Item 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

We have completed integrated audits of Schlumberger Limited’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As noted in Note 14 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006. Additionally, as noted in Note 20 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans on December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 73 of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Houston, Texas
February 16, 2007

Part II, Item 8,9,9A,9B

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results for each of the four quarters for the years ended December 31, 2006 and 2005. Revenue and gross margin, which equals operating revenue less cost of goods sold and services, has been restated to exclude discontinued operations.

(Stated in millions except per share amounts)
				Earnings per share [6]
	Revenue [7]	Gross Margin[5,7]	Net Income [7]	Basic	Diluted
Quarters-2006
First	$4,239	$1,239	$723	$0.61	$0.59
Second[1]	4,687	1,427	857	0.72	0.69
Third	4,955	1,585	1,000	0.84	0.81
Fourth	5,350	1,764	1,131	0.96	0.92

	$19,230	$6,016	$3,710	$3.14	$3.01

Quarters-2005
First[2]	$3,159	$750	$523	$0.44	$0.43
Second	3,429	876	482	0.41	0.40
Third[3]	3,698	937	541	0.46	0.44
Fourth[4]	4,023	1,108	661	0.56	0.54

	$14,309	$3,670	$2,207	$1.87	$1.82

1	Net income includes net, after-tax charges of $43 million.
2	Net income includes net, after-tax credits of $134 million.
3	Net income includes an after-tax credit of $18 million.
4	Net income includes an after-tax credit of $21 million.
5	Gross margin equals Operating revenue less Cost of goods sold & services.
6	Due to rounding, the addition of earnings per share by quarter may not equal total earnings per share for the year.
7	Due to rounding, the addition of revenue, gross margin and net income by quarter may not equal total for the year.

*	Mark of Schlumberger

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A    Controls and Procedures

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures. Based upon Schlumberger’s evaluation, the CEO and the CFO have concluded that, as of December 31, 2006, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Schlumberger files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in Schlumberger’s internal control over financial reporting during Schlumberger’s quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

See page 73 of this Report for Management’s Report on Internal Control Over Financial Reporting.

Item 9B    Other Information

None

Part III, Item 10,11,12

PART III

Item 10    Directors and Executive Officers of Schlumberger

See Part I of this Report for Item 10 information regarding Executive Officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance- Director Nominations” and “Board Committees- Audit Committee” in Schlumberger’s Proxy Statement to be filed for the 2007 Annual General Meeting of Stockholders is incorporated herein by reference.

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

Item 11    Executive Compensation

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” “Compensation Committee Report” and “Director Compensation” in Schlumberger’s Proxy Statement to be filed for the 2007 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in Schlumberger’s Proxy Statement to be filed for the 2007 Annual General Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2006 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of such outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	48,678,601	$36.362	26,363,116
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	48,678,601	$36.362	26,363,116

Equity compensation plans approved by our stockholders include the Schlumberger 1989 Stock Incentive Plan as amended, the Schlumberger 1994 Stock Option Plan as amended, the Schlumberger 1998 Stock Option Plan as amended, the Schlumberger 2001 Stock Option Plan, the Schlumberger 2005 Stock Incentive Plan and the Schlumberger Discounted Stock Purchase Plan and the Schlumberger Stock and Deferral Plan for Non-Employee Directors.

Part III, Item 13,14

Item 13    Certain Relationships and Related Transactions

The information under the captions “Corporate Governance – Director Independence” and “– Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s Proxy Statement to be filed for the 2007 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 14    Principal Accountant Fees and Services

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s Proxy Statement to be filed for the 2007 Annual General Meeting of Stockholders is incorporated herein by reference.

Part IV, Item 15

PART IV

Item 15    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

Page(s)

(1) Financial Statements

Consolidated Statement of Income for the three years ended December 31, 2006	34

Consolidated Balance Sheet at December 31, 2006 and 2005	35

Consolidated Statement of Cash Flows for the three years ended December 31, 2006	36

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2006	37 and 38

Notes to Consolidated Financial Statements	39 to 72

Report of Independent Registered Public Accounting Firm	74 and 75

Quarterly Results (Unaudited)	76

Financial statements of 20% – 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2) Financial Statement Schedules not required

(3) The following Exhibits are filed or incorporated by reference as indicated in Index to Exhibits:

Articles of Incorporation as last amended on April 12, 2006	Exhibit 3.1

Amended and Restated By-Laws as last amended on April 21, 2005	Exhibit 3.2

Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee	Exhibit 4.3

First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee	Exhibit 4.4

Schlumberger is party to a number of other long-term debt agreements that, pursuant to Regulation S-K,
Item 601(b)(4)(iii), are not filed as exhibits. Schlumberger agrees to furnish copies of these agreements to the Commission upon its request.

Schlumberger 1994 Stock Option Plan* as amended on January 5, 1995	Exhibit 10.1

Schlumberger 1994 Stock Option Plan* Second Amendment	Exhibit 10.2

Schlumberger 1994 Stock Option Plan* Third Amendment	Exhibit 10.3

Schlumberger Limited Supplementary Benefits Plan* as amended on January 1, 1995	Exhibit 10.4

Schlumberger Limited Supplementary Benefits Plan, First amendment dated January 1, 2004	Exhibit 10.5

Schlumberger 1989 Stock Incentive Plan* as amended	Exhibit 10.6

Schlumberger 1989 Stock Incentive Plan* Third Amendment	Exhibit 10.7

Schlumberger Restoration Savings Plan	Exhibit 10.8

Schlumberger Restoration Savings Plan, First amended dated January 1, 2004	Exhibit 10.9

*	Compensatory plan or agreement required to be filed as an exhibit.

Part IV, Item 15

Page(s)

Schlumberger 1998 Stock Option Plan*	Exhibit 10.10

Schlumberger 1998 Stock Option Plan* First Amendment	Exhibit 10.11

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc. Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Non-Employee Directors *

Exhibit 10.12

Schlumberger 2001 Stock Option Plan*	Exhibit 10.13

Schlumberger 2005 Stock Incentive Plan*	Exhibit 10.14

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors*	Exhibit 10.15

Form of Option Agreement, Incentive Stock Option	Exhibit 10.16

Form of Option Agreement, Non-Qualified Stock Option	Exhibit 10.17

Employment Agreement, dated July 21, 2005 between Schlumberger and Frank A. Sorgie	Exhibit 10.18

Employment Agreement dated January 18, 2007, effective as of March 1, 2007, between Schlumberger and Jean-Marc Perraud	Exhibit 10.19

Form of Indemnification Agreement	Exhibit 10.20

Subsidiaries	Exhibit 21

Consent of Independent Registered Public Accounting Firm	Exhibit 23

Powers of Attorney John Deutch, Jamie S. Gorlick, Andrew Gould, Tony Isaac, Adrian Lajous, André Lévy-Lang, Michael Marks, Nicolas Seydoux, Tore Sandvold, Linda G. Stuntz – dated January 18, 2007	Exhibit 24.1

Powers of Attorney Didier Primat, Rana Talwar – dated January 31, 2007	Exhibit 24.2

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2

*	Compensatory plan or agreement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2007	SCHLUMBERGER LIMITED

	By:	/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director, Chairman and Chief Executive Officer
Andrew Gould	(Principal Executive Officer)

/s/ JEAN-MARC PERRAUD	Executive Vice President and Chief Financial Officer
Jean-Marc Perraud	(Principal Financial Officer)

/s/ HOWARD GUILD	Chief Accounting Officer
Howard Guild	(Principal Accounting Officer)

*	Director
John Deutch

*	Director
Jamie S. Gorelick

*	Director
Tony Isaac

*	Director
Adrian Lajous

*	Director
André Lévy-Lang

*	Director
Michael E. Marks

*	Director
Didier Primat

*	Director
Tore Sandvold

*	Director
Nicolas Seydoux

*	Director
Linda G. Stuntz

*	Director
Rana Talwar

/s/ ELLEN SUMMER	February 16, 2007
*By Ellen Summer Attorney-in-Fact

INDEX TO EXHIBITS

	Exhibit	Page

Articles of Incorporation as last amended on April 12, 2006 incorporated by reference to Appendix 1 to Schlumberger’s definitive proxy statement for the 2005 Annual General Meeting of Stockholders held on April 13, 2005	3.1	–

Amended and Restated By-Laws as last amended on April 21, 2005, incorporated by reference to Exhibit 3.1 to Form 8-K filed April 22, 2005	3.2	–

Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement S-3 filed on September 12, 2003	4.3	–

First Supplemental Indenture, dated as of June 9, 2003, by and between Schlumberger and Citibank, N.A., as Trustee, incorporated by reference to Exhibit 4.4 to Registration Statement S-3 filed on September 12, 2003	4.4	–

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995, incorporated by reference to Exhibit 10(a) to Form 10-K for year 1995	10.1	–

Schlumberger 1994 Stock Option Plan – Second Amendment incorporated by reference to Exhibit 10(b) to Form 10-K for the year 1999	10.2	–

Schlumberger 1994 Stock Option Plan – Third Amendment incorporated by reference to Exhibit 10(c) to Form 10-K for the year 1999	10.3	–

Schlumberger Limited Supplementary Benefit Plan, as amended, on January 1, 1995, incorporated by reference to Exhibit 10(b) to Form 10-K for 1996	10.4	–

Schlumberger Limited Supplementary Benefits Plan, First Amendment dated, January 1, 2004	10.5	84

Schlumberger 1989 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(c) to Form 10-K for year 1995	10.6	–

Schlumberger 1989 Stock Incentive Plan – Third Amendment incorporated by reference to Exhibit 10(f) to Form 10-K for the year 1999	10.7	–

Schlumberger Limited Restoration Savings Plan, incorporated by reference to Exhibit 10(f) to Form 10-K for year 1995	10.8	–

Schlumberger Limited Restoration Savings Plan, First Amendment dated January 1, 2004	10.9	85

Schlumberger 1998 Stock Option Plan, incorporated by reference to Exhibit 10(g) to Form 10-K for year 1997	10.10	–

Schlumberger 1998 Stock Option Plan – First Amendment incorporated by reference to Exhibit 10(i) to Form 10-K for the year 1999	10.11	–

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc.; Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee Directors; incorporated by reference to Exhibit 10 to Form S-8 of August 31, 1998	10.12	–

Schlumberger 2001 Stock Option Plan, incorporated by reference to Form 10-Q for the period ended March 31, 2001	10.13	–

Schlumberger 2005 Stock Incentive Plan, incorporated by reference to Appendix 1 to Schlumberger’s definitive proxy statement for the 2006 Annual General Meeting of Stockholders held on April 12, 2006	10.14	–

INDEX TO EXHIBITS

		Exhibit	Page

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ended September 30, 2004		10.15	–

Form of Option Agreement, Incentive Stock Option, incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006		10.16	–

Form of Option Agreement, Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 19, 2006		10.17	–

Employment Agreement, dated July 21, 2005 and effective as of August 1, 2005, between Schlumberger N.V. (Schlumberger Limited) and Frank A. Sorgie, incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on July 25, 2005		10.18	–

Employment Agreement dated January 18, 2007, and effective as of March 1, 2007, between Schlumberger and Jean-Marc Perraud, incorporated by reference to exhibit 10.1 to Schlumberger’s current report on Form 8-K filed January 22, 2007		10.19	–

Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 22, 2005		10.20

Subsidiaries		21	86

Consent of Independent Registered Public Accounting Firm		23	87

Powers of Attorney John Deutch Jamie S. Gorelick Andrew Gould Tony Isaac Adrian Lajous André Lévy-Lang Michael Marks Tore Sandvold Nicolas Seydoux Linda G. Stuntz	dated: January 18, 2007	24.1	88

Powers of Attorney Didier Primat Rana Talwar	dated: January 31, 2007	24.2	89

Additional Exhibits:

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1	90

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2	91

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1	92

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.2	93