Form 10-Q
period 2007-03-31
SCHLUMBERGER LTD /NV/
filed 2007-04-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:	Commission file No.:
March 31, 2007	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐            NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
COMMON STOCK, $0.01 PAR VALUE	1,178,564,302

SCHLUMBERGER LIMITED

First Quarter 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Stated in thousands except per share amounts)
Operating revenue	$5,464,405	$4,239,017
Interest & other income	83,623	65,492
Expenses
Cost of goods sold & services	3,617,424	2,991,891
Research & engineering	167,098	129,406
Marketing	16,683	15,148
General & administrative	124,170	98,145
Interest	68,147	47,844

Income before taxes and minority interest	1,554,506	1,022,075
Taxes on income	373,679	256,651

Income before minority interest	1,180,827	765,424
Minority interest	—	(42,913)

Net Income	$1,180,827	$722,511

Basic earnings per share:	$1.00	$0.61
Diluted earnings per share:	$0.96	$0.59
Average shares outstanding:
Basic	1,178,453	1,180,344
Assuming dilution	1,236,491	1,240,694

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	Mar. 31, 2007	Dec. 31, 2006
	(Unaudited)
	(Stated in thousands)
ASSETS

CURRENT ASSETS:
Cash	$135,320	$165,817
Short-term investments	2,455,585	2,833,056
Receivables less allowance for doubtful accounts (2007—$113,947; 2006—$114,654)	4,688,452	4,242,000
Inventories	1,422,691	1,246,887
Deferred taxes	171,502	162,884
Other current assets	598,077	535,018

	9,471,627	9,185,662
FIXED INCOME INVESTMENTS, HELD TO MATURITY	216,001	153,000
INVESTMENTS IN AFFILIATED COMPANIES	1,286,432	1,208,323
FIXED ASSETS	5,805,745	5,576,041
MULTICLIENT SEISMIC DATA	224,355	226,681
GOODWILL	4,992,700	4,988,558
INTANGIBLE ASSETS	898,623	907,874
DEFERRED TAXES	413,993	412,802
OTHER ASSETS	199,308	173,197

	$23,508,784	$22,832,138

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,647,047	$3,848,017
Estimated liability for taxes on income	1,093,566	1,136,529
Dividend payable	207,641	148,720
Long-term debt—current portion	228,134	602,919
Bank & short-term loans	731,773	718,610

	5,908,161	6,454,795
CONVERTIBLE DEBENTURES	1,424,987	1,424,990
OTHER LONG-TERM DEBT	3,194,689	3,238,952
POSTRETIREMENT BENEFITS	1,036,269	1,036,169
OTHER LIABILITIES	584,624	257,349

	12,148,730	12,412,255

STOCKHOLDERS’ EQUITY:
Common stock	3,566,413	3,381,946
Income retained for use in the business	12,093,060	11,118,479
Treasury stock at cost	(3,132,657)	(2,911,793)
Accumulated other comprehensive loss	(1,166,762)	(1,168,749)

	11,360,054	10,419,883

	$23,508,784	$22,832,138

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended Mar. 31,
	2007	2006
	(Stated in thousands)
Cash flows from operating activities:
Net Income	$1,180,827	$722,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	440,977	354,603
Earnings of companies carried at equity	(48,961)	(30,672)
Deferred income taxes	(30,360)	61,963
Stock-based compensation expense	36,734	25,828
Provision for losses on accounts receivable	9,028	5,692
Change in operating assets and liabilities (2)
Increase in receivables	(455,205)	(379,142)
Increase in inventories	(175,775)	(49,715)
Increase in other current assets	(63,004)	(17,186)
Decrease in accounts payable and accrued liabilities	(175,472)	(237,009)
Increase in estimated liability for taxes on income	280,029	56,058
Increase in postretirement benefits	7,194	15,849
Other—net	10,774	36,444

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,016,786	565,224

Cash flows from investing activities:
Purchase of fixed assets	(553,460)	(466,945)
Multiclient seismic data capitalized	(61,608)	(32,494)
Capitalization of intangible assets	(863)	(7,126)
Business acquisitions and related payments	(18,172)	(66,338)
Sale of investments, net	314,674	184,470
Other	(52,024)	(39,807)

NET CASH USED BY INVESTING ACTIVITIES	(371,453)	(428,240)

Cash flows from financing activities:
Dividends paid	(147,326)	(123,857)
Proceeds from employee stock purchase plan	10,004	7,355
Proceeds from exercise of stock options	174,315	156,352
Stock repurchase program	(332,437)	(254,296)
Proceeds from issuance of long-term debt	49,261	—
Repayment of long-term debt	(469,243)	(9,095)
Net increase in short-term debt	13,163	48,964
Other	26,284	—

NET CASH USED BY FINANCING ACTIVITIES	(675,979)	(174,577)

Net decrease in cash before translation effect	(30,646)	(37,593)
Translation effect on cash	149	(44)
Cash, beginning of period	165,817	190,954

CASH, END OF PERIOD	$135,320	$153,317

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Postretirement Liability	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2007	$3,381,946	$(2,911,793)	$11,118,479	$20,712	$(401,648)	$(787,813)	$3,877,035

Net income			1,180,827				1,180,827
Derivatives marked to market, net of tax				(2,793)			(2,793)
Translation adjustment						4,010	4,010
Amortization of prior service cost, net of tax					(3,243)		(3,243)
Amortization of actuarial net loss, net of tax					8,103		8,103
Other					(4,090)		(4,090)
Dividends declared			(206,246)
Stock repurchase plan		(332,437)
Proceeds from employee stock purchase plan	39,939	18,765
Proceeds from shares sold to optionees less shares exchanged	81,510	92,805
Stock based compensation cost	36,734
Shares issued on conversion of debentures		3
Tax benefits on stock options	26,284

Balance, March 31, 2007	$3,566,413	$(3,132,657)	$12,093,060	$17,919	$(400,878)	$(783,803)	$1,182,814

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

SHARES OF COMMON STOCK

(Unaudited)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2007	1,334,212,164	(156,318,705)	1,177,893,459
Employee stock plan	—	1,007,116	1,007,116
Stock repurchase plan	—	(5,179,000)	(5,179,000)
Shares sold to optionees less shares exchanged	—	4,842,645	4,842,645
Shares issued on conversion of debentures	—	82	82

Balance, March 31, 2007	1,334,212,164	(155,647,862)	1,178,564,302

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited (“Schlumberger”) and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The December 31, 2006 balance sheet information has been derived from the audited 2006 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 16, 2007.

Certain items from the prior year have been reclassified to conform to the current year presentation.

2.	Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share:

	2007			2006
Three Months	Net Income	Average Shares Outstanding	Earnings Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(Stated in thousands except per share amounts)
Basic	$1,180,827	1,178,453	$1.00	$722,511	1,180,344	$0.61

Assumed conversion of debentures	7,197	38,209		7,197	38,210
Assumed exercise of stock options	—	18,967		—	22,140
Unvested restricted stock	—	862		—	—

Diluted	$1,188,024	1,236,491	$0.96	$729,708	1,240,694	$0.59

At March 31, 2007, approximately 624,000 of outstanding options to purchase shares of common stock were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect.

3.	Investments in Affiliated Companies

Schlumberger and Smith International, Inc. operate a drilling fluids joint venture of which Schlumberger owns a 40% interest and records income using the equity method of accounting. Schlumberger’s investment on March 31, 2007 was $1.02 billion and on December 31, 2006 was $970 million. Schlumberger’s equity income from this joint venture, which is recorded one month in arrears, was $38 million for the first quarter of 2007 and $28 million for the first quarter of 2006.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Inventory

A summary of inventory follows:

	Mar. 31 2007	Dec. 31 2006
	(Stated in millions)
Raw Materials & Field Materials	$1,367	$1,186
Work in Process	108	127
Finished Goods	102	91

	1,577	1,404
Less reserves for obsolescence	154	157

	$1,423	$1,247

5.	Fixed Assets

A summary of fixed assets follows:

	Mar. 31 2007	Dec. 31 2006
	(Stated in millions)
Property plant & equipment	$14,337	$13,912
Less: Accumulated depreciation	8,531	8,336

	$5,806	$5,576

Depreciation and amortization expense relating to fixed assets was $348 million during the first quarter of 2007 and $285 million during the first quarter of 2006.

6.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2006	$227
Capitalized in period	62
Charged to cost of goods sold & services	(65)

Balance at March 31, 2007	$224

7.	Goodwill

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2007 are as follows:

	Oilfield Services	Western Geco	Total
	(Stated in millions)
Balance at December 31, 2006	$4,049	$940	$4,989
Additions	4	—	4
Other	2	(2)	—

Balance at March 31, 2007	$4,055	$938	$4,993

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

	Mar. 31, 2007			Dec. 31, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(Stated in millions)
Software	$427	$254	$173	$427	$241	$186
Technology	514	128	386	545	140	405
Customer Relationships	295	16	279	251	12	239
Other	97	36	61	112	34	78

	$1,333	$434	$899	$1,335	$427	$908

Amortization expense was $29 million during the first quarter of 2007 and $21 million during the first quarter of 2006.

The weighted average amortization period for all intangible assets is approximately 10 years.

Based on the net book value of intangible assets at March 31, 2007, amortization charged to income for the subsequent five years is estimated to be: remainder of 2007–$92 million, 2008–$110 million, 2009–$87 million, 2010–$77 million, 2011–$70 million and 2012–$66 million.

9.	Stock-Based Compensation

Schlumberger has three types of stock-based compensation programs: stock options, restricted stock and a discounted stock purchase plan (“DSPP”).

The following summarizes stock-based compensation expense recognized in the first quarter of 2007 and 2006:

	First Quarter 2007	First Quarter 2006
	(Stated in millions)
Stock options	$26	$23
Restricted stock	5	—
DSPP	6	3

	$37	$26

10.	Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	First Quarter
	2007	2006
	(Stated in millions)
United States	$485	$321
Outside United States	1,070	701

Pretax income	$1,555	$1,022

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net deferred tax assets were as follows:

	Mar. 31 2007	Dec. 31 2006
	(Stated in millions)
Postretirement and other long-term benefits	$407	$394
Current employee benefits	30	31
Fixed assets, inventory and other	146	148
Net operating losses	2	3

	$585	$576

The deferred tax assets relating to net operating losses at March 31, 2007 and December 31, 2006 are net of valuation allowances in certain countries of $219 million and $218 million, respectively.

The components of consolidated income tax expense from continuing operations were as follows:

	First Quarter
	2007	2006
	(Stated in millions)
Current:
United States—Federal	$190	$47
United States—State	16	4
Outside United States	198	144

	$404	$195

Deferred:
United States—Federal	$(36)	$53
United States—State	7	4
Outside United States	(1)	8
Valuation allowance	—	(3)

	$(30)	$62

Consolidated taxes on income	$374	$257

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	First Quarter
	2007	2006
US federal statutory rate	35%	35%
US state income taxes	1	1
Non US income taxed at different rates	(10)	(8)
Effect of equity method investment	(1)	(1)
Minority partner’s share of LLC earnings	—	(1)
Domestic production and other deductions/credits	(1)	(1)

Effective income tax rate	24%	25%

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Schlumberger adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on Schlumberger’s total liabilities or stockholders’ equity.

Included in Schlumberger’s Consolidated Balance Sheet at January 1, 2007 is approximately $764 million of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which it conducts business. This amount includes $94 million of accrued interest and penalties. Approximately $739 million of unrecognized tax benefits, if recognized, would impact Schlumberger’s effective tax rate.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2002 - 2006
Mexico	2001 - 2006
Russia	2003 - 2006
Saudi Arabia	2001 - 2006
United Kingdom	2004 - 2006
United States	2003 - 2006

In certain of the jurisdictions noted above, Schlumberger operates through more than one legal entity, each of which has different open years subject to examination. The table above presents the open years subject to examination for the most material of the legal entities in each jurisdiction. Additionally, it is important to note that years are technically not closed until the statute of limitations in each respective jurisdiction expires. In the jurisdictions noted above, the statute of limitations can extend beyond the open years subject to examination.

Due to the breadth of Schlumberger’s operations, numerous tax audits may be ongoing throughout the world at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.

11.	Contingencies

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

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Schlumberger and its subsidiaries are party to various other legal proceedings. A liability is accrued when a loss is both probable and can be reasonably estimated. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in these matters. However, in the opinion of Schlumberger any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	FIRST QUARTER 2007					FIRST QUARTER 2006 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$1,374	$284	$—	$147	$431	$1,226	$245	$—	$130	$375
Latin America	728	131	—	32	163	594	78	—	18	96
Europe/CIS/W. Africa	1,521	357	—	73	430	1,050	184	1	44	229
Middle East & Asia	1,091	335	—	39	374	814	222	—	29	251
Elims/Other	45	(5)	—	12	7	27	3	—	4	7

	4,759	1,102	—	303	1,405	3,711	732	1	225	958

WesternGeco	706	187	—	79	266	530	71	34	44	149

Elims & Other	(1)	(75)	—	(8)	(83)	(2)	(70)	8	(12)	(74)

	$5,464	$1,214	$—	$374		$4,239	$733	$43	$257

Interest Income					34					35
Interest Expense (2)					(67)					(46)

					$1,555					$1,022

(1)	Effective January 1, 2007, a GeoMarket*, which had been included in the Middle East & Asia Area, was reassigned to the Europe/CIS/Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.
(2)	Excludes interest expense included in the Segment results ($1 million in 2007; $2 million in 2006).

13.	Pension and Other Postretirement Benefits

Net pension cost for the US plans for the first quarter of 2007 and 2006 included the following components:

	First Quarter
	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$14	$15
Interest cost on projected benefit obligation	30	28
Expected return on plan assets	(37)	(30)
Amortization of prior service cost	2	2
Amortization of net loss	5	7

Net pension cost	$14	$22

* Mark of Schlumberger

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net pension cost for the UK plan for the first quarter of 2007 and 2006 included the following components:

	First Quarter
	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$8	$6
Interest cost on projected benefit obligation	13	10
Expected return on plan assets	(16)	(12)
Amortization of net loss & other	4	3

Net pension cost	$9	$7

Net postretirement benefit cost for the US plans for the first quarter of 2007 and 2006 included the following components:

	First Quarter
	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$6	$8
Interest cost on accumulated postretirement benefit obligation	12	11
Expected return on plan assets	(1)	—
Amortization of net loss	3	4
Amortization of prior service cost	(6)	(7)

Net postretirement benefit cost	$14	$16

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS REVIEW

	First Quarter
	2007	2006 (1)	% chg
	(Stated in millions)
Oilfield Services
Operating Revenue	$4,759	$3,711	28%
Pretax Segment Income	$1,405	$958	47%

WesternGeco
Operating Revenue	$706	$530	33%
Pretax Segment Income	$266	$149	79%

(1)	Effective January 1, 2007, a GeoMarket, which had been included in the Middle East & Asia Area, was reassigned to the Europe/CIS/Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.

Pretax operating income represents the business segments’ income before taxes and minority interest. The pretax operating income excludes corporate expenses, interest income, interest expense, amortization of certain intangible assets, interest on postretirement benefits and stock-based compensation costs, as these items are not allocated to the segments.

First Quarter 2007 Compared to First Quarter 2006

Operating revenue for the first quarter of 2007 was $5.46 billion versus $4.24 billion for the same period last year. Income before income taxes and minority interest was $1.55 billion in 2007 compared to $1.02 billion in 2006.

OILFIELD SERVICES

Oilfield Services revenue of $4.76 billion increased 3% sequentially and 28% year-on-year. Pretax business segment operating income of $1.41 billion increased 6% sequentially and 47% year-on-year.

Sequential revenue increases were highest in the West and South Africa, Arabian, North Sea and Eastern Mediterranean GeoMarkets. Double-digit sequential growth rates were also experienced in Alaska, Australia/Papua New Guinea, Thailand/Vietnam, North Africa and India. Across all Oilfield Services Areas demand was particularly strong for Drilling & Measurements, Wireline, Well Testing and Data & Consulting Services technologies. However, growth was partially offset by lower Schlumberger Information Solutions (SIS) and Artificial Lift Systems sales following seasonal highs in the prior quarter.

The sequential pretax operating income increase was mainly driven by higher overall activity and a favorable technology mix in the West and South Africa, Eastern Mediterranean, Arabian, North Sea and Australia/Papua New Guinea GeoMarkets; by increased rig count in Canada, Alaska, North Africa and Thailand/Vietnam; and by efficiency gains in the North America Area. This resulted in Oilfield Services pretax operating margins reaching 29.5%.

North America

Revenue of $1.37 billion decreased 4% sequentially but increased 12% year-on-year. Pretax operating income of $431 million decreased 2% sequentially but increased 15% year-on-year.

Sequentially, the Alaska GeoMarket recorded strong revenue growth resulting from increased exploration activity and increased demand for Drilling & Measurements, Well Testing and Well Services technologies.

Seasonal growth in Canada was moderate due partly to project slowdowns in the East, but mainly as a result of declining activity in the regions of shallow gas and coalbed methane production. However, the growth in the Alaska and Canada GeoMarkets was more than offset by a lower overall Area rig count; the seasonal land-access restrictions and weather activity in US Land; and a change in service mix in the US Gulf Coast.

The year-on-year growth of 12% was led by the US Gulf Coast with continued pricing momentum coupled with the prior-year quarter being impacted by the after effects of Hurricane Katrina. Strong exploration activity generated growth in Alaska, while US Land grew on rising rig count, further traction on pricing and increased efficiency. Canada declined year-on-year primarily as a result of declining activity in the regions of shallow gas and coalbed methane production.

Sequential pretax operating margins were driven by the favorable activity mix in Alaska and by overall efficiency gains in the Area to reach 31.4% in spite of the lower activity levels seen in US Land, and the less favorable service mix in the US Gulf Coast.

Year-on-year pretax operating income growth of 15% was achieved as a result of premium priced exploration activity in the US Gulf Coast and Alaska. In addition, US Land margins increased due to efficiency gains coupled with moderate pricing gains. These gains were offset by a significant deterioration of pretax income in Canada due to lower operating efficiencies following the lower winter peak activity and the earlier spring break-up compared to the prior year.

Latin America

Revenue of $728 million increased 8% sequentially and 23% year-on-year. Pretax operating income of $163 million increased 15% sequentially and 70% year-on-year.

During the quarter, the drilling and engineering contracts associated with the drilling barges in Venezuela were finalized, resulting in certain previously deferred revenues and related costs being recognized. This accounted for the majority of the Area’s sequential revenue growth, but had only a marginal impact on the Area’s pretax operating income. Discussions regarding finalization of two remaining contracts are ongoing.

Excluding the impact of the drilling and engineering contracts associated with the drilling barges in Venezuela, year-on-year revenue growth was driven by Venezuela/Trinidad/Tobago with increased demand for Drilling & Measurements technologies and increased Completions sales. Peru/Columbia/Ecuador increased with rising exploration activity while Mexico grew due to increased offshore drilling and Well Testing activity. Latin America South increased on strengthening customer activity in Brazil and Argentina.

Sequential pretax operating margins improved by 136 basis points (bps) as a result of a more favorable activity mix in the Mexico GeoMarket; increased Drilling & Measurements and Well Testing activities in Peru/Colombia/Ecuador; together with higher Wireline, Well Services and Well Testing services and higher Artificial Lift Systems sales in Latin America South.

The year-on-year pretax income increase was led by Mexico with a rise in premium priced Drilling & Measurements activity combined with pricing improvements on integrated projects. Latin America South margins rose through improved product sale pricing in Well Services, Artificial Lift and Completions and strong Wireline activity in Brazil. In addition, Venezuela/Trinidad/Tobago and Peru/Columbia/Ecuador experienced improved margins due to pricing traction.

Europe/CIS/West Africa

Revenue of $1.52 billion increased 6% sequentially and 45% year-on-year. Pretax operating income of $430 million increased 12% sequentially and 87% year-on-year.

Sequential revenue growth was driven by higher activity in the West and South Africa, North Sea, North Africa, Nigeria and Libya GeoMarkets. This was partially offset by weather-related seasonal drilling activity slowdowns in Russia, coupled with seasonal drilling shutdowns in northern Russia and offshore Sakhalin, as well as lower activity in the Caspian GeoMarket. Across the Area demand was particularly strong for Drilling & Measurements, Wireline, Well Services and Well Testing technologies.

Year-on-year revenue growth of 45% was achieved through strong double digit growth in all regions, with pricing momentum and increased application of high tier services driving growth in West and South Africa, North Sea, Nigeria, North Africa and Continental Europe. Russia improved with a much milder winter season combined with increased demand for Integrated Project Management services.

Sequential pretax operating margins grew by 150 bps driven by demand for exploration-related services in West and South Africa and Libya; increased demand for Drilling & Measurements technologies in the North Sea; and new technology Well Testing services in North Africa. This growth was partially offset by lower SIS and Completions sales across the Area and the seasonal weather activity slowdown in Russia.

Pretax operating income increased 87% year-on-year driven by margin expansion in all regions with the exception of the North Africa GeoMarket where margins slightly deteriorated. The strongest margin gains were posted in Caspian, Continental Europe and West and South Africa from the pricing momentum and increased application of high-tier technologies, and in Russia where margins improved following lower down time during the present winter season.

Middle East & Asia

Revenue of $1.09 billion increased 5% sequentially and 34% year-on-year. Pretax operating income of $374 million increased 11% sequentially and 49% year-on-year.

The sequential growth in revenue resulted from increasing exploration activity in the Australia/Papua New Guinea and Thailand/Vietnam GeoMarkets, stronger deepwater activity in East Mediterranean and India, together with higher activity levels in the Arabian GeoMarket. This growth was dampened by lower activity levels in Brunei/Malaysia/Philippines and a weather-related activity slowdown in China. Strong demand for Drilling & Measurements, Well Services and Well Testing technologies, together with double-digit growth in Completions product sales were recorded in the quarter, but this was partially offset by lower SIS and Artificial Lift Systems sales in the Area.

Year-on-year revenue growth of 34% was driven by increased rig count in the Arabian GeomArketand a surge in exploration activity in East Mediterranean, Thailand/Vietnam and Australia/Papua New Guinea GeoMarkets.

Sequential pretax operating margins grew by 165 bps to reach 34.3% driven by exploration-related activity in Australia/Papua New Guinea, Thailand/Vietnam and deepwater India, together with strong demand for new technology Drilling & Measurements, Well Services and Well Testing services in the Arabian GeoMarket.

Year-on-year pretax operating income grew 49% mainly driven by the higher activity, improved pricing and increased acceptance of new technology introductions in the Arabian, East Mediterranean, Thailand/Vietnam and Australia/Papua New Guinea GeoMarkets

WESTERNGECO

First-quarter revenue of $706 million decreased 2% sequentially but increased 33% compared to the same period last year. Pretax operating income of $266 million increased 2% sequentially and 79% year-on-year.

Sequentially, Multiclient continued to register growth due to high demand for E-surveys in the US Gulf of Mexico. However, this growth was more than offset by the decline in Marine due to vessel transits; lower Land activity associated with project completions and new project start-up delays; together with lower Data Processing revenue following the reassignment of resources toward processing Multiclient surveys.

The year-on-year revenue increase was led by Multiclient, which increased 67%, arising predominantly from sales of E-projects in North America. Marine increased with higher pricing on both Q and conventional technology while Land increased due to improved pricing, technology, project start-ups and new crew mobilisations. Data Processing growth was driven by increased activity and pricing gains.

Pretax operating margins improved sequentially by 142 bps to reach 37.7% driven by increased higher margin Multiclient sales in North America and improved efficiencies in Land and Data Processing.

The year-on-year increase in pre-tax income was led by Multiclient due to significant activity within the Gulf of Mexico on E-Projects as well as in Africa. Marine and Land improved primarily due to pricing gains and increased activity while Data Processing increased due to additional multiclient reprocessing in North America.

Interest and Other Income

Interest and other income consisted of the following for the first quarter of 2007 and 2006:

	First Quarter
	2007	2006
	(Stated in millions)
Interest income	$35	$35
Equity in net earnings of affiliated companies	49	30

	$84	$65

Interest Income

The average return on investment increased to 5.0% in the first quarter of 2007 from 4.0% in the first quarter of 2006 and the average investment balance of $2.8 billion in 2007 decreased $805 million compared to 2006.

Interest Expense

Interest expense of $68.1 million in the first quarter of 2007 increased by $20.3 million compared to the same period last year. The weighted average borrowing rates of 4.8% increased in the first quarter of 2007 from 4.4% in the same period last year. Average debt balance of $5.8 billion in the first quarter of 2007 increased by $1.4 billion compared to the same period last year. The increase in the average debt balance was primarily attributable to the funding of Schlumberger’s acquisition of the minority interest in WesternGeco from Baker Hughes Incorporated during the second quarter of 2006.

Other

Gross margin was 33.8% and 29.4% in 2007 and 2006, respectively. The increase in gross margin was driven by higher overall activity, a favorable technology mix and by efficiency gains in Oilfield Services, together with higher multiclient sales in WesternGeco.

As a percentage of revenue, research & engineering, marketing and general & administrative expenses for the first quarter of 2007 and 2006 are as follows:

	First Quarter
	2007	2006
Research and engineering	3.1%	3.1%
Marketing	0.3%	0.4%
General and administrative	2.3%	2.3%

Research and engineering expenditures, by segment for the first quarter of 2007 and 2006, were as follows:

	First Quarter
	2007	2006
	(Stated in millions)
Oilfield Services	$136	$114
WesternGeco	27	14
Other	4	1

	$167	$129

The effective tax rate for the first quarter of 2007 was 24.0% compared to 25.1% in same period last year. The reduction in the rate is primarily attributable to the geographic mix of pretax income in Oilfield Services.

Stock-Based Compensation

Stock-based compensation expense was $37 million in the first quarter of 2007 compared to $26 million in the first quarter of the prior year. Total stock-based compensation expense for all of fiscal 2006 was $114 million and it is currently estimated to be $140 million in 2007.

This increase in stock-based compensation expense primarily reflects the increase in the valuations of stock-based compensation awards due to the upward movement in Schlumberger’s stock price as compared to prior years.

CASH FLOW

Net Debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt, and that the level of net debt provides useful information as to the results of Schlumberger deleveraging efforts. Details of the Net Debt follows:

	Mar. 31 2007	Mar. 31 2006
	(Stated in millions)
Net Debt, beginning of period	$(2,834)	$(532)
Net Income	1,181	723
Excess of equity income over dividends received	(49)	(31)
Depreciation and amortization [1]	441	355
Increase in working capital	(568)	(421)
US pension plan contributions	—	(200)
Capital expenditures [1]	(615)	(499)
Proceeds from employee stock plans	184	164
Stock repurchase program	(332)	(254)
Dividends paid	(147)	(124)
Business acquisitions and related payments	(18)	(66)
Translation effect on net debt	(1)	(7)
Other	(15)	90

Net Debt, end of period	$(2,773)	$(802)

(1)	Includes Multiclient seismic data costs.

Components of Net Debt	Mar. 31 2007	Mar. 31 2006	Dec. 31 2006
	(Stated in millions)
Cash and short term investments	$2,591	$3,234	$2,999
Fixed income investments, held to maturity	216	401	153
Bank loans and current portion of long-term debt	(960)	(802)	(1,322)
Convertible debentures	(1,425)	(1,425)	(1,425)
Other long-term debt	(3,195)	(2,210)	(3,239)

	$(2,773)	$(802)	$(2,834)

During the first three months of 2007, cash provided by operations was $1.02 billion as net income plus non-cash items were only partially offset by a seasonal upswing in working capital requirements. Cash used by investing activities was $371 million was due mainly to the purchase of fixed assets ($553 million). Cash used by financing activities was $676 million as the net repayments of debt ($407 million), payment of dividends to shareholders ($147 million) and stock repurchase program ($332 million) were only partially offset by the proceeds from employee stock plans ($184 million).

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward-looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; operating and capital expenditures by Schlumberger and the oil and gas industry; effective tax rate; the business strategies of Schlumberger customers; stock-based compensation expense; the Schlumberger stock buy-back program; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our most recent Form 10-K, this Form 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006. Schlumberger exposure to market risk has not changed materially since December 31, 2006.

Item 4:	Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of Schlumberger management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by Schlumberger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

The information with respect to Item 1 is set forth under the heading Contingencies on page 13 of this Report, within the Notes to Consolidated Financial Statements.

Item 1A:	Risk Factors

See the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2007, Schlumberger issued 82 shares of its common stock upon conversion of $3,000 aggregate principal amount of its 1.500% Series A Convertible Debentures due June 1, 2023. Such shares were issued in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger approved a share buy-back program of up to 40 million shares to be acquired in the open market before April 2010, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2007.

	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
	(Stated in thousands except per share amounts)
January 1 through January 31, 2007	998.8	$63.33	998.8	25,437.3
February 1 through February 28, 2007	1,855.1	$64.00	1,855.1	23,582.2
March 1 through March 31, 2007	2,325.1	$64.71	2,325.1	21,257.1

	5,179.0	$64.19	5,179.0

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

Item 4:	Submission of Matters to a Vote of Security Holders

a)	The 2007 Annual General Meeting of Stockholders of Schlumberger (the “Meeting”) was held on April 11, 2007.

b)	At the Meeting, the number of Directors was fixed at 13 and the following 13 individuals were elected to comprise the entire Board of Directors of the Schlumberger, each to hold office until the next Annual General Meeting of Stockholders and until a director’s successor is elected and qualified or until a director’s death, resignation or removal. All of the nominees, other than Philippe Camus, Nikolay Kudryavtsev and Leo Rafael Reif, were directors who were previously elected by the stockholders.

Philippe Camus

Jamie S. Gorelick

Andrew Gould

Tony Isaac

Nikolay Kudryavtsev

Adrian Lajous

Michael E. Marks

Didier Primat

Leo Rafael Reif

Tore I. Sandvold

Nicolas Seydoux

Linda Gillespie Stuntz

Rana Talwar

c)	At the Meeting, the stockholders of Schlumberger also voted (i) to adopt and approve Schlumberger’s Consolidated Balance Sheet as at December 31, 2006, its Consolidated Statement of Income for the year ended December 31, 2006, and the declaration of dividends reflected in Schlumberger’s 2006 Annual Report to Stockholders; and (ii) to approve the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the accounts of Schlumberger for the year 2007.

The votes cast were as follows:

Directors:

	For	Withheld
Philippe Camus	1,034,224,884	8,705,593
Jamie S. Gorelick	1,034,915,591	8,014,886
Andrew Gould	1,028,564,352	14,366,125
Tony Isaac	1,035,382,761	7,547,716
Nikolay Kudryavtsev	1,035,061,402	7,869,075
Adrian Lajous	1,034,660,053	8,270,424
Michael E. Marks	1,034,548,858	8,381,619
Didier Primat	1,034,992,031	7,938,446
Leo Rafael Reif	1,035,107,912	7,822,565
Tore I. Sandvold	1,033,218,804	9,711,673
Nicolas Seydoux	1,027,622,821	15,307,656
Linda G. Stuntz	1,027,745,034	15,185,443
Rana Talwar	1,033,099,749	9,830,728

Financials:

For	Against	Abstain
1,010,187,645	1,219,089	31,523,743

Appointment of PricewaterhouseCoopers LLP:

For	Against	Abstain
1,033,989,698	940,632	8,000,147

Item 6:	Exhibits

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

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SCHLUMBERGER LIMITED (Registrant)

Date: April 25, 2006	/s/ Howard Guild
Howard Guild Chief Accounting Officer and Duly Authorized Signatory