Form 10-Q
period 2007-06-30
SCHLUMBERGER LTD /NV/
filed 2007-07-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
June 30, 2007	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,192,062,611

SCHLUMBERGER LIMITED

Table of Contents

Second Quarter 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in thousands except per share amounts)
Revenue	$5,638,762	$4,686,775	$11,103,167	$8,925,792
Interest & other income	97,484	63,590	181,107	129,082
Expenses
Cost of goods sold & services	3,736,871	3,251,926	7,359,215	6,243,817
Research & engineering	174,679	170,890	341,777	300,296
Marketing	19,998	16,694	36,681	31,842
General & administrative	119,066	108,294	238,316	206,439
Interest	66,270	61,421	134,417	109,265

Income before taxes and minority interest	1,619,362	1,141,140	3,173,868	2,163,215
Taxes on income	360,883	278,419	734,562	535,070

Income before minority interest	1,258,479	862,721	2,439,306	1,628,145
Minority interest	—	(5,821)	—	(48,734)

Net Income	$1,258,479	$856,900	$2,439,306	$1,579,411

Basic earnings per share:	$1.06	$0.72	$2.06	$1.34
Diluted earnings per share:	$1.02	$0.69	$1.98	$1.28
Average shares outstanding:
Basic	1,184,243	1,184,357	1,181,348	1,182,351
Assuming dilution	1,240,911	1,246,077	1,237,814	1,243,386

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	June 30, 2007	Dec. 31, 2006
	(Unaudited)
	(Stated in thousands)
ASSETS

CURRENT ASSETS:
Cash	$146,555	$165,817
Short-term investments	2,738,032	2,833,056
Receivables less allowance for doubtful accounts
(2007—$108,460; 2006—$114,654)	4,896,449	4,242,000
Inventories	1,519,751	1,246,887
Deferred taxes	172,237	162,884
Other current assets	574,808	535,018

	10,047,832	9,185,662
FIXED INCOME INVESTMENTS, HELD TO MATURITY	322,677	153,000
INVESTMENTS IN AFFILIATED COMPANIES	1,287,468	1,208,323
FIXED ASSETS	6,282,265	5,576,041
MULTICLIENT SEISMIC DATA	221,108	226,681
GOODWILL	5,053,838	4,988,558
INTANGIBLE ASSETS	911,958	907,874
DEFERRED TAXES	404,461	412,802
OTHER ASSETS	241,155	173,197

	$24,772,762	$22,832,138

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,873,109	$3,848,017
Estimated liability for taxes on income	912,824	1,136,529
Dividend payable	209,907	148,720
Long-term debt—current portion	133,857	602,919
Convertible debentures	578,570	—
Bank & short-term loans	662,553	718,610

	6,370,820	6,454,795
CONVERTIBLE DEBENTURES	450,000	1,424,990
OTHER LONG-TERM DEBT	3,466,373	3,238,952
POSTRETIREMENT BENEFITS	1,045,942	1,036,169
OTHER LIABILITIES	600,973	257,349

	11,934,108	12,412,255

STOCKHOLDERS’ EQUITY:
Common stock	3,863,029	3,381,946
Income retained for use in the business	13,143,026	11,118,479
Treasury stock at cost	(2,985,608)	(2,911,793)
Accumulated other comprehensive loss	(1,181,793)	(1,168,749)

	12,838,654	10,419,883

	$24,772,762	$22,832,138

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Stated in thousands)
Cash flows from operating activities:
Net Income	$2,439,306	$1,579,411
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	901,909	729,645
Charges and credits, net of tax & minority interest (2)	—	42,822
Earnings of companies carried at equity, less dividends received	(76,588)	(73,903)
Deferred income taxes	(23,910)	36,106
Stock-based compensation expense	70,283	53,519
Provision for losses on accounts receivable	8,393	6,233
Change in operating assets and liabilities (3)
Increase in receivables	(626,999)	(557,844)
Increase in inventories	(260,263)	(138,005)
Increase in other current assets	(34,377)	(47,881)
Decrease in accounts payable and accrued liabilities	(19,234)	(58,800)
Increase in estimated liability for taxes on income	90,641	135,877
Increase in postretirement benefits	30,149	18,535
Other—net	(12,769)	73,827

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,486,541	1,799,542

Cash flows from investing activities:
Purchase of fixed assets	(1,294,521)	(1,017,639)
Multiclient seismic data capitalized	(122,222)	(70,094)
Capitalization of intangible assets	—	(9,045)
Acquisition of minority interest in WesternGeco	—	(2,405,817)
Other business acquisitions and related payments	(143,010)	(320,288)
Sale (purchases) of investments, net	(72,372)	1,667,039
Other	(124,400)	(89,339)

NET CASH USED BY INVESTING ACTIVITIES	(1,756,525)	(2,245,183)

Cash flows from financing activities:
Dividends paid	(353,573)	(271,364)
Distribution to joint venture partner	—	(59,647)
Proceeds from employee stock purchase plan	70,008	54,565
Proceeds from exercise of stock options	334,348	250,742
Stock repurchase program	(504,677)	(466,963)
Proceeds from issuance of long-term debt	198,136	750,300
Repayment of long-term debt	(469,061)	(105,793)
Net (decrease) increase in short-term debt	(76,970)	270,714
Other	52,160	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(749,629)	422,554

Net decrease in cash before translation effect	(19,613)	(23,087)
Translation effect on cash	351	5,145
Cash, beginning of period	165,817	190,954

CASH, END OF PERIOD	$146,555	$173,012

(1)	Includes multiclient seismic data costs.
(2)	See Note 3—Charges and Credits.
(3)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Postretirement Liability	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2007	$3,381,946	$(2,911,793)	$11,118,479	$20,712	$(401,648)	$(787,813)	$3,877,035

Net income			2,439,306				2,439,306
Derivatives marked to market, net of tax				(4,063)			(4,063)
Translation adjustment						(14,660)	(14,660)
Amortization of prior service cost, net of tax					(6,485)		(6,485)
Amortization of actuarial net loss, net of tax					16,254		16,254
Other	(1,398)				(4,090)		(4,090)
Dividends declared			(414,759)
Stock repurchase plan		(504,677)
Proceeds from employee stock purchase plan	39,943	18,765
Proceeds from shares sold to optionees, less shares exchanged	146,475	187,873
Shares granted to directors	1,021	403
Stock-based compensation cost	70,283
Shares issued on conversion of debentures	172,599	223,821
Tax benefits on stock options	52,160

Balance, June 30, 2007	$3,863,029	$(2,985,608)	$13,143,026	$16,649	$(395,969)	$(802,473)	$2,426,262

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2007	1,334,212,164	(156,318,705)	1,177,893,459
Employee stock purchase plan	—	1,007,211	1,007,211
Stock repurchase plan	—	(7,380,700)	(7,380,700)
Shares sold to optionees, less shares exchanged	—	9,561,242	9,561,242
Shares granted to directors	—	20,000	20,000
Shares issued on conversion of debentures	—	10,961,399	10,961,399

Balance, June 30, 2007	1,334,212,164	(142,149,553)	1,192,062,611

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The December 31, 2006 balance sheet information has been derived from the audited 2006 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 16, 2007.

Certain items from the prior year have been reclassified to conform to the current year presentation.

2.	Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share:

	2007			2006
Second Quarter	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$1,258,479	1,184,243	$1.06	$856,900	1,184,357	$0.72

Assumed conversion of debentures	6,568	34,440		7,197	38,210
Asssumed exercise of stock options	—	21,361		—	23,035
Unvested restricted stock	—	867		—	475

Diluted	$1,265,047	1,240,911	$1.02	$864,097	1,246,077	$0.69

Six Months	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$2,439,306	1,181,348	$2.06	$1,579,411	1,182,351	$1.34

Assumed conversion of debentures	13,765	35,437		14,394	38,210
Asssumed exercise of stock options	—	20,164		—	22,587
Unvested restricted stock	—	865		—	238

Diluted	$2,453,071	1,237,814	$1.98	$1,593,805	1,243,386	$1.28

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the second quarter of 2007, $396 million of the $975 million 1.5% Series A Convertible Debentures due June 1, 2023 were converted by holders into approximately 11 million shares of Schlumberger common stock.

The number of outstanding options to purchase shares of common stock which were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect, were as follows:

	2007	2006
	(Stated in millions)
Second quarter	—	0.6
Six months	0.1	0.6

3.	Charges and Credits

2006

Second quarter of 2006:

•

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

•

In connection with the settlement of the WesternGeco visa matter described in Note 13, a pretax charge of $10 million ($7 million after-tax and minority interest) was recorded and is classified in Cost of goods sold & services in the Consolidated Statement of Income.

The following is a summary of 2006 Charges and Credits:

	Pretax	Minority Interest	Net
	(Stated in millions)
Charges and Credits
WesternGeco in-process R&D charges	$21	$—	$21
Loss on liquidation of investments to fund
WesternGeco transaction	9	—	9
WesternGeco visa settlement	10	(3)	7
Other in-process R&D charges	6	—	6

Net Charges	$46	$(3)	$43

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Schlumberger did not record any Charges and Credits during the first six months of 2007.

4.	Acquisitions

During 2007, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for an aggregate amount of $143 million.

5.	Investments in Affiliated Companies

The MI-SWACO drilling fluids joint venture is owned 40% by Schlumberger and 60% by Smith International, Inc. Schlumberger records income from this joint venture using the equity method of accounting. The Schlumberger investment in the joint venture at June 30, 2007 was $1.054 billion and at December 31, 2006 was $970 million. Schlumberger’s equity income from this joint venture, which is recorded one month in arrears, was as follows:

	2007	2006
	(Stated in millions)
Second Quarter	$42	$29
Six Months	$80	$57

Schlumberger received cash distributions from the joint venture of $28 million in the first six months of 2007.

The Schlumberger joint venture agreement with Smith International, Inc. contains a provision under which either party to the joint venture may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the price specified in the offer notice.

6.	Inventory

A summary of inventory follows:

	Jun. 30 2007	Dec. 31 2006
	(Stated in millions)
Raw materials & field materials	$1,421	$1,186
Work in process	128	127
Finished goods	127	91

	1,676	1,404
Less reserves for obsolescence	156	157

	$1,520	$1,247

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Fixed Assets

A summary of fixed assets follows:

	Jun. 30 2007	Dec. 31 2006
	(Stated in millions)
Property plant & equipment	$15,116	$13,912
Less: Accumulated depreciation	8,834	8,336

	$6,282	$5,576

Depreciation and amortization expense relating to fixed assets were as follows:

	2007	2006
	(Stated in millions)
Second Quarter	$365	$306
Six Months	$713	$591

8.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2006	$227
Capitalized in period	122
Charged to cost of goods sold & services	(128)

Balance at June 30, 2007	$221

9.	Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2007 are as follows:

	Oilfield Services	Western Geco	Total
	(Stated in millions)
Balance at December 31, 2006	$4,049	$940	$4,989
Additions	63	—	63
Other	4	(2)	2

Balance at June 30, 2007	$4,116	$938	$5,054

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

	Jun. 30, 2007			Dec. 31, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(Stated in millions)
Software	$381	$216	$165	$427	$241	$186
Technology	416	76	340	496	138	358
Customer Relationships	296	24	272	251	12	239
Other	158	23	135	161	36	125

	$1,251	$339	$912	$1,335	$427	$908

Amortization expense charged to income was as follows:

	2007	2006
	(Stated in millions)
Second Quarter	$32	$27
Six Months	$62	$48

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at June 30, 2007, amortization charged to income for the subsequent five years is estimated to be: remainder of 2007—$62 million; 2008—$114 million; 2009—$91 million; 2010—$81 million; 2011—$76 million and 2012—$74 million.

11.	Stock-Based Compensation

Schlumberger has three types of stock-based compensation programs: stock options, restricted stock and a discounted stock purchase plan (“DSPP”).

The following summarizes stock-based compensation expense recognized in income:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
Stock options	$23	$22	$50	$44
Restricted stock	5	3	9	7
DSPP	6	3	11	3

	$34	$28	$70	$54

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Income Tax

Pretax book income subject to US and non-US income taxes was as follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
United States	$474	$360	$959	$681
Outside United States	1,145	781	2,215	1,482

Pretax income	$1,619	$1,141	$3,174	$2,163

The components of net deferred tax assets were as follows:

	Jun. 30 2007	Dec. 31 2006
	(Stated in millions)
Postretirement and other long-term benefits	$406	$394
Current employee benefits	30	31
Fixed assets, inventory and other	139	148
Net operating losses	2	3

	$577	$576

The deferred tax assets relating to net operating losses at June 30, 2007 and December 31, 2006 are net of valuation allowances in certain countries of $209 million and $218 million, respectively. The deferred tax assets presented above are also net of valuation allowances relating to a capital loss carryforward of $151 million which expires in 2009 and 2010, and a foreign tax credit carryforward of $55 million which expires in 2009 through 2012.

The components of consolidated income tax expense were as follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
Current:
United States—Federal	$138	$132	$328	$179
United States—State	11	13	27	17
Outside United States	206	159	404	303

	$355	$304	$759	$499

Deferred:
United States—Federal	$11	$(22)	$(25)	$31
United States—State	—	9	7	13
Outside United States	5	(11)	4	(3)
Valuation allowance	(10)	(2)	(10)	(5)

	$6	$(26)	$(24)	$36

Consolidated taxes on income	$361	$278	$735	$535

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
US federal statutory rate	35%	35%	35%	35%
US state income taxes	1	2	1	1
Non US income taxed at different rates	(11)	(12)	(10)	(10)
Effect of equity method investment	(1)	(1)	(1)	(1)
Domestic production and other deductions/credits	(2)	(1)	(2)	(1)
Charges and credits	—	1	—	1

Effective income tax rate	22%	24%	23%	25%

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertain tax positions. This interpretation requires companies to recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Schlumberger adopted the provisions of FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the total liabilities or stockholders’ equity of Schlumberger.

Included in the Schlumberger Consolidated Balance Sheet at January 1, 2007 is approximately $764 million of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. This amount includes $94 million of accrued interest and penalties. Approximately $739 million of unrecognized tax benefits, if recognized, would impact the Schlumberger effective tax rate.

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

In certain of the jurisdictions noted above, Schlumberger operates through more than one legal entity, each of which has different open years subject to examination. The table above presents the open years subject to examination for the most material of the legal entities in each jurisdiction. Additionally, it is important to note that years are technically not closed until the statute of limitations in each jurisdiction expires. In the jurisdictions noted above, the statute of limitations can extend beyond the open years subject to examination.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Due to the breadth of the operations of Schlumberger, numerous tax audits may be ongoing throughout the world at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.

13.	Contingencies

The Consolidated Balance Sheet includes accruals for estimated future expenditures, relating to contractual obligations associated with business divestitures that have been completed. It is possible that the ultimate expenditures may differ from the amounts recorded. In the opinion of management, such differences are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

The Consolidated Balance Sheet includes accruals for estimated future costs associated with certain environmental remediation activities related to the past use or disposal of hazardous materials where it is probable that Schlumberger has incurred a liability and such amount can be reasonably estimated. Substantially all such costs relate to divested operations and to facilities or locations that are no longer in operation. Due to a number of uncertainties, including uncertainty of timing, the scope of remediation, future technology, regulatory changes, natural resource or property damage claims and other factors, it is possible that the ultimate remediation costs may exceed the amounts estimated. However, in the opinion of management, any such additional costs are not expected to be material relative to consolidated liquidity, financial position or future results of operations.

In December 2004, WesternGeco L.L.C. and Schlumberger Technology Corporation received federal grand jury subpoenas issued by the United States District Court for the Southern District of Texas. The subpoenas sought documents relating to possible fraud in obtaining visas for foreign crewmembers working on vessels operating on the Outer Continental Shelf of the Gulf of Mexico. On June 16, 2006, WesternGeco L.L.C. entered into an agreement with the United States Attorney’s Office for the Southern District of Texas resolving the issues raised in the federal investigation. Under the terms of the agreement, WesternGeco L.L.C. accepted responsibility for U.S. visa violations and agreed to pay a monetary penalty of $18 million and reimburse the United States Government for $1.6 million in investigation expenses. Additionally, WesternGeco L.L.C. entered into a twelve-month Deferred Prosecution Agreement (“DPA”), during which time its Gulf of Mexico activities were subject to monitoring by the United States Government. At the conclusion of this twelve-month period on June 16, 2007, WesternGeco L.L.C. was determined to have complied with the terms of the DPA. As a result, the DPA expired and no prosecution arising from the investigation will be brought. Moreover, WesternGeco has developed and implemented a comprehensive visa and immigration compliance program to prevent a recurrence of improper visa practices.

Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in any of these matters. However, in the opinion of Schlumberger, any liability that might ensue would not be material in relation to the consolidated liquidity, financial position or future results of operations.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	SECOND QUARTER 2007					SECOND QUARTER 2006 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$1,339	$289	$—	$128	$417	$1,266	$240	$—	$136	$376
Latin America	761	148	—	31	179	666	103	—	25	128
Europe/CIS/W. Africa	1,610	372	—	90	462	1,240	264	1	52	317
Middle East & Asia	1,212	381	—	47	428	915	264	—	34	298
Elims/Other	52	9	—	18	27	39	11	—	4	15

	4,974	1,199	—	314	1,513	4,126	882	1	251	1,134

WesternGeco	665	159	—	57	216	563	111	8	50	169

Elims & Other	-	(68)	—	(10)	(78)	(2)	(58)	(3)	(23)	(84)

	$5,639	$1,290	$—	$361		$4,687	$935	$6	$278

Interest Income					34					28
Interest Expense (2)					(66)					(60)
Charges and Credits (3)					—					(46)

					$1,619					$1,141

(1)	Effective January 1, 2007, a GeoMarket* that had been included in the Middle East & Asia Area was reassigned to the Europe/CIS/W.Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.
(2)	Excludes interest expense included in the segment results ($1 million in 2007; $2 million in 2006).
(3)	See Note 3 Charges and Credits.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	SIX MONTHS 2007					SIX MONTHS 2006 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$2,713	$573	$—	$275	$848	$2,492	$485	$—	$266	$751
Latin America	1,489	279	—	63	342	1,260	182	—	42	224
Europe/CIS/W. Africa	3,131	730	—	162	892	2,290	449	2	96	547
Middle East & Asia	2,303	716	—	86	802	1,729	486	—	63	549
Elims/Other	97	3	—	31	34	66	13	—	9	22

	9,733	2,301	—	617	2,918	7,837	1,615	2	476	2,093

WesternGeco	1,370	347	—	135	482	1,093	182	43	93	318

Elims & Other	—	(144)	—	(17)	(161)	(4)	(129)	4	(34)	(159)

	$11,103	$2,504	$—	$735		$8,926	$1,668	$49	$535

Interest Income					68					63
Interest Expense (2)					(133)					(106)
Charges and Credits (3)					—					(46)

					$3,174					$2,163

(1)	Effective January 1, 2007, a GeoMarket that had been included in the Middle East & Asia Area was reassigned to the Europe/CIS/W.Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.
(2)	Excludes interest expense included in the segment results ($2 million in 2007; $3 million in 2006).
(3)	See Note 3 Charges and Credits.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15.	Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger US plans included the following components:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$14	$14	$28	$29
Interest cost on projected benefit obligation	30	28	60	56
Expected return on plan assets	(36)	(35)	(73)	(65)
Amortization of prior service cost	1	2	3	4
Amortization of net loss	5	6	10	13

Net pension cost	$14	$15	$28	$37

Net pension cost for the Schlumberger UK plan included the following components:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$9	$6	$17	$12
Interest cost on projected benefit obligation	13	10	26	20
Expected return on plan assets	(17)	(12)	(33)	(24)
Amortization of net loss & other	5	3	9	6

Net pension cost	$10	$7	$19	$14

Net postretirement benefit cost for the Schlumberger US plans included the following components:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$7	$6	$13	$14
Interest cost on accumulated postretirement benefit obligation	11	11	23	22
Expected return on plan assets	—	—	(1)	—
Amortization of net loss	3	4	6	8
Amortization of prior service cost	(8)	(7)	(14)	(14)

Net postretirement benefit cost	$13	$14	$27	$30

Item2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS REVIEW

	Second Quarter			Six Months
	2007	2006(1)	% chg	2007	2006(1)	% chg
	(Stated in millions)
Oilfield Services
Revenue	$4,974	$4,126	21%	$9,733	$7,837	24%
Pretax Segment Income	$1,513	$1,134	33%	$2,918	$2,093	39%

WesternGeco
Revenue	$665	$563	18%	$1,370	$1,093	25%
Pretax Segment Income	$216	$169	28%	$482	$318	52%

(1)	Effective January 1, 2007, a GeoMarket that had been included in the Middle East & Asia Area was reassigned to the Europe/CIS/W.Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.

Pretax operating income represents the business segments’ income before taxes and minority interest. The pretax operating income excludes corporate expenses, interest income, interest expense, amortization of certain intangible assets, interest on postretirement medical benefits and stock-based compensation costs and the Charges and Credits described in detail in Note 3 to the Consolidated Financial Statements, as these items are not allocated to the segments.

Second Quarter 2007 Compared to Second Quarter 2006

Revenue for the second quarter of 2007 was $5.64 billion versus $4.69 billion for the same period last year. Income before income taxes and minority interest was $1.62 billion in 2007 compared to $1.14 billion in 2006. The 2006 results included pretax charges of $46 million. These Charges and Credits are described in detail in Note 3 to the Consolidated Financial Statements.

OILFIELD SERVICES

Second-quarter revenue of $4.97 billion was 5% higher sequentially and 21% higher year-on-year. Sequential revenue increases were highest in the US land, Brunei/Malaysia/Philippines, North Sea, Arabian and Eastern Mediterranean GeoMarkets. In addition, double-digit growth rates were experienced in the East and North Russia, Indonesia, China/Japan/Korea and Qatar GeoMarkets. Across all Areas demand was particularly strong for Drilling & Measurements, Schlumberger Information Solutions (SIS), Artificial Lift Systems, Wireline and Well Services technologies.

Pretax operating income of $1.51 billion increased 8% sequentially and 33% year-on-year. The sequential increase was mainly driven by higher activity and a favorable technology mix in the Brunei/Malaysia/Philippines, Venezuela/Trinidad & Tobago, US land, Eastern Mediterranean, Gulf Coast, Arabian, North Africa and China/Japan/Korea GeoMarkets, and by a favorable technology mix and higher product sales in the North Sea. These resulted in Oilfield Services pretax operating margins reaching 30.4%, a sequential increase of 90 basis points (bps).

During the quarter, Integrated Project Management (IPM) saw increased demand for services in the Peru/Colombia/Ecuador and North Russia GeoMarkets. Since the beginning of the year, IPM has been awarded an impressive $3.8 billion of new and extended contracts that cover project management, technology deployment and third-party services in regions of Latin America, Russia, North Africa, Europe and Malaysia. Building on long-term customer relationships, these awards have increased contracted IPM work through the end of the decade to a total of $4.8 billion.

North America

Revenue of $1.34 billion decreased 3% sequentially but increased 6% year-on-year. Pretax operating income of $417 million decreased 3% sequentially but increased 11% year-on-year.

Sequentially, revenue in the US land GeoMarkets grew through increased activity following the lifting of seasonal land access restrictions, and continuing service intensity for Wireline, Drilling & Measurements and Well Services technologies on horizontal wells in unconventional gas reservoirs. Growth was also recorded in the US Gulf Coast driven by higher demand for Drilling & Measurements, Well Services and Well Testing technologies in deep-water reservoirs; and in Alaska as a result of higher exploration-related demand for Wireline, Well Testing and Well Services technologies. In addition, higher SIS product sales were recorded across the US GeoMarkets. However, growth in the US was more than offset by the significant activity slowdown in Western Canada that resulted from the early onset of the spring break-up, together with the lower prices for natural gas.

Year-on-year revenue growth was led by the US land GeoMarkets, driven by strong exploration activity and higher service intensity in unconventional gas reservoirs. Demand was particularly strong for Well Services, Drilling & Measurements and Wireline technologies. In addition, the US Gulf Coast and Alaska GeoMarkets recorded growth due to exploration-driven activities. This growth across the US was partially offset by the slowdown in Canada where revenues declined in line with rig count reductions reflecting the extended seasonal spring break-up and unfavorable customer sentiment driven by deteriorating economics.

Sequentially, pretax operating margins for the Area declined slightly by 21 bps to reach 31.2% primarily due to the activity slowdown in Canada and to pricing erosion in pressure pumping stimulation services in North America due to increases in equipment capacity. However, this decline was significantly offset by higher operating leverage in the US land GeoMarkets and a favorable exploration-driven activity mix in the US Gulf Coast and Alaska GeoMarkets.

Year-on-year pretax operating margins grew by 148 bps resulting from a favorable activity mix driven by exploration activity in the US Gulf Coast and Alaska, and improved efficiency in US land. This growth was partially offset by the activity slowdown in Canada and pricing erosion resulting from excess pressure pumping capacity for stimulation services.

Latin America

Revenue of $761 million increased 5% sequentially and 14% year-on-year. Pretax operating income of $179 million increased 10% sequentially and 40% year-on-year.

During the quarter, the two remaining contracts associated with the drilling barges in Venezuela were finalized. The resulting recognition of certain previously deferred revenues and related costs had a marginal impact on the Area’s sequential revenue and pretax operating income growth.

Sequential revenue growth was driven by increased demand for Wireline and Well Testing technologies together with higher Artificial Lift Systems product sales in the Venezuela/Trinidad & Tobago GeoMarket; strong demand for Wireline, Well Services and Well Testing technologies together with SIS and Completions product sales in Latin America South; continued strong exploration-driven Wireline activity and increased demand for IPM services in Peru/Colombia/Ecuador; and stronger Well Services activity in Mexico.

Year-on-year revenue increased due to higher Well Testing & Well Services activities in the Venezuela/Trinidad & Tobago GeoMarket, together with higher IPM activities in Peru/Colombia/Ecuador and by increased exploration activity in Latin America South.

Sequential pretax operating margins increased by 118 bps to reach 23.6% as a result of the more favorable activity mix in Venezuela/Trinidad & Tobago and Peru/Colombia/Ecuador. This performance was partially offset by start-up costs for projects in Mexico.

Year-on-year pretax operating margins expanded by a robust 432 bps driven by pricing gains in Venezuela/Trinidad & Tobago, a favorable revenue mix in Mexico reflecting the shift in revenue mix away from lower margin third-party billings, and increased higher margin Wireline activity in Latin America South.

Europe/CIS/West Africa

Revenue of $1.61 billion increased 6% sequentially and 30% year-on-year. Pretax operating income of $462 million increased 7% sequentially and 46% year-on-year.

Sequential revenue growth was driven by the higher rig count in the East Russia, Continental Europe, Libya and North Africa GeoMarkets; strong demand for exploration-related Wireline, Drilling & Measurements and Well Testing technologies together with higher Artificial Lift Systems and Completions product sales in the North Sea; and increased demand for Well Services technologies, higher Artificial Lift Systems product sales and higher IPM activity in North Russia. This growth was partially offset by seasonal weather-related effects in South Russia.

Year-on-year revenue increase was driven by higher rig count in the West and South Africa, Continental Europe and Nigeria GeoMarkets, increased exploration-driven activity in the North Sea together with higher demand for Drilling & Measurements technologies across the Russian GeoMarkets.

Sequential pretax operating margins reached 28.7% driven primarily by a more favorable activity mix in the North Sea, North Africa and Russia GeoMarkets. This performance was partially dampened by the weather-related seasonal effects in South Russia.

Year-on-year pretax operating margins grew by 309 bps driven primarily by increased demand for higher margin Drilling & Measurements technologies in the Caspian GeoMarket, increased demand for higher margin Wireline and Drilling & Measurements technologies in Eastern Europe together with favorable activity mix in West & South Africa and the North Sea. This was offset partially by a slight decline in the Russian GeoMarkets primarily due to pricing erosion resulting from pressure pumping capacity entering the market from Canada.

Schlumberger completed the acquisition of Tyumenpromgeofizika during the second quarter of 2007. Tyumenpromgeofizika provides a wide range of geophysical and wireline logging services in Western Siberia.

Middle East & Asia

Revenue of $1.21 billion increased 11% sequentially and 32% year-on-year. Pretax operating income of $428 million increased 14% sequentially and 43% year-on-year.

The sequential growth in revenue resulted from higher activity in the Brunei/Malaysia/Philippines, Indonesia, Qatar, Australia/Papua New Guinea and China/Japan/Korea GeoMarkets; stronger exploration-driven deep-water activity in Eastern Mediterranean; and higher demand for Wireline, Completions and Artificial Lift Systems technologies in the Arabian GeoMarket. This growth was partially offset by the lower rig count in Thailand/Vietnam.

Year-on-year revenue increased due to higher rig count and increased demand for Well Services, Wireline and Well Testing technologies in the Arabian GeoMarket, increased application of new technologies in deep-water environments in the East Mediterranean GeoMarket, increased levels of exploration activity in the Australia/New Zealand/Papua New Guinea, Thailand/Vietnam and Qatar GeoMarkets, and higher rig count, pricing gains and increased demand for Drilling & Measurements and Wireline technologies in India.

Pretax operating margins grew sequentially by 103 bps to reach 35.3%, driven by a more favorable deep-water exploration-driven activity mix in Brunei/Malaysia/Philippines, demand for higher-margin Wireline technology in China/Japan/Korea, and higher-margin Completions and Artificial Lift Systems product sales in the Arabian GeoMarket. This growth was offset by the slowdown in Thailand/Vietnam and lower deep-water activity in India.

Year-on-year pretax margins expanded by 271 bps due to a favorable exploration-driven technology mix in the Arabian, East Mediterranean, Thailand/Vietnam and India GeoMarkets.

WESTERNGECO

Second-quarter revenue of $665 million was 6% lower sequentially but 18% higher compared to the same period last year. Pretax operating income of $216 million decreased 19% sequentially but increased 28% year-on-year.

Sequentially, Marine revenue increased due to higher production and pricing despite seasonal transits and scheduled dry dock inspections. Data Processing revenue also increased driven primarily by higher sales in North America, Europe, Africa and the Middle East, while Land revenue remained flat. However, the improvement in Marine and Data Processing revenues was more than offset by the normal seasonal decline in Multiclient revenues.

Year-on-year revenue of $665 million increased 18%. This was driven primarily by higher Multiclient sales recorded with the commencement of the significantly pre-funded E-Octopus surveys, continued demand for the E-Cat and E-Dog deep-water reprocessing surveys and demand for surveys offshore Africa; higher Marine revenues driven by higher production and price increases; and higher Data Processing revenue in Africa and Asia. These increases were partially offset by lower Land activity in the Middle East and Africa.

Sequentially, pretax operating margins declined to 32.5% due to the lower Multiclient sales and to crew costs associated with certain Land projects.

Year-on-year pretax operating income of $216 million increased 28% due to higher-margin sales in Multiclient, Marine and Data Processing. This was partially offset by higher costs associated with Land.

Six Months 2007 Compared to Six Months 2006

Revenue for the six-month period ended June 30, 2007 was $11.10 billion versus $8.93 billion for the same period last year. Income before income taxes and minority interest was $3.17 billion in 2007 compared to $2.16 billion in 2006. The 2006 results included pretax charges of $46 million. These Charges and Credits are described in detail in Note 3 to the Consolidated Financial Statements.

OILFIELD SERVICES

Six month revenue of $9.73 billion was 24% higher versus the same period last year. Pretax operating income of $2.92 billion increased 39% year-on-year. Year-on-year revenue growth was strongest in the Thailand/Vietnam, Australasia, Eastern Mediterranean, West & South Africa, and Venezuela/Trinidad & Tobago GeoMarkets. Double-digit growth was achieved in all Technologies.

North America

Revenue of $2.71 billion increased 9% versus the same period last year. Pretax operating income of $848 million increased 13% year-on-year. Growth was driven by a strong exploration season in Alaska and increased application of high-margin Drilling & Measurements technologies in the deep-water environment of the Gulf Coast. In addition, GeoMarkets in US land generated solid growth from a combination of pressure pumping stimulation services pricing gains, and an increased volume of horizontal well drilling in unconventional gas plays. This was partially offset by declines in Canada with an extended spring break-up period and negative customer sentiment driven by deteriorating economics.

Latin America

Revenue of $1.49 billion was 18% higher year-on-year. Pretax operating income of $342 million increased 53% versus the same period last year. Year-on-year increases were highest in the Venezuela/Trinidad & Tobago GeoMarket with strong demand for Drilling & Measurements technologies, increased Completion product sales, and rising Well Testing activity, coupled with the recognition of certain deferred revenues associated with the PRISA project. Additionally, Peru/Colombia/Ecuador recorded strong growth due to a ramp-up in IPM activity, followed by Latin America South with increased deep-water activity in Brazil, and Mexico with a surge in Well Services activity together with strong offshore Drilling & Measurements activity.

Europe/CIS/West Africa

Revenue of $3.13 billion increased 37% year-on-year. Pretax operating income of $892 million increased 63% year-on-year. Growth was driven by increased activity and demand for new technologies in the West & South Africa and North Africa GeoMarkets; by a surge in exploration activity in the North Sea; and by a higher rig count and increased demand for higher-margin Drilling & Measurements technologies in the deep-water environment together with higher Completion product sales in Nigeria. Additionally, the Russian GeoMarkets witnessed a ramp-up in drilling programs across the region, boosted by the milder winter and by higher Artificial Lift product sales.

Middle East & Asia

Revenue of $2.30 billion was 33% higher year-on-year. Pretax operating income of $802 million was 46% higher versus the same period last year. Year-on-year increases were primarily driven by an increased demand for exploration-driven higher-margin services in the Thailand/Vietnam, Qatar and Australia/Papua New Guinea GeoMarkets, higher demand for Well Services and Wireline technologies in Eastern Mediterranean together with continued rig count increases and higher Artificial Lift and Completion products sales in the Arabian GeoMarket. This growth was partially offset by lower margin activities in Brunei/Malaysia/Philippines following the completion of certain deep-water projects.

WESTERNGECO

Six-month revenue for WesternGeco of $1.37 billion was 25% higher compared to the same period last year. Year-on-year revenue increased primarily in Multiclient, Marine and Data Processing. Multiclient sales increased predominantly in North America, reflecting a strong Multiclient market and the success of large reprocessing and wide-azimuth projects. The increase in Marine was due to higher pricing on both Q and conventional surveys. Data Processing was ahead driven by higher pricing and an improved ability to bundle data processing services with acquisition services.

Pretax income of $482 million improved by $164 million year-on-year, reflecting strong multiclient margins and increased prices in Marine and Data Processing.

Interest and Other Income

Interest and other income consisted of the following for the second quarter and six months ended June 30, 2007 and 2006:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
Interest income	$35	$29	$70	$65
Equity in net earnings of affiliated companies	62	44	111	73
Loss on liquidation of investment to fund the WesternGeco transaction (1)	—	(9)	—	(9)

	$97	$64	$181	$129

(1)	Refer to Note 3 to the Consolidated Financial Statements for details.

Interest Income

Interest income increased $6 million in the second quarter of 2007 as compared to the second quarter of 2006. This increase is primarily attributable to an increase in the average investment balance.

Interest income increased $5 million for the six months ended June 30, 2007 as compared to the same period last year. This increase is primarily attributable to an increase in the average rate of return on invested funds.

Equity in Net Earnings of Affiliated Companies

The increase in net earnings of affiliated companies is primarily due to the results of the drilling fluids joint venture that Schlumberger operates with Smith International, Inc.

Interest Expense

Interest expense of $66 million in the second quarter of 2007 increased by $5 million compared to the same period last year. This increase is primarily attributable to an increase in the average debt balance.

Interest expense of $134 million in the first six months of 2007 increased by $25 million compared to the same period last year. This increase is attributable to an increase in the average debt balance combined with an increase in borrowing rates.

Other

Gross margin was 33.7% and 30.6% in the second quarters of 2007 and 2006, and 33.7% and 30.0% in the six-month periods ended June 30, 2007 and 2006, respectively. The increase in gross margin was driven by higher overall activity, a favorable technology mix and efficiency gains in Oilfield Services, together with higher Multiclient sales in WesternGeco.

As a percentage of revenue, research & engineering, marketing and general & administrative expenses for the second quarters and six months ended June 30, 2007 and 2006 were as follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
Research & engineering	3.1%	3.6%	3.1%	3.4%
Marketing	0.4%	0.4%	0.3%	0.4%
General & administrative	2.1%	2.3%	2.1%	2.3%

Research and engineering expenditures, by segment for the second quarter and six months ended June 30, 2007 and 2006, were as follows:

	Second Quarter		Six Months
	2007	2006	2007	2006
	(Stated in millions)
Oilfield Services	$142	$126	$278	$240
WesternGeco	28	17	55	31
Other	5	28	9	29

	$175	$171	$342	$300

The effective tax rate in the second quarter of 2007 was 22.3% compared to 24.4% in the second quarter of last year. The effective tax rate for the six months ended June 30, 2007 was 23.1% compared to 24.7% in the same period of the prior year. The decreases in the effective tax rate compared to prior year periods are primarily attributable to the geographic mix of earnings. Both Oilfield Services and WesternGeco had a lower proportion of pretax earnings in North America. Internationally, various GeoMarkets with lower tax rates contributed a greater percentage to pretax earnings. Furthermore, in North America in 2007 there was an increased impact from the deduction for domestic production activities and the Charges and Credits in the second quarter of last year, described in Note 3 to the Consolidated Financial Statements, were not tax deductible.

Minority Interest

Minority interest has decreased in 2007 compared to 2006 due to the fact that on April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes for $2.4 billion in cash.

Stock-Based Compensation

Stock-based compensation expense was $34 million in the second quarter of 2007 compared to $28 million in the second quarter of the prior year, and $70 million for the six months ended June 30, 2007 compared to $54 million for the six months ended June 30, 2006. Total stock-based compensation expense for all of fiscal 2006 was $114 million, and it is currently estimated to be $140 million in 2007.

This increase in stock-based compensation expense primarily reflects the increase in the valuations of stock-based compensation awards due to the upward movement in the Schlumberger stock price as compared to prior years.

CASH FLOW

Net Debt is gross debt less cash, short-term investments and fixed income investments held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness. Details of Net Debt follow:

	Jun. 30 2007	Jun. 30 2006
	(Stated in millions)
Net Debt, beginning of period	$(2,834)	$(532)
Net income	2,439	1,579
Charges and credits, net of tax	—	43
Excess of equity income over dividends received	(77)	(76)
Depreciation and amortization (1)	902	730
Increase in working capital	(801)	(443)
US pension plan contributions	—	(200)
Capital expenditures (1)	(1,417)	(1,088)
Proceeds from employee stock plans	404	305
Stock repurchase program	(505)	(467)
Dividends paid	(354)	(271)
Acquisition of minority interest in WesternGeco	—	(2,406)
Other business acquisitions and related payments	(147)	(320)
Conversion of debentures	396	—
Distribution to joint venture partner	—	(60)
Translation effect on Net Debt	(43)	77
Other	(47)	(39)

Net Debt, end of period	$(2,084)	$(3,168)

(1)	Includes Multiclient seismic data costs.

Components of Net Debt	Jun. 30 2007	Jun. 30 2006	Dec. 31 2006
	(Stated in millions)
Cash and short-term investments	$2,885	$2,108	$2,999
Fixed income investments, held to maturity	323	74	153
Bank loans and current portion of long-term debt	(797)	(1,213)	(1,322)
Convertible debentures	(1,029)	(1,425)	(1,425)
Other long-term debt	(3,466)	(2,712)	(3,239)

	$(2,084)	$(3,168)	$(2,834)

During the second quarter of 2007, $396 million of the $975 million 1.5% Series A Convertible Debentures due June 1, 2023 were converted by holders into approximately 11 million shares of Schlumberger common stock.

During the first six months of 2007, cash provided by operations was $2.49 billion as net income plus non-cash items were partially offset by an increase in working capital requirements. Cash used by investing activities was $1.76 billion due mainly to the purchase of fixed assets ($1.29 billion). Cash used by financing activities was $750 million as the net repayments of debt ($348 million), payment of dividends to shareholders ($354 million) and stock repurchase program ($505 million) were partially offset by the proceeds from employee stock plans ($404 million).

On April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes for $2.4 billion in cash. Approximately 50% of the purchase price was funded from Schlumberger cash and investments. The remaining 50% was financed through existing Schlumberger credit facilities.

During the first six months of 2006, cash provided by operations was $1.80 billion, as net income, depreciation/amortization and deferred income taxes were partially offset by increases in customer receivables and a decrease in accounts payable and accrued liabilities, which included a US pension funding contribution of $200 million. Cash used by investing activities of $2.25 billion primarily was due to capital expenditures ($1.09 billion), the acquisition of the 30% minority interest in WesternGeco ($2.40 billion) and the sales of investments ($1.67 billion). Cash provided by financing activities was $423 million as the payment of dividends to shareholders ($271 million) and stock repurchase plan ($467 million) were only partially offset by the proceeds from employee stock plans ($305 million).

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward-looking statements, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; operating and capital expenditures by Schlumberger and the oil and gas industry; effective tax rate; the business strategies of Schlumberger customers; stock-based compensation expense; the Schlumberger stock buy-back program; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our most recent Form10-K, this Form 10-Q and other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2006. Schlumberger’s exposure to market risk has not changed materially since December 31, 2006.

Item 4:	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Schlumberger management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures, as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by Schlumberger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

* Mark of Schlumberger

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

The information with respect to Item 1 is set forth under Note 13 Contingencies to the Consolidated Financial Statements.

Item 1A:	Risk Factors

We urge you to carefully consider the risks described below and in the information contained in our Annual Report on Form 10-K for the year ended December 31, 2006 as well as other reports and materials that we file with the Securities and Exchange Commission. If any of the risks described were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business and operations.

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

Our non-United States operations accounted for approximately 74% of our consolidated revenue in the first six months of 2007 and 73% for the same period in 2006. Operations in countries other than the United States are subject to various risks, including:

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

We are also subject to risks related to investment in our stock in connection with certain U.S. state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market for our common stock.

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

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2007, Schlumberger issued 10,961,317 shares of its common stock upon conversion by holders of $396 million aggregate principal amount of its 1.5% Series A Convertible Debentures due June 1, 2023. Such shares were issued in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger approved a share buy-back program of up to 40 million shares of Schlumberger common stock to be acquired in the open market before April 2010, subject to market conditions.

The following table sets forth certain information with respect to the Schlumberger common stock repurchase program activity for the three months ended June 30, 2007.

	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
	(Stated in thousands except per share amounts)
April 1 through April 30, 2007	169.1	$69.69	169.1	21,088.0
May 1 through May 31, 2007	982.6	$75.71	982.6	20,105.4
June 1 through June 30, 2007	1,050.0	$81.96	1,050.0	19,055.4

	2,201.7	$78.23	2,201.7

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

Item 3:	Default Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 12, 2006 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

Exhibit 3.2—Amended and Restated Bylaws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.2—Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

SCHLUMBERGER LIMITED (Registrant)

Date: July 25, 2007	/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer and Duly Authorized Signatory