Form 10-Q
period 2007-09-30
SCHLUMBERGER LTD /NV/
filed 2007-10-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
September 30, 2007	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,195,867,465

SCHLUMBERGER LIMITED

Third Quarter 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in thousands except per share amounts)
Revenue	$5,925,662	$4,954,818	$17,028,829	$13,880,610
Interest & other income	107,578	70,699	288,685	199,781
Expenses
Cost of goods sold & services	3,905,095	3,361,555	11,264,310	9,605,372
Research & engineering	190,194	149,538	531,971	449,834
Marketing	21,904	17,632	58,585	49,474
General & administrative	137,260	117,176	375,576	323,615
Interest	68,622	62,351	203,039	171,616

Income before taxes and minority interest	1,710,165	1,317,265	4,884,033	3,480,480
Taxes on income	356,168	317,434	1,090,730	852,504

Income before minority interest	1,353,997	999,831	3,793,303	2,627,976
Minority interest	—	(7)	—	(48,741)

Net Income	$1,353,997	$999,824	$3,793,303	$2,579,235

Basic earnings per share:	$1.13	$0.84	$3.20	$2.18
Diluted earnings per share:	$1.09	$0.81	$3.08	$2.09
Average shares outstanding:
Basic	1,194,175	1,183,683	1,185,624	1,182,795
Assuming dilution	1,243,808	1,243,966	1,238,675	1,243,579

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED BALANCE SHEET

	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)
	(Stated in thousands)
ASSETS

CURRENT ASSETS:
Cash	$162,010	$165,817
Short-term investments	3,076,109	2,833,056
Receivables less allowance for doubtful accounts
(2007—$99,763; 2006—$114,654)	5,301,612	4,242,000
Inventories	1,584,412	1,246,887
Deferred taxes	179,054	162,884
Other current assets	632,532	535,018

	10,935,729	9,185,662
FIXED INCOME INVESTMENTS, HELD TO MATURITY	382,582	153,000
INVESTMENTS IN AFFILIATED COMPANIES	1,359,169	1,208,323
FIXED ASSETS	6,686,750	5,576,041
MULTICLIENT SEISMIC DATA	223,100	226,681
GOODWILL	5,079,953	4,988,558
INTANGIBLE ASSETS	909,194	907,874
DEFERRED TAXES	347,898	412,802
OTHER ASSETS	382,139	173,197

	$26,306,514	$22,832,138

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,158,374	$3,848,017
Estimated liability for taxes on income	1,026,290	1,136,529
Dividend payable	210,660	148,720
Long-term debt—current portion	151,878	602,919
Convertible debentures	491,609	—
Bank & short-term loans	618,898	718,610

	6,657,709	6,454,795
CONVERTIBLE DEBENTURES	443,015	1,424,990
OTHER LONG-TERM DEBT	3,598,761	3,238,952
POSTRETIREMENT BENEFITS	951,394	1,036,169
OTHER LIABILITIES	637,915	257,349

	12,288,794	12,412,255

STOCKHOLDERS’ EQUITY:
Common stock	4,041,343	3,381,946
Income retained for use in the business	14,287,758	11,118,479
Treasury stock at cost	(3,129,057)	(2,911,793)
Accumulated other comprehensive loss	(1,182,324)	(1,168,749)

	14,017,720	10,419,883

	$26,306,514	$22,832,138

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Stated in thousands)
Cash flows from operating activities:
Net Income	$3,793,303	$2,579,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,399,570	1,122,410
Charges and credits, net of tax & minority interest (2)	—	42,822
Earnings of companies carried at equity, less dividends received	(127,889)	(119,074)
Deferred income taxes	19,316	2,835
Stock-based compensation expense	102,542	83,599
Provision for losses on accounts receivable	7,853	10,605
Change in assets and liabilities (3)
Increase in receivables	(1,029,225)	(760,778)
Increase in inventories	(320,986)	(213,287)
Increase in other current assets	(92,345)	(79,377)
Increase in accounts payable and accrued liabilities	314,272	129,803
Increase in estimated liability for taxes on income	213,926	214,250
(Decrease) increase in postretirement benefits	(89,833)	3,633
Other—net	(79,234)	107,183

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,111,270	3,123,859

Cash flows from investing activities:
Purchase of fixed assets	(2,013,053)	(1,619,912)
Multiclient seismic data capitalized	(194,415)	(120,963)
Capitalization of intangible assets	—	(11,728)
Acquisition of minority interest in WesternGeco	—	(2,405,927)
Other business acquisitions and related payments	(192,258)	(337,733)
(Purchases) sale of investments, net	(456,342)	1,843,364
Other	(193,972)	(136,675)

NET CASH USED BY INVESTING ACTIVITIES	(3,050,040)	(2,789,574)

Cash flows from financing activities:
Dividends paid	(562,085)	(419,715)
Distribution to joint venture partner	—	(59,647)
Proceeds from employee stock purchase plan	83,927	62,979
Proceeds from exercise of stock options	437,264	282,652
Stock option windfall tax benefit	77,400	—
Stock repurchase program	(797,804)	(948,504)
Proceeds from issuance of long-term debt	271,755	631,949
Repayment of long-term debt	(451,041)	(90,598)
Net (decrease) increase in short-term debt	(128,475)	171,872

NET CASH USED IN FINANCING ACTIVITIES	(1,069,059)	(369,012)

Net decrease in cash before translation effect	(7,829)	(34,727)
Translation effect on cash	4,022	(106)
Cash, beginning of period	165,817	190,954

CASH, END OF PERIOD	$162,010	$156,121

(1)	Includes multiclient seismic data costs.
(2)	See Note 3 – Charges and Credits.
(3)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Postretirement Liability	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2007	$3,381,946	$(2,911,793)	$11,118,479	$20,712	$(401,648)	$(787,813)
Net income			3,793,303				$3,793,303
Derivatives marked to market, net of tax				14,957			14,957
Translation adjustment						(41,429)	(41,429)
Amortization of prior service cost, net of tax					(9,727)		(9,727)
Amortization of actuarial net loss, net of tax					26,714		26,714
Other	(1,684)				(4,090)		(4,090)
Dividends declared ($0.525 per share)			(624,024)
Stock repurchase plan		(797,804)
Proceeds from employee stock purchase plan	86,588	46,039
Proceeds from shares sold to optionees, less shares exchanged	183,742	253,522
Shares granted to directors	1,021	403
Stock-based compensation cost	102,542
Shares issued on conversion of debentures	209,788	280,576
Tax benefits on stock options	77,400

Balance, September 30, 2007	$4,041,343	$(3,129,057)	$14,287,758	$35,669	$(388,751)	$(829,242)	$3,779,728

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2007	1,334,212,164	(156,318,705)	1,177,893,459
Employee stock purchase plan	—	2,305,594	2,305,594
Stock repurchase plan	—	(10,511,700)	(10,511,700)
Shares sold to optionees, less shares exchanged	—	12,619,537	12,619,537
Shares granted to directors	—	20,000	20,000
Shares issued on conversion of debentures	—	13,540,575	13,540,575

Balance, September 30, 2007	1,334,212,164	(138,344,699)	1,195,867,465

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The December 31, 2006 balance sheet information has been derived from the audited 2006 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 16, 2007.

Certain items from the prior year have been reclassified to conform to the current year presentation.

2.	Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share:

	2007			2006
Third Quarter	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$1,353,997	1,194,175	$1.13	$999,824	1,183,683	$0.84

Assumed conversion of debentures	5,204	24,669		7,197	38,210
Assumed exercise of stock options	—	24,071		—	21,469
Unvested restricted stock	—	893		—	604

Diluted	$1,359,201	1,243,808	$1.09	$1,007,021	1,243,966	$0.81

Nine Months	Net Income	Average Shares Outstanding	Earnings per Share	Net Income	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$3,793,303	1,185,624	$3.20	$2,579,235	1,182,795	$2.18

Assumed conversion of debentures	18,969	30,042		21,591	38,210
Assumed exercise of stock options	—	22,135		—	22,214
Unvested restricted stock	—	874		—	360

Diluted	$3,812,272	1,238,675	$3.08	$2,600,826	1,243,579	$2.09

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During 2007, certain holders of Schlumberger Limited’s 1.5% Series A Convertible Debentures due June 1, 2023 and 2.125% Series B Convertible Debentures due June 1, 2023 converted their debentures into Schlumberger common stock. The following table summarizes these conversions:

	Third Quarter		Nine Months
	Conversions	Shares issued	Conversions	Shares issued
	(Stated in millions)
1.5% Series A debentures	$87	2.4	$483	13.3
2.125% Series B debentures	7	0.2	7	0.2

	$94	2.6	$490	13.5

As at September 30, 2007, there were $492 million of the 1.5% Series A debentures and $443 million of the 2.125% Series B debentures outstanding.

The number of outstanding options to purchase shares of common stock which were not included in the computation of diluted earnings per share because to do so would have had an antidilutive effect, were as follows:

	2007	2006
	(Stated in millions)
Third quarter	—	1.3
Nine months	0.5	1.3

3.	Charges and Credits

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

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of Charges and Credits during the first nine months of 2006:

	Pretax	Minority Interest	Net
	(Stated in millions)
Charges and Credits
—WesternGeco in-process R&D charges	$21	$—	$21
—Loss on liquidation of investments to fund
WesternGeco transaction	9	—	9
—WesternGeco visa settlement	10	(3)	7
—Other in-process R&D charges	6	—	6

Net Charges	$46	$(3)	$43

Schlumberger did not record any Charges and Credits during the first nine months of 2007.

4.	Acquisitions

During the first nine months of 2007, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for an aggregate amount of $193 million.

5.	Investments in Affiliated Companies

The MI-SWACO drilling fluids joint venture is owned 40% by Schlumberger and 60% by Smith International, Inc. Schlumberger records income from this joint venture using the equity method of accounting. The Schlumberger investment in the joint venture at September 30, 2007 was $1.107 billion and at December 31, 2006 was $970 million. Schlumberger’s equity income from this joint venture, which is recorded one month in arrears, was as follows:

	2007	2006
	(Stated in millions)
Third Quarter	$46	$35
Nine Months	$126	$92

Schlumberger received cash distributions from the joint venture of $40 million in the first nine months of 2007. There were no cash distributions from the joint venture in the first nine months of 2006.

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

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Inventory

A summary of inventory follows:

	Sept. 30 2007	Dec. 31 2006
	(Stated in millions)
Raw materials & field materials	$1,466	$1,186
Work in process	133	127
Finished goods	151	91

	1,750	1,404
Less reserves for obsolescence	166	157

	$1,584	$1,247

7.	Fixed Assets

A summary of fixed assets follows:

	Sept. 30 2007	Dec. 31 2006
	(Stated in millions)
Property plant & equipment	$15,788	$13,912
Less: Accumulated depreciation	9,101	8,336

	$6,687	$5,576

Depreciation and amortization expense relating to fixed assets were as follows:

	2007	2006
	(Stated in millions)
Third Quarter	$396	$307
Nine Months	$1,108	$898

8.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2006	$227
Capitalized in period	194
Charged to cost of goods sold & services	(198)

Balance at September 30, 2007	$223

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	Goodwill

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2007 are as follows:

	Oilfield Services	Western Geco	Total
	(Stated in millions)
Balance at December 31, 2006	$4,049	$940	$4,989
Additions	68	19	87
Other	6	(2)	4

Balance at September 30, 2007	$4,123	$957	$5,080

10.	Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

	Sept. 30, 2007			Dec. 31, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(Stated in millions)
Software	$377	$225	$152	$427	$241	$186
Technology	416	73	343	496	138	358
Customer Relationships	324	28	296	251	12	239
Other	147	29	118	161	36	125

	$1,264	$355	$909	$1,335	$427	$908

Amortization expense charged to income was as follows:

	2007	2006
	(Stated in millions)
Third Quarter	$32	$31
Nine Months	$93	$80

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at September 30, 2007, amortization charged to income for the subsequent five years is estimated to be: remainder of 2007—$31 million; 2008—$116 million; 2009—$95 million; 2010—$84 million; 2011—$79 million and 2012—$77 million.

11.	Stock-Based Compensation

Schlumberger has three types of stock-based compensation programs: stock options, restricted stock and a discounted stock purchase plan (“DSPP”).

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes stock-based compensation expense recognized in income:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
Stock options	$21	$23	$71	$67
Restricted stock	5	4	14	6
DSPP	6	3	17	11

	$32	$30	$102	$84

12.	Income Tax

Pretax book income subject to US and non-US income taxes was as follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
United States	$362	$444	$1,321	$1,125
Outside United States	1,348	873	3,563	2,355

Pretax income	$1,710	$1,317	$4,884	$3,480

The components of net deferred tax assets were as follows:

	Sept. 30 2007	Dec. 31 2006
	(Stated in millions)
Postretirement and other long-term benefits	$340	$394
Current employee benefits	25	31
Fixed assets, inventory and other	162	148
Net operating losses	—	3

	$527	$576

The deferred tax assets relating to net operating losses at both September 30, 2007 and December 31, 2006 are net of valuation allowances in certain countries of $218 million. The deferred tax assets presented above are also net of valuation allowances relating to a capital loss carryforward of $147 million at September 30, 2007 ($151 million at December 31, 2006) which expires in 2009 and 2010, and a foreign tax credit carryforward of $55 million, at both September 30, 2007 and December 31, 2006, which expires in 2009 through 2012.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of consolidated income tax expense were as follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
Current:
United States—Federal	$81	$162	$409	$341
United States—State	14	12	41	29
Outside United States	218	176	622	480

	$313	$350	$1,072	$850

Deferred:
United States—Federal	$28	$(13)	$3	$18
United States—State	1	(4)	8	9
Outside United States	18	(16)	25	(19)
Valuation allowance	(4)	—	(17)	(5)

	$43	$(33)	$19	$3

Consolidated taxes on income	$356	$317	$1,091	$853

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
US federal statutory rate	35%	35%	35%	35%
US state income taxes	1	—	1	1
Non US income taxed at different rates	(13)	(9)	(12)	(9)
Effect of equity method investment	(1)	(1)	(1)	(1)
Domestic production and other deductions/credits	(1)	(1)	(1)	(1)

Effective income tax rate	21%	24%	22%	25%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2002 - 2006
Mexico	2002 - 2006
Russia	2004 - 2006
Saudi Arabia	2001 - 2006
United Kingdom	2004 - 2006
United States	2003 - 2006

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

The Consolidated Balance Sheet includes accruals for estimated future expenditures, relating to contractual obligations associated with business divestitures that have been completed. It is possible that the ultimate expenditures may differ from the amounts recorded. In the opinion of management, such differences are not expected to be material relative to Schlumberger’s consolidated liquidity, financial position or future results of operations.

In July 2007, Schlumberger received an inquiry from the United States Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain freight forwarding and customs clearance services of Panalpina, Inc., and other companies provided to oil and oilfield service companies, including Schlumberger, violated the Foreign Corrupt Practices Act. Schlumberger is cooperating with the DOJ and is conducting its own investigation with respect to these services.

In December 2004, WesternGeco L.L.C. and Schlumberger Technology Corporation received federal grand jury subpoenas issued by the United States District Court for the Southern District of Texas. The subpoenas sought documents relating to possible fraud in obtaining visas for foreign crewmembers working on vessels operating on the Outer Continental Shelf of the Gulf of Mexico. On June 16, 2006, WesternGeco L.L.C. entered into an agreement with the United States Attorney’s Office for the Southern District of Texas resolving the issues raised in the federal investigation. Under the terms of the agreement, WesternGeco L.L.C. accepted responsibility for U.S. visa violations and agreed to pay a monetary penalty of $18 million and reimburse the United States Government for $1.6 million in investigation expenses. Additionally, WesternGeco L.L.C. entered into a twelve-month Deferred Prosecution Agreement (“DPA”), during which time its Gulf of Mexico activities were subject to

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

monitoring by the United States Government. At the conclusion of this twelve-month period on June 16, 2007, WesternGeco L.L.C. was determined to have complied with the terms of the DPA. As a result, the DPA expired and no prosecution arising from the investigation will be brought. Moreover, WesternGeco has developed and implemented a comprehensive visa and immigration compliance program designed to prevent a recurrence of improper visa practices.

Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in any of these matters. However, in the opinion of management, no liability that might ensue would be material in relation to Schlumberger’s consolidated liquidity, financial position or future results of operations.

14.	Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	THIRD QUARTER 2007					THIRD QUARTER 2006 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$1,300	$236	$—	$114	$350	$1,346	$276	$—	$135	$411
Latin America	863	165	—	39	204	629	105	—	25	130
Europe/CIS/Africa	1,693	416	—	79	495	1,326	302	—	57	359
Middle East & Asia	1,227	392	—	46	438	959	278	—	30	308
Elims/Other	46	5	—	13	18	37	3	—	12	15

	5,129	1,214	—	291	1,505	4,297	964	—	259	1,223

WesternGeco	794	228	—	78	306	661	158	—	74	232

Elims & Other	3	(66)	—	(13)	(79)	(3)	(85)	—	(16)	(101)

	$5,926	$1,376	$—	$356		$4,955	$1,037	$—	$317

Interest Income					44					24
Interest Expense (2)					(66)					(61)

					$1,710					$1,317

1.	Effective January 1, 2007, a GeoMarket* that had been included in the Middle East & Asia Area was reassigned to the Europe/CIS/Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.
2.	Excludes interest expense included in the segment results ($2 million in 2007; $1 million in 2006).

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	NINE MONTHS 2007					NINE MONTHS 2006 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$4,012	$809	$—	$389	$1,198	$3,837	$761	$—	$401	$1,162
Latin America	2,352	445	—	101	546	1,889	287	—	67	354
Europe/CIS/Africa	4,824	1,146	—	241	1,387	3,616	750	2	153	905
Middle East & Asia	3,530	1,107	—	132	1,239	2,688	765	—	93	858
Elims/Other	144	9	—	44	53	104	16	—	21	37

	14,862	3,516	—	907	4,423	12,134	2,579	2	735	3,316

WesternGeco	2,165	575	—	213	788	1,754	339	43	168	550

Elims & Other	2	(211)	—	(29)	(240)	(7)	(214)	4	(50)	(260)

	$17,029	$3,880	$—	$1,091		$13,881	$2,704	$49	$853

Interest Income					112					87
Interest Expense (2)					(199)					(167)
Charges and Credits (3)					—					(46)

					$4,884					$3,480

1.	Effective January 1, 2007, a GeoMarket that had been included in the Middle East & Asia Area was reassigned to the Europe/CIS/Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.
2.	Excludes interest expense included in the segment results ($4 million in 2007; $5 million in 2006).
3.	See Note 3 Charges and Credits.

15.	Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger US plans included the following components:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$15	$14	$43	$43
Interest cost on projected benefit obligation	30	27	90	83
Expected return on plan assets	(37)	(35)	(110)	(99)
Amortization of prior service cost	2	2	5	6
Amortization of net loss	8	7	18	20

Net pension cost	$18	$15	$46	$53

During the third quarter of 2007, Schlumberger made contributions of $150 million to its US pension plans.

SCHLUMBERGER LIMITED

(Schlumberger N.V., Incorporated in the Netherlands Antilles)

and Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net pension cost for the Schlumberger UK plan included the following components:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$9	$7	$26	$20
Interest cost on projected benefit obligation	13	10	39	31
Expected return on plan assets	(17)	(13)	(50)	(39)
Amortization of net loss & other	4	4	13	11

Net pension cost	$9	$8	$28	$23

Net postretirement benefit cost for the Schlumberger US plans included the following components:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
Service cost—benefits earned during period	$4	$6	$17	$20
Interest cost on accumulated postretirement benefit obligation	13	11	36	34
Expected return on plan assets	—	—	(1)	—
Amortization of net loss	3	4	9	12
Amortization of prior service cost	(7)	(7)	(21)	(21)

Net postretirement benefit cost	$13	$14	$40	$45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS REVIEW

	Third Quarter			Nine Months
	2007	2006 (1)	% chg	2007	2006 (1)	% chg
	(Stated in millions)
Oilfield Services
Revenue	$5,128	$4,297	19%	$14,862	$12,134	22%
Pretax Operating Income	$1,505	$1,223	23%	$4,424	$3,316	33%
WesternGeco
Revenue	$794	$661	20%	$2,165	$1,754	23%
Pretax Operating Income	$306	$232	32%	$788	$550	43%

1.	Effective January 1, 2007, a GeoMarket that had been included in the Middle East & Asia Area was reassigned to the Europe/CIS/Africa Area. Certain activities have also been reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.

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

Third Quarter 2007 Compared to Third Quarter 2006

Revenue for the third quarter of 2007 was $5.93 billion versus $4.95 billion for the same period last year. Income before income taxes and minority interest was $1.71 billion for the three-month period ending September 30, 2007 compared to $1.32 billion for 2006.

OILFIELD SERVICES

Oilfield Services revenue of $5.13 billion increased 3% sequentially and 19% year-on-year.

Pretax operating income of $1.51 billion was essentially flat sequentially, but increased 23% year-on-year. Sequentially, growth through stronger demand for Well Services and Wireline technologies in Canada; a more favorable activity mix in the Mexico/Central America GeoMarket; higher activity levels and a favorable technology mix in Peru/Colombia/Ecuador; and increased high-margin Drilling & Measurements activity in China/Japan/Korea and Eastern Russia was experienced. However, this growth was offset by the weather-related effects in the US Gulf of Mexico and the pressure-pumping pricing erosion on land in the US. The overall Oilfield Services pretax operating margin was 29.4%, a sequential decrease of 107 basis points.

Year-on-year growth for both revenue and pretax operating income was driven by higher activity in Latin America, followed by the Middle East & Asia and Europe/CIS/Africa Areas. This growth was partially offset by a decline in North America.

North America

Revenue of $1.30 billion decreased 3% sequentially and 3% year-on-year. Pretax operating income of $350 million decreased 16% sequentially and 15% year-on-year.

Sequentially, revenue in the Canada GeoMarket rebounded on the higher rig count led by demand for Well Services and Wireline technologies following the seasonal spring break-up. However, this growth was more than offset by a slowdown in the US Gulf Coast due to operator caution during the hurricane season; lower exploration-driven activity associated with seasonal facilities and rig maintenance in Alaska; and the pricing erosion in pressure-pumping stimulation services in all three US land GeoMarkets.

Year-on-year revenue increases were registered in the US Land Central GeoMarket driven by higher rig count and increased demand for Drilling & Measurements technologies; in US Land North resulting from higher rig count; and in Alaska driven by higher demand for new technology applications. However, these increases were more than offset by a decline in rig count in Canada, lower rig count and operator caution during the hurricane season in the US Gulf Coast, together with lower activity in US Land West.

Pretax operating margin for the Area declined 427 basis points sequentially to 26.9% primarily due to the weather-related effects on activity in the US, particularly in the Gulf of Mexico; lower high-margin exploration activity in Alaska; and the lower pricing environment for pressure-pumping stimulation services in the US land GeoMarkets. In Canada, however, margins grew as a result of improved utilization of people and equipment as activity rebounded.

Pretax operating margin reduced year-on-year by 360 basis points. During the period, an improvement in margins in Alaska was more than offset by a decline in the US land GeoMarkets together with a decline in the US Gulf Coast and in Canada.

Latin America

Revenue of $863 million increased 13% sequentially and 37% year-on-year. Pretax operating income of $204 million increased 14% sequentially and 58% year-on-year.

Sequential revenue growth was primarily driven by a continuing ramp-up in Integrated Project Management (IPM) activity in Mexico/Central America. A higher rig count coupled with stronger demand for Drilling & Measurements, Artificial Lift Systems and Schlumberger Information Solutions technologies in the Peru/Colombia/Ecuador GeoMarket also contributed to growth.

Year-on-year revenue growth in the Area resulted from higher activity in IPM projects in Mexico/Central America, together with higher rig counts in the Peru/Colombia/Ecuador and Venezuela/Trinidad & Tobago GeoMarkets. In addition, Latin America South also contributed to growth through increases in exploration-related activities.

Sequentially, pretax operating margin increased by 10 basis points to 23.7% as a result of an increase in exploration-related higher-margin Drilling & Measurements services in Peru/Colombia/Ecuador and a more favorable activity mix on IPM projects in Mexico/Central America.

Pretax operating margin increased year-on-year by 307 basis points, driven by demand for higher-margin services in Peru/Colombia/Ecuador and Latin America South, and an improved activity mix in the Mexico/Central America and Venezuela/Trinidad & Tobago GeoMarkets.

Europe/CIS/Africa

Revenue of $1.69 billion increased 5% sequentially and 28% year-on-year. Pretax operating income of $495 million increased 7% sequentially and 38% year-on-year.

Sequential revenue growth was driven by seasonally higher activity levels on land and offshore in the East Russia GeoMarket; increased demand for IPM services and for Artificial Lift Systems products in South Russia; higher demand for Drilling & Measurements technologies in North Russia; and the impact of the consolidation of Tyumenpromgeofizika. Increased demand for Well Services and Drilling & Measurements technologies in North Africa; higher demand for Artificial Lift Systems products in Continental Europe; and stronger demand for

Wireline and Well Testing technologies in West and South Africa also contributed to growth. However, this was partially offset by project slowdowns in Nigeria and the Caspian, and by lower activity in Libya.

Year-on-year revenue growth in the Area was driven by higher rig count and increased demand for Well Services and Drilling & Measurements technologies in North Africa; higher demand for Drilling & Measurements technologies in North Russia, increased demand for Artificial Lift Systems products in South Russia together with the impact of the consolidation of Tyumenpromgeofizika. Increased exploration-driven activity in the North Sea, Continental Europe and West and South Africa and higher rig count in Libya also contributed to growth.

The Area pretax operating margin increased by 50 basis points sequentially to reach 29.2% driven primarily by increased demand for higher-margin Well Services and Drilling & Measurements technologies in North Africa and a more favorable activity mix in the Russia GeoMarkets. This performance was partially offset by the project slowdowns in Nigeria and the Caspian and by lower demand for higher-margin Wireline and Drilling & Measurements technologies in Libya.

Pretax operating margin increased year-on-year by 218 basis points as a result of efficiency gains in IPM projects across Russia, demand for higher-margin exploration related services in the North Sea, Continental Europe and West & South Africa GeoMarkets, and a favorable activity mix in North Africa. This increase was partially offset by pricing erosion in Libya.

Middle East & Asia

Revenue of $1.23 billion increased 1% sequentially and 28% year-on-year. Pretax operating income of $438 million increased 2% sequentially and 42% year-on-year.

The sequential growth in revenue resulted from higher activity in the China/Japan/Korea, Indonesia, Australia/Papua New Guinea, India, Brunei/Malaysia/Philippines and Gulf GeoMarkets. This growth was partially offset by lower activity in Qatar and Thailand/Vietnam.

The year-on-year revenue increased from higher demand for Drilling & Measurements and Wireline technologies together with increased Completions and Artificial Lift Systems product sales in Australia/Papua New Guinea; higher land activity in China/Japan/Korea; higher rig count in India; higher rig count and increased demand for Drilling & Measurements technologies in Qatar; and higher demand for Well Testing services in Brunei/Malaysia/Philippines. In addition, revenue increases were also recorded in the East Mediterranean with strong demand for IPM and Wireline technologies, and in the Arabian and Indonesia GeoMarkets driven by higher demand for Well Services technologies.

Pretax operating margin increased by 39 basis points sequentially to 35.7% driven by the activity mix in China/Japan/Korea; increased demand for higher-margin Drilling & Measurements and Well Testing technologies in Australia/Papua New Guinea; and higher demand for Wireline and Well Testing technologies in Brunei/Malaysia/Philippines. This performance was partially offset by the slowdown in the Thailand/Vietnam GeoMarket.

Pretax operating margin increased by 353 basis points year-on-year driven by exploration-related higher-margin activities in the Australia/Papua New Guinea, Eastern Mediterranean and China/Japan/Korea GeoMarkets, an increased demand for high-margin Wireline and Drilling & Measurements technologies in the Gulf and Qatar GeoMarkets, together with an increased demand for high-margin Well Services technologies in Indonesia.

WESTERNGECO

Third-quarter revenue of $794 million increased 19% sequentially and was 20% higher compared to the same period last year. Pretax operating income of $306 million increased 42% sequentially and 32% year-on-year.

Sequentially, Marine revenue increased due to higher vessel utilization following seasonal transits and scheduled dry dock inspections in the prior quarter, full-quarter utilization of the seventh Q* vessel, and improved pricing for conventional and Q-Marine* surveys. Data Processing revenue also increased driven primarily by higher sales in Europe, North America and Asia. These increases were partially offset by lower Multiclient sales while Land activity was flat.

Year-on-year Marine revenue increased primarily due to significantly higher pricing on both Q and conventional surveys. Data Processing revenue increased driven by higher demand and better pricing across all regions. In addition, Land revenue increased due to higher demand in the Middle East, North Africa and Latin America. These increases were partially offset by lower Multiclient sales in North America.

Pretax operating margins increased sequentially by 611 basis points to reach 38.6% driven by higher operating leverage in Marine and higher-margin Data Processing activities.

Increase in pretax income year-on-year was led by higher operating leverage in Marine and increased efficiency in Data Processing. However, these increases were partially offset by lower demand for Multiclient sales while Land activity remained essentially flat.

Nine Months 2007 Compared to Nine Months 2006

Revenue for the nine-month period ended September 30, 2007 was $17.03 billion versus $13.88 billion for the same period last year. Income before income taxes and minority interest was $4.88 billion for the nine-month period ended September 30, 2007 compared to $3.48 billion for the nine-month period ended September 30, 2006. The 2006 results included pretax charges of $46 million. These Charges and Credits are described in detail in Note 3 to the Consolidated Financial Statements.

OILFIELD SERVICES

Nine-month revenue of $14.86 billion increased 22% year-on-year. Pretax operating income of $4.42 billion increased 33% year-on-year. Year-on-year revenue growth was strongest in the Australia/Papua New Guinea, Thailand/Vietnam, Qatar, North Africa, West & South Africa, and East Mediterranean GeoMarkets. In addition, double-digit growth was achieved in all Technologies.

North America

Revenue of $4.01 billion increased 5% year-on-year and pretax operating income of $1.20 billion increased 3% versus the same period last year. Year-on-year growth was driven by a strong exploration season in Alaska, and by increased application of higher-margin Drilling & Measurements technologies and Well Testing services in the deep-water environment of the US Gulf Coast. In addition, US Land North grew on rig count increases promoting robust Wireline open hole and Well Services activities, while growth in US Land Central was driven by an increased volume of horizontal well drilling in unconventional gas plays. This was partially offset by declines in Canada with an extended spring break-up period together with the effect of weak gas prices.

Latin America

Revenue of $2.35 billion was 25% higher year-on-year. Pretax operating income of $546 million increased 54% versus the same period last year. Increases were highest in Venezuela/Trinidad & Tobago with strong demand for Drilling & Measurements technologies, Well Testing services, increased Completion and Artificial Lift product sales, and the recognition of revenues related to the drilling barges projects. Strong growth was also generated in Mexico/Central America with higher demand for Well Services and Drilling & Measurements technologies associated with IPM projects. Peru/Colombia/Ecuador increased on a higher exploration activity together with strong performance on IPM projects and further enhanced by Artificial Lift Systems product sales. Growth in Latin America South was driven by rising offshore exploration activity in Brazil.

Europe/CIS/Africa

Revenue of $4.82 billion increased 33% year-on-year. Pretax operating income of $1.39 billion increased 53% year-on-year. Growth in the Area was driven by rising offshore activity with higher application of premium technologies in North Africa; higher rig count and improved activity mix together with pricing gains in West & South Africa; increased exploration activity in Continental Europe; and higher IPM activity across Russia together with the impact of the consolidation of Tyumenpromgeofizika. In addition, growth was also recorded in the North Sea and Nigeria GeoMarkets. Year-on-year double-digit growth was achieved across all Technologies.

Middle East & Asia

Revenue of $3.53 billion was 31% higher year-on-year. Pretax operating income of $1.24 billion was 45% higher versus the same period last year. Growth in the Area resulted from higher activity, an improved technology mix together with higher Completions product sales in Australia/Papua New Guinea; exploration-driven demand for services in Thailand/Vietnam and Qatar; higher demand for Well Services and Wireline technologies in East Mediterranean; and increased rig count together with higher demand for Drilling & Measurements services and Completions systems product sales in India. In addition, higher rig count together with stronger demand for Artificial Lift Systems and Completions products in the Arabian GeoMarket together with exploration-driven activity growth in China/Japan/Korea and the Gulf GeoMarkets contributed to this growth. Across the Area, all Technologies recorded double digit growth.

WESTERNGECO

Nine-month revenue of $2.17 billion was 23% higher compared to the same period last year. Pretax income of $788 million increased 43% year-on-year. Growth was driven primarily by higher conventional and Q-Marine pricing and by the addition of the seventh Q vessel, higher Multiclient sales predominantly in North America together with higher pricing and increased demand for Data Processing services.

Interest & Other Income

Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2007 and 2006:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
Interest income	$44	$25	$114	$90
Equity in net earnings of affiliated companies	64	46	175	119
Loss on liquidation of investment to fund the WesternGeco transaction (1)	—	—	—	(9)

	$108	$71	$289	$200

1.	Refer to Note 3 to the Consolidated Financial Statements for details.

Interest Income

Interest income increased $19 million in the third quarter of 2007 as compared to the third quarter of 2006 and by $24 million for the nine months ended September 30, 2007 as compared to the same period last year. These increases were primarily attributable to increases in the average investment balances year-on-year.

Equity in Net Earnings of Affiliated Companies

The increase in net earnings of affiliated companies is primarily due to the results of the drilling fluids joint venture that Schlumberger operates with Smith International, Inc.

Interest Expense

Interest expense of $69 million in the third quarter of 2007 increased by $6 million compared to the same period last year and by $31 million in the first nine months of 2007 compared to the same period last year. The increases were primarily attributable to the increases in the average debt balance year-on-year.

Other

Gross margin was 34.1% and 32.2% in the third quarter of 2007 and 2006, respectively, and 33.9% and 30.8% in the nine-month periods ended September 30, 2007 and 2006, respectively. The increase in gross margin was driven by higher overall activity, a favorable technology mix and efficiency gains in Oilfield Services, together with higher Marine pricing and utilization in WesternGeco.

As a percentage of revenue, research & engineering, marketing and general & administrative expenses for the third quarter and nine months ended September 30, 2007 and 2006 were as follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
Research & engineering	3.2%	3.0%	3.1%	3.2%
Marketing	0.4%	0.4%	0.3%	0.4%
General & administrative	2.3%	2.4%	2.2%	2.3%

Research and engineering expenditures, by business segment for the third quarter and nine months ended September 30, 2007 and 2006, were as follows:

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Stated in millions)
Oilfield Services	$151	$128	$429	$368
WesternGeco	36	20	91	51
Other	3	2	12	31

	$190	$150	$532	$450

The effective tax rate in the third quarter of 2007 was 20.8% compared to 24.1% in the third quarter of 2006. The effective tax rate for the nine months ended September 30, 2007 was 22.3% compared to 24.5% in the same period of 2006. The decreases in the effective tax rate compared to prior year periods were primarily attributable to the geographic mix of earnings. Both Oilfield Services and WesternGeco had a lower proportion of pretax earnings in North America. Outside North America, various GeoMarkets with lower tax rates contributed a greater percentage to pretax earnings.

Minority Interest

Minority interest decreased in 2007 compared to 2006 reflecting the acquisition, on April 28, 2006, of the 30% minority interest in WesternGeco from Baker Hughes Incorporated.

Stock-Based Compensation

Stock-based compensation expense was $32 million in the third quarter of 2007 compared to $30 million in the third quarter of the prior year, and $102 million for the nine months ended September 30, 2007 compared to $84 million for the nine months ended September 30, 2006. Total stock-based compensation expense for all of fiscal 2006 was $114 million, and it is currently estimated to be $135 million in 2007.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness. Details of Net Debt follow:

	Sept. 30 2007	Sept. 30 2006
	(Stated in millions)
Net Debt, beginning of period	$(2,834)	$(532)
Net income	3,793	2,579
Charges and credits, net of tax	—	43
Excess of equity income over dividends received	(128)	(119)
Depreciation and amortization (1)	1,400	1,122
Increase in working capital	(856)	(476)
US pension plan contributions	(150)	(203)
Capital expenditures (1)	(2,207)	(1,741)
Proceeds from employee stock plans	521	346
Stock repurchase program	(798)	(949)
Dividends paid	(562)	(420)
Acquisition of minority interest in WesternGeco	—	(2,406)
Other business acquisitions and related payments	(196)	(331)
Conversion of debentures	490	—
Distribution to joint venture partner	—	(60)
Translation effect on Net Debt	(92)	(54)
Other	(64)	31

Net Debt, end of period	$(1,683)	$(3,170)

(1)	Includes Multiclient seismic data costs.

Components of Net Debt	Sept. 30 2007	Sept. 30 2006	Dec. 31 2006
	(Stated in millions)
Cash and short-term investments	$3,238	$1,901	$2,999
Fixed income investments, held to maturity	383	95	153
Bank loans and current portion of long-term debt	(771)	(1,235)	(1,322)
Convertible debentures	(934)	(1,425)	(1,425)
Other long-term debt	(3,599)	(2,506)	(3,239)

	$(1,683)	$(3,170)	$(2,834)

During the first nine months of 2007, $483 million of the $975 million 1.5% Series A Convertible Debentures due June 1, 2023 were converted by holders into approximately 13 million shares of Schlumberger common stock and $7 million of the $450 million 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into approximately 175,000 shares of Schlumberger common stock.

During the first nine months of 2007, cash provided by operations was $4.11 billion, as net income plus non-cash items were partially offset by an increase in working capital requirements. Cash used by investing activities was $3.05 billion due mainly to the purchase of fixed assets ($2.01 billion). Cash used by financing activities was

$1.07 billion as the net repayments of debt ($308 million), payment of dividends to shareholders ($562 million) and stock repurchase program ($798 million) were partially offset by the proceeds from employee stock plans ($521 million).

On April 28, 2006, Schlumberger acquired the 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Approximately 50% of the purchase price was funded from Schlumberger cash and investments. The remaining 50% was financed through existing Schlumberger credit facilities.

During the first nine months of 2006, cash provided by operations was $3.12 billion, as net income, depreciation/amortization and deferred income taxes were partially offset by increases in customer receivables and a decrease in accounts payable and accrued liabilities, which included a US pension funding contribution of $203 million. Cash used by investing activities of $2.79 billion primarily was due to capital expenditures ($1.62 billion), the acquisition of the 30% minority interest in WesternGeco ($2.40 billion) and the sales of investments ($1.84 billion). Cash used in financing activities was $369 million as the payment of dividends to shareholders ($420 million) and stock repurchase plan ($949 million) were only partially offset by the proceeds from employee stock plans ($346 million).

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain forward-looking statements within the meaning of the federal security laws, which include any statements that are not historical facts, such as our expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; operating and capital expenditures by Schlumberger and the oil and gas industry; the Schlumberger effective tax rate; the business strategies of Schlumberger customers; stock-based compensation expense; the Schlumberger stock repurchase program; and future results of operations. These statements involve risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other factors detailed in our most recent Form10-K, this Form 10-Q and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2006. Schlumberger’s exposure to market risk has not changed materially since December 31, 2006.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Schlumberger management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures, as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Schlumberger’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by Schlumberger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

* Mark of Schlumberger

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information with respect to Item 1 is set forth under Note 13 Contingencies to the Consolidated Financial Statements.

Item 1A.	Risk Factors

We urge you to carefully consider the risks described below and in the information contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other reports and materials that we file with the Securities and Exchange Commission. If any of the risks described were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business and operations.

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

Our non-United States operations accounted for approximately 75% of our consolidated revenue in the first nine months of 2007 and 73% for the same period in 2006. Operations in countries other than the United States are subject to various risks, including:

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

We are also subject to risks related to investment in our stock in connection with certain US state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market for our common stock.

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

If we are unable to develop and produce competitive technology or deliver it to our clients in the form of services and products in a timely and cost-competitive manner in the various markets we serve, it could materially reduce our operating revenue and net income.

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

Severe weather conditions may affect our operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2007, Schlumberger issued 2,404,551 shares of its common stock upon conversion by holders of $87 million aggregate principal amount of its 1.5% Series A Convertible Debentures due June 1, 2023 and 174,625 shares of its common stock upon conversion by holders of $7 million aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of Schlumberger common stock to be acquired in the open market before April 2010, subject to market conditions.

The following table sets forth certain information with respect to the Schlumberger common stock repurchase program activity for the three months ended September 30, 2007.

	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
	(Stated in thousands except per share amounts)
July 1 through July 31, 2007	1,037.2	$90.10	1,037.2	18,018.2
August 1 through August 31, 2007	1,148.3	$91.18	1,148.3	16,869.9
September 1 through September 30, 2007	945.5	$100.45	945.5	15,924.4

	3,131.0	$93.62	3,131.0

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

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

SCHLUMBERGER LIMITED (Registrant)

Date: October 24, 2007	/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer and Duly Authorized Signatory