Form 10-K
period 2007-12-31
SCHLUMBERGER LTD /NV/
filed 2008-02-13
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-4601

Schlumberger N.V. (Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Netherlands Antilles	52-0684746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5599 San Felipe, 17th Floor Houston, Texas, United States of America	77056

42, rue Saint-Dominique Paris, France	75007

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:

(713) 513-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris The London Stock Exchange SWX Swiss Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

As of June 30, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $98.3 billion.

As of January 31, 2008, the number of shares of common stock outstanding was 1,197,711,334.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated herein by reference into Part III of this Form 10-K to the extent described therein: Definitive Proxy Statement relating to Schlumberger’s 2008 Annual General Meeting of Stockholders (“Proxy Statement”).

SCHLUMBERGER LIMITED

Form 10-K

Part I, Item 1

PART I

Item 1.    Business.

All references in this report to “Registrant”, “Company”, “Schlumberger”, “we” or “our” refer to Schlumberger Limited and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading oilfield services company, supplying technology, project management and information solutions that optimize performance in the oil and gas industry. As of December 31, 2007, the Company employed approximately 80,000 people of over 140 nationalities operating in approximately 80 countries. Schlumberger has principal executive offices in Houston, Paris, and The Hague and consists of two business segments – Schlumberger Oilfield Services and WesternGeco. Schlumberger Oilfield Services is the world’s largest oilfield services company supplying a wide range of technology services and solutions to the international petroleum industry. WesternGeco is the world’s most technologically advanced surface seismic company.

Schlumberger Oilfield Services is the world’s leading provider of technology, project management and information solutions to the international oil and gas exploration and production industry. Schlumberger Oilfield Services manages its business through 31 GeoMarket* regions, which are grouped into four geographic areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions.

Schlumberger invented wireline logging as a technique for obtaining downhole data in oil and gas wells. Today, Schlumberger Oilfield Services operates in each of the major oilfield service markets, providing services that cover the entire life cycle of the reservoir. These services, in which Schlumberger holds a number of market leading positions, are organized into a number of technology-based product and service lines, or Technologies, to capitalize on technical synergies and introduce innovative solutions within the GeoMarket regions. The Technologies are also responsible for overseeing operational processes, resource allocation, personnel and quality, health, safety and environmental matters in the GeoMarket.

The Technologies are:

•

Wireline – provides the information necessary to evaluate the subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production. Wireline offers both open-hole and cased-hole services.

•	Drilling & Measurements – supplies directional-drilling, measurement-while-drilling and logging-while-drilling services for all well profiles.

•	Well Testing – provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. The Technology also provides tubing-conveyed perforating services.

•

Well Services – provides services used during oil and gas well drilling and completion as well as those used to maintain optimal production throughout the life of a well. The services include pressure pumping, well cementing and stimulation operations as well as intervention activities. The Technology also develops coiled-tubing equipment and services.

•	Completions – supplies well completion services and equipment that include gas-lift and safety valves as well as a range of intelligent well completions technology and equipment.

•	Artificial Lift – provides production optimization services using electrical submersible pumps and associated equipment.

Part I, Item 1

•

Data & Consulting Services – supplies interpretation and integration of all exploration and production data types, as well as expert consulting services for reservoir characterization, production enhancement, field development planning and multi-disciplinary reservoir and production solutions.

•	Schlumberger Information Solutions – provides consulting, software, information management and IT infrastructure products and services that support core oil and gas industry operational processes.

One other service line, Integrated Project Management (IPM), provides consulting, project management and engineering services for use in well construction and production management projects to leverage Schlumberger technology expertise.

Supporting the Technologies are 20 research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.

Schlumberger Oilfield Services uses its own personnel to market its products and services. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service, and price differentiation are the principal methods of competition, which varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, well testing, measurement-while-drilling, logging-while-drilling and directional-drilling services, as well as fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger offerings are non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

Schlumberger is a 40% owner in M-I Drilling Fluids—a joint venture with Smith International—which offers the drilling and completion fluids used to stabilize subsurface rock strata during the drilling process and minimize formation damage during completion and workover operations.

WesternGeco, the world’s most technologically advanced seismic company, provides comprehensive reservoir imaging, monitoring and development services with the most extensive seismic crews and data processing centers in the industry as well as a leading multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. WesternGeco benefits from full access to the Schlumberger research, development and technology organization and shares similar business risks, opportunities for growth, principal methods of competition and means of marketing as Schlumberger Oilfield Services. Seismic solutions include proprietary Q* technology for enhanced reservoir description, characterization and monitoring throughout the life of the field—from exploration through enhanced recovery. Other WesternGeco solutions include development of controlled-source electromagnetic and magneto-telluric surveys and their integration with seismic data.

Positioned for meeting a full range of customer needs in land, marine and shallow-water transition-zone services, WesternGeco offers a wide scope of technologies and services:

•	Land Seismic – provides comprehensive resources for seismic data acquisition on land and across shallow-water transition zones.

•

Marine Seismic – provides industry-standard marine seismic acquisition and processing systems as well as a unique industry-leading, fully calibrated single-sensor marine seismic system that delivers the seismic technology needed for new-generation reservoir management.

•	Multiclient Services – supplies high-quality seismic data from the multiclient library, including industry-leading Q technology data.

Part I, Item 1

•	Reservoir Services – provides people, tools and technology to help customers capture the benefits of a completely integrated approach to locating, defining and monitoring the reservoir.

•	Data Processing – offers extensive seismic data processing centers for complex data processing projects.

•	Electromagnetics – provides controlled-source electromagnetic and magneto-telluric data acquisition and processing.

Acquisitions

Information about acquisitions made by Schlumberger appears in Note 4 of the Consolidated Financial Statements.

GENERAL

Research Centers

Research to support the engineering and development efforts of Schlumberger activities is principally conducted at Cambridge, Massachusetts, United States; Cambridge, England; Stavanger, Norway; Moscow, Russia; and Dhahran, Saudi Arabia.

Patents

While Schlumberger seeks and holds numerous patents covering various products and processes, no particular patent or group of patents is considered material to Schlumberger’s business.

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

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no significant backlog due to the nature of its business. The WesternGeco backlog at December 31, 2007 was $1.2 billion (2006: $1.1 billion), the majority of which is expected to be realized in 2008.

Government Contracts

No material portion of Schlumberger’s business is subject to renegotiation of profits or termination of contracts by the United States or other governments.

Employees

As of December 31, 2007, Schlumberger had approximately 80,000 employees.

Financial Information

Financial information by business segment for the years ended December 31, 2007, 2006 and 2005 is provided in Note 18 of the Consolidated Financial Statements.

Part I, Item 1, 1A

Available Information

Schlumberger’s Internet website can be found at www.slb.com. Schlumberger makes available free of charge on or through its Internet website at www.slb.com/ir access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, its proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

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

Any stockholder wishing to receive, without charge, a copy of any of the SEC filings or corporate governance materials should write to the Secretary, Schlumberger Limited, 5599 San Felipe, 17th Floor, Houston, Texas 77056, USA.

Schlumberger has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Report. In 2007, Schlumberger submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. In 2008, Schlumberger expects to submit this certification to the NYSE after the 2008 Annual General Meeting of Stockholders.

The information on our website or any other website is not incorporated by reference in this Report and should not be considered part of this Report or any other filing we make with the SEC.

Item 1A.    Risk Factors.

The following discussion of risk factors contains “forward-looking statements,” as discussed immediately following Item 7A. of this Report. These risk factors may be important to understanding any statement in this Report or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and related notes incorporated by reference in this Report.

We urge you to carefully consider the risks described below, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Report. If any of the risks described below or elsewhere in this Report were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business and operations.

Demand for the majority of our oilfield services is substantially dependent on the level of expenditures by the oil and gas industry. A substantial or an extended decline in oil or gas prices could result in lower expenditures by the oil and gas industry and reduce our operating revenue.

Part I, Item 1A

Demand for the majority of our oilfield services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. Oil and gas prices have historically been volatile and are affected by numerous factors, including:

•	demand for energy, which is affected by worldwide population growth, economic development and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and gas production by non-OPEC countries;

•	political and economic uncertainty and socio-political unrest;

•	the level of worldwide oil exploration and production activity;

•	the cost of exploring for, producing and delivering oil and gas;

•	technological advances affecting energy consumption; and

•	weather conditions.

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

Our non-United States operations accounted for approximately 76% of our consolidated revenue in 2007, 73% in 2006 and 75% in 2005. Operations in countries other than the United States are subject to various risks, including:

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

Part I, Item 1A

If any of the risks described above materialize, it could reduce our earnings and our cash available for operations.

We are also subject to risks related to investment in our common stock in connection with certain US state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market for our common stock.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives, environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

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

Certain equipment used in the delivery of oilfield services, such as directional drilling equipment, perforating systems, subsea completion equipment, radioactive materials and explosives and well completion systems, are used in hostile environments, such as exploration, development and production applications. An accident or a failure of a product could cause personal injury, loss of life, damage to property, equipment or the environment, and suspension of operations. Our insurance may not adequately protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could reduce our earnings and our cash available for operations.

If we are unable to maintain technology leadership in the form of services and products, this could affect any competitive advantage we hold.

If we are unable to develop and produce competitive technology or deliver them to our clients in the form of services and products in a timely and cost-competitive manner in the various markets we serve, it could materially reduce our operating revenue and net income.

Part I, Item 1A, 1B, 2

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

Our business may be materially affected by severe weather conditions in areas where we operate. This may entail the evacuation of personnel and stoppage of services. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of activities until the platforms or structures have been repaired. Any of these events may have a material adverse effect on our operating revenue.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

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

Outside the United States the principal owned or leased facilities of Oilfield Services are located in Beijing, China; Clamart and Abberville, France; Fuchinobe, Japan; Oslo, Norway; Singapore; Abingdon, Cambridge and Stonehouse, United Kingdom and Novosibirsk, Russia.

Within the United States, the principal owned or leased facilities of Oilfield Services are located in Boston, Massachusetts; and Houston, Rosharon, and Sugar Land, Texas; and Lawrence, Kansas.

Part I, Item 2, 3, 4

The principal owned or leased facilities of WesternGeco are located in Bergen and Oslo, Norway; Gatwick, United Kingdom; Houston, Texas, United States; and Mumbai, India.

Item 3.    Legal Proceedings.

The information with respect to Item 3 is set forth in Note 17 of the Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Schlumberger’s security holders during the fourth quarter of the fiscal year covered by this Report.

Part I, Item 4

Executive Officers of Schlumberger

Information with respect to the executive officers of Schlumberger and their ages as of February 13, 2008 is set forth below. The positions for each executive officer have been held for at least five years, except where stated.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	61	Chairman and Chief Executive Officer, since February 2003.

Simon Ayat	53	Executive Vice President and Chief Financial Officer, since March 2007; Vice President Treasurer, February 2005 to March 2007; and Vice President, Controller and Business Processes, December 2002 to February 2005.

Chakib Sbiti	53	Executive Vice President, since February 2003.

Dalton Boutte	53	Executive Vice President, since February 2004; and President WesternGeco, since January 2003.

Ellen Summer	61	Secretary and General Counsel, since March 2002.

Ashok Belani	49	Vice President and Chief Technology Officer, since April 2006; Senior Advisor, Technology, January 2006 to April 2006; Director, President and Chief Executive Officer NPTest, May 2002 to December 2005.

Mark Corrigan	49	Vice President Operations Oilfield Services, since April 2006; President, Well Services, February 2003 to April 2006.

Mark Danton	51	Vice President - Director of Taxes, since January 1999.

Howard Guild	36	Chief Accounting Officer, since July 2005; Director of Financial Reporting, October 2004 to July 2005; and Senior Manager, PricewaterhouseCoopers LLP, July 2001 to October 2004.

Paal Kibsgaard	40	Vice President Engineering, Manufacturing and Sustaining, since November 2007; Vice President Personnel, April 2006 to November 2007; and President, Drilling and Measurements, January 2003 to April 2006.

Catherine MacGregor	35	Vice President Personnel since November 2007; Director of Personnel, Oilfield Services, January 2007 to November 2007; Operations Manager, BMP Drilling & Measurements, August 2005 to January 2007; Management Development Champion, Oilfield Services, September 2004 to August 2005; and DVD Product Champion, Drilling & Measurements, July 2002 to March 2004.

Rodney Nelson	49	Vice President Communications, since October 2007; VP Innovation and Collaboration, July 2006 to October 2007; VP Strategic Marketing, July 2004 to July 2006; and VP Marketing Oilfield Services, February 2003 to July 2004.

H. Sola Oyinlola	52	Vice President Treasurer, since March 2007; Deputy Treasurer, July 2006 to March 2007; and Oilfield Services GeoMarket General Manager, Nigeria, April 2001 to July 2006.

Malcolm Theobald	46	Vice President Investor Relations, since June 2007; and Global Account Director, September 2001 to June 2007

Sophie Zurquiyah-Rousset	41	Chief Information Officer, since December 2006; Director of Personnel, Oilfield Services, April 2005 to December 2006; and Oilfield Services GeoMarket Manager, Latin America South, February 2003 to April 2005.

Part II, Item 5

PART II

Item 5.	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of January 31, 2008, there were 1,197,711,334 shares of common stock of Schlumberger outstanding, exclusive of 136,500,830 shares held in treasury, and approximately 18,750 stockholders of record. The principal United States market for Schlumberger’s common stock is the NYSE, where it is traded under the symbol “SLB”.

Schlumberger’s common stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SWX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2007 and 2006, were:

	Price Range		Dividends Declared
	High	Low
2007
QUARTERS
First	$71.170	$55.680	$0.1750
Second	89.200	68.250	0.1750
Third	108.750	81.260	0.1750
Fourth	114.840	87.420	0.1750
2006
QUARTERS
First	$65.875	$49.200	$0.1250
Second	74.750	54.000	0.1250
Third	68.550	54.730	0.1250
Fourth	69.300	56.850	0.1250

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to the ownership of such shares.

On January 17, 2008, Schlumberger Limited announced that its Board of Directors had approved a 20% increase in the quarterly dividend, to $0.21 per share. The increase is effective commencing with the dividend payable on April 4, 2008 to stockholders of record on February 20, 2008.

Part II, Item 5

The following graph compares the yearly percentage change in the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the cumulative total return on Value Line’s Oilfield Services Industry Group over the preceding five-year period ending on December 31, 2007. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Assumes $100 invested on December 31, 2002 in Schlumberger Limited stock, in the S&P 500 Index and in Value Line’s Oilfield Services Industry Index. Reflects reinvestment of dividends on the last day of the month of payment and annual reweighting of the Industry Peer Index portfolio.

Part II, Item 5

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger Limited approved a share repurchase program of up to 40 million shares of common stock to be acquired in the open market before April 2010, subject to market conditions.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2007.

(Stated in thousands except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program

October 1 through October 31, 2007	1,409.1	$102.11	1,409.1	14,515.3
November 1 through November 30, 2007	2,966.6	$93.48	2,966.6	11,548.7
December 1 through December 31, 2007	1,448.7	$93.87	1,448.7	10,100.0

	5,824.4	$95.67	5,824.4

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2007, Schlumberger issued 3,821,391 shares of its common stock upon conversion by holders of $138 million aggregate principal amount of its 1.5% Series A Convertible Debentures due June 1, 2023, and 677,950 shares of its common stock upon conversion by holders of $27 million aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Part II, Item 6

Item 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data,” both contained in this Report:

(Stated in millions except per share and employee data)

Year Ended December 31,	2007	2006	2005	2004	2003

SUMMARY OF OPERATIONS
Revenue:
Oilfield Services	$20,306	$16,762	$12,647	$10,236	$8,823
WesternGeco	2,963	2,476	1,663	1,241	1,183
Eliminations and other	8	(8)	(1)	3	11

Total revenue	$23,277	$19,230	$14,309	$11,480	$10,017

% increase over prior year	21%	34%	25%	15%	4%
Pretax Segment income:
Oilfield Services	$5,959	$4,644	$2,827	$1,802	$1,537
WesternGeco	1,060	812	295	123	(20)
Eliminations and other	(312)	(346)	(233)	(208)	(142)

Pretax Segment income	$6,707	$5,110	$2,889	$1,717	$1,375

% increase over prior year	31%	77%	68%	25%	11%
Interest income[1]	160	113	98	54	49
Interest expense[1]	268	229	187	201	329
Charges (credits), net[2]	(25)	46	(172)	243	638
Taxes on income[2]	1,448	1,190	682	277	210
Minority interest[2]	–	(49)	(91)	(36)	151

Income from Continuing Operations[3]	$5,177	$3,710	$2,199	$1,014	$398
Income (loss) from Discontinued Operations	–	–	8	210	(15)

Net Income	$5,177	$3,710	$2,207	$1,224	$383

Basic earnings per share
Income from Continuing Operations	$4.36	$3.14	$1.87	$0.86	$0.34
Income (loss) from Discontinued operations	–	–	0.01	0.18	(0.01)

Net Income per share[3]	$4.36	$3.14	$1.87	$1.04	$0.33

Diluted earnings per share
Income from Continuing Operations	$4.20	$3.01	$1.81	$0.85	$0.34
Income (loss) from Discontinued Operations	–	–	0.01	0.17	(0.01)

Net Income per share	$4.20	$3.01	$1.82	$1.02	$0.33

Cash dividends declared per share	$0.700	$0.500	$0.420	$0.375	$0.375

Part II, Item 6

(Stated in millions except number of employees)

Year Ended December 31,	2007	2006	2005	2004	2003

SUMMARY OF FINANCIAL DATA
Fixed asset additions	$2,931	$2,457	$1,593	$1,216	$872

Depreciation expense	$1,526	$1,232	$1,092	$1,007	$1,016

Avg. number of shares outstanding:
Basic	1,188	1,182	1,179	1,178	1,168

Assuming dilution	1,239	1,242	1,230	1,226	1,173

AT DECEMBER 31
Net Debt [4]	$1,857	$2,834	$532	$1,459	$4,176

Working capital	$3,551	$2,731	$3,121	$2,359	$3,574

Total assets	$27,853	$22,832	$18,077	$16,001	$20,041

Long-term debt	$3,794	$4,664	$3,591	$3,944	$6,097

Stockholders’ equity	$14,876	$10,420	$7,592	$6,117	$5,881

Number of employees continuing operations	80,000	70,000	60,000	52,500	51,000

1.	Excludes amounts which are either included in the segments or Charges and Credits.
2.	For details of Charges and Credits and the related income taxes and minority interest, see Note 3 of the Consolidated Financial Statements.
3.	Amounts may not add due to rounding.
4.	“Net Debt” represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Part II, Item 7

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Report.

Executive Overview

Oil markets exhibited considerable variation in 2007. The OPEC production cuts of November 2006 that provoked the recovery in the price per barrel entering the winter period in the Northern Hemisphere were overweighed by mild early winter weather conditions that lead to WTI (West Texas Intermediate) falling to the year low of $50.50-per-barrel by mid-January. However, price for WTI ending the year within striking distance of $100-per-barrel. Market fundamentals supported this upwards trend as evidenced by the need for an OPEC production increase in September and by the reduction in the days of forward cover of OECD (Organization for Economic Co-operation and Development) oil stocks which had fallen below 53 days by the end of year. Spare production margins remained narrow, driven by geopolitical events and inherent production decline, while non-OPEC production levels continued to be revised downwards as project delays added further uncertainty to performance.

In natural gas markets, the weak prices seen at the beginning of 2007 strengthened significantly as colder weather drove demand in North America. The region’s gas supply results from four separate components that include domestic production, LNG (Liquefied Natural Gas) imports, Canadian exports to the US, and US exports to Mexico. Changes in any of these affect overall supply and during the year higher production and higher imports, particularly of LNG, led to above-average levels of natural-gas storage in the US with consequent weaker commodity pricing later in the year.

Maintaining the production base for both oil and natural gas continues to face challenges. In both cases, the aging of reservoirs that have been in production for many decades gives rise to increasing production decline rates that require constant stemming, while weak reserves replacement ratios and heightened resource nationalism dictate that exploration for new hydrocarbon deposits—in increasingly more remote areas and complex geologies—must increase.

Within this context, Schlumberger revenue in 2007 grew by 21%, driven by strong demand for oilfield services, particularly overseas. Year-on-year growth rates reached 31% in Middle East & Asia, 30% in Europe/CIS/Africa and 29% in Latin America. In North America however, revenue was essentially flat relative to 2006. All Oilfield Services Technologies showed double-digit improvement, with Drilling & Measurements, Well Testing and Integrated Project Management recording the highest overall growth rates year-on-year.

The business pattern that emerged in 2007—with significant differences in growth inside and outside North America—marked a change in the oil and gas industry growth cycle. There were two reasons for this. North American activity is largely driven by natural gas exploration and production and the number of active drilling rigs proved sufficient to maintain satisfactory levels of production—at least in the short term. In addition, the strong international growth was mainly directed to oil and primarily land-based as the available offshore rig fleet reached full utilization—particularly in deep water.

New Schlumberger products and services contributed to growth in 2007. In line with the need for improved well performance for example, particularly through stimulation of natural gas wells, Schlumberger introduced the Contact* family of staged fracturing and completion services early in the year. These services penetrated a number of key markets with a broad range of efficient and effective stimulation technologies. In North America, Contact services demonstrated their ability to place fracture treatments more accurately while stimulating multiple productive sands in a single operation to increase production and lower cost. Contact technologies were also demonstrated and deployed in Gabon, Kuwait and Saudi Arabia, with significant production improvements in every case.

Part II, Item 7

Within this landscape, Schlumberger made further progress in areas where competitive advantage exists in technology and business model. In Russia, Schlumberger further expanded operations through the acquisition of TyumenPromGeofizika, a West Siberian wireline logging company. Elsewhere in Siberia, manufacturing activities increased as Wireline and Well Services began assembly of perforating and pumping equipment in Tyumen. Research and engineering activity accelerated with the opening of the new Moscow research center and the extension of the engineering center in Novosibirsk. And to address the needs of the increased staff in Russia, the Siberian Training Center partially opened for a number of training courses at the end of the year with full operation expected early in 2008.

Russia also benefited from expanding take-up of Integrated Project Management services in Siberia. Similar operations began in other GeoMarket regions in Europe/CIS/Africa, and there was further strong growth in the well construction businesses in Latin America, where a new phase of deeper, hotter and more complex operations started in Mexico. These events are consistent with our goal of growing project management services at a much higher rate than the rest of the business.

Growth at WesternGeco, where full-year 2007 revenue increased by 20% over 2006, matched the overall trend set by Oilfield Services. This was driven by demand for marine seismic and multiclient data sales while Q-Technology* revenue increased again to a new high of $1.14 billion, up 57% versus 2006. Vessel utilization for the year reached 93%, with half of the marine fleet now equipped with Q-Technology systems. The strength of the seismic market, particularly in marine services, led us to review our long-term plans for the fleet, resulting in the acquisition of Eastern Echo in November. The six new high-performance, high-capacity vessels on order are ideally suited to the exploration and development markets of the future, and all six will be fitted with Q-Technology equipment.

In addition to the acquisitions of TyumenPromGeofizika and Eastern Echo, technology-based growth was furthered through a number of smaller acquisitions made during the year. These included Insensys Oil & Gas fiber-optic technology for the expanding subsea market, VIPS reservoir software and interpretation expertise to accelerate Schlumberger strength in geomechanics, InnerLogix information management technology for data quality improvement and Geosystem electromagnetic technology to expand WesternGeco electromagnetics solutions. The technology portfolio was also boosted by the acquisition of a further 5.5% share in Framo Engineering AS to take the Schlumberger holding to a majority 52.75%. Framo is a Norwegian-based company providing multiphase booster pumps, flow metering equipment and swivel stack systems. We will begin consolidating the results of Framo in the first quarter of 2008.

In early 2007, we reiterated our view that while Schlumberger would continue to see high growth through the end of the present decade, growth rates would ultimately slow from the breakneck pace of the earlier part of 2006. Strong growth was indeed seen in 2007, but the shorter-term outlook for 2008 has become more complex, with several factors set to influence the business in the coming year. On the positive side, growth in land activity outside North America will remain strong, and seismic exploration services worldwide will remain in high demand on land and offshore as the industry gears up for an expanded exploration phase. However, in North America we do not expect levels of natural gas drilling to vary greatly in the absence of severe winter weather. Overall growth will also be restricted by the high utilization of the existing offshore rig fleet and the fact that only limited new builds will enter the market over the next 12 months. This will make activity vulnerable to operating efficiency.

Maintaining and increasing the production base for both oil and natural gas will continue to be challenging. The aging of reservoirs that have been in production for many decades requires high levels of activity in order to stem decline, while weak reserves replacement ratios and heightened resource nationalism dictate that exploration for new hydrocarbon deposits—in ever more remote areas and complex geologies—must increase.

In the longer term, current levels of drilling are insufficient to meaningfully slow decline rates, improve reservoir recovery or add sufficient new production capacity. The explosion in exploration licenses awarded in the last three years, the continual expansion of the number of new offshore rigs being ordered for delivery

Part II, Item 7

through and beyond the end of the decade, and the industry-wide, as well as our own plans to increase both capital expenditure and research and development spending, are clear indicators of future growth.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in millions)
	Total Year 2007	Total Year 2006(1)	% Change	Total Year 2006(1)	Total Year 2005(1)	% Change
OILFIELD SERVICES
Revenue	$20,306	$16,762	21%	$16,762	$12,647	33%
Pretax Operating Income	$5,959	$4,644	28%	$4,644	$2,827	64%

WESTERNGECO
Revenue	$2,963	$2,476	20%	$2,476	$1,663	49%
Pretax Operating Income	$1,060	$812	31%	$812	$295	176%

	Fourth Qtr. 2007	Third Qtr. 2007	% change
OILFIELD SERVICES
Revenue	$5,445	$5,128	6%
Pretax Operating Income	$1,535	$1,505	2%

WESTERNGECO
Revenue	$798	$794	1%
Pretax Operating Income	$272	$306	(11)%

1.	Effective January 1, 2007, a GeoMarket that had been included in the Middle East & Asia Area was reassigned to the European/CIS/Africa Area. Certain activities were also reallocated between Oilfield Services and WesternGeco. Prior period data has been reclassified to conform to the current organizational structure.

Pretax operating income represents the business segments’ income before taxes and minority interest. Pretax operating income excludes corporate expenses, interest income, interest expense, amortization of certain intangibles, interest, stock-based compensation costs and the Charges and Credits described in detail in Note 3 to the Consolidated Financial Statements, as these items are not allocated to the segments.

Oilfield Services

Fourth Quarter 2007 Results

Fourth-quarter revenue of $5.44 billion was 6% higher sequentially and 18% higher as compared to the fourth quarter of 2006. Sequential revenue increases were highest in the Middle East & Asia Area led by the Arabian, China/Japan/Korea and India GeoMarkets*, followed by the Latin America Area where growth was strongest in the Mexico/Central America, Latin America South and Peru/Colombia/Ecuador GeoMarkets. In the Europe/CIS/Africa Area, increases were led by the North Sea, Caspian and Continental Europe GeoMarkets. Growth was also recorded in North America, led primarily by the Canada and US Gulf Coast GeoMarkets. Among Schlumberger Technologies, Artificial Lift Systems, Completions Systems and Schlumberger Information Solutions (SIS) registered strong growth due to seasonal end-of-year product sales.

Fourth-quarter pretax operating income of $1.54 billion increased 2% sequentially and 16% as compared to the fourth quarter of 2006. Sequentially, growth was driven by demand for higher-margin Drilling & Measurements services in the Middle East & Asia Area and by increased product sales in Artificial Lift Systems in Europe/CIS/Africa and Middle East & Asia, and by Completions Systems product sales in the Middle East & Asia and Latin America. However, these increases were offset by pricing erosion for well stimulation related activities on land in the US; exceptional weather-related and operational delays in Mexico/Central America; and weather and seasonal effects in the US West, North Sea and East Russia GeoMarkets. These events resulted in an overall pretax operating margin in the fourth quarter of 28.2% as compared to 29.4% in the third quarter of 2007.

Part II, Item 7

North America

Revenue of $1.33 billion increased 3% sequentially but decreased 7% as compared to the fourth quarter of 2006. Pretax operating income of $338 million decreased 3% sequentially and 23% year-on-year.

Sequentially, revenue in the Canada GeoMarket continued to grow led by demand for Well Services and Wireline technologies. In the US Gulf Coast GeoMarket, activity partially recovered from the slowdown experienced during the hurricane season of the third quarter with higher demand for Wireline, Well Testing and Well Services technologies. In addition, higher SIS product sales were recorded across the Area. This performance was largely offset by the continuing pricing erosion in well stimulation related activities in the US land GeoMarkets, seasonal land access constraints in the west, and by lower activity in Alaska.

Pretax operating margin for the Area declined sequentially from 26.9% to 25.4% due to the lower pricing environment for well stimulation related services in the US land and Canada GeoMarkets, as well as lower operating leverage in Alaska and Canada. This was partially offset by a more favorable activity mix and higher operating efficiency in the US Gulf Coast GeoMarket together with the Area-wide SIS product sales.

Latin America

Revenue of $943 million increased 9% sequentially and 40% as compared to the fourth quarter of 2006. Pretax operating income of $208 million increased 2% sequentially and 47% year-on-year.

Sequential revenue growth was recorded in all GeoMarkets primarily driven by IPM activities in Mexico/Central America, Peru/Colombia/Ecuador and Venezuela/Trinidad & Tobago. Increased demand for Well Testing technologies and higher sales of Artificial Lift Systems, Completions Systems and SIS products in Latin America South, together with higher sales of Artificial Lift Systems and Completions Systems products in the Mexico/Central America and Peru/Colombia/Ecuador GeoMarkets, also contributed to growth.

Pretax operating margin declined sequentially from 23.7% to 22.1% primarily due to the activity mix in the Mexico/Central America GeoMarket, which was affected by higher IPM project startup and third-party costs as well as by flooding in the south and operational delays offshore. These startup costs are expected to continue for the next few quarters. A lower mix of higher-margin Drilling & Measurements activity in Venezuela/Trinidad & Tobago and higher-margin Wireline technology in Peru/Colombia/Ecuador also contributed to this result.

Europe/CIS/Africa

Revenue of $1.77 billion increased 4% sequentially and 23% as compared to the fourth quarter of 2006. Pretax operating income of $493 million was flat sequentially but increased 28% year-on-year.

Sequentially, the North Sea GeoMarket recorded the highest revenue growth driven by increased demand for Wireline and Well Services technologies together with higher Artificial Lift Systems and SIS product sales. Higher demand for Drilling & Measurements technologies in the Caspian GeoMarket, increased Artificial Lift Systems product sales in North Russia, and high demand for Drilling & Measurements, Well Services and Well Testing technologies in Continental Europe also contributed to growth. This performance was partially offset by the seasonal slowdown in Sakhalin and subdued activity in Nigeria.

Pretax operating margin declined sequentially from 29.2% to 27.9% due to the seasonal slowdown in Sakhalin, and to weather-related delays which led to reduced demand for higher- margin Drilling & Measurements and Well Testing technologies in the North Sea. A less favorable activity mix in the West & South Africa and North Africa GeoMarkets also contributed to this result.

Middle East & Asia

Revenue of $1.35 billion increased 10% sequentially and 30% as compared to the fourth quarter of 2006. Pretax operating income of $473 million increased 8% sequentially and 40% year-on-year.

Part II, Item 7

The sequential growth in revenue resulted from high demand for Drilling & Measurements and Wireline technologies together with higher Completions Systems, Artificial Lift Systems and SIS product sales in the Arabian GeoMarket; higher demand for exploration-related Drilling & Measurements technologies and for Artificial Lift Systems products in Qatar; increased demand for Drilling & Measurements and Well Testing services in China/Japan/Korea; and higher deepwater exploration-driven demand for Wireline and Drilling & Measurements technologies together with higher SIS product sales in India.

The pretax operating margin of 35.0% as compared to 35.7% in the third quarter resulted from the more favorable activity mix in the Arabian and India GeoMarkets being offset by reduced demand for higher-margin Wireline, Well Services and Well Testing technologies in the Indonesia, Thailand/Vietnam and Australia/Papua New Guinea GeoMarkets.

Total Year 2007 Results

Full-year 2007 revenue of $20.31 billion increased 21% versus 2006, led by Area growth of 31% in the Middle East & Asia, followed by 30% in Europe/CIS/Africa and 29% in Latin America while North America remained essentially flat. Pretax operating income of $5.96 billion in 2007 was 28% higher than 2006.

Pretax operating margins of 29.3% improved 164 basis points (bps) in 2007 versus 2006. Higher activity and expansion of higher-margin new technology deployment across Europe/CIS/Africa, Middle East & Asia and Latin America Areas were the principal contributors to this performance. In North America, pricing erosion in pressure-pumping well-stimulation activities moderated year-on-year margin growth within the Area.

Among the GeoMarkets, the greatest increases in revenue were recorded in the North Sea, followed by Mexico, West & South Africa, Arabian and Venezuela/Trinidad & Tobago GeoMarkets.

Significant demand was seen for all Technologies led by Drilling & Measurements, Wireline, Well Testing, and Completions Systems as customers continued to improve exploration and production performance in the search for new hydrocarbon reserves and in the need to increase production and boost recovery from existing fields.

To adapt the existing Schlumberger GeoMarket structure to expanding activity levels worldwide, Qatar was established as a separate GeoMarket and new GeoMarkets were established in Russia and on land in the US, bringing the total number of GeoMarkets to 31.

North America

Revenue of $5.34 billion increased marginally over 2006 primarily due to higher demand for Drilling & Measurements, Well Testing and Wireline activities in the US Land Central, US Land North and the US Gulf Coast GeoMarkets. However, this performance was offset by pricing erosion in well stimulation activities across the Area.

Activity across US Land continued to grow driven by the increase in rig count and higher service intensity in unconventional natural gas reservoirs. However, weakness in natural gas prices and excess well stimulation-related pressure pumping capacity led to a year-on-year decline in pricing in stimulation related activities. The US Gulf Coast GeoMarket continued to grow driven by demand for exploration related activities.

In Canada year-on-year revenue declined sharply due to operator slowdown driven by weakness in natural gas prices and uncertainty over the fiscal regime.

Pretax operating margin declined by 167 bps to 28.8% primarily due to lower pricing in well stimulation related activities across the Area together with lower activity in Canada.

Part II, Item 7

Latin America

Revenue of $3.30 billion in 2007 increased 29% over 2006 led by a surge in IPM related activity in Mexico following the budget-related slowdowns in the previous year, followed by the growth in exploration-related activities in the Peru/Columbia/Ecuador and Latin America South GeoMarkets. The Venezuela/Trinidad & Tobago GeoMarket also grew with higher rig count-driven activity in addition to finalization of the contracts related to drilling barges.

The Mexico GeoMarket recorded robust growth with the start of several integrated projects. Peru/Columbia/Ecuador and Latin America South witnessed strong growth in exploration-related activities. Demand was strong for all Technologies led by IPM, followed by Drilling & Measurements, Wireline and Well Testing services.

Pretax operating margin increased strongly by 358 bps to reach 22.9%. This increase resulted mainly from a favorable activity mix and improved pricing.

Europe/CIS/Africa

Revenue of $6.59 billion in 2007 increased 30% over 2006 with the highest growth recorded in the North Sea, West & South Africa and North Africa GeoMarkets.

Strong revenue increases were recorded in the North Sea, West & South Africa and North Africa driven by the expansion of exploration-related activities. GeoMarkets in Russia continued to grow strongly due to a combination of organic growth and the completion of the acquisition of Tyumenpromgeofizika during the second quarter of the year.

Pretax operating margins increased by 299 bps to reach 28.5%. This performance was due to a combination of increased activity, improved pricing and accelerated new technology deployment across most GeoMarkets partially offset by a pricing decline in well stimulation activities in the East Russia and subdued activity in Nigeria.

Middle East & Asia

Revenue of $4.88 billion in 2007 increased 31% over 2006 with the largest increases recorded in the Arabian GeoMarket, followed by East Mediterranean, Australia/Papua New Guinea, Qatar, Gulf and India.

The Australia/Papua New Guinea GeoMarket recorded the highest growth rate in the Area driven by higher exploration related activity. Growth in East Mediterranean, Qatar, Gulf and India resulted from higher exploration and development activity while the Arabian GeoMarket continued to grow, albeit at a lower rate than the previous year, as new rig additions slowed down in Saudi Arabia.

Pretax operating margin increased by 299 bps to an impressive 35.1%. This performance was driven by continued increase in activity and pricing increases together with deployment of higher-margin Wireline and Drilling & Measurements new technologies.

Total Year 2006 Results

Revenue of $16.76 billion increased 33% in 2006 versus 2005 driven by growth in oilfield services activities as operators responded strongly to increasing global hydrocarbon demand through renewed exploration and increased focus on production operations. Within the geographic Areas, North America revenue increased 40%, Europe/CIS/Africa increased 36%, Middle East & Asia increased 31% and Latin America increased 16%.

Pretax operating income of $4.64 billion in 2006 grew by 64% over 2005 resulting in operating margins climbing by 535 bps to reach 27.57%. Stronger activity, accelerating higher-margin new technology deployment and increased pricing across all Areas were the principal contributors to this performance.

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

Europe/CIS/Africa

Revenue of $5.05 billion in 2006 increased 36% over 2005 with the highest growth recorded in the North Sea, North Africa, Nigeria GeoMarkets and in Russia.

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

Pretax operating income of $1.29 billion in 2006 increased 67% compared to 2005. All GeoMarkets contributed significantly through increased activity, improved pricing and accelerated new technology deployment.

Middle East & Asia

Revenue of $3.72 billion in 2006 increased 31% over 2005 with the largest increases recorded in the Arabian, East Africa & East Mediterranean and Gulf GeoMarkets.

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

Pretax operating income of $1.20 billion in 2006 increased 49% compared to 2005. The steady increase in operating income and operating margins throughout the year was due to activity improvement across all GeoMarkets, significant price increases and accelerated new technology deployment.

WesternGeco

Fourth Quarter 2007 Results

Fourth-quarter revenue of $798 million increased 1% over the prior quarter and increased 11% compared to the same period last year. Pretax operating income of $272 million decreased 11% sequentially but increased 4% year-on-year.

Sequentially, Multiclient revenue increased 83% due to higher sales in North America, Africa and Asia. However, this increase was largely offset by a decrease in Marine revenue due to vessel transits between projects, several vessel dry docks, and lower vessel utilization.

Pretax operating margin declined sequentially from 38.6% to 34.1% as the high-margin Multiclient activity was more than offset by the lower Marine vessel utilization.

Part II, Item 7

Total Year 2007 Results

Full-year 2007 revenue of $2.96 billion increased 20% versus 2006. Pretax operating income of $1.06 billion in 2007 was 31% higher than 2006. Pretax operating margin reached 35.8%—an increase of 299 bps in 2007 versus 2006—demonstrating continued high vessel utilization, pricing increases in Marine and accelerating demand for exploration-driven seismic services. Q-Technology revenue reached $1.14 billion, representing 38% of 2007 full-year revenue.

Revenue backlog reached $1.2 billion at the end of 2007 compared to $1.1 million at the end of 2006.

Marine revenue grew 17% due mainly to strong activity in Asia, Middle East, India, Europe and North America as operators continued to focus on new exploration horizons. High vessel utilization, continued adoption of Q-Technology and improved pricing contributed to this performance.

Multiclient revenue increased 30% driven by higher sales in North America as the demand for E-Dog and E-Cat surveys remained strong during the first half of the year augmented by strong demand for E-Octopus surveys during the second half.

Data Processing revenue increased 26%, reflecting higher acquisition volumes, higher levels of Q processing, and higher activity in India, Asia, North Africa, Europe and the Caspian.

Land revenue increased 6% with the continued adoption of Q-Land* technology in Africa and in the Middle East.

During the second quarter of the year, the seventh Q-Technology equipped vessel—the Western Spirit—was launched. The eighth and ninth Q vessels will be launched, as previously announced, in 2008 and 2009, respectively.

As previously discussed, Schlumberger acquired Eastern Echo to meet demand for market-leading WesternGeco Q-Marine* seismic technology services.

Total Year 2006 Results

Operating revenue of $2.48 billion increased 49% in 2006 versus 2005. This strong performance was due to the continued market acceptance of Q-Technology* services and strong performance from Marine, Land, Data Processing and Multiclient services. During the second quarter, Schlumberger acquired the remaining Baker Hughes 30% minority interest in WesternGeco from Baker Hughes Incorporated.

Revenue backlog reached $1.1 billion at the end of 2006 compared to $790 million at the end of 2005, reflecting increasing exploration and production activity.

Q-Technology revenues reached $726 million in 2006, representing 29% of total revenue in 2006, significantly in excess of the $399 million revenue achieved in 2005. Utilization of the six Q-equipped vessels reached 100% in the fourth quarter of 2006.

Multiclient sales increased 51% to $770 million, mainly in the US Gulf of Mexico due to strong sales of the world’s largest and most complex depth migration project—known as E-Dog—which covers an area of 20,250 sq km and extends over 800 blocks in the deepwater Gulf of Mexico. Also contributing to the strong increase were higher sales in Latin America, Asia and West Africa—reflecting the strengthening exploration activity.

Marine revenue grew 65% due mainly to strong activity in Asia, Middle East, India, Europe and North America. Higher vessel utilization, accelerated adoption of Q-Technology and increasing prices contributed to this performance.

Land revenue increased 28% driven by higher sales of Q-Land, strong activity in the Middle East and South America, and a steep growth in North Africa.

Part II, Item 7

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

Pretax operating income reached $812 million in 2006 compared to $295 million in 2005 due to accelerating demand for Q technology coupled with improved pricing and increased vessel utilization, together with strong Multiclient sales.

Increased demand for Q-Marine services led to the commissioning of the sixth Q-Technology equipped vessel—the Western Monarch—during the second quarter. In addition, and in response to further demand, WesternGeco announced the launch of the seventh, eighth and ninth Q vessels in 2007, 2008 and 2009, respectively.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2007	2006	2005
Interest income	$162	$117	$100
Equity in net earnings of affiliated companies	244	179	109
Gain on sale of workover rigs [1]	25	–	–
Loss on liquidation of investments to fund the
WesternGeco transaction [1]	–	(9)	–
Gain on sale of facility in Montrouge, France [1]	–	–	163
Gain on sale of Hanover Compressor investment [1]	–	–	21
Gains on sales of other assets	–	–	15

	$431	$287	$408

1.	Refer to Note 3 to the Consolidated Financial Statements for details.

Interest Income

The average return on investments increased to 5.2% in 2007 from 4.5% in 2006 and the weighted average investment balance of $3.1 billion in 2007 increased $531 million compared to 2006.

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

Interest Expense

Interest expense of $275 million in 2007 increased by $40 million compared to 2006. The weighted average borrowing rates of 5.0% increased in 2007 from 4.6% in 2006. The weighted average debt balance of $5.5 billion in 2007 increased by $420 million compared to 2006, primarily due to the funding, in the second quarter of 2006, of the WesternGeco transaction described in Note 4 to the Consolidated Financial Statements.

Part II, Item 7

Interest expense of $235 million in 2006 increased by $38 million compared to 2005. The weighted average borrowing rates of 4.6% increased in 2006 from 4.4% in 2005. The weighted average debt balance of $5.1 billion in 2006 increased by $609 million compared to 2005, primarily due to the funding, in the second quarter of 2006, of the WesternGeco transaction described in Note 4 to the Consolidated Financial Statements.

Other

Gross margin was 33.5%, 31.4% and 25.7% in 2007, 2006 and 2005, respectively. The increases in gross margins are primarily due to record activity levels in 2007 and 2006, increased pricing, stronger demand for higher-margin technologies, and operating efficiency improvements.

As a percentage of revenue, Research & engineering, Marketing and General & administrative expenses are as follows:

	2007	2006	2005
Research & engineering	3.1%	3.2%*	3.5%
Marketing	0.4%	0.4%	0.4%
General & administrative	2.2%	2.4%	2.5%

*	Research & engineering in 2006 included $27 million of in-process research and development charges. See discussion of the Charges and Credits in Note 3 to the Consolidated Financial Statements.

Research & engineering expenditures, by segment, were as follows:

(Stated in millions)
	2007	2006	2005
Oilfield Services	$595	$496	$451
WesternGeco	120	73	51
In-process R&D charges [1]	–	27	–
Other [2]	13	23	4

	$728	$619	$506

1.	See discussion of Charges and Credits in Note 3 to the Consolidated Financial Statements.
2.	Includes $16 million of cost in 2006 associated with Schlumberger’s relocation of its United States research center from Ridgefield to Boston.

Income Taxes

The reported effective tax rate, including Charges and Credits, was 21.9% in 2007, 24.0% in 2006 and 22.9% in 2005. The Charges and Credits noted below decreased the effective rate by 1.5% in 2005. The impact of Charges and Credits on the effective tax rate in 2007 and 2006 was not significant.

The decrease in the effective tax rate in 2007, as compared to 2006, was primarily attributable to the geographic mix of earnings. Both Oilfield Services and WesternGeco had a lower proportion of pretax earnings in North America. Outside North America, various GeoMarkets with lower tax rates contributed a greater percentage to pretax earnings.

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

Charges and Credits

During each of 2007, 2006 and 2005, Schlumberger recorded significant charges and credits. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

Part II, Item 7

The following is a summary of the 2007 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net	Income Statement Classification
Charges and Credits
–Gain on sale of workover rigs	$(24.5)	$7.1	$–	$(17.4)	Interest and other income

The following is a summary of the 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net	Income Statement Classification
Charges and Credits
–WesternGeco in-process R&D charge	$21.0	$–	$–	$21.0	Research & engineering
–Loss on liquidation of investments to fund WesternGeco transaction	9.4	–	–	9.4	Interest and other income
–WesternGeco visa settlement	9.7	0.3	(3.2)	6.8	Cost of goods sold and services
–Other in-process R&D charges	5.6	–	–	5.6	Research & engineering

Net Charges	$45.7	$0.3	$(3.2)	$42.8

The following is a summary of the 2005 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Charges and Credits
–Gain on sale of Hanover Compressor stock	$(20.9)	$–	$(20.9)	Interest and other income
–Gain on sale of Montrouge facility	(163.4)	–	(163.4)	Interest and other income
–Other real estate related charges	12.1	(0.8)	11.3	Cost of goods sold and services

Net Credits	$(172.2)	$(0.8)	$(173.0)

Stock-based Compensation and Other

Stock-based compensation expense was $136 million in 2007 compared to $114 million in 2006 and $40 million in 2005.

The $22 million increase in stock-based compensation expense in 2007, as compared to 2006, was attributable to (i) the fact that Schlumberger began granting restricted stock in 2006 to a targeted population of employees in order to promote retention and the fair value of the restricted stock is expensed over the vesting period, which is generally three years and (ii) the impact of increased valuations of stock-based compensation awards due to the upward movement in Schlumberger’s stock price as compared to prior years.

The $74 million increase in stock-based compensation expense in 2006, as compared to 2005, was primarily attributable to (i) the impact of Schlumberger’s adoption of FAS 123R and FAS 123 as discussed in Note 14 to the Consolidated Financial Statements, (ii) valuations of stock-based compensation awards increasing due to the upward movement in Schlumberger’s stock price as compared to prior years and (iii) the impact of the implementation of the restricted stock program in 2006.

Stock-based compensation expense is currently estimated to be approximately $180 million in 2008. This represents an increase of $44 million as compared to 2007 and will be primarily attributable to increased valuations of stock-based compensation awards due to Schlumberger’s higher stock price in recent years as compared to prior years, as well as the continued effect of the restricted stock program.

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

Part II, Item 7

Cash Flow

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

(Stated in millions)
	2007	2006	2005
Net Debt, beginning of year	$(2,834)	$(532)	$(1,459)
Net income	5,177	3,710	2,207
Excess of equity income over dividends received	(189)	(181)	(86)
Charges and credits, net of tax & minority interest	(17)	43	(173)
Depreciation and amortization [1]	1,954	1,561	1,351
Increase in working capital	(552)	(351)	(286)
US qualified pension and postretirement benefit contributions	(167)	(225)	(172)
Capital expenditures [1]	(3,191)	(2,637)	(1,652)
Proceeds from employee stock plans	622	442	345
Stock repurchase program	(1,355)	(1,068)	(612)
Dividends paid	(771)	(568)	(482)
Eastern Echo acquisition	(699)	–	–
Acquisition of minority interest in WesternGeco	–	(2,406)	–
Other business acquisitions	(286)	(577)	(167)
Conversion of debentures	656	–	–
Distribution to joint venture partner	–	(60)	(30)
Proceeds from business divestitures	–	–	22
Proceeds from the sale of the Montrouge facility	–	–	230
Sale of Hanover Compressor stock	–	–	110
Translation effect on net debt	(128)	(66)	94
Other	(77)	81	228

Net Debt, end of year	$(1,857)	$(2,834)	$(532)

1.	Includes Multiclient seismic data costs.

(Stated in millions)
	Dec. 31 2007	Dec. 31 2006	Dec. 31 2005
Components of Net Debt
Cash	$197	$166	$191
Short-term investments	2,972	2,833	3,305
Fixed income investments, held to maturity	440	153	360
Bank loans and current portion of long-term debt	(1,318)	(1,322)	(797)
Convertible debentures	(769)	(1,425)	(1,425)
Other long-term debt	(3,379)	(3,239)	(2,166)

	$(1,857)	$(2,834)	$(532)

Key liquidity events during 2007, 2006 and 2005 included:

•

On December 10, 2007, Schlumberger completed the acquisition of Eastern Echo for $838 million in cash. Net assets acquired included $320 million of cash and investments and $182 million of long-term debt.

•

On April 28, 2006, Schlumberger acquired the remaining 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Approximately 50% of the purchase price was funded from Schlumberger’s cash and investments. The remaining 50% was financed through existing Schlumberger credit facilities.

Part II, Item 7

•

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

•

On July 22, 2004, the Board of Directors of Schlumberger approved a share repurchase program of up to 30 million shares of common stock to be acquired in the open market before December 2006, subject to market conditions. This program was completed during the first quarter of 2006. On April 20, 2006, the Board of Directors of Schlumberger approved another share repurchase program of up to 40 million shares of common stock to be acquired in the open market before April 2010, subject to market conditions, of which approximately 29.9 million shares of common stock have been repurchased as of December 31, 2007. The following table summarizes the activity under these share repurchase programs during 2007, 2006 and 2005:

(Stated in thousands except per share amounts and prices)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
2007	$1,355,000	16,336.1	$82.95
2006	$1,067,842	17,992.7	$59.35
2005	$611,641	15,274.8	$40.04

•

During 2007, 2006 and 2005, Schlumberger announced that its Board of Directors had approved increases in the quarterly dividend of 40%, 19% and 12%, respectively. On January 18, 2008, Schlumberger announced that its Board of Directors approved a 20% increase in the quarterly dividend to $0.21 per share effective commencing with the dividend payable on April 4, 2008. Total dividends paid during 2007, 2006 and 2005 were approximately $771 million, $568 million and $482 million, respectively.

•

Cash flow provided by operations was $6.3 billion in 2007, $4.8 billion in 2006 and $3.0 billion in 2005. These improvements were driven by the significant revenue and net income increases experienced in 2007 and 2006.

•

Capital expenditures, including multiclient seismic data costs, were $3.2 billion in 2007, $2.6 billion in 2006 and $1.7 billion in 2005. These increases were a result of the increased activity levels experienced in recent years. Capital expenditures, including multiclient seismic data costs, are expected to approach $4.2 billion in 2008.

Schlumberger believes that at December 31, 2007, cash and short-term investments of $3.2 billion and available and unused credit facilities of $2.3 billion were sufficient to meet future business requirements for at least the next twelve months.

Part II, Item 7

Summary of Major Contractual Commitments

(Stated in millions)
		Payment Period
Contractual Commitments	Total	2008	2009 - 2010	2011 - 2012	After 2012

Debt [1]	$5,444	$1,672	$1,541	$2,231	$–
Operating Leases	$902	$213	$275	$135	$279
Purchase Obligations [2]	$2,297	$2,097	$200	$–	$–

1.	Excludes future payments for interest. Includes amounts relating to the $769 million of Convertible Debentures which are described in Note 11 of the Consolidated Financial Statements.
2.	Represents an estimate of contractual obligations in the ordinary course of business. Although these contractual obligations are considered enforceable and legally binding, the terms generally allow Schlumberger the option to reschedule and adjust their requirements based on business needs prior to the delivery of goods.

Refer to Note 19 of the Consolidated Financial Statements for details regarding Schlumberger’s pension and other postretirement benefit obligations.

As discussed in Note 15 of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2007 is approximately $858 million of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Schlumberger bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Multiclient Seismic Data

The WesternGeco segment capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2007, 2006 and 2005 was $182 million, $227 million and $222 million, respectively. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, except as described below under “WesternGeco Purchase Accounting,” under no circumstances will an individual survey carry a net book value greater than a 4-year straight-line amortized value.

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

WesternGeco Purchase Accounting

As described in Note 4 to the Consolidated Financial Statements, on April 28, 2006, Schlumberger acquired the remaining 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. As a result of this transaction, Schlumberger attained 100% ownership of WesternGeco.

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

The carrying value of the multiclient library immediately after the acquisition increased to $243 million from $202 million, reflecting the impact of a $41 million fair value adjustment. These capitalized costs are being charged to Cost of goods sold and services based on the percentage of the total costs on the balance sheet to the estimated total revenue that Schlumberger expects to receive from the sales of such data. Schlumberger’s policy has been that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value. After consideration of the estimated number of future years that revenues are expected to be derived from the multiclient seismic data at the time of the acquisition, Schlumberger concluded that the remaining minimum amortization period should be 3 years for all surveys in the multiclient seismic library at the time of the transaction, effectively resetting the minimum amortization period. Therefore, the $243 million of capitalized multiclient seismic data costs will be charged to expense over a period no longer than the next 3 years from the date of the transaction. Surveys comprising the $202 million of multiclient seismic data costs prior to this transaction had a weighted average remaining life for purposes of computing the minimum amortization of approximately 1.8 years. Given the current emphasis on requiring multiclient projects to be significantly prefunded before a project commences, Schlumberger currently estimates that the majority of revenues to be derived from sales of new surveys will be achieved within a 4-year period. Therefore, Schlumberger will continue its policy that under no circumstance will an individual survey carry a net book value greater than a 4-year straight-line amortized value for all surveys added to the library after the date of this transaction.

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

For purposes of performing the impairment test for goodwill as required by SFAS 142, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third-party valuation expert may assist in the determination of fair value. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values at the time of the annual goodwill impairment tests for 2007, 2006 and 2005.

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

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The discount rate utilized to determine both the liability for Schlumberger’s United States pension plans and for Schlumberger’s United States postretirement medical plans was increased from 6.00% at December 31, 2006 to 6.50% at December 31, 2007. The discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans was increased from 5.75% in 2006 to 6.00% in 2007. The change in the discount rate was made to reflect market interest rate conditions. A higher discount rate decreases the present value of benefit obligations and decreases expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation, are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets was 8.50% in 2007 and 2006. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized in both 2007 and 2006 was 9% graded to 6% over the next four years and 5% thereafter.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States pension plans:

(Stated in millions)

Change in Assumption	Effect on 2007 Pretax Pension Expense		Effect on Dec. 31, 2007 Liability

25 basis point decrease in discount rate	+$	8	+$70
25 basis point increase in discount rate	- $	8	- $69
25 basis point decrease in expected return on plan assets	+$	4	$ –
25 basis point increase in expected return on plan assets	- $	4	$ –

Part II, Item 7, 7A

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

Change in Assumption	Effect on 2007 Pretax Postretirement Medical Expense		Effect on Dec. 31, 2007 Liability

25 basis point decrease in discount rate	+$	3	+$	27
25 basis point increase in discount rate	- $	3	- $	27
100 basis point decrease per annum in medical cost trend rate	- $	18	- $	81
100 basis point increase per annum in medical cost trend rate	+$	22	+$	137

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risk primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger conducts its business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 83% of Schlumberger’s revenue in 2007 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% change in the average exchange rates of all the foreign currencies in 2007 would have changed revenue by approximately 1%. If the 2007 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by 3%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by 3%.

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

At December 31, 2007, contracts were outstanding for the US dollar equivalent of $2.6 billion in various foreign currencies. These contracts mature on various dates in 2008.

Schlumberger is subject to interest rate risk on its debt. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs.

At December 31, 2007, Schlumberger had fixed rate debt aggregating approximately $2.6 billion and variable rate debt aggregating approximately $2.9 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also somewhat mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $3.4 billion at December 31, 2007, are comprised primarily of eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially all denominated in US dollars. The average return on investment was 5.2% in 2007.

Part II, Item 7A

The following table represents principal amounts of Schlumberger’s debt at December 31, 2007 by year of maturity:

(Stated in millions)

	Expected Maturity Dates
	2008	2009	2010	2011	2012	Total

Fixed rate debt
1.5% Series A Convertible Debentures	$353					$353
5.25% Guaranteed Bonds (Euro denominated)	357					357
6.25% Guaranteed Bonds (British pound denominated)	34					34
2.125% Series B Convertible Debentures			$416			416
5.14% Guaranteed Notes (Canadian dollar denominated)			255			255
5.875% Guaranteed Bonds (Euro denominated)				$372		372
6.5% Notes					$647	647
10.875% Senior Secured Bonds					160	160

Total fixed rate debt	$744	$–	$671	$372	$807	$2,594
Variable rate debt	$928	$605	$265	$364	$688	$2,850

Total	$1,672	$605	$936	$736	$1,495	$5,444

The fair market value of the outstanding fixed rate debt was approximately $3.9 billion as of December 31, 2007. The weighted average interest rate on the variable rate debt as of December 31, 2007 was approximately 5.3%.

On December 31, 2007, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $40 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements decreased consolidated interest expense in 2007 by $0.4 million.

Schlumberger does not enter into foreign currency or interest rate derivatives for speculative purposes.

Part II, Item 7A

Forward-looking Statements

This Report and other statements we make contain “forward-looking statements” within the meaning of federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; operating and capital expenditures as well as research & development spending, by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; expected depreciation and amortization expense; expected pension and post-retirement funding; expected stock compensation costs; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; and other risks and uncertainties described elsewhere in this Report, including under “Item 1A. Risk Factors” and elsewhere in this Report. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Part II, Item 8

Item 8.    Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in thousands, except per share amounts)
Year Ended December 31,	2007	2006	2005

Revenue	$23,276,542	$19,230,478	$14,309,182
Interest and other income	431,495	286,716	407,769
Expenses
Cost of goods sold and services	15,481,746	13,182,753	10,627,316
Research & engineering	728,491	619,316	505,513
Marketing	81,545	75,704	53,964
General & administrative	517,248	456,347	361,338
Interest	274,558	234,916	197,090

Income from Continuing Operations before taxes and minority interest	6,624,449	4,948,158	2,971,730
Taxes on income	1,447,933	1,189,568	681,927

Income from Continuing Operations before minority interest	5,176,516	3,758,590	2,289,803
Minority interest	–	(48,739)	(90,808)

Income from Continuing Operations	5,176,516	3,709,851	2,198,995
Income from Discontinued Operations	–	–	7,972

Net Income	$5,176,516	$3,709,851	$2,206,967

Basic earnings per share:
Income from Continuing Operations	$4.36	$3.14	$1.87
Income from Discontinued Operations	–	–	0.01

Net Income [1]	$4.36	$3.14	$1.87

Diluted earnings per share:
Income from Continuing Operations	$4.20	$3.01	$1.81
Income from Discontinued Operations	–	–	0.01

Net Income	$4.20	$3.01	$1.82

Average shares outstanding	1,187,944	1,181,683	1,178,576
Average shares outstanding, assuming dilution	1,238,675	1,242,196	1,229,716

1.	Amounts may not add due to rounding.

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
December 31,	2007	2006

ASSETS
Current Assets
Cash	$197,233	$165,817
Short-term investments	2,971,800	2,833,056
Receivables less allowance for doubtful accounts (2007 – $85,780; 2006 – $114,654)	5,361,114	4,242,000
Inventories	1,638,192	1,246,887
Deferred taxes	182,562	162,884
Other current assets	704,482	535,018

	11,055,383	9,185,662
Fixed Income Investments, held to maturity	440,127	153,000
Investments in Affiliated Companies	1,412,189	1,208,323
Fixed Assets less accumulated depreciation	8,007,991	5,576,041
Multiclient Seismic Data	182,282	226,681
Goodwill	5,142,083	4,988,558
Intangible Assets	902,700	907,874
Deferred Taxes	214,745	412,802
Other Assets	495,872	173,197

	$27,853,372	$22,832,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,550,728	$3,848,017
Estimated liability for taxes on income	1,071,889	1,136,529
Dividend payable	210,599	148,720
Long-term debt–current portion	638,633	602,919
Convertible debentures	353,408	–
Bank & short-term loans	679,594	718,610

	7,504,851	6,454,795
Convertible Debentures	415,897	1,424,990
Other Long-term Debt	3,378,569	3,238,952
Postretirement Benefits	840,311	1,036,169
Other Liabilities	775,975	257,349

	12,915,603	12,412,255

Minority Interest	61,881	–

Stockholders’ Equity
Common stock	4,136,363	3,381,946
Income retained for use in the business	15,461,767	11,118,479
Treasury stock at cost	(3,549,243)	(2,911,793)
Accumulated other comprehensive loss	(1,172,999)	(1,168,749)

	14,875,888	10,419,883

	$27,853,372	$22,832,138

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in thousands)
Year Ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net Income	$5,176,516	$3,709,851	$2,198,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization[1]	1,953,987	1,561,410	1,350,969
Charges and credits, net of tax & minority interest[2]	(17,388)	42,822	(173,010)
Earnings of companies carried at equity, less dividends received	(189,127)	(179,084)	(85,941)
Deferred income taxes	21,866	4,598	30,482
Stock-based compensation expense	135,510	113,843	40,204
Provision for losses on accounts receivable	8,596	24,392	24,239
Change in operating assets and liabilities:[3]
Increase in receivables	(1,016,545)	(860,564)	(716,218)
Increase in inventories	(356,294)	(222,142)	(180,099)
Increase in other current assets	(92,442)	(94,612)	(126,306)
Increase in accounts payable and accrued liabilities	498,999	408,216	306,259
Increase in estimated liability for taxes on income	321,323	162,576	209,182
(Decrease) increase in postretirement benefits	(135,763)	5,827	36,097
Other – net	(50,300)	104,276	92,004

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,258,938	4,781,409	3,006,857

Cash flows from investing activities:
Purchases of fixed assets	(2,931,366)	(2,457,093)	(1,592,511)
Multiclient seismic data capitalized	(259,675)	(179,623)	(59,868)
Capitalization of intangible assets	–	(10,714)	(33,403)
Acquisition of Eastern Echo, net of cash acquired	(837,684)	–	–
Acquisition of minority interest in WesternGeco	–	(2,406,331)	–
Other business acquisitions, net of cash acquired	(281,006)	(584,097)	(108,782)
Proceeds from the sale of the Montrouge facility	–	–	229,801
Sale of investment in Hanover Compressor	–	–	110,175
Proceeds from business divestitures	–	–	21,871
(Purchase) sale of investments, net	(88,815)	700,986	(706,762)
Other	(201,750)	(159,859)	94,994

NET CASH USED IN INVESTING ACTIVITIES	(4,600,296)	(5,096,731)	(2,044,485)

Cash flows from financing activities:
Dividends paid	(771,350)	(567,673)	(481,583)
Distribution to joint venture partner	–	(59,647)	(30,000)
Proceeds from employee stock purchase plan	148,457	111,679	81,733
Proceeds from exercise of stock options	473,601	329,866	263,496
Stock options windfall tax benefit	75,231	27,883	–
Stock repurchase program	(1,355,000)	(1,067,842)	(611,641)
Proceeds from issuance of long-term debt	455,129	1,413,874	83,042
Repayment of long-term debt	(584,253)	(91,811)	(253,708)
Net (decrease) increase in short-term debt	(72,243)	194,177	(45,031)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,630,428)	290,506	(993,692)

Net increase (decrease) in cash before translation effect	28,214	(24,816)	(31,320)
Translation effect on cash	3,202	(321)	(1,229)
Cash, beginning of year	165,817	190,954	223,503

Cash, end of year	$197,233	$165,817	$190,954

1.	Includes multiclient seismic data costs
2.	See Note 3 Charges and Credits.
3.	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in thousands)
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Deferred Employee Benefits Liabilities	Translation Adjustment	Comprehensive Income (Loss)

Balance, January 1, 2005	$2,454,219	$(1,684,394)	$6,287,905	$52,773	$(235,271)	$(758,495)	$657,581

Translation adjustment						$28,587	$28,587
Derivatives marked to market				(38,197)			(38,197)
Sale of Hanover Compressor stock				(31,618)			(31,618)
Sale of Essentis						(7,043)	(7,043)
Minimum pension liability					(80,505)		(80,505)
Tax benefit on minimum pension liability					24,290		24,290
Shares sold to optionees less shares exchanged	135,257	128,239
Shares granted to Directors	1,012	486
Proceeds from employee stock plans	49,499	28,484
Stock repurchase plan		(611,641)
Purchase of PetroAlliance	53,438	25,550
Stock-based compensation cost	40,204
Shares issued on conversions of debentures	7
Net income			2,206,967				2,206,967
Dividends declared ($0.42 per share)			(495,102)
Tax benefit on stock options	16,934

Balance, December 31, 2005	2,750,570	(2,113,276)	7,999,770	(17,042)	(291,486)	(736,951)	$2,102,481

Translation adjustment						(50,862)	$(50,862)
Derivatives marked to market				37,754			37,754
Minimum pension liability					286,152		286,152
Tax benefit on minimum pension liability					(105,860)		(105,860)
Adjustment to initially apply FASB
Statement No. 158					(489,579)
Tax benefit on adjustment to initially apply
FASB Statement No. 158					199,125
Shares sold to optionees less shares exchanged	165,286	164,581
Shares granted to Directors	1,852	502
Proceeds from employee stock plans	61,912	34,457
Stock repurchase plan		(1,067,842)
Purchase of PetroAlliance	260,600	69,782
Stock-based compensation cost	113,843
Shares issued on conversions of debentures		3
Net income			3,709,851				3,709,851
Dividends declared ($0.50 per share)			(591,142)
Tax benefit on stock options	27,883

Balance, December 31, 2006	3,381,946	(2,911,793)	11,118,479	20,712	(401,648)	(787,813)	$3,877,035

Translation adjustment						(33,072)	$(33,072)
Derivatives marked to market				10,915			10,915
Amortization of prior service cost					(20,327)		(20,327)
Amortization of actuarial net loss					55,930		55,930
Unrecognized prior service cost arising in the year					(32,128)		(32,128)
Actuarial net gains arising in the year					120,210		120,210
Deferred taxes					(105,778)		(105,778)
Shares sold to optionees less shares exchanged	194,877	278,724
Shares granted to Directors	1,021	403
Proceeds from employee stock plans	86,588	46,039
Stock repurchase plan		(1,355,000)
Stock-based compensation cost	135,510
Shares issued on conversions of debentures	263,299	392,384
Other	(2,109)
Net income			5,176,516				5,176,516
Dividends declared ($0.70 per share)			(833,228)
Tax benefit on stock options	75,231

Balance, December 31, 2007	$4,136,363	$(3,549,243)	$15,461,767	$31,627	$(383,741)	$(820,885)	$5,172,266

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

	Issued	In Treasury	Outstanding

Balance, January 1, 2005	1,334,212,030	(157,208,704)	1,177,003,326
Shares sold to optionees less shares exchanged	–	10,913,414	10,913,414
Shares granted to Directors	–	44,000	44,000
Employee stock plan	–	2,617,498	2,617,498
Stock repurchase plan	–	(15,274,800)	(15,274,800)
Purchase of PetroAlliance	–	2,300,646	2,300,646
Shares issued on conversions of debentures	134	–	134

Balance, December 31, 2005	1,334,212,164	(156,607,946)	1,177,604,218
Shares sold to optionees less shares exchanged	–	11,169,313	11,169,313
Shares granted to Directors	–	34,000	34,000
Employee stock plan	–	2,347,586	2,347,586
Stock repurchase plan	–	(17,992,700)	(17,992,700)
Purchase of PetroAlliance	–	4,730,960	4,730,960
Shares issued on conversions of debentures	–	82	82

Balance, December 31, 2006	1,334,212,164	(156,318,705)	1,177,893,459
Shares sold to optionees less shares exchanged	–	13,693,493	13,693,493
Shares granted to Directors	–	20,000	20,000
Employee stock plan	–	2,305,594	2,305,594
Stock repurchase plan	–	(16,336,138)	(16,336,138)
Shares issued on conversions of debentures	–	18,039,916	18,039,916

Balance, December 31, 2007	1,334,212,164	(138,595,840)	1,195,616,324

See the Notes to Consolidated Financial Statements

Part II, Item 8

Notes to Consolidated Financial Statements

1.    Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in the Netherlands Antilles) and its subsidiaries form the world’s leading oilfield services company, supplying technology, project management, and information solutions that optimize performance in the oil and gas industry. Schlumberger consists of two business segments: Oilfield Services (“OFS”) and WesternGeco. Oilfield Services is the world’s premier oilfield service company, supplying a wide range of technology services and solutions to the international petroleum industry. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir. WesternGeco provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management.

2.    Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger Limited (“Schlumberger”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable, valuation of inventories and investments, recoverability of goodwill and intangible assets, income taxes, multiclient seismic data, contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Part II, Item 8

Revenue Recognition

Oilfield Services

Services and Products Revenue

Schlumberger recognizes revenue for services and products based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices. Revenue is recognized for services when they are rendered and collectibility is reasonably assured. Revenue is recognized for products upon delivery, customer acceptance and when collectibility is reasonably assured.

Software Revenue

Revenue derived from the sale of licenses of Schlumberger software may include installation, maintenance, consulting and training services.

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

WesternGeco

Revenue from all services is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from contract services performed on a dayrate basis is recognized as the service is performed. Revenue from other contract services, including pre-funded multiclient surveys, is recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. This method requires revenue to be recognized based upon quantifiable measures of progress, such as square kilometers acquired. Multiclient data surveys are licensed or sold to customers on a non-transferable basis. Revenue on completed multiclient data surveys is recognized upon obtaining a signed licensing agreement and providing customers access to such data.

Multiple Deliverable Arrangements

Revenue in both segments may be generated from contractual arrangements that include multiple deliverables, including certain Integrated Project Management contracts. Revenue from these arrangements is recognized as each item is delivered based on their relative fair value and when the delivered items have stand-alone value to the customer.

Other

Taxes assessed by governmental authorities that are imposed concurrently on specific revenue-producing transaction, such as sales and value added taxes, are excluded from revenue in the Consolidated Statement of Income.

Part II, Item 8

Translation of Non-United States Currencies

Schlumberger’s functional currency is primarily the US dollar. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction losses of $17 million, $20 million, and $13 million were recognized in 2007, 2006 and 2005, respectively.

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2007—$184 million; December 31, 2006—$164 million). Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit and commercial paper, euronotes and eurobonds, and are substantially denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2007 and 2006.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as a significant portion of them have original maturities in excess of three months.

Long-term fixed income investments of $440 million mature as follows: $152 million in 2009, $81 million in 2010, $84 million in 2011 and $123 million in 2012.

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

Multiclient Seismic Data

The multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. This data may be acquired and/or processed by Schlumberger or subcontractors. Multiclient surveys are primarily generated utilizing Schlumberger resources. Schlumberger capitalizes costs directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, except as described in Note 4 Acquisitions regarding the accounting for multiclient seismic data at the time of the purchase of the WesternGeco minority interest, under no circumstance will an individual survey carry a net book value greater than a 4- year straight-line amortized value.

Part II, Item 8

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

Goodwill, Other Intangibles and Long-lived Assets

Schlumberger records as goodwill the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired. Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142), requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of Schlumberger’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

For purposes of performing the impairment test for goodwill as required by SFAS 142, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. From time to time a third-party valuation expert may be utilized to assist in the determination of fair value. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values for 2007, 2006 and 2005. Schlumberger performs the annual goodwill impairment test of its WesternGeco reporting unit on October 1st of every year while the reporting units comprising the Oilfield Services segment are tested as of December 31st.

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

Approximately $12.6 billion of consolidated income retained for use in the business on December 31, 2007 represented undistributed earnings of consolidated subsidiaries and Schlumberger’s share of equity method investees. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

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

Part II, Item 8

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by first adding back to net income the interest expense on the convertible debentures and then dividing this adjusted net income by the sum of (i) unvested restricted stock units; and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes (a) that all stock options which are in the money are exercised at the beginning of the period and that the proceeds are used by Schlumberger to purchase shares at the average market price for the period, and (b) the conversion of the convertible debentures.

If the impact of adding the interest expense on the convertible debentures back to net income and including the shares from the assumed conversion of the convertible debentures has an anti-dilutive effect on the diluted earnings per share calculation, then the effects of the convertible debentures are excluded from the calculation.

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

(Stated in thousands except per share amounts)
	Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2007:
Basic	$5,176,516	1,187,944	$4.36

Assumed conversion of debentures	23,671	28,986
Assumed exercise of stock options	–	20,868
Unvested restricted stock	–	877

Diluted	$5,200,187	1,238,675	$4.20

2006:
Basic	$3,709,851	1,181,683	$3.14

Assumed conversion of debentures	28,788	38,210
Assumed exercise of stock options	–	21,874
Unvested restricted stock	–	429

Diluted	$3,738,639	1,242,196	$3.01

2005:
Basic	$2,198,995	1,178,576	$1.87

Assumed conversion of debentures	28,788	38,210
Assumed exercise of stock options	–	12,930

Diluted	$2,227,783	1,229,716	$1.81

Employee stock options to purchase approximately 809,500 and 628,000 shares of common stock at December 31, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive. At December 31, 2005 the average market price was greater than the exercise price of all outstanding stock options, therefore there were no options excluded from the computation of diluted earnings per share for 2005.

Part II, Item 8

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. The provisions of SFAS 141(R) are effective for business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the loss of control of a subsidiary. Upon its adoption on January 1, 2009, noncontrolling interests will be classified as equity in the Schlumberger financial statements.

SFAS 160 also changes the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interest, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The provisions of this standard must be applied retrospectively upon adoption.

3.    Charges and Credits

Schlumberger recorded the following Charges and Credits in 2007, 2006 and 2005:

2007

Fourth quarter of 2007:

•

Schlumberger sold certain workover rigs for $32 million, resulting in a pretax gain of $25 million ($17 million after-tax) which is classified in Interest and other income in the Consolidated Statement of Income.

2006

Second quarter of 2006:

•

As discussed in further detail in Note 4 Acquisitions, Schlumberger acquired the remaining 30% minority interest in WesternGeco held by Baker Hughes Incorporated for $2.4 billion in cash during the second quarter of 2006. In connection with this transaction, a pretax and after-tax charge of $21 million was recorded, representing the portion of the purchase price that was allocated to in-process research and development. Schlumberger recorded an additional $6 million of in-process research and development charges, primarily related to a small acquisition which was also completed in the second quarter of 2006. These amounts were determined by identifying research and development projects that had not yet reached technological feasibility at the time of the acquisition. These charges are classified in Research & engineering in the Consolidated Statement of Income.

•

Schlumberger recorded a pretax and after-tax loss of $9 million relating to the liquidation of certain investments in connection with the funding of the previously mentioned WesternGeco transaction. These losses are classified in Interest and other income in the Consolidated Statement of Income.

•

In connection with the settlement of the WesternGeco visa matter described in Note 17 Contingencies, a pretax charge of $10 million ($7 million after-tax and minority interest) was recorded in the second quarter of 2006 and is classified in Cost of goods sold and services in the Consolidated Statement of Income.

Part II, Item 8

The following is a summary of 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net

Charges & Credits
- WesternGeco in-process R&D charge	$21.0	$–	$–	$21.0
- Loss on liquidation of investments to fund WesternGeco transaction	9.4	–	–	9.4
- WesternGeco visa settlement	9.7	0.3	(3.2)	6.8
- Other in-process R&D charges	5.6	–	–	5.6

Net Charges	$45.7	$0.3	$(3.2)	$42.8

2005

Fourth quarter of 2005:

Schlumberger sold its investment in Hanover Compressor Company common stock for net proceeds of $110 million, resulting in a pretax and after-tax gain of $21 million. The pretax gain is classified in Interest and other income in the Consolidated Statement of Income.

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

The following is a summary of 2005 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Net

Charges & Credits
- Gain on sale of Hanover Compressor stock	$(20.9)	$–	$(20.9)
- Gain on sale of Montrouge facility	(163.4)	–	(163.4)
- Other real estate related charges	12.1	(0.8)	11.3

Net Credits	$(172.2)	$(0.8)	$(173.0)

4.    Acquisitions

Acquisition of Eastern Echo Holding Plc

On December 10, 2007, Schlumberger completed the acquisition of Eastern Echo Holding Plc (“Eastern Echo”) for $838 million in cash. Eastern Echo is a Dubai-based marine seismic company that does not currently have any operations, but has signed contracts for the construction of six seismic vessels. The first four vessels are scheduled to be delivered in January, March, May and July of 2009, while the remaining two are scheduled to be delivered January and March of 2010.

Part II, Item 8

The purchase price has been allocated to the net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Cash and short-term investments	$266
Other current assets	23
Fixed income investments, held to maturity	54
Vessels under construction	735
Accounts payable and accrued liabilities	(17)
Long-term debt	(182)
Deferred tax liability	(41)

Total purchase price	$838

Acquisition of WesternGeco Minority Interest

On April 28, 2006, Schlumberger acquired the remaining 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Schlumberger also incurred direct acquisition costs of $6 million in connection with this transaction. As a result of this transaction, Schlumberger owns 100% of WesternGeco.

The purchase price has been allocated to the proportionate share of net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Book value of minority interest acquired	$460

Fair value adjustments:
Technology (weighted average life of 15 years)	293
Customer relationships (life of 20 years)	153
Vessels (weighted average remaining life of 11 years)	84
Other fixed assets (weighted average remaining life of 3 years)	10
Multiclient seismic data (maximum life of 3 years)	41
Other identifiable intangible assets (life of 15 years)	49
In-process research and development (expensed immediately – see Note 3)	21
Deferred income taxes	(43)
Goodwill	1,338

Total purchase price	$2,406

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Approximately $0.8 billion of the $1.3 billion of goodwill is estimated to be tax deductible. In addition, approximately $650 million of the goodwill created as a result of this transaction has been allocated to the Oilfield Services business segment in recognition of the estimated present value of future synergies paid for in this transaction that will directly benefit that segment.

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

Part II, Item 8

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

Part II, Item 8

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill is not tax deductible.

Other Acquisitions

Schlumberger has made other acquisitions and minority interest investments, none of which were significant on an individual basis, for cash payments of $306 million during 2007, $356 million during 2006, and $56 million during 2005.

Under the terms of certain past acquisitions, Schlumberger had obligations to pay additional consideration if specific conditions were met. Schlumberger made cash payments of $63 million during 2006 and $21 million during 2005, with respect to certain transactions that were consummated in prior years, which were recorded as additional goodwill.

Pro forma results pertaining to the above acquisitions, including the WesternGeco and PetroAlliance Services transactions, are not presented as the impact was not significant.

5.    Investments in Affiliated Companies

The MI-SWACO drilling fluids joint venture is owned 40% by Schlumberger and 60% by Smith International, Inc. Schlumberger records income relating to this venture using the equity method of accounting. Schlumberger’s investment in the joint venture on December 31, 2007 and 2006 was $1.2 billion and $970 million, respectively. Schlumberger’s equity income from this joint venture in 2007 was $174 million, $135 million in 2006 and $83 million in 2005. Schlumberger received cash distributions from the joint venture of $40 million in 2007 and $28 million in 2005. There were no such distributions in 2006.

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

6.    Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31,	2007	2006

Raw Materials & Field Materials	$1,521	$1,186
Work in Process	147	127
Finished Goods	145	91

	1,813	1,404
Less reserves for obsolescence	175	157

	$1,638	$1,247

Part II, Item 8

7.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2007	2006

Land	$78	$87
Buildings & improvements	1,365	1,100
Machinery & equipment	15,121	12,725
Vessels under construction	781	–

	17,345	13,912
Less accumulated depreciation	9,337	8,336

	$8,008	$5,576

The estimated useful lives of Buildings & Improvements are primarily 30 to 40 years. For Machinery & Equipment, 6% is being depreciated over 16 to 25 years, 5% over 10 to 15 years and 89% over 2 to 9 years determined on a gross book value basis.

Depreciation and amortization expense relating to fixed assets was $1.526 billion, $1.232 billion and $1.092 billion in 2007, 2006 and 2005, respectively.

8.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2007	2006

Balance at beginning of year	$227	$222
Capitalized in year	260	180
Fair value adjustment (see Note 4)	–	41
Charged to cost of goods sold & services	(305)	(216)

	$182	$227

9.    Goodwill

The changes in the carrying amount of goodwill by business segment in 2007 were as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total

Balance at December 31, 2006	$4,049	$940	$4,989
Additions	129	17	146
Impact of change in exchange rates	7	–	7

Balance at December 31, 2007	$4,185	$957	$5,142

The changes in the carrying amount of goodwill by business segment in 2006 were as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total

Balance at December 31, 2005	$2,676	$246	$2,922
Acquisition of WesternGeco minority interest	653	685	1,338
Acquisition of PetroAlliance minority interest	404	–	404
Other additions	301	9	310
Impact of change in exchange rates	15	–	15

Balance at December 31, 2006	$4,049	$940	$4,989

Part II, Item 8

10.    Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. At December 31, the gross book value and accumulated amortization of intangible assets were as follows:

(Stated in millions)
	2007			2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

Software	$341	$204	$137	$376	$191	$185
Technology	437	89	348	455	97	358
Customer Relationships	354	34	320	264	12	252
Other	128	30	98	127	14	113

	$1,260	$357	$903	$1,222	$314	$908

Amortization expense was $124 million in 2007, $113 million in 2006 and $75 million in 2005.

The weighted average amortization period for all intangible assets is approximately 12 years.

Amortization expense for the subsequent five years is estimated to be as follows: 2008 – $122 million, 2009 – $99 million, 2010 – $87 million, 2011– $82 million and 2012 – $79 million.

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

Part II, Item 8

Schlumberger’s option to pay the repurchase price with securities is subject to certain conditions. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased.

During 2007, $622 million of the Series A debentures and $34 million of the Series B debentures were converted into 18 million shares of Schlumberger common stock.

At December 31, 2007, there were $353 million of the Series A debentures and $416 million of the Series B debentures outstanding. The fair value of the Series A and Series B debentures at December 31, 2007 was $956 million and $1.02 billion, respectively.

Other Long-Term Debt

A summary of other long-term debt by currency, analyzed by Bonds and Notes, Commercial Paper (CP) and Other, at December 31 follows:

(Stated in millions)
	2007				2006
	Bonds and Notes	CP	Other	Total	Bonds and Notes	CP	Other	Total

US dollar	$1,420	$522	$207	$2,149	$1,177	$548	$130	$1,855
Euro	372	–	69	441	652	–	46	698
UK pound	–	166	–	166	33	156	25	214
Canadian dollar	255	–	–	255	–	–	129	129
Norwegian kroner	–	–	368	368	–	–	343	343

	$2,047	$688	$644	$3,379	$1,862	$704	$673	$3,239

Bonds and Notes consist of the following at December 31,

(Stated in millions)
	2007	2006

6.5% Notes due 2012	$647	$648
Guaranteed Floating Rate Notes due 2009	591	529
5.875% Guaranteed Bonds due 2011	372	333
5.14% Guaranteed Notes due 2010	255	–
10.875% Senior Secured Bonds due 2012	182	–
5.25% Guaranteed Bonds due 2008	–	319
6.25% Guaranteed Bonds due 2008	–	33

	$2,047	$1,862

In September 2006, Schlumberger Finance B.V. issued €400 million Guaranteed Floating Rate Notes due 2009. Interest is payable quarterly at the rate of 10 basis points over 3-month Euribor. Schlumberger entered into an agreement to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this US dollar denominated debt on which Schlumberger Finance B.V. will pay interest in US dollars at the rate of 3-month LIBOR plus 0.0875%. The carrying value of these Notes approximated their fair value at December 31, 2007.

The fair value of the $647 million of Schlumberger Technology Corporation 6.5% Notes due 2012 was $689 million at December 31, 2007.

The fair value of the $372 million of Schlumberger SA euro denominated 5.875% Guaranteed Bonds due 2011 was $386 million at December 31, 2007.

The fair value of the $255 million of Schlumberger Canada Limited 5.14% Guaranteed Notes due 2010, which are Canadian dollar denominated, approximated its carrying value as at December 31, 2007.

Part II, Item 8

In connection with the Eastern Echo acquisition (see Note 4, Acquisitions), Schlumberger assumed 10.875% Senior Secured Bonds due May 2012 with par value of $160 million. The fair value of these both at the time of the acquisition was approximately $182 million and the carrying value approximated their fair value at December 31, 2007. These bonds can be redeemed at the following defined dates at the following multiples of par value:

May 2009 – May 2010	106%
May 2010 – May 2011	104%
May 2011 – Maturity	102%

Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and Schlumberger’s intent to maintain these obligations for longer than one year.

Commercial paper borrowings outstanding at December 31, 2007 and 2006 include certain notes issued in currencies other than the US dollar which were swapped for US dollars on the date of issue until maturity.

The weighted average interest rate on variable rate debt as of December 31, 2007 was 5.1%.

Other Long-term Debt as of December 31, 2007, which excludes the Convertible Debentures, is due as follows: $606 million in 2009, $520 million in 2010, $737 million in 2011 and $1.516 billion in 2012.

Debt Facility Agreements

On December 31, 2007, wholly-owned subsidiaries of Schlumberger had separate debt facility agreements aggregating $4.6 billion with commercial banks, of which $3.8 billion was committed and $2.3 billion was available and unused. This included $2.5 billion of committed facilities which support commercial paper programs in the United States and Europe, and mature in April 2012. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

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

On December 31, 2007, interest rate swap arrangements outstanding were pay floating/receive fixed on US dollar debt of $40 million. These arrangements mature at various dates to December 2009. Interest rate swap arrangements decreased consolidated interest expense in 2007 by $0.4 million.

Currency exchange contracts are entered into as a hedge against the effect of future settlement of assets and liabilities denominated in other than the functional currency of the individual businesses. Gains or losses on the contracts are recognized when the currency exchange rates fluctuate, and the resulting charge or credit offsets the unrealized currency gains or losses on those assets and liabilities. On December 31, 2007, contracts were outstanding for the US dollar equivalent of $2.6 billion in various foreign currencies. These contracts mature on various dates in 2008.

At December 31, 2007, Schlumberger recognized a cumulative net $32 million gain in Stockholders’ Equity relating to derivative instruments and hedging activities. This gain was primarily due to the revaluation of foreign currency forward contracts at December 31, 2007.

Part II, Item 8

13.    Capital Stock

Schlumberger is authorized to issue 3,000,000,000 shares of common stock, par value $0.01 per share, of which 1,195,616,324 and 1,177,893,459 shares were outstanding on December 31, 2007 and 2006, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

14.    Stock Compensation Plans

Schlumberger has three types of stock-based compensation programs: stock options, a restricted stock and restricted stock unit program (collectively referred to as “restricted stock”) and a discounted stock purchase plan (“DSPP”).

Effective January 1, 2003, Schlumberger adopted the fair value recognition provisions of SFAS Nos. 123 (Accounting for Stock-Based Compensation) and 148 (Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123). Accordingly, Schlumberger began recording stock option and DSPP expense in the Consolidated Statement of Income on a prospective basis for grants after January 1, 2003.

In December 2004, the FASB issued SFAS 123R (Share-Based Payment). The standard amends SFAS 123 and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at the date of grant.

Schlumberger adopted SFAS 123R effective January 1, 2006, and is applying the modified prospective method, whereby compensation cost will be recognized for the unvested portion of awards granted during the period from January 1, 1995 to December 31, 2002. Such costs are recognized in the financial statements of Schlumberger over the remaining vesting periods. Under this method, prior periods are not revised for comparative purposes.

Had compensation cost for stock-based awards granted prior to January 1, 2003 been determined based on the fair value at the grant dates, consistent with the fair value method of SFAS 123, Schlumberger’s net income and earnings per share in 2005 would have been the pro forma amounts indicated below:

(Stated in millions, except per share amounts)
2005
Net income
As reported	$2,207
Pro forma adjustments:
Cost of stock options	(40)

Pro forma	$2,167

Basic earnings per share
As reported	$1.87
Pro forma adjustments:
Cost of stock options	(0.03)

Pro forma	$1.84

Diluted earnings per share
As reported	$1.82
Pro forma adjustments:
Cost of stock options	(0.03)

Pro forma	$1.79

Part II, Item 8

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2007	2006	2005

Dividend yield	1.1%	0.8%	1.3%
Expected volatility	33%	33%	31%
Risk free interest rates	4.7%	4.3%	3.8%
Expected option life	6.9 years	6.1 years	4.5 years
Weighted-average fair value per share	$25.94	$20.03	$7.12

The following table summarizes information concerning outstanding and exercisable options by five ranges of exercise prices as of December 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of exercise prices	Number outstanding as of 12/31/07	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of 12/31/07	Weighted- average exercise price

$19.04 – $27.87	9,757,898	3.94	$25.83	9,493,938	$25.97
$27.94 – $32.62	8,667,826	5.99	$31.95	4,800,653	$31.77
$34.83 – $54.24	11,575,507	6.40	$48.28	5,266,365	$43.98
$58.46 – $92.70	5,402,051	8.95	$63.41	219,241	$64.13
$110.78 – $110.78	315,500	9.80	$110.78	–	–

	35,718,782	6.05	$41.02	19,780,197	$32.59

The weighted average remaining contractual life of stock options exercisable as of December 31, 2007 was 4.46 years.

The following table summarizes stock option activity during the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	48,678,601	$36.36	52,978,806	$31.39	60,124,050	$29.92
Granted	4,398,500	$66.48	9,055,140	$55.86	7,302,980	$33.34
Exercised	(13,788,401)	$34.89	(11,277,006)	$29.89	(11,004,696)	$24.28
Forfeited	(3,569,918)	$31.74	(2,078,339)	$29.53	(3,443,528)	$32.02

Outstanding at year-end	35,718,782	$41.02	48,678,601	$36.36	52,978,806	$31.39

The aggregate intrinsic value of stock options outstanding as of December 31, 2007 was approximately $2.1 billion. The aggregate intrinsic value of stock options exercisable as of December 31, 2007 was approximately $1.3 billion.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was approximately $607 million, $366 million and $193 million, respectively.

Part II, Item 8

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

The following table summarizes information about restricted stock transactions:

	2007		2006
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of year	636,800	$65.21	–	$–
Granted	285,800	64.71	661,000	65.22
Forfeited	(38,000)	63.12	(24,200)	65.41

Unvested at end of year	884,600	$65.14	636,800	$65.21

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2007	2006	2005

Dividend yield	0.9%	1.1%	1.4%
Expected volatility	34%	25%	26%
Risk free interest rates	5.0%	3.9%	2.1%
Weighted average fair value per share	$11.52	$6.19	$4.76

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	2007	2006	2005

Stock options	$94	$90	$28
Restricted stock	19	9	–
DSPP	23	15	12

Total stock-based compensation expense	$136	$114	$40

As of December 31, 2007, there was $238 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. Approximately $102 million is expected to be recognized in 2008, $78 million is expected to be recognized in 2009, $31 million in 2010, $23 million in 2011 and $4 million in 2012.

Part II, Item 8

15.    Income Tax Expense

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

As more fully described in Note 3 Charges and Credits, Schlumberger recorded a pretax credit outside the United States in 2007 of $25 million, pretax charges in 2006 of $46 million ($19 million in the United States; $27 million outside the United States) and net pretax credits in 2005 of $172 million ($19 million of net credits in the United States; $153 million of credits outside the United States).

Pretax book income subject to United States and non-United States income taxes for each of the three years ended December 31, was as follows:

(Stated in millions)
	2007	2006	2005

United States	$1,754	$1,582	$892
Outside United States	4,870	3,366	2,080

Pretax income	$6,624	$4,948	$2,972

The components of net deferred tax assets were as follows:

(Stated in millions)
	2007	2006

Postretirement and other long-term benefits	$244	$394
Current employee benefits	29	31
Fixed assets, inventory and other	124	151

	$397	$576

The above deferred tax assets at December 31, 2007 and 2006 are net of valuation allowances relating to net operating losses in certain countries of $214 million and $218 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $144 million at December 31, 2007 ($151 million at December 31, 2006) which expires in 2009 and 2010, and a foreign tax credit carryforward of $55 million at December 31, 2007 ($55 million at December 31, 2006) which expires in 2009 through 2012.

The components of consolidated income tax expense were as follows:

(Stated in millions)
	2007	2006	2005

Current:
United States – Federal	$538	$495	$256
United States – State	54	49	24
Outside United States	834	641	372

	$1,426	$1,185	$652

Deferred:
United States – Federal	$(3)	$8	$12
United States – State	8	12	2
Outside United States	38	(10)	77
Valuation allowance	(21)	(5)	(61)

	$22	$5	$30

Consolidated taxes on income	$1,448	$1,190	$682

Part II, Item 8

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2007	2006	2005

US statutory federal rate	35%	35%	35%
US state income taxes	1	1	1
Non-US income taxed at different rates	(12)	(10)	(8)
Effect of equity method investment	(1)	(1)	(1)
Minority partner’s share of LLC earnings	–	–	(1)
Charges and credits	–	–	(2)
Other	(1)	(1)	(1)

Effective income tax rate	22%	24%	23%

Schlumberger adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the total liabilities or stockholders’ equity of Schlumberger.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

(Stated in millions)
Balance at January 1, 2007	$730
Additions based on tax positions related to the current year	187
Additions for tax positions of prior years	16
Impact of changes in exchange rates	21
Settlements with tax authorities	(8)
Reductions for tax positions of prior years	(55)
Reductions due to the lapse of the applicable statute of limitations	(33)

Balance at December 31, 2007	$858

Included in the Schlumberger Consolidated Balance Sheet at December 31, 2007 is approximately $858 million of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business, a number of which have tax laws that are not fully defined and are evolving. This amount excludes $130 million of accrued interest and penalties. All but $25 million of the unrecognized tax benefits, if recognized, would impact the Schlumberger effective tax rate.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2007, Schlumberger recognized approximately $36 million in interest and penalties.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2002 – 2007
Mexico	2002 – 2007
Russia	2004 – 2007
Saudi Arabia	2001 – 2007
United Kingdom	2004 – 2007
United States	2003 – 2007

Part II, Item 8

In certain of the jurisdictions noted above, Schlumberger operates through more than one legal entity, each of which has different open years subject to examination. The table above presents the open years subject to examination for the most material of the legal entities in each jurisdiction. Additionally, it is important to note that tax years are technically not closed until the statute of limitations in each jurisdiction expires. In the jurisdictions noted above, the statute of limitations can extend beyond the open years subject to examination.

Due to the geographic breadth of the Schlumberger operations, numerous tax audits may be ongoing throughout the world at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the period in which such resolution occurs.

16.    Leases and Lease Commitments

Total rental expense was $913 million in 2007, $686 million in 2006, and $532 million in 2005. Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)
2008	$213
2009	165
2010	110
2011	77
2012	58
Thereafter	279

$902

17.    Contingencies

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

Part II, Item 8

June 16, 2007, WesternGeco L.L.C. was determined to have complied with the terms of the DPA. As a result, the DPA expired and no prosecution arising from the investigation will be brought. Moreover, WesternGeco has developed and implemented a comprehensive visa and immigration compliance program designed to prevent a recurrence of improper visa practices.

Schlumberger and its subsidiaries are party to various legal proceedings. A liability is accrued when a loss is both probable and can be reasonably estimated. At this time the ultimate disposition of these proceedings is not presently determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in any of these matters. However, in the opinion of management, any liability that might ensue would not be material in relation to Schlumberger’s consolidated liquidity, financial position or future results of operations.

18.    Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

The Oilfield Services segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: North America is a major self-contained market; Latin America comprises regional markets that share a common dependence on the oil and gas industry; Europe is a major self-contained market that includes the CIS and Africa, whose economy is increasingly linked to that of Europe; Middle East & Asia includes the remainder of the Eastern Hemisphere, which consists of many countries at different stages of economic development that share a common dependence on the oil and gas industry. The OFS segment provides virtually all exploration and production services required during the life of an oil and gas reservoir.

The WesternGeco segment provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers, as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management.

Effective January 1, 2007, a component of the Middle East & Asia Area has been reallocated to the Europe/CIS/Africa Area and certain activities have been reallocated between OFS and WesternGeco. Historical segment information has been reclassified to conform to the new presentation.

Effective January 1, 2008, a component of the Middle East & Asia Area has been reallocated to the Europe/CIS/Africa Area. Commencing with Schlumberger’s Form 10-Q and earnings press release for the quarter ending March 31, 2008, historical segment information will be reclassified to conform to the new presentation.

Part II, Item 8

Financial information for the years ended December 31, 2007, 2006 and 2005, by segment, is as follows:

(Stated in millions)
	2007
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,345	$1,040	$–	$497	$1,537	$2,841	$367	$591
Latin America	3,295	616	–	139	755	2,123	185	292
Europe/CIS/Africa	6,590	1,554	–	326	1,880	3,727	451	920
Middle East & Asia	4,881	1,528	–	185	1,713	3,078	393	772
Elims/Other	195	22	–	52	74	3,022	5	(18)

	20,306	4,760	–	1,199	5,959	14,791	1,401	2,557

WESTERNGECO	2,963	766	1	293	1,060	3,036	546	619
Corporate items and eliminations	8	(267)	(1)	(44)	(312)	3,981	7	15
Goodwill and Intangible Assets						6,045

	$23,277	$5,259	$–	$1,448		$27,853	$1,954	$3,191

Interest income					160
Interest expense					(268)
Charges & credits					25

					$6,624

(Stated in millions)
	2006
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,273	$1,053	$–	$551	$1,604	$2,577	$310	$623
Latin America	2,563	403	–	92	495	1,487	151	233
Europe/CIS/Africa	5,054	1,074	2	215	1,291	2,731	343	579
Middle East & Asia	3,724	1,071	–	124	1,195	2,392	308	610
Elims/Other	148	33	–	26	59	2,591	18	44

	16,762	3,634	2	1,008	4,644	11,778	1,130	2,089

WESTERNGECO	2,476	527	42	243	812	1,770	425	531
Corporate items and eliminations	(8)	(290)	5	(61)	(346)	3,388	6	17
Goodwill and Intangible Assets						5,896

	$19,230	$3,871	$49	$1,190		$22,832	$1,561	$2,637

Interest income					113
Interest expense					(229)
Charges & credits					(46)

					$4,948

Part II, Item 8

(Stated in millions)
	2005
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$3,760	$609	$—	$324	$933	$1,534	$279	$376
Latin America	2,209	261	—	69	330	1,330	145	153
Europe/CIS/Africa	3,725	626	8	141	775	2,126	293	356
Middle East & Asia	2,841	717	—	83	800	1,842	259	395
Elims/Other	112	(35)	—	24	(11)	2,322	29	102

	12,647	2,178	8	641	2,827	9,154	1,005	1,382

WESTERNGECO	1,663	121	60	114	295	1,380	339	268
Corporate items and eliminations	(1)	(183)	23	(73)	(233)	4,301	7	2
Goodwill and Intangible Assets						3,242

	$14,309	$2,116	$91	$682		$18,077	$1,351	$1,652

Interest income					98
Interest expense					(187)
Charges & credits					172

					$2,972

Oilfield Services Elims/Other include certain headquarters administrative costs which are not allocated geographically, manufacturing and certain other operations, and costs maintained at the Oilfield Services level.

Corporate items principally comprise nonoperating expenses, such interest on postretirement benefits, stock-based compensation costs, corporate expenses and interest expense (except as shown above), which are not included in the segments’ income. Corporate assets largely comprise short-term investments and fixed income investments, held to maturity.

During the three years ended December 31, 2007, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2007, 2006 and 2005 was $5.6 billion, $5.2 billion and $3.5 billion, respectively.

Interest expense excludes amounts which are included in the segments’ income (2007 – $7 million: 2006 –$6 million: 2005 – $10 million).

Depreciation & Amortization and Capital Expenditure include Multiclient seismic data costs.

Part II, Item 8

19.    Pension and Other Benefit Plans

Adoption of SFAS 158

Effective December 31, 2006, Schlumberger adopted the provisions of SFAS 158 (Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)). SFAS 158 requires Schlumberger to recognize the funded status (i.e., the difference between the fair value of plan assets and the benefit obligation) of its defined benefit pension and other postretirement plans (collectively “postretirement benefit plans”) in its Consolidated Balance Sheet, with a corresponding adjustment to Accumulated Other Comprehensive Income, net of tax.

The adjustment to Accumulated Other Comprehensive Income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs which were previously netted against Schlumberger’s postretirement benefit plans’ funded status in the Consolidated Balance Sheet pursuant to the provisions of SFAS 87 (Employers’ Accounting for Pensions) and SFAS 106 (Employer’s Accounting for Postretirement Benefits Other Than Pensions). These amounts are subsequently recognized as net periodic postretirement cost consistent with Schlumberger’s historical accounting policy for amortizing such amounts. The adoption of SFAS 158 had no effect on Schlumberger’s Consolidated Statement of Income for any prior periods, and it will not affect Schlumberger’s operating results in future periods.

Upon the adoption of SFAS 158 on December 31, 2006, Schlumberger’s total liabilities increased by approximately 2% and stockholders’ equity decreased by approximately 3%. The impact on Schlumberger’s total assets was insignificant.

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

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2007	2006	2005

Assumed discount rate	6.00%	5.75%	6.00%
Compensation increases	4.00%	3.00%	3.00%
Return on plan assets	8.50%	8.50%	8.50%

Net pension cost in the United States for 2007, 2006 and 2005, included the following components:

(Stated in millions)

	2007	2006	2005

Service cost – benefits earned during the period	$58	$59	$53
Interest cost on projected benefit obligation	120	112	108
Expected return on plan assets [actual return: 2007 – $212; 2006 – $224; 2005 – $132]	(147)	(134)	(109)
Amortization of prior service cost	7	8	8
Amortization of net loss	26	27	25

Net pension cost	$64	$72	$85

Part II, Item 8

Included in Accumulated Other Comprehensive Income at December 31, 2007 are the following non-cash pretax charges which have not yet been recognized in net periodic pension cost. Also presented is the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2008.

(Stated in millions)

	Amt. recognized in Acc. Other Comp. Income at Dec 31, 2007	Amount expected to be charged to net periodic cost in 2008
Net actuarial losses	$111	$11
Prior service cost	$53	$7

The changes in the projected benefit obligation, plan assets and funded status of the plans on December 31, 2007 and 2006, were as follows:

(Stated in millions)

	2007	2006

Projected benefit obligation at beginning of the year	$2,006	$1,984
Service cost	58	59
Interest cost	120	112
Actuarial (gain)/losses	(57)	(89)
Benefits paid	(97)	(95)
Amendments	–	2
Other	–	33

Projected benefit obligation at end of the year	$2,030	$2,006

Plan assets at market value at beginning of the year	$1,913	$1,588
Actual return on plan assets	212	224
Contributions	152	204
Benefits paid	(97)	(95)
Administrative expense	(10)	(8)

Plan assets at market value at end of the year	$2,170	$1,913

Overfunded/(underfunded) position at end of year	$140	$(93)

The overfunded/(underfunded) position represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels.

The $140 million overfunded position of the United States defined benefit pension plan at December 31, 2007 is included in Other Assets in the accompanying Consolidated Balance Sheet.

The $93 million underfunded position at December 31, 2006 is included in Postretirement Benefits in the accompanying Consolidated Balance Sheet.

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were as follows:

	2007	2006

Assumed discount rate	6.50%	6.00%
Compensation increases	4.00%	3.00%
Return on plan assets	8.50%	8.50%

Part II, Item 8

The following is a breakdown of the plan assets:

(Stated in millions)
	2007	2006

US equity securities	$990	$905
Non-US equity securities	433	449
Fixed income securities	563	374
Cash and cash equivalents	38	85
Other investments	146	100

	$2,170	$1,913

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

As at December 31, 2007, there was no investment of plan assets in Schlumberger common stock.

The expected long-term rate of return on assets is 8.5%. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumption is reviewed annually.

The expected benefits to be paid under the plan are as follows:

(Stated in millions)

2008	$99
2009	$100
2010	$102
2011	$105
2012	$109
2013 – 2017	$616

No plan assets are expected to be returned to Schlumberger during the year ending December 31, 2008.

Although not required to make any contributions to its US qualified pension plans in 2008, Schlumberger currently expects to make contributions in 2008 of between $50 million and $100 million.

Other Defined Benefit Pension Plans

In addition to the previously disclosed United States defined benefit pension plans, Schlumberger sponsors several other defined benefit pension plans. Charges to expense for these plans were $58 million, $49 million and $50 million in 2007, 2006 and 2005, respectively, and are based upon costs computed by actuaries.

The most significant of these other defined benefit pension plans is in the UK, which covers employees hired prior to April 1, 1999.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense were as follows:

	2007	2006	2005

Assumed discount rate	5.20%	4.90%	5.40%
Compensation increases	4.50%	4.20%	4.10%
Return plan assets	8.00%	8.00%	8.00%

Net pension cost in the UK plan for 2007, 2006 and 2005 (translated into US dollars at the average exchange rate for the periods), included the following components:

Part II, Item 8

(Stated in millions)
	2007	2006	2005

Service cost – benefits earned during the period	$35	$26	$25
Interest cost on projected benefit obligation	52	42	38
Expected return on plan assets [actual return: 2007 – $57; 2006 – $50; 2005 – $106]	(67)	(53)	(45)
Amortization of net loss & other	18	17	13

Net pension cost	$38	$32	$31

Included in Accumulated Other Comprehensive Income at December 31, 2007 are the following non-cash pretax charges which have not yet been recognized in net periodic pension cost. Also presented is the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2008.

(Stated in millions)
	Amt. recognized in Acc. Other Comp. Income at Dec. 31, 2007	Amount expected to be charged to net periodic cost in 2008

Net actuarial losses	$251	$12
Prior service cost	$5	$1

The changes in the projected benefit obligation, plan assets and funded status of the plan (translated into US dollars at year-end exchange rates) were as follows:

(Stated in millions)
	2007	2006

Projected benefit obligation at beginning of the year	$991	$801
Service cost	35	26
Interest cost	52	42
Contributions by Plan participants	2	2
Actuarial (gain) losses	(30)	33
Currency effect	26	109
Benefits paid	(25)	(23)
Other	12	1

Projected benefit obligation at end of the year	$1,063	$991

Plan assets at market value at beginning of the year	$810	$647
Actual return on plan assets	57	50
Currency effect	21	87
Employer contributions	98	47
Employee contributions	2	2
Benefits paid	(25)	(23)
Other	14	–

Plan assets at market value at end of the year	$977	$810

Underfunded position at end of year	$(86)	$(181)

The underfunded position of the UK defined benefit pension plans is included in Postretirement Benefits in the accompanying Consolidated Balance Sheet at December 31, 2007 and 2006, respectively.

The assumed discount rate and rate of compensation increases used to determine the projected benefit obligation were as follows:

	2007	2006

Assumed discount rate	5.80%	5.20%
Compensation increases	4.90%	4.50%

Part II, Item 8

The following is a breakdown of the plan assets:

(Stated in millions)
	2007	2006

Equity securities	$652	$542
Fixed income securities	197	155
Index linked gilts	102	74
Other investments	26	39

	$977	$810

The expected benefits to be paid under the plan are as follows:

(Stated in millions)
2008	$21
2009	$23
2010	$26
2011	$28
2012	$31
2013 – 2017	$206

Contributions to the UK plan in 2008 are expected to be between $40 million and $80 million.

Other Deferred Benefits

In addition to providing defined pension benefits, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $408 million, $351 million and $280 million in 2007, 2006 and 2005, respectively.

Health Care Benefits

Schlumberger and its United States subsidiary provide health care benefits for certain active employees. The costs of providing these benefits are expensed when incurred, and aggregated $80 million, $72 million and $65 million in 2007, 2006 and 2005, respectively. Outside the United States, such benefits are mostly provided through government-sponsored programs.

Postretirement Benefits Other than Pensions

Schlumberger and its United States subsidiary provide certain health care benefits to former employees who have retired.

The principal actuarial assumptions used to measure costs were a discount rate of 6.00% in 2007, 5.75% in 2006 and 6.00% in 2005. The overall medical cost trend rate assumption is 9% graded to 6% over the next four years and 5% thereafter.

Net periodic postretirement benefit cost in the United States for 2007, 2006 and 2005, included the following components:

(Stated in millions)
	2007	2006	2005

Service cost – benefits earned during the period	$22	$26	$29
Interest cost on accumulated postretirement benefit obligation	47	45	45
Expected return on plan assets	(2)	–	–
Amortization of prior service cost	(27)	(28)	(14)
Amortization of net loss	13	16	11

	$53	$59	$71

Part II, Item 8

Included in Accumulated Other Comprehensive Income at December 31, 2007 are the following non-cash pretax charges which have not yet been recognized in net periodic postretirement benefit cost. Also presented is the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic postretirement benefit cost during the year ending December 31, 2008.

(Stated in millions)
	Amt. recognized in Acc. Other Comp. Income at Dec. 31, 2007	Amount expected to be charged to net periodic cost in 2008
Net actuarial losses	$142	$7
Prior service cost	$(119)	$(27)

The change in accumulated postretirement benefit obligation and funded status on December 31, 2007 and 2006, was as follows:

(Stated in millions)
	2007	2006

Accumulated postretirement benefit obligation at beginning of the year	$785	$785
Service cost	22	26
Interest cost	48	45
Actuarial gains	(35)	(40)
Benefits paid	(28)	(31)

Accumulated postretirement benefit obligation at the end of the year	$792	$785

Plan assets at market value at beginning of the year	$23	$–
Contributions	42	53
Actual return on plan assets	2	1
Benefits paid	(28)	(31)

Plan assets at market value at the end of the year	$39	$23

Underfunded position at end of year	$(753)	$(762)

The underfunded position is included in Postretirement Benefits in the Consolidated Balance Sheet.

The components of the accumulated postretirement benefit obligation on December 31, 2007 and 2006, were as follows:

(Stated in millions)
	2007	2006

Retirees	$403	$418
Fully eligible	255	217
Actives	134	150

	$792	$785

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 6.50% for 2007 and 6.00% for 2006.

The overall medical cost trend rate assumption used to determine the accumulated postretirement benefit obligation for both 2007 and 2006 was 9% graded to 6% over the next four years and 5% thereafter.

If the assumed medical cost trend rate was increased by one percentage point per annum, health care cost in 2007 would have been $68 million, and the accumulated postretirement benefit obligation would have been $929 million on December 31, 2007.

If the assumed medical cost trend rate was decreased by one percentage point per annum, health care cost in 2007 would have been $45 million, and the accumulated postretirement benefit obligation would have been $712 million on December 31, 2007.

Part II, Item 8

The expected payments to be paid under the plan are as follows and are net of the annual Medicare Part D subsidy, which ranges from $3 million to $6 million per year:

(Stated in millions)
2008	$35
2009	$37
2010	$40
2011	$43
2012	$45
2013 – 2017	$263

20.    Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)
Year ended December 31,	2007	2006	2005

Interest	$269	$234	$196
Income taxes	$1,127	$997	$446

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
As at December 31,	2007	2006

Payroll, vacation and employee benefits	$1,076	$898
Trade	1,554	1,311
Other	1,921	1,639

	$4,551	$3,848

Interest and other income includes the following:

(Stated in millions)
Year ended December 31,	2007	2006	2005

Interest income	$162	$117	$100
Equity in net earnings of affiliated companies	244	179	109
Gain on sale of workover rigs	25	–	–
Gain on sale of facility in Montrouge, France	–	–	163
Gain on sale of Hanover Compressor stock	–	–	21
Loss on liquidation of investments to fund the WesternGeco transaction	–	(9)	–
Sales of assets	–	–	15

	$431	$287	$408

Allowance for doubtful accounts is as follows:

(Stated in millions)
Year ended December 31,	2007	2006	2005

Balance at beginning of year	$115	$103	$114
Provision	9	24	25
Amounts written off	(38)	(12)	(34)
Other	–	–	(2)

Balance at end of year	$86	$115	$103

Part II, Item 8

Management’s Report on Internal Control Over Financial Reporting

The management of Schlumberger Limited is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) of the Securities Exchange Act of 1934, as amended. Schlumberger Limited’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Schlumberger Limited management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger Limited’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Part II, Item 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 74 of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006. Additionally, as discussed in Note 19 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans on December 31, 2006. Furthermore, as discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007.

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

Part II, Item 8

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Houston, Texas February 13, 2008

Part II, Item 8, 9, 9A, 9B

Quarterly Results

(UNAUDITED)

The following table summarizes Schlumberger’s results for each of the four quarters for the years ended December 31, 2007 and 2006.

(Stated in millions except per share amounts)
	Revenue[5]	Gross Margin[3,5]	Net Income[4,5]	Earnings per share[4,5]
				Basic	Diluted
Quarters-2007
First	$5,464	$1,842	$1,181	$1.00	$0.96
Second	5,639	1,902	1,258	1.06	1.02
Third	5,926	2,021	1,354	1.13	1.09
Fourth[1]	6,248	2,030	1,383	1.16	1.12

	$23,277	$7,795	$5,177	$4.36	$4.20

Quarters-2006
First	$4,239	$1,247	$723	$0.61	$0.59
Second[2]	4,687	1,435	857	0.72	0.69
Third	4,955	1,593	1,000	0.84	0.81
Fourth	5,350	1,772	1,131	0.96	0.92

	$19,230	$6,048	$3,710	$3.14	$3.01

1.	Net income includes an after-tax credit of $17 million.
2.	Net income includes after-tax charges of $43 million.
3.	Gross margin equals Revenue less Cost of goods sold & services.
4.	Due to rounding, the addition of earnings per share by quarter may not equal total earnings per share for the year.
5.	Due to rounding, the addition of revenue, gross margin, net income and earnings per share by quarter may not equal the total for the year.

*	Mark of Schlumberger

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures. Based upon Schlumberger’s evaluation, the CEO and the CFO have concluded that, as of December 31, 2007, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Schlumberger files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

See page 74 of this Report for Management’s Report on Internal Control Over Financial Reporting.

Item 9B.    Other Information.

None.

Part III, Item 10, 11, 12, 13, 14

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 4. Submission of Matters to a Vote of Security Holders – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s Proxy Statement to be filed with the SEC for the 2008 Annual General Meeting of Stockholders is incorporated herein by reference.

Schlumberger has adopted a Code of Ethics that applies to all of it directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Schlumberger’s Code of Ethics is posted on its corporate governance website located at www.slb.com/ir. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on Schlumberger’s corporate governance website located at www.slb.com/ir.

Item 11.    Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” “Compensation Committee Report” and “Director Compensation” in Schlumberger’s Proxy Statement to be filed with the SEC with respect to the 2008 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in Schlumberger’s Proxy Statement to be filed with the SEC with respect to the 2008 Annual General Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The information under the caption “Equity Compensation Plan Information” in Schlumberger’s Proxy Statement to be filed for the 2008 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s Proxy Statement to be filed with the SEC for the 2008 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s Proxy Statement to be filed with the SEC for the 2008 Annual General Meeting of Stockholders is incorporated herein by reference.

Part IV, Item 15

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Page(s)
(1) Financial Statements

ConsolidatedStatement of Income for the three years ended December 31, 2007	38

ConsolidatedBalance Sheet at December 31, 2007 and 2006	39

ConsolidatedStatement of Cash Flows for the three years ended December 31, 2007	40

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2007	41 and 42

Notes to Consolidated Financial Statements	43 to 74

Report of Independent Registered Public Accounting Firm	75 and 76

Quarterly Results (Unaudited)	77

Financial statements of 20% – 50% owned companies accounted for under the equity method andunconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets orincome.

(2) Financial Statement Schedules not required

(3) The following Exhibits are filed herewith or incorporated by reference, as indicated in the Index to Exhibits:

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 12, 2006	Exhibit 3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on April 21, 2005	Exhibit 3.2

Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank N.A., as Trustee	Exhibit 4.3

First Supplemental Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee	Exhibit 4.4

Schlumberger is party to a number of other long-term debt agreements that, pursuant to Regulation S-K,
Item 601(b)(4)(iii), are not filed as exhibits. Schlumberger agrees to furnish copies of these agreements tothe Commission upon its request.

Schlumberger 1994 Stock Option Plan,* as amended	Exhibit 10.1

Second Amendment to Schlumberger 1994 Stock Option Plan*	Exhibit 10.2

Third Amendment to Schlumberger 1994 Stock Option Plan*	Exhibit 10.3

Schlumberger Limited Supplementary Benefit Plan,* as amended	Exhibit 10.4

First Amendment to Schlumberger Limited Supplementary Benefit Plan	Exhibit 10.5

Schlumberger 1989 Stock Incentive Plan,* as amended	Exhibit 10.6

Third Amendment to Schlumberger 1989 Stock Incentive Plan*	Exhibit 10.7

Schlumberger Limited Restoration Savings Plan	Exhibit 10.8

*	Compensatory plan or agreement required to be filed as an exhibit.

Part IV, Item 15

Page(s)

First Amendment to Schlumberger Limited Restoration Savings Plan*	Exhibit 10.9

Schlumberger 1998 Stock Option Plan*	Exhibit 10.10

First Amendment to Schlumberger 1998 Stock Option Plan*	Exhibit 10.11

1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc.; Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Non-Employee Directors *

Exhibit 10.12

Schlumberger 2001 Stock Option Plan*	Exhibit 10.13

Schlumberger 2005 Stock Incentive Plan*	Exhibit 10.14

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors*	Exhibit 10.15

Form of Option Agreement, Incentive Stock Option	Exhibit 10.16

Form of Option Agreement, Non-Qualified Stock Option	Exhibit 10.17

Employment Agreement dated July 21, 2005, and effective as of August 1, 2005, between Schlumberger Limited and Frank A. Sorgie	Exhibit 10.18

Employment Agreement dated January 18, 2007, and effective as of March 1, 2007, between Schlumberger Limited and Jean-Marc Perraud	Exhibit 10.19

Form of Indemnification Agreement	Exhibit 10.20

Subsidiaries	Exhibit 21

Consent of Independent Registered Public Accounting Firm	Exhibit 23

Powers of Attorney:

Philippe Camus, Jamie S. Gorelick, Andrew Gould, Tony Isaac, Nikolay Kudryavtsev, Adrian Lajous, Michael E. Marks, Didier Primat , Leo Rafael Reif, Tore I. Sandvold, Nicolas Seydoux and Linda G. Stuntz – dated January 17, 2008

Power of Attorney:

Rana Talwar-dated January 24, 2008

Exhibit 24.1 Exhibit 24.2

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

Date: February 13, 2008	SCHLUMBERGER LIMITED

	By:	/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director, Chairman and Chief Executive Officer
Andrew Gould	(Principal Executive Officer)

/s/ SIMON AYAT	Executive Vice President and Chief Financial Officer
Simon Ayat	(Principal Financial Officer)

/s/ HOWARD GUILD	Chief Accounting Officer
Howard Guild	(Principal Accounting Officer)

*	Director
Philippe Camus

*	Director
Jamie S. Gorelick

*	Director
Tony Isaac

*	Director
Nikolay Kudryavtsev

*	Director
Adrian Lajous

*	Director
Michael E. Marks

*	Director
Didier Primat

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Nicolas Seydoux

*	Director
Linda G. Stuntz

*	Director
Rana Talwar

/S/ ELLEN SUMMER	February 13, 2008
*By Ellen Summer Attorney-in-Fact

INDEX TO EXHIBITS

	Exhibit	Page
Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 12, 2006 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)	3.1	–

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on April 21, 2005 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	3.2	–

Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.3	–

First Supplemental Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.4	–

Schlumberger 1994 Stock Option Plan, as amended on January 5, 1995 (incorporated by reference to Exhibit 10(a) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1995)	10.1	–

Second Amendment to Schlumberger 1994 Stock Option Plan (incorporated by reference to Exhibit 10(b) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1999)	10.2	–

Third Amendment to Schlumberger 1994 Stock Option Plan (incorporated by reference to Exhibit 10(c) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1999)	10.3	–

Schlumberger Limited Supplementary Benefit Plan, as amended on January 1, 1995 (incorporated by reference to Exhibit 10(b) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1996)	10.4	–

First Amendment to Schlumberger Limited Supplementary Benefit Plan, dated January 1, 2004 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2006)	10.5	_

Schlumberger 1989 Stock Incentive Plan, as amended by First and Second Amendments thereto (incorporated by reference to Exhibit 10(c) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1995)	10.6	–

Third Amendment to Schlumberger 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1999)	10.7	–

Schlumberger Limited Restoration Savings Plan (incorporated by reference to Exhibit 10(f) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1995)	10.8	–

First Amendment to Schlumberger Limited Restoration Savings Plan, dated January 1, 2004 (incorporated by reference to Exhibit 10.9 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2006)	10.9	_

Schlumberger 1998 Stock Option Plan (incorporated by reference to Exhibit 10(g) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1997)	10.10	–

First Amendment to Schlumberger 1998 Stock Option Plan (incorporated by reference to Exhibit 10(i) to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 1999)	10.11	–

		Exhibit	Page
1997 Long-Term Incentive Plan of Camco International Inc.; Long-Term Incentive Plan of Camco International Inc.; Production Operators Corp. 1992 Long-Term Incentive Plan; Camco 1996 Savings Related Share Option Scheme; Camco International Inc. Amended and Restated Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10 to Schlumberger’s Registration Statement on Form S-8 filed on August 31, 1998)		10.12	–

Schlumberger 2001 Stock Option Plan (incorporated by reference to Exhibit C to Schlumberger’s definitive proxy statement for the 2001 Annual General Meeting of Stockholders held on April 11, 2001)		10.13	–

Schlumberger 2005 Stock Incentive Plan (incorporated by reference to Appendix 1 to Schlumberger’s definitive proxy statement for the 2006 Annual General Meeting of Stockholders held on April 12, 2006)		10.14	–

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)		10.15	–

Form of Option Agreement, Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006)		10.16	–

Form of Option Agreement, Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006)		10.17	–

Employment Agreement, dated July 21, 2005 and effective as of August 1, 2005, between Schlumberger Limited and Frank A. Sorgie (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on July 25, 2005)		10.18	–

Employment Agreement, dated January 18, 2007 and effective as of March 1, 2007, between Schlumberger Limited and Jean-Marc Perraud (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 22, 2007)		10.19	–

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)		10.20	–

Subsidiaries		21	85

Consent of Independent Registered Public Accounting Firm		23	86

Powers of Attorney Philippe Camus Jamie S. Gorelick Andrew Gould Tony Isaac Nikolay Kudryavtsev Adrian Lajous Michael E. Marks Didier Primat Leo Rafael Reif Tore I. Sandvold Nicolas Seydoux Linda G. Stuntz	dated: January 17, 2008	24.1	87

Rana Talwar	dated: January 24, 2008	24.2	88

	Exhibit	Page
Additional Exhibits:

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1	89

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2	90

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1	91

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2	92