Form 10-Q
period 2008-03-31
SCHLUMBERGER LTD /NV/
filed 2008-04-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
March 31, 2008	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (713) 513-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES ☒            NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐            NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,193,086,947

SCHLUMBERGER LIMITED

First Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Stated in thousands except per share amounts)
Revenue	$6,289,873	$5,464,405
Interest & other income	102,230	83,623
Expenses
Cost of goods sold & services	4,358,295	3,622,344
Research & engineering	191,031	167,098
Marketing	22,968	16,683
General & administrative	138,332	119,250
Interest	66,041	68,147

Income from Continuing Operations before taxes and minority interest	1,615,436	1,554,506
Taxes on income	308,587	373,679

Income from Continuing Operations before minority interest	1,306,849	1,180,827
Minority interest	(6,395)	—

Income from Continuing Operations	1,300,454	1,180,827
Income from Discontinued Operations	37,850	—

Net Income	$1,338,304	$1,180,827

Basic earnings per share:
Income from Continuing Operations	$1.09	$1.00
Income from Discontinued Operations	0.03	—

Net Income	$1.12	$1.00

Diluted earnings per share:
Income from Continuing Operations	$1.06	$0.96
Income from Discontinued Operations	0.03	—

Net Income	$1.09	$0.96

Average shares outstanding:
Basic	1,195,995	1,178,453
Assuming dilution	1,233,244	1,236,491

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)
	(Stated in thousands)
ASSETS
CURRENT ASSETS
Cash	$145,093	$197,233
Short-term investments	3,008,346	2,971,800
Receivables less allowance for doubtful accounts
(2008—$87,578; 2007—$85,780)	5,781,455	5,361,114
Inventories	1,763,169	1,638,192
Deferred taxes	172,316	182,562
Other current assets	775,581	704,482

	11,645,960	11,055,383
FIXED INCOME INVESTMENTS, HELD TO MATURITY	423,688	440,127
INVESTMENTS IN AFFILIATED COMPANIES	1,507,183	1,412,189
FIXED ASSETS LESS ACCUMULATED DEPRECIATION	8,350,827	8,007,991
MULTICLIENT SEISMIC DATA	220,267	182,282
GOODWILL	5,172,562	5,142,083
INTANGIBLE ASSETS	875,206	902,700
DEFERRED TAXES	206,562	214,745
OTHER ASSETS	552,114	495,872

	$28,954,369	$27,853,372

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,474,466	$4,550,728
Estimated liability for taxes on income	1,002,843	1,071,889
Dividend payable	252,525	210,599
Long-term debt—current portion	590,567	638,633
Convertible debentures	306,579	353,408
Bank & short-term loans	682,303	679,594

	7,309,283	7,504,851
CONVERTIBLE DEBENTURES	415,770	415,897
OTHER LONG-TERM DEBT	3,737,656	3,378,569
POSTRETIREMENT BENEFITS	830,882	840,311
OTHER LIABILITIES	827,675	775,975

	13,121,266	12,915,603

MINORITY INTEREST	50,455	61,881

STOCKHOLDERS’ EQUITY:
Common stock	4,341,222	4,136,363
Income retained for use in the business	16,548,940	15,461,767
Treasury stock at cost	(3,999,359)	(3,549,243)
Accumulated other comprehensive loss	(1,108,155)	(1,172,999)

	15,782,648	14,875,888

	$28,954,369	$27,853,372

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Stated in thousands)
Cash flows from operating activities:
Net Income	$1,338,304	$1,180,827
Less: Income from discontinued operations	(37,850)	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	516,689	440,977
Earnings of companies carried at equity, less dividends received	(56,590)	(48,961)
Deferred income taxes	27,448	(30,360)
Stock-based compensation expense	40,836	36,734
Provision for losses on accounts receivable	4,890	9,028
Change in assets and liabilities (2)
Increase in receivables	(349,124)	(455,205)
Increase in inventories	(124,823)	(175,775)
Increase in other current assets	(121,663)	(63,004)
Decrease in accounts payable and accrued liabilities	(26,133)	(175,472)
(Decrease) increase in estimated liability for taxes on income	(53,820)	280,029
Other—net	(28,268)	17,968

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,129,896	1,016,786

Cash flows from investing activities:
Purchase of fixed assets	(751,776)	(553,460)
Multiclient seismic data capitalized	(80,602)	(61,608)
Business acquisitions and investments	(24,267)	(18,172)
(Purchases) sale of investments, net	(6,345)	314,674
Other	(50,473)	(52,887)

NET CASH USED BY INVESTING ACTIVITIES	(913,463)	(371,453)

Cash flows from financing activities:
Dividends paid	(209,204)	(147,326)
Proceeds from employee stock purchase plan	12,989	10,004
Proceeds from exercise of stock options	65,763	174,315
Stock option windfall tax benefit	88,038	26,284
Stock repurchase program	(564,302)	(332,437)
Proceeds from issuance of long-term debt	342,444	49,261
Repayment of long-term debt	(72,321)	(469,243)
Net increase in short-term debt	3,698	13,163

NET CASH USED IN FINANCING ACTIVITIES	(332,895)	(675,979)

Cash flow from discontinued operations—operating activities	63,382	—

Net decrease in cash before translation effect	(53,080)	(30,646)
Translation effect on cash	940	149
Cash, beginning of period	197,233	165,817

CASH, END OF PERIOD	$145,093	$135,320

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Retained Income	Accumulated Other Comprehensive Income (Loss)			Comprehensive Income (Loss)
				Marked to Market	Deferred Employee Benefits Liabilities	Translation Adjustment
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2008	$4,136,363	$(3,549,243)	$15,461,767	$31,627	$(383,741)	$(820,885)
Net income			1,338,304				$1,338,304
Derivatives marked to market, net of tax				40,749			40,749
Translation adjustment						8,664	8,664
Amortization of prior service cost, net of tax					(3,129)		(3,129)
Amortization of actuarial net loss, net of tax					8,439		8,439
Other	(64)				10,121		10,121
Dividends declared ($0.21 per share)			(251,131)
Stock repurchase plan		(564,302)
Proceeds from employee stock purchase plan	52,436	25,083
Proceeds from shares sold to optionees, less shares exchanged	10,168	55,595
Stock-based compensation cost	40,836
Shares issued on conversion of debentures	13,445	33,508
Tax benefits on stock options	88,038

Balance, March 31, 2008	$4,341,222	$(3,999,359)	$16,548,940	$72,376	$(368,310)	$(812,221)	$1,403,148

See Notes to Consolidated Financial Statements

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Outstanding
Balance, January 1, 2008	1,334,212,164	(138,595,840)	1,195,616,324
Employee stock purchase plan	—	979,272	979,272
Stock repurchase plan	—	(6,953,300)	(6,953,300)
Shares sold to optionees, less shares exchanged	—	2,146,617	2,146,617
Shares issued on conversion of debentures	—	1,298,034	1,298,034

Balance, March 31, 2008	1,334,212,164	(141,125,217)	1,193,086,947

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The December 31, 2007 balance sheet information has been derived from the audited 2007 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 13, 2008.

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

2.	Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations:

	First Quarter 2008			First Quarter 2007
	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$1,300,454	1,195,995	$1.09	$1,180,827	1,178,453	$1.00

Assumed conversion of debentures	4,010	18,871		7,197	38,209
Assumed exercise of stock options	—	17,231		—	18,967
Unvested restricted stock	—	1,147		—	862

Diluted	$1,304,464	1,233,244	$1.06	$1,188,024	1,236,491	$0.96

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee stock options to purchase approximately 809,500 and 624,000 shares of common stock at March 31, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive.

3.	Investments in Affiliated Companies

The MI-SWACO drilling fluids joint venture is owned 40% by Schlumberger and 60% by Smith International, Inc. Schlumberger records income from this joint venture using the equity method of accounting. The Schlumberger investment in the joint venture at March 31, 2008 was $1.22 billion and at December 31, 2007 was $1.17 billion. Schlumberger’s equity income from this joint venture, which is recorded one month in arrears, was $51 million for the first quarter of 2008 and $38 million for the first quarter of 2007.

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

4.	Inventory

A summary of inventory follows:

	Mar. 31 2008	Dec. 31 2007
	(Stated in millions)
Raw materials & field materials	$1,638	$1,521
Work in process	135	147
Finished goods	175	145

	1,948	1,813
Less reserves for obsolescence	185	175

	$1,763	$1,638

5.	Fixed Assets

A summary of fixed assets follows:

	Mar. 31 2008	Dec. 31 2007
	(Stated in millions)
Property, plant & equipment	$17,992	$17,345
Less: Accumulated depreciation	9,641	9,337

	$8,351	$8,008

Depreciation and amortization expense relating to fixed assets was $442 million and $348 million during the first quarters of 2008 and 2007, respectively.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2007	$182
Capitalized in period	81
Charged to cost of goods sold & services	(43)

Balance at March 31, 2008	$220

7.	Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

	Mar. 31, 2008			Dec. 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(Stated in millions)
Software	$344	$217	$127	$341	$204	$137
Technology	434	91	343	437	89	348
Customer Relationships	359	41	318	354	34	320
Other	121	34	87	128	30	98

	$1,258	$383	$875	$1,260	$357	$903

Amortization expense charged to income was $32 million during the first quarter of 2008 and $29 million during the first quarter of 2007.

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at March 31, 2008, amortization charged to income for the subsequent five years is estimated to be: remainder of 2008–$84 million; 2009–$98 million; 2010–$88 million; 2011–$80 million; 2012–$74 million and 2013–$60 million.

8.	Stock-Based Compensation

Schlumberger has three types of stock-based compensation programs: stock options, restricted stock and a discounted stock purchase plan (“DSPP”).

The following summarizes stock-based compensation expense recognized in income:

	First Quarter
	2008	2007
	(Stated in millions)
Stock options	$28	$26
Restricted stock	7	5
DSPP	6	6

	$41	$37

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	Income Tax

Pretax book income subject to US and non-US income taxes was as follows:

	First Quarter
	2008	2007
	(Stated in millions)
United States	$349	$485
Outside United States	1,266	1,070

Pretax income	$1,615	$1,555

The components of net deferred tax assets were as follows:

	Mar. 31 2008	Dec. 31 2007
	(Stated in millions)
Postretirement and other long-term benefits	$251	$244
Current employee benefits	25	29
Fixed assets, inventory and other	103	124

	$379	$397

The deferred tax assets at March 31, 2008 and December 31, 2007 are net of valuation allowances relating to net operating losses in certain countries of $227 million and $214 million, respectively. The deferred tax assets presented above are also net of valuation allowances relating to a capital loss carryforward of $147 million at March 31, 2008 ($144 million at December 31, 2007) which expires in 2009 and 2010, and a foreign tax credit carryforward of $55 million, at both March 31, 2008 and December 31, 2007, which expires in 2009 through 2012.

The components of consolidated income tax expense were as follows:

	First Quarter
	2008	2007
	(Stated in millions)
Current:
United States—Federal	$83	$190
United States—State	1	16
Outside United States	198	198

	$282	$404

Deferred:
United States—Federal	$8	$(36)
United States—State	—	7
Outside United States	16	(1)
Valuation allowance	3	—

	$27	$(30)

Consolidated taxes on income	$309	$374

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective income tax rate follows:

	First Quarter
	2008	2007
US federal statutory rate	35%	35%
US state income taxes	1	1
Non US income taxed at different rates	(14)	(10)
Effect of equity method investment	(1)	(1)
Other	(2)	(1)

Effective income tax rate	19%	24%

10.	Contingencies

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

Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. At this time the ultimate disposition of these proceedings is not determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in any of these matters. However, in the opinion of management, any liability that might ensue would not be material in relation to Schlumberger’s consolidated liquidity, financial position or future results of operations.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	FIRST QUARTER 2008					FIRST QUARTER 2007 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$1,419	$247	$—	$116	$363	$1,374	$284	$—	$147	$431
Latin America	922	146	—	39	185	728	131	—	32	163
Europe/CIS/Africa	1,898	417	5	78	500	1,527	359	—	73	432
Middle East & Asia	1,319	403	—	57	460	1,086	333	—	39	372
Elims/Other	47	(16)	—	10	(6)	44	(5)	—	12	7

	5,605	1,197	5	300	1,502	4,759	1,102	—	303	1,405

WesternGeco	676	151	1	44	196	706	187	—	79	266

Elims & Other	9	(25)	—	(36)	(61)	(1)	(75)	—	(8)	(83)

	$6,290	$1,323	$6	$308		$5,464	$1,214	$—	$374

Interest Income					37					34
Interest Expense (2)					(59)					(67)

					$1,615					$1,555

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.
2.	Excludes interest expense included in the segment results ($8 million in 2008; $1 million in 2007).

12.	Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger US plans included the following components:

	First Quarter
	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$15	$14
Interest cost on projected benefit obligation	32	30
Expected return on plan assets	(40)	(37)
Amortization of prior service cost	2	2
Amortization of net loss	6	5

Net pension cost	$15	$14

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net pension cost for the Schlumberger UK plan included the following components:

	First Quarter
	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$9	$8
Interest cost on projected benefit obligation	15	13
Expected return on plan assets	(20)	(16)
Amortization of net loss & other	3	4

Net pension cost	$7	$9

Net postretirement benefit cost for the Schlumberger US plans included the following components:

	First Quarter
	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$6	$6
Interest cost on accumulated postretirement benefit obligation	13	12
Expected return on plan assets	(1)	(1)
Amortization of net loss	3	3
Amortization of prior service cost	(6)	(6)

Net postretirement benefit cost	$15	$14

13.	Discontinued Operations

During the first quarter of 2008, Schlumberger recorded an after-tax gain of $38 million relating to a previously disposed of business that was accounted for as a discontinued operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	First Quarter
	2008	2007 (1)	% change
	(Stated in millions)
Oilfield Services
Revenue	$5,605	$4,759	18%
Pretax Operating Income	$1,502	$1,405	7%

WesternGeco
Revenue	$676	$706	(4)%
Pretax Operating Income	$196	$266	(26)%

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/ Africa Area. Prior period data has been reclassified to conform to the current organizational structure.

Pretax operating income represents the business segments’ income before taxes and minority interest. The pretax operating income excludes corporate expenses, interest income, interest expense, amortization of certain intangible assets, interest on postretirement medical benefits and stock-based compensation costs as these items are not allocated to the segments.

First Quarter 2008 Compared to First Quarter 2007

Revenue for the first quarter of 2008 was $6.29 billion versus $5.46 billion for the same period last year. Income before income taxes and minority interest was $1.62 billion for the three-month period ending March 31, 2008 compared to $1.55 billion for the same period in 2007.

OILFIELD SERVICES

First-quarter revenue of $5.60 billion was 3% higher sequentially and 18% higher year-on-year. Sequential revenue increases were highest in the Canada, US Gulf Coast, South Russia, Australia/Papua New Guinea, West & South Africa and Alaska GeoMarkets*. In addition, double-digit growth rates were recorded by the North Russia, Thailand/Vietnam, Continental Europe and Caspian GeoMarkets. Among the Technologies, demand was strongest for Wireline, Drilling & Measurements, Well Services and Well Testing services. Sequential revenue also grew through inclusion of FRAMO revenue in the Europe/CIS/Africa Area following the acquisition, in the prior quarter, of a majority stake in the company. However, overall sequential growth was moderated by operational delays in the North Sea, project transitions and delays on Integrated Project Management (IPM) activities in Latin America, and seasonal weather-related reductions in the China/Japan/Korea GeoMarket. Lower sales of Schlumberger Information Solutions (SIS), Completions and Artificial Lift Systems products were also recorded following the seasonal highs of the prior quarter.

First-quarter pretax operating income of $1.50 billion decreased 2% sequentially but increased 7% year-on-year. Sequential growth was recorded through demand for high-margin Wireline and Drilling & Measurements services in the US Gulf Coast; strong demand for Wireline and Well Services technologies in Canada; and higher activity levels with a more favorable technology mix in East Mediterranean, Australia/Papua New Guinea and Thailand/Vietnam. However, this growth was more than offset by the impact of the seasonal land access restrictions in US West; a less favorable activity mix in the North Sea; project delays in Peru/Colombia/Ecuador; higher IPM project startup and third-party managed costs in Mexico/Central America; the weather-related slowdown in China/Japan/Korea; and an overall reduction in Completions and Artificial Lift Systems product sales together with reduced high-margin SIS sales across all Areas. These events resulted in an overall pretax operating margin of 26.8% compared to 28.2% in the fourth quarter of 2007 and 29.5% in the first quarter of 2007.

* Mark of Schlumberger

Year-on-year revenue increases were highest in the Europe/CIS/Africa Area led by the West & South Africa, North Russia and Continental Europe GeoMarkets, followed by the Middle East & Asia Area where growth was strongest in the Brunei/Malaysia/Philippines, East Mediterranean and Arabian GeoMarkets. In the Latin America Area, increases were led by Mexico/Central America followed by Brazil. The consolidation of FRAMO also contributed to the year-on-year increase. Growth was also recorded in North America led primarily by the Canada and US Gulf Coast GeoMarkets. Among Oilfield Services Technologies, double-digit growth rates were registered by SIS, IPM, Drilling & Measurements, Artificial Lift Systems, Wireline, Completions and Well Testing.

Year-on-year pretax operating income growth was driven by a more favorable activity mix in the Middle East & Asia, Europe/CIS/Africa and Latin America Areas. This growth was partially offset by pricing declines in well stimulation related activities in North America.

North America

Revenue of $1.42 billion increased 6% sequentially and 3% year-on-year. Pretax operating income of $363 million increased 7% sequentially but decreased 16% year-on-year.

Sequentially, the US Gulf Coast GeoMarket continued to grow following the return of deep-water rigs together with stronger demand for Wireline and Drilling & Measurements exploration services. Growth was also registered in Canada, resulting from a robust winter drilling season with high demand for Wireline and Well Services technologies, as well as in Alaska due to strong demand for exploration-related services. This performance was partially offset by the seasonal land access restrictions in US West, the impact of weather on operations in US North, and lower Completions and SIS product sales across the Area.

Pretax operating margin for the Area increased sequentially from 25.4% to 25.6% due to a more favorable exploration-driven activity mix and higher operating leverage in the US Gulf Coast, Canada and Alaska GeoMarkets. This was partially offset by a lower pricing environment for well-stimulation-related activities in US Central, lower efficiency in US West, and reduced Area-wide high-margin SIS product sales.

The year-on-year revenue growth was primarily due to a strong, exploration-driven, winter drilling season in Canada and higher deep-water activity in the US Gulf Coast. Alaska and US Central also experienced growth due to higher rig count. These increases were partially offset by the impact of the weather delays in US North and pricing declines in well-stimulation-related activities in US West.

Year-on-year pretax operating margins decreased from 31.4% to 25.6% primarily due to pricing declines in well stimulation related activities together with lower operating leverage in the US Land GeoMarkets.

Latin America

Revenue of $922 million decreased 2% sequentially but increased 27% year-on-year. Pretax operating income of $185 million decreased 11% sequentially but increased 14% year-on-year.

Sequential revenue growth was recorded in the Venezuela/Trinidad & Tobago GeoMarket due to higher demand for Drilling & Measurements, Wireline and Well Services technologies together with increased SIS product sales. However, this growth was more than offset by project transitions and delays in Peru/Colombia/Ecuador and Mexico/Central America, and lower Artificial Lift Systems and SIS product sales in Brazil.

Pretax operating margin declined sequentially from 22.1% to 20.1% primarily due to higher IPM project startup and third-party managed costs in the Mexico/Central America GeoMarket. An unfavorable activity mix in both Peru/Colombia/Ecuador and Brazil together with reduced high-margin SIS and Artificial Lift Systems product sales also contributed to this result.

Year-on-year growth in the Area was driven by the startup of IPM projects in Mexico/Central America; increased Completions product sales together with higher demand for Well Services, Well Testing and Wireline technologies in Brazil; exploration-driven growth in Peru/Columbia/Ecuador; and by higher SIS product sales together with increased demand for Wireline, Drilling & Measurements and Well Services technologies in Venezuela/Trinidad & Tobago.

Year-on-year pretax operating margin declined from 22.4% to 20.1% as increased demand for high-margin SIS products and for high-margin Wireline and Well Services technologies in Venezuela/Trinidad/Tobago was more than offset by higher startup costs together with increased contribution from low-margin third party managed services associated with IPM activities in Mexico/Central America.

Europe/CIS/Africa

Revenue of $1.9 billion increased 7% sequentially and 24% year-on-year. Pretax operating income of $500 million increased 1% sequentially and 16% year-on-year.

Sequential revenue growth was driven by higher Artificial Lift Systems product sales and increased market penetration for Well Services technologies in South Russia; strong demand for Well Services technologies in Continental Europe; higher demand for Drilling & Measurements technologies in West & South Africa and the Caspian; higher IPM and Drilling & Measurements activities in North Russia; and by the consolidation of FRAMO revenue. This was partially offset by operational delays in the North Sea GeoMarket, the seasonal impact of winter weather in East Russia, and lower SIS product sales across the Area.

Pretax operating margin declined sequentially from 28.0% to 26.3% due to an unfavorable activity mix in the North Sea, lower-margin Artificial Lift Systems product sales in South Russia, reduced high-margin Area-wide SIS product sales, and the effect of consolidation of FRAMO in the Area.

Year-on-year revenue growth increased due to higher demand for Drilling & Measurement services in West & South Africa, increased IPM project activities in North Russia and increased demand for Drilling & Measurements and Well Services technologies in Continental Europe. The consolidation of Tyumenpromgeofizika revenue following the completion of this acquisition, during the second quarter of 2007, together with the consolidation of FRAMO revenue also contributed to this increase.

Year-on-year pretax operating margin declined from 28.3% to 26.3%, primarily due to a reduction in high margin exploration activity, lower Drilling and Measurements margins in the North Sea on unfavorable weather conditions, and further reductions in Well Services in South Russia and the Caspian. The effect of the consolidation of FRAMO in the Area also contributed to the margin decline.

Middle East & Asia

Revenue of $1.32 billion decreased 2% sequentially but increased 22% year-on-year. Pretax operating income of $460 million decreased 2% sequentially but increased 24% year-on-year.

Sequentially, the Australia/Papua New Guinea GeoMarket grew with exploration-driven demand for Wireline and Well Testing services. Sequential growth was also registered in the Gulf, East Mediterranean and Thailand/Vietnam GeoMarkets with strong demand for Wireline, Well Testing and Well Services technologies. However, this performance was more than offset by the impact of winter weather in the China/Japan/Korea GeoMarket together with lower Completions and Artificial Lift Systems product sales across the Area.

The pretax operating margin of 34.9% was essentially flat compared to the prior quarter with a more favorable activity mix in the Australia/Papua New Guinea, East Mediterranean, Gulf and Thailand/Vietnam GeoMarkets being offset by the slowdown in China/Japan/Korea together with a lower-margin activity mix for Drilling & Measurements services in the Area.

Year-on-year revenue growth resulted from increased demand for Drilling & Measurements, Wireline and Well Testing technologies in Brunei/Malaysia/Philippines, China/Japan/Korea and East Mediterranean GeoMarkets. Strong double-digit growth rates were also recorded in Australia/Papua New Guinea, Qatar, and in India. In addition, higher demand for Wireline and Drilling & Measurements services in Indonesia, Arabian and Gulf GeoMarkets also contributed to this growth. This performance was partially offset by lower activity in Thailand/Vietnam.

Year-on-year pretax margin recorded a modest improvement due to increased overall activity coupled with a more favorable mix of high margin exploration activities in Brunei/Malaysia/Philippines, Australia/ Papua New Guinea and China/Japan/ Korea together with increased demand for high-margin Drilling & Measurements, Wireline and Well Testing technologies in East Mediterranean being partially offset by the lower activity in Thailand/Vietnam and lower operating leverage in India and the Arabian GeoMarket.

WESTERNGECO

First-quarter revenue of $676 million decreased 15% over the prior quarter and 4% compared to the same period last year. Pretax operating income of $196 million decreased 28% sequentially and 26% year-on-year.

Sequentially, Marine revenue increased as both vessel utilization and productivity improved following the vessel dry-docks and the seasonal transits of the prior quarter. Data processing also recorded a sequential increase in revenue, but these increases were more than offset by a significant decrease in Multiclient revenue in North America following the record sales in the previous quarter. The Gulf of Mexico lease sale late in the first quarter, coupled with the increased cost of wide-azimuthal data sets that are fast becoming the norm for new multiclient purchases, delayed new sales activity until customers absorb the results of the March leasing round. Land revenue also declined following project completions in North Africa and lower demand in the Middle East.

Pretax operating margin declined sequentially from 34.1% to 29.1% as the increase in Marine was more than offset by the decline in high-margin Multiclient sales.

Year-on-year Marine revenue grew due to higher efficiency, increased pricing and the addition of the seventh Q-vessel in the fleet. Data Processing also recorded a growth primarily driven by increased demand in North America and Africa. However, these increases were more than offset by the decline in Multiclient sales in North America and lower crew count on Land.

Year-on-year pretax margin declined from 37.7% to 29.1% primarily due to reduced sales of high-margin multiclient data and the lower revenue on Land.

Interest & Other Income

Interest & other income consisted of the following for the first quarter of 2008 and 2007:

	First Quarter
	2008	2007
	(Stated in millions)
Interest income	$37	$35
Equity in net earnings of affiliated companies	65	49

	$102	$84

Equity in Net Earnings of Affiliated Companies

The increase in net earnings of affiliated companies was primarily due to the results of the MI-SWACO drilling fluids joint venture that Schlumberger operates with Smith International, Inc.

Other

Gross margin was 30.7% and 33.7% in 2008 and 2007, respectively. The decrease in gross margin was driven by a less favorable activity mix, seasonal weather related effects and higher start-up and third party managed costs in IPM in Oilfield Services. Lower high-margin multiclient sales in WesternGeco also contributed to this result.

As a percentage of Revenue, Research & engineering, Marketing and General & administrative expenses for the first quarter of 2008 and 2007 were as follows:

	First Quarter
	2008	2007
Research & engineering	3.0%	3.1%
Marketing	0.4%	0.3%
General & administrative	2.2%	2.2%

Research and engineering expenditures, by business segment for the first quarters of 2008 and 2007, were as follows:

	First Quarter
	2008	2007
	(Stated in millions)
Oilfield Services	$159	$136
WesternGeco	28	27
Other	4	4

	$191	$167

The effective tax rate for the first quarter of 2008 was 19.1% compared to 24.0% for the same period in 2007. The decrease in the effective tax rate is primarily attributable to the geographic mix of earnings as both Oilfield Services and WesternGeco had a lower proportion of pretax earnings in North America. In addition, the favorable resolution of tax examinations in a number of countries also contributed to the decrease in the effective tax rate.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt. Details of Net Debt follow:

	Mar. 31 2008	Mar. 31 2007
	(Stated in millions)
Net Debt, beginning of period	$(1,857)	$(2,834)
Net income	1,338	1,181
Excess of equity income	(57)	(49)
Depreciation and amortization (1)	517	441
Increase in working capital	(547)	(568)
Capital expenditures (1)	(832)	(615)
Business acquisitions	(24)	(18)
Dividends paid	(209)	(147)
Proceeds from employee stock plans	79	184
Stock repurchase program	(564)	(332)
Conversion of debentures	47	—
Translation effect on Net Debt	(25)	(1)
Other	(22)	(15)

Net Debt, end of period	$(2,156)	$(2,773)

(1)	Includes Multiclient seismic data costs.

Components of Net Debt	Mar. 31 2008	Mar. 31 2007	Dec. 31 2007
	(Stated in millions)
Cash	$145	$135	$197
Short-term investments	3,008	2,456	2,972
Fixed income investments, held to maturity	424	216	440
Bank loans and current portion of long-term debt	(1,273)	(960)	(1,318)
Convertible debentures	(722)	(1,425)	(769)
Other long-term debt	(3,738)	(3,195)	(3,379)

	$(2,156)	$(2,773)	$(1,857)

Key liquidity events during the first quarters of 2008 and 2007 included:

•

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of its common stock to be acquired in the open market before April 2010, subject to market conditions, of which approximately 36.9 million shares of common stock have been repurchased as of March 31, 2008. It is expected that this share repurchase program will be completed during the second quarter of 2008. The following table summarizes the activity under this share repurchase program during the three months ended March 31, 2008 and 2007, respectively:

	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
	(Stated in thousands, except per share amounts)
2008	$564,302	6,953.3	$81.16

2007	$332,438	5,179.0	$64.19

On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of its common stock to be acquired in the open market before December 31, 2011.

•

Total dividends paid during the three months ended March 31, 2008 and 2007 were $209 million and $147 million, respectively. On January 18, 2008, Schlumberger announced that its Board of Directors approved a 20% increase in the quarterly dividend to $0.21 per share effective commencing with the dividend payable April 4, 2008.

•

Cash flow provided by operations was $1.1 billion in the first quarter of 2008 compared to $1.0 billion in the first quarter of 2007. This improvement was primarily driven by the revenue and consequent net income increases experienced in the first quarter of 2008, partially offset by increases in working capital requirements.

•

Capital expenditures, including multiclient seismic data costs, were $832 million in the first quarter of 2008 compared to $615 million during the first quarter of 2007. Capital expenditures, including multiclient seismic data costs, are expected to approach $4.2 billion in 2008.

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; Schlumberger’s stock repurchase programs; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; project start-up costs and third-party service costs; operational and new equipment delays; seasonal factors and weather-related events; and risks and uncertainties factors detailed in our most recent Form 10-K, this Form 10-Q and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2007. Schlumberger’s exposure to market risk has not changed materially since December 31, 2007.

Item 4.	Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, the CEO and the CFO have concluded that, as of March 31, 2008, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information with respect to Item 1 is set forth under Note 10 Contingencies to the Consolidated Financial Statements.

Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2008, Schlumberger issued 1,294,859 shares of its common stock upon conversion by holders of $46.8 million aggregate principal amount of its 1.5% Series A Convertible Debentures due June 1, 2023 and 3,175 shares of its common stock upon conversion by holders of $127,000 aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a) (9) of the Securities Act of 1933, as amended.

Share Repurchases

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of Schlumberger common stock to be acquired in the open market before April 2010, subject to market conditions. It is expected that this share repurchase program will be completed during the second quarter of 2008.

The following table sets forth certain information with respect to the Schlumberger common stock repurchase program activity for the three months ended March 31, 2008.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
	(Stated in thousands except per share amounts)
January 1 through January 31, 2008	1,264.0	$78.93	1,264.0	8,836.0
February 1 through February 29, 2008	3,266.3	$79.86	3,266.3	5,569.7
March 1 through March 31, 2008	2,423.0	$84.07	2,423.0	3,146.7

	6,953.3	$81.16	6,953.3

In connection with the exercise of stock options under Schlumberger’s incentive compensation plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options or tax withholding obligations. Schlumberger does not view these transactions as implicating the disclosure required under this Item. The number of shares of Schlumberger common stock received from optionholders is immaterial.

On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of common stock to be acquired in the open market before December 31, 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The 2008 Annual General Meeting of Stockholders of Schlumberger Limited (the “Meeting”) was held on April 9, 2008.

(b)	All director nominees were elected.

(c)	At the Meeting, the stockholders of Schlumberger Limited also voted (i) to approve Schlumberger’s Consolidated Balance Sheet as at December 31, 2007, its Consolidated Statement of Income for the year ended December 31, 2007, and the declaration of dividends by the Board of Directors as reflected in the Company’s 2007 Annual Report to Stockholders; (ii) to approve the adopting of the Schlumberger 2008 Stock Incentive Plan; and (iii) to approve the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the accounts of Schlumberger for 2008.

The votes cast were as follows:

Director	Votes Received	Votes Withheld
Phillipe Camus	1,016,108,164	10,234,184
Jamie S. Gorelick	1,014,649,788	11,692,560
Andrew Gould	1,010,086,005	16,256,343
Tony Isaac	1,016,252,714	10,089,634
Nikolay Kudryavtsev	1,016,147,342	10,195,006
Adrian Lajous	1,016,126,976	10,215,372
Michael E. Marks	1,015,372,264	10,970,084
Didier Primat	1,015,385,354	10,956,994
Leo Rafael Reif	1,016,182,817	10,159,531
Tore I. Sandvold	1,015,945,327	10,397,021
Nicolas Seydoux	1,015,903,416	10,438,932
Linda Gillespie Stuntz	1,015,925,760	10,416,588

Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-votes
Financials	980,368,065	2,262,782	43,711,501	—

Schlumberger 2008 Stock Incentive Plan	882,515,290	12,918,055	13,556,521	117,352,482

PricewaterhouseCoopers LLP	1,014,287,673	1,673,442	10,381,233	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 3.1 – Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

Exhibit 3.2 – Amended and Restated Bylaws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

* Exhibit 10.1 – Amended and Restated Schlumberger Limited 2004 Stock and Deferred Plan for Non-employee Directors, effective as of April 19, 2007.

* Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibit 31.2 – Certification of Chief Financial Officer pursuant to 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.2 – Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

SCHLUMBERGER LIMITED (Registrant)

Date: April 23, 2008	/s/ Howard Guild
Howard Guild Chief Accounting Officer and Duly Authorized Signatory