Form 10-Q
period 2008-06-30
SCHLUMBERGER LTD /NV/
filed 2008-07-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
June 30, 2008	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (713) 513-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES ☒            NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐            NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,199,597,272

SCHLUMBERGER LIMITED

Second Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in thousands except per share amounts)
Revenue	$6,746,148	$5,638,762	$13,036,021	$11,103,167
Interest & other income	96,997	97,484	199,227	181,107
Expenses
Cost of goods sold & services	4,608,879	3,736,871	8,967,174	7,359,215
Research & engineering	197,374	174,679	388,405	341,777
Marketing	25,871	19,998	48,839	36,681
General & administrative	146,130	119,066	284,462	238,316
Interest	61,354	66,270	127,395	134,417

Income from Continuing Operations before taxes and minority interest	1,803,537	1,619,362	3,418,973	3,173,868
Taxes on income	377,731	360,883	686,318	734,562

Income from Continuing Operations before minority interest	1,425,806	1,258,479	2,732,655	2,439,306
Minority interest	(5,811)	—	(12,206)	—

Income from Continuing Operations	1,419,995	1,258,479	2,720,449	2,439,306
Income from Discontinued Operations	—	—	37,850	—

Net Income	$1,419,995	$1,258,479	$2,758,299	$2,439,306

Basic earnings per share:
Income from Continuing Operations	$1.19	$1.06	$2.28	$2.06
Income from Discontinued Operations	—	—	0.03	—

Net Income	$1.19	$1.06	$2.31	$2.06

Diluted earnings per share:
Income from Continuing Operations	$1.16	$1.02	$2.22	$1.98
Income from Discontinued Operations	—	—	0.03	—

Net Income	$1.16	$1.02	$2.25	$1.98

Average shares outstanding:
Basic	1,195,162	1,184,243	1,195,578	1,181,348
Assuming dilution	1,230,229	1,240,911	1,231,009	1,237,814

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Jun. 30, 2008	Dec. 31, 2007
	(Unaudited)
	(Stated in thousands)
ASSETS
CURRENT ASSETS
Cash	$185,724	$197,233
Short-term investments	2,714,169	2,971,800
Receivables less allowance for doubtful accounts (2008—$88,284; 2007—$85,780)	6,211,511	5,361,114
Inventories	1,800,479	1,638,192
Deferred taxes	180,592	182,562
Other current assets	804,823	704,482

	11,897,298	11,055,383
FIXED INCOME INVESTMENTS, HELD TO MATURITY	448,687	440,127
INVESTMENTS IN AFFILIATED COMPANIES	1,589,764	1,412,189
FIXED ASSETS LESS ACCUMULATED DEPRECIATION	8,826,709	8,007,991
MULTICLIENT SEISMIC DATA	270,047	182,282
GOODWILL	5,340,115	5,142,083
INTANGIBLE ASSETS	903,083	902,700
DEFERRED TAXES	232,274	214,745
OTHER ASSETS	486,962	495,872

	$29,994,939	$27,853,372

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,768,554	$4,550,728
Estimated liability for taxes on income	961,270	1,071,889
Dividend payable	253,522	210,599
Long-term debt—current portion	602,883	638,633
Convertible debentures	—	353,408
Bank & short-term loans	645,216	679,594

	7,231,445	7,504,851
CONVERTIBLE DEBENTURES	360,730	415,897
OTHER LONG-TERM DEBT	3,757,749	3,378,569
POSTRETIREMENT BENEFITS	837,466	840,311
OTHER LIABILITIES	769,880	775,975

	12,957,270	12,915,603

MINORITY INTEREST	61,253	61,881

STOCKHOLDERS’ EQUITY:
Common stock	4,505,098	4,136,363
Income retained for use in the business	17,716,804	15,461,767
Treasury stock at cost	(4,197,928)	(3,549,243)
Accumulated other comprehensive loss	(1,047,558)	(1,172,999)

	16,976,416	14,875,888

	$29,994,939	$27,853,372

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Stated in thousands)
Cash flows from operating activities:
Net Income	$2,758,299	$2,439,306
Less: Income from discontinued operations	(37,850)	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,072,541	901,909
Earnings of companies carried at equity, less dividends received	(118,971)	(76,588)
Deferred income taxes	(4,334)	(23,910)
Stock-based compensation expense	82,332	70,283
Provision for losses on accounts receivable	8,978	8,393
Change in assets and liabilities (2)
Increase in receivables	(767,573)	(626,999)
Increase in inventories	(159,240)	(260,263)
Increase in other current assets	(149,997)	(34,377)
Increase (decrease) in accounts payable and accrued liabilities	181,477	(19,234)
(Decrease) increase in estimated liability for taxes on income	(110,857)	90,641
(Decrease) increase in postretirement benefits	(2,665)	30,149
Other—net	(22,827)	(12,769)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,729,313	2,486,541

Cash flows from investing activities:
Capital expenditures	(1,644,963)	(1,294,521)
Multiclient seismic data capitalized	(187,632)	(122,222)
Business acquisitions and investments	(182,380)	(143,010)
Sale (purchases) of investments, net	262,856	(72,372)
Other	(104,846)	(124,400)

NET CASH USED BY INVESTING ACTIVITIES	(1,856,965)	(1,756,525)

Cash flows from financing activities:
Dividends paid	(460,335)	(353,573)
Proceeds from employee stock purchase plan	95,782	70,008
Proceeds from exercise of stock options	138,489	334,348
Stock option tax benefits	131,628	52,160
Stock repurchase plan	(1,119,316)	(504,677)
Proceeds from issuance of long-term debt	524,308	198,136
Repayment of long-term debt	(223,913)	(469,061)
Net decrease in short-term debt	(34,543)	(76,970)

NET CASH USED IN FINANCING ACTIVITIES	(947,900)	(749,629)

Cash flow from discontinued operations—operating activities	63,382	—

Net decrease in cash before translation effect	(12,170)	(19,613)
Translation effect on cash	661	351
Cash, beginning of period	197,233	165,817

CASH, END OF PERIOD	$185,724	$146,555

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Retained Income	Accumulated Other Comprehensive Income (Loss)			Comprehensive Income (Loss)
	Common Stock			Marked to Market	Deferred Employee Benefits Liabilities	Translation Adjustment
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2008	$4,136,363	$(3,549,243)	$15,461,767	$31,627	$(383,741)	$(820,885)
Net income			2,758,299				$2,758,299
Derivatives marked to market				6,608			6,608
Translation adjustment						94,258	94,258
Amortization of prior service cost, net of tax					(6,231)		(6,231)
Amortization of actuarial net loss, net of tax					13,895		13,895
Other	(356)				16,911		16,911
Dividends declared ($0.42 per share)			(503,262)
Stock repurchase plan		(1,119,316)
Proceeds from employee stock purchase plan	52,441	25,091
Proceeds from shares sold to optionees, less shares exchanged	22,327	116,162
Shares granted to directors	1,156	453
Stock-based compensation cost	82,332
Shares issued on conversion of debentures	79,207	328,925
Tax benefits on stock options	131,628

Balance, June 30, 2008	$4,505,098	$(4,197,928)	$17,716,804	$38,235	$(359,166)	$(726,627)	$2,883,740

See Notes to Consolidated Financial Statements

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Outstanding
Balance, January 1, 2008	1,334,212,164	(138,595,840)	1,195,616,324
Employee stock purchase plan	—	979,448	979,448
Stock repurchase plan	—	(12,399,962)	(12,399,962)
Shares sold to optionees, less shares exchanged	—	4,246,520	4,246,520
Shares granted to directors	—	16,000	16,000
Shares issued on conversion of debentures	—	11,138,942	11,138,942

Balance, June 30, 2008	1,334,212,164	(134,614,892)	1,199,597,272

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The December 31, 2007 balance sheet information has been derived from the audited 2007 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 13, 2008.

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

2.	Earnings Per Share

The following is a reconciliation from basic earnings per share from continuing operations to diluted earnings per share from continuing operations:

	2008			2007
Second Quarter	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$1,419,995	1,195,162	$1.19	$1,258,479	1,184,243	$1.06

Assumed conversion of debentures	3,436	15,804		6,568	34,440
Assumed exercise of stock options	—	18,070		—	21,361
Unvested restricted stock	—	1,193		—	867

Diluted	$1,423,431	1,230,229	$1.16	$1,265,047	1,240,911	$1.02

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	2008			2007
Six Months	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$2,720,449	1,195,578	$2.28	$2,439,306	1,181,348	$2.06

Assumed conversion of debentures	7,446	17,497		13,765	35,437
Assumed exercise of stock options	—	16,741		—	20,164
Unvested restricted stock	—	1,193		—	865

Diluted	$2,727,895	1,231,009	$2.22	$2,453,071	1,237,814	$1.98

During the first six months of 2008, the $353 million outstanding 1.5% Series A Convertible Debentures due June 1, 2023 and $55 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted into 11.1 million shares of Schlumberger common stock.

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	2008	2007
	(Stated in millions)
Second quarter	0.3	—
Six months	0.7	0.1

3.	Acquisitions

During the first six months of 2008, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for an aggregate amount of $182 million.

4.	Inventory

A summary of inventory follows:

	Jun. 30 2008	Dec. 31 2007
	(Stated in millions)
Raw materials & field materials	$1,496	$1,356
Work in process	144	147
Finished goods	160	135

	$1,800	$1,638

5.	Fixed Assets

A summary of fixed assets follows:

	Jun. 30 2008	Dec. 31 2007
	(Stated in millions)
Property, plant & equipment	$18,758	$17,345
Less: Accumulated depreciation	9,931	9,337

	$8,827	$8,008

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depreciation and amortization expense relating to fixed assets were as follows:

	2008	2007
	(Stated in millions)
Second Quarter	$467	$365
Six Months	$909	$713

6.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2007	$182
Capitalized in period	188
Charged to cost of goods sold & services	(100)

Balance at June 30, 2008	$270

7.	Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2008 were as follows:

	Oilfield Services	Western Geco	Total
	(Stated in millions)
Balance at December 31, 2007	$4,185	$957	$5,142
Additions	49	58	107
Impact of foreign currency	91	—	91

Balance at June 30, 2008	$4,325	$1,015	$5,340

8.	Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

	Jun. 30, 2008			Dec. 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(Stated in millions)
Software	$351	$227	$124	$341	$204	$137
Technology	470	98	372	437	89	348
Customer Relationships	369	48	321	354	34	320
Other	124	38	86	128	30	98

	$1,314	$411	$903	$1,260	$357	$903

Amortization expense charged to income was as follows:

	2008	2007
	(Stated in millions)
Second Quarter	$32	$32
Six Months	$64	$62

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at June 30, 2008, amortization charged to income for the subsequent five years is estimated to be: remainder of 2008–$65 million; 2009–$104 million; 2010–$95 million; 2011–$88 million; 2012–$78 million and 2013–$64 million.

9.	Stock-Based Compensation

Schlumberger has three types of stock-based compensation programs: stock options, restricted stock and a discounted stock purchase plan (“DSPP”).

The following summarizes stock-based compensation expense recognized in income:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
Stock options	$28	$23	$56	$50
Restricted stock	7	5	14	9
DSPP	6	6	12	11

	$41	$34	$82	$70

10.	Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
United States	$385	$474	$734	$959
Outside United States	1,419	1,145	2,685	2,215

	$1,804	$1,619	$3,419	$3,174

The components of net deferred tax assets were as follows:

	Jun. 30 2008	Dec. 31 2007
	(Stated in millions)
Postretirement and other long-term benefits	$272	$244
Current employee benefits	29	29
Fixed assets, inventory and other	112	124

	$413	$397

The deferred tax assets at June 30, 2008 and December 31, 2007 are net of valuation allowances relating to net operating losses in certain countries of $212 million and $214 million, respectively. The deferred tax assets presented above are also net of valuation allowances relating to a capital loss carryforward of $146 million at June 30, 2008 ($144 million at December 31, 2007) which expires in 2009 and 2010, and a foreign tax credit carryforward of $55 million, at both June 30, 2008 and December 31, 2007, which expires in 2009 through 2012.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of consolidated income tax expense were as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
Current:
United States—Federal	$132	$138	$215	$328
United States—State	12	11	13	27
Outside United States	265	206	462	404

	$409	$355	$690	$759

Deferred:
United States—Federal	$(7)	$11	$1	$(25)
United States—State	—	—	—	7
Outside United States	(11)	5	5	4
Valuation allowance	(13)	(10)	(10)	(10)

	$(31)	$6	$(4)	$(24)

Consolidated taxes on income	$378	$361	$686	$735

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	1	—	1
Non US income taxed at different rates	(12)	(11)	(13)	(10)
Effect of equity method investment	(1)	(1)	(1)	(1)
Other	(1)	(2)	(1)	(2)

Effective income tax rate	21%	22%	20%	23%

11.	Contingencies

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

Schlumberger and its subsidiaries are parties to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. At this time the ultimate dispositions of these proceedings are not determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in any of these matters. However, in the opinion of management, any liability that might ensue would not be material in relation to Schlumberger’s consolidated liquidity, financial position or future results of operations.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	SECOND QUARTER 2008					SECOND QUARTER 2007 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$1,438	$225	$—	$119	$344	$1,339	$289	$—	$128	$417
Latin America	1,056	192	—	51	243	761	148	—	31	179
Europe/CIS/Africa	2,070	462	5	116	583	1,611	372	—	90	462
Middle East & Asia	1,444	478	—	47	525	1,211	381	—	47	428
Elims/Other	58	(8)	—	17	9	52	9	—	18	27

	6,066	1,349	5	350	1,704	4,974	1,199	—	314	1,513

WesternGeco	671	142	1	53	196	665	159	—	57	216

Elims & Other	9	(38)	—	(25)	(63)	—	(68)	—	(10)	(78)

	$6,746	$1,453	$6	$378		$5,639	$1,290	$—	$361

Interest Income (2)					22					34
Interest Expense (3)					(55)					(66)

					$1,804					$1,619

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.
2.	Excludes interest income included in the segment results ($3 million in 2008; $1 million in 2007).
3.	Excludes interest expense included in the segment results ($7 million in 2008; $1 million in 2007).

	SIX MONTHS 2008					SIX MONTHS 2007 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$2,857	$473	$—	$235	$708	$2,713	$573	$—	$275	$848
Latin America	1,978	338	—	90	428	1,489	279	—	63	342
Europe/CIS/Africa	3,967	878	10	194	1,082	3,138	733	—	162	895
Middle East & Asia	2,763	880	—	105	985	2,297	713	—	86	799
Elims/Other	106	(23)	—	26	3	96	3	—	31	34

	11,671	2,546	10	650	3,206	9,733	2,301	—	617	2,918

WesternGeco	1,347	293	2	98	393	1,370	347	—	135	482

Elims & Other	18	(64)	—	(62)	(126)	—	(144)	—	(17)	(161)

	$13,036	$2,775	$12	$686		$11,103	$2,504	$—	$735

Interest Income (2)					59					68
Interest Expense (3)					(113)					(133)

					$3,419					$3,174

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.
2.	Excludes interest income included in the segment results ($4 million in 2008; $2 million in 2007).
3.	Excludes interest expense included in the segment results ($14 million in 2008; $2 million in 2007).

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger US plans included the following components:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$14	$14	$29	$28
Interest cost on projected benefit obligation	33	30	65	60
Expected return on plan assets	(41)	(36)	(81)	(73)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	3	5	9	10

Net pension cost	$10	$14	$25	$28

Net pension cost for the Schlumberger UK plan included the following components:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$9	$9	$18	$17
Interest cost on projected benefit obligation	15	13	30	26
Expected return on plan assets	(20)	(17)	(40)	(33)
Amortization of net loss & other	3	5	7	9

Net pension cost	$7	$10	$15	$19

Net postretirement benefit cost for the Schlumberger US plans included the following components:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$6	$7	$12	$13
Interest cost on accumulated postretirement benefit obligation	13	11	26	23
Expected return on plan assets	—	—	(1)	(1)
Amortization of net loss	2	3	5	6
Amortization of prior service cost	(7)	(8)	(14)	(14)

Net postretirement benefit cost	$14	$13	$28	$27

14.	Discontinued Operations

During the first quarter of 2008, Schlumberger recorded an after-tax gain of $38 million relating to a previously disposed of business that was accounted for as a discontinued operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	Second Quarter			Six Months
	2008	2007 (1)	% change	2008	2007 (1)	% chg
	(Stated in millions)
Oilfield Services
Revenue	$6,066	$4,974	22%	$11,671	$9,733	20%
Pretax Operating Income	$1,704	$1,513	13%	$3,206	$2,918	10%

WesternGeco
Revenue	$671	$665	1%	$1,347	$1,370	(2)%
Pretax Operating Income	$196	$216	(9)%	$393	$482	(19)%

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.

Pretax operating income represents the business segments’ income before taxes and minority interest. The pretax operating income excludes corporate expenses, interest income, interest expense, amortization of certain intangible assets, interest on postretirement medical benefits and stock-based compensation costs as these items are not allocated to the segments.

Second Quarter 2008 Compared to Second Quarter 2007

Revenue for the second quarter of 2008 was $6.75 billion versus $5.64 billion for the same period last year. Income before income taxes and minority interest was $1.80 billion for the three-month period ended June 30, 2008 compared to $1.62 billion for the same period in 2007.

OILFIELD SERVICES

Second-quarter revenue of $6.07 billion was 8% higher sequentially and 22% higher year-on-year. Sequential revenue increases were recorded across all Areas, most notably in the North Sea, US land West, Mexico/Central America, US land Central, Arabian, and Peru/Colombia/Ecuador GeoMarkets*. In addition, double-digit growth rates were recorded by the China/Japan/Korea, Thailand/Vietnam, Australia/Papua New Guinea, US land North, and US Gulf Coast GeoMarkets. Across all Areas demand was particularly strong for Drilling & Measurements, Well Services, and Testing Services technologies.

Revenue increased 22% year-on-year with growth recorded across all Areas. The increase in Europe/CIS/Africa resulted from strong activity-led demand in the North Sea, West & South Africa and Continental Europe GeoMarkets as well as Russia and from the consolidation of Tyumenpromgeofizika and Framo following the acquisition of majority shareholdings in the second and fourth quarters of 2007, respectively. Growth in Latin America was led by the Mexico/Central America and Peru/Columbia/Ecuador GeoMarkets while in the Middle East & Asia growth was highest in the Australia/Papua New Guinea, Arabian and China/Japan/Korea GeoMarkets. In North America, increases were highest in the US land West and Central GeoMarkets. Double-digit growth rates were registered across all Technologies, with the largest increases in Drilling & Measurements, Wireline and Well Services.

Second-quarter pretax operating income of $1.70 billion increased 13% sequentially and 13% year-on-year. Pretax operating margin increased 129 basis points (bps) sequentially to reach 28.1%. The sequential increase was mainly driven by stronger demand for high-margin technologies in the North Sea and US Gulf Coast GeoMarkets, increased demand for higher-margin Wireline and Well Services technologies in the Arabian GeoMarket together with higher operating leverage in the US land GeoMarkets. Growth was also recorded due to increased demand for higher-margin Drilling & Measurements and Wireline technologies offshore, and lower Integrated Project Management (IPM) project start-up costs on land in Mexico/Central America. These increases were partially offset by the impact of the seasonal slowdown of activity in Canada following the spring break-up.

*Mark	of Schlumberger

Year-on-year pretax operating income growth resulted from overall stronger activity levels and a more favorable revenue mix in Europe/CIS/Africa, Middle East & Asia, and Latin America. These increases were partially offset by a decrease in North America that was largely a result of the reduced pricing for certain well-stimulation related activities in the US land GeoMarkets. Oilfield Services pretax operating margins decreased 234 bps as a result of the pricing weakness in North America, the impact of operational delays in the Nigeria & Gulf of Guinea GeoMarket and the effect of the consolidation of Framo and Tyumenpromgeofizika.

North America

Revenue of $1.44 billion increased 1% sequentially and 7% year-on-year. Pretax operating income of $344 million decreased 5% sequentially and 18% year-on-year.

Sequentially, the US land GeoMarkets recorded strong revenue increases, driven by robust demand for Well Services and Wireline technologies in addition to a rebound in activity following the end of seasonal winter weather restrictions. The US Gulf Coast registered strong growth from demand for Drilling & Measurements services and a surge in Completions product sales. These increases were largely offset by the significant seasonal slowdown of activity in Canada.

The year-on-year revenue growth was led by the US land West and Central GeoMarkets on robust demand for Well Services and Drilling & Measurements technologies together with higher Artificial Lift Systems product sales. The US Gulf Coast GeoMarket grew on increased demand for Drilling & Measurements services and strong Completions product sales, while the Canada GeoMarket improved as a result of strong demand for Well Services technologies. These increases were partially offset by a decrease in US land North due to weather-related delays.

Pretax operating margin for the Area decreased sequentially from 25.6% to 23.9% as the higher operating leverage in the US land GeoMarket, and the strong demand for high-margin technologies in the US Gulf Coast GeoMarket, were more than offset by the seasonal slowdown in Canada.

Year-on-year pretax operating margin decreased from 31.2% to 23.9% primarily as a result of reduced pricing for well-stimulation related activities in the US land GeoMarkets.

Latin America

Revenue of $1.06 billion increased 15% sequentially and 39% year-on-year. Pretax operating income of $243 million increased 31% sequentially and 36% year-on-year.

Sequential revenue growth was strong across the Area, led by the Mexico/Central America GeoMarket due to the ramp-up of IPM projects, and higher offshore activity following operational delays in previous quarters. In addition, Peru/Colombia/Ecuador saw significant improvement due to higher demand for Wireline and Drilling & Measurements technologies together with increased gain share in IPM activity in Colombia, while the Venezuela/Trinidad & Tobago GeoMarket benefited from strong demand for Well Services and Wireline technologies. In the Brazil GeoMarket, growth was driven by higher exploration activity and increased SIS product sales. The Argentina/Bolivia/Chile GeoMarket improved on strong demand for Well Services and Wireline technologies; however, growth was partially offset by delays in Argentina.

Year-on-year revenue growth was driven by an increase in IPM projects activity in Mexico/Central America; by higher IPM activity and increased demand for Wireline and Drilling & Measurements services and Artificial Lift Systems products in Peru/Columbia/Ecuador; and by robust demand for Testing Services and Well Services technologies together with higher Completions product sales in Brazil. In addition, Venezuela/Trinidad & Tobago improved on strong demand for Wireline, Well Services and Drilling & Measurements technologies. Argentina/Bolivia/Chile grew as a result of increased demand for Drilling & Measurements and Well Services technologies as well as for Artificial Lift Systems products.

Pretax operating margin improved sequentially by a notable 296 bps to 23.0% primarily due to increased demand for high-margin Drilling & Measurements and Wireline technologies offshore Mexico/Central America and a more favorable activity mix in Peru/Colombia/Ecuador and Brazil. In addition, lower IPM project start-up costs on land in Mexico/Central America also contributed to the improvement.

Year-on-year pretax operating margin was down 55 bps to 23.0% primarily due to a less favorable revenue mix in the Venezuela/Trinidad & Tobago, Argentina/Bolivia/Chile and Brazil GeoMarkets. These negative factors were partially offset by a strong contribution from gain share on IPM projects in Peru/Columbia/Ecuador in addition to higher operating leverage in Mexico/Central America.

Europe/CIS/Africa

Revenue of $2.07 billion increased 9% sequentially and 28% year-on-year. Pretax operating income of $583 million increased 17% sequentially and 26% year-on-year.

Sequential revenue growth was primarily driven by strong demand for all Technologies across the North Sea GeoMarket—in particular for Drilling & Measurements and high-pressure, high-temperature Wireline services. Strong activity for all Technologies in West & South Africa together with increased demand for exploration-related activities in East Russia also contributed to sequential growth. These increases were partially offset by operational delays in the Nigeria & Gulf of Guinea GeoMarket and the seasonal slowdown of activity in the North Russia GeoMarket.

Year-on-year revenue growth was primarily led by the North Sea on strong demand for high-pressure, high-temperature Wireline, Well Services and Drilling & Measurement technologies and for higher exploration-related as well as IPM activity in Russia. The consolidation of Tyumenpromgeofizika and Framo also contributed to the increase in revenue.

Pretax operating margin increased sequentially by 181 bps to 28.2% due to a more favorable activity mix in the North Sea, East Russia, and West & South Africa GeoMarkets. Strengthened IPM activity in South Russia also contributed to the increase.

Year-on-year pretax operating margin decreased from 28.7% to 28.2% as the impact of operational delays in Nigeria & Gulf of Guinea and the effect of the consolidation of Tyumenpromgeofizika and Framo were only partially offset by a more favorable revenue mix in the North Sea, West & South Africa and North Africa GeoMarkets and in Russia.

Middle East & Asia

Revenue of $1.44 billion increased 9% sequentially and 19% year-on-year. Pretax operating income of $525 million increased 14% sequentially and 23% year-on-year.

Sequentially, growth was led by the Arabian GeoMarket with high demand for Well Services and Testing Services technologies together with increased Completions product sales. The China/Japan/Korea GeoMarket experienced a robust rebound in activity following the winter slowdown of the prior quarter, while Australia/Papua New Guinea grew on increased offshore exploration activity that resulted in strong demand for Wireline and Drilling & Measurements services. Growth was also recorded from exploration-related Wireline services in Thailand/Vietnam; from Wireline and Well Services technologies and SIS products sales in the Gulf GeoMarket; and from high demand for Well Services technologies and Artificial Lift Systems products in Indonesia. These increases were partially offset by activity declines in the India and Qatar GeoMarkets.

Year-on-year revenue growth was registered across the Area but most notably in the Australia/Papua New Guinea GeoMarket on increased offshore exploration activity that resulted in strong demand for Wireline, Testing Services and Drilling & Measurements technologies; in the Arabian GeoMarket on increased demand for Testing Services and Drilling & Measurements technologies in addition to increased Completions product sales; and in the China/Japan/Korea GeoMarket on higher rig count resulting in robust demand across all Technologies. In addition, the Gulf GeoMarket grew on increased demand for Well Services and Wireline technologies.

Pretax operating margin improved by 148 bps sequentially to 36.3% due to increased demand for high-margin Wireline, Drilling & Measurements and Well Services technologies in the China/Japan/Korea, Brunei/Malaysia/

Philippines and Gulf GeoMarkets. The improvement was also driven by a more favorable activity mix for exploration-related services in the Australia/Papua New Guinea and Thailand/Vietnam GeoMarkets. These increases were partially offset by the reduced activity in India and Qatar.

Year-on-year pretax operating margin increased from 35.3% to 36.3% primarily as a result of the higher overall activity, a more favorable mix of exploration-related services in Australia/Papua New Guinea and increased demand for higher-margin technologies in China/Japan/Korea. Robust demand for Wireline and Well Services technologies in the Gulf also contributed to the increase.

WESTERNGECO

Second-quarter revenue of $671 million decreased 1% over the prior quarter but was 1% higher than the same period last year. Pretax operating income of $196 million was flat sequentially and 9% lower year-on-year.

Sequentially, Multiclient revenue increased on additional pre-commitments for wide-azimuth surveys in North America as well as pre-commitments on new projects in Norway and Australia, although these increases were partially offset by lower late sales of narrow-azimuth data in North America. Land revenue increased due to improved utilization and productivity in North Africa partially offset by reduced activity in Latin America. Data Processing revenue also recorded a sequential increase—primarily in Europe and India. However, these increases were more than offset by decreased Marine revenue resulting from seasonal vessel transits and vessel transfers to multiclient surveys.

Year-on-year Marine revenue increased as the result of the addition of the seventh Q vessel to the fleet and increased efficiency partially offset by one additional vessel working on a multiclient survey. Data Processing recorded growth on higher demand in Europe/CIS/Africa and Latin America. These increases were partially offset by a decrease in Multiclient sales in North America and lower activity for Land.

Pretax operating margin was essentially flat sequentially at 29.2% as increased contributions from higher Land and Data Processing activity were partially offset by the impact of the Multiclient sales mix in North America.

Year-on-year pretax operating margin declined from 32.5% to 29.2% primarily due to reduced high-margin Multiclient data sales in North America.

Six Months 2008 Compared to Six Months 2007

Six-month revenue for the period ended June 30, 2008 was $13.04 billion versus $11.10 billion for the same period last year. Income before income taxes and minority interest was $3.42 billion in 2008 compared to $3.17 billion for the first six months of 2007.

OILFIELD SERVICES

Six-month revenue of $11.67 billion was 20% higher compared to the same period last year. All Areas recorded revenue growth, most notably in the Mexico/Central America, North Sea, West & South Africa, Peru/Columbia/Ecuador and Australia/Papua New Guinea GeoMarkets as well as in Russia. The consolidation of Framo and Tyumenpromgeofizika also contributed to the increase.

Pretax operating margin decreased from 30.0% to 27.5% primarily as the result of reduced pricing for well-stimulation related activities in the US land GeoMarkets, cost inflation across all Areas and the impact of the consolidation of Tyumenpromgeofizika and Framo.

North America

Revenue of $2.86 billion increased 5% versus the same period last year, led by the Canada GeoMarket as a result of an extended winter drilling season and by the US land Central GeoMarket on strong demand for Drilling & Measurements and Well Services technologies. The US land West GeoMarket registered growth on increased demand for Well Services and Drilling & Measurements technologies coupled with higher Artificial Lift Systems product sales while the US Gulf Coast GeoMarket grew on demand for Drilling & Measurements services and higher Completions product sales. These increases were partially offset by the impact of weather-related delays in the US land North GeoMarket.

Pretax operating margin decreased from 31.3% to 24.8% primarily due to reduced pricing for well stimulation related activities in the US land GeoMarkets and cost inflation across the Area.

Latin America

Revenue of $1.98 billion increased 33% versus the same period last year. Double-digit growth was registered across the Area primarily as the result of increased land activity in IPM projects and higher offshore activity in Mexico/Central America; increased IPM project activity coupled with strong demand for Wireline services and higher Artificial Lift Systems product sales in Peru/Columbia/Ecuador; and a surge in demand for Testing Services and Well Services technologies in addition to higher Completions product sales in Brazil.

Pretax operating margin decreased from 23.0% to 21.6% primarily as a result of increased third-party IPM revenue in Mexico/Central America and cost inflation across the Area that offset the positive impact of higher margin activities in Mexico/Central America, Peru/Columbia/Ecuador and Brazil.

Europe/CIS/Africa

Revenue of $3.97 billion was 26% higher than the same period last year, led by the North Sea GeoMarket on increased exploration activity that resulted in a surge in demand for Wireline and Well Services technologies and by the West & South Africa GeoMarket on robust demand for Drilling & Measurements and Well Services technologies. Strong growth was also recorded in the Continental Europe GeoMarket with increased demand for Drilling & Measurements and Well Services technologies while Russia grew primarily on higher demand for Drilling & Measurements services and increased IPM project activity. The consolidation of Tyumenpromgeofizika and Framo also contributed to the increase in revenue.

Pretax operating margin decreased from 28.5% to 27.3% primarily as result of operational delays in the Nigeria & Gulf of Guinea GeoMarket and cost inflation in the West & South Africa and Continental Europe GeoMarkets in addition to the impact from the consolidation of Tyumenpromgeofizika and Framo. These decreases were offset by the impact of a more favorable revenue mix in the North Sea, North Africa, Caspian and Russia GeoMarkets.

Middle East & Asia

Revenue of $2.76 billion was 20% higher versus the same period last quarter. Growth was strongest in the Australia/Papua New Guinea GeoMarket on increased offshore exploration activity that resulted in strong demand for Wireline, Testing Services and Drilling & Measurements technologies; in the Arabian GeoMarket on strong demand for Testing Services and Drilling & Measurements technologies in addition to increased Completions product sales; in the China/Japan/Korea GeoMarket on higher rig count and strong demand across all Technologies; and in the Gulf and the Brunei/Malaysia/Philippines GeoMarkets due to increased exploration-related activity.

Pretax operating margin increased from 34.8% to 35.6% primarily as a result of the stronger overall activity coupled with a favorable mix of exploration-related activity in the Australia/Papua New Guinea and Brunei/Malaysia/Philippines GeoMarkets. Strong demand for high-margin Drilling & Measurements and Wireline technologies in the China/Japan/Korea, Qatar and East Mediterranean GeoMarkets also contributed to the margin improvement.

WESTERNGECO

Six-month revenue of $1.35 billion was 2% lower than the same period last year primarily as a result of a decline in Multiclient sales in North America and lower activity in Land, partially offset by an increase in Marine upon the addition of a new vessel and increased demand in Data Processing.

Pretax operating margin decreased from 35.2% to 29.1% primarily as the result of the reduced high-margin multiclient sales in North America.

Interest & Other Income

Interest & other income consisted of the following for the second quarter and six months ended June 30, 2008 and 2007:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
Interest income	$25	$35	$63	$70
Equity in net earnings of affiliated companies	72	62	136	111

	$97	$97	$199	$181

Equity in Net Earnings of Affiliated Companies

The increase in net earnings of affiliated companies was primarily due to the results of the MI-SWACO drilling fluids joint venture that Schlumberger operates with Smith International, Inc.

Other

Gross margin was 31.7% and 33.7% in the second quarter of 2008 and 2007, and 31.2% and 33.7% in the six-month periods ended June 30, 2008 and 2007, respectively. The decrease in gross margin was driven by pricing decreases for certain land well-stimulation related activities in the US, the impact of cost inflation and by lower high-margin Multiclient sales in WesternGeco.

As a percentage of Revenue, Research & engineering, Marketing and General & administrative expenses for the second quarter and six months ended June 30, 2008 and 2007 were as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
Research & engineering	2.9%	3.1%	3.0%	3.1%
Marketing	0.4%	0.4%	0.4%	0.3%
General & administrative	2.2%	2.1%	2.2%	2.1%

Research and engineering expenditures, by business segment for the second quarter and six months ended June 30, 2008 and 2007, were as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
	(Stated in millions)
Oilfield Services	$163	$142	$323	$278
WesternGeco	30	28	59	55
Other	4	5	6	9

	$197	$175	$388	$342

The effective tax rate for the second quarter of 2008 was 20.9% compared to 22.3% for the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was 20.1% compared to 23.1% in the same period of the prior year. The decreases in the effective tax rate are primarily attributable to the geographic mix of earnings as both Oilfield Services and WesternGeco had a lower proportion of pretax earnings in North America.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt. Details of Net Debt follow:

	Jun. 30 2008	Jun. 30 2007
	(Stated in millions)
Net Debt, beginning of period	$(1,857)	$(2,834)
Net income	2,758	2,439
Excess of equity income over dividends received	(119)	(77)
Depreciation and amortization (1)	1,073	902
Increase in working capital	(907)	(801)
Capital expenditures (1)	(1,833)	(1,417)
Business acquisitions	(182)	(147)
Dividends paid	(460)	(354)
Proceeds from employee stock plans	234	404
Stock repurchase program	(1,119)	(505)
Conversion of debentures	408	396
Translation effect on Net Debt	(20)	(43)
Other	6	(47)

Net Debt, end of period	$(2,018)	$(2,084)

(1)	Includes Multiclient seismic data costs.

Components of Net Debt	Jun. 30 2008	Jun. 30 2007	Dec. 31 2007
	(Stated in millions)
Cash	$186	$147	$197
Short-term investments	2,714	2,738	2,972
Fixed income investments, held to maturity	449	323	440
Bank loans and current portion of long-term debt	(1,248)	(797)	(1,318)
Convertible debentures	(361)	(1,029)	(769)
Other long-term debt	(3,758)	(3,466)	(3,379)

	$(2,018)	$(2,084)	$(1,857)

Key liquidity events during the first six months of 2008 and 2007 included:

•

During the first six months of 2008, the $353 million of outstanding 1.5% Series A Convertible Debentures due June 1, 2023 were converted by holders into approximately 9.8 million shares of Schlumberger common stock. In addition, $55 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into approximately 1.4 million shares of Schlumberger common stock.

•

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of its common stock to be acquired in the open market before April 2010, subject to market conditions. This program was completed during the second quarter of 2008. On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of its common stock to be acquired in the open market before December 31, 2011, of which $235 million have been repurchased as of June 30, 2008. The following table summarizes the activity under these share repurchase programs during the six months ended June 30, 2008 and 2007, respectively:

	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
	(Stated in thousands, except per share amounts)
2008	$1,119,316	12,400.0	$90.27

2007	$504,677	7,380.7	$68.38

•

Dividends paid during the six months ended June 30, 2008 and 2007 were $460 million and $354 million, respectively. On January 18, 2008, Schlumberger announced that its Board of Directors approved a 20% increase in the quarterly dividend to $0.21 per share, commencing with the dividend that was paid April 4, 2008.

•

Cash flow provided by operations was $2.7 billion in the first six months of 2008 compared to $2.5 billion in the first six months of 2007. This improvement was primarily driven by the revenue and consequent net income increases experienced in the first six months of 2008, partially offset by increases in working capital requirements.

•

Capital expenditures, including multiclient seismic data costs, were $1.8 billion during the first six months of 2008 compared to $1.4 billion during the first six months of 2007. Capital expenditures, including multiclient seismic data costs, are expected to approach $4.5 billion for the full year 2008.

FORWARD-LOOKING STATEMENTS

This report and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; and capital expenditures. These statements are subject to risks and uncertainties, including, but not limited to, the global economy; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; political and economic uncertainty and socio-political unrest; project start-up costs and third-party service costs; operational and new equipment delays; seasonal factors and weather-related events; and other risks and uncertainties detailed in our most recent Form 10-K, this Form 10-Q and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, the CEO and the CFO have concluded that, as of June 30, 2008, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information with respect to Item 1 is set forth under Note 11 Contingencies to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A, of our Form 10-K for our fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2008, Schlumberger issued 8,464,908 shares of its common stock upon conversion by holders of $306.6 million aggregate principal amount of its 1.5% Series A Convertible Debentures due June 1, 2023 and 1,376,000 shares of its common stock upon conversion by holders of $55.0 million aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of Schlumberger common stock to be acquired in the open market before April 2010, subject to market conditions (the “2006 Program”). The 2006 Program was completed on May 29, 2008.

On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of Schlumberger common stock to be acquired in the open market before December 31, 2011 (the “2008 Program). The 2008 Program commenced on May 30, 2008.

The following table sets forth certain information with respect to the Schlumberger common stock repurchase programs for the three months ended June 30, 2008.

	2006 Program				2008 Program
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Max. number of shares that may yet be purchased under the program	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Max. value of shares that may yet be purchased under the program
	(Stated in thousands except per share amounts)
April 2008	725.2	$98.15	725.2	2,421.5	—	$—	—	$8,000,000
May 2008	2,421.5	$102.86	2,421.5	—	125.0	$100.90	125.0	$7,987,387
June 2008	—	$—	—	—	2,175.0	$102.14	2,175.0	$7,765,240

	3,146.7	$101.78	3,146.7		2,300.0	$102.07	2,300.0

During the three months ended June 30, 2008, Schlumberger repurchased a total of 5.45 million shares of common stock under both the 2006 Program and the 2008 Program at an average price of $101.90 for a total of $555 million.

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

None.

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

* Exhibit 10.1 – Fourth Amendment to Schlumberger 1989 Stock Incentive Plan.

* Exhibit 10.2 – Fourth Amendment to Schlumberger 1994 Stock Option Plan.

* Exhibit 10.3 Second Amendment to Schlumberger 1998 Stock Option Plan.

* Exhibit 10.4 First Amendment to Schlumberger 2001 Stock Option Plan.

* Exhibit 10.5 First and Second Amendments to Schlumberger 2005 Stock Incentive Plan.

* Exhibit 10.6 First Amendment to Schlumberger 2008 Stock Incentive Plan.

* Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SCHLUMBERGER LIMITED (Registrant)

Date: July 23, 2008	/s/ Howard Guild
Howard Guild Chief Accounting Officer and Duly Authorized Signatory