Form 10-Q
period 2008-09-30
SCHLUMBERGER LTD /NV/
filed 2008-10-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
September 30, 2008	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐            NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,196,168,060

SCHLUMBERGER LIMITED

Third Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in thousands except per share amounts)
Revenue	$7,258,869	$5,925,662	$20,294,890	$17,028,829
Interest & other income	106,719	107,578	305,946	288,685
Expenses
Cost of goods sold & services	4,966,384	3,905,095	13,933,558	11,264,310
Research & engineering	208,168	190,194	596,573	531,971
Marketing	22,645	21,904	71,484	58,585
General & administrative	149,623	137,260	434,085	375,576
Interest	61,148	68,622	188,543	203,039

Income from Continuing Operations before taxes and minority interest	1,957,620	1,710,165	5,376,593	4,884,033
Taxes on income	418,142	356,168	1,104,460	1,090,730

Income from Continuing Operations before minority interest	1,539,478	1,353,997	4,272,133	3,793,303
Minority interest	(13,116)	—	(25,322)	—

Income from Continuing Operations	1,526,362	1,353,997	4,246,811	3,793,303
Income from Discontinued Operations	—	—	37,850	—

Net Income	$1,526,362	$1,353,997	$4,284,661	$3,793,303

Basic earnings per share:
Income from Continuing Operations	$1.27	$1.13	$3.55	$3.20
Income from Discontinued Operations	—	—	0.03	—

Net Income	$1.27	$1.13	$3.58	$3.20

Diluted earnings per share:
Income from Continuing Operations	$1.25	$1.09	$3.46	$3.08
Income from Discontinued Operations	—	—	0.03	—

Net Income (1)	$1.25	$1.09	$3.50	$3.08

Average shares outstanding:
Basic	1,198,823	1,194,175	1,196,660	1,185,624
Assuming dilution	1,225,112	1,243,808	1,228,579	1,238,675

(1)	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)
	(Stated in thousands)
ASSETS
CURRENT ASSETS
Cash	$187,753	$197,233
Short-term investments	3,305,666	2,971,800
Receivables less allowance for doubtful accounts (2008—$89,507; 2007—$85,780)	6,701,875	5,361,114
Inventories	1,877,893	1,638,192
Deferred taxes	186,908	182,562
Other current assets	817,766	704,482

	13,077,861	11,055,383

FIXED INCOME INVESTMENTS, HELD TO MATURITY	511,090	440,127
INVESTMENTS IN AFFILIATED COMPANIES	1,851,547	1,412,189
FIXED ASSETS LESS ACCUMULATED DEPRECIATION	9,213,113	8,007,991
MULTICLIENT SEISMIC DATA	277,260	182,282
GOODWILL	5,294,555	5,142,083
INTANGIBLE ASSETS	862,115	902,700
DEFERRED TAXES	224,353	214,745
OTHER ASSETS	285,782	495,872

	$31,597,676	$27,853,372

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,997,311	$4,550,728
Estimated liability for taxes on income	1,164,439	1,071,889
Dividend payable	253,064	210,599
Long-term debt—current portion	1,585,548	638,633
Convertible debentures	—	353,408
Bank & short-term loans	625,875	679,594

	8,626,237	7,504,851

CONVERTIBLE DEBENTURES	332,790	415,897
OTHER LONG-TERM DEBT	3,194,968	3,378,569
POSTRETIREMENT BENEFITS	830,659	840,311
OTHER LIABILITIES	741,678	775,975

	13,726,332	12,915,603

MINORITY INTEREST	73,588	61,881

STOCKHOLDERS’ EQUITY:
Common stock	4,594,484	4,136,363
Income retained for use in the business	18,991,492	15,461,767
Treasury stock at cost	(4,663,045)	(3,549,243)
Accumulated other comprehensive loss	(1,125,175)	(1,172,999)

	17,797,756	14,875,888

	$31,597,676	$27,853,372

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Stated in thousands)
Cash flows from operating activities:
Net Income	$4,284,661	$3,793,303
Less: Income from discontinued operations	(37,850)	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,655,895	1,399,570
Earnings of companies carried at equity, less dividends received	(178,417)	(127,889)
Deferred income taxes	(475)	19,316
Stock-based compensation expense	126,035	102,542
Provision for losses on accounts receivable	15,102	7,853
Change in assets and liabilities (2)
Increase in receivables	(1,277,693)	(1,029,225)
Increase in inventories	(242,291)	(320,986)
Increase in other current assets	(167,330)	(92,345)
Increase in accounts payable and accrued liabilities	526,948	314,272
Increase in estimated liability for taxes on income	99,633	213,926
Decrease in postretirement benefits	(28,383)	(89,833)
Other—net	115,459	(79,234)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,891,294	4,111,270

Cash flows from investing activities:
Capital expenditures	(2,552,507)	(2,013,053)
Multiclient seismic data capitalized	(262,649)	(194,415)
Business acquisitions and investments	(345,164)	(192,258)
Purchases of investments, net	(416,558)	(456,342)
Other	(170,694)	(193,972)

NET CASH USED BY INVESTING ACTIVITIES	(3,747,572)	(3,050,040)

Cash flows from financing activities:
Dividends paid	(712,467)	(562,085)
Proceeds from employee stock purchase plan	107,632	83,927
Proceeds from exercise of stock options	164,453	437,264
Stock option tax benefits	109,293	77,400
Stock repurchase plan	(1,664,811)	(797,804)
Proceeds from issuance of long-term debt	1,052,203	271,755
Repayment of long-term debt	(223,913)	(451,041)
Net decrease in short-term debt	(48,602)	(128,475)

NET CASH USED IN FINANCING ACTIVITIES	(1,216,212)	(1,069,059)

Cash flow from discontinued operations—operating activities	63,382	—

Net decrease in cash before translation effect	(9,108)	(7,829)
Translation effect on cash	(372)	4,022
Cash, beginning of period	197,233	165,817

CASH, END OF PERIOD	$187,753	$162,010

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Income	Marked to Market	Deferred Employee Benefits Liabilities	Translation Adjustment	Comprehensive Income (Loss)
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2008	$4,136,363	$(3,549,243)	$15,461,767	$31,627	$(383,741)	$(820,885)
Net income			4,284,661				$4,284,661
Derivatives marked to market				(87,015)			(87,015)
Translation adjustment						87,484	87,484
Amortization of prior service cost, net of tax					(9,350)		(9,350)
Amortization of actuarial net loss, net of tax					19,077		19,077
Other	(485)				37,628		37,628
Dividends declared ($0.63 per share)			(754,936)
Stock repurchase plan		(1,664,811)
Proceeds from employee stock purchase plan	115,389	56,773
Proceeds from shares sold to optionees, less shares exchanged	22,256	142,197
Shares granted to directors	1,156	453
Stock-based compensation cost	126,035
Shares issued on conversion of debentures	84,477	351,586
Tax benefits on stock options	109,293

Balance, September 30, 2008	$4,594,484	$(4,663,045)	$18,991,492	$(55,388)	$(336,386)	$(733,401)	$4,332,485

See Notes to Consolidated Financial Statements

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2008	1,334,212,164	(138,595,840)	1,195,616,324
Employee stock purchase plan	—	1,995,661	1,995,661
Stock repurchase plan	—	(18,364,662)	(18,364,662)
Shares sold to optionees, less shares exchanged	—	5,067,295	5,067,295
Shares granted to directors	—	16,000	16,000
Shares issued on conversion of debentures	—	11,837,442	11,837,442

Balance, September 30, 2008	1,334,212,164	(138,044,104)	1,196,168,060

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The December 31, 2007 balance sheet information has been derived from the audited 2007 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 13, 2008.

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

2.	Earnings Per Share

The following is a reconciliation from basic earnings per share from continuing operations to diluted earnings per share from continuing operations:

	2008			2007
Third Quarter	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$1,526,362	1,198,823	$1.27	$1,353,997	1,194,175	$1.13

Assumed conversion of debentures	2,150	8,925		5,204	24,669
Assumed exercise of stock options	—	16,126		—	24,071
Unvested restricted stock	—	1,238		—	893

Diluted	$1,528,512	1,225,112	$1.25	$1,359,201	1,243,808	$1.09

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$4,246,811	1,196,660	$3.55	$3,793,303	1,185,624	$3.20

Assumed conversion of debentures	9,596	14,624		18,969	30,042
Assumed exercise of stock options	—	16,057		—	22,135
Unvested restricted stock	—	1,238		—	874

Diluted	$4,256,407	1,228,579	$3.46	$3,812,272	1,238,675	$3.08

During the first nine months of 2008, the $353 million outstanding 1.5% Series A Convertible Debentures due June 1, 2023 and $83 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted into 11.8 million shares of Schlumberger common stock.

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	2008	2007
	(Stated in millions)
Third quarter	1.2	—
Nine months	1.2	0.5

3.	Acquisitions

During the first nine months of 2008, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for an aggregate amount of $345 million in cash.

4.	Inventory

A summary of inventory follows:

	Sept. 30 2008	Dec. 31 2007
	(Stated in millions)
Raw materials & field materials	$1,585	$1,359
Work in process	147	145
Finished goods	146	134

	$1,878	$1,638

5.	Fixed Assets

A summary of fixed assets follows:

	Sept. 30 2008	Dec. 31 2007
	(Stated in millions)
Property, plant & equipment	$19,474	$17,345
Less: Accumulated depreciation	10,261	9,337

	$9,213	$8,008

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depreciation and amortization expense relating to fixed assets were as follows:

	2008	2007
	(Stated in millions)
Third Quarter	$485	$396
Nine Months	$1,394	$1,108

6.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
Balance at December 31, 2007	$182
Capitalized in period	263
Charged to cost of goods sold & services	(168)

Balance at September 30, 2008	$277

7.	Goodwill

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2008 were as follows:

	Oilfield Services	Western Geco	Total
	(Stated in millions)
Balance at December 31, 2007	$4,185	$957	$5,142
Additions	50	58	108
Impact of foreign currency	45	—	45

Balance at September 30, 2008	$4,280	$1,015	$5,295

8.	Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

	Sept. 30, 2008			Dec. 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(Stated in millions)
Software	$343	$228	$115	$341	$204	$137
Technology	469	110	359	437	89	348
Customer Relationships	362	53	309	354	34	320
Other	120	41	79	128	30	98

	$1,294	$432	$862	$1,260	$357	$903

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense charged to income was as follows:

	2008	2007
	(Stated in millions)
Third Quarter	$31	$32
Nine Months	$94	$93

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at September 30, 2008, amortization charged to income for the subsequent five years is estimated to be: remainder of 2008—$33 million; 2009—$103 million; 2010—$94 million; 2011—$86 million; 2012—$74 million and 2013—$63 million.

9.	Stock-Based Compensation

Schlumberger has three types of stock-based compensation programs: stock options, restricted stock and a discounted stock purchase plan (“DSPP”).

The following summarizes stock-based compensation expense recognized in income:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
Stock options	$28	$21	$84	$71
Restricted stock	7	5	21	14
DSPP	9	6	21	17

	$44	$32	$126	$102

10.	Income Tax

Pretax book income from continuing operations subject to US and non-US income taxes was as follows:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
United States	$383	$362	$1,117	$1,321
Outside United States	1,575	1,348	4,260	3,563

	$1,958	$1,710	$5,377	$4,884

The components of net deferred tax assets were as follows:

	Sept. 30 2008	Dec. 31 2007
	(Stated in millions)
Postretirement and other long-term benefits	$287	$244
Current employee benefits	30	29
Fixed assets, inventory and other, net	94	124

	$411	$397

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The deferred tax assets at September 30, 2008 and December 31, 2007 are net of valuation allowances relating to net operating losses in certain countries of $195 million and $214 million, respectively. The deferred tax assets presented above are also net of valuation allowances relating to a capital loss carryforward of $138 million at September 30, 2008 ($144 million at December 31, 2007) which expires in 2009 and 2010, and a foreign tax credit carryforward of $49 million, at September 30, 2008 and $55 million at December 31, 2007, which expires in 2009 through 2012.

The components of consolidated income tax expense were as follows:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
Current:
United States—Federal	$120	$81	$335	$409
United States—State	14	14	27	41
Outside United States	280	218	743	622

	$414	$313	$1,105	$1,072

Deferred:
United States—Federal	$19	$28	$20	$3
United States—State	—	1	—	8
Outside United States	(14)	18	(10)	25
Valuation allowance	(1)	(4)	(11)	(17)

	$4	$43	$(1)	$19

Consolidated taxes on income	$418	$356	$1,104	$1,091

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2008	2007	2008	2007
US federal statutory rate	35%	35%	35%	35%
US state income taxes	1	1	—	1
Non US income taxed at different rates	(12)	(13)	(12)	(12)
Effect of equity method investment	(1)	(1)	(1)	(1)
Other	(2)	(1)	(1)	(1)

Effective income tax rate	21%	21%	21%	22%

11.	Contingencies

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

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	THIRD QUARTER 2008					THIRD QUARTER 2007 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$1,500	$218	$—	$99	$317	$1,300	$236	$—	$114	$350
Latin America	1,141	192	—	38	230	863	165	—	39	204
Europe/CIS/Africa	2,165	494	12	122	628	1,694	416	—	79	495
Middle East & Asia	1,495	471	—	59	530	1,225	391	—	46	437
Elims/Other	55	(12)	—	6	(6)	46	6	—	13	19

	6,356	1,363	12	324	1,699	5,128	1,214	—	291	1,505

WesternGeco	892	247	1	107	355	794	228	—	78	306

Elims & Other	11	(58)	—	(13)	(71)	4	(66)	—	(13)	(79)

	$7,259	$1,552	$13	$418		$5,926	$1,376	$—	$356

Interest Income (2)					28					44
Interest Expense (3)					(53)					(66)

					$1,958					$1,710

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.
2.	Excludes interest income included in the segment results ($3 million in 2008; $1 million in 2007).
3.	Excludes interest expense included in the segment results ($9 million in 2008; $2 million in 2007).

	NINE MONTHS 2008					NINE MONTHS 2007 (1)
	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI	Revenue	Income after tax & MI	Minority Interest	Tax Expense	Income before tax & MI
	(Stated in millions)
Oilfield Services
North America	$4,357	$689	$—	$335	$1,024	$4,012	$809	$—	$389	$1,198
Latin America	3,119	530	—	128	658	2,352	445	—	101	546
Europe/CIS/Africa	6,132	1,372	22	317	1,711	4,832	1,149	—	241	1,390
Middle East & Asia	4,258	1,351	—	164	1,515	3,522	1,104	—	132	1,236
Elims/Other	161	(34)	1	30	(3)	144	9	—	45	54

	18,027	3,908	23	974	4,905	14,862	3,516	—	908	4,424

WesternGeco	2,239	541	2	205	748	2,165	576	—	213	789

Elims & Other	29	(122)	—	(75)	(197)	2	(212)	—	(30)	(242)

	$20,295	$4,327	$25	$1,104		$17,029	$3,880	$—	$1,091

Interest Income (2)					87					112
Interest Expense (3)					(166)					(199)

					$5,377					$4,884

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.
2.	Excludes interest income included in the segment results ($6 million in 2008; $2 million in 2007).
3.	Excludes interest expense included in the segment results ($23 million in 2008; $4 million in 2007).

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger US plans included the following components:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$13	$15	$42	$43
Interest cost on projected benefit obligation	33	30	98	90
Expected return on plan assets	(40)	(37)	(121)	(110)
Amortization of prior service cost	2	2	5	5
Amortization of net loss	2	8	11	18

Net pension cost	$10	$18	$35	$46

Net pension cost for the Schlumberger UK plan included the following components:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$8	$9	$26	$26
Interest cost on projected benefit obligation	15	13	45	39
Expected return on plan assets	(20)	(17)	(60)	(50)
Amortization of net loss & other	3	4	10	13

Net pension cost	$6	$9	$21	$28

Net postretirement benefit cost for the Schlumberger US plans included the following components:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
Service cost—benefits earned during period	$5	$4	$17	$17
Interest cost on accumulated postretirement benefit obligation	13	13	39	36
Expected return on plan assets	(1)	—	(2)	(1)
Amortization of net loss	3	3	8	9
Amortization of prior service cost	(7)	(7)	(21)	(21)

Net postretirement benefit cost	$13	$13	$41	$40

14.	Discontinued Operations

During the first quarter of 2008, Schlumberger recorded an after-tax gain of $38 million relating to a previously disposed of business that was accounted for as a discontinued operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

	Third Quarter			Nine Months
	2008	2007	% change	2008	2007	% chg
	(Stated in millions)
Oilfield Services
Revenue	$6,356	$5,128	24%	$18,027	$14,862	21%
Pretax Operating Income	$1,699	$1,505	13%	$4,905	$4,424	11%

WesternGeco
Revenue	$892	$794	12%	$2,239	$2,165	3%
Pretax Operating Income	$355	$306	16%	$748	$789	(5)%

Pretax operating income represents the business segments’ income before taxes and minority interest. The pretax operating income excludes corporate expenses, interest income, interest expense, amortization of certain intangible assets, interest on postretirement medical benefits and stock-based compensation costs as these items are not allocated to the segments.

Third Quarter 2008 Compared to Third Quarter 2007

Revenue for the third quarter of 2008 was $7.26 billion versus $5.93 billion in the same period last year. Income before income taxes and minority interest was $1.96 billion for the three-month period ended September 30, 2008 compared to $1.71 billion for the same period in 2007. Net income was $1.53 billion—an increase of 7% sequentially and 13% year-on-year. Diluted earnings-per-share was $1.25 versus $1.16 in the previous quarter, and $1.09 in the third quarter of 2007. The overall impact of the hurricane season on Schlumberger third-quarter 2008 earnings was estimated at $0.04 per share. Without this effect, diluted earnings-per-share would have been $1.29.

The recent rapid deterioration in credit markets will undoubtedly have an effect on Schlumberger’s activity though it is anticipated this will largely be limited to North America and in some emerging exploration markets overseas. The strengthening production of North American natural gas has also led a number of customers to reduce spending early.

At the present time, the rate at which the world economy will slow has become increasingly uncertain. Schlumberger has always maintained that the one event that could slow the rate of increase in worldwide exploration and production spending would be a reduction in the demand for oil caused by a severe global recession. At the moment, it is still too soon to predict to what extent current events will affect overall activity in 2009, but a slowing in the rate of increase of customer spending is anticipated.

However, Schlumberger believes the weakness of the current supply base, the age of the production profile and the decrease in reserve replacement are such that any significant drop in exploration and production investment would rapidly provoke an even stronger recovery.

OILFIELD SERVICES

Third-quarter revenue of $6.36 billion was 5% higher sequentially and 24% higher year-on-year.

Sequential revenue increases were recorded across all Areas led by the Canada, Mexico/Central America, US land Central, Peru/Colombia/Ecuador and Russian GeoMarkets. In addition, double-digit growth rates were achieved in the US land North, Libya, Caspian, Brunei/Malaysia/Philippines and Qatar GeoMarkets. Among the Technologies, growth was strongest in Well Services, Wireline and Drilling & Measurements.

Year-on-year, revenue grew across all Areas and Technologies. The most significant geographical increases were in the Mexico/Central America, Russian, US land Central and North Sea GeoMarkets. The consolidation of Framo Engineering AS (Framo) also contributed to the growth. Schlumberger acquired an additional 5.5% in Framo in November 2007 to take its holding to a majority 52.75%.

Third-quarter pretax operating income of $1.70 billion was flat sequentially but 13% higher year-on-year. Pretax operating margin decreased sequentially from 28.1% to 26.7%. Sequentially, pretax operating income growth was experienced from stronger demand for Well Services and Wireline technologies in Canada following the spring break-up; increased operating leverage in Russia; and increased higher-margin services in Peru/Colombia/Ecuador. However, this growth was offset by the hurricane-related effects in the US; an increased mix of low-margin third-party managed services for Integrated Project Management (IPM) in Mexico/Central America; and reduced high-technology services in the Gulf and North Sea GeoMarkets.

Year-on-year pretax operating income growth was primarily a result of higher activity levels and an overall more favorable revenue mix in Europe/CIS/Africa, Middle East & Asia and Latin America. These increases were partially offset by a decrease in North America as the positive impact of increased activity was offset mostly by cost inflation.

North America

Revenue of $1.5 billion increased 4% sequentially and 15% year-on-year. Pretax operating income of $317 million decreased 8% sequentially and 9% year-on-year.

Canada recorded strong sequential growth with the rapid recovery in rig count following spring break-up, resulting in robust demand for Well Services, Wireline and Drilling & Measurements technologies. The US land GeoMarkets experienced growth on a more favorable mix of Well Services, Drilling & Measurements and Wireline services. These increases were partially offset by a sharp reduction in activity in the US Gulf of Mexico due to Hurricanes Gustav and Ike and a slow-down in Alaska for seasonal rig and infrastructure maintenance.

The year-on-year revenue growth was led by the US land Central and West GeoMarkets on strong activity increases that resulted in robust demand for Wireline, Drilling & Measurements and Well Services technologies. The Canada GeoMarket also recorded growth primarily in Well Services technologies while the US Gulf of Mexico GeoMarket increased on improved pricing and higher Completion Systems product sales. These increases were partially offset by a decrease in Alaska due to reduced exploration-related services and Well Services activity.

Pretax operating margin decreased sequentially from 23.9% to 21.1% primarily as a result of the overall impact of the Gulf of Mexico hurricane season and the slow-down in Alaska. This impact was partially offset by a sharp margin improvement in Canada on increased activity and efficiency.

Year-on-year, pretax operating margin decreased from 26.9% to 21.1% as the positive impact of the increased activity levels was insufficient to offset the impact of cost inflation across the Area.

Latin America

Revenue of $1.14 billion was 8% higher sequentially and increased 32% year-on-year. Pretax operating income of $230 million decreased 5% sequentially but increased 13% year-on-year.

Sequential revenue growth was led by Mexico/Central America driven primarily by increased IPM activity and by Peru/Colombia/Ecuador on strong activity for Wireline and Drilling & Measurements services. In addition, the Brazil GeoMarket contributed to growth through robust demand for exploration-related technologies as well as through higher Schlumberger Information Solutions (SIS) software sales.

Year-on-year revenue growth was recorded across the Area. The Mexico/Central America and Peru/Colombia/Ecuador GeoMarkets increased primarily due to higher IPM activity while the Venezuela/Trinidad & Tobago GeoMarket grew on strong demand for Well Services, Drilling & Measurements and Wireline technologies. The Brazil GeoMarket increased on strong demand for exploration-related services in addition to higher SIS and Completion Systems sales. Argentina/Bolivia/Chile recorded growth on increased demand for Well Services technologies and higher Artificial Lift sales.

Pretax operating margin declined sequentially from 23.0% to 20.1% as the increased demand for high-technology Wireline and Drilling & Measurements services in Peru/Colombia/Ecuador and Brazil was insufficient to offset an increased mix of low-margin third-party managed services in IPM projects in the Mexico/Central America GeoMarket. Cost inflation across the Area also contributed to the margin decline.

Year-on-year, pretax operating margin decreased from 23.7% to 20.1% as the positive impact of increased activity levels in the Peru/Colombia/Ecuador and Brazil GeoMarkets were offset by less favorable revenue mixes in the Mexico/Central America and Venezuela/Trinidad & Tobago GeoMarkets and by cost inflation across the Area.

Europe/CIS/Africa

Revenue of $2.17 billion increased 5% sequentially and 28% year-on-year. Pretax operating income of $628 million increased 8% sequentially and 27% year-on-year.

Sequentially, revenue growth was led by the Russian GeoMarkets with the summer seasonal offshore exploration campaigns in the East and strong demand for Well Services technologies in the North and South while the Caspian GeoMarket experienced a sharp rise in activity resulting in strong demand for exploration-related technologies. Libya revenue increased in both exploration- and development-related activities that led to robust demand for Wireline, Drilling & Measurements and Well Services technologies, and the West & South Africa GeoMarket recorded exploration-related growth for Wireline and Well Testing services. Framo technologies also contributed to growth. These increases, however, were partially offset by a decrease in both exploration and development rig activity in the North Sea GeoMarket that resulted in reduced demand for Wireline, Drilling & Measurements and Well Testing services.

Year-on-year, revenue growth was also led by the Russian GeoMarkets on increased demand for Drilling & Measurements, Well Services, Wireline and Well Testing services coupled with higher IPM activity. The North Sea, West & South Africa, Caspian and Continental Europe GeoMarkets recorded growth on increased exploration and development activity that led to robust demand for Wireline, Drilling & Measurements and Well Services technologies. The consolidation of Framo also contributed to the growth.

Pretax operating margin increased sequentially from 28.2% to 29.0% primarily due to higher activity coupled with the more favorable mix of exploration-related services in Russia. This increase was partially offset by the less favorable activity mix in the North Sea.

Year-on-year, pretax operating margin was essentially flat as improvements in the Russian, North Sea and Caspian GeoMarkets resulting from a stronger and more favorable activity mix were offset by reductions in Libya due to a more competitive pricing environment and in the North Africa and Continental Europe GeoMarkets primarily due to cost inflation.

Middle East & Asia

Revenue of $1.49 billion was 4% higher sequentially and 22% higher year-on-year. Pretax operating income of $530 million increased 1% sequentially and 21% year-on-year.

Sequentially, the Brunei/Malaysia/Philippines GeoMarket grew on strong Completions product sales as well as on increased exploration activity that resulted in robust demand for Wireline and Well Testing services. The East Mediterranean, Qatar, Arabian and India GeoMarkets experienced growth from a more favorable mix of services. These increases were partially offset by a decrease in the Gulf GeoMarket due to a general shift from drilling to workover activity that resulted in sharply lower Wireline services.

Year-on-year revenue growth was recorded across the Area led by the Arabian, Australia/Papua New Guinea, East Mediterranean, Qatar and Brunei/Malaysia/Philippines GeoMarkets. Among the Technologies, growth was strongest for Drilling & Measurements, Wireline, Well Testing and Well Services.

Pretax operating margin moderated sequentially from 36.3% to 35.5% as the positive impact of high-technology services primarily in the Qatar and India GeoMarkets was insufficient to offset the combined effects of a less favorable revenue mix in Indonesia and the shift to lower-margin workover activity in the Gulf.

Year-on-year, pretax operating margin was essentially flat as increases in the Qatar GeoMarket due to a more favorable revenue mix and in the Arabian GeoMarket resulting from improved pricing for Well Testing services and higher margin Completions System sales were offset by decreases in the Gulf GeoMarket due to shift to lower-margin workover activity and in the Indonesia GeoMarket primarily as a result of cost inflation.

WESTERNGECO

Third-quarter revenue of $892 million increased 33% sequentially and 12% year-on-year. Pretax operating income of $355 million was 81% higher sequentially and increased 16% year-on-year.

Sequentially, Marine revenue increased sharply on strong activity in the North Sea and the transfer of three vessels from multi-client to proprietary surveys during the quarter. Multiclient revenue grew due to increased sales in North America, Latin America and Europe. Data Processing also recorded higher revenue primarily in Europe, North America and India. However, these increases were partially offset by a decrease in Land revenue on reduced activity and contract completions in North Africa and Latin America.

Year-on-year, Multiclient recorded growth on increased sales, most notably in Asia, Europe and Africa. Marine increased mostly due to higher pricing while Data Processing grew on stronger activity in India, Latin America and Europe. These increases were offset by a decrease in Land on the reduced activity and contract completions in North Africa and Latin America.

Pretax operating margin increased sequentially from 29.2% to 39.8% mainly due to increased Marine activity with seasonally stronger pricing and to Multiclient as a result of the increased sales and more favorable margin mix. These increases were partially offset by lower Land operating income resulting from the impact of reduced crew utilization and contract completions.

Year-on-year, pretax operating margin increased from 38.6% to 39.8% primarily due to the increased level of sales coupled with a more favorable margin mix in Multiclient. Marine and Data Processing pretax operating margins declined mostly as the result of cost inflation while Land decreased due to the lower level of activity.

Nine Months 2008 Compared to Nine Months 2007

Nine-month revenue for the period ended September 30, 2008 was $20.29 billion versus $17.03 billion for the same period last year. Income before income taxes and minority interest was $5.38 billion for the first nine months of 2008 compared to $4.88 billion for the first nine months of 2007.

OILFIELD SERVICES

Nine-month revenue of $18.03 billion was 21% higher compared to the same period last year. All Areas recorded growth, most notably in the Mexico/Central America, Russian, North Sea, West & South Africa, Arabian and US land GeoMarkets. The consolidation of Framo also contributed to the increase.

Pretax operating margin decreased from 29.8% to 27.2% primarily due to reduced pricing for well stimulation services in the US land GeoMarkets, a higher mix of low-margin third party managed services in the Mexico/Central America GeoMarket and cost inflation across all Areas.

North America

Revenue of $4.36 billion grew 9% versus the same period last year. Growth was led by the US land Central GeoMarket primarily on increased gas shale activity and by the Canada GeoMarket as the result of extended winter drilling activity and record high activity following the spring break-up in the current year. The US land West GeoMarket increased on stronger rig activity coupled with higher Artificial Lift sales while the US Gulf of Mexico GeoMarket grew on increased deepwater activity. These increases were partially offset by a decrease in the US land North GeoMarket due to adverse weather conditions.

Pretax operating margin decreased from 29.9% to 23.5% mostly as the result of lower pricing for well stimulation services in the US land GeoMarkets and cost inflation across the Area.

Latin America

Revenue of $3.12 billion was 33% higher than the same period last year. All GeoMarkets recorded double-digit growth, most notably in Mexico/Central America and Peru/Colombia/Ecuador on strong IPM activity in addition to increased demand for conventional services. Brazil grew on a surge in offshore activity while the Venezuela/Trinidad & Tobago recorded strong rig-less activity and increased demand for SIS products and services. Argentina/Bolivia/Chile revenue increased on robust demand for Drilling & Measurements and Well Services technologies as well as Artificial Lift products.

Pretax operating margin decreased from 23.2% to 21.1% primarily as the result of a higher mix of low-margin third party managed services in the Mexico/Central America GeoMarket and cost inflation across the Area.

Europe/CIS/Africa

Revenue of $6.13 billion increased 27% versus the same period last year. Growth was led by the Russian GeoMarkets on stronger exploration activity and increased demand for Well Services technologies. The North Sea and West & South Africa GeoMarkets grew on increased exploration-related services as well as strong demand for Well Services technologies while the Continental Europe GeoMarket increased due to strong drilling-related and IPM activities. The consolidation of Framo also contributed to the increase.

Pretax operating magin decreased from 28.8% to 27.9% as improved revenue mix in Russia and in the North Sea GeoMarkets were offset by decreased margins in most other GeoMarkets and by the effect of the consolidation of Framo.

Middle East & Asia

Revenue of $4.26 billion was 21% higher than the same period last year, most notably in the Arabian GeoMarket on strong growth across the Technologies; in the Australia/Papua New Guinea GeoMarket on increased offshore exploration-related services; in the China/Japan/Korea on strong drilling-related services and higher SIS and Artificial lift services and product sales; and in the East Mediterranean and Gulf GeoMarkets.

Pretax operating margin increased slightly from 35.1% to 35.6% primarily due to the higher level of activity coupled with a more favorable revenue mix.

WESTERNGECO

Nine-month revenue of $2.24 billion was 3% higher than the same period last year. Marine revenue increased as the result of higher pricing and the addition of one vessel to the fleet while Data Processing revenue grew on increased activity. These increases were partially offset by a decrease in Multiclient on lower late sales in North America, and in Land due to reduced activity and contract completions.

Pretax operating margin decreased from 36.4% to 33.4% primarily as the result of the impact of lower Multiclient late sales in North America and the reduced Land activity.

Interest & Other Income

Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2008 and 2007:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
Interest income	$31	$44	$94	$114
Equity in net earnings of affiliated companies	76	64	212	175

	$107	$108	$306	$289

Equity in Net Earnings of Affiliated Companies

The increase in net earnings of affiliated companies was primarily due to the results of the MI-SWACO drilling fluids joint venture that Schlumberger operates with Smith International, Inc.

Other

Gross margin was 31.6% and 34.1% in the third quarter of 2008 and 2007, and 31.3% and 33.9% in the nine-month periods ended September 30, 2008 and 2007, respectively. The decrease in gross margin was primarily driven by pricing decreases for certain land well-stimulation related activities in the US, the impact of cost inflation, and an increased mix of low-margin IPM project activity in the Mexico/Central America GeoMarket.

As a percentage of Revenue, Research & engineering, Marketing and General & administrative expenses for the third quarter and nine months ended September 30, 2008 and 2007 were as follows:

	Third Quarter		Nine Months
	2008	2007	2008	2007
Research & engineering	2.9%	3.2%	2.9%	3.1%
Marketing	0.3%	0.4%	0.4%	0.3%
General & administrative	2.1%	2.3%	2.1%	2.2%

Research and engineering expenditures, by business segment for the third quarter and nine months ended September 30, 2008 and 2007, were as follows:

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Stated in millions)
Oilfield Services	$177	$151	$500	$429
WesternGeco	28	36	86	91
Other	3	3	11	12

	$208	$190	$597	$532

The effective tax rate for the third quarter of 2008 was 21.4% compared to 20.8% for the same period in 2007. This increase was primarily attributable to WesternGeco as a result of increased multiclient and marine activity in higher tax jurisdictions. The effective tax rate for the nine months ended September 30, 2008 was 20.5% compared to 22.3% in the same period of the prior year. This decrease was primarily attributable to the geographic mix of earnings in Oilfield Services which had a lower proportion of pretax earnings in North America.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt. Details of Net Debt follow:

	Sept. 30 2008	Sept. 30 2007
	(Stated in millions)
Net Debt, beginning of period	$(1,857)	$(2,834)
Net income	4,285	3,793
Excess of equity income over dividends received	(178)	(128)
Depreciation and amortization (1)	1,656	1,400
Increase in working capital	(918)	(856)
US pension plan contribution	—	(150)
Capital expenditures (1)	(2,815)	(2,207)
Business acquisitions	(345)	(196)
Dividends paid	(712)	(562)
Proceeds from employee stock plans	272	521
Stock repurchase program	(1,665)	(798)
Conversion of debentures	436	490
Translation effect on Net Debt	67	(92)
Other	39	(64)

Net Debt, end of period	$(1,735)	$(1,683)

(1)	Includes Multiclient seismic data costs.

Components of Net Debt	Sept. 30 2008	Sept. 30 2007	Dec. 31 2007
	(Stated in millions)
Cash	$188	$162	$197
Short-term investments	3,305	3,076	2,972
Fixed income investments, held to maturity	511	383	440
Bank loans and current portion of long-term debt	(2,211)	(771)	(1,318)
Convertible debentures	(333)	(934)	(769)
Other long-term debt	(3,195)	(3,599)	(3,379)

	$(1,735)	$(1,683)	$(1,857)

Key liquidity events during the first nine months of 2008 and 2007 included:

•

In September 2008, Schlumberger Finance B.V. issued €500 million 5.25% Guaranteed Notes due 2013. Schlumberger entered into agreements to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger Finance B.V. will pay interest in US dollars at a rate of 4.7425%.

•

During the first nine months of 2008, the $353 million of outstanding 1.5% Series A Convertible Debentures due June 1, 2023 were converted by holders into 9.8 million shares of Schlumberger common stock. In addition, $83 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 2.1 million shares of Schlumberger common stock.

•

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of its common stock to be acquired in the open market before April 2010, subject to market conditions. This program was completed during the second quarter of 2008. On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of its common stock to be acquired in the open market before December 31, 2011, of which $780 million have been repurchased as of September 30, 2008. The following table summarizes the activity under these share repurchase programs during the nine months ended September 30, 2008 and 2007, respectively:

	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
	(Stated in thousands, except per share amounts)
2008	$1,664,811	18,364.7	$90.65
2007	$797,804	10,511.7	$75.90

•

Dividends paid during the nine months ended September 30, 2008 and 2007 were $712 million and $562 million, respectively. On January 18, 2008, Schlumberger announced that its Board of Directors approved a 20% increase in the quarterly dividend to $0.21 per share, commencing with the dividend that was paid April 4, 2008.

•

Cash flow provided by operations was $4.9 billion in the first nine months of 2008 compared to $4.1 billion in the first nine months of 2007. This improvement was primarily driven by the revenue and consequent net income increases experienced in the first nine months of 2008.

•

Capital expenditures, including multiclient seismic data costs, were $2.8 billion during the first nine months of 2008 compared to $2.2 billion during the first nine months of 2007. Capital expenditures, including multiclient seismic data costs, are expected to approach $3.9 billion for the full year 2008.

As of September 30, 2008, Schlumberger had approximately $4.0 billion of cash and investments on hand. Wholly-owned subsidiaries of Schlumberger had separate committed debt facility agreements aggregating $4.0 billion with commercial banks, of which $2.1 billion was available and unused as of September 30, 2008.

The current portion long-term debt at September 30, 2008 has increased by $0.9 billion, to $1.6 billion, as compared to December 31, 2007. This increase is primarily attributable to the outstanding €400 million Guaranteed Floating Rate Notes due 2009 being reclassified from long-term debt to current in the current quarter due to their maturity in the next twelve months combined with $400 million of commercial paper borrowings being reclassified to current based on Schlumberger’s current intent to repay such amount in the fourth quarter of 2008.

Schlumberger’s total outstanding debt at September 30, 2008 was $5.7 billion and included approximately $0.9 billion of commercial paper borrowings. The total outstanding debt increased approximately $0.3 billion as compared to December 31, 2007. This increase is primarily the result of the issuance of the previously mentioned €500 million 5.25% Guaranteed Notes due 2013 offset by the impact of approximately $0.4 billion of convertible debentures being converted into Schlumberger common stock during the nine months ended September 30, 2008.

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

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Schlumberger’s exposure to market risk has not changed materially since December 31, 2007.

Item 4.	Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, the CEO and the CFO have concluded that, as of September 30, 2008, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

* Mark of Schlumberger

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information with respect to Item 1 is set forth under Note 11 Contingencies to the Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A, of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2008, Schlumberger issued 698,500 shares of its common stock upon conversion by holders of $27.9 million aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of Schlumberger common stock to be acquired in the open market before December 31, 2011 (the “2008 Program”). The 2008 Program commenced on May 30, 2008.

The following table sets forth certain information with respect to the 2008 Program for the three months ended September 30, 2008.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Max. value of shares that may yet be purchased under the program
	(Stated in thousands except per share amounts)
July 1 through July 31, 2008	1,100.0	$101.45	1,100.0	$7,653,647
August 1 through August 31, 2008	1,650.9	$94.47	1,650.9	$7,497,682
September 1 through September 30, 2008	3,213.8	$86.48	3,213.8	$7,219,745

	5,964.7	$91.45	5,964.7

In connection with the exercise of stock options under Schlumberger’s incentive compensation plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options or tax withholding obligations. Schlumberger does not view these transactions as implicating the disclosure required under this Item, as thee number of shares of Schlumberger common stock received from optionholders is immaterial.

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

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

SCHLUMBERGER LIMITED
(Registrant)

Date: October 22, 2008	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory