Form 10-K
period 2008-12-31
SCHLUMBERGER LTD /NV/
filed 2009-02-11
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-4601

Schlumberger N.V. (Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Netherlands Antilles	52-0684746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

42, rue Saint-Dominique Paris, France	75007

5599 San Felipe, 17th Floor Houston, Texas, United States of America	77056

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:

(713) 513-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris The London Stock Exchange SIX Swiss Exchange Ltd.

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

Large accelerated filer  ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $125.2 billion.

As of January 31, 2009, the number of shares of common stock outstanding was 1,195,989,819.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated herein by reference into Part III of this Form 10-K to the extent described therein: Definitive Proxy Statement relating to Schlumberger’s 2009 Annual General Meeting of Stockholders (“Proxy Statement”).

SCHLUMBERGER LIMITED

Form 10-K

Part 1, Item 1

PART I

Item 1.    Business.

All references in this report to “Registrant”, “Company”, “Schlumberger”, “we” or “our” are to Schlumberger Limited and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to customers working in the oil and gas industry worldwide. As of December 31, 2008, the Company employed approximately 87,000 people of over 140 nationalities operating in approximately 80 countries. Schlumberger has principal executive offices in Paris, Houston, and The Hague and consists of two business segments – Schlumberger Oilfield Services and WesternGeco. Schlumberger Oilfield Services provides the industry’s widest range of products and services from exploration to production, while WesternGeco is the world’s most technologically advanced surface seismic company.

Schlumberger Oilfield Services is the world’s leading provider of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Schlumberger Oilfield Services manages its business through GeoMarket* regions, which are grouped into four geographic areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions.

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

Part 1, Item 1

•

Data & Consulting Services – supplies interpretation and integration of all exploration and production data types, as well as expert consulting services for reservoir characterization, production enhancement, field development planning and multi-disciplinary reservoir and production solutions.

•

Schlumberger Information Solutions (SIS) – provides consulting, software, information management and IT infrastructure products and services that support core oil and gas industry operational processes.

Supporting the Technologies are 20 research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.

Schlumberger Oilfield Services also offers customers its services through a business model known as Integrated Project Management (IPM). IPM combines the required products and services of the Schlumberger Technologies with drilling rig management expertise and project management skills to provide a complete solution to well construction and production improvement. IPM projects are typically of multi-year duration and include start-up costs and significant third-party components that cover services that Schlumberger does not provide directly. Some projects may be fixed price in nature and may contain penalties for non-performance.

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

Schlumberger is a 40% owner in M-I SWACO – a joint venture with Smith International – which offers the drilling and completion fluids used to stabilize subsurface rock strata during the drilling process and minimize formation damage during completion and workover operations.

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

Part 1, Item 1

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

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no significant backlog due to the nature of its business. The WesternGeco backlog at December 31, 2008 was $1.8 billion (2007: $1.2 billion), of which an estimated $1.3 billion is expected to be realized in 2009.

Government Contracts

No material portion of Schlumberger’s business is subject to renegotiation of profits or termination of contracts by the United States or other governments.

Employees

As of December 31, 2008, Schlumberger had approximately 87,000 employees.

Part 1, Item 1, 1A

Financial Information

Financial information by business segment for the years ended December 31, 2008, 2007 and 2006 is provided in Note 18 of the Consolidated Financial Statements.

Available Information

The Schlumberger Internet website can be found at www.slb.com. Schlumberger makes available free of charge on or through its Internet website at www.slb.com/ir access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, its proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

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

Schlumberger has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Report. In 2008, Schlumberger submitted to the NYSE the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual.

The information on our website or any other website is not incorporated by reference in this Report and should not be considered part of this Report or any other filing Schlumberger makes with the SEC.

Item 1A.    Risk Factors.

The following discussion of risk factors contains “forward-looking statements,” as discussed immediately following Item 7A. of this Report. These risk factors may be important to understanding any statement in this Report or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis, and the consolidated financial statements and related notes included in this Report.

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

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. Current global economic conditions have resulted in a significant decline in oil and gas prices. If current global economic conditions and the availability of credit worsen or continue for an extended period, this could reduce our customers’ levels of expenditures and have a significant adverse effect on our revenue and operating results.

Part 1, Item 1A

The current global credit and economic environment has reduced worldwide demand for energy and resulted in significantly lower crude oil and natural gas prices. A substantial or extended decline in oil and natural gas prices can reduce our customers’ activities and their spending on our services and products. Demand for the majority of our services substantially depends on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves. These expenditures are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. As the worldwide deterioration in the financial and credit markets has deepened in recent months, demand for oil and gas has reduced dramatically and oil and gas prices have fallen sharply, causing some of our customers to start to reduce or delay their oil and gas exploration and production spending. This has started to reduce the demand for our services and has begun to exert downward pressure on the prices that we charge. If economic conditions continue to deteriorate or do not improve, it could result in further reductions of exploration and production expenditures by our customers, causing further declines in the demand for our services and products. This could result in a significant adverse effect on our operating results. Furthermore, it is difficult to predict how long the economic downturn will continue, to what extent it will worsen, and to what extent this will continue to affect us.

The reduction in cash flows being experienced by our customers resulting from declines in commodity prices, together with the reduced availability of credit and increased costs of borrowing due to the tightening of the credit markets, could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to us, which could have a significant adverse effect on our results of operations and cash flows. Additionally, our suppliers could be negatively impacted by current global economic conditions. If certain of our suppliers were to experience significant cash flow issues or become insolvent as a result of such conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, and adversely impact our results of operations and cash flows.

The prices for oil and natural gas are subject to a variety of additional factors, including:

•	demand for energy, which is affected by worldwide population growth, economic development and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries(“OPEC”) to set and maintain production levels for oil;

•	oil and gas production by non-OPEC countries;

•	political and economic uncertainty and socio-political unrest;

•	the level of worldwide oil exploration and production activity;

•	the cost of exploring for, producing and delivering oil and gas;

•	technological advances affecting energy consumption; and

•	weather conditions.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the approximately 80 countries in which we operate.

Our non-United States operations accounted for approximately 78% of our consolidated revenue in 2008, 76% in 2007 and 73% in 2006. Operations in countries other than the United States are subject to various risks, including:

•	unsettled political and economic conditions in certain areas;

Part 1, Item 1A

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

Part 1, Item 1A

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

Part 1, Item 1B, 2, 3, 4

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Schlumberger owns or leases manufacturing facilities, administrative offices, service centers, research centers, data processing centers, sales offices and warehouses throughout the world. No significant lease is scheduled to terminate in the near future, and Schlumberger believes comparable space is readily obtainable should any lease expire without renewal. Schlumberger believes its properties are generally well maintained and adequate for their intended use.

Outside the United States the principal owned or leased facilities of Oilfield Services are located in Beijing, China; Clamart and Abbeville, France; Fuchinobe, Japan; Oslo, Norway; Singapore; Abingdon, Cambridge and Stonehouse, United Kingdom; and Novosibirsk, Russia.

Within the United States, the principal owned or leased facilities of Oilfield Services are located in Boston, Massachusetts; Houston, Rosharon, and Sugar Land, Texas; and Lawrence, Kansas.

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

Part 1, Item 4

Executive Officers of Schlumberger

Information with respect to the executive officers of Schlumberger and their ages as of February 11, 2009 is set forth below. The positions for each executive officer have been held for at least five years, except where stated.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	62	Chairman and Chief Executive Officer, since February 2003.

Simon Ayat	54	Executive Vice President and Chief Financial Officer, since March 2007; Vice President Treasurer, February 2005 to March 2007; and Vice President, Controller and Business Processes, December 2002 to February 2005.

Chakib Sbiti	54	Executive Vice President, since February 2003.

Dalton Boutte	54	Executive Vice President, since February 2004; and President WesternGeco, since January 2003.

Ellen Summer	62	Secretary and General Counsel, since March 2002.

Ashok Belani	50	Vice President and Chief Technology Officer, since April 2006; Senior Advisor, Technology, January 2006 to April 2006; Director, President and Chief Executive Officer NPTest, May 2002 to December 2005.

Mark Danton	52	Vice President - Director of Taxes, since January 1999.

Howard Guild	37	Chief Accounting Officer, since July 2005; Director of Financial Reporting, October 2004 to July 2005; and Senior Manager, PricewaterhouseCoopers LLP, July 2001 to October 2004.

Paal Kibsgaard	41	Vice President Engineering, Manufacturing and Sustaining, since November 2007; Vice President Personnel, April 2006 to November 2007; and President, Drilling and Measurements, January 2003 to April 2006.

Catherine MacGregor	36	Vice President Personnel, since November 2007; Director of Personnel, Oilfield Services, January 2007 to November 2007; Operations Manager, Drilling & Measurements, Brunei/Malaysia/Philippines GeoMarket August 2005 to January 2007; Management Development Champion, Oilfield Services, September 2004 to August 2005; and DVD Product Champion, Drilling & Measurements, July 2002 to March 2004.

Rodney Nelson	50	Vice President Communications, since October 2007; VP Innovation and Collaboration, July 2006 to October 2007; VP Strategic Marketing, July 2004 to July 2006; and VP Marketing Oilfield Services, February 2003 to July 2004.

H. Sola Oyinlola	53	Vice President Treasurer, since March 2007; Deputy Treasurer, July 2006 to March 2007; and Oilfield Services GeoMarket General Manager, Nigeria, April 2001 to July 2006.

Satish Pai	47	Vice President, Operations, Oilfield Services, since May 2008, President Europe Africa & Caspian, March 2006 to May 2008; and Vice President Oilfield Technologies, March 2002 to March 2006.

Malcolm Theobald	47	Vice President Investor Relations, since June 2007; and Global Account Director, September 2001 to June 2007.

Sophie Zurquiyah-Rousset	42	Chief Information Officer, since December 2006; Director of Personnel, Oilfield Services, April 2005 to December 2006; and Oilfield Services GeoMarket Manager, Latin America South, February 2003 to April 2005.

Part II, Item 5

PART II

Item 5.	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of January 31, 2009, there were 1,195,989,819 shares of common stock of Schlumberger outstanding, exclusive of 138,222,345 shares held in treasury, and approximately 19,483 stockholders of record. The principal United States market for Schlumberger’s common stock is the NYSE, where it is traded under the symbol “SLB”.

Schlumberger’s common stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SIX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2008 and 2007, were:

	Price Range		Dividends Declared
	High	Low
2008
QUARTERS
First	$102.71	$72.30	$0.210
Second	110.11	88.02	0.210
Third	111.95	73.53	0.210
Fourth	78.00	37.24	0.210
2007
QUARTERS
First	$71.17	$55.68	$0.175
Second	89.20	68.25	0.175
Third	108.75	81.26	0.175
Fourth	114.84	87.42	0.175

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to the ownership of such shares.

The following graph compares the yearly percentage change in the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the cumulative total return on Value Line’s Oilfield Services Industry Group over the preceding five-year period ending on December 31, 2008. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Part II, Item 5

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG SCHLUMBERGER LIMITED, S&P 500 INDEX

AND VALUE LINE’S OILFIELD SERVICES INDUSTRY INDEX

Assumes $100 invested on December 31, 2003 in Schlumberger Limited stock, in the S&P 500 Index, and in Value Line’s Oilfield Services Industry Index. Reflects reinvestment of dividends on the last day of the month of payment and annual reweighting of the Industry Peer Index portfolio.

Part II, Item 5

Share Repurchases

On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of Schlumberger common stock to be acquired in the open market before December 31, 2011.

The following table sets forth information on Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2008.

(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program

October 1 through October 31, 2008	1,450.0	$64.79	1,450.0	$7,125,799
November 1 through November 30, 2008	950.0	$48.96	950.0	$7,079,286
December 1 through December 31, 2008	300.0	$45.24	300.0	$7,065,715

	2,700.0	$57.05	2,700.0

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

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2008, Schlumberger issued 286,400 shares of its common stock upon conversion by holders of $11 million aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Part II, Item 6

Item 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained in this Report:

(Stated in millions except per share and employee data)

Year Ended December 31,	2008	2007	2006	2005	2004

SUMMARY OF OPERATIONS
Revenue:
Oilfield Services	$24,282	$20,306	$16,762	$12,647	$10,236
WesternGeco	2,838	2,963	2,476	1,663	1,241
Eliminations and other	43	8	(8)	(1)	3

Total revenue	$27,163	$23,277	$19,230	$14,309	$11,480

% increase over prior year	17%	21%	34%	25%	15%
Pretax Segment income:
Oilfield Services	$6,505	$5,959	$4,644	$2,827	$1,802
WesternGeco	836	1,060	812	295	123
Eliminations and other	(268)	(312)	(346)	(233)	(208)

Pretax Segment income	$7,073	$6,707	$5,110	$2,889	$1,717

% increase over prior year	5%	31%	77%	68%	25%
Interest income[1]	112	160	113	98	54
Interest expense[1]	217	268	229	187	201
Charges (credits), net[2]	116	(25)	46	(172)	243
Taxes on income[2]	1,430	1,448	1,190	682	277
Minority interest[2]	(25)	–	(49)	(91)	(36)

Income from Continuing Operations[3]	$5,397	$5,177	$3,710	$2,199	$1,014
Income from Discontinued Operations	38	–	–	8	210

Net Income	$5,435	$5,177	$3,710	$2,207	$1,224

Basic earnings per share
Income from Continuing Operations	$4.51	$4.36	$3.14	$1.87	$0.86
Income from Discontinued operations	0.03	–	–	0.01	0.18

Net Income per share[3]	$4.54	$4.36	$3.14	$1.87	$1.04

Diluted earnings per share
Income from Continuing Operations	$4.42	$4.20	$3.01	$1.81	$0.85
Income from Discontinued Operations	0.03	–	–	0.01	0.17

Net Income per share	$4.45	$4.20	$3.01	$1.82	$1.02

Cash dividends declared per share	$0.840	$0.700	$0.500	$0.420	$0.375

Part II, Item 6

(Stated in millions except number of employees)

Year Ended December 31,	2008	2007	2006	2005	2004

SUMMARY OF FINANCIAL DATA
Capital expenditures	$3,723	$2,931	$2,457	$1,593	$1,216

Depreciation expense	$1,904	$1,526	$1,232	$1,092	$1,007

Avg. number of shares outstanding:
Basic	1,196	1,188	1,182	1,179	1,178

Assuming dilution	1,224	1,239	1,242	1,230	1,226

AT DECEMBER 31
Net Debt[4]	$1,129	$1,857	$2,834	$532	$1,459

Working capital	$4,769	$3,551	$2,731	$3,121	$2,359

Total assets	$31,991	$27,853	$22,832	$18,077	$16,001

Long-term debt	$3,694	$3,794	$4,664	$3,591	$3,944

Stockholders’ equity	$16,862	$14,876	$10,420	$7,592	$6,117

Number of employees continuing operations	87,000	80,000	70,000	60,000	52,500

1.	Excludes amounts which are either included in the segments or Charges and Credits.
2.	For details of Charges and Credits and the related income taxes and minority interest, see Note 3 of the Consolidated Financial Statements.
3.	Amounts may not add due to rounding.
4.	“Net Debt” represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

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

Executive Overview

As 2008 progressed, early optimism of continuing growth in oil and natural gas exploration and production activity was dampened by growing evidence of weakening economic conditions that began to significantly weigh upon the energy markets in early October. While such weakening did not prevent oil prices from ramping up steeply to $147-per-barrel in July, the velocity of the subsequent reversal to under $40-per-barrel by the end of the year was supported by economic reports and forecasts that confirmed the majority of the OECD (Organization for Economic Co-operation and Development) countries to be in recession by the end of the third quarter. Consequently, global oil demand forecasts for 2008 dropped from quarter to quarter and it became apparent that moderating oil demand growth in the non-OECD economies would no longer be sufficient to offset a continuing three-year demand decline within the OECD countries. As a result, 2008 saw the first global oil demand decrease in 25 years. In the fourth quarter OPEC elected to cut production by a total of 3.7 million barrels per day to remove supply and support prices, however, the time taken for these cuts to be felt in the market, and for the resultant increased spare capacity to be reabsorbed by future growth, was large enough for E&P customers to cut investment. This translated to lower demand and weaker prices for oilfield services in an increasing number of areas late in the fourth quarter.

The natural gas markets presented a similar picture. While activity was initially maintained in the first part of the year, the developing recession in the latter part of 2008 led to lower industrial demand in the developed economies although commercial and residential demand was maintained. In North America, supply increased by 6% in 2008 largely as a result of industry deployment of advanced drilling, production and completion technologies leading to higher gas production and consequently greater storage levels in spite of lower Canadian imports and decreased LNG (Liquified Natural Gas) supplies. Consequently, more LNG has become available for other international importers and, as a result, the majority of the developed economies are well supplied for their needs. Within the United States, the world’s largest natural gas market, this translated to reduced gas exploration and production investment with lower demand for oilfield services and consequent pressure on service pricing in a number of areas by the fourth quarter as the market price of natural gas fell. In international markets however, increasing demand for natural gas in the developing economies led to sustained drilling activity with drilling rigs previously deployed on oil exploration and development moving to natural gas activity in some regions.

Within this volatile market, Schlumberger Oilfield Services revenue in 2008 grew by 20% versus 2007, with demand strongest in international markets. Year-on-year growth rates reached 28% in Latin America, 24% in Europe/CIS/Africa, 18% in Middle East & Asia and 11% in North America. All Technologies experienced double-digit growth, most notably in Well Services, Drilling & Measurements and Wireline. These results mask, however, a rapid reversal that occurred late in the year in response to the worsening economic climate, and, after three quarters of overall growth, revenues in the fourth quarter declined sequentially through weakening local currencies and reduced customer spending, in addition to seasonal factors.

A variety of new Schlumberger products and services contributed to growth in 2008. These included further penetration of Scanner Family* advanced wireline logging services and Scope* imaging-while-drilling technologies into new markets as customers sought to increase their understanding of complex reservoirs. Growth through measurement integration also extended into the production domain with offerings such as the StimMAP* LIVE real-time fracture monitoring service that combines the measurement capability of Wireline with the pressure pumping expertise of Well Services to track the progress of fracture stimulation in real time

Part II, Item 7

to be able to control the operation for maximum effect. Other new production-related services included ACTive* coiled-tubing services that combine a downhole sensor package with a fiber-optic communications system to monitor coiled-tubing-enabled operations in real time.

Acquisitions in 2008 also served to increase Schlumberger capabilities or added specific new technologies to the portfolio. In Canada, Schlumberger and First Reserve Corporation acquired Saxon Energy Services Inc., a land drilling contractor with major activity in North and South America. Schlumberger had already enjoyed a long association with Saxon, including operation of joint ventures in Mexico and Colombia for the supply of drilling services that support integrated project management activities. Also in Canada, Schlumberger acquired the business of Extreme Engineering Limited, a leading supplier of unmanned measurement-while-drilling systems to land markets in the United States and Canada. Other technology acquisitions included Integrated Exploration Systems, a Germany-based technology leader in petroleum systems modeling, and Staag Imaging, a Houston-based provider of leading-edge depth imaging technologies for seismic data processing.

The performance of WesternGeco, where full-year 2008 revenue fell by 4% versus 2007, was limited by a combination of lower Multiclient sales, reduced Land activity, and cost inflation that affected Marine operations. Among these factors, Multiclient sales were particularly weak with the sharp decrease reported in the first quarter not being reversed later in the year as a clear indication of customers restricting discretionary spending for seismic data. Contract awards remained strong, however, and WesternGeco reported a record backlog of $1.8 billion at the end of the year, up $700 million from the end of the third quarter.

In spite of this weaker-than-expected performance, WesternGeco made significant progress in the introduction of new technology during the year. These included a new proprietary full-azimuth marine acquisition technique, known as coil shooting, that leverages the signal fidelity and streamer-steering capability of Q* technology to provide resolution in sub-salt applications where wide-azimuth techniques mobilize too many resources. Coil shooting provides the same quality survey but uses only one vessel to do so. In other new technology developments, the UniQ* latest-generation land acquisition system was unveiled. This substantially increases the number of acquisition channels available and in combination with proprietary vibrator source technology delivers a sharper image and wider coverage.

The sharp drop in oil and gas prices in the latter part of 2008 that resulted in lower activity, higher inventories, and the belief that demand will erode further in 2009 as a result of the economic slowdown, has led to rapid and substantial reductions in exploration and production expenditure. At current prices most of the new categories of hydrocarbon resources such as heavy oil, tar sands, coal-to-liquids, or gas-to-liquids are not economic to develop. In addition, it will take time for inflation to be removed from the E&P supply chain to bring finding and development costs more in line with lower oil and gas prices.

Schlumberger therefore expects 2009 activity to weaken across the board, with the most significant declines occurring in North American gas drilling, Russian oil production enhancement, and in mature offshore basins. Exploration offshore will also be somewhat curtailed but commitments already planned are likely to be honored. Seismic expenditures, particularly for multiclient data, are likely to decrease from the levels of 2008. Furthermore, pricing erosion will compound these effects on revenue. In this market we are taking the necessary actions early in 2009 to adjust our operating cost base while preserving our long-term commitments to technology development, key skill sets and service and product quality.

The most important indicator of a future recovery in oilfield services activity will be a stabilization and recovery in the demand for oil. The recent years of increased exploration and production spending, however, have not been sufficient to substantially improve the supply situation. The age of the production base, accelerating decline rates and the smaller size of recently developed fields will mean that any prolonged reduction in investment will lead to a strong rebound in activity in the future.

Part II, Item 7

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

(Stated in millions)
	Total Year 2008	Total Year 2007(1)	% Change	Total Year 2007(1)	Total Year 2006(1)	% Change
OILFIELD SERVICES
Revenue	$24,282	$20,306	20%	$20,306	$16,762	21%
Pretax Operating Income	$6,505	$5,959	9%	$5,959	$4,644	28%

WESTERNGECO
Revenue	$2,838	$2,963	(4)%	$2,963	$2,476	20%
Pretax Operating Income	$836	$1,060	(21)%	$1,060	$812	31%

	Fourth Qtr. 2008	Third Qtr. 2008	% change
OILFIELD SERVICES
Revenue	$6,256	$6,356	(2)%
Pretax Operating Income	$1,599	$1,699	(6)%

WESTERNGECO
Revenue	$599	$892	(33)%
Pretax Operating Income	$88	$355	(75)%

1.	Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.

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

Oilfield Services

Fourth Quarter 2008 Results

Fourth-quarter revenue of $6.26 billion was 2% lower sequentially but was 15% higher year-on-year. Sequentially, Europe/CIS/Africa revenue declined primarily due to a weakening of the local currencies against the US dollar and from lower activity in Russia as the result of reduced customer spending and seasonal slowdowns. In Latin America, revenue fell due to weaker local currencies and lower activity in the Venezuela/Trinidad & Tobago and Mexico/Central America GeoMarkets. Middle East & Asia declined on lower activity in the Australia/Papua New Guinea/New Zealand and Qatar GeoMarkets. These decreases, however, were partially offset by an increase in North America as the result of strong activity in the US Gulf of Mexico and US land West GeoMarkets. Local currency changes reduced Oilfield Services fourth-quarter revenue by approximately 3%.

Fourth-quarter pretax operating income of $1.60 billion was 6% lower sequentially but 4% higher year-on-year. Sequentially, pretax operating margin decreased from 26.7% to 25.6% primarily as a result of reduced activity levels in the Europe/CIS/Africa, Latin America and Middle East & Asia Areas, partially offset by the improvement in overall activity and a more favorable revenue mix in North America.

North America

Revenue of $1.56 billion increased 4% sequentially and 17% year-on-year. Pretax operating income of $346 million increased 9% sequentially and 2% year-on-year.

Part II, Item 7

Sequentially, the US Gulf of Mexico GeoMarket activity recovered from the slowdown experienced during the hurricane season of the third quarter and realized further growth on a higher ultra deep-water rig count that led to strong demand for Wireline, Well Testing and Well Services technologies. The US land West GeoMarket revenue increased on strong demand for Well Services and Drilling & Measurements services and Artificial Lift products while the Alaska GeoMarket experienced a seasonal increase in activity that resulted in robust demand for Well Services and Drilling & Measurements technologies. SIS experienced growth from strong year-end software and hardware sales. These increases were partially offset by decreased revenue in the US land Central and North GeoMarkets on reducing rig count that accelerated at quarter end. Canada GeoMarket revenue was also lower primarily as the result of the weakening of the Canadian dollar.

Pretax operating margin improved sequentially from 21.1% to 22.3% mainly as a result of stronger activity levels and increased high-margin services in the US Gulf of Mexico, US land West and Alaska GeoMarkets. These increases were partially offset by pricing pressure in the US land Central and North GeoMarkets.

Latin America

Revenue of $1.11 billion was 3% lower sequentially but increased 18% year-on-year. Pretax operating income of $200 million decreased 13% sequentially and 4% year-on-year.

Sequentially, revenue in the Venezuela/Trinidad & Tobago GeoMarket declined as a result of lower demand for Wireline and Well Services technologies and Completions products, while the Mexico/Central America GeoMarket experienced lower activity in Integrated Project Management (IPM) projects. These decreases were partially offset by higher offshore exploration-related activity in the Brazil GeoMarket that led to robust demand for Wireline, Well Testing and Drilling & Measurements services, while activity in the Peru/Colombia/Ecuador GeoMarket increased due to strong demand for Artificial Lift and SIS products. Area revenue was also reduced by approximately 4% due to the weakening of local currencies against the US dollar.

Pretax operating margin declined sequentially from 20.1% to 18.0% from lower activity and a less favorable revenue mix in the Venezuela/Trinidad & Tobago GeoMarket, reduced gain share from IPM projects in the Peru/Colombia/Ecuador GeoMarket, and cost inflation and a less favorable revenue mix in the Mexico/Central America GeoMarket.

Europe/CIS/Africa

Revenue of $2.05 billion decreased 5% sequentially but increased 16% year-on-year. Pretax operating income of $533 million decreased 15% sequentially but was 8% higher year-on-year.

Sequentially, Area revenue was 5% lower due to the weakening of local currencies against the US dollar particularly in the North Sea, Continental Europe and Russia. Additionally, Russia experienced significant reductions in activity from lower customer spending and the seasonal slowdown in Sakhalin. Lower Framo revenue also contributed to the decline. These decreases were partially offset by significantly increased activity in the Libya GeoMarket from strong demand for Artificial Lift products and for Drilling & Measurements, Well Testing and Wireline services, as well as in the Continental Europe GeoMarket from higher demand for Wireline and Drilling & Measurements technologies.

Pretax operating margin decreased sequentially from 29.0% to 26.1% primarily due to lower activity and a less favorable revenue mix in the North Sea and Nigeria & Gulf of Guinea GeoMarkets and Russia. The decrease in Framo revenue also contributed to this result.

Middle East & Asia

Revenue of $1.47 billion was 2% lower sequentially but 9% higher year-on-year. Pretax operating income of $491 million decreased 7% sequentially but increased 4% year-on-year.

Sequentially, Area revenue declined mainly as a result of weather-related effects in the Australia/Papua New Guinea/New Zealand and China/Japan/Korea GeoMarkets, lower activity in Qatar, a less favorable activity

Part II, Item 7

mix in Brunei/Malaysia/Philippines and reduced customer spending in the China/Japan/Korea and Arabian GeoMarkets. These declines primarily affected demand for Wireline, Drilling & Measurements and Well Services technologies, but were partially offset by the positive impact of retroactive price adjustments for a Wireline contract in addition to growth in the Gulf GeoMarket for Artificial Lift products and Well Services and Drilling & Measurements technologies.

Pretax operating margin declined sequentially from 35.5% to 33.5% primarily due to the overall lower level of activity in the Area as well as a less favorable revenue mix in the Arabian and India GeoMarkets.

Total Year 2008 Results

Full-year 2008 revenue of $24.28 billion increased 20% versus 2007 driven by Area growth of 28% in Latin America, 24% in Europe/CIS/Africa, 18% in Middle East & Asia and 11% in North America.

All Technologies experienced double-digit growth most notably in Well Services, Drilling & Measurements and Wireline.

Pretax operating income of $6.50 billion in 2008 was 9% higher than 2007. However, pretax operating margin declined 256 basis points (bps) to 26.8% primarily due to reduced pricing for well stimulation services in the US land GeoMarkets, a higher mix of low-margin third-party managed services in the Mexico/Central America GeoMarket and cost inflation across all Areas.

North America

Revenue of $5.91 billion grew 11% versus 2007. Growth was led by the US land West GeoMarket mostly due to increased gas shale activity that resulted in robust demand for Well Services and Drilling & Measurements technologies and by the US land Central GeoMarket on higher rig activity and strong Artificial Lift product sales. The Canada GeoMarket revenue was higher from demand for Well Services and Drilling & Measurements technologies while the US Gulf of Mexico GeoMarket grew on increased deepwater activity the resulted in strong demand for Drilling & Measurements and Wireline services in addition to Completion Systems products.

Pretax operating margin decreased 557 bps to 23.2% primarily as the result of lower pricing for well stimulation services in the US land GeoMarkets and cost inflation across the Area.

Latin America

Revenue of $4.23 billion was 28% higher than 2007 on double-digit growth across all GeoMarkets. The Mexico/Central America GeoMarket increased on significantly higher IPM activity while the Peru/Colombia/Ecuador GeoMarket also experienced increased IPM activity in addition to robust demand for Wireline services and for Artificial Lift and SIS products. The Brazil GeoMarket grew on higher offshore activity that resulted in stronger demand for Well Testing, Wireline and Well Services technologies. The Venezuela/Trinidad and Tobago GeoMarket experienced increased demand for Wireline, Drilling & Measurements and Well Services activities.

Pretax operating margin of 20.3% declined 262 bps versus 2007 as a result of an increased mix of low-margin third-party managed services in the Mexico/Central America GeoMarket and cost inflation across the Area.

Europe/CIS/Africa

Revenue of $8.18 billion increased 24% versus the same period last year. Growth was led by Russia which experienced strong demand for Wireline, Well Services and Drilling & Measurements technologies. The West & South Africa, North Sea and Caspian GeoMarkets grew on increased exploration-related services as well as strong demand for Well Services technologies. The Continental Europe GeoMarket was higher due to strong drilling-related activities and demand for SIS products. The consolidation of Framo also contributed to the increase.

Part II, Item 7

Pretax operating margin decreased 112 bps to 27.4% primarily as a result of reduced pricing in the Libya GeoMarket and a less favorable revenue mix in the Nigeria & Gulf of Guinea GeoMarket and Russia. The consolidation of Framo also reduced total Area margin.

Middle East & Asia

Revenue of $5.72 billion was 18% higher than the prior year. All GeoMarkets experienced growth, most notably in the Arabian, Australia/Papua New Guinea/New Zealand, Gulf, and East Mediterranean GeoMarkets. Among the Technologies, growth was strongest in Wireline, Drilling & Measurements, Well Services and Well Testing.

Pretax operating margin was nearly flat at 35.0% as the positive impact of the higher overall activity level was offset by cost inflation.

Total Year 2007 Results

Full-year 2007 revenue of $20.31 billion increased 21% versus 2006, led by Area growths of 31% in both the Middle East & Asia, and in Europe/CIS/Africa and 29% in Latin America, while North America remained essentially flat. Pretax operating income of $5.96 billion in 2007 was 28% higher than 2006.

Pretax operating margins of 29.3% improved 164 bps in 2007 versus 2006. Higher activity and expansion of higher-margin new technology deployment across Europe/CIS/Africa, Middle East & Asia and Latin America Areas were the principal contributors to this performance. In North America, pricing erosion in pressure-pumping well-stimulation activities moderated year-on-year margin growth within the Area.

Among the GeoMarkets, the greatest increases in revenue were recorded in the North Sea, followed by Mexico/Central America, Arabian, West & South Africa, and Venezuela/Trinidad & Tobago.

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

Activity across US Land continued to grow driven by the increase in rig count and higher service intensity in unconventional natural gas reservoirs. However, weakness in natural gas prices and excess well stimulation related pressure pumping capacity led to a year-on-year decline in pricing in stimulation related activities. The US Gulf Coast GeoMarket continued to grow driven by demand for exploration related activities.

In Canada year-on-year revenue declined sharply due to operator slowdown driven by weakness in natural gas prices and uncertainty over the fiscal regime.

Pretax operating margin declined by 167 bps to 28.8% primarily due to lower pricing in well stimulation related activities across the Area together with lower activity in Canada.

Latin America

Revenue of $3.30 billion in 2007 increased 29% over 2006, led by a surge in IPM-related activity in Mexico following the budget-related slowdowns in the previous year, followed by the growth in exploration-related activities in the Peru/Columbia/Ecuador and Latin America South GeoMarkets. The Venezuela/Trinidad & Tobago GeoMarket also grew with higher rig count-driven activity in addition to finalization of the contracts related to drilling barges.

Part II, Item 7

The Mexico/Central America GeoMarket recorded robust growth with the start of several integrated projects. Peru/Columbia/Ecuador and Latin America South witnessed strong growth in exploration-related activities. Demand was strong for all Technologies led by IPM, followed by Drilling & Measurements, Wireline and Well Testing services.

Pretax operating margin increased strongly by 358 bps to reach 22.9%. This increase resulted mainly from a favorable activity mix and improved pricing.

Europe/CIS/Africa

Revenue of $6.60 billion in 2007 increased 31% over 2006 with the highest growth recorded in the North Sea, West & South Africa and North Africa GeoMarkets.

Strong revenue increases were recorded in the North Sea, West & South Africa and North Africa driven by the expansion of exploration-related activities. GeoMarkets in Russia continued to grow strongly due to a combination of organic growth and the completion of the acquisition of Tyumenpromgeofizika during the second quarter of the year.

Pretax operating margins increased by 301 bps to reach 28.6%. This performance was due to a combination of increased activity, improved pricing and accelerated new technology deployment across most GeoMarkets partially offset by a pricing decline in well stimulation activities in the East Russia and subdued activity in Nigeria.

Middle East & Asia

Revenue of $4.87 billion in 2007 increased 31% over 2006 with the largest increases recorded in the Arabian GeoMarket, followed by East Mediterranean, Australia/Papua New Guinea, Qatar, Gulf and India.

The Australia/Papua New Guinea GeoMarket recorded the highest growth rate in the Area driven by higher exploration related activity. Growth in East Mediterranean, Qatar, Gulf and India resulted from higher exploration and development activity while the Arabian GeoMarket continued to grow, albeit at a lower rate than the previous year, as new rig additions slowed down in Saudi Arabia.

Pretax operating margin increased by 296 bps to an impressive 35.1%. This performance was driven by continued increase in activity and pricing increases together with deployment of higher-margin Wireline and Drilling & Measurements new technologies.

WesternGeco

Fourth Quarter 2008 Results

Fourth-quarter revenue of $599 million decreased 33% sequentially and 25% year-on-year. Pretax operating income of $88 million was 75% lower sequentially and 68% lower year-on-year.

Sequentially, Marine revenue decreased significantly due to seasonal vessel transits, dry docks and project startups. Multiclient revenue was also down markedly as customers reduced discretionary spending. Land revenue, however, increased due to higher utilization and the start of new projects in Latin America and Africa while Data Processing recorded modest growth.

Pretax operating margin decreased sequentially from 39.8% to 14.7% due to lower Marine vessel utilization, higher transits and the slowdown in Multiclient sales, the effects of which were only partially offset by the higher Land crew utilization.

Total Year 2008 Results

Full-year 2008 revenue of $2.84 billion was 4% lower than 2007. Multiclient revenue was down 18%, primarily as the result of significantly lower client discretionary spending in the fourth quarter of 2008, while Land

Part II, Item 7

decreased 15% on lower crew utilization. These decreases were partially offset by a 4% revenue increase in Marine, as a result of additional vessel capacity and higher pricing, and a 19% increase in Data Processing, which experienced a growth in activity in all geographic areas.

Pretax operating margin of 29.5% decreased 634 basis points due to significantly lower Multiclient sales, reduced Land activity and cost inflation that affected Marine operations.

Revenue backlog was $1.8 billion at the end of 2008, compared to $1.2 billion at the end of 2007, of which an estimated $1.3 billion is expected to be realized in 2009.

Total Year 2007 Results

Full-year 2007 revenue of $2.96 billion increased 20% versus 2006. Pretax operating income of $1.06 billion in 2007 was 31% higher than 2006. Pretax operating margin reached 35.8% – an increase of 299 bps in 2007 versus 2006 – demonstrating continued high vessel utilization, pricing increases in Marine and accelerating demand for exploration-driven seismic services. Q-Technology revenue reached $1.14 billion, representing 38% of 2007 full-year revenue.

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

During the second quarter of 2007, the seventh Q-Technology equipped vessel – the Western Spirit – was launched.

Revenue backlog was $1.2 billion at the end of 2007 compared to $1.1 billion at the end of 2006.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2008	2007	2006
Interest income	$119	$162	$117
Equity in net earnings of affiliated companies	293	244	179
Other [1]	(10)	25	(9)

	$402	$431	$287

1.	Refer to Note 3 to the Consolidated Financial Statements for details.

Interest Income

The average return on investments decreased to 3.5% in 2008 from 5.2% in 2007 and the weighted average investment balance of $3.4 billion in 2008 increased $286 million compared to 2007.

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

Part II, Item 7

Interest Expense

Interest expense of $247 million in 2008 decreased by $27 million compared to 2007 due to a decline in the weighted average borrowing rates, from 5.0% to 4.5%. The weighted average debt balance of $5.5 billion in 2008 was essentially flat compared to 2007.

Interest expense of $275 million in 2007 increased by $40 million compared to 2006. The weighted average borrowing rates of 5.0% in 2007 increased from 4.6% in 2006. The weighted average debt balance of $5.5 billion in 2007 increased by $420 million compared to 2006, primarily due to the funding, in the second quarter of 2006, of the WesternGeco transaction described in Note 4 to the Consolidated Financial Statements.

Other

Gross margin was 30.2%, 33.5% and 31.4% in 2008, 2007 and 2006, respectively.

The decline in gross margin percentage in 2008, compared to 2007, was primarily attributable to the following factors: reduced pricing for well stimulation services in the US Land GeoMarkets, a higher mix of low-margin third-party managed services in the Mexico/Central America GeoMarket, significantly lower Multiclient sales in WesternGeco and the impact of cost inflation across all Areas within Oilfield Services as well as the Marine operations of WesternGeco.

The increase in gross margin percentage in 2007, compared to 2006, was primarily due to increased pricing, stronger demand for higher-margin technologies, and operating efficiency improvements.

As a percentage of Revenue, Research & engineering, Marketing and General & administrative expenses were as follows:

	2008	2007	2006
Research & engineering	3.0%	3.1%	3.2%*
Marketing	0.4%	0.4%	0.4%
General & administrative	2.2%	2.2%	2.4%

*	Research & engineering in 2006 included $27 million of in-process research and development charges associated with acquisitions. See discussion of the Charges and Credits in Note 3 to the Consolidated Financial Statements.

Research & engineering expenditures, by segment, were as follows:

(Stated in millions)
	2008	2007	2006
Oilfield Services	$686	$595	$496
WesternGeco	118	120	73
In-process R&D charges [1]	–	–	27
Other [2]	15	13	23

	$819	$728	$619

1.	See discussion of Charges and Credits in Note 3 to the Consolidated Financial Statements.
2.	Includes $16 million of cost in 2006 associated with Schlumberger’s relocation of its United States research center from Ridgefield to Boston.

Income Taxes

The effective tax rate was 20.9% in 2008, 21.9% in 2007 and 24.0% in 2006.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

Part II, Item 7

The decrease in the effective tax rate in 2008, as compared to 2007, was primarily attributable to the geographic mix of earnings. Oilfield Services had a lower proportion of pretax earnings in North America. Also, outside North America, various GeoMarkets with lower tax rates contributed a greater percentage to pretax earnings.

The decrease in the effective tax rate in 2007, as compared to 2006, was primarily attributable to the geographic mix of earnings. Both Oilfield Services and WesternGeco had a lower proportion of pretax earnings in North America. Outside North America, various GeoMarkets with lower tax rates contributed a greater percentage to pretax earnings.

Charges and Credits

Schlumberger recorded significant charges and credits during 2008, 2007 and 2006. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2008 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net	Income Statement Classification
Charges and Credits
–Workforce reduction	$74.4	$(9.1)	$–	$65.3	Cost of goods sold and services
–Provision for doubtful accounts	31.8	(7.8)	(6.1)	17.9	Cost of goods sold and services
–Other	9.8	–	–	9.8	Interest and other income

Net Charges	$116.0	$(16.9)	$(6.1)	$93.0

The following is a summary of the 2007 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net	Income Statement Classification
Charges and Credits
- Gain on sale of workover rigs	$(24.5)	$7.1	$–	$(17.4)	Interest and other income

The following is a summary of the 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net	Income Statement Classification
Charges and Credits
–WesternGeco in-process R&D charge	$21.0	$–	$–	$21.0	Research & engineering
–Loss on liquidation of investments to fund WesternGeco transaction	9.4	–	–	9.4	Interest and other income
–WesternGeco visa settlement	9.7	0.3	(3.2)	6.8	Cost of goods sold and services
–Other in-process R&D charges	5.6	–	–	5.6	Research & engineering

Net Charges	$45.7	$0.3	$(3.2)	$42.8

Cash Flow

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Part II, Item 7

Details of Net Debt follow:

(Stated in millions)
	2008	2007	2006
Net Debt, beginning of year	$(1,857)	$(2,834)	$(532)
Net income	5,435	5,177	3,710
Excess of equity income over dividends received	(235)	(189)	(181)
Depreciation and amortization [1]	2,269	1,954	1,561
Increase in working capital	(591)	(541)	(341)
Pension plan contributions	(290)	(250)	(251)
Capital expenditures	(3,723)	(2,931)	(2,457)
Multiclient seismic data capitalized	(345)	(260)	(180)
Proceeds from employee stock plans	351	622	442
Stock repurchase program	(1,819)	(1,355)	(1,068)
Dividends paid	(964)	(771)	(568)
Eastern Echo acquisition	–	(699)	–
Acquisition of minority interest in WesternGeco	–	–	(2,406)
Other business acquisitions	(345)	(286)	(577)
Conversion of debentures	448	656	–
Distribution to joint venture partner	–	–	(60)
Translation effect on net debt	166	(128)	(66)
Other	371	(22)	140

Net Debt, end of year	$(1,129)	$(1,857)	$(2,834)

1.	Includes Multiclient seismic data costs.

(Stated in millions)
	Dec. 31	Dec. 31	Dec. 31
Components of Net Debt	2008	2007	2006
Cash	$189	$197	$166
Short-term investments	3,503	2,972	2,833
Fixed income investments, held to maturity	470	440	153
Bank loans and current portion of long-term debt	(1,598)	(1,318)	(1,322)
Convertible debentures	(321)	(769)	(1,425)
Other long-term debt	(3,372)	(3,379)	(3,239)

	$(1,129)	$(1,857)	$(2,834)

Key liquidity events during 2008, 2007 and 2006 included:

•

In September 2008, Schlumberger Finance B.V. issued €500 million 5.25% Guaranteed Notes due 2013. Schlumberger entered into agreements to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger Finance B.V. will pay interest in US dollars at a rate of 4.74%. The proceeds from these notes were used to repay commercial paper borrowings.

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

On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of Schlumberger common stock to be acquired in the open market before December 31, 2011, of which $934 million has been repurchased as of December 31, 2008.

Part II, Item 7

The following table summarizes the activity under these share repurchase programs during 2008, 2007 and 2006:

(Stated in thousands except per share amounts and prices)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
2008	$1,818,841	21,064.7	$86.35
2007	$1,355,000	16,336.1	$82.95
2006	$1,067,842	17,992.7	$59.35

Given the current credit and economic environment, Schlumberger anticipates that the total dollar amount of stock repurchases in 2009 may be significantly less than the $1.8 billion spent during 2008. This anticipated reduction will serve to increase Schlumberger’s financial flexibility during these uncertain times. Stock buy-back activity during 2009 will continue to be targeted to offset any dilution caused by the Schlumberger stock-based compensation programs.

•

Cash flow provided by operations was $6.9 billion in 2008, $6.3 billion in 2007 and $4.7 billion in 2006. These improvements were driven by the revenue and net income increases experienced in 2008 and 2007 offset by required investments in working capital.

•

During 2008, 2007 and 2006, Schlumberger announced that its Board of Directors had approved increases in the quarterly dividend of 20%, 40% and 19%, respectively. Total dividends paid during 2008, 2007 and 2006 were $964 million, $771 million and $568 million, respectively.

•

Capital expenditures were $3.7 billion in 2008, $2.9 billion in 2007 and $2.5 billion in 2006. These increases were a result of the increased activity levels experienced in recent years. Capital expenditures are expected to approach $3.0 billion in 2009, including $385 million relating to the construction of seismic vessels.

•

During 2008, 2007 and 2006 Schlumberger made $290 million, $250 million and $251 million, respectively, of contributions to its defined benefit pension plans. The US qualified pension plan was 71% funded at December 31, 2008 based on the projected benefit obligation. This compares to 109% funded at December 31, 2007.

Outside of the US, Schlumberger’s International Staff Pension Plan, which was converted to a defined benefit pension plan during the fourth quarter of 2008 (and therefore accounts for approximately half of the increase in the Postretirement Benefits liability on the Consolidated Balance Sheet at December 31, 2008), and UK pension plan are a combined 69% funded at December 31, 2008 based on the projected benefit obligation. The UK pension plan was 92% funded at December 31, 2007.

Schlumberger currently anticipates contributing approximately $400 million to $500 million to its defined benefit pension plans in 2009, subject to market and business conditions.

•

During 2008 and 2007, certain holders of Schlumberger Limited 1.5% Series A Convertible Debentures due June 1, 2023 and 2.125% Series B Convertible Debentures due June 1, 2023 converted their debentures into Schlumberger common stock. The following table summarizes these conversions:

(Stated in millions)
	2008		2007
	Conversions	Shares issued	Conversions	Shares issued
1.5% Series A debentures	$353	9.76	$622	17.19
2.125% Series B debentures	95	2.36	34	0.85

	$448	12.12	$656	18.04

Part II, Item 7

At December 31, 2008, there were no outstanding Series A debentures and there were $321 million outstanding Series B debentures.

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

As of December 31, 2008, Schlumberger had approximately $3.7 billion of cash and short-term investments on hand. Wholly-owned subsidiaries of Schlumberger had separate committed debt facility agreements aggregating $3.9 billion with commercial banks, of which $1.8 billion was available and unused as of December 31, 2008. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

The current portion of long-term debt at December 31, 2008 has increased by $0.5 billion to $1.1 billion, as compared to December 31, 2007. This increase is primarily attributable to the outstanding €400 million Guaranteed Floating Rate Notes due 2009 being reclassified from long-term debt at December 21, 2008 to current at December 31, 2008 due to their maturity in the next twelve months.

Schlumberger’s total outstanding debt at December 31, 2008 was $5.3 billion and included approximately $1.1 billion of commercial paper borrowings. The total outstanding debt decreased approximately $0.2 billion compared to December 31, 2007.

Summary of Major Contractual Obligations

(Stated in millions)
		Payment Period
Contractual Obligations	Total	2009	2010 - 2011	2012 - 2013	After 2013
Debt [1]	$5,291	$1,597	$1,546	$2,148	$–
Operating Leases	$1,025	$293	$318	$156	$258
Purchase Obligations [2]	$1,588	$1,461	$127	$–	$–

	$7,904	$3,351	$1,991	$2,304	$258

1.	Excludes future payments for interest. Includes amounts relating to the $321 million of Convertible Debentures which are described in Note 11 of the Consolidated Financial Statements.
2.	Represents an estimate of contractual obligations in the ordinary course of business. Although these contractual obligations are considered enforceable and legally binding, the terms generally allow Schlumberger the option to reschedule and adjust their requirements based on business needs prior to the delivery of goods.

Refer to Note 19 of the Consolidated Financial Statements for details regarding Schlumberger’s pension and other postretirement benefit obligations.

Part II, Item 7

As discussed in Note 15 of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2008 is approximately $877 million of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Multiclient Seismic Data

The WesternGeco segment capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2008 and 2007 was $287 million and $182 million, respectively. Such costs are charged to Cost of goods sold and services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year straight-line amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future revenues, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, future cash flows are analyzed primarily based on two pools of surveys: United States and non-United States. The United States and non-United States pools were determined to be the most appropriate level at which to perform the impairment review based upon a number of factors including (i) various macroeconomic factors that influence the ability to successfully market surveys and (ii) the focus of the sales force and related costs. Certain larger surveys are analyzed for impairment on a survey by survey basis. These surveys are typically significantly prefunded by customers and accordingly, management has determined that it is not appropriate to include them within the United States and non-United States pools for impairment review purposes.

Part II, Item 7

Allowance for Doubtful Accounts

Schlumberger maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. A significant amount of judgment is involved in recording and making adjustments to this reserve. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices. Depending on how such potential issues are resolved, or if the financial condition of Schlumberger customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

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

For purposes of performing the impairment test for goodwill as required by SFAS 142, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values at the time of the annual goodwill impairment tests for 2008, 2007 and 2006.

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

Part II, Item 7

Pension and Postretirement Benefits

Schlumberger’s pension and postretirement benefit obligations are described in detail in Note 19 to the Consolidated Financial Statements. The obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate, expected return on plan assets and medical cost trend rates. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis, or upon the occurrence of significant events.

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 6.50% at both December 31, 2008 and December 31, 2007.

•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 6.48% at December 31, 2008 and 5.80% at December 31, 2007.

•	The discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans was increased from 6.00% in 2007 to 6.50% in 2008.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans was increased from 5.20% in 2007 to 5.80% in 2008.

A higher discount rate decreases the present value of benefit obligations and decreases expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation, are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets for the United States pension plans was 8.50% in 2008 and 2007. The expected rate of return on plan assets for the international plans was 8.00% in 2008 and 2007. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized in both 2008 and 2007 was 9% graded to 6% over the next four years and 5% thereafter.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

(Stated in millions)
Change in Assumption	Effect on 2008 Pretax Pension Expense	Effect on Dec. 31, 2008 Liability

25 basis point decrease in discount rate	+$15	+$181
25 basis point increase in discount rate	- $14	- $172
25 basis point decrease in expected return on plan assets	+$ 7	–
25 basis point increase in expected return on plan assets	- $ 7	–

Part II, Item 7, 7A

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

Change in Assumption	Effect on 2008 Pretax Postretirement Medical Expense	Effect on Dec. 31, 2008 Liability

25 basis point decrease in discount rate	+$ 3	+$ 30
25 basis point increase in discount rate	- $ 3	- $ 32
100 basis point decrease per annum in medical cost trend rate	- $19	- $109
100 basis point increase per annum in medical cost trend rate	+$23	+$127

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates, commodity prices and interest rates.

As a multinational company, Schlumberger conducts business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s revenue in 2008 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% change in the average exchange rates of all the foreign currencies in 2008 would have changed revenue by approximately 1%. If the 2008 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by approximately 2%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by approximately 3%.

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Foreign currency forward contracts and foreign currency options to provide a hedge against currency fluctuations either on monetary assets/liabilities denominated in other than a functional currency or on expenses.

At December 31, 2008, contracts were outstanding for the US dollar equivalent of $2.9 billion in various foreign currencies. These contracts mature on various dates in 2009.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that generally does not involve derivatives and instead primarily uses a mix of variable and fixed rate debt combined with its investment portfolio to mitigate the exposure to changes in interest rates. At December 31, 2008, Schlumberger had fixed rate debt aggregating approximately $2.2 billion and variable rate debt aggregating approximately $3.1 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $4.0 billion at December 31, 2008, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds and are substantially all denominated in US dollars. The average return on investment was 3.5% in 2008.

Part II, Item 7A

The following table represents principal amounts of Schlumberger’s debt at December 31, 2008 by year of maturity:

(Stated in millions)

	Expected Maturity Dates
	2009	2010	2011	2012	2013	Total

Fixed rate debt
5.25% Guaranteed Bonds (Euro denominated)					$714	$714
2.125% Series B Convertible Debentures		$321				321
5.14% Guaranteed Notes (Canadian dollar denominated)		203				203
5.875% Guaranteed Bonds (Euro denominated)			$355			355
6.5% Notes				$647		647

Total fixed rate debt	$–	$524	$355	$647	$714	$2,240
Variable rate debt	$1,597	$245	$422	$771	$16	$3,051

Total	$1,597	$769	$777	$1,418	$730	$5,291

The fair market value of the outstanding fixed rate debt was approximately $2.4 billion as of December 31, 2008. The weighted average interest rate on the variable rate debt as of December 31, 2008 was approximately 4.5%.

Schlumberger does not enter into foreign currency or interest rate derivatives for speculative purposes.

Forward-looking Statements

This Report and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; operating and capital expenditures as well as research & development spending, by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the Schlumberger effective tax rate; Schlumberger’s stock repurchase program; expected pension and post-retirement funding; expected stock compensation costs; exploitation and integration of technology; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; the financial condition of our suppliers and customers in light of current global economic conditions; operational and project modifications, delays or cancellations; political and economic uncertainty and socio-political unrest; and other risks and uncertainties described elsewhere in this Report, including under “Item 1A. Risk Factors”. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Part II, Item 8

Item 8.    Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in thousands, except per share amounts)
Year Ended December 31,	2008	2007	2006

Revenue	$27,162,933	$23,276,542	$19,230,478
Interest and other income, net	401,834	431,495	286,716
Expenses
Cost of goods sold and services	18,967,031	15,481,746	13,182,753
Research & engineering	818,791	728,491	619,316
Marketing	95,120	81,545	75,704
General & administrative	584,118	517,248	456,347
Interest	247,252	274,558	234,916

Income from Continuing Operations before taxes and minority interest	6,852,455	6,624,449	4,948,158
Taxes on income	1,430,124	1,447,933	1,189,568

Income from Continuing Operations before minority interest	5,422,331	5,176,516	3,758,590
Minority interest	(25,380)	–	(48,739)

Income from Continuing Operations	5,396,951	5,176,516	3,709,851
Income from Discontinued Operations	37,850	–	–

Net Income	$5,434,801	$5,176,516	$3,709,851

Basic earnings per share:
Income from Continuing Operations	$4.51	$4.36	$3.14
Income from Discontinued Operations	0.03	–	–

Net Income	$4.54	$4.36	$3.14

Diluted earnings per share:
Income from Continuing Operations	$4.42	$4.20	$3.01
Income from Discontinued Operations	0.03	–	–

Net Income	$4.45	$4.20	$3.01

Average shares outstanding	1,196,237	1,187,944	1,181,683
Average shares outstanding, assuming dilution	1,223,894	1,238,675	1,242,196

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in thousands)
December 31,	2008	2007

ASSETS
Current Assets
Cash	$188,928	$197,233
Short-term investments	3,502,742	2,971,800
Receivables less allowance for doubtful accounts (2008 – $133,185; 2007 – $85,780)	6,257,861	5,361,114
Inventories	1,918,503	1,638,192
Deferred taxes	184,063	182,562
Other current assets	841,580	704,482

	12,893,677	11,055,383
Fixed Income Investments, held to maturity	469,937	440,127
Investments in Affiliated Companies	1,869,820	1,412,189
Fixed Assets less accumulated depreciation	9,690,340	8,007,991
Multiclient Seismic Data	287,238	182,282
Goodwill	5,188,996	5,142,083
Intangible Assets	819,986	902,700
Deferred Taxes	564,648	214,745
Other Assets	206,083	495,872

	$31,990,725	$27,853,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,268,019	$4,550,728
Estimated liability for taxes on income	1,006,816	1,071,889
Dividend payable	252,444	210,599
Long-term debt–current portion	1,137,937	638,633
Bank & short-term loans	459,434	679,594
Convertible debentures	–	353,408

	8,124,650	7,504,851
Convertible Debentures	321,334	415,897
Other Long-term Debt	3,372,183	3,378,569
Postretirement Benefits	2,369,448	840,311
Other Liabilities	868,818	775,975

	15,056,433	12,915,603

Minority Interest	71,923	61,881

Stockholders’ Equity
Common stock	4,667,999	4,136,363
Income retained for use in the business	19,890,842	15,461,767
Treasury stock at cost	(4,795,687)	(3,549,243)
Accumulated other comprehensive loss	(2,900,785)	(1,172,999)

	16,862,369	14,875,888

	$31,990,725	$27,853,372

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in thousands)
Year Ended December 31,	2008	2007	2006

Cash flows from operating activities:
Net Income	$5,434,801	$5,176,516	$3,709,851
Less: Income from discontinued operations	(37,850)	–	–
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization[1]	2,268,508	1,953,987	1,561,410
Earnings of companies carried at equity, less dividends received	(235,409)	(189,127)	(179,084)
Deferred income taxes	(5,698)	21,866	4,598
Stock-based compensation expense	171,559	135,510	113,843
Provision for losses on accounts receivable	64,730	8,596	24,392
Other non-cash items	75,030	23,886	88,287
Change in operating assets and liabilities:[2]
Increase in receivables	(944,294)	(1,016,545)	(860,564)
Increase in inventories	(299,142)	(356,294)	(222,142)
Increase in other current assets	(198,373)	(92,442)	(94,612)
Increase in accounts payable and accrued liabilities	683,202	502,417	417,941
(Decrease) increase in estimated liability for taxes on income	(94,254)	328,448	162,893
(Decrease) increase in postretirement benefits	(193,554)	(135,763)	5,827
Increase (decrease) in other liabilities	97,407	16,321	(4,544)
Other—net	111,019	(90,507)	17,358

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,897,682	6,286,869	4,745,454

Cash flows from investing activities:
Capital expenditures	(3,722,976)	(2,931,366)	(2,457,093)
Multiclient seismic data capitalized	(345,208)	(259,675)	(179,623)
Capitalization of intangible assets	–	–	(10,714)
Acquisition of Eastern Echo, net of cash acquired	–	(837,684)	–
Acquisition of minority interest in WesternGeco	–	–	(2,406,331)
Other business acquisitions, net of cash acquired	(345,164)	(281,006)	(584,097)
(Purchase) sale of investments, net	(597,985)	(88,815)	700,986
Other	(131,222)	(229,681)	(123,904)

NET CASH USED IN INVESTING ACTIVITIES	(5,142,555)	(4,628,227)	(5,060,776)

Cash flows from financing activities:
Dividends paid	(964,140)	(771,350)	(567,673)
Distribution to joint venture partner	–	–	(59,647)
Proceeds from employee stock purchase plan	177,189	148,457	111,679
Proceeds from exercise of stock options	174,223	473,601	329,866
Stock options windfall tax benefit	137,491	75,231	27,883
Stock repurchase program	(1,818,841)	(1,355,000)	(1,067,842)
Proceeds from issuance of long-term debt	1,281,493	455,129	1,413,874
Repayment of long-term debt	(601,094)	(584,253)	(91,811)
Net (decrease) increase in short-term debt	(210,729)	(72,243)	194,177

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,824,408)	(1,630,428)	290,506

Cash flow from discontinued operations—operating activities	63,382	–	–

Net (decrease) increase in cash before translation effect	(5,899)	28,214	(24,816)
Translation effect on cash	(2,406)	3,202	(321)
Cash, beginning of year	197,233	165,817	190,954

Cash, end of year	$188,928	$197,233	$165,817

1.	Includes multiclient seismic data costs
2.	Net of the effect of business acquisitions.

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in thousands)
	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Issued	In Treasury	Retained Income	Marked to Market	Deferred Employee Benefits Liabilities	Translation Adjustment	Comprehensive Income (Loss)

Balance, January 1, 2006	$2,750,570	$(2,113,276)	$7,999,770	$(17,042)	$(291,486)	$(736,951)	$2,102,481

Translation adjustment						$(50,862)	$(50,862)
Derivatives marked to market				37,754			37,754
Minimum pension liability					286,152		286,152
Tax benefit on minimum pension liability					(105,860)		(105,860)
Adjustment to initially apply FASB Statement No. 158					(489,579)
Tax benefit on adjustment to initially apply FASB Statement No. 158					199,125
Shares sold to optionees less shares exchanged	165,286	164,581
Shares granted to Directors	1,852	502
Proceeds from employee stock plans	61,912	34,457
Stock repurchase program		(1,067,842)
Acquisition of PetroAlliance	260,600	69,782
Stock-based compensation cost	113,843
Shares issued on conversions of debentures		3
Net income			3,709,851				3,709,851
Dividends declared ($0.50 per share)			(591,142)
Tax benefit on stock options	27,883

Balance, December 31, 2006	3,381,946	(2,911,793)	11,118,479	20,712	(401,648)	(787,813)	$3,877,035

Translation adjustment						(33,072)	$(33,072)
Derivatives marked to market				10,915			10,915
Amortization of prior service cost					(20,327)		(20,327)
Amortization of actuarial net loss					55,930		55,930
Unrecognized prior service cost arising in the year					(32,128)		(32,128)
Actuarial net gains arising in the year					120,210		120,210
Deferred taxes					(105,778)		(105,778)
Shares sold to optionees less shares exchanged	194,877	278,724
Shares granted to Directors	1,021	403
Proceeds from employee stock plans	86,588	46,039
Stock repurchase program		(1,355,000)
Stock-based compensation cost	135,510
Shares issued on conversions of debentures	263,299	392,384
Other	(2,109)
Net income			5,176,516				5,176,516
Dividends declared ($0.70 per share)			(833,228)
Tax benefit on stock options	75,231

Balance, December 31, 2007	4,136,363	(3,549,243)	15,461,767	31,627	(383,741)	(820,885)	$5,172,266

Translation adjustment						(82,180)	$(82,180)
Derivatives marked to market				(135,310)			(135,310)
Amortization of prior service cost					(19,831)		(19,831)
Amortization of actuarial net loss					34 ,444		34 ,444
Unrecognized prior service cost arising in the year					(1,076,711)		(1,076,711)
Actuarial net losses arising in the year					(724,817)		(724,817)
Deferred taxes					276,619		276,619
Shares sold to optionees less shares exchanged	20,317	153,906
Shares granted to Directors	1,156	453
Proceeds from employee stock plans	115,393	56,776
Stock repurchase program		(1,818,841)
Stock-based compensation cost	171,559
Shares issued on conversions of debentures	86,257	361,262
Other	(537)
Net income			5,434,801				5,434,801
Dividends declared ($0.84 per share)			(1,005,726)
Tax benefit on stock options	137,491

Balance, December 31, 2008	$4,667,999	$(4,795,687)	$19,890,842	$(103,683)	$(1,894,037)	$(903,065)	$3,707,015

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

	Issued	In Treasury	Shares Outstanding

Balance, January 1, 2006	1,334,212,164	(156,607,946)	1,177,604,218
Shares sold to optionees less shares exchanged	–	11,169,313	11,169,313
Shares granted to Directors	–	34,000	34,000
Employee stock plan	–	2,347,586	2,347,586
Stock repurchase program	–	(17,992,700)	(17,992,700)
Acquisition of PetroAlliance	–	4,730,960	4,730,960
Shares issued on conversions of debentures	–	82	82

Balance, December 31, 2006	1,334,212,164	(156,318,705)	1,177,893,459
Shares sold to optionees less shares exchanged	–	13,693,493	13,693,493
Shares granted to Directors	–	20,000	20,000
Employee stock plan	–	2,305,594	2,305,594
Stock repurchase program	–	(16,336,138)	(16,336,138)
Shares issued on conversions of debentures	–	18,039,916	18,039,916

Balance, December 31, 2007	1,334,212,164	(138,595,840)	1,195,616,324
Shares sold to optionees less shares exchanged	–	5,395,390	5,395,390
Shares granted to Directors	–	16,000	16,000
Vesting of restricted stock	–	18,200	18,200
Employee stock plan	–	1,995,751	1,995,751
Stock repurchase program	–	(21,064,662)	(21,064,662)
Shares issued on conversions of debentures	–	12,123,842	12,123,842

Balance, December 31, 2008	1,334,212,164	(140,111,319)	1,194,100,845

See the Notes to Consolidated Financial Statements

Part II, Item 8

Notes to Consolidated Financial Statements

1.    Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in the Netherlands Antilles) and its subsidiaries form the world’s leading supplier of technology, integrated project management, and information solutions to customers in the oil and gas industry worldwide. Schlumberger consists of two business segments: Oilfield Services (“OFS”) and WesternGeco. The Oilfield Services segment provides the industry’s widest range of exploration and production services required during the life of an oil and gas reservoir. WesternGeco provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management.

2.    Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger Limited (“Schlumberger”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Schlumberger, its wholly-owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Both equity and cost method investments are classified in Investments in Affiliated Companies.

Reclassifications

Certain items from prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; valuation of inventories and investments; recoverability of goodwill, intangible assets and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

WesternGeco

Revenue from all services is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from contract services performed on a dayrate basis is recognized as the service is performed. Revenue from other contract services, including pre-funded multiclient surveys, is recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. This method requires revenue to be recognized based upon quantifiable measures of progress, such as square kilometers acquired. Multiclient data surveys are licensed or sold to customers on a non-transferable basis. Revenue on completed multiclient data surveys is recognized upon obtaining a signed licensing agreement and providing customers with access to such data.

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

Part II, Item 8

Translation of Non-United States Currencies

The functional currency of Schlumberger is primarily the US dollar. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction gains, net of hedging activities, of $41 million were recognized in 2008. In 2007 and 2006, the transaction losses net of hedging activities were $17 million and $20 million, respectively.

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2008—$194 million; December 31, 2007—$201 million). Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Short-term investments that are designated as trading are stated at market. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2008 and 2007.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as a significant portion of them have original maturities in excess of three months.

Long-term fixed income investments of $470 million mature as follows: $140 million in 2010, $202 million in 2011 and $128 million in 2012.

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

Part II, Item 8

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

For purposes of performing the impairment test for goodwill as required by SFAS 142, the Schlumberger reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. Determining the fair value of a reporting unit is a matter of judgment and involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values for 2008, 2007 and 2006. Schlumberger performs the annual goodwill impairment test of its WesternGeco reporting unit on October 1st of every year while the reporting units comprising the Oilfield Services segment are tested as of December 31st.

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

Part II, Item 8

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

Approximately $16 billion of consolidated income retained for use in the business on December 31, 2008 represented undistributed earnings of consolidated subsidiaries and Schlumberger’s share of equity method investees. No provision is made for deferred income taxes on those earnings considered to be indefinitely reinvested or earnings that would not be taxed when remitted.

Postretirement Benefits

Effective December 31, 2006, Schlumberger adopted the provisions of SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 required Schlumberger to recognize the funded status (i.e., the difference between the fair value of plan assets and the benefit obligation) of its postretirement benefit plans in its Consolidated Balance Sheet, with a corresponding adjustment to Accumulated Other Comprehensive Income (Loss), net of tax.

Concentration of Credit Risk

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, fixed income investments held to maturity, receivables from clients and derivative financial instruments. Schlumberger places its cash, short-term investments and fixed income investments held to maturity with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests. The receivables from clients are spread over many countries and customers. Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. By using derivative financial instruments to hedge exposure to changes in exchange rates and, commodity prices, Schlumberger exposes itself to credit risk. Schlumberger minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

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

Part II, Item 8

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

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

(Stated in thousands except per share amounts)
	Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2008:
Basic	$5,396,951	1,196,237	$4.51

Assumed conversion of debentures	11,517	12,979
Assumed exercise of stock options	–	12,958
Unvested restricted stock	–	1,720

Diluted	$5,408,468	1,223,894	$4.42

2007:
Basic	$5,176,516	1,187,944	$4.36

Assumed conversion of debentures	23,671	28,986
Assumed exercise of stock options	–	20,868
Unvested restricted stock	–	877

Diluted	$5,200,187	1,238,675	$4.20

2006:
Basic	$3,709,851	1,181,683	$3.14

Assumed conversion of debentures	28,788	38,210
Assumed exercise of stock options	–	21,874
Unvested restricted stock	–	429

Diluted	$3,738,639	1,242,196	$3.01

Employee stock options to purchase approximately 5.8 million, 0.8 million and 0.6 million shares of common stock at December 31, 2008, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive.

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

Part II, Item 8

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

3.    Charges and Credits

Schlumberger recorded the following Charges and Credits in 2008, 2007 and 2006:

2008

Fourth quarter 2008:

•

Due to the continuing slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector, Schlumberger is taking actions to reduce its global workforce. As a result of these actions, Schlumberger recorded a pretax charge of $74 million ($65 million after-tax), which is classified in Cost of goods sold and services in the Consolidated Statement of Income. Depending on how the market situation evolves, further actions may be necessary, which could result in additional charges in future periods.

•

Schlumberger wrote off certain assets, primarily accounts receivable relating to one client with liquidity issues. Accordingly, Schlumberger recorded a pretax charge of $42 million ($28 million after-tax and minority interest). $32 million of the pretax charge is classified in Cost of goods sold and services in the Consolidated Statement of Income, with the remaining $10 million classified in Interest and other income, net.

The following is a summary of 2008 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net

Charges and Credits
- Workforce reduction	$74.4	$(9.1)	$–	$65.3
- Provision for doubtful accounts	31.8	(7.8)	(6.1)	17.9
- Other	9.8	–	–	9.8

	$116.0	$(16.9)	$(6.1)	$93.0

2007

Fourth quarter of 2007:

•

Schlumberger sold certain workover rigs for $32 million, resulting in a pretax gain of $25 million ($17 million after-tax) which is classified in Interest and other income, net in the Consolidated Statement of Income.

2006

Second quarter of 2006:

•	As discussed in further detail in Note 4 Acquisitions, Schlumberger acquired the remaining 30% minority interest in WesternGeco held by Baker Hughes Incorporated for $2.4 billion in cash during

Part II, Item 8

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

•

Schlumberger recorded a pretax and after-tax loss of $9 million relating to the liquidation of certain investments in connection with the funding of the previously mentioned WesternGeco transaction. These losses are classified in Interest and other income, net in the Consolidated Statement of Income.

•

In connection with the settlement of a visa matter, a pretax charge of $10 million ($7 million after-tax and minority interest) was recorded in the second quarter of 2006 and is classified in Cost of goods sold and services in the Consolidated Statement of Income.

The following is a summary of 2006 Charges and Credits:

(Stated in millions)
	Pretax	Tax	Minority Interest	Net

Charges & Credits
- WesternGeco in-process R&D charge	$21.0	$–	$–	$21.0
- Loss on liquidation of investments to fund
WesternGeco transaction	9.4	–	–	9.4
- WesternGeco visa settlement	9.7	0.3	(3.2)	6.8
- Other in-process R&D charges	5.6	–	–	5.6

	$45.7	$0.3	$(3.2)	$42.8

4.    Acquisitions

Acquisition of Eastern Echo Holding Plc

On December 10, 2007, Schlumberger completed the acquisition of Eastern Echo Holding Plc (“Eastern Echo”) for $838 million in cash. Eastern Echo was a Dubai-based marine seismic company that did not have any operations at the time of acquisition, but had signed contracts for the construction of six seismic vessels.

The purchase price has been allocated to the net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Cash and short-term investments	$266
Other current assets	23
Fixed income investments, held to maturity	54
Vessels under construction	694
Accounts payable and accrued liabilities	(17)
Long-term debt	(182)

Total purchase price	$838

Part II, Item 8

Acquisition of WesternGeco Minority Interest

On April 28, 2006, Schlumberger acquired the remaining 30% minority interest in WesternGeco from Baker Hughes Incorporated for $2.4 billion in cash. Schlumberger also incurred direct acquisition costs of $6 million in connection with this transaction. As a result of this transaction, Schlumberger owns 100% of WesternGeco.

The purchase price has been allocated to the proportionate share of net assets acquired based upon their estimated fair values as follows:

(Stated in millions)
Book value of minority interest acquired	$460

Fair value adjustments:
Technology	293
Customer relationships	153
Vessels	84
Other fixed assets	10
Multiclient seismic data	41
Other identifiable intangible assets	49
In-process research and development	21
Deferred income taxes	(43)
Goodwill	1,338

Total purchase price	$2,406

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Approximately $0.8 billion of the $1.3 billion of goodwill is tax deductible. In addition, approximately $650 million of the goodwill created as a result of this transaction has been allocated to the Oilfield Services business segment in recognition of the estimated present value of future synergies paid for in this transaction that will directly benefit that segment.

Acquisition of PetroAlliance Minority Interest

On December 9, 2003, Schlumberger announced that it had signed an agreement to acquire PetroAlliance Services Company Limited (“PetroAlliance Services”) over a 3-year period based on a formula determined at that time. During the second quarter of 2006, Schlumberger acquired the remaining 49% of PetroAlliance Services that it did not own for $165 million in cash and 4,730,960 shares of Schlumberger common stock valued at approximately $330 million. This brought the aggregate purchase price paid for PetroAlliance Services over the 3-year period to $650 million.

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

Part II, Item 8

Other Acquisitions

Schlumberger has made other acquisitions and minority interest investments, none of which were significant on an individual basis, for cash payments of $345 million during 2008, $306 million during 2007, and $356 million during 2006.

Under the terms of certain acquisitions, Schlumberger has obligations to pay additional consideration if specific conditions were met. Schlumberger made cash payments of $63 million during 2006 with respect to certain transactions that were consummated in prior years, which were recorded as additional goodwill.

Pro forma results pertaining to the above acquisitions, including the WesternGeco and PetroAlliance Services transactions, are not presented as the impact was not significant.

5.    Investments in Affiliated Companies

The MI-SWACO drilling fluids joint venture is owned 40% by Schlumberger and 60% by Smith International, Inc. Schlumberger records income relating to this venture using the equity method of accounting. Schlumberger’s investment in the joint venture on December 31, 2008 and 2007 was $1.3 billion and $1.2 billion, respectively. Schlumberger’s equity income from this joint venture in 2008 was $210 million, $174 million in 2007 and $135 million in 2006. Schlumberger received cash distributions from the joint venture of $57 million in 2008 and $40 million in 2007. There were no such distributions in 2006.

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

6.    Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31,	2008	2007

Raw materials & field materials	$1,674	$1,359
Work in process	136	145
Finished goods	109	134

	$1,919	$1,638

7.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2008	2007

Land	$119	$78
Buildings & improvements	1,611	1,365
Machinery & equipment	16,593	14,431
Seismic vessels and related equipment	722	690
Seismic vessels under construction	1,107	781

	20,152	17,345
Less accumulated depreciation	10,462	9,337

	$9,690	$8,008

Part II, Item 8

The estimated useful lives of Buildings & improvements are primarily 30 to 40 years. The estimated useful lives of Machinery & equipment range from 2 years to 10 years, with 90% being depreciated over 5 to 10 years (determined on a gross book value basis). Seismic vessels are depreciated over periods ranging from 20 to 30 years with the related equipment generally depreciated over 5 years.

Depreciation and amortization expense relating to fixed assets was $1.9 billion, $1.5 billion and $1.2 billion in 2008, 2007 and 2006, respectively.

8.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2008	2007

Balance at beginning of year	$182	$227
Capitalized in year	345	260
Charged to cost of goods sold & services	(240)	(305)

	$287	$182

9.    Goodwill

The changes in the carrying amount of goodwill by business segment in 2008 were as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total

Balance at December 31, 2007	$4,185	$957	$5,142
Additions	49	58	107
Impact of change in exchange rates	(60)	–	(60)

Balance at December 31, 2008	$4,174	$1,015	$5,189

The changes in the carrying amount of goodwill by business segment in 2007 were as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total

Balance at December 31, 2006	$4,049	$940	$4,989
Additions	129	17	146
Impact of change in exchange rates	7	–	7

Balance at December 31, 2007	$4,185	$957	$5,142

10.    Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. At December 31, the gross book value and accumulated amortization of intangible assets were as follows:

(Stated in millions)
	2008			2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

Software	$337	$233	$104	$341	$204	$137
Technology	465	117	348	437	89	348
Customer Relationships	345	56	289	354	34	320
Other	124	45	79	128	30	98

	$1,271	$451	$820	$1,260	$357	$903

Part II, Item 8

Amortization expense was $124 million in 2008, $124 million in 2007 and $113 million in 2006.

The weighted average amortization period for all intangible assets is approximately 12 years.

Amortization expense for the subsequent five years is estimated to be as follows: 2009 – $113 million, 2010 – $100 million, 2011 – $91 million, 2012 – $85 million and 2013 – $66 million.

11.    Long-term Debt and Debt Facility Agreements

Series A Convertible Debentures

During 2003, Schlumberger Limited issued $975 million aggregate principal amount of 1.5% Series A Convertible Debentures due June 1, 2023. The Series A debentures were convertible, at the holders’ option, into shares of common stock of Schlumberger Limited at a conversion rate of 27.651 shares for each $1,000 of principal amount (equivalent to an initial conversion price of $36.165 per share).

During 2007, $622 million of the Series A debentures were converted into 17.2 million shares of Schlumberger common stock. During 2008, all of the remaining $353 million of outstanding Series A debentures were converted into 9.8 million shares of Schlumberger common stock.

Series B Convertible Debentures

During 2003, Schlumberger Limited issued $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. The Series B debentures are convertible, at the holders’ option, into shares of common stock of Schlumberger Limited. Holders of the Series B debentures may convert their debentures into common stock at a conversion rate of 25.000 shares for each $1,000 of principal (equivalent to an initial conversion price of $40.00 per share). The conversion rate may be adjusted for certain events, but it will not be adjusted for accrued interest.

On or after June 6, 2010, Schlumberger may redeem for cash all or part of the debentures, upon notice to the holders, at the redemption prices of 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of redemption. On June 1, 2010, June 1, 2013 and June 1, 2018, holders may require Schlumberger to repurchase their Series B debentures. The repurchase price will be 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price for repurchases on June 1, 2010 will be paid in cash. On the other repurchase dates, Schlumberger may choose to pay the repurchase price in cash or common stock or any combination of cash and common stock. In addition, upon the occurrence of a Fundamental Change (defined as a change in control or a termination of trading of Schlumberger’s common stock), holders may require Schlumberger to repurchase all or a portion of their debentures for an amount equal to 100% of the principal amount of the debentures plus accrued and unpaid interest to the repurchase date. The repurchase price may be paid in cash, Schlumberger common stock (or if Schlumberger is not the surviving entity in a merger, the securities of the surviving entity) or a combination of cash and the applicable securities, at Schlumberger’s option. The applicable securities will be valued at 99% of their market price.

Schlumberger’s option to pay the repurchase price with securities is subject to certain conditions. The debentures will mature on June 1, 2023 unless earlier redeemed or repurchased.

During 2008 and 2007, $95 million and $34 million of the Series B debentures were converted into 2.4 million and 0.9 million shares of Schlumberger common stock, respectively.

At December 31, 2008, there were $321 million of the Series B debentures outstanding. The fair value of the Series B debentures at December 31, 2008 was $398 million.

Part II, Item 8

Other Long-Term Debt

A summary of other long-term debt by currency, analyzed by Bonds and Notes, Commercial Paper (CP) and Other, at December 31 follows. As described in further detail below, the currencies are presented after taking into account currency swaps entered into on the date of issuance until maturity.

(Stated in millions)
	2008				2007
	Bonds and Notes	CP	Other	Total	Bonds and Notes	CP	Other	Total

US dollar	$1,361	$525	$188	$2,074	$1,420	$522	$207	$2,149
Euro	355	–	106	461	372	–	69	441
Pound sterling	–	246	46	292	–	166	–	166
Canadian dollar	203	–	–	203	255	–	–	255
Norwegian kroner	–	–	342	342	–	–	368	368

	$1,919	$771	$682	$3,372	$2,047	$688	$644	$3,379

Bonds and Notes consist of the following at December 31,

(Stated in millions)
	2008	2007

6.5% Notes due 2012	$647	$647
5.25% Guaranteed Notes due 2013	714	–
5.875% Guaranteed Bonds due 2011	355	372
5.14% Guaranteed Notes due 2010	203	255
Guaranteed Floating Rate Notes due 2009	–	591
10.875% Senior Secured Bonds due 2012	–	182

	$1,919	$2,047

The fair value of the $647 million of Schlumberger Technology Corporation 6.5% Notes due 2012 was $651 million at December 31, 2008.

In September 2008, Schlumberger Finance B.V. issued €500 million 5.25% Guaranteed Notes due 2013. Schlumberger entered into agreements to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger Finance B.V. will pay interest in US dollars at a rate of 4.74%. The fair value of these Notes was $731 million at December 31, 2008.

The fair value of the $355 million of Schlumberger SA euro denominated 5.875% Guaranteed Bonds due 2011 was $390 million at December 31, 2008.

The fair value of the $203 million of Schlumberger Canada Limited 5.14% Guaranteed Notes due 2010, which are Canadian dollar denominated, was $209 million at December 31, 2008.

In September 2006, Schlumberger Finance B.V. issued €400 million Guaranteed Floating Rate Notes due 2009. At December 31, 2008 these Notes are classified within Long-term debt – current portion in the Consolidated Balance Sheet.

In connection with the Eastern Echo acquisition (see Note 4, Acquisitions), Schlumberger assumed 10.875% Senior Secured Bonds due May 2012 with par value of $160 million. The fair value of these bonds at the time of the acquisition was approximately $182 million. These bonds were redeemed by Schlumberger during the second quarter of 2008.

Commercial paper borrowings outstanding at December 31, 2008 and 2007 include certain notes issued in currencies other than the US dollar which were swapped for US dollars and pounds sterling on the date of issue until maturity. Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.

Part II, Item 8

On December 31, 2008, wholly-owned subsidiaries of Schlumberger had separate committed debt facility agreements aggregating $3.9 billion with commercial banks, of which $1.8 billion was available and unused. This included $2.5 billion of committed facilities which support commercial paper programs in the United States and Europe, and mature in April 2012. Interest rates and other terms of borrowing under these lines of credit vary from country to country. Borrowings under the commercial paper programs at December 31, 2008 were $1.1 billion, of which $0.4 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet due to Schlumberger’s current intent to repay such amount in 2009.

The weighted average interest rate on variable rate debt as of December 31, 2008 was 4.5%.

Other Long-term Debt as of December 31, 2008, which excludes the Series B debentures, is due as follows: $447 million in 2010, $777 million in 2011, $1.418 billion in 2012 and $730 million in 2013.

12.    Derivative Instruments and Hedging Activities

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s revenue in 2008 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar – reported expenses will increase.

Schlumberger is exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Other Comprehensive Income (Loss). Amounts recorded in Other Comprehensive Income (Loss) are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings.

At December 31, 2008, Schlumberger recognized a cumulative net $104 million loss in Stockholders’ Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges at December 31, 2008.

Schlumberger is also exposed to changes in the fair value of assets and liabilities which are denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to hedge this exposure as it relates to certain currencies. These contracts are accounted for as fair value hedges under the provisions of SFAS No. 133, with the fair value of the contracts recorded on the Consolidated Balance Sheet and changes in the fair value recognized in the Consolidated Statement of Income along with the change in fair value of the hedged item.

At December 31, 2008, contracts were outstanding for the US dollar equivalent of $4.3 billion in various foreign currencies, the majority of which expire on various dates in 2009.

Commodity Price Risk

Schlumberger is exposed to the impact of market fluctuations in the price of commodities, such as copper and lead. Schlumberger has entered into forward contracts on these commodities to manage the price risk

Part II, Item 8

associated with forecasted purchases. The objective of these contracts is to reduce the variability of cash flows associated with the forecasted purchase of those commodities These contracts do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and therefore, changes in the fair value of the forward contracts are recorded directly to earnings.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that generally does not involve derivatives and instead primarily uses a mix of variable and fixed rate debt combined with its investment portfolio to mitigate the exposure to changes in interest rates. At December 31, 2008, Schlumberger had fixed rate debt aggregating approximately $2.2 billion and variable rate debt aggregating approximately $3.1 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $4.0 billion at December 31, 2008, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds and are substantially all denominated in US dollars.

The following tables detail the effect of derivatives on the financial position and performance of Schlumberger:

Fair Values of Derivative Instruments

(Stated in millions)
As at December 31,	Fair Value
	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments under SFAS No. 133	2008	2008

Foreign exchange contracts	$–	$102

Derivatives not designated as hedging instruments under SFAS No. 133

Commodity contracts	$–	$5

Total derivatives	$–	$107

The fair value of all outstanding derivatives are determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data, and are included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet.

The effect of Derivative Instruments on the Consolidated Statement of Income

(Stated in millions)
For the year ended December 31,
Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain or (Loss) recognized	Gain (Loss) 2008

Foreign exchange contracts	Cost of goods sold and services	$(122)

Part II, Item 8

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Gain or (Loss) recognized in OCI on Derivatives 2008	Location of Gain or (Loss) reclassified from Accumulated OCI into Income	Gain (Loss) reclassified from Accumulated OCI into Income 2008

Foreign exchange contracts	$(149)	Cost of goods sold and services	$(19)

		Research & engineering	5

			$(14)

Derivatives not designated as hedging instruments under SFAS 133	Gain (Loss) recognized in Income on Derivatives	Gain (Loss) recognized in Income on Derivatives 2008

Foreign exchange contracts	Cost of goods sold and services	$(11)
Commodity contracts	Cost of goods sold and services	(6)

		$(17)

13.    Capital Stock

Schlumberger is authorized to issue 3,000,000,000 shares of common stock, par value $0.01 per share, of which 1,194,100,845 and 1,195,616,324 shares were outstanding on December 31, 2008 and 2007, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2008	2007	2006

Dividend yield	1.0%	1.1%	0.8%
Expected volatility	31%	33%	33%
Risk free interest rate	3.2%	4.7%	4.3%
Expected option life	7.0 years	6.9 years	6.1 years
Weighted-average fair value per share	$29.33	$25.94	$20.03

Part II, Item 8

The following table summarizes information concerning outstanding and exercisable options by five ranges of exercise prices as of December 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of exercise prices	Number outstanding as of 12/31/08	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable as of 12/31/08	Weighted- average exercise price

$19.04 - $27.87	7,307,406	2.99	$25.91	7,307,406	$25.91
$27.94 - $32.62	4,543,384	5.22	$32.26	3,312,660	$32.19
$34.83 - $54.24	9,938,296	5.89	$49.53	5,745,381	$47.39
$58.46 - $92.70	9,367,481	8.45	$73.03	1,078,501	$63.85
$93.97 - $110.78	1,144,750	9.26	$99.94	57,200	$110.78

	32,301,317	6.00	$50.36	17,501,148	$36.76

The weighted average remaining contractual life of stock options exercisable as of December 31, 2008 was 4.32 years.

The following table summarizes stock option activity during the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of year	35,718,782	$41.02	48,678,601	$36.36	52,978,806	$31.39
Granted	5,421,900	$84.95	4,398,500	$66.48	9,055,140	$55.86
Exercised	(5,443,552)	$32.69	(13,788,401)	$34.89	(11,277,006)	$29.89
Forfeited	(3,395,813)	$42.68	(3,569,918)	$31.74	(2,078,339)	$29.53

Outstanding at year-end	32,301,317	$50.36	35,718,782	$41.02	48,678,601	$36.36

The aggregate intrinsic value of stock options outstanding as of December 31, 2008 was approximately $175 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2008 was approximately $161 million.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was approximately $119 million, $607 million and $366 million, respectively.

Restricted Stock

Schlumberger began granting restricted stock in 2006. Executive officers of Schlumberger may not receive grants of restricted stock unless the grants are subject to performance-based vesting. Restricted stock awards generally vest at the end of three years, with the exception of certain grants which vest over a two-year period with a two-year holding period. There have not been any grants to date that are subject to performance-based vesting.

Part II, Item 8

The following table summarizes information about restricted stock transactions:

	2008		2007		2006
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value

Unvested at beginning of year	884,600	$65.14	636,800	$65.21	–	$–
Granted	862,500	68.04	285,800	64.71	661,000	65.22
Vested	(18,200)	65.35	–	–	–	–
Forfeited	(28,300)	72.44	(38,000)	63.12	(24,200)	65.41

Unvested at end of year	1,700,600	$66.49	884,600	$65.14	636,800	$65.21

Discounted Stock Purchase Plan

Under the terms of the DSPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase Schlumberger common stock. The purchase price of the stock is 92.5% of the lower of the stock price at the beginning or end of the plan period at six-month intervals.

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2008	2007	2006

Dividend yield	0.9%	0.9%	1.1%
Expected volatility	34%	34%	25%
Risk free interest rate	2.7%	5.0%	3.9%
Weighted average fair value per share	$17.21	$11.52	$6.19

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	2008	2007	2006
Stock options	$111	$94	$90
Restricted stock	31	19	9
DSPP	30	23	15

Total stock-based compensation expense	$172	$136	$114

As of December 31, 2008, there was $305 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. Approximately $128 million is expected to be recognized in 2009, $80 million is expected to be recognized in 2010, $62 million in 2011, $32 million in 2012 and $3 million in 2013.

15.    Income Tax Expense

Schlumberger and its subsidiaries operate in more than 100 taxing jurisdictions where statutory tax rates generally vary from 0% to 50%.

Part II, Item 8

Pretax book income subject to United States and non-United States income taxes for each of the three years ended December 31, was as follows:

(Stated in millions)
	2008	2007	2006

United States	$1,432	$1,754	$1,582
Outside United States	5,420	4,870	3,366

Pretax income	$6,852	$6,624	$4,948

The components of net deferred tax assets were as follows:

(Stated in millions)
	2008	2007

Postretirement benefits, net	$556	$249
Multiclient seismic data	121	124
Intangible assets	(106)	(97)
Other, net	178	121

	$749	$397

The above deferred tax assets at December 31, 2008 and 2007 are net of valuation allowances relating to net operating losses in certain countries of $197 million and $214 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $140 million at December 31, 2008 ($144 million at December 31, 2007) which $124 million expires in 2009 and $16 million expires in 2010, and a foreign tax credit carryforward of $49 million at December 31, 2008 ($55 million at December 31, 2007) of which $2 million expires in 2009, and $47 million expires in years 2010 through 2012.

The components of consolidated income tax expense were as follows:

(Stated in millions)
	2008	2007	2006

Current:
United States – Federal	$453	$538	$495
United States – State	34	54	49
Outside United States	949	834	641

	$1,436	$1,426	$1,185

Deferred:
United States – Federal	$23	$(3)	$8
United States – State	1	8	12
Outside United States	(12)	38	(10)
Valuation allowance	(18)	(21)	(5)

	$(6)	$22	$5

Consolidated taxes on income	$1,430	$1,448	$1,190

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2008	2007	2006

US statutory federal rate	35%	35%	35%
US state income taxes	1	1	1
Non-US income taxed at different rates	(13)	(12)	(10)
Effect of equity method investment	(1)	(1)	(1)
Other	(1)	(1)	(1)

Effective income tax rate	21%	22%	24%

Part II, Item 8

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Balance at beginning of year	$858	$730
Additions based on tax positions related to the current year	223	187
Additions for tax positions of prior years	19	16
Impact of changes in exchange rates	(72)	21
Settlements with tax authorities	(20)	(8)
Reductions for tax positions of prior years	(111)	(55)
Reductions due to the lapse of the applicable statute of limitations	(20)	(33)

Balance at end of year	$877	$858

Included in the Schlumberger Consolidated Balance Sheet at December 31, 2008 is approximately $877 million of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business, a number of which have tax laws that are not fully defined and are evolving. This amount excludes $136 million of accrued interest and penalties. All of the unrecognized tax benefits, if recognized, would impact the Schlumberger effective tax rate.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2008 and 2007, Schlumberger recognized approximately $25 million and $36 million in interest and penalties, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2002 – 2008
Mexico	2003 – 2008
Russia	2004 – 2008
Saudi Arabia	2001 – 2008
United Kingdom	2005 – 2008
United States	2005 – 2008

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

Part II, Item 8

16.    Leases and Lease Commitments

Total rental expense was $1.1 billion in 2008, $913 million in 2007, and $686 million in 2006. Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)
2009	$293
2010	184
2011	134
2012	94
2013	62
Thereafter	258

$1,025

17.    Contingencies

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

Schlumberger and its subsidiaries are party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. At this time the ultimate disposition of these proceedings is not determinable and therefore, it is not possible to estimate the amount of loss or range of possible losses that might result from an adverse judgment or settlement in any of these matters. However, in the opinion of management, any liability that might ensue would not be material in relation to Schlumberger’s consolidated liquidity, financial position or future results of operations.

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

Part II, Item 8

Financial information for the years ended December 31, 2008, 2007 and 2006, by segment, is as follows:

(Stated in millions)
	2008
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,914	$922	$–	$449	$1,371	$3,229	$433	$750
Latin America	4,230	687	–	171	858	2,804	223	414
Europe/CIS/Africa	8,180	1,813	28	403	2,244	4,634	600	988
Middle East & Asia	5,724	1,796	–	209	2,005	3,741	496	762
Elims/Other	234	(29)	1	55	27	3,689	(9)	128

	24,282	5,189	29	1,287	6,505	18,097	1,743	3,042

WESTERNGECO	2,838	586	3	247	836	3,274	518	680
Corporate items and eliminations	43	(157)	(7)	(104)	(268)	4,611	8	1
Goodwill and Intangible assets						6,009

	$27,163	$5,618	$25	$1,430		$31,991	$2,269	$3,723

Interest income					112
Interest expense					(217)
Charges & credits					(116)

					$6,852

(Stated in millions)
	2007
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,345	$1,040	$–	$497	$1,537	$2,841	$367	$591
Latin America	3,295	616	–	139	755	2,123	185	292
Europe/CIS/Africa	6,602	1,559	–	326	1,885	3,727	451	920
Middle East & Asia	4,869	1,522	–	185	1,707	3,078	393	772
Elims/Other	195	23	–	52	75	3,022	5	(18)

	20,306	4,760	–	1,199	5,959	14,791	1,401	2,557

WESTERNGECO	2,963	766	1	293	1,060	3,036	546	359
Corporate items and eliminations	8	(267)	(1)	(44)	(312)	3,981	7	15
Goodwill and Intangible assets						6,045

	$23,277	$5,259	$–	$1,448		$27,853	$1,954	$2,931

Interest income					160
Interest expense					(268)
Charges & credits					25

					$6,624

Part II, Item 8

(Stated in millions)
	2006
	Revenue	Income after tax & Min. Int.	Minority Interest	Tax Expense	Income before tax & Min. Int.	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,273	$1,053	$–	$551	$1,604	$2,577	$310	$623
Latin America	2,563	403	–	92	495	1,487	151	233
Europe/CIS/Africa	5,057	1,075	2	215	1,292	2,731	343	579
Middle East & Asia	3,721	1,070	–	124	1,194	2,392	308	610
Elims/Other	148	33	–	26	59	2,591	18	44

	16,762	3,634	2	1,008	4,644	11,778	1,130	2,089

WESTERNGECO	2,476	527	42	243	812	1,770	425	351
Corporate items and eliminations	(8)	(290)	5	(61)	(346)	3,388	6	17
Goodwill and Intangible assets						5,896

	$19,230	$3,871	$49	$1,190		$22,832	$1,561	$2,457

Interest income					113
Interest expense					(229)
Charges & credits					(46)

					$4,948

Oilfield Services Elims/Other include certain headquarters administrative costs which are not allocated geographically, manufacturing and certain other operations, and costs maintained at the Oilfield Services level.

Corporate items, which are not included in the segments’ income, principally comprise nonoperating expenses, such as interest on postretirement medical benefits, stock-based compensation costs and corporate expenses. Corporate assets largely comprise short-term investments and fixed income investments, held to maturity.

During the three years ended December 31, 2008, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2008, 2007 and 2006 was $5.9 billion, $5.6 billion and $5.2 billion, respectively.

Interest income excludes amounts which are included in the segments’ income (2008 – $7 million: 2007 – $2 million; 2006 – $2 million).

Interest expense excludes amounts which are included in the segments’ income (2008 – $30 million; 2007 – $7 million; 2006 – $6 million).

Depreciation & Amortization includes Multiclient seismic data costs.

Effective January 1, 2008, a component of the Middle East & Asia Area was reallocated to the Europe/CIS/Africa Area. Prior period data has been reclassified to conform to the current organizational structure.

19.    Pension and Other Benefit Plans

Pension Plans

Schlumberger and its United States subsidiary sponsor several defined benefit pension plans that cover substantially all U.S. employees hired prior to October 1, 2004. The benefits are based on years of service and compensation, on a career-average pay basis.

Part II, Item 8

In addition to the United States defined benefit pension plans, Schlumberger sponsors several other international defined benefit pension plans. The most significant of these international plans are the International Staff Pension Plan, which was converted from a defined contribution plan to a defined benefit pension plan during the fourth quarter of 2008, and the UK pension plan (collectively, the “International plans”). The International Staff Pension Plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The UK plan covers employees hired prior to April 1, 1999, and is based on years of service and compensation, on a final salary basis.

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International (“Int’l”) plans were as follows:

	2008		2007		2006
	US	Int’l	US	Int’l	US	Int’l

Discount rate	6.50%	5.80%	6.00%	5.20%	5.75%	4.90%
Compensation increases	4.00%	4.90%	4.00%	4.50%	3.00%	4.20%
Return on plan assets	8.50%	8.00%	8.50%	8.00%	8.50%	8.00%

Net pension cost for 2008, 2007 and 2006 included the following components:

(Stated in millions)

	2008		2007		2006
	US	Int’l	US	Int’l	US	Int’l

Service cost – benefits earned during the period	$56	$33	$58	$35	$59	$26
Interest cost on projected benefit obligation	130	58	120	52	112	42
Expected return on plan assets	(162)	(75)	(147)	(67)	(134)	(53)
Amortization of net loss	13	11	26	18	27	17
Amortization of prior service cost	7	1	7	–	8	–

Net pension cost	$44	$28	$64	$38	$72	$32

As the International Staff Pension Plan was converted to a defined benefit pension plan during the fourth quarter of 2008, the net pension cost included above for this pension plan was not significant in 2008.

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	2008		2007
	US	Int’l	US	Int’l

Discount rate	6.50%	6.48%	6.50%	5.80%
Compensation increases	4.00%	4.80%	4.00%	4.90%

Part II, Item 8

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	2008		2007
	US	Int’l	US	Int’l

Projected benefit obligation at beginning of the year	$2,030	$1,063	$2,006	$991
Service cost	56	33	58	35
Interest cost	131	58	120	52
Contributions by Plan participants	–	2	–	2
Actuarial losses/(gains)	33	(218)	(57)	(30)
Currency effect	–	(257)	–	26
Benefits paid	(100)	(28)	(97)	(25)
Impact of International Staff Pension Plan	–	2,114	–	–
Other	–	–	–	12

Projected benefit obligation at end of the year	$2,150	$2,767	$2,030	$1,063

Plan assets at market value at beginning of the year	$2,170	$977	$1,913	$810
Actual (loss)/return on plan assets	(572)	(103)	212	57
Currency effect	–	(259)	–	21
Contributions	2	288	152	100
Contributions by Plan participants	–	2	–	–
Benefits paid	(100)	(28)	(97)	(25)
Impact of International Staff Pension Plan	–	1,037	–	–
Other	(10)	(1)	(10)	14

Plan assets at market value at end of the year	$1,490	$1,913	$2,170	$977

Net (underfunded)/overfunded position at end of year	$(660)	$(854)	$140	$(86)

The underfunded/overfunded position represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels.

The amounts recognized on the Consolidated Balance Sheet for the Schlumberger defined benefit pension plans are as follows:

(Stated in millions)
As at December 31,	2008		2007
	US	Int’l	US	Int’l

Postretirement Benefits	$(660)	$(877)	$–	$(86)
Other Assets	–	23	140	–

Net amount recognized	$(660)	$(854)	$140	$(86)

The following is a weighted-average breakdown of the plans assets:

	2008		2007
	US	Int’l	US	Int’l

Equity securities	57%	64%	66%	67%
Debt securities	33	28	26	31
Cash and cash equivalents	1	2	2	–
Other investments	9	6	6	2

	100%	100%	100%	100%

Part II, Item 8

The following is the weighted-average target allocation of the defined benefit pension plans’ assets:

	US	Int’l

Equity securities	55%	65%
Debt securities	33	25
Other investments	12	10

	100%	100%

The asset allocation objectives are to diversify the portfolio among several asset classes to reduce volatility while maintaining an asset mix that provides the highest expected rate of return consistent with an acceptable level of risk. There is no investment of any plan assets in Schlumberger common stock. Schlumberger’s asset allocation strategy is reviewed at least annually. Other investments above consist primarily of alternative investments such as real estate and private equity.

The expected long-term rate of return on assets assumptions reflect the average rate of earnings expected on funds invested or to be invested. The assumptions have been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $400 million to $500 million to its defined benefit pension plans in 2009, subject to market and business conditions.

Postretirement Benefits Other than Pensions

Schlumberger and its United States subsidiary provide certain health care benefits to former US employees who have retired.

The actuarial assumptions used to measure net periodic benefit costs were a discount rate of 6.50% in 2008, 6.00% in 2007 and 5.75% in 2006. The overall medical cost trend rate assumption is 9% graded to 6% over the next four years and 5% thereafter.

The net periodic benefit cost for the US postretirement medical plan included the following components:

(Stated in millions)
	2008	2007	2006

Service cost – benefits earned during the period	$23	$22	$26
Interest cost on projected benefit obligation	52	47	45
Expected return on plan assets	(3)	(2)	–
Amortization of prior service credit	(27)	(27)	(28)
Amortization of net loss	10	13	16

	$55	$53	$59

Part II, Item 8

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)
	2008	2007

Accumulated postretirement benefit obligation at beginning of the year	$792	$785
Service cost	23	22
Interest cost	53	48
Contributions by Plan participants	5	–
Actuarial losses/(gains)	22	(35)
Benefits paid	(33)	(28)

Accumulated postretirement benefit obligation at end of the year	$862	$792

Plan assets at market value at beginning of the year	$39	$23
Contributions	28	42
Contributions by Plan participants	5	–
Benefits paid	(33)	(28)
Actual return on plan assets	(10)	2

Plan assets at market value at end of the year	$29	$39

Underfunded position at end of year	$(833)	$(753)

The underfunded position is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assumed discount rate used to determine the accumulated postretirement benefit obligation was 6.50% for 2008 and 6.50% for 2007.

The overall medical cost trend rate assumption used to determine the accumulated postretirement benefit obligation for both 2008 and 2007 was 9% graded to 6% over the next four years and 5% thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the U.S. postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

(Stated in millions)
	One percentage	One percentage

Effect on total service and interest cost components	$13	$(11)
Effect on accumulated postretirment benefit obligation	$127	$(109)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan (which is disclosed net of the annual Medicare Part D subsidy, which ranges from $3 million to $6 million per year) were as follows:

	Pension Benefits		Postretirement Medical Plan
	US	Int’l

2009	$100	$103	$36
2010	103	112	39
2011	107	122	42
2012	113	131	44
2013	120	142	47
2014 – 2018	727	863	285

Included in Accumulated Other Comprehensive Income at December 31, 2008 are the following non-cash pretax charges which have not yet been recognized in net periodic pension cost. Also presented is the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic benefit cost during the year-ending December 31, 2009.

Part II, Item 8

(Stated in millions)
	Amt. recognized in Acc. Other Comp. Income at December 31, 2008		Amount expected to be charged to net periodic cost in 2009
	Pension Plans	Postretirement Medical Plan	Pension Plans	Postretirement Medical Plan
Net actuarial losses	$1,018	$168	$33	$8
Prior service cost / (credit)	$1,125	$(92)	$129	$(27)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $482 million, $408 million and $351 million in 2008, 2007 and 2006, respectively.

20.    Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)
Year ended December 31,	2008	2007	2006

Interest	$289	$269	$234
Income taxes	$1,158	$1,127	$997

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
As at December 31,	2008	2007

Payroll, vacation and employee benefits	$1,126	$1,076
Trade	1,872	1,554
Other	2,270	1,921

	$5,268	$4,551

Interest and other income, net includes the following:

(Stated in millions)
Year ended December 31,	2008	2007	2006

Interest income	$119	$162	$117
Equity in net earnings of affiliated companies	293	244	179
Other	(10)	25	(9)

	$402	$431	$287

Allowance for doubtful accounts is as follows:

(Stated in millions)
Year ended December 31,	2008	2007	2006

Balance at beginning of year	$86	$115	$103
Provision	65	9	24
Amounts written off	(18)	(38)	(12)

Balance at end of year	$133	$86	$115

Discontinued Operations

During 2008, Schlumberger recorded an after-tax gain of $38 million related to the resolution of a contingency associated with a previously disposed of business. This gain is included in Income from Discontinued Operations in the Consolidated Statement of Income.

Part II, Item 8

Management’s Report on Internal Control Over Financial Reporting

The management of Schlumberger Limited is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a–15(f) of the Securities Exchange Act of 1934, as amended. Schlumberger Limited’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Schlumberger Limited management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger Limited’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Part II, Item 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 68 of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans on December 31, 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Houston, Texas February 11, 2009

Part II, Item 8, 9, 9A, 9B

Quarterly Results

(UNAUDITED)

The following table summarizes Schlumberger’s results for each of the four quarters for the years ended December 31, 2008 and 2007.

(Stated in millions except per share amounts)
	Revenue	Gross Margin[1]	Net Income[2]	Earnings per share[2]
				Basic	Diluted
Quarters-2008
First	$6,290	$1,932	$1,338	$1.12	$1.09
Second	6,746	2,137	1,420	1.19	1.16
Third	7,259	2,292	1,526	1.27	1.25
Fourth[3]	6,868	1,835	1,150	0.96	0.95

	$27,163	$8,196	$5,435	$4.54	$4.45

Quarters-2007
First	$5,464	$1,842	$1,181	$1.00	$0.96
Second	5,639	1,902	1,258	1.06	1.02
Third	5,926	2,021	1,354	1.13	1.09
Fourth[4]	6,248	2,030	1,383	1.16	1.12

	$23,277	$7,795	$5,177	$4.36	$4.20

1.	Gross margin equals Revenue less Cost of goods sold & services.
2.	Due to rounding, the addition of net income and earnings per share by quarter may not equal the total for the year.
3.	Net income in the fourth quarter of 2008 includes an after-tax charge of $93 million.
4.	Net income in the fourth quarter of 2007 includes an after-tax credit of $17 million.

*	Mark of Schlumberger

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures. Based upon Schlumberger’s evaluation, the CEO and the CFO have concluded that, as of December 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Schlumberger files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

See page 66 of this Report for Management’s Report on Internal Control Over Financial Reporting.

Item 9B.    Other Information.

None.

Part III, Item 10, 11, 12

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 4. Submission of Matters to a Vote of Security Holders – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s Proxy Statement to be filed with the SEC with respect to the 2009 Annual General Meeting of Stockholders is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in Schlumberger’s Proxy Statement to be filed with the SEC with respect to the 2009 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in Schlumberger’s Proxy Statement to be filed with the SEC with respect to the 2009 Annual General Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2008 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of such outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	32,301,317	$50.36	22,599,548
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	32,301,317	$50.36	22,599,548

Equity compensation plans approved by our stockholders include the Schlumberger 1994 Stock Option Plan as amended, the Schlumberger 1998 Stock Option Plan as amended, the Schlumberger 2001 Stock Option Plan, as amended, the Schlumberger 2005 Stock Incentive Plan, as amended, the Schlumberger 2008 Stock Incentive Plan, as amended, and the Schlumberger Discounted Stock Purchase Plan and the Schlumberger Stock and Deferral Plan for Non-Employee Directors.

Part III, Item 13, 14

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s Proxy Statement to be filed with the SEC for the 2009 Annual General Meeting of Stockholders is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s Proxy Statement to be filed with the SEC with respect to the 2009 Annual General Meeting of Stockholders is incorporated herein by reference.

Part IV, Item 15

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Page(s)
(1) Financial Statements

ConsolidatedStatement of Income for the three years ended December 31, 2008	35

ConsolidatedBalance Sheet at December 31, 2008 and 2007	36

ConsolidatedStatement of Cash Flows for the three years ended December 31, 2008	37

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2008	38 and 39

Notes to Consolidated Financial Statements	40 to 67

Report of Independent Registered Public Accounting Firm	69

Quarterly Results (Unaudited)	71

Financial statements of 20% – 50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2) Financial Statement Schedules not required

(3) Exhibits: the exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2009	SCHLUMBERGER LIMITED

	By:	/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

* Andrew Gould	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ SIMON AYAT Simon Ayat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ HOWARD GUILD Howard Guild	Chief Accounting Officer (Principal Accounting Officer)

* Philippe Camus	Director

* Jamie S. Gorelick	Director

* Tony Isaac	Director

* Nikolay Kudryavtsev	Director

* Adrian Lajous	Director

* Michael E. Marks	Director

* Leo Rafael Reif	Director

* Tore Sandvold	Director

* Nicolas Seydoux	Director

* Linda G. Stuntz	Director

/s/ ELLEN SUMMER *By Ellen Summer Attorney-in-Fact	February 11, 2009

INDEX TO EXHIBITS

Exhibit
Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 12, 2006 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on April 21, 2005 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	3.2

Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.1

First Supplemental Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.2

Schlumberger 1994 Stock Option Plan, as conformed to include amendments through January 1, 2009(*)(+)	10.1

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009(*)(+)	10.2

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009(*)(+)	10.3

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009(*)(+)	10.4

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009(*)(+)	10.5

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009(*)(+)	10.6

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as conformed to include amendments through January 1, 2009(*)(+)	10.7

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009(*)(+)	10.8

Form of Option Agreement, Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006)	10.9

Form of Option Agreement, Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006)	10.10

Employment Agreement dated January 18, 2007 and effective as of March 1, 2007, between Schlumberger Limited and Jean-Marc Perraud (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 22, 2007)(+)	10.11

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	10.12

Subsidiaries(*)	21

Consent of Independent Registered Public Accounting Firm(*)	23

		Exhibit

Powers of Attorney(*) Philippe Camus Jamie S. Gorelick Andrew Gould Tony Isaac Nikolay Kudryavtsev Adrian Lajous Michael E. Marks Leo Rafael Reif Tore I. Sandvold Nicolas Seydoux Linda G. Stuntz	dated: January 22, 2009	24.1

Additional Exhibits:

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)		31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)		31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)		32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)		32.2

(*)	Exhibits physically filed with this Form 10-K report. All other exhibits are incorporated by reference.

(+)	Management contracts or compensatory plans or arrangements.