Form 10-Q
period 2009-03-31
SCHLUMBERGER LTD /NV/
filed 2009-04-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
March 31, 2009	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

5599 SAN FELIPE, 17th FLOOR HOUSTON, TEXAS, U.S.A.	77056

PARKSTRAAT 83 THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number: (713) 513-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES ☒            NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐            NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐            NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,196,406,796

SCHLUMBERGER LIMITED

First Quarter 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Stated in thousands except per share amounts )
Revenue	$5,999,989	$6,289,873
Interest & other income	76,946	102,230
Expenses
Cost of goods sold & services	4,488,524	4,358,295
Research & engineering	189,516	191,031
Marketing	21,071	22,968
General & administrative	130,288	138,332
Interest	55,072	66,041

Income from Continuing Operations before taxes	1,192,464	1,615,436
Taxes on income	252,079	308,587

Income from Continuing Operations	940,385	1,306,849
Discontinued Operations	—	37,850

Net Income	940,385	1,344,699
Net income attributable to noncontrolling interests	(1,924)	(6,395)

Net Income attributable to Schlumberger	$938,461	$1,338,304

Schlumberger amounts attributable to:
Income from Continuing Operations	$938,461	$1,300,454
Discontinued Operations	—	37,850

Net Income	$938,461	$1,338,304

Basic earnings per share of Schlumberger:
Income from Continuing Operations	$0.78	$1.09
Discontinued Operations	—	0.03

Net Income	$0.78	$1.12

Diluted earnings per share of Schlumberger:
Income from Continuing Operations	$0.78	$1.06
Income from Discontinued Operations	—	0.03

Net Income	$0.78	$1.09

Average shares outstanding:
Basic	1,195,778	1,195,995
Assuming dilution	1,209,822	1,233,244

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Mar. 31, 2009	Dec. 31, 2008
	(Unaudited)
	(Stated in thousands )
ASSETS
CURRENT ASSETS
Cash	$191,695	$188,928
Short-term investments	3,994,063	3,502,742
Receivables less allowance for doubtful accounts (2009—$152,687; 2008—$133,185)	6,653,060	6,257,861
Inventories	2,029,800	1,918,503
Deferred taxes	178,536	184,063
Other current assets	887,300	841,580

	13,934,454	12,893,677
FIXED INCOME INVESTMENTS, HELD TO MATURITY	452,937	469,937
INVESTMENTS IN AFFILIATED COMPANIES	1,942,523	1,869,820
FIXED ASSETS LESS ACCUMULATED DEPRECIATION	9,758,322	9,690,340
MULTICLIENT SEISMIC DATA	284,889	287,238
GOODWILL	5,118,965	5,188,996
INTANGIBLE ASSETS	794,453	819,986
DEFERRED TAXES	482,791	564,648
OTHER ASSETS	227,807	206,083

	$32,997,141	$31,990,725

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,902,494	$5,268,019
Estimated liability for taxes on income	956,595	1,006,816
Dividend payable	252,825	252,444
Long-term debt—current portion	989,567	1,137,937
Bank & short-term loans	601,056	459,434

	7,702,537	8,124,650
CONVERTIBLE DEBENTURES	321,334	321,334
OTHER LONG-TERM DEBT	4,254,129	3,372,183
POSTRETIREMENT BENEFITS	2,142,581	2,369,448
OTHER LIABILITIES	891,767	868,818

	15,312,348	15,056,433

EQUITY
Common stock	4,719,066	4,667,999
Treasury stock	(4,716,754)	(4,795,687)
Retained earnings	20,578,132	19,890,842
Accumulated other comprehensive loss	(2,968,605)	(2,900,785)

Stockholders’ equity	17,611,839	16,862,369
Noncontrolling interests	72,954	71,923

	17,684,793	16,934,292

	$32,997,141	$31,990,725

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Stated in thousands)
Cash flows from operating activities:
Net Income	$940,385	$1,344,699
Less: Income from discontinued operations	—	(37,850)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	609,243	516,689
Earnings of companies carried at equity, less dividends received	(54,792)	(56,590)
Deferred income taxes	77,953	27,448
Stock-based compensation expense	47,347	40,836
Provision for losses on accounts receivable	22,165	4,890
Other non-cash items	16,866	6,992
Change in assets and liabilities (2)
Increase in receivables	(428,957)	(349,124)
Increase in inventories	(117,635)	(124,823)
Increase in other current assets	(48,290)	(121,663)
Decrease in accounts payable and accrued liabilities	(285,137)	(26,133)
Decrease in estimated liability for taxes on income	(41,618)	(53,820)
Decrease in postretirement benefits	(189,940)	(9,249)
Increase in other liabilities	23,048	52,201
Other—net	(19,990)	(84,607)

NET CASH PROVIDED BY OPERATING ACTIVITIES	550,648	1,129,896

Cash flows from investing activities:
Capital expenditures	(748,313)	(751,776)
Multiclient seismic data capitalized	(48,170)	(80,602)
Business acquisitions, net of cash acquired	(12,479)	(24,267)
Purchases of investments, net	(475,207)	(6,345)
Other	66,883	(50,473)

NET CASH USED BY INVESTING ACTIVITIES	(1,217,286)	(913,463)

Cash flows from financing activities:
Dividends paid	(250,790)	(209,204)
Proceeds from employee stock purchase plan	1,040	12,989
Proceeds from exercise of stock options	13,897	65,763
Stock options windfall tax benefit	3,866	88,038
Stock repurchase plan	—	(564,302)
Proceeds from issuance of long-term debt	1,286,868	342,444
Repayment of long-term debt	(520,599)	(72,321)
Net increase in short-term debt	137,104	3,698

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	671,386	(332,895)

Cash flow from discontinued operations—operating activities	—	63,382

Net increase (decrease) in cash before translation effect	4,748	(53,080)
Translation effect on cash	(1,981)	940
Cash, beginning of period	188,928	197,233

Cash, end of period	$191,695	$145,093

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
	(Stated in thousands)
Balance, January 1, 2009	$4,667,999	$(4,795,687)	$19,890,842	$(2,900,785)	$71,923	$16,934,292
Comprehensive income
Net income			938,461		1,924
Currency translation adjustments				(117,929)	(66)
Changes in fair value of derivatives				12,382
Deferred employee benefits liabilities, net of tax				37,727
Total comprehensive income						872,499
Shares sold to optionees, less shares exchanged	(3,610)	17,507				13,897
Proceeds from employee stock purchase plan	9,164	61,426				70,590
Stock-based compensation cost	47,347					47,347
Acquisition of noncontrolling interest	(5,700)					(5,700)
Other					(827)	(827)
Dividends declared ($0.21 per share)			(251,171)			(251,171)
Tax benefits on stock options	3,866					3,866

Balance, March 31, 2009	$4,719,066	$(4,716,754)	$20,578,132	$(2,968,605)	$72,954	$17,684,793

See Notes to Consolidated Financial Statements

SHARES OF COMMON STOCK

(Unaudited)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2009	1,334,212,164	(140,111,319)	1,194,100,845
Shares sold to optionees, less shares exchanged	—	511,455	511,455
Employee stock purchase plan	—	1,794,496	1,794,496

Balance, March 31, 2009	1,334,212,164	(137,805,368)	1,196,406,796

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The December 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 11, 2009.

Recently Adopted Accounting Pronouncement

Effective January 1, 2009, Schlumberger adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This standard changed the accounting for and reporting of minority interests (now referred to as noncontrolling interests). Noncontrolling interests are now classified as equity in the Schlumberger financial statements.

SFAS 160 also changed the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent.

As a result of the adoption of SFAS 160, prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

2.	Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger from continuing operations to diluted earnings per share of Schlumberger from continuing operations:

	2009			2008
Three Months	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
	(Stated in thousands except per share amounts)
Basic	$938,461	1,195,778	$0.78	$1,300,454	1,195,995	$1.09

Assumed conversion of debentures	1,893	8,033		4,010	18,871
Assumed exercise of stock options	—	4,172		—	17,231
Unvested restricted stock	—	1,839		—	1,147

Diluted	$940,354	1,209,822	$0.78	$1,304,464	1,233,244	$1.06

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	2009	2008
	(Stated in millions)
First Quarter	17.2	0.8

3.	Inventory

A summary of inventory follows:

	Mar. 31 2009	Dec. 31 2008
	(Stated in millions)
Raw materials & field materials	$1,805	$1,674
Work in process	99	113
Finished goods	126	132

	$2,030	$1,919

4.	Fixed Assets

A summary of fixed assets follows:

	Mar. 31 2009	Dec. 31 2008
	(Stated in millions)
Property, plant & equipment	$20,562	$20,152
Less: Accumulated depreciation	10,804	10,462

	$9,758	$9,690

Depreciation expense relating to fixed assets was $530 million and $442 million in the first quarters of 2009 and 2008, respectively.

5.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data in the first quarter of 2009 was as follows:

(Stated in millions)
Balance at December 31, 2008	$287
Capitalized in period	48
Charged to cost of goods sold & services	(50)

Balance at March 31, 2009	$285

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Goodwill

The changes in the carrying amount of goodwill by business segment in the first quarter of 2009 were as follows:

	Oilfield Services	Western Geco	Total
	(Stated in millions)
Balance at December 31, 2008	$4,174	$1,015	$5,189
Additions	5	—	5
Impact of change in exchange rates	(75)	—	(75)

Balance at March 31, 2009	$4,104	$1,015	$5,119

7.	Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

	Mar. 31, 2009			Dec. 31, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
	(Stated in millions )
Software	$337	$241	$96	$337	$233	$104
Technology	479	128	351	465	117	348
Customer Relationships	332	59	273	345	56	289
Other	122	48	74	124	45	79

	$1,270	$476	$794	$1,271	$451	$820

Amortization expense charged to income was $29 million during the first quarter of 2009 and $32 million during the first quarter of 2008.

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at March 31, 2009, amortization charged to income for the subsequent five years is estimated to be: remainder of 2009—$79 million; 2010—$95 million; 2011—$86 million; 2012—$80 million; 2013—$63 million and 2014—$57 million.

8.	Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar—reported expenses will increase.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At March 31, 2009, Schlumberger recognized a cumulative net $91 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges at March 31, 2009.

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

At March 31, 2009, contracts were outstanding for the US dollar equivalent of $4.9 billion in various foreign currencies. These contracts expire on various dates during the next twelve months.

Commodity Price Risk

Schlumberger is exposed to the impact of market fluctuations in the price of commodities, such as copper and lead. Schlumberger has entered into forward contracts on these commodities to manage the price risk associated with forecasted purchases. The objective of these contracts is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. These contracts do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and therefore, changes in the fair value of the forward contracts are recorded directly to earnings.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that generally does not involve derivatives and instead primarily uses a mix of variable and fixed rate debt combined with its investment portfolio to mitigate the exposure to changes in interest rates. At March 31, 2009, Schlumberger had fixed rate debt aggregating approximately $3.5 billion and variable rate debt aggregating approximately $2.7 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $4.4 billion at March 31, 2009, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially all denominated in US dollars.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables detail the effect of derivatives on the financial position and performance of Schlumberger:

Fair Values of Derivative Instruments

	Fair Value
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	Mar. 31 2009	Mar. 31 2009	Dec. 31 2008	Dec. 31 2008
	(Stated in millions)
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	$—	$151	$—	$21

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts	$—	$2	$—	$5

Total derivatives	$—	$153	$—	$26

The fair value of all outstanding derivatives are determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data, and are included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet.

The effect of Derivative Instruments on the Consolidated Statement of Income

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain (Loss) recognized	Gain (Loss) First Quarter 2009
		(Stated in millions)
Foreign exchange contracts	Cost of goods sold and services	$(22)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Gain or (Loss) recognized in OCI on Derivatives	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Gain (Loss) reclassified from Accumulated OCI into Income
	First Quarter 2009		First Quarter 2009
			(Stated in millions)
Foreign exchange contracts	$(59)	Cost of goods sold and services	$(64)

		Research & engineering	(7)

			$(71)

Derivatives not designated as hedging instruments under SFAS 133	Gain (Loss) recognized in Income on Derivatives	Gain (Loss) recognized in Income on Derivatives
		First Quarter 2009
		(Stated in millions)
Foreign exchange contracts	Cost of goods sold and services	$(23)
Commodity contracts	Cost of goods sold and services	(1)

		$(24)

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9.	Stock-Based Compensation

Schlumberger has three types of stock-based compensation programs: stock options, restricted stock and a discounted stock purchase plan (“DSPP”).

The following summarizes stock-based compensation expense recognized in the Consolidated Statement of Income:

	First Quarter
	2009	2008
	(Stated in millions)
Stock options	$30	$28
Restricted stock	10	7
DSPP	7	6

	$47	$41

10.	Income Tax

Income from continuing operations before taxes which were subject to US and non-US income taxes was as follows:

	First Quarter
	2009	2008
	(Stated in millions)
United States	$103	$349
Outside United States	1,089	1,266

	$1,192	$1,615

The components of net deferred tax assets were as follows:

	Mar. 31	Dec. 31
	2009	2008
	(Stated in millions)
Postretirement benefits, net	$481	$556
Multiclient seismic data	130	121
Intangible assets	(111)	(106)
Other, net	161	178

	$661	$749

The above deferred tax assets at March 31, 2009 and December 31, 2008 are net of valuation allowances relating to net operating losses in certain countries of $186 million and $197 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $139 million at March 31, 2009 ($140 million at December 31, 2008) of which $123 million expires in 2009 and $16 million expires in 2010, and a foreign tax credit carryforward of $49 million at March 31, 2009 ($49 million at December 31, 2008) of which $3 million expires in 2009, and $46 million expires in years 2010 through 2012.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of consolidated Taxes on income were as follows:

	First Quarter
	2009	2008
	(Stated in millions)
Current:
United States—Federal	$(35)	$83
United States—State	(1)	1
Outside United States	210	198

	$174	$282

Deferred:
United States—Federal	$74	$8
United States—State	4	—
Outside United States	1	16
Valuation allowance	(1)	3

	$78	$27

Consolidated taxes on income	$252	$309

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	First Quarter
	2009	2008
US federal statutory rate	35%	35%
US state income taxes	—	1
Non-US income taxed at different rates	(13)	(14)
Effect of equity method investment	(1)	(1)
Other	—	(2)

Effective income tax rate	21%	19%

11.	Contingencies

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

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.	Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	First Quarter 2009		First Quarter 2008
	Revenue	Income before taxes	Revenue	Income before taxes
	(Stated in millions)
Oilfield Services
North America	$1,191	$163	$1,419	$363
Latin America	1,029	203	922	185
Europe/CIS/Africa	1,803	467	1,898	500
Middle East & Asia	1,375	456	1,319	460
Other	41	(34)	47	(6)

	5,439	1,255	5,605	1,502
WesternGeco	551	55	676	196
Elims & Other	10	(91)	9	(61)
Interest Income (1)	—	14	—	37
Interest Expense (2)	—	(41)	—	(59)

	$6,000	$1,192	$6,290	$1,615

1.	Excludes interest income included in the segment results ($4 million in 2009; $1 million in 2008).
2.	Excludes interest expense included in the segment results ($14 million in 2009; $8 million in 2008).

13.	Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

	First Quarter
	2009		2008
	US	Int’l	US	Int’l
	(Stated in millions)
Service cost—benefits earned during period	$16	$23	$15	$9
Interest cost on projected benefit obligation	27	45	32	15
Expected return on plan assets	(31)	(40)	(40)	(20)
Amortization of prior service cost	2	31	2	—
Amortization of net loss	9	—	6	3

Net pension cost	$23	$59	$15	$7

During the first quarter of 2009, Schlumberger made contributions of $273 million to its defined benefit plans.

Net postretirement benefit cost for the Schlumberger US plans included the following components:

	First Quarter
	2009	2008
	(Stated in millions)
Service cost—benefits earned during period	$7	$6
Interest cost on accumulated postretirement benefit obligation	12	13
Expected return on plan assets	(1)	(1)
Amortization of prior service cost	(7)	(6)
Amortization of net loss	3	3

Net postretirement benefit cost	$14	$15

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14.	Discontinued Operations

During the first quarter of 2008, Schlumberger recorded an after-tax gain of $38 million relating to a previously disposed of business that was accounted for as a discontinued operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

First Quarter 2009 Compared to Fourth Quarter 2008

	First Quarter 2009	Fourth Quarter 2008	% chg
	(Stated in millions)
Oilfield Services
Revenue	$5,439	$6,256	(13)%
Pretax Operating Income	$1,255	$1,599	(21)%

WesternGeco
Revenue	$551	$599	(8)%
Pretax Operating Income	$55	$88	(38)%

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses, amortization of certain intangible assets, interest on postretirement medical benefits, stock-based compensation costs, and interest income and interest expense not allocated to the segments.

Revenue for the first quarter of 2009 was $6.00 billion versus $6.87 billion in the fourth quarter of 2008. Income from continuing operations attributable to Schlumberger for the first quarter of 2009 was $938 million compared to $1.15 billion in the fourth quarter of 2008. The fourth quarter 2008 results included after tax and noncontrolling interest charges of $93.0 million, primarily related to work-force reductions and certain assets write-offs.

The rate of decline in revenue at Oilfield Services accelerated considerably compared to the fourth quarter, largely due to the precipitous drop in the North American natural gas rig count. Outside North America, low activity in Russia and the fall of many local currencies against the US dollar remained the principal causes of weakness. At WesternGeco, the rate of sequential revenue decline slowed to 8% as continuing weak North American Multiclient revenue was partially offset by improved Marine revenues.

The headcount reductions announced last quarter have largely been completed. In order to better match the cost base to the lower activity and pricing levels, there will likely be a further similar reduction over the coming months.

Management’s visibility on 2009 has not materially changed from the end of the fourth quarter. A significant recovery in North American gas drilling is not expected before 2010. Overseas, while activity declines will be limited, customers are actively seeking and are obtaining price relief to improve the economics of current projects. At the same time, exploration expenditures are being deferred in favor of projects that produce immediate cash flow. However, management is encouraged to see offshore deepwater activity resisting fairly well to the current budget cuts.

As indicated last quarter, management remains convinced that in the longer term any demand recovery for oil will need to be accompanied by increased investment to offset a decline in the ageing production base.

OILFIELD SERVICES

First-quarter 2009 revenue of $5.44 billion decreased 13% sequentially. North America revenue dropped significantly due to reduced activity and pricing pressure in the US Land, US Gulf of Mexico and Canada GeoMarkets*. In Europe/CIS/Africa, revenue fell primarily as a result of weaker activity in the Russia, North

Africa and Caspian GeoMarkets, as well as from the weakening of the US dollar versus local currencies. Middle East & Asia revenue declined due to reduced activity in the Arabian, Brunei/Malaysia/Philippines and East Mediterranean GeoMarkets. Latin America revenue decreased mostly on lower activity in Venezuela/Trinidad & Tobago and reduced product sales in Peru/Colombia/Ecuador, partially offset by stronger Integrated Project Management (IPM) results in Mexico/Central America and increased offshore services in Brazil. Among the Technologies, Well Services, Wireline, Schlumberger Information Solutions (SIS) and Artificial Lift led the declines in revenue.

Sequentially first-quarter pretax operating income of $1.26 billion was down 21%. Pretax operating margin decreased 248 basis points (bps) to 23.1% primarily due to the drop in activity and pricing pressure in North America.

North America

Revenue of $1.19 billion was down 23% compared to the fourth-quarter of 2008. Pretax operating income of $163 million decreased 53% versus the fourth-quarter of 2008.

The US Land GeoMarket recorded a significant decrease in revenue as low natural gas prices and a lack of available credit for some customers resulted in a rapid and deep reduction in activity coupled with heavy pricing pressure. US Gulf of Mexico GeoMarket revenue was down due to weak shelf drilling activity and associated pricing erosion, while Canada GeoMarket revenue decreased on unusually low winter drilling activity and early spring break-up. These decreases, however, were partially offset by seasonally high exploration-related activity in the Alaska GeoMarket.

Pretax operating margin decreased sequentially by 858 bps to 13.7% on the precipitous activity decline and consequent pricing pressure in the US Land and US Gulf of Mexico GeoMarkets.

Latin America

Revenue of $1.03 billion was 7% lower than the previous quarter. Pretax operating income of $203 million increased 1% compared to the fourth- quarter of 2008.

Sequentially, the Venezuela/Trinidad & Tobago GeoMarket revenue decreased as a result of lower activity-related demand for Drilling & Measurements, Well Services and Wireline technologies, coupled with reduced IPM activity. In the Peru/Colombia/Ecuador GeoMarket, revenue fell following the year-end sales in the prior quarter of SIS software and Artificial Lift products, while the Argentina/Bolivia/Chile GeoMarket decreased on lower activity-related demand for Wireline, Drilling & Measurements and Well Services technologies. Area revenue was also reduced by 2% due to the weakening of local currencies against the US dollar. These decreases were partially offset by increased revenue in the Mexico/Central America GeoMarket due to efficiency gains on IPM projects, and in the Brazil GeoMarket as the result of robust demand for high technology Drilling & Measurements and Wireline services for offshore operations, as well as for Completion systems products.

Pretax operating margin improved sequentially by 168 bps to 19.7% primarily due to the positive impact of the efficiency gains in Mexico/Central America, and to a favorable mix of higher-margin exploration activity offshore Brazil. These increases were partially offset by reduced gain share from an IPM project in Peru/Colombia/Ecuador.

Europe/CIS/Africa

Revenue of $1.80 billion decreased 12% compared to the fourth-quarter of 2008. Pretax operating income of $467 million decreased 12% sequentially.

Sequentially, the weakening of local currencies against the US dollar, primarily in Russia and the North Sea, reduced Area revenue by 5%. In addition, Russia experienced a sharp drop in revenue as the result of seasonal weather-related slowdowns, further reductions in customer activity, and heavy pricing pressure. Revenue for the North Africa GeoMarket was down due to lower demand for Well Services technologies and SIS products while the Caspian GeoMarket experienced reduced demand for Well Services, Drilling & Measurements and Wireline services as customer activity slowed. Weaker Framo revenue also contributed to the Area decline. These decreases were partially offset by improved activity in the Nigeria & Gulf of Guinea GeoMarket that resulted in increased demand for Wireline services.

Pretax operating margin was essentially flat at 25.9% as the impact of lower activity in North Africa, a less favorable revenue mix in West & South Africa, and weaker Framo sales and services were largely offset by increased higher-margin activity in the North Sea and Nigeria & Gulf of Guinea GeoMarkets.

Middle East & Asia

Revenue of $1.38 billion was 6% lower sequentially. Pretax operating income of $456 million decreased 7% compared to the fourth-quarter of 2008.

Sequentially, Area revenue decreased primarily due to reduced customer activity in the Arabian, Brunei/Malaysia/Philippines, East Mediterranean and Thailand/Vietnam GeoMarkets, while seasonal weather-related slowdowns affected the China/Japan/Korea GeoMarket. These declines in activity mainly affected demand for Well Testing, Wireline and Drilling & Measurements services.

Pretax operating margin was sequentially steady at 33.1% as the positive impact from a more favorable mix of higher-margin services in the Australia/Papua New Guinea/New Zealand, India, Gulf and Qatar GeoMarkets offset the impact of the lower overall activity in the Area.

WESTERNGECO

First-quarter revenue of $551 million decreased 8% versus the fourth-quarter of 2008. Pretax operating income of $55 million was down 38% sequentially.

Sequentially, Multiclient revenue decreased sharply, primarily in North America, as customers further curtailed discretionary spending. Data Processing recorded a sequential decrease across all areas except Latin America, while Land was down due to the completion of projects in the Middle East. These decreases were partially offset by an increase in Marine revenue with the start of several new proprietary contracts.

Total backlog decreased $319 million to $1.5 billion at the end of the quarter, partly due to delayed contract awards pending the results of licensing rounds in several countries.

Pretax operating margin decreased 483 bps to 9.9% primarily due to the lower Multiclient and Data Processing revenues, which were partially offset by improvements from Land as the result of efficient shutdowns following contract completions.

First Quarter 2009 Compared to First Quarter 2008

	First Quarter
	2009	2008	% chg
	(Stated in millions)
Oilfield Services
Revenue	$5,439	$5,605	(3)%
Pretax Operating Income	$1,255	$1,502	(16)%

WesternGeco
Revenue	$551	$676	(18)%
Pretax Operating Income	$55	$196	(72)%

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses, amortization of certain intangible assets, interest on postretirement medical benefits, stock-based compensation costs, and interest income and interest expense not allocated to the segments.

First-quarter 2009 revenue was $6.00 billion versus $6.29 billion in the first quarter of 2008.

Income from continuing operations attributable to Schlumberger was $938 million in the first quarter of 2009 as compared to $1.30 billion in the first quarter of 2008.

OILFIELD SERVICES

First-quarter 2009 revenue of $5.44 billion was 3% lower compared to the same period last year. The weakening of local currencies against the US dollar reduced Oilfield Services first-quarter 2009 revenue by approximately 5%. In addition, revenue was down significantly in North America as the result of weaker activity and pricing pressure in US Land, US Gulf of Mexico and Canada while Europe/CIS/Africa revenue was lower primarily due to reduced activity in Russia. These decreases were partially offset by an increase in Latin America revenue due to increased IPM project work in Mexico/Central America and higher offshore activity in Brazil partially offset weaker activity in Venezuela/Trinidad & Tobago. Middle East & Asia revenue was also higher due to growth in several Middle East GeoMarkets.

First-quarter pretax operating income of $1.26 billion was 16% lower year-on year. Pretax operating margin declined 371 bps to 23.1% mostly as a result of the drop in activity and pricing pressure in North America.

North America

First-quarter 2009 revenue of $1.19 billion was 16% lower year-on-year. US Land revenue dropped significantly as low natural gas prices and a lack of available credit for some customers resulted in a sharp decrease in activity coupled with heavy pricing pressure. Canada revenue was down due to the weakening of the Canadian dollar against the US dollar as well as low winter drilling activity and an early spring breakup. The US Gulf of Mexico revenue decreased on weak shelf drilling activity and consequent pricing pressure.

Year-on-year, pretax operating margin decreased 11.9 percentage points to 13.7% primarily due to the impact of the lower activity in US Land, Canada and US Gulf and associated pricing erosion.

Latin America

First-quarter 2009 revenue of $1.03 billion was 12% above the same period last year primarily as result of increased IPM project activity in Mexico/Central America and growth in offshore activity in Brazil. These increases were partially offset by the impact of the weakening of local currencies against the US dollar as well as lower demand for SIS, Drilling & Measurements and Wireline services and reduced IPM activity in Venezuela/Trinidad & Tobago.

Year-on-year, pretax operating margin was steady at 19.7% as the impact of the lower activity in Venezuela/Trinidad & Tobago was offset by a favorable mix of higher-margin exploration activity in Brazil.

Europe/CIS/Africa

First-quarter 2009 revenue of $1.80 billion was 5% lower year-on-year primarily due to the weakening of local currencies against the US dollar, particularly in the North Sea, Continental Europe and Russia. Additionally, Russia experienced a significant reduction in activity from lower customer spending and pricing pressure. However, these decreases were partially offset by higher revenue in Libya due to strong demand for Well Testing and Drilling & Measurements services in offshore activities and for Artificial Lift systems; growth in West & South Africa from higher Completion systems sales and strong exploration-related activity which resulted in strong demand for Wireline and Testing technologies; and increased revenue in Continental Europe due to demand for Drilling & Measurements services and SIS products.

Year-on-year, pretax operating margin decreased only 41 bps to 25.9% as a more favorable revenue mix in Continental Europe and the North Sea offset the impact of the significantly lower activity in Russia.

Middle East & Asia

First-quarter 2009 revenue of $1.38 billion was 4% higher than the same period last year on strong demand for Well Services and Well Testing technologies coupled with strong sales of Completion and Artificial Lift systems in the GeoMarkets in the Middle East.

Year-on-year, pretax operating margin decreased 174 bps to 33.1% primarily due to a less favorable revenue mix across most of the Area.

WESTERNGECO

First-quarter 2009 revenue of $551 million decreased 18% year-on-year. Multiclient revenue was down significantly, mostly in North America, as customers reduced discretionary spending. Land revenue was lower primarily due to the completion of projects in Latin America. Marine revenue decreased on reduced vessel utilization.

Year-on-year, pretax operating margin decreased 19.1 percentage points to 9.9% primarily due to the impact of the lower Multiclient and Marine revenue.

Interest & Other Income

Interest & other income consisted of the following for the first quarters of 2009 and 2008:

	First Quarter
	2009	2008
	(Stated in millions)
Interest income	$18	$37
Equity in net earnings of affiliated companies	59	65

	$77	$102

The decrease in interest income is attributable to the significant decline in interest rates experienced during the first quarter of 2009 as compared to the first quarter of 2008.

The decrease in equity in net earnings of affiliated companies was primarily due to the results of the MI-SWACO drilling fluids joint venture that Schlumberger operates with Smith International, Inc.

Other

Gross margin was 25.2% and 30.7% in the first quarter of 2009 and 2008, respectively. The decrease in gross margin was primarily driven by the drop in activity and pricing pressure in North America in Oilfield Services and the sharp decrease in Multiclient revenue at WesternGeco.

As a percentage of Revenue, Research & engineering, Marketing and General & administrative expenses for the first quarter of 2009 and 2008 were as follows:

	First Quarter
	2009	2008
Research & engineering	3.2%	3.0%
Marketing	0.4%	0.4%
General & administrative	2.2%	2.2%

Research and engineering expenditures, by business segment, for the first quarters of 2009 and 2008 were as follows:

	First Quarter
	2009	2008
	(Stated in millions)
Oilfield Services	$158	$159
WesternGeco	27	28
Other	5	4

	$190	$191

The effective tax rate for the first quarter of 2009 was 21.1% compared to 19.1% for the same period in 2008. This increase was primarily attributable to a reduction in Oilfield Services being more than offset by an increase in WesternGeco, both of which are attributable to the geographic mix of earnings.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt. Details of Net Debt follow:

	Mar. 31 2009	Mar. 31 2008
	(Stated in millions)
Net Debt, beginning of period	$(1,129)	$(1,857)
Net income attributable to Schlumberger	938	1,338
Depreciation and amortization (1)	609	517
Excess of equity income over dividends received	(55)	(57)
Stock-based compensation expense	47	41
Increase in working capital requirements	(904)	(547)
Capital expenditure	(748)	(752)
Multiclient seismic data capitalized	(48)	(81)
Dividends paid	(251)	(209)
Proceeds from employee stock plans	15	79
Business acquisitions	(12)	(24)
Pension plan funding	(273)	(24)
Stock repurchase program	—	(564)
Conversion of debentures	—	47
Other	259	(38)
Translation effect on Net Debt	25	(25)

Net Debt, end of period	$(1,527)	$(2,156)

(1)	Includes Multiclient seismic data costs.

Components of Net Debt	Mar. 31 2009	Mar. 31 2008	Dec. 31 2008
	(Stated in millions)
Cash	$192	$145	$189
Short-term investments	3,994	3,008	3,503
Fixed income investments, held to maturity	453	424	470
Bank loans and current portion of long-term debt	(1,591)	(1,273)	(1,598)
Convertible debentures	(321)	(722)	(321)
Other long-term debt	(4,254)	(3,738)	(3,372)

	$(1,527)	$(2,156)	$(1,129)

Key liquidity events during the first three months of 2009 and 2008 included:

•

During the first quarter of 2009, Schlumberger entered into a €3.0 billion Euro Medium Term Note program which is guaranteed by Schlumberger Limited. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.

In March 2009, Schlumberger issued €1.0 billion 4.50% Guaranteed Notes due 2014 under this program. Schlumberger entered into agreements to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%. The proceeds from these notes will be used to refinance existing debt obligations and for general corporate purposes and will increase Schlumberger’s financial flexibility.

•

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of its common stock to be acquired in the open market before April 2010, subject to market conditions. This program was completed during the second quarter of 2008. On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of its common stock to be acquired in the open market before December 31, 2011, of which $934 million have been repurchased as of March 31, 2009. Given the current economic environment, Schlumberger has temporarily suspended the share repurchase program and did not repurchase any shares during the first quarter of 2009. The following table summarizes the activity under the April 20, 2006 share repurchase program during the first quarter of 2008:

	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
	(Stated in thousands, except per share amounts)
First quarter of 2008	$564,302	6,953.0	$81.16

•	Schlumberger contributed $273 million to its deferred benefit pension plans during the first quarter of 2009 compared to $24 million during the first quarter of 2008.

•

Cash flow provided by operations was $551 million in the first quarter of 2009 compared to $1.1 billion in the first quarter of 2008. This deterioration was primarily driven by the net income decrease experienced in the first quarter of 2009 as compared to the first quarter of 2008, and the significant pension plan contribution made in the first quarter of 2009.

•

Capital expenditures were $748 million in the first quarter of 2009 compared to $752 million during the first quarter of 2008. Capital expenditures are expected to approach $2.6 billion for the full year 2009.

The reduction in cash flows being experienced by our customers resulting from declines in commodity prices, together with the reduced availability of credit and increased costs of borrowing due to the tightening of the credit markets, could have significant adverse effects on the financial condition of some of our customers. This could result in, among other things, delay in, or nonpayment of, amounts that are owed Schlumberger, which could have a material adverse effect on Schlumberger’s results of operations and cash flows. In particular, Schlumberger has experienced an increased delay in payment from one of its larger national oil company customers. Schlumberger operates in approximately 80 countries. As of March 31, 2009, only three of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance and no single country represented greater than 10%.

As of March 31, 2009, Schlumberger had approximately $4.6 billion of cash and investments on hand. Wholly-owned subsidiaries of Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $2.2 billion was available and unused as of March 31, 2009. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger’s total outstanding debt at March 31, 2009 was $6.2 billion and included approximately $0.7 billion of commercial paper borrowings. The total outstanding debt increased approximately $0.9 billion as compared to December 31, 2008. This increase was primarily attributable to the €1 billion of 4.5% Guaranteed Notes due 2014 that were issued during the first quarter, partially offset by the repayment of $0.4 billion of commercial paper borrowings.

FORWARD-LOOKING STATEMENTS

This Report and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger customers; the Schlumberger effective tax rate; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; the financial condition of our suppliers and customers in light of current global economic conditions; pricing erosion; third-party service costs; operational and project modifications, delays or cancelations; exploitation of technology; seasonal factors and weather-related events; and other risks and uncertainties detailed in our first-quarter 2009 earnings release, our most recent Form 10-K, this Form 10-Q and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Schlumberger’s exposure to market risk has not changed materially since December 31, 2008.

Item 4.	Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

* Mark of Schlumberger

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The information with respect to Item 1 is set forth under Note 11 Contingencies to the Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Part 1, Item 1A, of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The 2009 Annual General Meeting of Stockholders of Schlumberger Limited (The “Meeting”) was held on April 8, 2009.

(b)	All director nominees were elected.

(c)	At the Meeting, the stockholders of Schlumberger Limited also voted (i) to approve Schlumberger’s Consolidated Balance Sheet as at December 31, 2008, its Consolidated Statement of Income for the year ended December 31, 2008, and the declaration of dividends by the Board of Directors as reflected in the Company’s 2008 Annual Report to Stockholders; (ii) on a stockholder proposal regarding a stockholder advisory vote on compensation of the Company’s named executive officers; and (iii) to approve the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the accounts of Schlumberger for 2009.

The votes cast were as follows:

Director	Votes Received	Votes Withheld
Phillipe Camus	932,411,619	7,380,574
Jamie S. Gorelick	935,995,792	3,796,400
Andrew Gould	931,005,001	8,787,191
Tony Isaac	936,628,466	3,163,726
Nikolay Kudryavtsev	936,613,968	3,178,225
Adrian Lajous	935,902,298	3,889,895
Michael E. Marks	936,157,468	3,634,725
Leo Rafael Reif	936,942,835	2,849,357
Tore I. Sandvold	934,108,477	5,683,716
Henri Seydoux	934,997,919	4,794,274
Linda Gillespie Stuntz	930,171,347	9,620,845

Proposals and Vote Tabulations

	Votes Cast
	For	Against	Abstain	Broker Non-votes
Financial Statements	931,697,561	1,964,675	6,131,622	—
Stockholder proposal on advisory vote on named executive officer compensation	317,924,951	452,319,344	45,180,863	124,368,700
PricewaterhouseCoopers LLP	936,595,385	2,009,176	1,189,148	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

* Exhibit 10.1—Employment Agreement dated March 3, 2009 and effective as of April 1, 2009, between Schlumberger Limited and Ellen Summer.

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

SCHLUMBERGER LIMITED
(Registrant)

Date: April 29, 2009	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory