Form 10-Q
period 2009-06-30
SCHLUMBERGER LTD /NV/
filed 2009-07-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
June 30, 2009	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,197,822,535

SCHLUMBERGER LIMITED

Second Quarter 2009 Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Second Quarter		Six Months
	2009	2008	2009	2008
Revenue	$5,528	$6,746	$11,528	$13,036
Interest & other income, net	60	97	137	199
Expenses
Cost of goods sold and services	4,409	4,609	8,897	8,968
Research & engineering	197	197	386	389
Marketing	23	26	45	49
General & administrative	131	146	261	284
Interest	61	61	116	127

Income from Continuing Operations before taxes	767	1,804	1,960	3,418
Taxes on income	152	378	404	686

Income from Continuing Operations	615	1,426	1,556	2,732
Discontinued Operations	—	—	—	38

Net Income	615	1,426	1,556	2,770
Net income attributable to noncontrolling interests	(2)	(6)	(4)	(12)

Net Income attributable to Schlumberger	$613	$1,420	$1,552	$2,758

Schlumberger amounts attributable to:
Income from Continuing Operations	$613	$1,420	$1,552	$2,720
Discontinued Operations	—	—	—	38

Net Income	$613	$1,420	$1,552	$2,758

Basic earnings per share of Schlumberger:
Income from Continuing Operations	$0.51	$1.19	$1.30	$2.28
Discontinued Operations	—	—	—	0.03

Net Income	$0.51	$1.19	$1.30	$2.31

Diluted earnings per share of Schlumberger:
Income from Continuing Operations	$0.51	$1.16	$1.28	$2.22
Income from Discontinued Operations	—	—	—	0.03

Net Income	$0.51	$1.16	$1.28	$2.25

Average shares outstanding:
Basic	1,197	1,195	1,197	1,196
Assuming dilution	1,214	1,230	1,212	1,231

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions )
	Jun. 30, 2009 (Unaudited)	Dec. 31, 2008
ASSETS
Current Assets
Cash	$216	$189
Short-term investments	4,195	3,503
Receivables less allowance for doubtful accounts (2009—$149; 2008—$133)	6,107	6,258
Inventories	2,021	1,919
Deferred taxes	162	184
Other current assets	954	841

	13,655	12,894
Fixed Income Investments, held to maturity	464	470
Investments in Affiliated Companies	1,985	1,870
Fixed Assets less accumulated depreciation	9,688	9,690
Multiclient Seismic Data	265	287
Goodwill	5,266	5,189
Intangible Assets	857	820
Deferred Taxes	406	565
Other Assets	374	206

	$32,960	$31,991

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,710	$5,269
Estimated liability for taxes on income	924	1,007
Dividend payable	253	252
Long-term debt—current portion	831	1,138
Convertible debentures	321	—
Bank & short-term loans	422	459

	7,461	8,125
Convertible Debentures	—	321
Other Long-term Debt	4,291	3,372
Postretirement Benefits	1,596	2,369
Other Liabilities	878	870

	14,226	15,057

Equity
Common stock	4,718	4,668
Treasury stock	(4,668)	(4,796)
Retained earnings	20,940	19,891
Accumulated other comprehensive loss	(2,363)	(2,901)

Schlumberger stockholders’ equity	18,627	16,862
Noncontrolling interests	107	72

	18,734	16,934

	$32,960	$31,991

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in million)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net Income	$1,556	$2,770
Less: Income from discontinued operations	—	(38)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,235	1,073
Non-cash postretirement benefits curtailment charge	136	—
Earnings of companies carried at equity, less dividends received	(37)	(119)
Deferred income taxes	81	(4)
Stock-based compensation expense	92	82
Provision for losses on accounts receivable	32	9
Other non-cash items	34	13
Change in assets and liabilities: (2)
Decrease (increase) in receivables	130	(768)
Increase in inventories	(101)	(159)
Increase in other current assets	(113)	(150)
(Decrease) increase in accounts payable and accrued liabilities	(515)	181
Decrease in estimated liability for taxes on income	(120)	(111)
Decrease in postretirement benefits	(408)	(3)
Other - net	62	(46)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,064	2,730

Cash flows from investing activities:
Capital expenditures	(1,252)	(1,645)
Multiclient seismic data capitalized	(89)	(188)
Business acquisitions, net of cash acquired	(198)	(182)
(Purchases) sale of investments, net	(680)	263
Other	105	(105)

NET CASH USED BY INVESTING ACTIVITIES	(2,114)	(1,857)

Cash flows from financing activities:
Dividends paid	(502)	(460)
Proceeds from employee stock purchase plan	1	96
Proceeds from exercise of stock options	41	138
Tax benefits on stock options	4	132
Stock repurchase plan	—	(1,119)
Proceeds from issuance of long-term debt	1,405	524
Repayment of long-term debt	(833)	(224)
Net decrease in short-term debt	(38)	(35)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	78	(948)

Cash flow from discontinued operations - operating activities	—	63
Net increase (decrease) in cash before translation effect	28	(12)
Translation effect on cash	(1)	1
Cash, beginning of period	189	197

Cash, end of period	$216	$186

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2008 - June 30, 2008	Issued	In Treasury
Balance, January 1, 2008	$4,136	$(3,549)	$15,462	$(1,173)	$62	$14,938
Comprehensive income
Net income			2,758		12
Currency translation adjustments				94
Changes in fair value of derivatives				7
Deferred employee benefits liabilities, net of tax				25
Total comprehensive income						2,896
Shares sold to optionees, less shares exchanged	22	116				138
Shares granted to directors	1	—				1
Proceeds from employee stock purchase plan	53	25				78
Stock repurchase plan		(1,119)				(1,119)
Stock-based compensation cost	82					82
Shares issued on conversion of debentures	79	329				408
Other	—				(13)	(13)
Dividends declared ($0.42 per share)			(503)			(503)
Tax benefits on stock options	132					132

Balance, June 30, 2008	$4,505	$(4,198)	$17,717	$(1,047)	$61	$17,038

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2009 - June 30, 2009	Issued	In Treasury

Balance, January 1, 2009	4,668	$(4,796)	$19,891	$(2,901)	$72	$16,934
Comprehensive income
Net income			1,552		4
Currency translation adjustments				(67)
Changes in fair value of derivatives				155
Deferred employee benefits liabilities, net of tax				450
Total comprehensive income						2,094
Shares sold to optionees, less shares exchanged	(9)	50				41
Shares granted to directors	—	1				1
Vesting of restricted stock	(15)	15				—
Proceeds from employee stock purchase plan	9	62				71
Stock-based compensation cost	92					92
Acquisition of noncontrolling interest	(6)					(6)
Other	(25)				31	6
Dividends declared ($0.42 per share)			(503)			(503)
Tax benefits on stock options	4					4

Balance, June 30, 2009	$4,718	$(4,668)	$20,940	$(2,363)	$107	$18,734

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Unaudited)

			(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2009	1,334	(140)	1,194
Shares sold to optionees, less shares exchanged	—	2	2
Employee stock purchase plan	—	2	2

Balance, June 30, 2009	1,334	(136)	1,198

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The December 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 11, 2009.

Subsequent events have been evaluated through July 29, 2009, which is the date the financial statements were issued.

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

2. Charges

Schlumberger recorded the following charges during the second quarter of 2009:

•

Schlumberger continued to reduce its global workforce as a result of the slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector. As a result of these actions, Schlumberger recorded a pretax charge of $102 million ($85 million after-tax), which is classified in Cost of goods sold and services in the Consolidated Statement of Income. Approximately $57 million of the charge remained unpaid as of June 30, 2009, most of which is expected to be paid during the third quarter of 2009.

•

As a consequence of these workforce reductions, Schlumberger recorded pretax non-cash pension and other postretirement benefit curtailment charges of $136 million ($122 million after-tax). These costs are classified in Cost of goods sold and services in the Consolidated Statement of Income. Refer to Note 15 – Pension and Other Postretirement Benefits for further details.

The following is a summary of these charges:

	(Stated in millions)
	Pretax	Tax	Net
Charges
- Workforce reductions	$102	$(17)	$85
- Postretirement benefits curtailment	136	(14)	122

	$238	$(31)	$207

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger from continuing operations to diluted earnings per share of Schlumberger from continuing operations:

				(Stated in millions, except per share amounts)
	2009			2008
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$613	1,197	$0.51	$1,420	1,195	$1.19

Assumed conversion of debentures	2	8		3	16
Assumed exercise of stock options	—	8		—	18
Unvested restricted stock	—	1		—	1

Diluted	$615	1,214	$0.51	$1,423	1,230	$1.16

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$1,552	1,197	$1.30	$2,720	1,196	$2.28

Assumed conversion of debentures	4	8		8	17
Assumed exercise of stock options	—	6		—	17
Unvested restricted stock	—	1		—	1

Diluted	$1,556	1,212	$1.28	$2,728	1,231	$2.22

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2009	2008
Second Quarter	17	—
Six Months	17	1

4. Acquisitions

During the first six months of 2009, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for an aggregate amount of $198 million, net of cash acquired.

5. Inventory

A summary of inventory follows:

	(Stated in millions)
	Jun. 30 2009	Dec. 31 2008
Raw materials & field materials	$1,804	$1,674
Work in process	76	113
Finished goods	141	132

	$2,021	$1,919

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Jun. 30 2009	Dec. 31 2008
Property, plant & equipment	$20,852	$20,152
Less: Accumulated depreciation	11,164	10,462

	$9,688	$9,690

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2009	2008
Second Quarter	$537	$467
Six Months	$1,067	$909

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2009 was as follows:

(Stated in millions)
Balance at December 31, 2008	$287
Capitalized in period	89
Charged to cost of goods sold and services	(111)

Balance at June 30, 2009	$265

8. Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2009 were as follows:

	(Stated in millions)
	Oilfield Services	Western Geco	Total
Balance at December 31, 2008	$4,174	$1,015	$5,189
Additions	108	—	108
Impact of change in exchange rates	(31)	—	(31)

Balance at June 30, 2009	$4,251	$1,015	$5,266

9. Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

				(Stated in millions)
	Jun. 30, 2009			Dec. 31, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Software	$338	$248	$90	$337	$233	$104
Technology	541	136	405	465	117	348
Customer Relationships	353	66	287	345	56	289
Other	122	47	75	124	45	79

	$1,354	$497	$857	$1,271	$451	$820

Amortization expense charged to income was as follows:

	(Stated in millions)
	2009	2008
Second Quarter	$28	$32
Six Months	$57	$64

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at June 30, 2009, amortization charged to income for the subsequent five years is estimated to be: remainder of 2009 – $59 million; 2010 – $106 million; 2011 – $97 million; 2012 – $89 million; 2013 – $74 million and 2014 – $68 million.

10. Derivative Instruments and Hedging Activities

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

Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar – reported expenses will increase (decrease).

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

At June 30, 2009, Schlumberger recognized a cumulative net $52 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges at June 30, 2009.

Schlumberger is also exposed to changes in the fair value of assets and liabilities, including certain of its long-term debt, which are denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to hedge this exposure as it relates to certain currencies. These contracts are accounted for as fair value hedges under the provisions of SFAS No. 133, with the fair value of the contracts recorded on the Consolidated Balance Sheet and changes in the fair value recognized in the Consolidated Statement of Income along with the change in fair value of the hedged item.

At June 30, 2009, contracts were outstanding for the US dollar equivalent of $4.9 billion in various foreign currencies. These contracts expire on various dates during the next twelve months.

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

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that generally does not involve derivatives and instead primarily uses a mix of variable and fixed rate debt combined with its investment portfolio to mitigate the exposure to changes in interest rates. At June 30, 2009, Schlumberger had fixed rate debt aggregating approximately $3.6 billion and variable rate debt aggregating approximately $2.2 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $4.7 billion at June 30, 2009, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially all denominated in US dollars.

The fair values of outstanding derivative instruments is summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Classifications
	Jun. 30 2009	Dec. 31 2008
Derivative assets
Derivative designated as hedges:
Foreign exchange contracts	$117	$—	Other Assets

Derivative not designated as hedges:
Commodity contracts	$1	$—	Other Assets
Foreign exchange contracts	—	33	Other Assets

	$1	$33

	$118	$33

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$—	$54	Accounts payable and accrued liabilities
Derivative not designated as hedges:
Commodity contracts	—	5	Accounts payable and accrued liabilities

	$—	$59

The fair value of all outstanding derivatives are determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in Income
	2009
	Second Quarter	Six Months	Classification
Derivatives designated as fair value hedges:
Foreign exchange contracts	$61	$39	Cost of goods sold and services

Derivatives not designated as hedges:
Foreign exchange contracts	$1	$(22)	Cost of goods sold and services
Commodity contracts	1	—	Cost of goods sold and services

	$2	$(22)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI into Income
	2009		2009
	Second Quarter	Six Months	Second Quarter	Six Months	Classification
Foreign exchange contracts	$227	$168	$91	$27	Cost of goods sold and services
			(7)	(14)	Research & engineering

			$84	$13

11. Other Financial Instruments

Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposits, commercial paper, euro notes and Eurobonds, and are substantially denominated in US dollars. The carrying value of these investments approximates fair value, which was estimated using quoted market prices for those or similar investments.

A summary of Long-Term Debt follows:

			(Stated in millions)
	Jun. 30, 2009		Dec. 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.25% Guaranteed Notes due 2013	$703	$741	$714	$731
6.5% Notes due 2012	649	695	647	651
5.875% Guaranteed Bonds due 2011	350	370	355	390
5.14% Guaranteed Notes due 2010	216	219	203	209
4.50% Guaranteed Notes due 2014	1,401	1,440	—	—
Commercial paper borrowings	385	385	771	771
Other variable rate debt	587	587	682	682

	$4,291	$4,437	$3,372	$3,434

At both June 30, 2009 and December 31, 2008, there were $321 million outstanding of 2.125% Series B Convertible Debentures due June 1, 2023. On June 1, 2010, holders may require Schlumberger to repurchase their Series B debentures for cash. Accordingly, these debentures are classified within Current Liabilities on the Consolidated Balance Sheet at June 30, 2009. The fair value of these Series B debentures at June 30, 2009 and December 31, 2008 was $474 million and $398 million, respectively. For further information regarding the debentures refer to Note 11 to the Consolidated Financial Statements included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2008.

The fair value of Schlumberger’s fixed rate Long-Term Debt was estimated based on quoted market prices.

During the first quarter of 2009, a subsidiary of Schlumberger entered into a €3.0 billion Euro Medium Term Note program which is guaranteed by Schlumberger Limited. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies. Schlumberger issued €1.0 billion 4.50% Guaranteed Notes due 2014 in the second quarter under this program. Schlumberger entered into agreements to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%.

12. Income Tax

Income from Continuing Operations before taxes which were subject to US and non-US income taxes was as follows:

			(Stated in millions)
	Second Quarter		Six Months
	2009	2008	2009	2008
United States	$(64)	$385	$40	$734
Outside United States	831	1,419	1,920	2,684

	$767	$1,804	$1,960	$3,418

During the second quarter of 2009, Schlumberger recorded pretax charges of $73 million in the US and $165 million outside of the US. These charges are included in the above table and are more fully described in Note 2 – Charges.

The components of net deferred tax assets were as follows:

	(Stated in millions)
	Jun. 30 2009	Dec. 31 2008
Postretirement benefits, net	$406	$556
Multiclient seismic data	111	121
Intangible assets	(116)	(106)
Other, net	167	178

	$568	$749

The above deferred tax assets at June 30, 2009 and December 31, 2008 are net of valuation allowances relating to net operating losses in certain countries of $195 million and $197 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $139 million at June 30, 2009 ($140 million at December 31, 2008), of which $123 million expires in 2009 and $16 million expires in 2010, and a foreign tax credit carryforward of $49 million at June 30, 2009 ($49 million at December 31, 2008) of which $3 million expires in 2009, and $46 million expires in years 2010 through 2017.

The components of consolidated Taxes on income were as follows:

		(Stated in millions)
	Second Quarter		Six Months
	2009	2008	2009	2008
Current:
United States - Federal	$(20)	$132	$(55)	$215
United States - State	(1)	12	(2)	13
Outside United States	169	265	379	462

	$148	$409	$322	$690

Deferred:
United States - Federal	$(2)	$(7)	$72	$1
United States - State	—	—	4	—
Outside United States	6	(11)	7	5
Valuation allowance	—	(13)	(1)	(10)

	$4	$(31)	$82	$(4)

Consolidated taxes on income	$152	$378	$404	$686

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2009	2008	2009	2008
US federal statutory rate	35%	35%	35%	35%
Non-US income taxed at different rates	(16)	(12)	(15)	(13)
Effect of equity method investment	(1)	(1)	—	(1)
Charges	2	—	2	—
Other	—	(1)	(1)	(1)

Effective income tax rate	20%	21%	21%	20%

13. Contingencies

In July 2007, Schlumberger received an inquiry from the United States Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain freight forwarding and customs clearance services of Panalpina, Inc., and other companies provided to oil and oilfield service companies, including Schlumberger, violated the Foreign Corrupt Practices Act. Schlumberger is cooperating with the DOJ and is continuing its own investigation with respect to these services.

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

14. Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

	(Stated in millions)
	Second Quarter 2009		Second Quarter 2008
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$819	$8	$1,438	$344
Latin America	995	176	1,056	243
Europe/CIS/Africa	1,782	432	2,070	583
Middle East & Asia	1,312	421	1,444	525
Other	48	(15)	58	9

	4,956	1,022	6,066	1,704

WesternGeco	559	97	671	196

Corporate & Other	13	(77)	9	(63)
Interest Income (1)	—	13	—	22
Interest Expense (2)	—	(50)	—	(55)
Charges	—	(238)	—	—

	$5,528	$767	$6,746	$1,804

1.	Excludes interest income included in the segment results ($4 million in 2009; $3 million in 2008).
2.	Excludes interest expense included in the segment results ($11 million in 2009; $6 million in 2008).

	(Stated in millions)
	Six Months 2009		Six Months 2008
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$2,011	$171	$2,857	$708
Latin America	2,024	378	1,978	428
Europe/CIS/Africa	3,585	899	3,967	1,082
Middle East & Asia	2,687	876	2,763	985
Other	88	(46)	106	3

	10,395	2,278	11,671	3,206

WesternGeco	1,110	151	1,347	393

Corporate & Other	23	(166)	18	(127)
Interest Income (1)	—	27	—	59
Interest Expense (2)	—	(92)	—	(113)
Charges	—	(238)	—	—

	$11,528	$1,960	$13,036	$3,418

1.	Excludes interest income included in the segment results ($9 million in 2009; $4 million in 2008).
2.	Excludes interest expense included in the segment results ($24 million in 2009; $14 million in 2008).

15. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

					(Stated in millions)
	Second Quarter				Six Months
	2009		2008		2009		2008
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost—benefits earned during period	$14	$24	$14	$9	$30	$47	$29	$18
Interest cost on projected benefit obligation	38	45	33	15	77	90	65	30
Expected return on plan assets	(45)	(40)	(41)	(20)	(88)	(80)	(81)	(40)
Amortization of prior service cost	1	31	1	—	3	62	3	—
Amortization of net loss	9	—	3	3	18	—	9	7

	17	60	10	7	40	119	25	15
Curtailment charge	32	98	—	—	32	98	—	—

	$49	$158	$10	$7	$72	$217	$25	$15

During the first six months of 2009, Schlumberger made contributions to its US and international defined benefit pension plans of $212 million and $290 million, respectively.

Schlumberger currently anticipates contributing approximately $300 million to its defined benefit pension plans during the last six months of 2009.

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Second Quarter		Six Months
	2009	2008	2009	2008
Service cost—benefits earned during period	$5	$6	$12	$12
Interest cost on accumulated postretirement benefit obligation	14	13	26	26
Expected return on plan assets	—	—	(1)	(1)
Amortization of prior service cost	(7)	(7)	(14)	(14)
Amortization of net loss	2	2	5	5

	14	14	28	28
Curtailment charge	6	—	6	—

	$20	$14	$34	$28

Due to the actions Schlumberger has taken to reduce its global workforce (See Note 2 – Charges), Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in certain of its pension plans and its postretirement medical plan. Accordingly, Schlumberger recorded a curtailment charge of $136 million during the second quarter of 2009. The curtailment charge includes recognition of the change in benefit obligations as well as a portion of the previously unrecognized prior service costs, reflecting the reduction in expected future service for the impacted plans.

As a result of the curtailment, Schlumberger performed a remeasurement of the impacted plans using a discount rate of 7.25% (as compared to 6.50% at December 31, 2008). All other significant assumptions remained unchanged from the December 31, 2008 measurement date. The curtailment and remeasurement resulted in a net decrease in Schlumberger’s liability for Postretirement Benefits of $361 million.

16. Discontinued Operations

During the first quarter of 2008, Schlumberger recorded an after-tax gain of $38 million relating to a previously disposed of business that was accounted for as a discontinued operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

Second Quarter 2009 Compared to First Quarter 2009

		(Stated in millions)
	Second Quarter 2009	First Quarter 2009	% chg
Oilfield Services
Revenue	$4,956	$5,439	(9)%
Pretax Operating Income	$1,022	$1,255	(19)%

WesternGeco
Revenue	$559	$551	1%
Pretax Operating Income	$97	$55	77%

Pretax operating income represents the segments’ income before taxes and noncontrolling interest. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments as well as the charges described in detail in Note 2 to the Consolidated Financial Statements, amortization of certain intangible assets, interest on postretirement medical benefits and stock-based compensation costs.

Second quarter 2009 revenue was $5.53 billion versus $6.00 billion in the first quarter of 2009. Income from continuing operations attributable to Schlumberger for the second quarter of 2009 was $613 million compared to $938 million in the first quarter of 2009. The second quarter 2009 results included after-tax charges of $207 million related to workforce reductions and postretirement benefits curtailment.

Compared to the first quarter, the overall sequential rate of revenue decline slowed as a further precipitous drop in North America was offset by slowing rates of decline and some recovery in other parts of the world. In Russia, revenue recovered noticeably due to seasonal trends and improving activity. North American gas drilling in both the US and Canada reached a five-year low as demand remained weak and storage remained at levels significantly above seasonal averages. While production has begun to show some decline and summer demand has been strong, it will still require a further substantial increase in demand to stimulate and sustain higher levels of drilling. This is not anticipated to happen before 2010. At WesternGeco, there was some recovery in Multiclient sales both in North America and overseas, although this, together with increased activity in Land, was offset by weaker Marine revenue. Marine pricing continued to decline due to excess capacity in the market. Several new marine and land contracts were booked during the quarter giving better visibility on the next few months, however, multiclient sales remain difficult to forecast until there is better visibility on year-end oil prices.

Schlumberger’s outlook for the remainder of 2009 assumes some stability but no major increase in the North American natural gas rig count and as a result service pricing is expected to remain depressed. Overseas, further activity declines are expected to occur but be limited and the pricing concessions made in the first half of the year are expected to affect revenues in the second half. The current volatility in the oil price makes it unlikely that customers will sanction any major increases in expenditures.

Schlumberger is aware that a number of projects are continuing to be postponed or cancelled and is also concerned that the higher finding and development costs of new supply, coupled with lower oil and gas prices and more restrictive credit markets are stifling investment flows. This situation, if it persists, will lead to inadequate supply when demand growth returns. The shape of the economic recovery beyond 2009 and the consequent recovery in oil and gas demand remain the determining factors for future activity increases.

OILFIELD SERVICES

Second quarter revenue of $4.96 billion was 9% lower sequentially driven by a 31% fall in North America moderated by a 3% decline internationally. The significant drop in North America revenue resulted primarily from a further decrease in activity in the US Land GeoMarket*, the impact of spring break-up and generally reduced drilling activity in Canada, and additional pricing erosion across the Area. The reduction in revenue across the other Areas was primarily due to lower overall activity levels, although improvements were noted in Russia, East Asia and Mexico/Central America. Across all Areas, revenue declines were most significant in Well Services, Drilling & Measurements and Wireline activities.

Sequentially, second quarter pretax operating income of $1.02 billion was down 19%. Pretax operating margin decreased 245 basis points (bps) sequentially to 20.6% primarily due to the impact of the severe reduction in activity and pricing in North America and the overall lower level of international activity.

North America

Revenue of $819 million was 31% lower compared to the first quarter of 2009. Pretax operating income of $8 million decreased 95% versus the first quarter of 2009.

The US Land GeoMarket recorded a further steep drop in revenue as rig count declined approximately 27% and pricing continued to erode. Canada GeoMarket revenue also dropped significantly due to the impact of the seasonal spring break-up, a general reduction in land drilling activity and significant pricing pressure. US Gulf of Mexico revenue fell modestly as lower pricing and a further weakening in shelf drilling activity were partially offset by slightly higher deepwater activity.

Pretax operating margin decreased sequentially by 12.7 percentage points to 1.0% on the heavy pricing pressure across most of the Area and the sharp drop in activity primarily in the US Land and Canada GeoMarkets.

Latin America

Revenue of $995 million was 3% lower than the previous quarter. Pretax operating income of $176 million was 13% lower sequentially.

Sequentially, Area revenue decreased primarily as the result of significantly lower activity and the deferral of revenue pending finalization of certain contracts in the Venezuela/Trinidad & Tobago GeoMarket. This decrease, however, was partially offset by an increase in the Mexico/Central America GeoMarket from higher Integrated Project Management (IPM) project efficiency and activity.

Pretax operating margin decreased 206 bps sequentially to 17.6% primarily due to a less favorable revenue mix coupled with higher operating costs in the Brazil GeoMarket; currency revaluation losses and pricing pressure in the Peru/Colombia/Ecuador GeoMarket; and the impact of the lower activity in the Venezuela/Trinidad & Tobago GeoMarket. These decreases were partially offset by increased IPM project efficiency and activity in Mexico/Central America.

Europe/CIS/Africa

Revenue of $1.78 billion was 1% lower sequentially. Pretax operating income of $432 million was 8% lower than the previous quarter.

Russia revenue increased on the seasonal rebound of offshore activities in the East and generally improved activity levels in East and West Siberia as well as through higher sales of Artificial Lift and Completions products. The North Africa GeoMarket also increased on strong demand for Testing Services technologies and

Completions products. These increases were offset by lower revenue in the Nigeria & Gulf of Guinea and the West & South Africa GeoMarkets due to reduced activity levels that mainly impacted Drilling & Measurements and Wireline services. The Caspian and North Sea GeoMarkets were down primarily due to reduced demand for Drilling & Measurements and Well Services technologies. Sequentially, revenue also declined in the Continental Europe GeoMarket due to lower Schlumberger Information Solutions (SIS) software sales as well as reduced demand for Drilling & Measurements, Wireline and Testing Services technologies.

Pretax operating margin of 24.2% dropped 172 bps sequentially, primarily due to the lower activity levels and a less favorable revenue mix in the Nigeria & Gulf of Guinea, West & South Africa and North Sea GeoMarkets. These decreases, however, were partially offset by the improving activity levels in Russia.

Middle East & Asia

Revenue of $1.31 billion was 5% lower sequentially. Pretax operating income of $421 million was 8% lower than the previous quarter.

Sequentially, revenue decreased primarily due to lower activity in the Gulf GeoMarkets as well as in the East Mediterranean, Arabian, Indonesia, Australia/Papua New Guinea and India GeoMarkets. Pricing pressure also began to impact revenue. These decreases were partially offset by an increase in revenue in the East Asia GeoMarket on strong exploration-related demand for Testing Services, Wireline and Well Services technologies and a rebound in activity in the China/Japan/Korea GeoMarket following the winter slowdown in the prior quarter.

Pretax operating margin slipped 107 bps sequentially to 32.1% primarily as the result of the lower overall activity in the Area.

WESTERNGECO

Second quarter revenue of $559 million increased 1% versus the first quarter of 2009. Pretax operating income of $97 million increased 77% sequentially.

Multiclient revenue improved primarily in North America due to increased sales of the E-Octopus surveys, and in the North Sea following the announcement of licensing round awards. Land revenue increased slightly with the start of a new project in Asia. These increases were partially offset by a decrease in Marine revenue on weaker activity.

Pretax operating margin increased 7.4 percentage points to 17.3% sequentially primarily due to higher Multiclient sales and improved profitability in Marine as cost reduction initiatives more than offset the impact of the lower revenue.

Total backlog was $1.2 billion at the end of the quarter compared to $1.5 billion at the end of the first quarter 2009 and $1.8 billion at December 31, 2008.

Second Quarter 2009 Compared to Second Quarter 2008

		(Stated in millions)
	Second Quarter
	2009	2008	% chg
Oilfield Services
Revenue	$4,956	$6,066	(18)%
Pretax Operating Income	$1,022	$1,704	(40)%

WesternGeco
Revenue	$559	$671	(17)%
Pretax Operating Income	$97	$196	(51)%

Second quarter 2009 revenue was $5.53 billion versus $6.75 billion in the second quarter of 2008.

Income from continuing operations attributable to Schlumberger was $613 million in the second quarter of 2009 as compared to $1.42 billion in the second quarter of 2008. The second quarter 2009 results included after-tax charges of $207 million related to workforce reductions and postretirement benefits curtailment.

OILFIELD SERVICES

Second quarter 2009 revenue of $4.96 billion was 18% lower compared to the same period last year with declines in all Areas. North America revenue was down as low natural gas prices resulted in a significant drop in activity and associated pricing pressure. Europe/CIS/Africa revenue decreased primarily due to the weakening of local currencies against the US dollar and lower activity in the North Sea and Russia as the result of lower customer spending. Middle East & Asia revenue was lower due to reduced activity throughout most of the Area. Latin America revenue decreased as a result of the sharp drop in activity in Venezuela/Trinidad & Tobago and the weakening of local currencies against the US dollar. Across the Areas, revenue declines were heaviest in Well Services, Wireline and Drilling & Measurements activities.

Second quarter 2009 pretax operating income of $1.02 billion was 40% lower year-on-year. Pretax operating margin declined 746 bps to 20.6% compared to the second quarter of 2008 due to the significant drop in activity and pricing pressure in North America as well as the lower overall activity coupled with a less favorable revenue mix internationally.

North America

Second quarter 2009 revenue of $819 million was 43% lower year-on-year. US Land and Canada revenue decreased significantly as lower natural gas prices and a lack of available credit for some customers resulted in a sharp decrease in activity coupled with heavy pricing pressure. Canada revenue was adversely impacted by the weakening of the Canadian dollar against the US dollar. The US Gulf of Mexico revenue decreased on weaker shelf drilling activity and lower pricing.

Year-on-year, pretax operating margin decreased 23.0 percentage points to 1.0%, primarily due to the impact of lower activity across the Area and the related pricing erosion.

Latin America

Second quarter 2009 revenue of $995 million was 6% below the same period last year primarily as the result of significantly reduced activity in Venezuela/Trinidad & Tobago and the weakening of local currencies against the US dollar. Peru/Colombia/Ecuador revenue also decreased on lower gain share in IPM projects as well as reduced demand for Drilling & Measurements and Wireline services while Argentina/Bolivia/Chile decreased on reduced demand for Well Services and Drilling & Measurements technologies and Data & Consulting Services. These decreases were partially offset by increases in Mexico/Central America on higher IPM project activity and in Brazil due to stronger exploration related activities that resulted in demand for Wireline, Testing Services and Drilling & Measurement technologies.

Year-on-year, pretax operating margin was down 537 bps to 17.6% primarily due to the impact of the severe drop in activity in Venezuela/Trinidad & Tobago as well as the reduced gain share and pricing erosion in Peru/Colombia/Ecuador.

Europe/CIS/Africa

Second quarter 2009 revenue of $1.78 billion was 14% lower year-on-year primarily as the result of the weakening of local currencies against the US dollar. Additionally, revenue decreased in Russia and the North Sea on lower activity resulting from reduced customer spending, and from the associated pricing pressure. Nigeria & Gulf of Guinea revenue was lower on a decrease in demand for Drilling & Measurements, Testing Services and Wireline technologies while Framo revenue was also lower. These decreases were partially offset by an increase in Libya on commencement of exploration-related activities and higher demand for Artificial Lift and Completion products.

Year-on-year, pretax operating margin decreased by 394 bps to 24.2% primarily as the result of the lower overall activity and a less favorable revenue mix in the North Sea, Nigeria & Gulf of Guinea, and West & South Africa.

Middle East & Asia

Second quarter 2009 revenue of $1.31 billion was 9% below the same period last year. Revenue in the Australia/Papua New Guinea and Arabian GeoMarkets decreased on lower exploration-related activity which resulted in reduced demand for Testing Services, Wireline, Well Services and Drilling & Measurements technologies. The China/Japan/Korea GeoMarket was lower on reduced demand for Drilling & Measurements services and Artificial Lift products while the East Mediterranean GeoMarket dropped on decreased demand for Drilling & Measurements and Well Services technologies.

Year-on-year, pretax operating margin decreased 428 bps to 32.1% primarily due to the lower activity coupled with a less favorable revenue mix in the Arabian, Gulf, Indonesia, East Mediterranean and Australia/Papua New Guinea GeoMarkets.

WESTERNGECO

Second quarter 2009 revenue of $559 million was 17% lower year-on-year. Marine revenue decreased as the result of reduced activity and increased vessel dry docks and transits. Multiclient revenue was down primarily due to reduced sales in North America. Land revenue was also below the same period last year mostly as the result of the completion of contracts in Latin America.

Year-on-year, pretax operating margin decreased 11.9 percentage points to 17.3% primarily due to the impact of the reduced activity in Marine and lower Multiclient sales. However, these decreases were partially offset by an improvement in Land as cost reductions more than offset the lower activity.

Six Months 2009 Compared to Six Months 2008

		(Stated in millions)
	Six Months
	2009	2008	% chg
Oilfield Services
Revenue	$10,395	$11,671	(11)%
Pretax Operating Income	$2,278	$3,206	(29)%

WesternGeco
Revenue	$1,110	$1,347	(18)%
Pretax Operating Income	$151	$393	(61)%

Six month revenue for the period ended June 30, 2009 was $11.53 billion versus $13.04 billion for the same period last year. Income from continuing operations attributable to Schlumberger was $1.55 billion in the first six months of 2009 as compared to $2.72 billion for the same period in 2008. Results for the first six months of 2009 included after-tax charges of $207 million related to workforce reductions and postretirement benefits curtailment.

OILFIELD SERVICES

Six month revenue of $10.40 billion was 11% lower compared to the same period last year. North America revenue was down significantly as low natural gas prices resulted in a steep drop in activity and heavy pricing pressure in much of the Area. Europe/CIS/Africa revenue decreased primarily on the weakening of local currencies against the US dollar and lower activity in the North Sea and Russia due to reduced customer spending. Middle East & Asia revenue decreased as the result of lower activity primarily in the Asia GeoMarkets. These decreases were partially offset by an increase in Latin America revenue primarily due to higher IPM activity in Mexico/Central America and offshore activity in Brazil but partially offset by lower activity in Venezuela & Trinidad & Tobago and the impact of weakening local currencies in the Area against the US dollar.

Pretax operating margin decreased 556 bps to 21.9% as a result of the significant drop in activity and pricing pressure in North America as well as the lower overall international activity.

North America

Revenue of $2.01 billion was 30% lower than the same period last year. Revenue decreases were recorded across the Area but were most significant in US Land and Canada where lower natural gas prices and a lack of available credit for some customers resulted in a steep drop in activity coupled with heavy pricing pressure. Canada revenue was also down due to the weakening of the Canadian dollar against the US dollar. The US Gulf of Mexico revenue decreased on weaker shelf drilling activity and lower pricing.

Pretax operating margin decreased 16.3 percentage points to 8.5% primarily due to the impact of the lower activity across the Area and the related pricing erosion.

Latin America

Revenue of $2.02 billion grew 2% versus the same period last year primarily due to increased IPM activity in Mexico/Central America and higher offshore activity in Brazil. These increases, however, were partially offset by significantly lower activity across Venezuela & Trinidad & Tobago and the impact of the weakening of local currencies in the Area against the US dollar.

Pretax operating margin was down 294 bps to 18.7% primarily due to the impact of the severe drop in activity in Venezuela/Trinidad & Tobago.

Europe/CIS/Africa

Revenue of $3.58 billion was 10% lower than the same period last year primarily as the result of the weakening of local currencies against the US dollar. Additionally, revenue decreased in Russia and the North Sea as reduced customer spending resulted in lower activity and associated pricing pressure. Nigeria & Gulf of Guinea was lower on a decrease in demand for Drilling & Measurements, Testing Services, Well Services and Wireline technologies while Framo revenue also declined. These decreases were partially offset by an increase in Libya on commencement of exploration-related activities and higher demand for Artificial Lift and Completion products.

Year-on-year, pretax operating margin decreased by 221 bps to 25.1% primarily as the result of the lower overall activity and pricing pressure.

Middle East & Asia

Revenue of $2.69 billion was 3% below the same period last year primarily in the Asia GeoMarkets where decreases were most significant in Australia/Papua New Guinea and East Asia on lower activity which resulted in reduced demand for Testing Services and Drilling & Measurements technologies. Revenue for Middle East GeoMarkets was essentially flat with the same period last year.

Pretax operating margin decreased 303 bps to 32.6%, primarily due to a less favorable revenue mix in the Arabian, Gulf, and Indonesia GeoMarkets.

WESTERNGECO

Six month revenue of $1.11 billion was 18% lower year-on-year. Multiclient decreased on reduced sales primarily in North America, Europe/Africa and Asia. Marine revenue declined due to lower activity and rationalization of the fleet capacity as the result of weaker market conditions. Land revenue was lower following the completion of contracts in South America, Egypt and North East Africa while Data Processing was also down primarily in Europe/Africa and in North America.

Pretax margin decreased 15.5 percentage points to 13.6% primarily due to the weaker Marine activity and lower Multiclient sales.

Interest & Other Income

Interest & other income consisted of the following for the second quarter and six months ended June 30, 2009 and 2008:

			(Stated in millions)
	Second Quarter		Six Months
	2009	2008	2009	2008
Interest income	$17	$25	$36	$63
Equity in net earnings of affiliated companies	43	72	101	136

	$60	$97	$137	$199

The decrease in interest income is attributable to the significant decline in interest rates experienced during 2009 as compared to 2008.

The decrease in equity in net earnings of affiliated companies was primarily due to the results of the MI-SWACO drilling fluids joint venture between Schlumberger and Smith International, Inc.

Other

Gross margin was 20.2% and 31.7% in the second quarter of 2009 and 2008, and 22.8% and 31.2% in the six-month periods ended June 30, 2009 and 2008, respectively. The decreases in gross margin were primarily driven by the significant drop in activity and pricing pressure, particularly in North America for Oilfield Services.

As a percentage of Revenue, Research & engineering, Marketing and General & administrative expenses for the second quarter and six months ended June 30, 2009 and 2008 were as follows:

	Second Quarter		Six Months
	2009	2008	2009	2008
Research & engineering	3.6%	2.9%	3.4%	3.0%
Marketing	0.4%	0.4%	0.4%	0.4%
General & administrative :	2.4%	2.2%	2.3%	2.2%

Research and engineering expenditures, by business segment, for the second quarter and six months ended June 30, 2009 and 2008 were as follows:

		(Stated in millions)
	Second Quarter		Six Months
	2009	2008	2009	2008
Oilfield Services	$168	$163	$326	$323
WesternGeco	26	30	53	59
Other	3	4	7	7

	$197	$197	$386	$389

The effective tax rate for the second quarter of 2009 was 19.8% compared to 20.9% for the same period in 2008. This decrease was primarily attributable to the substantially lower proportion of pretax earnings in North America in the second quarter of 2009 as compared to the second quarter of 2008 partially offset by the fact that a significant portion of the charges recorded during the second quarter of 2009 were not tax effective.

The effective tax rate for the six months ended June 30, 2009 was 20.6% compared to 20.1% for the same period of the prior year. This increase was primarily attributable to the fact that a significant portion of the charges recorded during the six months ended June 30, 2009 were not tax effective.

CHARGES

Schlumberger recorded significant charges during the second quarter of 2009. These charges, which are summarized below are more fully described in Note 2 to the Consolidated Financial Statements.

The following is a summary of the second quarter 2009 Charges:

		(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Charges
- Workforce reductions	$102	$(17)	$85	Cost of goods sold and services
- Postretirement benefits curtailment	136	(14)	122	Cost of goods sold and services

	$238	$(31)	$207

There were no charges in either the first quarter of 2009 or the first six months of 2008.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

		(Stated in millions)
	Jun. 30 2009	Jun. 30 2008
Net Debt, beginning of period	$(1,129)	$(1,857)
Net income	1,556	2,758
Depreciation and amortization (1)	1,235	1,073
Non-cash postretirement benefits curtailment charge	136	—
Excess of equity income over dividends received	(37)	(119)
Stock-based compensation expense	92	82
Increase in working capital requirements	(675)	(907)
Capital expenditure	(1,252)	(1,645)
Multiclient seismic data capitalized	(89)	(188)
Dividends paid	(502)	(460)
Proceeds from employee stock plans	43	234
Business acquisitions	(198)	(182)
Pension plan funding	(502)	—
Stock repurchase program	—	(1,119)
Conversion of debentures	—	408
Other	368	(76)
Translation effect on Net Debt	(36)	(20)

Net Debt, end of period	$(990)	$(2,018)

(1)	Includes Multiclient seismic data costs.

		(Stated in millions)
Components of Net Debt	Jun. 30 2009	Jun. 30 2008	Dec. 31 2008
Cash	$216	$186	$189
Short-term investments	4,195	2,714	3,503
Fixed income investments, held to maturity	464	449	470
Bank loans and current portion of long-term debt	(1,253)	(1,248)	(1,598)
Convertible debentures	(321)	(361)	(321)
Other long-term debt	(4,291)	(3,758)	(3,372)

	$(990)	$(2,018)	$(1,129)

Key liquidity events during the first six months of 2009 and 2008 included:

•

During the first quarter of 2009, a subsidiary of Schlumberger entered into a €3.0 billion Euro Medium Term Note program which is guaranteed by Schlumberger Limited. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.

During the first quarter of 2009, Schlumberger issued €1.0 billion 4.50% Guaranteed Notes due 2014 under this program. Schlumberger entered into agreements to swap these Euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which

Schlumberger will pay interest in US dollars at a rate of 4.95%. The proceeds from these notes will be used to refinance existing debt obligations and for general corporate purposes and will increase Schlumberger’s financial flexibility.

•

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of its common stock to be acquired in the open market before April 2010, subject to market conditions. This program was completed during the second quarter of 2008. On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of its common stock to be acquired in the open market before December 31, 2011, of which $934 million have been repurchased as of June 30, 2009. Given the current economic environment, Schlumberger has temporarily suspended the share repurchase program and did not repurchase any shares during the first six months of 2009. The following table summarizes the activity under the April 20, 2006 share repurchase program during the six months ended June 30, 2008:

		(Stated in thousands, except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
First six months of 2008	$1,119,316	12,400.0	$90.27

•

During the first six months of 2009 Schlumberger made contributions to its US and international defined benefit plans of $212 million and $290 million, respectively. Schlumberger currently anticipates contributing approximately $300 million to its defined benefits pension plans during the last six months of 2009.

•

Cash flow provided by operations was $2.1 billion in the first six months of 2009 compared to $2.7 billion in the first six months of 2008. This was primarily driven by the net income decrease experienced in the first six months of 2009 as compared to the first six months of 2008 and the significant pension plan contributions made during the first six months of 2009, offset by an improvement in working capital requirements.

•

Capital expenditures were $1.3 billion in the first six months of 2009 compared to $1.6 billion during the first six months of 2008. Capital expenditures are expected to approach $2.4 billion for the full year 2009.

The reduction in cash flows being experienced by our customers resulting from declines in commodity prices, together with the reduced availability of credit and increased costs of borrowing due to the tightening of the credit markets, could have significant adverse effects on the financial condition of some of our customers. This could result in, among other things, delay in, or nonpayment of, amounts that are owed to Schlumberger, which could have a material adverse effect on Schlumberger’s results of operations and cash flows. At times in recent quarters, Schlumberger has experienced delays in payments from certain of its customers. Schlumberger operates in approximately 80 countries. As of June 30, 2009, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance and only one, where cash collections continue to be received on a timely and regular basis, represented greater than 10%.

As of June 30, 2009, Schlumberger had approximately $4.9 billion of cash and investments on hand. Wholly-owned subsidiaries of Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $2.3 billion was available and unused as of June 30, 2009. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger’s total outstanding debt at June 30, 2009 was $5.9 billion and included approximately $0.4 billion of commercial paper borrowings. The total outstanding debt increased approximately $0.6 billion as compared to December 31, 2008. This increase was primarily attributable to the €1 billion of 4.50% Guaranteed Notes due 2014 that were issued during the first quarter, partially offset by the repayment of $0.6 billion of commercial paper borrowings.

FORWARD-LOOKING STATEMENTS

This Report and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger customers; the Schlumberger effective tax rate; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; the current volatility in the price of oil; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; the financial condition of our suppliers and customers in light of current global economic conditions; delay in, or nonpayment of, amounts that are owed to Schlumberger; pricing erosion; operational and project modifications, delays or cancelations; seasonal factors and weather-related events; and other risks and uncertainties detailed in our second-quarter 2009 earnings release, our most recent Form 10-K, this Form 10-Q and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Exhibit 3.1 - Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

Exhibit 3.2 - Amended and Restated Bylaws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

* Exhibit 10.1 - Employment Agreement dated June 9, 2009 and effective as of May 1, 2009, between Schlumberger Limited and Dalton Boutte.

* Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.2 - Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Exhibit 101 - The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)

Date: July 29, 2009	/s/ HOWARD GUILD
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory