Form 10-Q
period 2009-09-30
SCHLUMBERGER LTD /NV/
filed 2009-10-28
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
September 30, 2009	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

5599 SAN FELIPE, 17th FLOOR HOUSTON, TEXAS, U.S.A.	77056

PARKSTRAAT 83 THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant's telephone number: (713) 513-2000

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,200,764,289

SCHLUMBERGER LIMITED

Third Quarter 2009 Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Third Quarter		Nine Months
	2009	2008	2009	2008
Revenue	$5,430	$7,259	$16,958	$20,295
Interest & other income, net	74	107	211	306
Expenses
Cost of revenue	4,122	4,967	13,019	13,934
Research & engineering	198	208	585	597
Marketing	22	23	67	71
General & administrative	128	150	390	434
Interest	54	61	169	189

Income from Continuing Operations before taxes	980	1,957	2,939	5,376
Taxes on income	191	418	595	1,104

Income from Continuing Operations	789	1,539	2,344	4,272
Income from Discontinued Operations	—	—	—	38

Net Income	789	1,539	2,344	4,310
Net income attributable to noncontrolling interests	(2)	(13)	(6)	(25)

Net Income attributable to Schlumberger	$787	$1,526	$2,338	$4,285

Schlumberger amounts attributable to:
Income from Continuing Operations	$787	$1,526	$2,338	$4,247
Income from Discontinued Operations	—	—	—	38

Net Income	$787	$1,526	$2,338	$4,285

Basic earnings per share of Schlumberger:
Income from Continuing Operations	$0.66	$1.27	$1.95	$3.55
Income from Discontinued Operations	—	—	—	0.03

Net Income	$0.66	$1.27	$1.95	$3.58

Diluted earnings per share of Schlumberger:
Income from Continuing Operations	$0.65	$1.25	$1.93	$3.46
Income from Discontinued Operations	—	—	—	0.03

Net Income (1)	$0.65	$1.25	$1.93	$3.50

Average shares outstanding:
Basic	1,200	1,199	1,198	1,197
Assuming dilution	1,218	1,225	1,214	1,229

(1)	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Sept. 30, 2009 (Unaudited)	Dec. 31, 2008
ASSETS
Current Assets
Cash	$194	$189
Short-term investments	4,035	3,503
Receivables less allowance for doubtful accounts (2009—$149; 2008—$133)	6,087	6,258
Inventories	1,967	1,919
Deferred taxes	158	184
Other current assets	941	933

	13,382	12,986
Fixed Income Investments, held to maturity	625	470
Investments in Affiliated Companies	2,243	1,870
Fixed Assets less accumulated depreciation	9,610	9,690
Multiclient Seismic Data	285	287
Goodwill	5,296	5,189
Intangible Assets	813	820
Deferred Taxes	317	565
Other Assets	504	217

	$33,075	$32,094

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,736	$5,319
Estimated liability for taxes on income	929	1,007
Dividend payable	250	252
Long-term debt—current portion	596	1,138
Convertible debentures	321	—
Bank & short-term loans	283	459

	7,115	8,175
Convertible Debentures	—	321
Other Long-term Debt	4,312	3,372
Postretirement Benefits	1,293	2,369
Other Liabilities	892	923

	13,612	15,160

Equity
Common stock	4,746	4,668
Treasury stock	(4,568)	(4,796)
Retained earnings	21,475	19,891
Accumulated other comprehensive loss	(2,298)	(2,901)

Schlumberger stockholders’ equity	19,355	16,862
Noncontrolling interests	108	72

	19,463	16,934

	$33,075	$32,094

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in million)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net Income	$2,344	$4,310
Less: Income from discontinued operations	—	(38)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,848	1,656
Non-cash postretirement benefits curtailment charge	136	—
Earnings of companies carried at equity, less dividends received	(54)	(178)
Deferred income taxes	258	(1)
Stock-based compensation expense	139	126
Provision for losses on accounts receivable	40	15
Other non-cash items	77	27
Change in assets and liabilities: (2)
Decrease (increase) in receivables	154	(1,278)
Increase in inventories	(42)	(242)
Increase in other current assets	(9)	(167)
(Decrease) increase in accounts payable and accrued liabilities	(556)	527
(Decrease) increase in estimated liability for taxes on income	(238)	100
Decrease in postretirement benefits	(701)	(28)
Decrease in other liabilities	(39)	(33)
Other-net	(13)	98

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,344	4,894

Cash flows from investing activities:
Capital expenditures	(1,719)	(2,553)
Multiclient seismic data capitalized	(150)	(263)
Business acquisitions, net of cash acquired	(475)	(345)
Purchases of investments, net	(674)	(417)
Other	134	(171)

NET CASH USED BY INVESTING ACTIVITIES	(2,884)	(3,749)

Cash flows from financing activities:
Dividends paid	(758)	(712)
Proceeds from employee stock purchase plan	97	108
Proceeds from exercise of stock options	59	164
Tax benefits on stock options	4	109
Stock repurchase plan	—	(1,665)
Proceeds from issuance of long-term debt	1,980	1,052
Repayment of long-term debt	(1,652)	(224)
Net decrease in short-term debt	(185)	(48)

NET CASH USED IN FINANCING ACTIVITIES	(455)	(1,216)

Cash flow from discontinued operations-operating activities	—	63

Net increase (decrease) in cash before translation effect	5	(8)
Translation effect on cash	—	—
Cash, beginning of period	189	197

Cash, end of period	$194	$189

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

				(Stated in millions)
January 1, 2008 - September 30, 2008	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2008	$4,136	$(3,549)	$15,462	$(1,173)	$62	$14,938
Comprehensive income
Net income			4,285		25
Currency translation adjustments				87
Changes in fair value of derivatives				(87)
Deferred employee benefits liabilities, net of tax				48
Total comprehensive income						4,358
Shares sold to optionees, less shares exchanged	22	142				164
Shares granted to directors	1	—				1
Shares issued under employee stock purchase plan	115	57				172
Stock repurchase plan		(1,665)				(1,665)
Stock-based compensation cost	126					126
Shares issued on conversion of debentures	84	352				436
Other	1				(13)	(12)
Dividends declared ($0.63 per share)			(756)			(756)
Tax benefits on stock options	109					109

Balance, September 30, 2008	$4,594	$(4,663)	$18,991	$(1,125)	$74	$17,871

					(Stated in millions)
January 1, 2009 - September 30, 2009	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2009	$4,668	$(4,796)	$19,891	$(2,901)	$72	$16,934
Comprehensive income
Net income			2,338		6
Currency translation adjustments				(35)
Changes in fair value of derivatives				157
Deferred employee benefits liabilities, net of tax				481
Total comprehensive income						2,947
Shares sold to optionees, less shares exchanged	(8)	67				59
Shares granted to directors	—	1				1
Vesting of restricted stock	(19)	19				—
Shares issued under employee stock purchase plan	25	141				166
Stock-based compensation cost	139					139
Acquisition of noncontrolling interest	(6)					(6)
Other	(57)				30	(27)
Dividends declared ($0.63 per share)			(754)			(754)
Tax benefits on stock options	4					4

Balance, September 30, 2009	$4,746	$(4,568)	$21,475	$(2,298)	$108	$19,463

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Unaudited)

	(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2009	1,334	(140)	1,194
Shares sold to optionees, less shares exchanged	—	2	2
Shares issued under employee stock purchase plan	—	4	4

Balance, September 30, 2009	1,334	(134)	1,200

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The December 31, 2008 balance sheet information has been derived from the audited 2008 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 11, 2009.

Certain items from prior year have been reclassified to conform to the current year presentation.

Subsequent events have been evaluated through October 28, 2009, which is the date the financial statements were issued.

Recently Adopted Accounting Pronouncement

Effective January 1, 2009, Schlumberger adopted newly issued accounting guidance that changed the accounting for, and reporting of, minority interests (now referred to as noncontrolling interests). Noncontrolling interests are now classified as Equity in the Schlumberger Consolidated Balance Sheet.

The new guidance also changed the way the consolidated income statement is presented, by requiring net income to include the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent.

Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

2. Charges

Schlumberger recorded the following charges during the second quarter of 2009:

•

Schlumberger continued to reduce its global workforce as a result of the slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector. As a result of these actions, Schlumberger recorded a pretax charge of $102 million ($85 million after-tax), which is classified in Cost of revenue in the Consolidated Statement of Income.

•

As a consequence of these workforce reductions, Schlumberger recorded pretax non-cash pension and other postretirement benefit curtailment charges of $136 million ($122 million after-tax). These costs are classified in Cost of revenue in the Consolidated Statement of Income. Refer to Note 15 – Pension and Other Postretirement Benefits for further details.

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

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger from continuing operations to diluted earnings per share of Schlumberger from continuing operations:

				(Stated in millions, except per share amounts)
	2009			2008
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$787	1,200	$0.66	$1,526	1,199	$1.27

Assumed conversion of debentures	2	8		2	9
Assumed exercise of stock options	—	9		—	16
Unvested restricted stock	—	1		—	1

Diluted	$789	1,218	$0.65	$1,528	1,225	$1.25

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$2,338	1,198	$1.95	$4,247	1,197	$3.55

Assumed conversion of debentures	6	8		10	15
Assumed exercise of stock options	—	7		—	16
Unvested restricted stock	—	1		—	1

Diluted	$2,344	1,214	$1.93	$4,257	1,229	$3.46

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2009	2008
Third Quarter	10	1
Nine Months	17	1

4. Acquisitions

During the first nine months of 2009, Schlumberger made certain acquisitions and minority interest investments, for $475 million, net of cash acquired, none of which were significant on an individual basis or in the aggregate.

5. Inventory

A summary of inventory follows:

	(Stated in millions)
	Sept. 30 2009	Dec. 31 2008
Raw materials & field materials	$1,734	$1,674
Work in process	78	113
Finished goods	155	132

	$1,967	$1,919

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Sept. 30 2009	Dec. 31 2008
Property, plant & equipment	$21,140	$20,152
Less: Accumulated depreciation	11,530	10,462

	$9,610	$9,690

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2009	2008
Third Quarter	$542	$485
Nine Months	$1,609	$1,394

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2009 was as follows:

(Stated in millions)
Balance at December 31, 2008	$287
Capitalized in period	150
Charged to cost of goods sold and services	(152)

Balance at September 30, 2009	$285

8. Goodwill

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2009 were as follows:

	(Stated in millions)
	Oilfield Services	Western Geco	Total
Balance at December 31, 2008	$4,174	$1,015	$5,189
Additions	120	—	120
Impact of change in exchange rates	(13)	—	(13)

Balance at September 30, 2009	$4,281	$1,015	$5,296

9. Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

				(Stated in millions)
	Sept. 30, 2009			Dec. 31, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Software	$338	$255	$83	$337	$233	$104
Technology	527	150	377	465	117	348
Customer Relationships	355	73	282	345	56	289
Other	127	56	71	124	45	79

	$1,347	$534	$813	$1,271	$451	$820

Amortization expense charged to income was as follows:

	(Stated in millions)
	2009	2008
Third Quarter	$29	$31
Nine Months	$86	$94

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at September 30, 2009, amortization charged to income for the subsequent five years is estimated to be: remainder of 2009 – $27 million; 2010 – $104 million; 2011– $96 million; 2012 – $83 million; 2013 – $73 million and 2014 – $67 million.

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

Schlumberger is exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Other Comprehensive Income (Loss). Amounts recorded in Other Comprehensive Income (Loss) are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings.

At September 30, 2009, Schlumberger recognized a cumulative net $53 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

Schlumberger is also exposed to changes in the fair value of assets and liabilities, including certain of its long-term debt, which are denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to hedge this exposure as it relates to certain currencies. These contracts are accounted for as fair value hedges with the fair value of the contracts recorded on the Consolidated Balance Sheet and changes in the fair value recognized in the Consolidated Statement of Income along with the change in fair value of the hedged item.

At September 30, 2009, contracts were outstanding for the US dollar equivalent of $4.4 billion in various foreign currencies.

Commodity Price Risk

Schlumberger is exposed to the impact of market fluctuations in the price of commodities, such as copper and lead. Schlumberger has entered into forward contracts on these commodities to manage the price risk associated with forecasted purchases. The objective of these contracts is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. These contracts do not qualify for hedge accounting treatment and therefore, changes in the fair value of the forward contracts are recorded directly to earnings.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates.

During the third quarter of 2009, Schlumberger entered into interest rate swaps relating to two of its debt instruments. The first swap was for a notional amount of $600 million in order to hedge a portion of the changes in fair value of Schlumberger’s $650 million 6.50% Notes due 2012. Under the terms of this swap agreement, Schlumberger will receive interest at a fixed rate of 6.5% semi-annually and will pay interest semi-annually at a floating rate of one-month LIBOR plus a spread of 4.84%. The second swap was for a notional amount of $450 million in order to hedge changes in the fair value of Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger will receive interest at a fixed rate of 3.0% annually and will pay interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%.

These interest rate swaps are designated as fair value hedges of the underlying debt. These derivative instruments are marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.

At September 30, 2009, Schlumberger had fixed rate debt aggregating approximately $3.1 billion and variable rate debt aggregating approximately $2.4 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled approximately $4.7 billion at September 30, 2009, and are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially all denominated in US dollars.

The fair values of outstanding derivative instruments is summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Classification
	Sept. 30 2009	Dec. 31 2008
Derivative assets

Derivative designated as hedges:
Foreign exchange contracts	$21	$62	Other current assets
Foreign exchange contracts	188	3	Other Assets
Interest rate swaps	2	—	Other Assets

	$211	$65

Derivative not designated as hedges:
Commodity contracts	$2	$—	Other current assets
Foreign exchange contracts	11	30	Other current assets
Foreign exchange contracts	3	8	Other Assets

	$16	$38

	$227	$103

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$27	$148	Accounts payable and accrued liabilities
Foreign exchange contracts	1	53	Other Liabilities

	$28	$201

Derivative not designated as hedges:
Commodity contracts	$—	$5	Accounts payable and accrued liabilities
Foreign exchange contracts	—	4	Accounts payable and accrued liabilities
Foreign exchange contracts	1	—	Other Liabilities

	$1	$9

	$29	$210

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in Income
	2009
	Third Quarter	Nine Months	Classification
Derivatives designated as fair value hedges:
Foreign exchange contracts	$67	$106	Cost of revenue
Interest rate swaps	1	1	Interest expense

	$68	$107

Derivatives not designated as hedges:
Foreign exchange contracts	$28	$6	Cost of revenue
Commodity contracts	1	2	Cost of revenue

	$29	$8

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI into Income
	2009		2009
	Third Quarter	Nine Months	Third Quarter	Nine Months	Classification
Foreign exchange contracts	$106	$274	$106	$133	Cost of revenue
			(2)	(16)	Research & engineering

			$104	$117

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

A summary of Other Long-Term Debt follows:

			(Stated in millions)
	Sept. 30, 2009		Dec. 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.25% Guaranteed Notes due 2013	$730	$779	$714	$731
6.50% Notes due 2012	648	711	647	651
3.00% Guaranteed Notes due 2013	450	454	—	—
5.875% Guaranteed Bonds due 2011	369	395	355	390
5.14% Guaranteed Notes due 2010	—	—	203	209
4.50% Guaranteed Notes due 2014	1,457	1,530	—	—
Commercial paper borrowings	292	292	771	771
Other variable rate debt	364	364	682	682

	4,310	4,525	3,372	3,434
Fair value adjustment—hedging	2	2	—	—

	$4,312	$4,527	$3,372	$3,434

At both September 30, 2009 and December 31, 2008, there were $321 million outstanding of 2.125% Series B Convertible Debentures due June 1, 2023. On June 1, 2010, holders may require Schlumberger to repurchase their Series B debentures for cash. Accordingly, these debentures are classified within Current Liabilities on the Consolidated Balance Sheet at September 30, 2009. The fair value of these Series B debentures at September 30, 2009 and December 31, 2008 was $510 million and $398 million, respectively. For further information regarding the debentures refer to Note 11 to the Consolidated Financial Statements included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2008.

The fair value adjustment presented above represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

During the third quarter of 2009, Schlumberger issued $450 million of 3.00% Guaranteed Notes due 2013.

During the first quarter of 2009, Schlumberger entered into a €3.0 billion Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies. Schlumberger issued €1.0 billion 4.50% Guaranteed Notes due 2014 in the first quarter of 2009 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%.

The fair value of Schlumberger’s fixed rate long-term debt was estimated based on quoted market prices.

12. Income Tax

Income from Continuing Operations before taxes which were subject to US and non-US income taxes was as follows:

			(Stated in millions)
	Third Quarter		Nine Months
	2009	2008	2009	2008
United States	$(61)	$383	$(21)	$1,117
Outside United States	1,041	1,574	2,960	4,259

	$980	$1,957	$2,939	$5,376

During the second quarter of 2009, Schlumberger recorded pretax charges of $73 million in the US and $165 million outside of the US. These charges are included in the above table and are more fully described in Note 2 – Charges.

The components of net deferred tax assets were as follows:

	(Stated in millions)
	Sept. 30 2009	Dec. 31 2008
Postretirement benefits, net	$363	$556
Multiclient seismic data	110	121
Intangible assets	(117)	(106)
Other, net	119	178

	$475	$749

The above deferred tax assets at September 30, 2009 and December 31, 2008 are net of valuation allowances relating to net operating losses in certain countries of $245 million and $197 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $136 million at September 30, 2009 ($140 million at December 31, 2008), of which $120 million expires in 2009 and $16 million expires in 2010, and a foreign tax credit carryforward of $30 million at September 30, 2009 ($49 million at December 31, 2008) which expires in 2012.

The components of consolidated Taxes on income were as follows:

			(Stated in millions)
	Third Quarter		Nine Months
	2009	2008	2009	2008
Current:
United States - Federal	$(67)	$120	$(122)	$335
United States - State	(1)	14	(3)	27
Outside United States	82	280	462	743

	$14	$414	$337	$1,105

Deferred:
United States - Federal	$76	$19	$147	$20
United States - State	3	—	7	—
Outside United States	81	(14)	88	(10)
Valuation allowance	17	(1)	16	(11)

	$177	$4	$258	$(1)

Consolidated taxes on income	$191	$418	$595	$1,104

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2009	2008	2009	2008
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	1	—	—
Non-US income taxed at different rates	(14)	(12)	(14)	(12)
Effect of equity method investment	—	(1)	—	(1)
Charges	—	—	1	—
Other	(2)	(2)	(2)	(1)

Effective income tax rate	19%	21%	20%	21%

13. Contingencies

In 2007, Schlumberger received an inquiry from the United States Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain freight forwarding and customs clearance services of Panalpina, Inc., and other companies provided to oil and oilfield service companies, including Schlumberger, violated the Foreign Corrupt Practices Act. Schlumberger is cooperating with the DOJ and is currently continuing its own investigation with respect to these services.

In 2009, Schlumberger learned that United States officials are currently conducting a grand jury investigation and an associated inquiry, both related to certain Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Schlumberger is cooperating with the governmental authorities and is currently unable to predict the outcome of these matters.

During 1999, Schlumberger completed the spin-off of its offshore contract drilling business, Sedco Forex, to its stockholders and the subsequent merger of Sedco Forex and Transocean. Following the merger of Sedco Forex and Transocean, Brazilian subsidiaries of Transocean and Schlumberger became involved in legal proceedings regarding import duties related to a Transocean rig previously owned by Schlumberger. In 2004, the Brazilian customs authorities issued an assessment against Transocean’s subsidiary. During the third quarter of 2009, Transocean received an unfavorable ruling from the appellate court in Brazil. The appellate court further found Schlumberger to be jointly and severally liable with Transocean for the import duties.

At September 30, 2009, the US dollar equivalent of the customs assessment was approximately $200 million. Transocean has stated that it considers any assessment to be solely the responsibility of Schlumberger and has initiated proceedings against Schlumberger in the United States seeking a declaratory judgment to this effect. Schlumberger is currently evaluating its potential options. Any liability that might ensue from this matter is not expected to be material in relation to Schlumberger’s consolidated liquidity or financial position. Furthermore, any liability that may result would be recorded within Discontinued Operations in the Consolidated Statement of Income.

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

14. Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

			(Stated in millions)
	Third Quarter 2009		Third Quarter 2008
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$823	$28	$1,500	$317
Latin America	1,071	197	1,141	230
Europe/CIS/Africa	1,782	422	2,165	628
Middle East & Asia	1,233	391	1,495	530
Other	44	4	55	(6)

	4,953	1,042	6,356	1,699
WesternGeco	463	61	892	355

Corporate & Other	14	(87)	11	(72)
Interest Income (1)	—	13	—	28
Interest Expense (2)	—	(49)	—	(53)

	$5,430	$980	$7,259	$1,957

1.	Excludes interest income included in the segment results ($2 million in 2009; $3 million in 2008).
2.	Excludes interest expense included in the segment results ($5 million in 2009; $9 million in 2008).

			(Stated in millions)
	Nine Months 2009		Nine Months 2008
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$2,833	$198	$4,357	$1,024
Latin America	3,095	575	3,119	658
Europe/CIS/Africa	5,367	1,321	6,132	1,711
Middle East & Asia	3,920	1,268	4,258	1,515
Other	134	(42)	161	(3)

	15,349	3,320	18,027	4,905
WesternGeco	1,573	212	2,239	748

Corporate & Other	36	(254)	29	(198)
Interest Income (1)	—	40	—	87
Interest Expense (2)	—	(141)	—	(166)
Charges	—	(238)	—	—

	$16,958	$2,939	$20,295	$5,376

1.	Excludes interest income included in the segment results ($10 million in 2009; $6 million in 2008).
2.	Excludes interest expense included in the segment results ($29 million in 2009; $23 million in 2008).

15. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

					(Stated in millions)
	Third Quarter				Nine Months
	US		Int'l		US		Int'l
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost—benefits earned during period	$11	$13	$21	$8	$41	$42	$50	$26
Interest cost on projected benefit obligation	27	33	51	15	104	98	141	45
Expected return on plan assets	(33)	(40)	(55)	(20)	(121)	(121)	(135)	(60)
Amortization of prior service cost	1	2	25	—	4	5	87	—
Amortization of net loss	6	2	—	3	24	11	—	10

	12	10	42	6	52	35	143	21
Curtailment charge	—	—	—	—	32	—	98	—

	$12	$10	$42	$6	$84	$35	$241	$21

During the first nine months of 2009, Schlumberger made contributions to its US and international defined benefit pension plans of $314 million and $551 million, respectively.

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

		(Stated in millions)
	Third Quarter		Nine Months
	2009	2008	2009	2008
Service cost—benefits earned during period	$3	$5	$15	$17
Interest cost on accumulated postretirement benefit obligation	15	13	41	39
Expected return on plan assets	—	(1)	(1)	(2)
Amortization of prior service cost	(5)	(7)	(19)	(21)
Amortization of net loss	(1)	3	4	8

	12	13	40	41
Curtailment charge	—	—	6	—

	$12	$13	$46	$41

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

As a result of the curtailment, Schlumberger performed a remeasurement of the impacted plans using a discount rate of 7.25% (as compared to 6.50% at December 31, 2008). All other significant assumptions remained unchanged from the December 31, 2008 measurement date. The curtailment and remeasurement during the second quarter of 2009 resulted in a net decrease in Schlumberger’s liability for Postretirement Benefits of $361 million.

16. Discontinued Operations

During the first quarter of 2008, Schlumberger recorded an after-tax gain of $38 million relating to a previously disposed of business that was accounted for as a discontinued operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

Third Quarter 2009 Compared to Second Quarter 2009

		(Stated in millions)
	Third Quarter 2009	Second Quarter 2009	% chg
Oilfield Services
Revenue	$4,953	$4,956	—%
Pretax Operating Income	$1,042	$1,022	2%

WesternGeco
Revenue	$463	$559	(17)%
Pretax Operating Income	$61	$97	(37)%

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

Third quarter 2009 revenue was $5.43 billion versus $5.53 billion in the second quarter of 2009. Income from continuing operations attributable to Schlumberger for the third quarter of 2009 was $787 million compared to $613 million in the second quarter of 2009. The second quarter 2009 results included after-tax charges of $207 million related to workforce reductions and postretirement benefits curtailment.

Oilfield Services revenue was flat with the second quarter as increases in both North and South America offset a further decline in the Middle East and Asia. As a result of this, coupled with the implementation of cost-cutting programs earlier in the year, overall margins slightly increased.

At WesternGeco, sequential revenue declines were due to lower Multiclient revenues in the quarter and the rollover of Marine contracts from higher-priced legacy backlog into new lower-priced activity. These factors resulted in lower margins.

Schlumberger’s outlook for the remainder of 2009 assumes a continued modest recovery in North American gas drilling but no significant improvement in service pricing. Overseas, while rig activity is stabilizing, seasonal factors and pricing concessions made in the first half year that are still being implemented leave some risk of further small revenue declines. At WesternGeco, improvement will depend on the level of fourth-quarter multiclient sales.

Looking further ahead, Schlumberger’s second-quarter outlook indicated that the shape of the economic recovery beyond 2009 and the subsequent recovery in oil and gas demand remained the determining factors for future activity increases. Since then, indications of inventory rebuilding across many industries together with help from government stimuli have helped to strengthen demand for both oil and gas. While uncertainties remain, notably the transition from current stimuli to industrial and consumer demand and the extent to which the recovery is expected to be limited by high unemployment, the demand for oil and gas will increase somewhat over the coming months.

As a result, Schlumberger sees continuing stabilization of activity around the world. However, this will not be uniform across either geographies or for services by commodity type.

Schlumberger considers that world gas markets are oversupplied and will remain so for some time absent any strong recovery in industrial demand. Both new Liquefied Natural Gas (LNG) capacity coming on stream, as well as ample storage and pent-up supply in North America, will serve to keep prices and activity low. In North America the current slight recovery in drilling is fragile and not likely to significantly improve service activity and pricing until late 2010.

For oil, the current robust price is expected to lead to operators maintaining their spending levels, and this, coupled with the lowering of their cost structures may produce some modest increases in activity. Schlumberger anticipates continued strength in deepwater areas and some increases in selected land markets. In addition, a more robust commodity price is expected to lead to some increase in seismic activity, although new marine capacity will continue to depress pricing.

OILFIELD SERVICES

Third quarter revenue of $4.95 billion was flat sequentially as certain geographic strengths were balanced by weaker pricing. In North America, the positive impact of a recovery in rig count in Canada following the spring break-up was offset primarily by a slowdown in the US Gulf of Mexico GeoMarket* due to operator caution during the hurricane season and by continuing pricing erosion in the US Land GeoMarket. Internationally, Latin America revenue increased with the finalization of certain contracts in Venezuela/Trinidad & Tobago and higher Integrated Project Management (IPM) activity in Mexico/Central America, but these increases were offset by lower Middle East & Asia revenue due to reduced overall activity and the effects of weaker pricing. Europe/CIS/Africa revenue was flat as the positive effects of the strengthening of local currencies against the US dollar and high product sales in North Africa were offset by reductions in activity in the West & South Africa, North Sea and Libya GeoMarkets. Across the Areas, revenue increases in IPM, Testing Services and Well Services were primarily offset by revenue declines in Completions, Drilling & Measurements and Wireline Technologies.

Third quarter pretax operating income of $1.04 billion was 2% higher sequentially. Pretax operating margin increased 41 basis points (bps) to 21.0% as improvements in North America and Latin America were offset by modest declines in Europe/CIS/Africa and Middle East & Asia.

North America

Revenue of $823 million was essentially unchanged sequentially. Pretax operating income of $27.6 million was up 253% sequentially.

Sequentially, revenue in Canada increased on a muted post spring break-up recovery in rig count but this was offset by decreased revenue in the US GeoMarkets. In the US Gulf of Mexico GeoMarket revenue was impacted by a slowdown in activity due to operator caution during the hurricane season and by a further decrease in shelf drilling activity as a result of continued uneconomic natural gas prices. US Land GeoMarket revenue decreased as an improvement in oil-related activity was more than offset by pricing erosion in the early part of the quarter. The Alaska GeoMarket also recorded lower sequential revenue due to a slowdown in activity for seasonal rig maintenance and operator budget constraints.

Pretax operating margin increased 240 bps sequentially to 3.4% primarily due to the increased activity in Canada, which was partially offset by weaker activity in the US Gulf of Mexico and Alaska GeoMarkets.

Latin America

Revenue of $1.07 billion was 8% higher versus the second quarter of 2009. Pretax operating income of $197 million was 12% higher sequentially.

Sequentially, Venezuela/Trinidad & Tobago GeoMarket revenue increased as finalization of certain contracts resulted in the recognition of deferred revenue in addition to revenue from current-quarter activities related to these contracts. Mexico/Central America GeoMarket revenue was also higher due to the start-up of the ATG III contract and increased activity on other IPM projects.

Pretax operating margin improved 70 bps sequentially to 18.3% primarily due to the positive impact of cost management in the Venezuela/Trinidad & Tobago GeoMarket and increased IPM activity in Mexico/Central America. These increases were partially offset by a decrease in Brazil due primarily to start-up costs for new contracts.

Europe/CIS/Africa

Revenue of $1.78 billion was flat sequentially. Pretax operating income of $422 million was 2% lower than the previous quarter.

Sequentially, the strengthening of local currencies against the US dollar increased Area revenue by 2%. In addition, North Africa GeoMarket revenue increased on high Testing Services product sales and stronger IPM activity while the Nigeria & Gulf of Guinea GeoMarket grew primarily on strong demand for Well Services technologies. However, these increases were partially offset by lower revenue in the West & South Africa GeoMarket from reduced activity that primarily affected Well Services operations and by a decrease in the North Sea GeoMarket resulting from lower rig count and pricing that mostly impacted Drilling & Measurements services. Libya GeoMarket revenue fell on reduced demand for Testing Services and Well Services technologies as well as for Completion products.

Pretax operating margin slipped 53 bps sequentially to 23.7% as increased North Africa GeoMarket revenue and a more favorable revenue mix in Russia were insufficient to offset lower activity and a less favorable revenue mix in the North Sea and West & South Africa GeoMarkets.

Middle East & Asia

Revenue of $1.23 billion decreased 6% compared to the second quarter of 2009. Pretax operating income of $391 million decreased 7% sequentially.

Sequentially, revenue in the East Asia GeoMarket fell from completion of several exploration-related campaigns with consequent lower demand for Wireline, Testing Services and Well Services technologies. Qatar GeoMarket revenue decreased primarily due to the completion of offshore projects that resulted in reduced demand for all Technologies. Gulf GeoMarket revenue fell on lower rig count that led to a decrease in Drilling & Measurements and Wireline services. The East Mediterranean revenue dropped as the result of lower land activity that reduced demand primarily for Well Services technologies. These decreases however were partially offset by an increase in the Arabian GeoMarket revenue on strong gas-related activity that resulted in higher demand for Well Services and Testing Services technologies. Weaker pricing also contributed to lower revenue.

Pretax operating margin decreased by just 32 bps sequentially to 31.7% as the impact of the stronger activity in the Arabian GeoMarket and a more favorable revenue mix in the Indonesia GeoMarket almost offset the lower activity in the East Asia, Qatar, Gulf and East Mediterranean GeoMarkets as well as the effects of weaker pricing across the Area.

WESTERNGECO

Third quarter revenue of $463 million decreased 17% sequentially. Pretax operating income of $61 million decreased 37% compared to the second quarter of 2009.

Sequentially, Multiclient revenue decreased mostly on reduced sales in North America and the North Sea. Marine revenue fell primarily as the result of weaker pricing and the completion of two large contracts. Land revenue was also lower due to project delays in the Middle East and Africa. Data Processing revenue was flat versus the previous quarter.

Pretax operating margin fell 421 bps sequentially to 13.1%, primarily as a result of the lower Multiclient sales and Land project delays.

Third Quarter 2009 Compared to Third Quarter 2008

		(Stated in millions)
	Third Quarter
	2009	2008	% chg
Oilfield Services
Revenue	$4,953	$6,356	(22)%
Pretax Operating Income	$1,042	$1,699	(39)%

WesternGeco
Revenue	$463	$892	(48)%
Pretax Operating Income	$61	$355	(83)%

Third quarter 2009 revenue was $5.43 billion versus $7.26 billion in the third quarter of 2008. Income from continuing operations attributable to Schlumberger was $787 million in the third quarter of 2009 as compared to $1.53 billion in the third quarter of 2008.

OILFIELD SERVICES

Third quarter 2009 revenue of $4.95 billion was 22% lower compared to the same period last year with reductions across all of the Areas. North America revenue was down as low natural gas prices resulted in a significant drop in activity and associated pricing pressure. Europe/CIS/Africa revenue decreased primarily due to the weakening of local currencies against the US dollar as well as lower activity in the North Sea, Russia, West & South Africa and Caspian GeoMarkets partially offset by increased activity in the North Africa GeoMarket. Middle East & Asia revenue was lower due to reduced activity throughout most of the Area. Latin America revenue was down mostly as the result of a sharp drop in activity in Venezuela/Trinidad & Tobago and the weakening of local currencies against the US dollar but partially offset by increased activity in Mexico and Brazil. Across the Areas, revenue declines were heaviest in Well Services, Wireline and Drilling & Measurements activities.

Third quarter 2009 pretax operating income of $1.04 billion was 39% lower year-on-year. Pretax operating margin declined 5.7 percentage points to 21.0% as a result of the significant drop in activity and pricing pressure in North America.

North America

Third quarter 2009 revenue of $823 million was 45% lower year-on-year. US Land and Canada revenue decreased significantly as lower natural gas prices resulted in a sharp decrease in activity coupled with heavy pricing pressure. Canada revenue was also down due to the weakening of the Canadian dollar against the US dollar. The US Gulf of Mexico revenue decreased on weaker shelf drilling activity and lower pricing but was partially offset by stronger deepwater activity and better weather.

Year-on-year, pretax operating margin decreased 17.8 percentage points to 3.4% primarily due to the impact of the lower activity and the related pricing erosion across the Area.

Latin America

Third quarter 2009 revenue of $1.07 billion was 6% below the same period last year primarily as the result of the weakening of local currencies against the US dollar and significantly lower activity in Venezuela/Trinidad & Tobago. Peru/Colombia/Ecuador revenue also decreased on reduced gain share in IPM projects and pricing erosion while Argentina/Bolivia/Chile decreased on a sharp drop in rig count that resulted in lower demand for Well Services, Wireline and Drilling & Measurements technologies. These decreases were partially offset by increases in Mexico/Central America on higher IPM project activity and in Brazil due to stronger exploration related activities that resulted in increased demand for Wireline, Testing Services and Drilling & Measurement technologies.

Year-on-year, pretax operating margin was down 179 bps to 18.3% primarily due to the reduced gain share and pricing erosion in Peru/Colombia/Ecuador; the impact of the severe drop in activity in Venezuela/Trinidad & Tobago; and higher costs in Brazil. These decreases were partially offset by the impact of the increased volume of activity and stronger performance in the IPM projects in Mexico/Central America.

Europe/CIS/Africa

Third quarter 2009 revenue of $1.78 billion was 18% lower year-on-year primarily as the result of the weakening of local currencies against the US dollar. Additionally, revenue decreased in Russia and the North Sea on lower activity resulting from reduced customer spending and from associated pricing pressure. Revenues in the West & South Africa and Caspian GeoMarkets were lower due to a decrease in activity that led to reduced demand primarily for Drilling & Measurements, Wireline and Well Services technologies. The Nigeria & Gulf of Guinea revenue decreased on lower rig count that resulted in lower demand for Wireline, Drilling & Measurements and Testing Services technologies. Framo revenue was also lower. These decreases were partially offset by an increase in North Africa revenue on high Testing Services product sales and stronger IPM activity.

Year-on-year, pretax operating margin decreased 5.3 percentage points to 23.7% primarily as the result of the lower overall activity and pricing concessions in the North Sea and Russia as well as from a combination of lower activity and a less favorable revenue mix in the Nigeria & Gulf of Guinea and West & South Africa GeoMarkets.

Middle East & Asia

Third quarter 2009 revenue of $1.23 billion was 17% below the same period last year primarily due to reduced activity across most of the Area and the impact of pricing pressure. Revenue decreases were most notable in the East Asia, Qatar, Australia/Papua New Guinea and Arabian GeoMarkets as lower exploration-related client spending resulted in reduced demand for Wireline, Drilling & Measurements and Testing Services technologies. Revenue also fell in the East Mediterranean GeoMarket on reduced demand for Well Services, Drilling & Measurements and Wireline technologies.

Year-on-year, pretax operating margin decreased 371 bps to 31.7% primarily due to the lower overall activity along with a reduced mix of high margin exploration-related services and the impact of the pricing pressure.

WESTERNGECO

Third quarter 2009 revenue of $463 million was 48% lower year-on-year primarily in Marine as the result of reduced activity and lower pricing and in Multiclient due to reduced activity across all Areas, but most notably in North America.

Year-on-year, pretax operating margin decreased 26.7 percentage points to 13.1% primarily due to the impact of the reduced activity in Marine and lower Multiclient sales.

Nine Months 2009 Compared to Nine Months 2008

		(Stated in millions)
	Nine Months
	2009	2008	% chg
Oilfield Services
Revenue	$15,349	$18,027	(15)%
Pretax Operating Income	$3,320	$4,905	(32)%

WesternGeco
Revenue	$1,573	$2,239	(30)%
Pretax Operating Income	$212	$748	(72)%

Nine month revenue for the period ended September 30, 2009 was $16.96 billion versus $20.29 billion for the same period last year. Income from continuing operations attributable to Schlumberger was $2.34 billion in the first nine months of 2009 as compared to $4.29 billion for the same period in 2008. Results for the first nine months of 2009 included after-tax charges of $207 million related to workforce reductions and postretirement benefits curtailment.

OILFIELD SERVICES

Nine month revenue of $15.35 billion declined 15% compared to the same period last year. Lower natural gas prices and unfavorable market fundamentals resulted in a severe decline in North America revenue, primarily in the US Land and Canada GeoMarkets. Europe/CIS/Africa revenue decreased mainly due to the weakening of local currencies against the US dollar and reduced activity in the North Sea, Russia and in Framo. Middle East & Asia revenue also fell primarily due to decreases in the Australia/Papua New Guinea, East Asia and Arabian GeoMarkets as a result of lower exploration activity. Latin America revenue was down modestly from the same period last year as increases in activity in Mexico/Central America and Brazil were offset by the weakening of local currencies against the US dollar and very low activity in Venezuela/Trinidad & Tobago. Across the Areas, all of the Technologies recorded revenue declines except Testing Services. Integrated Project Management also recorded revenue growth compared to the same period last year.

Year-to-date pretax operating margin decreased 5.6 percentage points to 21.6%, on the significant drop in activity across all Areas and pricing pressure that was strongest in North America.

North America

Revenue of $2.83 billion was 35% lower than the same period last year with decreases across all GeoMarkets. The decreases were highest in US Land and Canada where lower natural gas prices and limited access to credit for some customers resulted in a steep drop in activity and consequent pressure on pricing. Canada revenue was also hampered by the weakening of the Canadian dollar against the US dollar. The US Gulf Coast of Mexico revenue was severely impacted by weaker shelf drilling activity and strong pricing pressure.

Pretax operating margin fell 16.5 percentage points to 7.0% due to the significant decline in activity levels across the Area, combined with the severe pricing erosion.

Latin America

Revenue of $3.10 billion declined 1% compared to the same period last year. The weakening of local currencies against the US dollar reduced revenue by 5%. In addition, Venezuela/Trinidad & Tobago revenue fell due to significantly reduced customer spending while Peru/Colombia/Ecuador revenue was lower due to reduced gain share in IPM projects. These decreases were mostly offset by significantly higher Integrated Project Management activity in Mexico/Central America and increased offshore activity in Brazil.

Pretax operating margin decreased 251 bps to 18.6% primarily as a result of the sharp activity decline in Venezuela/Trinidad & Tobago and the lower gain share in Peru/Colombia/Ecuador.

Europe/CIS/Africa

Revenue of $5.37 billion was 12% lower than the same period last year largely due to the weakening of local currencies against the US dollar. In addition, revenue was negatively impacted by reduced customer spending that resulted in significantly lower activity and pricing erosion in Russia and the North Sea. Revenues in the Nigeria & Gulf of Guinea and West & South Africa GeoMarkets as well as Framo were also negatively impacted by lower activity. These decreases were partially offset by revenue increases in North Africa due to strong Testing Services product sales, and in Libya on higher demand for Artificial Lift and Completion Systems equipment as well as strong drilling activity.

Pretax operating margins declined 328 bps to 24.6% on a combination of the overall lower activity in the Area and heavy pricing pressure in Russia and the North Sea.

Middle East & Asia

Revenue of $3.92 billion was 8% below the same period last year primarily due to a sharp decline in offshore exploration activity in the Australia/Papua New Guinea GeoMarket that reduced demand for Wireline, Testing Services and Well Services technologies and in the East Asia GeoMarkets which led to lower demand for Wireline, Testing Services and Drilling & Measurements technologies as well as Completion Systems products. Revenue in the Qatar, Arabian and East Mediterranean GeoMarkets also fell due to reduced activity.

Pretax operating margin decreased 324 bps to 32.3% primarily as a result of the lower overall activity and a less favorable revenue mix in the Arabian and Gulf GeoMarkets.

WESTERNGECO

Nine month revenue of $1.57 billion was 30% lower year-on-year. Revenue in all product lines declined, led by Multiclient primarily due to lower sales in North America. Marine revenue decreased due to lower activity and a rationalization of the fleet capacity as the result of weak market conditions. Land revenue fell due to contract completions in Latin America and Egypt, while Data Processing revenue was also down reflecting lower activity primarily in Europe/Africa and in North America.

Pretax margin decreased 19.9 percentage points to 13.5% primarily due to the weaker Marine activity and lower Multiclient sales.

Interest & Other Income

Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2009 and 2008:

			(Stated in millions)
	Third Quarter		Nine Months
	2009	2008	2009	2008
Interest income	$15	$31	$51	$94
Equity in net earnings of affiliated companies	59	76	160	212

	$74	$107	$211	$306

The decrease in interest income is attributable to the significant decline in interest rates experienced during 2009 as compared to 2008.

The decrease in equity in net earnings of affiliated companies was primarily due to the results of the MI-SWACO drilling fluids joint venture between Schlumberger and Smith International, Inc.

Other

Gross margin was 24.1% and 31.6% in the third quarter of 2009 and 2008, respectively, and 23.2% and 31.3% in the nine month periods ended September 30, 2009 and 2008, respectively. The decreases in gross margin were primarily driven by the significant drop in activity and pricing pressure, particularly in North America for Oilfield Services.

Research & engineering, Marketing and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2009 and 2008 were as follows:

	Third Quarter		Nine Months
	2009	2008	2009	2008
Research & engineering	3.7%	2.9%	3.4%	2.9%
Marketing	0.4%	0.3%	0.4%	0.4%
General & administrative	2.4%	2.1%	2.3%	2.1%

Research and engineering expenditures, by business segment, for the third quarter and nine months ended September 30, 2009 and 2008 were as follows:

		(Stated in millions)
	Third Quarter		Nine Months
	2009	2008	2009	2008
Oilfield Services	$169	$177	$495	$500
WesternGeco	26	28	79	86
Other	3	3	11	11

	$198	$208	$585	$597

The effective tax rate for the third quarter of 2009 was 19.5% compared to 21.4% for the same period in 2008. This decrease was primarily attributable to the substantially lower proportion of pretax earnings in North America in the third quarter of 2009 as compared to the third quarter of 2008.

The effective tax rate for the nine months ended September 30, 2009 was 20.2% compared to 20.5% for the same period of the prior year.

CHARGES

Schlumberger recorded significant charges during the second quarter of 2009. These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

The following is a summary of the second quarter 2009 charges:

		(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Charges
- Workforce reductions	$102	$(17)	$85	Cost of revenue
- Postretirement benefits curtailment	136	(14)	122	Cost of revenue

	$238	$(31)	$207

There were no charges in either the first or third quarters of 2009 or the first nine months of 2008.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

		(Stated in millions)
	Sept. 30 2009	Sept. 30 2008
Net Debt, beginning of year	$(1,129)	$(1,857)
Net income	2,344	4,310
Depreciation and amortization (1)	1,848	1,656
Non-cash postretirement benefits curtailment charge	136	—
Excess of equity income over dividends received	(54)	(178)
Stock-based compensation expense	139	126
Increase in working capital requirements	(552)	(918)
Capital expenditure	(1,719)	(2,553)
Multiclient seismic data capitalized	(150)	(263)
Dividends paid	(758)	(712)
Proceeds from employee stock plans	156	272
Business acquisitions and minority interest investments	(475)	(345)
Pension plan funding	(865)	—
Stock repurchase program	—	(1,665)
Conversion of debentures	—	436
Other	485	(111)
Translation effect on Net Debt	(66)	67

Net Debt, end of period	$(660)	$(1,735)

(1)	Includes Multiclient seismic data costs.

			(Stated in millions)
Components of Net Debt	Sept. 30 2009	Sept. 30 2008	Dec. 31 2008
Cash	$194	$188	$189
Short-term investments	4,034	3,305	3,503
Fixed income investments, held to maturity	625	511	470
Bank loans and current portion of long-term debt	(879)	(2,211)	(1,598)
Convertible debentures	(321)	(333)	(321)
Other long-term debt	(4,313)	(3,195)	(3,372)

	$(660)	$(1,735)	$(1,129)

Key liquidity events during the first nine months of 2009 and 2008 included:

•	During the third quarter of 2009 Schlumberger issued $450 million of 3.00% Guaranteed Notes due 2013. The proceeds from these notes were used to refinance existing debt obligations.

•

During the first quarter of 2009, a subsidiary of Schlumberger entered into a €3.0 billion Euro Medium Term Note program which is guaranteed by Schlumberger Limited. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.

During the first quarter of 2009, Schlumberger issued €1.0 billion 4.50% Guaranteed Notes due 2014 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%. The proceeds from these notes were used to refinance existing debt obligations and for general corporate purposes.

•	Schlumberger repaid approximately $1.8 billion of debt during the first nine months of 2009 compared to $0.3 billion during the first nine months of 2008.

•

On April 20, 2006, the Board of Directors of Schlumberger approved a share repurchase program of up to 40 million shares of its common stock to be acquired in the open market before April 2010, subject to market conditions. This program was completed during the second quarter of 2008. On April 17, 2008, the Board of Directors of Schlumberger approved an $8 billion share repurchase program for shares of its common stock to be acquired in the open market before December 31, 2011, of which $934 million have been repurchased as of September 30, 2009. Schlumberger has temporarily suspended the share repurchase program and did not repurchase any shares during the first nine months of 2009. The following table summarizes the activity under the April 20, 2006 share repurchase program during the nine months ended September 30, 2008:

		(Stated in millions, except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Nine months ended September 30, 2008	$1,665	18.36	$90.65

•	During the first nine months of 2009 Schlumberger made contributions to its US and international defined benefit pension plans of $314 million and $551 million, respectively.

•

Cash flow provided by operations was $3.3 billion in the first nine months of 2009 compared to $4.9 billion in the first nine months of 2008. This was primarily driven by the net income decrease experienced in the first nine months of 2009 as compared to the first nine months of 2008 and the significant pension plan contributions made during the first nine months of 2009, offset by an improvement in working capital requirements.

•

Capital expenditures were $1.7 billion in the first nine months of 2009 compared to $2.6 billion during the first nine months of 2008. Capital expenditures are expected to approach $2.4 billion for the full year 2009.

The reduction in cash flows recently experienced by some of Schlumberger’s customers as a result of recent global market and economic conditions, could have significant adverse effects on their financial condition. This could result in, among other things, delay in, or nonpayment of, amounts that are owed to Schlumberger, which could have a material adverse effect on Schlumberger’s results of operations and cash flows. At times in recent quarters, Schlumberger has experienced delays in payments from certain of its customers. Schlumberger operates in approximately 80 countries. At September 30, 2009, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance and only one, where cash collections continue to be received on a timely and regular basis, represented greater than 10%.

At September 30, 2009, Schlumberger had approximately $4.9 billion of cash and investments on hand. Wholly-owned subsidiaries of Schlumberger had separate committed debt facility agreements aggregating $3.9 billion with commercial banks, of which $2.8 billion was available and unused as of September 30, 2009. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger’s total outstanding debt at September 30, 2009 was $5.5 billion and included approximately $0.4 billion of commercial paper borrowings. The total outstanding debt increased approximately $0.2 billion as compared to December 31, 2008.

FORWARD-LOOKING STATEMENTS

This Report and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; operating margins; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger customers; the Schlumberger effective tax rate; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; the financial condition of some of our customers in light of current global economic conditions; pricing erosion; seasonal factors; and other risks and uncertainties detailed in our third-quarter 2009 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

The information with respect to Item 1 is set forth under Note 13. Contingencies, in the Consolidated Financial Statements.

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

** Exhibit 101 - The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)

Date: October 28, 2009	/s/ HOWARD GUILD
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory