Form 10-K
period 2009-12-31
SCHLUMBERGER LTD /NV/
filed 2010-02-05
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

As of June 30, 2009, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $64.7 billion.

As of January 31, 2010, the number of shares of common stock outstanding was 1,196,589,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated herein by reference into Part III of this Form 10-K to the extent described therein: the definitive proxy statement relating to Schlumberger’s 2010 Annual General Meeting of Stockholders (“2010 Proxy Statement”).

SCHLUMBERGER LIMITED

Form 10-K

Part 1, Item 1

PART I

Item 1.    Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, the company today provides the industry’s widest range of products and services from exploration through production. As of December 31, 2009, the Company employed approximately 77,000 people of over 140 nationalities operating in approximately 80 countries. Schlumberger has principal executive offices in Paris, Houston and The Hague, and consists of two business segments – Schlumberger Oilfield Services and WesternGeco. Schlumberger Oilfield Services provides the industry’s widest range of products and services from exploration to production, while WesternGeco is the world’s most technologically advanced surface seismic acquisition and processing company.

Schlumberger Oilfield Services operates in each of the major oilfield service markets, managing its business through its GeoMarket* regions, which are grouped into four geographic areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions. Within this business structure, Schlumberger Oilfield Services products and services are developed by a number of technology-based product lines, or Technologies, to capitalize on technical synergies. These products and services cover the entire life cycle of the reservoir and correspond to a number of markets in which Schlumberger Oilfield Services holds leading positions. The Technologies are also responsible for overseeing operational processes, resource allocation, personnel, and quality, health, safety and environmental matters in the GeoMarkets.

The Technologies are:

•

Wireline – provides the information necessary to evaluate the subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production. Wireline offers both open-hole and cased-hole services.

•	Drilling & Measurements – supplies directional-drilling, measurement-while-drilling and logging-while-drilling services for all well profiles.

•	Testing Services – provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. The Technology also provides tubing-conveyed perforating services.

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

•	Schlumberger Information Solutions (SIS) – provides consulting, software, information management and IT infrastructure services that support core oil and gas industry operational processes.

Supporting the Technologies are 22 research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.

Schlumberger Oilfield Services also offers customers its services through a business model known as Integrated Project Management (IPM). IPM combines the required services and products of the Technologies with drilling rig management expertise and project management skills to provide a complete solution to well construction and production improvement. IPM projects are typically of multi-year duration and include start-up costs and significant third-party components that cover services that Schlumberger does not provide directly. Some projects may be fixed price in nature and may contain penalties for non-performance.

Schlumberger Oilfield Services uses its own personnel to market its services and products. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service, and price differentiation are the principal methods of competition, which varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, well testing, measurement-while-drilling, logging-while-drilling and directional-drilling services, as well as fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger offerings are non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

Schlumberger is a 40% owner in M-I SWACO – a joint venture with Smith International, Inc. – which offers the drilling and completion fluids used to stabilize subsurface rock strata during the drilling process and minimize formation damage during completion and workover operations.

WesternGeco, the world’s most technologically advanced surface seismic company, provides comprehensive reservoir imaging, monitoring and development services with the most extensive seismic crews and data processing centers in the industry as well as a leading multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. WesternGeco benefits from full access to the Schlumberger research, development and technology organization and shares similar business risks, opportunities for growth, principal methods of competition and means of marketing as Schlumberger Oilfield Services. Seismic solutions include proprietary Q* technology for enhanced reservoir description, characterization and monitoring throughout the life of the field – from exploration through enhanced recovery. Other WesternGeco solutions include development of controlled-source electromagnetic and magneto-telluric surveys and their integration with seismic data.

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

Part 1, Item 1

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

Customers and Backlog of Orders

No single customer exceeded 10% of consolidated revenue. Oilfield Services has no significant backlog due to the nature of its business. The WesternGeco backlog, which is based on signed contracts with customers, was $1.0 billion at December 31, 2009 ($1.8 billion at December 31, 2008).

Employees

As of December 31, 2009, Schlumberger had approximately 77,000 employees.

Financial Information

Financial information by business segment for the years ended December 31, 2009, 2008 and 2007 is provided in Note 18 of the Consolidated Financial Statements.

Available Information

The Schlumberger Internet website is www.slb.com. Schlumberger uses it’s Investor Relations website, www.slb.com/ir, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. Schlumberger makes available free of charge on or through its Investor Relations website at www.slb.com/ir access to its Annual Reports on Form 10-K, Quarterly Reports

Part 1, Item 1, 1A

on Form 10-Q, Current Reports on Form 8-K, its proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.

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

Any stockholder wishing to receive, without charge, a copy of any of Schlumberger’s SEC filings should write to the Secretary, Schlumberger Limited, 5599 San Felipe, 17th Floor, Houston, Texas 77056, USA.

Schlumberger has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Form 10-K.

The information on our website or any other website is not incorporated by reference in this Report and should not be considered part of this Report or any other filing Schlumberger makes with the SEC.

Item 1A.    Risk Factors.

The following discussion of risk factors contains “forward-looking statements” which are discussed immediately following Item 7A of this Form 10-K. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.

We urge you to carefully consider the risks described below, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. Our customers’ capital expenditures may decline in 2010 and beyond if current global economic conditions continue or worsen. This could have a material adverse effect on our financial condition, results of operations and cash flows.

The current global economic downturn has reduced worldwide demand for oil and natural gas and resulted in significantly lower crude oil and natural gas prices compared to their record highs in July 2008. It is difficult to predict how long the global economic downturn will continue, or to what extent this will continue to affect us. The significant decline in oil and natural gas prices reduced many of our customers’ activities and spending on our services and products in 2009; this reduction in our customers’ activities and spending could continue through 2010 and beyond. Demand for the majority of our services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. The worldwide deterioration in the financial and credit markets, which began in the second half of 2008, resulted in diminished demand for oil and gas and significantly lower oil and natural gas prices. This caused many of our customers to reduce or delay their oil and gas exploration and production spending in 2009, which consequently reduced the demand for our services, and exerted downward pressure on the prices of our services and products. If the economic downturn

Part 1, Item 1A

continues for a prolonged period or if there is little or no economic growth, it will likely result in further reductions of exploration and production expenditures by our customers, causing further declines in the demand for, and prices of, our services and products. This could result in a material adverse effect on our financial condition, results of operations and cash flows.

The reduction in cash flows being experienced by our customers resulting from declines in commodity prices, together with the reduced availability of credit and increased costs of borrowing, could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to us, which could have a material adverse effect on our results of operations and cash flows.

The prices for oil and natural gas are subject to a variety of factors, including:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•	oil and gas production by non-OPEC countries;

•	the level of excess production capacity;

•	political and economic uncertainty and sociopolitical unrest;

•	the level of worldwide oil and gas exploration and production activity;

•	the cost of exploring for, producing and delivering oil and gas;

•	technological advances affecting energy consumption; and

•	weather conditions.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the approximately 80 countries in which we operate.

Our non-United States operations accounted for approximately 84% of our consolidated revenue in 2009, 78% in 2008 and 76% in 2007. Operations in countries other than the United States are subject to various risks, including:

•	unsettled political and economic conditions in certain areas;

•	exposure to possible expropriation of our assets or other governmental actions;

•	social unrest, acts of terrorism, war or other armed conflict;

•	confiscatory taxation or other adverse tax policies;

•	deprivation of contract rights;

•	trade restrictions or embargoes imposed by the United States or other countries;

•	restrictions under the United States Foreign Corrupt Practices Act or similar legislation in other countries;

•	restrictions on the repatriation of income or capital;

•	currency exchange controls;

•	inflation; and

•	currency exchange rate fluctuations and devaluations.

Part 1, Item 1A

In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan and Cuba, which are subject to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. United States law enforcement authorities are currently conducting a grand jury investigation and an associated regulatory inquiry related to our operations in certain of these countries.

If any of the risks described above materialize, or if any governmental investigation results in criminal or civil penalties or other remedial measures, it could reduce our earnings and our cash available for operations.

We are also subject to risks related to investment in our common stock in connection with certain US state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market price of our common stock.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives, environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. We believe we are currently in substantial compliance with environmental laws and regulations.

We could be subject to substantial liability claims, which would adversely affect our financial condition, results of operations and cash flows.

Certain equipment used in the delivery of oilfield services, such as directional drilling equipment, perforating systems, subsea completion equipment, radioactive materials and explosives and well completion systems, are used in hostile environments, such as exploration, development and production applications. An accident or a failure of a product could cause personal injury, loss of life, damage to property, equipment or the environment, and suspension of operations. Our insurance may not adequately protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

Part 1, Item 1A

If we are unable to maintain technology leadership in the form of services and products, this could adversely affect any competitive advantage we hold.

If we are unable to develop and produce competitive technology or deliver it to our clients in the form of services and products in a timely and cost-competitive manner in the various markets we serve, it could adversely affect our financial condition, results of operations and cash flows.

Limitations on our ability to protect our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending or are trade secrets. Our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.

We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows. Additionally, developing non-infringing technologies would increase our costs.

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

Our business may be materially affected by severe weather conditions in areas where we operate. This may entail the evacuation of personnel and stoppage of services. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of activities until the platforms or structures have been repaired. Any of these events could adversely affect our financial condition, results of operations and cash flows.

Part 1, Item 1B, 2, 3, 4

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Schlumberger owns or leases manufacturing facilities, administrative offices, service centers, research centers, data processing centers, sales offices and warehouses throughout the world. No significant lease is scheduled to terminate in the near future, and we believe comparable space is readily obtainable should any lease expire without renewal. We believe our properties are generally well maintained and adequate for their intended use.

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

Item 3.    Legal Proceedings.

The information with respect to this Item 3 is set forth in Note 17 of the Consolidated Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Schlumberger’s security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Part 1, Item 4

Executive Officers of Schlumberger

The following table sets forth, as of January 31, 2010, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	63	Chairman and Chief Executive Officer, since February 2003.

Simon Ayat	55	Executive Vice President and Chief Financial Officer, since March 2007; Vice President Treasurer, February 2005 to March 2007; and Vice President, Controller and Business Processes, December 2002 to February 2005.

Chakib Sbiti	55	Executive Vice President, since February 2003.

Alexander Juden	49	Secretary and General Counsel, since April 2009; Director of Compliance Schlumberger Limited, February 2005 to April 2009; and WesternGeco General Counsel, May 2004 to February 2005.

Ashok Belani	51	Vice President and Chief Technology Officer, since April 2006; Senior Advisor, Technology, January 2006 to April 2006; Director, President and Chief Executive Officer NPTest, May 2002 to December 2005.

Stephanie Cox	41	Vice President Personnel, since May 2009; North Gulf Coast GeoMarket Manager, April 2006 to May 2009; and North & South America Personnel Manager, May 2004 to April 2006.

Mark Danton	53	Vice President - Director of Taxes, since January 1999.

Howard Guild	38	Chief Accounting Officer, since July 2005; and Director of Financial Reporting, October 2004 to July 2005.

Paal Kibsgaard	42	President Reservoir Characterization Group since May 2009; Vice President Engineering, Manufacturing and Sustaining, November 2007 to May 2009; Vice President Personnel, April 2006 to November 2007; and President, Drilling and Measurements, January 2003 to April 2006.

Rodney Nelson	51	Vice President Communications, since October 2007; Vice President Innovation and Collaboration, July 2006 to October 2007; Vice President Strategic Marketing, July 2004 to July 2006; and Vice President Marketing Oilfield Services, February 2003 to July 2004.

H. Sola Oyinlola	54	Vice President Treasurer, since March 2007; Deputy Treasurer, July 2006 to March 2007; and Oilfield Services GeoMarket General Manager, Nigeria, April 2001 to July 2006.

Satish Pai	48	Vice President, Operations, Oilfield Services, since May 2008, President Europe Africa & Caspian, March 2006 to May 2008; and Vice President Oilfield Technologies, March 2002 to March 2006.

Malcolm Theobald	48	Vice President Investor Relations, since June 2007; and Global Account Director, September 2001 to June 2007.

Charles Woodburn	38	Vice President Engineering Manufacturing and Sustaining since May 2009; Wireline President, April 2006 to May 2009; and Product Development Manager, June 2004 to April 2006.

Part II, Item 5

PART II

Item 5.	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of January 31, 2010, there were 1,196,589,089 shares of common stock of Schlumberger outstanding, exclusive of 137,623,075 shares held in treasury, and approximately 21,151 stockholders of record. The principal United States market for Schlumberger’s common stock is the NYSE, where it is traded under the symbol “SLB”.

Schlumberger’s common stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SIX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2009 and 2008, were:

	Price Range		Dividends Declared
	High	Low
2009
QUARTERS
First	$49.25	$35.05	$0.210
Second	63.78	39.11	0.210
Third	63.00	48.13	0.210
Fourth	71.10	56.00	0.210
2008
QUARTERS
First	$102.71	$72.30	$0.210
Second	110.11	88.02	0.210
Third	111.95	73.53	0.210
Fourth	78.00	37.07	0.210

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Netherlands Antilles withholding or other Netherlands Antilles taxes attributable to the ownership of such shares.

The following graph compares the yearly percentage change in the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500 Index) and the cumulative total return on both the Philadelphia Oil Service Index (OSX) and the Value Line Oilfield Services Industry Index over the five-year period ending on December 31, 2009. Schlumberger is using the Philadelphia Oil Service Index (OSX) to replace the Value Line Oilfield Services Industry Index used in prior years. Schlumberger determined that the new index includes a greater concentration of our most direct competitors. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Part II, Item 5

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG

SCHLUMBERGER COMMON STOCK, THE S&P 500 INDEX, THE

PHILADELPHIA OIL SERVICE INDEX (OSX) AND THE VALUE LINE

OILFIELD SERVICES INDUSTRY INDEX

Assumes $100 invested on December 31, 2004 in Schlumberger common stock, in the S&P 500 Index, in the Philadelphia Oil Service Index (OSX), and in the Value Line Oilfield Services Industry Index. Reflects reinvestment of dividends on the last day of the month of payment.

Part II, Item 5

Share Repurchases

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2009 was as follows:

(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program

October 1 through October 31, 2009	–	$–	–	$7,065,715
November 1 through November 30, 2009	3,925.0	$64.84	3,925.0	$6,811,212
December 1 through December 31, 2009	3,900.0	$62.97	3,900.0	$6,565,618

	7,825.0	$63.91	7,825.0

In connection with the exercise of stock options under Schlumberger’s incentive compensation plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options. Schlumberger does not view these transactions as requiring disclosure under this Item 5 as the number of shares of Schlumberger common stock received from optionholders is not material.

Unregistered Sales of Equity Securities

None.

Part II, Item 6

Item 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K:

(Stated in millions except per share and employee data)

Year Ended December 31,	2009	2008	2007	2006	2005

SUMMARY OF OPERATIONS
Revenue:
Oilfield Services	$20,518	$24,282	$20,306	$16,762	$12,647
WesternGeco	2,122	2,838	2,963	2,476	1,663
Eliminations and other	62	43	8	(8)	(1)

Total revenue	$22,702	$27,163	$23,277	$19,230	$14,309

% increase (decrease) over prior year	(16)%	17%	21%	34%	25%
Pretax Segment income:
Oilfield Services	$4,326	$6,505	$5,959	$4,644	$2,827
WesternGeco	326	836	1,060	812	295
Eliminations and other	(344)	(268)	(312)	(346)	(233)

Pretax Segment income	$4,308	$7,073	$6,707	$5,110	$2,88 9

% increase (decrease) over prior year	(39)%	5%	31%	77%	68%
Interest income[1]	52	112	160	113	98
Interest expense[1]	188	217	268	229	187
Charges (credits), net[2]	238	116	(25)	46	(172)
Taxes on income[2]	770	1,430	1,448	1,190	682

Income from Continuing Operations[3]	3,164	5,422	5,177	3,759	2,290
Income (Loss) from Discontinued Operations	(22)	38	–	–	8

Net Income	3,142	5,460	5,177	3,759	2,298
Noncontrolling interests[2]	(8)	(25)	–	(49)	(91)

Net Income attributable to Schlumberger	$3,134	$5,435	$5,177	$3,710	$2,207

Basic earnings per share of Schlumberger
Income from Continuing Operations	$2.63	$4.51	$4.36	$3.14	$1.87
Income (Loss) from Discontinued Operations	(0.02)	0.03	–	–	0.01

Net Income per share[3]	$2.62	$4.54	$4.36	$3.14	$1.87

Diluted earnings per share of Schlumberger
Income from Continuing Operations	$2.61	$4.42	$4.20	$3.01	$1.81
Income (Loss) from Discontinued Operations	(0.02)	0.03	–	–	0.01

Net Income per share	$2.59	$4.45	$4.20	$3.01	$1.82

Cash dividends declared per share	$0.84	$0.84	$0.70	$0.50	$0.42

Part II, Item 6

(Stated in millions except number of employees)

Year Ended December 31,	2009	2008	2007	2006	2005

SUMMARY OF FINANCIAL DATA
Capital expenditures	$2,395	$3,723	$2,931	$2,457	$1,593

Depreciation expense	$2,132	$1,904	$1,526	$1,232	$1,092

Avg. number of shares outstanding:
Basic	1,198	1,196	1,188	1,182	1,179

Assuming dilution	1,214	1,224	1,239	1,242	1,230

AT DECEMBER 31
Net Debt[4]	$126	$1,129	$1,857	$2,834	$532

Working capital	$6,391	$4,811	$3,551	$2,731	$3,121

Total assets	$33,465	$32,094	$27,853	$22,832	$18,077

Long-term debt	$4,355	$3,694	$3,794	$4,664	$3,591

Schlumberger stockholders’ equity	$19,120	$16,862	$14,876	$10,420	$7,592

Number of employees continuing operations	77,000	87,000	80,000	70,000	60,000

1.	Excludes amounts which are included in the segments.
2.	For details of Charges and Credits and the related income taxes and noncontrolling interests, see Note 3 of the Consolidated Financial Statements.
3.	Amounts may not add due to rounding.
4.	“Net Debt” represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Part II, Item 7

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Report.

Executive Overview

As 2009 progressed, oil prices recovered gradually from levels under $40 per barrel at the beginning of the year to over $70 per barrel by year-end. The large drop in oil demand in 2009 that resulted from the global economic recession, together with increased production capacity in spite of significant delays in new development projects, led to spare oil production capacity reaching its highest level in nearly two decades. However, the decisions by the Organization of Petroleum Exporting Countries (OPEC) at the end of 2008 to cut production, the adherence of the majority of OPEC countries to production quotas, and the improving economic outlook contributed to rising prices with stabilization at current levels. During 2009, the demand forecasts of the major energy organizations evolved with economic projections falling to a low of nearly 83 million barrels of oil per day (BOPD) in May, then increasing gradually by 1.5 million BOPD toward the end of the year. The final forecast figure of 84.4 million BOPD represented the second consecutive year-on-year drop in oil demand for the first time in 25 years. For 2010, economic projections for world real GDP growth are converging towards a median estimate of 3%, but with a significant level of uncertainty. A large gap exists between GDP growth rates of Organization for Economic Cooperation and Development (OECD) and non-OECD countries – particularly in China and in other developing Asian economies. Overall OECD country demand will remain at its lowest level in over a decade, but this will be compensated by growth in China, South East Asia and the Middle East. From a supply standpoint, the level of uncertainty in oil demand and oil prices led E&P customers to cut investment in 2009 – particularly in projects with the highest production costs – but forecasts published at the end of the year indicated a likely rise in investment in 2010.

The natural gas markets behaved differently from oil markets in 2009. The combination of the drop in gas demand that resulted from reduced industrial activity; the rise in production of unconventional gas resources in North America; and the commissioning of a number of new large LNG (Liquefied Natural Gas) exporting facilities around the world contributed to an over-supplied market with consequent pressure on spot gas prices. On a per-British Thermal Unit basis, the ratio of oil to Henry Hub gas prices increased to its highest level in the last four decades, threatening the linkage mechanisms in future long-term supply contracts. Within the United States, the world’s largest natural gas market, and despite some fuel switching in power generation from coal to gas and lower Canadian gas imports, natural gas storage levels have been significantly above the five-year range consistently since April 2009. Consequently, natural gas wellhead prices have reached their lowest levels since 2002. This has translated into the largest sustained drop in gas-related drilling and service activity since the 2001-2002 period. Nevertheless, the technological success associated with production from unconventional gas reservoirs in the United States is leading to an increasing level of interest in similar formations outside North America, particularly in Europe, which could lead to an expansion in activity when natural gas prices rebound.

Within this market, Schlumberger Oilfield Services full-year revenue in 2009 declined 16% versus 2008, falling to $20.52 billion. Lower natural gas prices and unfavorable market fundamentals led to a 37% decline in North America revenue, primarily in the US Land and Canada GeoMarkets. Europe/CIS/Africa revenue fell 13% mainly due to the weakening of local currencies against the US dollar and reduced activity in the Russia, North Sea, West & South Africa and Caspian GeoMarkets as well as at Framo Engineering. This decline however was partially offset by increased activity in the North Africa GeoMarket. Middle East & Asia revenue dropped 9% primarily due to decreases in the East Asia, East Mediterranean, Arabian and Australia/Papua New Guinea GeoMarkets. Latin America revenue was only marginally lower than last year as the impact of the weakening of

Part II, Item 7

local currencies against the US dollar and much lower activity in Venezuela/Trinidad & Tobago and Peru/ Colombia/Ecuador was nearly offset by stronger activity in Mexico/Central America and Brazil. Weakening of local currencies against the US dollar reduced 2009 revenue by approximately 4%. Across the Areas, all of the Technologies recorded revenue declines except Testing Services. IPM recorded revenue growth compared to 2008.

While customers spent less on new technology in 2009 versus the previous year, a number of recently introduced Schlumberger services made further market progress. PowerDrive* family rotary-steerable drilling systems extended their market reach, entering new markets in the North and Latin America. Scanner Family* services for advanced formation evaluation saw success in Mexico and Canada, and Well Services recorded market penetration in Saudi Arabia, Abu Dhabi and Malaysia with the range of ACTive* real-time coiled-tubing services that improve operating efficiency and well performance through the innovative use of fiber-optic cable to convey downhole information to the surface.

Investment in Oilfield Services infrastructure continued throughout the year. Significant events included the opening of a new reservoir completions manufacturing center in Damman, Saudi Arabia. Representing an investment of $25 million, the center houses a team of design and manufacturing engineers specialized in the production of downhole reservoir completions equipment. The center also provides a collaborative environment in which joint oil company and Schlumberger teams can develop and manufacture completions solutions for application across Saudi Arabia and the Middle East. In Brazil, we announced the signing of a joint cooperation agreement with the Universidade Federal do Rio de Janeiro to build a key international research center on the university’s campus. This new center will focus on research and development activities in the deepwater subsalt environment, with emphasis on the development of geosciences software for the exploration and production sector; new technologies to meet reservoir challenges in subsalt environments; and the creation of a geophysical processing and interpretation Center of Excellence covering time-lapse seismic and combined electromagnetic and seismic measurements.

A number of technology agreements and acquisitions were completed during the year to enable future product development or improve geographical reach. In May, Schlumberger acquired Techsia SA, a supplier of petrophysical software based in Montpellier, France. Techsia will become the Schlumberger Petrophysics Software Center of Excellence for the development of state-of-the-art solutions for the oil and gas exploration and production industry. In September, Schlumberger and National Oilwell Varco announced the creation of a joint venture to provide high-speed drill string telemetry systems to improve the efficiency and safety of oil and gas operations. The venture is expected to accelerate development and delivery of intelligent drilling solutions through the expanded use of the IntelliServ® Broadband Network, a patented technology that provides high resolution data in real time to and from the bottom of oil and gas wells as they are being drilled. In November, Schlumberger acquired Lonkar Services – a company providing slickline, cased-hole wireline and surface well testing services in Western Canada and Northern USA. Also in November Schlumberger signed a global cooperation agreement with Technip to jointly develop subsea integrity and surveillance solutions for the flexible pipes used in deep offshore oil and gas production. This agreement will initially focus on surveillance systems activities for new and challenging flexible pipe applications such as those required in the deepwater subsalt environment in Brazil.

Full-year 2009 revenue of WesternGeco was, at $2.12 billion, 25% lower than 2008. Revenue decreased across all product lines, with the largest declines seen in Marine and Multiclient activity. Marine revenue fell on lower activity combined with reduced pricing as a result of weak market conditions. Multiclient revenue decreased primarily in North America, as customers continued to reduce discretionary spending. Land revenue fell on lower crew utilization, while Data Processing revenue decreased reflecting lower activity primarily in Europe/Africa and in North America.

Towards the end of the year, WesternGeco announced the deployment of the next-generation UniQ* integrated point-receiver land seismic acquisition and processing system in Kuwait for the Kuwait Oil Company. The new system, designed for greater operational efficiency and flexibility, offers up to four times

Part II, Item 7

the capability of existing Q-Land* systems and is currently acquiring data from 53,000 live point-receiver channels in conjunction with the WesternGeco DX-80* Desert Explorer with MD Sweep* technology introduced the previous year.

The outlook for 2010 remains largely dependent on the prospects for the general economy. At the end of the third quarter of 2009, we indicated that we were encouraged that signs were emerging that demand for oil and gas would begin to increase. Consensus forecasts now predict that oil demand in 2010 will increase, particularly in the developing world, for the first time since 2007.

As a result we feel that oil prices are likely to be sustained at current levels and that as our customers’ confidence grows, their exploration and production budgets will increase. We feel that considerable leverage to increase investment exists in offshore markets, in Russia, as well as in certain emerging investment opportunities such as Iraq. These events will be dependent on continued increases in economic growth in the second half of the year beyond the current government stimulus packages.

For natural gas activity we remain a great deal more cautious. Despite signs of some recovery in industrial demand as well as the recent cold weather, we consider that markets remain generally oversupplied. Increased LNG flows together with further capacity being added in 2010, as well as the general uncertainty over the decline rates of unconventional gas production, have the potential to limit the current increase in the North American gas drilling rig count.

We anticipate that 2010 will be a better year for multiclient seismic, and for activity in land seismic particularly in Middle East and North Africa. While Marine activity is expected to be reasonably robust, pricing improvements will be limited due to continued new capacity additions.

Longer term we remain confident that considerably increased spending will be necessary to maintain sufficient reserves and production of hydrocarbons to meet the world’s needs. Our technology portfolio and worldwide infrastructure mean we are strongly positioned to capture growth opportunities as our customers begin to increase their investment.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

Fourth Quarter 2009 Results

(Stated in millions)
	Fourth Qtr. 2009	Third Qtr. 2009	% change
OILFIELD SERVICES
Revenue	$5,170	$4,953	4%
Pretax Operating Income	$1,006	$1,042	(3)%

WESTERNGECO
Revenue	$549	$463	19%
Pretax Operating Income	$115	$61	89%

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments as well as the charges described in detail in Note 3 to the Consolidated Financial Statements, interest on postretirement medical benefits and stock-based compensation costs.

Fourth-quarter revenue was $5.74 billion versus $5.43 billion in the third quarter of 2009. Income from continuing operations attributable to Schlumberger was $817 million – an increase of 4% sequentially.

Oilfield Services fourth-quarter revenue of $5.17 billion was up 4% compared to the third quarter of 2009. Sequential pretax segment operating income of $1.01 billion was down 3%.

WesternGeco fourth-quarter revenue of $549 million was up 19% sequentially. Fourth-quarter pretax segment operating income of $115 million was up 89% compared to the third quarter of 2009.

Part II, Item 7

Oilfield Services

Fourth-quarter revenue of $5.17 billion increased 4% sequentially, with all Areas, except Europe/CIS/Africa, contributing to the improvement. Sequential growth was driven by increased deepwater and exploration-related activity leading to demand for Wireline, Testing Services and Drilling & Measurements technologies, while growth was also recorded on land in North America, primarily from increased Well Services activity. In addition, seasonal year-end strength was seen in software and product sales in a number of GeoMarkets – in particular for SIS software and Artificial Lift products. These increases, however, were partially offset by lower activity in Russia and in the Mexico/Central America GeoMarket.

Fourth-quarter pretax operating income of $1.01 billion was down 3% sequentially. Pretax operating margin decreased 157 basis points (bps) sequentially to 19.5% primarily due to lower activity coupled with a less favorable revenue mix in Russia and in the Mexico/Central America GeoMarket. Pricing concessions made earlier in the year also contributed to the sequential decrease in margins.

North America

Fourth-quarter revenue of $873 million was 6% higher sequentially. Pretax operating income of $18.0 million was down 35% sequentially.

Sequentially, US Land GeoMarket revenue grew on increased drilling activity, the impact of which was partially diluted by lower pricing for Well Services technologies. US Gulf of Mexico GeoMarket revenue was up marginally as improved shelf activity and the beginning of a build-up in deepwater activity were hampered by downtime associated with Hurricane Ida as well as by some pricing pressure. Canada revenue was flat while Alaska GeoMarket revenue fell sequentially due to a slowdown in activity resulting from operator budget constraints.

Pretax operating margin decreased 129 bps sequentially to 2.1% as the increased activity in the US Land and Gulf of Mexico GeoMarkets was insufficient to offset the impact of a less favorable revenue mix in Canada and lower activity in the Alaska GeoMarket.

Latin America

Fourth-quarter revenue of $1.13 billion increased 5% sequentially. Pretax operating income of $178 million was down 9% sequentially.

Sequentially, Peru/Colombia/Ecuador GeoMarket revenue grew primarily on greater demand for Drilling & Measurements, Wireline and Testing Services technologies resulting from increased drilling activity. Higher SIS software and Artificial Lift product sales also contributed to this growth. Brazil revenue was higher due to increased offshore exploration activity as well as to SIS software and Completions product sales. Venezuela/Trinidad & Tobago GeoMarket recorded growth mainly from Integrated Project Management (IPM) activity while Argentina/Bolivia/Chile revenue was higher due to increased activity and SIS product sales. These increases were partially offset by a decrease in Mexico/Central America revenue as a result of reduced activity.

Pretax operating margin decreased 254 bps sequentially to 15.8% primarily as the result of the reduced activity and a less favorable revenue mix in the Mexico/Central America GeoMarket, which was only partly offset by the impact of increased activity and software and product sales in the rest of the Area.

Europe/CIS/Africa

Fourth-quarter revenue of $1.78 billion was flat sequentially. Pretax operating income of $385 million was down 9% sequentially.

Sequentially, Nigeria & Gulf of Guinea GeoMarket revenue grew as the result of strong Testing Services product sales and an increase in exploration activity that led to greater demand for Wireline services. In the West & South Africa GeoMarket revenue increased on high demand for Drilling & Measurements services. The

Part II, Item 7

North Sea GeoMarket also recorded growth from increased Well Services stimulation activity while Libya GeoMarket revenue increased on higher deepwater Testing Services and Wireline exploration activity. These increases, however, were partially offset by lower revenue in Russia as a result of client budgetary constraints which mainly affected IPM activity. Revenue was also lower in the North Africa GeoMarket on reduced Testing Services product sales and in the Caspian GeoMarket on the completion of drilling campaigns.

Pretax operating margin decreased 208 bps sequentially to 21.6% largely as the result of the lower activity in Russia.

Middle East & Asia

Fourth-quarter revenue of $1.31 billion increased 7% sequentially. Pretax operating income of $426 million was 9% higher sequentially.

Sequentially, revenue growth was driven by an increase in deepwater and exploration-related activity that led to strong demand for Wireline services. Seasonal year-end SIS software and Artificial Lift product sales also contributed to the increase in revenue.

Pretax operating margin improved 66 bps sequentially to 32.4% primarily as the result of the more favorable mix of deepwater and exploration-related activity in addition to year-end SIS software sales.

WesternGeco

Fourth-quarter revenue of $549 million increased 19% sequentially. Pretax operating income of $115 million increased 89% sequentially.

Sequential revenue growth was led by Multiclient which recorded strong year-end sales of wide-azimuth surveys in the US Gulf of Mexico. Land revenue also grew due to increased activity in the Middle East and North Africa. These increases, however, were partially offset by a significant decrease in Marine as the result of weaker pricing, project start-up delays and vessel transits.

Pretax operating margin improved 776 bps sequentially to 20.9% primarily as a result of the high Multiclient sales that were partially offset by the impact of the lower pricing and project delays in Marine.

Full-Year 2009 Results

(Stated in millions)
	Total Year 2009	Total Year 2008	% Change
OILFIELD SERVICES
Revenue	$20,518	$24,282	(16)%
Pretax Operating Income	$4,326	$6,505	(33)%

WESTERNGECO
Revenue	$2,122	$2,838	(25)%
Pretax Operating Income	$326	$836	(61)%

Oilfield Services

Full-year 2009 revenue of $20.52 billion declined 16% versus 2008. Lower natural gas prices and unfavorable market fundamentals resulted in a 37% decline in North America revenue, primarily in the US Land and Canada GeoMarkets. Europe/CIS/Africa revenue decreased 13% mainly due to the weakening of local currencies against the US dollar and reduced activity in the Russia, North Sea, West & South Africa and Caspian GeoMarkets as well as in Framo, which was partially offset by increased activity in the North Africa GeoMarket. Middle East & Asia revenue also fell by 9% primarily due to decreases in the East Asia, East Mediterranean, Arabian and Australia/Papua New Guinea GeoMarkets. Latin America revenue was only marginally lower than last year as the impact of the weakening of local currencies against the US dollar and

Part II, Item 7

much lower activity in Venezuela/Trinidad & Tobago and Peru/Colombia/Ecuador were nearly offset by stronger activity in Mexico/Central America and Brazil. Weakening of local currencies against the US dollar reduced 2009 revenue by approximately 4%. Across the Areas, all of the Technologies recorded revenue declines except Testing Services. IPM recorded revenue growth compared to the same period last year.

Full-year 2009 pretax operating margin decreased 5.7 percentage points to 21.1%, on the significant drop in activity and pricing pressure experienced across all the Areas, but most notably in North America.

North America

Revenue of $3.71 billion was 37% lower than last year with reductions across the entire Area. The decreases were highest in US Land and Canada, where lower natural gas prices resulted in a steep drop in activity and consequent pressure on pricing. Canada revenue was also lower as the result of the weakening of the Canadian dollar against the US dollar. Revenue in the US Gulf of Mexico GeoMarket was severely impacted by weaker shelf drilling activity and strong pricing pressure.

Pretax operating margin fell 17.3 percentage points to 5.8% due to the significant decline in activity levels across the Area, combined with the severe pricing erosion.

Latin America

Revenue of $4.22 billion was marginally lower compared to 2008. The weakening of local currencies against the US dollar reduced 2009 revenue by approximately 3%. In addition, Venezuela/Trinidad & Tobago revenue fell due to significantly reduced customer spending while Peru/Colombia/Ecuador revenue was lower due to reduced gain share in IPM projects. These decreases were mostly offset by higher IPM activity in Mexico/Central America and increased offshore activity in Brazil.

Pretax operating margin decreased 245 bps to 17.8% primarily as the result of the sharp activity decline in Venezuela/Trinidad & Tobago and the lower gain share in Peru/Colombia/Ecuador.

Europe/CIS/Africa

Revenue of $7.15 billion was 13% lower than last year largely due to the weakening of local currencies against the US dollar, which reduced revenue by approximately 7%. In addition, revenue was negatively impacted by reduced customer spending that resulted in significantly lower activity and pricing erosion in Russia and the North Sea. Revenue in the West & South Africa and Caspian GeoMarkets and in Framo was also negatively impacted by lower activity levels. These decreases were partially offset by a revenue increase in the North Africa GeoMarket due to strong Testing Services product sales.

Pretax operating margins declined 357 bps to 23.9% on a combination of the overall lower activity and heavy pricing pressure across the Area.

Middle East & Asia

Revenue of $5.23 billion was 9% below 2008. Revenue was down across much of the Middle East, especially in the East Mediterranean and Arabian GeoMarkets, due to reduced demand for Drilling & Measurements, Wireline and Testing Services technologies. Revenue in Asia also fell, primarily due to a decrease in offshore exploration activity, which was most significant in the East Asia and Australia/Papua New Guinea GeoMarkets, resulting in lower demand for Testing Services and Wireline technologies as well as Completion Systems products.

Pretax operating margin decreased 268 bps to 32.4% primarily as a result of the lower overall activity and a less favorable revenue mix across the Area.

Part II, Item 7

WesternGeco

Full-year revenue of $2.12 billion was 25% lower than 2008. Revenue decreased across all product lines, with the largest declines experienced in Marine and Multiclient. Marine revenue declined due to lower activity combined with reduced pricing as the result of weak market conditions. Multiclient revenue decreased primarily in North America, as customers continued to reduce discretionary spending. Land revenue fell on lower crew utilization, while Data Processing revenue was down reflecting lower activity primarily in Europe/Africa and in North America.

Pretax margin decreased 14.1 percentage points to 15.4% primarily due to the weaker Marine activity and pricing as well as lower Multiclient sales.

Revenue backlog was $1.0 billion at December 31, 2009, compared to $1.8 billion at December 31, 2008.

Full-Year 2008 Results

(Stated in millions)
	Total Year 2008	Total Year 2007	% Change
OILFIELD SERVICES
Revenue	$24,282	$20,306	20%
Pretax Operating Income	$6,505	$5,959	9%

WESTERNGECO
Revenue	$2,838	$2,963	(4)%
Pretax Operating Income	$836	$1,060	(21)%

Oilfield Services

Full-year 2008 revenue of $24.28 billion increased 20% versus 2007 driven by Area growth of 28% in Latin America, 24% in Europe/CIS/Africa, 18% in Middle East & Asia and 11% in North America. All Technologies experienced double-digit growth, most notably in Well Services, Drilling & Measurements and Wireline.

Pretax operating income of $6.50 billion in 2008 was 9% higher than 2007. However, pretax operating margin declined 256 bps to 26.8% primarily due to reduced pricing for well stimulation services in the US land GeoMarkets, a higher mix of low-margin third-party managed services in the Mexico/Central America GeoMarket and cost inflation across all Areas.

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

Latin America

Revenue of $4.23 billion was 28% higher than 2007 on double-digit growth across all GeoMarkets. The Mexico/Central America GeoMarket increased on significantly higher IPM activity while the Peru/Colombia/Ecuador GeoMarket also experienced increased IPM activity in addition to robust demand for Wireline services and for Artificial Lift products and SIS software. The Brazil GeoMarket grew on higher offshore activity that resulted in stronger demand for Well Testing, Wireline and Well Services technologies. The Venezuela/Trinidad and Tobago GeoMarket experienced increased demand for Wireline, Drilling & Measurements and Well Services activities.

Part II, Item 7

Pretax operating margin of 20.3% declined 262 bps versus 2007 as a result of an increased mix of low-margin third-party managed services in the Mexico/Central America GeoMarket and cost inflation across the Area.

Europe/CIS/Africa

Revenue of $8.18 billion increased 24% versus the same period last year. Growth was led by Russia which experienced strong demand for Wireline, Well Services and Drilling & Measurements technologies. The West & South Africa, North Sea and Caspian GeoMarkets grew on increased exploration-related services as well as strong demand for Well Services technologies. The Continental Europe GeoMarket was higher due to strong drilling-related activities and demand for SIS offerings. The consolidation of Framo also contributed to the increase.

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

WesternGeco

Full-year 2008 revenue of $2.84 billion was 4% lower than 2007. Multiclient revenue was down primarily as the result of significantly lower client discretionary spending in the fourth quarter of 2008, while Land decreased on lower crew utilization. These decreases were partially offset by increases in Marine, as a result of additional vessel capacity and higher pricing, and in Data Processing, which experienced a growth in activity in all geographic areas.

Pretax operating margin of 29.5% decreased 634 bps due to significantly lower Multiclient sales, reduced Land activity and cost inflation that affected Marine operations.

Revenue backlog was $1.8 billion at December 31, 2008, compared to $1.2 billion at December 31, 2007.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2009	2008	2007
Interest income	$61	$119	$162
Equity in net earnings of affiliated companies	209	293	244
Other[1]	3	(10)	25

	$273	$402	$431

1.	Refer to Note 3 to the Consolidated Financial Statements for details.

Interest Income

The average return on investments decreased to 1.4% in 2009 from 3.5% in 2008 and the weighted average investment balance of $4.5 billion in 2009 increased $1.1 billion compared to 2008.

The average return on investments decreased to 3.5% in 2008 from 5.2% in 2007 and the weighted average investment balance of $3.4 billion in 2008 increased $286 million compared to 2007.

Part II, Item 7

Equity in Net Earnings of Affiliated Companies

The equity in net earnings of affiliated companies primarily represents Schlumberger’s share of the results of its 40% interest in the M-I SWACO drilling fluids joint venture with Smith International, Inc. Schlumberger’s equity income from this joint venture was $131 million in 2009, $210 million in 2008 and $178 million in 2007. The decrease in equity income relating to this joint venture from 2008 to 2009 was attributable to a significant decline in M-I SWACO activity levels, primarily in its United States and Europe/Africa regions, as well as increased pricing pressures.

Interest Expense

Interest expense of $221 million in 2009 decreased by $26 million compared to 2008 due to a decline in the weighted average borrowing rates, from 4.5% to 3.9%. The weighted average debt balance of $5.6 billion in 2009 increased $148 million compared to 2008.

Interest expense of $247 million in 2008 decreased by $28 million compared to 2007 due to a decline in the weighted average borrowing rates, from 5.0% to 4.5%. The weighted average debt balance of $5.5 billion in 2008 was essentially flat compared to 2007.

Other

Gross margin was 23.4%, 30.2% and 33.5% in 2009, 2008 and 2007, respectively.

The decline in gross margin in 2009 compared to 2008 was primarily attributable to lower activity coupled with the impact of a significant reduction in pricing across all of Oilfield Services, most notably in North America and Europe/CIS/Africa. Weaker Marine activity and pricing and reduced Multiclient sales in WesternGeco also contributed to the margin decline.

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

Research & engineering, Marketing and General & administrative expenses, as a percentage of Revenue, were as follows:

	2009	2008	2007
Research & engineering	3.5%	3.0%	3.1%
Marketing	0.4%	0.4%	0.4%
General & administrative	2.4%	2.2%	2.2%

Research & engineering expenditures, by segment, were as follows:

(Stated in millions)
	2009	2008	2007
Oilfield Services	$679	$686	$595
WesternGeco	108	118	120
Other	15	15	13

	$802	$819	$728

Income Taxes

The Schlumberger effective tax rate was 19.6% in 2009, 20.9% in 2008, and 21.9% in 2007.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

Part II, Item 7

The decrease in the Schlumberger effective tax rate over the past two years has been primarily attributable to the geographic mix of earnings. Schlumberger has generated a lower proportion of its pretax earnings in North America in each of the last two years. In addition, outside North America, various GeoMarkets with lower tax rates have contributed a greater percentage to pretax earnings.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2009, 2008 and 2007. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2009 charges:

(Stated in millions)
	Pretax	Tax	Non- controlling Interests	Net	Income Statement Classification
–Workforce reductions	$102	$(17)	$–	$85	Cost of revenue
–Postretirement benefits curtailment	136	(14)	–	122	Cost of revenue

	$238	$(31)	$–	$207

The following is a summary of the 2008 charges:

(Stated in millions)
	Pretax	Tax	Non- controlling Interests	Net	Income Statement Classification
–Workforce reduction	$74	$(9)	$–	$65	Cost of revenue
–Provision for doubtful accounts	32	(8)	(6)	18	Cost of revenue
–Other	10	–	–	10	Interest and other income, net

	$116	$(17)	$(6)	$93

The following is a summary of the 2007 credits:

(Stated in millions)
	Pretax	Tax	Non- controlling Interests	Net	Income Statement Classification
–Gain on sale of workover rigs	$(24)	$7	$–	$(17)	Interest and other income, net

Cash Flow

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Part II, Item 7

Details of Net Debt follow:

(Stated in millions)
	2009	2008	2007
Net Debt, beginning of year	$(1,129)	$(1,857)	$(2,834)
Net income	3,142	5,460	5,177
Depreciation and amortization[1]	2,476	2,269	1,954
Pension and other postretirement benefits expense	306	127	155
Pension and other postretirement benefits curtailment charge	136	–	–
Pension and other postretirement benefits funding	(1,149)	(318)	(294)
Excess of equity income over dividends received	(103)	(235)	(189)
Stock -based compensation expense	186	172	136
Increase in working capital	(204)	(592)	(541)
Capital expenditures	(2,395)	(3,723)	(2,931)
Multiclient seismic data capitalized	(230)	(345)	(260)
Dividends paid	(1,006)	(964)	(771)
Stock repurchase program	(500)	(1,819)	(1,355)
Proceeds from employee stock plans	206	351	622
Eastern Echo acquisition	–	–	(699)
Other business acquisitions and minority interest investments	(514)	(345)	(281)
Conversion of debentures	–	448	656
Translation effect on net debt	(59)	166	(128)
Other	711	76	(274)

Net Debt, end of year	$(126)	$(1,129)	$(1,857)

1.	Includes multiclient seismic data costs.

(Stated in millions)
	Dec. 31	Dec. 31	Dec. 31
Components of Net Debt	2009	2008	2007
Cash	$243	$189	$197
Short-term investments	4,373	3,503	2,972
Fixed income investments, held to maturity	738	470	440
Short-term borrowings and current portion of long-term debt	(804)	(1,598)	(1,318)
Convertible debentures	(321)	(321)	(769)
Other long-term debt	(4,355)	(3,372)	(3,379)

	$(126)	$(1,129)	$(1,857)

Key liquidity events during 2009, 2008 and 2007 included:

•	During the third quarter of 2009, Schlumberger issued $450 million of 3.00% Guaranteed Notes due 2013. The proceeds from these notes were used to refinance existing debt obligations.

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

•	In September 2008, Schlumberger issued €500 million 5.25% Guaranteed Notes due 2013. Schlumberger entered into agreements to swap these Euro notes for US dollars on the date of issue

Part II, Item 7

until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.74%. The proceeds from these notes were used to repay commercial paper borrowings.

•

On April 20, 2006, the Schlumberger Board of Directors approved a share repurchase program of up to 40 million shares of common stock to be acquired in the open market before April 2010, subject to market conditions. This program was completed during the second quarter of 2008.

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $1.43 billion had been repurchased as of December 31, 2009.

The following table summarizes the activity under these share repurchase programs during 2009, 2008 and 2007:

(Stated in thousands except per share amounts and prices)

	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
2009	$500,097	7,825.0	$63.91
2008	$1,818,841	21,064.7	$86.35
2007	$1,355,000	16,336.1	$82.95

•

Cash flow provided by operations was $5.3 billion in 2009, $6.9 billion in 2008 and $6.3 billion in 2007. The decline in cash flow from operations in 2009 as compared to 2008 was primarily driven by the decrease in net income experienced in 2009 and the significant pension plan contributions made during 2009, offset by an improvement in working capital requirements. The improvement in 2008 as compared to 2007 was driven by the net income increase experienced in 2008 offset by required investments in working capital.

The reduction in cash flows experienced by some of Schlumberger’s customers as a result of global economic conditions could have significant adverse effects on their financial condition. This could result in, among other things, delay in, or nonpayment of, amounts that are owed to Schlumberger, which could have a material adverse effect on Schlumberger’s results of operations and cash flows. At times in recent quarters, Schlumberger has experienced delays in payments from certain of its customers. Schlumberger operates in approximately 80 countries. At December 31, 2009, only three of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one represented greater than 10%.

•

During 2008 and 2007, Schlumberger announced that its Board of Directors had approved increases in the quarterly dividend of 20% and 40%, respectively. Total dividends paid during 2009, 2008 and 2007 were $1.0 billion, $964 million and $771 million, respectively.

•

Capital expenditures were $2.4 billion in 2009, $3.7 billion in 2008 and $2.9 billion in 2007. Capital expenditures in 2008 and 2007 reflected the record activity levels experienced in those years. The decrease in capital expenditures in 2009 as compared to 2008 is primarily due to the significant activity decline during 2009.

Oilfield Services capital expenditures are expected to approach $2.4 billion for the full year 2010 as compared to $1.9 billion in 2009 and $3.0 billion in 2008.

WesternGeco capital expenditures are expected to approach $0.3 billion for the full year 2010 as compared to $0.5 billion in 2009 and $0.7 billion in 2008.

Part II, Item 7

•

During 2009, 2008 and 2007 Schlumberger made contributions of $1.1 billion, $290 million and $250 million, respectively, to its defined benefit pension plans. The US pension plans were 92% funded at December 31, 2009 based on the projected benefit obligation. This compares to 69% funded at December 31, 2008.

Schlumberger’s international defined benefit pension plans are a combined 85% funded at December 31, 2009 based on the projected benefit obligation. This compares to 69% funded at December 31, 2008.

Schlumberger currently anticipates contributing approximately $500 million to $600 million to its defined benefit pension plans in 2010, subject to market and business conditions.

•	Schlumberger repaid approximately $1.9 billion of debt during 2009 compared to $0.8 billion during 2008 and $0.7 billion during 2007.

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

At December 31, 2008, there were no outstanding Series A debentures. There were $321 million outstanding Series B debentures at both December 31, 2009 and 2008.

•

On December 10, 2007, Schlumberger completed the acquisition of Eastern Echo for $838 million in cash. Net assets acquired included $320 million of cash and investments and $182 million of long-term debt.

As of December 31, 2009, Schlumberger had approximately $4.6 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $2.8 billion was available and unused as of December 31, 2009. This included $2.5 billion of committed facilities which support commercial paper borrowings in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger’s total outstanding debt at December 31, 2009 was $5.5 billion and included approximately $0.4 billion of commercial paper borrowings. The total outstanding debt increased approximately $0.2 billion compared to December 31, 2008.

Summary of Major Contractual Obligations

(Stated in millions)
		Payment Period
Contractual Obligations	Total	2010	2011 – 2012	2013 – 2014	After 2014
Debt[1]	$5,479	$1,125	$1,680	$2,674	$–
Operating Leases	$958	$247	$313	$140	$258
Purchase Obligations[2]	$925	$737	$178	$10	$–

	$7,362	$2,109	$2,171	$2,824	$258

1.

Excludes future payments for interest. Includes, in 2010, amounts relating to the $321 million of 2.125% Series B Convertible Debentures which are described in Note 11 of the Consolidated Financial Statements.

Part II, Item 7

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

As discussed in Note 15 of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2009 is approximately $1.03 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Multiclient Seismic Data

The WesternGeco segment capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2009 and 2008 was $288 million and $287 million, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year straight-line amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future revenues, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, future cash flows are analyzed primarily based on two pools of surveys: United States and non-United States. The United States and non-United States pools were determined to be the most appropriate level at which to perform the impairment review based upon a number of factors including (i) various macroeconomic factors that influence the ability to successfully market surveys and (ii) the focus of the sales force and related costs. Certain larger surveys, which are typically prefunded by customers, are analyzed for impairment on a survey by survey basis.

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

Goodwill, Intangible Assets and Long-Lived Assets

Schlumberger records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of Schlumberger’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values at the time of the annual goodwill impairment tests for 2009, 2008 and 2007.

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

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 6.00% at December 31, 2009 and 6.50% at December 31, 2008.

•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 5.89% at December 31, 2009 and 6.48% at December 31, 2008.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans increased from 6.50% in 2008 to 6.94% in 2009.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans was increased from 5.80% in 2008 to 6.81% in 2009.

A higher discount rate decreases the present value of benefit obligations and decreases expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets for the United States pension plans was 8.50% in both 2009 and 2008. The weighted average expected rate of return on plan assets for the international plans was 8.35% in 2009 and 8.00% in 2008. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine both the 2009 postretirement medical expense as well as the postretirement medical liability as of December 31, 2009 was 8% graded to 5% over the next six years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

(Stated in millions)
Change in Assumption	Effect on 2009 Pretax Pension Expense	Effect on Dec. 31, 2009 Liability

25 basis point decrease in discount rate	+$13	+$226
25 basis point increase in discount rate	- $13	- $210
25 basis point decrease in expected return on plan assets	+$11	–
25 basis point increase in expected return on plan assets	- $11	–

Part II, Item 7, 7A

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)
Change in Assumption	Effect on 2009 Pretax Postretirement Medical Expense	Effect on Dec. 31, 2009 Liability

25 basis point decrease in discount rate	+$3	+$35
25 basis point increase in discount rate	- $2	- $33
100 basis point decrease per annum in medical cost trend rate	- $14	- $126
100 basis point increase per annum in medical cost trend rate	+$21	+$154

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates, commodity prices and interest rates.

As a multinational company, Schlumberger conducts business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s revenue in 2009 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% increase or decrease in the average exchange rates of all the foreign currencies in 2009 would have changed revenue by approximately 1%. If the 2009 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by approximately 4%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by approximately 4%.

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency. For financial reporting purposes, such transactions are remeasured into US dollars at the official exchange rate, which until January 2010 was fixed at 2.15 Venezuelan bolivares fuertes per US dollar, despite significant inflation in recent periods. In January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. Schlumberger is in the process of evaluating what exchange rate will apply to Schlumberger’s local currency denominated transactions. Such rate is expected to be between 2.6 and 4.3 Venezuelan bolivars fuertes per US dollar. Schlumberger does not expect the immediate impact of this devaluation to have a significant impact on its first quarter 2010 results of operations. Going forward, although this devaluation will result in a reduction in the US dollar reported amount of local currency denominated revenues and expenses, the impact will not be material to Schlumberger’s consolidated financial statements.

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

At December 31, 2009, contracts were outstanding for the US dollar equivalent of $4.3 billion in various foreign currencies.

Schlumberger is subject to the risk of market price fluctuations of certain commodities, such as metals and fuel. Schlumberger utilizes forward contracts to manage a small percentage of the price risk associated with forecast metal purchases. As of December 31, 2009, $4 million of commodity forward contracts were outstanding.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates. At

Part II, Item 7A

December 31, 2009, Schlumberger had fixed rate debt aggregating approximately $4.2 billion and variable rate debt aggregating approximately $1.3 billion. Schlumberger has entered into interest rate swaps relating to $1.1 billion of its fixed rate debt as of December 31, 2009 whereby Schlumberger will receive interest at a fixed rate and pay interest at a variable rate.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $5.1 billion at December 31, 2009, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds and are substantially all denominated in US dollars. The average return on investment was 1.4% in 2009.

The following table represents principal amounts of Schlumberger’s debt at December 31, 2009 by year of maturity:

(Stated in millions)
	Expected Maturity Dates
	2010	2011	2012	2013	2014	Total
Fixed rate debt
2.125% Series B Convertible Debentures	$321					$321
5.14% Guaranteed Notes	238					238
5.875% Guaranteed Bonds		$362				362
6.5% Notes			$649			649
5.25% Guaranteed Bonds				$727		727
3.00% Guaranteed Notes				449		449
4.50% Guaranteed Bonds					$1,449	1,449

Total fixed rate debt	$559	$362	$649	$1,176	$1,449	$4,195
Variable rate debt	$567	$294	$375	$20	$29	$1,285

Total	$1,126	$656	$1,024	$1,196	$1,478	$5,480

The fair market value of the outstanding fixed rate debt was approximately $4.6 billion as of December 31, 2009. The weighted average interest rate on the variable rate debt as of December 31, 2009 was approximately 1.7%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and gas prices; operating margins; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions expected pension and post-retirement funding; expected stock compensation costs; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; pricing erosion; seasonal factors; and other risks and uncertainties described elsewhere in this Form 10-K, including under “Item 1A. Risk Factors”. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Part II, Item 8

Item 8.    Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in millions, except per share amounts)
Year Ended December 31,	2009	2008	2007

Revenue	$22,702	$27,163	$23,277
Interest and other income, net	273	402	431
Expenses
Cost of revenue	17,395	18,968	15,481
Research & engineering	802	819	728
Marketing	88	95	82
General & administrative	535	584	517
Interest	221	247	275

Income from Continuing Operations before taxes	3,934	6,852	6,625
Taxes on income	770	1,430	1,448

Income from Continuing Operations	3,164	5,422	5,177
Income (Loss) from Discontinued Operations	(22)	38	–

Net Income	3,142	5,460	5,177
Net income attributable to noncontrolling interests	(8)	(25)	–

Net Income attributable to Schlumberger	$3,134	$5,435	$5,177

Schlumberger amounts attributable to:
Income from Continuing Operations	$3,156	$5,397	$5,177
Income (Loss) from Discontinued Operations	(22)	38	–

Net Income	$3,134	$5,435	$5,177

Basic earnings per share of Schlumberger:
Income from Continuing Operations	$2.63	$4.51	$4.36
Income (Loss) from Discontinued Operations	(0.02)	0.03	–

Net Income(1)	$2.62	$4.54	$4.36

Diluted earnings per share of Schlumberger:
Income from Continuing Operations	$2.61	$4.42	$4.20
Income (Loss) from Discontinued Operations	(0.02)	0.03	–

Net Income	$2.59	$4.45	$4.20

Average shares outstanding
Basic	1,198	1,196	1,188
Assuming dilution	1,214	1,224	1,239

(1)	Amounts may not add due to rounding

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)
December 31,	2009	2008

ASSETS
Current Assets
Cash	$243	$189
Short-term investments	4,373	3,503
Receivables less allowance for doubtful accounts (2009 – $160; 2008 – $133)	6,088	6,258
Inventories	1,866	1,919
Deferred taxes	154	184
Other current assets	926	933

	13,650	12,986
Fixed Income Investments, held to maturity	738	470
Investments in Affiliated Companies	2,306	1,870
Fixed Assets less accumulated depreciation	9,660	9,690
Multiclient Seismic Data	288	287
Goodwill	5,305	5,189
Intangible Assets	786	820
Deferred Taxes	376	565
Other Assets	356	217

	$33,465	$32,094

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,003	$5,318
Estimated liability for taxes on income	878	1,007
Dividend payable	253	252
Long-term debt – current portion	444	1,139
Short-term borrowings	360	459
Convertible debentures	321	–

	7,259	8,175
Convertible Debentures	–	321
Other Long-term Debt	4,355	3,372
Postretirement Benefits	1,660	2,369
Other Liabilities	962	923

	14,236	15,160

Equity
Common stock	4,777	4,668
Treasury stock	(5,002)	(4,796)
Retained earnings	22,019	19,891
Accumulated other comprehensive loss	(2,674)	(2,901)

Schlumberger stockholders’ equity	19,120	16,862
Noncontrolling interests	109	72

	19,229	16,934

	$33,465	$32,094

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)
Year Ended December 31,	2009	2008	2007

Cash flows from operating activities:
Net Income	$3,142	$5,460	$5,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization[1]	2,476	2,269	1,954
Earnings of companies carried at equity, less dividends received	(103)	(235)	(183)
Deferred income taxes	373	(6)	22
Stock-based compensation expense	186	172	136
Pension and other postretirement benefits expense	306	127	155
Pension and other postretirement benefits curtailment charge	136	–	–
Pension and other postretirement benefits funding	(1,149)	(318)	(294)
Other non-cash items	162	128	33
Change in operating assets and liabilities: [2]
Decrease (increase) in receivables	155	(944)	(1,017)
Decrease (increase) in inventories	64	(299)	(356)
Decrease (increase) in other current assets	9	(198)	(92)
(Decrease) increase in accounts payable and accrued liabilities	(293)	683	502
(Decrease) increase in estimated liability for taxes on income	(361)	(94)	328
Increase in other liabilities	43	97	16
Other – net	165	57	(94)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,311	6,899	6,287

Cash flows from investing activities:
Capital expenditures	(2,395)	(3,723)	(2,931)
Multiclient seismic data capitalized	(230)	(345)	(260)
Acquisition of Eastern Echo, net of cash acquired	–	–	(838)
Other business acquisitions and investments, net of cash acquired	(514)	(345)	(281)
Purchase of investments, net	(1,113)	(598)	(89)
Other	228	(132)	(230)

NET CASH USED IN INVESTING ACTIVITIES	(4,024)	(5,143)	(4,629)

Cash flows from financing activities:
Dividends paid	(1,006)	(964)	(771)
Proceeds from employee stock purchase plan	96	177	148
Proceeds from exercise of stock options	110	174	474
Tax benefit on stock options	4	137	75
Stock repurchase program	(500)	(1,819)	(1,355)
Proceeds from issuance of long-term debt	1,973	1,281	455
Repayment of long-term debt	(1,754)	(601)	(584)
Net (decrease) increase in short-term borrowings	(111)	(210)	(72)

NET CASH USED IN FINANCING ACTIVITIES	(1,188)	(1,825)	(1,630)

Cash flow from discontinued operations – operating activities	(45)	63	–

Net increase (decrease) in cash before translation effect	54	(6)	28
Translation effect on cash	–	(2)	3
Cash, beginning of year	189	197	166

Cash, end of year	$243	$189	$197

1.	Includes multiclient seismic data costs.
2.	Net of the effect of business acquisitions.

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2007	$3,381	$(2,911)	$11,118	$(1,169)	$2	$10,421
Comprehensive income:
Net income			5,177		2
Currency translation adjustments				(33)
Changes in fair value of derivatives				11
Deferred employee benefits liabilities				18
Total comprehensive income						5,175
Shares sold to optionees less shares exchanged	195	279				474
Shares granted to Directors	1					1
Shares issued under employee stock purchase plan	87	46				133
Stock repurchase program		(1,355)				(1,355)
Stock-based compensation cost	136					136
Shares issued on conversions of debentures	263	392				655
Acquisition of noncontrolling interest					58	58
Other	(2)					(2)
Dividends declared ($0.70 per share)			(833)			(833)
Tax benefit on stock options	75					75

Balance, December 31, 2007	4,136	(3,549)	15,462	(1,173)	62	14,938
Comprehensive income:
Net income			5,435		25
Currency translation adjustments				(82)	(1)
Changes in fair value of derivatives				(135)
Deferred employee benefits liabilities				(1,511)
Total comprehensive income						3,731
Shares sold to optionees less shares exchanged	20	154				174
Shares granted to Directors	1					1
Shares issued under employee stock purchase plan	115	57				172
Stock repurchase program		(1,819)				(1,819)
Stock-based compensation cost	172					172
Shares issued on conversions of debentures	86	361				447
Other	1				(14)	(13)
Dividends declared ($0.84 per share)			(1,006)			(1,006)
Tax benefit on stock options	137					137

Balance, December 31, 2008	4,668	(4,796)	19,891	(2,901)	72	16,934
Comprehensive income:
Net income			3,134		8
Currency translation adjustments				17	1
Changes in fair value of derivatives				143
Deferred employee benefits liabilities				67
Total comprehensive income						3,370
Shares sold to optionees less shares exchanged	(22)	132				110
Shares granted to Directors		1				1
Vesting of restricted stock	(20)	20				–
Shares issued under employee stock purchase plan	25	141				166
Stock repurchase program		(500)				(500)
Stock-based compensation cost	186					186
Other	(64)				28	(36)
Dividends declared ($0.84 per share)			(1,006)			(1,006)
Tax benefit on stock options	4					4

Balance, December 31, 2009	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2007	1,334	(156)	1,178
Shares sold to optionees less shares exchanged	–	14	14
Shares issued under employee stock purchase plan	–	2	2
Stock repurchase program	–	(16)	(16)
Issued on conversions of debentures	–	18	18

Balance, December 31, 2007	1,334	(138)	1,196
Shares sold to optionees less shares exchanged	–	5	5
Shares issued under employee stock purchase plan	–	2	2
Stock repurchase program	–	(21)	(21)
Issued on conversions of debentures	–	12	12

Balance, December 31, 2008	1,334	(140)	1,194
Shares sold to optionees less shares exchanged	–	4	4
Vesting of restricted stock	–	1	1
Shares issued under employee stock purchase plan	–	4	4
Stock repurchase program	–	(8)	(8)

Balance, December 31, 2009	1,334	(139)	1,195

See the Notes to Consolidated Financial Statements

Part II, Item 8

Notes to Consolidated Financial Statements

1.    Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in the Netherlands Antilles) and its subsidiaries (collectively, “Schlumberger”) form the world’s leading supplier of technology, integrated project management, and information solutions to customers in the oil and gas industry worldwide, providing the industry’s widest range of services and products from exploration through production. Schlumberger consists of two business segments: Oilfield Services and WesternGeco. The Oilfield Services segment provides the industry’s widest range of exploration and production services required during the life of an oil and gas reservoir. WesternGeco provides comprehensive worldwide reservoir imaging, monitoring, and development services, with extensive seismic crews and data processing centers as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management.

2.    Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Translation of Non-United States Currencies

The functional currency of Schlumberger is primarily the US dollar. All assets and liabilities recorded in functional currencies other than US dollars are translated at current exchange rates. The resulting

Part II, Item 8

adjustments are charged or credited directly to the Stockholders’ Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction gains, net of hedging activities, of $73 million, $8 million and $17 million were recognized in 2009, 2008 and 2007 respectively.

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2009 – $184 million; December 31, 2008 – $194 million). Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially denominated in US dollars. They are stated at cost plus accrued interest, which approximates market. Short-term investments that are designated as trading are stated at fair value, which is estimated using quoted market prices for those or similar investments. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2009 and 2008.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as a significant portion have original maturities in excess of three months.

Fixed Income Investments, held to maturity at December 31, 2009 of $738 million mature as follows: $274 million in 2011, $289 million in 2012, $60 million in 2013 and $115 million in 2014.

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

Multiclient Seismic Data

The multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. This data may be acquired and/or processed by Schlumberger or subcontractors. Multiclient surveys are primarily generated utilizing Schlumberger resources. Schlumberger capitalizes costs directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4- year straight-line amortized value.

The carrying value of the multiclient library is reviewed for impairment annually as well as when an event or change in circumstance indicating impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future cash flows, which involves significant judgment on the

Part II, Item 8

part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period.

Goodwill, Other Intangibles and Long-lived Assets

Schlumberger records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill is tested for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of Schlumberger’s individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

For purposes of performing the impairment test for goodwill, the Schlumberger reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco segment. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. Determining the fair value of a reporting unit is a matter of judgment and involves the use of significant estimates and assumptions. Schlumberger’s estimates of the fair value of each of its reporting units were significantly in excess of their respective carrying values for 2009, 2008 and 2007. Schlumberger performs the annual goodwill impairment test of its WesternGeco reporting unit on October 1st of every year while the reporting units comprising the Oilfield Services segment are tested as of December 31 st.

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

Taxes on Income

Schlumberger computes taxes on income in accordance with the tax rules and regulations of the many taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pretax income for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, an appropriate provision for deferred income taxes is made. Any effect of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of the deferred tax asset will not be realized in the future, Schlumberger provides a corresponding valuation allowance against deferred tax assets.

Schlumberger’s tax filings are subject to regular audit by the tax authorities in most of the jurisdictions in which it conducts business. These audits may result in assessments for additional taxes which are resolved

Part II, Item 8

with the authorities or, potentially, through the courts. Schlumberger recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the year in which such resolution occurs.

At December 31, 2009, approximately $18 billion of consolidated income retained for use in the business represented undistributed earnings of consolidated subsidiaries and Schlumberger’s share of equity method investees. Schlumberger has not recorded deferred taxes relating to any of its undistributed earnings as they are all considered to be either indefinitely reinvested or earnings that would not be taxed when remitted.

Concentration of Credit Risk

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, fixed income investments held to maturity, receivables from clients and derivative financial instruments. Schlumberger places its cash, short-term investments and fixed income investments held to maturity with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests. The receivables from clients are spread over many countries and customers. Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. By using derivative financial instruments to hedge exposure to changes in exchange rates and, commodity prices, Schlumberger exposes itself to some credit risk. Schlumberger minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

Research & Engineering

All research and engineering expenditures are expensed as incurred.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by first adding back to net income the interest expense on the convertible debentures and then dividing this adjusted net income attributable to Schlumberger by the sum of (i) unvested restricted stock units; and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes (a) that all stock options which are in the money are exercised at the beginning of the period and that the proceeds are used by Schlumberger to purchase shares at the average market price for the period, and (b) the conversion of the convertible debentures.

Part II, Item 8

The following is a reconciliation from basic earnings per share to diluted earnings per share from continuing operations for each of the last three years:

(Stated in million except per share amounts)
	Schlumberger Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2009:
Basic	$3,156	1,198	$2.63

Assumed conversion of debentures	8	8
Assumed exercise of stock options	–	7
Unvested restricted stock	–	1

Diluted	$3,164	1,214	$2.61

2008:
Basic	$5,397	1,196	$4.51

Assumed conversion of debentures	12	13
Assumed exercise of stock options	–	13
Unvested restricted stock	–	2

Diluted	$5,409	1,224	$4.42

2007:
Basic	$5,177	1,188	$4.36

Assumed conversion of debentures	24	29
Assumed exercise of stock options	–	21
Unvested restricted stock	–	1

Diluted	$5,201	1,239	$4.20

Employee stock options to purchase approximately 17.1 million, 5.8 million and 0.8 million shares of common stock at December 31, 2009, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive.

Recently Issued Accounting Pronouncements

Effective, January 1, 2009, Schlumberger adopted newly issued accounting guidance that changed the accounting for, and reporting of, minority interest (now referred to as noncontrolling interests). Noncontrolling interests are now classified as Equity in the Schlumberger Consolidated Balance Sheet.

The new guidance also changed the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent.

Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

Part II, Item 8

3.    Charges and Credits

Schlumberger recorded the following Charges and Credits in continuing operations during 2009, 2008 and 2007:

2009

Second quarter of 2009:

•

Schlumberger continued to reduce its global workforce as a result of the slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector. As a result of these actions, Schlumberger recorded a pretax charge of $102 million ($85 million after-tax), which is classified in Cost of revenue in the Consolidated Statement of Income. These workforce reductions were completed by the end of 2009.

•

As a consequence of these workforce reductions, Schlumberger recorded pretax non-cash pension and other postretirement benefit curtailment charges of $136 million ($122 million after-tax). These costs are classified in Cost of revenue in the Consolidated Statement of Income. Refer to Note 19 – Pension and Other Benefit Plans for further details.

The following is a summary of these charges:

(Stated in millions)
	Pretax	Tax	Net

- Workforce reductions	$102	$(17)	$85
- Postretirement benefits curtailment	136	(14)	122

	$238	$(31)	$207

2008

Fourth quarter of 2008:

•

Due to the continuing slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector, Schlumberger took actions to reduce its global workforce. As a result of these actions, Schlumberger recorded a pretax charge of $74 million ($65 million after-tax), which is classified in Cost of revenue in the Consolidated Statement of Income.

•

Schlumberger wrote off certain assets, primarily accounts receivable relating to one client with liquidity issues. Accordingly, Schlumberger recorded a pretax charge of $42 million ($28 million after-tax and noncontrolling interest). $32 million of the pretax charge is classified in Cost of revenue in the Consolidated Statement of Income, with the remaining $10 million classified in Interest and other income, net.

The following is a summary of these charges:

(Stated in millions)
	Pretax	Tax	Non- controlling Interests	Net

- Workforce reduction	$74	$(9)	$–	$65
- Provision for doubtful accounts	32	(8)	(6)	18
- Other	10	–	–	10

	$116	$(17)	$(6)	$93

Part II, Item 8

2007

Fourth quarter of 2007:

•

Schlumberger sold certain workover rigs for $32 million, resulting in a pretax gain of $24 million ($17 million after-tax) which is classified in Interest and other income, net in the Consolidated Statement of Income.

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

Other Acquisitions

Schlumberger has made other acquisitions and minority interest investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $514 million during 2009, $345 million during 2008, and $281 million during 2007.

Pro forma results pertaining to the above acquisitions are not presented as the impact was not significant.

5.    Drilling Fluids Joint Venture

The MI-SWACO drilling fluids joint venture is owned 40% by Schlumberger and 60% by Smith International, Inc. Schlumberger records income relating to this venture using the equity method of accounting. The carrying value of Schlumberger’s investment in the joint venture on December 31, 2009 and 2008 was $1.4 billion and $1.3 billion, respectively, and is included within Investments in Affiliated Companies on the Consolidated Balance Sheet. Schlumberger’s equity income from this joint venture was $131 million in 2009, $210 million in 2008 and $178 million in 2007. Schlumberger received cash distributions from the joint venture of $106 million in 2009, $57 million in 2008 and $46 million in 2007.

The joint venture agreement contains a provision under which either party to the joint venture may offer to sell its entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the prices specified in the offer notice.

Part II, Item 8

6.    Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31,	2009	2008

Raw materials & field materials	$1,646	$1,674
Work in process	74	113
Finished goods	146	132

	1,866	1,919

7.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2009	2008

Land	$141	$119
Buildings & improvements	1,806	1,611
Machinery & equipment	17,939	16,916
Seismic vessels and related equipment	924	544
Seismic vessels under construction	695	962

	21,505	20,152
Less accumulated depreciation	11,845	10,462

	$9,660	$9,690

The estimated useful lives of Buildings & improvements are primarily 30 to 40 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years with the related equipment generally depreciated over 5 years.

Depreciation expense relating to fixed assets was $2.1 billion, $1.9 billion and $1.5 billion in 2009, 2008 and 2007, respectively.

8.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2009	2008

Balance at beginning of year	$287	$182
Capitalized in year	230	345
Charged to cost of revenue	(229)	(240)

	$288	$287

Part II, Item 8

9.    Goodwill

The changes in the carrying amount of goodwill by business segment were as follows:

(Stated in millions)
	Oilfield Services	Western Geco	Total

Balance, January 1, 2008	$4,185	$957	$5,142
Additions	49	58	107
Impact of change in exchange rates	(60)	–	(60)

Balance, December 31, 2008	4,174	1,015	5,189
Additions	121	–	121
Impact of change in exchange rates	(5)	–	(5)

Balance, December 31, 2009	$4,290	$1,015	$5,305

10.    Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. At December 31, the gross book value and accumulated amortization of intangible assets were as follows:

(Stated in millions)
	2009			2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value

Software	$339	$262	$77	$337	$233	$104
Technology	527	163	364	465	117	348
Customer Relationships	355	80	275	345	56	289
Other	121	51	70	124	45	79

	$1,342	$556	$786	$1,271	$451	$820

Amortization expense was $114 million in 2009, $124 million in 2008 and $124 million in 2007.

The weighted average amortization period for all intangible assets is approximately 12 years.

Amortization expense for the subsequent five years is estimated to be as follows: 2010 – $109 million, 2011 – $101 million, 2012 – $96 million, 2013 – $77 million and 2014 – $72 million.

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

Part II, Item 8

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

There were $321 million of the Series B debentures outstanding at both December 31, 2009 and December 31, 2008. The fair value of the Series B debentures at December 31, 2009 and December 31, 2008 was $527 million and $398 million, respectively, and was based on quoted market prices.

Other Long-term Debt

Other Long-term Debt consists of the following:

(Stated in millions)
As at December 31,	2009	2008

5.25% Guaranteed Notes due 2013	$727	$714
6.5% Notes due 2012	649	647
5.875% Guaranteed Bonds due 2011	362	355
4.50% Guaranteed Notes due 2014	1,449	–
3.00% Guaranteed Notes due 2013	449	–
5.14% Guaranteed Notes due 2010	–	203
Commercial paper borrowings	358	771
Other variable rate debt	360	682

	4,354	3,372
Fair value adjustment – hedging	1	–

	$4,355	$3,372

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

Part II, Item 8

for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%.

In September 2008, Schlumberger issued €500 million 5.25% Guaranteed Notes due 2013. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.74%.

Commercial paper borrowings outstanding at December 31, 2009 and 2008 include certain notes issued in currencies other than the US dollar which were swapped for US dollars and pounds sterling on the date of issue until maturity. Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.

At December 31, 2009, Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $2.8 billion was available and unused. This included $2.5 billion of committed facilities which support commercial paper programs in the United States and Europe, and mature in April 2012. Interest rates and other terms of borrowing under these lines of credit vary from country to country. Borrowings under the commercial paper programs at December 31, 2009 were $0.4 billion ($1.1 billion at December 31, 2008). At December 31, 2008 $0.4 billion of the commercial paper borrowings were classified within Long-term debt – current portion in the Consolidated Balance Sheet.

A summary of Other Long-term Debt by currency, analyzed by Bonds and Notes, Commercial Paper (CP) and Other, at December 31 follows. As described in further detail above, the currencies are presented after taking into account currency swaps entered into on the date of issuance until maturity.

(Stated in millions)
	2009				2008
	Bonds and Notes	CP	Other	Total	Bonds and Notes	CP	Other	Total

US dollar	$3,274	$–	$59	$3,333	$1,361	$525	$188	$2,074
Euro	362	135	231	728	355	–	106	461
Pound sterling	–	223	51	274	–	246	46	292
Norwegian kroner	–	–	19	19	–	–	342	342
Canadian dollar	–	–	–	–	203	–	–	203

	$3,636	$358	$360	$4,354	$1,919	$771	$682	$3,372

The weighted average interest rate on variable rate debt as of December 31, 2009 was 1.7%.

Other Long-term Debt as of December 31, 2009, is due as follows: $656 million in 2011, $1.024 billion in 2012, $1.196 billion in 2013 and $1.478 billion in 2014.

The fair value of Schlumberger’s Other Long-term Debt at December 31, 2009 and December 31, 2008 was $4.6 billion and $3.4 billion, respectively, and was estimated based on quoted market prices.

12.    Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s revenue in 2009 was denominated in US dollars. However,

Part II, Item 8

outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar – reported expenses will increase (decrease).

Schlumberger is exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Other Comprehensive Income (Loss). Amounts recorded in Other Comprehensive Income (Loss) are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of hedging instruments, if any, is recorded directly to earnings.

At December 31, 2009, Schlumberger recognized a cumulative net $40 million gain in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At December 31, 2009, contracts were outstanding for the US dollar equivalent of $4.3 billion in various foreign currencies.

Commodity Price Risk

Schlumberger is exposed to the impact of market fluctuations in the price of certain commodities, such as metals and fuel. Schlumberger utilizes forward contracts to manage a small percentage of the price risk associated with forecasted metal purchases. The objective of these contracts is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. These contracts do not qualify for hedge accounting treatment and therefore, changes in the fair value of the forward contracts are recorded directly to earnings.

At December 31, 2009, $4 million of commodity forward contracts were outstanding.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates.

During the third quarter of 2009, Schlumberger entered into interest rate swaps relating to two of its debt instruments. The first swap was for a notional amount of $600 million in order to hedge a portion of the changes in fair value of Schlumberger’s $650 million 6.50% Notes due 2012. Under the terms of this swap agreement, Schlumberger will receive interest at a fixed rate of 6.5% semi-annually and will pay interest semi-annually at a floating rate of one-month LIBOR plus a spread of 4.84%. The second swap was for a notional amount of $450 million in order to hedge changes in the fair value of Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger will receive interest at a fixed rate of 3.00% annually and will pay interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%.

Part II, Item 8

These interest rate swaps are designated as fair value hedges of the underlying debt. These derivative instruments are marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.

At December 31, 2009, Schlumberger had fixed rate debt aggregating approximately $3.2 billion and variable rate debt aggregating approximately $2.3 billion, after taking into account the effects of the interest rate swaps.

The fair values of outstanding derivative instruments are summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Classification
Derivative assets	Dec. 31 2009	Dec. 31 2008

Derivative designated as hedges:
Foreign exchange contracts	$14	$62	Other current assets
Foreign exchange contracts	81	3	Other Assets

	$95	$65

Derivative not designated as hedges:
Commodity contracts	$1	$–	Other current assets
Foreign exchange contracts	11	30	Other current assets
Foreign exchange contracts	28	8	Other Assets

	$40	$38

	$135	$103

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$15	$148	Accounts payable and accrued liabilities
Foreign exchange contracts	51	53	Other Liabilities

	$66	$201

Derivative not designated as hedges:
Commodity contracts	$3	$4	Accounts payable and accrued liabilities
Foreign exchange contracts	–	5	Accounts payable and accrued liabilities
Foreign exchange contracts	25	–	Other Liabilities

	$28	$9

	$94	$210

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in Income
	2009	2008	Classification

Derivatives designated as fair value hedges:
Foreign exchange contracts	$105	$(122)	Cost of revenue
Interest rate swaps	6	–	Interest expense

	$111	$(122)

Derivatives not designated as hedges:
Foreign exchange contracts	$32	$(11)	Cost of revenue
Commodity contracts	2	(6)	Cost of revenue

	$34	$(17)

Part II, Item 8

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCI into Income		Classification
	2009	2008

Foreign exchange contracts	$95	$(19)	Cost of revenue
Foreign exchange contracts	(15)	5	Research & engineering

	$80	$(14)

(Stated in millions)
	Gain (Loss) Recognized in OCI
	2009	2008

Foreign exchange contracts	$223	$(149)

13.    Stockholders’ Equity

Schlumberger is authorized to issue 3,000,000,000 shares of common stock, par value $0.01 per share, of which 1,194,812,901 and 1,194,100,845 shares were outstanding on December 31, 2009 and 2008, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

The following is a reconciliation of Accumulated Other Comprehensive Income (Loss):

(Stated in millions)
	Accumulated Other Comprehensive Income (Loss)
	Currency Translation Adjustments	Fair Value of Derivatives	Deferred Employee Benefits Liabilities	Total

Balance, January 1, 2007	$(788)	$21	$(402)	$(1,169)
Currency translation adjustments	(33)			(33)
Changes in fair value of derivatives		11		11
Amortization of prior service cost			(20)	(20)
Amortization of actuarial net loss			56	56
Unrecognized prior service cost arising in the year			(32)	(32)
Actuarial net gains arising in the year			120	120
Deferred taxes			(106)	(106)

Balance, December 31, 2007	(821)	32	(384)	(1,173)
Currency translation adjustments	(82)			(82)
Changes in fair value of derivatives		(135)		(135)
Amortization of prior service cost			(20)	(20)
Amortization of actuarial net loss			34	34
Unrecognized prior service cost arising in the year			(1,077)	(1,077)
Actuarial net losses arising in the year			(725)	(725)
Deferred taxes			277	277

Balance, December 31, 2008	(903)	(103)	(1,895)	(2,901)
Currency translation adjustments	17			17
Changes in fair value of derivatives		143		143
Amortization of prior service cost			97	97
Amortization of actuarial net loss			32	32
Impact of curtailment			96	96
Unrecognized prior service cost arising in the year			27	27
Actuarial net losses arising in the year			(237)	(237)
Deferred taxes			52	52

Balance, December 31, 2009	$(886)	$40	$(1,828)	$(2,674)

Part II, Item 8

14.    Stock Compensation Plans

Schlumberger has three types of stock-based compensation programs: stock options, a restricted stock and restricted stock unit program (collectively referred to as “restricted stock”) and a discounted stock purchase plan (“DSPP”).

Stock Options

Key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price equals the average of the high and low sales prices of Schlumberger stock on the date of grant; an option’s maximum term is generally ten years, and options generally vest in increments over four or five years. The gain on the awards granted during the period from July 2003 to January 2006 is capped at 125% of the exercise price. Awards granted subsequent to January 2006 do not have a cap on any potential gain and generally vest in increments over five years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2009	2008	2007
Dividend yield	1.2%	1.0%	1.1%
Expected volatility	34%	31%	33%
Risk free interest rate	2.2%	3.2%	4.7%
Expected option life in years	6.9	7.0	6.9
Weighted-average fair value per share	$13.92	$29.33	$25.94

The following table summarizes information concerning outstanding and options exercisable by five ranges of exercise prices as of December 31, 2009:

(Shares stated in thousands)
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise prices range	Options Outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Options Exercisable	Weighted- average exercise price

$19.035-$32.455	7,081	3.15	$28.35	7,081	$28.35
$32.618-$37.845	8,300	7.92	$36.79	2,038	$33.56
$38.532-$54.235	9,431	5.45	$50.48	6,644	$50.11
$56.605-$73.995	5,129	7.27	$60.69	1,757	$60.88
$84.930-$110.775	5,559	8.05	$88.56	1,153	$89.96

	35,500	6.24	$50.30	18,673	$43.53

The weighted average remaining contractual life of stock options exercisable as of December 31, 2009 was 4.47 years.

The following table summarizes stock option activity during the years ended December 31, 2009, 2008 and 2007:

(Shares stated in thousands)
	2009		2008		2007
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	32,301	$50.36	35,719	$41.02	48,679	$36.36
Granted	7,981	$40.87	5,422	$84.95	4,399	$66.48
Exercised	(3,851)	$29.00	(5,444)	$32.69	(13,789)	$34.89
Forfeited	(931)	$58.82	(3,396)	$42.68	(3,570)	$31.74

Outstanding at year-end	35,500	$50.30	32,301	$50.36	35,719	$41.02

Part II, Item 8

The aggregate intrinsic value of stock options outstanding as of December 31, 2009 was approximately $660 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2009 was approximately $430 million.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $103 million, $119 million and $607 million, respectively.

Restricted Stock

Schlumberger began granting restricted stock in 2006. Restricted stock awards generally vest at the end of three years, with the exception of certain grants which vest over a two-year period with a subsequent two-year holding period. There have not been any grants to date that are subject to performance-based vesting.

The following table summarizes information about restricted stock transactions:

(Shares stated in thousands)
	2009		2008		2007
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value

Unvested at beginning of year	1,701	$66.49	885	$65.14	637	$65.21
Granted	304	48.14	863	68.04	286	64.71
Vested	(580)	65.15	(18)	65.35	–	–
Forfeited	(82)	69.23	(29)	72.44	(38)	63.12

Unvested at end of year	1,343	$62.75	1,701	$66.49	885	$65.14

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2009	2008	2007

Dividend yield	1.1%	0.9%	0.9%
Expected volatility	44%	34%	34%
Risk free interest rate	0.3%	2.7%	5.0%
Weighted average fair value per share	$9.76	$17.21	$11.52

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	2009	2008	2007

Stock options	$118	$111	$94
Restricted stock	32	31	19
DSPP	36	30	23

	$186	$172	$136

At December 31, 2009, there was $275 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. Approximately $107 million is expected to be recognized in 2010, $88 million is expected to be recognized in 2011, $56 million in 2012, $21 million in 2013 and $3 million in 2014.

Part II, Item 8

15.    Income Tax Expense

Schlumberger operates in more than 100 jurisdictions, where statutory tax rates generally vary from 0% to 50%.

Income from Continuing Operations before taxes which were subject to United States and non-United States income taxes for each of the three years ended December 31, was as follows:

(Stated in millions)
	2009	2008	2007

United States	$86	$1,432	$1,754
Outside United States	3,848	5,420	4,871

Pretax income	$3,934	$6,852	$6,625

Schlumberger recorded $238 million of pretax charges in 2009 ($73 million in the US and $165 million outside the US) and $116 million in 2008 ($15 million in the US and $101 million outside the US). Schlumberger recorded a pretax credit outside the US of $25 million in 2007. These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets were as follows:

(Stated in millions)
	2009	2008

Postretirement benefits	$447	$556
Multiclient seismic data	104	121
Intangible assets	(122)	(106)
Other, net	101	178

	$530	$749

The above deferred tax assets at December 31, 2009 and 2008 are net of valuation allowances relating to net operating losses in certain countries of $251 million and $197 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $17 million at December 31, 2009 ($140 million at December 31, 2008) which expires in 2010 and a foreign tax credit carryforward of $30 million at December 31, 2009 ($49 million at December 31, 2008) which expires in 2012.

The components of Taxes on income were as follows:

(Stated in millions)
	2009	2008	2007

Current:
United States – Federal	$(191)	$453	$538
United States – State	(6)	34	54
Outside United States	594	949	834

	$397	$1,436	$1,426

Deferred:
United States – Federal	$247	$23	$(3)
United States – State	13	1	8
Outside United States	86	(12)	38
Valuation allowance	27	(18)	(21)

	$373	$(6)	$22

Consolidated taxes on income	$770	$1,430	$1,448

Part II, Item 8

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2009	2008	2007

US statutory federal rate	35%	35%	35%
US state income taxes	–	1	1
Non-US income taxed at different rates	(16)	(13)	(12)
Effect of equity method investment	–	(1)	(1)
Charges	1	–	–
Other	–	(1)	(1)

Effective income tax rate	20%	21%	22%

Schlumberger conducts business in more than 100 jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Due to the geographic breadth of the Schlumberger operations, numerous tax audits may be ongoing throughout the world at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the period in which such resolution occurs.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2009, 2008 and 2007 is as follows:

(Stated in millions)
	2009	2008	2007

Balance at beginning of year	$877	$858	$730
Additions based on tax positions related to the current year	178	223	187
Additions for tax positions of prior years	36	19	16
Impact of changes in exchange rates	39	(72)	21
Settlements with tax authorities	(16)	(20)	(8)
Reductions for tax positions of prior years	(68)	(111)	(55)
Reductions due to the lapse of the applicable statute of limitations	(20)	(20)	(33)

Balance at end of year	$1,026	$877	$858

The amounts above exclude accrued interest and penalties of $168 million, $136 million and $130 million at December 31, 2009, 2008 and 2007 respectively. All of the unrecognized tax benefits, if recognized, would impact the Schlumberger effective tax rate.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2009, 2008 and 2007, Schlumberger recognized approximately $32 million, $25 million and $36 million in interest and penalties, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2004 – 2009
Canada	2002 – 2009
Mexico	2004 – 2009
Russia	2006 – 2009
Saudi Arabia	2003 – 2009
United Kingdom	2006 – 2009
United States	2005 – 2009

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

16.    Leases and Lease Commitments

Total rental expense was $1.0 billion in 2009, $1.1 billion in 2008, and $913 million in 2007. Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)
2010	$247
2011	187
2012	126
2013	78
2014	62
Thereafter	258

$958

17.    Contingencies

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

In 2009, Schlumberger learned that United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Schlumberger is cooperating with the governmental authorities and is currently unable to predict the outcome of these matters.

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

The Oilfield Services segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: North America, Latin America, Europe including the CIS and Africa, and Middle East & Asia. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir.

The WesternGeco segment provides comprehensive worldwide reservoir imaging, monitoring and development services with extensive seismic crews and data processing centers, as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management.

Part II, Item 8

Financial information for the years ended December 31, 2009, 2008 and 2007, by segment, is as follows:

(Stated in millions)
	2009
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$3,707	$216	$2,264	$433	$272
Latin America	4,225	753	3,117	261	393
Europe/CIS/Africa	7,150	1,707	4,603	653	824
Middle East & Asia	5,234	1,693	3,162	531	417
Elims/Other	202	(43)	1,630	1	21

	20,518	4,326	14,776	1,879	1,927

WESTERNGECO	2,122	326	3,065	566	463
Goodwill and Intangible assets			6,091
All other assets			1,873
Corporate	62	(344)	7,660	31	5
Interest income		52
Interest expense		(188)
Charges & credits		(238)

	$22,702	$3,934	$33,465	$2,476	$2,395

(Stated in millions)
	2008
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,914	$1,371	$2,728	$433	$750
Latin America	4,230	858	2,529	223	414
Europe/CIS/Africa	8,180	2,244	4,410	600	988
Middle East & Asia	5,724	2,005	3,503	496	762
Elims/Other	234	27	2,014	(9)	128

	24,282	6,505	15,184	1,743	3,042

WESTERNGECO	2,838	836	2,956	518	680
Goodwill and Intangible assets			6,009
All other assets			1,914
Corporate	43	(268)	6,031	8	1
Interest income		112
Interest expense		(217)
Charges & credits		(116)

	$27,163	$6,852	$32,094	$2,269	$3,723

Part II, Item 8

(Stated in millions)
	2007
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditure

OFS
North America	$5,345	$1,537	$2,369	$367	$591
Latin America	3,295	755	1,951	185	292
Europe/CIS/Africa	6,602	1,885	3,489	451	920
Middle East & Asia	4,869	1,707	2,874	393	772
Other	195	75	1,706	5	(18)

	20,306	5,959	12,389	1,401	2,557

WESTERNGECO	2,963	1,060	2,650	546	359
Goodwill and Intangible assets			6,045
All other assets			1,748
Corporate	8	(311)	5,021	7	15
Interest income		160
Interest expense		(268)
Charges and credits		25

	$23,277	$6,625	$27,853	$1,954	$2,931

Oilfield Services Other include certain headquarter administrative costs which are not allocated geographically, manufacturing and certain other operations, and other cost and income items maintained at the Oilfield Services level.

Corporate and Other is comprised principally of corporate expenses as well as interest income and interest expense not allocated to the segments in addition to interest on postretirement medical benefits, stock-based compensation costs and certain other nonoperating expenses. Corporate assets consist of cash, short-term investments, fixed income investments, held to maturity and investments in affiliates.

Segments assets consist of receivables, inventories, fixed assets and multiclient seismic data.

During each of the three years ended December 31, 2009, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2009, 2008 and 2007 was $3.7 billion, $5.9 billion and $5.6 billion, respectively.

Interest income excludes amounts which are included in the segments’ income (2009 – $10 million: 2008 – $7 million; 2007 – $2 million).

Interest expense excludes amounts which are included in the segments’ income (2009 – $33 million; 2008 – $30 million; 2007 – $7 million).

Depreciation & Amortization includes multiclient seismic data costs.

19.    Pension and Other Benefit Plans

Pension Plans

Schlumberger sponsors several defined benefit pension plans that cover substantially all U.S. employees hired prior to October 1, 2004. The benefits are based on years of service and compensation, on a career-average pay basis.

In addition to the United States defined benefit pension plans, Schlumberger sponsors several other international defined benefit pension plans. The most significant of these international plans are the International Staff Pension Plan, which was converted from a defined contribution plan to a defined benefit

Part II, Item 8

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

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2009	2008	2007	2009	2008	2007

Discount rate	6.94%	6.50%	6.00%	6.81%	5.80%	5.20%
Compensation increases	4.00%	4.00%	4.00%	4.93%	4.90%	4.50%
Return on plan assets	8.50%	8.50%	8.50%	8.35%	8.00%	8.00%

Net pension cost for 2009, 2008 and 2007 included the following components:

(Stated in millions)

	US			International
	2009	2008	2007	2009	2008	2007

Service cost – benefits earned during the period	$52	$56	$58	$67	$33	$35
Interest cost on projected benefit obligation	143	130	120	189	58	52
Expected return on plan assets	(166)	(162)	(147)	(181)	(75)	(67)
Amortization of net loss	29	13	26	–	11	18
Amortization of prior service cost	5	7	7	117	1	–

	63	44	64	192	28	38
Curtailment charge	32	–	–	98	–	–

	$95	$44	$64	$290	$28	$38

Due to the actions taken by Schlumberger to reduce its global workforce (See Note 3 – Charges and Credits), Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in certain of its pension plans and its postretirement medical plan. Accordingly, Schlumberger recorded a curtailment charge of $136 million during the second quarter of 2009 ($130 million relating to the pension plans and $6 million relating to the postretirement medical plan). The curtailment charge includes recognition of the change in benefit obligations as well as a portion of the previously unrecognized prior service costs, reflecting the reduction in expected future service for the impacted plans. As a result of the curtailment, Schlumberger performed a remeasurement of the impacted plans using a discount rate of 7.25% (as compared to 6.50% at December 31, 2008). All other significant assumptions were unchanged from December 31, 2008 measurement date.

As the International Staff Pension Plan was converted to a defined benefit pension plan during the fourth quarter of 2008, the net pension cost for this plan was not significant in 2008.

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2009	2008	2009	2008

Discount rate	6.00%	6.50%	5.89%	6.48%
Compensation increases	4.00%	4.00%	4.93%	4.80%

Part II, Item 8

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2009	2008	2009	2008
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$2,150	$2,030	$2,767	$1,063
Service cost	52	56	67	33
Interest cost	143	131	189	58
Contributions by plan participants	–	–	61	2
Actuarial losses/(gains)	191	33	449	(218)
Currency effect	–	–	69	(257)
Benefits paid	(110)	(100)	(97)	(28)
Impact of Curtailment	13	–	(3)	–
Impact of International Staff Pension Plan	–	–	–	2,114
Other	–	–	16	–

Projected benefit obligation at end of year	$2,439	$2,150	$3,518	$2,767

Change in Plan Assets
Plan assets at fair value at beginning of year	$1,490	$2,170	$1,913	$977
Actual return/(loss) on plan assets	358	(572)	444	(103)
Currency effect	–	–	69	(259)
Company contributions	516	2	586	288
Contributions by plan participants	–	–	61	2
Benefits paid	(110)	(100)	(97)	(28)
Impact of International Staff Pension Plan	–	–	–	1,037
Other	–	(10)	–	(1)

Plan assets at fair value at end of year	$2,254	$1,490	$2,976	$1,913

Funded status	$(185)	$(660)	$(542)	$(854)

Amounts Recognized in Balance Sheet
Other Assets	$–	$–	$–	$23
Postretirement Benefits	(185)	(660)	(542)	(877)

Net amount recognized	$(185)	$(660)	$(542)	$(854)

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial losses	$833	$877	$335	$141
Prior service cost	36	46	881	1,080

	$869	$923	$1,216	$1,221

Accumulated benefit obligation	$2,226	$1,972	$3,257	$2,317

The funded status position represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation, but does not include an assumption about future compensation levels.

The weighted-average allocation of plan assets and the target allocation by asset category are as follows:

	US			International
	Target	2009	2008	Target	2009	2008
Equity securities	50 – 60%	48%	57%	55 – 70%	59%	64%
Debt securities	28 – 38	38	33	20 – 35	32	28
Cash and cash equivalents	–	8	1	–	4	2
Other investments	0 – 12	6	9	0 – 10	5	6

	100%	100%	100%	100%	100%	100%

Part II, Item 8

Schlumberger’s investment policy includes various guidelines and procedures designed to ensure that assets are prudently invested in a manner necessary to meet the future benefit obligation of the pension plans. The policy does not permit the direct investment of plan assets in any Schlumberger security. Schlumberger’s investment horizon is long-term and accordingly the target asset allocations encompass a strategic, long-term perspective of capital markets, expected risk and return behavior and perceived future economic conditions. The key investment principles of diversification, assessment of risk and targeting the optimal expected returns for given levels of risk are applied. The target asset allocation is reviewed periodically and is determined based on a long-term projection of capital market outcomes, inflation rates, fixed income yields, returns, volatilities and correlation relationships. The inclusion of any given asset class in the target asset allocation is considered in relation to its impact on the overall risk/return characteristics as well as its impact on the overall investment return. As part of its strategy, Schlumberger may utilize certain derivative instruments, such as options, futures, swaps and forwards, within the plans to manage risks (currency, interest rate, etc.) or as a substitute for physical securities or to obtain exposure to different markets.

Asset performance is monitored frequently with an overall expectation that plan assets will meet or exceed the weighted index of its target asset allocation and component benchmark over rolling five year periods.

The expected long-term rate of return on assets assumptions reflect the average rate of earnings expected on funds invested or to be invested. The assumptions have been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of Schlumberger’s pension plan assets at December 31, 2009, by asset category, was as follows:

(Stated in millions)
	US Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)

Asset Catergory:
Cash and Cash Equivalents	$191	$191	$–	$–
Equity Securities :
U.S.(a)	710	710
International(b)	355	280	75
Debt securities:
Corporate bonds(c)	193		193
Government and government-related debt securities(d)	462	161	301
Government agency collateralized mortgage obligations and mortgage backed securities(e)	136		136
Other collateralized mortgage obligations and mortgage-backed securities(f)	71		71
Other Investments:
Private equity(g)	99			99
Real estate(h)	37			37

Total	$2,254	$1,342	$776	$136

Part II, Item 8

(Stated in millions)
	International Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)

Asset Catergory:
Cash and Cash Equivalents	$111	$111	$–	$–
Equity Securities:
U.S.(a)	1,113	1,113
International(b)	643	643
Debt securities:
Corporate bonds(c)	257	11	246
Government and government-related(d)	492	378	114
Government agency collateralized mortgage obligations and mortgage backed securities(e)	137	20	117
Other collateralized mortgage obligations and mortgage-backed securities(f)	70		70
Other Investments:
Private equity(g)	87			87
Real estate(h)	66			66

Total	$2,976	$2,276	$547	$153

The fair values presented above were determined based on valuation techniques categorized as follows:

•	Level one: The use of quoted prices in active markets for identical instruments.

•

Level two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level three: The use of significantly unobservable inputs and that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.
(b)	International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.
(c)	Corporate bonds consist primarily of investment grade bonds from diversified industries.
(d)	Government and government-related debt securities are comprised primarily of inflation protected U.S. treasuries and, to a lesser extent, other government-related securities.
(e)	Government agency collateralized mortgage obligations and mortgage backed-securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by governmental and quasi-governmental entities.
(f)	Other collateralized mortgage obligations and mortgage-backed securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by a private entities.
(g)	Private equity includes investments in several fund of funds limited partnerships.
(h)	Real estate primarily includes investments in real estate limited partnerships, concentrated in commercial real estate.

Part II, Item 8

The funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $500 million to $600 million to its defined benefit pension plans in 2010, subject to market and business conditions.

Postretirement Benefits Other than Pensions

Schlumberger and its United States subsidiary provide certain health care benefits to former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation at December 31,		Net Periodic Benefit Cost for the year
	2009	2008	2009	2008	2007

Discount rate	6.00%	6.50%	6.94%	6.50%	6.00%
Return on plan assets	–	–	8.00%	8.00%	8.00%
Current medical cost trend rate	8.00%	9.00%	8.00%	9.00%	9.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015	2015	2012	2011

The net periodic benefit cost for the US postretirement medical plan included the following components:

(Stated in millions)
	2009	2008	2007

Service cost – benefits earned during the period	$19	$23	$22
Interest cost on projected benefit obligation	56	52	47
Expected return on plan assets	(2)	(3)	(2)
Amortization of prior service credit	(25)	(27)	(27)
Amortization of net loss	3	10	13

	51	55	53
Curtailment charge	6	–	–

	$57	$55	$53

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)
	2009	2008

Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of year	$862	$792
Service cost	19	23
Interest cost	56	53
Contributions by plan participants	5	5
Actuarial losses	67	22
Benefits paid	(31)	(33)
Impact of curtailment	13	–

Benefit obligation at end of year	$991	$862

Change in Plan Assets
Plan assets at fair value at beginning of year	$29	$39
Company contributions	47	28
Contributions by plan participants	5	5
Benefits paid	(31)	(33)
Actual return/(loss) on plan assets	8	(10)

Plan assets at fair value at end of year	58	$29

Funded Status	$(933)	$(833)

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial losses	$223	$92
Prior service cost	(56)	(168)

	$167	$(76)

Part II, Item 8

The underfunded position is included in Postretirement Benefits in the Consolidated Balance Sheet.

Assumed health care cost trend rates have a significant effect on the amounts reported for the U.S. postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

(Stated in millions)
	One percentage point increase	One percentage point decrease

Effect on total service and interest cost components	$13	$(11)
Effect on accumulated postretirement benefit obligation	$154	$(126)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan (which is disclosed net of the annual Medicare Part D subsidy, which ranges from $3 million to $10 million per year) were as follows:

(Stated in millions)
	Pension Benefits		Postretirement Medical Plan
	US	International

2010	$114	$118	$41
2011	117	129	45
2012	121	139	47
2013	125	150	50
2014	129	162	53
2015 – 2019	733	976	309

Included in Accumulated Other Comprehensive Income at December 31, 2009 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated amounts that will be amortized from the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic benefit cost during the year-ending December 31, 2010 is as follows:

(Stated in millions)
	Pension Plans	Postretirement Medical Plan
Net actuarial losses	$77	$11
Prior service cost / (credit)	$116	$(21)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $418 million, $482 million and $408 million in 2009, 2008 and 2007, respectively.

Part II, Item 8

20.     Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)
	2009	2008	2007

Interest	$249	$289	$269
Income taxes	$665	$1,158	$1,127

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
	2009	2008

Payroll, vacation and employee benefits	$1,047	$1,126
Trade	1,793	1,872
Other	2,163	2,320

	$5,003	$5,318

Interest and other income, net includes the following:

(Stated in millions)
	2009	2008	2007

Interest income	$61	$119	$162
Equity in net earnings of affiliated companies	209	293	244
Other	3	(10)	25

	$273	$402	$431

Allowance for doubtful accounts is as follows:

(Stated in millions)
	2009	2008	2007

Balance at beginning of year	$133	$86	$115
Provision	54	65	9
Amounts written off	(27)	(18)	(38)

Balance at end of year	$160	$133	$86

Discontinued Operations

During the fourth quarter of 2009, Schlumberger recorded a net $22 million charge related to the resolution of a customs assessment pertaining to its former offshore contract drilling business, as well as the resolution of certain contingencies associated with other previously disposed of businesses. This amount is included in Income (Loss) from Discontinued Operations in the Consolidated Statement of Income.

During the first quarter of 2008, Schlumberger recorded a gain of $38 million related to the resolution of a contingency associated with a previously disposed of business. This gain is included in Income (Loss) from Discontinued Operations in the Consolidated Statement of Income.

Subsequent Events

Subsequent events have been evaluated through February 5, 2010, which is the date the financial statements were issued.

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

Schlumberger Limited management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment Schlumberger Limited management has concluded that, as of December 31, 2009, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger Limited’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Part II, Item 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Houston, Texas
February 5, 2010

Part II, Item 8, 9, 9A, 9B

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2009 and 2008.

(Stated in millions except per share amounts)
	Revenue	Gross Margin [1,2]	Net Income attributable to Schlumberger [2]	Earnings per share of Schlumberger [2]
				Basic	Diluted
Quarters-2009
First	$6,000	$1,511	$938	$0.78	$0.78
Second[3]	5,528	1,119	613	0.51	0.51
Third	5,430	1,309	787	0.66	0.65
Fourth	5,744	1,367	795	0.66	0.65

	$22,702	$5,307	$3,134	$2.62	$2.59

Quarters-2008
First	$6,290	$1,932	$1,338	$1.12	$1.09
Second	6,746	2,137	1,420	1.19	1.16
Third	7,259	2,292	1,526	1.27	1.25
Fourth[4]	6,868	1,835	1,150	0.96	0.95

	$27,163	$8,195	$5,435	$4.54	$4.45

1.	Gross margin equals Revenue less Cost of revenue.
2.	Amounts may not add due to rounding.
3.	Net income in the second quarter of 2009 includes after-tax charges of $207 million.
4.	Net income in the fourth quarter of 2008 includes after-tax charges of $93 million.

*	Mark of Schlumberger

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures. Based upon Schlumberger’s evaluation, the CEO and the CFO have concluded that, as of December 31, 2009, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Schlumberger files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

See Management’s Report on Internal Control Over Financial Reporting.

Item 9B.    Other Information.

None.

Part III, Item 10, 11, 12

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 4. Submission of Matters to a Vote of Security Holders – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2010 Proxy Statement is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in Schlumberger’s 2010 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information under the captions “Security Ownership by Certain Beneficial Owners” and “Security Ownership by Management” in Schlumberger’s 2010 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2009 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of such outstanding options, warrants and rights	(c) Number of secutities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	36,842,774	$48.47	18,672,633
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	36,842,774	$48.47	18,672,633

*	Excluding securities reflected in column (a)

Equity compensation plans approved by Schlumberger stockholders include the Schlumberger 1994 Stock Option Plan, as amended; the Schlumberger 1998 Stock Option Plan, as amended; the Schlumberger 2001 Stock Option Plan, as amended; the Schlumberger 2005 Stock Incentive Plan, as amended; the Schlumberger 2008 Stock Incentive Plan, as amended; the Schlumberger Discounted Stock Purchase Plan and the Schlumberger 2004 Stock and Deferral Plan for Non-Employee Directors.

Part III, Item 13, 14

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2010 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2010 Proxy Statement is incorporated herein by reference.

Part IV, Item 15

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of 20%-50% owned companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2) Financial Statement Schedules not required

(3) Exhibits: the exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2010	SCHLUMBERGER LIMITED

	By:	/s/ HOWARD GUILD
Howard Guild Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

* Andrew Gould	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ SIMON AYAT Simon Ayat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ HOWARD GUILD Howard Guild	Chief Accounting Officer (Principal Accounting Officer)

* Philippe Camus	Director

* Jamie S. Gorelick	Director

* Tony Isaac	Director

* Nikolay Kudryavtsev	Director

* Adrian Lajous	Director

* Michael E. Marks	Director

* Leo Rafael Reif	Director

* Tore Sandvold	Director

* Henri Seydoux	Director

* Linda G. Stuntz	Director

/s/ ALEXANDER C. JUDEN *By Alexander C. Juden Attorney-in-Fact	February 5, 2010

INDEX TO EXHIBITS

Exhibit
Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 12, 2006 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on April 21, 2005 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	3.2

Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.1

First Supplemental Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.2

Schlumberger 1994 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on
Form 10-K for year ended December 31, 2009) (+)

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.7 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)

Form of Option Agreement, Capped Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.9

Form of Option Agreement, Capped Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.10

Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (+) (*)	10.11

		Exhibit

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (+) (*)		10.12

Employment Agreement dated January 18, 2007 and effective as of March 1, 2007, between Schlumberger Limited and Jean-Marc Perraud (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 22, 2007) (+)		10.13

Employment Agreement dated June 9, 2009 and effective as of May 1, 2009, between Schlumberger Limited and Dalton Boutte (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)		10.14

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)		10.15

Subsidiaries (*)		21

Consent of Independent Registered Public Accounting Firm (*)		23

Powers of Attorney (*) Philippe Camus Jamie S. Gorelick Andrew Gould Tony Isaac Nikolay Kudryavtsev Adrian Lajous Michael E. Marks Leo Rafael Reif Tore I. Sandvold Henri Seydoux Linda G. Stuntz	dated: January 21, 2010	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)		31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)		31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)		32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)		32.2

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (*)		101

(*)	Exhibits physically filed with this Form 10-K. All other exhibits are incorporated by reference.

(+)	Management contracts or compensatory plans or arrangements.