Form 10-Q
period 2010-03-31
SCHLUMBERGER LTD /NV/
filed 2010-04-28
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
March 31, 2010	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

5599 SAN FELIPE, 17th FLOOR HOUSTON, TEXAS, U.S.A.	77056

PARKSTRAAT 83 THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,192,808,544

SCHLUMBERGER LIMITED

First Quarter 2010 Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Three Months Ended March 31,
	2010	2009
Revenue	$5,598	$6,000
Interest & other income, net	64	77
Expenses
Cost of revenue	4,343	4,510
Research & engineering	207	190
General & administrative	144	130
Merger & integration	35	—
Interest	45	55

Income before taxes	888	1,192
Taxes on income	214	252

Net Income	674	940
Net income attributable to noncontrolling interests	(2)	(2)

Net Income attributable to Schlumberger	$672	$938

Schlumberger amounts attributable to:
Net Income	$672	$938

Basic earnings per share of Schlumberger:
Net Income	$0.56	$0.78

Diluted earnings per share of Schlumberger:
Net Income	$0.56	$0.78

Average shares outstanding:
Basic	1,195	1,196
Assuming dilution	1,215	1,210

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Mar. 31, 2010 (Unaudited)	Dec. 31, 2009
ASSETS
Current Assets
Cash	$271	$243
Short-term investments	3,932	4,373
Receivables less allowance for doubtful accounts (2010—$144; 2009—$160)	5,972	6,088
Inventories	1,851	1,866
Deferred taxes	154	154
Other current assets	885	926

	13,065	13,650
Fixed Income Investments, held to maturity	708	738
Investments in Affiliated Companies	2,360	2,306
Fixed Assets less accumulated depreciation	9,545	9,660
Multiclient Seismic Data	333	288
Goodwill	5,397	5,305
Intangible Assets	840	786
Deferred Taxes	301	376
Other Assets	334	356

	$32,883	$33,465

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,705	$5,003
Estimated liability for taxes on income	865	878
Dividend payable	250	253
Long-term debt—current portion	456	444
Short-term borrowings	179	360
Convertible debentures	299	321

	6,754	7,259
Long-term Debt	4,052	4,355
Postretirement Benefits	1,623	1,660
Other Liabilities	915	962

	13,344	14,236

Equity
Common stock	4,841	4,777
Treasury stock	(5,221)	(5,002)
Retained earnings	22,440	22,019
Accumulated other comprehensive loss	(2,632)	(2,674)

Schlumberger stockholders’ equity	19,428	19,120
Noncontrolling interests	111	109

	19,539	19,229

	$32,883	$33,465

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in million)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net Income	$674	$940
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	620	609
Earnings of companies carried at equity, less dividends received	(47)	(55)
Deferred income taxes	33	78
Stock-based compensation expense	47	47
Pension and other postretirement benefits expense	79	86
Pension and other postretirement benefits funding	(64)	(273)
Other non-cash items	2	39
Change in assets and liabilities: (2)
Decrease (increase) in receivables	125	(429)
Decrease (increase) in inventories	17	(118)
Decrease (increase) in other current assets	39	(48)
Decrease in accounts payable and accrued liabilities	(299)	(285)
Decrease in estimated liability for taxes on income	(1)	(42)
(Decrease) increase in other liabilities	(32)	23
Other-net	(204)	(21)

NET CASH PROVIDED BY OPERATING ACTIVITIES	989	551

Cash flows from investing activities:
Capital expenditures	(449)	(748)
Multiclient seismic data capitalized	(91)	(48)
Business acquisitions and investments, net of cash acquired	(117)	(12)
Sale (purchase) of investments, net	468	(475)
Other	(5)	66

NET CASH USED BY INVESTING ACTIVITIES	(194)	(1,217)

Cash flows from financing activities:
Dividends paid	(254)	(251)
Proceeds from employee stock purchase plan	84	1
Proceeds from exercise of stock options	31	14
Tax benefits on stock options	—	4
Stock repurchase program	(337)	—
Proceeds from issuance of long-term debt	—	1,287
Repayment of long-term debt	(109)	(521)
Net (decrease) increase in short-term borrowings	(182)	137

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(767)	671

Net increase (decrease) in cash before translation effect	28	5
Translation effect on cash	—	(2)
Cash, beginning of period	243	189

Cash, end of period	$271	$192

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

				(Stated in millions)
January 1, 2009 - March 31, 2009	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2009	$4,668	$(4,796)	$19,891	$(2,901)	$72	$16,934
Comprehensive income
Net income			938		2
Currency translation adjustments				(118)
Changes in fair value of derivatives				12
Deferred employee benefits liabilities				38
Total comprehensive income						872
Shares sold to optionees, less shares exchanged	(4)	18				14
Shares issued under employee stock purchase plan	9	61				70
Stock-based compensation cost	47					47
Other	(5)					(5)
Dividends declared ($0.21 per share)			(251)			(251)
Tax benefits on stock options	4					4

Balance, March 31, 2009	$4,719	$(4,717)	$20,578	$(2,969)	$74	$17,685

					(Stated in millions)
January 1, 2010 - March 31, 2010	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2010	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229
Comprehensive income
Net income			672		2
Currency translation adjustments				11
Changes in fair value of derivatives				(22)
Deferred employee benefits liabilities				53
Total comprehensive income						716
Shares sold to optionees, less shares exchanged		31				31
Vesting of restricted stock	(8)	8				—
Shares issued under employee stock purchase plan	25	59				84
Stock repurchase program		(337)				(337)
Stock-based compensation cost	47					47
Shares issued on conversion of debentures	2	20				22
Other	(2)					(2)
Dividends declared ($0.21 per share)			(251)			(251)

Balance, March 31, 2010	$4,841	$(5,221)	$22,440	$(2,632)	$111	$19,539

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Unaudited)

	(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2010	1,334	(139)	1,195
Shares sold to optionees, less shares exchanged	—	1	1
Shares issued under employee stock purchase plan	—	1	1
Stock repurchase plan	—	(5)	(5)
Shares issued on conversion of debebtures	—	1	1

Balance, March 31, 2010	1,334	(141)	1,193

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The December 31, 2009 balance sheet information has been derived from the audited 2009 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 5, 2010.

Certain items from prior year have been reclassified to conform to the current year presentation.

2. Recently Announced Transactions

On February 21, 2010, Schlumberger and Smith International, Inc. (“Smith”) jointly announced that their Boards of Directors approved a definitive merger agreement in which the companies would combine in a stock-for-stock transaction. Under the terms of the agreement, Smith shareholders will receive 0.6966 shares of Schlumberger in exchange for each Smith share. Schlumberger estimates that it will issue approximately 177 million shares of its common stock in this transaction. The value of this transaction using the Schlumberger’s stock price at the end of March is approximately $11.2 billion. Such amount excludes Smith’s net debt which was $1.2 billion as of December 31, 2009. Smith is a leading supplier of premium products and services to the oil and gas exploration and production industry and reported revenues of $8.2 billion in 2009. The transaction is subject to various conditions including Smith stockholder approval and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. It is anticipated that the closing of the transaction will occur in the latter half of 2010.

On March, 24, 2010, Schlumberger announced the acquisition of Geoservices, a privately owned oilfield services company specializing in mud logging, slickline and production surveillance operations. The purchase price is approximately $0.9 billion, excluding net debt assumed of approximately $0.1 billion. Geoservices’ revenue in 2009 was approximately $0.5 billion. This transaction closed on April 23, 2010.

3. Charges

Schlumberger recorded the following charges during the first quarter of 2010:

•

Schlumberger incurred $35 million of merger-related costs in connection with the Smith and Geoservices transactions. These costs primarily consist of advisory and legal fees and are classified in Merger & integration in the Consolidated Statement of Income.

•

During March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law in the United States. Among other things, the PPACA eliminates the tax deductibility of retiree prescription drug benefits to the extent of the Medicare Part D Subsidy that companies, such as Schlumberger, receive. As a result of this change in law, Schlumberger recorded a $40 million charge to adjust its deferred tax assets to reflect the loss of this future tax deduction. This charge is classified in Taxes on income in the Consolidated Statement of Income.

The following is a summary of these charges:

	(Stated in millions)
	Pretax	Tax	Net
Charges
- Merger-related transaction costs	$35	$—	$35
- Impact of elimination of tax deduction related to Medicare Part D subsidy	—	40	40

	$35	$40	$75

There were no charges in the first quarter of 2009.

4. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2010			2009
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$672	1,195	$0.56	$938	1,196	$0.78

Assumed conversion of debentures	2	7		2	8
Assumed exercise of stock options	—	11		—	4
Unvested restricted stock	—	2		—	2

Diluted	$674	1,215	$0.56	$940	1,210	$0.78

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2010	2009
First Quarter	13	17

5. Acquisitions

During the first quarter of 2010, Schlumberger made certain acquisitions and minority interest investments for $117 million, net of cash acquired, none of which were significant on an individual basis or in the aggregate.

6. Inventory

A summary of inventory follows:

	(Stated in millions)
	Mar. 31 2010	Dec. 31 2009
Raw materials & field materials	$1,643	$1,646
Work in process	75	74
Finished goods	133	146

	$1,851	$1,866

7. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Mar. 31 2010	Dec. 31 2009
Property, plant & equipment	$21,820	$21,505
Less: Accumulated depreciation	12,275	11,845

	$9,545	$9,660

Depreciation expense relating to fixed assets was $547 million and $530 million in the first quarters of 2010 and 2009, respectively.

8. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2010 was as follows:

(Stated in millions)
Balance at December 31, 2009	$288
Capitalized in period	91
Charged to cost of revenue	(46)

Balance at March 31, 2010	$333

9. Goodwill

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2010 were as follows:

	(Stated in millions)
	Oilfield Services	Western Geco	Total
Balance at December 31, 2009	$4,290	$1,015	$5,305
Additions	70	24	94
Impact of change in exchange rates	(2)	—	(2)

Balance at March 31, 2010	$4,358	$1,039	$5,397

10. Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

				(Stated in millions)
	Mar. 31, 2010			Dec. 31, 2009
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Software	$328	$256	$72	$339	$262	$77
Technology	595	163	432	527	163	364
Customer Relationships	357	86	271	355	80	275
Other	121	56	65	121	51	70

	$1,401	$561	$840	$1,342	$556	$786

Amortization expense charged to income was $28 million during the first quarter of 2010 and $29 million during the same period of 2009.

The weighted average amortization period for all intangible assets is approximately 12 years.

Based on the net book value of intangible assets at March 31, 2010, amortization charged to income for the subsequent five years is estimated to be: remainder of 2010 – $91 million; 2011 – $109 million; 2012– $90 million; 2013 – $73 million; 2014 – $68 million and 2015 – $61 million.

11. Derivative Instruments and Hedging Activities

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

At March 31, 2010, Schlumberger recognized a cumulative net $18 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At March 31, 2010, contracts were outstanding for the US dollar equivalent of $4.3 billion in various foreign currencies.

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

At March 31, 2010, Schlumberger had fixed rate debt aggregating approximately $3.0 billion and variable rate debt aggregating approximately $2.0 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled approximately $4.6 billion at March 31, 2010, and are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially all denominated in US dollars. The carrying value of these investments approximates fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments is summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Classification
	Mar. 31 2010	Dec. 31 2009
Derivative assets
Derivative designated as hedges:
Foreign exchange contracts	$11	$14	Other current assets
Foreign exchange contracts	65	216	Other Assets
Interest rate swaps	11	—	Other Assets

	$87	$230

Derivative not designated as hedges:
Commodity contracts	$2	$1	Other current assets
Foreign exchange contracts	7	11	Other current assets
Foreign exchange contracts	5	28	Other Assets

	$14	$40

	$101	$270

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$28	$15	Accounts payable and accrued liabilities
Foreign exchange contracts	28	51	Other Liabilities

	$56	$66

Derivative not designated as hedges:
Commodity contracts	$—	$3	Accounts payable and accrued liabilities
Foreign exchange contracts	5	—	Accounts payable and accrued liabilities
Foreign exchange contracts	—	25	Other Liabilities

	$5	$28

	$61	$94

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in Income		Classification
	Three Months
	2010	2009
Derivatives designated as fair value hedges:
Foreign exchange contracts	$(13)	$(22)	Cost of revenue
Interest rate swaps	5	—	Interest expense

	$(8)	$(22)

Derivatives not designated as hedges:
Foreign exchange contracts	$(7)	$(23)	Cost of revenue
Commodity contracts	(1)	(1)	Cost of revenue

	$(8)	$(24)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCI into Income		Classification
	Three Months
	2010	2009
Foreign exchange contracts	$(135)	$(64)	Cost of revenue
Foreign exchange contracts	(1)	(7)	Research & engineering

	$(136)	$(71)

(Stated in millions)
	Gain (Loss) Recognized in OCI
	Three Months
	2010	2009
Foreign exchange contracts	$(158)	$(59)

12. Long-term Debt

A summary of Long-Term Debt follows:

	(Stated in millions)
	Mar. 31, 2010	Dec. 31, 2009
5.25% Guaranteed Notes due 2013	$674	$727
6.50% Notes due 2012	649	649
5.875% Guaranteed Bonds due 2011	341	362
4.50% Guaranteed Bonds due 2014	1,348	1,449
3.00% Guaranteed Notes due 2013	450	449
Commercial paper borrowings	200	358
Other variable rate debt	379	360

	4,041	4,354
Fair value adjustment—hedging	11	1

	$4,052	$4,355

The fair value adjustment presented above represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

The fair value of Schlumberger’s Long-term Debt at March 31, 2010 and December 31, 2009 was $4.3 billion and $4.6 billion, respectively and was estimated based on quoted market prices.

At March 31, there were $299 million outstanding of 2.125% Series B Convertible Debentures due June 1, 2023. During the first quarter of 2010, approximately $22 million of these debentures were converted by holders into 565,000 shares of Schlumberger common stock. On June 1, 2010, holders may require Schlumberger to repurchase their Series B debentures for cash. Accordingly, these debentures are classified within Current Liabilities on the Consolidated Balance Sheet at March 31, 2010. The fair value of these Series B debentures at March 31, 2010 and December 31, 2009 was $705 million and $527 million, respectively. For further information regarding the debentures refer to Note 11 to the Consolidated Financial Statements included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2009.

On April 26, 2010, Schlumberger caused a notice to be mailed to holders of the 2.125% Series B Convertible Debentures due 2023 stating that it is calling for redemption on June 9, 2010 all of the outstanding 2.125% Series B debentures . The redemption price will be 100% of the principal amount thereof, plus accrued and unpaid interest up to, but not including, the redemption date.

13. Income Tax

Income from Continuing Operations before taxes which were subject to US and non-US income taxes was as follows:

	(Stated in millions)
	First Quarter
	2010	2009
United States	$61	$103
Outside United States	827	1,089

	$888	$1,192

The components of net deferred tax assets were as follows:

	(Stated in millions)
	Mar. 31 2010	Dec. 31 2009
Postretirement benefits, net	$403	$447
Multiclient seismic data	111	104
Intangible assets	(152)	(122)
Other, net	93	101

	$455	$530

The above deferred tax assets at March 31, 2010 and December 31, 2009 are net of valuation allowances relating to net operating losses in certain countries of $239 million and $251 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $16 million at March 31, 2010 ($17 million at December 31, 2009), which expires in 2010 and a foreign tax credit carryforward of $30 million at March 31, 2010 ($30 million at December 31, 2009) which expires in 2012.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	First Quarter
	2010	2009
Current:
United States - Federal	$22	$(35)
United States - State	3	(1)
Outside United States	156	210

	$181	$174

Deferred:
United States - Federal	$42	$74
United States - State	2	4
Outside United States	(10)	1
Valuation allowance	(1)	(1)

	$33	$78

Consolidated taxes on income	$214	$252

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	First Quarter
	2010	2009
US federal statutory rate	35%	35%
Non-US income taxed at different rates	(16)	(13)
Effect of equity method investment	—	(1)
Charges (See Note 3)	5	—

Effective income tax rate	24%	21%

14. Contingencies

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

15. Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

			(Stated in millions)
	First Quarter 2010		First Quarter 2009
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$1,033	$83	$1,191	$163
Latin America	1,057	185	1,029	203
Europe/CIS/Africa	1,625	294	1,803	467
Middle East & Asia	1,322	410	1,375	456
Other	60	(3)	41	(34)

	5,097	969	5,439	1,255
WesternGeco	472	67	551	55

Corporate & Other	29	(82)	10	(91)
Interest Income (1)	—	13	—	14
Interest Expense (2)	—	(44)	—	(41)
Charges	—	(35)	—	—

	$5,598	$888	$6,000	$1,192

1.	Excludes interest income included in the segment results ($3 million in 2010; $4 million in 2009).
2.	Excludes interest expense included in the segment results ($1 million in 2010; $14 million in 2009).

16. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	First Quarter
	US		Int’l
	2010	2009	2010	2009
Service cost—benefits earned during period	$15	$16	$14	$14
Interest cost on projected benefit obligation	36	27	52	45
Expected return on plan assets	(48)	(31)	(58)	(40)
Amortization of net loss	16	9	5	—
Amortization of prior service cost	1	2	28	31

	$20	$23	$41	$50

During the first quarter of 2010, Schlumberger made contributions to its international defined benefit pension plans of $38 million.

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)
	First Quarter
	2010	2009
Service cost—benefits earned during period	$5	$7
Interest cost on accumulated postretirement benefit obligation	15	12
Expected return on plan assets	(1)	(1)
Amortization of prior service cost	(5)	(7)
Amortization of net loss	4	3

	$18	$14

During the first quarter of 2010, Schlumberger made a contribution to the US postretirement medical plan of $26 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

First Quarter 2010 Compared to Fourth Quarter 2009

		(Stated in millions)
	First Quarter 2010	Fourth Quarter 2009	% chg
Oilfield Services
Revenue	$5,097	$5,170	(1)%
Pretax Operating Income	$969	$1,006	(4)%

WesternGeco
Revenue	$472	$549	(14)%
Pretax Operating Income	$67	$115	(41)%

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

First-quarter 2010 revenue was $5.60 billion versus $5.74 billion in the fourth quarter of 2009. Income from continuing operations attributable to Schlumberger was $672 million versus $817 million in the previous quarter. First-quarter 2010 results included charges of $40 million for the reduction in future tax deductions for retiree medical benefits as a result of the passage during the quarter of the Patient Protection and Affordable Care Act in the United States and $35 million for transaction costs in connection with the Smith International, Inc. merger and the Geoservices acquisition.

Oilfield Services first-quarter revenue was down 1% sequentially as a strong performance in North America and continued strength in the Middle East and Asia offset an overall decline in product and software sales from the high levels of the fourth quarter and a sharp drop in the North Sea and Russia primarily due to lower drilling activity and adverse weather. North American margins improved in all GeoMarkets as activity increased. While strong performances were recorded in the Latin America and Middle East and Asia Areas, overall international margins decreased slightly due to adverse winter weather conditions in the Europe, Africa and CIS Area.

WesternGeco registered a sequential decline in Multiclient revenue following the traditional fourth quarter surge while Marine activity improved slightly with higher vessel utilization.

Schlumberger’s outlook for the remainder of 2010 confirms the optimism expressed at the beginning of the year. At WesternGeco, while the second quarter will see increased vessel transits, strong tendering activity in Marine is leading to much improved visibility on the remainder of 2010 and utilization will be higher than originally planned. However, new capacity entering the market is likely to limit pricing gains until later in the year. In North America, commitment drilling to hold leases as well as interest in domestic oil plays should sustain current activity levels in the US through the second quarter, while Canada will experience the normal spring break-up. Beyond that, the picture is less clear as natural gas prices and the fundamentals of the natural gas market remain uncertain. Higher oil prices are leading to tangible evidence that operators are contemplating higher levels of activity than originally planned in international markets. Schlumberger reiterates its comment from the last quarter that we see improvements in some offshore markets notably the UK sector of the North Sea, Latin America and West Africa as well as on land in Russia.

Two significant events were announced during the quarter—the proposed merger with Smith International, Inc. and the planned acquisition of Geoservices.

In the proposed merger with Smith, the companies’ complementary products and services will lead to the development of engineered drilling systems that optimize all the components of the drillstring to allow customers to drill more economically in demanding conditions. This step change in drilling performance and well productivity will come from combining measurement and steering capabilities with the engineering and design of the complete bottom-hole assembly and its various components—including the drilling fluid and the drillbit.

The addition of Geoservices mud-logging technology to the Schlumberger portfolio will also be an important step in the development of higher-performance drilling systems. The combination of Schlumberger real-time downhole measurements with Geoservices’ drilling mud analysis will help customers better identify and react to drilling hazards, while the combination of mud logging with Schlumberger formation evaluation measurements will bring a more complete understanding of rock lithology and fluid content.

In addition to Geoservices’ mud-logging technology and expertise, Geoservices’ footprint, expertise and technology in slickline well intervention and field production surveillance will complement existing Schlumberger activities.

OILFIELD SERVICES

First-quarter revenue of $5.10 billion decreased 1% sequentially. The Europe/CIS/Africa Area revenue decreased significantly from lower Testing Services equipment sales and Schlumberger Information Solutions (SIS) software sales in addition to the effects of severe weather in Russia and activity slow-downs in the North Sea and Libya GeoMarkets. Latin America Area revenue fell mostly from a slow-down in activity in Mexico/Central America as well as from currency devaluation and lower Integrated Project Management (IPM) revenue in Venezuela. These decreases were partially offset by an improvement in activity across North America. Middle East & Asia Area revenue was essentially flat with the previous quarter.

Among the Technologies, sequential revenue declines were most notable in SIS and Artificial Lift resulting from lower software and product sales following the seasonally strong fourth quarter, and in Testing Services following the completion of large equipment sale deliveries in Europe/CIS/Africa in the fourth quarter. These decreases were partially offset by an increase in Well Services revenue, which was largely attributable to the activity increase in North America.

First-quarter pretax operating income of $969 million fell 4% sequentially. Pretax operating margin slipped 46 basis points (bps) sequentially to 19.0% primarily due to lower sales of SIS software, Testing Services equipment and Artificial Lift products; reduced activity in Russia and the North Sea; and the impact of lower pricing in international markets. These effects were partially offset by the impact of the improved activity in North America.

North America

Revenue of $1.03 billion was 18% higher compared to the fourth quarter of 2009. Pretax operating income of $83 million improved 359% versus the fourth quarter of 2009.

All North America GeoMarkets recorded revenue growth. US Land grew on increased drilling activity coupled with pockets of pricing improvements that benefited Well Services technologies. Canada experienced significant growth as the result of a strong winter drilling season, particularly for oil basins in the West, which led to higher demand for Well Services, Wireline and Drilling & Measurements services. US Gulf of Mexico revenue was higher sequentially on increased shelf and deepwater activity that resulted in strong demand for Drilling & Measurements, Testing Services and Wireline technologies. Alaska revenue grew from seasonally high exploration activity.

Pretax operating margin increased 594 bps sequentially to 8.0% primarily due to the increased activity across the Area, supplemented by the pricing improvements for Well Services technologies.

Latin America

Revenue of $1.06 billion decreased 6% sequentially. Sequentially, pretax operating income of $185 million increased 4%.

Mexico/Central America GeoMarket revenue decreased primarily due to weather-related slow-downs that affected offshore activity and to delays in the finalization of contracts for SIS and Data & Consulting Services activities. Venezuela/Trinidad & Tobago GeoMarket revenue fell from the impact of the devaluation of the Venezuelan currency and from the absence of deferred revenue recognized in the prior quarter, the effects of which were partially offset by increased demand for SIS software. Revenue in the Brazil and Peru/Columbia/Ecuador GeoMarkets decreased mostly due to lower Completions products and SIS software sales partially offset by an increase in IPM activity. Argentina/Bolivia/Chile GeoMarket revenue decreased primarily due to lower SIS software sales.

Pretax operating margin increased 174 bps sequentially to 17.5% primarily due to a more favorable revenue mix and wellsite efficiency improvements for IPM in the Mexico/Central America GeoMarket and to the positive impact of the currency devaluation along with a more favorable revenue mix in the Venezuela/Trinidad & Tobago GeoMarket.

Europe/CIS/Africa

Revenue of $1.63 billion decreased 9% versus the prior quarter. Pretax operating income of $294 million was down 24% sequentially.

The fall in revenue was largely due to lower Testing Services equipment sales and SIS software sales, the effect of lower pricing, and the weakening of local currencies against the US dollar. Among the GeoMarkets, revenue in the North Sea decreased resulting from a combination of lower drilling activity that impacted Drilling & Measurements; delays in project start-ups that affected Testing Services; and lower Well Services stimulation activities. Russia revenue was lower primarily as the result of severe winter weather while Libya GeoMarket revenue fell on early completion of exploration campaigns.

Pretax operating margin decreased 353 bps to 18.1% primarily due to the reduced activity in Russia and the North Sea; the lower Testing Services and SIS sales; and the generally lower pricing in the Area.

Middle East & Asia

Revenue of $1.32 billion was essentially flat compared to the previous quarter. Pretax operating income of $410 million was 4% lower sequentially.

Growth was recorded in the Australia/Papua New Guinea and East Mediterranean GeoMarkets from increased offshore activity while East Asia GeoMarket revenue increased on higher IPM activity. These increases were offset across much of the Area by decreases in Artificial Lift product and SIS software sales following the year-end seasonal surge, and by lower activity in the Arabian, Gulf, Qatar and Indonesia GeoMarkets.

Pretax operating margin fell 136 bps sequentially to 31.0% primarily due to the lower activity and less favorable revenue mix in the Arabian, Gulf, Qatar and Indonesia GeoMarkets as well as the lower Artificial Lift and SIS sales across the Area.

WESTERNGECO

First-quarter revenue of $472 million decreased 14% versus the fourth quarter of 2009. Pretax operating income of $67 million decreased 41% sequentially.

Increased Marine revenue from high vessel utilization was more than to offset by a fall in Multiclient revenue following the year-end surge in North America sales and lower Land revenue due to completion of contracts in the Middle East and North Africa.

Pretax operating margin declined 659 bps sequentially to 14.3% reflecting the reduced Multiclient sales and decreased Land activity.

Revenue backlog was $940 million at March 31, 2010, compared to $1.0 billion at December 31, 2009.

First Quarter 2010 Compared to First Quarter 2009

		(Stated in millions)
	First Quarter
	2010	2009	% chg
Oilfield Services
Revenue	$5,097	$5,439	(6)%
Pretax Operating Income	$969	$1,255	(23)%

WesternGeco
Revenue	$472	$551	(14)%
Pretax Operating Income	$67	$55	23%

First-quarter 2010 revenue was $5.60 billion versus $6.00 billion in the first quarter of 2009. Income from continuing operations attributable to Schlumberger was $672 million, a decrease of 28% year-on-year, and included the previously mentioned charges of $75 million.

OILFIELD SERVICES

First-quarter 2010 revenue of $5.10 billion was 6% lower compared to the same period last year primarily from reduced activity and generally lower pricing in the Europe/CIS/Africa, North America and Middle East & Asia Areas. However, these decreases were partially offset by growth in the Latin America Area as the result of higher IPM activity in the Brazil and Peru/Colombia/Ecuador GeoMarkets partially offset by a slow-down in activity in the Mexico/Central America and the Venezuela/Trinidad & Tobago GeoMarkets in addition to the negative impact of the devaluation of Venezuelan currency. Among the Technologies, revenue decreases were highest in Drilling & Measurements, Well Services and Wireline.

First-quarter 2010 pretax operating income of $969 million was 23% lower year-on-year. Pretax operating margin declined 408 bps to 19.0% mostly as the result of the lower activity and pricing in the Europe/CIS/Africa, North America and Middle East & Asia Areas and to a less favorable revenue mix in Latin America.

North America

First-quarter 2010 revenue of $1.03 billion fell 13% versus the same period last year as continued low natural gas prices resulted in a drop in activity and significantly lower pricing in the US Land, Canada and US Gulf of Mexico GeoMarkets.

Year-on-year, pretax operating margin decreased 567 percentage bps to 8.0% primarily due to the impact of the lower activity across the Area and the related pricing erosion that was most acute for Well Services and Wireline technologies.

Latin America

First-quarter 2010 revenue of $1.06 billion was 3% higher than the same period last year primarily due to increased IPM activity in the Brazil and Peru/Colombia/Ecuador GeoMarkets. These increases were partially offset by lower revenue in the Venezuela/Trinidad & Tobago GeoMarket as the result of a significant drop in activity and the impact of the devaluation of the Venezuelan currency and in the Mexico/Central America GeoMarket due to reduced non-IPM related activity.

Year-on-year, pretax operating margin was down 216 bps to 17.5% primarily due to a less favorable revenue mix in the Mexico/Central America and Brazil GeoMarkets partially offset by the positive impact from the devaluation of the Venezuelan currency.

Europe/CIS/Africa

First-quarter 2010 revenue of $1.63 billion was 10% lower year-on-year. The decrease was largely attributable to reduced activity coupled with the impact of lower pricing that affected the North Sea, Caspian, Continental Europe, West & South Africa and Libya GeoMarkets as well as Russia. Among the Technologies, revenue decreases were most notable in Drilling & Measurements and Wireline. These decreases were partially offset by an increase in the North Africa GeoMarket on increased IPM activity and strong Testing Services equipment sales.

Year-on-year, pretax operating margin decreased 785 bps to 18.1% primarily as the result of the lower overall activity and the impact of generally lower pricing across the Area.

Middle East & Asia

First-quarter 2010 revenue of $1.32 billion was 4% below the same period last year mostly due to lower exploration-related activity in the Gulf, East Mediterranean and Qatar GeoMarkets as well as reduced pricing across the Area. These decreases were partially offset by an increase in the Australia/Papua New Guinea GeoMarket revenue as a result of stronger offshore drilling activity and an increase in the East Asia GeoMarket revenue from higher IPM activity.

Year-on-year, pretax operating margin decreased 209 bps to 31.0% primarily due to the reduced mix of high margin exploration-related services in the Gulf and East Mediterranean GeoMarkets, a less favorable revenue mix in the East Asia GeoMarket and the impact of the lower pricing across the Area.

WESTERNGECO

First-quarter 2010 revenue of $472 million was 14% lower year-on-year primarily in Marine as the result of reduced activity and lower pricing. However, this decrease was partially offset by an increase in Multiclient revenue due to sales of new wide-azimuth multiclient surveys in the US Gulf of Mexico.

Year-on-year, pretax operating margin increased 435 points to 14.3% mostly on the higher Multiclient revenue partially offset by the reduced activity and lower pricing in Marine.

Interest & Other Income

Interest & other income consisted of the following for the first quarters of 2010 and 2009:

	(Stated in millions)
	First Quarter
	2010	2009
Interest income	$17	$18
Equity in net earnings of affiliated companies	47	59

	$64	$77

The decrease in equity in net earnings of affiliated companies was primarily due to the results of the M-I SWACO drilling fluids joint venture between Schlumberger and Smith International, Inc.

Other

Gross margin was 22.4% and 24.8% in the first quarter of 2010 and 2009, respectively. The decrease in gross margin was largely due to lower activity and consequent pricing pressure for Oilfield Services particularly in the Europe/CIS/Africa, North America, and Middle East & Asia Areas.

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2010 and 2009 were as follows:

	First Quarter
	2010	2009
Research & engineering	3.7%	3.2%
General & administrative	2.6%	2.2%

Research and engineering expenditures, by business segment, for the first quarter ended March 31, 2010 and 2009 were as follows:

	(Stated in millions)
	First Quarter
	2010	2009
Oilfield Services	$177	$158
WesternGeco	27	27
Other	3	5

	$207	$190

The effective tax rate for the first quarter of 2010 was 24.1% compared to 21.1% for the same period in 2009. The charges described in Note 3 to the Consolidated Financial Statements negatively impacted the effective tax rate in the first quarter of 2010 by approximately 5 percentage points. Excluding the impact of these charges the effective tax rate decreased as compared to the same period last year. This decrease was primarily attributed to the lower proportion of pretax earnings in North America in the first quarter of 2010 as compared to the first quarter of 2009.

CHARGES

Schlumberger recorded charges during the first quarter of 2010. These charges, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the first quarter 2010 Charges:

	(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Charges
- Merger-related transaction costs	$35	$—	$35	Merger & integration
- Impact of elimination of tax deduction related to Medicare Part D subsidy	—	40	40	Taxes on income

	$35	$40	$75

There were no charges in the first quarter of 2009.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)
	Mar. 31 2010	Mar. 31 2009
Net Debt, beginning of year	$(126)	$(1,129)
Net income	674	940
Depreciation and amortization (1)	620	609
Pension and other postretirement benefits expense	79	86
Pension and other postretirement benefits funding	(64)	(273)
Excess of equity income over dividends received	(47)	(55)
Stock-based compensation expense	47	47
Increase in working capital	(152)	(904)
Capital expenditure	(449)	(748)
Multiclient seismic data capitalized	(91)	(48)
Dividends paid	(254)	(251)
Stock repurchase program	(337)	—
Proceeds from employee stock plans	115	15
Business acquisitions and minority interest investments	(117)	(12)
Conversion of debentures	23	—
Translation effect on Net Debt	24	25
Other	(20)	171

Net Debt, end of period	$(75)	$(1,527)

(1)	Includes Multiclient seismic data costs.

	(Stated in millions)
	Mar. 31	Mar. 31	Dec. 31
Components of Net Debt	2010	2009	2009
Cash	$271	$192	$243
Short-term investments	3,932	3,994	4,373
Fixed income investments, held to maturity	708	453	738
Short-term borrowings and current portion of long-term debt	(635)	(1,591)	(804)
Convertible debentures	(299)	(321)	(321)
Long-term debt	(4,052)	(4,254)	(4,355)

	$(75)	$(1,527)	$(126)

Key liquidity events during the first three months of 2010 and 2009 included:

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

•

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $1.77 billion had been repurchased as of March 31, 2010.

The following table summarizes the activity, during the first quarter of 2010, under the April 17, 2008 share repurchase program:

		(Stated in thousands, except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
First quarter of 2010	$337,262	5,292.8	$63.72

Schlumberger did not repurchase any shares during the first three months of 2009.

•	During the first quarter of 2010 Schlumberger made contributions of $64 million to its defined benefit pension plans as compared to $273 million during the same period last year.

•

Cash flow provided by operations was $1.0 billion in the first quarter of 2010 compared to $551 million in the first quarter of 2009. The increase in cash flow from operations in 2010 as compared to 2009 reflected an improvement in working capital requirements combined with a decrease in pension plan contributions which was offset in part by the decrease in net income.

•

Capital expenditures were $0.4 billion in the first quarter of 2010 compared to $0.7 billion during the first quarter of 2009. Oilfield Services capital expenditures are expected to approach $2.8 billion for the full year of 2010 as compared to $1.9 billion in 2009. WesternGeco capital expenditures are expected to approach $0.3 billion for the full year 2010 as compared to $0.5 billion in 2009.

•	During the first quarter of 2010 approximately, $22 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 565,000 shares of Schlumberger common stock.

As of March 31, 2010 Schlumberger had $4.2 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $2.9 billion was available and unused as of March 31, 2010. This included $2.3 billion of unused committed facilities which support commercial paper borrowings in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger’s total outstanding debt at March 31, 2010 was $5.0 billion and included $0.2 billion of commercial paper borrowings. The total outstanding debt decreased $0.5 billion compared to December 31, 2009.

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency. For financial reporting purposes, such transactions are remeasured into US dollars at the official exchange rate, which until January 2010 was fixed at 2.15 Venezuela bolivares fuertes per US dollars, despite significant inflation in recent periods. In January 2010, Venezuela’s currency was devalued and a new dual exchange rate system was announced. During the first quarter of 2010, Schlumberger began to apply an exchange rate of 4.3 Venezuelan bolivares fuertes per US dollar to its local currency denominated transactions in Venezuela. The devaluation did not have an immediate significant impact to Schlumberger. Further, although this devaluation does result in a reduction in the US dollar reported amount of local currency denominated revenues and expenses, the impact is not material to Schlumberger’s consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); timing of the closing of the Smith merger; the integration of Geoservices into our business; the anticipated benefits of those transactions; oil and natural gas demand and production growth; oil and natural gas prices; operating margins; the Schlumberger effective tax rate; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; pricing erosion; seasonal factors; satisfaction of the closing conditions to the Smith merger; the risk that the contemplated Smith merger does not occur, negative effects from the pendency of the contemplated Smith merger, the ability after the closing of the Smith merger to successfully integrate the merged businesses and to realize expected synergies, the inability to retain key employees; costs and expenses for the merger; and other risks and uncertainties detailed in our first-quarter 2010 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Schlumberger’s exposure to market risk has not changed materially since December 31, 2009.

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

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as follows:

The ability of Smith and Schlumberger to complete the merger is subject to certain closing conditions, including the approval of Smith stockholders and the receipt of consents and approvals from government entities, which may impose conditions that could adversely affect the combined company or cause the merger to be abandoned.

The merger agreement contains closing conditions, including approval of the merger by Smith stockholders, the absence of injunctions or other legal restrictions and no material adverse effect having occurred with respect to either company. In addition, Smith and Schlumberger will be unable to complete the merger until approvals are received from the Antitrust Division of the U.S. Department of Justice, the European Commission and various other governmental entities. We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger.

Failure to complete the merger with Smith could negatively impact Schlumberger’s stock price and our future business and financial results.

If the merger with Smith is not completed, the ongoing businesses and the market price of the common stock of Schlumberger may be adversely affected and Schlumberger will be subject to several risks, including being required, under specified circumstances, to pay Smith a termination fee of $615 million; having to pay certain costs relating to the merger; and diverting the focus of management from pursuing other opportunities that could be beneficial to Schlumberger, in each case, without realizing any of the benefits that might have resulted had the merger been completed.

The pendency of the merger could adversely affect Schlumberger.

In connection with the pending merger, some of Schlumberger’s customers may delay or defer purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the merger is completed. Additionally, Schlumberger has agreed in the merger agreement to refrain from taking certain actions with respect to its business and financial affairs during the pendency of the merger. These restrictions could be in place for an extended period of time if completion of the merger is delayed, and could adversely impact Schlumberger’s financial condition, results of operations or cash flows.

Schlumberger’s stockholders will be diluted by the merger.

The merger will dilute the ownership position of Schlumberger’s current stockholders. We currently estimate that, upon completion of the merger, Schlumberger’s stockholders before the merger will own approximately 87% of the combined company and former Smith stockholders will own approximately 13% of the combined company’s outstanding common stock.

Following the merger, Schlumberger may be unable to successfully integrate Smith’s and Schlumberger’s businesses and realize the anticipated benefits of the merger.

The merger involves the combination of two companies that currently operate as independent public companies. Schlumberger will be required to devote management attention and resources to integrating the two companies’ business practices and operations. Potential difficulties that Schlumberger may encounter in the integration process include the following:

•

the inability to integrate the Smith and Schlumberger businesses in a manner that permits Schlumberger to achieve the cost savings and operating synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•

lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at the combined company as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

Business issues currently faced by one company may be imputed to the operations of the other company.

To the extent that either Schlumberger or Smith currently has or is perceived by customers to have operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by existing customers of the other company following the merger, which may limit or impede Schlumberger’s future ability to obtain additional work from those customers.

Failure to retain key employees and skilled workers could adversely affect Schlumberger following the merger.

Schlumberger’s performance following the merger could be adversely affected if the combined company is unable to retain certain key employees and skilled workers of Smith. The loss of the services of one or more of these key employees and skilled workers could adversely affect Schlumberger’s future operating results because of their experience and knowledge of Smith’s business. In addition, current and prospective employees of Schlumberger and Smith may experience uncertainty about their future roles with their company until after the merger is completed. This may adversely affect the ability of both Schlumberger and Smith to attract and retain key personnel.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions that could have an adverse effect on Schlumberger.

Completion of the pending merger is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the issuance by the European Commission of a decision under the EC Merger Regulation declaring the merger compatible with the common market and the approval of the merger by the antitrust regulators in other specified jurisdictions. Although Schlumberger and Smith have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger. Under the terms of the merger agreement, Schlumberger is required to agree to take all actions demanded by an antitrust regulator in order to resolve any objections to the merger (including divestitures, hold-separate restrictions or other restrictions) if doing so would not exceed a specified threshold, which is referred to as the detriment limit. The detriment limit would be exceeded if the required divestitures or hold-separate restrictions affect assets other than (1) the W-H Energy Services business and corresponding Schlumberger operations and (2) other assets accounting for Schlumberger or Smith revenues of not more than $190 million in 2009, excluding from such calculation any W-H Energy Services operations and Smith’s Wilson business unit. If Schlumberger agrees to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the merger, Schlumberger may be less able to realize anticipated benefits of the merger, and the business and results of operations of the combined company after the merger may be adversely affected.

A significant portion of the combined company’s revenue will be dependent on the activity level of natural gas exploration and production in North America.

Upon consummation of the merger, a larger portion of our revenues will be derived from our North American operations. Because of the current economic environment and related decrease in demand for energy, natural gas exploration and production in North America have decreased significantly from their peak levels in the summer of 2008. Warmer than normal winters in North America, among other factors, may adversely impact demand for natural gas and, therefore, demand for oilfield services. If the economic conditions deteriorate further or do not improve, the decline in natural gas exploration and production could cause a decline in the demand for the services and products of the combined company. Such decline could result in a significant adverse effect on our operating results.

The market value of Schlumberger common stock could decline if large amounts of its common stock are sold following the merger.

Following the merger, stockholders of Schlumberger and former stockholders of Smith will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current stockholders of Schlumberger and Smith may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which Schlumberger or Smith common stock is included. If, following the merger, large amounts of Schlumberger common stock are sold, the price of its common stock could decline.

The merger may be dilutive to Schlumberger’s earnings per share in the near term, which may negatively affect the market price of Schlumberger common stock.

The merger may be dilutive to earnings per share in the near term. Future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including:

•	adverse changes in energy market conditions;

•	commodity prices for oil, natural gas and natural gas liquids;

•	production levels;

•	reserve levels;

•	operating results;

•	competitive conditions;

•	laws and regulations affecting the energy business;

•	capital expenditure obligations; and

•	general economic conditions.

Any dilution of, or decrease or delay of any accretion to, Schlumberger’s earnings per share could cause the price of Schlumberger’s common stock to decline.

Demand for our products and services could be reduced or eliminated by governmental regulation or a change in the law.

International, national, and state governments and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas (“GHG”) emissions. In the United States, the Environmental Protection Agency (“EPA”) is taking steps to require monitoring and reporting of GHG emissions and to regulate GHGs as pollutants under the Clean Air Act (“CAA”). The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions that began in 2010. Furthermore, the EPA recently proposed additional GHG reporting rules specifically for the oil and gas industry. The EPA has also published a final rule, the “Endangerment Finding”, finding that GHGs in the atmosphere endanger public health and welfare, and that emissions of GHGs from mobile sources cause or contribute to the GHG pollution. Following issuance of the Endangerment Finding, the EPA promulgated final motor vehicle GHG emission standards on April 1, 2010. The EPA has asserted that the final motor vehicle GHG emission standards will trigger construction and operating permit requirements for stationary sources. In addition, climate change legislation is pending in the United States Congress. These developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services and products, which may in turn adversely affect future results of operations. Additionally, legislation to reduce greenhouse gases may have an adverse effect on our operations, including payment of additional costs due to carbon emissions. Higher carbon emission activities include transportation, including marine vessels, cement production (by third party suppliers), and electricity generation (by third party suppliers) as well as other activities. Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts to our ability to conduct operations and/or disruption of our customers’ operations.

Legislation is pending in the United States Congress that would authorize the EPA to regulate hydraulic fracturing under the Safe Drinking Water Act. The legislation would require the reporting and public disclosure of chemicals that could adversely affect drinking water supplies. In addition a number of states are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such regulations or legislation could reduce demand for pressure pumping services. If federal and/or state legislation or regulations were enacted, it could adversely affect our financial condition, results of operations and cash flows. We are unable to predict whether the proposed legislation, regulations, or any other proposals will ultimately be enacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2010, Schlumberger issued 565,000 shares of its common stock upon conversion by holders of $22.6 million aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011.

Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2010 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2010	400.0	$65.70	400.0	$6,539,339
February 1 through February 28, 2010	1,810.8	$64.10	1,810.8	$6,423,271
March 1 through March 31, 2010	3,082.0	$63.24	3,082.0	$6,228,356

	5,292.8	$63.72	5,292.8

In connection with the exercise of stock options under Schlumberger’s incentive compensation plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options. Schlumberger does not view these transactions as requiring disclosure under this Item as the number of shares of Schlumberger common stock received from optionholders is not material.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Exhibit 10.1 - Schlumberger 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed with the SEC on April 9, 2010).

Exhibit 10.2 - Schlumberger Discounted Stock Purchase Plan, as amended and restated January 1, 2010 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed with the SEC on April 9, 2010).

* Exhibit 10.3 - Employment Agreement dated March 9, 2010 and effective as of February 9, 2010, between Schlumberger Limited and Chakib Sbiti.

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

Schlumberger Limited (Registrant)

Date: April 28, 2010	/s/ HOWARD GUILD
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory