Form 10-Q
period 2010-06-30
SCHLUMBERGER LTD /NV/
filed 2010-07-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
June 30, 2010	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

NETHERLANDS ANTILLES	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007

5599 SAN FELIPE, 17th FLOOR HOUSTON, TEXAS, U.S.A.	77056

PARKSTRAAT 83 THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,193,236,410

SCHLUMBERGER LIMITED

Second Quarter 2010 Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Second Quarter		Six Months
	2010	2009	2010	2009
Revenue	$5,937	$5,528	$11,534	$11,528
Interest & other income, net	51	60	115	137
Expenses
Cost of revenue	4,576	4,432	8,918	8,942
Research & engineering	216	197	423	386
General & administrative	145	131	289	261
Merger & integration	4	—	39	—
Interest	53	61	98	116

Income before taxes	994	767	1,882	1,960
Taxes on income	177	152	391	404

Net Income	817	615	1,491	1,556
Net income attributable to noncontrolling interests	1	(2)	(1)	(4)

Net Income attributable to Schlumberger	$818	$613	$1,490	$1,552

Schlumberger amounts attributable to:
Net Income	$818	$613	$1,490	$1,552

Basic earnings per share of Schlumberger:
Net Income	$0.69	$0.51	$1.25	$1.30

Diluted earnings per share of Schlumberger:
Net Income	$0.68	$0.51	$1.23	$1.28

Average shares outstanding:
Basic	1,192	1,197	1,194	1,197
Assuming dilution	1,208	1,214	1,211	1,212

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Jun. 30, 2010 (Unaudited)	Dec. 31, 2009
ASSETS
Current Assets
Cash	$229	$243
Short-term investments	2,849	4,373
Receivables less allowance for doubtful accounts (2010—$141; 2009—$160)	6,234	6,088
Inventories	1,865	1,866
Deferred taxes	148	154
Other current assets	905	926

	12,230	13,650
Fixed Income Investments, held to maturity	652	738
Investments in Affiliated Companies	2,396	2,306
Fixed Assets less accumulated depreciation	9,657	9,660
Multiclient Seismic Data	369	288
Goodwill	5,854	5,305
Intangible Assets	1,360	786
Deferred Taxes	199	376
Other Assets	300	356

	$33,017	$33,465

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,852	$5,003
Estimated liability for taxes on income	908	878
Dividend payable	249	253
Long-term debt—current portion	440	444
Short-term borrowings	327	360
Convertible debentures	—	321

	6,776	7,259
Long-term Debt	3,729	4,355
Postretirement Benefits	1,581	1,660
Other Liabilities	1,047	962

	13,133	14,236

Equity
Common stock	4,920	4,777
Treasury stock	(5,420)	(5,002)
Retained earnings	23,007	22,019
Accumulated other comprehensive loss	(2,729)	(2,674)

Schlumberger stockholders’ equity	19,778	19,120
Noncontrolling interests	106	109

	19,884	19,229

	$33,017	$33,465

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$1,491	$1,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,258	1,235
Earnings of companies carried at equity, less dividends received	(83)	(37)
Deferred income taxes	31	81
Stock-based compensation expense	95	92
Pension and other postretirement benefits expense	149	168
Pension and other postretirement benefits funding	(130)	(518)
Pension and other postretirement benefits curtailment charge	—	136
Other non-cash items	14	66
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(49)	130
Decrease (increase) in inventories	30	(101)
Decrease (increase) in other current assets	24	(113)
Decrease in accounts payable and accrued liabilities	(243)	(515)
Increase (decrease) in estimated liability for taxes on income	30	(120)
Decrease in other liabilities	(81)	—
Other—net	(250)	4

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,286	2,064

Cash flows from investing activities:
Capital expenditures	(1,083)	(1,252)
Multiclient seismic data capitalized	(172)	(89)
Acquisition of Geoservices, net of cash acquired	(889)	—
Other business acquisitions and investments, net of cash acquired	(145)	(198)
Sale (purchase) of investments, net	1,603	(680)
Other	(12)	105

NET CASH USED BY INVESTING ACTIVITIES	(698)	(2,114)

Cash flows from financing activities:
Dividends paid	(505)	(502)
Proceeds from employee stock purchase plan	84	1
Proceeds from exercise of stock options	80	41
Tax benefits on stock options	14	4
Stock repurchase program	(872)	—
Proceeds from issuance of long-term debt	70	1,405
Repayment of long-term debt	(439)	(833)
Net decrease in short-term borrowings	(33)	(38)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,601)	78

Net (decrease) increase in cash before translation effect	(13)	28
Translation effect on cash	(1)	(1)
Cash, beginning of period	243	189

Cash, end of period	$229	$216

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

				(Stated in millions)
January 1, 2009 - June 30, 2009	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2009	$4,668	$(4,796)	$19,891	$(2,901)	$72	$16,934
Comprehensive income
Net income			1,552		4
Currency translation adjustments				(67)
Changes in fair value of derivatives				155
Deferred employee benefits liabilities				450
Total comprehensive income						2,094
Shares sold to optionees, less shares exchanged	(9)	50				41
Shares granted to Directors		1				1
Vesting of restricted stock	(15)	15				—
Shares issued under employee stock purchase plan	9	62				71
Stock-based compensation cost	92					92
Acquisition of noncontrolling interests	(6)					(6)
Other	(25)				31	6
Dividends declared ($0.42 per share)			(503)			(503)
Tax benefits on stock options	4					4

Balance, June 30, 2009	$4,718	$(4,668)	$20,940	$(2,363)	$107	$18,734

				(Stated in millions)
January 1, 2010 - June 30, 2010	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2010	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229
Comprehensive income
Net income			1,490		1
Currency translation adjustments				(69)
Changes in fair value of derivatives				(81)
Deferred employee benefits liabilities				95
Total comprehensive income						1,436
Shares sold to optionees, less shares exchanged	(3)	83				80
Shares granted to Directors	1	1				2
Vesting of restricted stock	(8)	8				—
Shares issued under employee stock purchase plan	25	59				84
Stock repurchase program		(872)				(872)
Stock-based compensation cost	95					95
Shares issued on conversion of debentures	17	303				320
Acquisition of noncontrolling interests	3				(8)	(5)
Other	(1)				4	3
Dividends declared ($0.42 per share)			(502)			(502)
Tax benefits on stock options	14					14

Balance, June 30, 2010	$4,920	$(5,420)	$23,007	$(2,729)	$106	$19,884

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Unaudited)

	(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2010	1,334	(139)	1,195
Shares sold to optionees, less shares exchanged	—	2	2
Shares issued under employee stock purchase plan	—	2	2
Stock repurchase plan	—	(14)	(14)
Shares issued on conversion of debebtures	—	8	8

Balance, June 30, 2010	1,334	(141)	1,193

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The December 31, 2009 balance sheet information has been derived from the audited 2009 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 5, 2010.

Certain items from prior year have been reclassified to conform to the current year presentation.

2. Merger with Smith International, Inc.

On February 21, 2010, Schlumberger and Smith International, Inc. (“Smith”) jointly announced that their Boards of Directors approved a definitive merger agreement in which the companies would combine in a stock-for-stock transaction. Under the terms of the agreement, Smith shareholders will receive 0.6966 shares of Schlumberger in exchange for each Smith share. Schlumberger estimates that it will issue approximately 176 million shares of its common stock in this transaction. The value of this transaction using Schlumberger’s stock price at the end of June is approximately $9.8 billion. Such amount excludes Smith’s net debt which was $1.3 billion as of March 31, 2010. Smith is a leading supplier of premium products and services to the oil and gas exploration and production industry and reported revenues of $8.2 billion in 2009. The transaction is subject to various conditions including Smith stockholder approval. Subject to receipt of approval from Smith Stockholders, Schlumberger expects that the closing of the transaction will occur on August 27, 2010.

3. Charges

Schlumberger recorded the following charges during the first six months of 2010 and 2009:

2010

First quarter of 2010:

•

Schlumberger incurred $35 million of merger-related costs in connection with the Smith and Geoservices transactions (see Notes 2 and 5). These costs primarily consist of advisory and legal fees and are classified in Merger & integration in the Consolidated Statement of Income.

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

•

Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in certain of its pension plans and its postretirement medical plan as a consequence of the above mentioned workforce reductions. Accordingly, Schlumberger recorded pretax non-cash pension and other postretirement benefit curtailment charges of $136 million ($122 million after-tax). The curtailment charge included recognition of the change in benefit obligations as well as a portion of the previously unrecognized prior service costs, reflecting the reduction in expected future service for the impacted plans. These costs are classified in Cost of revenue in the Consolidated Statement of Income.

The following is a summary of these charges:

	(Stated in millions)
	Pretax	Tax	Net
Charges
- Workforce reductions	$102	$(17)	$85
- Postretirement benefits curtailment	136	(14)	122

	$238	$(31)	$207

4. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2010			2009
Second Quarter	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Basic	$818	1,192	$0.69	$613	1,197	$0.51

Assumed conversion of debentures	1	6		2	8
Assumed exercise of stock options	—	8		—	8
Unvested restricted stock	—	2		—	1

Diluted	$819	1,208	$0.68	$615	1,214	$0.51

Six Months	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Basic	$1,490	1,194	$1.25	$1,552	1,197	$1.30

Assumed conversion of debentures	3	6		4	8
Assumed exercise of stock options	—	9		—	6
Unvested restricted stock	—	2		—	1

Diluted	$1,493	1,211	$1.23	$1,556	1,212	$1.28

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2010	2009
Second Quarter	14	17
Six Months	13	17

5. Acquisitions

On April 23, 2010, Schlumberger completed the acquisition of Geoservices, a privately owned oilfield services company specializing in mud logging, slickline and production surveillance operations, for approximately $915 million in cash.

The purchase price has been preliminarily allocated to the net assets acquired upon their estimated fair values as follows:

(Stated in millions)
Cash	$26
Other assets	183
Fixed assets	91
Goodwill	466
Intangible assets	546
Long-term debt	(144)
Deferred tax liabilities	(98)
Other liabilities	(155)

$915

The recorded amounts for certain assets and liabilities, primarily relating to intangible assets, goodwill and deferred tax liabilities, are preliminary and subject to change. Any further adjustments are not expected to be material.

Geoservices’ long-term debt was repaid at the time of closing. Schlumberger will record the results of Geoservices one month in arrears. Geoservices’ revenue in 2009 was approximately $500 million.

Intangible assets recorded in connection with this transaction, which primarily relate to customer relationships, will be amortized over a weighted average period of approximately 19 years.

The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The goodwill is not tax deductible.

Other Acquisitions

During the first six months of 2010, Schlumberger made certain other acquisitions and minority interest investments for $145 million, net of cash acquired, none of which were significant on an individual basis or in the aggregate.

Pro forma results pertaining to the above acquisitions are not presented as the impact was not significant.

6. Inventory

A summary of inventory follows:

	(Stated in millions)
	Jun. 30 2010	Dec. 31 2009
Raw materials & field materials	$1,665	$1,646
Work in process	84	74
Finished goods	116	146

	$1,865	$1,866

7. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Jun. 30 2010	Dec. 31 2009
Property, plant & equipment	$22,279	$21,505
Less: Accumulated depreciation	12,622	11,845

	$9,657	$9,660

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2010	2009
Second Quarter	$558	$537
Six Months	$1,105	$1,067

8. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2010 was as follows:

(Stated in millions)
Balance at December 31, 2009	$288
Capitalized in period	172
Charged to cost of revenue	(91)

Balance at June 30, 2010	$369

9. Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2010 were as follows:

		(Stated in millions)
	Oilfield Services	Western Geco	Total
Balance at December 31, 2009	$4,290	$1,015	$5,305
Additions	557	17	574
Impact of change in exchange rates	(25)	—	(25)

Balance at June 30, 2010	$4,822	$1,032	$5,854

10. Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

				(Stated in millions)
	Jun. 30, 2010			Dec. 31, 2009
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Software	$332	$261	$71	$339	$262	$77
Technology	704	178	526	527	163	364
Customer Relationships	746	93	653	355	80	275
Other	169	59	110	121	51	70

	$1,951	$591	$1,360	$1,342	$556	$786

Amortization expense charged to income was as follows:

	(Stated in millions)
	2010	2009
Second Quarter	$35	$28
Six Months	$63	$57

The weighted average amortization period for all intangible assets is approximately 14 years.

Based on the net book value of intangible assets at June 30, 2010, amortization charged to income for the subsequent five years is estimated to be: remainder of 2010 – $69 million; 2011 – $134 million; 2012 – $122 million; 2013 – $107 million; 2014 – $97 million and 2015 – $89 million.

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

At June 30, 2010, Schlumberger recognized a cumulative net $41 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At June 30, 2010, contracts were outstanding for the US dollar equivalent of $3.8 billion in various foreign currencies.

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

At June 30, 2010, Schlumberger had fixed rate debt aggregating approximately $2.4 billion and variable rate debt aggregating approximately $2.1 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled approximately $3.5 billion at June 30, 2010, and are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially all denominated in US dollars. The carrying value of these investments approximates fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments is summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Classification
	Jun. 30 2010	Dec. 31 2009
Derivative assets
Derivative designated as hedges:
Foreign exchange contracts	$2	$14	Other current assets
Foreign exchange contracts	—	216	Other Assets
Interest rate swaps	22	—	Other Assets

	$24	$230

Derivative not designated as hedges:
Commodity contracts	$1	$1	Other current assets
Foreign exchange contracts	5	11	Other current assets
Foreign exchange contracts	12	28	Other Assets

	$18	$40

	$42	$270

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$33	$15	Accounts payable and accrued liabilities
Foreign exchange contracts	199	51	Other Liabilities

	$232	$66

Derivative not designated as hedges:
Commodity contracts	$1	$3	Accounts payable and accrued liabilities
Foreign exchange contracts	3	—	Accounts payable and accrued liabilities
Foreign exchange contracts	—	25	Other Liabilities

	$4	$28

	$236	$94

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in Income
	Second Quarter		Six Months
	2010	2009	2010	2009	Classification
Derivatives designated as fair value hedges:
Foreign exchange contracts	$—	$61	$(13)	$39	Cost of revenue
Interest rate swaps	4	—	9	—	Interest expense

	$4	$61	$(4)	$39

Derivatives not designated as hedges:
Foreign exchange contracts	$(38)	$1	$(45)	$(22)	Cost of revenue
Commodity contracts	(1)	1	(2)	—	Cost of revenue

	$(39)	$2	$(47)	$(22)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCI into Income				Classification
	Second Quarter		Six Months
	2010	2009	2010	2009
Foreign exchange contracts	$(200)	$91	$(335)	$27	Cost of revenue
Foreign exchange contracts	(5)	(7)	(6)	(14)	Research & engineering

	$(205)	$84	$(341)	$13

(Stated in millions)
	Gain (Loss) Recognized in OCI
	Second Quarter		Six Months
	2010	2009	2010	2009
Foreign exchange contracts	$(264)	$227	$(422)	$168

12. Long-term Debt

A summary of Long-Term Debt follows:

	(Stated in millions)
	Jun. 30, 2010	Dec. 31, 2009
5.25% Guaranteed Notes due 2013	$614	$727
6.50% Notes due 2012	649	649
5.875% Guaranteed Bonds due 2011	311	362
4.50% Guaranteed Bonds due 2014	1,227	1,449
3.00% Guaranteed Notes due 2013	450	449
Commercial paper borrowings	234	358
Other variable rate debt	222	360

	3,707	4,354
Fair value adjustment—hedging	22	1

	$3,729	$4,355

The fair value adjustment presented above represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

The fair value of Schlumberger’s Long-term Debt at June 30, 2010 and December 31, 2009 was $4.0 billion and $4.6 billion, respectively and was estimated based on quoted market prices.

At December 31, 2009 there were $321 million outstanding of 2.125% Series B Convertible Debentures due June 1, 2023. The fair value of these Series B debentures at December 31, 2009 was $527 million. During the six months ended June 30, 2010, $320 million of these debentures were converted by holders into 7,997,300 shares of Schlumberger common stock and the remaining $1 million of outstanding Series B debentures were redeemed for cash.

13. Income Tax

Income from Continuing Operations before taxes which was subject to US and non-US income taxes was as follows:

			(Stated in millions)
	Second Quarter		Six Months
	2010	2009	2010	2009
United States	$83	$(64)	$144	$40
Outside United States	911	831	1,738	1,920

	$994	$767	$1,882	$1,960

During the first quarter of 2010, Schlumberger recorded pretax charges of $35 million outside of the US. During the second quarter of 2009, Schlumberger recorded pretax charges of $73 million in the US and $165 million outside of the US. These charges are included in the table above and are more fully described in Note 3—Charges.

The components of net deferred tax assets were as follows:

	(Stated in millions)
	Jun. 30 2010	Dec. 31 2009
Postretirement benefits, net	$392	$447
Multiclient seismic data	100	104
Intangible assets	(246)	(122)
Other, net	101	101

	$347	$530

The above deferred tax assets at June 30, 2010 and December 31, 2009 are net of valuation allowances relating to net operating losses in certain countries of $220 million and $251 million, respectively. The deferred tax assets are also net of valuation allowances relating to a capital loss carryforward of $16 million at June 30, 2010 ($17 million at December 31, 2009), which expires in 2010 and a foreign tax credit carryforward of $21 million at June 30, 2010 ($30 million at December 31, 2009) which expires in 2012.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2010	2009	2010	2009
Current:
United States - Federal	$26	$(20)	$48	$(55)
United States - State	3	(1)	6	(2)
Outside United States	150	169	306	380

	$179	$148	$360	$323

Deferred:
United States - Federal	$(3)	$(2)	$39	$71
United States - State	—	—	2	4
Outside United States	10	6	—	7
Valuation allowance	(9)	—	(10)	(1)

	$(2)	$4	$31	$81

Consolidated taxes on income	$177	$152	$391	$404

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2010	2009	2010	2009
US federal statutory rate	35%	35%	35%	35%
Non-US income taxed at different rates	(14)	(16)	(14)	(15)
Effect of equity method investment	(1)	(1)	(1)	—
Charges (See Note 3)	—	2	2	2
Other	(2)	—	(1)	(1)

Effective income tax rate	18%	20%	21%	21%

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

15. Segment Information

Schlumberger operates two business segments: Oilfield Services and WesternGeco.

			(Stated in millions)
	Second Quarter 2010		Second Quarter 2009
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$1,115	$116	$819	$8
Latin America	1,144	205	995	176
Europe/CIS/Africa	1,740	319	1,782	432
Middle East & Asia	1,371	427	1,312	421
Other	66	7	48	(15)

	5,436	1,074	4,956	1,022
WesternGeco	476	47	559	97

Corporate & Other	25	(90)	13	(77)
Interest Income (1)	—	11	—	13
Interest Expense (2)	—	(48)	—	(50)
Charges	—	—	—	(238)

	$5,937	$994	$5,528	$767

1.	Excludes interest income included in the segment results ($4 million in 2010; $4 million in 2009).
2.	Excludes interest expense included in the segment results ($5 million in 2010; $11 million in 2009).

			(Stated in millions)
	Six Months 2010		Six Months 2009
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$2,148	$198	$2,011	$171
Latin America	2,200	390	2,024	378
Europe/CIS/Africa	3,365	613	3,585	899
Middle East & Asia	2,693	837	2,687	876
Other	127	4	88	(46)

	10,533	2,042	10,395	2,278
WesternGeco	948	114	1,110	151

Corporate & Other	53	(171)	23	(166)
Interest Income (1)	—	24	—	27
Interest Expense (2)	—	(92)	—	(92)
Charges	—	(35)	—	(238)

	$11,534	$1,882	$11,528	$1,960

1.	Excludes interest income included in the segment results ($7 million in 2010; $9 million in 2009).
2.	Excludes interest expense included in the segment results ($6 million in 2010; $24 million in 2009).

16. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

					(Stated in millions)
	Second Quarter				Six Months
	2010		2009		2010		2009
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost—benefits earned during period	$13	$10	$14	$15	$28	$24	$30	$29
Interest cost on projected benefit obligation	35	51	38	45	71	103	77	90
Expected return on plan assets	(47)	(57)	(45)	(40)	(95)	(115)	(88)	(80)
Amortization of net loss	15	5	9	—	31	10	18	—
Amortization of prior service cost	1	29	1	31	2	57	3	62

	17	38	17	51	37	79	40	101
Curtailment charge	—	—	32	98	—	—	32	98

	$17	$38	$49	$149	$37	$79	$72	$199

During the first six months of 2010, Schlumberger made contributions to its international defined benefit pension plans of $97 million.

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

			(Stated in millions)
	Second Quarter		Six Months
	2010	2009	2010	2009
Service cost—benefits earned during period	$6	$5	$11	$12
Interest cost on accumulated postretirement benefit obligation	14	14	29	26
Expected return on plan assets	(2)	—	(3)	(1)
Amortization of prior service cost	(5)	(7)	(10)	(14)
Amortization of net loss	2	2	6	5

	$15	$14	$33	$28
Curtailment charge	—	6	—	6

	$15	$20	$33	$34

During the first six months of 2010, Schlumberger made a contribution to the US postretirement medical plan of $33 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

Second Quarter 2010 Compared to First Quarter 2010

		(Stated in millions)
	Second Quarter 2010	First Quarter 2010	% chg
Oilfield Services
Revenue	$5,436	$5,097	7%
Pretax Operating Income	$1,074	$969	11%

WesternGeco
Revenue	$476	$472	1%
Pretax Operating Income	$47	$67	(31)%

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

Second-quarter revenue was $5.94 billion compared to $5.60 billion in the first quarter of 2010. Income from continuing operations attributable to Schlumberger for the second quarter of 2010 was $818 million compared to $672 million in the first quarter of 2010. The first quarter 2010 results included charges of $40 million for the reduction in future tax deductions for retiree medical benefits as a results of the passage of the Patient Protection and Affordable Care Act in the United States and $35 million for transaction costs in connection with the proposed Smith International, Inc. merger and the Geoservices acquisition.

Oilfield Services revenue increased 7% sequentially with increases recorded in all Areas, as were sequential margin improvements led by strong performances in North America and Latin America. In North America, high activity and improved pricing in the US Land GeoMarket more than offset the revenue effects of the Canadian spring break-up and the reduced offshore activity late in the quarter following the start of the drilling moratorium in the US Gulf of Mexico. In Latin America, Mexico and Brazil led the revenue improvement. In the other Areas, activity steadily improved. In Europe/CIS/Africa, a strong rebound in Russia and the North Sea was somewhat offset by slow activity in North Africa and lower demand for exploration-related services in West & South Africa.

WesternGeco revenue of $476 million increased 1% sequentially. However, operating income decreased significantly as strong increases in Marine and Data Processing could not offset the lower margin effect of reduced Multiclient activity following the seasonally stronger first-quarter sales.

Schlumberger’s outlook for the remainder of the year assumes continued slow build of activity in the second half in most parts of the world. In particular, US Land, Brazil, North Sea and Russia are expected to be GeoMarkets of continued strength. Meanwhile, growth is expected to continue across most of the Middle East & Asia GeoMarkets. This will be partially offset by reductions in Integrated Project Management (IPM) activity in Mexico in both Chicontepec and Burgos.

In the deepwater US Gulf of Mexico, Schlumberger is not planning for any resumption of drilling activity this year. In deepwater activity elsewhere, there have been no significant delays or program reductions as a result of the US Gulf of Mexico drilling moratorium. Internationally, operators, contractors and regulatory bodies have stepped up maintenance and verification of key well control equipment and procedures, but have not restricted actual drilling activity. The outlook for WesternGeco will be governed by the evolution of the Multiclient market in the US Gulf of Mexico, which remains uncertain at this time. The drilling moratorium is currently anticipated to reduce Schlumberger’s earnings per share in the second half of 2010 by approximately $0.08 to $0.12 per share.

Schlumberger began a program three years ago called “Excellence in Execution”. This program was designed to create a step change in the service quality and efficiency Schlumberger provide and, in deepwater, was aimed at enabling our clients to reduce the risk and cost of deepwater operations. The program, in addition to equipment and procedural improvements, provides for competency certification of all personnel involved in deepwater operations. Schlumberger is encouraged by the results as well as by our customer acceptance of this multiyear initiative.

Schlumberger believes that the contribution of deepwater discoveries has been, and will remain, very significant to future hydrocarbon production. Schlumberger therefore welcomes the current efforts to better understand and control the risks associated with these types of operations. While additional control and oversight will undoubtedly add cost, it is expected that this will be offset in the long run by improvements in operating procedures and technology.

The recovery in world demand for oil has been reasonably robust and current forecasts for the coming year remain consistent with slowly increasing levels of exploration and production activity. Natural gas economics remain more challenging, as supply of both LNG and unconventional gas in the US would appear to continue to outstrip the demand recovery. Overall, therefore, Schlumberger sees the current trend of a slow but sure recovery in activity as likely to continue without change until Schlumberger has a clearer view of the sustainability of the recovery in the world economy.

OILFIELD SERVICES

Second-quarter revenue of $5.44 billion was 7% higher sequentially, with increases in all Areas. In Europe/CIS/Africa, revenue grew primarily due to the seasonal rebound in activity in Russia and improved activity in the North Sea GeoMarket, the effects of which were partially offset by reduced activity in the North Africa and West & South Africa GeoMarkets. Latin America Area revenue increased mostly in the Mexico/Central America GeoMarket on higher activity as well as on a strong performance in IPM service delivery, and in the Brazil GeoMarket on the continued build-up of offshore exploration activity. In North America, revenue grew in US Land from a combination of increased activity and pricing that was partially offset by the impact of the spring break-up in Canada and the early effects of the deepwater drilling moratorium in the US Gulf of Mexico. Middle East & Asia Area revenue was higher mainly due to increased activity and Well Services product sales. The acquisition of Geoservices during the quarter also contributed to the overall sequential increase in revenue.

Among the Technologies, sequential revenue growth was strongest in Well Services primarily due to stronger US Land activity and pricing, increased product sales in the Middle Eastern GeoMarkets, and the seasonal rebound in Russia. Artificial Lift recorded strong growth on equipment sales in Russia and the Middle Eastern GeoMarkets.

Second-quarter pretax operating income of $1.07 billion increased 11% sequentially. Pretax operating margin improved 75 basis points (bps) sequentially to 19.8% primarily due to the significantly stronger performance in the US Land GeoMarket resulting from the increased activity and pricing combined with the seasonal rebound in Russia and a more favorable revenue mix in the North Sea GeoMarket. These increases were partially offset by the impact of lower activity in the North Africa and West & South Africa GeoMarkets, the effects of the deepwater drilling moratorium in the US Gulf of Mexico and the spring break-up in Canada.

North America

Second-quarter revenue of $1.11 billion was 8% higher sequentially. Pretax operating income of $116 million was 40% higher compared to the first quarter of 2010.

Sequentially, US Land GeoMarket revenue increased 35% driven by a 13% increase in rig count, high service intensity in unconventional oil and gas reservoirs, and continued pricing improvements for Well Services technologies. This increase was partially offset by lower revenue in the Canada GeoMarket due to the seasonal spring break-up and the decrease in the US Gulf of Mexico GeoMarket revenue as a consequence of the moratorium on deepwater drilling.

Pretax operating margin improved 237 bps sequentially to 10.4%. US Land pretax operating margin increased 14.9 percentage points sequentially due to increased Well Services activity and pricing, but this increase was tempered by lower pretax operating margins in the US Gulf of Mexico and Canada as a result of the lower activity.

As previously disclosed, and prior to the recent events in the US Gulf of Mexico, Schlumberger’s North America Land operations were undergoing a review to provide consistent response, enhanced reliability and greater operational efficiency. This review has been accelerated and will take into consideration the impact of the drilling moratorium in the US Gulf of Mexico. The resulting actions will result in certain restructuring charges being recorded in the third quarter of 2010.

Latin America

Second-quarter revenue of $1.14 billion was 8% higher sequentially. Pretax operating income of $205 million increased 10%.

Sequentially, revenue in the Mexico/Central America GeoMarket grew primarily through higher activity and improved IPM drilling performance; increased offshore activity on better weather conditions; and the finalization of Schlumberger Information Solutions (SIS) contracts. Revenue in the Brazil GeoMarket increased as the result of the continued expansion of offshore activity while the Argentina/Bolivia/Chile GeoMarket recorded growth that was driven by drilling activity in unconventional gas projects. These increases, however, were partially offset by lower revenue in the Venezuela/Trinidad & Tobago GeoMarket primarily for SIS services, and in the Peru/Colombia/Ecuador GeoMarket on decreased Testing Services equipment sales and reduced gain share in IPM projects.

Pretax operating margin was up 35 bps sequentially to 17.9% primarily driven by the increased activity in the Mexico/Central America and Argentina/Bolivia/Chile GeoMarkets.

As a result of the previously mentioned anticipated slowdown of activity in Mexico, Schlumberger expects to record restructuring charges during the third quarter of 2010 associated with the lower activity.

Europe/CIS/Africa

Second-quarter revenue of $1.74 billion was 7% higher compared to the first quarter of 2010. Pretax operating income of $319 million was 9% higher sequentially.

Sequentially, Russia revenue increased on the post-winter seasonal rebound in activity and higher Artificial Lift systems sales while the North Sea GeoMarket recorded growth on higher exploration and appraisal activity in the UK sector as well as increased drilling activity in the Norwegian sector. These increases were partially offset by a decrease in the North Africa GeoMarket due to completion of two IPM projects and to lower Testing Services, Completions and Artificial Lift equipment sales. The West & South Africa GeoMarket also recorded a sequential decrease in revenue from reduced exploration-related services and from lower drilling activity that reduced demand for Drilling & Measurements technologies.

Pretax operating margin improved 29 bps to 18.4% as the positive impact of the increased activity in Russia and the more favorable revenue mix in the North Sea GeoMarket more than offset the effect of the reduced revenue in the West & South Africa and North Africa GeoMarkets.

Middle East & Asia

Second-quarter revenue of $1.37 billion was 4% higher versus the prior quarter. Pretax operating income of $427 million increased 4% sequentially.

Sequentially, revenue growth was recorded across most of the Middle Eastern GeoMarkets from increased activity that resulted in strong demand for Wireline services, and from higher sales of Well Services products and Artificial Lift equipment. These increases were partially offset by a decrease in revenue in the Australia/Papua New Guinea GeoMarket as a change in the mix of offshore activities reduced demand for Wireline and Drilling & Measurements services; and by a decrease in the East Asia GeoMarket on lower IPM activity.

Pretax operating margin remained strong at 31.1% as the positive impact of the increased activity in the Middle Eastern GeoMarkets offset the impact of a less favorable revenue mix in the Australia/Papua New Guinea GeoMarket.

WESTERNGECO

Second-quarter revenue of $476 million was 1% higher sequentially. Pretax operating income of $47 million decreased 31% versus the first quarter of 2010.

Sequentially, Marine revenue increased primarily due to the addition of two new vessels to the fleet and to greater productivity on a number of projects. Data Processing revenue grew on higher activity in Europe and Africa and in North America. These increases were partially offset by lower Multiclient revenue, mostly in North America following the seasonally stronger first quarter, and by a decrease in Land revenue following the completion of a contract in the Middle East.

Pretax operating margin decreased 447 bps sequentially to 9.8% primarily due to the decrease in Multiclient revenue and to the lower Land revenue coupled with start-up costs on a Land project in Africa. These decreases were partially offset by the positive impact of the higher productivity in Marine.

Second Quarter 2010 Compared to Second Quarter 2009

		(Stated in millions)
	Second Quarter
	2010	2009	% chg
Oilfield Services
Revenue	$5,436	$4,956	10%
Pretax Operating Income	$1,074	$1,022	5%

WesternGeco
Revenue	$476	$559	(15)%
Pretax Operating Income	$47	$97	(52)%

Second-quarter 2010 revenue was $5.94 billion versus $5.53 billion in the second quarter of 2009.

Income from continuing operations attributable to Schlumberger in the second quarter of 2010 was $818 million, compared to $613 million in the second quarter of 2009. The second quarter of 2009 results included charges of $207 million related to workforce reductions and postretirement benefits curtailment.

OILFIELD SERVICES

Second-quarter 2010 revenue of $5.44 billion increased 10% compared to the same period last year. Growth was strongest in the North America Area primarily due to a significant recovery in activity and improved pricing for Well Services technologies in the US Land GeoMarket and higher activity in the Canada GeoMarket. The Latin America Area recorded growth on increased activity across all GeoMarkets while Middle East & Asia Area revenue increased on strong Well Services activity in the Middle Eastern GeoMarkets and increased drilling activity in Asia. The acquisition of Geoservices in the second quarter of 2010 also contributed to the year-on-year revenue increase. These increases were partially offset by a decrease in Europe/CIS/Africa revenue primarily due to reduced activity in the Libya, West & South Africa, Caspian, North Africa and Continental Europe GeoMarkets partially offset by improved activity in Russia.

Second-quarter 2010 pretax operating income of $1.07 billion was 5% higher year-on-year. Pretax operating margin declined 88 bps to 19.8% as the impact of the reduced activity and lower pricing in the Europe/CIS/Africa Area was offset by the activity and pricing improvements in the North America Area.

North America

Second-quarter 2010 revenue of $1.11 billion was 36% higher than the same period last year. The US Land GeoMarket recorded 62% growth due to strong activity in unconventional oil and gas reservoirs and improved pricing that benefited mostly Well Services technologies. Canada GeoMarket revenue also increased significantly from stronger activity in oil basins. These increases were partially offset by a decrease in the US Gulf of Mexico GeoMarket revenue as a result of the moratorium on deepwater drilling.

Year-on-year, pretax operating margin increased 941 bps to 10.4% mostly due to the stronger activity and improved pricing in the US Land GeoMarket, but partially offset by a lower performance in the US Gulf of Mexico GeoMarket as a consequence of the abrupt slowdown in activity.

Latin America

Second-quarter 2010 revenue of $1.14 billion was 15% higher than the previous year on increases from all GeoMarkets. The Brazil GeoMarket led the Area growth on strong offshore activity that increased demand for Wireline and Drilling & Measurements services. Venezuela/Trinidad & Tobago GeoMarket revenue was higher with no deferral of revenue pending contract finalization as experienced in the prior year. The Mexico/Central America GeoMarket grew primarily on increased IPM activity while the Argentina/Bolivia/Chile GeoMarket increased on drilling activity in unconventional gas projects. The Peru/Ecuador/Colombia GeoMarket revenue grew from higher gain share in IPM projects in addition to increased activity that led to stronger demand for Drilling & Measurements services.

Year-on-year, pretax operating margin was up 24 bps to 17.9% as the positive impact of the higher revenue in the Venezuela/Trinidad & Tobago GeoMarket offset the effect of a less favorable revenue mix in the Mexico/Central America GeoMarket.

Europe/CIS/Africa

Second-quarter 2010 revenue of $1.74 billion was 2% lower year-on-year. This decrease was largely attributable to reduced activity in the Libya, West & South Africa, Caspian, Continental Europe and North Africa GeoMarkets. These decreases were partially offset by improved activity in Russia and in the Nigeria & Gulf of Guinea GeoMarket. Among the Technologies, decreases were highest in Drilling & Measurements and Completions.

Year-on-year, pretax operating margin decreased 585 bps to 18.4% primarily due to lower pricing coupled with a lower mix of high-margin exploration services in the Area.

Middle East & Asia

Second-quarter 2010 revenue of $1.37 billion was 5% above the same period last year primarily on strong demand for Well Services technologies in the Middle Eastern GeoMarkets and increased drilling activity in the Australia/Papua New Guinea, China/Japan/Korea and India GeoMarkets.

Year-on-year, pretax operating margin decreased 92 bps to 31.1% primarily due to a less favorable revenue mix in the East Asia GeoMarket, start-up costs in the Iraq GeoMarket and the impact of the lower pricing across the Area.

WESTERNGECO

Second-quarter 2010 revenue of $476 million was 15% lower year-on-year. Marine revenue decreased primarily due to lower pricing while Multiclient revenue dropped on lower sales in Europe and Africa and in North America. Land revenue decreased on the completion of a contract in Asia and lower productivity on projects in Africa.

Year-on-year, pretax operating margin decreased 750 bps to 9.8% primarily as the result of the lower pricing in Marine; the reduced productivity on the Africa projects as well as stand-by costs for the delayed start-up of a contract in Latin America in Land; and start-up costs in Data Processing.

Six Months 2010 Compared to Six Months 2009

		(Stated in millions)
	Six Months
	2010	2009	% chg
Oilfield Services
Revenue	$10,533	$10,395	1%
Pretax Operating Income	$2,042	$2,278	(10)%

WesternGeco
Revenue	$948	$1,110	(15)%
Pretax Operating Income	$114	$151	(25)%

Revenue for the six month period ended June 2010 of $11.53 billion was flat compared to the same period last year.

Income from continuing operations attributable to Schlumberger for the six months ended June 2010 was $1.49 billion versus $1.55 billion for the same period last year. The six months ended June 30, 2010 included $75 million of charges while the six months ended June 30, 2009 included $207 million of charges.

OILFIELD SERVICES

Six month revenue of $10.53 billion increased 1% compared to the same period last year. Revenue increased in the Latin America Area primarily due to higher activity in the Brazil and Peru/Colombia/Ecuador GeoMarkets and in the North America Area on increased activity and pricing for Well Services technologies in the US Land GeoMarket. The acquisition of Geoservices also increased 2010 revenue. These increases were partially offset by a decrease in Europe/CIS/Africa Area revenue mostly due to lower activity that affected the Caspian, North Sea, West & South Africa, Libya and Continental Europe GeoMarkets. Middle East & Asia Area revenue was flat year-on-year.

Year-to-date pretax operating margin declined 252 bps to 19.4% mostly due to the reduced activity and weaker pricing in the Europe/CIS/Africa Area.

North America

Six month revenue of $2.15 billion was 7% higher than the same period last year primarily due to strong activity in unconventional oil and gas reservoirs and improved pricing in the US Land GeoMarket and improved activity levels in oil basins in Canada. These increases were partially offset by a decrease in the US Gulf of Mexico GeoMarket revenue as a result of the moratorium on deepwater drilling.

Year-on-year, pretax operating margin increased 74 bps to 9.2% mostly due to the stronger activity and improved pricing in the US Land GeoMarket, but partially offset by the impact of the slow-down in the US Gulf of Mexico GeoMarket as a consequence of the deepwater drilling moratorium.

Latin America

Six month revenue of $2.20 billion was 9% higher than the previous year with increases from all GeoMarkets. Growth was strongest in the Brazil GeoMarket where higher offshore activity increased demand for Wireline and Drilling & Measurements services. Revenue also increased significantly in the Peru/Ecuador/Colombia GeoMarket due to strong IPM activity and higher Artificial Lift systems sales and in the Mexico/Central America GeoMarket on increased IPM activity.

Year-on-year, pretax operating margin decreased 97 bps to 17.7% primarily as a result of a less favorable revenue mix in the Mexico/Central America GeoMarket.

Europe/CIS/Africa

Six month revenue of $3.36 billion was 6% lower year-on-year. This decrease was largely attributable to lower pricing across much of the Area and reduced activity in the Caspian, North Sea, West & South Africa, Libya and Continental Europe GeoMarkets. These decreases were partially offset by increases in Russia due to higher IPM activity; in the North Africa GeoMarket from strong Testing Services equipment sales and higher IPM activity; and in the Nigeria & Gulf of Guinea GeoMarket on strong demand for Well Services technologies.

Year-on-year, pretax operating margin decreased 685 bps to 18.2% primarily due to reduced pricing across the Area as well as to the lower overall activity levels.

Middle East & Asia

Six month revenue of $2.69 billion was essentially flat with the same period last year, while pretax operating margin decreased 152 bps year-on-year to 31.1% primarily due to a less favorable revenue mix in the East Asia GeoMarket and the impact of the lower pricing across the Area.

WESTERNGECO

Six month revenue of $948 million was 15% lower year-on-year primarily due to reduced activity and pricing in Marine. This decrease was partially offset by an increase in Multiclient as the result of increased acquisition of wide-azimuth surveys in the US Gulf of Mexico.

Year-on-year, pretax operating margin decreased 161 bps to 12.0% primarily as the result of the lower pricing and activity in Marine; reduced productivity in projects in Africa and stand-by costs incurred as the result of the delayed start-up of a contract in Latin America for Land; and start-up costs for a new project in Data Processing. These decreases were partially offset by an improvement in Multiclient margins on the increased activity.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the second quarter and six months ended June 30, 2010 and 2009:

			(Stated in millions)
	Second Quarter		Six Months
	2010	2009	2010	2009
Interest income	$15	$17	$32	$36
Equity in net earnings of affiliated companies	36	43	83	101

	$51	$60	$115	$137

OTHER

A summary of gross margin follows:

	Second Quarter		Six Months
	2010	2009	2010	2009
Gross margin	22.9%	19.8%	22.7%	22.4%

The charges recorded in the second quarter of 2009 (see Note 3 to the Consolidated Financial Statements) negatively impacted gross margins by 4.3 percentage points in the second quarter of 2009 and by 2.1 percentage points during the six months ended June 30, 2009. Excluding the impact of these charges, gross margins have decreased largely due to lower activity and consequent pricing pressure for Oilfield Services particularly in the Europe/CIS/Africa Area partially offset by improved activity levels and pricing in the North America Area.

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2010 and 2009 were as follows:

	Second Quarter		Six Months
	2010	2009	2010	2009
Research & engineering	3.6%	3.6%	3.7%	3.4%
General & administrative	2.4%	2.4%	2.5%	2.3%

Research and engineering expenditures, by business segment, for the second quarter and six months ended June 30, 2010 and 2009 were as follows:

			(Stated in millions)
	Second Quarter		Six Months
	2010	2009	2010	2009
Oilfield Services	$187	$168	$364	$326
WesternGeco	26	26	53	53
Other	3	3	6	7

	$216	$197	$423	$386

The effective tax rate for the second quarter of 2010 was 17.8% compared to 19.8% for the same period in 2009. The decrease is primarily attributable to the impact of the charges described in Note 3 to the Consolidated Financial Statements.

The effective tax rate for the six months ended June 30, 2010 was 20.8% compared to 20.6% for the same period of the prior year. Excluding the charges described in Note 3 to the Consolidated Financial Statements, the effective tax rate decreased 1.5 percentage points mainly due to the geographic mix of earnings.

CHARGES

Schlumberger recorded charges during the first six months of 2010 and 2009. These charges, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

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

Details of Net Debt follow:

		(Stated in millions)
	Jun. 30 2010	Jun. 30 2009
Net Debt, beginning of year	$(126)	$(1,129)
Net income	1,491	1,556
Depreciation and amortization (1)	1,258	1,235
Non-cash postretirement benefits curtailment charge	—	136
Pension and other postretirement benefits expense	149	168
Pension and other postretirement benefits funding	(130)	(518)
Excess of equity income over dividends received	(83)	(37)
Stock-based compensation expense	95	92
Increase in working capital	(209)	(675)
Capital expenditure	(1,083)	(1,252)
Multiclient seismic data capitalized	(172)	(89)
Dividends paid	(505)	(502)
Stock repurchase program	(872)	—
Proceeds from employee stock plans	164	43
Geoservices acquisition, net of debt acquired	(1,033)	—
Other business acquisitions and minority interest investments	(145)	(198)
Conversion of debentures	320	—
Translation effect on Net Debt	62	(36)
Other	53	216

Net Debt, end of period	$(766)	$(990)

(1)	Includes multiclient seismic data costs.

		(Stated in millions)
Components of Net Debt	Jun. 30 2010	Jun. 30 2009	Dec. 31 2009
Cash	$229	$216	$243
Short-term investments	2,849	4,195	4,373
Fixed income investments, held to maturity	652	464	738
Short-term borrowings and current portion of long-term debt	(767)	(1,253)	(804)
Convertible debentures	—	(321)	(321)
Long-term debt	(3,729)	(4,291)	(4,355)

	$(766)	$(990)	$(126)

Key liquidity events during the first six months of 2010 and 2009 included:

•	During the second quarter of 2010, Schlumberger completed the acquisition of Geoservices for cash of $0.9 billion. Schlumberger acquired net debt of $0.1 billion in connection with this transaction.

•

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $2.31 billion had been repurchased as of June 30, 2010.

The following table summarizes the activity, during the six months ended June 30, 2010, under the April 17, 2008 share repurchase program:

	(Stated in thousands except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Six months ended June 30, 2010	$871,890	13,734.8	$63.48

Schlumberger did not repurchase any shares during the six months ended June 30, 2009.

•	During the first six months of 2010 Schlumberger made contributions of $130 million to its defined benefit pension plans as compared to $518 million during the same period last year.

•

Cash flow provided by operations was $2.3 billion in the first six months of 2010 compared to $2.1 billion in the first six months of 2009. The increase in cash flow from operations in 2010 as compared to 2009 reflected an improvement in working capital requirements combined with a decrease in pension plan contributions which was offset in part by the decrease in net income.

•

Capital expenditures were $1.1 billion in the first six months of 2010 compared to $1.3 billion during the first quarter of 2009. Oilfield Services capital expenditures are expected to approach $2.8 billion for the full year of 2010 as compared to $1.9 billion in 2009. WesternGeco capital expenditures are expected to approach $0.3 billion for the full year 2010 as compared to $0.5 billion in 2009.

•

During the first six months of 2010, $320 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 8.0 million shares of Schlumberger common stock and the remaining $1 million of outstanding Series B debentures were redeemed for cash.

•

During the first quarter of 2009, Schlumberger entered into a €3.0 billion Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.

•

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

As of June 30, 2010 Schlumberger had $2.9 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $3.4 billion with commercial banks, of which $2.8 billion was available and unused as of June 30, 2010. This included $2.4 billion of unused committed facilities which support commercial paper borrowings in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger’s total outstanding debt at June 30, 2010 was $4.4 billion and included $0.2 billion of commercial paper borrowings. The total outstanding debt decreased $1.0 billion compared to December 31, 2009.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); timing of the closing of the Smith merger; the integration of both Smith and Geoservices into our business; the anticipated benefits of those transactions; oil and natural gas demand and production growth; oil and natural gas prices; operating margins; the Schlumberger effective tax rate; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; pricing erosion; seasonal factors; satisfaction of the closing conditions to the Smith merger; the risk that the contemplated Smith merger does not occur, negative effects from the pendency of the contemplated Smith merger, the ability after the closing of the Smith merger to successfully integrate the merged businesses and to realize expected synergies, the inability to retain key employees; expenses for the merger; and other risks and uncertainties detailed in our second-quarter 2010 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

The information with respect to Item 1 is set forth under Note 14. Contingencies, in the Consolidated Financial Statements.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as follows:

The ability of Smith and Schlumberger to complete the merger is subject to certain closing conditions, including the approval of Smith stockholders.

The merger agreement contains closing conditions, including approval of the merger by Smith stockholders, the absence of injunctions or other legal restrictions and no material adverse effect having occurred with respect to either company. We can provide no assurance that the various closing conditions will be satisfied, or that any required conditions will not materially adversely affect the combined company following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger.

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

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2010, Schlumberger issued 7,432,300 shares of its common stock upon conversion by holders of $298.7 million aggregate principal amount of its 2.125% Series B Convertible Debentures due June 1, 2023. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011.

Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2010 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2010	2,814.0	$66.76	2,814.0	$6,040,489
May 1 through May 31, 2010	2,680.0	$65.57	2,680.0	$5,864,766
June 1 through June 30, 2010	2,948.0	$58.02	2,948.0	$5,693,728

	8,442.0	$63.33	8,442.0

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

** Exhibit 101 - The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)

Date: July 29, 2010	/s/ HOWARD GUILD
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory