Form 10-Q
period 2010-09-30
SCHLUMBERGER LTD /NV/
filed 2010-10-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	Commission file No.:
September 30, 2010	1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

CURACAO	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
42 RUE SAINT-DOMINIQUE PARIS, FRANCE	75007
5599 SAN FELIPE, 17th FLOOR HOUSTON, TEXAS, U.S.A.	77056
PARKSTRAAT 83 THE HAGUE, THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,364,379,732

SCHLUMBERGER LIMITED

Third Quarter 2010 Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Third Quarter		Nine Months
	2010	2009	2010	2009
Revenue	$6,845	$5,430	$18,379	$16,958
Interest & other income, net	54	74	169	211
Gain on investment in M-I SWACO	1,270	—	1,270	—
Expenses
Cost of revenue	5,379	4,144	14,297	12,848
Research & engineering	240	198	662	585
General & administrative	167	128	456	390
Merger & integration	97	—	136	—
Restructuring & other	299	—	299	238
Interest	47	54	146	169

Income before taxes	1,940	980	3,822	2,939
Taxes on income	209	191	600	595

Net Income	1,731	789	3,222	2,344
Net loss (income) attributable to noncontrolling interests	3	(2)	2	(6)

Net Income attributable to Schlumberger	$1,734	$787	$3,224	$2,338

Basic earnings per share of Schlumberger	$1.39	$0.66	$2.66	$1.95

Diluted earnings per share of Schlumberger	$1.38	$0.65	$2.63	$1.93

Average shares outstanding:
Basic	1,249	1,200	1,212	1,198
Assuming dilution	1,258	1,218	1,227	1,214

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Sept. 30, 2010 (Unaudited)	Dec. 31, 2009
ASSETS
Current Assets
Cash	$1,114	$617
Short-term investments	1,511	3,999
Receivables less allowance for doubtful accounts (2010—$156; 2009—$160)	8,600	6,088
Inventories	3,941	1,866
Deferred taxes	—	154
Other current assets	1,280	926

	16,446	13,650
Fixed Income Investments, held to maturity	600	738
Investments in Affiliated Companies	1,005	2,306
Fixed Assets less accumulated depreciation	11,900	9,660
Multiclient Seismic Data	378	288
Goodwill	13,671	5,305
Intangible Assets	5,248	786
Deferred Taxes	—	376
Other Assets	606	356

	$49,854	$33,465

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,308	$5,003
Estimated liability for taxes on income	1,217	878
Dividend payable	286	253
Long-term debt—current portion	1,470	444
Short-term borrowings	446	360
Convertible debentures	—	321
Deferred taxes	334	—

	10,061	7,259
Long-term Debt	4,820	4,355
Postretirement Benefits	1,192	1,660
Deferred Taxes	1,557	—
Other Liabilities	1,108	962

	18,738	14,236

Equity
Common stock	11,874	4,777
Treasury stock	(2,803)	(5,002)
Retained earnings	24,454	22,019
Accumulated other comprehensive loss	(2,627)	(2,674)

Schlumberger stockholders’ equity	30,898	19,120
Noncontrolling interests	218	109

	31,116	19,229

	$49,854	$33,465

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Nine Months Ended Sept. 30,
	2010	2009
Cash flows from operating activities:
Net Income	$3,222	$2,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,951	1,848
Gain on investment in M-I SWACO	(1,238)	—
Non-cash charges	144	—
Earnings of companies carried at equity, less dividends received	(79)	(54)
Deferred income taxes	146	258
Stock-based compensation expense	145	139
Pension and other postretirement benefits curtailment charge	—	136
Pension and other postretirement benefits expense	224	235
Pension and other postretirement benefits funding	(615)	(952)
Other non-cash items	77	117
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(539)	154
Increase in inventories	(21)	(42)
Increase in other current assets	(129)	(9)
Decrease in accounts payable and accrued liabilities	(128)	(556)
Increase (decrease) in estimated liability for taxes on income	224	(238)
Decrease in other liabilities	(26)	(39)
Other—net	(262)	3

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,096	3,344

Cash flows from investing activities:
Capital expenditures	(1,907)	(1,719)
Multiclient seismic data capitalized	(241)	(150)
Cash acquired in merger with Smith International, Inc.	399	—
Acquisition of Geoservices, net of cash acquired	(889)	—
Other business acquisitions and investments, net of cash acquired	(154)	(475)
Sale (purchase) of investments, net	2,620	(767)
Other	(84)	134

NET CASH USED IN INVESTING ACTIVITIES	(256)	(2,977)

Cash flows from financing activities:
Dividends paid	(756)	(758)
Proceeds from employee stock purchase plan	179	97
Proceeds from exercise of stock options	113	59
Tax benefits on stock options	14	4
Stock repurchase program	(1,268)	—
Proceeds from issuance of long-term debt	646	1,980
Repayment of long-term debt	(1,267)	(1,652)
Net decrease in short-term borrowings	(3)	(185)

NET CASH USED IN FINANCING ACTIVITIES	(2,342)	(455)

Net increase (decrease) in cash before translation effect	498	(88)
Translation effect on cash	(1)	—
Cash, beginning of period	617	609

Cash, end of period	$1,114	$521

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total
January 1, 2009—September 30, 2009	Issued	In Treasury
Balance, January 1, 2009	$4,668	$(4,796)	$19,891	$(2,901)	$72	$16,934
Comprehensive income
Net income			2,338		6
Currency translation adjustments				(35)
Changes in fair value of derivatives				157
Deferred employee benefits liabilities				481
Total comprehensive income						2,947
Shares sold to optionees, less shares exchanged	(8)	67				59
Shares granted to Directors		1				1
Vesting of restricted stock	(19)	19				—
Shares issued under employee stock purchase plan	25	141				166
Stock-based compensation cost	139					139
Acquisition of noncontrolling interests	(6)					(6)
Other	(57)				30	(27)
Dividends declared ($0.63 per share)			(754)			(754)
Tax benefits on stock options	4					4

Balance, September 30, 2009	$4,746	$(4,568)	$21,475	$(2,298)	$108	$19,463

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2010—September 30, 2010	Issued	In Treasury
Balance, January 1, 2010	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229
Comprehensive income
Net income			3,224		(2)
Currency translation adjustments				(29)
Changes in fair value of derivatives				(44)
Deferred employee benefits liabilities				120
Total comprehensive income						3,269
Shares sold to optionees, less shares exchanged	(3)	116				113
Shares granted to Directors	1	1				2
Vesting of restricted stock	(9)	9				—
Shares issued under employee stock purchase plan	49	129				178
Stock repurchase program		(1,268)				(1,268)
Stock-based compensation cost	145					145
Shares issued on conversion of debentures	17	303				320
Acquisition of Smith International Inc.	6,880	2,948			114	9,942
Acquisition of noncontrolling interests	3				(8)	(5)
Other		(39)			5	(34)
Dividends declared ($0.63 per share)			(789)			(789)
Tax benefits on stock options	14					14

Balance, September 30, 2010	$11,874	$(2,803)	$24,454	$(2,627)	$218	$31,116

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2010	1,334	(139)	1,195
Acquisition of Smith International Inc.	100	76	176
Shares sold to optionees, less shares exchanged	—	3	3
Shares issued under employee stock purchase plan	—	4	4
Stock repurchase program	—	(21)	(21)
Shares issued on conversion of debebtures	—	8	8
Other	—	(1)	(1)

Balance, September 30, 2010	1,434	(70)	1,364

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The December 31, 2009 balance sheet information has been derived from the audited 2009 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 5, 2010.

Certain items from the prior year have been reclassified to conform to the current year presentation.

2. Charges and Credits

Schlumberger recorded the following charges and credits during the first nine months of 2010 and 2009:

2010

Third quarter of 2010:

•

As a result of the decision to rationalize support costs across the organization as well as to restructure the North America land operations to provide greater operating efficiency, Schlumberger recorded a pretax charge of $90 million ($77 million after-tax).

•

Following the recent successful introduction of UniQ, a new generation single-sensor land acquisition system, Schlumberger recorded a $78 million pretax charge ($71 million after-tax), related to the impairment of WesternGeco’s first generation Q-Land system assets.

•

A pretax and after-tax charge of $63 million primarily relating to the early termination of a vessel lease associated with WesternGeco’s electromagnetic service offering as well as related assets, including a $30 million impairment related to an equity-method investment.

•

In connection with the Schlumberger’s merger with Smith International, Inc. (“Smith”) (see Note 4— Acquisitions), Schlumberger recorded the following pretax charges: $56 million ($55 million after-tax) of merger-related transaction costs including advisory and legal fees, $41 million ($35 million after-tax) relating to employee benefits for change in control payments and retention bonuses and $38 million pretax ($24 million after-tax) for the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value.

•	$40 million pretax ($36 million after-tax) for the early termination of rig contracts and workforce reductions in Mexico due to the slowdown of project activity.

•	Schlumberger repurchased $352 million of its $650 million 6.50% Notes due 2012 and, as a result, incurred a pretax charge of $28 million ($18 million after-tax).

•

Schlumberger recorded a pretax gain of $1.27 billion ($1.24 billion after-tax) as a result of remeasuring its previously held 40% equity interest in the M-I SWACO joint venture. Refer to Note 4—Acquisitions for further details.

The following is a summary of these charges and credits:

	(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	—	63	Restructuring & other
Professional fees and other	56	1	55	Merger & integration
Merger-related employee benefits	41	6	35	Merger & integration
Inventory fair value adjustments	38	14	24	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	28	10	18	Restructuring & other

Total restructuring and merger-related charges	434	55	379

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO

	$(836)	$23	$(859)

Approximately $144 million of the $434 million of restructuring and merger-related charges described above represent non-cash charges. The vast majority of the balance of the charges are expected to be paid within the next six months.

First quarter of 2010:

•	Schlumberger incurred $35 million of merger-related costs in connection with the Smith and Geoservices transactions (see Note 4—Acquisitions). These costs primarily consist of advisory and legal fees.

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

The following is a summary of these charges:

	(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Merger-related transaction costs	$35	$—	$35	Merger & integration
Impact of elimination of tax deduction related to Medicare Part D subsidy	—	40	40	Taxes on income

	$35	$40	$75

2009

Second quarter of 2009:

•

Schlumberger reduced its global workforce as a result of the slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector. As a result of these actions, Schlumberger recorded a pretax charge of $102 million ($85 million after-tax).

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

The following is a summary of these charges:

	(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Workforce reductions	$102	$(17)	$85	Restructuring & other
Postretirement benefits curtailment	136	(14)	122	Restructuring & other

	$238	$(31)	$207

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

			(Stated in millions, except per share amounts)
	2010			2009
Third Quarter	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Basic	$1,734	1,249	$1.39	$787	1,200	$0.66

Assumed conversion of debentures	—	—		2	8
Assumed exercise of stock options	—	7		—	9
Unvested restricted stock	—	2		—	1

Diluted	$1,734	1,258	$1.38	$789	1,218	$0.65

Nine Months	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Basic	$3,224	1,212	$2.66	$2,338	1,198	$1.95

Assumed conversion of debentures	3	5		6	8
Assumed exercise of stock options	—	8		—	7
Unvested restricted stock	—	2		—	1

Diluted	$3,227	1,227	$2.63	$2,344	1,214	$1.93

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2010	2009
Third Quarter	14	10
Nine Months	13	17

4. Acquisitions

Merger with Smith International, Inc.

On August 27, 2010, Schlumberger acquired all of the outstanding shares of Smith, a leading supplier of premium products and services to the oil and gas exploration and production industry. The merger brings together the complementary drilling and measurements technologies and expertise of Schlumberger and Smith in order to facilitate the engineering of complete drilling systems which optimize all of the components of the drill string. Such systems will enable Schlumberger’s customers to achieve improved drilling efficiency, better well placement and increased wellbore assurance as they face increasingly more challenging environments. In addition, Schlumberger’s geographic footprint will facilitate the extension of joint offerings on a worldwide basis.

Under the terms of the merger agreement, Smith became a wholly-owned subsidiary of Schlumberger. Each share of Smith common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.6966 shares of Schlumberger common stock, with cash paid in lieu of fractional shares.

At the effective time of the merger, each outstanding option to purchase Smith common stock was converted pursuant to the merger agreement into a stock option to acquire shares of Schlumberger common stock on the same terms and conditions as were in effect immediately prior to the completion of the merger. The number of shares of Schlumberger common stock underlying each converted Smith stock option was determined by multiplying the number of Smith stock options by the 0.6966 exchange ratio, and rounding down to the nearest whole share. The exercise price per share of each converted Smith stock option was determined by dividing the per share exercise price of such stock option by the 0.6966 exchange ratio, and rounded up to the nearest whole cent. Smith stock options, whether or not then vested and exercisable, became fully vested and exercisable and assumed by Schlumberger at the effective date of the merger in accordance with preexisting change-in-control provisions. Smith stock options were converted into 0.6 million of Schlumberger stock options.

At the effective time of the merger, Smith restricted stock units, whether or not then vested, became fully vested (except for grants between the date of the merger agreement and closing, which were not significant and did not automatically vest) and were converted into shares of Schlumberger common stock in connection with the merger, determined by multiplying the number of shares of Smith common stock subject to each award by the 0.6966 exchange ratio, rounded to the nearest whole share (assuming, in the case of performance-based Smith restricted stock unit awards, the deemed attainment of the performance goals under the award at the target level).

Calculation of Consideration Transferred

The following details the fair value of the consideration transferred to effect the merger with Smith.

(Stated in millions, except exchange ratio and per share amounts)
Number of shares of Smith common stock outstanding as of the acquisition date	248
Number of Smith unvested restricted stock units outstanding as of the acquisition date	4

252
Multiplied by the exchange ratio	0.6966

Equivalent new Schlumberger shares of common stock issued	176
Schlumberger closing stock price on August 27, 2010	$55.76

Common stock equity consideration	$9,812
Fair value of Schlumberger equivalent stock options issued	$16

Total fair value of the consideration transferred	$9,828

Certain amounts may reflect rounding adjustments

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the merger. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.

(Stated in millions)
Cash	$399
Accounts receivable	1,844
Inventory (1)	2,049
Fixed assets	2,081
Intangible assets:
Tradenames (weighted-average life of 25 years)	1,560
Technology (weighted-average life of 16 years)	1,170
Customer relationships (weighted average life of 23 years)	1,370
Other assets	448
Accounts payable and accrued liabilities	(1,347)
Long-term debt (2)	(2,141)
Deferred taxes (3)	(1,964)
Other liabilities	(526)

sub-total	$4,943
Less:
Investment in M-I SWACO (4)	(1,429)
Noncontrolling interests	(114)

Total identifiable net assets	$3,400
Gain on investment in M-I SWACO (4)	(1,238)
Goodwill (5)	7,666

Total consideration transferred	$9,828

(1)

Schlumberger recorded an adjustment of approximately $155 million to write-up the acquired inventory to its estimated fair value. Schlumberger’s cost of revenue will reflect this increased valuation as this inventory is sold. Accordingly, Schlumberger’s margins will be temporarily reduced in the initial periods subsequent to the merger.

(2)	In connection with the merger, Schlumberger assumed all of the debt obligations of Smith including their long-term fixed rate notes consisting of the following: $220 million 6.75% Senior Notes due 2011, $300 million 8.625% Senior Notes due 2014, $275 million 6.00% Senior Notes due 2016 and $700 million 9.75% Senior Notes due 2019. Schlumberger recorded a $417 million adjustment to increase the carrying amount of these notes to their estimated fair value. This adjustment will be amortized as a reduction of interest expense over the remaining term of the respective obligations.
(3)	In connection with the acquisition accounting, Schlumberger provided deferred taxes related to, among other items, the estimated fair value adjustments for acquired inventory, intangible assets and assumed debt obligations. Included in the provisions for deferred taxes are amounts relating to the outside basis difference associated with shares in certain Smith non-US subsidiaries for which no taxes have previously been provided. Schlumberger expects to reverse the outside basis difference primarily through the reorganization of those subsidiaries as well as through repatriating earnings in lieu of permanently reinvesting them. In this regard, Schlumberger is in the process of assessing certain factors that impact the ultimate amount of deferred taxes to be recorded. The amount of deferred taxes recorded will likely be revised after this assessment is completed. Any revision to the amount of deferred taxes recorded will impact the amount of goodwill recorded.
(4)

Prior to the completion of the merger, Smith and Schlumberger operated M-I SWACO, a drilling fluids joint venture that was 40% owned by Schlumberger and 60% owned by Smith. Effective at the closing of the merger, M-I SWACO is now owned 100% by Schlumberger. As a result of obtaining control of this joint venture, Schlumberger was required under generally accepted accounting principles to remeasure its previously held equity interest in the joint venture at its merger-date fair value and recognize the resulting pretax gain of $1.3 billion ($1.2 billion after-tax) in earnings. This gain is classified as Gain on Investment in M-I SWACO in the Consolidated Statement of Income.

(5)

The goodwill recognized is primarily attributable to expected synergies that will result from combining the operations of Schlumberger and Smith as well as intangible assets that do not qualify for separate recognition. Approximately $0.2 billion of the goodwill is deductible for income tax purposes. Schlumberger has not yet completed the process of allocating the goodwill to its reporting units.

Acquisition of Geoservices

On April 23, 2010, Schlumberger completed the acquisition of Geoservices, a privately owned oilfield services company specializing in mud logging, slickline and production surveillance operations, for $915 million in cash.

The purchase price has been allocated to the net assets acquired upon their estimated fair values as follows:

(Stated in millions)
Cash	$26
Other assets	184
Fixed assets	90
Goodwill	599
Intangible assets	377
Long-term debt	(145)
Deferred tax liabilities	(64)
Other liabilities	(152)

$915

Geoservices’ long-term debt was repaid at the time of closing.

Intangible assets recorded in connection with this transaction, which primarily relate to customer relationships, will be amortized over a weighted average period of approximately 17 years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is not tax deductible for income tax purposes.

Other Acquisitions

During the first nine months of 2010, Schlumberger made certain other acquisitions and minority interest investments for $154 million, net of cash acquired, none of which were significant on an individual basis or in the aggregate.

Supplemental Pro Forma Data

Smith’s results of operations have been included in Schlumberger’s financial statements for periods subsequent to the effective date of the merger. Smith contributed revenues of $810 million and net income of $35 million (including the recurring effects of purchase accounting) to Schlumberger for the period from the closing of the merger through September 30, 2010. The following supplemental pro forma data presents consolidated information as if the merger with Smith and the acquisition of Geoservices had been completed on January 1, 2009:

(Stated in millions, except per share data)
	Nine Months Ended September 30,
	2010	2009
Revenue	$24,395	$23,386
Net income	$2,223	$2,424
Net income attributable to Schlumberger	$2,221	$2,418
Diluted earnings per share	$1.62	$1.75

The supplemental pro forma data was prepared based on the historical financial information of Schlumberger, Smith and Geoservices and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The supplemental pro forma data is not necessarily indicative of what Schlumberger’s results of operations actually would have been had the transactions been completed on January 1, 2009. Additionally, the supplemental pro forma data does not purport to project the future results of operations of the combined company nor do they reflect the expected realization of synergies associated with the transactions. The supplemental pro forma data reflects the application of the following adjustments:

•	Elimination of the gain resulting from Schlumberger’s remeasurement of its previously held 40% equity interest in M-I SWACO, which is considered non-recurring.

•	Additional depreciation and amortization expense associated with fair value adjustments to acquired identifiable intangible assets and property, plant and equipment.

•	Elimination of charges incurred in 2010 related to the fair value adjustments to Smith’s inventory that has been sold as they will not have a long-term continuing impact.

•	Reductions in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value.

•	Elimination of transaction costs incurred in 2010 that are directly related to the transactions, and do not have a continuing impact on the combined company’s operating results.

•	The issuance of 176 million of shares of Schlumberger common stock.

Included in the 2010 pro forma net income attributable to Schlumberger and diluted earnings per share presented above are the following significant charges and credits:

(Stated in millions, except per share data)
	Net Income Impact	Diluted EPS Impact *
Severance and other (1)	$77	$0.06
Impairment relating to WesternGeco’s first generation Q-Land acquisition system (1)	71	$0.05
Other WesternGeco-related charges (1)	63	$0.05
Impact of elimination of tax deduction related to Medicare Part D subsidy (1)	40	$0.03
Mexico restructuring (1)	36	$0.03
Venezuelan currency-related losses (2)	34	$0.02
Repurchase of bonds (1)	18	$0.01
Gain on remeasurement of investment in @Balance (2)	(17)	$(0.01)

	$322	$0.23

*	Does not add due to rounding

Included in the 2009 pro forma net income attributable to Schlumberger and diluted earnings per share presented above are the following significant charges and credits:

(Stated in millions, except per share data)
	Net Income Impact	Diluted EPS Impact
Postretirment benefits curtailment (1)	$122	$0.09
Workforce reductions (1)	85	$0.06
Employee severance (2)	32	$0.02

	$239	$0.17

(1)	Relates to Schlumberger’s historical operations and is more fully described in Note 2 – Charges and Credits.
(2)	Relates to Smith’s historical operations.

5. Inventory

A summary of inventory follows:

	(Stated in millions)
	Sept. 30, 2010	Dec. 31, 2009
Raw materials & field materials	$1,841	$1,646
Work in process	280	74
Finished goods	1,820	146

	$3,941	$1,866

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Sept. 30, 2010	Dec. 31, 2009
Property, plant & equipment	$26,230	$21,505
Less: Accumulated depreciation	14,330	11,845

	$11,900	$9,660

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2010	2009
Third Quarter	$603	$542
Nine Months	$1,708	$1,609

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2010 was as follows:

(Stated in millions)
Balance at December 31, 2009	$288
Capitalized in period	241
Charged to expense	(151)

Balance at September 30, 2010	$378

8. Goodwill

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2010 were as follows:

		(Stated in millions)
	Oilfield Services	WesternGeco	Smith (not allocated)	Total
Balance at December 31, 2009	$4,290	$1,015	$—	$5,305
Acquisition of Smith	—	—	7,666	7,666
Other additions	697	17	—	714
Impact of change in exchange rates	(14)	—	—	(14)

Balance at September 30, 2010	$4,973	$1,032	$7,666	$13,671

As discussed in Note 4 - Acquisitions, the Smith transaction resulted in goodwill of approximately $7.7 billion. The allocation of this goodwill among our segments has not been completed.

9. Intangible Assets

Intangible assets principally comprise software, technology and customer relationships. The gross book value and accumulated amortization of intangible assets were as follows:

					(Stated in millions)
	Sept. 30, 2010			Dec. 31, 2009
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,852	$187	$1,665	$527	$163	$364
Tradename	1,678	43	1,635	84	32	52
Customer Relationships	1,967	106	1,861	355	80	275
Other	377	290	87	376	281	95

	$5,874	$626	$5,248	$1,342	$556	$786

Amortization expense charged to income was as follows:

	(Stated in millions)
	2010	2009
Third Quarter	$46	$29
Nine Months	$109	$86

The weighted average amortization period for all intangible assets is approximately 21 years.

Based on the net book value of intangible assets at September 30, 2010, amortization charged to income for the subsequent five years is estimated to be: remainder of 2010 – $82 million; 2011 – $322 million; 2012 – $304 million; 2013 – $293 million; 2014 – $281 million and 2015 – $269 million.

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

At September 30, 2010, Schlumberger recognized a cumulative net $4 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At September 30, 2010, contracts were outstanding for the US dollar equivalent of $4.6 billion in various foreign currencies.

Commodity Price Risk

Schlumberger is exposed to the impact of market fluctuations in the price of commodities, such as copper and lead. Schlumberger has entered into forward contracts on these commodities to manage the price risk associated with forecasted purchases. The objective of these contracts is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. These contracts do not qualify for hedge accounting treatment and therefore changes in the fair value of the forward contracts are recorded directly to earnings.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates.

During the third quarter of 2009, Schlumberger entered into interest rate swaps relating to two of its debt instruments. The first swap was for a notional amount of $450 million in order to hedge changes in the fair value of Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger receives interest at a fixed rate of 3.0% annually and will pay interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%. This interest rate swap is designated as a fair value hedge of the underlying debt. This derivative instrument are marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.

The second swap was for a notional amount of $600 million in order to hedge a portion of the changes in fair value of Schlumberger’s $650 million 6.50% Notes due 2012. Under the terms of this swap agreement, Schlumberger receives interest at a fixed rate of 6.50% semi-annually and will pay interest semi-annually at a floating rate of one-month LIBOR plus a spread of 4.84%. During the third quarter of 2010, Schlumberger repurchased $352 million of these notes and intends to repurchase the remaining outstanding balance during the fourth quarter of 2010. Accordingly, this interest rate swap, which had previously been designated as fair value hedge of the underlying debt, is no longer designated as a hedge. It is Schlumberger’s intention to settle this interest rate swap during the fourth quarter of 2010.

At September 30, 2010, Schlumberger had fixed rate debt aggregating approximately $4.2 billion and variable rate debt aggregating approximately $2.5 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled approximately $2.1 billion at September 30, 2010, and are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially all denominated in US dollars. The carrying value of these investments approximates fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments is summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Classification
	Sept. 30 2010	Dec. 31 2009
Derivative assets
Derivative designated as hedges:
Foreign exchange contracts	$13	$14	Other current assets
Foreign exchange contracts	64	216	Other Assets
Interest rate swaps	18	—	Other Assets

	$95	$230

Derivative not designated as hedges:
Commodity contracts	$2	$1	Other current assets
Foreign exchange contracts	30	11	Other current assets
Foreign exchange contracts	8	28	Other Assets
Interest rate swaps	11	—	Other current assets

	$51	$40

	$146	$270

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$9	$15	Accounts payable and accrued liabilities
Foreign exchange contracts	62	51	Other Liabilities

	$71	$66

Derivative not designated as hedges:
Commodity contracts	$—	$3	Accounts payable and accrued liabilities
Foreign exchange contracts	12	—	Accounts payable and accrued liabilities
Foreign exchange contracts	—	25	Other Liabilities

	$12	$28

	$83	$94

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

(Stated in millions)
	Gain/(Loss) Recognized in Income
	Third Quarter		Nine Months
	2010	2009	2010	2009	Classification
Derivatives designated as fair value hedges:
Foreign exchange contracts	$5	$67	$(8)	$106	Cost of revenue
Interest rate swaps	10	1	19	1	Interest expense

	$15	$68	$11	$107

Derivatives not designated as hedges:
Foreign exchange contracts	$43	$28	$(2)	$6	Cost of revenue
Commodity contracts	1	1	(1)	2	Cost of revenue

	$44	$29	$(3)	$8

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCI into Income				Classification
	Third Quarter		Nine Months
	2010	2009	2010	2009
Foreign exchange contracts	$186	$106	$(149)	$133	Cost of revenue
Foreign exchange contracts	(6)	(2)	(12)	(16)	Research & engineering

	$180	$104	$(161)	$117

(Stated in millions)
	Gain (Loss) Recognized in OCI
	Third Quarter		Nine Months
	2010	2009	2010	2009
Foreign exchange contracts	$217	$106	$(205)	$274

11. Long-term Debt

A summary of Long-Term Debt follows:

	(Stated in millions)
	Sept. 30, 2010	Dec. 31, 2009
4.50% Guaranteed Bonds due 2014	$1,358	$1,449
9.75% Senior Notes due 2019	783	—
5.25% Guaranteed Notes due 2013	679	727
3.00% Guaranteed Notes due 2013	450	449
5.875% Guaranteed Bonds due 2011	344	362
8.625% Senior Notes due 2014	275	—
6.00% Senior Notes due 2016	218	—
6.50% Notes due 2012	—	649
Commercial paper borrowings	622	358
Other variable rate debt	74	360

	4,803	4,354
Fair value adjustment—hedging	17	1

	$4,820	$4,355

The fair value adjustment presented above represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

The fair value of Schlumberger’s Long-term Debt at September 30, 2010 and December 31, 2009 was $5.0 billion and $4.6 billion, respectively and was estimated based on quoted market prices.

At December 31, 2009 there were $321 million outstanding of 2.125% Series B Convertible Debentures due June 1, 2023. The fair value of these Series B debentures at December 31, 2009 was $527 million. During the nine months ended September 30, 2010, $320 million of these debentures were converted by holders into 7,997,300 shares of Schlumberger common stock and the remaining $1 million of outstanding Series B debentures were redeemed for cash.

12. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

			(Stated in millions)
	Third Quarter		Nine Months
	2010	2009	2010	2009
United States	$168	$(61)	$312	$(21)
Outside United States	1,772	1,041	3,510	2,960

	$1,940	$980	$3,822	$2,939

During the third quarter of 2010, Schlumberger recorded a net pretax credit of $836 million, consisting of net charges in the US of $63 million and a net credit outside of the US of $899 million.

During the nine months ended September 30, 2010, Schlumberger recorded net pretax charges in the US of $63 million and a net pretax credit of $864 million outside of the US.

During the nine months ended September 30, 2009, Schlumberger recorded pretax charges of $73 million in the US and $165 million outside of the US.

These charges and credits are included in the table above and are more fully described in Note 2 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Sept. 30, 2010	Dec. 31, 2009
Postretirement benefits, net	$344	$447
Multiclient seismic data	38	104
Intangible assets	(1,704)	(122)
Investments in non-US subsidiaries	(680)	—
Other, net	111	101

	$(1,891)	$530

The above deferred tax balances at September 30, 2010 and December 31, 2009 are net of valuation allowances relating to net operating losses in certain countries of $237 million and $251 million, respectively. The deferred tax balances are also net of valuation allowances relating to a capital loss carryforward of $16 million at September 30, 2010 ($17 million at December 31, 2009), which expires in 2010 and a foreign tax credit carryforward of $21 million at September 30, 2010 ($30 million at December 31, 2009) which expires in 2012.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2010	2009	2010	2009
Current:
United States - Federal	$(60)	$(67)	$(12)	$(122)
United States - State	4	(1)	10	(3)
Outside United States	150	82	456	462

	$94	$14	$454	$337

Deferred:
United States - Federal	$96	$76	$135	$147
United States - State	3	3	5	7
Outside United States	16	81	16	88
Valuation allowance	—	17	(10)	16

	$115	$177	$146	$258

Consolidated taxes on income	$209	$191	$600	$595

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
US federal statutory rate	35%	35%	35%	35%
Non-US income taxed at different rates	(12)	(14)	(14)	(14)
Charges and credits (See Note 2)	(10)	—	(4)	1
Other	(2)	(2)	(1)	(2)

Effective income tax rate	11%	19%	16%	20%

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

In 2009, Schlumberger learned that United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Also in 2009, Smith received an administrative subpoena with respect to its historical business practices in certain countries that are subject to United States trade and economic sanctions. Schlumberger is cooperating with the governmental authorities and is currently unable to predict the outcome of these matters.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP, M-I SWACO provided certain services under the direction of BP. A number of legal actions, certain of which name an M-I SWACO entity as a defendant, have been filed in connection with the Deepwater Horizon incident, and additional legal actions may be filed in the future. Schlumberger is assessing the availability of contractual indemnities and insurance coverage. However, based on information currently known, the amount of any potential loss attributable to M-I SWACO with respect to potential liabilities related to the incident would not be material to Schlumberger’s consolidated financial statements.

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

14. Segment Information

			(Stated in millions)
	Third Quarter 2010		Third Quarter 2009
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$1,259	$219	$823	$28
Latin America	1,071	159	1,071	197
Europe/CIS/Africa	1,734	317	1,782	422
Middle East & Asia	1,402	425	1,233	391
Other	71	(18)	44	4

	5,537	1,102	4,953	1,042
WesternGeco	478	40	463	61
M-I SWACO	383	48	—	—
Smith Oilfield	228	27	—	—
Distribution	199	9	—	—

	6,825	1,226	5,416	1,103

Corporate & Other	20	(81)	14	(87)
Interest Income (1)	—	10	—	13
Interest Expense (2)	—	(51)	—	(49)
Charges and credits	—	836	—	—

	$6,845	$1,940	$5,430	$980

(1)	Excludes interest income included in the segment results ($2 million in 2010; $2 million in 2009).
(2)	Excludes interest expense included in the segment results ($- million in 2010; $5 million in 2009).

			(Stated in millions)
	Nine Months 2010		Nine Months 2009
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$3,407	$417	$2,833	$198
Latin America	3,271	549	3,095	575
Europe/CIS/Africa	5,099	930	5,367	1,321
Middle East & Asia	4,095	1,262	3,920	1,268
Other	198	(14)	134	(42)

	16,070	3,144	15,349	3,320
WesternGeco	1,426	154	1,573	212
M-I SWACO	383	48	—	—
Smith Oilfield	228	27	—	—
Distribution	199	9	—	—

	18,306	3,382	16,922	3,532
Corporate & Other	73	(251)	36	(254)
Interest Income (1)	—	34	—	40
Interest Expense (2)	—	(144)	—	(141)
Charges and credits	—	801	—	(238)

	$18,379	$3,822	$16,958	$2,939

(1)	Excludes interest income included in the segment results ($10 million in 2010; $11 million in 2009).
(2)	Excludes interest expense included in the segment results ($2 million in 2010; $28 million in 2009).

15. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

					(Stated in millions)
	Third Quarter				Nine Months
	2010		2009		2010		2009
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost—benefits earned during period	$15	$15	$11	$21	$43	$39	$41	$50
Interest cost on projected benefit obligation	35	53	27	51	106	156	104	141
Expected return on plan assets	(48)	(59)	(33)	(55)	(143)	(174)	(121)	(135)
Amortization of net loss	14	5	6	—	45	15	24	—
Amortization of prior service cost	1	28	1	25	3	85	4	87

	17	42	12	42	54	121	52	143
Curtailment charge	—	—	—	—	—	—	32	98

	$17	$42	$12	$42	$54	$121	$84	$241

During the first nine months of 2010, Schlumberger made contributions to its US and international defined benefit pension plans of $187 million and $388 million, respectively.

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

			(Stated in millions)
	Third Quarter		Nine Months
	2010	2009	2010	2009
Service cost—benefits earned during period	$6	$3	$17	$15
Interest cost on accumulated postretirement benefit obligation	14	15	43	41
Expected return on plan assets	(1)	—	(4)	(1)
Amortization of prior service cost	(5)	(5)	(15)	(19)
Amortization of net loss	2	(1)	8	4

	$16	$12	$49	$40
Curtailment charge	—	—	—	6

	$16	$12	$49	$46

During the first nine months of 2010, Schlumberger made a contribution to the US postretirement medical plan of $40 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS REVIEW

Third Quarter 2010 Compared to Second Quarter 2010

		(Stated in millions)
	Third Quarter 2010	Second Quarter 2010	% chg
Oilfield Services
Revenue	$5,537	$5,436	2%
Pretax Operating Income	$1,102	$1,074	3%

WesternGeco
Revenue	$478	$476	1%
Pretax Operating Income	$40	$47	(14)%

M-I SWACO (1)
Revenue	$383	$—	—
Pretax Operating Income	$48	$—	—

Smith Oilfield (1)
Revenue	$228	$—	—
Pretax Operating Income	$27	$—	—

Distribution (1)
Revenue	$199	$—	—
Pretax Operating Income	$9	$—	—

(1)	Represents one month of post-merger activity following the merger with Smith International, Inc. (“Smith”) on August 27, 2010. See Note 4 to the Consolidated Financial Statements for further details.

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments as well as the charges and credits described in detail in Note 2 to the Consolidated Financial Statements, interest on postretirement medical benefits, stock-based compensation costs and amortization expense associated with intangible assets recorded as a result of the merger with Smith.

Third-quarter 2010 revenue was $6.85 billion versus $5.94 billion in the second quarter of 2010. Net income attributable to Schlumberger, excluding charges and credits, was $875 million—an increase of 7% sequentially.

During the third quarter of 2010, as a result of the merger with Smith, Schlumberger recorded an after-tax gain of $1.2 billion on its M-I SWACO investment , which was partially offset by after-tax restructuring and merger-related charges of $379 million. These items resulted in a net after-tax credit of $859 million.

Oilfield Services revenue of $5.54 billion increased 2% compared to the second quarter of 2010. This revenue increase was largely driven by strong improvements in US land and Canada, which more than offset a sharp decline in the US Gulf of Mexico as the deepwater drilling moratorium took full effect. Favorable activity, coupled with robust pricing power for pressure pumping and the effects of our restructuring efforts led to a major improvement in margins. Outside North America, activity was mixed. Solid improvements were recorded in Asia, Russia, the North Sea, and West & South Africa, which offset continued weakness in North Africa and the Gulf of Guinea. Latin America performed well in all GeoMarkets except Mexico where budget constraints, weather and security concerns led to major reductions in Integrated Project Management (“IPM”) project activity.

WesternGeco revenue of $478 million increased 1% sequentially. Pretax segment operating income of $40 million decreased 14% versus the second quarter of 2010.

The third-quarter 2010 results reflect one month of activity from the acquired Smith businesses which contributed revenue of $810 million and pretax operating income of $84 million. The merger was dilutive to the third-quarter 2010 earnings-per-share by just under $0.02.

Schlumberger expects for the fourth quarter to show continued strong activity in North America on land, and does not expect any rapid return to deepwater drilling in the US Gulf of Mexico despite the lifting of the moratorium. Further clarification of the new rules and liabilities under which activity will be conducted will be necessary before any major increase in activity in the US Gulf of Mexico takes place. Schlumberger’s restructuring efforts will continue to deliver margin improvements. Outside North America, the delays induced by the knock-on effect of the Macondo well are now being reabsorbed. This and the recent strength in oil prices give some optimism that the rate of recovery overseas will accelerate slightly. The normal seasonal declines in Russia will be present in the fourth quarter and the future of operations in Mexico will remain uncertain until next year. WesternGeco will show improvement in the fourth quarter due to increased US Gulf of Mexico multiclient sales.

Recent robust demand increases as well as predictions of higher demand in 2011 will continue to support oil prices and activity—absent any further deterioration of the world economy. Further demand increases for natural gas will be necessary to sustain the current level of North American gas drilling activity beyond a certain point in time.

OILFIELD SERVICES

Third-quarter revenue of $5.54 billion was 2% higher sequentially. North America Area revenue increased on strong activity and increased pricing in US land and on the seasonal rig count recovery in Canada. These effects were partially offset by the impact of the deepwater drilling moratorium in the US Gulf of Mexico. In the Middle East & Asia Area, revenue grew from strong exploration-related services and drilling activity in the Qatar and East Asia GeoMarkets. Europe/CIS/Africa Area revenue was sequentially flat as increased activity in the West & South Africa and North Sea GeoMarkets and the inclusion of a full quarter of Geoservices activity was offset by weakness in the North Africa and Nigeria & Gulf of Guinea GeoMarkets. These increases were partially offset by a decrease in Latin America Area revenue due to client budget constraints and poor weather conditions in the Mexico/Central America GeoMarket, which severely impacted Integrated Project Management (IPM) activity.

Among the Technologies, revenue growth was driven by strong demand for Well Services products and services—particularly in North America. The quarter’s results also benefited from the inclusion of a full quarter of the Geoservices activity.

Third-quarter pretax operating income of $1.10 billion increased 3% compared to the second quarter of 2010. Pretax operating margin of 19.9% was flat sequentially as strong performance in North America from land activity offset the combined impacts of the drilling moratorium in the US Gulf of Mexico and the severe slowdown in Mexico/Central America.

North America

Third-quarter revenue of $1.26 billion was 13% higher sequentially. Pretax operating income of $219 million was 90% higher compared to the prior quarter.

Sequentially, revenue growth was strongest in US land, which expanded by 22%, versus a 10% rig count increase, on high service intensity as well as on improved pricing and equipment utilization that benefited Well Services, Wireline and Drilling & Measurement technologies. Canada revenue also increased significantly as the result of the seasonal recovery in rig count. These increases were partially offset by a 52% drop in US Gulf of Mexico revenue as a consequence of the deepwater drilling moratorium.

Pretax operating margin for the Area increased 704 basis points (bps) sequentially to 17.4%. The US land margin improved 885 bps on the combination of higher activity, stronger pricing and greater equipment utilization while Canada pretax operating margin increased sharply on the post spring-break up recovery. These increases were partially offset by a 1,365 bps drop in the US Gulf of Mexico margin due to the impact of the drilling moratorium.

Latin America

Third-quarter revenue of $1.07 billion was 6% lower sequentially. Pretax operating income of $159 million decreased 22% compared to the second quarter of 2010.

Sequentially, revenue in the Mexico/Central America GeoMarket decreased significantly as the combination of client budgetary constraints, poor weather conditions and continuing security issues severely impacted IPM activity. This decrease was partially offset by higher revenue from increased drilling in the Peru/Colombia/Ecuador GeoMarket, improved production on an IPM project in Colombia, increased offshore exploration activity in Brazil, and higher IPM activity and Completions equipment sales in Venezuela/Trinidad & Tobago.

Pretax operating margin decreased 302 bps sequentially to 14.9% due mainly to the lower activity in Mexico/Central America and a less favorable revenue mix in Venezuela/Trinidad & Tobago.

Europe/CIS/Africa

Third-quarter revenue of $1.73 billion was flat compared to the second quarter of 2010. Pretax operating income of $317 million decreased 1% sequentially.

Sequentially, revenue grew in the West & South Africa GeoMarket primarily due to increased activity that resulted in stronger demand for Drilling & Measurements services as well as in the North Sea GeoMarket on higher exploration activity that benefited Wireline and Well Services technologies. The inclusion of the first full quarter of Geoservices activity also served to increase Area revenue. These increases were offset primarily by decreased activity in the North Africa GeoMarket, lower exploration activity in the Nigeria & Gulf of Guinea GeoMarket, and reduced Framo revenue.

Pretax operating margin of 18.3% was flat sequentially as a more favorable revenue mix in Russia was offset by the impact of lower activity in the North Africa and Nigeria & Gulf of Guinea GeoMarkets.

Middle East & Asia

Third-quarter revenue of $1.40 billion was 2% higher sequentially. Pretax operating income of $425 million was flat versus the second quarter of 2010.

Sequentially, revenue increased in the Qatar GeoMarket on higher exploration and development drilling activity that resulted in stronger demand for Wireline and Drilling & Measurements services. The East Asia GeoMarket revenue was higher on stronger exploration activity that benefited Wireline and Well Services technologies, while inclusion of a full quarter of Geoservices activity also contributed to the increase in Area revenue. These increases were partially offset by the impact of poor weather conditions in the Pakistan GeoMarket, activity delays in the Indonesia GeoMarket, and lower Well Services product sales.

Pretax operating margin was down 84 bps sequentially to 30.3% as the more favorable exploration activity in the Qatar and East Asia GeoMarkets was insufficient to offset the impacts of start-up costs in Iraq, the activity delays in the Indonesia GeoMarket, and the lower Well Services product sales.

WESTERNGECO

Third-quarter revenue of $478 million increased 1% sequentially. Pretax operating income of $40 million decreased 14% sequentially.

Sequentially, Marine revenue grew from higher activity but was partially offset by lower Electromagnetics and Land revenue as contracts were completed. Multiclient and Data Processing revenues were flat.

Pretax operating margin decreased 145 bps sequentially to 8.3% primarily as the result of the lower Electromagnetics and Land activity.

Third Quarter 2010 Compared to Third Quarter 2009

		(Stated in millions)
	Third Quarter		% chg
	2010	2009
Oilfield Services
Revenue	$5,537	$4,953	12%
Pretax Operating Income	$1,102	$1,042	6%

WesternGeco
Revenue	$478	$463	3%
Pretax Operating Income	$40	$61	(34)%

M-I SWACO (1)
Revenue	$383	$—	—
Pretax Operating Income	$48	$—	—

Smith Oilfield (1)
Revenue	$228	$—	—
Pretax Operating Income	$27	$—	—

Distribution (1)
Revenue	$199	$—	—
Pretax Operating Income	$9	$—	—

(1)	Represents one month of post-merger activity following the merger with Smith on August 27, 2010. See Note 4 to the Consolidated Financial Statements for further details.

Third-quarter 2010 revenue was $6.85 billion versus $5.43 billion in the third quarter of 2009. The increase in revenue was largely attributable to the Smith and Geoservices acquisitions, as well as significantly improved activity and pricing for Oilfield Services US land activity in North America.

Net income attributable to Schlumberger, excluding charges and credits in the third quarter of 2010, was $875 million compared to $787 million in the third quarter of 2009.

OILFIELD SERVICES

Third-quarter 2010 revenue of $5.54 billion was 12% higher than the same period last year primarily in North America Area due to a significant increase in activity and improved pricing in US land and in the Middle East & Asia Area as the result of higher activity. The addition of Geoservices also contributed to the growth. These increases were partially offset by lower revenue in Europe/CIS/Africa due to reduced activity, particularly in the North Africa GeoMarket, and generally lower pricing across the Area. Latin America revenue was flat as a steep drop in IPM activity in Mexico/Central America was offset by growth across much of the rest of the Area.

Third-quarter 2010 pretax operating income of $1.10 billion was 6% higher year-on-year. Pretax operating margin declined 114 bps to 19.9% as a strong contribution from the increased activity and pricing in North America was insufficient to offset the impact of lower activity and pricing in Europe/CIS/Africa and the severe drop in IPM activity in Latin America.

North America

Third-quarter 2010 revenue of $1.26 billion was 53% higher than the same period last year. US land revenue more than doubled compared to 2009 due to strong activity in unconventional oil and gas reservoirs and improved pricing that benefited Well Services, Wireline and Drilling & Measurements technologies. Canada revenue also increased significantly from stronger activity in oil basins. These increases were partially offset by a decrease in the US Gulf of Mexico revenue as a result of the moratorium on deepwater drilling.

Year-on-year, pretax operating margin increased 14 percentage points to 17.4% primarily due to the significant increase in activity and improved pricing in the US land partially offset by the impact of the drilling moratorium in the US Gulf of Mexico.

Latin America

Third-quarter 2010 revenue of $1.07 billion was flat with the previous year. Strong offshore exploration activity in the Brazil GeoMarket, increased IPM activity in Columbia/Peru/Ecuador and higher revenue in Argentina/Bolivia/Chile GeoMarket as well as additional revenue from Geoservices were offset by a significant decrease in IPM activity in the Mexico/Central America GeoMarket resulting from client budgetary constraints, poor weather conditions and continuing security issues.

Year-on-year, pretax operating margin decreased 348 bps to 14.9% mostly due to the precipitous drop in activity in Mexico/Central America.

Europe/CIS/Africa

Third-quarter 2010 revenue of $1.73 billion was 3% lower than the same period last year. North Africa GeoMarket revenue declined sharply on lower Testing Services equipment sales and delays in IPM projects. Revenue in the Caspian and Libya GeoMarkets decreased due to lower activity that reduced demand for Wireline and Drilling & Measurements services while Continental Europe GeoMarket revenue was lower on reduced demand for Well Services and Drilling & Measurements technologies. These decreases were partially offset by additional revenue from the Geoservices acquisition as well as increased integrated services activity in Russia and higher exploration activity in the North Sea.

Year-on-year, pretax operating margin declined 542 bps to 18.3% primarily due to the impact of the significantly lower activity and equipment sales in North Africa, reduced activity in the Caspian, a less favorable revenue mix in West & South Africa and generally lower pricing across the Area.

Middle East & Asia

Third-quarter 2010 revenue of $1.40 billion was 14% higher than the previous year. The growth was largely due to increased IPM activity as well as demand for Well Services technologies in the Middle Eastern GeoMarkets, strong exploration activity in the East Asia GeoMarket, a surge in offshore activity in the Australia/Papua New Guinea GeoMarket and higher activity in the China/Japan/Korea GeoMarket. The acquisition of Geoservices also contributed to the increase in Area revenue.

Year-on-year, pretax operating margin decreased 144 bps to 30.3% primarily reflecting the impact of weaker activity in the Indonesia GeoMarket, start-up costs in Iraq and lower pricing across the Area.

WESTERNGECO

Third-quarter 2010 revenue of $478 million increased 3% compared to the same period last year mostly from higher Multiclient activity in North America.

Year-on-year, pretax operating margin declined 474 bps to 8.3% as strong contribution from the higher Multiclient activity was insufficient to offset the impact of lower pricing in Marine and reduced profitability from Land activity.

Nine Months 2010 Compared to Nine Months 2009

		(Stated in millions)
	Nine Months		% chg
	2010	2009
Oilfield Services
Revenue	$16,070	$15,349	5%
Pretax Operating Income	$3,144	$3,320	(5)%

WesternGeco
Revenue	$1,426	$1,573	(9)%
Pretax Operating Income	$154	$212	(27)%

M-I SWACO (1)
Revenue	$383	$—	—
Pretax Operating Income	$48	$—	—

Smith Oilfield (1)
Revenue	$228	$—	—
Pretax Operating Income	$27	$—	—

Distribution (1)
Revenue	$199	$—	—
Pretax Operating Income	$9	$—	—

(1)	Represents one month of post-merger activity following the merger with Smith on August 27, 2010. See Note 4 to the Consolidated Financial Statements for further details.

Revenue for the nine month period ended September 30, 2010 was $18.38 billion was 8% higher than the same period last year. The increase in revenue was mainly due to the acquisitions of Smith and Geoservices in 2010 as well as significantly improved activity and pricing for Oilfield Services US land activity in North America.

Net income attributable to Schlumberger, excluding charges and credits, for the nine months ended September 2010 was $2.44 billion compared to $2.54 billion for the same period last year.

OILFIELD SERVICES

Nine-month revenue of $16.07 billion was 5% higher than the same period last year. Revenue growth was led by the North America Area mostly from increased activity and pricing for Well Services technologies. Latin America revenue increased on strong activity in the Brazil and Peru/Ecuador/Colombia GeoMarkets partially offset by reduced IPM activity in Mexico/Central America due to client budgetary constraints. Middle East & Asia Area revenue increased primarily due to higher drilling activity in the Australia/Papua New Guinea, China/Japan and East Asia GeoMarkets. The addition of Geoservices also contributed to the increase in revenue. These increases were partially offset by a decrease in Europe/CIS/Africa revenue due to reduced activity in several GeoMarkets as well as generally lower pricing across the Area.

Year-to-date pretax operating margin declined 207 bps to 19.6% mostly due to reduced activity and weaker pricing in the Europe/CIS/Africa Area and lower IPM activity in Latin America partially offset by the affects of the increased activity and pricing in North America.

North America

Nine-month revenue of $3.41 billion was 20% higher than the same period last year primarily due to strong activity in unconventional oil and gas reservoirs and improved pricing in the US Land GeoMarket for Well Services technologies and improved activity levels in oil basins in Canada. These increases were partially offset by a decrease in the US Gulf of Mexico revenue as a result of the moratorium on deepwater drilling.

Year-on-year, pretax operating margin increased 525 bps to 12.3% due to the stronger activity and improved pricing in the US land, and partially offset by the impact of the slow-down in the US Gulf of Mexico as a consequence of the deepwater drilling moratorium.

Latin America

Year-to-date revenue of $3.27 billion was 6% higher than the previous year. Growth was strongest in the Brazil GeoMarket where higher offshore activity increased demand for Wireline and Drilling & Measurements services. Revenue also increased significantly in the Peru/Ecuador/Colombia GeoMarket due to strong IPM activity and higher Artificial Lift systems sales. The addition of Geoservices also contributed to the growth. These increases were partially offset by a decrease in Mexico/Central America GeoMarket revenue as client budgetary constraints reduced IPM activity.

Year-on-year, pretax operating margin decreased 178 bps to 16.8% primarily due to the reduced activity levels in Mexico/Central America.

Europe/CIS/Africa

Nine-month revenue of $5.10 billion was 5% lower year-on-year. This decrease was largely attributable to lower pricing across much of the Area and reduced activity in the Caspian, North Africa, Libya, Continental Europe, North Sea and West & South Africa GeoMarkets. These decreases were partially offset by increases in Russia due to higher IPM activity and in the Nigeria & Gulf of Guinea GeoMarket on strong demand for Well Services technologies. The addition of Geoservices also contributed to Area revenue.

Year-on-year, pretax operating margin decreased 638 bps to 18.2% primarily due to the lower overall activity levels and reduced pricing.

Middle East & Asia

Year-to-date revenue of $4.10 billion was 4% higher than the previous year as strong drilling activity in Asia, particularly in the Australia/Papua New Guinea, China/Japan/Korea and East Asia GeoMarkets, was only partially offset by generally lower activity across the Middle Eastern GeoMarkets. The addition of Geoservices also contributed to the increase in Area revenue.

Year-on-year, pretax operating margin decreased 151 bps to 30.8% primarily due the impact of lower pricing across the Area.

WESTERNGECO

Nine month revenue of $1.43 billion was 9% lower year-on-year primarily due to reduced activity and pricing in Marine. This decrease was partially offset by an increase in Multiclient revenue as the result of increased acquisition of wide-azimuth surveys in the US Gulf of Mexico.

Year-on-year, pretax operating margin decreased 268 bps to 10.8% as the result of the lower pricing and activity in Marine and reduced profitability in Land and Data Processing. These decreases were partially offset by an improvement in Multiclient margins on the increased activity.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2010 and 2009:

			(Stated in millions)
	Third Quarter		Nine Months
	2010	2009	2010	2009
Equity in net earnings of affiliated companies	$46	$59	$129	$160
Interest income	12	15	44	51
Other	(4)	—	(4)	—

	$54	$74	$169	$211

The decrease in equity in net earnings of affiliated companies is primarily attributable to the loss of equity earnings from the M-I SWACO joint venture as Schlumberger now owns 100% of this venture following its merger with Smith on August 27, 2010.

OTHER

A summary of gross margin follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
Gross margin	21.4%	23.7%	22.2%	24.2%

Gross margin decreased from 23.7% in the third quarter of 2009 to 21.4% in the third quarter of 2010. This decrease was primarily attributable to the inclusion of the acquired Smith businesses as well as lower activity and pricing pressure for Oilfield Services, particularly in the Europe/CIS/Africa Area, partially offset by improved activity levels and pricing in the North America Area.

Gross margin decreased from 24.2% for the nine months ended September 30, 2009 to 22.2% for the nine months ended September 30, 2010. This decrease was primarily due to lower activity and the consequent pricing pressure for Oilfield Services particularly in the Europe/CIS/Africa Area partially offset by improved activity levels and pricing in the North America Area.

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2010 and 2009 were as follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
Research & engineering	3.5%	3.7%	3.6%	3.4%
General & administrative	2.4%	2.4%	2.5%	2.3%

Research and engineering expenditures for the third quarter and nine months ended September 30, 2010 and 2009 were as follows:

			(Stated in millions)
	Third Quarter		Nine Months
	2010	2009	2010	2009
Oilfield Services	$192	$169	$562	$495
WesternGeco	25	26	78	79
Acquired Smith businesses	14	—	14	—
Other	9	3	8	11

	$240	$198	$662	$585

The effective tax rate for the third quarter of 2010 was 10.8% compared to 19.5% for the same period in 2009. The third quarter 2010 effective tax rate was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. Excluding the impact of the third quarter 2010 charges and credits, the effective tax rate was 21.0%. This increase as compared to the same period in 2009 was primarily attributable to the fact that both Oilfield Services and WesternGeco generated a larger proportion of their pretax earnings in North America in the third quarter of 2010 as well as the inclusion of one month of results from the merger with Smith. Smith, which as a US company has a US tax rate applicable to its worldwide operations and as such, will serve to increase Schlumberger’s overall effective tax rate.

The effective tax rate for the nine months ended September 30, 2010 was 15.7% compared to 20.2% for the same period of the prior year. The effective tax rate for the nine months ended September 30, 2010 was also significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. The effective tax rate for the nine months ended September 30, 2009 was also impacted by charges, but to a much less significant extent. Excluding charges and credits the effective tax rates for both periods was essentially flat at 19.3% for the nine months ended September 30, 2010 as compared to 19.7% for the nine months ended September 30, 2009.

The effective tax rate, excluding the impact of charges and credits, is expected to increase in the fourth quarter of 2010 as compared to the third quarter of 2010 due to the inclusion of Smith for an entire quarter combined with the effects of the continued positive momentum in North America.

CHARGES AND CREDITS

Schlumberger recorded charges and credits during the first nine months of 2010 and 2009. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

The following is a summary of the third quarter 2010 charges and credits:

		(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s firstgeneration Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	—	63	Restructuring & other
Professional fees and other	56	1	55	Merger & integration
Merger-related employee benefits	41	6	35	Merger & integration
Inventory fair value adjustments	38	14	24	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	28	10	18	Restructuring & other

Total restructuring and merger-related charges	434	55	379

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO

	$(836)	$23	$(859)

The following is a summary of the first quarter 2010 charges:

		(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Merger-related transaction costs	$35	$—	$35	Merger & integration
Impact of elimination of tax deduction related to Medicare Part D subsidy	—	40	40	Taxes on income

	$35	$40	$75

The following is a summary of the second quarter 2009 charges:

		(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification
Workforce reductions	$102	$(17)	$85	Restructuring & other
Postretirement benefits curtailment	136	(14)	122	Restructuring & other

	$238	$(31)	$207

SMITH PURCHASE ACCOUNTING

In connection with the Smith merger, Schlumberger recorded goodwill of $7.7 billion and identifiable intangible assets of $4.1 billion. In addition, an adjustment of $0.4 billion was recorded to increase Smith’s long-term fixed rate debt to its estimated fair value.

As a result of fair value adjustments to Smith’s acquired assets, Schlumberger will record annual pretax depreciation and amortization expense of approximately $200 million. Prior to the merger, Smith’s annual pretax amortization expense was approximately $50 million. Consequently, the merger will result in recurring incremental depreciation and amortization expense of approximately $150 million ($95 million after-tax or $0.07 per diluted share). This increased depreciation and amortization expense will be offset in part by an annual pretax reduction in interest expense of approximately $50 million ($30 million after-tax or $0.02 per diluted share) as a result of fair value adjustments relating to Smith’s long-term fixed rate debt. In total, the purchase accounting adjustments will result in an incremental net reduction to the annual earnings per share of the merged company of approximately $0.05 on an annual basis.

Included in Schlumberger’s third quarter 2010 results is pretax depreciation and amortization expense associated with fair value adjustments to Smith’s acquired assets of $16.5 million. Such amount is included in “Corporate and Other” and is not allocated to the segments. This expense was offset in part by a pretax reduction in interest expense during the quarter of approximately $6 million as a result of the previously mentioned fair value adjustment to debt.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

		(Stated in millions)
	Sept. 30, 2010	Sept. 30, 2009

Net Debt, beginning of year	$(126)	$(1,129)
Net income	3,222	2,344
Depreciation and amortization (1)	1,951	1,848
Gain on investment in M-I SWACO	(1,270)	—
Non-cash charges	144	—
Non-cash postretirement benefits curtailment charge	—	136
Pension and other postretirement benefits expense	224	236
Pension and other postretirement benefits funding	(615)	(952)
Excess of equity income over dividends received	(79)	(54)
Stock-based compensation expense	145	139
Increase in working capital	(607)	(552)
Capital expenditure	(1,907)	(1,719)
Multiclient seismic data capitalized	(241)	(150)
Dividends paid	(756)	(758)
Stock repurchase program	(1,268)	—
Proceeds from employee stock plans	292	156
Net debt assumed in merger with Smith	(1,829)	—
Geoservices acquisition, net of debt acquired	(1,033)	—
Other business acquisitions and minority interest investments	(154)	(475)
Conversion of debentures	320	—
Translation effect on Net Debt	9	(66)
Other	67	336

Net Debt, end of period	$(3,511)	$(660)

(1)	Includes multiclient seismic data costs.

		(Stated in millions)
Components of Net Debt	Sept. 30, 2010	Sept. 30, 2009	Dec. 31, 2009
Cash	$1,114	$521	$617
Short-term investments	1,511	3,707	3,999
Fixed income investments, held to maturity	600	625	738
Short-term borrowings and current portion of long-term debt	(1,916)	(879)	(804)
Convertible debentures	—	(321)	(321)
Long-term debt	(4,820)	(4,313)	(4,355)

	$(3,511)	$(660)	$(126)

Key liquidity events during the first nine months of 2010 and 2009 included:

•

As a result of the Smith merger, Schlumberger assumed net debt of $1.8 billion. This amount consisted of $2.2 billion of debt (including a $0.4 billion adjustment to increase Smith’s long-term fixed rate debt to its estimated fair value) and $0.4 billion of cash.

•	During the second quarter of 2010, Schlumberger completed the acquisition of Geoservices for cash of $0.9 billion. Schlumberger assumed net debt of $0.1 billion in connection with this transaction.

•

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $2.70 billion had been repurchased as of September 30, 2010.

The following table summarizes the activity, during the nine months ended September 30, 2010, under the April 17, 2008 share repurchase program:

	(Stated in thousands except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Nine months ended September 30, 2010	$1,267,715	20,569.5	$61.63

Schlumberger did not repurchase any shares during the nine months ended September 30, 2009.

•	During the first nine months of 2010 Schlumberger made contributions of $615 million to its defined benefit pension plans as compared to $952 million during the same period last year.

•	Cash flow provided by operations was $3.1 billion in the first nine months of 2010 compared to $3.3 billion in the first nine months of 2009.

•

Capital expenditures were $1.9 billion in the first nine months of 2010 compared to $1.7 billion during the first nine months of 2009. Capital expenditures for the full year of 2010 are expected to approach $3.1 billion (inclusive of approximately $260 million relating to four months of activity of the acquired Smith businesses) as compared to $2.4 billion in 2009.

•

During the third quarter of 2010, Schlumberger repurchased $352 million of its $650 million 6.50% Notes due 2012. The premium paid to repurchase these notes was approximately $32 million. Schlumberger expects to repurchase the remaining $298 million of the notes during the fourth quarter of 2010.

•

During the third quarter of 2010, Schlumberger repurchased $98 million of the 6.75% Senior Notes due 2011 which were assumed in the Smith transaction. Schlumberger expects to spend approximately $430 million during the fourth quarter of 2010 to repurchase a further portion of the long-term debt assumed in the Smith transaction.

•

During the first nine months of 2010, $320 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 8.0 million shares of Schlumberger common stock and the remaining $1 million of outstanding Series B debentures were redeemed for cash.

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

As of September 30, 2010 Schlumberger had $2.6 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.5 billion with commercial banks, of which $3.2 billion was available and unused as of September 30, 2010. This included $1.6 billion of unused committed facilities which support commercial paper borrowings in the United States and Europe.

Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger’s total outstanding debt at September 30, 2010 was $6.7 billion and included $0.8 billion of commercial paper borrowings. Excluding the previously mentioned $320 million of convertible debentures that were converted into Schlumberger common stock, the total outstanding debt increased $1.6 billion compared to December 31, 2009.

The current portion of long-term debt increased from $0.4 billion at December 31, 2009 to $1.5 billion at September 30, 2010. This increase is primarily due to $0.7 billion of debt assumed in the Smith transaction that is expected to be repaid within the next twelve months as well as the fact that the remaining $0.3 billion of Schlumberger’s 6.50% Notes due 2012 are now being classified as current.

The non-current portion of long-term debt has increased $0.5 billion from December 31, 2009 to September 30, 2010. This increase is primarily attributable to $1.3 billion of debt assumed in the Smith transaction being classified as non-current offset by the impact of Schlumberger’s $650 million 6.50% Notes either being repaid or classified as current.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); the integration of both Smith and Geoservices into our business; the anticipated benefits of those transactions; oil and natural gas demand and production growth; oil and natural gas prices; operating margins; Schlumberger’s effective tax rate; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; pricing erosion; seasonal factors; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; continuing operational delays or program reductions as of result of the recently-lifted drilling moratorium in the US Gulf of Mexico; the inability to successfully integrate the merged Smith and Geoservices businesses and to realize expected synergies; the inability to retain key employees; and other risks and uncertainties detailed in our third-quarter 2010 earnings release, our most recent Form 10-K, the Risk Factors section of this Form 10-Q and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

The information with respect to Item 1 is set forth under Note 13 - Contingencies, in the Consolidated Financial Statements.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as follows:

The merger with Smith will be dilutive to Schlumberger’s earnings per share in the near term, which may negatively affect the market price of Schlumberger common stock.

Our recently completed merger with Smith will be dilutive to earnings per share in the near term. Future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including adverse changes in:

•	energy market conditions;

•	commodity prices for oil, natural gas and natural gas liquids;

•	production levels;

•	reserve levels;

•	operating results;

•	competitive conditions;

•	laws and regulations affecting the energy business;

•	capital expenditure obligations; and

•	general economic conditions.

Any dilution of, or decrease or delay of any accretion to, Schlumberger’s earnings per share could cause the price of Schlumberger’s common stock to decline.

Our offshore oil and gas operations could be adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill; changes in and compliance with restrictions or regulations on offshore drilling in the US Gulf of Mexico and in other areas around the world may adversely affect our business and operating results.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. As a result of the incident and related oil spill, the Secretary of the US Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement, or BOEM, to issue a suspension until November 30, 2010 of drilling activities for specified drilling configurations and technologies. Although this moratorium was lifted on October 12, 2010, effective immediately, we cannot predict with certainty when drilling operations will resume in the US Gulf of Mexico. The BOEM has also issued new guidelines and regulations regarding safety, environmental matters, drilling equipment and decommissioning applicable to drilling in the US Gulf of Mexico, and may take other additional steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.

At this time, we cannot predict with any certainty what further impact, if any, the Deepwater Horizon incident may have on the regulation of offshore oil and gas exploration and development activity, or on the cost or availability of insurance coverage to cover the risks of such operations. Ongoing effects of and delays from the lifted suspension of drilling activity in the US Gulf of Mexico, or the enactment of new or stricter regulations in the United States and other countries where we operate, could materially adversely affect our financial condition, results of operations or cash flows.

Demand for our products and services could be reduced or eliminated by governmental regulation or a change in the law.

International, national, and state governments and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas (“GHG”) emissions. In the United States, the Environmental Protection Agency (“EPA”) is taking steps to require monitoring and reporting of GHG emissions and to regulate GHGs as pollutants under the Clean Air Act (“CAA”). The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions that began in 2010. Furthermore, the EPA recently proposed additional GHG reporting rules specifically for the oil and gas industry. The EPA has also published a final rule, the “Endangerment Finding,” finding that GHGs in the atmosphere endanger public health and welfare, and that emissions of GHGs from mobile sources cause or contribute to the GHG pollution. Following issuance of the Endangerment Finding, the EPA promulgated final motor vehicle GHG emission standards on April 1, 2010. The EPA has asserted that the final motor vehicle GHG emission standards will trigger construction and operating permit requirements for stationary sources. In addition, climate change legislation is pending in the United States Congress. These developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services and products, which may in turn adversely affect future results of operations. Additionally, legislation to reduce greenhouse gases may have an adverse effect on our operations, including payment of additional costs due to carbon emissions. Higher carbon emission activities include transportation, including marine vessels, cement production (by third party suppliers), and electricity generation (by third party suppliers) as well as other activities. Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts to our ability to conduct operations and/or disruption of our customers’ operations.

Legislation is pending in the United States Congress that would authorize the EPA to regulate hydraulic fracturing. The legislation would require the reporting and public disclosure of chemicals that could adversely affect drinking water supplies. In addition a number of states are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such regulations or legislation could reduce demand for pressure pumping services. If federal and/or state legislation or regulations were enacted, it could adversely affect our financial condition, results of operations and cash flows. We are unable to predict whether the proposed legislation, regulations, or any other proposals will ultimately be enacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011.

Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2010 was as follows:

	(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2010	2,593.3	$57.82	2,593.3	$5,543,798
August 1 through August 31, 2010	—	$—	—	$5,543,798
September 1 through September 30, 2010	4,241.4	$57.97	4,241.4	$5,297,904

	6,834.7	$57.91	6,834.7

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

Prior to October 10, 2010, the Netherlands Antilles, together with Aruba and the Netherlands, formed the Kingdom of the Netherlands, with Curaçao being an island territory of the Netherlands Antilles. Under a constitutional restructuring of the Kingdom of the Netherlands agreed upon among the Netherlands Antilles, Aruba and the Netherlands, the Netherlands Antilles was dissolved effective October 10, 2010. Also effective October 10, 2010, Curaçao became an individual constitutional entity within the Kingdom of the Netherlands, having its own government and laws. As a result of the constitutional restructuring and the dissolution of the Netherlands Antilles, Netherlands Antilles law ceased to exist and Schlumberger Limited is now a Curaçao legal entity subject to Curaçao law. Although Curaçao has become a separate and autonomous country with its own laws and regulations, the civil and corporate Netherlands Antilles law as they applied to Schlumberger before October 10, 2010, did not change under the constitutional restructuring, nor are any material changes expected (other than non-substantive, technical changes to the laws). In effect, Curaçao has adopted the Netherlands Antilles civil and corporate law (to which Schlumberger Limited was subject) that was in effect prior to October 10, 2010.

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

Exhibit 10.1 - Smith International, Inc. 1989 Long-Term Incentive Compensation Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Annex C to Smith International, Inc.’s Proxy Statement filed on July 21, 2010). (+)

Exhibit 10.2 - Smith International, Inc. Form of Nonstatutory Option Agreement as amended December 2006 (incorporated by reference to Exhibit 10.5 to Smith International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006). (+)

* Exhibit 10.3 - Smith International, Inc. 2010 Form of Restricted Stock Unit Agreement. (+)

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

** Exhibit 101 - The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
(+)	Management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)

Date: October 29, 2010	/s/ HOWARD GUILD
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory