Form 10-K
period 2010-12-31
SCHLUMBERGER LTD /NV/
filed 2011-02-04
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-4601
Schlumberger N.V. (Schlumberger Limited)
(Exact name of registrant as specified in its charter)

Curaçao (State or other jurisdiction of incorporation or organization)	52-0684746 (IRS Employer Identification No.)
42, rue Saint-Dominique Paris, France	75007
5599 San Felipe, 17th Floor Houston, Texas, United States of America	77056
Parkstraat 83, The Hague,
The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)
Registrant’s telephone number in the United States, including area code, is:
(713) 375-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris The London Stock Exchange SIX Swiss Exchange Ltd.
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. YES ☒  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒
As of June 30, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $65.9 billion.
As of January 31, 2011, the number of shares of common stock outstanding was 1,360,993,901.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated herein by reference into Part III of this Form 10-K to the extent described therein: the definitive proxy statement relating to Schlumberger’s 2011 Annual General Meeting of Stockholders (“2011 Proxy Statement”).

SCHLUMBERGER LIMITED

Form 10-K

Part I, Item 1

PART I

Item 1.    Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.
Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, the Company today provides the industry’s widest range of products and services from exploration through production. As of December 31, 2010, the Company employed approximately 108,000 people of over 140 nationalities operating in approximately 80 countries. Schlumberger has principal executive offices in Paris, Houston and The Hague.
On August 27, 2010, Schlumberger acquired all of the outstanding shares of Smith International, Inc. (“Smith”), a leading supplier of premium products and services to the oil and gas exploration and production industry. In connection with this transaction, Schlumberger issued 176 million shares of its common stock, valued at approximately $9.8 billion as of the acquisition date. As a result of this transaction, Schlumberger consists of five business segments as of December 31, 2010 – Schlumberger Oilfield Services, WesternGeco, M-I SWACO, Smith Oilfield and Distribution.

Schlumberger Oilfield Services operates in each of the major oilfield service markets, managing its business through its GeoMarket* regions, which are grouped into four geographic areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions. Within this business structure, Schlumberger Oilfield Services products and services are developed by a number of technology-based product lines, or Technologies, to capitalize on technical synergies. These products and services cover the entire life cycle of the reservoir and correspond to a number of markets in which Schlumberger Oilfield Services holds leading positions. The Technologies are also responsible for overseeing operational processes, resource allocation, personnel and quality in the GeoMarkets.

The Technologies are:

•	Wireline – provides the information necessary to evaluate the subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production. Wireline offers both open-hole and cased-hole services as well as a range of well remediation services.

•	Drilling & Measurements – supplies engineering support, directional-drilling, measurement-while-drilling and logging-while-drilling services for all well profiles.

•	Testing Services – provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. The Technology also provides tubing-conveyed perforating services.

•	Well Services – provides services used during oil and gas well drilling and completion as well as those used to maintain optimal production throughout the life of a well. The services include pressure pumping, well cementing and stimulation operations as well as intervention activities. The Technology also develops coiled-tubing equipment and services.

•	Completions – supplies well completion services and equipment that includes upper and lower completion systems, sand management systems and permanently installed instrumentation for all types of well completion.

•	Artificial Lift – provides electrical submersible pumps and gas lift equipment together with associated instrumentation, engineering and production optimization services.

•	Data & Consulting Services – supplies interpretation and integration of all exploration and production data types, as well as expert consulting services for reservoir characterization, production enhancement, field development planning and multi-disciplinary reservoir and production solutions.

Part I, Item 1

•	Schlumberger Information Solutions (SIS) – provides consulting, software, information management and IT infrastructure services that support core oil and gas industry operational processes.

•	Geoservices – supplies mud logging services for geological and drilling surveillance. Geological surveillance includes formation evaluation to provide information on lithology and hydrocarbons encountered while drilling. Drilling surveillance enhances safety and optimizes drilling efficiency using a range of drilling parameter measurements. Geoservices also supplies slickline services for downhole mechanical well intervention and reservoir monitoring and downhole data acquisition.

Supporting the Technologies are various research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.
Schlumberger Oilfield Services also offers customers its services through a business model known as Integrated Project Management (IPM). IPM combines the required services and products of the Technologies with drilling rig management expertise and project management skills to provide a complete solution to well construction and production improvement. IPM projects are typically of multi-year duration and include start-up costs and significant third-party components which cover services that Schlumberger does not provide directly. Projects may be fixed price in nature, contain penalties for non-performance and may also offer opportunities for bonus payments where performance exceeds agreed targets. IPM also provides specialized engineering and project management expertise when Schlumberger is requested to include these capabilities with services and products across the Technologies in a single contract. In no circumstances do IPM projects fail to respect the Schlumberger business profile that precludes any stake in the ownership of oil or gas reserves.
Schlumberger Oilfield Services uses its own personnel to market its offerings. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service, and price differentiation are the principal methods of competition, which varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, well testing, measurement-while-drilling, logging-while-drilling and directional-drilling services, as well as fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger offerings is non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

WesternGeco, the world’s most technologically advanced surface seismic company, provides comprehensive reservoir imaging, monitoring and development services with the most extensive seismic crews and data processing centers in the industry as well as a leading multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management. WesternGeco benefits from full access to the Schlumberger research, development and technology organization and shares similar business risks, opportunities for growth, principal methods of competition and means of marketing as Schlumberger Oilfield Services. Seismic solutions include proprietary single-sensor technologies for enhanced reservoir description, characterization and monitoring throughout the life of the field – from exploration through enhanced recovery. Other WesternGeco solutions include development of controlled-source electromagnetic and magneto-telluric surveys and their integration with seismic data.
Positioned for meeting a full range of customer needs in land, marine and shallow-water transition-zone services, WesternGeco offers a wide scope of technologies and services:

•	Land Seismic – provides comprehensive resources for seismic data acquisition on land and across shallow-water transition zones.

•	Marine Seismic – provides industry-standard marine seismic acquisition and processing systems as well as a unique industry-leading, fully calibrated single-sensor marine seismic system that delivers the seismic technology needed for new-generation reservoir management.

Part I, Item 1

•	Multiclient Services – supplies high-quality seismic data from the multiclient library, including industry-leading Q technology data.

•	Reservoir Services – provides people, tools and technology to help customers capture the benefits of a completely integrated approach to locating, defining and monitoring the reservoir.

•	Data Processing – offers extensive seismic data processing centers for complex data processing projects.

•	Electromagnetics – provides controlled-source electromagnetic and magneto-telluric data processing and interpretation.

M-I SWACO is the leading supplier of drilling fluid systems engineered to improve drilling performance by anticipating fluids-related problems, fluid systems and specialty tools designed to optimize wellbore productivity, production technology solution to maximize production rates, and environmental solutions that safely manage waste volumes generated in both drilling and production operations. The M-I SWACO solutions offering blends an understanding of technology, application and service to enable its clients to achieve their project-specific goals. Operationally, these solutions are delivered through its GeoMarket regions, which are grouped into geographic areas, similar to Schlumberger Oilfield Services.
M-I SWACO’s business is organized into four core solutions offerings: Drilling Solutions, Wellbore Productivity, Production Technologies and Environmental Solutions. These core offerings are organized around the operator’s exploration and production activities – drilling, completion and production. Environmental Solutions are designed to include all three of these activities, allowing M-I SWACO to leverage its environmental technologies across all three of the operator’s exploration and production activities.

•	Drilling Solutions – provides a complete offering of oil-, water- and synthetic-based drilling fluids and additives as well as engineering services that include proprietary software systems, knowledge databases and laboratory capabilities.

•	Wellbore Productivity – consists of a suite of services, products and technical support that focus on safeguarding well completions and formation stability by assuring the optimal quality of the wellbore and fluid systems.

•	Production Technologies – provides a line of oilfield specialty chemical, equipment and related technical services that are used to enhance the flow of hydrocarbons from the wellbore.

•	Environmental Solutions – focuses on the best approach to safely managing waste volumes produced during the drilling, completion and production operations in a way that allows clients to achieve their environmental performance standards.

Prior to its acquisition of Smith, Schlumberger held a 40% interest in M-I SWACO through a joint venture with Smith.

Smith Oilfield provides a comprehensive suite of technologically advanced products, services and engineering used in oil and natural gas development activities. Smith Oilfield is a global leader in the design, manufacture and marketing of drill bits and borehole enlargement tools and is also a leading supplier of drilling tools and services, tubular, completion services and other related downhole solutions. Smith Oilfield also leverages its proprietary suite of modeling and design software and application data together with its comprehensive product and service offerings to optimize the creation of the wellbore.

Distribution operations provide products and services to the energy refining, petrochemical, power generation and mining industries. The segment consists of the operations of Wilson International, Inc., a wholly-owned subsidiary, and a majority owned interest in C.E. Franklin Ltd., a publicly owned Canadian distribution company. Distribution operates an extensive network of supply branches, service centers and sales offices through which it markets pipes, valves and fittings as well as mill, safety and other maintenance products, predominantly in the United States and Canada. Additionally, the Distribution segment provides warehouse management, vendor integration and various inventory management services.

Part I, Item 1

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

Customers and Backlog of Orders

For the year ended December 31, 2010, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, we have no significant backlog due to the nature of our businesses. The WesternGeco backlog, which is based on signed contracts with customers, was $0.9 billion at December 31, 2010 ($1.0 billion at December 31, 2009).

Employees

As of December 31, 2010, Schlumberger had approximately 108,000 employees.

Financial Information

Financial information by business segment for the years ended December 31, 2010, 2009 and 2008 is provided in Note 17 of the Consolidated Financial Statements.

Available Information

The Schlumberger Internet website is www.slb.com. Schlumberger uses its Investor Relations website, www.slb.com/ir, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. Schlumberger makes available free of charge on or through its Investor Relations website at www.slb.com/ir access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, its proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.
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

Part I, Item 1A

Item 1A.    Risk Factors.

The following discussion of risk factors contains “forward-looking statements,” which are discussed immediately following Item 7A. of this Form 10-K. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.

We urge you to consider carefully the risks described below, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for the majority of our services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our results of operations and cash flows.
The prices for oil and natural gas have historically been volatile and may be affected by a variety of factors, including:

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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations and cash flows.

Part I, Item 1A

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the approximately 80 countries in which we operate.

Our non-United States operations accounted for approximately 76% of our consolidated revenue in 2010, 84% in 2009 and 78% in 2008. Operations in countries other than the United States are subject to various risks, including:

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

In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan and Cuba, that are subject to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. United States law enforcement authorities are currently conducting a grand jury investigation and an associated regulatory inquiry related to our operations in certain of these countries. Additionally, in 2009 prior to its merger with Schlumberger, Smith received an administrative subpoena with respect to its historical business practices in certain countries that are subject to United States trade and economic sanctions. If any of the risks described above materialize, or if any governmental investigation results in criminal or civil penalties or other remedial measures, it could reduce our earnings and our cash available for operations.
We are also subject to risks related to investment in our common stock in connection with certain US state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market price of our common stock.

Our merger with Smith will continue to be dilutive to our earnings per share in the near term, which may negatively affect the market price of our common stock.

Our merger with Smith will continue to be dilutive to earnings per share in the near term. Future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including adverse changes in:

•	energy market conditions;

•	commodity prices for oil, natural gas and natural gas liquids;

•	production levels;

•	reserve levels;

•	operating results;

•	competitive conditions;

•	laws and regulations affecting the energy business;

•	capital expenditure obligations; and

•	general economic conditions.

Part I, Item 1A

Any dilution of, or decrease or delay of any accretion to, our earnings per share could cause the price of our common stock to decline.

Our offshore oil and gas operations could be adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill; changes in and compliance with restrictions or regulations on offshore drilling in the US Gulf of Mexico and in other areas around the world may adversely affect our business and operating results.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. As a result of the incident and related oil spill, the Secretary of the US Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue a suspension, until November 30, 2010, of drilling activities for specified drilling configurations and technologies. Although this moratorium was lifted on October 12, 2010, effective immediately, we cannot predict with certainty when drilling operations will fully resume in the US Gulf of Mexico. The BOEMRE has also issued new guidelines and regulations regarding safety, environmental matters, drilling equipment and decommissioning applicable to drilling in the US Gulf of Mexico, and may take other additional steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.
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

Certain equipment used in the delivery of oilfield services, such as directional drilling equipment, perforating systems, subsea completion equipment, radioactive materials and explosives and well completion systems, are used in hostile environments, such as exploration, development and production applications. An accident or a failure of a product could cause personal injury, loss of life, damage to property, equipment or the environment, and suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or

Part I, Item 1A

are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

If we are unable to maintain technology leadership, this could adversely affect any competitive advantage we hold.

If we are unable to develop and produce competitive technology or deliver it to our clients in the form of service offerings in a timely and cost-competitive manner in the various markets we serve, it could adversely affect our financial condition, results of operations and cash flows.

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

International, national, and state governments and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas (“GHG”) emissions. In the United States, the Environmental Protection Agency (“EPA”) is taking steps to require monitoring and reporting of GHG emissions and to regulate GHGs as pollutants under the Clean Air Act (“CAA”). The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions that began in 2010. Furthermore, the EPA recently proposed additional GHG reporting rules specifically for the oil and gas industry. The EPA has also published a final rule, the “Endangerment Finding,” finding that GHGs in the atmosphere endanger public health and welfare, and that emissions of GHGs from mobile sources cause or

Part I, Item 1A

contribute to the GHG pollution. Following issuance of the Endangerment Finding, the EPA promulgated final motor vehicle GHG emission standards on April 1, 2010. The EPA has asserted that the final motor vehicle GHG emission standards will trigger construction and operating permit requirements for stationary sources. In addition, climate change legislation is pending in the United States Congress. These developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations. Additionally, legislation to reduce greenhouse gases may have an adverse effect on our operations, including payment of additional costs due to carbon emissions. Higher carbon emission activities include transportation, including marine vessels, cement production (by third party suppliers), and electricity generation (by third party suppliers) as well as other activities. Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts to our ability to conduct operations and/or disruption of our customers’ operations.
Legislation may be introduced in the United States Congress that would authorize the EPA to regulate hydraulic fracturing. In addition, a number of states are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such legislation or regulations could reduce demand for pressure pumping services. If federal and/or state legislation or regulations were enacted, it could adversely affect our financial condition, results of operations and cash flows. We are unable to predict whether the proposed legislation, regulations, or any other proposals will ultimately be enacted.

Part I, Item 1B, 2, 3, 4

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Schlumberger owns or leases numerous manufacturing facilities, administrative offices, service centers, research centers, data processing centers, mines, ore, drilling fluid and production chemical processing centers, sales offices and warehouses throughout the world. Schlumberger views its principal manufacturing, mining and processing facilities, research centers and data processing centers as its “principal owned or leased facilities.”
The following sets forth Schlumberger’s principal owned or leased facilities by business segment:
Oilfield Services: Beijing, China; Clamart, France; Fuchinobe, Japan; Singapore; Abingdon, Cambridge and Stonehouse, United Kingdom; Novosibirsk, Russia; and within the United States: Boston, Massachusetts; Houston, Rosharon and Sugar Land, Texas; and Lawrence, Kansas.
WesternGeco: Bergen and Oslo, Norway; Gatwick, United Kingdom; Houston, Texas, United States; and Mumbai, India.
M-I SWACO: Aberdeen, Edinburgh, Foss and Aberfly, Scotland; Karmoy, Norway; and within the United States: Battle Mountain and Greystone, Nevada; Greybull, Wyoming; Amelia and Port Fourchon, Louisiana; Galveston and Houston, Texas; Florence, Kentucky; and Tulsa, Oklahoma.
Smith Oilfield: Aberdeen, Scotland; Scurelle, Italy; Neuquen, Argentina; Jebel Ali, Dubai; Changzhou, China and within the United States: Houston, Texas; Ponca City, Oklahoma; Provo, Utah; and Rancho Cucuamonga, California.
Distribution: Edmonton, Canada; and within the United States: LaPorte, Texas; Long Beach, California; and South Plainfield, New Jersey.

Item 3.    Legal Proceedings.

The information with respect to this Item 3 is set forth in Note 16 of the Consolidated Financial Statements.

Item 4.    [Removed and Reserved]

Executive Officers of Schlumberger

The following table sets forth, as of January 31, 2011, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Present Position and Five-Year Business Experience

Andrew Gould	64	Chairman and Chief Executive Officer, since February 2003.

Paal Kibsgaard	43	Chief Operating Officer since February 2010; President Reservoir Characterization Group, May 2009 to February 2010; Vice President Engineering, Manufacturing and Sustaining, November 2007 to May 2009; Vice President Personnel, April 2006 to November 2007; and President, Drilling and Measurements, January 2003 to April 2006.

Simon Ayat	56	Executive Vice President and Chief Financial Officer, since March 2007; Vice President Treasurer, February 2005 to March 2007; and Vice President, Controller and Business Processes, December 2002 to February 2005.

Alexander Juden	50	Secretary and General Counsel, since April 2009; Director of Compliance, February 2005 to April 2009; and WesternGeco General Counsel, May 2004 to February 2005.

Ashok Belani	52	Vice President, Technology, since January 2011; President, Reservoir Characterization Group, since February 2010; Vice President and Chief Technology Officer, April 2006 to February 2010; Senior Advisor, Technology, January 2006 to April 2006; Director, President and Chief Executive Officer NPTest, May 2002 to December 2005.

Stephanie Cox	42	Vice President Personnel, since May 2009; North Gulf Coast GeoMarket Manager, April 2006 to May 2009; and North & South America Personnel Manager, May 2004 to April 2006.

Mark Danton	54	Vice President - Director of Taxes, since January 1999.

Howard Guild	39	Chief Accounting Officer, since July 2005; and Director of Financial Reporting, October 2004 to July 2005.

Part I, Item 4

Name	Age	Present Position and Five-Year Business Experience

Rodney Nelson	52	Vice President Communications, Innovation and Collaboration, since October 2007; Vice President Innovation and Collaboration, July 2006 to October 2007; Vice President Strategic Marketing, July 2004 to July 2006; and Vice President Marketing Oilfield Services, February 2003 to July 2004.

Kjell-Erik Oestdahl	46	Vice President Operations, since January 2011; Vice President Supply Chain Services, since May 2009; Vice President Operations WesternGeco, January 2008 to April 2009; Chief Procurement Officer at StatoilHydro ASA, March 2006 to November 2007; GeoMarket Manager, NSG, from January 2005 to February 2006.

Satish Pai	49	Vice President, Operations, Oilfield Services, since May 2008, President Europe Africa & Caspian, March 2006 to May 2008; and Vice President Oilfield Technologies, March 2002 to March 2006.

Douglas Pferdehirt	46	Vice President Corporate Development and Communication, since January 2011; President Reservoir Production Group, from April 2006 to January 2011; and Vice President Communications and Investor Relations, July 2003 to March 2006.

Jean-Francois Poupeau	49	President Drilling Group, since May 2010; President Drilling & Measurements, July 2007 to April 2010; Vice President Communications and Investor Relations, April 2006 to June 2007; and Vice President Oilfield Services Product Marketing, August 2004 to March 2006.

Patrick Schorn	42	President Reservoir Production Group, since January 2011; President Well Services, May 2008 to January 2011; President Completions, April 2006 to April 2008; Marketing Manager Well Services, August 2004 to March 2006.

Krishna Shivram	48	Vice President Treasurer, since January 2011; Controller Drilling Group, May 2010 to January 2011; Manager Mergers & Acquisitions, May 2009 to April 2010; Controller Oilfield Services, August 2006 to April 2009; Vice President Finance WesternGeco, March 2004 to July 2006.

Malcolm Theobald	49	Vice President Investor Relations, since June 2007; and Global Account Director, September 2001 to June 2007.

Part II, Item 5

PART II

Item 5.	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of January 31, 2011, there were approximately 23,924 stockholders of record. The principal United States market for Schlumberger’s common stock is the NYSE, where it is traded under the symbol “SLB”.
Schlumberger’s common stock is also traded on the Euronext Paris, Euronext Amsterdam, London and SIX Swiss stock exchanges.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2010 and 2009, were:

	Price Range		Dividends
	High	Low	Declared

2010
QUARTERS
First	$72.00	$59.42	$0.210
Second	73.99	51.67	0.210
Third	63.72	52.91	0.210
Fourth	84.11	60.57	0.210
2009
QUARTERS
First	$49.25	$35.05	$0.210
Second	63.78	39.11	0.210
Third	63.00	48.13	0.210
Fourth	71.10	56.00	0.210

On January 21, 2011, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 19%, to $0.25.
There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.
The following graph compares the yearly percentage change in the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500 Index) and the cumulative total return on the Philadelphia Oil Service Index (OSX) over the five-year period ending on December 31, 2010. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Part II, Item 5

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
SCHLUMBERGER COMMON STOCK, THE S&P 500 INDEX AND THE
PHILADELPHIA OIL SERVICE INDEX (OSX)

Assumes $100 invested on December 31, 2005 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index (OSX). Reflects reinvestment of dividends on the last day of the month of payment.

Part II, Item 5, 6

Share Repurchases

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011.
Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2010 was as follows:

(Stated in thousands, except per share amounts)
			Total	Maximum
			number of	value
			shares	of shares
			purchased	that may
			as part of	yet be
	Total number	Average price	publicly	purchased
	of shares	paid per	announced	under the
	purchased	share	program	program

October 1 through October 31, 2010	1,931.0	$63.04	1,931.0	$5,176,181
November 1 through November 30, 2010	1,050.0	$73.46	1,050.0	$5,099,043
December 1 through December 31, 2010	3,074.3	$81.35	3,074.3	$4,848,944

	6,055.3	$74.14	6,055.3

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

The following selected consolidated financial data should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K in order to understand factors, such as business combinations and charges and credits, which may affect the comparability of the Selected Financial Data:

(Stated in millions, except per share amounts)
Year Ended December 31,
	2010	2009	2008	2007	2006

Revenue	$27,447	$22,702	$27,163	$23,277	$19,230
Income from Continuing Operations	$4,266	$3,164	$5,422	$5,177	$3,759
Diluted earnings per share from Continuing Operations	$3.38	$2.61	$4.42	$4.20	$3.01
Working capital	$7,233	$6,391	$4,811	$3,551	$2,731
Total assets	$51,767	$33,465	$32,094	$27,853	$22,832
Net debt(1)	$2,638	$126	$1,129	$1,857	$2,834
Long-term debt	$5,517	$4,355	$3,694	$3,794	$4,664
Schlumberger stockholders’ equity	$31,226	$19,120	$16,862	$14,876	$10,420
Cash dividends declared per share	$0.84	$0.84	$0.84	$0.70	$0.50

(1)	“Net Debt” represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Part II, Item 7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Report.

Executive Overview

After two consecutive years of falling oil demand in 2008 and 2009 induced by the global economic recession, a strong recovery occurred in 2010. Consumption averaged 87.7 million barrels per day, including an all-time peak of over 89 million barrels per day in December, and made the year-on-year increase the second largest in three decades. Oil prices remained in the range of $65-$85 per barrel for much of 2010, but recorded a spike above $90 at the end of the year. The major demand forecasts released during 2010 have continued to increase as a result of the improving economic outlook – particularly in the developing economies. On the supply side, the adherence to production quota by the OPEC countries helped keep the market balanced, although such adherence diminished slightly as the year progressed. Strength in non-OPEC production, improvement in new project developments following the investment cuts in 2009, and lower production costs helped provide additional assurance to the markets.
Natural gas markets behaved differently. Decreasing gas demand during the recession, increasing unconventional gas production in North America, and the commissioning of a number of new large liquefied natural gas export facilities around the world led to an over-supplied market with consequent pressure on spot prices. Within the United States – the world’s largest natural gas market – natural gas storage levels have remained significantly above the five-year range since March 2010 despite lower volumes of Canadian gas imports and some power generation fuel switching from coal to gas. With natural gas price forecasts from the Energy Information Agency for 2011 slipping by nearly a third compared to initial projections made at the beginning of the year, an increasing portion of the drilling and completion activity in shale reservoirs has shifted to liquid and condensate-rich plays in North America.
Within this market, Schlumberger Oilfield Services full-year revenue in 2010 of $22.08 billion grew 8% versus 2009, driven by recovery in the North America natural gas market through increasing demand and stronger pricing for pressure pumping services. The North America Area also benefited from greater activity in liquids-rich plays in a number of basins. Offshore, the tragic Macondo accident in the US Gulf of Mexico led to a shutdown in deepwater operations that severely impacted US offshore activity and led to slowdowns in other parts of the world, although these were being absorbed as the fourth quarter developed. The Middle East and Asia Area revenue climbed 7% from a number of factors including increasing wireline logging and expanded IPM work. Latin America revenue grew by 2%, with rapid growth in Brazil overcoming weaker activity in Mexico as poor weather, increasing security concerns and reduced client budgets impacted operations. Europe/CIS/Africa revenue decreased 4% versus 2009. Among the Technologies, growth was primarily seen in Well Services activities, both in volume and in price although the acquisition of Geoservices also contributed to the increase.
In addition to growing activity, results were underpinned through continuing market penetration of new-technology services such as Scope* advanced logging-while-drilling measurements, Scanner* wireline technologies, and ACTive* coiled-tubing services. Scanner services were boosted by the commercial introduction of the latest family member, the Dielectric Scanner* tool, which was unveiled during the year. As a unique industry service capable of measuring saturation in a variety of reservoir applications, the service completed a two-year pilot project in Saudi Arabia targeted at reservoir monitoring, where 35 logs were recorded in various fields, both on land and offshore, to assess water flooding sweep efficiency as an aid to field development planning.
In reservoir production, ACTive real-time coiled tubing services saw growth, particularly with ACTive conveyance of Wireline Flow Scanner* production logging technology, and with fiber-optic continuous measurements of temperature and pressure along the well bore. Growing deployment of integrated technologies such as these confirms exciting growth possibilities across the Schlumberger technology portfolio particularly in horizontal and extended-reach wells.
It was however drilling services that displayed early evidence of the opportunities provided by the acquisitions of Geoservices and Smith International that were announced during the first quarter. These successes included the completion of a remote three-well exploration project offshore Greenland that used Schlumberger technologies combined with Smith and M-I SWACO products and services as well as Geoservices mud logging. In Brazil, a similar combination of services helped one well record substantial increases in rates of penetration, while meeting all

Part II, Item 7

directional drilling goals. In this particular case the integrated nature of the bottomhole assembly demonstrated how technology optimization can impact performance in the high-cost deepwater drilling environment. A third such operation offshore Indonesia further displayed the value of integrated bottomhole assemblies.
WesternGeco revenue of $1.99 billion in 2010 was 6% lower than 2009 primarily as a result of lower Marine activity and weaker pricing. While Land activity was also weaker, strong Multiclient sales, particularly in the fourth quarter, were able to offset some of these effects. New seismic technology scored some significant successes with penetration of marine single-vessel, full-azimuth coil shooting surveys into a number of the major offshore basins around the world. Coil shooting, unique to Schlumberger, brings better illumination of complex pre-salt, sub-salt and sub-basalt formations in a variety of environments.
The integration of Geoservices and Smith International proceeded smoothly during the year. The complementary nature of many of the product and service lines concerned helped the process while a network of integration teams and Area coordinators rapidly identified revenue and cost-synergy opportunities that contributed to results in 2010 and that augur well for 2011. Total Schlumberger 2010 results reflect four months activity from the acquired Smith businesses, which contributed revenue of $3.30 billion.
In a related move, Schlumberger signed a letter of intent with Eurasia to swap certain assets in Russia to build critical mass in drilling services. Under the terms of this agreement, Eurasia will acquire a number of Schlumberger-owned drilling rigs, while Schlumberger will acquire a range of Eurasia service assets including directional drilling, measurement-while-drilling, well cementing and drilling fluids. Further, both companies agreed to enter a strategic alliance upon completion of the transaction whereby Schlumberger will become the preferred supplier of drilling services to Eurasia Drilling for up to 200 rigs for a 5-year period. This agreement not only increases the market for our services across the rig fleet of the largest Russian drilling company, it also encourages the development of fit-for-purpose bottom-hole assembly technology development as drilling intensity increases in Russia in order to sustain hydrocarbon production.
Two years ago we began a program called “Excellence in Execution”. This was designed to create a step change in our service quality and efficiency and, in deepwater, was aimed at enabling clients to reduce the risk and cost of their deepwater operations. The program, in addition to equipment and procedural improvements, provides for competency certification of all personnel involved in deepwater operations. We have been encouraged by the initial results of this multiyear initiative, as well as by our customers’ acceptance of it. While additional control and oversight will undoubtedly add cost, this will be offset in the long run by improvements in operating procedures and technology. We therefore welcome current efforts to better understand and control the risks associated with deepwater operations.
For 2011, economic projections for world real GDP growth are converging towards a median estimate of 4.2%, slightly lower than the 2010 level, and still with a significant level of uncertainty. A large gap exists between GDP growth rates of Organization for Economic Cooperation and Development (OECD) and non-OECD countries – particularly in China and in other developing Asian economies. However there is remarkable agreement on various oil demand forecasts for 2011, which all lie within 1.4 million barrels per day of each other.
As we look forward to 2011 it is therefore important to remember that the primary driver of our business has always been, and will remain, the demand for oil and gas. Oil prices have moved into a range that will encourage increased investment, particularly in exploration, which remains the swing factor in operators’ budgets. While we do not anticipate any substantial recovery in deepwater US Gulf of Mexico, we do expect a marked increase in deepwater activity in the rest of the world. These factors, coupled with increases in development activity and production enhancement in many other areas, promise stronger growth rates as the year unfolds.
For natural gas, activity in the United States is likely to remain strong – at least through the first half of the year – due to the commitments necessary to retain leases, the backlog of wells to be completed, and the contribution of natural gas liquids to overall project economics. Increased service capacity, however, will negatively affect pricing at some stage during the year.
Overseas, the governing factor on gas activity, particularly in the Middle East, will be the ability of many nations to use gas as a substitute for oil to meet increased local energy demand, thus freeing up more liquids for export. Elsewhere the long lead time necessary to execute large gas projects for LNG exports will ensure that a certain level of activity is maintained.
Unconventional gas resources will continue to attract considerable interest outside North America. The leading activity will continue to be in conventional gas in tight, or low permeability, reservoirs, and in coal-bed methane

Part II, Item 7

developments. There will be exploration activity around the potential that shale gas offers in many other parts of the world.
Increased activity coupled with the greater technology needs of higher exploration, deepwater, and tight gas activity – particularly outside North America – will make 2011 a stronger year for Schlumberger. The importance of risk reduction and the minimization of drilling cost make the acquisitions of Geoservices and Smith major contributors to our future growth in this scenario.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

Fourth Quarter 2010 Results

(Stated in millions)
	Fourth Quarter 2010		Third Quarter 2010
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes

OILFIELD SERVICES
North America	$1,604	$385	$1,259	$219
Latin America	1,050	174	1,071	159
Europe/CIS/Africa	1,783	339	1,734	317
Middle East & Asia	1,491	434	1,402	425
Elims/Other	81	(1)	71	(18)

	6,009	1,331	5,537	1,102

WESTERNGECO	560	113	478	40
M-I SWACO(1)	1,185	149	383	48
SMITH OILFIELD(1)	729	106	228	27
DISTRIBUTION(1)	576	21	199	9

	9,059	1,720	6,825	1,226
Corporate(2)	8	(156)	20	(81)
Interest income(3)		9		10
Interest expense(4)		(58)		(51)
Charges & credits(5)		(180)		836

	$9,067	$1,335	$6,845	$1,940

(1)	The third quarter of 2010 includes one month of post-merger activity following the Smith transaction on August 27, 2010. See Note 4 to the Consolidated Financial Statements for further details.
(2)	Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the merger with Smith and certain other nonoperating items.
(3)	Excludes interest income included in the segments’ income (fourth quarter 2010 – $1 million; third quarter 2010 – $2 million).
(4)	Excludes interest expense included in the segments’ income (fourth quarter 2010 - $2 million; third quarter 2010 – $- million).
(5)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Fourth-quarter revenue of $6.01 billion increased 9% sequentially. Sequentially, North America Area revenue increased 27% on strong activity on land in the US and Canada as well as from the early payout of an IPM gain share project. In the Middle East & Asia Area, revenue grew on year-end equipment, Schlumberger Information Solutions (SIS) software sales, and on higher activity in the Iraq, East Asia and Indonesia GeoMarkets. Europe/CIS/Africa Area revenue increased from stronger activity in the North Sea, West & South Africa, Caspian and Continental Europe GeoMarkets, as well as from year-end SIS software sales. These increases were partially offset by a decrease in Latin America Area revenue primarily due to continuing weakness in the Mexico/Central America GeoMarket.
All Technologies recorded sequential growth, most notably Well Services due to continuing strong activity in North America, and SIS and Artificial Lift from year-end sales. IPM revenue also increased as a result of the early payout on the IPM project in North America.

Part II, Item 7

Fourth-quarter pretax operating income of $1.33 billion increased 21% sequentially. Pretax operating margin increased 224 bps sequentially to 22.1% primarily driven by the robust performance in North America and strong contributions from the year-end equipment and software sales.

North America

Fourth-quarter revenue of $1.60 billion increased 27% sequentially and pretax operating income of $385 million was 75% higher.
Sequentially, revenue in US land grew 24% versus a 4% increase in rig count due to a combination of additional service capacity, improved utilization, and high service intensity that mostly benefited Well Services technologies. Canada revenue grew from higher land activity for Well Services, although this was partially offset by a slowdown in offshore activity that impacted Drilling & Measurements services. The US Gulf of Mexico revenue increased through a modest improvement in shelf activity and from Completion Systems equipment sales. An $87 million early payout relating to services on an IPM gain share project – triggered by the customer’s sale of the field – also contributed to Area growth.
Pretax operating margin for the Area increased 658 bps sequentially to 24.0%. This increase was largely driven by US land through stronger activity and increased efficiency for Well Services operations. The IPM gain share payout contributed approximately $55 million to Area pretax operating income.

Latin America

Fourth-quarter revenue of $1.05 billion decreased 2% versus the prior quarter. Pretax operating income of $174 million increased 9% compared to the third quarter of 2010.
Sequentially, the Brazil GeoMarket achieved record high revenue on strong deepwater activity, while revenue in the Peru/Colombia/Ecuador GeoMarket grew from higher gain share on IPM activity in Colombia and from Testing Services equipment sales in Peru. These increases, however, were insufficient to offset a significant revenue drop in the Mexico/Central America GeoMarket where continuing security issues and client budgetary constraints further reduced IPM activity levels.
Pretax operating margin improved 171 bps sequentially to 16.6% primarily due to a more favorable revenue mix in the Peru/Colombia/Ecuador and Venezuela/Trinidad & Tobago GeoMarkets.

Europe/CIS/Africa

Fourth-quarter revenue of $1.78 billion increased 3% compared to the third quarter of 2010. Pretax operating income of $339 million increased 7% sequentially.
Sequentially, revenue in the North Sea GeoMarket increased primarily from higher activity in Norway and from year-end SIS software sales. In the West & South Africa GeoMarket, revenue grew on stronger activity that benefited Wireline and Drilling & Measurements services and on higher Completion Systems equipment sales. Caspian GeoMarket revenue increased from the startup of several projects that resulted in higher demand for Drilling & Measurements, Testing Services and Wireline technologies as well as from a Well Services equipment sale. Continental Europe revenue grew on higher activity for Well Services and Testing Services technologies and on year-end SIS software sales. These increases, however, were partially offset by a decrease in Nigeria & Gulf of Guinea GeoMarket revenue from lower Completion Systems equipment sales and from delays that reduced demand for Wireline services. Russia revenue was also lower with the onset of the winter slowdown.
Pretax operating margin improved sequentially by 74 bps to 19.0% primarily from a stronger mix of high-margin Wireline and Drilling & Measurements services in the North Sea and West & South Africa GeoMarkets as well as from year-end SIS software sales across much of the Area. These increases were partially offset by the impact of the activity weakness in the Nigeria & Gulf of Guinea GeoMarket.

Middle East & Asia

Fourth-quarter revenue of $1.49 billion increased 6% sequentially. Pretax operating income of $434 million increased 2% sequentially.

Part II, Item 7

Sequentially, revenue growth resulted from the continued ramp up of IPM activity in Iraq and the start of new offshore projects in East Asia. Year-end sales of Artificial Lift and Completion Systems equipment, Well Services products, and SIS software also contributed to Area growth. These increases were partially offset by lower revenue in the Australia/Papua New Guinea GeoMarket resulting from offshore project completions and delays in land activity due to severe flooding, and by lower activity in the Qatar GeoMarket that reduced demand for Wireline and Drilling & Measurements services.
Pretax operating margin decreased 119 bps sequentially to 29.1% as the positive contribution from the year-end sales and a more favorable revenue mix in the Arabian GeoMarket were insufficient to offset the impact of the lower activity in the Australia/Papua New Guinea GeoMarket and startup costs in Iraq.

WesternGeco

Fourth-quarter revenue of $560 million increased 17% sequentially. Pretax operating income of $113 million increased 183% sequentially.
Sequentially, revenue growth was driven by Multiclient, which recorded strong year-end sales from the US Gulf of Mexico. This increase was partially offset by a decrease in Marine revenue due to the seasonal slow-down in activity. Land and Data Processing revenues were flat sequentially.
Pretax operating margin increased 11.8 percentage points sequentially to 20.2% as the result of the high Multiclient sales partially offset by the impact of the lower Marine activity.

Full-Year 2010 Results

(Stated in millions)
	2010		2009
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes

OILFIELD SERVICES
North America	$5,010	$802	$3,707	$216
Latin America	4,321	723	4,225	753
Europe/CIS/Africa	6,882	1,269	7,150	1,707
Middle East & Asia	5,586	1,696	5,234	1,693
Elims/Other	280	(15)	202	(43)

	22,079	4,475	20,518	4,326

WESTERNGECO	1,987	267	2,122	326
M-I SWACO(1)	1,568	197
SMITH OILFIELD(1)	957	132
DISTRIBUTION(1)	774	29
Corporate(2)	82	(405)	62	(344)
Interest income(3)		43		52
Interest expense(4)		(202)		(188)
Charges & credits(5)		620		(238)

	$27,447	$5,156	$22,702	$3,934

(1)	2010 includes four months of post-merger activity following the transaction with Smith on August 27, 2010. See Note 4 to the Consolidated Financial Statements for further details.
(2)	Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the merger with Smith and certain other nonoperating items.
(3)	Excludes interest income included in the segments’ income (2010 – $7 million; 2009 – $10 million).
(4)	Excludes interest expense included in the segments’ income (2010 – $5 million; 2009 – $33 million).
(5)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Full-year 2010 revenue of $22.08 billion was 8% higher than 2009. Revenue growth was strongest in the North America Area mostly as a result of higher activity and pricing for Well Services technologies in US Land but partially offset by

Part II, Item 7

reduced activity in the US Gulf of Mexico. Latin America revenue increased on strong activity in the Brazil and Peru/Ecuador/Colombia GeoMarkets partially offset by reduced IPM activity in Mexico/Central America due to client budgetary constraints. Middle East & Asia Area revenue grew from higher drilling activity in the Australia/Papua New Guinea, China/Japan/Korea and East Asia GeoMarkets as well as from increased IPM activity and strong demand for Well Services technologies in the Middle Eastern GeoMarkets. The addition of Geoservices also contributed to the increased revenue. These increases were partially offset by a decrease in Europe/CIS/Africa revenue as reduced activity in the North Africa, Libya, Caspian and Continental GeoMarkets and generally lower pricing across the Area offset higher activity in Russia.
Year-on-year, pretax operating margin declined 82 bps to 20.3% as a significant improvement in North America Area performance was insufficient to offset the reduced activity and weaker pricing in the Europe/CIS/Africa Area and lower IPM activity in Latin America.

North America

Revenue of $5.01 billion was 35% higher than last year primarily due to strong activity in unconventional oil and gas reservoirs, improved pricing in US Land for Well Services technologies and improved activity levels in oil basins in Canada. These increases were partially offset by a decrease in the US Gulf of Mexico revenue as a six-month moratorium on drilling and lingering uncertainty about rules for operating resulted in the stoppage of deepwater drilling activity.
Year-on-year, pretax operating margin increased 10 percentage points to 16.0% mostly due to the stronger activity and improved pricing in the US land, partially offset by the impact of the activity slow-down in the US Gulf of Mexico.

Latin America

Revenue of $4.32 billion was 2% higher than the previous year. Growth was strongest in the Brazil GeoMarket where higher offshore activity increased demand for Wireline and Drilling & Measurements services technologies. Revenue also increased significantly in the Peru/Ecuador/Colombia GeoMarket due to strong IPM activity and higher Artificial Lift systems sales. The addition of Geoservices also contributed to the growth. These increases were partially offset by a decrease in the Mexico/Central America GeoMarket revenue as client budgetary constraints reduced IPM activity.
Year-on-year, pretax operating margin decreased 110 bps to 16.7% primarily due to the reduced activity levels in Mexico/Central America partially offset by the impact of lower costs in Venezuela/Trinidad & Tobago.

Europe/CIS/Africa

Revenue of $6.88 billion was 4% lower year-on-year. This decrease was largely attributable to lower pricing across much of the Area and reduced activity in the North Africa, Libya, Caspian and Continental Europe GeoMarkets. These decreases were partially offset by increases in Russia due to higher IPM activity. The addition of Geoservices also contributed to Area revenue.
Year-on-year, pretax operating margin decreased 543 bps to 18.4% primarily due to the lower overall activity levels and reduced pricing.

Middle East & Asia

Revenue of $5.59 billion was 7% higher than the previous year primarily due to strong drilling activity in Asia, particularly in the Australia/Papua New Guinea, China/Japan/Korea and East Asia GeoMarkets, and to increased IPM activity and strong demand for Well Services technologies in the Middle Eastern GeoMarkets. The addition of Geoservices also increased Area revenue.
Year-on-year, pretax operating margin decreased 199 bps to 30.4% primarily due the impact of lower pricing across the Area.

WesternGeco

Full-year 2010 revenue of $1.99 billion was 6% lower than the prior year primarily due to reduced activity and pricing in Marine. This decrease was partially offset by an increase in Multiclient revenue as the result of increased acquisition and sales of wide-azimuth surveys in the US Gulf of Mexico.

Part II, Item 7

Year-on-year, pretax operating margin decreased 194 bps to 13.4% as the result of the lower pricing and activity in Marine and reduced profitability in Land and Data Processing. These decreases were partially offset by an improvement in Multiclient margins on the increased activity.

Full-Year 2009 Results

(Stated in millions)
	2009		2008
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes

OILFIELD SERVICES
North America	$3,707	$216	$5,914	$1,371
Latin America	4,225	753	4,230	858
Europe/CIS/Africa	7,150	1,707	8,180	2,244
Middle East & Asia	5,234	1,693	5,724	2,005
Elims/Other	202	(43)	234	27

	20,518	4,326	24,282	6,505

WESTERNGECO	2,122	326	2,838	836
Corporate(1)	62	(344)	43	(268)
Interest income(2)		52		112
Interest expense(3)		(188)		(217)
Charges & credits(4)		(238)		(116)

	$22,702	$3,934	$27,163	$6,852

(1)	Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs and certain other nonoperating items.
(2)	Excludes interest income included in the segments’ income (2009 – $10 million; 2008 – $7 million).
(3)	Excludes interest expense included in the segments’ income (2009 – $33 million; 2008 – $30 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Full-year 2009 revenue of $20.52 billion declined 16% versus 2008. Lower natural gas prices and unfavorable market fundamentals resulted in a 37% decline in North America revenue, primarily in the US Land and Canada GeoMarkets. Europe/CIS/Africa revenue decreased 13% mainly due to the weakening of local currencies against the US dollar and reduced activity in the Russia, North Sea, West & South Africa and Caspian GeoMarkets as well as in Framo, which was partially offset by increased activity in the North Africa GeoMarket. Middle East & Asia revenue also fell by 9% primarily due to decreases in the East Asia, East Mediterranean, Arabian and Australia/Papua New Guinea GeoMarkets. Latin America revenue was only marginally lower than last year as the impact of the weakening of local currencies against the US dollar and much lower activity in Venezuela/Trinidad & Tobago and Peru/Colombia/Ecuador were nearly offset by stronger activity in Mexico/Central America and Brazil. Weakening of local currencies against the US dollar reduced 2009 revenue by approximately 4%. Across the Areas, all of the Technologies recorded revenue declines except Testing Services. IPM recorded revenue growth compared to the same period last year.
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

Part II, Item 7

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

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2010	2009	2008

Interest income	$50	$61	$119
Equity in net earnings of affiliated companies:
M-I SWACO	78	131	210
Others	86	78	83
Other	–	3	–

	$214	$273	$412

Part II, Item 7

Interest Income

The average return on investments decreased to 1.2% in 2010 from 1.4% in 2009 and the weighted average investment balance of $4.0 billion in 2010 decreased $0.5 billion compared to 2009.
The average return on investments decreased to 1.4% in 2009 from 3.5% in 2008 and the weighted average investment balance of $4.5 billion in 2009 increased $1.1 billion compared to 2008.

Equity in Net Earnings of Affiliated Companies

Equity income from the M-I SWACO joint venture in 2010 represents eight months of equity income through the closing of the Smith transaction. The decrease in equity income relating to this joint venture from 2008 to 2009 was attributable to a significant decline in M-I SWACO activity levels, primarily in its United States and Europe/Africa regions, as well as increased pricing pressures.

Interest Expense

Interest expense of $207 million in 2010 decreased by $14 million compared to 2009 due to a decline in the weighted average borrowing rates, from 3.9% to 3.2%. The weighted average debt balance of $6.4 billion in 2010 increased $0.8 billion compared to 2009.
Interest expense of $221 million in 2009 decreased by $26 million compared to 2008 primarily due to a decline in the weighted average borrowing rates, from 4.5% to 3.9%.

Other

Gross margin was 21.7%, 24.0% and 30.2% in 2010, 2009 and 2008, respectively.
The decline in gross margin in 2010 compared to 2009 was primarily attributable to the inclusion of the acquired Smith businesses as well as pricing pressure for Oilfield Services, particularly in the Europe/CIS/Africa Area, partially offset by improved activity levels and pricing in the North America Area.
The decline in gross margin in 2009 compared to 2008 was primarily attributable to lower activity coupled with the impact of a significant reduction in pricing across all of Oilfield Services, most notably in North America and Europe/CIS/Africa. Weaker Marine activity and pricing and reduced Multiclient sales in WesternGeco also contributed to the margin decline.
Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2010	2009	2008

Research & engineering	3.3%	3.5%	3.0%
General & administrative	2.4%	2.4%	2.1%

Research & engineering expenditures were as follows:

(Stated in millions)
	2010	2009	2008

Oilfield Services	$748	$679	$686
WesternGeco	103	108	118
Acquired Smith businesses	58	–	–
Other	10	15	15

	$919	$802	$819

Income Taxes

The Schlumberger effective tax rate was 17.3% in 2010, 19.6% in 2009, and 20.9% in 2008.
The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

Part II, Item 7

The effective tax rate for 2010 was significantly impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements. The effective tax rate for 2009 was also impacted by charges, but to a much lesser extent. Excluding charges and credits, the effective tax rate in 2010 was approximately 20.6% compared to 19.2% in 2009. This increase is largely attributable to the geographic mix of earnings as well as the inclusion of four months results from the merger with Smith. Smith, which as a US company has a US tax rate applicable to its worldwide operations and as such, will serve to increase Schlumberger’s overall effective tax rate.
The decrease in the Schlumberger effective tax rate in 2009 as compared to 2008 was primarily attributable to the geographic mix of earnings. Schlumberger generated a lower proportion of its pretax earnings in North America in 2009 as compared to 2008. In addition, outside North America, various GeoMarkets with lower tax rates contributed a greater percentage to pretax earnings in 2009 as compared to 2008.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2010, 2009 and 2008. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.
The following is a summary of the 2010 charges and credits:

(Stated in millions)
			Non-
			controlling
	Pretax	Tax	Interest	Net	Income Statement Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$–	$77	Restructuring & other
Impairment relating to WesternGeco’s first
generation Q-Land acquisition system	78	7	–	71	Restructuring & other
Other WesternGeco-related charges	63	–	–	63	Restructuring & other
Professional fees and other	107	1	–	106	Merger & integration
Merger-related employee benefits	58	10	–	48	Merger & integration
Inventory fair value adjustments	153	56	–	97	Cost of revenue
Mexico restructuring	40	4	–	36	Restructuring & other
Repurchase of bonds	60	23		37	Restructuring & other

Total restructuring and merger-related charges	649	114	–	535

Gain on investment in M-I SWACO	(1,270)	(32)	–	(1,238)	Gain on Investment in M-I SWACO
Impact of elimination of tax deduction related to Medicare Part D subsidy	–	(40)	–	40	Taxes on income

	$(621)	$42	$–	$(663)

The following is a summary of the 2009 charges:

(Stated in millions)
			Non-
			controlling
	Pretax	Tax	Interest	Net	Income Statement Classification

Workforce reductions	$102	$17	$–	$85	Restructuring & other
Postretirement benefits curtailment	136	14	–	122	Restructuring & other

	$238	$31	$–	$207

The following is a summary of the 2008 charges:

(Stated in millions)
			Non-
			controlling
	Pretax	Tax	Interest	Net	Income Statement Classification

Workforce reductions	$74	$9	$–	$65	Restructuring & other
Provision for doubtful accounts	32	8	6	18	Restructuring & other
Other	10	–	–	10	Interest and other income, net

	$116	$17	$6	$93

Part II, Item 7

Cash Flow

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.
Details of Net Debt follow:

(Stated in millions)
	2010	2009	2008

Net Debt, beginning of year	$(126)	$(1,129)	$(1,857)
Net income	4,266	3,142	5,460
Depreciation and amortization(1)	2,759	2,476	2,269
Gain on M-I SWACO investment	(1,270)	–	–
Pension and other postretirement benefits expense	299	306	127
Pension and other postretirement benefits curtailment charge	–	136	–
Pension and other postretirement benefits funding	(868)	(1,149)	(318)
Excess of equity income over dividends received	(85)	(103)	(235)
Stock -based compensation expense	198	186	172
Other non-cash items	327	162	128
Decrease (increase) in working capital	268	(204)	(592)
Capital expenditures	(2,914)	(2,395)	(3,723)
Multiclient seismic data capitalized	(326)	(230)	(345)
Dividends paid	(1,040)	(1,006)	(964)
Stock repurchase program	(1,717)	(500)	(1,819)
Proceeds from employee stock plans	401	206	351
Net debt assumed in merger with Smith	(1,829)	–	–
Geoservices acquisition, net of debt acquired	(1,033)	–	–
Other business acquisitions and minority interest investments	(212)	(514)	(345)
Conversion of debentures	320	–	448
Translation effect on net debt	30	(59)	166
Other	(86)	549	(52)

Net Debt, end of year	$(2,638)	$(126)	$(1,129)

(1)	Includes multiclient seismic data costs.

(Stated in millions)
	Dec. 31	Dec. 31	Dec. 31
Components of Net Debt	2010	2009	2008

Cash	$1,764	$617	$609
Short-term investments	3,226	3,999	3,083
Fixed income investments, held to maturity	484	738	470
Short-term borrowings and current
portion of long-term debt	(2,595)	(804)	(1,598)
Convertible debentures	–	(321)	(321)
Long-term debt	(5,517)	(4,355)	(3,372)

	$(2,638)	$(126)	$(1,129)

Key liquidity events during 2010, 2009 and 2008 included:

•	As a result of the Smith merger, Schlumberger assumed net debt of $1.8 billion. This amount consisted of $2.2 billion of debt (including a $0.4 billion adjustment to increase Smith’s long-term fixed rate debt to its estimated fair value) and $0.4 billion of cash.

•	During the second quarter of 2010, Schlumberger completed the acquisition of Geoservices for cash of $0.9 billion. Schlumberger assumed net debt of $0.1 billion in connection with this transaction.

Part II, Item 7

•	During the third and fourth quarters of 2010, Schlumberger repurchased the following debt:

(Stated in millions)
Carrying
Value

6.50% Notes due 2012	$649
6.75% Senior Notes due 2011	224
9.75% Senior Notes due 2019	212
6.00% Senior Notes due 2016	102
8.625% Senior Notes due 2014	88

$1,275

The premium paid in excess of the carrying value to repurchase the $1.275 billion of debt was approximately $67 million.

•	During the first quarter of 2009, Schlumberger entered into a €3.0 billion Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.

Schlumberger issued €1.0 billion 2.75% Guaranteed Notes due 2015 in the fourth quarter of 2010 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US denominated debt on which Schlumberger will pay interest in US dollars at a rate of 2.56%. The proceeds from these notes will be used for general corporate purposes.

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

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $3.15 billion had been repurchased as of December 31, 2010.

The following table summarizes the activity under these share repurchase programs during 2010, 2009 and 2008:

(Stated in thousands except per share amounts and prices)
	Total cost	Total number	Average
	of shares	of shares	price paid
	purchased	purchased	per share

2010	$1,716,675	26,624.8	$64.48
2009	$500,097	7,825.0	$63.91
2008	$1,818,841	21,064.7	$86.35

•	Cash flow provided by operations was $5.5 billion in 2010, $5.3 billion in 2009 and $6.9 billion in 2008. The decline in cash flow from operations in 2009 as compared to 2008 was primarily driven by the decrease in net

Part II, Item 7

income experienced in 2009 and the significant pension plan contributions made during 2009, offset by an improvement in working capital requirements.

At times in recent periods, Schlumberger has experienced delays in payments from certain of its customers. Schlumberger operates in approximately 80 countries. At December 31, 2010, only three of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

•	Dividends paid during 2010, 2009 and 2008 were $1.04 billion, $1.01 billion and $0.96 billion, respectively.

In January 2011, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 19%, to $0.25.

•	Capital expenditures were $2.9 billion in 2010, $2.4 billion in 2009 and $3.7 billion in 2008. Capital expenditures in 2008 reflected the record activity levels experienced in that year. The decrease in capital expenditures in 2009 as compared to 2008 is primarily due to the significant activity decline during 2009. Capital expenditures are expected to approach $4.0 billion for the full year 2011.

•	During 2010, 2009 and 2008 Schlumberger made contributions of $868 million, $1.1 billion and $290 million, respectively, to its postretirement benefit plans. The US pension plans were 95% funded at December 31, 2010 based on the projected benefit obligation. This compares to 92% funded at December 31, 2009.

Schlumberger’s international defined benefit pension plans are a combined 92% funded at December 31, 2010 based on the projected benefit obligation. This compares to 85% funded at December 31, 2009.

Schlumberger currently anticipates contributing approximately $600 million to $650 million to its postretirement benefit plans in 2011, subject to market and business conditions.

•	During 2010 and 2008, certain holders of Schlumberger Limited 1.5% Series A Convertible Debentures due June 1, 2023 and 2.125% Series B Convertible Debentures due June 1, 2023 converted their debentures into Schlumberger common stock. The following table summarizes these conversions:

(Stated in millions)
	2010		2008
	Conversions	Shares issued	Conversions	Shares issued

1.5% Series A debentures	$–	–	$353	9.76
2.125% Series B debentures	321	8.00	95	2.36

	$321	8.00	$448	12.12

At December 31, 2008, there were no outstanding Series A debentures. There were $321 million outstanding Series B debentures at December 31, 2009. During 2010, $320 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 8.0 million shares of Schlumberger common stock and the remaining $1 million of outstanding Series B debentures were redeemed for cash.
As of December 31, 2010, Schlumberger had approximately $5.0 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $6.0 billion with commercial banks, of which $3.7 billion was available and unused as of December 31, 2010. This included $4.9 billion of committed facilities which support commercial paper borrowings in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.
Schlumberger’s total outstanding debt at December 31, 2010 was $8.1 billion and included approximately $1.9 billion of commercial paper borrowings. The total outstanding debt increased approximately $2.6 billion compared to December 31, 2009.
On January 10, 2011, Schlumberger issued $1.1 billion of 4.200% Senior Notes due 2021 and $500 million of 2.650% Senior Notes due 2016.

Part II, Item 7

Summary of Major Contractual Obligations

(Stated in millions)
		Payment Period
Contractual Obligations	Total	2011	2012 – 2013	2014 – 2015	After 2015

Debt(1)	$8,112	$2,595	$1,608	$2,915	$994
Operating Leases	1,334	325	409	223	377
Purchase Obligations(2)	1,874	1,848	26	–	–

	$11,320	$4,768	$2,043	$3,138	$1,371

(1)	Excludes future payments for interest.
(2)	Represents an estimate of contractual obligations in the ordinary course of business. Although these contractual obligations are considered enforceable and legally binding, the terms generally allow Schlumberger the option to reschedule and adjust its requirements based on business needs prior to the delivery of goods.

Refer to Note 18 of the Consolidated Financial Statements for details regarding Schlumberger’s pension and other postretirement benefit obligations.
As discussed in Note 14 of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2010 is approximately $1.17 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.
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

Multiclient Seismic Data

The WesternGeco segment capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2010 and 2009 was $394 million and $288 million, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year straight-line amortized value.
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

Part II, Item 7

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

Inventory Reserves

Inventory is recorded at the lower of cost or net realizable value. Schlumberger maintains a reserve for excess and obsolete inventory. This requires management to make assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional provisions for excess or obsolete inventory may be required.

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
For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are primarily the geographic areas comprising the Oilfield Services segment in addition to the WesternGeco, M-I SWACO, Smith Oilfield and Distribution segments. Schlumberger estimates the fair value of these reporting units using a discounted cash flow analysis and/or applying various market multiples. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Schlumberger’s estimate of the fair value of each of its reporting units comprising Oilfield Services as well as its WesternGeco reporting unit were substantially in excess of their respective carrying values at the time of their annual goodwill impairment tests for 2010. Due to the fact that the M-I SWACO, Smith Oilfield and Distribution reporting units were acquired on August 27, 2010, just prior to their annual goodwill impairment tests, the fair value of these reporting units approximated their carrying value.
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

Part II, Item 7

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

Pension and Postretirement Benefits

Schlumberger’s pension and postretirement benefit obligations are described in detail in Note 18 to the Consolidated Financial Statements. The obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate, expected return on plan assets and medical cost trend rates. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis, or upon the occurrence of significant events.
The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 5.50% at December 31, 2010 and 6.00% at December 31, 2009.

•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 5.47% at December 31, 2010 and 5.89% at December 31, 2009.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans decreased from 6.94% in 2009 to 6.00% in 2010.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans was decreased from 6.81% in 2009 to 5.89% in 2010.

A higher discount rate decreases the present value of benefit obligations and decreases expense.
The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets for the United States pension plans was 8.50% in both 2010 and 2009. The weighted average expected rate of return on plan assets for the international plans was 8.00% in 2010 and 8.35% in 2009. A lower expected rate of return would increase pension expense.
Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine both the 2010 postretirement medical expense as well as the postretirement medical liability as of December 31, 2010 was 8% graded to 5% over the next six years.
The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

(Stated in millions)
	Effect on 2010		Effect on
	Pretax Pension		Dec. 31, 2010
Change in Assumption	Expense		Liability

25 basis point decrease in discount rate	+$	18	+$	261
25 basis point increase in discount rate	-$	17	-$	246
25 basis point decrease in expected return on plan assets	+$	13		–
25 basis point increase in expected return on plan assets	-$	13		–

Part II, Item 7

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)
	Effect on 2010		Effect on
	Pretax Postretirement		Dec. 31, 2010
Change in Assumption	Medical Expense		Liability

25 basis point decrease in discount rate	+$	4	+$	39
25 basis point increase in discount rate	-$	4	-$	37
100 basis point decrease per annum in medical cost trend rate	-$	22	-$	145
100 basis point increase per annum in medical cost trend rate	+$	26	+$	177

Part II, Item 7A

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates, commodity prices and interest rates.
As a multinational company, Schlumberger conducts business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s revenue in 2010 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.
A 5% increase or decrease in the average exchange rates of all the foreign currencies in 2010 would have changed revenue by approximately 1%. If the 2010 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by approximately 2%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by approximately 3%.
Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency. For financial reporting purposes, such transactions are remeasured into US dollars at the official exchange rate, which until January 2010 was fixed at 2.15 Venezuela bolivares fuertes per US dollar, despite significant inflation in recent periods. In January 2010, Venezuela’s currency was devalued and a new exchange rate system was announced. During the first quarter of 2010, Schlumberger began to apply an exchange rate of 4.3 Venezuelan bolivares fuertes per US dollar to its local currency denominated transactions in Venezuela. The devaluation did not have an immediate significant impact to Schlumberger. Further, although this devaluation does result in a reduction in the US dollar reported amount of local currency denominated revenues and expenses, the impact is not material to Schlumberger’s consolidated financial statements.
Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. Foreign currency forward contracts and foreign currency options provide a hedge against currency fluctuations either on monetary assets/liabilities denominated in other than a functional currency or on expenses.
At December 31, 2010, contracts were outstanding for the US dollar equivalent of $7.3 billion in various foreign currencies.
Schlumberger is subject to the risk of market price fluctuations of certain commodities, such as metals and fuel. Schlumberger utilizes forward contracts to manage a small percentage of the price risk associated with forecasted metal purchases. As of December 31, 2010, $12 million of commodity forward contracts were outstanding.
Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2010, Schlumberger had fixed rate debt aggregating approximately $5.4 billion and variable rate debt aggregating approximately $2.8 billion. Schlumberger has entered into interest rate swaps relating to $0.5 billion of its fixed rate debt as of December 31, 2010 whereby Schlumberger will receive interest at a fixed rate and pay interest at a variable rate.
Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $3.7 billion at December 31, 2010, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds and are substantially all denominated in US dollars. The average return on investment was 1.1% in 2010.

Part II, Item 7A

The following table represents carrying amounts of Schlumberger’s debt at December 31, 2010 by year of maturity:

(Stated in millions)
	Expected Maturity Dates
	2011	2012	2013	2014	2015	2016	2019	Total

Fixed rate debt
5.875% Guaranteed Bonds	$334							$334
5.25% Guaranteed Notes			$659					659
3.00% Guaranteed Notes			463					463
4.50% Guaranteed Notes				$1,319				1,319
8.625% Senior Notes				272				272
2.75% Guaranteed Notes					$1,310			1,310
6.00% Senior Notes						$218		218
9.75% Senior Notes							$776	776

Total fixed rate debt	$334	$–	$1,122	$1,591	$1,310	$218	$776	$5,351
Variable rate debt	2,261	445	41	14	–	–	–	2,761

Total	$2,595	$445	$1,163	$1,605	$1,310	$218	$776	$8,112

The fair market value of the outstanding fixed rate debt was approximately $5.5 billion as of December 31, 2010. The weighted average interest rate on the variable rate debt as of December 31, 2010 was approximately 1.0%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of Oilfield Services and WesternGeco (and for specified products or geographic areas within each segment); the integration of both Smith and Geoservices into our business; the anticipated benefits of those transactions; oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, the current global economic downturn; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic and business conditions in key regions of the world; pricing erosion; seasonal factors; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; continuing operational delays or program reductions as of result of the lifted drilling moratorium in the Gulf of Mexico; the inability to successfully integrate the merged Smith and Geoservices businesses and to realize expected synergies, the inability to retain key employees; and other risks and uncertainties detailed in the Risk Factors section of this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Part II, Item 8

Item 8.  Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in millions, except per share amounts)
Year Ended December 31,	2010	2009	2008

Revenue	$27,447	$22,702	$27,163
Interest and other income, net	214	273	412
Gain on investment in M-I SWACO	1,270	–	–
Expenses
Cost of revenue	21,499	17,245	18,957
Research & engineering	919	802	819
General & administrative	650	535	584
Merger & integration	169	–	–
Restructuring & other	331	238	116
Interest	207	221	247

Income from Continuing Operations before taxes	5,156	3,934	6,852
Taxes on income	890	770	1,430

Income from Continuing Operations	4,266	3,164	5,422
Income (Loss) from Discontinued Operations	–	(22)	38

Net Income	4,266	3,142	5,460
Net (income) loss attributable to noncontrolling interests	1	(8)	(25)

Net Income attributable to Schlumberger	$4,267	$3,134	$5,435

Schlumberger amounts attributable to:
Income from Continuing Operations	$4,267	$3,156	$5,397
Income (Loss) from Discontinued Operations	–	(22)	38

Net Income	$4,267	$3,134	$5,435

Basic earnings per share of Schlumberger:
Income from Continuing Operations	$3.41	$2.63	$4.51
Income (Loss) from Discontinued Operations	–	(0.02)	0.03

Net Income(1)	$3.41	$2.62	$4.54

Diluted earnings per share of Schlumberger:
Income from Continuing Operations	$3.38	$2.61	$4.42
Income (Loss) from Discontinued Operations	–	(0.02)	0.03

Net Income	$3.38	$2.59	$4.45

Average shares outstanding
Basic	1,250	1,198	1,196
Assuming dilution	1,263	1,214	1,224

(1) Amounts may not add due to rounding

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)
December 31,	2010	2009

ASSETS
Current Assets
Cash	$1,764	$617
Short-term investments	3,226	3,999
Receivables less allowance for doubtful accounts (2010 – $185; 2009 – $160)	8,278	6,088
Inventories	3,804	1,866
Deferred taxes	51	154
Other current assets	975	926

	18,098	13,650
Fixed Income Investments, held to maturity	484	738
Investments in Affiliated Companies	1,071	2,306
Fixed Assets less accumulated depreciation	12,071	9,660
Multiclient Seismic Data	394	288
Goodwill	13,952	5,305
Intangible Assets	5,162	786
Deferred Taxes	–	376
Other Assets	535	356

	$51,767	$33,465

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,488	$5,003
Estimated liability for taxes on income	1,493	878
Long-term debt – current portion	2,214	444
Short-term borrowings	381	360
Dividend payable	289	253
Convertible debentures	–	321

	10,865	7,259
Long-term Debt	5,517	4,355
Postretirement Benefits	1,262	1,660
Deferred Taxes	1,636	–
Other Liabilities	1,043	962

	20,323	14,236

Equity
Common stock	11,920	4,777
Treasury stock	(3,136)	(5,002)
Retained earnings	25,210	22,019
Accumulated other comprehensive loss	(2,768)	(2,674)

Schlumberger stockholders’ equity	31,226	19,120
Noncontrolling interests	218	109

	31,444	19,229

	$51,767	$33,465

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)
Year Ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net Income	$4,266	$3,142	$5,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	2,759	2,476	2,269
Gain on investment in M-I SWACO	(1,270)	–	–
Earnings of companies carried at equity, less dividends received	(85)	(103)	(235)
Deferred income taxes	(109)	373	(6)
Stock-based compensation expense	198	186	172
Other non-cash items	327	162	128
Pension and other postretirement benefits expense	299	306	127
Pension and other postretirement benefits curtailment charge	–	136	–
Pension and other postretirement benefits funding	(868)	(1,149)	(318)
Change in operating assets and liabilities:(2)
(Increase) decrease in receivables	(289)	155	(944)
(Increase) decrease in inventories	(67)	64	(299)
Decrease (increase) in other current assets	136	9	(198)
(Decrease) increase in accounts payable and accrued liabilities	(103)	(293)	683
Increase (decrease) in estimated liability for taxes on income	480	(361)	(94)
(Decrease) increase in other liabilities	(89)	43	97
Other – net	(91)	165	57

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,494	5,311	6,899

Cash flows from investing activities:
Capital expenditures	(2,914)	(2,395)	(3,723)
Multiclient seismic data capitalized	(326)	(230)	(345)
Cash acquired in merger with Smith International, Inc.	399	–	–
Acquisition of Geoservices, net of cash acquired	(889)	–	–
Other business acquisitions and investments, net of cash acquired	(212)	(514)	(345)
Sale (purchase) of investments, net	1,023	(1,159)	(604)
Other	(19)	228	(132)

NET CASH USED IN INVESTING ACTIVITIES	(2,938)	(4,070)	(5,149)

Cash flows from financing activities:
Dividends paid	(1,040)	(1,006)	(964)
Proceeds from employee stock purchase plan	179	96	177
Proceeds from exercise of stock options	222	110	174
Tax benefit on stock options	14	4	137
Stock repurchase program	(1,717)	(500)	(1,819)
Proceeds from issuance of long-term debt	2,815	1,973	1,281
Repayment of long-term debt	(1,814)	(1,754)	(601)
Net decrease in short-term borrowings	(68)	(111)	(210)

NET CASH USED IN FINANCING ACTIVITIES	(1,409)	(1,188)	(1,825)

Cash flow from discontinued operations – operating activities	–	(45)	63

Net increase (decrease) in cash before translation effect	1,147	8	(12)
Translation effect on cash	–	–	(2)
Cash, beginning of year	617	609	623

Cash, end of year	$1,764	$617	$609

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in millions)
				Accumulated
	Common Stock			Other
		In	Retained	Comprehensive	Noncontrolling
	Issued	Treasury	Earnings	Income (Loss)	Interests	Total

Balance, January 1, 2008	$4,136	$(3,549)	$15,462	$(1,173)	$62	$14,938
Comprehensive income:
Net income			5,435		25
Currency translation adjustments				(82)	(1)
Changes in fair value of derivatives				(135)
Deferred employee benefits liabilities				(1,511)
Total comprehensive income						3,731
Shares sold to optionees less shares exchanged	20	154				174
Shares granted to Directors	1					1
Shares issued under employee stock purchase plan	115	57				172
Stock repurchase program		(1,819)				(1,819)
Stock-based compensation cost	172					172
Shares issued on conversions of debentures	86	361				447
Other	1				(14)	(13)
Dividends declared ($0.84 per share)			(1,006)			(1,006)
Tax benefit on stock options	137					137

Balance, December 31, 2008	4,668	(4,796)	19,891	(2,901)	72	16,934
Comprehensive income:
Net income			3,134		8
Currency translation adjustments				17	1
Changes in fair value of derivatives				143
Deferred employee benefits liabilities				67
Total comprehensive income						3,370
Shares sold to optionees less shares exchanged	(22)	132				110
Shares granted to Directors		1				1
Vesting of restricted stock	(20)	20				–
Shares issued under employee stock purchase plan	25	141				166
Stock repurchase program		(500)				(500)
Stock-based compensation cost	186					186
Other	(64)				28	(36)
Dividends declared ($0.84 per share)			(1,006)			(1,006)
Tax benefit on stock options	4					4

Balance, December 31, 2009	4,777	(5,002)	22,019	(2,674)	109	19,229
Comprehensive income:
Net income			4,267		(1)
Currency translation adjustments				(26)
Changes in fair value of derivatives				5
Deferred employee benefits liabilities				(73)
Total comprehensive income						4,172
Shares sold to optionees less shares exchanged	(8)	230				222
Shares granted to Directors	1	1				2
Vesting of restricted stock	(11)	11				–
Shares issued under employee stock purchase plan	49	130				179
Stock repurchase program		(1,717)				(1,717)
Stock-based compensation cost	198					198
Shares issued on conversions of debentures	17	303				320
Acquisition of Smith International, Inc.	6,880	2,948			111	9,939
Acquisition of noncontrolling interests	3					3
Other		(40)			(1)	(41)
Dividends declared ($0.84 per share)			(1,076)			(1,076)
Tax benefit on stock options	14					14

Balance, December 31, 2010	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444

See the Notes to Consolidated Financial Statements

Part II, Item 8

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2008	1,334	(138)	1,196
Shares sold to optionees less shares exchanged	–	5	5
Shares issued under employee stock purchase plan	–	2	2
Stock repurchase program	–	(21)	(21)
Issued on conversions of debentures	–	12	12

Balance, December 31, 2008	1,334	(140)	1,194
Shares sold to optionees less shares exchanged	–	4	4
Vesting of restricted stock	–	1	1
Shares issued under employee stock purchase plan	–	4	4
Stock repurchase program	–	(8)	(8)

Balance, December 31, 2009	1,334	(139)	1,195
Acquisition of Smith International, Inc.	100	76	176
Shares sold to optionees less shares exchanged	–	6	6
Shares issued under employee stock purchase plan	–	3	3
Stock repurchase program	–	(27)	(27)
Issued on conversions of debentures	–	8	8

Balance, December 31, 2010	1,434	(73)	1,361

See the Notes to Consolidated Financial Statements

Part II, Item 8

Notes to Consolidated Financial Statements

1.	Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “Schlumberger”) form the world’s leading supplier of technology, integrated project management, and information solutions to customers in the oil and gas industry worldwide, providing the industry’s widest range of oilfield services from exploration to production.

2.	Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Schlumberger, its wholly-owned subsidiaries, and subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated. Investments in entities in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income, net. Investments in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Both equity and cost method investments are classified in Investments in Affiliated Companies.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; valuation of inventories and investments; recoverability of goodwill, intangible assets and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Schlumberger recognizes revenue based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices provided that collectibility is reasonably assured. Revenue is recognized for services when they are rendered. Revenue is recognized for products upon delivery, when the customer assumes the risks and rewards of ownership. Certain products may be provided on a consigned basis in which case revenue is recognized when the products are consumed provided that all other revenue recognition criteria have been met.
Revenue from seismic contract services performed on a dayrate basis is recognized as the service is performed. Revenue from other contract services, including pre-funded multiclient surveys, is recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. This method requires revenue to be recognized based upon quantifiable measures of progress, such as square kilometers acquired. Multiclient data surveys are licensed or sold to customers on a non-transferable basis. Revenue on completed multiclient data surveys is recognized upon obtaining a signed licensing agreement and providing customers with access to such data.

Part II, Item 8

Revenue is occasionally generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item is delivered based on their relative fair value and when the delivered items have stand-alone value to the customer.
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

Translation of Non-United States Currencies

The functional currency of Schlumberger is primarily the US dollar. Assets and liabilities recorded in functional currencies other than US dollars are translated at period end exchange rates. The resulting adjustments are charged or credited directly to the Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. Realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction losses of $27 million net of hedging activities, were recognized in 2010. In 2009 and 2008, transaction gains net of hedging activities of $73 million and $8 million, respectively, were recognized.

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially denominated in US dollars. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2010 – $189 million; December 31, 2009 – $184 million). Short-term investments that are designated as trading are stated at fair value, which is estimated using quoted market prices for those or similar investments. All other investments are stated at cost plus accrued interest, which approximates market. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2010 and 2009.
For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents as a significant portion have original maturities in excess of three months.
Fixed Income Investments, held to maturity at December 31, 2010 of $484 million mature as follows: $289 million in 2012, $80 million in 2013 and $115 million in 2014.

Inventories

Inventories are stated at average cost or at market, whichever is lower. Costs included in Inventories consist of materials, direct labor and manufacturing overhead.

Fixed Assets and Depreciation

Fixed assets are stated at cost less accumulated depreciation, which is provided for by charges to income over the estimated useful lives of the assets using the straight-line method. Fixed assets include the manufacturing cost of oilfield technical equipment manufactured or assembled by subsidiaries of Schlumberger. Expenditures for replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is charged or credited to income.

Multiclient Seismic Data

The multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. Multiclient surveys are primarily generated utilizing Schlumberger resources. Schlumberger capitalizes costs directly

Part II, Item 8

incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4- year straight-line amortized value.
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
Intangible assets consist primarily of customer relationships, technology/technical know-how and tradenames acquired in business combinations. Customer relationships are generally amortized over periods ranging from 7 to 28 years, acquired technology/technical know-how are generally amortized over periods ranging from 5 to 18 years and tradenames are generally amortized over periods ranging from 5 years to 30 years.

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

Part II, Item 8

Schlumberger generally does not provide income taxes relating to undistributed earnings, as the earnings either would not be taxable when remitted or are considered to be indefinitely reinvested.

Concentration of Credit Risk

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, fixed income investments held to maturity, receivables from clients and derivative financial instruments. Schlumberger places its cash, short-term investments and fixed income investments held to maturity with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests. The receivables from clients are spread over many countries and customers. Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. By using derivative financial instruments to hedge exposure to changes in exchange rates and commodity prices, Schlumberger exposes itself to some credit risk. Schlumberger minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

Research & Engineering

All research and engineering expenditures are expensed as incurred.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by first adding back to net income the interest expense on any outstanding convertible debentures and then dividing this adjusted net income attributable to Schlumberger by the sum of (i) unvested restricted stock units; and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes (a) that all stock options which are in the money are exercised at the beginning of the period and that the proceeds are used by Schlumberger to purchase shares at the average market price for the period, and (b) the conversion of any outstanding convertible debentures.

Part II, Item 8

The following is a reconciliation from basic to diluted earnings per share from continuing operations for each of the last three years:

(Stated in million except per share amounts)
	Schlumberger	Weighted	Earnings Per
	Income from	Average	Share from
	Continuing	Shares	Continuing
	Operations	Outstanding	Operations
2010:
Basic	$4,267	1,250	$3.41

Assumed conversion of debentures	3	2
Assumed exercise of stock options	–	9
Unvested restricted stock	–	2

Diluted	$4,270	1,263	$3.38

2009:
Basic	$3,156	1,198	$2.63

Assumed conversion of debentures	8	8
Assumed exercise of stock options	–	7
Unvested restricted stock	–	1

Diluted	$3,164	1,214	$2.61

2008:
Basic	$5,397	1,196	$4.51

Assumed conversion of debentures	12	13
Assumed exercise of stock options	–	13
Unvested restricted stock	–	2

Diluted	$5,409	1,224	$4.42

Employee stock options to purchase approximately 12.5 million, 17.1 million and 5.8 million shares of common stock at December 31, 2010, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive.

3.	Charges and Credits

Schlumberger recorded the following Charges and Credits in continuing operations during 2010, 2009 and 2008:

2010

Fourth quarter of 2010:

•	In connection with Schlumberger’s merger with Smith International, Inc. (“Smith”) (see Note 4 – Acquisitions), Schlumberger recorded the following pretax charges: $115 million ($73 million after-tax) relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, $17 million ($16 million after-tax) of professional and other fees and $16 million ($12 million after-tax) relating to employee benefits.

•	Schlumberger repurchased the following debt:

(Stated in millions)
Carrying
Value
6.50% Notes due 2012	$297
6.75% Senior Notes due 2011	$123
9.75% Senior Notes due 2019	$212
6.00% Senior Notes due 2016	$102
8.625% Senior Notes due 2014	$88

Part II, Item 8

As a result of these transactions, Schlumberger incurred pretax charges of $32 million ($20 million after-tax).

Third quarter of 2010:

•	As a result of the decision to rationalize support costs across the organization as well as to restructure the North America land operations to provide greater operating efficiency, Schlumberger recorded a pretax charge of $90 million ($77 million after-tax).

•	Following the recent successful introduction of UniQ, a new generation single-sensor land acquisition system, Schlumberger recorded a $78 million pretax charge ($71 million after-tax), related to the impairment of WesternGeco’s first generation Q-Land system assets.

•	A pretax and after-tax charge of $63 million primarily relating to the early termination of a vessel lease associated with WesternGeco’s electromagnetic service offering as well as related assets, including a $30 million impairment related to an equity-method investment.

•	In connection with the Schlumberger’s merger with Smith (see Note 4 – Acquisitions), Schlumberger recorded the following pretax charges: $56 million ($55 million after-tax) of merger-related transaction costs including advisory and legal fees, $41 million ($35 million after-tax) relating to employee benefits for change in control payments and retention bonuses and $38 million ($24 million after-tax) relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value.

•	$40 million pretax charge ($36 million after-tax) for the early termination of rig contracts and workforce reductions in Mexico due to the slowdown of project activity.

•	Schlumberger repurchased $352 million of its 6.50% Notes due 2012 and, as a result, incurred a pretax charge of $28 million ($18 million after-tax).

•	Schlumberger recorded a pretax gain of $1.27 billion ($1.24 billion after-tax) as a result of remeasuring its previously held 40% equity interest in the M-I SWACO joint venture. Refer to Note 4 – Acquisitions for further details.

First quarter of 2010:

•	Schlumberger incurred $35 million of pretax and after-tax merger-related costs in connection with the Smith and Geoservices transactions (see Note 4 – Acquisitions). These costs primarily consisted of advisory and legal fees.

•	During March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law in the United States. Among other things, the PPACA eliminates the tax deductibility of retiree prescription drug benefits to the extent of the Medicare Part D subsidy that companies, such as Schlumberger, receive. As a result of this change in law, Schlumberger recorded a $40 million charge to adjust its deferred tax assets to reflect the loss of this future tax deduction.

Part II, Item 8

The following is a summary of 2010 Charges and Credits:

(Stated in millions)
			Non-
			controlling
	Pretax	Tax	Interests	Net	Income Statement Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$–	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	–	71	Restructuring & other
Other WesternGeco-related charges	63	–	–	63	Restructuring & other
Professional fees and other	107	1	–	106	Merger & integration
Merger-related employee benefits	58	10	–	48	Merger & integration
Inventory fair value adjustments	153	56	–	97	Cost of revenue
Mexico restructuring	40	4	–	36	Restructuring & other
Repurchase of bonds	60	23		37	Restructuring & other

Total restructuring and merger-related charges	649	114	–	535

Gain on investment in M-I SWACO	(1,270)	(32)	–	(1,238)	Gain on Investment in M-I SWACO
Impact of elimination of tax deduction related to Medicare Part D subsidy	–	(40)	–	40	Taxes on income

	$(621)	$42	$–	$(663)

Approximately $165 million of the $649 million of pretax restructuring and merger-related charges described above represent non-cash charges. The vast majority of the balance of the charges have either been paid or are expected to be paid within the next three months.

2009

Second quarter of 2009:

•	Schlumberger continued to reduce its global workforce as a result of the slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector. As a result of these actions, Schlumberger recorded a pretax charge of $102 million ($85 million after-tax). These workforce reductions were completed by the end of 2009.

•	As a consequence of these workforce reductions, Schlumberger recorded pretax non-cash pension and other postretirement benefit curtailment charges of $136 million ($122 million after-tax). Refer to Note 18 – Pension and Other Benefit Plans for further details.

The following is a summary of these charges:

(Stated in millions)
			Non-
			controlling
	Pretax	Tax	Interests	Net	Income Statement Classification
Workforce reductions	$102	$17	$–	$85	Restructuring & other
Postretirement benefits curtailment	136	14	–	122	Restructuring & other

	$238	$31	$–	$207

2008

Fourth quarter of 2008:

•	Due to the continuing slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector, Schlumberger took actions to reduce its global workforce. As a result of these actions, Schlumberger recorded a pretax charge of $74 million ($65 million after-tax).

Part II, Item 8

•	Schlumberger wrote off certain assets, primarily accounts receivable relating to one client with liquidity issues. Accordingly, Schlumberger recorded a pretax charge of $42 million ($28 million after-tax and noncontrolling interest).

The following is a summary of these charges:

(Stated in millions)
			Non-
			controlling
	Pretax	Tax	Interests	Net	Income Statement Classification
Workforce reductions	$74	$9	$–	$65	Restructuring & other
Provision for doubtful accounts	32	8	6	18	Restructuring & other
Other	10	–	–	10	Restructuring & other

	$116	$17	$6	$93

4.	Acquisitions

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

Calculation of Consideration Transferred

The following details the fair value of the consideration transferred to effect the merger with Smith.

Part II, Item 8

(Stated in millions, except exchange ratio and per share amounts)
Number of shares of Smith common stock outstanding as of the acquisition date	248
Number of Smith unvested restricted stock units outstanding as of the acquisition date	4

252
Multiplied by the exchange ratio	0.6966

Equivalent Schlumberger shares of common stock issued	176
Schlumberger closing stock price on August 27, 2010	$55.76

Common stock equity consideration	$9,812
Fair value of Schlumberger equivalent stock options issued	$16

Total fair value of the consideration transferred	$9,828

Certain amounts reflect rounding adjustments

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

(Stated in millions)
Cash	$399
Accounts receivable	1,831
Inventory(1)	2,013
Fixed assets	2,017
Intangible assets:
Tradenames (weighted-average life of 25 years)	1,560
Technology (weighted-average life of 16 years)	1,170
Customer relationships (weighted average life of 23 years)	1,360
Other assets	429
Accounts payable and accrued liabilities	(1,460)
Long-term debt(2)	(2,141)
Deferred taxes(3)	(1,936)
Other liabilities	(528)

sub-total	$4,714
Less:
Investment in M-I SWACO(4)	(1,429)
Noncontrolling interests	(111)

Total identifiable net assets	$3,174
Gain on investment in M-I SWACO(4)	(1,238)
Goodwill(5)	7,892

Total consideration transferred	$9,828

(1)	Schlumberger recorded an adjustment of approximately $155 million to write-up the acquired inventory to its estimated fair value. Schlumberger’s cost of revenue reflected this increased valuation as this inventory was sold. Accordingly, Schlumberger’s margins were temporarily reduced in the initial periods subsequent to the merger.
(2)	In connection with the merger, Schlumberger assumed all of the debt obligations of Smith including its long-term fixed rate notes consisting of the following: $220 million 6.75% Senior Notes due 2011, $300 million 8.625% Senior Notes due 2014, $275 million 6.00% Senior Notes due 2016 and $700 million 9.75% Senior Notes due 2019. Schlumberger recorded a $417 million adjustment to increase the carrying amount of these notes to their estimated fair value. This adjustment will be amortized as a reduction of interest expense over the remaining term of the respective obligations.
(3)	In connection with the acquisition accounting, Schlumberger provided deferred taxes related to, among other items, the estimated fair value adjustments for acquired inventory, intangible assets and assumed debt obligations. Included in the provisions for deferred taxes are amounts relating to the outside basis difference associated with shares in certain Smith non-US subsidiaries for which no taxes have previously been provided. Schlumberger expects to reverse the outside basis difference primarily through the reorganization of those subsidiaries as well as through repatriating earnings in lieu of permanently reinvesting them. In this regard, Schlumberger is in the process of assessing certain factors that impact the ultimate amount of deferred taxes to be recorded. The amount of deferred taxes recorded will likely be revised after this assessment is completed. Any revision to the amount of deferred taxes recorded will impact the amount of goodwill recorded.

Part II, Item 8

(4)	Prior to the completion of the merger, Smith and Schlumberger operated M-I SWACO, a drilling fluids joint venture that was 40% owned by Schlumberger and 60% owned by Smith. Effective at the closing of the merger, M-I SWACO is now owned 100% by Schlumberger. As a result of obtaining control of this joint venture, Schlumberger was required under generally accepted accounting principles to remeasure its previously held equity interest in the joint venture at its merger-date fair value and recognize the resulting pretax gain of $1.3 billion ($1.2 billion after-tax) in earnings. This gain is classified as Gain on Investment in M-I SWACO in the Consolidated Statement of Income.
Prior to acquiring Smith, Schlumberger recorded income relating to this venture using the equity method of accounting. The carrying value of Schlumberger’s investment in the joint venture on December 31, 2009 was $1.4 billion, and was included within Investments in Affiliated Companies on the Consolidated Balance Sheet. Schlumberger’s equity income from this joint venture was $78 million in 2010 (representing the period from January 1, 2010 to August 27, 2010), $131 million in 2009 and $210 million in 2008. Schlumberger received cash distributions from the joint venture of $50 million in 2010, $106 million in 2009 and $57 million in 2008.
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

$915

The long-term debt was repaid at the time of closing.
Intangible assets recorded in connection with this transaction, which primarily relate to customer relationships, will be amortized over a weighted average period of approximately 17 years. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is not tax deductible for income tax purposes.

Other Acquisitions

Schlumberger has made other acquisitions and minority investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $212 million during 2010, $514 million during 2009, and $345 million during 2008.

Supplemental Pro Forma Data

Smith’s results of operations have been included in Schlumberger’s financial statements for periods subsequent to the effective date of the merger. Smith contributed revenues of $3.3 billion and net income of $160 million (including the recurring effects of purchase accounting) to Schlumberger for the period from the closing of the merger through December 31, 2010. The following unaudited supplemental pro forma data (“pro forma data”) presents consolidated information as if the merger with Smith and the acquisition of Geoservices had been completed on January 1, 2009:

(Stated in millions, except per share data)
	2010	2009
Revenue	$33,468	$31,182
Net income	$3,376	$3,271
Net income attributable to Schlumberger	$3,370	$3,244
Diluted earnings per share	$2.44	$2.34

Part II, Item 8

The pro forma data was prepared based on the historical financial information of Schlumberger, Smith and Geoservices and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The pro forma data is not necessarily indicative of what Schlumberger’s results of operations actually would have been had the transactions been completed on January 1, 2009. Additionally, the pro forma data does not purport to project the future results of operations of the combined company nor do they reflect the expected realization of synergies associated with the transactions. The pro forma data reflects the application of the following adjustments:

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

Included in the 2010 and 2009 pro forma net income attributable to Schlumberger and diluted earnings per share presented above are the following significant charges and credits:

(Stated in millions, except per share data)
	2010		2009
		Diluted		Diluted
	Net Income	EPS	Net Income	EPS
	Impact	Impact *	Impact	Impact
Severance and other(1)	$77	$0.06	$85	$0.06
Impairment relating to WesternGeco’s first generation Q-Land acquisition system(1)	71	0.05	–	–
Other WesternGeco-related charges(1)	63	0.05	–	–
Impact of elimination of tax deduction related to Medicare Part D subsidy(1)	40	0.03	–	–
Mexico restructuring(1)	36	0.03	–	–
Venezuelan currency-related losses(2)	35	0.03	–	–
Repurchase of bonds(1)	37	0.03	–	–
Gain on remeasurement of investment in @Balance(2)	(18)	(0.01)	–	–
Postretirement benefits curtailment(1)	–	–	122	0.09
Employee severance(2)	–	–	32	0.02

	$341	$0.25	$239	$0.17

*	Does not add due to rounding

(1)	Relates to Schlumberger’s historical operations and is more fully described in Note 3 – Charges and Credits.
(2)	Relates to Smith’s historical operations.

5.	Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31,	2010	2009
Raw materials & field materials	$1,833	$1,646
Work in process	249	74
Finished goods	1,722	146

	$3,804	$1,866

Part II, Item 8

6.	Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2010	2009
Land	$314	$141
Buildings & improvements	2,631	1,806
Machinery & equipment	21,873	17,939
Seismic vessels and related equipment	1,861	924
Seismic vessels under construction	–	695

	26,679	21,505
Less accumulated depreciation	14,608	11,845

	$12,071	$9,660

The estimated useful lives of Buildings & improvements are primarily 30 to 40 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years with the related equipment generally depreciated over 5 years.
Depreciation expense relating to fixed assets was $2.4 billion, $2.1 billion and $1.9 billion in 2010, 2009 and 2008, respectively.

7.	Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2010	2009

Balance at beginning of year	$288	$287
Capitalized in year	326	230
Charged to expense	(220)	(229)

	$394	$288

8.	Goodwill

The changes in the carrying amount of goodwill by business segment were as follows:

(Stated in millions)
	Oilfield	Western	M-I	Smith
	Services	Geco	SWACO	Oilfield	Distribution	Total

Balance, January 1, 2009	$4,174	$1,015	$–	$–	$–	$5,189
Additions	121	–	–	–	–	121
Impact of change in exchange rates	(5)	–	–	–	–	(5)

Balance, December 31, 2009	4,290	1,015	–	–	–	5,305
Acquisition of Smith	1,030	–	3,443	3,349	70	7,892
Additions	740	17	4	–	–	761
Transfers	58	(58)	–	–	–	–
Impact of change in exchange rates	(6)	–	–	–	–	(6)

Balance, December 31, 2010	$6,112	$974	$3,447	$3,349	$70	$13,952

Part II, Item 8

9.	Intangible Assets

Intangible assets principally comprise technology/technical know-how, tradenames and customer relationships. At December 31, the gross book value and accumulated amortization of intangible assets were as follows:

(Stated in millions )
	2010			2009
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value

Technology/Technical Know-How	$1,846	$215	$1,631	$527	$163	$364
Tradenames	1,678	61	1,617	84	32	52
Customer Relationships	1,963	129	1,834	355	80	275
Other	378	298	80	376	281	95

	$5,865	$703	$5,162	$1,342	$556	$786

Amortization expense was $190 million in 2010, $114 million in 2009 and $124 million in 2008.
The weighted average amortization period for all intangible assets is approximately 21 years.
Amortization expense for the subsequent five years is estimated to be as follows: 2011 – $323 million, 2012 – $316 million, 2013 – $298 million, 2014 – $292 million and 2015 – $277 million.

10.	Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)
As at December 31,	2010	2009

4.50% Guaranteed Notes due 2014	$1,319	$1,449
2.75% Guranteed Notes due 2015	1,310	–
5.25% Guaranteed Notes due 2013	659	727
9.75% Senior Notes due 2019(1)	776	–
3.00% Guaranteed Notes due 2013	450	449
8.625% Senior Notes due 2014(1)	272	–
6.00% Senior Notes due 2016(1)	218	–
6.5% Notes due 2012	–	649
5.875% Guaranteed Bonds due 2011	–	362
Commercial paper borrowings	367	358
Other variable rate debt	133	360

	5,504	4,354
Fair value adjustment – hedging	13	1

	$5,517	$4,355

(1)	Represents long-term fixed rate debt obligations assumed in connection with the merger of Smith, net of amounts repurchased subsequent to the closing of the transaction.

The fair value adjustment presented above represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.
During the third and fourth quarters of 2010, Schlumberger repurchased all of its $650 million 6.50% Notes due 2012.
During the first quarter of 2009, Schlumberger entered into a €3.0 billion Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies.
Schlumberger issued €1.0 billion 2.75% Guaranteed Notes due 2015 in the fourth quarter of 2010 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 2.56%. Schlumberger also issued €1.0 billion 4.50% Guaranteed Notes due 2014 in the first quarter of 2009 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%.
During the third quarter of 2009, Schlumberger issued $450 million of 3.00% Guaranteed Notes due 2013.

Part II, Item 8

In September 2008, Schlumberger issued €500 million 5.25% Guaranteed Notes due 2013. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.74%.
Commercial paper borrowings outstanding at December 31, 2010 and 2009 include certain notes issued in currencies other than the US dollar which were swapped for US dollars and pounds sterling on the date of issue until maturity. Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.
At December 31, 2010, Schlumberger had separate committed debt facility agreements aggregating $6.0 billion with commercial banks, of which $3.7 billion was available and unused. This included $4.9 billion of committed facilities which support commercial paper programs in the United States and Europe, of which $2.5 billion mature in December 2011 and $2.4 billion mature in April 2012. Interest rates and other terms of borrowing under these lines of credit vary from country to country. Borrowings under the commercial paper programs at December 31, 2010 were $1.9 billion ($0.4 billion at December 31, 2009). At December 31, 2010, $1.5 billion of the commercial paper borrowings were classified within Long-term debt – current portion in the Consolidated Balance Sheet.
On January 10, 2011, Schlumberger issued $1.1 billion of 4.200% Senior Notes due 2021 and $500 million of 2.650% Senior Notes due 2016.
A summary of Long-term Debt by currency, analyzed by Bonds and Notes, Commercial Paper (CP) and Other, at December 31 follows. As described in further detail above, the currencies are presented after taking into account currency swaps entered into on the date of issuance until maturity.

(Stated in millions)
	2010				2009
	Bonds and				Bonds and
	Notes	CP	Other	Total	Notes	CP	Other	Total

US dollar	$5,017	$–	$104	$5,121	$3,275	$–	$59	$3,334
Euro	–	183	–	183	362	135	231	728
Pound sterling	–	184	–	184	–	223	51	274
Norwegian kroner	–	–	17	17	–	–	19	19
Other	–	–	12	12	–	–	–	–

	$5,017	$367	$133	$5,517	$3,637	$358	$360	$4,355

The weighted average interest rate on variable rate debt as of December 31, 2010 was 1.0%.
Long-term Debt as of December 31, 2010, is due as follows: $445 million in 2012, $1.163 billion in 2013, $1.605 billion in 2014, $1.310 billion in 2015 and $994 million after 2015.
The fair value of Schlumberger’s Long-term Debt at December 31, 2010 and December 31, 2009 was $5.6 billion and $4.6 billion, respectively, and was estimated based on quoted market prices.

Convertible Debentures

During 2003, Schlumberger Limited issued $975 million aggregate principal amount of 1.5% Series A Convertible Debentures due June 1, 2023 and $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. The Series A debentures were convertible, at the holders’ option, into shares of common stock of Schlumberger Limited at a conversion rate of 27.651 shares for each $1,000 of principal amount (equivalent to an initial conversion price of $36.165 per share) while the Series B debentures were convertible into common stock at a conversion rate of 25.000 shares for each $1,000 of principal (equivalent to an initial conversion price of $40.00 per share).
During 2008, all of the remaining $353 million of outstanding Series A debentures were converted into 9.8 million shares of Schlumberger common stock.
During 2008, $95 million of the Series B debentures were converted into 2.4 million shares of Schlumberger common stock. At December 31, 2009, there were $321 million of the Series B debentures outstanding. During 2010, $320 million of these debentures were converted by holders into 8.0 million shares of Schlumberger common stock and the remaining

Part II, Item 8

$1 million of outstanding Series B convertible debentures were redeemed for cash. Consequently, there are no convertible debentures outstanding at December 31, 2010.

11.	Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 80% of Schlumberger’s revenue in 2010 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar – reported expenses will increase (decrease).
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
At December 31, 2010, Schlumberger recognized a cumulative net $45 million gain in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.
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
At December 31, 2010, contracts were outstanding for the US dollar equivalent of $7.3 billion in various foreign currencies.

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
At December 31, 2010, $12 million of commodity forward contracts were outstanding.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates.
During the third quarter of 2009, Schlumberger entered into interest rate swaps relating to two of its debt instruments. The first swap was for a notional amount of $450 million in order to hedge changes in the fair value of

Part II, Item 8

Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger receives interest at a fixed rate of 3.0% annually and will pay interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%. This interest rate swap is designated as a fair value hedge of the underlying debt. This derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.
The second swap was for a notional amount of $600 million in order to hedge a portion of the changes in fair value of Schlumberger’s $650 million 6.50% Notes due 2012. Under the terms of this swap agreement, Schlumberger received interest at a fixed rate of 6.50% semi-annually and paid interest semi-annually at a floating rate of one-month LIBOR plus a spread of 4.84%. During the third and fourth quarters of 2010, Schlumberger repurchased all of the outstanding $650 million 6.50% Notes due 2012. Accordingly, this interest rate swap, which had previously been designated as a fair value hedge of the underlying debt, was settled during the fourth quarter and resulted in Schlumberger receiving proceeds of approximately $10 million.
At December 31, 2010, Schlumberger had fixed rate debt aggregating approximately $4.9 billion and variable rate debt aggregating approximately $3.2 billion, after taking into account the effects of the interest rate swaps.

The fair values of outstanding derivative instruments are summarized as follows:

(Stated in millions)
	Fair Value of
	Derivatives		Classification
	Dec. 31	Dec. 31
Derivative assets	2010	2009

Derivative designated as hedges:
Foreign exchange contracts	$4	$14	Other current assets
Foreign exchange contracts	37	216	Other Assets
Interest rate swaps	14	–	Other Assets

	$55	$230

Derivative not designated as hedges:
Commodity contracts	$3	$1	Other current assets
Foreign exchange contracts	9	11	Other current assets
Foreign exchange contracts	9	28	Other Assets

	$21	$40

	$76	$270

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$9	$15	Accounts payable and accrued liabilities
Foreign exchange contracts	77	51	Other Liabilities
Interest rate swaps	7	–	Accounts payable and accrued liabilities

	$93	$66

Derivative not designated as hedges:
Commodity contracts	$–	$3	Accounts payable and accrued liabilities
Foreign exchange contracts	14	–	Accounts payable and accrued liabilities
Foreign exchange contracts	–	25	Other Liabilities

	$14	$28

	$107	$94

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

Part II, Item 8

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

(Stated in millions)
	Gain/(Loss) Recognized
	in Income
	2010	2009	Classification

Derivatives designated as fair value hedges:
Foreign exchange contracts	$(8)	$105	Cost of revenue
Interest rate swaps	22	6	Interest expense

	$14	$111

Derivatives not designated as hedges:
Foreign exchange contracts	$(13)	$32	Cost of revenue
Commodity contracts	1	2	Cost of revenue

	$(12)	$34

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

(Stated in millions)
	Gain (Loss) Reclassified from
	Accumulated OCI into Income
	2010	2009	Classification

Foreign exchange contracts	$(260)	$95	Cost of revenue
Foreign exchange contracts	(14)	(15)	Research & engineering

	$(274)	$80

(Stated in millions)
	Gain (Loss) Recognized in
	OCI
	2010	2009

Foreign exchange contracts	$(269)	$223

12.	Stockholders’ Equity

Schlumberger is authorized to issue 3,000,000,000 shares of common stock, par value $0.01 per share, of which 1,361,171,428 and 1,194,812,901 shares were outstanding on December 31, 2010 and 2009, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

Part II, Item 8

The following is a reconciliation of Accumulated Other Comprehensive Income (Loss):

(Stated in millions)
	Accumulated Other Comprehensive Income (Loss)
			Deferred
	Currency		Employee
	Translation	Fair Value of	Benefits
	Adjustments	Derivatives	Liabilities	Total

Balance, January 1, 2008	$(821)	$32	$(384)	$(1,173)
Currency translation adjustments	(82)			(82)
Changes in fair value of derivatives		(135)		(135)
Amortization of prior service cost			(20)	(20)
Amortization of actuarial net loss			34	34
Unrecognized prior service cost arising in the year			(1,077)	(1,077)
Actuarial net losses arising in the year			(725)	(725)
Deferred taxes			277	277

Balance, December 31, 2008	(903)	(103)	(1,895)	(2,901)
Currency translation adjustments	17			17
Changes in fair value of derivatives		143		143
Amortization of prior service cost			97	97
Amortization of actuarial net loss			32	32
Impact of curtailment			96	96
Unrecognized prior service cost arising in the year			27	27
Actuarial net losses arising in the year			(237)	(237)
Deferred taxes			52	52

Balance, December 31, 2009	(886)	40	(1,828)	(2,674)
Currency translation adjustments	(26)			(26)
Changes in fair value of derivatives		5		5
Amortization of prior service cost			96	96
Amortization of actuarial net loss			90	90
Unrecognized prior service cost arising in the year			(162)	(162)
Actuarial net losses arising in the year			(117)	(117)
Deferred taxes			20	20

Balance, December 31, 2010	$(912)	$45	$(1,901)	$(2,768)

13.	Stock Compensation Plans

Schlumberger has three types of stock-based compensation programs: stock options, a restricted stock and restricted stock unit program (collectively referred to as “restricted stock”) and a discounted stock purchase plan (“DSPP”).

Stock Options

Key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price equals the average of the high and low sales prices of Schlumberger stock on the date of grant; an option’s maximum term is ten years, and options generally vest in increments over four or five years.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2010	2009	2008

Dividend yield	1.3%	1.2%	1.0%
Expected volatility	35%	34%	31%
Risk free interest rate	2.9%	2.2%	3.2%
Expected option life in years	6.9	6.9	7.0
Weighted-average fair value per share	$24.13	$13.92	$29.33

Part II, Item 8

The following table summarizes information concerning options outstanding and options exercisable by five ranges of exercise prices as of December 31, 2010:

(Shares stated in thousands)
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
	Options	contractual life	exercise	Options	exercise
Exercise prices range	Outstanding	(in years)	price	Exercisable	price

$16.87-$32.46	5,281	1.78	$27.41	5,281	$27.41
$32.62-$37.85	6,907	7.50	$37.25	1,887	$35.65
$38.53-$55.69	7,714	5.83	$52.60	6,197	$53.25
$56.61-$74.00	12,289	8.03	$64.86	2,546	$60.96
$84.93-$110.78	5,308	7.05	$88.57	2,083	$89.33

	37,499	6.47	$55.33	17,994	$49.09

The weighted average remaining contractual life of stock options exercisable as of December 31, 2010 was 4.6 years.
The following table summarizes stock option activity during the years ended December 31, 2010, 2009 and 2008:

(Shares stated in thousands)
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	35,500	$50.30	32,301	$50.36	35,719	$41.02
Granted	8,283	$66.67	7,981	$40.87	5,422	$84.95
Assumed in Smith transaction	581	$28.77	–	$–	–	$–
Exercised	(5,962)	$37.60	(3,851)	$29.00	(5,444)	$32.69
Forfeited	(903)	$61.28	(931)	$58.82	(3,396)	$42.68

Outstanding at year-end	37,499	$55.33	35,500	$50.30	32,301	$50.36

The aggregate intrinsic value of stock options outstanding as of December 31, 2010 was approximately $1.08 billion. The aggregate intrinsic value of stock options exercisable as of December 31, 2010 was approximately $630 million.
The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $188 million, $103 million and $119 million, respectively.

Restricted Stock

Restricted stock awards generally vest at the end of three years. There have not been any grants to date that are subject to performance-based vesting.
The following table summarizes information about restricted stock transactions:

(Shares stated in thousands)
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value

Unvested at beginning of year	1,343	$62.75	1,701	$66.49	885	$65.14
Granted	1,261	65.79	304	48.14	863	68.04
Vested	(286)	63.92	(580)	65.15	(18)	65.35
Forfeited	(95)	64.16	(82)	69.23	(29)	72.44

Unvested at end of year	2,223	$64.27	1,343	$62.75	1,701	$66.49

Part II, Item 8

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
The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2010	2009	2008

Dividend yield	1.6%	1.1%	0.9%
Expected volatility	36%	44%	34%
Risk free interest rate	0.3%	0.3%	2.7%
Weighted average fair value per share	$10.30	$9.76	$17.21

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	2010	2009	2008

Stock options	$121	$118	$111
Restricted stock	44	32	31
DSPP	33	36	30

	$198	$186	$172

At December 31, 2010, there was $382 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements. Approximately $156 million is expected to be recognized in 2011, $122 million is expected to be recognized in 2012, $65 million in 2013, $35 million in 2014 and $4 million in 2015.

14.	Income Taxes

Schlumberger operates in more than 100 jurisdictions, where statutory tax rates generally vary from 0% to 50%.
Income from Continuing Operations before taxes which were subject to United States and non-United States income taxes for each of the three years ended December 31, was as follows:

(Stated in millions)
	2010	2009	2008

United States	$638	$86	$1,432
Outside United States	4,518	3,848	5,420

	$5,156	$3,934	$6,852

Schlumberger recorded $621 million of net pretax credits in 2010 ($226 million of net charges in the US and $847 million of net credits outside the US). Schlumberger recorded $238 million of pretax charges in 2009 ($73 million in the US and $165 million outside the US) and $116 million in 2008 ($15 million in the US and $101 million outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.
The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)
	2010	2009

Postretirement benefits	$327	$447
Multiclient seismic data	43	104
Intangible assets	(1,674)	(122)
Investments in non-US subsidiaries	(353)	–
Other, net	72	101

	$(1,585)	$530

Part II, Item 8

The above deferred balances at December 31, 2010 and 2009 are net of valuation allowances relating to net operating losses in certain countries of $263 million and $251 million, respectively. The deferred tax balances at December 31, 2009 were net of a valuation allowance relating to a foreign tax credit carryforward of $30 million.
The components of Taxes on income were as follows:

(Stated in millions)
	2010	2009	2008

Current:
United States – Federal	$76	$(191)	$453
United States – State	14	(6)	34
Outside United States	909	594	949

	$999	$397	$1,436

Deferred:
United States – Federal	$183	$247	$23
United States – State	2	13	1
Outside United States	(281)	86	(12)
Valuation allowance	(13)	27	(18)

	$(109)	$373	$(6)

Consolidated taxes on income	$890	$770	$1,430

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2010	2009	2008

US statutory federal rate	35%	35%	35%
US state income taxes	–	–	1
Non-US income taxed at different rates	(14)	(16)	(13)
Effect of equity method investment	–	–	(1)
Charges and Credits (See Note 3)	(3)	1	–
Other	(1)	–	(1)

Effective income tax rate	17%	20%	21%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2010, 2009 and 2008 is as follows:

(Stated in millions)
	2010	2009	2008

Balance at beginning of year	$1,026	$877	$858
Additions based on tax positions related to the current year	190	178	217
Additions for tax positions of prior years	8	36	19
Additions related to acquisitions	115	–	6
Impact of changes in exchange rates	(3)	39	(72)
Settlements with tax authorities	(36)	(16)	(20)
Reductions for tax positions of prior years	(99)	(68)	(111)
Reductions due to the lapse of the applicable statute of limitations	(36)	(20)	(20)

Balance at end of year	$1,165	$1,026	$877

Part II, Item 8

The amounts above exclude accrued interest and penalties of $210 million, $168 million and $136 million at December 31, 2010, 2009 and 2008 respectively. All of the unrecognized tax benefits, if recognized, would impact the Schlumberger effective tax rate.
Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2010, 2009 and 2008, Schlumberger recognized approximately $42 million, $32 million and $25 million in interest and penalties, respectively.
The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2004 – 2010
Canada	2003 – 2010
Mexico	2005 – 2010
Norway	2003 – 2010
Russia	2007 – 2010
Saudi Arabia	2001 – 2010
United Kingdom	2008 – 2010
United States	2005 – 2010

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

15.	Leases and Lease Commitments

Total rental expense was $1.2 billion in 2010, $1.0 billion in 2009, and $1.1 billion in 2008. Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)

2011	$325
2012	242
2013	167
2014	124
2015	99
Thereafter	377

$1,334

16.	Contingencies

In 2007, Schlumberger received an inquiry from the United States Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain freight forwarding and customs clearance services of Panalpina, Inc., and other companies provided to oil and oilfield service companies, including Schlumberger, violated the Foreign Corrupt Practices Act. Schlumberger is cooperating with the DOJ. Schlumberger is cooperating with the governmental authorities and is currently unable to predict the outcome of this matter.
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
On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP, M-I SWACO provided certain services under the direction of BP. A number of legal actions, certain of which name an M-I SWACO entity as a defendant, have been filed in connection with the Deepwater Horizon incident, and additional legal

Part II, Item 8

actions may be filed in the future. Based on information currently known, the amount of any potential loss attributable to M-I SWACO with respect to potential liabilities related to the incident would not be material to Schlumberger’s consolidated financial position.
Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote and, as such, that any liability that might ensue would not be material in relation to Schlumberger’s consolidated financial position. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of these proceedings.

17.	Segment Information

Schlumberger operates five business segments as of December 31, 2010: Oilfield Services, WesternGeco, M-I SWACO, Smith Oilfield and Distribution.
The Oilfield Services segment falls into four clearly defined economic and geographical areas and is evaluated on the following basis: North America, Latin America, Europe including the CIS and Africa, and Middle East & Asia. The Oilfield Services segment provides virtually all exploration and production services required during the life of an oil and gas reservoir.
WesternGeco provides comprehensive worldwide reservoir imaging, monitoring and development services with extensive seismic crews and data processing centers, as well as a large multiclient seismic library. Services range from 3D and time-lapse (4D) seismic surveys to multi-component surveys for delineating prospects and reservoir management.
M-I SWACO is a leading supplier of drilling fluid systems engineered to improve wellbore quality and increase drilling performance. It also offers a broad range of waste management equipment and services, provides completion fluid and related tools and supplies oilfield production chemicals.
The Smith Oilfield segment provides a comprehensive suite of premium products and services used in oil and natural gas development activities. It is comprised of drilling and completion services operations, which include drill bits, directional drilling services and downhole tools.
Distribution consists of the Wilson International Inc. distribution operations and a majority-owned interest in CE Franklin Ltd., a publicly traded Canadian distribution company. It provides products and services to the energy, refining, petrochemical, power generation and mining industries.

Part II, Item 8

Financial information for the years ended December 31, 2010, 2009 and 2008, by segment, is as follows:

(Stated in millions)
	2010
		Income
		before		Depn. &	Capital
	Revenue	taxes	Assets	Amortn.	Expenditures

OILFIELD SERVICES
North America	$5,010	$802	$2,725	$412	$451
Latin America	4,321	723	2,947	289	417
Europe/CIS/Africa	6,882	1,269	4,917	715	849
Middle East & Asia	5,586	1,696	3,509	517	597
Elims/Other(1)	280	(15)	1,639	31	131

	22,079	4,475	15,737	1,964	2,445

WESTERNGECO	1,987	267	2,896	579	276
M-I SWACO	1,568	197	2,786	43	80
SMITH OILFIELD	957	132	2,329	76	110
DISTRIBUTION	774	29	780	2	2
Goodwill and intangible assets			19,114
All other assets			1,580
Corporate(2)	82	(405)	6,545	95	1
Interest income(3)		43
Interest expense(4)		(202)
Charges & credits(5)		620

	$27,447	$5,156	$51,767	$2,759	$2,914

(Stated in millions)
	2009
		Income
		before		Depn. &	Capital
	Revenue	taxes	Assets	Amortn.	Expenditures

OILFIELD SERVICES
North America	$3,707	$216	$2,264	$433	$272
Latin America	4,225	753	3,117	261	393
Europe/CIS/Africa	7,150	1,707	4,603	653	824
Middle East & Asia	5,234	1,693	3,162	531	417
Elims/Other(1)	202	(43)	1,630	1	21

	20,518	4,326	14,776	1,879	1,927

WESTERNGECO	2,122	326	3,065	566	463
Goodwill and intangible assets			6,091
All other assets			1,873
Corporate(2)	62	(344)	7,660	31	5
Interest income(3)		52
Interest expense(4)		(188)
Charges & credits(5)		(238)

	$22,702	$3,934	$33,465	$2,476	$2,395

Part II, Item 8

(Stated in millions)
	2008
		Income
		before		Depn. &	Capital
	Revenue	taxes	Assets	Amortn.	Expenditures

OILFIELD SERVICES
North America	$5,914	$1,371	$2,728	$433	$750
Latin America	4,230	858	2,529	223	414
Europe/CIS/Africa	8,180	2,244	4,410	600	988
Middle East & Asia	5,724	2,005	3,503	496	762
Elims/Other(1)	234	27	2,014	(9)	128

	24,282	6,505	15,184	1,743	3,042

WESTERNGECO	2,838	836	2,956	518	680
Goodwill and intangible assets			6,009
All other assets			1,914
Corporate(2)	43	(268)	6,031	8	1
Interest income(3)		112
Interest expense(4)		(217)
Charges & credits(5)		(116)

	$27,163	$6,852	$32,094	$2,269	$3,723

(1)	Includes certain headquarter administrative costs which are not allocated geographically, manufacturing and certain other operations, and other cost and income items maintained at the Oilfield Services level.

(2)	Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the merger with Smith and certain other nonoperating items. Corporate assets consist of cash, short-term investments, fixed income investments, held to maturity and investments in affiliates.

(3)	Interest income excludes amounts which are included in the segments’ income (2010 - $7 million: 2009 – $10 million; 2008 – $7 million).

(4)	Interest expense excludes amounts which are included in the segments’ income (2010 - $5 million; 2009 – $33 million; 2008 – $30 million).

(5)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets and multiclient seismic data.
Depreciation & Amortization includes multiclient seismic data costs.
During each of the three years ended December 31, 2010, 2009 and 2008, no single customer exceeded 10% of consolidated revenue.
Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2010, 2009 and 2008 was $6.5 billion, $3.7 billion and $5.9 billion, respectively.

18.	Pension and Other Benefit Plans

Pension Plans

Schlumberger sponsors several defined benefit pension plans that cover substantially all US employees hired prior to October 1, 2004. The benefits are based on years of service and compensation, on a career-average pay basis.
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

Part II, Item 8

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2010	2009	2008	2010	2009	2008

Discount rate	6.00%	6.94%	6.50%	5.89%	6.81%	5.80%
Compensation increases	4.00%	4.00%	4.00%	4.93%	4.93%	4.90%
Return on plan assets	8.50%	8.50%	8.50%	8.00%	8.00%	8.00%

Net pension cost for 2010, 2009 and 2008 included the following components:

(Stated in millions)
	US			International
	2010	2009	2008	2010	2009	2008

Service cost – benefits earned during the period	$56	$52	$56	$51	$67	$33
Interest cost on projected benefit obligation	142	143	130	208	189	58
Expected return on plan assets	(191)	(166)	(162)	(228)	(181)	(75)
Amortization of net loss	60	29	13	19	–	11
Amortization of prior service cost	4	5	7	113	117	1

	71	63	44	163	192	28
Curtailment charge	–	32	–	–	98	–

	$71	$95	$44	$163	$290	$28

During 2009, due to the actions taken by Schlumberger to reduce its global workforce (See Note 3 – Charges and Credits), Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in certain of its pension plans and its postretirement medical plan. Accordingly, Schlumberger recorded a curtailment charge of $136 million during the second quarter of 2009 ($130 million relating to the pension plans and $6 million relating to the postretirement medical plan). The curtailment charge includes recognition of the change in benefit obligations as well as a portion of the previously unrecognized prior service costs, reflecting the reduction in expected future service for the impacted plans. As a result of the curtailment, Schlumberger performed a remeasurement of the impacted plans using a discount rate of 7.25% (as compared to 6.50% at December 31, 2008). All other significant assumptions were unchanged from December 31, 2008 measurement date.
As the International Staff Pension Plan was converted to a defined benefit pension plan during the fourth quarter of 2008, the net pension cost for this plan was not significant in 2008.
The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2010	2009	2010	2009

Discount rate	5.50%	6.00%	5.47%	5.89%
Compensation increases	4.00%	4.00%	4.91%	4.93%

Part II, Item 8

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)
	US		International
	2010	2009	2010	2009

Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$2,439	$2,150	$3,518	$2,767
Service cost	56	52	51	67
Interest cost	142	143	208	189
Contributions by plan participants	–	–	76	61
Actuarial losses	172	191	310	449
Currency effect	–	–	(28)	69
Benefits paid	(122)	(110)	(121)	(97)
Plan amendments	82	–	74	16
Impact of curtailment	–	13	–	(3)

Projected benefit obligation at end of year	$2,769	$2,439	$4,088	$3,518

Change in Plan Assets
Plan assets at fair value at beginning of year	$2,254	$1,490	$2,976	$1,913
Actual return on plan assets	316	358	426	444
Currency effect	–	–	(26)	69
Company contributions	187	516	433	586
Contributions by plan participants	–	–	76	61
Benefits paid	(122)	(110)	(121)	(97)

Plan assets at fair value at end of year	$2,635	$2,254	$3,764	$2,976

Unfunded Liability	$(134)	$(185)	$(324)	$(542)

Amounts Recognized in Balance Sheet
Postretirement Benefits	$(134)	$(185)	$(367)	$(542)
Other Assets	–	–	43	–

	$(134)	$(185)	$(324)	$(542)

Amounts Recognized in Accumulated Other Comprehensive Income
Actuarial losses	$819	$833	$447	$335
Prior service cost	114	36	840	881

	$933	$869	$1,287	$1,216

Accumulated benefit obligation	$2,568	$2,226	$3,785	$3,257

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
The weighted-average allocation of plan assets and the target allocation by asset category are as follows:

	US			International
	Target	2010	2009	Target	2010	2009

Equity securities	50 – 60%	52%	48%	55 – 70%	61%	59%
Debt securities	28 – 38	40	38	20 – 35	31	32
Cash and cash equivalents	–	2	8	–	3	4
Other investments	0 – 12	6	6	0 – 10	5	5

	100%	100%	100%	100%	100%	100%

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

Part II, Item 8

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
The fair value of Schlumberger’s pension plan assets at December 31, 2010, by asset category, was as follows:
The fair values presented below were determined based on valuation techniques categorized as follows:

•	Level one: The use of quoted prices in active markets for identical instruments.

•	Level two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level three: The use of significantly unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)
	US Plan Assets
	2010				2009
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three

Asset Category:
Cash and Cash Equivalents	$67	$35	$32	$–	$191	$191	$–	$–
Equity Securities:
US(a)	885	885			710	710
International(b)	473	370	103		355	280	75
Debt securities:
Corporate bonds(c)	220		220		193		193
Government and government-related debt securities(d)	554	148	406		462	161	301
Government agency collateralized mortgage obligations and mortgage backed securities(e)	201		201		136		136
Other collateralized mortgage obligations and mortgage-backed securities(f)	67		67		71		71
Other Investments:
Private equity(g)	128			128	99			99
Real estate(h)	40			40	37			37

Total	$2,635	$1,438	$1,029	$168	$2,254	$1,342	$776	$136

Part II, Item 8

(Stated in millions)
	International Plan Assets
	2010				2009
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three

Asset Category:
Cash and Cash Equivalents	$106	$106	$–	$–	$111	$111	$–	$–
Equity Securities:
US(a)	1,268	1,268			1,113	1,113
International(b)	1,031	1,031			643	643
Debt securities:
Corporate bonds(c)	289	15	274		257	11	246
Government and government-related(d)	693	522	171		492	378	114
Government agency collateralized mortgage obligations and mortgage backed securities(e)	125	44	81		137	20	117
Other collateralized mortgage obligations and mortgage-backed securities(f)	74		74		70		70
Other Investments:
Private equity(g)	114			114	87			87
Real estate(h)	64			64	66			66

Total	$3,764	$2,986	$600	$178	$2,976	$2,276	$547	$153

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.
(b)	International equities are invested in companies that are traded on exchanges outside the US and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.
(c)	Corporate bonds consist primarily of investment grade bonds from diversified industries.
(d)	Government and government-related debt securities are comprised primarily of inflation protected US treasuries and, to a lesser extent, other government-related securities.
(e)	Government agency collateralized mortgage obligations and mortgage backed-securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by governmental and quasi-governmental entities.
(f)	Other collateralized mortgage obligations and mortgage-backed securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by private entities.
(g)	Private equity includes investments in several fund of funds limited partnerships.

(h)	Real estate primarily includes investments in real estate limited partnerships, concentrated in commercial real estate.

The funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $600 million to $650 million to its postretirement benefit plans in 2011, subject to market and business conditions.

Postretirement Benefits Other than Pensions

Schlumberger provides certain health care benefits to former US employees who have retired.
The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation		Net Periodic Benefit Cost
	at December 31,		for the year
	2010	2009	2010	2009	2008

Discount rate	5.50%	6.00%	6.00%	6.94%	6.50%
Return on plan assets	–	–	8.00%	8.00%	8.00%
Current medical cost trend rate	8.00%	8.00%	8.00%	8.00%	9.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016	2016	2015	2012

Part II, Item 8

The net periodic benefit cost for the US postretirement medical plan included the following components:

(Stated in millions)
	2010	2009	2008

Service cost – benefits earned during the period	$23	$19	$23
Interest cost on projected benefit obligation	58	56	52
Expected return on plan assets	(6)	(2)	(3)
Amortization of prior service credit	(21)	(25)	(27)
Amortization of net loss	11	3	10

	65	51	55
Curtailment charge	–	6	–

	$65	$57	$55

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)
	2010	2009

Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of year	$991	$862
Service cost	23	19
Interest cost	58	56
Contributions by plan participants	4	5
Actuarial losses	8	67
Benefits paid	(33)	(31)
Impact of curtailment	–	13

Benefit obligation at end of year	$1,051	$991

Change in Plan Assets
Plan assets at fair value at beginning of year	$58	$29
Company contributions	248	47
Contributions by plan participants	5	5
Benefits paid	(33)	(31)
Actual return on plan assets	12	8

Plan assets at fair value at end of year	$290	$58

Unfunded Liability	$(761)	$(933)

Amounts Recognized in Accumulated
Other Comprehensive Income
Actuarial losses	$212	$223
Prior service cost	(35)	(56)

	$177	$167

The unfunded position is included in Postretirement Benefits in the Consolidated Balance Sheet.
The assets of the US postretirement medical plan are invested 60% in US equity securities and 40% in government and government-related debt securities. The fair value of these assets were determined based on quoted prices in active markets for identical instruments.
Assumed health care cost trend rates have a significant effect on the amounts reported for the US postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

(Stated in millions)
	One percentage	One percentage
	point increase	point decrease

Effect on total service and interest cost components	$15	$(12)
Effect on accumulated postretirement benefit obligation	$177	$(145)

Part II, Item 8

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan (which is disclosed net of the annual Medicare Part D subsidy, which ranges from $3 million to $7 million per year) were as follows:

(Stated in millions)
	Pension Benefits		Postretirement
	US	International	Medical Plan

2011	$125	$134	$40
2012	129	146	43
2013	134	158	46
2014	139	170	50
2015	145	182	53
2016- 2020	856	1,083	312

Included in Accumulated Other Comprehensive Income at December 31, 2010 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated amounts that will be amortized from the estimated portion of each component of Accumulated Other Comprehensive Income which is expected to be recognized as a component of net periodic benefit cost during the year-ending December 31, 2011 are as follows:

(Stated in millions)
		Postretirement
	Pension	Medical
	Plans	Plan

Net actuarial losses	$89	$11
Prior service cost/(credit)	$132	$(12)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $403 million, $418 million and $482 million in 2010, 2009 and 2008, respectively.

19.	Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)
	2010	2009	2008

Interest	$234	$249	$289
Income taxes	$571	$665	$1,158

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
	2010	2009

Payroll, vacation and employee benefits	$1,414	$1,047
Trade	2,649	1,793
Other	2,425	2,163

	$6,488	$5,003

Interest and other income, net includes the following:

(Stated in millions)
	2010	2009	2008

Interest income	$50	$61	$119
Equity in net earnings of affiliated companies:		–
M-I SWACO	78	131	210
Others	86	78	83
Other	–	3	–

	$214	$273	$412

Part II, Item 8

Allowance for doubtful accounts is as follows:

(Stated in millions)
	2010	2009	2008

Balance at beginning of year	$160	$133	$86
Provision	38	54	65
Amounts written off	(13)	(27)	(18)

Balance at end of year	$185	$160	$133

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
Schlumberger Limited management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment Schlumberger Limited management has concluded that, as of December 31, 2010, its internal control over financial reporting is effective based on those criteria.
The effectiveness of Schlumberger Limited’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Part II, Item 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Houston, Texas
February 4, 2011

Part II, Item 8, 9, 9A, 9B

Quarterly Results
(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2010 and 2009.

(Stated in millions except per share amounts)
				Earnings per
			Net Income	share of
		Gross	attributable to	Schlumberger[2]
	Revenue	Margin[1,2]	Schlumberger[2]	Basic	Diluted

Quarters-2010
First[3]	$5,598	$1,256	$672	$0.56	$0.56
Second	5,937	1,361	818	0.69	0.68
Third[4]	6,845	1,461	1,734	1.39	1.38
Fourth[5]	9,067	1,870	1,043	0.76	0.76

	$27,447	$5,948	$4,267	$3.41	$3.38

Quarters-2009
First	$6,000	$1,490	$938	$0.78	$0.78
Second [6]	5,528	1,333	613	0.51	0.51
Third	5,430	1,286	787	0.66	0.65
Fourth	5,744	1,346	795	0.66	0.65

	$22,702	$5,457	$3,134	$2.62	$2.59

1.	Gross margin equals Revenue less Cost of revenue.
2.	Amounts may not add due to rounding.
3.	Net income in the first quarter of 2010 includes after-tax charges of $75 million.
4.	Net income in the third quarter of 2010 includes net after-tax credits of $859 million.
5.	Net income in the fourth quarter of 2010 includes after-tax charges of $121 million.
6.	Net income in the second quarter of 2009 includes after-tax charges of $207 million.
*	Mark of Schlumberger

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Schlumberger’s disclosure controls and procedures. Based upon Schlumberger’s evaluation, the CEO and the CFO have concluded that, as of December 31, 2010, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Schlumberger files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
There has been no change in Schlumberger’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.
See Management’s Report on Internal Control Over Financial Reporting.

Item 9B.	Other Information.

None.

Part III, Item 10, 11, 12

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 4. Submission of Matters to a Vote of Security Holders – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2011 Proxy Statement is incorporated herein by reference.
Schlumberger has adopted a Code of Ethics that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Schlumberger’s Code of Ethics is posted on its corporate governance website located at www.slb.com/ir. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on Schlumberger’s corporate governance website located at www.slb.com/ir.

Item 11.	Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” in Schlumberger’s 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Security Ownership by Certain Beneficial Owners” and “Security Ownership by Management” in Schlumberger’s 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2010 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

(c) Number of securities
	(a) Number of securities		remaining available for
	to be issued upon exercise of	(b) Weighted-average exercise	future issuance
	outstanding options,	price of such outstanding	under equity
Plan Category	warrants and rights	options, warrants and rights	compensation plans *

Equity compensation plans approved by security holders	39,721,715	$52.24	31,458,983
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	39,721,715	$52.24	31,458,983

*	Excluding securities reflected in column (a)

Equity compensation plans approved by Schlumberger stockholders include the Schlumberger 1994 Stock Option Plan, as amended; the Schlumberger 1998 Stock Option Plan, as amended; the Schlumberger 2001 Stock Option Plan, as amended; the Schlumberger 2005 Stock Incentive Plan, as amended; the Schlumberger 2008 Stock Incentive Plan, as amended; the 2010 Schlumberger Omnibus Stock Incentive Plan; the Schlumberger Discounted Stock Purchase Plan, as amended and the Schlumberger 2004 Stock and Deferral Plan for Non-Employee Directors.

Part III, Item 13, 14

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2011 Proxy Statement is incorporated herein by reference.

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

Date: February 4, 2011	Schlumberger Limited

By: /s/ Howard Guild Howard Guild Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

* Andrew Gould	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Simon Ayat Simon Ayat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Howard Guild Howard Guild	Chief Accounting Officer (Principal Accounting Officer)

* Philippe Camus	Director

* Peter L.S. Currie	Director

* Tony Isaac	Director

* K.V. Kamath	Director

* Nikolay Kudryavtsev	Director

* Adrian Lajous	Director

* Michael E. Marks	Director

* Elizabeth Moler	Director

* Leo Rafael Reif	Director

Name	Title

* Tore Sandvold	Director

* Henri Seydoux	Director

/s/ Alexander C. Juden *By Alexander C. Juden Attorney-in-Fact	February 4, 2011

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 12, 2006 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)	3.1
Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on April 21, 2005 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	3.2
Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.1
First Supplemental Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.2
Schlumberger 1994 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.1
Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.2
Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.3
Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.4
Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.5
Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.6
Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.7 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.7
Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.8
Form of Option Agreement, Capped Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.9
Form of Option Agreement, Capped Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.10
Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.11 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)	10.11

Exhibit

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.12 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)	10.12
Form of Smith International, Inc. 2010 Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) (+)	10.13
Employment Agreement dated March 9, 2010 and effective as of February 9, 2010, between Schlumberger Limited and Chakib Sbiti (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010) (+)	10.14
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	10.15
Subsidiaries (*)	21
Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)
Philippe Camus	dated:
Peter L.S. Currie	January 20, 2011
Andrew Gould
Tony Isaac
K.V. Kamath
Nikolay Kudryavtsev
Adrian Lajous
Michael E. Marks
Elizabeth Moler
Leo Rafael Reif
Tore I. Sandvold
Henri Seydoux		24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2
The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (*)	101
(*) Exhibits physically filed with this Form 10-K. All other exhibits are incorporated by reference.
(+) Management contracts or compensatory plans or arrangements.