Form 10-Q
period 2011-03-31
SCHLUMBERGER LTD /NV/
filed 2011-04-27
CIK 87347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
March 31, 2011
Commission file No.:
1-4601
SCHLUMBERGER N.V.
(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

CURAÇAO	52-0684746

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

PARKSTRAAT 83
THE HAGUE,
THE NETHERLANDS	2514 JG

(Addresses of principal executive offices)	(Zip Codes)
Registrant’s telephone number: (713) 375-3400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011

COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,356,940,119

SCHLUMBERGER LIMITED
First Quarter 2011 Form 10-Q

		Page
PART I	Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	[Removed and Reserved]	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

	Certifications

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(Stated in millions, except per share amounts)
	Three Months
	Ended March 31,
	2011	2010

Revenue
Oilfield Services	$8,122	$5,598
Distribution	601	—
Intersegment eliminations	(7)	—

	8,716	5,598
Interest & other income, net	31	64
Expenses
Cost of Revenue:
Oilfield Services	6,490	4,415
Distribution	577	—
Intersegment eliminations	(7)	—
Research & engineering	249	207
General & administrative	93	72
Merger & integration	34	35
Interest	73	45

Income before taxes	1,238	888
Taxes on income	295	214

Net Income	943	674
Net loss (income) attributable to noncontrolling interests	1	(2)

Net Income attributable to Schlumberger	$944	$672

Basic earnings per share of Schlumberger	$0.69	$0.56

Diluted earnings per share of Schlumberger	$0.69	$0.56

Average shares outstanding:
Basic	1,360	1,195
Assuming dilution	1,375	1,215
See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Mar. 31, 2011	Dec. 31,
	(Unaudited)	2010
ASSETS
Current Assets
Cash	$1,475	$1,764
Short-term investments	2,688	3,226
Receivables less allowance for doubtful accounts (2011 — $177; 2010 — $185)	8,891	8,278
Inventories	4,092	3,804
Deferred taxes	14	51
Other current assets	1,051	975

	18,211	18,098
Fixed Income Investments, held to maturity	458	484
Investments in Affiliated Companies	1,198	1,071
Fixed Assets less accumulated depreciation	12,218	12,071
Multiclient Seismic Data	434	394
Goodwill	13,978	13,952
Intangible Assets	5,079	5,162
Other Assets	796	535

	$52,372	$51,767

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,328	$6,488
Estimated liability for taxes on income	1,544	1,493
Long-term debt — current portion	1,739	2,214
Short-term borrowings	450	381
Dividend payable	338	289

	10,399	10,865
Long-term Debt	6,422	5,517
Postretirement Benefits	1,253	1,262
Deferred Taxes	1,702	1,636
Other Liabilities	970	1,043

	20,746	20,323

Equity
Common stock	11,983	11,920
Treasury stock	(3,740)	(3,136)
Retained earnings	25,814	25,210
Accumulated other comprehensive loss	(2,643)	(2,768)

Schlumberger stockholders’ equity	31,414	31,226
Noncontrolling interests	212	218

	31,626	31,444

	$52,372	$51,767

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Stated in millions)
	Three Months Ended Mar. 31,
	2011	2010
Cash flows from operating activities:
Net Income	$943	$674
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	788	620
Earnings of companies carried at equity, less dividends received	(21)	(47)
Deferred income taxes	60	33
Stock-based compensation expense	67	47
Pension and other postretirement benefits expense	94	79
Pension and other postretirement benefits funding	(49)	(64)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(561)	125
(Increase) decrease in inventories	(251)	17
(Increase) decrease in other current assets	(49)	39
Decrease in accounts payable and accrued liabilities	(177)	(299)
Decrease in estimated liability for taxes on income	(99)	(1)
Decrease in other liabilities	(41)	(32)
Other — net	132	(202)

NET CASH PROVIDED BY OPERATING ACTIVITIES	836	989

Cash flows from investing activities:
Capital expenditures	(770)	(449)
Multiclient seismic data capitalized	(83)	(91)
Business acquisitions and investments, net of cash acquired	(74)	(117)
Sale of investments, net	565	463
Other	(23)	(5)

NET CASH USED IN INVESTING ACTIVITIES	(385)	(199)

Cash flows from financing activities:
Dividends paid	(291)	(254)
Proceeds from employee stock purchase plan	90	84
Proceeds from exercise of stock options	146	31
Stock repurchase program	(844)	(337)
Proceeds from issuance of long-term debt	2,234	—
Repayment of long-term debt	(2,146)	(109)
Net increase (decrease) in short-term borrowings	64	(182)

NET CASH USED IN FINANCING ACTIVITIES	(747)	(767)

Net increase (decrease) increase in cash before translation effect	(296)	23
Translation effect on cash	7	—
Cash, beginning of period	1,764	617

Cash, end of period	$1,475	$640

(1)	Includes multiclient seismic data costs.

(2)	Net of the effect of business acquisitions.
See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

					(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2010 - March 31, 2010	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2010	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229
Comprehensive income
Net income			672		2
Currency translation adjustments				11
Changes in fair value of derivatives				(22)
Deferred employee benefits liabilities				53
Total comprehensive income						716
Shares sold to optionees, less shares exchanged		31				31
Vesting of restricted stock	(8)	8				—
Shares issued under employee stock purchase plan	25	59				84
Stock repurchase program		(337)				(337)
Stock-based compensation cost	47					47
Shares issued on conversion of debentures	2	20				22
Other	(2)					(2)
Dividends declared ($0.21 per share)			(251)			(251)

Balance, March 31, 2010	$4,841	$(5,221)	$22,440	$(2,632)	$111	$19,539

					(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2010 - March 31, 2010	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2011	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444
Comprehensive income
Net income			944		(1)
Currency translation adjustments				129	2
Changes in fair value of derivatives				(35)
Deferred employee benefits liabilities				31
Total comprehensive income						1,070
Shares sold to optionees, less shares exchanged	(8)	154				146
Vesting of restricted stock	(10)	10				—
Shares issued under employee stock purchase plan	14	76				90
Stock repurchase program		(844)				(844)
Stock-based compensation cost	67					67
Other					(7)	(7)
Dividends declared ($0.25 per share)			(340)			(340)

Balance, March 31, 2011	$11,983	$(3,740)	$25,814	$(2,643)	$212	$31,626

SHARES OF COMMON STOCK
(Unaudited)

			(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding

Balance, January 1, 2011	1,434	(73)	1,361
Shares sold to optionees, less shares exchanged		4	4
Shares issued under employee stock purchase plan		2	2
Stock repurchase program		(10)	(10)

Balance, March 31, 2011	1,434	(77)	1,357

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of Schlumberger Limited and its subsidiaries (“Schlumberger”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The December 31, 2010 balance sheet information has been derived from the audited 2010 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 4, 2011.
Certain items from the prior year have been reclassified to conform to the current year presentation.
2. Charges
Schlumberger recorded the following charges during the first quarters of 2011 and 2010:
2011
•	Schlumberger recorded $34 million of pretax merger and integration-related charges ($28 million after-tax) in connection with the merger with Smith International, Inc. (“Smith”) and the acquisition of Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.
2010
•	Schlumberger incurred $35 million of merger-related costs in connection with the Smith and Geoservices transactions. These costs primarily consisted of legal and other advisory fees.

•	During March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law in the United States. Among other things, the PPACA eliminated the tax deductibility of retiree prescription drug benefits to the extent of the Medicare Part D subsidy that companies, such as Schlumberger, receive. As a result of this change in law, Schlumberger recorded a $40 million charge to adjust its deferred tax assets to reflect the loss of this future tax deduction.

The following is a summary of these charges:

	(Stated in millions)			Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Merger-related transaction costs	$35	$—	$35	Merger & integration
Impact of elimination of tax deduction related to Medicare Part D subsidy	—	(40)	40	Taxes on income

	$35	$(40)	$75

3. Earnings Per Share
The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2011			2010
		Average			Average
	Schlumberger	Shares	Earnings	Schlumberger	Shares	Earnings
	Net Income	Outstanding	per Share	Net Income	Outstanding	per Share
First Quarter
Basic	$944	1,360	$0.69	$672	1,195	$0.56

Assumed conversion of debentures	—	—		2	7
Assumed exercise of stock options	—	13		—	11
Unvested restricted stock	—	2		—	2

Diluted	$944	1,375	$0.69	$674	1,215	$0.56

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2011	2010

First Quarter	1	13
4. Acquisitions
On August 27, 2010, Schlumberger acquired all of the outstanding shares of Smith, a leading supplier of premium products and services to the oil industry. Schlumberger issued approximately 176 million shares of its common stock which were valued at $9.8 billion at the time of closing, to effect this transaction. Smith reported revenue of approximately $2.1 billion during the first quarter of 2010.
On April 23, 2010, Schlumberger completed the acquisition of Geoservices, a privately owned oilfield services company specializing in mud logging, slickline and production surveillance operations for $915 million in cash.
During the first quarter of 2011, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $74 million.
5. Inventory
A summary of inventory follows:

	(Stated in millions)
	Mar. 31,	Dec. 31,
	2011	2010

Raw materials & field materials	$1,757	$1,833
Work in process	335	249
Finished goods	2,000	1,722

	$4,092	$3,804

6. Fixed Assets
A summary of fixed assets follows:

	(Stated in millions)
	Mar. 31,	Dec. 31,
	2011	2010

Property, plant & equipment	$27,330	$26,679
Less: Accumulated depreciation	15,112	14,608

	$12,218	$12,071

Depreciation expense was $661 million and $547 million in the first quarter of 2011 and 2010, respectively.
7. Multiclient Seismic Data
The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2011 was as follows:

(Stated in millions)
Balance at December 31, 2010	$394
Capitalized in period	83
Charged to expense	(43)

Balance at March 31, 2011	$434

8. Goodwill
In connection with the change in reportable segments as discussed in Note 14 Segment Information, Schlumberger reallocated the goodwill that existed as of December 31, 2010 to the new reporting units on a relative fair value basis.
The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2011 were as follows:

	(Stated in millions)
	Reservoir	Reservoir
	Characterization	Production	Drilling	Distribution	Total
Balance at January 1, 2011	$3,381	$2,351	$8,150	$70	$13,952
Adjustments relating to Smith acquisition	—	1	(25)	4	(20)
Impact of changes in exchange rates and other	16	12	18	—	46

Balance at March 31, 2011	$3,397	$2,364	$8,143	$74	$13,978

9. Intangible Assets
Intangible assets principally comprise technology/technical know-how, tradenames and customer relationships. The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)
	Mar. 31, 2011			Dec. 31, 2010
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value

Technology/Technical Know-How	$1,847	$250	$1,597	$1,846	$215	$1,631
Tradenames	1,678	79	1,599	1,678	61	1,617
Customer Relationships	1,971	157	1,814	1,963	129	1,834
Other	366	297	69	378	298	80

	$5,862	$783	$5,079	$5,865	$703	$5,162

Amortization expense charged to income was $84 million during the first quarter of 2011 and $28 million during the same period of 2010.
The weighted average amortization period for all intangible assets is approximately 21 years.

Based on the net book value of intangible assets at March 31, 2011, amortization charged to income for the subsequent five years is estimated to be: remainder of 2011 — $240 million; 2012 - $311 million; 2013 — $295 million; 2014 — $290 million; 2015 — $275 million and 2016 — $260 million.
10. Derivative Instruments and Hedging Activities
Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.
Foreign Currency Exchange Rate Risk
As a multinational company, Schlumberger conducts its business in approximately 80 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar—reported expenses will increase (decrease).
Schlumberger is exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated Other Comprehensive Loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of hedging instruments, if any, is recorded directly to earnings.
At March 31, 2011, Schlumberger recognized a cumulative net $10 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.
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
At March 31, 2011, contracts were outstanding for the US dollar equivalent of $7.5 billion in various foreign currencies.
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
At March 31, 2011, $27 million of commodity forward contracts were outstanding.
Interest Rate Risk
Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.
During the third quarter of 2009, Schlumberger entered into an interest rate swap for a notional amount of $450 million in order to hedge changes in the fair value of Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger receives interest at a fixed rate of 3.0% annually and pays interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%. This interest rate swap is designated as a fair value hedge of the underlying debt. This derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.
At March 31, 2011, Schlumberger had fixed rate debt aggregating $5.5 billion and variable rate debt aggregating $3.1 billion, after taking into account the effects of the interest rate swaps.
Short-term investments and Fixed income investments, held to maturity, totaled $3.1 billion at March 31, 2011, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.
The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives
	Mar. 31,	Dec. 31,
	2011	2010	Classification
Derivative Assets
Derivative designated as hedges:
Foreign exchange contracts	$30	$4	Other current assets
Foreign exchange contracts	100	37	Other Assets
Interest rate swaps	12	14	Other Assets

	$142	$55

Derivative not designated as hedges:
Commodity contracts	$2	$3	Other current assets
Foreign exchange contracts	11	9	Other current assets
Foreign exchange contracts	5	9	Other Assets

	$18	$21

	$160	$76

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$8	$9	Accounts payable and accrued liabilities
Foreign exchange contracts	42	77	Other Liabilities
Interest rate swaps	—	7	Accounts payable and accrued liabilities

	$50	$93

Derivative not designated as hedges:
Foreign exchange contracts	13	14	Accounts payable and accrued liabilities

	$13	$14

	$63	$107

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.
The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

	(Stated in millions)
	Gain (Loss) Recognized
	in Income
	First Quarter
	2011	2010	Classification
Derivatives designated as fair value hedges:
Foreign exchange contracts	$2	$(13)	Cost of revenue — Oilfield Services
Interest rate swaps	—	5	Interest expense

	$2	$(8)

Derivatives not designated as hedges:
Foreign exchange contracts	$(21)	$(7)	Cost of revenue — Oilfield Services
Commodity contracts	1	(1)	Cost of revenue — Oilfield Services

	$(20)	$(8)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified
	from Accumulated OCI
	into Income
	First Quarter
	2011	2010	Classification

Foreign exchange contracts	$225	$(135)	Cost of revenue — Oilfield Services
Foreign exchange contracts	2	(1)	Research & engineering

	$227	$(136)

	(Stated in millions)
	Gain (Loss)
	Recognized in OCI
	First Quarter
	2011	2010

Foreign exchange contracts	$191	$(158)

11. Long-term Debt
A summary of Long-term Debt follows:

	(Stated in millions)
	Mar. 31,	Dec. 31,
	2011	2010

4.50% Guaranteed Notes due 2014	$1,406	$1,319
2.75% Guaranteed Notes due 2015	1,398	1,310
4.20% Guaranteed Notes due 2021	1,100	—
5.25% Guaranteed Notes due 2013	703	659
2.65% Guaranteed Notes due 2016	500	—
3.00% Guaranteed Notes due 2013	450	450
9.75% Senior Notes due 2019	—	776
8.625% Senior Notes due 2014	—	272
6.00% Senior Notes due 2016	—	218
Commercial paper borrowings	756	367
Other variable rate debt	97	133

	6,410	5,504
Fair value adjustment — hedging	12	13

	$6,422	$5,517

The fair value adjustment presented above represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.
During the first quarter of 2011, Schlumberger repurchased all of the outstanding 9.75% Senior Notes due 2019, the 8.625% Senior Notes due 2014 and the 6.00% Senior Notes due 2016 for approximately $1.26 billion. These transactions did not result in any significant gains or losses.
During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.20% Guaranteed Notes due 2021.
During the first quarter of 2011, Schlumberger issued $500 million of 2.65% Guaranteed Notes due 2016. Schlumberger entered into agreements to swap these dollar notes for euros on the date of issue until maturity, effectively making this a euro denominated debt on which Schlumberger will pay interest in euros at a rate of 2.39%.
The fair value of Schlumberger’s Long-term Debt at March 31, 2011 and December 31, 2010 was $6.5 billion and $5.6 billion, respectively, and was estimated based on quoted market prices.
12. Income Tax
Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	First Quarter
	2011	2010

United States	$365	$61
Outside United States	873	827

	$1,238	$888

During the first quarter of 2011, Schlumberger recorded pretax charges of $34 million, consisting of net charges in the US of $23 million and $11 million outside of the US.
During the first quarter of 2010, Schlumberger recorded net pretax charges of $35 million outside of the US.
These charges are included in the table above and are more fully described in Note 2 — Charges.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Mar. 31,	Dec. 31,
	2011	2010
Postretirement benefits, net	$316	$327
Intangible assets	(1,683)	(1,674)
Investments in non-US subsidiaries	(471)	(353)
Other, net	150	115

	$(1,688)	$(1,585)

The above deferred tax balances at March 31, 2011 and December 31, 2010 were net of valuation allowances relating to net operating losses in certain countries of $277 million and $263 million, respectively.
The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	First Quarter
	2011	2010
Current:
United States — Federal	$155	$22
United States — State	16	3
Outside United States	64	156

	$235	$181

Deferred:
United States — Federal	$(29)	$42
United States — State	3	2
Outside United States	93	(10)
Valuation allowance	(7)	(1)

	$60	$33

Consolidated taxes on income	$295	$214

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	First Quarter
	2011	2010

US federal statutory rate	35%	35%
US state income taxes	1	—
Non-US income taxed at different rates	(11)	(16)
Charges (See Note 2)	—	5
Other	(1)	—

Effective income tax rate	24%	24%

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
14. Segment Information
Schlumberger previously reported its results on the basis of five business segments — Schlumberger Oilfield Services, WesternGeco, M-I SWACO, Smith Oilfield and Distribution and by geographical areas within Schlumberger Oilfield Services. As a result of the recent acquisitions of Smith and Geoservices, Schlumberger has reached a point where its coverage of the various activities comprising exploration and production services is so broad that Schlumberger has changed the primary way in which it allocates resources and assesses performance. Consequently, effective with the first quarter of 2011, Schlumberger changed its primary reporting to product group segments (the “Groups”).
The Groups are as follows:
•	Reservoir Characterization Group — This group consists of the principal technologies involved in the finding and defining of hydrocarbon deposits. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Services and Data & Consulting Services.

•	Drilling Group — Consists of the principal technologies involved in the drilling and positioning of oil and gas wells and is comprised of Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling and Measurements, Pathfinder, Drilling Tools and Remedial Services, Dynamic Pressure Management and Integrated Project Management well construction projects.

•	Reservoir Production Group — Consists of the principal technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions and Artificial Lift, together with the Subsea and Water and Carbon Services activities and the production activities of IPM.
The Groups are collectively referred to as “Oilfield Services”. Additionally, Schlumberger also reports the Distribution business, acquired in the Smith transaction, as a separate segment.
All prior period segment disclosures have been recast to reflect the new segments.

			(Stated in millions)
	First Quarter 2011		First Quarter 2010
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes
Oilfield Services
Reservoir Characterization	$2,193	$460	$2,247	$568
Drilling	3,204	467	1,455	274
Reservoir Production	2,716	528	1,883	159
Eliminations & other	9	—	13	35

	8,122	1,455	5,598	1,036

Distribution	601	22	—	—
Eliminations	(7)	—	—	—

	8,716	1,477	5,598	1,036

Corporate & other	—	(143)	—	(82)
Interest income (1)	—	9	—	13
Interest expense (2)	—	(71)	—	(44)
Charges (see Note 2)	—	(34)	—	(35)

	$8,716	$1,238	$5,598	$888

(1)	Excludes interest income included in the segment results ($ — million in 2011; $4 million in 2010).

(2)	Excludes interest expense included in the segment results ($2 million in 2011; $1 million in 2010).

15. Pension and Other Postretirement Benefits
Net pension cost for the Schlumberger pension plans included the following components:

			(Stated in millions)
	First Quarter
	2011			2010
	US	Int’l	US	Int’l

Service cost — benefits earned during period	$16	$17	$15	$14
Interest cost on projected benefit obligation	38	56	36	52
Expected return on plan assets	(43)	(70)	(48)	(58)
Amortization of net loss	22	8	16	5
Amortization of prior service cost	3	31	1	28

	$36	$42	$20	$41

During the first quarter of 2011, Schlumberger made contributions to its US and international defined benefit pension plans of $49 million.
The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	First Quarter
	2011	2010
Service cost — benefits earned during period	$7	$5
Interest cost on accumulated postretirement benefit obligation	14	15
Expected return on plan assets	(5)	(1)
Amortization of prior service cost	(3)	(5)
Amortization of net loss	3	4

	$16	$18

16. Subsequent Event
On April 5, 2011 Schlumberger completed the divestiture of its Global Connectivity Services business for $397.5 million in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
First Quarter 2011 Compared to Fourth Quarter 2010
Product Groups

			(Stated in millions)
	First Quarter 2011		Fourth Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
Reservoir Characterization	$2,193	$460	$2,490	$673
Drilling	3,204	467	3,226	467
Reservoir Production	2,716	528	2,782	581
Eliminations & other	9	—	(7)	(25)

	8,122	1,455	8,491	1,696
Distribution	601	22	576	21
Eliminations	(7)	—	—	—

	8,716	1,477	9,067	1,717
Corporate & Other	—	(143)	—	(153)
Interest Income	—	9	—	9
Interest Expense	—	(71)	—	(58)
Charges	—	(34)	—	(180)

	$8,716	$1,238	$9,067	$1,335

Geographic Areas

			(Stated in millions)
	First Quarter 2011		Fourth Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
North America	$2,589	$595	$2,596	$588
Latin America	1,386	217	1,389	207
Europe/CIS/Africa	2,190	273	2,454	451
Middle East & Asia	1,848	405	1,983	464
Eliminations & other	109	(35)	69	(14)

	8,122	1,455	8,491	1,696
Distribution	601	22	576	21
Eliminations	(7)	—	—	—

	8,716	1,477	9,067	1,717
Corporate & Other	—	(143)	—	(153)
Interest Income	—	9	—	9
Interest Expense	—	(71)	—	(58)
Charges	—	(34)	—	(180)

	$8,716	$1,238	$9,067	$1,335

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments as well as the charges described in detail in Note 2 to the Consolidated Financial Statements, interest on postretirement medical benefits, stock-based compensation costs and amortization expense associated with intangible assets recorded as a result of the merger with Smith International Inc. (“Smith”).
Sequentially, Oilfield Services revenue of $8.12 billion decreased 4% while pretax segment operating income of $1.46 billion was down 14% sequentially.

Distribution revenue of $601 million increased 4% sequentially. Pretax segment operating income of $22 million improved 7% sequentially.
OILFIELD SERVICES
First-quarter revenue of $8.12 billion decreased 4% sequentially. The impacts of extraordinary geopolitical events in North Africa and the Middle East as well as severe weather in the US and Australia during the quarter affected all three Product Groups and accounted for approximately half of the sequential decrease in total Oilfield Services revenue.
Excluding the impact of these geopolitical and weather events, sequential revenue performance varied by Group. Reservoir Characterization revenue decreased primarily on lower WesternGeco multiclient and Schlumberger Information Solutions (“SIS”) software sales following their fourth-quarter 2010 seasonal highs as well as on lower Testing Services activity, but these effects were partially offset by higher Wireline activity, particularly in North America. Drilling revenue increased on higher Integrated Project Management (“IPM”) Well Construction activity in the Middle East & Asia, Latin America and Europe/CIS/Africa Areas, which was partially offset by a decrease in M-I SWACO revenue following the high product sales of the fourth quarter, and by lower Drilling & Measurements revenue through a less favorable activity mix and lower pricing in Europe/CIS/Africa. Reservoir Production revenue increased sequentially on higher pricing and activity in North America, although this was partially offset by the absence of the IPM gain share payout in North America and the absence of the Artificial Lift and Completions Systems equipment sales seen in the fourth quarter.
On a geographical basis, Europe/CIS/Africa revenue decreased sequentially primarily due to disruptions resulting from the political unrest in North Africa, a less favorable revenue mix coupled with lower software sales in the North Sea GeoMarket, and seasonally lower activity in Russia. Middle East & Asia revenue was lower as increasing IPM activity in Iraq and shale gas activity in India were insufficient to offset the impact of geopolitical events in the Middle East, seasonally lower software and equipment sales, and weather-related slowdowns in Australia. In North America, higher pricing for Well Services technologies, stronger winter season activity in Canada, and increased demand for M-I SWACO services fully offset lower WesternGeco multiclient sales, the non-recurrence of the IPM gain share payout, and the impact of weather-related slowdowns on land in the US. In Latin America, increased WesternGeco and M-I SWACO activity in the Brazil GeoMarket balanced lower offshore activity and reduced software sales in the Mexico/Central America GeoMarket.
First-quarter pretax operating income of $1.46 billion decreased 14% sequentially. Pretax operating margin decreased 206 basis points (bps) sequentially to 17.9% primarily due to the reduced software and equipment sales as well as the lower WesternGeco multiclient sales; the non-recurrence of the IPM gain share payout; the impact of the geopolitical events in North Africa and the Middle East; and the weather-related slowdowns in the US and Australia.
The absence of oil production from Libya, combined with continued recovery in demand, has reduced the world’s spare capacity significantly. The call on both fuel oil and natural gas will increase as Japan recovers. The exploration and production industry has begun to respond and, absent a further leg to the recession, will have to substantially increase investment to maintain a comfortable supply cushion in an era of political uncertainty. We anticipate that high oil prices will continue to support additional drilling in the liquid-rich plays in North America. The upturn in deepwater activity more generally is becoming increasingly visible, and the rate of permitting in the US Gulf of Mexico is accelerating. Middle East activity is increasing substantially, led by Saudi Arabia and Iraq.
These activities will progressively mobilize over the next six months and the projected increases will reach levels where resources will become constrained. Schlumberger is ready for this scenario with new technology, equipment and people.
With respect to Libya, Schlumberger does not expect any return of activity in the short-term due to the ongoing political disturbances. The carrying value of Schlumberger’s assets in Libya was approximately $340 million as of March 31, 2011. This consists primarily of accounts receivable, inventories and fixed assets. Schlumberger’s ability to recover these assets will ultimately depend on how the current situation evolves.
Reservoir Characterization
First-quarter revenue of $2.19 billion was 12% lower versus the fourth quarter of 2010. Pretax operating income of $460 million was 32% lower sequentially.

Sequentially, Group revenue was severely impacted by disruptions from the geopolitical events in North Africa and the Middle East. WesternGeco revenue decreased following the fourth-quarter surge in multiclient sales in the US Gulf of Mexico and through lower Land activity as a consequence of the geopolitical events while Marine revenue increased due to a more favorable revenue mix. SIS revenue fell sharply from seasonally lower software sales across all geographic Areas. Testing revenue decreased on reduced equipment sales and activity, especially in Latin America; on completion of projects in the Australia/Papua New Guinea and East Asia GeoMarkets; on the winter seasonal slowdown in Russia; and on the geopolitical events. Wireline revenue was flat sequentially as strong winter activity in Canada was offset by the impact of the geopolitical events and weather slowdowns in Australia.
Pretax operating margin decreased 606 bps sequentially to 21% primarily due to the seasonally lower multiclient and software sales, the impact of the geopolitical events, the poor weather conditions in Australia, and the lower Testing activity in Latin America and Asia.
Drilling
First-quarter revenue of $3.20 billion decreased 1% compared to the fourth quarter of 2010. Pretax operating income of $467 million was flat sequentially.
Sequentially, the decrease in Group revenue was primarily due to disruptions resulting from geopolitical events in North Africa and the Middle East. Excluding the impact of these disruptions, Group revenue increased sequentially but varied by Technology. IPM Well Construction revenue increased on strong activity growth in Iraq, Mexico and Russia. Drilling & Measurements revenue declined from lower activity and pricing in Europe and Africa and the completion of offshore exploration projects in Australia/Papua New Guinea—although these effects were mitigated by the return of some deepwater work in the US Gulf of Mexico and by an increase in activity in Latin America and Russia. Following strong product sales in the fourth quarter of 2010 and despite continued strong activity in North America, M-I SWACO revenue decreased as a result of the weather-related slowdowns in Australia as well as a result of delayed projects in the Europe/CIS/Africa Area.
Sequentially, pretax operating margin was essentially flat at 14.6% as the contribution from the increased IPM Well Construction activity was offset by the impact of activity declines for M-I SWACO and reduced pricing for Drilling & Measurements services.
Reservoir Production
First-quarter revenue of $2.72 billion decreased 2% versus the fourth quarter of 2010. Pretax operating income of $528 million was 9% lower sequentially.
Sequentially, the decrease in Group revenue was largely due to the impact of geopolitical events in North Africa and the Middle East as well as to the severe weather in the US and Australia. Excluding these impacts, Group revenue increased as higher pricing and strong demand for Well Services technologies in North America more than offset the non-recurring prior quarter’s IPM gain share payout in North America and the seasonally lower Artificial Lift and Completions equipment sales.
First-quarter pretax operating margin decreased 145 bps to 19.4%, primarily due to the non-repetition of the IPM gain share payout, the lower Artificial Lift and Completions equipment sales, and the impact of geopolitical events and weather.
DISTRIBUTION
First-quarter revenue of $601 million increased 4% as compared to the fourth quarter of 2010. Pretax operating income of $22 million increased 8% sequentially.
The sequential revenue growth was primarily driven by increased project-based customer spending in the Industrial and Refining sector. Pretax margin was essentially flat at 3.7%.

First Quarter 2011 Compared to First Quarter 2010
Product Groups

			(Stated in millions)
	First Quarter 2011		First Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
Reservoir Characterization	$2,193	$460	$2,247	$568
Drilling	3,204	467	1,455	274
Reservoir Production	2,716	528	1,883	159
Eliminations & other	9	—	13	35

	8,122	1,455	5,598	1,036
Distribution	601	22	—	—
Eliminations	(7)	—	—	—

	8,716	1,477	5,598	1,036
Corporate & Other	—	(143)	—	(82)
Interest Income	—	9	—	13
Interest Expense	—	(71)	—	(44)
Charges	—	(34)	—	(35)

	$8,716	$1,238	$5,598	$888

Geographic Areas

			(Stated in millions)
	First Quarter 2011		First Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
North America	$2,589	$595	$1,225	$137
Latin America	1,386	217	1,126	193
Europe/CIS/Africa	2,190	273	1,688	312
Middle East & Asia	1,848	405	1,502	425
Eliminations & other	109	(35)	57	(31)

	8,122	1,455	5,598	1,036
Distribution	601	22	—	—
Eliminations	(7)	—	—	—

	8,716	1,477	5,598	1,036
Corporate & Other	—	(143)	—	(82)
Interest Income	—	9	—	13
Interest Expense	—	(71)	—	(44)
Charges	—	(34)	—	(35)

	$8,716	$1,238	$5,598	$888

OILFIELD SERVICES
First-quarter 2011 revenue of $8.12 billion was 45% higher than the same period last year largely due to the acquisitions of Smith and Geoservices as well as the significantly improved activity and pricing for Well Services technologies in North America. These increases, however, were partially offset by the impact of extraordinary geopolitical events in North Africa and the Middle East, severe weather in the US and Australia and significantly lower deepwater drilling activity in the US Gulf of Mexico.
On a Product Group basis, Drilling revenue increased significantly primarily due to the acquisitions of Smith and Geoservices. Reservoir Production revenue increased mostly from a combination of higher activity and pricing for Well Services technologies in North America. These increases were partially offset by lower Reservoir Characterization revenue due to the impact of the geopolitical events, weather-related slowdowns and the significantly lower deepwater activity in the US Gulf of Mexico.

On a Geographical basis, all Areas, particularly North America, grew appreciably from the acquisitions of Smith and Geoservices. Excluding the impact of these acquisitions, revenue performance varied by Area. North America revenue increased due to significant increase in activity and pricing improvements in US Land. These increases however were partially offset by lower revenue in the US Gulf of Mexico. Latin America revenue slightly decreased due to the decrease in IPM projects in Mexico more than offsetting the increase in activity throughout the Area. Europe/CIS/Africa revenue slightly declined as the improved drilling activity in Russia was offset by North Africa geopolitical unrest. Middle East & Asia revenue grew with strong activity in Iraq and India which was partially offset by the impact of the severe weather in Australia and the geopolitical unrest in the region.
First-quarter 2011 pretax operating margin declined only 59 bps to 17.9% as a strong contribution from the increased activity and pricing for Well Services technologies in North America nearly offset the impacts of the Smith and Geoservices acquisitions, geopolitical events in North Africa and the Middle East, the lower deepwater activity in the US Gulf of Mexico, and the weather-related slowdowns in Australia and the US.
Reservoir Characterization
First-quarter 2011 revenue of $2.19 billion was 2% lower than the same period last year primarily due to the impact of the geopolitical events in North Africa and the Middle East that affected Wireline, Testing Services and WesternGeco. Excluding the impact of the geopolitical events, Group revenue increased. By technology, Wireline revenue increased on stronger activity and pricing on land in the US although this was partially offset by significantly lower deepwater activity in the US Gulf of Mexico and by the impact of severe weather in Australia. WesternGeco revenue was higher primarily due to the addition of new vessels to the Marine fleet. SIS revenue increased on stronger software sales. Testing Services revenue was slightly lower as reduced equipment sales and pricing were nearly offset by increased service activity.
Year-on-year, pretax operating margin decreased 430 bps to 21.0% primarily due to lower activity in the US Gulf of Mexico, the impact of the geopolitical events in North Africa and the Middle East, and the weather-related slowdowns in Australia.
Drilling
First-quarter 2011 revenue of $3.20 billion was 120% higher than the previous year primarily due to the acquisitions of Smith and Geoservices. However, these additions were partially offset by lower Drilling & Measurements revenue as the result of the cessation of deepwater activity in the Gulf of Mexico as well as from a less favorable activity mix and lower pricing, particularly in Europe/CIS/Africa and Middle East and Asia. IPM Well Construction revenue also decreased as significantly lower activity in Mexico was only partially offset by the ramp up of new projects in Iraq.
Year-on-year, pretax operating margin decreased 423 bps to 14.6% primarily due to the combined impact of the reduced activity in the US Gulf of Mexico and the generally lower pricing for Drilling & Measurements services as well as to the impact of the Smith and Geoservices technologies.
Reservoir Production
First-quarter 2011 revenue of $2.72 billion increased 44% year-on-year, particularly in North America, due to a combination of capacity additions, higher pricing and better assets utilization for Well Services Technologies. The addition of certain Smith businesses also contributed to the Group’s growth. Artificial Lift increased on a combination of improved pricing and increased activity. These increases were partially offset by the impact of geopolitical events in North Africa and the Middle East and severe weather in the US and Australia.
Year-on-year, pretax operating margin improved 11 percentage points to 19.4% mainly due to the significant increase in activity, pricing and equipment utilization for Well Services technologies in North America partially offset by the impact of the geopolitical events in North Africa and the Middle East and the weather-related slowdowns in the US and Australia.

INTEREST & OTHER INCOME, NET
Interest & other income, net consisted of the following for the first quarters 2011 and 2010:

	(Stated in millions)
	First Quarter
	2011	2010

Equity in net earnings of affiliated companies	$21	$47
Interest income	10	17

	$31	$64

The decrease in equity in net earnings of affiliated companies is primarily attributable to the loss of equity earnings from the M-I SWACO joint venture as Schlumberger now owns 100% of this venture following its merger with Smith on August 27, 2010.
OTHER
Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2011 and 2010 were as follows:

	First Quarter
	2011	2010

Research & engineering	2.9%	3.7%
General & administrative	1.1%	1.3%
Although Research & engineering decreased as a percentage of revenue, it increased in absolute dollars by $42 million.
The effective tax rate for the first quarter of 2011 was 23.6% compared to 24.1% for the same period in 2010. The charges described in Note 2 to the Consolidated Financial Statements negatively impacted the effective tax rate in the first quarter of 2010 by approximately 5 percentage points. Excluding the impact of these charges, the effective tax rate increased as compared to the same period last year. The increase was primarily attributable to the higher proportion of pretax earnings in North America in the first quarter of 2011 as compared to the first quarter of 2010.
CHARGES
Schlumberger recorded charges during the first three months of 2011 and 2010. These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.
Schlumberger recorded $34 million of pretax merger and integration related charges ($28 million after-tax) in connection with the merger with Smith and the acquisition of Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.
Schlumberger also recorded $35 million of pretax charges ($75 million after-tax) during the first quarter of 2010. The following is a summary of the first quarter 2010 charges:

	(Stated in millions)
	Pretax	Tax	Net	Income Statement Classification

Merger-related transaction costs	$35	$—	$35	Merger & integration
Impact of elimination of tax deduction related to Medicare Part D subsidy	—	(40)	40	Taxes on income

	$35	$(40)	$75

CASH FLOW
Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)
	Mar. 31,	Mar. 31,
	2011	2010

Net Debt, beginning of year	$(2,638)	$(126)
Net income	943	674
Depreciation and amortization (1)	788	620
Pension and other postretirement benefits expense	94	79
Pension and other postretirement benefits funding	(49)	(64)
Excess of equity income over dividends received	(21)	(47)
Stock-based compensation expense	67	47
Increase in working capital	(1,216)	(152)
Capital expenditure	(770)	(449)
Multiclient seismic data capitalized	(83)	(91)
Dividends paid	(291)	(254)
Stock repurchase program	(844)	(337)
Proceeds from employee stock plans	236	115
Business acquisitions and minority interest investments	(74)	(117)
Conversion of debentures	—	23
Translation effect on Net Debt	2	24
Other	(134)	(20)

Net Debt, end of period	$(3,990)	$(75)

(1)	Includes multiclient seismic data costs.

		(Stated in millions)
	Mar. 31,	Mar. 31,	Dec. 31,
Components of Net Debt	2011	2010	2010

Cash	$1,475	$640	$1,764
Short-term investments	2,688	3,563	3,226
Fixed income investments, held to maturity	458	708	484
Short-term borrowings and current portion of long-term debt	(2,189)	(635)	(2,595)
Convertible debentures	—	(299)	—
Long-term debt	(6,422)	(4,052)	(5,517)

	$(3,990)	$(75)	$(2,638)

Key liquidity events during the first three months of 2011 and 2010 included:
•	On January 10, 2011, Schlumberger issued $1.1 billion of 4.200% Senior Notes due 2021 and $500 million of 2.650% Senior Notes due 2016.

•	During the first quarter of 2011, Schlumberger repurchased all of its outstanding 9.75% Senior Notes due 2019, 8.625% Senior Notes due 2014 and 6.00% Senior Notes due 2016 for approximately $1.26 billion.

•	On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $4.0 billion had been repurchased as of March 31, 2011.
The following table summarizes the activity, during the three months ended March 31, under the April 17, 2008 share repurchase program:

	(Stated in thousands except per share amounts)
	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share

First quarter 2011	$844,192	9,683.2	$87.18
First quarter 2010	$337,262	5,292.8	$63.72
•	During the first quarter of 2011 Schlumberger made contributions of $49 million to its defined benefit pension plans as compared to $64 million during the same period last year.

•	Cash flow provided by operations was $0.8 billion in the first quarter of 2011 compared to $1.0 billion in the first quarter of 2010 reflecting an increase in working capital requirements, primarily accounts receivable following the strong collections experienced in the fourth quarter of 2010.

•	Capital expenditures were $0.8 billion in the first quarter of 2011 compared to $0.4 billion during the first quarter of 2010. Capital expenditures for the full year of 2011 are expected to approach $4.0 billion as compared to $2.9 billion in 2010.

•	During the first quarter of 2010, approximately $22 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 565,000 shares of Schlumberger common stock.
As of March 31, 2011 Schlumberger had $4.2 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $5.9 billion with commercial banks, of which $3.7 billion was available and unused as of March 31, 2011. This included $3.1 billion of unused committed facilities which support commercial paper borrowings in the United States and Europe.
Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.
Schlumberger’s total outstanding debt at March 31, 2011 was $8.6 billion and included $1.8 billion of commercial paper borrowings. The total outstanding debt increased $0.5 billion compared to December 31, 2010.
FORWARD-LOOKING STATEMENTS
This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; operating margins; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global political and economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, current global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, geopolitical and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; continuing operational delays or program reductions as of result of the lifted drilling moratorium in the Gulf of Mexico; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Schlumberger’s exposure to market risk has not changed materially since December 31, 2010.

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
The information with respect to Item 1 is set forth under Note 13 — Contingencies, in the Consolidated Financial Statements.

Item 1A.	Risk Factors.
As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011.
Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2011 was as follows:

		(Stated in thousands, except per share amounts)
			Total number of	Maximum value of
	Total number	Average price	shares purchased	shares that may yet
	of shares	paid per	as part of publicly	be purchased
	purchased	share	announced program	under the program

January 1 through January 31, 2011	3,114.4	$83.54	3,114.4	$4,588,756
February 1 through February 28, 2011	2,556.1	$90.31	2,556.1	$4,357,900
March 1 through March 31, 2011	4,012.7	$88.01	4,012.7	$4,004,752

	9,683.2	$87.18	9,683.2

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
Exhibit 3.1 — Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011).
Exhibit 3.2 — Amended and Restated Bylaws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).
* Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
** Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** Exhibit 32.2 — Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
** Exhibit 101 — The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Balance Sheet; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.

**	Furnished with this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date: April 27, 2011	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory