Form 10-Q
period 2011-06-30
SCHLUMBERGER LTD /NV/
filed 2011-07-27
CIK 87347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:
June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011

COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,349,367,325

SCHLUMBERGER LIMITED
Second Quarter 2011 Form 10-Q

		Page
PART I	Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II	Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

	Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(Stated in millions, except per share amounts)
	Second Quarter		Six Months
	2011	2010	2011	2010

Revenue
Oilfield Services	$8,990	$5,937	$17,111	$11,534
Distribution	631	—	1,226	—

	9,621	5,937	18,337	11,534
Interest & other income	29	51	60	115
Expenses
Cost of Revenue:
Oilfield Services	7,032	4,652	13,522	9,064
Distribution	606	—	1,178	—
Research & engineering	274	216	522	423
General & administrative	139	74	231	146
Merger & integration	32	—	66	35
Interest	69	53	142	99

Income from Continuing Operations before Taxes	1,498	993	2,736	1,882
Taxes on income	374	177	669	391

Income from Continuing Operations	1,124	816	2,067	1,491
Income from Discontinued Operations	220	—	220	—

Net Income	1,344	816	2,287	1,491
Net Income (loss) attributable to noncontrolling interests	5	(2)	4	1

Net Income attributable to Schlumberger	$1,339	$818	$2,283	$1,490

Schlumberger amounts attributable to:
Income from Continuing Operations	$1,119	$818	$2,063	$1,490
Income from Discontinued Operations	220	—	220	—

Net Income	$1,339	$818	$2,283	$1,490

Basic earnings per share of Schlumberger:
Income from Continuing Operations	$0.83	$0.69	$1.52	$1.25
Income from Discontinued Operations	0.16	—	0.16	—

Net Income	$0.99	$0.69	$1.68	$1.25

Diluted earnings per share of Schlumberger:
Income from Continuing Operations	$0.82	$0.68	$1.51	$1.23
Income from Discontinued Operations	0.16	—	0.16	—

Net Income	$0.98	$0.68	$1.67	$1.23

Average shares outstanding:
Basic	1,352	1,192	1,356	1,194
Assuming dilution	1,366	1,208	1,370	1,211
See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(Stated in millions)
	Jun. 30, 2011	Dec. 31,
	(Unaudited)	2010
ASSETS
Current Assets
Cash	$1,378	$1,764
Short-term investments	3,555	3,226
Receivables less allowance for doubtful accounts (2011 — $203; 2010 — $185)	9,356	8,278
Inventories	4,306	3,804
Deferred taxes	190	51
Other current assets	1,157	975

	19,942	18,098
Fixed Income Investments, held to maturity	318	484
Investments in Affiliated Companies	1,217	1,071
Fixed Assets less accumulated depreciation	12,315	12,071
Multiclient Seismic Data	425	394
Goodwill	13,935	13,952
Intangible Assets	4,996	5,162
Other Assets	871	535

	$54,019	$51,767

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,013	$6,488
Estimated liability for taxes on income	1,210	1,493
Long-term debt — current portion	2,573	2,214
Short-term borrowings	1,244	381
Dividends payable	336	289

	12,376	10,865
Long-term Debt	5,745	5,517
Postretirement Benefits	1,244	1,262
Deferred Taxes	1,488	1,636
Other Liabilities	1,104	1,043

	21,957	20,323

Equity
Common stock	12,044	11,920
Treasury stock	(4,417)	(3,136)
Retained earnings	26,815	25,210
Accumulated other comprehensive loss	(2,594)	(2,768)

Schlumberger stockholders’ equity	31,848	31,226
Noncontrolling interests	214	218

	32,062	31,444

	$54,019	$51,767

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(Stated in millions)
	Six Months Ended Jun. 30,
	2011	2010
Cash flows from operating activities:
Net Income	$2,287	$1,491
Less: Income from discontinued operations	(220)	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,593	1,258
Earnings of companies carried at equity, less dividends received	(41)	(83)
Deferred income taxes	(28)	31
Stock-based compensation expense	132	95
Pension and other postretirement benefits expense	184	149
Pension and other postretirement benefits funding	(122)	(130)
Change in assets and liabilities: (2)
Increase in receivables	(1,055)	(49)
(Increase) decrease in inventories	(547)	30
(Increase) decrease in other current assets	(168)	24
Increase (decrease) in accounts payable and accrued liabilities	331	(243)
(Decrease) increase in estimated liability for taxes on income	(560)	30
Increase (decrease) in other liabilities	103	(81)
Other — net	197	(236)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,086	2,286

Cash flows from investing activities:
Capital expenditures	(1,720)	(1,083)
Acquisition of Geoservices, net of cash acquired	—	(889)
Multiclient seismic data capitalized	(131)	(172)
Business acquisitions, net of cash acquired	(122)	(145)
(Purchase) sale of investments, net	(123)	1,603
Other	214	(12)

NET CASH USED IN INVESTING ACTIVITIES	(1,882)	(698)

Cash flows from financing activities:
Dividends paid	(631)	(505)
Proceeds from employee stock purchase plan	89	84
Proceeds from exercise of stock options	172	80
Tax benefits on stock options	—	14
Stock repurchase program	(1,551)	(872)
Proceeds from issuance of long-term debt	3,568	70
Repayment of long-term debt	(2,244)	(439)
Net decrease in short-term borrowings	(386)	(33)

NET CASH USED IN FINANCING ACTIVITIES	(983)	(1,601)

Cash flows from discontinued operations — investing activities	385	—

Net decrease in cash before translation effect	(394)	(13)
Translation effect on cash	8	(1)
Cash, beginning of period	1,764	243

Cash, end of period	$1,378	$229

(1)	Includes multiclient seismic data costs.

(2)	Net of the effect of business acquisitions and divestitures.
See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2010 - June 30, 2010	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2010	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229
Comprehensive income
Net income			1,490		1
Currency translation adjustments				(69)
Changes in fair value of derivatives				(81)
Deferred employee benefits liabilities				95
Total comprehensive income						1,436
Shares sold to optionees, less shares exchanged	(3)	83				80
Shares granted to Directors	1	1				2
Vesting of restricted stock	(8)	8				—
Shares issued under employee stock purchase plan	25	59				84
Stock repurchase program		(872)				(872)
Stock-based compensation cost	95					95
Shares issued on conversion of debentures	17	303				320
Acquisition of noncontrolling interests	3				(8)	(5)
Dividends declared ($0.42 per share)			(502)			(502)
Tax benefits on stock options	14					14
Other	(1)				4	3

Balance, June 30, 2010	$4,920	$(5,420)	$23,007	$(2,729)	$106	$19,884

(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2011 - June 30, 2011	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2011	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444
Comprehensive income
Net income			2,283		4
Currency translation adjustments				97	2
Changes in fair value of derivatives				(26)
Deferred employee benefits liabilities				103
Total comprehensive income						2,463
Shares sold to optionees, less shares exchanged	(11)	183				172
Shares granted to Directors	1					1
Vesting of restricted stock	(12)	12				—
Shares issued under employee stock purchase plan	14	75				89
Stock repurchase program		(1,551)				(1,551)
Stock-based compensation cost	132					132
Dividends declared ($0.50 per share)			(678)			(678)
Other					(10)	(10)

Balance, June 30, 2011	$12,044	$(4,417)	$26,815	$(2,594)	$214	$32,062

SHARES OF COMMON STOCK
(Unaudited)

			(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding

Balance, January 1, 2011	1,434	(73)	1,361
Shares sold to optionees, less shares exchanged		4	4
Shares issued under employee stock purchase plan		2	2
Stock repurchase program		(18)	(18)

Balance, June 30, 2011	1,434	(85)	1,349

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The December 31, 2010 balance sheet information has been derived from the Schlumberger audited 2010 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 4, 2011.
Certain items from the prior year have been reclassified to conform to the current year presentation.
2. Charges
Schlumberger recorded the following charges during the first six months of 2011 and 2010:
2011
Second quarter of 2011:
•	Schlumberger made a $50 million grant to the Schlumberger Foundation to support the Foundation’s Faculty for the Future program. This program supports talented women scientists from the developing world by helping them pursue advanced graduate studies in scientific disciplines at leading universities worldwide. This $50 million charge ($40 million after-tax) is classified in General & administrative in the Consolidated Statement of Income.

•	Schlumberger recorded $32 million of pretax merger and integration-related charges ($24 million after-tax) in connection with the acquisitions of Smith International, Inc. (“Smith”) and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.
First quarter of 2011:
•	Schlumberger recorded $34 million of pretax merger and integration-related charges ($28 million after-tax) in connection with the acquisitions of Smith and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.

The following is a summary of these charges:

	(Stated in millions)			Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Merger-related integration costs	$66	$14	$52	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$116	$24	$92

2010
     First quarter of 2010:
•	Schlumberger incurred $35 million of merger-related costs in connection with the Smith and Geoservices transactions. These costs primarily consisted of legal and other advisory fees.

•	During March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law in the United States. Among other things, the PPACA eliminated the tax deductibility of retiree prescription drug benefits to the extent of the Medicare Part D subsidy that companies, such as Schlumberger, receive. As a result of this change in law, Schlumberger recorded a $40 million charge to adjust its deferred tax assets to reflect the loss of this future tax deduction.

The following is a summary of these charges:

	(Stated in millions)			Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Merger-related transaction costs	$35	$—	$35	Merger & integration
Impact of elimination of tax deduction related to Medicare Part D subsidy	—	(40)	40	Taxes on income

	$35	$(40)	$75

3. Earnings Per Share
The following is a reconciliation from basic earnings per share from continuing operations of Schlumberger to diluted earnings per share from continuing operations of Schlumberger:

				(Stated in millions, except per share amounts)
	2011			2010
	Schlumberger		Earnings per	Schlumberger		Earnings per
	Income from	Average	Share from	Income from	Average	Share from
	Continuing	Shares	Continuing	Continuing	Shares	Continuing
	Operations	Outstanding	Operations	Operations	Outstanding	Operations
Second Quarter
Basic	$1,119	1,352	$0.83	$818	1,192	$0.69

Assumed conversion of debentures	—	—		1	6
Assumed exercise of stock options	—	11		—	8
Unvested restricted stock	—	3		—	2

Diluted	$1,119	1,366	$0.82	$819	1,208	$0.68

	Schlumberger		Earnings per	Schlumberger		Earnings per
	Income from	Average	Share from	Income from	Average	Share from
	Continuing	Shares	Continuing	Continuing	Shares	Continuing
	Operations	Outstanding	Operations	Operations	Outstanding	Operations
Six Months
Basic	$2,063	1,356	$1.52	$1,490	1,194	$1.25

Assumed conversion of debentures	—	—		3	6
Assumed exercise of stock options	—	11		—	9
Unvested restricted stock	—	3		—	2

Diluted	$2,063	1,370	$1.51	$1,493	1,211	$1.23

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2011	2010

Second Quarter	2	14
Six Months	2	13
4. Acquisitions
On August 27, 2010, Schlumberger acquired all of the outstanding shares of Smith, a leading supplier of premium products and services to the oil industry. Schlumberger issued approximately 176 million shares of its common stock which were valued at $9.8 billion at the time of closing, to effect this transaction. Smith reported revenue of approximately $4.4 billion during the first six months of 2010.
On April 23, 2010, Schlumberger completed the acquisition of Geoservices, a privately owned oilfield services company specializing in mud logging, slickline and production surveillance operations for $915 million in cash.
During the first six months of 2011, Schlumberger made certain acquisitions and minority interest investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $122 million.
5. Inventory
A summary of inventory follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2011	2010

Raw materials & field materials	$1,930	$1,833
Work in process	346	249
Finished goods	2,030	1,722

	$4,306	$3,804

6. Fixed Assets
A summary of fixed assets follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2011	2010

Property, plant & equipment	$28,298	$27,212
Less: Accumulated depreciation	15,983	15,141

	$12,315	$12,071

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2011	2010

Second Quarter	$669	$558
Six Months	$1,330	$1,105

7. Multiclient Seismic Data
The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2011 was as follows:

(Stated in millions)
Balance at December 31, 2010	$394
Capitalized in period	131
Charged to expense	(100)

Balance at June 30, 2011	$425

8. Goodwill
In connection with the change in reportable segments as discussed in Note 14 Segment Information, Schlumberger reallocated the goodwill that existed as of December 31, 2010 to the new reporting units on a relative fair value basis.
The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2011 were as follows:

	(Stated in millions)
	Reservoir	Reservoir
	Characterization	Production	Drilling	Distribution	Total
Balance at January 1, 2011	$3,381	$2,351	$8,150	$70	$13,952
Adjustments relating to Smith acquisition	—	(1)	(43)	8	(36)
Divestiture of business	(51)	—	—	—	(51)
Impact of changes in exchange rates and other acquisitions	16	13	41	—	70

Balance at June 30, 2011	$3,346	$2,363	$8,148	$78	$13,935

9. Intangible Assets
Intangible assets principally comprise technology/technical know-how, tradenames and customer relationships. The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)
	Jun. 30, 2011			Dec. 31, 2010
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value

Technology/Technical Know-How	$1,838	$273	$1,565	$1,846	$215	$1,631
Tradenames	1,677	96	1,581	1,678	61	1,617
Customer Relationships	1,953	165	1,788	1,963	129	1,834
Other	358	296	62	378	298	80

	$5,826	$830	$4,996	$5,865	$703	$5,162

Amortization expense charged to income was as follows:

	(Stated in millions)
	2011	2010

Second Quarter	$79	$35
Six Months	$163	$63
The weighted average amortization period for all intangible assets is approximately 21 years.
Based on the net book value of intangible assets at June 30, 2011, amortization charged to income for the subsequent five years is estimated to be: remainder of 2011 — $164 million; 2012 — $308 million; 2013 — $294 million; 2014 — $287 million; 2015 — $273 million and 2016 — $254 million.

10. Derivative Instruments and Hedging Activities
Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivative transactions for speculative purposes.
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
At June 30, 2011, Schlumberger recognized a cumulative net $19 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.
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
At June 30, 2011, contracts were outstanding for the US dollar equivalent of $7.3 billion in various foreign currencies.
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
At June 30, 2011, $41 million of commodity forward contracts were outstanding.
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
At June 30, 2011, Schlumberger had fixed rate debt aggregating $5.6 billion and variable rate debt aggregating $4.0 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled $3.9 billion at June 30, 2011, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.
The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives
	Jun. 30,	Dec. 31,
	2011	2010	Consolidated Balance Sheet Classification
Derivative Assets
Derivative designated as hedges:
Foreign exchange contracts	$31	$4	Other current assets
Foreign exchange contracts	119	37	Other Assets
Interest rate swaps	14	14	Other Assets

	$164	$55

Derivative not designated as hedges:
Commodity contracts	$—	$3	Other current assets
Foreign exchange contracts	6	9	Other current assets
Foreign exchange contracts	4	9	Other Assets

	$10	$21

	$174	$76

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$7	$9	Accounts payable and accrued liabilities
Foreign exchange contracts	26	77	Other Liabilities
Interest rate swaps	—	7	Accounts payable and accrued liabilities

	$33	$93

Derivative not designated as hedges:
Foreign exchange contracts	18	14	Accounts payable and accrued liabilities
Commodity contacts	2	—	Accounts payable and accrued liabilities

	$20	$14

	$53	$107

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.
The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2011	2010	2011	2010	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Foreign exchange contracts	$5	$—	$7	$(13)	Cost of revenue — Oilfield Services
Interest rate swaps	5	4	5	9	Interest expense

	$10	$4	$12	$(4)

Derivatives not designated as hedges:
Foreign exchange contracts	$36	$(38)	$15	$(45)	Cost of revenue — Oilfield Services
Commodity contracts	(3)	(1)	(2)	(2)	Cost of revenue — Oilfield Services

	$33	$(39)	$13	$(47)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified
	from Accumulated OCI
	into Income
	Second Quarter		Six Months
	2011	2010	2011	2010	Consolidated Statement of Income Classification
Foreign exchange contracts	$89	$(200)	$314	$(335)	Cost of revenue — Oilfield Services
Foreign exchange contracts	6	(5)	8	(6)	Research & engineering

	$95	$(205)	$322	$(341)

	(Stated in millions)
	Gain (Loss)
	Recognized in OCI
	Second Quarter		Six Months
	2011	2010	2011	2010

Foreign exchange contracts	$105	$(264)	$296	$(422)

11. Long-term Debt
A summary of Long-term Debt follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2011	2010

4.50% Guaranteed Notes due 2014	$1,437	$1,319
2.75% Guaranteed Notes due 2015	1,428	1,310
4.200% Guaranteed Notes due 2021	1,099	—
5.25% Guaranteed Notes due 2013	718	659
2.65% Guaranteed Notes due 2016	497	—
3.00% Guaranteed Notes due 2013	450	450
9.75% Senior Notes due 2019	—	776
8.625% Senior Notes due 2014	—	272
6.00% Senior Notes due 2016	—	218
Commercial paper borrowings	—	367
Other variable rate debt	103	133

	5,732	5,504
Fair value adjustment — hedging	13	13

	$5,745	$5,517

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
During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.200% Guaranteed Notes due 2021.
During the first quarter of 2011, Schlumberger issued $500 million of 2.65% Guaranteed Notes due 2016. Schlumberger entered into agreements to swap these dollar notes for euros on the date of issue until maturity, effectively making this a euro denominated debt on which Schlumberger will pay interest in euros at a rate of 2.39%.
The fair value of Schlumberger’s Long-term Debt at June 30, 2011 and December 31, 2010 was $5.9 billion and $5.6 billion, respectively, and was estimated based on quoted market prices.

12. Income Tax
Income from continuing operations before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2011	2010	2011	2010

United States	$559	$83	$924	$144
Outside United States	939	910	1,812	1,738

	$1,498	$993	$2,736	$1,882

Schlumberger recorded pretax charges of $82 million ($44 million in the US and $38 million outside of the US) during the second quarter of 2011.
Schlumberger recorded $116 million of pretax charges during the six months ended June 30, 2011 ($68 million in the US and $48 million outside of the US) and $34 million of pretax charges during the three months ended March 31, 2011.
During the first quarter of 2010, Schlumberger recorded net pretax charges of $35 million outside of the US.
These charges are included in the table above and are more fully described in Note 2 — Charges.
The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2011	2010
Postretirement benefits, net	$339	$327
Intangible assets	(1,453)	(1,674)
Investments in non-US subsidiaries	(339)	(353)
Other, net	155	115

	$(1,298)	$(1,585)

The above deferred tax balances at June 30, 2011 and December 31, 2010 were net of valuation allowances relating to net operating losses in certain countries of $276 million and $263 million, respectively.
The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2011	2010	2011	2010
Current:
United States — Federal	$296	$26	$451	$48
United States — State	(4)	3	12	6
Outside United States	170	150	234	306

	$462	$179	$697	$360

Deferred:
United States — Federal	$(96)	$(3)	$(125)	$39
United States — State	(14)	—	(11)	2
Outside United States	20	10	113	—
Valuation allowance	2	(9)	(5)	(10)

	$(88)	$(2)	$(28)	$31

Consolidated taxes on income	$374	$177	$669	$391

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2011	2010	2011	2010

US federal statutory rate	35%	35%	35%	35%
US state income taxes	(1)	—	—	—
Non-US income taxed at different rates	(10)	(14)	(11)	(14)
Charges (See Note 2)	—	—	—	2
Other	1	(3)	—	(2)

Effective income tax rate	25%	18%	24%	21%

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
14. Segment Information
Schlumberger previously reported its results on the basis of five business segments — Schlumberger Oilfield Services, WesternGeco, M-I SWACO, Smith Oilfield and Distribution and by geographical areas within Schlumberger Oilfield Services. As a result of the acquisitions of Smith and Geoservices, the range of Schlumberger’s activities comprising exploration and production services is so broad that it has changed the primary way in which it allocates resources and assesses performance. Consequently, effective with the first quarter of 2011, Schlumberger changed its primary reporting to product group segments (the “Groups”).
The Groups are as follows:
•	Reservoir Characterization Group — Consists of the principal technologies involved in the finding and defining of hydrocarbon deposits. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Services and Data & Consulting Services.

•	Drilling Group — Consists of the principal technologies involved in the drilling and positioning of oil and gas wells and is comprised of Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling and Measurements, Pathfinder, Drilling Tools and Remedial Services, Dynamic Pressure Management and Integrated Project Management (“IPM”) well construction projects.

•	Reservoir Production Group — Consists of the principal technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions and Artificial Lift, together with the Subsea and Water and Carbon Services activities and the production activities of IPM.
The Groups are collectively referred to as “Oilfield Services”. Additionally, Schlumberger also reports the Distribution business, acquired in the Smith transaction, as a separate segment.
All prior period segment disclosures have been recast to reflect the new segments.

	(Stated in millions)
	Second Quarter 2011		Second Quarter 2010
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes
Oilfield Services
Reservoir Characterization	$2,461	$602	$2,302	$554
Drilling	3,458	538	1,524	286
Reservoir Production	3,060	613	2,088	249
Eliminations & other	11	(3)	23	31

	8,990	1,750	5,937	1,120

Distribution	637	24	—	—
Eliminations	(6)	—	—	—

	631	24	—	—

Corporate & other	—	(135)	—	(89)
Interest income (1)	—	10	—	11
Interest expense (2)	—	(69)	—	(49)
Charges (see Note 2)	—	(82)	—	—

	$9,621	$1,498	$5,937	$993

(1)	Excludes interest income included in the segment results ($- million in 2011; $4 million in 2010).

(2)	Excludes interest expense included in the segment results ($- million in 2011; $4 million in 2010).

	(Stated in millions)
	Six Months 2011		Six Months 2010
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes
Oilfield Services
Reservoir Characterization	$4,654	$1,062	$4,549	$1,123
Drilling	6,662	1,005	2,979	560
Reservoir Production	5,777	1,141	3,971	408
Eliminations & other	18	(3)	35	64

	17,111	3,205	11,534	2,155

Distribution	1,238	46	—	—
Eliminations	(12)	—	—	—

	1,226	46	—	—

Corporate & other	—	(278)	—	(170)
Interest income (1)	—	19	—	24
Interest expense (2)	—	(140)	—	(92)
Charges (see Note 2)	—	(116)	—	(35)

	$18,337	$2,736	$11,534	$1,882

(1)	Excludes interest income included in the segment results ($- million in 2011; $7 million in 2010).

(2)	Excludes interest expense included in the segment results ($2 million in 2011; $7 million in 2010).

15. Pension and Other Postretirement Benefits
Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	Second Quarter				Six Months
	2011		2010		2011		2010
	US	Int’l	US	Int’l	US	Int’l	US	Int’l

Service cost — benefits earned during period	$14	$17	$13	$10	$30	$34	$28	$24
Interest cost on projected benefit obligation	37	57	35	51	75	113	71	103
Expected return on plan assets	(42)	(71)	(47)	(57)	(85)	(141)	(95)	(115)
Amortization of prior service cost	3	30	1	29	6	61	2	57
Amortization of net loss	22	8	15	5	44	16	31	10

	$34	$41	$17	$38	$70	$83	$37	$79

During the first six months of 2011, Schlumberger made contributions to its US and international defined benefit pension plans of $105 million.
The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Second Quarter		Six Months
	2011	2010	2011	2010
Service cost — benefits earned during period	$5	$6	$12	$11
Interest cost on accumulated postretirement benefit obligation	15	14	29	29
Expected return on plan assets	(5)	(2)	(10)	(3)
Amortization of prior service cost	(3)	(5)	(6)	(10)
Amortization of net loss	3	2	6	6

	$15	$15	$31	$33

During the first six months of 2011, Schlumberger made contributions to its US postretirement medical plan of $17 million.
16. Discontinued Operations
During the second quarter of 2011, Schlumberger completed the divestiture of its Global Connectivity Services business for approximately $385 million in cash. An after-tax gain of $220 million was recognized in connection with this transaction, and is classified in Income from Discontinued Operations in the Consolidated Statement of Income. The historical results of this business were not significant to Schlumberger’s consolidated financial statements and, as such, have not been reclassified to discontinued operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Second Quarter 2011 Compared to First Quarter 2011
Product Groups

			(Stated in millions)
	Second Quarter 2011		First Quarter 2011
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
Reservoir Characterization	$2,461	$602	$2,193	$460
Drilling	3,458	538	3,204	467
Reservoir Production	3,060	613	2,716	528
Eliminations & other	11	(3)	9	—

	8,990	1,750	8,122	1,455

Distribution	637	24	601	22
Eliminations	(6)	—	(7)	—

	631	24	594	22

Corporate & Other	—	(135)	—	(143)
Interest Income	—	10	—	9
Interest Expense	—	(69)	—	(71)
Charges	—	(82)	—	(34)

	$9,621	$1,498	$8,716	$1,238

Geographic Areas

			(Stated in millions)
	Second Quarter 2011		First Quarter 2011
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
North America	$2,864	$673	$2,589	$595
Latin America	1,579	283	1,386	217
Europe/CIS/Africa	2,374	332	2,190	273
Middle East & Asia	2,078	518	1,848	405
Eliminations & other	95	(56)	109	(35)

	8,990	1,750	8,122	1,455

Distribution	637	24	601	22
Eliminations	(6)	—	(7)	—

	631	24	594	22

Corporate & Other	—	(135)	—	(143)
Interest Income	—	10	—	9
Interest Expense	—	(69)	—	(71)
Charges	—	(82)	—	(34)

	$9,621	$1,498	$8,716	$1,238

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
OILFIELD SERVICES
Second-quarter results showed strong growth worldwide. Pretax operating income for all Product Groups grew at double-digit rates. In North America, a prolonged Canadian spring break-up and poor weather in the northwest were offset by very strong growth in the rest of US land and a significant contribution from deepwater operations as the rig count increased and renewed interest in exploration activity in the Gulf of Mexico led to high multiclient seismic data sales.
Internationally, the trend towards higher deepwater rig count and higher exploration spending continued. This activity was coupled with a surge in development and workover activity as producers moved to compensate for reduced Libya barrels and to profit from higher prices. As a result, all Product Groups had standout product lines in the quarter and technology sales showed good progress. Strong advances were made in all Technologies linked to deepwater exploration and complex development drilling including WesternGeco, Drilling & Measurements, M-I SWACO, and openhole Wireline and Testing services. The Drilling Group continued to record strong synergistic revenue with the legacy Smith Bits and Drilling Tool businesses in many areas of the world. At Reservoir Production, in addition to the strong North American stimulation market, high growth rates were experienced internationally as operators moved to improve production and to test unconventional gas plays in several markets.
Last quarter, Schlumberger anticipated that the international supply response would progressively ramp up over the second half of 2011. It transpired that the international ramp-up made a strong start in the second quarter that Schlumberger believes will continue through the rest of the year and on into 2012.
The continued strength in drilling liquid-rich plays in North America, coupled with an acceleration in drilling both in exploration and development internationally will put considerable strain on the ability of the service industry to meet activity levels. While it is not unprecedented that a North American cycle has run concurrently with increasing activity internationally, the service intensity of drilling and completing horizontal wells in liquid-rich plays and shale gas basins has introduced a new dynamic in as much as this activity requires far more service equipment than was traditionally used in the North American land market. As a result, the ability of the industry to supply both the North American and international markets with the required equipment and people in a concurrent growth phase will be challenged.
Schlumberger, through size, geographical coverage, multinational workforce, comprehensive product and service portfolio and technology capability, believes it is uniquely placed to help its customers meet these challenges worldwide.
Second-quarter revenue of $8.99 billion increased 11% sequentially. Sequentially, revenue increased in all Groups and across all geographical Areas.
Reservoir Characterization revenue increased primarily on higher WesternGeco marine proprietary surveys and multiclient sales, on greater Wireline exploration activity and a partial recovery from the previous quarter’s exceptional weather and geopolitical events, and on increased Schlumberger Information Solutions (SIS) software sales. Drilling revenue increased on higher M-I SWACO activity, and on stronger Drilling & Measurements technology penetration, increased pricing and improved job count. Among the Drilling Technologies, sequential increases were posted by Bits & Advanced Technologies, Drilling Tools & Remedial and Pathfinder. These increases, however, were partially offset by lower Integrated Project Management (IPM) Well Construction in Russia following the sale of the drilling rig business related to the strategic alliance with EDC in the Russia/CIS region. Reservoir Production revenue increased sequentially on higher pricing, capacity additions and improved asset utilization for Well Services in North America but this increase was partially reduced by the effects of the spring break-up in Canada and adverse weather in the Williston basin. Internationally, Well Services grew on stronger activity in the Middle East and Asia Area. Artificial Lift and Completions product sales also grew robustly in the second quarter, particularly in Latin America.
On a geographical basis, North America increased sequentially despite the impact of the spring break-up in Canada and the weather issues in the Williston basin. Higher pricing for Well Services technologies in US land, increasing demand and pricing for M-I SWACO services in unconventional shale plays and the US Gulf of Mexico, higher WesternGeco marine proprietary surveys offshore North America, and strong Drilling Tools & Remedial sales helped propel the percentage revenue increase to double-digit levels. In Latin America, all Groups contributed double-digit sequential growth with significant increases posted by the Venezuela, Trinidad & Tobago; Peru, Colombia & Ecuador; and Brazil GeoMarkets*. Increased WesternGeco revenue, improved Drilling & Measurements exploration activity, increased demand for M-I SWACO services and higher SIS software sales contributed to the increase. In Europe/CIS/Africa, results were driven by higher WesternGeco and M-I SWACO activities and increased exploration activity for Wireline and Testing Services—mainly in the North Sea GeoMarket. This increase, however, was reduced by lower IPM Well Construction in Russia following the sale of the drilling rig business. Middle East & Asia revenue recorded significant double-digit growth across all Groups with increases led by Wireline, Well Services and Drilling & Measurements. Significant expansion was experienced in the Saudi Arabia, Bahrain; Iraq; and East Asia GeoMarkets while the Egypt & East Mediterranean and Australia, Papua New Guinea GeoMarkets recovered from the geopolitical and weather events of the previous quarter.

Second-quarter pretax operating income of $1.75 billion increased 20% sequentially. Pretax operating margin increased 155 basis points (bps) sequentially to 19.5% primarily due to higher WesternGeco marine proprietary surveys and multiclient sales; increased Wireline and Drilling & Measurements exploration activities; higher margin activity for M-I SWACO; higher SIS software sales; and margin improvements in Bits & Advanced Technologies, Drilling Tools & Remedial and Pathfinder.
With respect to Libya, Schlumberger does not expect any return of activity in the short-term due to the ongoing political disturbances. The carrying value of Schlumberger’s assets in Libya was approximately $0.3 billion as of June 30, 2011. This consists primarily of accounts receivable, inventories and fixed assets. Schlumberger’s ability to recover these assets will ultimately depend on how the current situation evolves.
Reservoir Characterization
Second-quarter revenue of $2.46 billion was 12% higher compared to the first quarter of 2011. Pretax operating income of $602 million was 31% higher versus the first quarter of 2011. Pretax operating margins increased 348 bps sequentially to 24.5%.
WesternGeco led the sequential increases with revenue and margins up significantly from higher vessel utilization on proprietary marine surveys. There was also a significant increase in multiclient sales in Brazil, the North Sea and Asia. Wireline revenue and margins expanded on stronger exploration activities in a number of GeoMarkets in Latin America, Africa, the North Sea and Asia and grew on a partial recovery from the previous quarter’s geopolitical and weather issues, particularly in GeoMarkets in North Africa, Middle East and Australia. Deepwater activity rose in the US Gulf of Mexico but this was offset by the seasonal spring break-up in Canada. SIS contributed to the sequential improvements in revenue and margins due to significantly higher software sales across the Areas.
Drilling
Second-quarter revenue of $3.46 billion was 8% higher sequentially. Pretax operating income of $538 million was 15% higher compared to the first quarter of 2011.
Within the Drilling Group, M-I SWACO recorded the largest sequential revenue increase on favorable higher-margin activity in the North Sea and Latin America, on continued growth in unconventional shale plays in North America, on resumption of drilling in the US Gulf of Mexico, and on the increasing recovery in activity in the Middle East and Asia after the previous quarter’s geopolitical and weather events. Drilling & Measurements revenue increased sequentially on higher-margin technology penetration, superior pricing and improved job count mainly in Latin America and Middle East and Asia. Drilling Tools & Remedial increased significantly on higher activity in North America. Pathfinder in US land also reported increased revenue on higher drilling activity in unconventional liquid-rich plays while Bits & Advanced Technologies grew despite the effects of the spring break-up in Canada. IPM Well Construction continued to expand in Iraq as new contracts began and drilling efficiency improved, however, this increase was more than offset by the effect of the sale of the drilling rig business in Russia.
Sequentially, pretax operating margin grew 98 bps to 15.6%. M-I SWACO margins improved with increased high-margin activity in the North Sea GeoMarket, Latin America and US Gulf of Mexico. Drilling & Measurements margins grew due to superior pricing and a more favorable technology mix. Margins also expanded in Bits & Advanced Technologies, Drilling Tools & Remedial, and Pathfinder as service mix and pricing both improved.
Reservoir Production
Second-quarter revenue of $3.06 billion increased 13% sequentially. Pretax operating income of $613 million was 16% higher versus the first quarter of 2011.
Among Reservoir Production Technologies, Well Services revenue expanded sequentially in North America on higher pricing, capacity additions and improved asset utilization as the market transitions to liquid-rich plays on the strength of the oil price. This increase, however, was partially reduced by the spring break-up in Canada and adverse weather in the Williston basin. Internationally, Well Services posted high double-digit growth in the Middle East and Asia Area in the Saudi Arabia, Bahrain; Kuwait; Oman; East Asia; and China GeoMarkets. Completions revenue increased sequentially on higher product sales in Latin America and robust service and product sales in Saudi Arabia. Artificial Lift revenue grew sequentially with all regions contributing to the increase except for Europe/CIS/Africa due to the shutdown in Libya.
Sequentially, second-quarter pretax operating margin increased 57 bps to 20.0%. Excluding the impact of the spring break-up in Canada, Well Services margins grew on pricing gains, better efficiency and utilization of resources in

North America, and improved performance across the Middle East and Asia due to stronger product sales and services, and higher vessel activity. Artificial Lift margins increased through higher sales on land in North America and Russia.
DISTRIBUTION
Distribution revenue of $637 million increased 6% sequentially. Pretax segment income of $24 million improved 8% sequentially. These increases were primarily driven by strong activity in the shale plays in the US. This growth was offset in part by the impact of the seasonal downturn in Canada.
Second Quarter 2011 Compared to Second Quarter 2010
Product Groups

			(Stated in millions)
	Second Quarter 2011		Second Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
Reservoir Characterization	$2,461	$602	$2,302	$554
Drilling	3,458	538	1,524	286
Reservoir Production	3,060	613	2,088	249
Eliminations & other	11	(3)	23	31

	8,990	1,750	5,937	1,120

Distribution	637	24	—	—
Eliminations	(6)	—	—	—

	631	24	—	—

Corporate & Other	—	(135)	—	(89)
Interest Income	—	10	—	11
Interest Expense	—	(69)	—	(49)
Charges	—	(82)	—	—

	$9,621	$1,498	$5,937	$993

Geographic Areas

			(Stated in millions)
	Second Quarter 2011		Second Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
North America	$2,864	$673	$1,273	$146
Latin America	1,579	283	1,236	220
Europe/CIS/Africa	2,374	332	1,825	325
Middle East & Asia	2,078	518	1,531	442
Eliminations & other	95	(56)	72	(13)

	8,990	1,750	5,937	1,120

Distribution	637	24	—	—
Eliminations	(6)	—	—	—

	631	24	—	—

Corporate & Other	—	(135)	—	(89)
Interest Income	—	10	—	11
Interest Expense	—	(69)	—	(49)
Charges	—	(82)	—	—

	$9,621	$1,498	$5,937	$993

OILFIELD SERVICES
Second-quarter 2011 revenue of $8.99 billion was 51% higher than the same period last year largely due to the acquisitions of Smith and Geoservices, as well as the significantly improved activity and pricing for Well Services technologies in North America land and higher WesternGeco Marine activity and Multiclient sales. These increases, however, were partially offset by the drawn out impact of political events in Libya and the decrease in activity in Mexico.
On a Product Group basis, Reservoir Characterization revenue increased due to higher WesternGeco Marine activity and Multiclient sales. Drilling revenue increased significantly primarily due to the acquisitions of Smith and Geoservices, partially offset by reduced IPM Well Construction activity. Reservoir Production revenue increased mostly from a combination of higher activity and pricing for Well Services technologies in North America.
Second-quarter 2011 pretax operating margin increased 61 bps to 19.5% as a strong contribution from the increased activity and pricing for Well Services technologies in North America and renewed exploration activity in a number of GeoMarkets were partially offset by the impacts of the Smith and Geoservices acquisitions; political events in Libya; measured recovery of deepwater operations in the US Gulf of Mexico; and the decline in activity in Mexico.
Reservoir Characterization
Second-quarter 2011 revenue of $2.46 billion was 7% higher than the same period last year led by WesternGeco on improved vessel utilization on proprietary marine surveys and higher multiclient sales. SIS also contributed to the year over year increase as a result of significantly higher software sales.
Pretax operating margin increased 38 bps to 24.5% largely due to the improvements of WesternGeco.
Drilling
Second-quarter 2011 revenue of $3.46 billion was 127% higher than the previous year primarily due to the acquisition of Smith and Geoservices.
Year-on-year, pretax operating margin decreased 322 bps to 15.6% primarily due to the impact of the acquisitions and the generally lower pricing for Drilling & Measurements services.
Reservoir Production
Second-quarter 2011 revenue of $3.06 billion increased 47% year-on-year, particularly in North America, due to a mix of capacity additions, better pricing and assets utilization of Well Services Technologies. The addition of certain businesses acquired in the Smith acquisition also contributed to the overall growth.
Year-on-year, pretax operating margin improved 808 basis points to 20.0% mainly due to pricing gains, better efficiency and utilization of resources of Well Services technologies in North America and improved performance across the Middle East and Asia and Latin America due to stronger activity.

Six Months 2011 Compared to Six Months 2010
Product Groups

			(Stated in millions)
	Six Months 2011		Six Months 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
Reservoir Characterization	$4,654	$1,062	$4,549	$1,123
Drilling	6,662	1,005	2,979	560
Reservoir Production	5,777	1,141	3,971	408
Eliminations & other	18	(3)	35	64

	17,111	3,205	11,534	2,155

Distribution	1,238	46	—	—
Eliminations	(12)	—	—	—

	1,226	46	—	—

Corporate & Other	—	(278)	—	(170)
Interest Income	—	19	—	24
Interest Expense	—	(140)	—	(92)
Charges	—	(116)	—	(35)

	$18,337	$2,736	$11,534	$1,882

Geographic Areas

			(Stated in millions)
	Six Months 2011		Six Months 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes

Oilfield Services
North America	$5,453	$1,268	$2,498	$283
Latin America	2,964	500	2,361	413
Europe/CIS/Africa	4,564	605	3,513	636
Middle East & Asia	3,926	924	3,033	867
Eliminations & other	204	(92)	129	(44)

	17,111	3,205	11,534	2,155

Distribution	1,238	46	—	—
Eliminations	(12)	—	—	—

	1,226	46	—	—

Corporate & Other	—	(278)	—	(170)
Interest Income	—	19	—	24
Interest Expense	—	(140)	—	(92)
Charges	—	(116)	—	(35)

	$18,337	$2,736	$11,534	$1,882

OILFIELD SERVICES
Six-month revenue of $17.1 billion increased 48% versus the same period last year due to the acquisitions of Smith in August 2010 and Geoservices in April 2010, as well as the significantly improved activity and pricing for Well Services technologies in North America as the market transitions to liquid-rich plays demanding increasing service intensity in drilling and completing horizontal wells. Internationally, all Areas grew significantly as the trend towards increased deepwater rig count and exploration spending led to higher WesternGeco activity and multiclient seismic data sales and stronger Wireline and Drilling & Measurements exploration activity. However, these increases were tempered by the measured activity recovery in the US Gulf of Mexico and activity disruptions from the first quarter’s exceptional geopolitical unrest in North Africa and the Middle East and weather issues on US land and in Australia.

On a Product Group basis, Reservoir Characterization revenue increased due to higher WesternGeco Marine activity and Multiclient sales. Drilling revenue increased significantly primarily due to the acquisitions of Smith and Geoservices, partially offset by reduced IPM Well Construction activity. Reservoir Production revenue increased on a combination of higher activity and pricing for Well Services technologies in North America.
Year-to-date Oilfield Services pretax operating margin was flat at 18.7% as the Smith and Geoservices acquisitions were dilutive from a margin perspective while the measured activity recovery in the US Gulf of Mexico and the effects of the exceptional geopolitical events and weather issues that prevailed during the first quarter hampered margin expansion.
Reservoir Characterization
Six-month revenue of $4.65 billion was 2% higher than the same period last year on increased WesternGeco Marine activity and multiclient seismic data sales; on higher SIS software sales; and on moderate Wireline revenue increase as the strength and pricing gains of US land activity and Latin America’s higher exploration activity were offset by the effects of the measured recovery in the US Gulf of Mexico. Testing Services decreased following the effects of the geopolitical events in North Africa and the Middle East as well as the US Gulf of Mexico moratorium.
Year-on-year, pretax operating margin decreased 185 bps to 22.8% led by margin decline in Wireline largely due to the revenue mix as higher North America Land activities were offset by the measured recovery of the US Gulf of Mexico. Testing Services margins fell on the effects of the geopolitical events in North Africa and the Middle East as well as the Gulf of Mexico moratorium. These margin declines were mitigated in part by improved margins in WesternGeco on favorable Multiclient sales mix and increased vessel productivity.
Drilling
Six-month revenue of $6.66 billion was 124% higher than the same period last year primarily due to the Smith International and Geoservices acquisitions.
Year-on-year, pretax operating margin decreased 370 bps to 15.1% largely due to the addition of Smith International and Geoservices activities, measured activity recovery in the US Gulf of Mexico as well as reduced pricing in Drilling & Measurements.
Reservoir Production
Six-month revenue of $5.78 billion was 45% higher than the same period last year while pretax operating margin increased 948 bps to 19.8%. Well Services revenue and margins expanded in North America on higher pricing, capacity additions and improved asset utilization and efficiency as the market transitions to liquid-rich plays on the strength of the oil price. Internationally, Well Services posted growth also on the strength of higher activity despite the exceptional geopolitical events and weather issues that prevailed during the first quarter of 2011.
INTEREST & OTHER INCOME
Interest & other income consisted of the following for the second quarter and six months ended June 30, 2011 and 2010:

			(Stated in millions)
	Second Quarter		Six Months
	2011	2010	2011	2010

Equity in net earnings of affiliated companies	$19	$36	$41	$83
Interest income	10	15	19	32

	$29	$51	$60	$115

The decrease in equity in net earnings of affiliated companies was primarily attributable to the loss of equity earnings from the M-I SWACO joint venture as Schlumberger now owns 100% of this venture following its acquisition of Smith on August 27, 2010.

OTHER
Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2011 and 2010 were as follows:

	Second Quarter		Six Months
	2011	2010	2011	2010

Research & engineering	2.8%	3.6%	2.8%	3.7%
General & administrative	1.4%	1.2%	1.3%	1.3%
Although Research & engineering decreased as a percentage of revenue, in both the second quarter and six months compared to the prior year, it increased in absolute dollars by $58 million and $99 million, respectively. These increases were driven in large part by the impact of the Smith acquisition.
General & administrative increased as a percentage of revenue in both the second quarter and six months compared to the prior year primarily as a result of Schlumberger’s $50 million donation to the Schlumberger Foundation (see discussion of Charges below).
Interest expense for the second quarter of 2011 was $69 million as compared to $53 million for the same period in 2010 and $142 million for the six months ended June 30, 2011 as compared to $99 million for the same period of 2010. These increases were primarily attributable to the issuance during the first quarter 2011 of the $1.1 billion of 4.20% Guaranteed Notes due 2021 and the $500 million of 2.65% Guaranteed Notes due 2016.
The effective tax rate for the second quarter of 2011 was 25.0% compared to 17.8% for the same period in 2010 and 24.5% for the six months ended June 30, 2011 as compared to 20.8% for the same period in 2010. These increases were primarily attributable to the higher proportion of pretax earnings in North America in 2011 as compared to 2010.
CHARGES
Schlumberger recorded charges during the second quarter of 2011 and the first six months of 2011 and 2010. These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.
The following is a summary of the second quarter of 2011 charges:

		(Stated in millions)		Consolidated Statement
	Pretax	Tax	Net	of Income Classification

Merger-related integration costs	$32	$8	$24	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$82	$18	$64

The following is a summary of the charges recorded during the first six months of 2011:

		(Stated in millions)		Consolidated Statement
	Pretax	Tax	Net	of Income Classification

Merger-related integration costs	$66	$14	$52	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$116	$24	$92

The following is a summary of the charges recorded during the first six months of 2010:

		(Stated in millions)		Consolidated Statement
	Pretax	Tax	Net	of Income Classification

Merger-related transaction costs	$35	$—	$35	Merger & integration
Impact of elimination of tax deduction related to Medicare Part D subsidy	—	(40)	40	Taxes on income

	$35	$(40)	$75

CASH FLOW
Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.
Details of Net Debt follow:

	(Stated in millions)
	Jun. 30,	Jun. 30,
	2011	2010

Net Debt, beginning of year	$(2,638)	$(126)
Income from continuing operations	2,067	1,491
Depreciation and amortization (1)	1,593	1,258
Pension and other postretirement benefits expense	184	149
Pension and other postretirement benefits funding	(122)	(130)
Excess of equity income over dividends received	(41)	(83)
Stock-based compensation expense	132	95
Increase in working capital	(2,006)	(209)
Capital expenditures	(1,720)	(1,083)
Multiclient seismic data capitalized	(131)	(172)
Dividends paid	(631)	(505)
Stock repurchase program	(1,551)	(872)
Proceeds from employee stock plans	261	164
Geoservices acquisition, net of debt acquired	—	(1,033)
Business acquisitions and other transactions	82	(145)
Conversion of debentures	—	320
Proceeds from divestiture of Global Connectivity Services business	385	—
Currency effect on Net Debt	(328)	62
Other	153	53

Net Debt, end of period	$(4,311)	$(766)

(1)	Includes multiclient seismic data costs.

		(Stated in millions)
	Jun. 30,	Jun. 30,	Dec. 31,
Components of Net Debt	2011	2010	2010

Cash	$1,378	$229	$1,764
Short-term investments	3,555	2,849	3,226
Fixed income investments, held to maturity	318	652	484
Short-term borrowings and current portion of long-term debt	(3,817)	(767)	(2,595)
Long-term debt	(5,745)	(3,729)	(5,517)

	$(4,311)	$(766)	$(2,638)

Key liquidity events during the first six months of 2011 and 2010 included:
•	During the second quarter of 2011, Schlumberger completed the divestiture of its Global Connectivity Services business for approximately $385 million in cash.

•	During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.200% Senior Notes due 2021 and $500 million of 2.650% Senior Notes due 2016.

•	During the first quarter of 2011, Schlumberger repurchased all of its outstanding 9.75% Senior Notes due 2019, 8.625% Senior Notes due 2014 and 6.00% Senior Notes due 2016 for approximately $1.26 billion.

•	On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $4.7 billion had been repurchased as of June 30, 2011.

On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013.

The following table summarizes the activity, during the six months ended June 30, under the April 17, 2008 share repurchase program:

	(Stated in thousands except per share amounts)
	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share

Six months ended June 30, 2011	$1,550,940	17,875.6	$86.76
Six months ended June 30, 2010	$871,890	13,734.8	$63.48
•	During the first six months of 2011, Schlumberger made contributions of $122 million to its defined benefit pension plans as compared to $130 million during the same period last year.

•	Cash flow provided by operations was $2.1 billion in the first six months of 2011 compared to $2.3 billion in the first six months of 2010 with the increase in net income offset by an increase in working capital requirements, primarily accounts receivable and inventories, as well as significant tax payments during the first six months of 2011.

•	Capital expenditures were $1.7 billion in the first six months of 2011 compared to $1.1 billion during the first six months of 2010. Capital expenditures for the full year of 2011 are expected to approach $4.2 billion as compared to $2.9 billion in 2010.

•	During the first six months of 2010, approximately $320 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 8.0 million shares of Schlumberger common stock.
As of June 30, 2011 Schlumberger had $4.9 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $5.9 billion with commercial banks, of which $2.8 billion was available and unused as of June 30, 2011. This included $2.3 billion of unused committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.
Schlumberger had $2.6 billion of commercial paper outstanding as of June 30, 2011.
FORWARD-LOOKING STATEMENTS
This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; operating margins; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global political and economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, current global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, geopolitical and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; the ability to respond to increased activity levels; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; continuing operational delays or program reductions as of result of the lifted drilling moratorium in the Gulf of Mexico; inability of technology to meet new challenges in explorations; and other risks and uncertainties detailed in our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize (or the consequences of such a development changes), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013.
Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2011 was as follows:

		(Stated in thousands, except per share amounts)
			Total number of	Maximum value of
	Total number	Average price	shares purchased	shares that may yet
	of shares	paid per	as part of publicly	be purchased
	purchased	share	announced program	under the program

April 1 through April 30, 2011	3,371.1	$89.18	3,371.1	$3,704,131
May 1 through May 31, 2011	3,963.3	$84.11	3,963.3	$3,370,778
June 1 through June 30, 2011	858.0	$84.82	858.0	$3,298,004

	8,192.4	$86.27	8,192.4

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 5.	Other Information.
At Schlumberger’s 2011 Annual General Meeting of Stockholders held on April 6, 2011, Schlumberger’s stockholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on executive compensation (say on pay). As previously reported, a majority of the votes cast on the frequency proposal voted in favor of holding an advisory vote on executive compensation on an annual basis.
Following consideration of the stockholder vote on the frequency proposal, Schlumberger’s Board of Directors decided at a meeting held on July 21, 2011, that Schlumberger will hold an annual advisory vote on executive compensation.

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
** Exhibit 101 — The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Balance Sheet; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.

**	Furnished with this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date: July 27, 2011	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory