Form 10-Q
period 2011-09-30
SCHLUMBERGER LTD /NV/
filed 2011-10-26
CIK 87347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011

COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,342,125,999

SCHLUMBERGER LIMITED
Third Quarter 2011 Form 10-Q

Page
PART I Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities
Item 5. Other Information	32
Item 6. Exhibits	32
Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

			(Stated in millions, except per share amounts)
	Third Quarter		Nine Months
	2011	2010	2011	2010
Revenue
Oilfield Services	$9,546	$6,646	$26,658	$18,180
Distribution	683	199	1,908	199

	10,229	6,845	28,566	18,379
Interest & other income	34	54	94	169
Gain on investment in M-I SWACO	—	1,270	—	1,270
Expenses
Cost of Revenue:
Oilfield Services	7,440	5,281	20,945	14,347
Distribution	652	190	1,831	190
Research & engineering	266	240	800	662
General & administrative	91	75	326	221
Merger & integration	27	97	93	131
Restructuring & other	—	299	—	299
Interest	70	47	212	146

Income from continuing operations before taxes	1,717	1,940	4,453	3,822
Taxes on income	410	209	1,079	600

Income from continuing operations	1,307	1,731	3,374	3,222
Income from discontinued operations	—	—	220	—

Net income	1,307	1,731	3,594	3,222
Net income (loss) attributable to noncontrolling interests	6	(3)	10	(2)

Net income attributable to Schlumberger	$1,301	$1,734	$3,584	$3,224

Schlumberger amounts attributable to:
Income from continuing operations	$1,301	$1,734	$3,364	$3,224
Income from discontinued operations	—	—	220	—

Net income	$1,301	$1,734	$3,584	$3,224

Basic earnings per share of Schlumberger:
Income from continuing operations	$0.97	$1.39	$2.49	$2.66
Income from discontinued operations	—	—	0.16	—

Net income	$0.97	$1.39	$2.65	$2.66

Diluted earnings per share of Schlumberger:
Income from continuing operations	$0.96	$1.38	$2.46	$2.63
Income from discontinued operations	—	—	0.16	—

Net income	$0.96	$1.38	$2.62	$2.63

Average shares outstanding:
Basic	1,345	1,249	1,352	1,212
Assuming dilution	1,357	1,258	1,365	1,227
See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

		(Stated in millions)
	Sept. 30, 2011	Dec. 31,
		2010
ASSETS
Current Assets
Cash	$1,732	$1,764
Short-term investments	4,332	3,226
Receivables less allowance for doubtful accounts (2011 - $182; 2010 - $185)	9,493	8,278
Inventories	4,469	3,804
Deferred taxes	148	51
Other current assets	1,086	975

	21,260	18,098
Fixed Income Investments, held to maturity	255	484
Investments in Affiliated Companies	1,222	1,071
Fixed Assets less accumulated depreciation	12,583	12,071
Multiclient Seismic Data	444	394
Goodwill	14,118	13,952
Intangible Assets	4,927	5,162
Other Assets	772	535

	$55,581	$51,767

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,023	$6,488
Estimated liability for taxes on income	1,207	1,493
Long-term debt — current portion	2,395	2,214
Short-term borrowings	348	381
Dividends payable	334	289

	11,307	10,865
Long-term Debt	8,740	5,517
Postretirement Benefits	1,034	1,262
Deferred Taxes	1,662	1,636
Other Liabilities	1,215	1,043

	23,958	20,323

Equity
Common stock	11,606	11,920
Treasury stock	(5,088)	(3,136)
Retained earnings	27,780	25,210
Accumulated other comprehensive loss	(2,798)	(2,768)

Schlumberger stockholders’ equity	31,500	31,226
Noncontrolling interests	123	218

	31,623	31,444

	$55,581	$51,767

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

		(Stated in millions)
	Nine Months Ended Sept. 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,594	$3,222
Less: Income from discontinued operations	(220)	—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	2,420	1,951
Gain on investment in M-I SWACO	—	(1,270)
Non-cash charges	—	144
Earnings of companies carried at equity, less dividends received	(59)	(79)
Deferred income taxes	40	146
Stock-based compensation expense	203	145
Pension and other postretirement benefits expense	274	224
Pension and other postretirement benefits funding	(359)	(615)
Change in assets and liabilities: (2)
Increase in receivables	(1,273)	(539)
Increase in inventories	(743)	(21)
Increase in other current assets	(103)	(129)
Increase (decrease) in accounts payable and accrued liabilities	207	(128)
(Decrease) increase in estimated liability for taxes on income	(510)	224
Increase (decrease) in other liabilities	129	(26)
Other — net	144	(153)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,744	3,096

Cash flows from investing activities:
Capital expenditures	(2,763)	(1,907)
Multiclient seismic data capitalized	(206)	(241)
Business acquisitions, net of cash acquired	(148)	(154)
Cash acquired in merger with Smith International, Inc.	—	399
Acquisition of Geoservices, net of cash acquired	—	(889)
(Purchase) sale of investments, net	(866)	2,620
Other	231	(84)

NET CASH USED IN INVESTING ACTIVITIES	(3,752)	(256)

Cash flows from financing activities:
Dividends paid	(968)	(756)
Proceeds from employee stock purchase plan	208	179
Proceeds from exercise of stock options	218	113
Stock repurchase program	(2,362)	(1,268)
Proceeds from issuance of long-term debt	6,825	646
Repayment of long-term debt	(3,600)	(1,267)
Net decrease in short-term borrowings	(112)	(3)
Other	(616)	14

NET CASH USED IN FINANCING ACTIVITIES	(407)	(2,342)

Cash flows from discontinued operations — investing activities	385	—

Net (decrease) increase in cash before translation effect	(30)	498
Translation effect on cash	(2)	(1)
Cash, beginning of period	1,764	617

Cash, end of period	$1,732	$1,114

(1)	Includes multiclient seismic data costs.

(2)	Net of the effect of business acquisitions and divestitures.
See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

					(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2011 - September 30, 2011	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2011	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444
Comprehensive income
Net income			3,584		10
Currency translation adjustments				(51)
Changes in fair value of derivatives				(119)
Deferred employee benefits liabilities				140
Total comprehensive income						3,564
Shares sold to optionees, less shares exchanged	(22)	240				218
Shares granted to Directors	1	1				2
Vesting of restricted stock	(14)	14				—
Shares issued under employee stock purchase plan	53	155				208
Stock repurchase program		(2,362)				(2,362)
Stock-based compensation cost	203					203
Acquisition of noncontrolling interest	(547)				(81)	(628)
Dividends declared ( $0.75 per share)			(1,014)			(1,014)
Tax benefits on stock options	12					12
Other					(24)	(24)

Balance, September 30, 2011	$11,606	$(5,088)	$27,780	$(2,798)	$123	$31,623

					(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2010 - September 30, 2010	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2010	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229
Comprehensive income
Net income			3,224		(2)
Currency translation adjustments				(29)
Changes in fair value of derivatives				(44)
Deferred employee benefits liabilities				120
Total comprehensive income						3,269
Shares sold to optionees, less shares exchanged	(3)	116				113
Shares granted to Directors	1	1				2
Vesting of restricted stock	(9)	9				—
Shares issued under employee stock purchase plan	49	129				178
Stock repurchase program		(1,268)				(1,268)
Stock-based compensation cost	145					145
Shares issued on conversion of debentures	17	303				320
Acquisition of Smith International, Inc.	6,880	2,948			114	9,942
Acquisition of noncontrolling interests	3				(8)	(5)
Dividends declared ($0.63 per share)			(789)			(789)
Tax benefits on stock options	14					14
Other		(39)			5	(34)

Balance, September 30, 2010	$11,874	$(2,803)	$24,454	$(2,627)	$218	$31,116

SHARES OF COMMON STOCK
(Unaudited)

			(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2011	1,434	(73)	1,361
Shares sold to optionees, less shares exchanged	—	6	6
Shares issued under employee stock purchase plan	—	3	3
Stock repurchase program	—	(28)	(28)

Balance, September 30, 2011	1,434	(92)	1,342

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The December 31, 2010 balance sheet information has been derived from the Schlumberger 2010 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 4, 2011.
Certain items from the prior year have been reclassified to conform to the current year presentation.
2. Charges and Credits
Schlumberger recorded the following charges and credits during the first nine months of 2011 and 2010:
2011
Third quarter of 2011:
•	Schlumberger recorded $27 million of pretax merger and integration-related charges ($23 million after-tax) in connection with the acquisitions of Smith International, Inc. (“Smith”) and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.
Second quarter of 2011:
•	Schlumberger made a $50 million grant to the Schlumberger Foundation to support the Foundation’s Faculty for the Future program. This program supports talented women scientists from the developing world by helping them pursue advanced graduate studies in scientific disciplines at leading universities worldwide. This $50 million charge ($40 million after-tax) is classified in General & administrative in the Consolidated Statement of Income.

•	Schlumberger recorded $32 million of pretax merger and integration-related charges ($24 million after-tax) in connection with the acquisitions of Smith and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.
First quarter of 2011:
•	Schlumberger recorded $34 million of pretax merger and integration-related charges ($28 million after-tax) in connection with the acquisitions of Smith and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.

The following is a summary of the charges recorded during the first nine months of 2011:

		(Stated in millions)
				Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Merger and integration-related costs	$93	$17	$76	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$143	$27	$116

2010
Third quarter of 2010:
•	As a result of the decision to rationalize support costs across the organization as well as to restructure the North America land operations to provide greater operating efficiency, Schlumberger recorded a pretax charge of $90 million ($77 million after-tax).

•	Following the successful introduction of UniQ, a new generation single-sensor land acquisition system, Schlumberger recorded a $78 million pretax charge ($71 million after-tax), related to the impairment of WesternGeco’s first generation Q-Land system assets.

•	A pretax and after-tax charge of $63 million primarily relating to the early termination of a vessel lease associated with WesternGeco’s electromagnetic service offering as well as related assets, including a $30 million impairment related to an equity-method investment.

•	In connection with Schlumberger’s merger with Smith (see Note 4 — Acquisitions), Schlumberger recorded the following pretax charges: $56 million ($55 million after-tax) of merger-related transaction costs including advisory and legal fees, $41 million ($35 million after-tax) relating to employee benefits for change in control payments and retention bonuses, and $38 million ($24 million after-tax) for the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value.

•	$40 million pretax ($36 million after-tax) for the early termination of rig contracts and workforce reductions in Mexico due to the slowdown of project activity.

•	Schlumberger repurchased $352 million of its $650 million 6.50% Notes due 2012 and, as a result, incurred a pretax charge of $28 million ($18 million after-tax).

•	Schlumberger recorded a pretax gain of $1.27 billion ($1.24 billion after-tax) as a result of remeasuring its previously held 40% equity interest in the M-I SWACO joint venture.

The following is a summary of the charges and credits recorded during the third quarter of 2010:

		(Stated in millions)
				Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	—	63	Restructuring & other
Professional fees and other	56	1	55	Merger & integration
Merger-related employee benefits	41	6	35	Merger & integration
Inventory fair value adjustments	38	14	24	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	28	10	18	Restructuring & other

Total restructuring and merger-related charges	434	55	379

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO

	$(836)	$23	$(859)

First quarter of 2010:
•	Schlumberger incurred $35 million of pretax and after-tax merger-related costs in connection with the Smith and Geoservices transactions. These costs primarily consisted of legal and other advisory fees.

•	During March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law in the United States. Among other things, the PPACA eliminated the tax deductibility of retiree prescription drug benefits to the extent of the Medicare Part D subsidy that companies, such as Schlumberger, receive. As a result of this change in law, Schlumberger recorded a $40 million charge to adjust its deferred tax assets to reflect the loss of this future tax deduction.
The following is a summary of the charges and credits recorded during the first nine months of 2010:

		(Stated in millions)
				Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	—	63	Restructuring & other
Professional fees and other	91	1	90	Merger & integration
Merger-related employee benefits	41	6	35	Merger & integration
Inventory fair value adjustments	38	14	24	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	28	10	18	Restructuring & other

Total restructuring and merger-related charges	469	55	414

Impact of elimination of tax deduction related to Medicare Part D subsidy	—	(40)	40	Taxes on income

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO

	$(801)	$(17)	$(784)

3. Earnings Per Share
The following is a reconciliation from basic earnings per share from continuing operations of Schlumberger to diluted earnings per share from continuing operations of Schlumberger:

				(Stated in millions, except per share amounts)
	2011			2010
	Schlumberger		Earnings per	Schlumberger		Earnings per
	Income from	Average	Share from	Income from		Share from
	Continuing	Shares	Continuing	Continuing	Average Shares	Continuing
	Operations	Outstanding	Operations	Operations	Outstanding	Operations
Third Quarter
Basic	$1,301	1,345	$0.97	$1,734	1,249	$1.39

Assumed exercise of stock options	—	9		—	7
Unvested restricted stock	—	3		—	2

Diluted	$1,301	1,357	$0.96	$1,734	1,258	$1.38

	Schlumberger		Earnings per	Schlumberger		Earnings per
	Income from	Average	Share from	Income from		Share from
	Continuing	Shares	Continuing	Continuing	Average Shares	Continuing
	Operations	Outstanding	Operations	Operations	Outstanding	Operations
Nine Months
Basic	$3,364	1,352	$2.49	$3,224	1,212	$2.66

Assumed conversion of debentures	—	—		3	5
Assumed exercise of stock options	—	10		—	8
Unvested restricted stock	—	3		—	2

Diluted	$3,364	1,365	$2.46	$3,227	1,227	$2.63

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2011	2010
Third Quarter	14	14
Nine Months	6	13
4. Acquisitions
On August 27, 2010, Schlumberger acquired all of the outstanding shares of Smith, a leading supplier of premium products and services to the oil industry. Schlumberger issued approximately 176 million shares of its common stock which were valued at $9.8 billion at the time of closing, to effect this transaction. Smith reported revenue of approximately $6.8 billion during the first nine months of 2010.
On April 23, 2010, Schlumberger completed the acquisition of Geoservices, a privately owned oilfield services company specializing in mud logging, slickline and production surveillance operations, for $915 million in cash.
During the first nine months of 2011, Schlumberger made certain acquisitions and investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $148 million.
5. Inventory
A summary of inventory follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2011	2010
Raw materials & field materials	$1,971	$1,833
Work in process	355	249
Finished goods	2,143	1,722

	$4,469	$3,804

6. Fixed Assets
A summary of fixed assets follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2011	2010
Property, plant & equipment	$28,960	$27,212
Less: Accumulated depreciation	16,377	15,141

	$12,583	$12,071

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2011	2010
Third Quarter	$689	$603
Nine Months	$2,019	$1,708
7. Multiclient Seismic Data
The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2011 was as follows:

(Stated in millions)
Balance at December 31, 2010	$394
Capitalized in period	206
Charged to expense	(156)

Balance at September 30, 2011	$444

8. Goodwill
In connection with the change in reportable segments as discussed in Note 14 Segment Information, Schlumberger reallocated the goodwill that existed as of December 31, 2010 to the new reporting units on a relative fair value basis.
The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2011 were as follows:

				(Stated in millions)
	Reservoir	Reservoir
	Characterization	Production	Drilling	Distribution	Total
Balance at January 1, 2011	$3,381	$2,351	$8,150	$70	$13,952
Adjustments relating to Smith acquisition	—	13	175	6	194
Other acquisitions	—	—	47	—	47
Divestiture of business	(51)	—	—	—	(51)
Impact of changes in exchange rates	(10)	(8)	(6)	—	(24)

Balance at September 30, 2011	$3,320	$2,356	$8,366	$76	$14,118

9. Intangible Assets
Intangible assets principally comprise technology/technical know-how, tradenames and customer relationships. The gross book value, accumulated amortization and net book value of intangible assets were as follows:

					(Stated in millions)
	Sept. 30, 2011			Dec. 31, 2010
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value

Technology/Technical Know-How	$1,835	$303	$1,532	$1,846	$215	$1,631
Tradenames	1,671	107	1,564	1,678	61	1,617
Customer Relationships	1,954	185	1,769	1,963	129	1,834
Other	361	299	62	378	298	80

	$5,821	$894	$4,927	$5,865	$703	$5,162

Amortization expense charged to income was as follows:

	(Stated in millions)
	2011	2010
Third Quarter	$81	$46
Nine Months	$245	$109
The weighted average amortization period for all intangible assets is approximately 21 years.
Based on the net book value of intangible assets at September 30, 2011, amortization charged to income for the subsequent five years is estimated to be: remainder of 2011 — $81 million; 2012 — $303 million; 2013 — $295 million; 2014 — $286 million; 2015 — $265 million; and 2016 — $255 million.
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
At September 30, 2011, Schlumberger recognized a cumulative net $74 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.
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
At September 30, 2011, contracts were outstanding for the US dollar equivalent of $7.4 billion in various foreign currencies.

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
At September 30, 2011, $38 million of commodity forward contracts were outstanding.
Interest Rate Risk
Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.
During the third quarter of 2009, Schlumberger entered into an interest rate swap for a notional amount of $450 million in order to hedge changes in the fair value of Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger receives interest at a fixed rate of 3.00% annually and pays interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%. This interest rate swap is designated as a fair value hedge of the underlying debt. This derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective gains and losses recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.
At September 30, 2011, Schlumberger had fixed rate debt aggregating $8.0 billion and variable rate debt aggregating $3.4 billion, after taking into account the effects of the interest rate swaps.
Short-term investments and Fixed income investments, held to maturity, totaled $4.6 billion at September 30, 2011, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.
The fair values of outstanding derivative instruments are summarized as follows:

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives
	Sept. 30,	Dec. 31,
	2011	2010	Consolidated Balance Sheet Classification
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$9	$4	Other current assets
Foreign exchange contracts	—	37	Other Assets
Interest rate swaps	12	14	Other Assets

	$21	$55

Derivatives not designated as hedges:
Commodity contracts	$—	$3	Other current assets
Foreign exchange contracts	25	9	Other current assets
Foreign exchange contracts	23	9	Other Assets

	$48	$21

	$69	$76

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$19	$9	Accounts payable and accrued liabilities
Foreign exchange contracts	134	77	Other Liabilities
Interest rate swaps	—	7	Accounts payable and accrued liabilities

	$153	$93

Derivatives not designated as hedges:
Foreign exchange contracts	$20	$14	Accounts payable and accrued liabilities
Commodity contacts	6	—	Accounts payable and accrued liabilities

	$26	$14

	$179	$107

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.
The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months		Consolidated Statement
	2011	2010	2011	2010	of Income Classification
Derivatives designated as fair value hedges:
Foreign exchange contracts	$1	$5	$8	$(8)	Cost of revenue — Oilfield Services
Interest rate swaps	2	10	7	19	Interest expense

	$3	$15	$15	$11

Derivatives not designated as hedges:
Foreign exchange contracts	$(12)	$43	$3	$(2)	Cost of revenue — Oilfield Services
Commodity contracts	(5)	1	(7)	(1)	Cost of revenue — Oilfield Services

	$(17)	$44	$(4)	$(3)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCI into Income
	Third Quarter		Nine Months		Consolidated Statement
	2011	2010	2011	2010	of Income Classification
Foreign exchange contracts	$(171)	$186	$143	$(149)	Cost of revenue — Oilfield Services
Foreign exchange contracts	6	(6)	14	(12)	Research & engineering

	$(165)	$180	$157	$(161)

	(Stated in millions)
	Gain (Loss) Recognized in OCI
	Third Quarter		Nine Months
	2011	2010	2011	2010
Foreign exchange contracts	$(258)	$217	$38	$(205)

11. Long-term Debt
A summary of Long-term Debt follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2011	2010
3.30% Senior Notes due 2021	$1,595	$—
4.50% Guaranteed Notes due 2014	1,364	1,319
2.75% Guaranteed Notes due 2015	1,357	1,310
1.95% Senior Notes due 2016	1,099	—
4.20% Guaranteed Notes due 2021	1,099	—
5.25% Guaranteed Notes due 2013	682	659
2.65% Guaranteed Notes due 2016	498	—
3.00% Guaranteed Notes due 2013	450	450
Floating Rate Senior Notes due 2014	299	—
9.75% Senior Notes due 2019	—	776
8.625% Senior Notes due 2014	—	272
6.00% Senior Notes due 2016	—	218
Commercial paper borrowings	—	367
Other variable rate debt	287	133

	8,730	5,504
Fair value adjustment — hedging	10	13

	$8,740	$5,517

The fair value adjustment presented above represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.
During the third quarter of 2011 Schlumberger issued $1.1 billion of 1.95% Senior Notes due 2016, $1.6 billion of 3.30% Senior Notes due 2021 and $300 million of Floating Rate Senior Notes due 2014 that bear interest at a rate equal to three-month LIBOR plus 55 basis points per year.
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

At September 30, 2011, Schlumberger had separate committed debt facility agreements aggregating $5.6 billion with commercial banks, of which $3.4 billion was available and unused. This includes $5.0 billion of committed facilities which support commercial paper programs in the United States and Europe, of which $2.0 billion mature in December 2011 and $3.0 billion mature in July 2016. Interest rates and other terms of borrowing under these lines of credit vary from country to country. Borrowings under the commercial paper programs at September 30, 2011 were $2.0 billion ($1.9 billion at December 31, 2010). At September 30, 2011 all of the commercial paper borrowings were classified within Long-term debt — current portion in the Consolidated Balance Sheet.
The estimated fair value of Schlumberger’s Long-term Debt at September 30, 2011 and December 31, 2010, based on quoted market prices, was $9.0 billion and $5.6 billion, respectively.
12. Income Tax
Income from continuing operations before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2011	2010	2011	2010
United States	$651	$168	$1,575	$312
Outside United States	1,066	1,772	2,878	3,510

	$1,717	$1,940	$4,453	$3,822

During the third quarter of 2011, Schlumberger recorded pretax charges of $27 million ($23 million in the US and $4 million outside of the US).
During the third quarter of 2010, Schlumberger recorded a net pretax credit of $836 million, consisting of net charges in the US of $63 million and a net pretax credit of $899 million outside of the US.
Schlumberger recorded pretax charges of $143 million during the nine months ended September 30, 2011 ($91 million in the US and $52 million outside of the US).
During the nine months ended September 30, 2010, Schlumberger recorded net pretax charges in the US of $63 million and a net pretax credit of $864 million outside of the US.
These charges are included in the table above and are more fully described in Note 2 — Charges.
The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2011	2010
Postretirement benefits, net	$273	$327
Intangible assets	(1,523)	(1,674)
Investments in non-US subsidiaries	(325)	(353)
Other, net	61	115

	$(1,514)	$(1,585)

The above deferred tax balances at September 30, 2011 and December 31, 2010 were net of valuation allowances relating to net operating losses in certain countries of $274 million and $263 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2011	2010	2011	2010
Current:
United States — Federal	$102	$(60)	$553	$(12)
United States — State	16	4	28	10
Outside United States	224	150	458	456

	$342	$94	$1,039	$454

Deferred:
United States — Federal	$86	$96	$(39)	$135
United States — State	4	3	(7)	5
Outside United States	(20)	16	93	16
Valuation allowance	(2)	—	(7)	(10)

	$68	$115	$40	$146

Consolidated taxes on income	$410	$209	$1,079	$600

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2011	2010	2011	2010
US federal statutory rate	35%	35%	35%	35%
US state income taxes	1	—	—	—
Non-US income taxed at different rates	(10)	(12)	(10)	(14)
Charges (See Note 2)	—	(10)	—	(4)
Other	(2)	(2)	(1)	(1)

Effective income tax rate	24%	11%	24%	16%

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
In 2009, Schlumberger learned that United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Also in 2009, prior to being acquired by Schlumberger, Smith received an administrative subpoena with respect to its historical business practices in certain countries that are subject to United States trade and economic sanctions. Schlumberger is cooperating with the governmental authorities and is currently unable to predict the outcome of these matters.
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
Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of these proceedings.
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
The Groups are as follows:
•	Reservoir Characterization Group — Consists of the principal technologies involved in the finding and defining of hydrocarbon deposits. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Services and Data & Consulting Services.

•	Drilling Group — Consists of the principal technologies involved in the drilling and positioning of oil and gas wells and is comprised of Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling and Measurements, Pathfinder, Drilling Tools and Remedial Services, Dynamic Pressure Management and Integrated Project Management well construction projects.

•	Reservoir Production Group — Consists of the principal technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions and Artificial Lift, together with the Subsea and Water and Carbon Services activities and the Schlumberger Production Management field production projects.
The Groups are collectively referred to as “Oilfield Services”. Additionally, Schlumberger also reports the Distribution business, acquired in the Smith transaction, as a separate segment.
All prior period segment disclosures have been recast to reflect the new segments.

	(Stated in millions)
	Third Quarter 2011		Third Quarter 2010
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes
Oilfield Services
Reservoir Characterization	$2,488	$610	$2,282	$525
Drilling	3,676	613	2,049	307
Reservoir Production	3,373	707	2,300	378
Eliminations & other	9	1	15	9

	9,546	1,931	6,646	1,219

Distribution	698	31	199	9
Eliminations	(15)	—	—	—

	683	31	199	9

Corporate & other	—	(158)	—	(83)
Interest income (1)	—	9	—	10
Interest expense (2)	—	(69)	—	(51)
Charges and credits (see Note 2)	—	(27)	—	836

	$10,229	$1,717	$6,845	$1,940

(1)	Excludes interest income included in the segment results ($1 million in 2011; $2 million in 2010).

(2)	Excludes interest expense included in the segment results ($1 million in 2011; $- million in 2010).

	(Stated in millions)
	Nine Months 2011		Nine Months 2010
		Income		Income
		before		before
	Revenue	taxes	Revenue	taxes
Oilfield Services
Reservoir Characterization	$7,142	$1,672	$6,831	$1,647
Drilling	10,339	1,618	5,028	867
Reservoir Production	9,150	1,848	6,271	786
Eliminations & other	27	(2)	50	73

	26,658	5,136	18,180	3,373

Distribution	1,935	77	199	9
Eliminations	(27)	—	—	—

	1,908	77	199	9

Corporate & other	—	(437)	—	(251)
Interest income (1)	—	28	—	34
Interest expense (2)	—	(208)	—	(144)
Charges and credits (see Note 2)	—	(143)	—	801

	$28,566	$4,453	$18,379	$3,822

(1)	Excludes interest income included in the segment results ($1 million in 2011; $10 million in 2010).

(2)	Excludes interest expense included in the segment results ($4 million in 2011; $2 million in 2010).
15. Pension and Other Postretirement Benefits
Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	Third Quarter				Nine Months
	2011		2010		2011		2010
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost — benefits earned during period	$14	$15	$15	$15	$44	$49	$43	$39
Interest cost on projected benefit obligation	37	56	35	53	112	169	106	156
Expected return on plan assets	(42)	(69)	(48)	(59)	(127)	(210)	(143)	(174)
Amortization of prior service cost	3	30	1	28	9	91	3	85
Amortization of net loss	23	7	14	5	67	23	45	15

	$35	$39	$17	$42	$105	$122	$54	$121

During the first nine months of 2011, Schlumberger made contributions to its US and international defined benefit pension plans of $204 million.
The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Third Quarter		Nine Months
	2011	2010	2011	2010
Service cost — benefits earned during period	$6	$6	$18	$17
Interest cost on accumulated postretirement benefit obligation	14	14	43	43
Expected return on plan assets	(5)	(1)	(15)	(4)
Amortization of prior service cost	(3)	(5)	(9)	(15)
Amortization of net loss	4	2	10	8

	$16	$16	$47	$49

During the first nine months of 2011, Schlumberger made contributions to its US postretirement medical plan of $155 million.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Third Quarter 2011 Compared to Second Quarter 2011
Product Groups

	(Stated in millions)
	Third Quarter 2011		Second Quarter 2011
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Oilfield Services
Reservoir Characterization	$2,488	$610	$2,461	$602
Drilling	3,676	613	3,458	538
Reservoir Production	3,373	707	3,060	613
Eliminations & other	9	1	11	(3)

	9,546	1,931	8,990	1,750

Distribution	698	31	637	24
Eliminations	(15)	—	(6)	—

	683	31	631	24

Corporate & Other	—	(158)	—	(135)
Interest Income	—	9	—	10
Interest Expense	—	(69)	—	(69)
Charges	—	(27)	—	(82)

	$10,229	$1,717	$9,621	$1,498

Geographic Areas

	(Stated in millions)
	Third Quarter 2011		Second Quarter 2011
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Oilfield Services
North America	$3,304	$836	$2,864	$673
Latin America	1,655	270	1,579	283
Europe/CIS/Africa	2,494	408	2,374	332
Middle East & Asia	2,003	444	2,078	518
Eliminations & other	90	(27)	95	(56)

	9,546	1,931	8,990	1,750

Distribution	698	31	637	24
Eliminations	(15)	—	(6)	—

	683	31	631	24

Corporate & Other	—	(158)	—	(135)
Interest Income	—	9	—	10
Interest Expense	—	(69)	—	(69)
Charges	—	(27)	—	(82)

	$10,229	$1,717	$9,621	$1,498

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments as well as the charges described in detail in Note 2 to the Consolidated Financial Statements, interest on postretirement medical benefits, stock-based compensation costs and amortization expense associated with intangible assets recorded as a result of the merger with Smith International, Inc. (“Smith”).

OILFIELD SERVICES
Third-quarter revenue of $9.55 billion increased 6% sequentially. Revenue increased in all Groups and across all geographical Areas with the exception of the Middle East & Asia Area.
On a geographical basis, North America Area revenue increased sequentially following the seasonal rig count recovery in Canada, higher activity on land in the US, and increased deepwater work in the US Gulf of Mexico. All Product Groups registered significant rebounds from the spring break-up in Canada. Reservoir Production, particularly Well Services, posted the highest increase as the rebound was augmented by higher rig count and land activity in the US. Reservoir Characterization and Drilling activities increased from a better mix of key services in the unconventional plays in US land and higher deepwater work in the US Gulf of Mexico. WesternGeco grew on higher Multiclient and Data Processing sales. In the Latin America Area, strong revenue growth was posted in the Mexico GeoMarket* due to higher Integrated Project Management (IPM) well construction project activities on land and on higher Drilling & Measurements work offshore. Argentina grew from strong unconventional gas activities that benefited Well Services. Meanwhile, Brazil experienced strong deepwater and exploration activity that led to expanded Wireline, Testing Services, Drilling & Measurements and M-I SWACO services in the GeoMarket although this was offset by the decline in WesternGeco proprietary marine surveys and multiclient sales. In the Europe/CIS/Africa Area, results were driven by higher revenue in the Continental Europe GeoMarket on a combination of strong drilling activity and fracturing work on unconventional plays in Poland. Russia/Central Asia saw strong land and offshore exploration activity benefiting Wireline, Testing Services, Drilling & Measurements and M-I SWACO Technologies—in addition to the full-quarter effect of the activity increase generated from the strategic alliance formed with the Eurasia Drilling Company Limited. The North Sea GeoMarket grew on higher exploration activity in the UK, Greenland and Denmark. In the Middle East & Asia Area, revenue declined sequentially due to decreased WesternGeco activity. The effect of this was partially mitigated by strong Wireline and Testing Services revenues in the East Asia and China GeoMarkets. Excluding WesternGeco, the Middle East & Asia Area increased sequentially driven by strong drilling and production activity in the Saudi Arabia, Bahrain; Iraq; and East Asia GeoMarkets.
Third-quarter pretax operating income of $1.93 billion increased 10% sequentially. Pretax operating margin increased 77 basis points (bps) sequentially to 20.2% primarily due to increasing higher-margin exploration activities that benefited Wireline, Testing Services, Drilling & Measurements and M-I SWACO. The rebound from the spring break-up in Canada also contributed significantly to margin improvements for Well Services and for all Drilling Group Technologies. These improvements, however, were partially offset by the lower WesternGeco activity during the quarter.
The current financial turmoil has already resulted in a lower outlook for oil demand growth in 2012, although demand is still expected to exceed that of 2011. Recent production data, as well as forward projections indicate that there is a tight cushion of excess oil supply that will continue to support activity. Therefore, while financial turmoil introduces some uncertainty over near-term activity, Schlumberger remains confident that any reductions will be short-lived, and that the outlook for the service industry remains very positive. Schlumberger further believes that its customers’ needs to renew reserves, as evidenced by the recent string of exploration successes particularly in deepwater offshore areas, favors Schlumberger’s broad international footprint. In addition, the balance between our reservoir characterization, drilling and production technologies — both in North America and overseas — will enable us to weather any activity fluctuations.
With respect to Libya, the carrying value of Schlumberger’s assets in the country was approximately $0.3 billion as of September 30, 2011. This consists primarily of accounts receivable, inventories and fixed assets. Schlumberger’s ability to recover these assets will ultimately depend on how the current situation evolves.
Reservoir Characterization
Third-quarter revenue of $2.49 billion was 1% higher compared to the second quarter of 2011. Pretax operating income of $610 million was 1% higher versus the second quarter of 2011.
Wireline and Testing Services posted significant sequential increases with revenue and margins up on stronger offshore exploration activities in Brazil, East Asia, Russia and the North Sea as well as from increased deepwater work in the US Gulf of Mexico. WesternGeco activity decreased, however, from lower marine vessel utilization due to higher transit and docking times while moving between contracts. WesternGeco also declined from reduced land seismic activity while mobilizing crews and equipment in preparation for a large contract survey in the Middle East.
Sequentially, pretax operating margins remained unchanged at 24.5% as significant margin improvements in Wireline and Testing Services from strong exploration activities were largely offset by the margin declines in WesternGeco.

Drilling
Third-quarter revenue of $3.68 billion was 6% higher sequentially. Pretax operating income of $613 million increased 14% over the prior quarter.
Among Drilling Group Technologies, M-I SWACO recorded the largest sequential revenue increase through continued growth in unconventional shale plays on land in the US with higher asset utilization, as well as from the seasonal rig count recovery in Canada and Russia, and the increased deepwater activity in the US Gulf of Mexico and Brazil. Drilling & Measurements revenue increased sequentially on the strong summer drilling campaign in Russia and stronger deepwater activities in the US Gulf of Mexico and Brazil and increased shelf activity in Mexico. Pathfinder reported increased revenue from a more favorable technology mix on land in the US. In addition, Pathfinder, Geoservices and Bits & Advanced Technologies registered activity rebounds following the spring break-up in Canada.
Sequentially, pretax operating margins grew 111 bps to 16.7% driven by the rebound in activity in Canada, an improved technology mix, and further integration and expansion of Smith and Schlumberger drilling technologies. Bits & Advanced Technologies contributed to this improvement with increased sales and rentals of higher-margin drill bits while Pathfinder improved on higher-technology integration with Drilling & Measurements. M-I SWACO margins improved through increased exploration activities in the US Gulf of Mexico, Russia and Brazil, as well as through the seasonal rig count recovery in Canada. Better pricing on IPM land projects in Mexico and improved efficiencies on a well construction project in Algeria further contributed to this result.
Reservoir Production
Third-quarter revenue of $3.37 billion increased 10% sequentially. Pretax operating income of $707 million was 16% higher sequentially.
Among Reservoir Production Group Technologies, Well Services sequential revenue growth in North America was driven by the rebound from the spring break-up in Canada, stronger activity in liquids-rich unconventional plays, capacity additions and continuing improvements in asset utilization. Internationally, Well Services posted high double-digit growth in Latin America from higher stimulation and coiled-tubing activities in Argentina, Mexico, Venezuela and Brazil. Europe/CIS/Africa increased significantly from shale fracturing services in Poland, increased deepwater cementing work in the Black Sea, and strong land activities in Russia. In addition, strong stimulation vessel activity was seen in the Nigeria and the Gulf of Guinea Africa GeoMarket. Artificial Lift revenue grew sequentially across all Areas led by the North America and the Middle East & Asia Areas.
Sequentially, third-quarter pretax operating margins increased 96 bps to 21.0% as Well Services activity in Canada rebounded following the end of the spring break-up. In addition, Well Services achieved better cost efficiency and asset utilization on land in the US and in Russia and recorded increased higher-margin stimulation activities in the Europe/CIS/Africa Area.
DISTRIBUTION
Distribution revenue of $698 million increased 10% sequentially. Pretax segment income of $31 million improved 28% sequentially. These increases were primarily driven by strong activity in the shale plays in the US and the seasonal improvement in Canada.

Third Quarter 2011 Compared to Third Quarter 2010
Product Groups

			(Stated in millions)
	Third Quarter 2011		Third Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Oilfield Services
Reservoir Characterization	$2,488	$610	$2,282	$525
Drilling	3,676	613	2,049	307
Reservoir Production	3,373	707	2,300	378
Eliminations & other	9	1	15	9

	9,546	1,931	6,646	1,219

Distribution	698	31	199	9
Eliminations	(15)	—	—	—

	683	31	199	9

Corporate & Other	—	(158)	—	(83)
Interest Income	—	9	—	10
Interest Expense	—	(69)	—	(51)
Charges and credits	—	(27)	—	836

	$10,229	$1,717	$6,845	$1,940

Geographic Areas

			(Stated in millions)
	Third Quarter 2011		Third Quarter 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Oilfield Services
North America	$3,304	$836	$1,635	$274
Latin America	1,655	270	1,235	189
Europe/CIS/Africa	2,494	408	2,058	370
Middle East & Asia	2,003	444	1,634	433
Eliminations & other	90	(27)	84	(47)

	9,546	1,931	6,646	1,219

Distribution	698	31	199	9
Eliminations	(15)	—	—	—

	683	31	199	9

Corporate & Other	—	(158)	—	(83)
Interest Income	—	9	—	10
Interest Expense	—	(69)	—	(51)
Charges and credits	—	(27)	—	836

	$10,229	$1,717	$6,845	$1,940

OILFIELD SERVICES
Third-quarter 2011 revenue of $9.55 billion was 44% higher than the same period last year largely due to the acquisition of Smith on August 27, 2010, as well as to the significantly improved activity of Well Services technologies in North America and an increase in Wireline and Drilling & Measurements exploration activities in a number of GeoMarkets.
Third-quarter 2011 pretax operating margin increased 190 bps to 20.2% primarily due to strong contribution from Well Services Technologies, particularly in North America, as a result of increased capacity and improved efficiency, higher-margin exploration activities that benefited Wireline and to improvements at WesternGeco.

Reservoir Characterization
Third-quarter 2011 revenue of $2.49 billion was 9% higher than the same period last year led by Wireline in North America, where offshore revenues improved considerably following the resumption of activity in the US Gulf of Mexico combined with a strong performance on land. Testing Services and Schlumberger Information Solutions also increased, mainly in the Latin America and Europe/CIS/Africa Areas, while WesternGeco was higher as improved multiclient sales more than offset the drop in land seismic revenues.
Pretax operating margin increased 151 bps to 24.5% largely due to the higher-margin exploration activities that benefited Wireline and improvements at WesternGeco.
Drilling
Third-quarter 2011 revenue of $3.68 billion was 79% higher than the previous year primarily due to the fact that the comparable period in the prior year only reflected one month of activity from the acquired Smith businesses following the closing of the transaction on August 27, 2010. Additionally, Drilling and Measurements revenue increased on higher activity across most Areas, most notably in North America as a result of the resumption of activity in the US Gulf of Mexico.
Year-on-year, pretax operating margin increased 167 bps to 16.7% largely due to improved pricing and operating efficiencies on IPM projects in Mexico and Algeria.
Reservoir Production
Third-quarter 2011 revenue of $3.37 billion increased 47% year-on-year, particularly in North America, due to a combination of capacity additions and continuing improvements in asset utilization of Well Services Technologies. Well Services also posted significant growth internationally. The addition of Production Wireline and Completion Systems, both acquired Smith businesses, also contributed to the Group’s growth as did Artificial Lift, which increased on strong growth in Latin America, on land in the US and in Russia.
Year-on-year, pretax operating margin improved 453 bps to 21.0% mainly due to the strong performance of Well Services technologies in North America.
DISTRIBUTION
Third-quarter 2011 revenue of $698 million increased $499 million, while pretax operating income of $31 million increased $22 million compared to the same period last year. These increases are attributable to the fact that the third quarter of 2010 included only one month of post-merger activity following the Smith acquisition on August 27, 2010.
Nine Months 2011 Compared to Nine Months 2010
Product Groups

			(Stated in millions)
	Nine Months 2011		Nine Months 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Oilfield Services
Reservoir Characterization	$7,142	$1,672	$6,831	$1,647
Drilling	10,339	1,618	5,028	867
Reservoir Production	9,150	1,848	6,271	786
Eliminations & other	27	(2)	50	73

	26,658	5,136	18,180	3,373

Distribution	1,935	77	199	9
Eliminations	(27)	—	—	—

	1,908	77	199	9

Corporate & Other	—	(437)	—	(251)
Interest Income	—	28	—	34
Interest Expense	—	(208)	—	(144)
Charges	—	(143)	—	801

	$28,566	$4,453	$18,379	$3,822

     Geographic Areas

			(Stated in millions)
	Nine Months 2011		Nine Months 2010
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Oilfield Services
North America	$8,757	$2,104	$4,132	$557
Latin America	4,619	770	3,597	601
Europe/CIS/Africa	7,058	1,013	5,571	1,006
Middle East & Asia	5,929	1,368	4,667	1,300
Eliminations & other	295	(119)	213	(91)

	26,658	5,136	18,180	3,373

Distribution	1,935	77	199	9
Eliminations	(27)	—	—	—

	1,908	77	199	9

Corporate & Other	—	(437)	—	(251)
Interest Income	—	28	—	34
Interest Expense	—	(208)	—	(144)
Charges and credits	—	(143)	—	801

	$28,566	$4,453	$18,379	$3,822

OILFIELD SERVICES
Nine-month revenue of $26.7 billion increased 47% versus the same period last year due to the acquisitions of Smith in August 2010 and Geoservices in April 2010, as well as to the significantly improved activity, pricing and asset efficiency for Well Services Technologies in North America—as the market transitions to liquid-rich plays demanding increasing service intensity in drilling and completing horizontal wells. Internationally, all Areas grew significantly as deepwater and exploration activity continued to strengthen with early signs of pricing traction for Wireline and Drilling & Measurements. The resumption of activity in the US Gulf of Mexico and higher WesternGeco marine and multiclient sales also contributed to the increase. However, these increases were tempered by activity disruptions from the first quarter’s geopolitical unrest in North Africa and the Middle East.
Year-to-date pretax operating margin increased 71 basis points to 19.3% primarily due to the resumption of higher-margin activity in the US Gulf of Mexico and to the improved pricing and asset efficiency for Well Services Technologies in North America. However the margin expansion was hampered by the effects of the geopolitical events.
Reservoir Characterization
Nine-month revenue of $7.14 billion was 5% higher than the same period last year on stronger Wireline activity, higher WesternGeco marine and multiclient sales and increased Schlumberger Information Solutions software sales.
Year-on-year, pretax operating margin decreased 71 bps to 23.4% led by margin declines in Wireline and Testing Services, largely due to the revenue mix and the impact of the geopolitical events that prevailed during the first quarter. The margin decline however was partially offset by a favorable WesternGeco multiclient sales mix and improved marine vessel utilization.
Drilling
Nine-month revenue of $10.34 billion was 106% higher than the same period last year primarily due to the Smith and Geoservices acquisitions.
Year-on-year, pretax operating margin decreased 160 bps to 15.7% largely due to the addition of Smith and Geoservices activities and the effects of the geopolitical events that prevailed during the first quarter.
Reservoir Production
Nine-month revenue of $9.15 billion was 46% higher than the same period last year while pretax operating margin increased 767 bps to 20.2%. Well Services revenue and margins expanded largely in North America on higher pricing, capacity additions and improved asset utilization and efficiency as the market transitions to liquid-rich plays.

Internationally, Well Services posted growth also on the strength of higher activity despite the exceptional geopolitical events and weather issues that prevailed during the first quarter.
DISTRIBUTION
Nine-month revenue of $1.94 billion increased $1.74 billion, while pretax operating income of $77 million increased $68 million compared to the same period last year. These increases are attributable to the fact that the nine months ended September 30, of 2010 included only one month of post-merger activity following the Smith acquisition on August 27, 2010.
INTEREST & OTHER INCOME
Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2011 and 2010:

			(Stated in millions)
	Third Quarter		Nine Months
	2011	2010	2011	2010
Equity in net earnings of affiliated companies	$24	$46	$65	$129
Interest income	10	12	29	44
Other	—	(4)	—	(4)

	$34	$54	$94	$169

The decrease in equity in net earnings of affiliated companies was primarily attributable to the loss of equity earnings from the M-I SWACO joint venture as Schlumberger now owns 100% of this venture following the acquisition of Smith on August 27, 2010.
OTHER
Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2011 and 2010 were as follows:

	Third Quarter		Nine Months
	2011	2010	2011	2010
Research & engineering	2.6%	3.5%	2.8%	3.6%
General & administrative	0.9%	1.1%	1.1%	1.2%
Although Research & engineering decreased as a percentage of revenue, in both the third quarter and nine months compared to the prior year, it increased in absolute dollars by $26 million and $138 million, respectively. These increases were driven in large part by the impact of the Smith acquisition.
Interest expense for the third quarter of 2011 was $70 million as compared to $47 million for the same period in 2010 and $212 million for the nine months ended September 30, 2011 as compared to $146 million for the same period of 2010. These increases were primarily attributable to the $4.6 billion of long-term debt that Schlumberger issued during the first nine months of 2011.
The effective tax rate for the third quarter of 2011 was 23.8% compared to 10.8% for the same period in 2010, which was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. Excluding the impact of these charges and credits, the effective tax rate for the third quarter of 2010 was 21.0%. The year-on-year increase in the effective tax rate, excluding the impact of the third quarter 2010 charges and credits, was primarily attributable to the fact that Schlumberger generated a larger proportion of its pretax earnings in North America in the third quarter of 2011.
The effective tax rate for the nine months ended September 30, 2011 was 24.2% compared to 15.7% for the same period of the prior year which was also significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. Excluding the impact of these charges and credits, the effective tax rate for the nine months ended September 30, 2010 was 19.3%. The increase in the effective tax rate, excluding the impact of the 2010 charges and credits, was primarily attributable to the fact that Schlumberger generated a larger proportion of its pretax earnings in North America in 2011 as compared to 2010.

CHARGES AND CREDITS
Schlumberger recorded charges and credits during the third quarters of 2011 and 2010 and the first nine months of 2011 and 2010. These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.
The following is a summary of the third quarter of 2011 charges and credits:

	(Stated in millions)
				Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Merger and integration-related costs	$27	$4	$23	Merger & integration

The following is a summary of the charges recorded during the first nine months of 2011:

	(Stated in millions)
				Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Merger and integration-related costs	$93	$17	$76	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$143	$27	$116

The following is a summary of the third quarter of 2010 charges and credits:

	(Stated in millions)
				Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	—	63	Restructuring & other
Professional fees and other	56	1	55	Merger & integration
Merger-related employee benefits	41	6	35	Merger & integration
Inventory fair value adjustments	38	14	24	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	28	10	18	Restructuring & other

Total restructuring and merger-related charges	434	55	379

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO

	$(836)	$23	$(859)

The following is a summary of the charges and credits recorded during the first nine months of 2010:

	(Stated in millions)
				Consolidated Statement
	Pretax	Tax	Net	of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	—	63	Restructuring & other
Professional fees and other	91	1	90	Merger & integration
Merger-related employee benefits	41	6	35	Merger & integration
Inventory fair value adjustments	38	14	24	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	28	10	18	Restructuring & other

Total restructuring and merger-related charges	469	55	414

Impact of elimination of tax deduction related to Medicare Part D subsidy	—	(40)	40	Taxes on income

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO

	$(801)	$(17)	$(784)

CASH FLOW
Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.
Details of Net Debt follow:

	(Stated in millions)
	Sept. 30,	Sept. 30,
	2011	2010
Net Debt, beginning of year	$(2,638)	$(126)
Income from continuing operations	3,374	3,222
Depreciation and amortization (1)	2,420	1,951
Gain on investment in M-I SWACO	—	(1,270)
Non-cash charges	—	144
Excess of equity income over dividends received	(59)	(79)
Stock-based compensation expense	203	145
Pension and other postretirement benefits expense	274	224
Pension and other postretirement benefits funding	(359)	(615)
Increase in working capital	(2,438)	(607)
Capital expenditures	(2,763)	(1,907)
Multiclient seismic data capitalized	(206)	(241)
Dividends paid	(968)	(756)
Stock repurchase program	(2,362)	(1,268)
Proceeds from employee stock plans	426	292
Net debt assumed in merger with Smith	—	(1,829)
Geoservices acquisition, net of debt acquired	—	(1,033)
Business acquisitions and other transactions	(571)	(154)
Conversion of debentures	—	320
Proceeds from divestiture of Global Connectivity Services business	385	—
Currency effect on Net Debt	(128)	9
Other	246	67

Net Debt, end of period	$(5,164)	$(3,511)

(1)	Includes multiclient seismic data costs.

		(Stated in millions)
	Sept. 30,	Sept. 30,	Dec. 31,
Components of Net Debt	2011	2010	2010
Cash	$1,732	$1,114	$1,764
Short-term investments	4,332	1,511	3,226
Fixed income investments, held to maturity	255	600	484
Short-term borrowings and current portion of long-term debt	(2,743)	(1,916)	(2,595)
Long-term debt	(8,740)	(4,820)	(5,517)

	$(5,164)	$(3,511)	$(2,638)

Key liquidity events during the first nine months of 2011 and 2010 included:
•	During the third quarter of 2011 Schlumberger issued $1.1 billion of 1.95% Senior Notes due 2016, $1.6 billion of 3.30% Senior Notes due 2021 and $300 million of Floating Rate Senior Notes due 2014 that bear interest at a rate equal to three-month LIBOR plus 55 bps per year.

•	During the second quarter of 2011, Schlumberger completed the divestiture of its Global Connectivity Services business for approximately $385 million in cash.

•	During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.20% Senior Notes due 2021 and $500 million of 2.65% Senior Notes due 2016.

•	During the first quarter of 2011, Schlumberger repurchased all of its outstanding 9.75% Senior Notes due 2019, 8.625% Senior Notes due 2014 and 6.00% Senior Notes due 2016 for approximately $1.26 billion.

•	On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $5.5 billion had been repurchased as of September 30, 2011. On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013.

The following table summarizes the activity, during the nine months ended September 30, under the April 17, 2008 share repurchase program:

	(Stated in millions except per share amounts)
	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2011	$2,362	27.8	$85.01
Nine months ended September 30, 2010	$1,268	20.6	$61.63
•	During the first nine months of 2011 Schlumberger made contributions of $359 million to its defined benefit pension and other postretirement benefit plans as compared to $615 million during the same period last year.

•	Cash flow provided by operations was $3.7 billion in the first nine months of 2011 compared to $3.1 billion in the first nine months of 2010 with the increase in earnings before depreciation and amortization expense offset in part by an increase in working capital requirements, primarily accounts receivable and inventories, as well as significant tax payments during the first nine months of 2011.

•	Capital expenditures were $2.8 billion in the first nine months of 2011 compared to $1.9 billion during the first nine months of 2010. Capital expenditures for the full year of 2011 are expected to approach $4.2 billion as compared to $2.9 billion in 2010.

•	During the first nine months of 2010, approximately $320 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 8.0 million shares of Schlumberger common stock.

As of September 30, 2011 Schlumberger had $6.1 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $5.6 billion with commercial banks, of which $3.4 billion was available and unused as of September 30, 2011. This included $3.0 billion of unused committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.
Schlumberger had $2.0 billion of commercial paper outstanding as of September 30, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock, which may be acquired in the open market or in negotiated transactions. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. As of September 30, 2011, $2.5 billion remained available for repurchase under the existing repurchase authorization.
Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2011 was as follows:

	(Stated in millions, except per share amounts)
			Total number of	Maximum value of
	Total number	Average price	shares purchased	shares that may yet
	of shares	paid per	as part of publicly	be purchased
	purchased	share	announced program	under the program
July 1 through July 31, 2011	4,629.6	$86.40	4,629.6	$2,898
August 1 through August 31, 2011	2,614.9	$85.21	2,614.9	$2,675
September 1 through September 30, 2011	2,666.9	$70.70	2,666.9	$2,487

	9,911.4	$81.86	9,911.4

All of the shares repurchased in July 2011 and 1,001,430 shares repurchased in August 2011 were acquired in a privately negotiated transaction.
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

* Exhibit 101 — The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Balance Sheet; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date: October 26, 2011	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory