Form 10-K
period 2011-12-31
SCHLUMBERGER LTD /NV/
filed 2012-02-01
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $116.3 billion.

As of December 31, 2011, the number of shares of common stock outstanding was 1,333,775,406.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Schlumberger’s definitive proxy statement for its 2012 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011 (the “2012 Proxy Statement”).

SCHLUMBERGER LIMITED

Form 10-K

PART I

Item 1.	Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, Schlumberger today provides the industry’s widest range of products and services from exploration through production. As of December 31, 2011, the Company employed approximately 113,000 people of over 140 nationalities operating in approximately 85 countries. Schlumberger has principal executive offices in Paris, Houston and The Hague. As a result of its acquisitions of Smith International, Inc. (“Smith”) and Geoservices in 2010, the range of Schlumberger’s activities comprising exploration and production services became so broad that Schlumberger changed the primary way in which it allocates resources and assesses performance. Consequently, effective with the first quarter of 2011, Schlumberger changed its primary reporting to the product group segments (the “Groups”) comprising Schlumberger Oilfield Services. Additionally, Schlumberger also reports the Distribution business, acquired in the Smith transaction, as a separate segment.

Schlumberger Oilfield Services operates in each of the major oilfield service markets, managing its business through three Groups: Reservoir Characterization, Drilling and Reservoir Production. Each Group consists of a number of technology-based service and product lines, or Technologies. These Technologies cover the entire life cycle of the reservoir and correspond to a number of markets in which Schlumberger holds leading positions. The business is also managed through four geographic Areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. Within these Areas, a network of GeoMarket* regions provides logistical, technical and commercial coordination.

The role of the Groups and Technologies is to ensure that Schlumberger provides the best possible service delivery to customers and that it remains at the forefront of technology development. The Groups and Technologies are collectively responsible for driving excellence in execution throughout their businesses, overseeing operational processes, resource allocation, personnel and delivering superior financial results. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions. The Areas and GeoMarkets are responsible for providing the most efficient and cost effective support possible to the operations.

The Groups are as follows:

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon deposits. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Solutions and Data & Consulting Services.

—

WesternGeco is the world’s leading geophysical services company, providing comprehensive worldwide reservoir imaging, monitoring and development services. WesternGeco offers the industry’s most extensive multiclient data library.

—

Wireline provides the information necessary to evaluate subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production. Wireline offers both open hole and cased hole services including wireline perforating.

—	Testing Services provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. The Technology also provides tubing-conveyed perforating services.

—	Schlumberger Information Solutions provides software, consulting, information management and IT infrastructure services that support core oil and gas industry operational processes.

—

Data & Consulting Services supplies interpretation and integration of all exploration and production data types, as well as expert consulting services for reservoir characterization, production enhancement, field development planning and multi-disciplinary reservoir and production solutions. Data and Consulting Services also provides industry petrotechnical training solutions.

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, PathFinder, Drilling

Tools & Remedial, Dynamic Pressure Management and Integrated Project Management well construction projects.

—

Bits & Advanced Technologies designs, manufactures and markets roller cone and fixed cutter drill bits for all environments. The drill bits include designs for premium market segments where faster penetration rates and increased footage provide significant economic benefits in lowering overall well costs. The technologies leverage proprietary modeling and simulation software for the design of application-specific bits and cutting structures.

—

M-I SWACO is the leading supplier of drilling fluid systems engineered to improve drilling performance by anticipating fluids-related problems, fluid systems and specialty equipment designed to optimize wellbore productivity and production technology solutions formulated to maximize production rates. The Technology also includes environmental solutions that safely manage waste volumes generated in both drilling and production operations.

—	Geoservices supplies mud logging services for geological and drilling surveillance.

—	Drilling & Measurements and PathFinder supply engineering support, directional-drilling, measurement-while-drilling and logging-while-drilling services for all well profiles.

—

Drilling Tools & Remedial provides a wide variety of bottom hole assembly drilling tools, borehole enlargement technologies and impact tools, as well as a comprehensive collection of tubulars and tubular services for oil and gas drilling operations.

—	Dynamic Pressure Management consolidates managed pressure drilling and underbalanced drilling into a single provider of engineered solutions for pressure drilling services.

Reservoir Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift and Well Intervention, Subsea, Water Services, Carbon Services and Schlumberger Production Management field production projects.

—

Well Services provides services used during oil and gas well drilling and completion as well as those used to maintain optimal production throughout the life of a well. The services include pressure pumping, well cementing and stimulation operations as well as intervention activities.

—	Completions supplies well completion services and equipment that include packers, safety valves, sand control technology as well as a range of intelligent well completions technology and equipment.

—	Artificial Lift provides production equipment and optimization services using electrical submersible pumps and gas lift equipment, as well as surface horizontal pumping systems.

—	Well Intervention develops coiled tubing equipment and services and provides slickline services for downhole mechanical well intervention, reservoir monitoring and downhole data acquisition.

—	Subsea offers solutions that are designed to improve reservoir recovery, optimize production and maximize production uptime of subsea assets.

—	Water Services specializes in the development, management and environmental protection of water resources.

—	Carbon Services provides comprehensive geological storage solutions including storage site characterization for carbon dioxide.

Schlumberger Oilfield Services also offers customers its services through business models known as Integrated Project Management (for well construction projects) and Schlumberger Production Management (for field production projects). These models combine the required services and products of the Technologies with both drilling rig management expertise and project management skills to provide a complete solution to well construction and production improvement. Projects are typically of multi-year duration and include start-up costs and significant third-party components which cover services that Schlumberger does not provide directly. Projects may be fixed price in nature, contain penalties for non-performance and may also offer opportunities for bonus payments where performance exceeds agreed targets. Integrated Project Management and Schlumberger Production Management also provide specialized engineering and project management expertise when Schlumberger is requested to include these capabilities with services and products across the Technologies in a single contract. In no circumstances does Schlumberger take any stake in the ownership of oil or gas reserves.

Also included in Schlumberger Oilfield Services is Schlumberger Business Consulting, which helps oil and gas companies achieve fast and sustainable performance improvements. Schlumberger Business Consulting includes IndigoPool, an independent business that provides divestiture advisory and marketing services to the international oil and gas community.

Supporting the Technologies is a global network of research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.

Schlumberger Oilfield Services primarily uses its own personnel to market its offerings. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service and price differentiation are the principal methods of competition, which varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, well testing, drilling and completion fluids, coiled tubing, measurement-while-drilling, logging-while-drilling and directional-drilling services, mud logging, as well as fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger offerings is non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

Distribution is an industry leading provider of pipes, valves and valve automation, fittings, mill and tool supplies, safety products and artificial lift systems to the energy and industrial markets. Additionally, Distribution provides warehouse management, vendor integration and various inventory management services. The segment comprises the operations of Wilson International, Inc., a wholly-owned subsidiary, and a majority owned interest in C.E. Franklin Ltd., a publicly traded Canadian distribution company.

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

Customers and Backlog of Orders

For the year ended December 31, 2011, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, we have no significant backlog due to the nature of our businesses. The WesternGeco backlog, which is based on signed contracts with customers, was $1.0 billion at December 31, 2011 ($0.9 billion at December 31, 2010).

Employees

As of December 31, 2011, Schlumberger had approximately 113,000 employees.

Financial Information

Financial information by business segment for the years ended December 31, 2011, 2010 and 2009 is provided in Note 17 of the Consolidated Financial Statements.

Executive Officers of Schlumberger

The following table sets forth, as of January 31, 2012, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience

Andrew Gould	65	Chairman since February 2003; Executive Officer since August 2011; and Chief Executive Officer, February 2003 to July 2011.

Paal Kibsgaard	44	Chief Executive Officer, since August 2011; Director since April 2011; Chief Operating Officer, February 2010 to July 2011; President Reservoir Characterization Group, May 2009 to February 2010; Vice President Engineering, Manufacturing and Sustaining, November 2007 to May 2009; Vice President Personnel, April 2006 to November 2007; and President, Drilling and Measurements, January 2003 to April 2006.

Simon Ayat	57	Executive Vice President and Chief Financial Officer, since March 2007; Vice President Treasurer, February 2005 to March 2007; and Vice President, Controller and Business Processes, December 2002 to February 2005.

Alexander Juden	51	Secretary and General Counsel, since April 2009; and Director of Compliance, February 2005 to April 2009.

Satish Pai	50	Executive Vice President Operations, since May 2008; President Europe Africa & Caspian, March 2006 to May 2008; and Vice President Oilfield Technologies, March 2002 to March 2006.

Kjell-Erik Oestdahl	47	Executive Vice President Operations, since January 2011; Vice President Supply Chain Services, May 2009 to January 2011; Vice President Operations WesternGeco, January 2008 to April 2009; Chief Procurement Officer at StatoilHydro ASA, March 2006 to November 2007; and North Sea GeoMarket Manager, January 2005 to February 2006.

Ashok Belani	53	Executive Vice President Technology, since January 2011; President, Reservoir Characterization Group, February 2010 to August 2011; Vice President and Chief Technology Officer, April 2006 to February 2010; and Senior Advisor, Technology, January 2006 to April 2006.

Douglas Pferdehirt	47	Executive Vice President Corporate Development and Communication, since January 2011; and President Reservoir Production Group, April 2006 to January 2011.

Stephanie Cox	43	Vice President Personnel, since May 2009; North Gulf Coast GeoMarket Manager, April 2006 to May 2009; and North & South America Personnel Manager, May 2004 to April 2006.

Mark Danton	55	Vice President - Director of Taxes, since January 1999.

Aaron Gatt Floridia	43	President Reservoir Characterization Group, since August 2011; President Middle East, May 2009 to July 2011; and General Manager – AGO, January 2007 to April 2009.

Howard Guild	40	Chief Accounting Officer, since July 2005.

Rodney Nelson	53	Vice President Government & Community Relations, since August 2011; Vice President Communications, Innovation and Collaboration, October 2007 to July 2011; Vice President Innovation and Collaboration, July 2006 to October 2007; and Vice President Strategic Marketing, July 2004 to July 2006.

Jean-Francois Poupeau	50	President Drilling Group, since May 2010; President Drilling & Measurements, July 2007 to April 2010; and Vice President Communications and Investor Relations, April 2006 to June 2007.

Patrick Schorn	43	President Reservoir Production Group, since January 2011; President Well Services, May 2008 to January 2011; and President Completions, April 2006 to April 2008.

Krishna Shivram	49	Vice President Treasurer, since January 2011; Controller Drilling Group, May 2010 to January 2011; Manager Mergers & Acquisitions, May 2009 to April 2010; Controller Oilfield Services, August 2006 to April 2009; and Vice President Finance WesternGeco, March 2004 to July 2006.

Malcolm Theobald	50	Vice President Investor Relations, since June 2007; and Global Account Director, September 2001 to June 2007.

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

The following discussion of risk factors may be important information in understanding our “forward-looking statements,” which are discussed immediately following Item 7A. of this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.

We urge you to consider carefully the risks described below, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. If any of the risks described below or elsewhere in this Form 10-K were to materialize, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose part or all of your investment. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our financial condition, results of operations and cash flows.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for the majority of our services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

—	demand for hydrocarbons, which is affected by general economic and business conditions;

—	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

—	oil and gas production levels by non-OPEC countries;

—	the level of excess production capacity;

—	political and economic uncertainty and sociopolitical unrest;

—	the level of worldwide oil and gas exploration and production activity;

—	access to potential resources;

—	governmental policies and subsidies;

—	the costs of exploring for, producing and delivering oil and gas;

—	technological advances affecting energy consumption; and

—	weather conditions.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations and cash flows.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the approximately 85 countries in which we operate.

Our non-United States operations accounted for approximately 68% of our consolidated revenue in 2011, 76% in 2010 and 84% in 2009. Operations in countries other than the United States are subject to various risks, including:

—	political and economic conditions in certain areas;

—	exposure to possible expropriation of our assets or other governmental actions;

—	social unrest, acts of terrorism, war or other armed conflict;

—	confiscatory taxation or other adverse tax policies;

—	deprivation of contract rights;

—	trade restrictions or embargoes imposed by the United States or other countries;

—	restrictions under the United States Foreign Corrupt Practices Act or similar legislation in other countries;

—	restrictions on the repatriation of income or capital;

—	currency exchange controls;

—	inflation; and

—	currency exchange rate fluctuations and devaluations.

In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, Sudan and Cuba, that are subject to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. United States law enforcement authorities are currently conducting a grand jury investigation and an associated regulatory inquiry related to our operations in certain of these countries. Additionally, in 2009 prior to being acquired by Schlumberger, Smith received an administrative subpoena with respect to its historical business practices in certain countries that are subject to United States trade and economic sanctions. If any of the risks described above materialize, or if any governmental investigation results in criminal or civil penalties or other remedial measures, it could reduce our earnings and our cash available for operations.

We are also subject to risks related to investment in our common stock in connection with certain US state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market price of our common stock.

Our offshore oil and gas operations could be adversely impacted by the Deepwater Horizon drilling rig accident as resulting changes in and compliance with restrictions or regulations on offshore drilling in the US Gulf of Mexico and in other areas around the world may adversely affect our business and operating results.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. As a result of the incident and related oil spill, the Secretary of the US Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue a suspension, of deepwater drilling activities, which was lifted on October 12, 2010. In October 2010, BOEMRE, now split into the Bureau of Ocean Energy Management and the Bureau of Safety and Environmental Enforcement, issued new guidelines and regulations regarding safety, environmental matters, drilling equipment and decommissioning applicable to drilling in the US Gulf of Mexico, and may take other additional steps that could result in permitting delays, increased costs of exploration and production and reduced areas of operations which could reduce the demand for our services.

At this time, we cannot predict with any certainty what further impact, if any, the Deepwater Horizon incident may have on the regulation of offshore oil and gas exploration and development activity, or on the cost or availability of insurance coverage to cover the risks of such operations. The enactment of new or stricter regulations in the United States and other countries where we operate could adversely affect our financial condition, results of operations and cash flows.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives and to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of potentially contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations. We believe we are currently in substantial compliance with environmental laws and regulations.

We could be subject to substantial liability claims, which could adversely affect our financial condition, results of operations and cash flows.

The technical complexities of our operations are such that we are exposed to a wide range of significant health, safety and environmental risks. Our offerings involve production-related activities, radioactive materials, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving these services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to property, equipment or the environment, or suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

Demand for our products and services could be reduced by changes in governmental regulations or in the law.

International, national and state governments and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas emissions. Such legislation, as well as government initiatives to conserve energy or to promote the use of alternative energy sources, may significantly curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect our financial condition, results of operations and cash flows.

International, national and state governments and agencies are also currently evaluating and promulgating legislation and regulations that are focused on the extraction of shale gas using hydraulic fracturing. Such legislation or regulations could lead to operational delays and increased costs and, therefore, reduce demand for our pressure pumping services. If additional international, national or state legislation or regulations are enacted, it could adversely affect our financial condition, results of operations and cash flows.

If we are unable to maintain technology leadership, this could adversely affect any competitive advantage we hold.

If we are unable to develop and produce competitive technology or deliver it to our clients—in a timely and cost-competitive manner in the various markets we serve, it could adversely affect our financial condition, results of operations and cash flows.

Limitations on our ability to protect our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending or are trade secrets. Our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, which could adversely affect our financial condition, results of operations and cash flows.

We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows. Additionally, developing non-infringing technologies would increase our costs.

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

Our business may be materially affected by severe weather conditions in areas where we operate. This may entail the evacuation of personnel and stoppage of services. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of activities. Any of these events could adversely affect our financial condition, results of operations and cash flows.

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

The following sets forth Schlumberger’s principal owned or leased facilities by business segment:

Oilfield Services: Beijing, China; Clamart and Abbeville, France; Mumbai, India; Fuchinobe, Japan; Oslo and Dusavik, Norway; Singapore; Abingdon, Cambridge, Gatwick and Stonehouse, United Kingdom; Moscow, Russia; and within the United States: Boston, Massachusetts; Houston, Rosharon and Sugar Land, Texas; Ponca City, Oklahoma; Lawrence, Kansas; Battle Mountain, Nevada; Greybull, Wyoming and Florence, Kentucky.

Distribution: Edmonton, Canada; and within the United States: LaPorte, Texas; Long Beach, California; and South Plainfield, New Jersey.

Item 3.	Legal Proceedings.

The information with respect to Item 3. Legal Proceedings is set forth in Note 16 of the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

The barite and bentonite mining operations of M-I LLC, which, following our acquisition of Smith, became an indirect wholly-owned subsidiary, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.

PART II

Item 5.	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2011, there were approximately 23,719 stockholders of record. The principal United States market for Schlumberger’s common stock is the NYSE, where it is traded under the symbol “SLB,” although it is traded on other exchanges in and outside the United States, including the Euronext Paris, the London Stock Exchange and the SIX Swiss Exchange.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2011 and 2010, were:

	Price Range		Dividends Declared
	High	Low
2011
QUARTERS
First	$95.64	$79.74	$0.25
Second	95.00	79.55	0.25
Third	95.53	58.77	0.25
Fourth	77.65	54.79	0.25
2010
QUARTERS
First	$72.00	$59.42	$0.21
Second	73.99	51.67	0.21
Third	63.72	52.91	0.21
Fourth	84.11	60.57	0.21

On January 19, 2012, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 10%, to $0.275.

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.

The following graph compares the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500 Index) and the cumulative total return on the Philadelphia Oil Service Index (OSX) over the five-year period ended December 31, 2011. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of five-year cumulative total return among

Schlumberger common stock, the S&P 500 Index and the

Philadelphia Oil Service Index (OSX)

Assumes $100 invested on December 31, 2006 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index (OSX) and reinvestment of dividends on the last day of the month of payment.

Share Repurchases

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2011 was as follows:

(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2011	3,286.0	$64.91	3,286.0	$2,273,344
November 1 through November 30, 2011	2,852.3	$73.04	2,852.3	$2,065,022
December 1 through December 31, 2011	3,015.0	$70.90	3,015.0	$1,851,255

	9,153.3	$69.42	9,153.3

In connection with the exercise of stock options under Schlumberger’s incentive compensation plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options. Schlumberger does not view these transactions as requiring disclosure under this Item 5. as the number of shares of Schlumberger common stock received from optionholders is not material.

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

(Stated in millions, except per share amounts)
	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenue	$39,540	$27,447	$22,702	$27,163	$23,277
Income from continuing operations	$4,793	$4,266	$3,164	$5,422	$5,177
Diluted earnings per share from continuing operations	$3.51	$3.38	$2.61	$4.42	$4.20
Working capital	$10,001	$7,233	$6,391	$4,811	$3,551
Total assets	$55,201	$51,767	$33,465	$32,094	$27,853
Net debt (1)	$4,850	$2,638	$126	$1,129	$1,857
Long-term debt	$8,556	$5,517	$4,355	$3,694	$3,794
Schlumberger stockholders’ equity	$31,263	$31,226	$19,120	$16,862	$14,876
Cash dividends declared per share	$1.00	$0.84	$0.84	$0.84	$0.70

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

Executive Overview

After the strong recovery of 2010, when worldwide oil demand grew 2.7 million barrels per day to 88.3 million barrels per day corresponding to the largest year-on-year increase in 30 years, oil demand grew only by a modest 0.7 million barrels per day in 2011. This resulted from the combination of economic concerns in the OECD countries and lower growth in the emerging economies. On the supply side, the unrest in North Africa and the Middle East, and more specifically the shutdown of Libyan production from early in the first quarter through the end of the third quarter, significantly tightened worldwide production capacity thereby limiting OPEC spare capacity to its lowest level since 2008. Non-OPEC production remained essentially flat year-on-year, as the steady increase in North American liquids production was offset by the declining output of mature basins. Tight supply maintained sufficient pressure on oil prices to offset sluggish demand growth, and yearly average prices set new records.

Natural gas markets behaved differently between the three major geographic areas of consumption. In North America, a continuous increase in unconventional gas production, modest demand growth, and mild weather at the beginning of the winter season contributed to maintain storage at or above five-year highs and keep natural gas prices low. In Asia, the need for alternative energy sources following the Fukushima incident, along with the fast growing demand in non-OECD economies maintained gas prices high and led to a significant increase in the demand for liquified natural gas. In Europe, despite decreasing demand, prices continued to be supported by the influence of Asian demand on common suppliers’ prices and by declining production in the North Sea.

In this environment, Schlumberger Oilfield Services revenue reached a historical high in 2011 of $37 billion—an increase of 39% over 2010. While this reflected a full year of revenue from the acquisitions of Smith International in August 2010 and Geoservices in April the same year, overall business conditions worldwide also improved during the year. In North America, which grew by 82% compared to 2010, this was seen through increased activity, stronger pricing and improved asset utilization as the market continued to shift to the liquids-rich plays that demanded higher service intensity in drilling and completing horizontal wells. A gradual return to activity in the deepwater US Gulf of Mexico, which accelerated as the year progressed also contributed to North American results. International growth of 24% was marked by strengthening activity in deepwater areas and active exploration basins as well as by signs of pricing traction for certain Technologies. In the Latin America Area, where revenue grew by 29%, drilling and production activity increased. Europe, CIS and Africa grew by 22% in revenue terms with strength in the North Sea and Russia but suffered the most in terms of the geopolitical unrest that affected North Africa and the Middle East with Libya shut down from late-February until operations recommenced in October. Revenue in the Middle East & Asia Area increased by 21% driven by improving activity in Iraq and Saudi Arabia although these improvements were slowed by geopolitical unrest.

All three Product Groups saw improved activity. The most substantial gain (73%) was recorded by the Drilling Group due largely to the full year’s revenue from the acquisitions of Smith International and Geoservices. However, this was underpinned by growth across almost all Drilling Group Technologies driven by overall activity and pricing gains during the year for Drilling & Measurements services. The ramp-up in Integrated Project Management (IPM) well construction projects in Iraq also contributed to the growth. Reservoir Production services and products grew by 41% led by Well Services in North America through higher pricing, capacity additions and improved asset utilization and efficiency as the market transitioned to liquid-rich plays. Reservoir Characterization grew by 7%, led by Wireline on activity mix and WesternGeco on higher multiclient seismic sales.

Market penetration of new technologies in a number of areas also contributed to the year’s performance. In Reservoir Characterization services, the growing wave of exploration projects increased demand for the Wireline Scanner Family* measurements that provide more complete understanding of difficult and complex formations. In many cases, complementary technologies deployed included InSitu Fluid Analyzer* and Quicksilver Probe* formation fluid testing and sampling services while other advanced Wireline technologies were used in the evaluation of unconventional reservoirs. WesternGeco benefited from this trend with new contracts for Coil Shooting* and Dual Coil Shooting* full-azimuth seismic acquisition surveys, a type of survey unique to Schlumberger.

Further integration of Schlumberger and Smith drilling-focused technologies boosted Drilling Group results. In particular, the growing use of Smith IDEAS* modeling software enabled optimal selection of bottomhole assembly components, particularly in matching drillbits to rotary steerable systems. Among individual product lines, Smith drillbit technologies benefited from the larger Schlumberger geographical footprint, while Drilling & Measurements Scope Family* logging-while-drilling services played significant roles in enhancing performance in a number of complex, high-profile wells. In particular, China and Russia saw increasing penetration of Schlumberger Drilling Group technologies.

Demand for reservoir production technologies was boosted by growing deployment of the HiWAY* channel fracturing service in unconventional and tight reservoir applications around the world. By midyear, HiWAY technology had been introduced across all four geographical Areas, with more than 1,200 stages pumped. The HiWAY service is part of the Schlumberger approach that achieves more performance with less equipment and resources and this number of stages alone saved over 60,000 tons of proppant compared to conventional operations. In the fourth quarter, stages pumped grew by 50% sequentially and operations were conducted for 35 customers.

A number of small technology-based acquisitions were completed during 2011 in addition to completion of the Eurasia Drilling Company Ltd asset swap and strategic alliance announced in 2010. These included the purchase of the remaining equity interest in Framo Engineering AS, a privately owned Norwegian company specializing in the sales and manufacture of products and services related to multiphase pumps and subsea pump systems, multiphase metering systems and swivel and marine systems. Schlumberger also completed the purchase of ThruBit LLC, a company providing openhole logging services using a unique through-the-bit deployment technique that offers a novel way of obtaining wireline logs in horizontal wells in shale plays.

In IPM, Schlumberger and Saxon Energy Services merged their respective land-based rig fleets resulting in Schlumberger rigs and crews operating in Oman, Pakistan and Venezuela becoming part of Saxon’s operations. Under the terms of the agreement, Saxon will also provide technical drilling contracting support to existing Schlumberger joint ventures in Saudi Arabia, Algeria, Iraq and Venezuela, ensuring availability and support to Schlumberger well construction activities. As part of a stronger focus on the growing production services enhancement market, Schlumberger Production Management was formed during the year to increase market participation and became responsible for the Casabe and Bokor projects that were previously managed by IPM.

For 2012, projected Gross Domestic Product (GDP) growth continued to be revised downwards during the fourth quarter, and positive signs from the US and Japan are offset by continued concerns over the Eurozone and the potential slowing of growth in China. In spite of the political efforts to resolve the issues, the uncertainty surrounding the global financial markets is expected to continue in the coming quarters, and although the chance of a global double-dip recession remains a possibility, this is not expected to be the most likely scenario.

In line with lower GDP growth, oil demand outlook has also been revised downwards during the fourth quarter although the increasing weight of the emerging economies, the weakness of non-OPEC supply, and a number of geopolitical concerns have supported oil prices. Absent a global recession, these are not expected to weaken significantly. For natural gas worldwide, little change is expected in the behavior of the main geographical markets in 2012 compared to 2011.

Feedback from Schlumberger customers and the findings from recently published spending surveys suggest that exploration and production investment in 2012 will be higher than that of 2011, although the predicted levels vary. The same surveys suggest that exploration spending will continue to increase.

Against this backdrop Schlumberger is planning for growth in 2012, although with significant flexibility. In North America, land rig count is expected to remain flat with 2011 fourth-quarter levels, provided the ongoing drop in gas rig activity will be countered by increasing activity in liquids and liquids-rich basins. A continued recovery in the deepwater Gulf of Mexico is also expected, with strong demand for high-value technologies. In international markets, rig count in 2012 is expected to increase by around 10% versus 2011, driven by strong offshore activity in West Africa, North Sea and Brazil, and by land activity in the Middle East, North Africa and Western Siberia.

Overall Schlumberger remains confident that any potential reductions in activity will be short-lived due to limited spare oil capacity and to growing international demand for natural gas. Further, the company believes its competitive position remains strong given its strength in the international market in terms of global footprint and contract portfolio, and given the balance that has been established between reservoir characterization, drilling and production services in North America.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

Fourth Quarter 2011 Results

Products Groups

(Stated in millions)
	Fourth Quarter 2011		Third Quarter 2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$2,787	$777	$2,488	$610
Drilling	3,909	658	3,676	613
Reservoir Production	3,598	768	3,373	707
Eliminations & other	8	(34)	9	1

	10,302	2,169	9,546	1,931

Distribution	685	26	698	31
Eliminations	(13)	–	(15)	–

	672	26	683	31

Corporate & other (1)	–	(154)	–	(158)
Interest income (2)	–	8	–	9
Interest expense (3)	–	(81)	–	(69)
Charges & credits (4)	–	(82)	–	(27)

	$10,974	$1,886	$10,229	$1,717

Geographic Areas

(Stated in millions)
	Fourth Quarter 2011		Third Quarter 2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$3,516	$947	$3,304	$836
Latin America	1,834	302	1,655	270
Europe/CIS/Africa	2,704	476	2,494	408
Middle East & Asia	2,136	500	2,003	444
Eliminations & other	112	(56)	90	(27)

	10,302	2,169	9,546	1,931

Distribution	685	26	698	31
Eliminations	(13)	–	(15)	–

	672	26	683	31

Corporate & other (1)	–	(154)	–	(158)
Interest income (2)	–	8	–	9
Interest expense (3)	–	(81)	–	(69)
Charges & credits (4)	–	(82)	–	(27)

	$10,974	$1,886	$10,229	$1,717

(1)

Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the acquisition of Smith and certain other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2011 – $3 million; third quarter 2011 – $1 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2011 – $5 million; third quarter 2011 – $1 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Fourth-quarter revenue of $10.30 billion increased 8% sequentially with increases across all Groups and geographical Areas.

Sequentially, Reservoir Characterization revenue increased on strong WesternGeco multiclient sales in the US Gulf of Mexico and the Angola GeoMarket, together with robust end-of-year Schlumberger Information Solutions (SIS) software sales across all Areas. WesternGeco also improved with the resumption of land seismic activity in the Middle East and new surveys in North Africa. Wireline reported considerable growth across all geographical Areas, and particularly on stronger offshore exploration activities in the Nigeria & Gulf of Guinea, Southern & Eastern Africa and Central & West Africa GeoMarkets. Drilling revenue increased on higher M-I SWACO activity in North America Land, the US Gulf of Mexico and Latin America. IPM revenue increased significantly, mostly from projects in Mexico and Iraq, while Drilling & Measurements revenue was higher on improved pricing and strong activity in the US Gulf of Mexico and the Nigeria & Gulf of Guinea GeoMarket. Reservoir Production revenue increased, driven by stronger Completions and Artificial Lift product sales across all Areas. In North America Land, Well Services grew through capacity additions and continued improvements in asset utilization and crew efficiency. In addition, Framo and Schlumberger Production Management (SPM) posted strong sequential increases.

On a geographical basis, North America Area revenue grew sequentially on increasing deepwater work in the US Gulf of Mexico, higher rig count and land activity in the US and Canada, and significant WesternGeco multiclient sales. In addition, Well Services reported considerable increases from additional fleet deployment and continued improvements in asset utilization and crew efficiency. In the Latin America Area, strong revenue was recorded in the Mexico & Central America GeoMarket from higher IPM project activities and SIS software sales; in the Venezuela, Trinidad & Tobago GeoMarket from WesternGeco marine seismic activities; and in the Peru, Colombia & Ecuador GeoMarket from robust Artificial Lift product sales. In the Europe/CIS/Africa Area, strong results were led by the Angola GeoMarket, which saw vigorous WesternGeco multiclient sales in addition to expanded presalt offshore activity for Wireline, Testing Services & Drilling & Measurements; the Nigeria & Gulf of Guinea GeoMarket, which recorded robust Completions product sales and higher Drilling & Measurements and Wireline activity; and the North Africa GeoMarket that reported higher Wireline, Testing Services, Well Services and IPM project activity. These increases, however, were reduced by lower North Sea activity which was impacted by seasonal weather issues. In the Middle East & Asia Area, strong Completions and Artificial Lift product sales and robust SIS software sales drove results—particularly in the India GeoMarket. These results were augmented by continued growth in the Saudi Arabia, Bahrain GeoMarket due to the rebound of land seismic acquisition, strong rigless activity and land rig additions. The Oman GeoMarket grew primarily on higher Wireline and Artificial Lift activities while the Iraq GeoMarket saw an increase in non-project services in addition to new IPM projects.

Pretax operating income of $2.17 billion increased 12% sequentially over prior quarter. Pretax operating margin increased 82 basis points (bps) sequentially to 21.1% primarily due to the strong sales of WesternGeco multiclient licenses, SIS software and Completions products. Drilling & Measurements and Wireline also contributed to this sequential improvement through increasing higher-margin exploration activities.

Reservoir Characterization

Fourth-quarter revenue of $2.79 billion was 12% higher sequentially. Pretax operating income of $777 million was 28% higher compared to the third quarter of 2011.

WesternGeco and SIS posted significant sequential revenue growth on strong multiclient sales in the US Gulf of Mexico and the Angola GeoMarket, and on robust software sales across all geographical Areas, respectively. WesternGeco also improved on the resumption of land seismic activity in the Middle East and new surveys in North Africa. Wireline recorded increases across all Areas led by stronger offshore exploration activities in the Nigeria & Gulf of Guinea, Southern & Eastern Africa and Central & West Africa GeoMarkets. Data & Consulting Services and Testing Services also posted gains.

Sequentially, pretax operating margins increased markedly by 340 bps to 27.9% through the seasonally strong sales of WesternGeco multiclient licenses and SIS software. Increasing higher-margin Wireline exploration activities also contributed to the growth.

Drilling

Fourth-quarter revenue of $3.91 billion was 6% higher sequentially. Pretax operating income of $658 million improved 7% sequentially.

Significant sequential revenue growth was recorded by M-I SWACO from higher rig count on land in the US & Canada; sustained growth in deepwater activity in the US Gulf of Mexico; and strong contributions in Latin America. IPM activity increased significantly, mainly from projects in Mexico and in Iraq. Drilling & Measurements revenue increased on improved pricing and strong activity in the US Gulf of Mexico and the Nigeria & Gulf of Guinea GeoMarket, although this was partially offset by weather-related activity reductions in the North Sea and East Asia GeoMarkets. In addition, Geoservices and Bits & Advanced Technologies registered robust sequential increases.

Sequentially, pretax operating margins were up slightly to 16.8%. Drilling & Measurements obtained increased margins from improved technology mix and service pricing but this was partly offset by the effects of weather-related activity delays and reductions. Most of the other Technologies exacted margin expansion following the continued successful integration and expansion of Smith, Geoservices and Schlumberger drilling technologies.

Reservoir Production

Fourth-quarter revenue of $3.60 billion increased 7% over the prior quarter. Pretax operating income of $768 million was 9% higher sequentially.

Among Reservoir Production Group Technologies, Completions and Artificial Lift posted the strongest sequential growth driven by robust product sales across all Areas. Well Services sequential growth was seen mainly in North America Land as additional fleets deployed and continued improvements in asset utilization and crew efficiency were achieved although these positive factors were partially muted by the impact of year-end seasonal effects. Framo and SPM also posted strong sequential increases.

Sequentially, fourth-quarter pretax operating margins were slightly up at 21.3%. Completions, Artificial Lift and Well Services reported improvements from strong sales.

Full-Year 2011 Results

(Stated in millions)
	2011		2010
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$9,929	$2,449	$9,321	$2,321
Drilling	14,248	2,275	8,230	1,334
Reservoir Production	12,748	2,616	9,053	1,368
Eliminations & other	34	(35)	69	48

	36,959	7,305	26,673	5,071

Distribution	2,621	103	774	29
Eliminations	(40)	–	–	–

	2,581	103	774	29

Corporate & other (1)	–	(592)	–	(405)
Interest income (2)	–	37	–	43
Interest expense (3)	–	(290)	–	(202)
Charges & credits (4)	–	(225)	–	620

	$39,540	$6,338	$27,447	$5,156

(Stated in millions)
	2011		2010
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$12,273	$3,051	$6,729	$1,145
Latin America	6,453	1,072	4,985	808
Europe/CIS/Africa	9,761	1,489	8,024	1,457
Middle East & Asia	8,065	1,868	6,650	1,764
Eliminations & other	407	(175)	285	(103)

	36,959	7,305	26,673	5,071

Distribution	2,621	103	774	29
Eliminations	(40)	–	–	–

	2,581	103	774	29

Corporate & other (1)	–	(592)	–	(405)
Interest income (2)	–	37	–	43
Interest expense (3)	–	(290)	–	(202)
Charges & credits (4)	–	(225)	–	620

	$39,540	$6,338	$27,447	$5,156

(1)

Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the acquisition of Smith and certain other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2011 – $3 million; 2010 – $7 million).
(3)	Excludes interest expense included in the segments’ income (2011 – $8 million; 2010 – $5 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Full-year 2011 revenue of $37.0 billion was 39% higher than 2010 primarily reflecting the acquisition of Smith on August 27, 2010 as well as the significantly improved activity, pricing and asset efficiency for Well Services Technologies in North America as the market transitioned to liquid-rich plays demanding increasing service intensity in drilling and completing horizontal wells.

Year-on-year pretax operating margin increased 75 bps to 19.8% largely due to the improved pricing and asset efficiency for Well Services Technologies in North America and the resumption of higher-margin activity in the US Gulf of Mexico. However, the margin expansion was tempered by activity disruptions from the geopolitical unrest in North Africa and in the Middle East during the first quarter of 2011.

Reservoir Characterization

Revenue of $9.93 billion was 7% higher than the same period last year on stronger Wireline activity, higher WesternGeco marine and multiclient sales, and increased SIS software sales.

Year-on-year, pretax operating margin decreased 23 bps to 24.7% led by margin declines in Wireline and Testing Services, largely due to the revenue mix, as well as the impact of geopolitical events which prevailed during the first quarter of 2011. The margin decline however was partially offset by a favorable WesternGeco multiclient sales mix and improved marine vessel utilization.

Drilling

Revenue of $14.25 billion was 73% higher than the same period last year reflecting the acquisitions of Smith, in August 2010, and Geoservices, in April 2010, partially offset by a decrease in IPM activities in Mexico. The ramp-up of IPM projects in Iraq also contributed to the revenue increase.

Year-on-year, pretax operating margin decreased 24 bps to 16.0% largely due to the addition of the Smith and Geoservices activities as well as the effects of the geopolitical events.

Reservoir Production

Revenue of $12.75 billion was 41% higher than the same period last year while pretax operating margin increased 541 bps to 20.5%. Well Services revenue and margins expanded strongly in North America on higher pricing, capacity additions and improved asset utilization and efficiency as the market transitioned to liquid-rich plays. Internationally, Well Services also posted growth on the strength of higher activity, despite the exceptional geopolitical events which prevailed during the first quarter of 2011.

Distribution

Revenue of $2.62 billion increased $1.85 billion, while pretax operating income of $103 million increased $74 million compared to last year. These increases are attributable to the fact that 2010 reflected only four months of activity following the Smith acquisition.

Full-Year 2010 Results

(Stated in millions)
	2010		2009
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$9,321	$2,321	$9,502	$2,559
Drilling	8,230	1,334	5,881	1,245
Reservoir Production	9,053	1,368	7,282	780
Eliminations & other	69	48	37	51

	26,673	5,071	22,702	4,635

Distribution	774	29	–	–

	774	29	–	–

Corporate & other (1)	–	(406)	–	(327)
Interest income (2)	–	43	–	52
Interest expense (3)	–	(202)	–	(188)
Charges & credits (4)	–	621	–	(238)

	$27,447	$5,156	$22,702	$3,934

(Stated in millions)
	2010		2009
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$6,729	$1,145	$4,217	$387
Latin America	4,985	808	4,552	864
Europe/CIS/Africa	8,024	1,457	7,737	1,821
Middle East & Asia	6,650	1,764	5,961	1,817
Eliminations & other	285	(103)	235	(254)

	26,673	5,071	22,702	4,635

Distribution	774	29	–	–

	774	29	–	–

Corporate & other (1)	–	(406)	–	(327)
Interest income (2)	–	43	–	52
Interest expense (3)	–	(202)	–	(188)
Charges & credits (4)	–	621	–	(238)

	$27,447	$5,156	$22,702	$3,934

(1)	Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the acquisition of Smith and certain other nonoperating items.
(2)	Excludes interest income included in the segments’ income (2010 – $7 million; 2009 – $10 million).
(3)	Excludes interest expense included in the segments’ income (2010 – $5 million; 2009 – $33 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Full-year 2010 revenue of $26.67 billion was 17% higher than 2009. This increase was largely attributable to the acquisition of Smith as well as significantly higher activity and pricing for Well Services technologies in US land. However, these increases were partially offset by lower activity in the US Gulf of Mexico due to the deepwater drilling moratorium and by lower pricing and activity in Europe/CIS/Africa.

Year-on-year, pretax operating margin declined 141 bps to 19.0% primarily due to the inclusion of the acquired Smith businesses as well as the reduced activity and weaker pricing in the Europe/CIS/Africa Area. These effects, however, were partially offset by the impact of the stronger activity and pricing for Well Services technologies in US land.

Reservoir Characterization

Revenue of $9.32 billion was 2% lower than last year. WesternGeco revenue decreased primarily due to reduced activity and pricing for Marine acquisition services, which was partially offset by higher sales of wide-azimuth multiclient surveys in the US Gulf of Mexico. Wireline revenue fell primarily due to the deepwater drilling moratorium in the Gulf of Mexico and reduced activity and lower pricing in Europe/CIS/Africa. Testing Services revenue also decreased as a result of lower activity and pricing in Europe/CIS/Africa. These decreases were partially offset by an increase in SIS revenue primarily in Latin America and North America.

Year-on-year, pretax operating margin decreased 203 bps to 24.9% mostly due to the lower activity and pricing for Wireline and Testing services in Europe/CIS/Africa and from the impact of the moratorium in the US Gulf of Mexico.

Drilling

Revenue of $8.23 billion was 40% higher than the previous year. This increase was primarily driven from the acquisitions of Smith and Geoservices during 2010 partially offset by lower revenue for Drilling & Measurements due to the impact of the deepwater drilling moratorium in the US Gulf of Mexico and generally lower pricing in international markets.

Year-on-year, pretax operating margin decreased 496 bps to 16.2% due to the inclusion of the Smith and Geoservices technologies as well the lower pricing and activity for Drilling & Measurements.

Reservoir Production

Revenue of $9.05 billion was 24% higher year-on-year mostly from significantly higher pricing and activity for Well Services technologies in North America and increased gain share from SPM field production projects in Latin America. In addition, an $87 million early payout relating to services on an SPM gain share project, triggered by the customer’s sale of the field, also contributed to the revenue growth.

Year-on-year, pretax operating margin increased 440 bps to 15.1% primarily due to improved pricing and activity for Well Services in North America and strong contribution from the SPM field production projects. The SPM gain share early payout mentioned above contributed approximately $55 million to pretax operating income.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2011	2010	2009
Interest income	$40	$50	$61
Equity in net earnings of affiliated companies:
M-I SWACO	–	78	131
Others	89	86	78
Other	–	–	3

	$129	$214	$273

Equity in Net Earnings of Affiliated Companies

Equity income from the M-I SWACO joint venture in 2010 represents eight months of equity income through the closing of the Smith transaction.

Interest Expense

Interest expense of $298 million in 2011 increased by $91 million compared to 2010 primarily due to the $4.6 billion of long-term debt that Schlumberger issued during 2011.

Interest expense of $207 million in 2010 decreased by $14 million compared to 2009 primarily due to a decline in the weighted average borrowing rates, from 3.9% to 3.2%.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2011	2010	2009
Research & engineering	2.7%	3.3%	3.5%
General & administrative	1.1%	1.1%	1.1%

Although Research & engineering decreased as a percentage of revenue in 2011 as compared to 2010 and in 2010 compared to 2009, it has increased in absolute dollars by $154 million and $117 million, respectively. These increases in absolute dollars were driven in large part by the impact of the Smith acquisition.

Income Taxes

The Schlumberger effective tax rate was 24.4% in 2011, 17.3% in 2010, and 19.6% in 2009.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

The effective tax rate for both 2011 and 2010 was impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements. Excluding the impact of these charges and credits, the effective tax rate in 2011 was 24.0% compared to 20.6% in 2010. This increase in the effective tax rate, excluding the impact of the charges and credits, was primarily attributable to the fact that Schlumberger generated a larger proportion of its pretax earnings in North America in 2011 as compared to 2010 as a result of improved market conditions and the effect of a full year’s activity from the acquired Smith businesses.

The effective tax rate for 2009 was also impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements, but to a much lesser extent. Excluding charges and credits, the effective tax rate in 2010 was 20.6% compared to 19.2% in 2009. This increase is largely attributable to the geographic mix of earnings as well as the inclusion of four months’ results from the acquisition of Smith, which served to increase the Schlumberger effective tax rate.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2011, 2010 and 2009. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2011 charges and credits:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$115	$19	$96	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative
Write-off of assets in Libya	60	–	60	Cost of revenue -Oilfield Services

	$225	$29	$196

The following is a summary of the 2010 charges and credits:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	–	63	Restructuring & other
Professional fees and other	107	1	106	Merger & integration
Merger-related employee benefits	58	10	48	Merger & integration
Inventory fair value adjustments	153	56	97	Cost of revenue - Oilfield Services
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	60	23	37	Restructuring & other

Total restructuring and merger-related charges	649	114	535

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO
Impact of elimination of tax deduction related to Medicare Part D subsidy	–	(40)	40	Taxes on income

	$(621)	$42	$(663)

The following is a summary of the 2009 charges:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Workforce reductions	$102	$17	$85	Restructuring & other
Postretirement benefits curtailment	136	14	122	Restructuring & other

	$238	$31	$207

Cash Flow

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

(Stated in millions)
	2011	2010	2009
Net Debt, beginning of year	$(2,638)	$(126)	$(1,129)
Income from continuing operations	4,793	4,266	3,164
Depreciation and amortization (1)	3,281	2,759	2,476
Gain on M-I SWACO investment	–	(1,270)	–
Pension and other postretirement benefits expense	365	299	306
Pension and other postretirement benefits curtailment charge	–	–	136
Excess of equity income over dividends received	(64)	(85)	(103)
Stock -based compensation expense	272	198	186
Other non-cash items	203	327	162
Pension and other postretirement benefits funding	(601)	(868)	(1,149)
(Increase) decrease in working capital	(2,185)	230	(258)
Capital expenditures	(4,016)	(2,914)	(2,395)
Multiclient seismic data capitalized	(289)	(326)	(230)
Dividends paid	(1,300)	(1,040)	(1,006)
Stock repurchase program	(2,998)	(1,717)	(500)
Proceeds from employee stock plans	438	401	206
Net debt assumed in merger with Smith	–	(1,829)	–
Geoservices acquisition, net of debt acquired	–	(1,033)	–
Business acquisitions and other transactions	(610)	(212)	(514)
Proceeds from divestiture of Global Connectivity Services business	385	–	–
Conversion of debentures	–	320	–
Translation effect on net debt	23	30	(59)
Other	91	(48)	581

Net Debt, end of year	$(4,850)	$(2,638)	$(126)

(1)	Includes multiclient seismic data costs.

(Stated in millions)
Components of Net Debt	Dec. 31 2011	Dec. 31 2010	Dec. 31 2009
Cash	$1,705	$1,764	$617
Short-term investments	3,122	3,226	3,999
Fixed income investments, held to maturity	256	484	738
Short-term borrowings and current portion of long-term debt	(1,377)	(2,595)	(804)
Convertible debentures	–	–	(321)
Long-term debt	(8,556)	(5,517)	(4,355)

	$(4,850)	$(2,638)	$(126)

Key liquidity events during 2011, 2010 and 2009 included:

—

During the third quarter of 2011, Schlumberger issued $1.1 billion of 1.950% Senior Notes due 2016, $1.6 billion of 3.300% Senior Notes due 2021 and $300 million of Floating Rate Senior Notes due 2014 that bear interest at a rate equal to three-month LIBOR plus 55 bps per year.

—	During the second quarter of 2011, Schlumberger completed the divestiture of its Global Connectivity Services business for approximately $385 million in cash.

—	During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.200% Senior Notes due 2021 and $500 million of 2.650% Senior Notes due 2016.

—

During the first quarter of 2011, Schlumberger repurchased all of its outstanding 9.75% Senior Notes due 2019, 8.625% Senior Notes due 2014 and 6.00% Senior Notes due 2016 for approximately $1.26 billion.

—

As a result of the Smith acquisition on August 27, 2010, Schlumberger assumed net debt of $1.8 billion. This amount consisted of $2.2 billion of debt (including a $0.4 billion adjustment to increase Smith’s long-term fixed rate debt to its estimated fair value) and $0.4 billion of cash.

—	During the second quarter of 2010, Schlumberger completed the acquisition of Geoservices for cash of $0.9 billion. Schlumberger assumed net debt of $0.1 billion in connection with this transaction.

—	During the third and fourth quarters of 2010, Schlumberger repurchased the following debt:

(Stated in millions)
Carrying Value
6.50% Notes due 2012	$649
6.75% Senior Notes due 2011	224
9.75% Senior Notes due 2019	212
6.00% Senior Notes due 2016	102
8.625% Senior Notes due 2014	88

$1,275

The premium paid in excess of the carrying value to repurchase the $1.275 billion of debt was approximately $67 million.

—

Schlumberger maintains a €3.0 billion Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.

During the fourth quarter of 2010, Schlumberger issued €1.0 billion 2.75% Guaranteed Notes due under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US denominated debt on which Schlumberger will pay interest in US dollars at a rate of 2.56%. During the first quarter of 2009, Schlumberger issued €1.0 billion 4.50% Guaranteed Notes due 2014 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%.

—	During the third quarter of 2009, Schlumberger issued $450 million of 3.00% Guaranteed Notes due 2013.

—

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013. Schlumberger had repurchased $6.15 billion of shares under this program as of December 31, 2011.

The following table summarizes the activity under this share repurchase program during 2011, 2010 and 2009:

(Stated in thousands except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
2011	$2,997,688	36,940.4	$81.15
2010	$1,716,675	26,624.8	$64.48
2009	$500,097	7,825.0	$63.91

—	Cash flow provided by operations was $6.2 billion in 2011, $5.5 billion in 2010 and $5.3 billion in 2009.

At times in recent periods, Schlumberger has experienced delays in payments from certain of its customers. Schlumberger operates in approximately 85 countries. At December 31, 2011, only four of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

—	Dividends paid during 2011, 2010 and 2009 were $1.30 billion, $1.04 billion and $1.01 billion, respectively.

On January 19, 2012, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 10%, to $0.275.

On January 21, 2011, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 19%, to $0.25.

—	Capital expenditures were $4.0 billion in 2011, $2.9 billion in 2010 and $2.4 billion in 2009. Capital expenditures are expected to approach $4.5 billion for the full year 2012.

—

During 2011, 2010 and 2009 Schlumberger made contributions of $601 million, $868 million and $1.1 billion, respectively, to its postretirement benefit plans. The US pension plans were 87% funded at December 31, 2011 based on the projected benefit obligation. This compares to 95% funded at December 31, 2010.

Schlumberger’s international defined benefit pension plans are a combined 88% funded at December 31, 2011 based on the projected benefit obligation. This compares to 92% funded at December 31, 2010.

Schlumberger currently anticipates contributing approximately $600 million to its postretirement benefit plans in 2012, subject to market and business conditions.

—

There were $321 million outstanding Series B debentures at December 31, 2009. During 2010, the remaining $320 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 8.0 million shares of Schlumberger common stock and the remaining $1 million of outstanding Series B debentures were redeemed for cash.

As of December 31, 2011, Schlumberger had approximately $4.8 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $2.8 billion was available and unused as of December 31, 2011. This included $3.5 billion of committed facilities which support commercial paper borrowings in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Schlumberger had $0.9 billion of commercial paper outstanding as of December 31, 2011.

Summary of Major Contractual Obligations

(Stated in millions)
		Payment Period
Contractual Obligations	Total	2012	2013 – 2014	2015 –2016	After 2016
Debt (1)	$9,933	$1,377	$2,773	$3,089	$2,694
Operating Leases	1,429	313	420	255	441
Purchase Obligations (2)	3,707	2,647	386	298	376

	$15,069	$4,337	$3,579	$3,642	$3,511

(1)	Excludes future payments for interest.
(2)

Represents an estimate of contractual obligations in the ordinary course of business. Although these contractual obligations are considered enforceable and legally binding, the terms generally allow Schlumberger the option to reschedule and adjust its requirements based on business needs prior to the delivery of goods.

Refer to Note 18 Pension and Other Benefit Plans of the Consolidated Financial Statements for details regarding Schlumberger’s pension and other postretirement benefit obligations.

As discussed in Note 14 Income Taxes of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2011 is approximately $1.35 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Multiclient Seismic Data

The WesternGeco business capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2011 and 2010 was $425 million and $394 million, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

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

Goodwill, Intangible Assets and Long-Lived Assets

Schlumberger records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. The goodwill relating to each of Schlumberger’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment may have occurred.

Under generally accepted accounting principles, Schlumberger has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, Schlumberger determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. However, if Schlumberger concludes otherwise, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Schlumberger has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

For purposes of performing the impairment test for goodwill, Schlumberger’s four reporting units are the three Groups comprising Oilfield Services: Reservoir Characterization, Drilling and Reservoir Production, as well as the Distribution business segment. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

Income Taxes

Schlumberger conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audits by the tax authorities. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the period in which such resolution occurs.

Pension and Postretirement Benefits

Schlumberger’s pension and postretirement benefit obligations are described in detail in Note 18 to the Consolidated Financial Statements. The obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate, expected rate of return on plan assets and medical cost trend rates. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis, or upon the occurrence of significant events.

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 5.00% at December 31, 2011 and 5.50% at December 31, 2010.

•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 4.95% at December 31, 2011 and 5.47% at December 31, 2010.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans decreased from 6.00% in 2010 to 5.50% in 2011.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans decreased from 5.89% in 2010 to 5.47% in 2011.

A higher discount rate decreases the present value of benefit obligations and decreases expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The expected rate of return on plan assets for the United States pension plans was 7.50% in 2011 and 8.50% in 2010. The weighted average expected rate of return on plan assets for the international plans was 7.50% in 2011 and 8.00% in 2010. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine both the 2011 postretirement medical expense as well as the postretirement medical liability as of December 31, 2011 was 8% graded to 5% over the next six years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

(Stated in millions)
Change in Assumption	Effect on 2011 Pretax Pension Expense	Effect on Dec. 31, 2011 Liability
25 basis point decrease in discount rate	+$32	+$299
25 basis point increase in discount rate	-$28	- $283
25 basis point decrease in expected return on plan assets	+$15	–
25 basis point increase in expected return on plan assets	-$15	–

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)
Change in Assumption	Effect on 2011 Pretax Postretirement Medical Expense	Effect on Dec. 31, 2011 Liability
25 basis point decrease in discount rate	+ $4	+ $44
25 basis point increase in discount rate	- $4	- $41
100 basis point decrease per annum in medical cost trend rate	- $24	- $160
100 basis point increase per annum in medical cost trend rate	+ $28	+ $196

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates, commodity prices and interest rates.

As a multinational company, Schlumberger conducts business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 75% of Schlumberger’s revenue in 2011 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% increase or decrease in the average exchange rates of all the foreign currencies in 2011 would have changed revenue by approximately 1%. If the 2011 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by approximately 2%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by approximately 2%.

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

At December 31, 2011, contracts were outstanding for the US dollar equivalent of $6.9 billion in various foreign currencies of which $3.9 billion relate to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to the risk of market price fluctuations of certain commodities, such as metals and fuel. Schlumberger utilizes forward contracts to manage a small percentage of the price risk associated with forecasted metal purchases. As of December 31, 2011, $27 million of commodity forward contracts were outstanding.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2011, Schlumberger had fixed rate debt aggregating approximately $8.0 billion and variable rate debt aggregating approximately $1.9 billion. Schlumberger has entered into interest rate swaps relating to $0.5 billion of its fixed rate debt as of December 31, 2011 whereby Schlumberger will receive interest at a fixed rate and pay interest at a variable rate.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $3.4 billion at December 31, 2011, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds and are substantially all denominated in US dollars. The average return on investment was 1.1% in 2011.

The following table represents carrying amounts of Schlumberger’s debt at December 31, 2011 by year of maturity:

	(Stated in millions)

	Expected Maturity Dates
	2012	2013	2014	2015	2016	2021	Total
Fixed rate debt
5.25% Guaranteed Notes		$649					$649
3.00% Guaranteed Notes		458					458
2.75% Guaranteed Notes			$1,290				1,290
4.50% Guaranteed Notes				$1,297			1,297
2.650% Senior Notes					$498		498
1.950% Senior Notes					1,099		1,099
3.300% Senior Notes						$1,595	1,595
4.200% Senior Notes						1,099	1,099

Total fixed rate debt	$–	$1,107	$1,290	$1,297	$1,597	$2,694	$7,985
Variable rate debt	1,377	62	314	–	195	–	1,948

Total	$1,377	$1,169	$1,604	$1,297	$1,792	$2,694	$9,933

The fair market value of the outstanding fixed rate debt was approximately $8.4 billion as of December 31, 2011. The weighted average interest rate on the variable rate debt as of December 31, 2011 was approximately 2.80%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, current global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; the ability to respond to increased activity levels; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; continuing operational delays or program reductions as a result of the lifted drilling moratorium in the Gulf of Mexico; inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in the Risk Factors section of this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8.	Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in millions, except per share amounts)

Year Ended December 31,	2011	2010	2009
Revenue
Oilfield Services	$36,959	$26,673	$22,702
Distribution	2,581	774	–

	39,540	27,447	22,702
Interest and other income, net	129	214	273
Gain on investment in M-I SWACO	–	1,270	–
Expenses
Cost of revenue
Oilfield Services	28,940	21,098	17,519
Distribution	2,478	745	–
Research & engineering	1,073	919	802
General & administrative	427	311	261
Merger & integration	115	164	–
Restructuring & other	–	331	238
Interest	298	207	221

Income from continuing operations before taxes	6,338	5,156	3,934
Taxes on income	1,545	890	770

Income from continuing operations	4,793	4,266	3,164
Income (loss) from discontinued operations	220	–	(22)

Net income	5,013	4,266	3,142
Net income (loss) attributable to noncontrolling interests	16	(1)	8

Net income attributable to Schlumberger	$4,997	$4,267	$3,134

Schlumberger amounts attributable to:
Income from continuing operations	$4,777	$4,267	$3,156
Income (loss) from discontinued operations	220	–	(22)

Net income	$4,997	$4,267	$3,134

Basic earnings per share of Schlumberger:
Income from continuing operations	$3.54	$3.41	$2.63
Income (loss) from discontinued operations	0.16	–	(0.02)

Net income (1)	$3.70	$3.41	$2.62

Diluted earnings per share of Schlumberger:
Income from continuing operations	$3.51	$3.38	$2.61
Income (loss) from discontinued operations	0.16	–	(0.02)

Net income	$3.67	$3.38	$2.59

Average shares outstanding:
Basic	1,349	1,250	1,198
Assuming dilution	1,361	1,263	1,214

(1)	Amounts may not add due to rounding

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in millions)

Year Ended December 31,	2011	2010	2009
Net income	$5,013	$4,266	$3,142
Currency translation adjustments
Unrealized net change arising during the period	(82)	(26)	18
Derivatives
Net derivatives (loss) gain on hedge transactions	(79)	(269)	223
Reclassification to net income of net realized (loss) gain	8	274	(80)
Pension and other postretirement benefit plans
Actuarial loss
Actuarial loss arising during the period	(1,008)	(117)	(237)
Amortization to net income of net actuarial loss	121	90	32
Prior service cost
Prior service cost (gain) arising during the period	1	(162)	27
Curtailment	–	–	96
Amortization to net income of net prior service cost	133	96	97
Income taxes on pension and other postretirement benefit plans	117	20	52

Comprehensive income	4,224	4,172	3,370
Comprehensive income (loss) attributable to noncontrolling interests	16	(1)	9

Comprehensive income attributable to Schlumberger	$4,208	$4,173	$3,361

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2011	2010
ASSETS
Current Assets
Cash	$1,705	$1,764
Short-term investments	3,122	3,226
Receivables less allowance for doubtful accounts (2011—$177; 2010—$185)	9,500	8,278
Inventories	4,700	3,804
Deferred taxes	456	51
Other current assets	1,056	975

	20,539	18,098
Fixed Income Investments, held to maturity	256	484
Investments in Affiliated Companies	1,266	1,071
Fixed Assets less accumulated depreciation	12,993	12,071
Multiclient Seismic Data	425	394
Goodwill	14,154	13,952
Intangible Assets	4,882	5,162
Other Assets	686	535

	$55,201	$51,767

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,579	$6,488
Estimated liability for taxes on income	1,245	1,493
Long-term debt – current portion	1,041	2,214
Short-term borrowings	336	381
Dividends payable	337	289

	10,538	10,865
Long-term Debt	8,556	5,517
Postretirement Benefits	1,732	1,262
Deferred Taxes	1,731	1,636
Other Liabilities	1,252	1,043

	23,809	20,323

Equity
Common stock	11,639	11,920
Treasury stock	(5,679)	(3,136)
Retained earnings	28,860	25,210
Accumulated other comprehensive loss	(3,557)	(2,768)

Schlumberger stockholders’ equity	31,263	31,226
Noncontrolling interests	129	218

	31,392	31,444

	$55,201	$51,767

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2011	2010	2009
Cash flows from operating activities:
Net Income	$5,013	$4,266	$3,142
(Income) loss from discontinued operations	(220)	–	22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	3,281	2,759	2,476
Gain on investment in M-I SWACO	–	(1,270)	–
Earnings of companies carried at equity, less dividends received	(64)	(85)	(103)
Deferred income taxes	(35)	(109)	373
Stock-based compensation expense	272	198	186
Pension and other postretirement benefits expense	365	299	306
Pension and other postretirement benefits curtailment charge	–	–	136
Other non-cash items	203	327	162
Pension and other postretirement benefits funding	(601)	(868)	(1,149)
Change in operating assets and liabilities: (2)
(Increase) decrease in receivables	(1,310)	(289)	155
(Increase) decrease in inventories	(991)	(67)	64
(Increase) decrease in other current assets	(99)	136	9
Increase (decrease) in accounts payable and accrued liabilities	708	(103)	(293)
(Decrease) increase in estimated liability for taxes on income	(544)	480	(361)
(Decrease) increase in other liabilities	168	(89)	43
Other – net	23	(91)	143

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,169	5,494	5,311

Cash flows from investing activities:
Capital expenditures	(4,016)	(2,914)	(2,395)
Multiclient seismic data capitalized	(289)	(326)	(230)
Cash acquired in acquisition of Smith International, Inc.	–	399	–
Acquisition of Geoservices, net of cash acquired	–	(889)	–
Other business acquisitions and investments, net of cash acquired	(186)	(212)	(514)
Sale (purchase) of investments, net	351	1,023	(1,159)
Other	230	(19)	228

NET CASH USED IN INVESTING ACTIVITIES	(3,910)	(2,938)	(4,070)

Cash flows from financing activities:
Dividends paid	(1,300)	(1,040)	(1,006)
Proceeds from employee stock purchase plan	208	179	96
Proceeds from exercise of stock options	230	222	110
Tax benefit on stock options	15	14	4
Stock repurchase program	(2,998)	(1,717)	(500)
Proceeds from issuance of long-term debt	6,884	2,815	1,973
Repayment of long-term debt	(4,992)	(1,814)	(1,754)
Net decrease in short-term borrowings	(119)	(68)	(111)
Other	(628)	–	–

NET CASH USED IN FINANCING ACTIVITIES	(2,700)	(1,409)	(1,188)

Cash flow from discontinued operations – operating activities	–	–	(45)
Cash flow from discontinued operations – investing activities	385	–	–

Cash flow from discontinued operations	385	–	(45)

Net (decrease) increase in cash before translation effect	(56)	1,147	8
Translation effect on cash	(3)	–	–
Cash, beginning of year	1,764	617	609

Cash, end of year	$1,705	$1,764	$617

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2009	$4,668	$(4,796)	$19,891	$(2,901)	$72	$16,934
Net income			3,134		8	3,142
Currency translation adjustments				17	1	18
Changes in fair value of derivatives				143		143
Pension and other postretirement benefit plans				67		67
Shares sold to optionees less shares exchanged	(22)	132				110
Shares granted to Directors		1				1
Vesting of restricted stock	(20)	20				–
Shares issued under employee stock purchase plan	25	141				166
Stock repurchase program		(500)				(500)
Stock-based compensation cost	186					186
Tax benefit on stock options	4					4
Dividends declared ($0.84 per share)			(1,006)			(1,006)
Other	(64)				28	(36)

Balance, December 31, 2009	4,777	(5,002)	22,019	(2,674)	109	19,229
Net income			4,267		(1)	4,266
Currency translation adjustments				(26)		(26)
Changes in fair value of derivatives				5		5
Pension and other postretirement benefit plans				(73)		(73)
Shares sold to optionees less shares exchanged	(8)	230				222
Shares granted to Directors	1	1				2
Vesting of restricted stock	(11)	11				–
Shares issued under employee stock purchase plan	49	130				179
Stock repurchase program		(1,717)				(1,717)
Stock-based compensation cost	198					198
Tax benefit on stock options	14					14
Shares issued on conversions of debentures	17	303				320
Acquisition of Smith International, Inc.	6,880	2,948			111	9,939
Acquisition of noncontrolling interests	3					3
Dividends declared ($0.84 per share)			(1,076)			(1,076)
Other		(40)			(1)	(41)

Balance, December 31, 2010	11,920	(3,136)	25,210	(2,768)	218	31,444
Net income			4,997		16	5,013
Currency translation adjustments				(82)		(82)
Changes in fair value of derivatives				(71)		(71)
Pension and other postretirement benefit plans				(636)		(636)
Shares sold to optionees less shares exchanged	(29)	259				230
Shares granted to Directors		2				2
Vesting of restricted stock	(39)	39				–
Shares issued under employee stock purchase plan	53	155				208
Stock repurchase program		(2,998)				(2,998)
Stock-based compensation cost	272					272
Tax benefit on stock options	15					15
Acquisition of noncontrolling interests	(553)				(86)	(639)
Dividends declared ($1.00 per share)			(1,347)			(1,347)
Other					(19)	(19)

Balance, December 31, 2011	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Stated in millions)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2009	1,334	(140)	1,194
Shares sold to optionees less shares exchanged	–	4	4
Vesting of restricted stock	–	1	1
Shares issued under employee stock purchase plan	–	4	4
Stock repurchase program	–	(8)	(8)

Balance, December 31, 2009	1,334	(139)	1,195
Acquisition of Smith International, Inc.	100	76	176
Shares sold to optionees less shares exchanged	–	6	6
Shares issued under employee stock purchase plan	–	3	3
Stock repurchase program	–	(27)	(27)
Issued on conversions of debentures	–	8	8

Balance, December 31, 2010	1,434	(73)	1,361
Shares sold to optionees less shares exchanged	–	6	6
Vesting of restricted stock	–	1	1
Shares issued under employee stock purchase plan	–	3	3
Stock repurchase program	–	(37)	(37)

Balance, December 31, 2011	1,434	(100)	1,334

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.     Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “Schlumberger”) form the world’s leading supplier of technology, integrated project management and information solutions to customers in the oil and gas industry worldwide, providing the industry’s widest range of oilfield services from exploration to production.

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

Revenue from seismic contract services performed on a dayrate basis is recognized as the service is performed. Revenue from other services, including pre-funded multiclient surveys, is recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. This method requires revenue to be recognized based upon quantifiable measures of progress, such as square kilometers acquired. Multiclient data surveys are licensed or sold to customers on a non-transferable basis. Revenue from sales of completed multiclient data surveys is recognized upon obtaining a signed licensing agreement and providing customers with access to such data.

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

Translation of Non-United States Currencies

The functional currency of Schlumberger is primarily the US dollar. Assets and liabilities recorded in functional currencies other than US dollars are translated at period end exchange rates. The resulting adjustments are charged or credited directly to the Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. Realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction losses of $25 million and $27 million, net of hedging activities, were recognized in 2011 and 2010, respectively. Transaction gains of $73 million, net of hedging activities, were recognized during 2009.

Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially denominated in US dollars. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2011—$190 million; December 31, 2010—$189 million). Short-term investments that are designated as trading are stated at fair value, which is estimated using quoted market prices for those or similar investments. All other investments are stated at cost plus accrued interest, which approximates market. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2011 and 2010.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider short-term investments to be cash equivalents.

Fixed Income Investments, held to maturity at December 31, 2011 of $256 million mature as follows: $80 million in 2013, $166 million in 2014 and $10 million in 2015.

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

Multiclient Seismic Data

The multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. Multiclient surveys are primarily generated utilizing Schlumberger resources. Schlumberger capitalizes costs directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of revenue – Oilfield Services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

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

Goodwill, Other Intangibles and Long-lived Assets

Schlumberger records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. The goodwill relating to each of Schlumberger’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment may have occurred.

Under generally accepted accounting principles, Schlumberger has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, Schlumberger determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. However, if Schlumberger concludes otherwise, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Schlumberger has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

For purposes of performing the impairment test for goodwill, Schlumberger’s four reporting units are the three Groups comprising Oilfield Services: Reservoir Characterization, Drilling and Reservoir Production, as well as the Distribution business segment. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

Earnings per Share

Basic earnings per share of Schlumberger from continuing operations is calculated by dividing income from continuing operation attributable to Schlumberger by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by first adding back to net income the interest expense on any outstanding convertible debentures and then dividing this adjusted income from continuing operations attributable to Schlumberger by the sum of (i) unvested restricted stock units; and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes (a) that all stock options which are in the money are exercised at the beginning of the period and that the proceeds are used by Schlumberger to purchase shares at the average market price for the period, and (b) the conversion of any outstanding convertible debentures.

The following is a reconciliation from basic to diluted earnings per share from continuing operations of Schlumberger for each of the last three years:

(Stated in million except per share amounts)
	Schlumberger Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from from Continuing Operations
2011:
Basic	$4,777	1,349	$3.54

Assumed exercise of stock options	–	10
Unvested restricted stock	–	2

Diluted	$4,777	1,361	$3.51

2010:
Basic	$4,267	1,250	$3.41

Assumed conversion of debentures	3	2
Assumed exercise of stock options	–	9
Unvested restricted stock	–	2

Diluted	$4,270	1,263	$3.38

2009:
Basic	$3,156	1,198	$2.63

Assumed conversion of debentures	8	8
Assumed exercise of stock options	–	7
Unvested restricted stock	–	1

Diluted	$3,164	1,214	$2.61

Employee stock options to purchase approximately 14.0 million, 12.5 million and 17.1 million shares of common stock at December 31, 2011, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive.

3.     Charges and Credits

Schlumberger recorded the following Charges and Credits in continuing operations during 2011, 2010 and 2009:

2011

Fourth quarter of 2011:

—

Schlumberger recorded $22 million of pretax merger and integration-related charges ($20 million after-tax) in connection with the acquisitions of Smith International, Inc. (“Smith”) and Geoservices (see Note 4 – Acquisitions).

—

During the fourth quarter, Schlumberger was able to physically assess the status of its assets in Libya. This assessment resulted in Schlumberger recording a pretax and after-tax charge of $60 million relating to certain assets that are no longer recoverable as a result of the political unrest.

Third quarter of 2011:

—	Schlumberger recorded $27 million of pretax merger and integration-related charges ($23 million after-tax) in connection with the acquisitions of Smith and Geoservices.

Second quarter of 2011:

—

Schlumberger made a $50 million grant to the Schlumberger Foundation to support the Foundation’s Faculty for the Future program, which supports talented women scientists from the developing world by helping them pursue advanced graduate studies in scientific disciplines at leading universities worldwide. As a result, Schlumberger recorded a $50 million charge ($40 million after-tax).

Schlumberger recorded $32 million of pretax merger and integration-related charges ($24 million after-tax) in connection with the acquisitions of Smith and Geoservices.

First quarter of 2011:

—	Schlumberger recorded $34 million of pretax merger and integration-related charges ($28 million after-tax) in connection with the acquisitions of Smith and Geoservices.

The following is a summary of these charges:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$115	$19	$96	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative
Write-off of assets in Libya	60	–	60	Cost of revenue -Oilfield Services

	$225	$29	$196

2010

Fourth quarter of 2010:

—

In connection with the acquisition of Smith, Schlumberger recorded the following pretax charges: $115 million ($73 million after-tax) relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, $17 million ($16 million after-tax) of professional and other fees and $16 million ($12 million after-tax) relating to employee benefits.

—	Schlumberger repurchased the following debt:

(Stated in millions)
Carrying Value
6.50% Notes due 2012	$297
6.75% Senior Notes due 2011	$123
9.75% Senior Notes due 2019	$212
6.00% Senior Notes due 2016	$102
8.625% Senior Notes due 2014	$88

As a result of these transactions, Schlumberger incurred pretax charges of $32 million ($20 million after-tax).

Third quarter of 2010:

—

As a result of the decision to rationalize support costs across the organization as well as to restructure the North America land operations to provide greater operating efficiency, Schlumberger recorded a pretax charge of $90 million ($77 million after-tax).

—

Following the successful introduction of UniQ, a new generation single-sensor land acquisition system, Schlumberger recorded a $78 million pretax charge ($71 million after-tax), related to the impairment of WesternGeco’s first generation Q-Land system assets.

—

A pretax and after-tax charge of $63 million primarily relating to the early termination of a vessel lease associated with WesternGeco’s electromagnetic service offering as well as related assets, including a $30 million impairment related to an equity-method investment.

—

In connection with the acquisition of Smith, Schlumberger recorded the following pretax charges: $56 million ($55 million after-tax) of merger-related transaction costs including advisory and legal fees, $41 million ($35 million after-tax) relating to employee benefits for change in control payments and retention bonuses and $38 million ($24 million after-tax) relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value.

—	$40 million pretax charge ($36 million after-tax) for the early termination of rig contracts and workforce reductions in Mexico due to the slowdown of project activity.

—	Schlumberger repurchased $352 million of its 6.50% Notes due 2012 and, as a result, incurred a pretax charge of $28 million ($18 million after-tax).

—

Schlumberger recorded a pretax gain of $1.27 billion ($1.24 billion after-tax) as a result of remeasuring its previously held 40% equity interest in the M-I SWACO joint venture. Refer to Note 4—Acquisitions for further details.

First quarter of 2010:

—	Schlumberger incurred $35 million of pretax and after-tax merger-related costs in connection with the Smith and Geoservices transactions. These costs primarily consisted of advisory and legal fees.

—

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

The following is a summary of 2010 Charges and Credits:

		(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	–	63	Restructuring & other
Professional fees and other	107	1	106	Merger & integration
Merger-related employee benefits	58	10	48	Merger & integration
Inventory fair value adjustments	153	56	97	Cost of revenue -Oilfield Services
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	60	23	37	Restructuring & other

Total restructuring and merger-related charges	649	114	535

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO
Impact of elimination of tax deduction related to Medicare Part D subsidy	–	(40)	40	Taxes on income

	$(621)	$42	$(663)

2009

Second quarter of 2009:

—

Schlumberger continued to reduce its global workforce as a result of the slowdown in oil and gas exploration and production spending and its effect on activity in the oilfield services sector. As a result of these actions, Schlumberger recorded a pretax charge of $102 million ($85 million after-tax). These workforce reductions were completed by the end of 2009.

—

As a consequence of these workforce reductions, Schlumberger recorded pretax non-cash pension and other postretirement benefit curtailment charges of $136 million ($122 million after-tax). Refer to Note 18 – Pension and Other Benefit Plans for further details.

The following is a summary of these charges:

		(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Workforce reductions	$102	$17	$85	Restructuring & other
Postretirement benefits curtailment	136	14	122	Restructuring & other

	$238	$31	$207

4.     Acquisitions

Acquisition of Smith International, Inc.

On August 27, 2010, Schlumberger acquired all of the outstanding shares of Smith, a leading supplier of premium products and services to the oil and gas exploration and production industry. The transaction brought together the complementary drilling and measurements technologies and expertise of Schlumberger and Smith in order to facilitate the engineering of complete drilling systems which optimize all of the components of the drill string. Such systems will enable Schlumberger’s customers to achieve improved drilling efficiency, better well placement and increased wellbore assurance as they face increasingly more challenging environments. In addition, Schlumberger’s geographic footprint will facilitate the extension of joint offerings on a worldwide basis.

Under the terms of the transaction, Smith became a wholly-owned subsidiary of Schlumberger. Each share of Smith common stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive 0.6966 shares of Schlumberger common stock, with cash paid in lieu of fractional shares.

At the effective time of the acquisition, each outstanding option to purchase Smith common stock was converted into a stock option to acquire shares of Schlumberger common stock on the same terms and conditions as were in effect immediately prior to the completion of the transaction. The number of shares of Schlumberger common stock underlying each converted Smith stock option was determined by multiplying the number of Smith stock options by the 0.6966 exchange ratio, and rounding down to the nearest whole share. The exercise price per share of each converted Smith stock option was determined by dividing the per share exercise price of such stock option by the 0.6966 exchange ratio, and rounded up to the nearest whole cent. Smith stock options, whether or not then vested and exercisable, became fully vested and exercisable and assumed by Schlumberger at the effective date of the acquisition in accordance with preexisting change-in-control provisions. Smith stock options were converted into 0.6 million of Schlumberger stock options.

At the effective time of the acquisition, Smith restricted stock units, whether or not then vested, became fully vested (except for grants between the date of the acquisition agreement and closing, which were not significant and did not automatically vest) and were converted into shares of Schlumberger common stock, determined by multiplying the number of shares of Smith common stock subject to each award by the 0.6966 exchange ratio, rounded to the nearest whole share (assuming, in the case of performance-based Smith restricted stock unit awards, the deemed attainment of the performance goals under the award at the target level).

Smith’s results of operations have been included in Schlumberger’s financial statements for periods subsequent to the effective date of the acquisition. Smith contributed revenues of $3.3 billion and net income of $160 million (including the recurring effects of purchase accounting) to Schlumberger for the period from the closing of the transaction through December 31, 2010. Smith reported revenue of approximately $6.0 billion (unaudited) for the period from January 1, 2010 to August 27, 2010 and $8.2 billion in 2009.

Calculation of Consideration Transferred

The following details the fair value of the consideration transferred to effect the acquisition of Smith.

(Stated in millions, except exchange ratio and per share amounts)
Number of shares of Smith common stock outstanding as of the acquisition date	248
Number of Smith unvested restricted stock units outstanding as of the acquisition date	4

252
Multiplied by the exchange ratio	0.6966

Equivalent Schlumberger shares of common stock issued	176
Schlumberger closing stock price on August 27, 2010	$55.76

Common stock equity consideration	$9,812
Fair value of Schlumberger equivalent stock options issued	16

Total fair value of the consideration transferred	$9,828

Certain amounts reflect rounding adjustments

Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed in the acquisition as of December 31, 2010.

(Stated in millions)
Cash	$399
Receivables	1,831
Inventories (1)	2,013
Fixed assets	2,017
Intangible assets:
Tradenames (weighted-average life of 25 years)	1,560
Technology (weighted-average life of 16 years)	1,170
Customer relationships (weighted average life of 23 years)	1,360
Other assets	429
Accounts payable and accrued liabilities	(1,460)
Long-term debt (2)	(2,141)
Deferred taxes (3)	(1,936)
Other liabilities	(528)

$4,714
Less:
Investment in M-I SWACO (4)	(1,429)
Noncontrolling interests	(111)

Total identifiable net assets	$3,174
Gain on investment in M-I SWACO (4)	(1,238)
Goodwill (5)	7,892

Total consideration transferred	$9,828

The preliminary allocation of the consideration transferred to net assets acquired presented in the table above was revised in 2011 to reflect the final allocations. The net result of adjustments made in 2011, which primarily related to deferred taxes and accrued liabilities, was to increase goodwill by $194 million.

(1)	Schlumberger recorded an adjustment of approximately $155 million to write-up the acquired inventory to its estimated fair value. Schlumberger’s cost of revenue reflected this increased valuation as this inventory was sold. Accordingly, Schlumberger’s margins were temporarily reduced in the initial periods subsequent to the acquisition.
(2)	In connection with the acquisition, Schlumberger assumed all of the debt obligations of Smith, including its long-term fixed rate notes consisting of the following: $220 million 6.75% Senior Notes due 2011, $300 million 8.625% Senior Notes due 2014, $275 million 6.00% Senior Notes due 2016 and $700 million 9.75% Senior Notes due 2019. Schlumberger recorded a $417 million adjustment to increase the carrying amount of these notes to their estimated fair value. This adjustment was being amortized as a reduction of interest expense over the remaining term of the respective obligations up until such notes were repurchased in the fourth quarter of 2010 and the first quarter of 2011.
(3)	In connection with the acquisition accounting, Schlumberger provided deferred taxes related to, among other items, the estimated fair value adjustments for acquired inventory, intangible assets and assumed debt obligations. Included in the provisions for deferred taxes are amounts relating to the outside basis difference associated with shares in certain Smith non-US subsidiaries for which no taxes have previously been provided. Schlumberger expects to reverse the outside basis difference primarily through the reorganization of those subsidiaries as well as through repatriating earnings in lieu of permanently reinvesting them.
(4)	Prior to the completion of the acquisition, Smith and Schlumberger operated M-I SWACO, a drilling fluids joint venture that was 40% owned by Schlumberger and 60% owned by Smith. Effective at the closing of the transaction, M-I SWACO became owned 100% by Schlumberger. As a result of obtaining control of this joint venture, Schlumberger was required under generally accepted accounting principles to remeasure its previously held equity interest in the joint venture at its acquisition-date fair value and recognize the resulting pretax gain of $1.3 billion ($1.2 billion after-tax) in earnings. This gain is classified as Gain on Investment in M-I SWACO in the Consolidated Statement of Income.

Prior to acquiring Smith, Schlumberger recorded income relating to this venture using the equity method of accounting. Schlumberger’s equity income from this joint venture was $78 million in 2010 (representing the period from January 1, 2010 to August 27, 2010), and $131 million in 2009. Schlumberger received cash distributions from the joint venture of $50 million in 2010 and $106 million in 2009.

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

The purchase price has been allocated to the net assets acquired upon their estimated fair values as follows:

(Stated in millions)

Cash	$26
Fixed assets	75
Goodwill	658
Intangible assets	377
Other assets	150
Long-term debt	(145)
Deferred taxes	(68)
Other liabilities	(158)

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

Other Acquisitions

Schlumberger has made other acquisitions and investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $610 million during 2011, $212 million during 2010, and $514 million during 2009.

5.     Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31,	2011	2010
Raw materials & field materials	$2,066	$1,833
Work in process	364	249
Finished goods	2,270	1,722

	$4,700	$3,804

6.     Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2011	2010
Land	$362	$314
Buildings & improvements	2,912	2,631
Machinery & equipment	24,404	21,873
Seismic vessels	1,873	1,861

	29,551	26,679
Less accumulated depreciation	16,558	14,608

	$12,993	$12,071

The estimated useful lives of Buildings & improvements are primarily 30 to 40 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years.

Depreciation expense relating to fixed assets was $2.7 billion, $2.4 billion and $2.1 billion in 2011, 2010 and 2009, respectively.

7.     Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2011	2010
Balance at beginning of year	$394	$288
Capitalized in year	289	326
Charged to expense	(258)	(220)

	$425	$394

8.     Goodwill

In connection with the change in reportable segments as discussed in Note 17—Segment Information, Schlumberger reallocated the goodwill that existed as of December 31, 2010 to the new reporting units on a relative fair value basis. The change in the carrying amount of goodwill during 2011 was as follows:

(Stated in millions)
	Reservoir Characterization	Drilling	Reservoir Production	Distribution	Total
Balance at January 1, 2011	$3,381	$8,150	$2,351	$70	$13,952
Adjustments relating to Smith acquisition	–	175	13	6	194
Other acquisitions	42	45	–	–	87
Divestiture of business	(51)	–	–	–	(51)
Impact of changes in exchange rates	(12)	(8)	(8)	–	(28)

Balance, December 31, 2011	$3,360	$8,362	$2,356	$76	$14,154

The change in the carrying amount of goodwill during 2010 was as follows:

(Stated in millions)
Balance, January 1, 2010	$5,305
Acquisition of Smith	7,892
Other additions	761
Impact of change in exchange rates	(6)

Balance, December 31, 2010	$13,952

9.     Intangible Assets

Intangible assets principally comprise technology/technical know-how, tradenames and customer relationships. At December 31, the gross book value and accumulated amortization of intangible assets were as follows:

(Stated in millions)
	2011			2010
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,875	$341	$1,534	$1,846	$215	$1,631
Tradenames	1,677	131	1,546	1,678	61	1,617
Customer Relationships	1,954	209	1,745	1,963	129	1,834
Other	356	299	57	378	298	80

	$5,862	$980	$4,882	$5,865	$703	$5,162

Amortization expense was $325 million in 2011, $190 million in 2010 and $114 million in 2009.

The weighted average amortization period for all intangible assets is approximately 21 years.

Amortization expense for the subsequent five years is estimated to be as follows: 2012—$323 million, 2013—$304 million, 2014—$298 million, 2015—$287 million and 2016—$268 million.

10.     Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)
As at December 31,	2011	2010
3.300% Senior Notes due 2021	$1,595	$–
4.50% Guaranteed Notes due 2014	1,297	1,319
2.75% Guaranteed Notes due 2015	1,290	1,310
1.950% Senior Notes due 2016	1,099	–
4.200% Senior Notes due 2021	1,099	–
5.25% Guaranteed Notes due 2013	649	659
2.650% Senior Notes due 2016	498	–
3.00% Guaranteed Notes due 2013	450	450
Floating Rate Senior Notes due 2014	300	–
9.75% Senior Notes due 2019	–	776
8.625% Senior Notes due 2014	–	272
6.00% Senior Notes due 2016	–	218
Commercial paper borrowings	–	367
Other variable rate debt	271	133

	8,548	5,504
Fair value adjustment – hedging (1)	8	13

	$8,556	$5,517

(1)	Represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

During the third quarter of 2011, Schlumberger issued $1.1 billion of 1.950% Senior Notes due 2016, $1.6 billion of 3.300% Senior Notes due 2021 and $300 million of Floating Rate Senior Notes due 2014 that bear interest at a rate equal to three-month LIBOR plus 55 basis points per year.

During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.200% Senior Notes due 2021.

During the first quarter of 2011, Schlumberger issued $500 million of 2.650% Senior Notes due 2016. Schlumberger entered into agreements to swap these dollar notes for euros on the date of issue until maturity, effectively making this a euro denominated debt on which Schlumberger will pay interest in euros at a rate of 2.39%.

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

Schlumberger maintains a €3.0 billion Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies. Schlumberger issued €1.0 billion 2.75% Guaranteed Notes due 2015 in the fourth quarter of 2010 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 2.56%. Schlumberger also issued €1.0 billion 4.50% Guaranteed Notes due 2014 in the first quarter of 2009 under this program. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%.

During the third quarter of 2009, Schlumberger issued $450 million of 3.00% Guaranteed Notes due 2013.

Commercial paper borrowings outstanding at December 31, 2011 and 2010 include certain notes issued in currencies other than the US dollar which were swapped for US dollars and pounds sterling on the date of issue until maturity. Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.

At December 31, 2011, Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $2.8 billion was available and unused. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe, of which $0.5 billion mature in December 2012 and $3.0 billion mature in July 2016. Interest rates and other terms of borrowing under these lines of credit vary from country to country. Borrowings under the commercial paper programs at December 31, 2011 were $0.9 billion ($1.9 billion at December 31, 2010). At December 31, 2011, all of the $0.9 billion of outstanding commercial paper borrowings were classified within Long-term debt – current portion in the Consolidated Balance Sheet.

A summary of Long-term Debt by currency, analyzed by Bonds and Notes, Commercial Paper (CP) and Other, at December 31 follows. As described in further detail above, the currencies are presented after taking into account currency swaps entered into on the date of issuance until maturity.

(Stated in millions)
	2011				2010
	Bonds and Notes	CP	Other	Total	Bonds and Notes	CP	Other	Total
US dollar	$7,787	$–	$47	$7,834	$5,017	$–	$104	$5,121
Euro	498	–	151	649	–	183	–	183
Norwegian kroner	–	–	16	16	–	–	17	17
Pound sterling	–	–	–	–	–	184	–	184
Other	–	–	57	57	–	–	12	12

	$8,285	$–	$271	$8,556	$5,017	$367	$133	$5,517

The weighted average interest rate on variable rate debt as of December 31, 2011 was 2.8%.

Long-term Debt as of December 31, 2011, is due as follows: $1.168 billion in 2013, $1.605 billion in 2014, $1.297 billion in 2015, $1.792 billion in 2016 and $2.694 billion after 2016.

The fair value of Schlumberger’s Long-term Debt at December 31, 2011 and December 31, 2010 was $8.9 billion and $5.6 billion, respectively, and was estimated based on quoted market prices.

Convertible Debentures

During 2003, Schlumberger Limited issued $450 million aggregate principal amount of 2.125% Series B Convertible Debentures due June 1, 2023. The Series B debentures were convertible into common stock at a conversion rate of 25.000 shares for each $1,000 of principal (equivalent to an initial conversion price of $40.00 per share).

At December 31, 2009, there were $321 million of the Series B debentures outstanding. During 2010, $320 million of these debentures were converted by holders into 8.0 million shares of Schlumberger common stock and the remaining $1 million of outstanding Series B convertible debentures were redeemed for cash. Consequently, there were no convertible debentures outstanding at December 31, 2010.

11.     Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 75% of Schlumberger’s revenue in 2011 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar—reported expenses will increase (decrease).

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

At December 31, 2011, Schlumberger recognized a cumulative net $26 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

Schlumberger is also exposed to changes in the fair value of assets and liabilities, including certain of its long-term debt, which are denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to hedge this exposure for certain currencies. The fair value of these contracts are recorded on the Consolidated Balance Sheet and changes in the fair value recognized in the Consolidated Statement of Income along with the change in fair value of the hedged item.

At December 31, 2011, contracts were outstanding for the US dollar equivalent of $6.9 billion in various foreign currencies, of which $3.9 billion relate to hedges of debt denominated in currencies other than the functional currency.

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

At December 31, 2011, $27 million of commodity forward contracts were outstanding.

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

At December 31, 2011, Schlumberger had fixed rate debt aggregating approximately $7.5 billion and variable rate debt aggregating approximately $2.4 billion, after taking into account the effects of the interest rate swaps.

The fair values of outstanding derivative instruments are summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
Derivative assets	Dec. 31, 2011	Dec. 31, 2010
Derivative designated as hedges:
Foreign exchange contracts	$2	$4	Other current assets
Foreign exchange contracts	4	37	Other Assets
Interest rate swaps	9	14	Other Assets

	15	55

Derivative not designated as hedges:
Commodity contracts	–	3	Other current assets
Foreign exchange contracts	8	9	Other current assets
Foreign exchange contracts	9	9	Other Assets

	17	21

	$32	$76

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$47	$9	Accounts payable and accrued liabilities
Foreign exchange contracts	130	77	Other Liabilities
Interest rate swaps	–	7	Accounts payable and accrued liabilities

	177	93

Derivative not designated as hedges:
Commodity contracts	3	–	Accounts payable and accrued liabilities
Foreign exchange contracts	9	14	Accounts payable and accrued liabilities

	12	14

	$189	$107

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

(Stated in millions)
	Gain (Loss) Recognized in Income
	2011	2010	2009	Consolidated Statement of Income Classifiaction
Derivatives designated as fair value hedges:
Foreign exchange contracts	$–	$(8)	$105	Cost of revenue - Oilfield Services
Interest rate swaps	9	22	6	Interest expense

	$9	$14	$111

Derivatives not designated as hedges:
Foreign exchange contracts	$(17)	$(13)	$32	Cost of revenue - Oilfield Services
Commodity contracts	(5)	1	2	Cost of revenue - Oilfield Services

	$(22)	$(12)	$34

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other comprehensive loss (AOCL) was as follows:

(Stated in millions)
	Gain (Loss) Reclassified from AOCL into Income
	2011	2010	2009	Consolidated Statement of Income Classification
Foreign exchange contracts	$(25)	$(260)	$95	Cost of revenue - Oilfield Services
Foreign exchange contracts	17	(14)	(15)	Research & engineering

	$(8)	$(274)	$80

	(Stated in millions)
	Gain (Loss) Recognized in AOCL
	2011	2010	2009
Foreign exchange contracts	$79	$(269)	$223

12. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,333,775,406 and 1,361,171,428 shares were outstanding on December 31, 2011 and 2010, respectively. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued. Holders of common stock are entitled to one vote for each share of stock held.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
	2011	2010	2009
Currency translation adjustments	$(993)	$(912)	$(886)
Fair value of derivatives	(26)	45	40
Pension and other postretirement benefit plans	(2,538)	(1,901)	(1,828)

	$(3,557)	$(2,768)	$(2,674)

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2011	2010	2009
Dividend yield	1.2%	1.3%	1.2%
Expected volatility	37%	35%	34%
Risk free interest rate	2.8%	2.9%	2.2%
Expected option life in years	6.9	6.9	6.9
Weighted-average fair value per share	$31.38	$24.13	$13.92

The following table summarizes information concerning options outstanding and options exercisable by five ranges of exercise prices as of December 31, 2011:

(Shares stated in thousands)
	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-
		remaining	average		Weighted-
	Options	contractual life	exercise	Options	average
Exercise prices range	Outstanding	(in years)	price	Exercisable	exercise price
$19.04 - $32.46	2,764	0.99	$27.35	2,764	$27.35
$32.62 - $37.85	5,921	6.67	$37.43	2,109	$36.69
$39.08 - $55.69	6,116	5.00	$52.71	4,929	$53.45
$56.61 - $74.00	11,223	7.19	$65.09	4,199	$62.50
$83.89 - $110.78	14,003	8.02	$86.08	2,885	$89.48

	40,027	6.64	$63.84	16,886	$55.49

The weighted average remaining contractual life of stock options exercisable as of December 31, 2011 was 4.7 years.

The following table summarizes stock option activity during the years ended December 31, 2011, 2010 and 2009:

(Shares stated in thousands)
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	37,499	$55.33	35,500	$50.30	32,301	$50.36
Granted	9,528	$84.29	8,283	$66.67	7,981	$40.87
Assumed in Smith transaction	–	$–	581	$28.77	–	$–
Exercised	(5,470)	$42.36	(5,962)	$37.60	(3,851)	$29.00
Forfeited	(1,530)	$58.82	(903)	$61.28	(931)	$58.82

Outstanding at year-end	40,027	$63.84	37,499	$55.33	35,500	$50.30

The aggregate intrinsic value of stock options outstanding as of December 31, 2011 was approximately $428 million.

The aggregate intrinsic value of stock options exercisable as of December 31, 2011 was approximately $278 million.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $246 million, $188 million and $103 million, respectively.

Restricted Stock

Restricted stock awards generally vest at the end of three years. There have not been any grants to date that are subject to performance-based vesting.

The following table summarizes information about restricted stock transactions:

(Shares stated in thousands)
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	2,223	$64.27	1,343	$62.75	1,701	$66.49
Granted	1,136	84.61	1,261	65.79	304	48.14
Vested	(767)	67.36	(286)	63.92	(580)	65.15
Forfeited	(159)	72.51	(95)	64.16	(82)	69.23

Unvested at end of year	2,433	$72.25	2,223	$64.27	1,343	$62.75

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2011	2010	2009
Dividend yield	1.2%	1.6%	1.1%
Expected volatility	28%	36%	44%
Risk free interest rate	0.2%	0.3%	0.3%
Weighted average fair value per share	$12.83	$10.30	$9.76

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	2011	2010	2009
Stock options	$176	$121	$118
Restricted stock	60	44	32
DSPP	36	33	36

	$272	$198	$186

At December 31, 2011, there was $527 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements of which $218 million is expected to be recognized in 2012, $152 million in 2013, $101 million in 2014, $53 million in 2015 and $3 million in 2016.

14.	Income Taxes

Schlumberger operates in more than 100 jurisdictions, where statutory tax rates generally vary from 0% to 50%.

Income from continuing operations before taxes which were subject to United States and non-United States income taxes for each of the three years ended December 31, was as follows:

	(Stated in millions)
	2011	2010	2009
United States	$2,325	$638	$86
Outside United States	4,013	4,518	3,848

	$6,338	$5,156	$3,934

Schlumberger recorded $225 million of pretax charges in 2011 ($106 million in the US and $119 million outside the US). Schlumberger recorded $621 million of net pretax credits in 2010 ($226 million of net charges in the US and $847 million of net credits outside the US) and $238 million of pretax charges in 2009 ($73 million in the US and $165 million outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	2011	2010
Postretirement benefits	$440	$327
Intangible assets	(1,498)	(1,674)
Investments in non-US subsidiaries	(349)	(353)
Other, net	132	115

	$(1,275)	$(1,585)

The above deferred tax balances at December 31, 2011 and 2010 were net of valuation allowances relating to net operating losses in certain countries of $239 million and $263 million, respectively.

The components of Taxes on income were as follows:

(Stated in millions)
	2011	2010	2009
Current:
United States – Federal	$842	$76	$(191)
United States – State	45	14	(6)
Outside United States	693	909	594

	$1,580	$999	$397

Deferred:
United States – Federal	$(80)	$183	$247
United States – State	(7)	2	13
Outside United States	73	(281)	86
Valuation allowance	(21)	(13)	27

	$(35)	$(109)	$373

Consolidated taxes on income	$1,545	$890	$770

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2011	2010	2009
US statutory federal rate	35%	35%	35%
Non-US income taxed at different rates	(10)	(14)	(16)
Charges and credit (See Note 3)	—	(3)	1
Other	(1)	(1)	—

Effective income tax rate	24%	17%	20%

Schlumberger conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audit by the tax authorities. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2011, 2010 and 2009 is as follows:

	(Stated in millions)
	2011	2010	2009
Balance at beginning of year	$1,338	$1,026	$877
Additions based on tax positions related to the current year	153	190	178
Additions for tax positions of prior years	49	8	36
Additions related to acquisitions	48	288	—
Impact of changes in exchange rates	(18)	(3)	39
Settlements with tax authorities	(77)	(36)	(16)
Reductions for tax positions of prior years	(102)	(99)	(68)
Reductions due to the lapse of the applicable statute of limitations	(38)	(36)	(20)

Balance at end of year	$1,353	$1,338	$1,026

The amounts above exclude accrued interest and penalties of $225 million, $210 million and $168 million at December 31, 2011, 2010 and 2009 respectively.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2011, 2010 and 2009, Schlumberger recognized approximately $15 million, $42 million and $32 million in interest and penalties, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2005 –2011
Canada	2004 –2011
Mexico	2006 –2011
Norway	2003 – 2011
Russia	2008 – 2011
Saudi Arabia	2001 – 2011
United Kingdom	2009 – 2011
United States	2005 – 2011

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

15.    Leases and Lease Commitments

Total rental expense was $1.6 billion in 2011, $1.2 billion in 2010, and $1.0 billion in 2009. Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)
2012	$313
2013	239
2014	181
2015	150
2016	105
Thereafter	441

$1,429

16.    Contingencies

In 2007, Schlumberger received an inquiry from the United States Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain freight forwarding and customs clearance services of Panalpina, Inc., and other companies provided to oil and oilfield service companies, including Schlumberger, violated the Foreign Corrupt Practices Act. Schlumberger is cooperating with the governmental authorities.

In 2009, Schlumberger learned that United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Also in 2009, prior to being acquired by Schlumberger, Smith received an administrative subpoena with respect to its historical business practices in certain countries that are subject to United States trade and economic sanctions. Schlumberger is cooperating with the governmental authorities.

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

17.    Segment Information

Schlumberger previously reported its results on the basis of five business segments – Schlumberger Oilfield Services, WesternGeco, M-I SWACO, Smith Oilfield and Distribution and by geographical areas within Schlumberger Oilfield Services. As a result of the acquisitions of Smith and Geoservices, the range of Schlumberger’s activities comprising exploration and production services is so broad that it has changed the primary way in which it allocates resources and assesses performance. Consequently, effective with the first quarter of 2011, Schlumberger changed its primary reporting to product group segments (the “Groups”).

The Groups are as follows:

—

Reservoir Characterization Group – Consists of the principal technologies involved in finding and defining hydrocarbon deposits. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Services and Data & Consulting Services.

—

Drilling Group – Consists of the principal technologies involved in the drilling and positioning of oil and gas wells and is comprised of Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, PathFinder, Drilling Tools & Remedial, Dynamic Pressure Management and Integrated Project Management well construction projects.

—

Reservoir Production Group – Consists of the principal technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Well Intervention, Subsea, Water Services, Carbon Services and the Schlumberger Production Management field production projects.

The Groups are collectively referred to as “Oilfield Services”. Additionally, Schlumberger also reports the Distribution business, acquired in the Smith transaction, as a separate segment.

All prior period segment disclosures have been recast to reflect the new segments.

Financial information for the years ended December 31, 2011, 2010 and 2009, by segment, is as follows:

				(Stated in millions)
	2011
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$9,929	$2,449	$7,621	$1,285	$1,057
Drilling	14,248	2,275	9,268	1,026	1,460
Reservoir Production	12,748	2,616	7,834	598	1,343
Eliminations & other (1)	34	(35)	1,956	163	148

	36,959	7,305	26,679	3,072	4,008

DISTRIBUTION	2,621	103	939	6	8
Eliminations	(40)	—

	2,581	103
Goodwill and intangible assets			19,036
All other assets			2,198
Corporate (2)		(592)	6,349	203
Interest income (3)		37
Interest expense (4)		(290)
Charges & credits (5)		(225)

	$39,540	$6,338	$55,201	$3,281	$4,016

				(Stated in millions)
	2010
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$9,321	$2,321	$7,338	$1,246	$885
Drilling	8,230	1,334	8,490	756	968
Reservoir Production	9,053	1,368	6,119	536	824
Eliminations & other (1)	69	48	1,801	142	234

	26,673	5,071	23,748	2,680	2,911

DISTRIBUTION	774	29	780	2	2
Goodwill and intangible assets			19,114
All other assets			1,580
Corporate (2)		(405)	6,545	77	1
Interest income (3)		43
Interest expense (4)		(202)
Charges & credits (5)		620

	$27,447	$5,156	$51,767	$2,759	$2,914

				(Stated in millions)
	2009
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$9,502	$2,559	$7,090	$1,221	$1,085
Drilling	5,881	1,245	3,628	620	470
Reservoir Production	7,282	780	5,006	503	632
Eliminations & other (1)	37	51	2,117	121	203

	22,702	4,635	17,841	2,465	2,390

Goodwill and intangible assets			6,091
All other assets			1,873
Corporate (2)		(327)	7,660	11	5
Interest income (3)		52
Interest expense (4)		(188)
Charges & credits (5)		(238)

	$22,702	$3,934	$33,465	$2,476	$2,395

(1)	Includes certain headquarter administrative costs which are not allocated to the segments, and certain other operations and other cost and income items maintained at the Oilfield Services level.

(2)	Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the acquisition of Smith and certain other nonoperating items. Corporate assets consist of cash, short-term investments, fixed income investments, held to maturity and investments in affiliates.

(3)	Interest income excludes amounts which are included in the segments’ income (2011—$3 million: 2010—$7 million; 2009—$10 million).

(4)	Interest expense excludes amounts which are included in the segments’ income (2011—$8 million; 2010—$5 million; 2009—$33 million).

(5)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets and multiclient seismic data.

Depreciation & Amortization includes multiclient seismic data costs.

Revenue for the years ended December 31, 2011, 2010 and 2009, by geographic area is as follows:

		(Stated in millions)
	2011	2010	2009
OILFIELD SERVICES
North America	$12,273	$6,729	$4,217
Latin America	6,453	4,985	4,552
Europe/CIS/Africa	9,761	8,024	7,737
Middle East & Asia	8,065	6,650	5,961
Eliminations & other	407	285	235

	36,959	26,673	22,702

DISTRIBUTION	2,581	774	—

	$39,540	$27,447	$22,702

Revenue is based on the location of where services are provided. Approximately 99% and 97% of Distribution’s revenue in 2011 and 2010, respectively, was generated in North America.

During each of the three years ended December 31, 2011, 2010 and 2009, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2011, 2010 and 2009 was $12.7 billion, $6.5 billion and $3.7 billion, respectively.

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)
	2011	2010	2009

OILFIELD SERVICES
North America	$4,220	$3,624	$2,229
Latin America	1,472	1,274	995
Europe/CIS/Africa	3,324	3,310	2,763
Middle East & Asia	2,233	2,004	1,797
Unallocated (1)	1,744	1,859	1,876

	$12,993	$12,071	$9,660

(1)	Represents seismic vessels, including the related on-board equipment, which frequently transition between geographic areas.

18.	Pension and Other Benefit Plans

Pension Plans

Schlumberger sponsors several defined benefit pension plans that cover substantially all US employees hired prior to October 1, 2004. The benefits are based on years of service and compensation, on a career-average pay basis.

In addition to the United States defined benefit pension plans, Schlumberger sponsors several other international defined benefit pension plans. The most significant of these international plans are the International Staff Pension Plan and the UK pension plan (collectively, the “International plans”). The International Staff Pension Plan covers certain international employees and is based on years of service and compensation on a career-average pay basis. The UK plan covers employees hired prior to April 1, 1999, and is based on years of service and compensation, on a final salary basis.

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	6.00%	6.94%	5.47%	5.89%	6.81%
Compensation increases	4.00%	4.00%	4.00%	4.91%	4.93%	4.93%
Return on plan assets	7.50%	8.50%	8.50%	7.50%	8.00%	8.00%

Net pension cost for 2011, 2010 and 2009 included the following components:

(Stated in millions)
	US			International
	2011	2010	2009	2011	2010	2009
Service cost—benefits earned during the period	$59	$56	$52	$64	$51	$67
Interest cost on projected benefit obligation	150	142	143	226	208	189
Expected return on plan assets	(170)	(191)	(166)	(279)	(228)	(181)
Amortization of net loss	90	60	29	31	19	—
Amortization of prior service cost	12	4	5	120	113	117

	141	71	63	162	163	192
Curtailment charge	—	—	32	—	—	98

	$141	$71	$95	$162	$163	$290

During 2009, due to the actions taken by Schlumberger to reduce its global workforce (See Note 3 – Charges and Credits), Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in certain of its pension plans and its postretirement medical plan. Accordingly, Schlumberger recorded a curtailment charge of $136 million during the second quarter of 2009 ($130 million relating to the pension plans and $6 million relating to the postretirement medical plan). The curtailment charge includes recognition of the change in benefit obligations as well as a portion of the previously unrecognized prior service costs, reflecting the reduction in expected future service for the impacted plans. As a result of the curtailment, Schlumberger performed a remeasurement of the impacted plans using a discount rate of 7.25%.

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2011	2010	2011	2010
Discount rate	5.00%	5.50%	4.95%	5.47%
Compensation increases	4.00%	4.00%	4.91%	4.91%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

			(Stated in millions)
	US		International
	2011	2010	2011	2010
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$2,769	$2,439	$4,088	$3,518
Service cost	59	56	64	51
Interest cost	150	142	226	208
Contributions by plan participants	–	–	102	76
Actuarial losses	225	172	321	310
Currency effect	–	–	(8)	(28)
Benefits paid	(130)	(122)	(127)	(121)
Plan amendments	–	82	–	74

Projected benefit obligation at end of year	$3,073	$2,769	$4,666	$4,088

Change in Plan Assets
Plan assets at fair value at beginning of year	$2,635	$2,254	$3,764	$2,976
Actual return on plan assets	78	316	–	426
Currency effect	–	–	(6)	(26)
Company contributions	72	187	364	433
Contributions by plan participants	–	–	102	76
Benefits paid	(130)	(122)	(127)	(121)

Plan assets at fair value at end of year	$2,655	$2,635	$4,097	$3,764

Unfunded Liability	$(418)	$(134)	$(569)	$(324)

Amounts Recognized in Balance Sheet
Postretirement Benefits	$(418)	$(134)	$(569)	$(367)
Other Assets	–	–	–	43

	$(418)	$(134)	$(569)	$(324)

Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$1,048	$819	$1,002	$447
Prior service cost	101	114	729	840

	$1,149	$933	$1,731	$1,287

Accumulated benefit obligation	$2,861	$2,568	$4,336	$3,785

The unfunded liability represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation, but does not include an assumption about future compensation levels.

The weighted-average allocation of plan assets and the target allocation by asset category are as follows:

	US			International
	Target	2011	2010	Target	2011	2010
Equity securities	45 – 50%	47%	52%	50 – 70%	51%	61%
Debt securities	33 –43	39	40	25 – 35	38	31
Cash and cash equivalents	0 – 2	6	2	0 – 2	4	3
Alternative investments	0 – 10	8	6	0 – 20	7	5

	100%	100%	100%	100%	100%	100%

Schlumberger’s investment policy includes various guidelines and procedures designed to ensure that assets are prudently invested in a manner necessary to meet the future benefit obligation of the pension plans. The policy does not permit the direct investment of plan assets in any Schlumberger security. Schlumberger’s investment horizon is long-term and accordingly the target asset allocations encompass a strategic, long-term perspective of capital markets, expected risk and return behavior and perceived future economic conditions. The key investment principles of diversification, assessment of risk and targeting the optimal expected returns for given levels of risk are applied. The target asset allocation is reviewed periodically and is determined based on a long-term projection of capital market outcomes, inflation rates, fixed income yields, returns, volatilities and correlation relationships. The inclusion of any given asset class in the target asset allocation is considered in relation to its impact on the overall risk/return characteristics as well as its impact on the overall investment return. As part of its strategy, Schlumberger may utilize certain derivative instruments, such as options, futures, swaps and forwards, within the plans to manage risks (currency, interest rate, etc.), as a substitute for physical securities or to obtain exposure to different markets.

Asset performance is monitored frequently with an overall expectation that plan assets will meet or exceed the weighted index of its target asset allocation and component benchmark over rolling five-year periods.

The expected long-term rate of return on assets assumptions reflect the average rate of earnings expected on funds invested or to be invested. The assumptions have been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of Schlumberger’s pension plan assets at December 31, 2011 and 2010, by asset category, are presented below and were determined based on valuation techniques categorized as follows:

—	Level One: The use of quoted prices in active markets for identical instruments.

—

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

—	Level Three: The use of significantly unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)
	US Plan Assets
	2011				2010
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Category:
Cash and Cash Equivalents	$147	$39	$108	$–	$67	$35	$32	$–
Equity Securities:
US(a)	806	471	335		885	635	250
International(b)	453	369	84		473	370	103
Debt Securities:
Corporate bonds(c)	340		340		220		220
Government and government-related debt securities(d)	545	146	399		554	148	406
Government agency collateralized mortgage obligations and mortgage backed securities(e)	96		96		201		201
Other collateralized mortgage obligations and mortgage-backed securities(f)	58		58		67		67
Alternative Investments:
Private equity(g)	160			160	128			128
Real estate(h)	50			50	40			40

Total	$2,655	$1,025	$1,420	$210	$2,635	$1,188	$1,279	$168

(Stated in millions)
	International Plan Assets
	2011				2010
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Catergory:
Cash and Cash Equivalents	$152	$152	$–	$–	$106	$106	$–	$–
Equity Securities:
US(a)	1,170	1,018	152		1,268	1,117	151
International(b)	937	651	286		1,031	1,031
Debt Securities:
Corporate bonds(c)	399		399		289	15	274
Government and government-related(d)	808	551	257		693	365	328
Government agency collateralized mortgage obligations and mortgage backed securities(e)	268	190	78		125	44	81
Other collateralized mortgage obligations and mortgage-backed securities(f)	93		93		74		74
Alternative Investments:
Private equity(g)	150			150	114			114
Real estate(h)	62			62	64			64
Other	58			58

Total	$4,097	$2,562	$1,265	$270	$3,764	$2,678	$908	$178

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)	International equities are invested in companies that are traded on exchanges outside the US and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.

(c)	Corporate bonds consist primarily of investment grade bonds from diversified industries.

(d)	Government and government-related debt securities are comprised primarily of inflation protected US treasuries and, to a lesser extent, other government-related securities.

(e)	Government agency collateralized mortgage obligations and mortgage backed-securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by governmental and quasi-governmental entities.

(f)	Other collateralized mortgage obligations and mortgage-backed securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by private entities.

(g)	Private equity includes investments in several fund of funds limited partnerships.

(h)	Real estate primarily includes investments in real estate limited partnerships, concentrated in commercial real estate.

The funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $600 million to its postretirement benefit plans in 2012, subject to market and business conditions.

Postretirement Benefits Other than Pensions

Schlumberger provides certain health care benefits to former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation at December 31,		Net Periodic Benefit Cost for the year
	2011	2010	2011	2010	2009
Discount rate	5.00%	5.50%	5.50%	6.00%	6.94%
Return on plan assets	–	–	7.00%	8.00%	8.00%
Current medical cost trend rate	8.00%	8.00%	8.00%	8.00%	8.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches theultimate trend rate	2018	2017	2017	2016	2015

The net periodic benefit cost for the US postretirement medical plan included the following components:

(Stated in millions)
	2011	2010	2009
Service cost – benefits earned during the period	$24	$23	$19
Interest cost on projected benefit obligation	57	58	56
Expected return on plan assets	(20)	(6)	(2)
Amortization of prior service credit	(12)	(21)	(25)
Amortization of net loss	13	11	3

	62	65	51
Curtailment charge	–	–	6

	$62	$65	$57

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)
	2011	2010
Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of year	$1,051	$991
Service cost	24	23
Interest cost	57	58
Contributions by plan participants	6	4
Actuarial losses	90	8
Benefits paid	(40)	(33)

Benefit obligation at end of year	$1,188	$1,051

Change in Plan Assets
Plan assets at fair value at beginning of year	$290	$58
Company contributions	165	248
Contributions by plan participants	6	5
Benefits paid	(40)	(33)
Actual return on plan assets	22	12

Plan assets at fair value at end of year	$443	$290

Unfunded Liability	$(745)	$(761)

Amounts Recognized in Accumulated
Other Comprehensive Loss
Actuarial losses	$286	$212
Prior service cost	(24)	(35)

	$262	$177

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the US postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

(Stated in millions)
	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$16	$(13)
Effect on accumulated postretirement benefit obligation	$196	$(160)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan (which is disclosed net of the annual Medicare Part D subsidy, which ranges from $3 million to $6 million per year) were as follows:

(Stated in millions)
	Pension Benefits		Postretirement Medical Plan
	US	International
2012	$135	$156	$45
2013	139	168	49
2014	143	183	52
2015	149	197	55
2016	155	215	59
2017- 2021	911	1,250	352

Included in Accumulated other comprehensive loss at December 31, 2011 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated amounts that will be amortized from the estimated portion of each component of Accumulated other comprehensive loss which is expected to be recognized as a component of net periodic benefit cost during the year-ending December 31, 2012 are as follows:

(Stated in millions)
	Pension Plans	Postretirement Medical Plan
Net actuarial losses	$104	$18
Prior service cost (credit)	$132	$(8)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $582 million, $403 million and $418 million in 2011, 2010 and 2009, respectively.

19.    Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)
	2011	2010	2009
Interest	$294	$234	$249
Income taxes	$1,836	$571	$665

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
	2011	2010
Payroll, vacation and employee benefits	$1,597	$1,414
Trade	3,389	2,649
Other	2,593	2,425

	$7,579	$6,488

Interest and other income, net includes the following:

(Stated in millions)
	2011	2010	2009
Interest income	$40	$50	$61
Equity in net earnings of affiliated companies:
M-I SWACO	–	78	131
Others	89	86	78
Other	–	–	3

	$129	$214	$273

Allowance for doubtful accounts is as follows:

(Stated in millions)
	2011	2010	2009
Balance at beginning of year	$185	$160	$133
Provision	37	38	54
Amounts written off	(45)	(13)	(27)

Balance at end of year	$177	$185	$160

Discontinued Operations

During the second quarter of 2011, Schlumberger completed the divestiture of its Global Connectivity Services business for approximately $385 million in cash. An after-tax gain of $220 million was recognized in connection with this transaction, and is classified in Income (loss) from discontinued operations in the Consolidated Statement of Income. The historical results of this business were not significant to Schlumberger’s consolidated financial statements and, as such, have not been reclassified to discontinued operations.

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

Management’s Report on Internal Control Over Financial Reporting

Schlumberger management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a–15(f) of the Securities Exchange Act of 1934, as amended. Schlumberger’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2011, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 1, 2012

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2011 and 2010.

(Stated in millions except per share amounts)
		Gross	Net Income attributable to	Earnings per share of Schlumberger [2]
	Revenue	Margin[1,2]	Schlumberger[2]	Basic	Diluted
Quarters-2011
First [3]	$8,716	$1,663	$944	$0.69	$0.69
Second [4]	9,621	1,991	1,339	0.99	0.98
Third [5]	10,229	2,136	1,301	0.97	0.96
Fourth [6]	10,974	2,332	1,414	1.06	1.05

	$39,540	$8,121	$4,997	$3.70	$3.67

Quarters-2010
First [7]	$5,598	$1,183	$672	$0.56	$0.56
Second	5,937	1,285	818	0.69	0.68
Third [8]	6,845	1,374	1,734	1.39	1.38
Fourth [9]	9,067	1,762	1,043	0.76	0.76

	$27,447	$5,604	$4,267	$3.41	$3.38

1.	Gross margin equals Revenue less Cost of revenue.
2.	Amounts may not add due to rounding.
3.	Net income in the first quarter of 2011 includes after-tax charges of $28 million.
4.	Net income in the second quarter of 2011 includes after-tax charges of $64 million.
5.	Net income in the third quarter of 2011 includes after-tax charges of $23 million.
6.	Net income in the fourth quarter of 2011 includes after-tax charges of $80 million.
7.	Net income in the first quarter of 2010 includes after-tax charges of $75 million.
8.	Net income in the third quarter of 2010 includes net after-tax credits of $859 million.
9.	Net income in the fourth quarter of 2010 includes after-tax charges of $121 million.

*	Mark of Schlumberger

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2012 Proxy Statement is incorporated herein by reference.

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

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2011” in Schlumberger’s 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information – Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information – Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2012 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance – Board Independence” and “Corporate Governance – Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Page(s)
Consolidated Statement of Cash Flows for the three years ended December 31, 2011	36
Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2011	37 and 38
Notes to Consolidated Financial Statements	39 to 71
Report of Independent Registered Public Accounting Firm	72
Quarterly Results (Unaudited)	73

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

Date: February 1, 2012	SCHLUMBERGER LIMITED

	By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director and Chief Executive Officer
Paal Kibsgaard	(Principal Executive Officer)

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer
Simon Ayat	(Principal Financial Officer)

/S/ HOWARD GUILD	Chief Accounting Officer
Howard Guild	(Principal Accounting Officer)

*	Director
Philippe Camus

*	Director
Peter L.S. Currie

*	Chairman and Executive Officer
Andrew Gould

*	Director
Tony Isaac

*	Director
K.V. Kamath

*	Director
Nikolay Kudryavtsev

*	Director
Adrian Lajous

*	Director
Michael E. Marks

*	Director
Elizabeth Moler

*	Director
Lubna S. Olayan

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Henri Seydoux

/S/ ALEXANDER C. JUDEN	February 1, 2012
*By Alexander C. Juden Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 6, 2011 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on April 21, 2005 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	3.2

Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.1

First Supplemental Indenture dated as of June 9, 2003, by and between Schlumberger Limited and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to Schlumberger’s Registration Statement on Form S-3 filed on September 12, 2003)	4.2

Schlumberger 1994 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.1

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.2

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.3

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.4

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.5

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.6

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.7 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.7

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.8

Schlumberger 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed with the SEC on April 9, 2010) (+)	10.9

Schlumberger Discounted Stock Purchase Plan, as amended and restated January 1, 2010 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed with the SEC on April 9, 2010) (+)	10.10

Form of Option Agreement, Capped Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.11

Form of Option Agreement, Capped Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.12

Exhibit

Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.11 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)	10.13

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.12 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)	10.14

Form of Smith International, Inc. 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) (+)	10.15

Employment Agreement dated March 9, 2010 and effective as of February 9, 2010, between Schlumberger Limited and Chakib Sbiti (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010) (+)	10.16

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	10.17

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)

Philippe Camus	dated:

Peter L.S. Currie	January 19, 2012

Andrew Gould

Tony Isaac

K.V. Kamath

Paal Kibsgaard

Nikolay Kudryavtsev

Adrian Lajous

Michael E. Marks

Elizabeth Moler

Lubna S. Olayan

Leo Rafael Reif

Tore I. Sandvold

Henri Seydoux		24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)		31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)		31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)		32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)		32.2

Mine Safety Disclosure (*)		95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. (*)		101

(*) Exhibits physically filed with this Form 10-K. All other exhibits are incorporated by reference.

(+) Management contracts or compensatory plans or arrangements.