Form 10-Q
period 2012-03-31
SCHLUMBERGER LTD /NV/
filed 2012-04-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,333,554,386

SCHLUMBERGER LIMITED

First Quarter 2012 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions , except per share amounts )

	Three Months Ended March 31,
	2012	2011
Revenue
Oilfield Services	$9,918	$8,122
Distribution	693	594

	10,611	8,716
Interest & other income	47	31
Expenses
Cost of Revenue:
Oilfield Services	7,816	6,483
Distribution	658	572
Research & engineering	275	254
General & administrative	93	93
Merger & integration	15	34
Interest	80	73

Income before taxes	1,721	1,238
Taxes on income	411	295

Net income	1,310	943
Net income (loss) attributable to noncontrolling interests	9	(1)

Net income attributable to Schlumberger	$1,301	$944

Basic earnings per share of Schlumberger	$0.98	$0.69

Diluted earnings per share of Schlumberger	$0.97	$0.69

Average shares outstanding:
Basic	1,334	1,360
Assuming dilution	1,344	1,375

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	(Stated in millions)

	Three months Ended March 31,
	2012	2011
Net income	$1,310	$943
Currency translation adjustments
Unrealized net change arising during the period	111	129
Derivatives
Net derivatives gain on hedge transactions	155	192
Reclassification to net income of net realized gain	(110)	(227)
Pension and other postretirement benefit plans
Actuarial loss
Actuarial loss arising during the period	(28)	(11)
Amortization to net income of net actuarial loss	43	33
Prior service cost
Prior service credit arising during the period	—	1
Amortization to net income of net prior service cost	31	30
Income taxes on pension and other postretirement benefit plans	(10)	(22)

Comprehensive income	1,502	1,068
Comprehensive income (loss) attributable to noncontrolling interests	9	(1)

Comprehensive income attributable to Schlumberger	$1,493	$1,069

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

		(Stated in millions)
	Mar. 31, 2012 (Unaudited)	Dec. 31, 2011
ASSETS
Current Assets
Cash	$1,346	$1,705
Short-term investments	2,739	3,122
Receivables less allowance for doubtful accounts (2012 - $171; 2011 - $177)	10,401	9,500
Inventories	5,118	4,700
Deferred taxes	487	456
Other current assets	1,201	1,056

	21,292	20,539
Fixed Income Investments, held to maturity	281	256
Investments in Affiliated Companies	1,303	1,266
Fixed Assets less accumulated depreciation	13,314	12,993
Multiclient Seismic Data	454	425
Goodwill	14,199	14,154
Intangible Assets	4,805	4,882
Other Assets	718	686

	$56,366	$55,201

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,294	$7,579
Liability for taxes on income	1,411	1,245
Long-term debt - current portion	1,296	1,041
Short-term borrowings	432	336
Dividends payable	369	337

	10,802	10,538
Long-term Debt	8,439	8,556
Postretirement Benefits	1,717	1,732
Deferred Taxes	1,749	1,731
Other Liabilities	1,171	1,252

	23,878	23,809

Equity
Common stock	11,685	11,639
Treasury stock	(5,767)	(5,679)
Retained earnings	29,794	28,860
Accumulated other comprehensive loss	(3,365)	(3,557)

Schlumberger stockholders’ equity	32,347	31,263
Noncontrolling interests	141	129

	32,488	31,392

	$56,366	$55,201

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended Mar. 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,310	$943
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	853	788
Earnings of companies carried at equity, less dividends received	(37)	(21)
Deferred income taxes	(18)	60
Stock-based compensation expense	79	67
Pension and other postretirement benefits expense	97	94
Pension and other postretirement benefits funding	(54)	(49)
Change in assets and liabilities: (2)
Increase in receivables	(875)	(561)
Increase in inventories	(399)	(251)
Increase in other current assets	(130)	(49)
Decrease in accounts payable and accrued liabilities	(267)	(177)
Increase (decrease) in liability for taxes on income	164	(99)
Decrease in other liabilities	(16)	(41)
Other - net	25	132

NET CASH PROVIDED BY OPERATING ACTIVITIES	732	836

Cash flows from investing activities:
Capital expenditures	(961)	(770)
Multiclient seismic data capitalized	(101)	(83)
Business acquisitions, net of cash acquired	—	(74)
Sale of investments, net	362	565
Other	(45)	(23)

NET CASH USED IN INVESTING ACTIVITIES	(745)	(385)

Cash flows from financing activities:
Dividends paid	(334)	(291)
Proceeds from employee stock purchase plan	115	90
Proceeds from exercise of stock options	88	146
Stock repurchase program	(324)	(844)
Proceeds from issuance of long-term debt	46	2,234
Repayment of long-term debt	(40)	(2,146)
Net decrease in short-term borrowings	93	64

NET CASH USED IN FINANCING ACTIVITIES	(356)	(747)

Net decrease in cash before translation effect	(369)	(296)
Translation effect on cash	10	7
Cash, beginning of period	1,705	1,764

Cash, end of period	$1,346	$1,475

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)
				Accumulated Other
	Common Stock		Retained Earnings	Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2012 - March 31, 2012	Issued	In Treasury
Balance, January 1, 2012	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392
Net income			1,301		9	1,310
Currency translation adjustments				111		111
Changes in fair value of derivatives				45		45
Deferred employee benefits liabilities				36		36
Shares sold to optionees, less shares exchanged	(33)	121				88
Vesting of restricted stock	(11)	11				—
Shares issued under employee stock purchase plan	11	104				115
Stock repurchase program		(324)				(324)
Stock-based compensation expense	79					79
Dividends declared ($0.275 per share)			(367)			(367)
Other					3	3

Balance, March 31, 2012	$11,685	$(5,767)	$29,794	$(3,365)	$141	$32,488

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2011 - March 31, 2011	Issued	In Treasury
Balance, January 1, 2011	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444
Net income			944		(1)	943
Currency translation adjustments				129	2	131
Changes in fair value of derivatives				(35)		(35)
Deferred employee benefits liabilities				31		31
Shares sold to optionees, less shares exchanged	(8)	154				146
Vesting of restricted stock	(10)	10				—
Shares issued under employee stock purchase plan	14	76				90
Stock repurchase program		(844)				(844)
Stock-based compensation expense	67					67
Dividends declared ($0.25 per share)			(340)			(340)
Other					(7)	(7)

Balance, March 31, 2011	$11,983	$(3,740)	$25,814	$(2,643)	$212	$31,626

SHARES OF COMMON STOCK

(Unaudited)

			(Stated in millions)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2012	1,434	(100)	1,334
Shares sold to optionees, less shares exchanged	—	2	2
Shares issued under employee stock purchase plan	—	2	2
Stock repurchase program	—	(4)	(4)

Balance, March 31, 2012	1,434	(100)	1,334

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The December 31, 2011 balance sheet information has been derived from the Schlumberger 2011 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 1, 2012.

2. Charges and Credits

Schlumberger recorded the following charges and credits during the first three months of 2012 and 2011:

2012

•

Schlumberger recorded $15 million of pretax merger and integration-related charges ($13 million after-tax) in connection with the August 27, 2010 acquisition of Smith International, Inc. (“Smith”). This amount is classified in Merger & integration in the Consolidated Statement of Income.

2011

•

Schlumberger recorded $34 million of pretax merger and integration-related charges ($28 million after-tax) in connection with the acquisitions of Smith and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2012			2011
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
First Quarter
Basic	$1,301	1,334	$0.98	$944	1,360	$0.69

Assumed exercise of stock options	—	7		—	13
Unvested restricted stock	—	3		—	2

Diluted	$1,301	1,344	$0.97	$944	1,375	$0.69

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, were as follows:

	(Stated in millions)
	2012	2011
First Quarter	14	1

4. Inventories

A summary of inventories follows:

	(Stated in millions)
	Mar. 31, 2012	Dec. 31, 2011
Raw materials & field materials	$2,300	$2,066
Work in process	368	364
Finished goods	2,450	2,270

	$5,118	$4,700

5. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Mar. 31, 2012	Dec. 31, 2011
Property, plant & equipment	$30,394	$29,551
Less: Accumulated depreciation	17,080	16,558

	$13,314	$12,993

Depreciation expense relating to fixed assets was $701 million and $661 million in the first quarter of 2012 and 2011, respectively.

6. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2012 was as follows:

(Stated in millions)
Balance at December 31, 2011	$425
Capitalized in period	101
Charged to expense	(72)

Balance at March 31, 2012	$454

7. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2012 were as follows:

				(Stated in millions)
	Reservoir Characterization	Drilling	Production	Distribution	Total
Balance at January 1, 2012	$3,360	$8,362	$2,356	$76	$14,154
Reallocation	—	(125)	125	—	—
Impact of changes in exchange rates	18	13	14	—	45

Balance at March 31, 2012	$3,378	$8,250	$2,495	$76	$14,199

8. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

					(Stated in millions )
	Mar. 31, 2012			Dec. 31, 2011
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,876	$374	$1,502	$1,875	$341	$1,534
Tradenames	1,668	138	1,530	1,677	131	1,546
Customer Relationships	1,961	236	1,725	1,954	209	1,745
Other	354	306	48	356	299	57

	$5,859	$1,054	$4,805	$5,862	$980	$4,882

Amortization expense was $80 million during the first quarter of 2012 and $84 million during the same period of 2011.

The weighted average amortization period for all intangible assets is approximately 21 years.

Based on the net book value of intangible assets at March 31, 2012, amortization charged to income for the subsequent five years is estimated to be: remainder of 2012 - $241 million; 2013 - $304 million; 2014 - $298 million; 2015 - $287 million; 2016 - $268 million; and 2017 - $260 million.

9. Long-term Debt

A summary of Long-term Debt follows:

	(Stated in millions)
	Mar. 31, 2012	Dec. 31, 2011
3.300% Senior Notes due 2021	$1,595	$1,595
4.50% Guaranteed Notes due 2014	1,343	1,290
2.75% Guaranteed Notes due 2015	1,336	1,297
1.950% Senior Notes due 2016	1,099	1,099
4.200% Senior Notes due 2021	1,099	1,099
5.25% Guaranteed Notes due 2013	671	649
2.650% Senior Notes due 2016	498	498
3.00% Guaranteed Notes due 2013	—	450
Floating Rate Senior Notes due 2014	300	300
Commercial paper borrowing	226	—
Other variable rate debt	272	271

	8,439	8,548
Fair value adjustment - hedging (1)	—	8

	$8,439	$8,556

(1)	Represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

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

The estimated fair value of Schlumberger’s Long-term Debt at March 31, 2012 and December 31, 2011, based on quoted market prices, was $8.8 billion and $8.9 billion, respectively.

10. Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivative transactions for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

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

At March 31, 2012, Schlumberger recognized a cumulative net $19 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At March 31, 2012, contracts were outstanding for the US dollar equivalent of $5.2 billion in various foreign currencies, of which $3.9 billion relate to hedges of debt denominated in currencies other than the functional currency.

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

At March 31, 2012, $23 million of commodity forward contracts were outstanding.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.

During the third quarter of 2009, Schlumberger entered into an interest rate swap relating to a certain debt instrument. The swap was for a notional amount of $450 million in order to hedge changes in the fair value of Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger receives interest at a fixed rate of 3.0% annually and will pay interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%. This interest rate swap is designated as a fair value hedge of the underlying debt. This derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.

At March 31, 2012, Schlumberger had fixed rate debt aggregating $7.7 billion and variable rate debt aggregating $2.5 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled $3.0 billion at March 31, 2012, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Mar. 31, 2012	Dec. 31, 2011
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$9	$2	Other current assets
Foreign exchange contracts	39	4	Other Assets
Interest rate swaps	8	9	Other Assets

	$56	$15

Derivatives not designated as hedges:
Foreign exchange contracts	$6	$8	Other current assets
Foreign exchange contracts	7	9	Other Assets

	$13	$17

	$69	$32

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$13	$47	Accounts payable and accrued liabilities
Foreign exchange contracts	65	130	Other Liabilities

	$78	$177

Derivatives not designated as hedges:
Foreign exchange contracts	$5	$9	Accounts payable and accrued liabilities
Commodity contacts	—	3	Accounts payable and accrued liabilities

	$5	$12

	$83	$189

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	First Quarter		Consolidated Statement of Income Classification
	2012	2011
Derivatives designated as fair value hedges:
Foreign exchange contracts	$—	$2	Cost of revenue -Oilfield Services
Interest rate swaps	1	—	Interest expense

	$1	$2

Derivatives not designated as hedges:
Foreign exchange contracts	$(27)	$(21)	Cost of revenue -Oilfield Services
Commodity contracts	2	1	Cost of revenue -Oilfield Services

	$(25)	$(20)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCI into Income
	First Quarter		Consolidated Statement of Income Classification
	2012	2011
Foreign exchange contracts	$112	$225	Cost of revenue -Oilfield Services
Foreign exchange contracts	(2)	2	Research & engineering

	$110	$227

	(Stated in millions)
	Gain (Loss) Recognized in
	First Quarter
	2012	2011
Foreign exchange contracts	$155	$192

11. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	First Quarter
	2012	2011
United States	$591	$365
Outside United States	1,130	873

	$1,721	$1,238

During the first quarter of 2012, Schlumberger recorded pretax charges of $15 million ($11 million in the US and $4 million outside of the US).

Schlumberger recorded pretax charges of $34 million during the three months ended March 31, 2011 ($23 million in the US and $11 million outside of the US).

These charges are included in the table above and are more fully described in Note 2 – Charges and credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Mar. 31, 2012	Dec. 31, 2011
Postretirement benefits, net	$412	$440
Intangible assets	(1,471)	(1,498)
Investments in non-US subsidiaries	(348)	(349)
Other, net	145	132

	$(1,262)	$(1,275)

The above deferred tax balances at March 31, 2012 and December 31, 2011 were net of valuation allowances relating to net operating losses in certain countries of $245 million and $239 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	First Quarter
	2012	2011
Current:
United States - Federal	$199	$155
United States - State	18	16
Outside United States	212	64

	$429	$235

Deferred:
United States - Federal	$(34)	$(29)
United States - State	(3)	3
Outside United States	19	93
Valuation allowance	—	(7)

	$(18)	$60

Consolidated taxes on income	$411	$295

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	First Quarter
	2012	2011
US federal statutory rate	35%	35%
US state income taxes	1	1
Non-US income taxed at different rates	(10)	(11)
Other	(2)	(1)

Effective income tax rate	24%	24%

12. Contingencies

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

13. Segment Information

			(Stated in millions)
	First Quarter 2012		First Quarter 2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$2,586	$672	$2,193	$460
Drilling (1)	3,785	657	3,112	465
Production (1)	3,539	621	2,808	531
Eliminations & other	8	(7)	9	(1)

	9,918	1,943	8,122	1,455

Distribution	713	35	601	22
Eliminations	(20)	—	(7)	—

	693	35	594	22

Corporate & other	—	(172)	—	(143)
Interest income (2)	—	10	—	9
Interest expense (3)	—	(80)	—	(71)
Charges and credits (see Note 2)	—	(15)	—	(34)

	$10,611	$1,721	$8,716	$1,238

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest income included in the segment results ($- million in 2012; $- million in 2011).
(3)	Excludes interest expense included in the segment results ($- million in 2012; $2 million in 2011).

14. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

		(Stated in millions)
	First Quarter
	2012		2011
	US	Int’l	US	Int’l
Service cost - benefits earned during period	$17	$21	$16	$17
Interest cost on projected benefit obligation	38	58	38	56
Expected return on plan assets	(46)	(80)	(43)	(70)
Amortization of prior service cost	3	30	3	31
Amortization of net loss	23	15	22	8

	$35	$44	$36	$42

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	First Quarter
	2012	2011
Service cost - benefits earned during period	$7	$7
Interest cost on accumulated postretirement benefit obligation	15	14
Expected return on plan assets	(7)	(5)
Amortization of prior service cost	(2)	(3)
Amortization of net loss	5	3

	$18	$16

15. Subsequent Event

On April 10, 2012 Schlumberger entered into an agreement to sell its Wilson distribution business, a component of its Distribution segment, to National Oilwell Varco, Inc. for approximately $0.8 billion in cash (this transaction does not include Schlumberger’s interest in CE Franklin Ltd.). Closing of this transaction is subject to customary regulatory approvals. The Wilson distribution business generated revenue of approximately $2.1 billion during 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2012 Compared to Fourth Quarter 2011

Product Groups

			(Stated in millions)
	First Quarter 2012		Fourth Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,586	$672	$2,787	$777
Drilling (1)	3,785	657	3,805	650
Production (1)	3,539	621	3,703	775
Eliminations & other	8	(7)	7	(33)

	9,918	1,943	10,302	2,169

Distribution	713	35	685	26
Eliminations	(20)	—	(13)	—

	693	35	672	26

Corporate & Other	—	(172)	—	(154)
Interest Income (2)	—	10	—	8
Interest Expense (2)	—	(80)	—	(81)
Charges and credits	—	(15)	—	(82)

	$10,611	$1,721	$10,974	$1,886

Geographic Areas

			(Stated in millions)
	First Quarter 2012		Fourth Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,403	$777	$3,516	$947
Latin America	1,754	321	1,834	302
Europe/CIS/Africa	2,614	432	2,704	476
Middle East & Asia	2,058	478	2,142	506
Eliminations & other	89	(65)	106	(62)

	9,918	1,943	10,302	2,169

Distribution	713	35	685	26
Eliminations	(20)	—	(13)	—

	693	35	672	26

Corporate & Other	—	(172)	—	(154)
Interest Income (2)	—	10	—	8
Interest Expense (2)	—	(80)	—	(81)
Charges and credits	—	(15)	—	(82)

	$10,611	$1,721	$10,974	$1,886

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest included in the Product Group and Geographical Area results.

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments as well as the charges and credits described in detail in Note 2 to the Consolidated Financial Statements, interest on postretirement medical benefits, stock-based compensation costs and amortization expense associated with intangible assets recorded as a result of the acquisition of Smith International, Inc. (“Smith”).

OILFIELD SERVICES

First-quarter revenue of $9.92 billion decreased 4% sequentially. The strong year-end product, software and multiclient sales experienced in the fourth quarter of 2011 accounted for approximately two-thirds of the sequential decrease in revenue in the first quarter of 2012.

Reservoir Characterization Group revenue decreased primarily on lower WesternGeco multiclient and Schlumberger Information Solutions (SIS) software sales following the fourth quarter of 2011 seasonal highs, but these effects were partially offset by higher WesternGeco marine acquisition activity. Drilling Group revenue was flat as higher M-I SWACO sales in North America land, increasing deepwater activity in the US Gulf of Mexico, and robust international activity across the Group were offset by lower Integrated Project Management (IPM) operations in the Mexico and Iraq GeoMarkets. Production Group revenue decreased sequentially on lower Well Services pricing and fleet utilization in North America land, the effect of strong year-end Artificial Lift and Completions Systems equipment sales experienced in the fourth quarter of 2011, and lower Framo and Schlumberger Production Management activities.

On a geographical basis, North America Area revenue decreased due to lower WesternGeco multiclient sales following the strong fourth-quarter 2011 results. Revenue was otherwise flat sequentially as the decline in US land was partially offset by the stronger winter exploration activity in Western Canada and Alaska, although the effect in Canada was muted by the very early spring break-up. Area revenue also benefited from increased drilling and deepwater exploration activity in the US Gulf of Mexico. In the Latin America Area, revenue declined in the Mexico & Central America GeoMarket from lower IPM project activities; in the Peru, Colombia & Ecuador GeoMarket from the effect of the strong product sales seen in the fourth quarter of 2011; and in the Brazil GeoMarket from reduced WesternGeco multiclient sales. These declines, however, were partially offset by higher WesternGeco marine activity in the Venezuela, Trinidad & Tobago GeoMarket and higher shale-related activity that benefited Well Services, Wireline and M-I SWACO in the Argentina, Bolivia and Chile GeoMarket. In the Europe/CIS/Africa Area, revenue decreased following the seasonally strong product and software sales of the fourth quarter of 2011, and sluggish winter activity in Russia and the North Sea GeoMarket. These factors more than offset Area revenue growth attributable to strong exploration activities in the Southern and Eastern Africa GeoMarket; a continued resumption of activities in the Libya GeoMarket; and robust M-I SWACO sales in the Nigeria and Gulf of Guinea Africa GeoMarket. In the Middle East & Asia Area, revenue decreased from the effect of seasonally strong product and software sales in the fourth quarter of 2011. Reduced IPM project activity in Iraq and the shutdown of operations in Syria and South Sudan also contributed to this decline although the effect was largely mitigated by increased activity in the East Asia GeoMarket following the monsoon-related slowdowns of the fourth quarter of 2011.

First-quarter pretax operating income of $1.94 billion decreased 10% sequentially. Pretax operating margin decreased 147 basis points (bps) sequentially to 19.6% primarily due to the reduced software and product sales as well as to the lower WesternGeco multiclient sales. North America pretax operating margin decreased 409 bps sequentially to 22.8% from lower WesternGeco multiclient sales and reduced Well Services asset utilization and pricing. International pretax operating margin was flat at 19.1%, with the increase in high-margin exploration and deepwater activities helping sustain robust international margins despite the significant impact of the fourth-quarter 2011 product, software and multiclient sales and the seasonal drop in activity in Russia and the North Sea during the first quarter of 2012.

Reservoir Characterization Group

First-quarter revenue of $2.59 billion was 7% lower sequentially. Pretax operating income of $672 million was 14% lower compared to prior quarter.

Sequentially, revenue decreased primarily on lower WesternGeco multiclient and SIS software sales following their fourth-quarter 2011 seasonal highs, but these effects were partially offset by increased WesternGeco marine acquisition on higher vessel utilization. Wireline revenue was flat as strong activity in the North America and Latin America Areas was offset by slowdowns in the Europe/CIS/Africa and Middle East & Asia Areas due to weather and seasonality. Excluding seasonality, the Group grew on stronger deepwater and exploration activity in Sub-Sahara Africa, Latin America and the US Gulf of Mexico.

Pretax operating margin decreased 189 bps sequentially to 26% primarily due to the seasonally lower WesternGeco multiclient and SIS software sales but this effect was partially mitigated by higher WesternGeco vessel utilization on lower marine transits. Excluding seasonality, margins improved through deepwater and exploration activities and better WesternGeco vessel utilization.

Drilling Group

First-quarter revenue of $3.78 billion was flat sequentially. Pretax operating income of $657 million was 1% higher than the fourth quarter.

Sequentially, revenue was flat as higher M-I SWACO sales in North America land, increasing deepwater activity in the US Gulf of Mexico, and robust international activity across the Group were offset by lower IPM activity in the Mexico & Central America and Iraq GeoMarkets. Drilling & Measurements revenue slipped marginally due to winter weather in Russia, although this was partially offset by higher activities in the Latin America and Middle East and Asia Areas. Bits and Advanced Technologies revenue decreased slightly due to the effect of the seasonal product sales experienced in the fourth quarter of 2011.

Sequentially, pretax operating margin increased 28 bps to 17.4% due to stronger M-I SWACO pricing in North America land, the Group’s increasing high-margin deepwater activity in North America, and an increased international footprint for former Smith Technologies.

Production Group

First-quarter revenue of $3.54 billion decreased 4% sequentially. Pretax operating income of $621 million was 20% lower sequentially.

Sequentially, revenue decreased on lower Well Services pricing and fleet utilization in North America land, the effect of the exceptional Artificial Lift and Completions Systems equipment sales seen in the fourth quarter of 2011, and lower Framo and Schlumberger Production Management activities. The transition of Well Services activities from gas-rich to liquids-rich basins in North America also impacted results as the reduced fleet utilization and new industry pressure-pumping capacity led to competitive pricing declines.

First-quarter pretax operating margin decreased 338 bps to 17.6% reflecting pricing erosion for Well Services technologies through increased competitive forces from the introduction of new industry pressure-pumping capacity into liquids plays following the industry migration from gas-rich basins. Operating margin was also affected by reduced asset fleet utilization and cost inflation for certain materials. The seasonally lower Artificial Lift and Completions Systems equipment sales also contributed to the margin decline.

First Quarter 2012 Compared to First Quarter 2011

Product Groups

			(Stated in millions)
	First Quarter 2012		First Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,586	$672	$2,193	$460
Drilling (1)	3,785	657	3,112	465
Production (1)	3,539	621	2,808	531
Eliminations & other	8	(7)	9	(1)

	9,918	1,943	8,122	1,455

Distribution	713	35	601	22
Eliminations	(20)	—	(7)	—

	693	35	594	22

Corporate & Other	—	(172)	—	(143)
Interest Income (2)	—	10	—	9
Interest Expense (2)	—	(80)	—	(71)
Charges and credits	—	(15)	—	(34)

	$10,611	$1,721	$8,716	$1,238

Geographic Areas

			(Stated in millions)
	First Quarter 2012		First Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,403	$777	$2,589	$595
Latin America	1,754	321	1,386	217
Europe/CIS/Africa	2,614	432	2,190	273
Middle East & Asia	2,058	478	1,848	405
Eliminations & other	89	(65)	109	(35)

	9,918	1,943	8,122	1,455

Distribution	713	35	601	22
Eliminations	(20)	—	(7)	—

	693	35	594	22

Corporate & Other	—	(172)	—	(143)
Interest Income (2)	—	10	—	9
Interest Expense (2)	—	(80)	—	(71)
Charges and credits	—	(15)	—	(34)

	$10,611	$1,721	$8,716	$1,238

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

First-quarter 2012 revenue of $9.92 billion was 22% higher than the same period last year largely due to the significantly improved activity of Well Services technologies in North America and an increase in M-I SWACO, Wireline and Drilling & Measurements exploration activities.

First-quarter 2012 pretax operating margin increased 167 bps to 19.6% as a result of higher-margin exploration activities that benefited Wireline and Drilling & Measurements, improved multiclient sales and marine utilization at WesternGeco, partially offset by a decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation. The first-quarter 2011 margins were adversely impacted by the geopolitical events in North Africa and the Middle East, as well as severe weather in the US and Australia.

Reservoir Characterization Group

First-quarter 2012 revenue of $2.59 billion was 18% higher than the same period last year led by Wireline improvements across all Areas, driven by improved offshore revenues in the US Gulf of Mexico combined with strong performances in the Brazil, Saudi Arabia, Bahrain and Nigeria & Gulf of Guinea Africa GeoMarkets. Testing Services and SIS also increased, mainly in the Latin America and Europe/CIS/Africa Areas, while WesternGeco was up on the improvements in marine activity coupled with stronger multiclient sales.

Year-on-year, pretax operating margin increased 502 basis points to 26.0% largely due to the higher-margin exploration activities that benefited Wireline and the improvements at WesternGeco. The first-quarter 2011 margins were adversely impacted by the geopolitical events in North Africa and the Middle East as well as severe weather in Australia.

Drilling Group

First-quarter 2012 revenue of $3.78 billion was 22% higher than the previous year primarily due to significantly improved activity of M-I SWACO in North America and Europe/CIS/Africa Areas, coupled with stronger demand for Drilling & Measurements services across most Areas, most notably in North America as a result of the resumption of activity in the US Gulf of Mexico. Drilling Tools & Remedial and Pathfinder technologies also increased, mainly driven by growth in North America.

Year-on-year, pretax operating margin increased 244 basis points to 17.4% as a result of the sharp increase in M-I SWACO activity and strong contribution from Drilling & Measurements particularly with the resumption of high-margin deepwater activity in the US Gulf of Mexico, as well as the strong performances of Drilling Tools & Remedial and Pathfinder technologies.

Production Group

First-quarter 2012 revenue of $3.54 billion increased 26% year-on-year, with notable growth in North America, due to a combination of capacity additions and improvements in asset utilization of Well Services Technologies. Well Services also posted significant growth internationally. Well Intervention Services, Completion Systems and Artificial Lift technologies also contributed to the Group’s growth.

Year-on-year, pretax operating margin decreased 134 basis points to 17.6% primarily due to Well Services in North America, reflecting pricing pressure and cost inflation.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the first quarters of 2012 and 2011:

	(Stated in millions)
	First Quarter
	2012	2011
Equity in net earnings of affiliated companies	$37	$21
Interest income	10	10

	$47	$31

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2012 and 2011 were as follows:

	First Quarter
	2012	2011
Research & engineering	2.6%	2.9%
General & administrative	0.9%	1.1%

Interest expense for the first quarter of 2012 was $80 million as compared to $73 million for the same period in 2011. This increase was primarily attributable to the long-term debt that Schlumberger issued during 2011.

The effective tax rate for the first quarter of 2012 was 23.9% compared to 23.8% for the same period in 2011.

CHARGES AND CREDITS

Schlumberger recorded the following charges and credits during the first quarters of 2012 and 2011.

2012:

In the first quarter of 2012, Schlumberger recorded $15 million of pretax merger and integration-related charges ($13 million after-tax) in connection with the acquisition of Smith. This amount is classified in Merger & integration in the Consolidated Statement of Income.

2011:

In the first quarter of 2011, Schlumberger recorded $34 million pretax merger and integration related charges ($28 million after-tax) in connection with the acquisition of Smith and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

		(Stated in millions)
	Mar. 31,	Mar. 31,
	2012	2011
Net Debt, beginning of year	$(4,850)	$(2,638)
Net income	1,310	943
Depreciation and amortization (1)	853	788
Excess of equity income over dividends received	(37)	(21)
Stock-based compensation expense	79	67
Pension and other postretirement benefits expense	97	94
Pension and other postretirement benefits funding	(54)	(49)
Increase in working capital	(1,567)	(1,216)
Capital expenditures	(961)	(770)
Multiclient seismic data capitalized	(101)	(83)
Dividends paid	(334)	(291)
Stock repurchase program	(324)	(844)
Proceeds from employee stock plans	203	236
Business acquisitions	—	(74)
Currency effect on net debt	(120)	2
Other	5	(134)

Net Debt, end of period	$(5,801)	$(3,990)

(1)	Includes multiclient seismic data costs.

	(Stated in millions)
	Mar. 31,	Dec. 31,
Components of Net Debt	2012	2011
Cash	$1,346	$1,705
Short-term investments	2,739	3,122
Fixed income investments, held to maturity	281	256
Short-term borrowings and current portionof long-term debt	(1,728)	(1,377)
Long-term debt	(8,439)	(8,556)

	$(5,801)	$(4,850)

Key liquidity events during the first three months of 2012 and 2011 included:

•

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $6.5 billion had been repurchased as of March 31, 2012. On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013.

The following table summarizes the activity, during the three months ended March 31, under the April 17, 2008 share repurchase program:

	(Stated in millions except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
First quarter 2012	$324	4.4	$74.01
First quarter 2011	$844	9.7	$87.18

•

Cash flow provided by operations was $0.7 billion in the first quarter of 2012 compared to $0.8 billion in the first quarter of 2011 with the increase in earnings before depreciation and amortization expense offset in part by an increase in working capital requirements.

•

Capital expenditures were $1.0 billion in the first quarter of 2012 compared to $0.8 billion during the first quarter of 2011. Capital expenditures for the full year of 2012 are expected to approach $4.5 billion as compared to $4.0 billion in 2011.

•	During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.20% Senior Notes due 2021 and $500 million of 2.65% Senior Notes due 2016.

•

During the first quarter of 2011, Schlumberger repurchased all of its outstanding 9.75% Senior Notes due 2019, 8.625% Senior Notes due 2014 and 6.00% Senior Notes due 2016 for approximately $1.26 billion.

At times, Schlumberger experiences delays in payments from certain of its customers. Schlumberger operates in approximately 85 countries. At March 31, 2012, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance and only one, where cash collections are received on a timely and regular basis, represented greater than 10%. A delay in payment or the nonpayment of amounts that are owed to Schlumberger could have a material adverse effect on Schlumberger’s results of operations and cash flows.

As of March 31, 2012 Schlumberger had $4.1 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $2.8 billion was available and unused as of March 31, 2012. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger had $1.0 billion of commercial paper outstanding as of March 31, 2012.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; Schlumberger’s effective tax rate; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, current global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; the ability to respond to increased activity levels; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our first-quarter 2012 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Schlumberger’s exposure to market risk has not changed materially since December 31, 2011.

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

The information with respect to Item 1 is set forth under Note 12 - Contingencies, in the Consolidated Financial Statements.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock, which may be acquired in the open market or in negotiated transactions. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. As of March 31, 2012, $1.5 billion remained available for repurchase under the existing repurchase authorization.

Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2012 was as follows:

			(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2012	1,642.0	$69.99	1,642.0	$1,736,334
February 1 through February 29, 2012	1,268.7	$77.87	1,268.7	$1,637,541
March 1 through March 31, 2012	1,466.4	$75.17	1,466.4	$1,527,311

	4,377.1	$74.01	4,377.1

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

Exhibit 3.2 - Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005).

Exhibit 10.1 - Schlumberger 2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed with the SEC on April 11, 2012).

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

* Exhibit 95 - Mine Safety Disclosures.

* Exhibit 101 - The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Balance Sheet; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: April 25, 2012	/s/ HOWARD GUILD
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory