Form 10-Q
period 2012-06-30
SCHLUMBERGER LTD /NV/
filed 2012-07-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,327,028,158

SCHLUMBERGER LIMITED

Second Quarter 2012 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2012	2011	2012	2011
Revenue	$10,448	$8,990	$20,366	$17,112
Interest & other income	45	29	92	60
Expenses
Cost of revenue	8,162	7,023	15,973	13,507
Research & engineering	291	281	566	535
General & administrative	101	139	199	231
Merger & integration	22	32	37	65
Interest	78	69	158	142

Income before taxes	1,839	1,475	3,525	2,692
Taxes on income	445	366	845	653

Income from continuing operations	1,394	1,109	2,680	2,039
Income from discontinued operations	21	233	40	245

Net income	1,415	1,342	2,720	2,284
Net income attributable to noncontrolling interests	12	3	17	1

Net income attributable to Schlumberger	$1,403	$1,339	$2,703	$2,283

Schlumberger amounts attributable to:
Income from continuing operations	$1,382	$1,106	$2,663	$2,038
Income from discontinued operations	21	233	40	245

Net income	$1,403	$1,339	$2,703	$2,283

Basic earnings per share of Schlumberger:
Income from continuing operations	$1.04	$0.82	$2.00	$1.50
Income from discontinued operations	0.02	0.17	0.03	0.18

Net income (1)	$1.05	$0.99	$2.03	$1.68

Diluted earnings per share of Schlumberger:
Income from continuing operations	$1.03	$0.81	$1.99	$1.49
Income from discontinued operations	0.02	0.17	0.03	0.18

Net income	$1.05	$0.98	$2.02	$1.67

Average shares outstanding:
Basic	1,331	1,352	1,333	1,356
Assuming dilution	1,339	1,366	1,341	1,370

(1)	Amounts may not add due to rounding

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)

	Second Quarter		Six Months
	2012	2011	2012	2011
Net income	$1,415	$1,342	$2,720	$2,284
Currency translation adjustments
Unrealized net change arising during the period	(204)	(32)	(93)	97
Derivatives
Net derivatives (loss) gain on hedge transactions	(331)	104	(177)	296
Reclassification to net income of net realized loss (gain)	260	(95)	150	(322)
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial gain (loss) arising during the period	6	(10)	(21)	(21)
Amortization to net income of net actuarial loss	43	33	86	66
Prior service cost
Prior service credit arising during the period	—	—	—	1
Amortization to net income of net prior service cost	31	30	62	61
Income taxes on pension and other postretirement benefit plans	(13)	19	(23)	(4)

Comprehensive income	1,207	1,391	2,704	2,458
Comprehensive income attributable to noncontrolling interests	12	3	17	1

Comprehensive income attributable to Schlumberger	$1,195	$1,388	$2,687	$2,457

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

		(Stated in millions)
	Jun. 30, 2012 (Unaudited)	Dec. 31, 2011
ASSETS
Current Assets
Cash	$1,521	$1,705
Short-term investments	1,972	3,122
Receivables less allowance for doubtful accounts (2012 - $169; 2011 - $177)	10,802	9,500
Inventories	4,762	4,700
Deferred taxes	458	456
Other current assets	1,525	1,056

	21,040	20,539
Fixed Income Investments, held to maturity	261	256
Investments in Affiliated Companies	1,264	1,266
Fixed Assets less accumulated depreciation	13,689	12,993
Multiclient Seismic Data	478	425
Goodwill	14,540	14,154
Intangible Assets	4,980	4,882
Other Assets	761	686

	$57,013	$55,201

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,422	$7,579
Long-term debt - current portion	2,023	1,041
Liability for taxes on income	1,214	1,245
Short-term borrowings	498	336
Dividends payable	369	337

	11,526	10,538
Long-term Debt	7,953	8,556
Deferred Taxes	1,800	1,731
Postretirement Benefits	1,490	1,732
Other Liabilities	1,277	1,252

	24,046	23,809

Equity
Common stock	11,761	11,639
Treasury stock	(6,209)	(5,679)
Retained earnings	30,830	28,860
Accumulated other comprehensive loss	(3,572)	(3,557)

Schlumberger stockholders’ equity	32,810	31,263
Noncontrolling interests	157	129

	32,967	31,392

	$57,013	$55,201

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)

	Six Months Ended Jun. 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,720	$2,284
Less: Income from discontinued operations	(40)	(245)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,706	1,589
Earnings of companies carried at equity, less dividends received	(77)	(41)
Deferred income taxes	(29)	(24)
Stock-based compensation expense	167	132
Pension and other postretirement benefits expense	193	184
Pension and other postretirement benefits funding	(338)	(122)
Change in assets and liabilities: (2)
Increase in receivables	(1,615)	(1,025)
Increase in inventories	(669)	(487)
Increase in other current assets	(268)	(168)
(Decrease) increase in accounts payable and accrued liabilities	(41)	264
Decrease in liability for taxes on income	(116)	(560)
(Decrease) increase in other liabilities	(55)	103
Other - net	(48)	183

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,490	2,067

Cash flows from investing activities:
Capital expenditures	(2,081)	(1,716)
Multiclient seismic data capitalized	(183)	(131)
Business acquisitions, net of cash acquired	(682)	(123)
Sale (purchase) of investments, net	1,146	(123)
Other	(126)	215

NET CASH USED IN INVESTING ACTIVITIES	(1,926)	(1,878)

Cash flows from financing activities:
Dividends paid	(701)	(631)
Proceeds from employee stock purchase plan	115	89
Proceeds from exercise of stock options	117	172
Tax benefit on stock options	15	—
Stock repurchase program	(823)	(1,551)
Proceeds from issuance of long-term debt	781	3,568
Repayment of long-term debt	(243)	(2,243)
Net increase (decrease) in short-term borrowings	164	(387)

NET CASH USED IN FINANCING ACTIVITIES	(575)	(983)

Cash flows from discontinued operations - operating activities	(75)	19
Cash flows from discontinued operations - investing activities	904	381

Cash flows from discontinued operations	829	400

Net decrease in cash before translation effect	(182)	(394)
Translation effect on cash	(2)	8
Cash, beginning of period	1,705	1,764

Cash, end of period	$1,521	$1,378

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)
				Accumulated Other
	Common Stock		Retained Earnings	Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2012 - June 30, 2012	Issued	In Treasury
Balance, January 1, 2012	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392
Net income			2,703		17	2,720
Currency translation adjustments				(93)		(93)
Changes in fair value of derivatives				(27)		(27)
Deferred employee benefits liabilities				104		104
Shares sold to optionees, less shares exchanged	(58)	176				118
Shares granted to Directors		1				1
Vesting of restricted stock	(12)	12				—
Shares issued under employee stock purchase plan	11	104				115
Stock repurchase program		(823)				(823)
Stock-based compensation expense	167					167
Dividends declared ($0.55 per share)			(733)			(733)
Tax benefits on stock options	15					15
Other	(1)			1	11	11

Balance, June 30, 2012	$11,761	$(6,209)	$30,830	$(3,572)	$157	$32,967

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2011 - June 30, 2011	Issued	In Treasury
Balance, January 1, 2011	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444
Net income			2,283		1	2,284
Currency translation adjustments				97		97
Changes in fair value of derivatives				(26)		(26)
Deferred employee benefits liabilities				103		103
Shares sold to optionees, less shares exchanged	(11)	183				172
Shares granted to Directors	1					1
Vesting of restricted stock	(12)	12				—
Shares issued under employee stock purchase plan	14	75				89
Stock repurchase program		(1,551)				(1,551)
Stock-based compensation expense	132					132
Dividends declared ($0.50 per share)			(678)			(678)
Other					(5)	(5)

Balance, June 30, 2011	$12,044	$(4,417)	$26,815	$(2,594)	$214	$32,062

SHARES OF COMMON STOCK

(Unaudited)

			(Stated in millions)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2012	1,434	(100)	1,334
Shares sold to optionees, less shares exchanged	—	3	3
Shares issued under employee stock purchase plan	—	2	2
Stock repurchase program	—	(12)	(12)

Balance, June 30, 2012	1,434	(107)	1,327

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The December 31, 2011 balance sheet information has been derived from the Schlumberger 2011 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 1, 2012.

2. Charges and Credits

Schlumberger recorded the following charges and credits during the first six months of 2012 and 2011:

2012

Second quarter 2012:

•

Schlumberger recorded $22 million of pretax merger and integration-related charges ($21 million after-tax) primarily relating to its August 27, 2010 acquisition of Smith International, Inc. (“Smith”). This amount is classified in Merger & integration in the Consolidated Statement of Income.

First quarter 2012:

•

Schlumberger recorded $15 million of pretax merger and integration-related charges ($13 million after-tax) in connection with the acquisition of Smith. This amount is classified in Merger & integration in the Consolidated Statement of Income.

2011

Second quarter 2011:

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

First quarter 2011

•

Schlumberger recorded $33 million of pretax merger and integration-related charges ($28 million after-tax) in connection with the acquisitions of Smith and Geoservices. This amount is classified in Merger & integration in the Consolidated Statement of Income.

The following is a summary of these 2011 charges:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$65	$13	$52	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$115	$23	$92

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2012			2011
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Second Quarter
Basic	$1,382	1,331	$1.04	$1,106	1,352	$0.82

Assumed exercise of stock options	—	5		—	11
Unvested restricted stock	—	3		—	3

Diluted	$1,382	1,339	$1.03	$1,106	1,366	$0.81

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Six Months
Basic	$2,663	1,333	$2.00	$2,038	1,356	$1.50

Assumed exercise of stock options	—	5		—	11
Unvested restricted stock	—	3		—	3

Diluted	$2,663	1,341	$1.99	$2,038	1,370	$1.49

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)
	2012	2011
Second Quarter	28	2
Six Months	21	2

4. Inventories

A summary of inventories follows:

	(Stated in millions)
	Jun. 30, 2012	Dec. 31, 2011
Raw materials & field materials	$2,492	$2,066
Work in process	384	364
Finished goods	1,886	2,270

	$4,762	$4,700

5. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Jun. 30, 2012	Dec. 31, 2011
Property, plant & equipment	$31,024	$29,551
Less: Accumulated depreciation	17,335	16,558

	$13,689	$12,993

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2012	2011
Second Quarter	$714	$667
Six Months	$1,415	$1,327

6. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2012 was as follows:

(Stated in millions)
Balance at December 31, 2011	$425
Capitalized in period	183
Charged to expense	(130)

Balance at June 30, 2012	$478

7. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2012 were as follows:

				(Stated in millions)
	Reservoir Characterization	Drilling	Production	Distribution	Total
Balance at January 1, 2012	$3,360	$8,362	$2,356	$76	$14,154
Acquisitions	347	155	—	—	502
Reallocation	—	(125)	125	—	—
Divestiture	—	—	—	(76)	(76)
Impact of changes in exchange rates	(16)	(11)	(13)	—	(40)

Balance at June 30, 2012	$3,691	$8,381	$2,468	$—	$14,540

8. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

					(Stated in millions)
	Jun. 30, 2012			Dec. 31, 2011
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,872	$405	$1,467	$1,875	$341	$1,534
Tradenames	1,646	153	1,493	1,677	131	1,546
Customer Relationships	2,150	255	1,895	1,954	209	1,745
Other	436	311	125	356	299	57

	$6,104	$1,124	$4,980	$5,862	$980	$4,882

Amortization expense charged to income was as follows:

	(Stated in millions)
	2012	2011
Second Quarter	$80	$79
Six Months	$161	$163

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at June 30, 2012, amortization charged to income for the subsequent five years is estimated to be: remainder of 2012 - $172 million; 2013 - $328 million; 2014 - $322 million; 2015 - $310 million; 2016 - $289 million; and 2017 - $282 million.

9. Long-term Debt

A summary of Long-term Debt follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2012	2011
3.300% Senior Notes due 2021	$1,595	$1,595
4.50% Guaranteed Notes due 2014	1,244	1,297
2.75% Guranteed Notes due 2015	1,238	1,290
1.950% Senior Notes due 2016	1,099	1,099
4.200% Senior Notes due 2021	1,099	1,099
5.25% Guaranteed Notes due 2013	622	649
2.650% Senior Notes due 2016	498	498
3.00% Guaranteed Notes due 2013	—	450
Floating Rate Senior Notes due 2014	300	300
Other variable rate debt	258	271

	7,953	8,548
Fair value adjustment - hedging (1)	—	8

	$7,953	$8,556

(1)	Represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

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

The estimated fair value of Schlumberger’s Long-term Debt at June 30, 2012 and December 31, 2011, based on quoted market prices, was $8.4 billion and $8.9 billion, respectively.

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

At June 30, 2012, Schlumberger recognized a cumulative net $52 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At June 30, 2012, contracts were outstanding for the US dollar equivalent of $6.9 billion in various foreign currencies, of which $3.9 billion relate to hedges of debt denominated in currencies other than the functional currency.

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

The notional amount of outstanding commodity forward contracts was $23 million at June 30, 2012.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.

Schlumberger has an outstanding interest rate swap for a notional amount of $450 million in order to hedge changes in the fair value of its $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger receives interest at a fixed rate of 3.0% annually and will pay interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%. This interest rate swap is designated as a fair value hedge of the underlying debt. This derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.

At June 30, 2012, Schlumberger had fixed rate debt aggregating $7.4 billion and variable rate debt aggregating $3.1 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled $2.2 billion at June 30, 2012, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Jun. 30, 2012	Dec. 31, 2011
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$1	$2	Other current assets
Foreign exchange contracts	37	4	Other Assets
Interest rate swaps	7	—	Other current assets
Interest rate swaps	—	9	Other Assets

	$45	$15

Derivatives not designated as hedges:
Foreign exchange contracts	$8	$8	Other current assets
Foreign exchange contracts	12	9	Other Assets

	$20	$17

	$65	$32

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$36	$47	Accounts payable and accrued liabilities
Foreign exchange contracts	217	130	Other Liabilities

	$253	$177

Derivatives not designated as hedges:
Foreign exchange contracts	$4	$9	Accounts payable and accrued liabilities
Commodity contacts	1	3	Accounts payable and accrued liabilities

	$5	$12

	$258	$189

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	Second Quarter		Six Months		Consolidated Statement of Income Classification
	2012	2011	2012	2011
Derivatives designated as fair value hedges:
Foreign exchange contracts	$—	$5	$—	$7	Cost of revenue
Interest rate swaps	—	5	1	5	Interest expense

	$—	$10	$1	$12

Derivatives not designated as hedges:
Foreign exchange contracts	$59	$36	$32	$15	Cost of revenue
Commodity contracts	(2)	(3)	—	(2)	Cost of revenue

	$57	$33	$32	$13

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCI into Income
	Second Quarter		Six Months		Consolidated Statement of Income Classification
	2012	2011	2012	2011
Foreign exchange contracts	$(257)	$89	$(145)	$314	Cost of revenue
Foreign exchange contracts	(3)	6	(5)	8	Research & engineering

	$(260)	$95	$(150)	$322

	(Stated in millions)
	Gain (Loss) Recognized in OCI
	Second Quarter		Six Months
	2012	2011	2012	2011
Foreign exchange contracts	$(331)	$104	$(177)	$296

11. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2012	2011	2012	2011
United States	$553	$539	$1,123	$888
Outside United States	1,286	936	2,402	1,804

	$1,839	$1,475	$3,525	$2,692

Schlumberger recorded pretax charges of $22 million ($11 million in the US and $11 million outside of the US) during the second quarter of 2012 and pretax charges of $82 million during the second quarter of 2011 ($44 million in the US and $38 million outside of the US).

Schlumberger recorded pretax charges of $37 million during the six months ended June 30, 2012 ($22 million in the US and $15 million outside of the US) and pretax charges of $115 million during the six months ended June 30, 2011 ($67 million in the US and $48 million outside of the US).

These charges are included in the table above and are more fully described in Note 2 – Charges and credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2012	2011
Postretirement benefits, net	$385	$440
Intangible assets	(1,496)	(1,498)
Investments in non-US subsidiaries	(348)	(349)
Other, net	117	132

	$(1,342)	$(1,275)

The above deferred tax balances at June 30, 2012 and December 31, 2011 were net of valuation allowances relating to net operating losses in certain countries of $249 million and $239 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2012	2011	2012	2011
Current:
United States - Federal	$171	$288	$361	$436
United States - State	18	(4)	35	11
Outside United States	269	168	478	230

	$458	$452	$874	$677

Deferred:
United States - Federal	$9	$(95)	$(24)	$(123)
United States - State	1	(13)	(2)	(10)
Outside United States	(27)	20	(7)	114
Valuation allowance	4	2	4	(5)

	$(13)	$(86)	$(29)	$(24)

	$445	$366	$845	$653

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2012	2011	2012	2011
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	(1)	1	—
Non-US income taxed at different rates	(11)	(10)	(11)	(11)
Other	—	1	(1)	.

Effective income tax rate	24%	25%	24%	24%

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

13. Segment Information

			(Stated in millions)
	Second Quarter 2012		Second Quarter 2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$2,778	$784	$2,461	$602
Drilling (1)	4,001	738	3,367	535
Production (1)	3,738	612	3,152	615
Eliminations & other	(69)	(35)	10	(2)

	10,448	2,099	8,990	1,750
Corporate & other	—	(169)	—	(134)
Interest income	—	7	—	10
Interest expense (2)	—	(76)	—	(69)
Charges and credits (see Note 2)	—	(22)	—	(82)

	$10,448	$1,839	$8,990	$1,475

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest expense included in the segment results ($2 million in 2012; $- million in 2011).

			(Stated in millions)
	Six Months 2012		Six Months 2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$5,364	$1,457	$4,654	$1,062
Drilling (1)	7,786	1,395	6,479	1,000
Production (1)	7,276	1,233	5,960	1,146
Eliminations & other	(60)	(44)	19	(3)

	20,366	4,041	17,112	3,205
Corporate & other	—	(339)	—	(277)
Interest income	—	16	—	19
Interest expense (2)	—	(156)	—	(140)
Charges and credits (see Note 2)	—	(37)	—	(115)

	$20,366	$3,525	$17,112	$2,692

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest expense included in the segment results ($2 million in 2012; $2 million in 2011).

14. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	Second Quarter				Six Months
	2012		2011		2012		2011
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost - benefits earned during period	$17	$21	$14	$17	$34	$42	$30	$34
Interest cost on projected benefit obligation	38	58	37	57	76	116	75	113
Expected return on plan assets	(47)	(80)	(42)	(71)	(93)	(160)	(85)	(141)
Amortization of prior service cost	3	30	3	30	6	60	6	61
Amortization of net loss	23	15	22	8	46	30	44	16

	$34	$44	$34	$41	$69	$88	$70	$83

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Second Quarter		Six Months
	2012	2011	2012	2011
Service cost - benefits earned during period	$7	$5	$14	$12
Interest cost on accumulated postretirement benefit obligation	15	15	30	29
Expected return on plan assets	(7)	(5)	(14)	(10)
Amortization of prior service cost	(2)	(3)	(4)	(6)
Amortization of net loss	5	3	10	6

	$18	$15	$36	$31

15. Discontinued Operations

During the second quarter of 2012, Schlumberger sold its Wilson distribution business to National Oilwell Varco Inc. (“NOV”) for $906 million in cash. A pretax gain of $137 million ($16 million after-tax) was recognized in connection with this transaction.

During July 2012, Schlumberger completed the sale of its 56% interest in CE Franklin Ltd. to NOV for $122 million in cash.

As Wilson and CE Franklin comprised Schlumberger’s Distribution segment, the results of this entire segment have been classified as discontinued operations in the Consolidated Statement of Income.

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

The following table summarizes the results of these discontinued operations (in millions):

	Second Quarter		Six Months
	2012	2011	2012	2011
Revenue	$289	$631	$982	$1,225

Income before taxes	$9	$22	$43	$43
Tax expense	(3)	(8)	(14)	(16)
Net income attributable to noncontrolling interests	(1)	(1)	(5)	(2)
Gain on divestiture, net of tax	16	220	16	220

Income from discontinued operations	$21	$233	$40	$245

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2012 Compared to First Quarter 2012

Product Groups

			(Stated in millions)
	Second Quarter 2012		First Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,778	$784	$2,586	$672
Drilling (1)	4,001	738	3,785	657
Production (1)	3,738	612	3,539	621
Eliminations & other	(69)	(35)	8	(7)

	10,448	2,099	9,918	1,943
Corporate & other	—	(169)	—	(171)
Interest income (2)	—	7	—	10
Interest expense (2)	—	(76)	—	(80)
Charges and credits	—	(22)	—	(15)

	$10,448	$1,839	$9,918	$1,687

Geographic Areas

			(Stated in millions)
	Second Quarter 2012		First Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3 ,346	$695	$3,403	$777
Latin America	1,844	351	1,754	321
Europe/CIS/Africa	2,967	596	2,614	432
Middle East & Asia	2,193	506	2,058	478
Eliminations & other	98	(49)	89	(65)

	10,448	2,099	9,918	1,943
Corporate & other	—	(169)	—	(171)
Interest income (2)	—	7	—	10
Interest expense (2)	—	(76)	—	(80)
Charges and credits	—	(22)	—	(15)

	$10,448	$1,839	$9,918	$1,687

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest included in the Product Group and Geographical Area results.

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

OILFIELD SERVICES

Second-quarter revenue of $10.45 billion increased 5% sequentially. Revenue increased in all Groups as higher exploration offshore and in key land markets, together with strong deepwater activities, continued to benefit the Reservoir Characterization and Drilling Groups. Higher sales of Artificial Lift and Completions products combined with increased Schlumberger Production Management (SPM) project activity helped the Production Group post a sequential increase despite lower Well Services revenue in North America land. All Geographical Areas grew sequentially with the exception of North America as a result of the seasonal spring break-up in Western Canada and continued pricing pressure in the US land hydraulic fracturing market. Excluding Western Canada, North America grew sequentially on increased offshore activity, particularly in the US Gulf of Mexico. Internationally, revenue grew sequentially by 9% following a seasonal rebound of activity in Russia, the North Sea and China; more project-related revenues, robust product sales and higher offshore activity in the Mexico & Central America GeoMarket*; the commencement of an SPM project in the Ecuador GeoMarket; and increased offshore rig activity in the Australia & Papua New Guinea GeoMarket.

Increased Reservoir Characterization Group revenue was driven primarily by a rebound in Schlumberger Information Solutions (SIS) software sales together with strong Testing Services and Wireline activity on deepwater exploration projects in Africa, and in the North Sea and Australia & Papua New Guinea GeoMarkets. WesternGeco grew slightly as higher UniQ* land seismic productivity in the Saudi Arabia & Bahrain GeoMarket more than offset lower Marine vessel utilization from planned transits and dry-docks during the quarter. Drilling Group revenue expanded on robust international and offshore demand for Drilling & Measurements and M-I SWACO technologies. Integrated Project Management (IPM) operations in Latin America and in the North Africa and Australia & Papua New Guinea GeoMarkets were also stronger. Production Group revenue grew as increased sales of Artificial Lift and Completions products across all Areas in addition to the start of an SPM project in Ecuador more than compensated for lower Well Services revenue on land in North America.

On a geographical basis, North America Area revenue decreased due to the seasonal spring break-up in Western Canada and the weaker US land hydraulic fracturing market. Revenue in North America however, excluding Western Canada, improved sequentially due to increased offshore activity—particularly in deepwater US Gulf of Mexico operations. In the Latin America Area, the increase in revenue came mainly from the Mexico & Central America GeoMarket—driven by IPM land activity, SIS software sales, and demand for Drilling Group technologies offshore. The Ecuador GeoMarket was also up significantly with the start of an SPM production incentive contract. In the Europe/CIS/Africa Area, revenue increased from the strong seasonal rebound of exploration and development activity in the North Sea GeoMarket while the seasonal pick-up of activity in Russia—particularly in Sakhalin, the Caspian and Western Siberia—also contributed to the sequential improvement. Sub-Sahara Africa also grew due to high exploration activity in Tanzania and Mozambique as well as strong exploration and development activity in the Nigeria & the Gulf of Guinea GeoMarket. In the Middle East & Asia Area, the revenue increase was led by the Australia & Papua New Guinea GeoMarket as a result of strong offshore drilling activity. The China GeoMarket also posted a strong seasonal pick-up in onshore activity while the Saudi Arabia & Bahrain GeoMarket continued to register growth in both rig and rig-less operations.

Second-quarter pretax operating income of $2.1 billion increased 8% sequentially. Pretax operating margin increased 50 basis points (bps) sequentially. International pretax operating margin expanded 161 bps sequentially to 20.8% due to the seasonal rebounds of activity in Russia, the North Sea and China combined with strong results in Europe and Africa, and in other GeoMarkets in the Asia-Pacific countries and Latin America Area. The continued shift to higher-margin exploration and deepwater activities helped sustain international margins. In North America, pretax operating margin decreased 208 bps sequentially to 20.8% as a result of the spring break-up in Canada and continued cost inflation and pricing pressure in the US land hydraulic fracturing market.

Reservoir Characterization Group

Second-quarter revenue of $2.78 billion increased 7% sequentially. Pretax operating income of $784 million was 17% higher than the first quarter.

Sequentially, the revenue increase was driven primarily by a rebound in SIS software sales. Strong performances by Testing Services and Wireline Technologies on deepwater exploration projects in Africa, the North Sea and the Australia & Papua New Guinea GeoMarkets also contributed to growth. WesternGeco was slightly higher as increased productivity from the land seismic UniQ crew in the Saudi Arabia & Bahrain GeoMarket more than offset lower Marine vessel utilization resulting from planned transits and dry-docks during the quarter.

Pretax operating margin increased 223 bps sequentially to 28.2% primarily due to strong SIS software sales combined with the more favorable revenue mix that resulted from higher deepwater and exploration activity.

Drilling Group

Second-quarter revenue of $4.00 billion increased 6% sequentially. Pretax operating income of $738 million was 12% higher compared to the prior quarter.

Sequentially, revenue increased primarily on strong international and offshore activity for Drilling & Measurements and M-I SWACO technologies. In particular, Drilling & Measurements performance was driven by both stronger activity and an improved technology revenue mix that led to some pricing gains. In addition, M-I SWACO also posted strong results from deepwater operations in the US Gulf of Mexico as M-I SWACO activity returned to pre-Macondo levels. IPM operations in Latin America, and the North Africa and Australia & Papua New Guinea GeoMarkets were also higher with the start of several new projects.

Sequentially, pretax operating margin increased 107 bps to 18.4% due to increasing high-margin deepwater activity both in North America and internationally. Margin expansion was also the result of a favorable revenue mix that led to selected pricing gains—particularly for Drilling & Measurements services.

Production Group

Second-quarter revenue of $3.74 billion increased 6% sequentially. Pretax operating income of $612 million was 1% lower sequentially.

Sequentially, revenue grew as increased sales of Artificial Lift and Completions products across all Areas and the start of an SPM project in Ecuador more than compensated for lower Well Services revenue on land in North America. Well Services revenue from offshore and international activities also grew sequentially to further offset the lower Well Services land activity due to the Canadian spring break-up and the downward pricing trend.

Second-quarter pretax operating margin decreased 117 bps to 16.4%. This decline was largely attributable to the North American land hydraulic fracturing market as a result of the spring break-up in Canada and the continued cost inflation and pricing pressure in US land. This was offset in part by better margins posted by the other Production Group Technologies.

Second Quarter 2012 Compared to Second Quarter 2011

Product Groups

			(Stated in millions)
	Second Quarter 2012		Second Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,778	$784	$2,461	$602
Drilling (1)	4,001	738	3,367	535
Production (1)	3,738	612	3,152	615
Eliminations & other	(69)	(35)	10	(2)

	10,448	2,099	8,990	1,750
Corporate & other	—	(169)	—	(134)
Interest income (2)	—	7	—	10
Interest expense (2)	—	(76)	—	(69)
Charges and credits	—	(22)	—	(82)

	$10,448	$1,839	$8,990	$1,475

Geographic Areas

			(Stated in millions)
	Second Quarter 2012		Second Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,346	$695	$2,864	$673
Latin America	1,844	351	1,579	283
Europe/CIS/Africa	2,967	596	2,374	332
Middle East & Asia	2,193	506	2,078	518
Eliminations & other	98	(49)	95	(56)

	10,448	2,099	8,990	1,750
Corporate & other	—	(169)	—	(134)
Interest income (2)	—	7	—	10
Interest expense (2)	—	(76)	—	(69)
Charges and credits	—	(22)	—	(82)

	$10,448	$1,839	$8,990	$1,475

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Second-quarter 2012 revenue of $10.45 billion was 16% higher than the same period last year largely due to the significantly improved exploration and development activities of M-I SWACO, Drilling & Measurements, Wireline and Well Services Technologies in a number of international GeoMarkets and in North America offshore, particularly in the US Gulf of Mexico. Geographically, the increase was led by the Europe/CIS/Africa Area, primarily in Russia and in the Nigeria & Gulf of Guinea, Angola, the North Sea and East Africa GeoMarkets. Latin America was also higher, mainly in the Mexico & Central America Geomarket driven by strong IPM activity on land and robust offshore activity for Wireline and Drilling technologies.

Second-quarter 2012 pretax operating margin increased 63 bps to 20.1% due to the robust contributions from the Reservoir Characterization and Drilling Groups as both benefited from higher-margin exploration activities in North America offshore and in the international markets. However, this increase was partially offset by a decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

Reservoir Characterization Group

Second-quarter 2012 revenue of $2.78 billion was 13% higher than the same period last year led by Wireline and Testing Services driven by improved offshore exploration activities across all Areas, namely in North America offshore, Latin America, and in Europe/CIS/Africa. SIS was also higher on strong software sales while WesternGeco decreased on lower Marine vessel utilization from planned transits and dry-docks during the quarter.

Year-on-year, pretax operating margin increased 377 basis points to 28.2% largely due to the higher-margin exploration activities that benefited Wireline and Testing Services and higher software sales of SIS.

Drilling Group

Second-quarter 2012 revenue of $4.00 billion was 19% higher than the previous year primarily due to the significantly improved exploration and development activities of Drilling & Measurements and M-I SWACO in North America offshore and in the international markets.

Year-on-year, pretax operating margin increased 253 basis points to 18.4% primarily due to the improved revenue mix of Drilling & Measurements and M-I SWACO.

Production Group

Second-quarter 2012 revenue of $3.74 billion increased 19% year-on-year primarily attributable to Well Services technologies. Well Services grew equally in North America and internationally, with international growth led by Latin America and by Europe/CIS/Africa. Well Intervention, Artificial Lift and Completions Technologies also contributed to the strong growth.

Year-on-year, pretax operating margin decreased 313 basis points to 16.4% as a result of the decline in margins for Well Services technologies, primarily in North America as a result of pricing pressure and cost inflation.

Six Months 2012 Compared to Six Months 2011

Product Groups

			(Stated in millions)
	Six Months 2012		Six Months 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$5,364	$1,457	$4,654	$1,062
Drilling (1)	7,786	1,395	6,479	1,000
Production (1)	7,276	1,233	5,960	1,146
Eliminations & other	(60)	(44)	19	(3)

	20,366	4,041	17,112	3,205
Corporate & other	—	(339)	—	(277)
Interest income (2)	—	16	—	19
Interest expense (2)	—	(156)	—	(140)
Charges and credits	—	(37)	—	(115)

	$20,366	$3,525	$17,112	$2,692

Geographic Areas

			(Stated in millions)
	Six Months 2012		Six Months 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$6,749	$1,472	$5,453	$1,268
Latin America	3,598	672	2,964	500
Europe/CIS/Africa	5,582	1,028	4,564	605
Middle East & Asia	4,251	984	3,926	924
Eliminations & other	186	(115)	205	(92)

	20,366	4,041	17,112	3,205
Corporate & other	—	(339)	—	(277)
Interest income (2)	—	16	—	19
Interest expense (2)	—	(156)	—	(140)
Charges and credits	—	(37)	—	(115)

	$20,366	$3,525	$17,112	$2,692

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Six-months 2012 revenue of $20.4 billion increased 19% versus the same period last year with the North America Area 24% higher and International Areas 17% higher. The increase in North America was led by strong growth offshore, particularly in the US Gulf of Mexico with robust deepwater and exploration activity benefiting the Reservoir Characterization and Drilling Groups Technologies. The Production Group also experienced significant improvement in activity in North America land. Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase. The increase is led by the Europe/CIS/Africa Area, mainly in Russia and in the Nigeria & Gulf of Guinea, Angola, the North Sea and East Africa GeoMarkets. Latin America was also higher, mainly in the Mexico & Central America and Venezuela, Trinidad & Tobago GeoMarkets driven by strong IPM activity on land and robust offshore activity for Wireline and Drilling technologies.

On a Product Group basis, Reservoir Characterization and Drilling Group revenues were strong as a result of robust exploration and development activities in a number of international GeoMarkets and in North America offshore, particularly in the US Gulf of Mexico. Reservoir Production revenue increased mostly from Well Services.

Year-to-date pretax operating margin increased 111 basis points to 19.8% due to the robust contribution from the Reservoir Characterization and Drilling Groups as both benefited from higher-margin exploration activities in North America offshore and in the international markets. However, this increase was partially offset by a decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

Reservoir Characterization Group

Six-month 2012 revenue of $5.36 billion was 15.3% higher than the same period last year led by Wireline and Testing Services driven by improved offshore exploration activities across all Areas, namely in North America offshore, Latin America, and in Europe/CIS/Africa. Strong SIS software sales also contributed to the growth.

Year-on-year, pretax operating margin increased 434 basis points to 27.2% largely due to the higher-margin exploration activities that benefited Wireline and Testing Services and higher software sales of SIS.

Drilling Group

Six-months 2012 revenue of $7.79 billion was 20% higher than the previous year primarily due to the significantly improved exploration and development activities of M-I SWACO, Drilling & Measurements, and the other Smith technologies in North America offshore and in the international markets.

Year-on-year, pretax operating margin increased 248 basis points to 17.9% primarily due to the increase in higher-margin activities of Drilling & Measurements, M-I SWACO and Drilling Tools and Remedial Technologies that benefited from higher-margin exploration activities in North America offshore and in the international markets, mainly in the Europe/CIS/Africa Area.

Production Group

Six-months 2012 revenue of $7.28 billion increased 22% year-on-year. Well Services grew both in North America and internationally, with international growth led by Latin America and by Europe/CIS/Africa. Well Intervention, Artificial Lift and Completions Technologies posted strong growth also across all Areas.

Year-on-year, pretax operating margin decreased 227 basis points to 17.0% mainly due to decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation. This was mitigated in part by the margin expansion experienced in Well Intervention and Completions technologies.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the second quarter and six months ended June 30, 2012 and 2011:

	(Stated in millions)
	Second Quarter		Six Months
	2012	2011	2012	2011
Equity in net earnings of affiliated companies	$39	$19	$76	$41
Interest income	6	10	16	19

	$45	$29	$92	$60

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2012 and 2011 were as follows:

	Second Quarter		Six Months
	2012	2011	2012	2011
Research & engineering	2.8%	3.1%	2.8%	3.1%
General & administrative	1.0%	1.5%	1.0%	1.4%

General & administrative decreased as a percentage of revenue, in both the second quarter and six months compared to the prior year primarily as a result of the $50 million donation to the Schlumberger Foundation in the second quarter of 2011 (see discussion of Charges and Credits below).

The effective tax rate for the second quarter of 2012 was 24.2% compared to 24.8% for the same period in 2011 and 24.0% for the six months ended June 30, 2012 as compared to 24.3% for the same period in 2011.

CHARGES AND CREDITS

Schlumberger recorded the following charges during the second quarter and the first six months of 2012 and 2011.

2012:

In the second quarter of 2012, Schlumberger recorded $22 million of pretax merger and integration-related charges ($21 million after-tax) primarily relating to its August 27, 2010 acquisition of Smith. This amount is classified in Merger & integration in the Consolidated Statement of Income.

In the first quarter of 2012, Schlumberger recorded $15 million of pretax merger and integration-related charges ($13 million after-tax) in connection with the acquisition of Smith. This amount is classified in Merger & integration in the Consolidated Statement of Income.

2011:

The following is a summary of the second quarter of 2011 charges:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$32	$8	$24	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$82	$18	$64

The following is a summary of the charges recorded during the first six months of 2011:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$65	$13	$52	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative

	$115	$23	$92

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

		(Stated in millions)
	Jun. 30,	Jun. 30,
	2012	2011
Net Debt, beginning of year	$(4,850)	$(2,638)
Income from continuing operations	2,680	2,039
Depreciation and amortization (1)	1,706	1,590
Excess of equity income over dividends received	(77)	(41)
Stock-based compensation expense	167	132
Pension and other postretirement benefits expense	193	184
Pension and other postretirement benefits funding	(338)	(122)
Increase in working capital	(2,720)	(1,980)
Capital expenditures	(2,081)	(1,716)
Multiclient seismic data capitalized	(183)	(131)
Dividends paid	(701)	(631)
Stock repurchase program	(823)	(1,551)
Proceeds from employee stock plans	232	261
Business acquisitions	(682)	82
Proceeds from divestiture of Wilson distribution business	906	—
Proceeds from divestiture of Global Connectivity Services business	—	385
Currency effect on net debt	160	(328)
Other	(309)	154

Net Debt, end of period	$(6,720)	$(4,311)

(1)	Includes multiclient seismic data costs.

	(Stated in millions)
	Jun. 30,	Jun. 30,	Dec. 31,
Components of Net Debt	2012	2011	2011
Cash	$1,521	$1,378	$1,705
Short-term investments	1,972	3,555	3,122
Fixed income investments, held to maturity	261	318	256
Short-term borrowings and current portion of long-term debt	(2,521)	(3,817)	(1,377)
Long-term debt	(7,953)	(5,745)	(8,556)

	$(6,720)	$(4,311)	$(4,850)

Key liquidity events during the first six months of 2012 and 2011 included:

•

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011, of which $7.0 billion had been repurchased as of June 30, 2012. On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013.

The following table summarizes the activity, during the six months ended June 30, under the April 17, 2008 share repurchase program:

	(Stated in millions except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Six months ended June 30, 2012	$823	11.9	$69.13
Six months ended June 30, 2011	$1,551	17.9	$86.76

•

Cash flow provided by operations was $1.5 billion in the first six months of 2012 compared to $2.1 billion in the first six months of 2011 with an increase in working capital requirements offset in part by an increase in earnings before depreciation and amortization expense.

•

Capital expenditures were $2.1 billion in the first six months of 2012 compared to $1.7 billion during the first six months of 2011. Capital expenditures for the full year of 2012 are expected to be approximately $4.5 billion as compared to $4.0 billion in 2011.

•	During the second quarter of 2012, Schlumberger completed the divestiture of its Wilson distribution business for $906 million in cash.

•	During the second quarter of 2011, Schlumberger completed the divestiture of its Global Connectivity Services business for $385 million in cash.

•	During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.20% Senior Notes due 2021 and $500 million of 2.65% Senior Notes due 2016.

•

During the first quarter of 2011, Schlumberger repurchased all of its outstanding 9.75% Senior Notes due 2019, 8.625% Senior Notes due 2014 and 6.00% Senior Notes due 2016 for approximately $1.26 billion.

At times, Schlumberger experiences delays in payments from certain of its customers. Schlumberger operates in approximately 85 countries. At June 30, 2012, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%. A delay in payment or the nonpayment of amounts that are owed to Schlumberger could have a material adverse effect on Schlumberger’s results of operations and cash flows.

As of June 30, 2012 Schlumberger had $3.5 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $2.3 billion was available and unused as of June 30, 2012. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger had $1.4 billion of commercial paper outstanding as of June 30, 2012.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; Schlumberger’s effective tax rate; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; the ability to respond to increased activity levels; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our second-quarter 2012 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock, which may be acquired in the open market or in negotiated transactions. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. As of June 30, 2012, $1.0 billion remained available for repurchase under the existing repurchase authorization.

Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2012 was as follows:

			(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2012	1,442.8	$69.79	1,442.8	$1,426,620
May 1 through May 31, 2012	1,636.5	$68.97	1,636.5	$1,313,758
June 1 through June 30, 2012	4,442.4	$64.18	4,442.4	$1,028,648

	7,521.7	$66.30	7,521.7

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

Exhibit 3.2 - Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 20, 2012).

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

* Exhibit 95 - Mine Safety Disclosures.

* Exhibit 101 - The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: July 25, 2012	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory