Form 10-Q
period 2012-09-30
SCHLUMBERGER LTD /NV/
filed 2012-10-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,327,570,132

SCHLUMBERGER LIMITED

Third Quarter 2012 Form 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)
	Third Quarter		Nine Months
	2012	2011	2012	2011
Revenue	$10,608	$9,546	$30,974	$26,658
Interest & other income	44	34	137	94
Expenses
Cost of revenue	8,290	7,444	24,265	20,951
Research & engineering	289	266	855	800
General & administrative	95	87	294	319
Merger & integration	32	26	68	91
Interest	89	70	246	212

Income before taxes	1,857	1,687	5,383	4,379
Taxes on income	442	398	1,287	1,051

Income from continuing operations	1,415	1,289	4,096	3,328
Income from discontinued operations	12	16	51	261

Net income	1,427	1,305	4,147	3,589
Net income attributable to noncontrolling interests	3	4	20	5

Net income attributable to Schlumberger	$1,424	$1,301	$4,127	$3,584

Schlumberger amounts attributable to:
Income from continuing operations	$1,412	$1,285	$4,076	$3,323
Income from discontinued operations	12	16	51	261

Net income	$1,424	$1,301	$4,127	$3,584

Basic earnings per share of Schlumberger:
Income from continuing operations	$1.06	$0.96	$3.06	$2.46
Income from discontinued operations	0.01	0.01	0.04	0.19

Net income	$1.07	$0.97	$3.10	$2.65

Diluted earnings per share of Schlumberger:
Income from continuing operations	$1.06	$0.95	$3.04	$2.43
Income from discontinued operations	0.01	0.01	0.04	0.19

Net income	$1.07	$0.96	$3.08	$2.62

Average shares outstanding:
Basic	1,328	1,345	1,331	1,352
Assuming dilution	1,336	1,357	1,340	1,365

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)
	Third Quarter		Nine Months
	2012	2011	2012	2011
Net income	$1,427	$1,305	$4,147	$3,589
Currency translation adjustments
Unrealized net change arising during the period	138	(148)	40	(51)
Derivatives
Net derivatives gain (loss) on hedge transactions	142	(258)	(35)	38
Reclassification to net income of net realized loss (gain)	(92)	165	58	(157)
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial gain (loss) arising during the period	(14)	5	(35)	(16)
Amortization to net income of net actuarial loss	51	34	137	100
Prior service cost
Prior service credit arising during the period	—	—	—	1
Amortization to net income of net prior service cost	31	30	93	91
Income taxes on pension and other postretirement benefit plans	(8)	(32)	(31)	(36)

Comprehensive income	1,675	1,101	4,374	3,559
Comprehensive income attributable to noncontrolling interests	3	4	20	5

Comprehensive income attributable to Schlumberger	$1,672	$1,097	$4,354	$3,554

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Sept. 30, 2012 (Unaudited)	Dec. 31, 2011
ASSETS
Current Assets
Cash	$1,852	$1,705
Short-term investments	2,908	3,122
Receivables less allowance for doubtful accounts (2012 - $187; 2011 - $177)	11,450	9,500
Inventories	4,921	4,700
Deferred taxes	345	456
Other current assets	1,475	1,056

	22,951	20,539
Fixed Income Investments, held to maturity	246	256
Investments in Affiliated Companies	1,351	1,266
Fixed Assets less accumulated depreciation	14,104	12,993
Multiclient Seismic Data	504	425
Goodwill	14,524	14,154
Intangible Assets	4,858	4,882
Other Assets	903	686

	$59,441	$55,201

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,913	$7,579
Long-term debt—current portion	1,232	1,041
Liability for taxes on income	1,459	1,245
Short-term borrowings	560	336
Dividends payable	368	337

	11,532	10,538
Long-term Debt	9,397	8,556
Deferred Taxes	1,642	1,731
Postretirement Benefits	1,398	1,732
Other Liabilities	1,161	1,252

	25,130	23,809

Equity
Common stock	11,840	11,639
Treasury stock	(6,200)	(5,679)
Retained earnings	31,889	28,860
Accumulated other comprehensive loss	(3,325)	(3,557)

Schlumberger stockholders’ equity	34,204	31,263
Noncontrolling interests	107	129

	34,311	31,392

	$59,441	$55,201

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Nine Months Ended Sept. 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,147	$3,589
Less: Income from discontinued operations	(51)	(261)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	2,570	2,415
Earnings of companies carried at equity, less dividends received	(87)	(59)
Deferred income taxes	(87)	45
Stock-based compensation expense	251	203
Pension and other postretirement benefits expense	298	274
Pension and other postretirement benefits funding	(462)	(359)
Change in assets and liabilities: (2)
Increase in receivables	(2,208)	(1,226)
Increase in inventories	(784)	(658)
Increase in other current assets	(394)	(94)
Increase in accounts payable and accrued liabilities	379	111
Increase (decrease) in liability for taxes on income	133	(578)
(Decrease) increase in other liabilities	(23)	130
Other—net	(71)	186

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,611	3,718

Cash flows from investing activities:
Capital expenditures	(3,162)	(2,757)
Multiclient seismic data capitalized	(260)	(206)
Business acquisitions, net of cash acquired	(713)	(148)
Sale (purchase) of investments, net	221	(866)
Other	(124)	230

NET CASH USED IN INVESTING ACTIVITIES	(4,038)	(3,747)

Cash flows from financing activities:
Dividends paid	(1,067)	(968)
Proceeds from employee stock purchase plan	247	208
Proceeds from exercise of stock options	139	218
Stock repurchase program	(972)	(2,362)
Proceeds from issuance of long-term debt	2,788	6,825
Repayment of long-term debt	(1,718)	(3,600)
Net increase (decrease) in short-term borrowings	223	(112)
Other	15	(616)

NET CASH USED IN FINANCING ACTIVITIES	(345)	(407)

Cash flows from discontinued operations—operating activities	(99)	26
Cash flows from discontinued operations—investing activities	1,012	379

Cash flows from discontinued operations	913	405

Net increase (decrease) in cash before translation effect	141	(31)
Translation effect on cash	6	(1)
Cash, beginning of period	1,705	1,764

Cash, end of period	$1,852	$1,732

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2012—September 30, 2012	Issued	In Treasury
Balance, January 1, 2012	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392
Net income			4,127		20	4,147
Currency translation adjustments				40		40
Changes in fair value of derivatives				23		23
Deferred employee benefits liabilities				164		164
Shares sold to optionees, less shares exchanged	(63)	202				139
Vesting of restricted stock	(16)	16				—
Shares issued under employee stock purchase plan	16	231				247
Stock repurchase program		(972)				(972)
Stock-based compensation expense	251					251
Dividends declared ($0.825 per share)			(1,098)			(1,098)
Other	13	2		5	(42)	(22)

Balance, September 30, 2012	$11,840	$(6,200)	$31,889	$(3,325)	$107	$34,311

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2011—September 30, 2011	Issued	In Treasury
Balance, January 1, 2011	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444
Net income			3,584		5	3,589
Currency translation adjustments				(51)		(51)
Changes in fair value of derivatives				(119)		(119)
Deferred employee benefits liabilities				140		140
Shares sold to optionees, less shares exchanged	(22)	240				218
Vesting of restricted stock	(14)	14				—
Shares issued under employee stock purchase plan	53	155				208
Stock repurchase program		(2,362)				(2,362)
Stock-based compensation expense	203					203
Acquisition of noncontrolling interest	(547)				(81)	(628)
Dividends declared ($0.63 per share)			(1,014)			(1,014)
Other	13	1			(19)	(5)

Balance, September 30, 2011	$11,606	$(5,088)	$27,780	$(2,798)	$123	$31,623

SHARES OF COMMON STOCK

(Unaudited)

			(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2012	1,434	(100)	1,334
Shares sold to optionees, less shares exchanged	—	4	4
Shares issued under employee stock purchase plan	—	4	4
Stock repurchase program	—	(14)	(14)

Balance, September 30, 2012	1,434	(106)	1,328

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The December 31, 2011 balance sheet information has been derived from the Schlumberger 2011 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 1, 2012.

2. Charges and Credits

Schlumberger recorded the following charges and credits during the first nine months of 2012 and 2011:

2012

Schlumberger recorded the following merger and integration-related charges relating to its 2010 acquisitions of Smith International, Inc. (“Smith”) and Geoservices. These amounts are classified in Merger & integration in the Consolidated Statement of Income.

		(Stated in millions)
	Pretax	Tax	Net
First quarter	$14	$1	$13
Second quarter	22	1	21
Third quarter	32	4	28

	$68	$6	$62

2011

Schlumberger recorded the following merger and integration-related charges relating to its 2010 acquisitions of Smith and Geoservices. These amounts are classified in Merger & integration in the Consolidated Statement of Income.

		(Stated in millions)
	Pretax	Tax	Net
First quarter	$33	$6	$27
Second quarter	32	8	24
Third quarter	26	3	23

	$91	$17	$74

During the second quarter of 2011, Schlumberger made a $50 million grant to the Schlumberger Foundation to support the Foundation’s Faculty for the Future program. This program supports talented women scientists from the developing world by helping them pursue advanced graduate studies in scientific disciplines at leading universities worldwide. This $50 million charge ($40 million after-tax) is classified in General & administrative in the Consolidated Statement of Income.

The following is a summary of these 2011 charges:

		(Stated in millions)
	Pretax	Tax	Net
Merger-related integration costs	$91	$17	$74
Donation to the Schlumberger Foundation	50	10	40

	$141	$27	$114

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2012			2011
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Third Quarter
Basic	$1,412	1,328	$1.06	$1,285	1,345	$0.96

Assumed exercise of stock options	—	5		—	9
Unvested restricted stock	—	3		—	3

Diluted	$1,412	1,336	$1.06	$1,285	1,357	$0.95

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Nine Months
Basic	$4,076	1,331	$3.06	$3,323	1,352	$2.46

Assumed exercise of stock options	—	6		—	10
Unvested restricted stock	—	3		—	3

Diluted	$4,076	1,340	$3.04	$3,323	1,365	$2.43

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)
	2012	2011
Third Quarter	21	14
Nine Months	21	6

4. Inventories

A summary of inventories follows:

		(Stated in millions)
	Sept. 30, 2012	Dec. 31, 2011
Raw materials & field materials	$2,597	$2,066
Work in process	363	364
Finished goods	1,961	2,270

	$4,921	$4,700

5. Fixed Assets

A summary of fixed assets follows:

		(Stated in millions)
	Sept. 30, 2012	Dec. 31, 2011
Property, plant & equipment	$32,069	$29,551
Less: Accumulated depreciation	17,965	16,558

	$14,104	$12,993

Depreciation expense relating to fixed assets was as follows:

		(Stated in millions)
	2012	2011
Third Quarter	$730	$687
Nine Months	$2,144	$2,014

6. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2012 was as follows:

(Stated in millions)
Balance at December 31, 2011	$425
Capitalized in period	260
Charged to expense	(181)

Balance at September 30, 2012	$504

7. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2012 were as follows:

					(Stated in millions)
	Reservoir Characterization	Drilling	Production	Distribution	Total
Balance at December 31, 2011	$3,360	$8,362	$2,356	$76	$14,154
Acquisitions	350	90	—	—	440
Reallocation	—	(125)	125	—	—
Divestiture	—	—	—	(76)	(76)
Impact of changes in exchange rates	2	2	2	—	6

Balance at September 30, 2012	$3,712	$8,329	$2,483	$—	$14,524

8. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

						(Stated in millions)
	Sept. 30, 2012			Dec. 31, 2011
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,945	$438	$1,507	$1,875	$341	$1,534
Tradenames	1,647	171	1,476	1,677	131	1,546
Customer Relationships	2,109	283	1,826	1,954	209	1,745
Other	362	313	49	356	299	57

	$6,063	$1,205	$4,858	$5,862	$980	$4,882

Amortization expense charged to income was as follows:

		(Stated in millions)
	2012	2011
Third Quarter	$84	$81
Nine Months	$245	$245

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at September 30, 2012, amortization charged to income for the subsequent five years is estimated to be: remainder of 2012—$88 million; 2013—$324 million; 2014—$318 million; 2015—$309 million; 2016—$289 million; and 2017—$277 million.

9. Long-term Debt

A summary of Long-term Debt follows:

		(Stated in millions)
	Sept. 30, 2012	Dec. 31, 2011
3.30% Senior Notes due 2021	$1,595	$1,595
4.50% Guaranteed Notes due 2014	1,289	1,297
2.75% Guranteed Notes due 2015	1,284	1,290
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,098	1,099
1.25% Senior Notes due 2017	1,000	—
2.40% Senior Notes due 2022	998	—
2.65% Senior Notes due 2016	500	498
5.25% Guaranteed Notes due 2013	—	649
3.00% Guaranteed Notes due 2013	—	450
Floating Rate Senior Notes due 2014	300	300
Other variable rate debt	234	271

	9,397	8,548
Fair value adjustment—hedging (1)	—	8

	$9,397	$8,556

(1)	Represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

During the third quarter of 2012, Schlumberger issued $1 billion of 1.25% Senior Notes due 2017 and $1 billion of 2.40% Senior Notes due 2022.

During the third quarter of 2011, Schlumberger issued $1.1 billion of 1.95% Senior Notes due 2016, $1.6 billion of 3.30% Senior Notes due 2021 and $300 million of Floating Rate Senior Notes due 2014 that bear interest at a rate equal to three-month LIBOR plus 55 basis points per year.

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

The estimated fair value of Schlumberger’s Long-term Debt at September 30, 2012 and December 31, 2011, based on quoted market prices, was $9.9 billion and $8.9 billion, respectively.

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

At September 30, 2012, Schlumberger recognized a cumulative net $2 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At September 30, 2012, contracts were outstanding for the US dollar equivalent of $7.1 billion in various foreign currencies, of which $3.9 billion relate to hedges of debt denominated in currencies other than the functional currency.

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

The notional amount of outstanding forward commodity contracts was $11 million at September 30, 2012.

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

At September 30, 2012, Schlumberger had fixed rate debt aggregating $9.5 billion and variable rate debt aggregating $1.7 billion, after taking into account the effects of the interest rate swaps.

Short-term investments and Fixed income investments, held to maturity, totaled $3.2 billion at September 30, 2012, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are summarized as follows:

		(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Sept. 30, 2012	Dec. 31, 2011
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$18	$2	Other current assets
Foreign exchange contracts	87	4	Other Assets
Interest rate swaps	4	—	Other current assets
Interest rate swaps	—	9	Other Assets

	$109	$15

Derivatives not designated as hedges:
Foreign exchange contracts	$7	$8	Other current assets
Foreign exchange contracts	9	9	Other Assets

	$16	$17

	$125	$32

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$100	$47	Accounts payable and accrued liabilities
Foreign exchange contracts	60	130	Other Liabilities

	$160	$177

Derivatives not designated as hedges:
Foreign exchange contracts	$4	$9	Accounts payable and accrued liabilities
Commodity contacts	—	3	Accounts payable and accrued liabilities

	$4	$12

	$164	$189

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect on the Consolidated Statement of Income of derivative instruments designated as fair value hedges and those not designated as hedges was as follows:

			(Stated in millions)
	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months		Consolidated Statement of Income Classification
	2012	2011	2012	2011
Derivatives designated as fair value hedges:
Foreign exchange contracts	$(58)	$1	$(58)	$8	Cost of revenue
Interest rate swaps	1	2	2	7	Interest expense

	$(57)	$3	$(56)	$15

Derivatives not designated as hedges:
Foreign exchange contracts	$(22)	$(12)	$10	$3	Cost of revenue
Commodity contracts	—	(5)	—	(7)	Cost of revenue

	$(22)	$(17)	$10	$(4)

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from Accumulated OCL into Income
	Third Quarter		Nine Months		Consolidated Statement of Income Classification
	2012	2011	2012	2011
Foreign exchange contracts	$97	$(171)	$(48)	$143	Cost of revenue
Foreign exchange contracts	(5)	6	(10)	14	Research & engineering

	$92	$(165)	$(58)	$157

	(Stated in millions)
	Gain (Loss) Recognized in OCL
	Third Quarter		Nine Months
	2012	2011	2012	2011
Foreign exchange contracts	$142	$(258)	$(35)	$38

11. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2012	2011	2012	2011
United States	$455	$626	$1,578	$1,514
Outside United States	1,402	1,061	3,805	2,865

	$1,857	$1,687	$5,383	$4,379

Schlumberger recorded pretax charges of $32 million ($20 million in the US and $12 million outside of the US) during the third quarter of 2012 and pretax charges of $26 million during the third quarter of 2011 ($22 million in the US and $4 million outside of the US).

Schlumberger recorded pretax charges of $68 million during the nine months ended September 30, 2012 ($41 million in the US and $27 million outside of the US) and pretax charges of $141 million during the nine months ended September 30, 2011 ($90 million in the US and $51 million outside of the US).

These charges are included in the table above and are more fully described in Note 2—Charges and credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Sept. 30, 2012	Dec. 31, 2011
Postretirement benefits, net	$390	$440
Intangible assets	(1,490)	(1,498)
Investments in non-US subsidiaries	(348)	(349)
Other, net	151	132

	$(1,297)	$(1,275)

The above deferred tax balances at September 30, 2012 and December 31, 2011 were net of valuation allowances relating to net operating losses in certain countries of $256 million and $239 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2012	2011	2012	2011
Current:
United States—Federal	$195	$96	$556	$531
United States—State	16	15	51	26
Outside United States	289	219	767	449

	$500	$330	$1,374	$1,006

Deferred:
United States—Federal	$(66)	$87	$(90)	$(35)
United States—State	(2)	3	(4)	(7)
Outside United States	10	(20)	3	94
Valuation allowance	—	(2)	4	(7)

	$(58)	$68	$(87)	$45

	$442	$398	$1,287	$1,051

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2012	2011	2012	2011
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	1	1	—
Non-US income taxed at different rates	(11)	(10)	(11)	(10)
Other	—	(2)	(1)	(1)

	24%	24%	24%	24%

12. Contingencies

In 2007, Schlumberger received an inquiry from the United States Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain freight forwarding and customs clearance services of Panalpina, Inc., and other companies provided to oil and oilfield service companies, including Schlumberger, violated the Foreign Corrupt Practices Act. In October 2012, Schlumberger was advised by the DOJ that it has closed its inquiry as it relates to Schlumberger.

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

13. Segment Information

	(Stated in millions)
	Third Quarter 2012		Third Quarter 2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$2,910	$838	$2,488	$610
Drilling (1)	4,048	733	3,576	604
Production (1)	3,675	548	3,473	716
Eliminations & other	(25)	23	9	1

	10,608	2,142	9,546	1,931
Corporate & other	—	(176)	—	(158)
Interest income (2)	—	8	—	9
Interest expense (3)	—	(85)	—	(69)
Charges and credits (see Note 2)	—	(32)	—	(26)

	$10,608	$1,857	$9,546	$1,687

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest income included in the segment results ($- million in 2012; $1 million in 2011).
(3)	Excludes interest expense included in the segment results ($3 million in 2012; $1 million in 2011).

	(Stated in millions)
	Nine Months 2012		Nine Months 2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$8,274	$2,295	$7,142	$1,672
Drilling (1)	11,834	2,128	10,055	1,604
Production (1)	10,951	1,781	9,433	1,862
Eliminations & other	(85)	(20)	28	(2)

	30,974	6,184	26,658	5,136
Corporate & other	—	(516)	—	(436)
Interest income (2)	—	24	—	28
Interest expense (3)	—	(241)	—	(208)
Charges and credits (see Note 2)	—	(68)	—	(141)

	$30,974	$5,383	$26,658	$4,379

(1)	Effective January 1, 2012, a component of the Drilling Group has been reallocated to the Production Group. Historical segment information has been reclassified to conform to this new presentation.
(2)	Excludes interest income included in the segment results ($- million in 2012; $1 million in 2011).
(3)	Excludes interest expense included in the segment results ($5 million in 2012; $4 million in 2011).

14. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	Third Quarter				Nine Months
	2012		2011		2012		2011
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost—benefits earned during period	$17	$21	$14	$15	$51	$63	$44	$49
Interest cost on projected benefit obligation	38	62	37	56	114	178	112	169
Expected return on plan assets	(46)	(82)	(42)	(69)	(139)	(242)	(127)	(210)
Amortization of prior service cost	3	30	3	30	9	90	9	91
Amortization of net loss	26	22	23	7	72	52	67	23

	$38	$53	$35	$39	$107	$141	$105	$122

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Third Quarter		Nine Months
	2012	2011	2012	2011
Service cost—benefits earned during period	$7	$6	$21	$18
Interest cost on accumulated postretirement benefit obligation	14	14	44	43
Expected return on plan assets	(8)	(5)	(22)	(15)
Amortization of prior service cost	(2)	(3)	(6)	(9)
Amortization of net loss	3	4	13	10

	$14	$16	$50	$47

15. Discontinued Operations

During the second quarter of 2012, Schlumberger sold its Wilson distribution business to National Oilwell Varco Inc. (“NOV”) for $906 million in cash. A pretax gain of $137 million ($16 million after-tax) was recognized in connection with this transaction.

During July 2012, Schlumberger completed the sale of its 56% interest in CE Franklin Ltd. to NOV for $122 million in cash. A pretax gain of $30 million ($12 million after-tax) was recognized in connection with this transaction.

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

The following table summarizes the results of these discontinued operations (in millions):

	Third Quarter		Nine Months
	2012	2011	2012	2011
Revenue	$—	$683	$982	$1,908

Income before taxes	$—	$31	$43	$74
Tax expense	—	(12)	(15)	(28)
Net income attributable to noncontrolling interests	—	(3)	(5)	(5)
Gain on divestitures, net of tax	12	—	28	220

Income from discontinued operations	$12	$16	$51	$261

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2012 Compared to Second Quarter 2012

Product Groups

				(Stated in millions)
	Third Quarter 2012		Second Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,910	$838	$2,778	$784
Drilling	4,048	733	4,001	738
Production	3,675	548	3,738	612
Eliminations & other	(25)	23	(69)	(35)

	10,608	2,142	10,448	2,099

Corporate & other	—	(176)	—	(169)
Interest income (1)	—	8	—	7
Interest expense (1)	—	(85)	—	(76)
Charges and credits	—	(32)	—	(22)

	$10,608	$1,857	$10,448	$1,839

Geographic Areas

				(Stated in millions)
	Third Quarter 2012		Second Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,290	$610	$3,367	$695
Latin America	1,860	333	1,857	354
Europe/CIS/Africa	2,985	646	2,923	592
Middle East & Asia	2,352	570	2,200	505
Eliminations & other	121	(17)	101	(47)

	10,608	2,142	10,448	2,099

Corporate & other	—	(176)	—	(169)
Interest income (1)	—	8	—	7
Interest expense (1)	—	(85)	—	(76)
Charges and credits	—	(32)	—	(22)

	$10,608	$1,857	$10,448	$1,839

(1)	Excludes interest included in the Product Group and Geographical Area results.

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

OILFIELD SERVICES

Third-quarter revenue of $10.61 billion increased $160 million sequentially due to robust international activity. Sequentially, Reservoir Characterization Group revenue grew 5% to reach $2.9 billion while Drilling Group revenue of $4.0 billion was 1% higher. Production Group revenue declined 2% sequentially to $3.7 billion. Geographically, international revenue of $7.2 billion increased $217 million, or 3%, while North America revenue of $3.3 billion declined by $76 million, or 2%, sequentially.

Reservoir Characterization Group revenue increased sequentially due to higher WesternGeco marine vessel utilization in the North Sea and the Kara Sea and improved UniQ* land seismic productivity in the Middle East region. Testing Services revenue increased strongly in exploration and development projects in Europe, Africa and the Latin America Area. Drilling Group revenue increased on robust international and offshore demand for Drilling & Measurements services, mainly in the Middle East & Asia Area. Drilling Tools & Remedial Services also contributed to growth particularly through the addition of recently acquired CASING DRILLING™ and Radius services. The decline in Production Group revenue resulted primarily from Well Services in North America land where the oversupply of hydraulic horsepower continued to exert downward pricing pressure on sequentially flat activity. The lower revenue was partially offset by increased Well Intervention Services activity in the North Sea and Russia, and higher Completions product sales across the Areas, including the subsea project start-up in Russia.

Among the Areas, Middle East & Asia revenue of $2.4 billion grew 7% sequentially led by strong offshore activity in the Australasia GeoMarket; solid workover, development and exploration operations in the Saudi Arabia & Bahrain GeoMarket; robust seismic and drilling activity in the Brunei, Malaysia & Philippines GeoMarket; and higher drilling and stimulation work in the China, Japan & Korea GeoMarket. In Europe/CIS/Africa, revenue of $3.0 billion increased 2% from strong seismic acquisition services for WesternGeco in the North Sea and the Kara Sea, robust onshore activity in Western Siberia, and continued exploration growth in East Africa. These increases were partially offset by local delays and rig start-ups in North Africa. In Latin America, revenue of $1.9 billion was flat sequentially as the contribution of the Schlumberger Production Management project in Ecuador was offset by local operational delays, mobilization activities, and a shift in activity mix in other GeoMarkets. North America revenue of $3.3 billion decreased 2% due to the muted Canadian seasonal recovery, the drop in US land rig count, the continued pricing weakness in the US land hydraulic fracturing market, and the activity shut-down associated with Hurricane Isaac in the US Gulf of Mexico.

Third-quarter pretax operating income of $2.1 billion increased 2% sequentially. International pretax operating income of $1.5 billion increased 7% over the prior quarter while North America pretax operating income of $610 million declined 12% sequentially.

Pretax operating margin of 20.2% increased 11 basis points (bps) sequentially. International pretax operating margin of 21.5% expanded 73 bps sequentially due to strong results in the Middle East & Asia and Europe/CIS/Africa Areas. In North America, pretax operating margin of 18.6% decreased 209 bps sequentially from the lower US land rig count and from lower pricing due to excess pressure pumping capacity. In addition, cost inflation for raw materials also continued to impact margins. By segment, Reservoir Characterization Group pretax operating margin reached 28.8% while the pretax operating margins of the Drilling and Production Groups were 18.1% and 14.9%, respectively.

Reservoir Characterization Group

Third-quarter revenue of $2.91 billion increased $133 million or 5% sequentially. Pretax operating income of $838 million was 7% higher than the second quarter.

Sequentially, revenue increased from higher WesternGeco marine vessel utilization in the North Sea and the Kara Sea following the seasonal transits and dry-dockings of the second quarter, as well as from improved UniQ productivity in the Middle East region. Testing Services revenue growth was also strong on exploration and development projects in Europe, Africa and the Latin America Area. Wireline revenue was lower due to project delays in North Africa, operational interruptions in Norway and Colombia, and limited growth in the US Gulf of Mexico due to the activity shut-down associated with Hurricane Isaac. Schlumberger Information Solutions (SIS) software sales were also lower following strong results in the previous quarter.

Pretax operating margin of 28.8% increased 58 bps over the second quarter. Sequential margin expansion was primarily due to higher WesternGeco asset utilization, improved pricing and a favorable mix of multiclient data sales. Testing Services margins expanded through technology mix in exploration and development projects. These improvements were, however, subdued by lower Wireline margins as a result of local factors that delayed and interrupted activities.

Drilling Group

Third-quarter revenue of $4.0 billion increased $47 million or 1% sequentially. Pretax operating income of $733 million was 1% lower sequentially.

Sequentially, revenue grew on robust international and offshore demand for Drilling & Measurements services, mainly in the Middle East & Asia Area. Drilling Tools & Remedial Services also contributed to growth through the addition of CASING DRILLING and Radius services. Revenue for Bits & Advanced Technologies products and services grew due to the seasonal rebound of activity in Canada, while Integrated Project Management saw increased activity on unconventional gas projects in the Australasia GeoMarket. M-I SWACO revenue fell as growth in China and Malaysia was more than offset by delayed operations in the Caspian region and lower activity in Norway and Denmark.

Pretax operating margin of 18.1% decreased 34 bps sequentially. Among the Group Technologies, sequential margins expanded for Bits & Advanced Technologies through higher drillbit sales but this effect was not enough to offset decreased M-I SWACO margins from lower revenue, an adverse mix of activity, and project start-up delays.

Production Group

Third-quarter revenue of $3.7 billion declined $62 million or 2% sequentially. Pretax operating income of $548 million was 11% lower sequentially.

Sequentially, revenue decreased primarily due to Well Services in North America land where the oversupply of hydraulic horsepower continued to exert downward pricing pressure on flat activity as a seasonal recovery in Canada was offset by a decline on land in the US. This decline was partially offset by increases in Well Services revenue in the Middle East & Asia and Europe/CIS/Africa Areas, Well Intervention Services activity in the North Sea and Russia, and higher Completions product sales across all the Areas including the subsea project start-up in Russia.

Pretax operating margin decreased 148 bps sequentially to 14.9%. The sequential decline was largely attributable to the drop in US land rig count and consequent lower pricing due to excess pressure pumping capacity. In addition, cost inflation for raw materials continued to impact margins. This was partially offset, however, by increased Completions margins through improved asset utilization, as well as by better activity mix for Well Intervention Services technologies.

Third Quarter 2012 Compared to Third Quarter 2011

Product Groups

				(Stated in millions)
	Third Quarter 2012		Third Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,910	$838	$2,488	$610
Drilling	4,048	733	3,576	604
Production	3,675	548	3,473	716
Eliminations & other	(25)	23	9	1

	10,608	2,142	9,546	1,931

Corporate & other	—	(176)	—	(158)
Interest income (1)	—	8	—	9
Interest expense (1)	—	(85)	—	(69)
Charges and credits	—	(32)	—	(26)

	$10,608	$1,857	$9,546	$1,687

Geographic Areas

				(Stated in millions)
	Third Quarter 2012		Third Quarter 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,290	$610	$3,316	$837
Latin America	1,860	333	1,658	271
Europe/CIS/Africa	2,985	646	2,471	402
Middle East & Asia	2,352	570	2,011	445
Eliminations & other	121	(17)	90	(24)

	10,608	2,142	9,546	1,931

Corporate & other	—	(176)	—	(158)
Interest income (1)	—	8	—	9
Interest expense (1)	—	(85)	—	(69)
Charges and credits	—	(32)	—	(26)

	$10,608	$1,857	$9,546	$1,687

(1)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Third-quarter 2012 revenue of $10.61 billion increased $1.1 billion or 11% from the same period last year largely due to robust international activity in Drilling & Measurements, WesternGeco, M-I SWACO and Wireline. Geographically, the increase was led by the Europe/CIS/Africa Area (up 21%), mainly in Russia and central Asia, and in the Nigeria & Gulf of Guinea, East Africa, North Sea and Angola GeoMarkets. Middle East & Asia

revenue increased 17% on strong land and offshore activity in the Saudi Arabia & Bahrain; Australasia; China; and Brunei, Malaysia & Philippines GeoMarkets. Latin America revenue was 12% higher, mainly in the Mexico & Central America and Ecuador GeoMarkets driven by new Schlumberger Production Management and Integrated Project Management (IPM) projects. North America revenue was down 1% as the continued weakness in the hydraulic fracturing market was offset by the increase in offshore activity, particularly in the US Gulf of Mexico.

Third-quarter 2012 pretax operating income of $2.1 billion increased 11% year-on-year as international pretax operating income of $1.5 billion increased 39% while North America pretax operating income of $610 million declined 27% year-on-year.

Pretax operating margin remained essentially flat at 20.2% as international pretax operating margin increased 330 bps to reach 21.5% while North America pretax operating margin declined 669 bps to 18.6%. Europe/CIS/Africa posted a 534 bps improvement to reach 21.6% and similarly Middle East & Asia reported a 207 bps increase to reach 24.2%. The North America margin decrease was due to Well Services technologies, as a result of pricing pressure and cost inflation.

Reservoir Characterization Group

Third-quarter 2012 revenue of $2.91 billion was 17% higher than the same period last year across all Technologies, led by strong growth in WesternGeco marine services and multiclient data sales, namely in the North Sea and Russia & Central Asia; and robust activity in Wireline and Testing Services largely in the Middle East & Asia and Europe/CIS/Africa Areas.

Year-on-year, pretax operating margin increased 431 bps to 28.8% largely due to the higher-margin WesternGeco activity and exploration and development projects in Europe, Africa and the Latin America Area that benefited Testing Services.

Drilling Group

Third-quarter 2012 revenue of $4.05 billion was 13% higher than the previous year primarily due to the significantly improved exploration and development activities of Drilling & Measurements, M-I SWACO, and the other Smith-related products and services in North America offshore and in the international markets.

Year-on-year, pretax operating margin increased 121 bps to 18.1% primarily due to the increase in higher-margin activities of Drilling & Measurements, M-I SWACO, Bits & Advanced Technologies and Drilling Tools & Remedial technologies—all of which benefited from higher-margin exploration activities in North America offshore and in the international markets mainly in the Europe/CIS/Africa and the Middle East & Asia Areas.

Production Group

Third-quarter 2012 revenue of $3.67 billion increased 6% year-on-year, particularly in the international markets. Completions, Well Intervention Services and Artificial Lift Technologies posted strong growth while Well Services declined due to continued weakness in the North America hydraulic fracturing market.

Year-on-year, pretax operating margin decreased 572 bps to 14.9% mainly due to decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

Nine Months 2012 Compared to Nine Months 2011

Product Groups

				(Stated in millions)
	Nine Months 2012		Nine Months 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$8,274	$2,295	$7,142	$1,672
Drilling	11,834	2,128	10,055	1,604
Production	10,951	1,781	9,433	1,862
Eliminations & other	(85)	(20)	28	(2)

	30,974	6,184	26,658	5,136

Corporate & other	—	(516)	—	(436)
Interest income (1)	—	24	—	28
Interest expense (1)	—	(241)	—	(208)
Charges and credits	—	(68)	—	(141)

	$30,974	$5,383	$26,658	$4,379

Geographic Areas

				(Stated in millions)
	Nine Months 2012		Nine Months 2011
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$10,076	$2,082	$8,789	$2,103
Latin America	5,483	1,010	4,628	771
Europe/CIS/Africa	8,485	1,666	7,003	1,006
Middle East & Asia	6,616	1,551	5,949	1,367
Eliminations & other	314	(125)	289	(111)

	30,974	6,184	26,658	5,136

Corporate & other	—	(516)	—	(436)
Interest income (1)	—	24	—	28
Interest expense (1)	—	(241)	—	(208)
Charges and credits	—	(68)	—	(141)

	$30,974	$5,383	$26,658	$4,379

(1)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Nine-month 2012 revenue of $30.97 billion increased 16% versus the same period last year with North America Area 15% higher and international activity 17% higher. The increase in North America was due to strong growth in North America offshore, driven by robust deepwater and exploration activity that benefited the Reservoir Characterization and Drilling Groups Technologies. There was also an improvement in activity in North America land for the Production Group Technologies although the increase slowed towards the end of the period due to the weakness in the hydraulic fracturing market. Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase. The increase was led by the Europe/CIS/Africa Area which increased 21%, mainly in Russia and in the Nigeria & Gulf of Guinea, Angola, the North Sea and East Africa GeoMarkets. Latin America was higher by 18%, mainly in the Mexico & Central America; Venezuela, Trinidad & Tobago; and Ecuador GeoMarkets driven by strong IPM activity on land and robust offshore activity for Wireline and Drilling Group services and products. Middle East & Asia increased 11% on strong results in the Saudi Arabia & Bahrain; Australasia; Brunei, Malaysia, & Philippines; and China GeoMarkets.

Nine-month 2012 pretax operating income of $6.2 billion increased 20% year-on-year as international pretax operating income of $4.2 billion increased 34% while North America pretax operating income of $2.1 billion declined by 1% year-on year.

Year-to-date pretax operating margin increased 70 bps to reach 20.0% as international pretax operating margin expanded 265 bps to 20.5% while North America pretax operating margin declined 327 bps to 20.7%. Europe/CIS/Africa posted a 527 bps improvement to reach 19.6% and similarly Latin America increased 175 bps to 18.4% and Middle East & Asia reported a 46 bps increase to 23.4%. North America margin decline was due to Well Services technologies, as a result of pricing pressure and cost inflation.

Reservoir Characterization Group

Nine-month 2012 revenue of $8.27 billion was 16% higher than the same period last year led by Wireline, Testing Services, WesternGeco and SIS Technologies driven by improved offshore exploration activities across all Areas, namely in North America offshore, Latin America, and in Europe/CIS/Africa.

Year-on-year, pretax operating margin increased 433 bps to 27.7% largely due to the higher-margin exploration activities that benefited Wireline and Testing Services, higher SIS software sales, and higher WesternGeco marine vessel utilization and improved UniQ land seismic productivity.

Drilling Group

Nine-months 2012 revenue of $11.83 billion was 18% higher than the previous year primarily due to the significantly improved exploration and development activities of M-I SWACO, Drilling & Measurements, and the other Drilling Group Technologies in North America offshore and in the international markets.

Year-on-year, pretax operating margin increased 203 bps to 18.0% primarily due to the increase in higher-margin activities of Drilling & Measurements, M-I SWACO and Drilling Tools & Remedial technologies—all of which benefited from higher-margin exploration activities in North America offshore and in the international markets—mainly in the Europe/CIS/Africa Area.

Production Group

Nine-month 2012 revenue of $10.95 billion increased 16% year-on-year, both in North America and the international markets. Well Services grew both in North America and internationally, with international growth led by Latin America and by Europe/CIS/Africa. Well Intervention, Artificial Lift and Completions Technologies posted strong growth across all Areas.

Year-on-year, pretax operating margin decreased 347 bps to 16.3% mainly due to a decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation. This was mitigated by margin expansion for the other Production Group Technologies led by Well Intervention Services and Completions Technologies.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2012 and 2011:

	(Stated in millions)
	Third Quarter		Nine Months
	2012	2011	2012	2011
Equity in net earnings of affiliated companies	$36	$24	$112	$65
Interest income	8	10	25	29

	$44	$34	$137	$94

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2012 and 2011 were as follows:

	Third Quarter		Nine Months
	2012	2011	2012	2011
Research & engineering	2.7%	2.8%	2.8%	3.0%
General & administrative	0.9%	0.9%	0.9%	1.2%

General & administrative decreased as a percentage of revenue for the nine months ended September 30, 2012 as compared to the same period in the prior year, primarily as a result of the $50 million donation to the Schlumberger Foundation in the second quarter of 2011 (see discussion of Charges and Credits below).

CHARGES AND CREDITS

Schlumberger recorded the following charges during the third quarter and the first nine months of 2012 and 2011.

2012:

Schlumberger recorded the following merger and integration-related charges related to its 2010 acquisitions of Smith and Geoservices. These amounts are classified in Merger & integration in the Consolidated Statement of Income.

		(Stated in millions)
	Pretax	Tax	Net
First quarter	$14	$1	$13
Second quarter	22	1	21
Third quarter	32	4	28

	$68	$6	$62

2011:

Schlumberger recorded the following merger and integration-related charges relating to its 2010 acquisitions of Smith and Geoservices.

	(Stated in millions)
	Pretax	Tax	Net
First quarter	$33	$6	$27
Second quarter	32	8	24
Third quarter	26	3	23

	$91	$17	$74

During the second quarter of 2011, Schlumberger made a $50 million grant to the Schlumberger Foundation to support the Foundation’s Faculty for the Future program. This program supports talented women scientists from the developing world by helping them pursue advanced graduate studies in scientific disciplines at leading universities worldwide. This $50 million charge ($40 million after-tax) is classified in General & administrative in the Consolidated Statement of Income.

The following is a summary of these 2011 charges:

	(Stated in millions)
	Pretax	Tax	Net
Merger-related integration costs	$91	$17	$74
Donation to the Schlumberger Foundation	50	10	40

	$141	$27	$114

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)
	Sept. 30, 2012	Sept. 30, 2011
Net Debt, beginning of year	$(4,850)	$(2,638)
Income from continuing operations	4,096	3,328
Depreciation and amortization (1)	2,570	2,415
Excess of equity income over dividends received	(87)	(59)
Stock-based compensation expense	251	203
Pension and other postretirement benefits expense	298	274
Pension and other postretirement benefits funding	(462)	(359)
Increase in working capital	(2,816)	(2,396)
Capital expenditures	(3,162)	(2,757)
Multiclient seismic data capitalized	(260)	(206)
Dividends paid	(1,067)	(968)
Stock repurchase program	(972)	(2,362)
Proceeds from employee stock plans	386	426
Business acquisitions	(713)	(571)
Proceeds from divestiture of Wilson distribution business	906	—
Proceeds from divestiture of CE Franklin business	122	—
Proceeds from divestiture of Global Connectivity Services business	—	385
Currency effect on net debt	49	(128)
Other	(472)	249

Net Debt, end of period	$(6,183)	$(5,164)

(1)	Includes multiclient seismic data costs.

	(Stated in millions)
Components of Net Debt	Sept. 30, 2012	Sept. 30, 2011	Dec. 31, 2011
Cash	$1,852	$1,732	$1,705
Short-term investments	2,908	4,332	3,122
Fixed income investments, held to maturity	246	255	256
Short-term borrowings and current portion of long-term debt	(1,792)	(2,743)	(1,377)
Long-term debt	(9,397)	(8,740)	(8,556)

	$(6,183)	$(5,164)	$(4,850)

Key liquidity events during the first nine months of 2012 and 2011 included:

•

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013. Schlumberger had repurchased $7.1 billion of shares under this program as of September 30, 2012.

The following table summarizes the activity, during the nine months ended September 30, under this share repurchase program:

	(Stated in millions except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Nine months ended September 30, 2012	$972	14.1	$68.99
Nine months ended September 30, 2011	$2,362	27.8	$85.01

•

Cash flow provided by operations was $3.6 billion in the first nine months of 2012 compared to $3.7 billion in the first nine months of 2011 with an increase in working capital requirements offset in part by an increase in earnings before depreciation and amortization expense.

•

Capital expenditures were $3.2 billion in the first nine months of 2012 compared to $2.8 billion during the first nine months of 2011. Capital expenditures for the full year of 2012 are expected to be approximately $4.5 billion as compared to $4.0 billion in 2011.

•	During the third quarter of 2012, Schlumberger issued $1 billion of 1.25% Senior Notes due 2017 and $1 billion of 2.40% Senior Notes due 2022.

•	During the third quarter of 2012, Schlumberger completed the divestiture of its 56% interest in CE Franklin Ltd. for $122 million in cash.

•	During the second quarter of 2012, Schlumberger completed the divestiture of its Wilson distribution business for $906 million in cash.

•

During the third quarter of 2011, Schlumberger issued $1.1 billion of 1.95% Senior Notes due 2016, $1.6 billion of 3.30% Senior Notes due 2021 and $300 million of Floating Rate Senior Notes due 2014 that bear interest at a rate equal to three-month LIBOR plus 55 bps per year.

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

At times, Schlumberger experiences delays in payments from certain of its customers. Schlumberger operates in approximately 85 countries. At September 30, 2012, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%. A delay in payment or the nonpayment of amounts that are owed to Schlumberger could have a material adverse effect on Schlumberger’s results of operations and cash flows.

As of September 30, 2012 Schlumberger had $4.8 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $3.8 billion was available and unused as of September 30, 2012. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next twelve months.

Schlumberger had no commercial paper outstanding as of September 30, 2012.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; Schlumberger’s effective tax rate; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; operational delays; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our third-quarter 2012 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

The information with respect to Item 1 is set forth under Note 12—Contingencies, in the Consolidated Financial Statements.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock, which may be acquired in the open market or in negotiated transactions. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. As of September 30, 2012, $0.9 billion remained available for repurchase under the existing repurchase authorization.

Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2012 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program

July 1 through July 31, 2012	1,536.1	$66.37	1,536.1	$926,691
August 1 through August 31, 2012	652.9	$72.48	652.9	$879,373
September 1 through September 30, 2012	—	$—	—	$879,373

	2,189.0	$68.19	2,189.0

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

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 20, 2012).

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

* Exhibit 95—Mine Safety Disclosures.

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity, and (vi) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: October 24, 2012	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory