Form 10-K
period 2012-12-31
SCHLUMBERGER LTD /NV/
filed 2013-01-31
CIK 87347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

As of June 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $86.1 billion.

As of December 31, 2012, the number of shares of common stock outstanding was 1,328,255,773.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Schlumberger’s definitive proxy statement for its 2013 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012 (the “2013 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1.	Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, Schlumberger today provides the industry’s widest range of products and services from exploration through production. As of December 31, 2012, the Company employed approximately 118,000 people of over 140 nationalities operating in approximately 85 countries. Schlumberger has principal executive offices in Paris, Houston and The Hague.

Schlumberger operates in each of the major oilfield service markets, managing its business through three Groups: Reservoir Characterization, Drilling and Production. Each Group consists of a number of technology-based service and product lines, or Technologies. These Technologies cover the entire life cycle of the reservoir and correspond to a number of markets in which Schlumberger holds leading positions. The business is also reported through four geographic Areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. Within these Areas, a network of GeoMarket* regions provides logistical, technical and commercial coordination.

The role of the Groups and Technologies is to ensure that Schlumberger provides the best possible service to customers and that it remains at the forefront of technology development. The Groups and Technologies are collectively responsible for driving excellence in execution throughout their businesses, overseeing operational processes, resource allocation, personnel and delivering superior financial results. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions. The Areas and GeoMarkets are responsible for providing the most efficient and cost effective support possible to the operations.

The Groups are as follows:

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Solutions and PetroTechnical Services.

—

WesternGeco is the world’s leading geophysical services company, providing comprehensive worldwide reservoir imaging, monitoring and development services. WesternGeco offers the industry’s most extensive multiclient data library.

—

Wireline provides the information necessary to evaluate subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production. Wireline offers both openhole and cased-hole services including wireline perforating.

—	Testing Services provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. The Technology also provides tubing-conveyed perforating services.

—	Schlumberger Information Solutions provides software, consulting, information management and IT infrastructure services that support core oil and gas industry operational processes.

—

PetroTechnical Services supplies interpretation and integration of all exploration and production data types, as well as expert consulting services for reservoir characterization, field development planning production enhancement and multi-disciplinary reservoir and production solutions. PetroTechnical Services also provides industry petrotechnical training solutions.

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, PathFinder, Drilling Tools & Remedial Services, Dynamic Pressure Management and Integrated Project Management well construction projects.

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

—	Geoservices supplies mud logging services for geological and drilling surveillance.

—	Drilling & Measurements and PathFinder provide directional-drilling, measurement-while-drilling and logging-while-drilling services for all well profiles as well as engineering support.

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

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Well Intervention, Subsea, Water Services, Carbon Services and Schlumberger Production Management field production projects.

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

Schlumberger also offers customers its services through business models known as Integrated Project Management (for well construction projects) and Schlumberger Production Management (for field production projects). These models combine the required services and products of the Technologies with both drilling rig management expertise and project management skills to provide a complete solution to well construction and production improvement. Projects are typically of multiyear duration and include start-up costs and significant third-party components that cover services that Schlumberger does not provide directly. Projects may be fixed price in nature, contain penalties for non-performance and may also offer opportunities for bonus payments where performance exceeds agreed targets. Integrated Project Management and Schlumberger Production Management also provide specialized engineering and project management expertise when Schlumberger is requested to include these capabilities with services and products across the Technologies in a single contract. In no circumstances does Schlumberger take any stake in the ownership of oil or gas reserves.

Supporting the Technologies is a global network of research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.

Managed outside the Group structure is Schlumberger Business Consulting, which helps oil and gas companies achieve fast and sustainable performance improvements.

Schlumberger primarily uses its own personnel to market its offerings. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service and price differentiation are the principal methods of competition, which varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, well testing, drilling and completion fluids, coiled-tubing, drill bits, measurement-while-drilling, logging-while-drilling and directional-drilling services, mud logging, as well as fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger offerings is non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

Acquisitions

Schlumberger completed a number of acquisitions during 2012, none of which were significant. Information about acquisitions made by Schlumberger appears in Note 4 of the Consolidated Financial Statements.

GENERAL

Intellectual Property

Schlumberger and its affiliates own and control a variety of intellectual property, including but not limited to patents, proprietary information and software tools and applications that, in the aggregate, are material to Schlumberger’s business. While Schlumberger seeks and holds numerous patents covering various products and processes, no particular patent or group of patents is considered material to Schlumberger’s business.

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of oilfield services. For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions which typically result in reduced levels of activity. Hurricanes and typhoons can disrupt coastal and offshore operations. Additionally, customer spending patterns for multiclient data, software and other oilfield services and products generally result in higher activity in the fourth quarter of each year as clients seek to utilize their annual budgets.

Customers and Backlog of Orders

For the year ended December 31, 2012, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, Schlumberger has no significant backlog due to the nature of its businesses. The WesternGeco backlog, which is based on signed contracts with customers, was $1.0 billion at December 31, 2012 ($1.0 billion at December 31, 2011).

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2012, 2011 and 2010 is provided in Note 17 of the Consolidated Financial Statements.

Executive Officers of Schlumberger

The following table sets forth, as of January 31, 2013, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience

Paal Kibsgaard	45	Chief Executive Officer, since August 2011; Director since April 2011; Chief Operating Officer, February 2010 to July 2011; President Reservoir Characterization Group, May 2009 to February 2010; and Vice President Engineering, Manufacturing and Sustaining, November 2007 to May 2009.

Simon Ayat	58	Executive Vice President and Chief Financial Officer, since March 2007; and Vice President Treasurer, February 2005 to March 2007.

Alexander Juden	52	Secretary and General Counsel, since April 2009; Director of Compliance, February 2005 to April 2009.

Satish Pai	51	Executive Vice President Operations, since April 2009; Vice President Operations, Oilfield Services, May 2008 to April 2009; and President Europe Africa & Caspian, March 2006 to May 2008.

Ashok Belani	54	Executive Vice President, Technology, since January 2011; President, Reservoir Characterization Group, February 2010 to August 2011; Vice President and Chief Technology Officer, April 2006 to February 2010; and Senior Advisor, Technology, January 2006 to April 2006.

Kjell-Erik Oestdahl	48	Executive Vice President Shared Services, Infrastructure and Distribution, since March 2012; Executive Vice President Operations, January 2011 to March 2012; Vice President Supply Chain Services, May 2009 to December 2010; Vice President Operations WesternGeco, January 2008 to April 2009; and Chief Procurement Officer at StatoilHydro ASA, March 2006 to November 2007.

Jean-Francois Poupeau	51	Executive Vice President Corporate Development and Communications, since June 2012; President Drilling Group, May 2010 to June 2012; President Drilling & Measurements, July 2007 to April 2010; and Vice President Communications and Investor Relations, April 2006 to June 2007.

Stephanie Cox	44	Vice President Human Resources, since May 2009; and North Gulf Coast GeoMarket Manager, April 2006 to May 2009.

Mark Danton	56	Vice President – Director of Taxes, since January 1999.

Aaron Gatt Floridia	44	President, Reservoir Characterization Group, since August 2011; President Middle East, May 2009 to July 2011; and General Manager – AOG, January 2007 to April 2009.

Howard Guild	41	Chief Accounting Officer, since July 2005.

Rodney Nelson	54	Vice President Government & Community Relations, since August 2011; and Vice President Communications Innovation and Collaboration, October 2007 to July 2011.

Stephen Orr	49	President Drilling Group, since June 2012; President M-I SWACO, September 2010 to June 2012; President – Artificial Lift, July 2008 to August 2010; and Marketing and Technology Manager, July 2006 to June 2008.

Patrick Schorn	44	President Reservoir Production Group, since January 2011; President Well Services, May 2008 to January 2011; and President Completions, April 2006 to April 2008.

Krishna Shivram	50	Vice President Treasurer, since January 2011; Controller Drilling Group, May 2010 to January 2011; Manager Mergers & Acquisitions, May 2009 to April 2010; and Controller Oilfield Services, August 2006 to April 2009.

Malcolm Theobald	51	Vice President Investor Relations, since June 2007.

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

The information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing Schlumberger makes with the SEC.

Item 1A.	Risk Factors.

The following discussion of risk factors are important information in understanding our “forward-looking statements,” which are discussed immediately following Item 7A. of this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in this Form 10-K.

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

Demand for the majority of our services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

—	demand for hydrocarbons, which is affected by general economic and business conditions;

—	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

—	oil and gas production levels by non-OPEC countries;

—	the level of excess production capacity;

—	political and economic uncertainty and geopolitical unrest;

—	the level of worldwide oil and gas exploration and production activity;

—	access to potential resources;

—	governmental policies and subsidies;

—	the costs of exploring for, producing and delivering oil and gas;

—	technological advances affecting energy consumption; and

—	weather conditions.

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

Our non-United States operations accounted for approximately 72% of our consolidated revenue in 2012, 71% in 2011 and 78% in 2010. Operations in countries other than the United States are subject to various risks, including:

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

In addition, we are subject to risks associated with our operations in countries, including Iran, Syria, North Sudan and Cuba, that are subject to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. United States law enforcement authorities are currently conducting a grand jury investigation and an associated regulatory inquiry related to our operations in certain of these countries. Additionally, in 2009 prior to being acquired by Schlumberger, Smith International, Inc. received an administrative subpoena with respect to its historical business practices in certain countries that are subject to United States trade and economic sanctions. If any of the risks described above materialize, or if any governmental investigation results in criminal or civil penalties or other remedial measures, it could reduce our earnings and our cash available for operations.

We are also subject to risks related to investment in our common stock in connection with certain US state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market price of our common stock.

During 2012, certain non-U.S. subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”). Schlumberger has not bid on any new contracts relating to Iran’s petroleum production since March 2009. Schlumberger’s full-year 2012 revenue attributable to this activity was $418 million, which resulted in net income of $208 million in its consolidated financial statements. Schlumberger intends to discontinue such activity in Iran in 2013 and is currently winding down its operations there. In this regard, during the fourth quarter of 2012, Schlumberger recorded revenue relating to this activity in Iran of $92 million and net income of $48 million in its consolidated financial statements. This activity included obtaining services from and engaging in other dealings with the government of Iran that are incidental to operating in Iran, and the expenses of which are reflected in the net income disclosed above. These services and other dealings consisted of paying taxes, duties, license fees and other typical governmental charges, along with payments for utilities, transportation, hotel accommodations, facility rentals, telecommunications services, newspaper advertisements, recreational and fitness memberships, and the purchase of routine office and similar supplies from entities associated with the government of Iran. Collections of amounts owed to Schlumberger were received in part by depository accounts held by two non-U.S. subsidiaries of Schlumberger at a branch of Bank Saderat Iran (“Saderat”), and in part by a depositary account held by one of such non-U.S. subsidiaries at Bank Tejarat (“Tejarat”) in Tehran. The accounts at Saderat are maintained solely for the deposit by NIOC of amounts owed to non-U.S. subsidiaries of Schlumberger. The account at Tejarat is maintained also for payment of expenses in connection with operating in Iran, such as payroll expenses, rental payments and taxes. In addition, NIOC maintains bank accounts at Bank Melli Iran (“Melli”) through which it made payments to a non-U.S. subsidiary of Schlumberger for services provided in Iran under letters of credit issued by Melli. Schlumberger maintains no bank accounts at Melli. Schlumberger will discontinue its dealings with Melli, Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for services in Iran.

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

The technical complexities of our operations are such that we are exposed to a wide range of significant health, safety and environmental risks. Our offerings involve production-related activities, radioactive materials, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving these services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

Demand for our products and services could be reduced by changes in governmental regulations or in the law.

Some international, national and state governments and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas emissions. Such legislation, as well as government initiatives to conserve energy or to promote the use of alternative energy sources, may significantly curtail demand for and production of fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect our financial condition, results of operations and cash flows.

Some international, national and state governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing. Hydraulic fracturing is a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. Future hydraulic fracturing-related legislation or regulations could lead to operational delays and increased costs and, therefore, reduce demand for our pressure pumping services. If such additional international, national or state legislation or regulations are enacted, it could adversely affect our financial condition, results of operations and cash flows.

If we are unable to maintain technology leadership, this could adversely affect any competitive advantage we hold.

If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in the various markets we serve, it could adversely affect our financial condition, results of operations and cash flows.

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

The following sets forth Schlumberger’s principal owned or leased facilities:

Beijing, China; Clamart, France; Mumbai, India; Fuchinobe, Japan; Oslo, Norway; Singapore; Abingdon, Cambridge and Stonehouse, United Kingdom; Moscow, Russia; and within the United States: Boston, Massachusetts; Houston, Rosharon and Sugar Land, Texas; Battle Mountain, Nevada; Greybull, Wyoming and Florence, Kentucky.

Item 3.	Legal Proceedings.

The information with respect to Item 3. Legal Proceedings is set forth in Note 16 of the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

The barite and bentonite mining operations of M-I LLC, an indirect wholly-owned subsidiary, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

PART II

Item 5.	Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2012, there were approximately 22,455 stockholders of record. The principal United States market for Schlumberger’s common stock is the NYSE, where it is traded under the symbol “SLB,” although it is traded on other exchanges in and outside the United States, including the Euronext Paris, the London Stock Exchange and the SIX Swiss Exchange.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2012 and 2011, were:

	Price Range		Dividends Declared
	High	Low
2012
QUARTERS
First	$80.78	$67.12	$0.275
Second	76.19	59.12	0.275
Third	78.47	64.19	0.275
Fourth	75.70	66.85	0.275
2011
QUARTERS
First	$95.64	$79.74	$0.25
Second	95.00	79.55	0.25
Third	95.53	58.77	0.25
Fourth	77.65	54.79	0.25

On January 17, 2013, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 13.6%, to $0.3125.

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.

The following graph compares the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500 Index) and the cumulative total return on the Philadelphia Oil Service Index (OSX) over the five-year period ended December 31, 2012. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of five-year cumulative total return among

Schlumberger common stock, the S&P 500 Index and the

Philadelphia Oil Service Index (OSX)

Assumes $100 invested on December 31, 2007 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index (OSX) and reinvestment of dividends on the last day of the month of payment.

Share Repurchases

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Board of Directors approved an extension of this repurchase program to December 31, 2013.

Schlumberger did not repurchase any common stock during the three months ended December 31, 2012. The maximum value of shares that may be purchased under this program as of December 31, 2012 was $879 million.

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

Unregistered Sales of Equity Securities

As discussed in Note 13 of the Consolidated Financial Statements, Schlumberger maintains a Discounted Stock Purchase Plan (the “DSPP”), which was established in 1988. The DSPP provides for two purchase periods each calendar year: January 1 to June 30 and July 1 to December 31. Schlumberger filed registration statements with the SEC to register the shares initially available for purchase under the DSPP as well as to register additional shares that were approved by Schlumberger stockholders in 2005. In 2010, Schlumberger stockholders approved an amendment to the DSPP that, among other things, increased the number of shares available for purchase under the DSPP by 10,000,000 shares. In December 2012, Schlumberger discovered that it had inadvertently failed to file a registration statement with the SEC to register the additional DSPP shares approved in 2010. In December 2012, Schlumberger registered the sale of the shares that remain available for purchase under the DSPP. Prior to such registration, however, some of the shares Schlumberger sold under the DSPP were unregistered. With respect to the six-month purchase period ending June 30, 2012, 2,197,151 unregistered shares were sold at a discounted purchase price of $59.89 per share, resulting in cash proceeds of approximately $132 million. The Company believes that it has historically provided participants in the DSPP with the same information they would have received had the registration statement been filed. Nonetheless, original purchasers of the unregistered shares may have rescission rights with respect to the shares purchased by them with respect to the six-month purchase period ended June 30, 2012. Schlumberger believes that any liability resulting from a potential rescission would be immaterial, particularly in light of the fact that the market price of Schlumberger’s common stock has exceeded the participants’ discounted purchase price since the date of purchase.

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

(Stated in millions, except per share amounts)
	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenue	$42,149	$36,959	$26,672	$22,702	$27,163
Income from continuing operations	$5,468	$4,730	$4,253	$3,164	$5,422
Diluted earnings per share from continuing operations	$4.06	$3.47	$3.37	$2.61	$4.42
Working capital	$11,788	$10,001	$7,233	$6,391	$4,811
Total assets	$61,547	$55,201	$51,767	$33,465	$32,094
Net debt (1)	$5,111	$4,850	$2,638	$126	$1,129
Long-term debt	$9,509	$8,556	$5,517	$4,355	$3,694
Schlumberger stockholders’ equity	$34,751	$31,263	$31,226	$19,120	$16,862
Cash dividends declared per share	$1.10	$1.00	$0.84	$0.84	$0.84

(1)

“Net Debt” represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Form 10-K.

Executive Overview

Schlumberger revenue reached a new high of $42.15 billion in 2012 – an increase of 14% over 2011 – driven by robust exploration and development both offshore and in key land markets. Outside North America, revenue grew 16%, while North America revenue grew 9%, with strong offshore activity in the US Gulf of Mexico outweighing a challenging land market.

Global demand for oil recorded annual growth of some 0.8 million barrels per day for the second year running following the exceptionally strong recovery of 2010. Lower demand in the OECD countries through energy efficiency gains tempered stronger growth in the non-OECD economies and in China in particular. Oil supply grew by more than one million barrels per day in North America as light tight oil production accelerated although this was partially offset by decline in a number of non-OPEC countries. Within OPEC, production in Libya continued to recover leading to a slight increase in spare capacity, which remained relatively slim. This, together with ongoing geopolitical tension and the associated risk of supply disruption, continued to support oil prices.

For natural gas, the three main markets continued to behave independently. In North America, storage levels remained at record highs throughout the year as a result of growing domestic production and mild weather that pushed spot prices to 10-year lows in April. Toward the end of the year, however, storage levels returned closer to historical averages. In Asia, natural gas prices remained close to oil parity, supported by sustained high demand in Japan following the 2011 nuclear incident and by strong demand in China. In Europe, lower demand was offset by declining domestic supply and the effect of demand in Asia.

In this environment, Schlumberger achieved a record high for revenue, with strong contributions from all Areas. International performance was led by the Europe/CIS/Africa Area, where revenue was up 18%, mainly from strength in Russia and in the Nigeria & Gulf of Guinea, Angola, East Africa and North Sea GeoMarkets. In Latin America, revenue grew by 17%, driven by Integrated Project Management contracts on land, and activity for Wireline services and Drilling Group product and services offshore – mainly in the Mexico & Central America; Venezuela, Trinidad & Tobago; and Ecuador GeoMarkets. Revenue in the Middle East & Asia Area increased by 13% on strong results in the Saudi Arabia & Bahrain, Australasia, Brunei, Malaysia & Philippines, and China GeoMarkets. And in North America, revenue grew by $1.2 billion to reach $13.5 billion, driven by a robust 38% increase in demand for deepwater and exploration services offshore, particularly in the US Gulf of Mexico. Revenue from North America land also improved a modest 4% on strong demand for Production Group technology, although this was tempered by weakness in the hydraulic fracturing market.

All Product Groups recorded double-digit revenue growth. Reservoir Characterization revenue of $11.4 billion increased by 15%, with all Technologies also posting double-digit growth driven by offshore exploration activity across the Areas. Drilling Group revenue increased 15% to $16.0 billion, led by strong growth in M-I SWACO, Drilling & Measurements, and Drilling Tools & Remedial technologies. Production Group revenue of $14.9 billion increased 13%, with double-digit growth in Well Intervention, Completions and Artificial Lift Technologies. Well Services revenue also increased, primarily from offshore activity.

Entering 2013, the world macroeconomic environment remains uncertain with the GDP growth outlook unchanged. However, global oil demand is expected to grow at similar levels to those seen in 2012 and 2011 and supply will see further growth in North America as light tight oil production increases. Other non-OPEC production, however, can be expected to continue to face delays and decline challenges. As a result, global spare capacity should remain largely unchanged absent any unexpected macroeconomic or geopolitical events, and this will support oil prices within the band we have seen since 2011. For natural gas, little change is expected in the behavior of the main geographical markets in 2013.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

Fourth Quarter 2012 Results

Product Groups

			(Stated in millions)

	Fourth Quarter 2012		Third Quarter 2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$3,150	$917	$2,910	$838
Drilling	4,137	696	4,048	733
Production	3,924	590	3,675	548
Eliminations & other	(37)	(39)	(25)	23

	11,174	2,164	10,608	2,142

Corporate & other (1)	–	(180)	–	(176)
Interest income (2)	–	6	–	8
Interest expense (3)	–	(90)	–	(85)
Charges & credits (4)	–	(93)	–	(32)

	$11,174	$1,807	$10,608	$1,857

Geographic Areas

(Stated in millions)

	Fourth Quarter 2012		Third Quarter 2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$3,409	$655	$3,290	$610
Latin America	2,071	377	1,860	333
Europe/CIS/Africa	2,958	579	2,985	646
Middle East & Asia	2,577	601	2,352	570
Eliminations & other	159	(48)	121	(17)

	11,174	2,164	10,608	2,142

Corporate & other (1)	–	(180)	–	(176)
Interest income (2)	–	6	–	8
Interest expense (3)	–	(90)	–	(85)
Charges & credits (4)	–	(93)	–	(32)

	$11,174	$1,807	$10,608	$1,857

(1)

Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the 2010 acquisition of Smith International, Inc. (“Smith”) and certain other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2012 – $- million; third quarter 2012 – $- million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2012–$3 million; third quarter 2012 – $3 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Fourth-quarter revenue of $11.17 billion increased $567 million or 5% sequentially, on robust international activity. Of the revenue increase, approximately 36% came from the typical year-end surge in product and software sales, and 12% came from the increase in WesternGeco multiclient sales. Reservoir Characterization Group revenue grew 8% to reach $3.2 billion, while Drilling Group revenue of $4.1 billion was 2% higher. Production Group revenue increased 7% to $3.9 billion. Geographically, International revenue of $7.6 billion increased $409 million or 6% sequentially, while North America revenue of $3.4 billion grew by $118 million or 4% sequentially.

The sequential increase in Reservoir Characterization Group revenue resulted mainly from robust international end-of-year Schlumberger Information Solutions (SIS) software sales. Testing Services grew for the third successive quarter from higher activity in the Saudi Arabia & Bahrain GeoMarket. PetroTechnical Services posted double-digit revenue growth on strong consulting activity in the Mexico & Central America GeoMarket. WesternGeco increased slightly as the end-of-year multiclient sales and UniQ* land seismic technology direct sale in Russia were partly offset by a sharp seasonal decline in Marine revenue on lower vessel utilization following the seasonal transits out of the North Sea. Wireline revenue grew from increased activity in the US Gulf of Mexico but this was largely offset by a seasonal activity decline in Asia. Drilling Group revenue increased on international and offshore demand for Drilling & Measurements and M-I SWACO technologies. Drilling Tools & Remedial Services also contributed to growth with the full-quarter revenue from Radius services. IPM improved slightly as the combination of an increase in projects in Australia and new start-ups in Iraq and Argentina was partly offset by project completions in North Africa. The increase in Production Group revenue resulted primarily from stronger Completions and Artificial Lift product year- end sales coupled with new Framo subsea projects in the US Gulf of Mexico and in the North Sea and Angola GeoMarkets. Well Intervention Services revenue also increased on higher activity in the Mexico & Central America and Saudi Arabia & Bahrain GeoMarkets. Well Services revenue grew mainly due to higher activity in international and offshore North America markets. Well Services stage count in North America land also increased, but revenue declined from continued pricing weakness as a result of hydraulic horsepower oversupply.

Among the Areas, Middle East & Asia revenue of $2.6 billion grew 10% sequentially led by the start of new IPM turnkey projects in Iraq; higher Testing, Well Intervention and Drilling Group services in addition to year-end product sales in the Saudi Arabia & Bahrain GeoMarket; the start of the Jurassic seismic project as well as strong product and year-end software sales in Kuwait; and the increase in IPM onshore projects and strong drilling activity in the Australasia GeoMarket. In Latin America, revenue of $2.1 billion increased 11% sequentially led by robust year-end software and product sales, strong PetroTechnical Services consulting activity, unconventional fracturing and well intervention stimulation activity in the Mexico & Central America GeoMarket. Higher WesternGeco vessel utilization for new seismic acquisition surveys in Brazil, Trinidad and Uruguay, coupled with the start of an IPM project in Argentina, also contributed to the increase. In Europe/CIS/Africa, revenue of $3.0 billion declined 1% mainly due to lower WesternGeco vessel utilization following the seasonal transit of vessels out of the North Sea. Completed IPM projects and service contract delays in North Africa and the completion of the WesternGeco survey in the Kara Sea in Russia also contributed to the decline. The sequential decrease, however, was partially offset by increased activity in Angola and higher product and software sales in the Russia and Central Asia region and the Continental Europe GeoMarket. North America revenue of $3.4 billion increased 4% sequentially—mainly from offshore which rose by 24%, while land fell by 2%. The increase in offshore revenue resulted from both higher drilling activity as the number of deepwater drilling rigs increased and stronger year-end WesternGeco multiclient sales. The decline in land revenue was mainly due to continued pricing weakness for Well Services hydraulic fracturing activities. A seasonal decline in deviated and horizontal land drilling activity paired with pricing weakness also affected the Drilling Group segment in North America.

On a worldwide basis, fourth-quarter pretax operating income of $2.2 billion increased 1% sequentially. International pretax operating income of $1.6 billion grew 1%, while North America pretax operating income of $655 million increased 7%.

Pretax operating margin of 19.4% declined 83 basis points (bps) sequentially. International pretax operating margin of 20.5% declined 104 bps, which stemmed from a higher-than-usual seasonal slowdown and contractual delays in the Europe/CIS/Africa Area that traditionally attract higher margins. In North America, pretax operating margin of 19.2% increased 65 bps sequentially due to the increased contribution of high-margin offshore services, particularly in the US Gulf of Mexico, which more than offset margin decline in Drilling Group and Well Services activities on land. By segment, Reservoir Characterization Group pretax operating margin reached 29.1% while the pretax operating margins of the Drilling and Production Groups were 16.8% and 15.0%, respectively.

Reservoir Characterization Group

Fourth-quarter revenue of $3.15 billion increased $240 million or 8% sequentially. Pretax operating income of $917 million was 9% higher sequentially.

Revenue increased mainly through robust international end-of-year SIS software sales while Testing Services grew for the third successive quarter from higher activity in the Saudi Arabia & Bahrain and Mexico & Central America

GeoMarkets. PetroTechnical Services revenue also posted double-digit growth on strong consulting activity in the Mexico & Central America GeoMarket. WesternGeco increased slightly as the end-of-year multiclient sales and UniQ land seismic technology direct sale in Russia were partly offset by the sharp seasonal decline in Marine revenue on lower vessel utilization following seasonal transits out of the North Sea. Wireline grew slightly on increased activity in the US Gulf of Mexico following the recovery from the activity shut-down associated with Hurricane Isaac in the previous quarter, but this was offset by a seasonal activity decline in Asia, mainly in the Australasia and China GeoMarkets.

Pretax operating margin of 29.1% increased 31 bps sequentially. Margin expansion was primarily due to traditionally strong end-of-year sales of Schlumberger Information Services (SIS) software and WesternGeco multiclient licenses. Testing Services, Wireline and PetroTechnical Services margins also expanded on a more favorable technology mix in exploration and development projects. These improvements were, however, subdued by lower WesternGeco Marine margin as a result of lower vessel utilization.

Drilling Group

Fourth-quarter revenue of $4.1 billion increased $88 million or 2% sequentially. Pretax operating income of $696 million was 5% lower sequentially.

Revenue increased on international and offshore demand for Drilling & Measurements and M-I SWACO products and services. Drilling Tools & Remedial Services activity also contributed to growth with a full-quarter of revenue for Radius services. IPM revenue grew slightly, as increased projects in Australia and new start-ups in Iraq and Argentina were partly offset by project completions in North Africa. The overall revenue increase was tempered by a decline in drilling-related services, mainly in North America land, due to a seasonal decline in deviated and horizontal drilling activity coupled with pricing weakness.

Pretax operating margin of 16.8% decreased 128 bps sequentially. Among the Group Technologies, sequential margins in Drilling & Measurements and Drilling Tools & Remedial Services were flat, while margin contractions were recorded at M-I SWACO and IPM due to geographical mix and operational and start-up delays.

Production Group

Fourth-quarter revenue of $3.9 billion increased $249 million or 7% sequentially. Pretax operating income of $590 million was 8% higher sequentially.

The increase in revenue resulted primarily from stronger Completions and Artificial Lift product year-end sales coupled with new Framo subsea projects in the US Gulf of Mexico and in the North Sea and Angola GeoMarkets. Well Intervention Services revenue increased on higher activity in the Mexico & Central America and Saudi Arabia & Bahrain GeoMarkets. Well Services revenue grew mainly due to higher activity in the international and the North America offshore markets. International activities were strong from stimulation vessel operations in Brazil, unconventional fracturing activity in Mexico, and new projects in Kuwait and Iraq. Well Services stage count in North America land also grew but land revenue declined on continued pricing weakness from the oversupply of hydraulic horsepower.

Pretax operating margin increased 13 bps sequentially to 15%. The increase was largely attributable to the favorable impact of year-end Completions and Artificial Lift product sales coupled with improved profitability from new Framo subsea projects. This margin increase was largely offset by continued Well Services pricing weakness.

Full-Year 2012 Results

Product Groups

	(Stated in millions)
	2012		2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$11,424	$3,212	$9,929	$2,449
Drilling (1)	15,971	2,824	13,860	2,254
Production (1)	14,875	2,371	13,136	2,637
Eliminations & other	(121)	(60)	34	(35)

	42,149	8,347	36,959	7,305

Corporate & other (2)	–	(694)	–	(590)
Interest income (3)	–	30	–	37
Interest expense (4)	–	(331)	–	(290)
Charges & credits (5)	–	(161)	–	(223)

	$42,149	$7,191	$36,959	$6,239

Geographic Areas

(Stated in millions)

	2012		2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$13,485	$2,736	$12,323	$3,052
Latin America	7,554	1,387	6,467	1,074
Europe/CIS/Africa	11,443	2,245	9,676	1,477
Middle East & Asia	9,194	2,152	8,102	1,874
Eliminations & other	473	(173)	391	(172)

	42,149	8,347	36,959	7,305

Corporate & other (2)	–	(694)	–	(590)
Interest income (3)	–	30	–	37
Interest expense (4)	–	(331)	–	(290)
Charges & credits (5)	–	(161)	–	(223)

	$42,149	$7,191	$36,959	$6,239

(1)	Effective January 1, 2012, a component of the Drilling Group was reallocated to the Production Group. Historical information has been reclassified to conform to this presentation.
(2)

Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the acquisition of Smith and certain other nonoperating items.

(3)	Excludes interest income included in the segments’ income (2012 – $- million; 2011 – $3 million).
(4)	Excludes interest expense included in the segments’ income (2012 – $8 million; 2011 – $8 million).
(5)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Full-year 2012 revenue of $42.15 billion increased 14% versus the same period last year with North America Area 9% higher and international activity 16% higher. Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase. The increase was led by the Europe/CIS/Africa Area which increased 18%, mainly in Russia and in the Nigeria & Gulf of Guinea, Angola, the East Africa and North Sea Africa GeoMarkets. Latin America was higher by 17%, mainly in the Mexico & Central America; Venezuela, Trinidad & Tobago; and Ecuador GeoMarkets driven by strong Integrated Project Management (IPM) activity on land and robust offshore activity for Wireline and Drilling Group services and products. Middle East & Asia increased 13% on strong results in the Saudi Arabia & Bahrain; Australasia; Brunei, Malaysia & Philippines; and China GeoMarkets. The increase in North America was due to strong growth in North America offshore driven by robust deepwater and exploration activity that benefited the Reservoir Characterization and Drilling Groups Technologies. There was also an improvement in activity in North America land for the Production Group Technologies although the increase slowed in the second half of the year due to the weakness in the hydraulic fracturing market.

Full-year 2012 pretax operating income of $8.3 billion increased 14% year-on-year as international pretax operating income of $5.8 billion increased 31% while North America pretax operating income of $2.7 billion declined by 10% year-on-year.

Pretax operating margin was essentially flat at 19.8% as international pretax operating margin expanded 226 bps to 20.5% while North America pretax operating margin declined 448 bps to 20.3%. Europe/CIS/Africa posted a 435 bps improvement to reach 19.6% and Latin America increased 175 bps to 18.4% and Middle East & Asia reported a 27 bps increase to 23.4%. North America margin decline was due to Well Services production technologies, as a result of pricing pressure and cost inflation.

Reservoir Characterization Group

Full-year revenue of $11.42 billion was 15% higher than the same period last year led by Wireline, Testing Services, WesternGeco and SIS Technologies driven by improved offshore exploration activities across all Areas Pretax operating margin increased 345 bps to 28.1% largely due to the higher-margin exploration activities that benefited Wireline and Testing Services, higher SIS software sales, higher WesternGeco marine vessel utilization and improved UniQ land seismic productivity.

Drilling Group

Full-year revenue of $15.97 billion was 15% higher than the previous year primarily due to the significantly improved exploration and development activities of M-I SWACO, Drilling & Measurements, and the other Drilling Group Technologies in North America offshore and in the international markets.

Pretax operating margin increased 142 bps to 17.7% primarily due to the increase in higher-margin activities of Drilling & Measurements, M-I SWACO and Drilling Tools & Remedial technologies – all of which benefited from exploration activities in North America offshore and in the international markets – mainly in the Europe/CIS/Africa Area.

Production Group

Full-year revenue of $14.88 billion increased 13% year-on-year, both in North America and the international markets. Well Intervention, Artificial Lift and Completions Technologies posted strong growth across all Areas. Well Services grew both in North America and internationally, with international growth led by Latin America and by Europe/CIS/Africa.

Pretax operating margin decreased 414 bps to 15.9% mainly due to a decline in margins for Well Services production technologies, primarily in North America, as a result of pricing pressure and cost inflation. This was mitigated by margin expansion for the other Production Group Technologies led by Well Intervention Services and Completions.

Full-Year 2011 Results

Product Groups

(Stated in millions)
	2011		2010
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$9,929	$2,449	$9,321	$2,321
Drilling (1)	13,860	2,254	7,917	1,313
Production (1)	13,136	2,637	9,366	1,389
Eliminations & other	34	(35)	68	48

	36,959	7,305	26,672	5,071

Corporate & other (2)	–	(590)	–	(405)
Interest income (3)	–	37	–	43
Interest expense (4)	–	(290)	–	(202)
Charges & credits (5)	–	(223)	–	625

	$36,959	$6,239	$26,672	$5,132

Geographic Areas

(Stated in millions)
	2011		2010
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$12,323	$3,052	$6,730	$1,145
Latin America	6,467	1,074	4,985	807
Europe/CIS/Africa	9,676	1,477	7,850	1,449
Middle East & Asia	8,102	1,874	6,652	1,762
Eliminations & other	391	(172)	455	(92)

	36,959	7,305	26,672	5,071

Corporate & other (2)	–	(590)	–	(405)
Interest income (3)	–	37	–	43
Interest expense (4)	–	(290)	–	(202)
Charges & credits (5)	–	(223)	–	625

	$36,959	$6,239	$26,672	$5,132

(1)	Effective January 1, 2012, a component of the Drilling Group was reallocated to the Production Group. Historical information has been reclassified to conform to this presentation.
(2)

Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the acquisition of Smith and certain other nonoperating items.

(3)	Excludes interest income included in the segments’ income (2011—$3 million; 2010—$7 million).
(4)	Excludes interest expense included in the segments’ income (2011—$8 million; 2010—$5 million).
(5)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

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

Year-on-year pretax operating margin increased 79 bps to 19.8% largely due to the improved pricing and asset efficiency for Well Services Technologies in North America and the resumption of higher-margin activity in the US Gulf of Mexico. However, the margin expansion was tempered by activity disruptions from the geopolitical unrest in North Africa and in the Middle East during the first quarter of 2011.

Reservoir Characterization Group

Full-year revenue of $9.93 billion was 7% higher than the previous year on stronger Wireline activity, higher WesternGeco marine and multiclient sales, and increased SIS software sales.

Year-on-year, pretax operating margin decreased 23 bps to 24.7% led by margin declines in Wireline and Testing Services, largely due to the revenue mix, as well as the impact of geopolitical events which prevailed during the first quarter of 2011. The margin decline however was partially offset by a favorable WesternGeco multiclient sales mix and improved marine vessel utilization.

Drilling Group

Full-year revenue of $13.86 billion was 75% higher than the previous year reflecting the acquisitions of Smith, in August 2010, and Geoservices, in April 2010, partially offset by a decrease in IPM activities in Mexico. The ramp-up of IPM projects in Iraq also contributed to the revenue increase.

Year-on-year, pretax operating margin decreased 32 bps to 16.3% largely due to the addition of the Smith and Geoservices activities as well as the effects of the geopolitical events.

Production Group

Full-year revenue of $13.14 billion was 40% higher than the previous year while pretax operating margin increased 525 bps to 20.1%. Well Services revenue and margins expanded strongly in North America on higher pricing, capacity additions and improved asset utilization and efficiency as the market transitioned to liquid-rich plays. Internationally, Well Services also posted growth on the strength of higher activity, despite the exceptional geopolitical events that occurred during the first quarter of 2011.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)
	2012	2011	2010
Interest income	$30	$40	$50
Equity in net earnings of affiliated companies:
M-I SWACO	–	–	78
Others	142	90	87

	$172	$130	$215

Equity income from the M-I SWACO joint venture in 2010 represented eight months of equity income through the closing of the Smith transaction.

Interest Expense

Interest expense of $340 million in 2012 increased by $42 million compared to 2011 primarily due to the $1 billion of $1.25% Senior Notes due 2017 and $1 billion of 2.40% Senior Notes due 2022 that Schlumberger issued during 2012.

Interest expense of $298 million in 2011 increased by $91 million compared to 2010 primarily due to the $4.6 billion of long-term debt that Schlumberger issued during 2011.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2012	2011	2010
Research & engineering	2.8%	2.9%	3.4%
General & administrative	1.0%	1.1%	1.2%

Although Research & engineering decreased as a percentage of revenue in 2011 as compared to 2010, it increased in absolute dollars by $154 million. This increase in absolute dollars was driven in large part by the impact of the Smith acquisition.

Income Taxes

The Schlumberger effective tax rate was 24.0% in 2012, 24.2% in 2011, and 17.1% in 2010.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

The effective tax rate for both 2011 and 2010 was impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements. Excluding the impact of these charges and credits, the effective tax rate in 2011 was 23.8% compared to 20.5% in 2010. This increase in the effective tax rate, excluding the impact of the charges and credits, was primarily attributable to the fact that Schlumberger generated a larger proportion of its pretax earnings in North America in 2011 as compared to 2010 as a result of improved market conditions and the effect of a full year’s activity from the acquired Smith businesses.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2012, 2011 and 2010. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2012 charges and credits:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$128	$16	$112	Merger & integration
Workforce reduction	33	6	27	Restructuring & other

	$161	$22	$139

The following is a summary of the 2011 charges and credits:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification

Merger-related integration costs	$113	$18	$95	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative
Write-off of assets in Libya	60	–	60	Cost of revenue

	$223	$28	$195

The following is a summary of the 2010 charges and credits:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring &other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	–	63	Restructuring & other
Professional fees and other	107	1	106	Merger & integration
Merger-related employee benefits	54	10	44	Merger & integration
Inventory fair value adjustments	153	56	97	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	60	23	37	Restructuring & other

Total restructuring and merger-related charges	645	114	531

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO
Impact of elimination of tax deduction related to Medicare Part D subsidy	–	(40)	40	Taxes on income

	$(625)	$42	$(667)

Cash Flow

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

(Stated in millions)
	2012	2011	2010
Net Debt, beginning of year	$(4,850)	$(2,638)	$(126)
Income from continuing operations	5,468	4,730	4,253
Depreciation and amortization (1)	3,500	3,274	2,757
Gain on M-I SWACO investment	–	–	(1,270)
Pension and other postretirement benefits expense	404	365	299
Excess of equity income over dividends received	(61)	(64)	(85)
Stock -based compensation expense	335	271	198
Other non-cash items	97	203	327
Pension and other postretirement benefits funding	(673)	(601)	(868)
(Increase) decrease in working capital	(1,968)	(2,144)	267
Capital expenditures	(4,695)	(4,008)	(2,912)
Multiclient seismic data capitalized	(351)	(289)	(326)
Dividends paid	(1,432)	(1,300)	(1,040)
Stock repurchase program	(972)	(2,998)	(1,717)
Proceeds from employee stock plans	410	438	401
Net debt assumed in merger with Smith	–	–	(1,829)
Geoservices acquisition, net of debt acquired	–	–	(1,033)
Business acquisitions and other transactions	(845)	(610)	(212)
Proceeds from divestiture of Wilson distribution business	906	–	–
Proceeds from divestiture of CE Franklin business	122	–	–
Proceeds from divestiture of Global Connectivity Services business	–	385	–
Discontinued operations	(152)	22	(24)
Conversion of debentures	–	–	320
Translation effect on net debt	(45)	23	30
Other	(309)	91	(48)

Net Debt, end of year	$(5,111)	$(4,850)	$(2,638)

(1)	Includes multiclient seismic data costs.

(Stated in millions)
Components of Net Debt	Dec. 31 2012	Dec. 31 2011	Dec. 31 2010

Cash	$1,905	$1,705	$1,764
Short-term investments	4,369	3,122	3,226
Fixed income investments, held to maturity	245	256	484
Short-term borrowings and current portion of long-term debt	(2,121)	(1,377)	(2,595)
Long-term debt	(9,509)	(8,556)	(5,517)

	$(5,111)	$(4,850)	$(2,638)

Key liquidity events during 2012, 2011 and 2010 included:

—	During the third quarter of 2012, Schlumberger issued $1 billion of 1.25% Senior Notes due 2017 and $1 billion of 2.40% Senior Notes due 2022.

—	During the third quarter of 2012, Schlumberger completed the divestiture of its 56% interest in CE Franklin Ltd. for $122 million in cash.

—	During the second quarter of 2012, Schlumberger completed the divestiture of its Wilson distribution business for $906 million in cash.

—

During the third quarter of 2011, Schlumberger issued $1.1 billion of 1.95% Senior Notes due 2016, $1.6 billion of 3.30% Senior Notes due 2021 and $300 million of Floating Rate Senior Notes due 2014 that bear interest at a rate equal to three-month LIBOR plus 55 bps per year.

—	During the second quarter of 2011, Schlumberger completed the divestiture of its Global Connectivity Services business for approximately $385 million in cash.

—	During the first quarter of 2011, Schlumberger issued $1.1 billion of 4.20% Senior Notes due 2021 and $500 million of 2.65% Senior Notes due 2016.

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

—

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013. Schlumberger had repurchased $7.12 billion of shares under this program as of December 31, 2012.

The following table summarizes the activity under this share repurchase program during 2012, 2011 and 2010:

(Stated in thousands except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
2012	$971,883	14,087.8	$68.99
2011	$2,997,688	36,940.4	$81.15
2010	$1,716,675	26,624.8	$64.48

—	Cash flow provided by operations was $6.8 billion in 2012, $6.1 billion in 2011 and $5.5 billion in 2010.

In recent years, Schlumberger has actively managed its activity levels in Venezuela relative to its accounts receivable balance, and has recently experienced an increased delay in payment from its national oil company customer there. Schlumberger operates in approximately 85 countries. At December 31, 2012, only five of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

—	Dividends paid during 2012, 2011 and 2010 were $1.43 billion, $1.30 billion and $1.04 billion, respectively.

On January 17, 2013, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 13.6%, to $0.3125.

On January 19, 2012, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 10%, to $0.275.

On January 21, 2011, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 19%, to $0.25.

—	Capital expenditures were $4.7 billion in 2012, $4.0 billion in 2011 and $2.9 billion in 2010. Capital expenditures are expected to approach $3.9 billion for the full year 2013.

—

During 2012, 2011 and 2010 Schlumberger made contributions of $673 million, $601 million and $868 million, respectively, to its postretirement benefit plans. The US pension plans were 82% funded at December 31, 2012 based on the projected benefit obligation. This compares to 87% funded at December 31, 2011.

Schlumberger’s international defined benefit pension plans are a combined 88% funded at December 31, 2012 based on the projected benefit obligation. This compares to 88% funded at December 31, 2011.

Schlumberger currently anticipates contributing approximately $650 million to its postretirement benefit plans in 2013, subject to market and business conditions.

—

There were $321 million outstanding Series B debentures at December 31, 2009. During 2010, the remaining $320 million of the 2.125% Series B Convertible Debentures due June 1, 2023 were converted by holders into 8.0 million shares of Schlumberger common stock and the remaining $1 million of outstanding Series B debentures were redeemed for cash.

As of December 31, 2012, Schlumberger had approximately $6.3 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $3.8 billion was available and unused as of December 31, 2012. This included $3.5 billion of committed facilities which support commercial paper borrowings in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Schlumberger did not have any commercial paper borrowings outstanding as of December 31, 2012.

Summary of Major Contractual Obligations

(Stated in millions)
		Payment Period
Contractual Obligations	Total	2013	2014 – 2015	2016 – 2017	After 2017
Debt (1)	$11,630	$2,121	$2,975	$2,842	$3,692
Interest on fixed rate debt obligations (2)	1,445	292	425	282	446
Operating leases	1,615	371	442	283	519
Purchase obligations (3)	1,574	1,432	138	4	–

	$16,264	$4,216	$3,980	$3,411	$4,657

(1)	Excludes future payments for interest.
(2)	Excludes interest on $1.6 billion of variable rate debt, which had a weighted average interest rate of 3.6% as of December 31, 2012.
(3)

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

As discussed in Note 14 Income Taxes of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2012 is approximately $1.45 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Multiclient Seismic Data

The WesternGeco business capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2012 and 2011 was $518 million and $425 million, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

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

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are its three Groups: Reservoir Characterization, Drilling and Production. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 4.25% at December 31, 2012 and 5.00% at December 31, 2011.

•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 4.38% at December 31, 2012 and 4.95% at December 31, 2011.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans decreased from 5.50% in 2011 to 5.00% in 2012.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans decreased from 5.47% in 2011 to 4.95% in 2012.

A higher discount rate decreases the present value of benefit obligations and decreases expense.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for each of the United States and international pension plans was 7.50% in both 2012 and 2011. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2012 postretirement medical expense was 8% graded to 5% over the next seven years. The overall medical trend rate assumption utilized to determine the postretirement medical liability at December 31, 2012 was 7.5% graded to 5% over the next eleven years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

(Stated in millions)
Change in Assumption	Effect on 2012 Pretax Pension Expense	Effect on Dec. 31, 2012 Liability
25 basis point decrease in discount rate	+ $39	+ $377
25 basis point increase in discount rate	- $38	- $356
25 basis point decrease in expected return on plan assets	+ $17	–
25 basis point increase in expected return on plan assets	- $17	–

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)
Change in Assumption	Effect on 2012 Pretax Postretirement Medical Expense	Effect on Dec. 31, 2012 Liability
25 basis point decrease in discount rate	+ $5	+$55
25 basis point increase in discount rate	- $4	- $52
100 basis point decrease per annum in medical cost trend rate	- $14	-$203
100 basis point increase per annum in medical cost trend rate	+$18	+$287

Investments in Affiliated Companies

Investments in Affiliated Companies on the consolidated balance sheet primarily reflects Schlumberger’s investments in privately held companies, some of which are in the startup or development stages and are often still defining their strategic direction. Such investments are inherently risky and their success is dependent on factors such as technology development, market acceptance and their ability to raise additional funds. The technology being developed by these companies may never materialize and they could fail. Schlumberger monitors its portfolio to determine if any investment is other-than-temporarily impaired. If an investment is considered to be other-than-temporarily impaired, it is written down to its fair value.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates, commodity prices and interest rates.

As a multinational company, Schlumberger conducts business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 75% of Schlumberger’s revenue in 2012 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% increase or decrease in the average exchange rates of all the foreign currencies in 2012 would have changed revenue by approximately 1%. If the 2012 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by approximately 2%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by approximately 2%.

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

At December 31, 2012, contracts were outstanding for the US dollar equivalent of $7.5 billion in various foreign currencies of which $3.9 billion relate to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to the risk of market price fluctuations of certain commodities, such as fuel. Schlumberger utilizes forward contracts to manage a small percentage of the price risk associated with forecasted fuel purchases. As of December 31, 2012, $43 million of commodity forward contracts were outstanding.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2012, Schlumberger had fixed rate debt aggregating approximately $10.0 billion and variable rate debt aggregating approximately $1.6 billion. Schlumberger has entered into interest rate swaps relating to $0.5 billion of its fixed rate debt as of December 31, 2012 whereby Schlumberger will receive interest at a fixed rate and pay interest at a variable rate.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $4.6 billion at December 31, 2012, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds and are substantially all denominated in US dollars. The average return on investment was 0.6% in 2012.

The following table represents carrying amounts of Schlumberger’s debt at December 31, 2012 by year of maturity:

	(Stated in millions)

	Expected Maturity Dates
	2013	2014	2015	2016	2017	2021	2022	Total
Fixed rate debt
5.25% Guaranteed Notes	$662							$662
3.00% Guaranteed Notes	452							452
4.50% Guaranteed Notes		$1,324						1,324
2.75% Guaranteed Notes			$1,318					1,318
2.650% Senior Notes				$500				500
1.950% Senior Notes				1,099				1,099
3.300% Senior Notes						$1,595		1,595
4.200% Senior Notes						1,099		1,099
1.250% Senior Notes					$999			999
2.400% Senior Notes							$998	998

Total fixed rate debt	$1,114	$1,324	$1,318	$1,599	$999	$2,694	$998	$10,046
Variable rate debt	1,007	333	–	244	–	–	–	1,584

Total	$2,121	$1,657	$1,318	$1,843	$999	$2,694	$998	$11,630

The fair market value of the outstanding fixed rate debt was approximately $10.5 billion as of December 31, 2012. The weighted average interest rate on the variable rate debt as of December 31, 2012 was 3.6%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in the Risk Factors section of this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8.	Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Stated in millions, except per share amounts)

Year Ended December 31,	2012	2011	2010
Revenue	$42,149	$36,959	$26,672
Interest and other income	172	130	215
Gain on investment in M-I SWACO	–	–	1,270
Expenses
Cost of revenue	33,056	28,939	21,097
Research & engineering	1,168	1,073	919
General & administrative	405	427	311
Merger & integration	128	113	160
Restructuring & other	33	–	331
Interest	340	298	207

Income from continuing operations before taxes	7,191	6,239	5,132
Taxes on income	1,723	1,509	879

Income from continuing operations	5,468	4,730	4,253
Income from discontinued operations	51	277	12

Net income	5,519	5,007	4,265
Net income (loss) attributable to noncontrolling interests	29	10	(2)

Net income attributable to Schlumberger	$5,490	$4,997	$4,267

Schlumberger amounts attributable to:
Income from continuing operations	$5,439	$4,720	$4,255
Income from discontinued operations	51	277	12

Net income	$5,490	$4,997	$4,267

Basic earnings per share of Schlumberger:
Income from continuing operations	$4.09	$3.50	$3.40
Income from discontinued operations	0.04	0.21	0.01

Net income (1)	$4.13	$3.70	$3.41

Diluted earnings per share of Schlumberger:
Income from continuing operations	$4.06	$3.47	$3.37
Income from discontinued operations	0.04	0.20	0.01

Net income	$4.10	$3.67	$3.38

Average shares outstanding:
Basic	1,330	1,349	1,250
Assuming dilution	1,339	1,361	1,263

(1) Amounts	may not add due to rounding.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in millions)

Year Ended December 31,	2012	2011	2010
Net income	$5,519	$5,007	$4,265
Currency translation adjustments
Unrealized net change arising during the period	76	(82)	(26)
Marketable securities
Unrealized gain arising during the period	141	–	–
Derivatives
Net derivatives gain (loss) on hedge transactions	92	(79)	(269)
Reclassification to net income of net realized (gain) loss	(36)	8	274
Pension and other postretirement benefit plans
Actuarial loss
Actuarial loss arising during the period	(1,016)	(1,008)	(117)
Amortization to net income of net actuarial loss	187	133	90
Prior service cost
Prior service gain (cost) arising during the period	–	1	(162)
Amortization to net income of net prior service cost	125	121	96
Income taxes on pension and other postretirement benefit plans	100	117	20

Comprehensive income	5,188	4,218	4,171
Comprehensive income (loss) attributable to noncontrolling interests	29	10	(2)

Comprehensive income attributable to Schlumberger	$5,159	$4,208	$4,173

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2012	2011
ASSETS
Current Assets
Cash	$1,905	$1,705
Short-term investments	4,369	3,122
Receivables less allowance for doubtful accounts (2012 – $202; 2011 – $177)	11,351	9,500
Inventories	4,785	4,700
Deferred taxes	343	456
Other current assets	1,403	1,056

	24,156	20,539
Fixed Income Investments, held to maturity	245	256
Investments in Affiliated Companies	1,502	1,266
Fixed Assets less accumulated depreciation	14,780	12,993
Multiclient Seismic Data	518	425
Goodwill	14,585	14,154
Intangible Assets	4,802	4,882
Other Assets	959	686

	$61,547	$55,201

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,453	$7,579
Estimated liability for taxes on income	1,426	1,245
Long-term debt – current portion	1,163	1,041
Short-term borrowings	958	336
Dividends payable	368	337

	12,368	10,538
Long-term Debt	9,509	8,556
Postretirement Benefits	2,169	1,732
Deferred Taxes	1,493	1,731
Other Liabilities	1,150	1,252

	26,689	23,809

Equity
Common stock	11,912	11,639
Treasury stock	(6,160)	(5,679)
Retained earnings	32,887	28,860
Accumulated other comprehensive loss	(3,888)	(3,557)

Schlumberger stockholders’ equity	34,751	31,263
Noncontrolling interests	107	129

	34,858	31,392

	$61,547	$55,201

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net Income	$5,519	$5,007	$4,265
Income from discontinued operations	(51)	(277)	(12)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	3,500	3,274	2,757
Gain on investment in M-I SWACO	–	–	(1,270)
Earnings of companies carried at equity, less dividends received	(61)	(64)	(85)
Deferred income taxes	(76)	(26)	(130)
Stock-based compensation expense	335	272	198
Pension and other postretirement benefits expense	404	365	299
Other non-cash items	97	203	327
Pension and other postretirement benefits funding	(673)	(601)	(868)
Change in operating assets and liabilities: (2)
Increase in receivables	(2,116)	(1,281)	(290)
Increase in inventories	(643)	(864)	(50)
(Increase) decrease in other current assets	(314)	(93)	133
Increase (decrease) in accounts payable and accrued liabilities	928	597	(75)
Increase (decrease) in estimated liability for taxes on income	127	(561)	476
Increase (decrease) in other liabilities	1	169	(89)
Other – net	(163)	(5)	(77)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,814	6,115	5,509

Cash flows from investing activities:
Capital expenditures	(4,695)	(4,008)	(2,912)
Multiclient seismic data capitalized	(351)	(289)	(326)
Cash acquired in acquisition of Smith International, Inc.	–	–	399
Acquisition of Geoservices, net of cash acquired	–	–	(889)
Other business acquisitions and investments, net of cash acquired	(845)	(186)	(212)
(Purchase) sale of investments, net	(1,228)	351	1,023
Other	(55)	230	(19)

NET CASH USED IN INVESTING ACTIVITIES	(7,174)	(3,902)	(2,936)

Cash flows from financing activities:
Dividends paid	(1,432)	(1,300)	(1,040)
Proceeds from employee stock purchase plan	247	208	179
Proceeds from exercise of stock options	163	230	222
Stock repurchase program	(972)	(2,998)	(1,717)
Proceeds from issuance of long-term debt	2,832	6,884	2,815
Repayment of long-term debt	(1,817)	(4,992)	(1,814)
Net increase (decrease) in short-term borrowings	621	(119)	(68)
Other	19	(613)	14

NET CASH USED IN FINANCING ACTIVITIES	(339)	(2,700)	(1,409)

Cash flow from discontinued operations – operating activities	(126)	55	(15)
Cash flow from discontinued operations – investing activities	1,012	376	(2)

Cash flow from discontinued operations	886	431	(17)

Net increase (decrease) in cash before translation effect	187	(56)	1,147
Translation effect on cash	13	(3)	–
Cash, beginning of year	1,705	1,764	617

Cash, end of year	$1,905	$1,705	$1,764

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Issued	In Treasury
Balance, January 1, 2010	$4,777	$(5,002)	$22,019	$(2,674)	$109	$19,229
Net income			4,267		(1)	4,266
Currency translation adjustments				(26)		(26)
Changes in fair value of derivatives				5		5
Pension and other postretirement benefit plans				(73)		(73)
Shares sold to optionees less shares exchanged	(8)	230				222
Vesting of restricted stock	(11)	11				–
Shares issued under employee stock purchase plan	49	130				179
Stock repurchase program		(1,717)				(1,717)
Stock-based compensation cost	198					198
Shares issued on conversions of debentures	17	303				320
Acquisition of Smith International, Inc.	6,880	2,948			111	9,939
Dividends declared ($0.84 per share)			(1,076)			(1,076)
Other	18	(39)			(1)	(22)

Balance, December 31, 2010	11,920	(3,136)	25,210	(2,768)	218	31,444
Net income			4,997		16	5,013
Currency translation adjustments				(82)		(82)
Changes in fair value of derivatives				(71)		(71)
Pension and other postretirement benefit plans				(636)		(636)
Shares sold to optionees less shares exchanged	(29)	259				230
Vesting of restricted stock	(39)	39				–
Shares issued under employee stock purchase plan	53	155				208
Stock repurchase program		(2,998)				(2,998)
Stock-based compensation cost	272					272
Acquisition of noncontrolling interests	(553)				(80)	(633)
Dividends declared ($1.00 per share)			(1,347)			(1,347)
Other	15	2			(25)	(8)

Balance, December 31, 2011	11,639	(5,679)	28,860	(3,557)	129	31,392
Net income			5,490		29	5,519
Currency translation adjustments				71		71
Change in unrealized gain on marketable securities				141		141
Changes in fair value of derivatives				56		56
Pension and other postretirement benefit plans				(604)		(604)
Shares sold to optionees less shares exchanged	(75)	238				163
Vesting of restricted stock	(20)	20				–
Shares issued under employee stock purchase plan	16	231				247
Stock repurchase program		(972)				(972)
Stock-based compensation cost	335					335
Sale of CE Franklin				5	(68)	(63)
Acquisition of noncontrolling interests	(3)				15	12
Dividends declared ($1.10 per share)			(1,463)			(1,463)
Other	20	2			2	24

Balance, December 31, 2012	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2010	1,334	(139)	1,195
Acquisition of Smith International, Inc.	100	76	176
Shares sold to optionees less shares exchanged	–	6	6
Shares issued under employee stock purchase plan	–	3	3
Stock repurchase program	–	(27)	(27)
Issued on conversions of debentures	–	8	8

Balance, December 31, 2010	1,434	(73)	1,361
Shares sold to optionees less shares exchanged	–	6	6
Vesting of restricted stock	–	1	1
Shares issued under employee stock purchase plan	–	3	3
Stock repurchase program	–	(37)	(37)

Balance, December 31, 2011	1,434	(100)	1,334
Shares sold to optionees less shares exchanged	–	4	4
Shares issued under employee stock purchase plan	–	4	4
Stock repurchase program	–	(14)	(14)

Balance, December 31, 2012	1,434	(106)	1,328

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.     Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “Schlumberger”) form the world’s leading supplier of technology, integrated project management and information solutions to customers in the international oil and gas exploration and production industry.

2.     Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Schlumberger, its wholly-owned subsidiaries, and other subsidiaries over which it exercises a controlling financial interest. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; recoverability of goodwill, intangible assets and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Translation of Non-United States Currencies

The functional currency of Schlumberger is primarily the US dollar. Assets and liabilities recorded in functional currencies other than US dollars are translated at period end exchange rates. The resulting adjustments are charged or credited directly to the Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. Realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction losses of $37 million, $25 million and $27 million, net of hedging activities, were recognized in 2012, 2011 and 2010, respectively.

Short-term and Fixed Income Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially denominated in US dollars. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading (December 31, 2012 – $194 million; December 31, 2011 – $190 million). Short-term investments that are designated as trading are stated at fair value, which is estimated using quoted market prices for those or similar investments. All other investments are stated at cost plus accrued interest, which approximates market. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2012 and 2011.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider Short-term investments to be cash equivalents.

Fixed Income Investments, held to maturity at December 31, 2012 of $245 million mature as follows: $172 million in 2014, $51 million in 2015 and $5 million in 2016 and $17 million in 2017.

Inventories

Inventories are stated at average cost or at market, whichever is lower. Costs included in Inventories consist of materials, direct labor and manufacturing overhead.

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Investments in publicly traded companies in which Schlumberger does not have significant influence are accounted for as available-for-sale marketable securities. These marketable securities are reported at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of Accumulated other comprehensive loss. The fair value and cost basis of these marketable securities was $222 million and $81 million, respectively at December 31, 2012. Schlumberger did not have any investments in marketable securities at December 31, 2011.

Equity and cost method investments as well as investments in publicly traded companies are classified as Investments in Affiliated Companies in the Consolidated Balance Sheet.

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

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are its three Groups: Reservoir Characterization, Drilling and Production. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

Intangible assets consist primarily of customer relationships, technology/technical know-how and tradenames acquired in business combinations. Customer relationships are generally amortized over periods ranging from 15 to 28 years, acquired technology/technical know-how are generally amortized over periods ranging from 10 to 18 years and tradenames are generally amortized over periods ranging from 15 to 30 years.

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

Earnings per Share

Basic earnings per share of Schlumberger from continuing operations is calculated by dividing income from continuing operations attributable to Schlumberger by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing income from continuing operations attributable to Schlumberger by the sum of (i) unvested restricted stock units and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes that all stock options which are in the money are exercised at the beginning of the period and that the proceeds are used by Schlumberger to purchase shares at the average market price for the period.

The following is a reconciliation from basic to diluted earnings per share from continuing operations of Schlumberger for each of the last three years:

(Stated in million except per share amounts)
	Schlumberger Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from from Continuing Operations
2012:
Basic	$5,439	1,330	$4.09

Assumed exercise of stock options	–	5
Unvested restricted stock	–	4

Diluted	$5,439	1,339	$4.06

2011:
Basic	$4,720	1,349	$3.50

Assumed exercise of stock options	–	10
Unvested restricted stock	–	2

Diluted	$4,720	1,361	$3.47

2010:
Basic	$4,255	1,250	$3.40

Assumed conversion of debentures	3	2
Assumed exercise of stock options	–	9
Unvested restricted stock	–	2

Diluted	$4,258	1,263	$3.37

Employee stock options to purchase approximately 21.0 million, 14.0 million and 12.5 million shares of common stock at December 31, 2012, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive.

3.     Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during 2012, 2011 and 2010:

2012

—	Schlumberger recorded the following merger and integration-related charges in connection with its 2010 acquisitions of Smith International, Inc. (“Smith”) and Geoservices (see Note 4 – Acquisitions).

(Stated in millions)
	Pretax	Tax	Net
First quarter	$14	$1	$13
Second quarter	22	1	21
Third quarter	32	4	28
Fourth quarter	60	10	50

	$128	$16	$112

—	During the fourth quarter, Schlumberger recorded a pretax charge of $33 million ($27 million after-tax) relating to severance in connection with an initiative to rationalize global overhead costs.

The following is a summary of these charges:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$128	$16	$112	Merger & integration
Workforce reduction	33	6	27	Restructuring & other

	$161	$22	$139

2011

—	Schlumberger recorded the following merger and integration-related charges in connection with its acquisitions of Smith and Geoservices.

(Stated in millions)
	Pretax	Tax	Net
First quarter	$33	$5	$28
Second quarter	32	8	24
Third quarter	26	3	23
Fourth quarter	22	2	20

	$113	$18	$95

—

During the fourth quarter, Schlumberger was able to physically assess the status of its assets in Libya. This assessment resulted in Schlumberger recording a pretax and after-tax charge of $60 million relating to certain assets that were no longer recoverable as a result of the political unrest in Libya.

—

During the second quarter, Schlumberger made a $50 million grant to the Schlumberger Foundation to support the Foundation’s Faculty for the Future program, which supports talented women scientists from the developing world by helping them pursue advanced graduate studies in scientific disciplines at leading universities worldwide. As a result, Schlumberger recorded a $50 million charge ($40 million after-tax).

The following is a summary of these charges:

(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$113	$18	$95	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative
Write-off of assets in Libya	60	–	60	Cost of revenue

	$223	$28	$195

2010

Fourth quarter of 2010:

—

In connection with the acquisition of Smith, Schlumberger recorded the following pretax charges: $115 million ($73 million after-tax) relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, $17 million ($16 million after-tax) of professional and other fees and $15 million ($11 million after-tax) relating to employee benefits.

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

—

Following the successful introduction of UniQ, a new generation single-sensor land acquisition system, Schlumberger recorded a $78 million pretax charge ($71 million after-tax) related to the impairment of WesternGeco’s first generation Q-Land system assets.

—

A pretax and after-tax charge of $63 million primarily relating to the early termination of a vessel lease associated with WesternGeco’s electromagnetic service offering as well as related assets, including a $30 million impairment related to an equity-method investment.

—

In connection with the acquisition of Smith, Schlumberger recorded the following pretax charges: $56 million ($55 million after-tax) of merger-related transaction costs including advisory and legal fees, $38 million ($32 million after-tax) relating to employee benefits for change in control payments and retention bonuses and $38 million ($24 million after-tax) relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value.

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

First quarter of 2010:

—	Schlumberger incurred $35 million of pretax and after-tax merger-related costs in connection with the Smith and Geoservices acquisitions. These costs primarily consisted of advisory and legal fees.

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

The following is a summary of 2010 charges and credits:

		(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Restructuring and Merger-related Charges:
Severance and other	$90	$13	$77	Restructuring & other
Impairment relating to WesternGeco’s first generation Q-Land acquisition system	78	7	71	Restructuring & other
Other WesternGeco-related charges	63	–	63	Restructuring & other
Professional fees and other	107	1	106	Merger & integration
Merger-related employee benefits	54	10	44	Merger & integration
Inventory fair value adjustments	153	56	97	Cost of revenue
Mexico restructuring	40	4	36	Restructuring & other
Repurchase of bonds	60	23	37	Restructuring & other

Total restructuring and merger-related charges	645	114	531

Gain on investment in M-I SWACO	(1,270)	(32)	(1,238)	Gain on Investment in M-I SWACO
Impact of elimination of tax deduction related to Medicare Part D subsidy	–	(40)	40	Taxes on income

	$(625)	$42	$(667)

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

Certain amounts reflect rounding adjustments

Prior to the completion of the acquisition, Smith and Schlumberger operated M-I SWACO, a drilling fluids joint venture that was 40% owned by Schlumberger and 60% owned by Smith. Effective at the closing of the transaction, M-I SWACO became 100% owned by Schlumberger. As a result of obtaining control of this joint venture, Schlumberger was required under generally accepted accounting principles to remeasure its previously held equity interest in the joint venture at its acquisition-date fair value and recognize the resulting pretax gain of $1.3 billion ($1.2 billion after-tax) in earnings. This gain is classified as Gain on Investment in M-I SWACO in the Consolidated Statement of Income.

Prior to acquiring Smith, Schlumberger recorded income relating to this joint venture using the equity method of accounting. Schlumberger’s equity income from this joint venture was $78 million in 2010 (representing the period from January 1, 2010 to August 27, 2010). Schlumberger received cash distributions from the joint venture of $50 million in 2010.

Acquisition of Geoservices

On April 23, 2010, Schlumberger completed the acquisition of Geoservices, a privately owned oilfield services company specializing in mud logging, slickline and production surveillance operations, for $915 million in cash.

Other

Schlumberger has made other acquisitions and investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $845 million during 2012, $610 million during 2011, and $212 million during 2010.

On November 15, 2012, Cameron International Corporation (“Cameron”) and Schlumberger announced that they had entered into an agreement with respect to the creation of OneSubsea, a joint venture to manufacture and develop products, systems and services for the subsea oil and gas market. Schlumberger will own 40% of OneSubsea. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close by the second quarter of 2013. Under the terms of the formation agreement, Cameron and Schlumberger will each contribute all of their respective subsea businesses to the joint venture and Schlumberger will make a $600 million cash payment to Cameron. In accordance with generally accepted accounting principles, upon the closing of this transaction, Schlumberger will recognize a gain as a result of the deconsolidation of its subsea business. This pretax gain will be equal to the difference between the fair value of the Schlumberger subsea businesses and their carrying value at the time of closing and is currently estimated to be in excess of $1.2 billion.

5.    Inventory

A summary of inventory follows:

(Stated in millions)
As at December 31,	2012	2011
Raw materials & field materials	$2,519	$2,066
Work in process	349	364
Finished goods	1,917	2,270

	$4,785	$4,700

6.    Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
As at December 31,	2012	2011
Land	$366	$362
Buildings & improvements	3,209	2,912
Machinery & equipment	27,690	24,404
Seismic vessels	1,903	1,873

	33,168	29,551
Less accumulated depreciation	18,388	16,558

	$14,780	$12,993

The estimated useful lives of Buildings & improvements are primarily 30 to 40 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years.

Depreciation expense relating to fixed assets was $2.9 billion, $2.7 billion and $2.4 billion in 2012, 2011 and 2010, respectively.

7.    Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)
	2012	2011
Balance at beginning of year	$425	$394
Capitalized in year	351	289
Charged to expense	(258)	(258)

	$518	$425

8.    Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows:

(Stated in millions)
	Reservoir Characterization	Drilling	Production	Distribution	Total
Balance at January 1, 2011	$3,381	$8,150	$2,351	$70	$13,952
Adjustments relating to Smith acquisition	–	175	13	6	194
Other acquisitions	42	45	–	–	87
Divestiture of business	(51)	–	–	–	(51)
Impact of changes in exchange rates	(12)	(8)	(8)	–	(28)

Balance, December 31, 2011	3,360	8,362	2,356	76	14,154
Acquisitions	391	93	–	–	484
Reallocation	–	(125)	125	–	–
Divestiture of business	–	–	–	(76)	(76)
Impact of changes in exchange rates	9	7	7	–	23

Balance, December 31, 2012	$3,760	$8,337	$2,488	$–	$14,585

9.    Intangible Assets

Intangible assets principally comprise technology/technical know-how, tradenames and customer relationships. At December 31, intangible assets were as follows:

(Stated in millions)
	2012			2011
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,967	$474	$1,493	$1,875	$341	$1,534
Tradenames	1,647	188	1,459	1,677	131	1,546
Customer Relationships	2,115	312	1,803	1,954	209	1,745
Other	369	322	47	356	299	57

	$6,098	$1,296	$4,802	$5,862	$980	$4,882

Amortization expense was $331 million in 2012, $324 million in 2011 and $190 million in 2010.

The weighted average amortization period for all intangible assets is approximately 20 years.

Amortization expense for the subsequent five years is estimated to be as follows: 2013 – $325 million, 2014 – $320 million, 2015 – $311 million, 2016 – $295 million and 2017 – $284 million.

10.    Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)
As at December 31,	2012	2011
3.30% Senior Notes due 2021	$1,595	$1,595
4.50% Guaranteed Notes due 2014 (1)	1,324	1,297
2.75% Guaranteed Notes due 2015 (1)	1,318	1,290
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,099	1,099
1.25% Senior Notes due 2017	999	–
2.40% Senior Notes due 2022	998	–
5.25% Guaranteed Notes due 2013 (2)	–	649
2.65% Senior Notes due 2016 (3)	500	498
3.00% Guaranteed Notes due 2013	–	450
Floating Rate Senior Notes due 2014 (4)	300	300
Other variable rate debt	277	271

	9,509	8,548
Fair value adjustment – hedging (5)	–	8

	$9,509	$8,556

(1)

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

(2)

Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar-denominated debt on which Schlumberger pays interest in US dollars at a rate of 4.74%.

(3)

Schlumberger entered into agreements to swap these dollar notes for euros on the date of issue until maturity, effectively making this a euro-denominated debt on which Schlumberger pays interest in euros at a rate of 2.39%.

(4)	These notes bear interest at a rate equal to three-month LIBOR plus 55 basis points per year.

(5)	Represents changes in the fair value of the portion of Schlumberger’s fixed rate debt that is hedged through the use of interest rate swaps.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including the securities by Schlumberger Investment SA, a 100% – owned finance subsidiary of Schlumberger.

At December 31, 2012, Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $3.8 billion was available and unused. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe, of which $0.5 billion mature in December 2013 and $3.0 billion mature in July 2016. Interest rates and other terms of borrowing under these lines of credit vary from country to country. There were no borrowings under the commercial paper programs at December 31, 2012. At December 31, 2011, Schlumberger had $0.9 billion of outstanding commercial paper borrowings, which were classified within Long-term debt – current portion in the Consolidated Balance Sheet.

Commercial paper borrowings outstanding at December 31, 2011 included certain notes issued in currencies other than the US dollar which were swapped for US dollars and pounds sterling on the date of issue until maturity. Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.

The weighted average interest rate on variable rate debt as of December 31, 2012 was 3.6%.

Long-term Debt as of December 31, 2012, is due as follows: $1.657 billion in 2014, $1.318 billion in 2015, $1.843 billion in 2016, $0.999 billion in 2017, $2.694 billion in 2021 and $0.998 billion in 2022.

The fair value of Schlumberger’s Long-term Debt at December 31, 2012 and December 31, 2011 was $9.9 billion and $8.9 billion, respectively, and was estimated based on quoted market prices.

11.    Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 75% of Schlumberger’s revenue in 2012 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar – reported expenses will increase (decrease).

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

At December 31, 2012, Schlumberger recognized a cumulative net $30 million gain in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

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

At December 31, 2012, contracts were outstanding for the US dollar equivalent of $7.5 billion in various foreign currencies, of which $3.9 billion relate to hedges of debt denominated in currencies other than the functional currency.

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

The notional amount of outstanding commodity forward contracts was $43 million at December 31, 2012.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and, from time to time, interest rate swaps to mitigate the exposure to changes in interest rates.

During 2009, Schlumberger entered into an interest rate swap for a notional amount of $450 million in order to hedge changes in the fair value of Schlumberger’s $450 million 3.00% Notes due 2013. Under the terms of this swap, Schlumberger receives interest at a fixed rate of 3.0% annually and will pay interest quarterly at a floating rate of three-month LIBOR plus a spread of 0.765%. This interest rate swap is designated as a fair value hedge of the underlying debt. This derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on changes in the fair value of the hedged debt. This results in no net gain or loss being recognized in the Consolidated Statement of Income.

At December 31, 2012, Schlumberger had fixed rate debt aggregating approximately $9.6 billion and variable rate debt aggregating approximately $2.0 billion, after taking into account the effect of the interest rate swap.

The fair values of outstanding derivative instruments are summarized as follows:

(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
Derivative assets	Dec. 31, 2012	Dec. 31, 2011
Derivative designated as hedges:
Foreign exchange contracts	$26	$2	Other current assets
Foreign exchange contracts	22	4	Other Assets
Interest rate swaps	–	9	Other Assets
Interest rate swaps	2	–	Other current assets

	50	15

Derivative not designated as hedges:
Foreign exchange contracts	10	8	Other current assets
Foreign exchange contracts	6	9	Other Assets

	16	17

	$66	$32

Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$80	$47	Accounts payable and accrued liabilities
Foreign exchange contracts	19	130	Other Liabilities

	99	177

Derivative not designated as hedges:
Commodity contracts	–	3	Accounts payable and accrued liabilities
Foreign exchange contracts	3	9	Accounts payable and accrued liabilities

	3	12

	$102	$189

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

(Stated in millions)
	Gain (Loss) Recognized in Income
	2012	2011	2010	Consolidated Statement of Income Classifiaction
Derivatives designated as fair value hedges:
Foreign exchange contracts	$–	$–	$(8)	Cost of revenue
Interest rate swaps	1	9	22	Interest expense

	$1	$9	$14

Derivatives not designated as hedges:
Foreign exchange contracts	$5	$(17)	$(13)	Cost of revenue
Commodity contracts	1	(5)	1	Cost of revenue

	$6	$(22)	$(12)

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other comprehensive loss (AOCL) was as follows:

(Stated in millions)
	Gain (Loss) Reclassified from AOCL into Income
	2012	2011	2010	Consolidated Statement of Income Classification
Foreign exchange contracts	$49	$(25)	$(260)	Cost of revenue
Foreign exchange contracts	(13)	17	(14)	Research & engineering

	$36	$(8)	$(274)

	(Stated in millions)
	Gain (Loss) Recognized in AOCL
	2012	2011	2010
Foreign exchange contracts	$92	$(79)	$(269)

12.    Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,328,255,773 and 1,333,775,406 shares were outstanding on December 31, 2012 and 2011, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
	2012	2011	2010
Currency translation adjustments	$(918)	$(993)	$(912)
Fair value of derivatives	30	(26)	45
Pension and other postretirement benefit plans	(3,141)	(2,538)	(1,901)
Unrealized gains on marketable securities	141	–	–

	$(3,888)	$(3,557)	$(2,768)

Other comprehensive loss was $331 million, $789 million and $94 million in 2012, 2011 and 2010, respectively.

13.    Stock-based Compensation Plans

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2012	2011	2010
Dividend yield	1.5%	1.2%	1.3%
Expected volatility	39%	37%	35%
Risk free interest rate	1.5%	2.8%	2.9%
Expected option life in years	6.9	6.9	6.9
Weighted-average fair value per share	$25.26	$31.38	$24.13

The following table summarizes information concerning options outstanding and options exercisable by five ranges of exercise prices as of December 31, 2012:

(Shares stated in thousands)
	Options Outstanding			Options Exercisable
Exercise prices range	Options Outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Options Exercisable	Weighted- average exercise price
$20.65 - $32.46	631	1.31	$28.19	631	$28.19
$32.62 - $37.85	4,988	5.68	$37.45	2,670	$37.11
$39.08 - $55.69	4,779	4.09	$52.55	4,003	$53.24
$56.61 - $74.57	18,519	7.49	$68.22	5,645	$63.42
$83.89 - $110.78	13,142	7.02	$86.10	5,913	$87.58

	42,059	6.65	$67.77	18,862	$63.93

The weighted average remaining contractual life of stock options exercisable as of December 31, 2012 was 5.1 years.

The following table summarizes stock option activity during the years ended December 31, 2012, 2011 and 2010:

(Shares stated in thousands)
	2012		2011		2010
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	40,027	$63.84	37,499	$55.33	35,500	$50.30
Granted	8,664	$72.04	9,528	$84.29	8,283	$66.67
Assumed in Smith transaction	–	$–	–	$–	581	$28.77
Exercised	(4,171)	$39.07	(5,470)	$42.36	(5,962)	$37.60
Forfeited	(2,461)	$67.50	(1,530)	$58.82	(903)	$61.28

Outstanding at year-end	42,059	$67.77	40,027	$63.84	37,499	$55.33

The aggregate intrinsic value of stock options outstanding as of December 31, 2012 was approximately $308 million.

The aggregate intrinsic value of stock options exercisable as of December 31, 2012 was approximately $209 million.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $142 million, $246 million and $188 million, respectively.

Restricted Stock

Restricted stock awards generally vest at the end of three years. As of December 31, 2012, there have not been any grants to date that are subject to performance-based vesting.

The following table summarizes information about restricted stock transactions:

(Shares stated in thousands)
	2012		2011		2010
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,433	$72.25	2,223	$64.27	1,343	$62.75
Granted	1,668	71.09	1,136	84.61	1,261	65.79
Vested	(351)	52.26	(767)	67.36	(286)	63.92
Forfeited	(184)	73.38	(159)	72.51	(95)	64.16

Unvested at end of year	3,566	$73.62	2,433	$72.25	2,223	$64.27

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2012	2011	2010
Dividend yield	1.6%	1.2%	1.6%
Expected volatility	41%	28%	36%
Risk free interest rate	0.2%	0.2%	0.3%
Weighted average fair value per share	$12.71	$12.83	$10.30

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)
	2012	2011	2010
Stock options	$203	$176	$121
Restricted stock	82	60	44
DSPP	50	36	33

	$335	$272	$198

At December 31, 2012, there was $565 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements of which $234 million is expected to be recognized in 2013, $180 million in 2014, $108 million in 2015, $42 million in 2016 and $1 million in 2017.

14.    Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 40%.

Income from continuing operations before taxes which were subject to United States and non-United States income taxes for each of the three years ended December 31, was as follows:

(Stated in millions)
	2012	2011	2010
United States	$1,980	$2,246	$617
Outside United States	5,211	3,993	4,515

	$7,191	$6,239	$5,132

Schlumberger recorded $161 million of pretax charges in 2012 ($52 million in the US and $109 million outside the US). Schlumberger recorded $223 million of net pretax charges in 2011 ($104 million in the US and $119 million outside the US) and $625 million of pretax credits in 2010 ($222 million of net charges in the US and $847 million of net credits outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	2012	2011
Postretirement benefits	$543	$440
Intangible assets	(1,490)	(1,498)
Investments in non-US subsidiaries	(317)	(349)
Other, net	114	132

	$(1,150)	$(1,275)

The above deferred tax balances at December 31, 2012 and 2011 were net of valuation allowances relating to net operating losses in certain countries of $256 million and $239 million, respectively.

The components of Taxes on income were as follows:

(Stated in millions)
	2012	2011	2010
Current:
United States – Federal	$698	$809	$89
United States – State	53	42	14
Outside United States	1,048	684	906

	$1,799	$1,535	$1,009

Deferred:
United States – Federal	$(105)	$(73)	$161
United States – State	(7)	(7)	2
Outside United States	22	75	(280)
Valuation allowance	14	(21)	(13)

	$(76)	$(26)	$(130)

Consolidated taxes on income	$1,723	$1,509	$879

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2012	2011	2010
US statutory federal rate	35%	35%	35%
Non-US income taxed at different rates	(10)	(10)	(14)
Charges and credit (See Note 3)	–	–	(3)
Other	(1)	(1)	(1)

Effective income tax rate	24%	24%	17%

Schlumberger conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audit by the tax authorities. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2012, 2011 and 2010 is as follows:

	(Stated in millions)
	2012	2011	2010
Balance at beginning of year	$1,353	$1,338	$1,026
Additions based on tax positions related to the current year	156	153	190
Additions for tax positions of prior years	98	49	8
Additions related to acquisitions	–	48	288
Impact of changes in exchange rates	12	(18)	(3)
Settlements with tax authorities	(17)	(77)	(36)
Reductions for tax positions of prior years	(103)	(102)	(99)
Reductions due to the lapse of the applicable statute of limitations	(46)	(38)	(36)

Balance at end of year	$1,453	$1,353	$1,338

The amounts above exclude accrued interest and penalties of $250 million, $225 million and $210 million at December 31, 2012, 2011 and 2010 respectively.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2012, 2011 and 2010, Schlumberger recognized approximately $25 million, $15 million and $42 million in interest and penalties, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2006 – 2012
Canada	2005 – 2012
Mexico	2007 – 2012
Norway	2003 – 2012
Russia	2009 – 2012
Saudi Arabia	2001 – 2012
United Kingdom	2009 – 2012
United States	2008 – 2012

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

15.    Leases and Lease Commitments

Total rental expense was $1.9 billion in 2012, $1.6 billion in 2011, and $1.2 billion in 2010. Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)
2013	$371
2014	250
2015	192
2016	154
2017	129
Thereafter	519

$1,615

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

17.    Segment Information

Schlumberger’s segments are as follows:

—

Reservoir Characterization Group – Consists of the principal technologies involved in finding and defining hydrocarbon deposits. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Services and PetroTechnical Services.

—

Drilling Group – Consists of the principal technologies involved in the drilling and positioning of oil and gas wells and is comprised of Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, Pathfinder, Drilling Tools & Remedial Services, Dynamic Pressure Management and Integrated Project Management well construction projects.

—

Production Group – Consists of the principal technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Well Intervention, Subsea, Water Services, Carbon Services and the Schlumberger Production Management field production projects.

The Groups are collectively referred to as “Oilfield Services”.

Financial information for the years ended December 31, 2012, 2011 and 2010, by segment, is as follows:

				(Stated in millions)
	2012
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$11,424	$3,212	$8,699	$1,311	$1,236
Drilling (1)	15,971	2,824	11,027	1,086	1,668
Production (1)	14,875	2,371	9,643	724	1,439
Eliminations & other (2)	(121)	(60)	2,065	181	352

	42,149	8,347	31,434	3,302	4,695

Goodwill and intangible assets (3)			19,387
All other assets			2,705
Corporate (4)		(694)	8,021	198
Interest income (5)		30
Interest expense (6)		(331)
Charges & credits (7)		(161)

	$42,149	$7,191	$61,547	$3,500	$4,695

				(Stated in millions)
	2011
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$9,929	$2,449	$7,621	$1,285	$1,057
Drilling (1)	13,860	2,254	9,093	982	1,420
Production (1)	13,136	2,637	8,007	643	1,383
Eliminations & other (2)	34	(35)	1,958	162	148

	36,959	7,305	26,679	3,072	4,008

Goodwill and intangible assets (3)			18,932
Discontinued operations assets			1,055
All other assets			2,202
Corporates (4)		(590)	6,333	202
Interest income (5)		37
Interest expense (6)		(290)
Charges & credits (7)		(223)

	$36,959	$6,239	$55,201	$3,274	$4,008

				(Stated in millions)
	2010
	Revenue	Income before taxes	Assets	Depn. & Amortn.	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$9,321	$2,321	$7,338	$1,246	$885
Drilling (1)	7,917	1,313	8,355	721	942
Production (1)	9,366	1,389	6,254	571	850
Eliminations & other (2)	68	48	1,801	142	234

	26,672	5,071	23,748	2,680	2,911

Goodwill and intangible assets (3)			19,014
Discontinued operations assets			862
All other assets			1,599
Corporate (4)		(405)	6,544	77	1
Interest income (5)		43
Interest expense (6)		(202)
Charges & credits (7)		625

	$26,672	$5,132	$51,767	$2,757	$2,912

(1)	Effective January 1, 2012, a component of the Drilling Group was reallocated to the Production Group. Historical information has been reclassified to conform to this presentation.

(2)	Includes certain headquarter administrative costs which are not allocated to the segments, and certain other operations and other cost and income items maintained at the Oilfield Services level.

(3)	Excludes goodwill and intangible assets relating to discontinued operations.

(4)	Comprised principally of corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with intangible assets recorded as a result of the acquisition of Smith and certain other nonoperating items. Corporate assets consist of cash, short-term investments, fixed income investments, held to maturity and investments in affiliates.

(5)	Interest income excludes amounts which are included in the segments’ income (2012 – $- million: 2011 – $3 million; 2010 – $7 million).

(6)	Interest expense excludes amounts which are included in the segments’ income (2012 – $8 million; 2011 – $8 million; 2010 – $5 million).

(7)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets and multiclient seismic data.

Depreciation & Amortization includes multiclient seismic data costs.

Revenue for the years ended December 31, 2012, 2011 and 2010, by geographic area is as follows:

		(Stated in millions)
	2012	2011	2010
North America	$13,485	$12,323	$6,730
Latin America	7,554	6,467	4,985
Europe/CIS/Africa	11,443	9,676	7,850
Middle East & Asia	9,194	8,102	6,652
Eliminations & other	473	391	455

	$42,149	$36,959	$26,672

Revenue is based on the location where services are provided.

During each of the three years ended December 31, 2012, 2011 and 2010, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2012, 2011 and 2010 was $11.8 billion, $10.7 billion and $5.8 billion, respectively.

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)
	2012	2011	2010
North America	$4,868	$4,230	$3,624
Latin America	1,788	1,472	1,274
Europe/CIS/Africa	3,414	3,341	3,339
Middle East & Asia	2,908	2,233	2,004
Unallocated (1)	1,802	1,717	1,830

	$14,780	$12,993	$12,071

(1)	Represents seismic vessels, including the related on-board equipment, which frequently transition between geographic areas.

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

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2012	2011	2010	2012	2011	2010
Discount rate	5.00%	5.50%	6.00%	4.95%	5.47%	5.89%
Compensation increases	4.00%	4.00%	4.00%	4.91%	4.91%	4.93%
Return on plan assets	7.50%	7.50%	8.50%	7.50%	7.50%	8.00%

Net pension cost for 2012, 2011 and 2010 included the following components:

(Stated in millions)
	US			International
	2012	2011	2010	2012	2011	2010
Service cost – benefits earned during the period	$68	$59	$56	$86	$64	$51
Interest cost on projected benefit obligation	152	150	142	241	226	208
Expected return on plan assets	(185)	(170)	(191)	(328)	(279)	(228)
Amortization of net loss	93	90	60	76	31	19
Amortization of prior service cost	16	12	4	120	120	113

	$144	$141	$71	$195	$162	$163

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2012	2011	2012	2011
Discount rate	4.25%	5.00%	4.38%	4.95%
Compensation increases	4.00%	4.00%	4.83%	4.91%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

			(Stated in millions)
	US		International
	2012	2011	2012	2011
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$3,073	$2,769	$4,666	$4,088
Service cost	68	59	86	64
Interest cost	152	150	241	226
Contributions by plan participants	–	–	97	102
Actuarial losses	399	225	786	321
Currency effect	–	–	62	(8)
Benefits paid	(134)	(130)	(140)	(127)

Projected benefit obligation at end of year	$3,558	$3,073	$5,798	$4,666

Change in Plan Assets
Plan assets at fair value at beginning of year	$2,655	$2,635	$4,097	$3,764
Actual return on plan assets	336	78	490	–
Currency effect	–	–	62	(6)
Company contributions	53	72	514	364
Contributions by plan participants	–	–	97	102
Benefits paid	(134)	(130)	(140)	(127)

Plan assets at fair value at end of year	$2,910	$2,655	$5,120	$4,097

Unfunded Liability	$(648)	$(418)	$(678)	$(569)

Amounts Recognized in Balance Sheet
Postretirement Benefits	$(648)	$(418)	$(687)	$(569)
Other Assets	–	–	9	–

	$(648)	$(418)	$(678)	$(569)

Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$1,197	$1,048	$1,234	$1,002
Prior service cost	90	101	598	729

	$1,287	$1,149	$1,832	$1,731

Accumulated benefit obligation	$3,262	$2,861	$5,401	$4,336

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

The weighted-average allocation of plan assets and the target allocation by asset category are as follows:

	US			International
	Target	2012	2011	Target	2012	2011
Equity securities	45 – 55%	47%	47%	50 – 70%	56%	51%
Debt securities	33 – 45	42	39	25 – 40	35	38
Cash and cash equivalents	0 – 3	2	6	0 – 3	3	4
Alternative investments	0 – 10	9	8	0 – 20	6	7

	100%	100%	100%	100%	100%	100%

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

The fair value of Schlumberger’s pension plan assets at December 31, 2012 and 2011, by asset category, are presented below and were determined based on valuation techniques categorized as follows:

—	Level One: The use of quoted prices in active markets for identical instruments.

—

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

—	Level Three: The use of significantly unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)
	US Plan Assets
	2012				2011
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Category:
Cash and Cash Equivalents	$56	$5	$51	$–	$147	$39	$108	$–
Equity Securities:
US (a)	868	502	366		806	471	335
International (b)	513	406	107		453	369	84
Debt Securities:
Corporate bonds (c)	495		495		340		340
Government and government-related debt securities (d)	638	157	481		545	146	399
Government agency collateralized mortgage obligations and mortgage backed securities (e)	88		88		96		96
Other collateralized mortgage obligations and mortgage-backed securities (f)	11		11		58		58
Alternative Investments:
Private equity (g)	185			185	160			160
Real estate (h)	56			56	50			50

Total	$2,910	$1,070	$1,599	$241	$2,655	$1,025	$1,420	$210

(Stated in millions)
	International Plan Assets
	2012				2011
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Catergory:
Cash and Cash Equivalents	$168	$157	$11	$–	$152	$152	$–	$–
Equity Securities:
US (a)	1,583	1,152	431		1,170	1,018	152
International (b)	1,258	765	493		937	651	286
Debt Securities:
Corporate bonds (c)	540		540		399		399
Government and government-related debt securities (d)	976		976		808		808
Government agency collateralized mortgage obligations and mortgage backed securities (e)	196		196		268		268
Other collateralized mortgage obligations and mortgage-backed securities (f)	93		93		93		93
Alternative Investments:
Private equity (g)	128			128	150			150
Real estate (h)	55			55	62			62
Other	123			123	58			58

Total	$5,120	$2,074	$2,740	$306	$4,097	$1,821	$2,006	$270

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)	International equities are invested in companies that are traded on exchanges outside the US and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.

(c)	Corporate bonds consist primarily of investment grade bonds from diversified industries.

(d)	Government and government-related debt securities are comprised primarily of inflation protected US treasuries and, to a lesser extent, other government-related securities.

(e)	Government agency collateralized mortgage obligations and mortgage backed-securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by governmental and quasi-governmental entities.

(f)	Other collateralized mortgage obligations and mortgage-backed securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by private entities.

(g)	Private equity includes investments in several fund of funds limited partnerships.

(h)	Real estate primarily includes investments in real estate limited partnerships, concentrated in commercial real estate.

The funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $650 million to its postretirement benefit plans in 2013, subject to market and business conditions.

Postretirement Benefits Other than Pensions

Schlumberger provides certain health care benefits to former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation at December 31,		Net Periodic Benefit Cost for the year
	2012	2011	2012	2011	2010
Discount rate	4.25%	5.00%	5.00%	5.50%	6.00%
Return on plan assets	–	–	7.00%	7.00%	8.00%
Current medical cost trend rate	7.50%	8.00%	8.00%	8.00%	8.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2018	2018	2017	2016

The net periodic benefit cost for the US postretirement medical plan included the following components:

(Stated in millions)
	2012	2011	2010
Service cost – benefits earned during the period	$29	$24	$23
Interest cost on projected benefit obligation	58	57	58
Expected return on plan assets	(30)	(20)	(6)
Amortization of net loss	16	13	11
Amortization of prior service credit	(8)	(12)	(21)

	$65	$62	$65

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)
	2012	2011
Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of year	$1,188	$1,051
Service cost	29	24
Interest cost	58	57
Contributions by plan participants	6	6
Actuarial losses	171	90
Benefits paid	(42)	(40)

Benefit obligation at end of year	$1,410	$1,188

Change in Plan Assets
Plan assets at fair value at beginning of year	$443	$290
Company contributions	106	165
Contributions by plan participants	6	6
Benefits paid	(42)	(40)
Actual return on plan assets	63	22

Plan assets at fair value at end of year	$576	$443

Unfunded Liability	$(834)	$(745)

Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$411	$286
Prior service cost	(16)	(24)

	$395	$262

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 63% in US equity securities and 37% in government and government-related debt securities. The fair value of these assets were determined based on quoted prices in active markets for identical instruments.

Assumed health care cost trend rates have a significant effect on the amounts reported for the US postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

(Stated in millions)
	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$18	$(14)
Effect on accumulated postretirement benefit obligation	$287	$(203)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan (which is disclosed net of the annual Medicare Part D subsidy, which ranges from $4 million to $11 million per year) were as follows:

(Stated in millions)
	Pension Benefits		Postretirement Medical Plan
	US	International
2013	$141	$179	$48
2014	145	193	51
2015	151	208	54
2016	158	223	58
2017	166	242	62
2018-2022	971	1,397	380

Included in Accumulated other comprehensive loss at December 31, 2012 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated amounts that will be amortized from the estimated portion of each component of Accumulated other comprehensive loss which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2013 are as follows:

(Stated in millions)
	Pension Plans	Postretirement Medical Plan
Net actuarial losses	$249	$27
Prior service cost (credit)	$133	$(4)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $620 million, $582 million and $403 million in 2012, 2011 and 2010, respectively.

19.     Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)
	2012	2011	2010
Interest	$313	$294	$234
Income taxes	$1,736	$1,836	$571

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)
	2012	2011
Payroll, vacation and employee benefits	$1,825	$1,597
Trade	3,550	3,389
Other	3,078	2,593

	$8,453	$7,579

Interest and other income includes the following:

(Stated in millions)
	2012	2011	2010
Interest income	$30	$40	$50
Equity in net earnings of affiliated companies:
M-I SWACO	–	–	78
Others	142	90	87

	$172	$130	$215

Allowance for doubtful accounts is as follows:

	(Stated in millions)
	2012	2011	2010
Balance at beginning of year	$177	$185	$160
Provision	37	37	38
Amounts written off	(10)	(45)	(13)
Divestiture of business	(2)	–	–

Balance at end of year	$202	$177	$185

Discontinued Operations

During the second quarter of 2012, Schlumberger sold its Wilson distribution business to National Oilwell Varco Inc. (“NOV”) for $906 million in cash. A pretax gain of $137 million ($16 million after-tax) was recognized in connection with this transaction.

During the third quarter of 2012, Schlumberger completed the sale of its 56% interest in CE Franklin Ltd. to NOV for $122 million in cash. A pretax gain of $30 million ($12 million after-tax) was recognized in connection with this transaction.

As Wilson and CE Franklin comprised Schlumberger’s previously reported Distribution segment, the results of this entire segment have been classified as discontinued operations in the Consolidated Statement of Income.

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

The following table summarizes the results of these discontinued operations:

(Stated in millions)
	2012	2011	2010
Revenue	$982	$2,581	$1,908

Income before taxes	$43	$99	$24
Tax expense	(15)	(36)	(11)
Net income attributable to noncontrolling interests	(5)	(6)	(1)
Gain on divestitures, net of tax	28	220	–

Income from discontinued operations	$51	$277	$12

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2012, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

January 31, 2013

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2012 and 2011.

(Stated in millions except per share amounts)
		Gross	Net Income attributable to	Earnings per share of Schlumberger [2]
	Revenue [2]	Margin [1], [2]	Schlumberger [2]	Basic	Diluted
Quarters-2012
First (3)	$9,918	$2,107	$1,301	$0.98	$0.97
Second (4)	10,448	2,286	1,403	1.05	1.05
Third (5)	10,608	2,322	1,424	1.07	1.07
Fourth (6)	11,174	2,377	1,362	1.03	1.02

	$42,149	$9,093	$5,490	$4.13	$4.10

Quarters -2011
First (7)	$8,122	$1,639	$944	$0.69	$0.69
Second (8)	8,990	1,965	1,339	0.99	0.98
Third (9)	9,546	2,102	1,301	0.97	0.96
Fourth (10)	10,301	2,304	1,414	1.06	1.05

	$36,959	$8,010	$4,997	$3.70	$3.67

1.	Gross margin equals Revenue less Cost of revenue.
2.	Amounts may not add due to rounding.
3.	Net income in the first quarter of 2012 includes after-tax charges of $13 million.
4.	Net income in the second quarter of 2012 includes after-tax charges of $21 million.
5.	Net income in the third quarter of 2012 includes after-tax charges of $28 million.
6.	Net income in the fourth quarter of 2012 includes after-tax charges of $77 million.
7.	Net income in the first quarter of 2011 includes after-tax charges of $28 million.
8.	Net income in the second quarter of 2011 includes after-tax charges of $64 million.
9.	Net income in the third quarter of 2011 includes after-tax charges of $23 million.
10.	Net income in the fourth quarter of 2011 includes after-tax charges of $80 million.

*	Mark of Schlumberger

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2013 Proxy Statement is incorporated herein by reference.

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

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2012” in Schlumberger’s 2013 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information – Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information – Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2013 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance – Board Independence” and “Corporate Governance – Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

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

Date: January 31, 2013	SCHLUMBERGER LIMITED

	By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director and Chief Executive Officer
Paal Kibsgaard	(Principal Executive Officer)

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer
Simon Ayat	(Principal Financial Officer)

/S/ HOWARD GUILD	Chief Accounting Officer
Howard Guild	(Principal Accounting Officer)

*	Director
Peter L.S. Currie

*	Chairman
Tony Isaac

*	Director
K.V. Kamath

*	Director
Nikolay Kudryavtsev

*	Director
Adrian Lajous

*	Director
Michael E. Marks

*	Director
Elizabeth Moler

*	Director
Lubna S. Olayan

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Henri Seydoux

/S/ ALEXANDER C. JUDEN	January 31, 2013
*By Alexander C. Juden Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 6, 2011 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on July 19, 2012 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 19, 2012)	3.2

Schlumberger 1994 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.1

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.2

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.3

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.4

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.5

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.6

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on April 11, 2012.) (+)	10.7

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2008) (+)	10.8

Schlumberger 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed with the SEC on April 9, 2010) (+)	10.9

Schlumberger Discounted Stock Purchase Plan, as amended and restated January 1, 2010 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed with the SEC on April 9, 2010) (+)	10.10

Form of Option Agreement, Capped Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.11

Form of Option Agreement, Capped Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.12

Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.11 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)	10.13

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.12 to Schlumberger’s Annual Report on Form 10-K for year ended December 31, 2009) (+)	10.14

Exhibit

Form of Smith International, Inc. 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) (+)	10.15

Employment Agreement dated March 9, 2010 and effective as of February 9, 2010, between Schlumberger Limited and Chakib Sbiti (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010) (+)	10.16

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 22, 2005)	10.17

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2

Mine Safety Disclosure (*)	95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Lanuage): (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. (*)	101

(*) Exhibits electronically filed with this Form 10-K. All other exhibits incorporated by reference.

(+) Management contracts or compensatory plans or arrangements.