Form 10-Q
period 2013-03-31
SCHLUMBERGER LTD /NV/
filed 2013-04-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,329,450,082

SCHLUMBERGER LIMITED

First Quarter 2013 Form 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Three Months Ended March 31,
	2013	2012
Revenue	$10,668	$9,918
Interest & other income	33	47
Expenses
Cost of revenue	8,442	7,811
Research & engineering	295	275
General & administrative	95	97
Merger & integration	—	15
Restructuring & other	92	—
Interest	98	80

Income before taxes	1,679	1,687
Taxes on income	412	400

Income from continuing operations	1,267	1,287
Income from discontinued operations	—	19

Net income	1,267	1,306
Net income attributable to noncontrolling interests	8	5

Net income attributable to Schlumberger	$1,259	$1,301

Schlumberger amounts attributable to:
Income from continuing operations	$1,259	$1,282
Income from discontinued operations	—	19

Net income	$1,259	$1,301

Basic earnings per share of Schlumberger:
Income from continuing operations	$0.95	$0.96
Income from discontinued operations	—	0.01

Net income (1)	$0.95	$0.98

Diluted earnings per share of Schlumberger:
Income from continuing operations	$0.94	$0.95
Income from discontinued operations	—	0.01

Net income (1)	$0.94	$0.97

Average shares outstanding:
Basic	1,330	1,334
Assuming dilution	1,340	1,344

(1)	Amounts may not add due to rounding.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)
	Three Months Ending March 31,
	2013	2012
Net income	$1,267	$1,306
Currency translation adjustments
Unrealized net change arising during the period	(77)	110
Marketable securities
Unrealized gain arising during the period	72	—
Derivatives
Net derivatives (loss) gain on hedge transactions	(154)	155
Reclassification to net income of net realized loss (gain) (see Note 10 )	80	(110)
Pension and other postretirement benefit plans
Actuarial loss
Actuarial loss arising during the period	—	(27)
Amortization to net income of net actuarial loss ( see Note 14 )	74	43
Prior service cost
Amortization to net income of net prior service cost (see Note 14)	31	31
Income taxes on pension and other postretirement benefit plans	(14)	(10)

Comprehensive income	1,279	1,498
Comprehensive income attributable to noncontrolling interests	8	5

Comprehensive income attributable to Schlumberger	$1,271	$1,493

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Mar. 31, 2013 (Unaudited)	Dec. 31, 2012
ASSETS
Current Assets
Cash	$2,129	$1,905
Short-term investments	3,432	4,369
Receivables less allowance for doubtful accounts (2013 - $207; 2012 - $202)	11,502	11,351
Inventories	4,973	4,785
Deferred taxes	306	343
Other current assets	1,385	1,403

	23,727	24,156
Fixed Income Investments, held to maturity	266	245
Investments in Affiliated Companies	1,620	1,502
Fixed Assets less accumulated depreciation	14,805	14,780
Multiclient Seismic Data	582	518
Goodwill	14,580	14,585
Intangible Assets	4,734	4,802
Other Assets	1,114	959

	$61,428	$61,547

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,842	$8,453
Estimated liability for taxes on income	1,548	1,426
Long-term debt—current portion	1,996	1,163
Short-term borrowings	966	958
Dividends payable	419	368

	12,771	12,368
Long-term Debt	8,138	9,509
Postretirement Benefits	2,056	2,169
Deferred Taxes	1,506	1,493
Other Liabilities	1,176	1,150

	25,647	26,689

Equity
Common stock	11,946	11,912
Treasury stock	(6,139)	(6,160)
Retained earnings	33,729	32,887
Accumulated other comprehensive loss	(3,876)	(3,888)

Schlumberger stockholders’ equity	35,660	34,751
Noncontrolling interests	121	107

	35,781	34,858

	$61,428	$61,547

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Three Months Ended Mar. 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,267	$1,306
Less: Income from discontinued operations	—	(19)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	896	851
Earnings of companies carried at equity, less dividends received	(23)	(37)
Deferred income taxes	27	(16)
Stock-based compensation expense	81	79
Pension and other postretirement benefits expense	128	97
Pension and other postretirement benefits funding	(177)	(54)
Change in assets and liabilities: (2)
Increase in receivables	(344)	(835)
Increase in inventories	(199)	(387)
Increase in other current assets	(31)	(128)
Decrease in accounts payable and accrued liabilities	(593)	(254)
Increase in liability for taxes on income	127	155
Decrease in other liabilities	(5)	(16)
Other	(35)	16

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,119	758

Cash flows from investing activities:
Capital expenditures	(894)	(960)
Multiclient seismic data capitalized	(117)	(101)
Business acquisitions, net of cash acquired	(39)	—
Sale of investments, net	910	362
Other	34	(45)

NET CASH USED IN INVESTING ACTIVITIES	(106)	(744)

Cash flows from financing activities:
Dividends paid	(365)	(334)
Proceeds from employee stock purchase plan	126	115
Proceeds from exercise of stock options	40	88
Stock repurchase program	(193)	(324)
Proceeds from issuance of long-term debt	18	46
Repayment of long-term debt	(445)	(40)
Net increase in short-term borrowings	34	93

NET CASH USED IN FINANCING ACTIVITIES	(785)	(356)

Cash flows from discontinued operations—operating activities	—	(25)
Cash flows from discontinued operations—investing activities	—	(2)

Cash flows from discontinued operations	—	(27)

Net increase (decrease) in cash before translation effect	228	(369)
Translation effect on cash	(4)	10
Cash, beginning of period	1,905	1,705

Cash, end of period	$2,129	$1,346

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2013—March 31, 2013	Issued	In Treasury
Balance, January 1, 2013	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858
Net income			1,259		8	1,267
Currency translation adjustments				(77)		(77)
Changes in unrealized gain on marketable securities				72		72
Changes in fair value of derivatives				(74)		(74)
Pension and other postretirement benefit plans				91		91
Shares sold to optionees, less shares exchanged	(11)	51				40
Vesting of restricted stock	(42)	42				—
Shares issued under employee stock purchase plan	5	121				126
Stock repurchase program		(193)				(193)
Stock-based compensation expense	81					81
Dividends declared ($0.3125 per share)			(417)			(417)
Other	1				6	7

Balance, March 31, 2013	$11,946	$(6,139)	$33,729	$(3,876)	$121	$35,781

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2012—March 31, 2012	Issued	In Treasury
Balance, January 1, 2012	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392
Net income			1,301		9	1,310
Currency translation adjustments				110		110
Changes in fair value of derivatives				45		45
Pension and other postret irement benefit plans				37		37
Shares sold to optionees, less shares exchanged	(33)	121				88
Vesting of restricted stock	(11)	11				—
Shares issued under employee stock purchase plan	11	104				115
Stock repurchase program		(324)				(324)
Stock-based compensation expense	79					79
Dividends declared ($0.275 per share)			(367)			(367)
Other					3	3

Balance, March 31, 2012	$11,685	$(5,767)	$29,794	$(3,365)	$141	$32,488

SHARES OF COMMON STOCK

(Unaudited)

			(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2013	1,434	(106)	1,328
Shares sold to optionees, less shares exchanged	—	1	1
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	2	2
Stock repurchase program	—	(3)	(3)

Balance, March 31, 2013	1,434	(105)	1,329

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The December 31, 2012 balance sheet information has been derived from the Schlumberger 2012 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on January 31, 2013.

2. Charges and Credits

Schlumberger recorded the following charges and credits during the first three months of 2013 and 2012:

2013

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency. In February 2013, Venezuela’s currency was devalued from the prior exchange rate of 4.3 Bolivar Fuertes per US dollar to 6.3 Bolivar Fuertes per US dollar. As a result of this devaluation, Schlumberger recorded a pretax and after-tax foreign currency loss of $92 million during the first quarter of 2013. This amount is classified in Restructuring & other in the Consolidated Statement of Income.

2012

Schlumberger recorded $15 million of pretax merger and integration-related charges ($13 million after-tax) in connection with the August 27, 2010 acquisition of Smith International, Inc. This amount is classified in Merger & integration in the Consolidated Statement of Income.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2013			2012
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
First Quarter
Basic	$1,259	1,330	$0.95	$1,282	1,334	$0.96

Assumed exercise of stock options	—	6		—	7
Unvested restricted stock	—	4		—	3

Diluted	$1,259	1,340	$0.94	$1,282	1,344	$0.95

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)
	2013	2012
First Quarter	13	14

4. Inventories

A summary of inventories follows:

		(Stated in millions)
	Mar. 31, 2013	Dec. 31, 2012
Raw materials & field materials	$2,648	$2,519
Work in process	383	349
Finished goods	1,942	1,917

	$4,973	$4,785

5. Fixed Assets

A summary of fixed assets follows:

		(Stated in millions)
	Mar. 31, 2013	Dec. 31, 2012
Property, plant & equipment	$33,689	$33,168
Less: Accumulated depreciation	18,884	18,388

	$14,805	$14,780

Depreciation expense relating to fixed assets was $761 million and $699 million in the first quarter of 2013 and 2012, respectively.

6. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2013 was as follows:

(Stated in millions)
Balance at December 31, 2012	$518
Capitalized in period	117
Charged to expense	(53)

Balance at March 31, 2013	$582

7. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2013 were as follows:

				(Stated in millions)
	Reservoir Characterization	Drilling	Production	Total
Balance at December 31, 2012	$3,760	$8,337	$2,488	$14,585
Impact of changes in exchange rates and other	(6)	2	(1)	(5)

Balance at March 31, 2013	$3,754	$8,339	$2,487	$14,580

8. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

						(Stated in millions)
	Mar. 31, 2013			Dec. 31, 2012
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,966	$509	$1,457	$1,967	$474	$1,493
Tradenames	1,647	205	1,442	1,647	188	1,459
Customer Relationships	2,115	338	1,777	2,115	312	1,803
Other	383	325	58	369	322	47

	$6,111	$1,377	$4,734	$6,098	$1,296	$4,802

Amortization expense was $82 million during the first quarter of 2013 and $80 million during the same period of 2012.

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at March 31, 2013, amortization charged to income for the subsequent five years is estimated to be: remainder of 2013—$246 million; 2014—$323 million; 2015—$312 million; 2016—$299 million; 2017—$288 million; and 2018—$280 million.

9. Long-term Debt

A summary of Long-term Debt follows:

		(Stated in millions)
	Mar. 31, 2013	Dec. 31, 2012
3.30% Senior Notes due 2021	$1,596	$1,595
4.50% Guaranteed Notes due 2014	—	1,324
2.75% Guaranteed Notes due 2015	1,281	1,318
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,099	1,099
1.25% Senior Notes due 2017	999	999
2.40% Senior Notes due 2022	998	998
2.65% Senior Notes due 2016	500	500
Floating Rate Senior Notes due 2014	300	300
Other variable rate debt	266	277

	$8,138	$9,509

The estimated fair value of Schlumberger’s Long-term Debt at March 31, 2013 and December 31, 2012, based on quoted market prices, was $8.5 billion and $9.9 billion, respectively.

10. Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates, commodity prices and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivative transactions for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts business in more than 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

Schlumberger is exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. In addition, Schlumberger is also exposed to risks on future cash flows relating to certain of its long-term debt which is denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated Other Comprehensive Loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of hedging instruments, if any, is recorded directly to earnings.

At March 31, 2013, Schlumberger recognized a cumulative net $44 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At March 31, 2013, contracts were outstanding for the US dollar equivalent of $7.2 billion in various foreign currencies, of which $3.9 billion relate to hedges of debt denominated in currencies other than the functional currency.

Commodity Price Risk

Schlumberger is exposed to the impact of market fluctuations in the price of certain commodities, such as fuel. Schlumberger utilizes option contracts to manage a small percentage of the price risk associated with forecasted fuel purchases. The objective of these contracts is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. These contracts do not qualify for hedge accounting treatment and therefore, changes in the fair value of the option contracts are recorded directly to earnings.

The notional amount of outstanding option commodity contracts was $7 million at March 31, 2013.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.

At March 31, 2013, Schlumberger had fixed rate debt aggregating $9.5 billion and variable rate debt aggregating $1.6 billion.

Short-term investments and Fixed income investments, held to maturity, totaled $3.7 billion at March 31, 2013, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Mar. 31, 2013	Dec. 31, 2012
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$4	$26	Other current assets
Foreign exchange contracts	3	22	Other Assets
Interest rate swaps	—	2	Other Assets

	$7	$50

Derivatives not designated as hedges:
Foreign exchange contracts	$4	$10	Other current assets
Foreign exchange contracts	6	6	Other Assets

	$10	$16

	$17	$66

Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$147	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	66	19	Other Liabilities

	$213	$99

Derivatives not designated as hedges:
Foreign exchange contracts	$5	$3	Accounts payable and accrued liabilities

	$218	$102

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	First Quarter		Consolidated Statement of Income Classification
	2013	2012
Derivatives designated as fair value hedges:
Interest rate swaps	$(1)	$1	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(22)	$(27)	Cost of revenue
Commodity contracts	—	2	Cost of revenue

	$(22)	$(25)

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other comprehensive loss (AOCL) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from AOCL into Income
	First Quarter		Consolidated Statement of Income Classification
	2013	2012
Foreign exchange contracts	$(80)	$112	Cost of revenue
Foreign exchange contracts	—	(2)	Research & engineering

	$(80)	$110

	(Stated in millions)
	Gain (Loss) Recognized in AOCL
	First Quarter
	2013	2012
Foreign exchange contracts	$(154)	$155

11. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	First Quarter
	2013	2012
United States	$421	$571
Outside United States	1,258	1,116

	$1,679	$1,687

Schlumberger recorded pretax charges of $92 million outside of the US during the first quarter of 2013 and pretax charges of $15 million during the first quarter of 2012 ($11 million in the US and $4 million outside of the US).

These charges are included in the table above and are more fully described in Note 2—Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Mar. 31, 2013	Dec. 31, 2012
Postretirement benefits, net	$518	$543
Intangible assets	(1,489)	(1,490)
Investments in non-US subsidiaries	(317)	(317)
Other, net	88	114

	$(1,200)	$(1,150)

The above deferred tax balances at March 31, 2013 and December 31, 2012 were net of valuation allowances relating to net operating losses in certain countries of $251 million and $256 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	First Quarter
	2013	2012
Current:
United States—Federal	$116	$190
United States—State	15	17
Outside United States	254	209

	$385	$416

Deferred:
United States—Federal	$18	$(32)
United States—State	—	(3)
Outside United States	9	19

	$27	$(16)

	$412	$400

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	First Quarter
	2013	2012
US federal statutory rate	35%	35%
US state income taxes	1	1
Non-US income taxed at different rates	(12)	(10)
Charges (See Note 2)	1	—
Other	—	(2)

	25%	24%

12. Contingencies

In 2009, Schlumberger learned that United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Also in 2009, prior to being acquired by Schlumberger, Smith received an administrative subpoena with respect to its historical business practices in certain countries that are subject to United States trade and economic sanctions. Governmental agencies and authorities have a broad range of civil and criminal penalties that they may seek to impose for violations of trade and economic sanction laws including, but not limited to, disgorgement, fines, penalties and modifications to business practices. In recent years, these agencies and authorities have obtained a wide range of penalties in settlements with companies arising from trade and economic sanction investigations, including in some cases fines and other penalties in the tens and hundreds of millions of dollars. Schlumberger is cooperating with the governmental authorities and cannot currently predict the outcome or estimate the possible impact of the ultimate resolution of these matters.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP, M-I SWACO provided certain services under the direction of BP. A number of legal actions, certain of which named an M-I SWACO entity as a defendant, were filed in connection with the Deepwater Horizon incident. Many of these claims were consolidated into multidistrict litigation pending in federal court (the “MDL”). During the first quarter of 2013, the federal court entered its order dismissing all claims against M-I SWACO that were consolidated as part of the MDL.

Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of these proceedings.

13. Segment Information

	(Stated in millions)
	First Quarter 2013		First Quarter 2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$2,803	$758	$2,582	$674
Drilling	4,132	741	3,785	657
Production	3,785	573	3,542	620
Eliminations & other	(52)	(46)	9	(8)

	10,668	2,026	9,918	1,943
Corporate & other	—	(168)	—	(171)
Interest income	—	6	—	10
Interest expense (1)	—	(93)	—	(80)
Charges and credits (see Note 2)	—	(92)	—	(15)

	$10,668	$1,679	$9,918	$1,687

Certain prior period amounts have been reclassified to conform to the current year presentation.

(1)	Excludes interest expense included in the segment results ($5 million in 2013; $- million in 2012).

14. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	First Quarter
	2013		2012
	US	Int’l	US	Int’l
Service cost—benefits earned during period	$21	$34	$17	$21
Interest cost on projected benefit obligation	37	64	38	58
Expected return on plan assets	(51)	(100)	(46)	(80)
Amortization of prior service cost	3	29	3	30
Amortization of net loss	30	37	23	15

	$40	$64	$35	$44

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	First Quarter
	2013	2012
Service cost—benefits earned during period	$12	$7
Interest cost on accumulated postretirement benefit obligation	15	15
Expected return on plan assets	(9)	(7)
Amortization of prior service cost	(1)	(2)
Amortization of net loss	7	5

	$24	$18

15. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
	Currency Translation Adjustments	Fair Value of Derivatives	Pension and Other Postretirement Benefit Plans	Unrealized Gains Marketable Securities	Total
Balance, January 1, 2013	$(918)	$30	$(3,141)	$141	$(3,888)
Other comprehensive income (loss) before reclassifications	(77)	(154)	—	72	(159)
Amounts reclassified from accumulated other comprehensive loss	—	80	105	—	185
Income taxes	—	—	(14)	—	(14)

Net other comprehensive income (loss)	(77)	(74)	91	72	12

Balance, March 31, 2013	$(995)	$(44)	$(3,050)	$213	$(3,876)

	(Stated in millions)
	Currency Translation Adjustments	Fair Value of Derivatives	Pension and Other Postretirement Benefit Plans	Unrealized Gains Marketable Securities	Total
Balance, January 1, 2012	$(993)	$(26)	$(2,538)	$—	$(3,557)
Other comprehensive income (loss) before reclassifications	110	155	(27)	—	238
Amounts reclassified from accumulated other comprehensive loss	—	(110)	74	—	(36)
Income taxes	—	—	(10)	—	(10)

Net other comprehensive income (loss)	110	45	37	—	192

Balance, March 31, 2012	$(883)	$19	$(2,501)	$—	$(3,365)

16. Discontinued Operations

During the second quarter of 2012, Schlumberger sold its Wilson distribution business to National Oilwell Varco Inc. (“NOV”) for $906 million in cash.

During July 2012, Schlumberger completed the sale of its 56% interest in CE Franklin Ltd. to NOV for $122 million in cash.

As Wilson and CE Franklin comprised Schlumberger’s entire Distribution segment, the results of this segment were classified as discontinued operations in the Consolidated Statement of Income.

The following table summarizes the results of these discontinued operations (in millions):

First Quarter 2012
Revenue	$693

Income before taxes	$34
Tax expense	(11)
Net income attributable to noncontrolling interests	(4)

Income from discontinued operations	$19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2013 Compared to Fourth Quarter 2012

Product Groups

				(Stated in millions)
	First Quarter 2013		Fourth Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,803	$758	$3,148	$918
Drilling	4,132	741	4,137	696
Production	3,785	573	3,927	592
Eliminations & other	(52)	(46)	(38)	(42)

	10,668	2,026	11,174	2,164

Corporate & other	—	(168)	—	(180)
Interest income	—	6	—	6
Interest expense (1)	—	(93)	—	(90)
Charges and credits	—	(92)	—	(93)

	$10,668	$1,679	$11,174	$1,807

Geographic Areas

				(Stated in millions)
	First Quarter 2013		Fourth Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,290	$627	$3,422	$656
Latin America	1,904	371	2,071	377
Europe/CIS/Africa	2,851	508	2,958	579
Middle East & Asia	2,505	609	2,577	601
Eliminations & other	118	(89)	146	(49)

	10,668	2,026	11,174	2,164

Corporate & other	—	(168)	—	(180)
Interest income	—	6	—	6
Interest expense (1)	—	(93)	—	(90)
Charges and credits	—	(92)	—	(93)

	$10,668	$1,679	$11,174	$1,807

Certain prior period amounts have been reclassified to conform to the current year presentation.

(1)	Excludes interest expense included in the Product Group and Geographical Area results.

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments, as well as the charges and credits described in detail in Note 2 to the Consolidated Financial Statements, interest on postretirement medical benefits, stock-based compensation costs and amortization expense associated with intangible assets recorded as a result of the acquisition of Smith International, Inc. (“Smith”).

OILFIELD SERVICES

First-quarter revenue of $10.7 billion decreased 5% sequentially principally due to the strong year-end product, software and multiclient sales in the fourth quarter of 2012 and the seasonal activity slowdowns during the first quarter. Sequentially, Reservoir Characterization Group revenue decreased 11% to $2.8 billion, Production Group revenue decreased 4% to $3.8 billion and Drilling Group revenue was flat at $4.1 billion. Geographically, International revenue of $7.3 billion decreased $347 million, or 5%, while North America revenue of $3.3 billion declined $133 million, or 4%. The strong year-end product, software and multiclient sales in the fourth quarter of 2012 accounted for more than half of the sequential decline in revenue while the rest of the decline reflected the seasonal activity slowdowns in the North Sea, Russia and China, weather-related work delays in the Brunei, Malaysia & Philippines and Australasia GeoMarkets and lower pricing as a result of excess capacity in US land. However, these sequential effects were partially offset by strong exploration and drilling activity in Angola, and strong winter project activity in Western Canada & Alaska.

First-quarter pretax operating income of $2.0 billion decreased 6% sequentially. International pretax operating income of $1.5 billion and North America pretax operating income of $627 million both declined 4% sequentially.

Pretax operating margin of 19.0% decreased 37 basis points (bps) sequentially. International pretax operating margin was stable at 20.5% with strong performances in Latin America and the Middle East & Asia offsetting a decline in Europe/CIS/Africa. North America pretax operating margin was essentially flat at 19.1%. By segment, the Drilling Group pretax operating margin increased to 17.9% while the Reservoir Characterization Group pretax operating margin decreased to 27.0% and the Production Group pretax operating margin was flat at 15.1%.

Reservoir Characterization Group

First-quarter revenue of $2.8 billion decreased 11% sequentially. Pretax operating income of $758 million was 18% lower compared to the prior quarter.

Sequentially, the revenue decrease was mainly due to the prior quarter’s strong year-end WesternGeco multiclient and Schlumberger Information Solutions (SIS) software sales while Wireline revenue was down due to activity slowdown in Latin America and adverse weather conditions in Asia and Russia.

Pretax operating margin of 27.0% decreased 215 bps sequentially, due to the absence of the effect of the seasonal year-end SIS software sales and WesternGeco multiclient revenue.

Drilling Group

First-quarter revenue of $4.1 billion was flat sequentially. Pretax operating income of $741 million was 7% higher than the prior quarter.

Sequentially, a seasonal decline in M-I SWACO revenue was offset by higher revenues from Drilling & Measurements services, on improving pricing from a more favorable technology mix and increased activity in Europe/CIS/Africa Area and the Middle East.

Pretax operating margin of 17.9% increased 111 bps as a result of better pricing from a higher-technology mix for Drilling & Measurements services and improved profitability in Integrated Product Management (IPM) projects in the Middle East.

Production Group

First-quarter revenue of $3.8 billion decreased 4% sequentially. Pretax operating income of $573 million was 3% lower sequentially.

The sequential revenue decline was primarily due to lower Completions and Artificial Lift product sales following their strong year-end highs. In addition, Well Services revenues were also lower due to weaker pricing as a result of excess capacity in US land despite an increase in stage count due to Western Canada winter activity gains.

Pretax operating margin of 15.1% was flat sequentially as improved profitability for Schlumberger Production Management (SPM) project-related activities in Latin America and improved Well Services results in both the US Gulf of Mexico and the International Areas were offset by pricing weakness in US land.

First Quarter 2013 Compared to First Quarter 2012

Product Groups

				(Stated in millions)
	First Quarter 2013		First Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,803	$758	$2,582	$674
Drilling	4,132	741	3,785	657
Production	3,785	573	3,542	620
Eliminations & other	(52)	(46)	9	(8)

	10,668	2,026	9,918	1,943

Corporate & other	—	(168)	—	(171)
Interest income (1)	—	6	—	10
Interest expense (1)	—	(93)	—	(80)
Charges and credits	—	(92)	—	(15)

	$10,668	$1,679	$9,918	$1,687

Geographic Areas

				(Stated in millions)
	First Quarter 2013		First Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,290	$627	$3,433	$777
Latin America	1,904	371	1,766	323
Europe/CIS/Africa	2,851	508	2,577	428
Middle East & Asia	2,505	609	2,064	476
Eliminations & other	118	(89)	78	(61)

	10,668	2,026	9,918	1,943

Corporate & other	—	(168)	—	(171)
Interest income (1)	—	6	—	10
Interest expense (1)	—	(93)	—	(80)
Charges and credits	—	(92)	—	(15)

	$10,668	$1,679	$9,918	$1,687

Certain prior period amounts have been reclassified to conform to the current year presentation.

(1)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

First-quarter revenue of $10.7 billion increased 8% year-on-year with strong growth in all Product Groups. Geographically, International revenue of $7.3 billion grew $853 million, or 13% year-on-year, while North America revenue of $3.3 billion declined $144 million, or 4%, year-on-year.

The International revenue growth, which outpaced the 7% rig count increase, was led by the Middle East & Asia with revenue of $2.5 billion growing 21%, mainly from robust results across all Technologies in Saudi Arabia, strong IPM results in Iraq, and sustained land and offshore drilling activity in the Australasia and China GeoMarkets. Europe/CIS/Africa revenue of $2.9 billion increased 11%, led by the Sub-Sahara Africa region on strong development and exploration drilling. The Russia and Central Asia region saw strong activity while the North Sea GeoMarket posted firm growth as activity migrated from exploration to development and production-related projects. Latin America revenue of $1.9 billion grew 8%, mainly in Ecuador from solid progress on the SPM Shushufindi project. Strong revenue was also reported by the Mexico & Central America and the Argentina, Bolivia & Chile GeoMarkets. North America revenue of $3.3 billion decreased 4%—mainly from land activity, which was down 11% year-on-year while offshore was up 26%. The increase in offshore revenue resulted from higher drilling activity as the number of deepwater rigs increased by more than 30% year-on-year in the US Gulf of Mexico. The decline in land revenue was mainly due to pricing weakness for both pressure pumping services and for other Technologies as overall rig count declined by 15% year-on-year.

Year-on-year, pretax operating margin of 19.0% declined 59 bps, as International pretax operating margin improved 135 bps to 20.5% while North America pretax operating margin declined 356 bps to 19.1%. Middle East & Asia showed a 125 bps year-on-year margin improvement to reach 24.3%, Europe/CIS/Africa increased by 120 bps to 17.8%, and Latin America improved by 123 bps to 19.5%. The decline in North America margin was mainly due to pricing pressure for Well Services production technologies on land, while the expansion in International margin was due to strong contributions from Testing Services and Drilling & Measurements Technologies on improved profitability from higher offshore exploration and drilling activity. Improved profitability of IPM and SPM project-related activities in the Latin America and Middle East & Asia Areas also contributed to the expanded international margin. By segment, Reservoir Characterization Group pretax operating margin increased 94 bps to 27.0% due to improved profitability in Testing Services while the pretax operating margin of the Drilling Group increased 57 bps to 17.9% from better margins from Drilling & Measurements. Production Group pretax operating margin declined 237 bps to 15.1% due mainly to lower prices for Well Services production technologies in US land, although the effect of this was partially offset by improved profitability on SPM projects in Latin America.

Reservoir Characterization Group

First-quarter revenue of $2.8 billion increased 9% year-on-year led by double-digit growth in Testing Services activity and SIS software sales, which were driven by improved offshore exploration activity and increased sales across all international Areas. WesternGeco grew on higher marine vessel utilization at better pricing and improved UniQ and conventional land seismic productivity in the Middle East and Australia.

Pretax operating margin of 27.0% increased 94 bps year-on-year due mainly to improved profitability in Testing Services which benefited from high-margin offshore exploration activity.

Drilling Group

First-quarter revenue of $4.1 billion grew 9% year-on-year led by robust growth in Drilling & Measurements technologies as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Sahara Africa, Sakhalin, Asia and Australia, and as rig count grew in key international land markets in Saudi Arabia, China and Australia. Drilling Tools & Remedial activity increased across all Areas and IPM grew strongly as projects in Iraq and Australia ramped up.

Pretax operating margin of 17.9% increased 57 bps year-on-year reflecting increased drilling activity in the US Gulf of Mexico and the international Areas, and more favorable pricing from an improved technology mix, particularly in Drilling & Measurements.

Production Group

First-quarter revenue of $3.8 billion increased 7% year-on-year led by double-digit growth in Artificial Lift, Well Intervention, Completions and Well Services production technologies in the international Areas. Framo and the Subsea Services Technologies posted growth of more than 50% while SPM revenue more than doubled as projects in Latin America came in ahead of plans. The Group revenue increase, however, was partly reduced by a decline in pressure pumping revenues in North America land.

Pretax operating margin of 15.1% declined 237 bps mainly due to pricing weakness in Well Services production technologies in US land, although the effect of this was partially offset by improved profitability in SPM projects in Latin America.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the first quarter ended March 31, 2013 and 2012:

	(Stated in millions)
	First Quarter
	2013	2012
Equity in net earnings of affiliated companies	$27	$37
Interest income	6	10

	$33	$47

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2013 and 2012 were as follows:

	First Quarter
	2013	2012
Research & engineering	2.8%	2.8%
General & administrative	0.9%	1.0%

The effective tax rate for the first quarter of 2013 was 24.5% compared to 23.7% for the same period of 2012. This increase was primarily attributable to the impact of the $92 million charge relating to the foreign currency devaluation in Venzuela that was recorded in the first quarter of 2013 which had no related tax benefit.

CHARGES AND CREDITS

Schlumberger recorded the following charges during the first three months of 2013 and 2012.

2013

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency. In February 2013, Venezuela’s currency was devalued from the prior exchange rate of 4.3 Bolivar Fuertes per US dollar to 6.3 Bolivar Fuertes per US dollar. Although this devaluation does result in a reduction in the US dollar reported amount of local currency denominated revenue and expenses, the impact is not material to Schlumberger’s consolidated financial statements. As a result of this devaluation, Schlumberger recorded a pretax and after-tax foreign currency loss of $92 million during the first quarter of 2013. This amount is classified in Restructuring & other in the Consolidated Statement of Income.

2012

Schlumberger recorded $15 million of pretax merger and integration-related charges ($13 million after-tax) in connection with the 2010 acquisition of Smith. This amount is classified in Merger & integration in the Consolidated Statement of Income.

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)
	Mar. 31, 2013	Mar. 31, 2012
Net Debt, beginning of year	$(5,111)	$(4,850)
Income from continuing operations	1,267	1,287
Depreciation and amortization (1)	896	851
Excess of equity income over dividends received	(23)	(37)
Stock-based compensation expense	81	79
Pension and other postretirement benefits expense	128	97
Pension and other postretirement benefits funding	(177)	(54)
Increase in working capital	(924)	(1,508)
Capital expenditures	(894)	(960)
Multiclient seismic data capitalized	(117)	(101)
Dividends paid	(365)	(334)
Stock repurchase program	(193)	(324)
Proceeds from employee stock plans	166	203
Business acquisitions	(39)	—
Discontinued operations	—	(36)
Currency effect on net debt	126	(120)
Other	(94)	6

Net Debt, end of period	$(5,273)	$(5,801)

(1)	Includes multiclient seismic data costs.

	(Stated in millions)
Components of Net Debt	Mar. 31, 2013	Mar. 31, 2012	Dec. 31, 2012
Cash	$2,129	$1,346	$1,905
Short-term investments	3,432	2,739	4,369
Fixed income investments, held to maturity	266	281	245
Short-term borrowings and current portion of long-term debt	(2,962)	(1,728)	(2,121)
Long-term debt	(8,138)	(8,439)	(9,509)

	$(5,273)	$(5,801)	$(5,111)

Key liquidity events during the first three months of 2013 and 2012 included:

•

On April 17, 2008, the Schlumberger Board of Directors approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Schlumberger Board of Directors approved an extension of this repurchase program to December 31, 2013. Schlumberger had repurchased $7.3 billion of shares under this program as of March 31, 2013.

The following table summarizes the activity, during the three months ended March 31, under this share repurchase program:

	(Stated in millions except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Three months ended March 31, 2013	$193	2.5	$77.63
Three months ended March 31, 2012	$324	4.4	$74.01

•

Cash flow provided by operations was $1.1 billion in the first three months of 2013 compared to $0.8 billion in the first three months of 2012 reflecting a lower increase in working capital requirements quarter-on-quarter.

•

Capital expenditures were $0.9 billion in the first three months of 2013 compared to $1.0 billion during the first three months of 2012. Capital expenditures for the full year of 2013 are expected to be approximately $3.9 billion as compared to $4.7 billion in 2012.

At times in recent quarters, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries. At March 31, 2013, only five of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

As of March 31, 2013 Schlumberger had $5.6 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.1 billion with commercial banks, of which $3.8 billion was available and unused as of March 31, 2013. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Schlumberger had no commercial paper outstanding as of March 31, 2013.

Other Matters

During the first quarter of 2013, certain non-US subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”). Schlumberger has not bid on any new contracts relating to Iran’s petroleum production since March 2009. Schlumberger’s first-quarter 2013 revenue attributable to this activity was $98 million, which resulted in net income of $56 million in its consolidated financial statements. Schlumberger intends to discontinue such activity in Iran in 2013 and is currently winding down its operations there. As a result, Schlumberger anticipates presenting the results of this business as a discontinued operation once the wind down is complete.

Schlumberger’s activity in Iran included obtaining services from and engaging in other dealings with the government of Iran that are incidental to operating in Iran, and the expenses of which are reflected in the net income disclosed above. These services and other dealings consisted of paying taxes, duties, license fees and other typical governmental charges, along with payments for utilities, transportation, hotel accommodations, facility rentals, telecommunications services, newspaper advertisements, recreational and fitness memberships, and the purchase of routine office and similar supplies from entities associated with the government of Iran. Collections of amounts owed to Schlumberger were received in part by depository accounts held by two non-US subsidiaries of Schlumberger at a branch of Bank Saderat Iran (“Saderat”), and in part by a depositary account held by one of such non-US subsidiaries at Bank Tejarat (“Tejarat”) in Tehran. The accounts at Saderat are maintained solely for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger. The account at Tejarat is maintained also for payment of expenses in connection with operating in Iran, such as payroll expenses, rental payments and taxes. In addition, NIOC maintains bank accounts at Bank Melli Iran (“Melli”) through which it made payments to a non-US subsidiary of Schlumberger for services provided in Iran under letters of credit issued by Melli. Schlumberger maintains no bank accounts at Melli. Schlumberger will discontinue its dealings with Melli, Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for services in Iran.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our first-quarter 2013 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Schlumberger’s exposure to market risk has not changed materially since December 31, 2012.

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

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock, which may be acquired in the open market or in negotiated transactions. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. As of March 31, 2013, $0.7 billion remained available for repurchase under the existing repurchase authorization.

Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2013 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program

January 1 through January 31, 2013	—	$—	—	$879,372
February 1 through February 28, 2013	1,193.6	$78.84	1,193.6	$785,270
March 1 through March 31, 2013	1,289.7	$76.52	1,289.7	$686,581

	2,483.3	$77.63	2,483.3

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

Exhibit 10.1—Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A of Schlumberger’s definitive proxy statement filed with the SEC on March 1, 2013). (+)

Exhibit 10.2—Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Appendix B of Schlumberger’s definitive proxy statement filed with the SEC on March 1, 2013). (+)

* Exhibit 10.3—First Amendment to Schlumberger Limited Restoration Savings Plan. (+)

* Exhibit 10.4—Form of 2013 One Year Performance Share Unit Award Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan. (+)

* Exhibit 10.5—Form of 2013 Two Year Performance Share Unit Award Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan. (+)

* Exhibit 10.6—Form of 2013 Three Year Performance Share Unit Award Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan. (+)

* Exhibit 10.7—French Sub-Plan of the Schlumberger 2010 Omnibus Stock Incentive Plan for Employees in France. (+)

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

* Exhibit 95—Mine Safety Disclosures.

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity; and (vi) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
(+)	Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: April 24, 2013	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory

SCHLUMBERGER LIMITED

(SCHLUMBERGER N.V.)

5599 San Felipe, 17th Floor

Houston, Texas 77056

April 24, 2013

U.S. Securities and Exchange Commission

100 F Street, N.E.

Washington, DC 20549

Re:	Notice of Disclosure Filed in Exchange Act Quarterly Report Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act

Ladies and Gentlemen:

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended, notice is hereby provided that Schlumberger N.V. (Schlumberger Limited) has made disclosure pursuant to such provisions in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, which was filed with the U.S. Securities and Exchange Commission on April 24, 2013. Such disclosure begins on page 24 of the Quarterly Report on Form 10-Q and is incorporated by reference herein.

Sincerely,

/s/ Alexander C. Juden
Alexander C. Juden Secretary and General Counsel