Form 10-Q
period 2013-06-30
SCHLUMBERGER LTD /NV/
filed 2013-07-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,323,183,218

SCHLUMBERGER LIMITED

Second Quarter 2013 Form 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Second Quarter		Six Months
	2013	2012	2013	2012
Revenue	$11,182	$10,341	$21,752	$20,150
Interest & other income	30	45	63	92
Gain on formation of OneSubsea	1,028	—	1,028	—
Expenses
Cost of revenue	8,712	8,119	17,118	15,884
Research & engineering	293	287	585	558
General & administrative	100	101	196	199
Merger & integration	—	22	—	37
Impairment & other	364	—	456	—
Interest	98	78	197	158

Income before taxes	2,673	1,779	4,291	3,406
Taxes on income	449	439	855	833

Income from continuing operations	2,224	1,340	3,436	2,573
Income (loss) from discontinued operations	(124)	75	(69)	147

Net income	2,100	1,415	3,367	2,720
Net income attributable to noncontrolling interests	5	12	13	17

Net income attributable to Schlumberger	$2,095	$1,403	$3,354	$2,703

Schlumberger amounts attributable to:
Income from continuing operations	$2,219	$1,328	$3,423	$2,556
Income (loss) from discontinued operations	(124)	75	(69)	147

Net income	$2,095	$1,403	$3,354	$2,703

Basic earnings per share of Schlumberger:
Income from continuing operations	$1.67	$1.00	$2.58	$1.92
Income (loss) from discontinued operations	(0.09)	0.06	(0.05)	0.11

Net income (1)	$1.58	$1.05	$2.52	$2.03

Diluted earnings per share of Schlumberger:
Income from continuing operations	$1.66	$0.99	$2.56	$1.91
Income (loss) from discontinued operations	(0.09)	0.06	(0.05)	0.11

Net income	$1.57	$1.05	$2.51	$2.02

Average shares outstanding:
Basic	1,327	1,331	1,329	1,333
Assuming dilution	1,336	1,339	1,339	1,341

(1)	Amounts may not add due to rounding.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)
	Second Quarter		Six Months
	2013	2012	2013	2012
Net income	$2,100	$1,415	$3,367	$2,720
Currency translation adjustments
Unrealized net change arising during the period	(157)	(203)	(234)	(93)
Marketable securities
Unrealized gain arising during the period	11	—	83	—
Derivatives
Net derivatives gain (loss) on hedge transactions	49	(332)	(104)	(177)
Reclassification to net income of net realized (gain) loss (see Note 11)	(34)	260	45	150
Pension and other postretirement benefit plans
Actuarial loss
Actuarial (loss) gain arising during the period	(6)	6	(6)	(21)
Amortization to net income of net actuarial loss (see Note 15)	76	43	152	86
Prior service cost
Amortization to net income of net prior service cost (see Note 15)	31	31	63	62
Income taxes on pension and other postretirement benefit plans	(15)	(13)	(31)	(23)

Comprehensive income	2,055	1,207	3,335	2,704
Comprehensive income attributable to noncontrolling interests	5	12	13	17

Comprehensive income attributable to Schlumberger	$2,050	$1,195	$3,322	$2,687

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Jun. 30, 2013 (Unaudited)	Dec. 31, 2012
ASSETS
Current Assets
Cash	$2,586	$1,905
Short-term investments	3,339	4,369
Receivables less allowance for doubtful accounts (2013 - $194; 2012 - $202)	11,277	11,351
Inventories	4,955	4,785
Deferred taxes	294	343
Other current assets	1,348	1,403

	23,799	24,156
Fixed Income Investments, held to maturity	417	245
Investments in Affiliated Companies	3,235	1,502
Fixed Assets less accumulated depreciation	14,742	14,780
Multiclient Seismic Data	634	518
Goodwill	14,407	14,585
Intangible Assets	4,673	4,802
Other Assets	1,344	959

	$63,251	$61,547

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,815	$8,453
Estimated liability for taxes on income	1,361	1,426
Long-term debt—current portion	2,083	1,163
Short-term borrowings	775	958
Dividends payable	420	368

	12,454	12,368
Long-term Debt	9,098	9,509
Postretirement Benefits	2,031	2,169
Deferred Taxes	1,450	1,493
Other Liabilities	1,170	1,150

	26,203	26,689

Equity
Common stock	12,025	11,912
Treasury stock	(6,605)	(6,160)
Retained earnings	35,409	32,887
Accumulated other comprehensive loss	(3,920)	(3,888)

Schlumberger stockholders’ equity	36,909	34,751
Noncontrolling interests	139	107

	37,048	34,858

	$63,251	$61,547

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Six Months Ended Jun. 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,367	$2,720
Less: (Income) loss from discontinued operations	69	(147)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	1,806	1,706
Non-cash charges	459	—
Gain on formation of OneSubsea	(1,028)	—
Earnings of companies carried at equity, less dividends received	(26)	(77)
Deferred income taxes	(45)	(29)
Stock-based compensation expense	168	167
Pension and other postretirement benefits expense	255	193
Pension and other postretirement benefits funding	(231)	(338)
Change in assets and liabilities: (2)
Increase in receivables	(527)	(1,570)
Increase in inventories	(237)	(670)
Decrease (increase) other current assets	20	(270)
Increase in other assets	(345)	(23)
Decrease in accounts payable and accrued liabilities	(389)	(68)
Decrease in liability for taxes on income	(96)	(118)
Increase (decrease) in other liabilities	19	(55)
Other	189	(24)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,428	1,397

Cash flows from investing activities:
Capital expenditures	(1,800)	(2,080)
Multiclient seismic data capitalized	(222)	(183)
Business acquisitions, net of cash acquired	(117)	(682)
Payment for OneSubsea transaction	(600)	—
Sale of investments, net	850	1,146
Other	91	(126)

NET CASH USED IN INVESTING ACTIVITIES	(1,798)	(1,925)

Cash flows from financing activities:
Dividends paid	(781)	(701)
Proceeds from employee stock purchase plan	126	115
Proceeds from exercise of stock options	63	118
Stock repurchase program	(692)	(823)
Proceeds from issuance of long-term debt	1,013	781
Repayment of long-term debt	(453)	(243)
Net (decrease) increase in short-term borrowings	(152)	164
Other	—	14

NET CASH USED IN FINANCING ACTIVITIES	(876)	(575)

Cash flows from discontinued operations—operating activities	(33)	19
Cash flows from discontinued operations—investing activities	(28)	902

Cash flows from discontinued operations	(61)	921

Net increase (decrease) in cash before translation effect	693	(182)
Translation effect on cash	(12)	(2)
Cash, beginning of period	1,905	1,705

Cash, end of period	$2,586	$1,521

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2013—June 30, 2013	Issued	In Treasury
Balance, January 1, 2013	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858
Net income			3,354		13	3,367
Currency translation adjustments				(234)		(234)
Changes in unrealized gain on marketable securities				83		83
Changes in fair value of derivatives				(59)		(59)
Pension and other postretirement benefit plans				178		178
Shares sold to optionees, less shares exchanged	(18)	81				63
Vesting of restricted stock	(43)	43				—
Shares issued under employee stock purchase plan	5	122				126
Stock repurchase program		(692)				(692)
Stock-based compensation expense	168					168
Dividends declared ($0.625 per share)			(832)			(832)
Other	1	1			19	22

Balance, June 30, 2013	$12,025	$(6,605)	$35,409	$(3,920)	$139	$37,048

					(Stated in millions)
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
January 1, 2012—June 30, 2012	Issued	In Treasury
Balance, January 1, 2012	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392
Net income			2,703		17	2,720
Currency translation adjustments				(93)		(93)
Changes in fair value of derivatives				(27)		(27)
Pension and other postretirement benefit plans				104		104
Shares sold to optionees, less shares exchanged	(58)	176				118
Vesting of restricted stock	(12)	12				—
Shares issued under employee stock purchase plan	11	104				115
Stock repurchase program		(823)				(823)
Stock-based compensation expense	167					167
Dividends declared ($0.55 per share)			(733)			(733)
Other	14	1		—	12	27

Balance, June 30, 2012	$11,761	$(6,209)	$30,830	$(3,573)	$158	$32,967

SHARES OF COMMON STOCK

(Unaudited)

			(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2013	1,434	(106)	1,328
Shares sold to optionees, less shares exchanged	—	1	1
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	2	2
Stock repurchase program	—	(9)	(9)

Balance, June 30, 2013	1,434	(111)	1,323

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The December 31, 2012 balance sheet information has been derived from the Schlumberger 2012 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on January 31, 2013.

2. Charges and Credits

Schlumberger recorded the following charges and credits during the first six months of 2013 and 2012:

2013

Second quarter 2013:

•

Schlumberger recorded a pretax and after-tax gain of $1.028 billion as a result of the deconsolidation of its subsea business in connection with the formation of the OneSubsea joint venture with Cameron International Corporation (“Cameron”). Refer to Note 4 – Acquisitions for further details.

•

Schlumberger recorded a $222 million pretax ($203 million after-tax) impairment charge relating to an investment in a company involved in developing drilling-related technology and a $142 million pretax and after-tax impairment charge relating to an investment in a contract drilling business.

The following is a summary of the charges and credits recorded during the second quarter of 2013:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other

	$(664)	$19	$(683)

First quarter 2013:

•

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

The following is a summary of the charges and credits recorded during the first six months of 2013:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
Currency devaluation loss in Venezuela	92	—	92	Impairment & other

	$(572)	$19	$(591)

2012

Schlumberger recorded the following merger and integration-related charges in connection with its 2010 acquisitions of Smith International, Inc. (“Smith”) and Geoservices. These amounts are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)
	Pretax	Tax	Net
First Quarter	$15	$2	$13
Second Quarter	22	1	21

	$37	$3	$34

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	2013			2012
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Second Quarter
Basic	$2,219	1,327	$1.67	$1,328	1,331	$1.00

Assumed exercise of stock options	—	5		—	5
Unvested restricted stock	—	4		—	3

Diluted	$2,219	1,336	$1.66	$1,328	1,339	$0.99

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Six Months
Basic	$3,423	1,329	$2.58	$2,556	1,333	$1.92

Assumed exercise of stock options	—	6		—	5
Unvested restricted stock	—	4		—	3

Diluted	$3,423	1,339	$2.56	$2,556	1,341	$1.91

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)
	2013	2012
Second Quarter	13	28
Six Months	13	21

4. Acquisitions

On June 30, 2013, Schlumberger and Cameron completed the formation of OneSubsea, a joint venture to manufacture and develop products, systems and services for the subsea oil and gas market. Schlumberger and Cameron each contributed all of their respective subsea businesses to the joint venture and Schlumberger made a $600 million cash payment to Cameron. Schlumberger owns 40% of OneSubsea and will account for this investment under the equity method. Schlumberger recognized a pretax and after-tax gain of $1.028 billion, which is classified as Gain on formation of OneSubsea in the Consolidated Statement of Income, as a result of the deconsolidation of its subsea business. This gain is equal to the difference between the fair value of the Schlumberger subsea business, which was determined based on the present value of its estimated future cash flows, and its carrying value at the time of closing. Approximately $0.4 billion of the gain resulted from the remeasurement, to fair value, of the 40% retained interest in Schlumberger’s subsea business.

During the first six months of 2013, Schlumberger made certain other acquisitions and investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $117 million.

5. Inventories

A summary of inventories follows:

		(Stated in millions)
	Jun. 30, 2013	Dec. 31, 2012
Raw materials & field materials	$2,695	$2,519
Work in process	352	349
Finished goods	1,908	1,917

	$4,955	$4,785

6. Fixed Assets

A summary of fixed assets follows:

		(Stated in millions)
	Jun. 30, 2013	Dec. 31, 2012
Property, plant & equipment	$33,997	$33,168
Less: Accumulated depreciation	19,255	18,388

	$14,742	$14,780

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2013	2012
Second Quarter	$776	$714
Six Months	$1,537	$1,415

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2013 was as follows:

(Stated in millions)
Balance at December 31, 2012	$518
Capitalized in period	222
Charged to expense	(106)

Balance at June 30, 2013	$634

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2013 were as follows:

				(Stated in millions)
	Reservoir Characterization	Drilling	Production	Total
Balance at December 31, 2012	$3,760	$8,337	$2,488	$14,585
Acquisitions	3	3	44	50
Divestiture of business	—	—	(150)	(150)
Impact of changes in exchange rates	(28)	(26)	(24)	(78)

Balance at June 30, 2013	$3,735	$8,314	$2,358	$14,407

9. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

						(Stated in millions)
	Jun. 30, 2013			Dec. 31, 2012
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,956	$528	$1,428	$1,967	$474	$1,493
Tradenames	1,647	223	1,424	1,647	188	1,459
Customer Relationships	2,116	355	1,761	2,115	312	1,803
Other	388	328	60	369	322	47

	$6,107	$1,434	$4,673	$6,098	$1,296	$4,802

Amortization expense charged to income was as follows:

		(Stated in millions)
	2013	2012
Second Quarter	$81	$80
Six Months	$163	$161

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at June 30, 2013, amortization charged to income for the subsequent five years is estimated to be: remainder of 2013—$165 million; 2014—$325 million; 2015—$315 million; 2016—$302 million; 2017—$289 million; and 2018—$283 million.

10. Long-term Debt

A summary of Long-term Debt follows:

		(Stated in millions)
	Jun. 30, 2013	Dec. 31 2012
3.30% Senior Notes due 2021	$1,596	$1,595
4.50% Guaranteed Notes due 2014	—	1,324
2.75% Guaranteed Notes due 2015	1,302	1,318
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,099	1,099
1.25% Senior Notes due 2017	999	999
2.40% Senior Notes due 2022	998	998
2.65% Senior Notes due 2016	500	500
Floating Rate Senior Notes due 2014	300	300
Commercial paper borrowings	650	—
Other	555	277

	$9,098	$9,509

The estimated fair value of Schlumberger’s Long-term Debt at June 30, 2013 and December 31, 2012, based on quoted market prices, was $9.2 billion and $9.9 billion, respectively.

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

At June 30, 2013, Schlumberger recognized a cumulative net $29 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At June 30, 2013, contracts were outstanding for the US dollar equivalent of $6.9 billion in various foreign currencies, of which $3.9 billion related to hedges of debt denominated in currencies other than the functional currency.

Commodity Price Risk

Schlumberger is exposed to the impact of market fluctuations in the price of certain commodities, such as fuel. Schlumberger utilizes option contracts to manage a small percentage of the price risk associated with forecasted commodity purchases. The objective of these contracts is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. These contracts do not qualify for hedge accounting treatment and therefore, changes in the fair value of the option contracts are recorded directly to earnings.

The notional amount of outstanding option commodity contracts was $2 million at June 30, 2013.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.

At June 30, 2013, Schlumberger had fixed rate debt aggregating $9.6 billion and variable rate debt aggregating $2.4 billion.

Short-term investments and Fixed income investments, held to maturity, totaled $3.8 billion at June 30, 2013, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Jun. 30, 2013	Dec. 31, 2012
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$4	$26	Other current assets
Foreign exchange contracts	3	22	Other Assets
Interest rate swaps	—	2	Other Assets

	$7	$50

Derivatives not designated as hedges:
Foreign exchange contracts	$7	$10	Other current assets
Foreign exchange contracts	5	6	Other Assets

	$12	$16

	$19	$66

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Jun. 30, 2013	Dec. 31, 2012
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$115	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	46	19	Other Liabilities

	$161	$99

Derivatives not designated as hedges:
Foreign exchange contracts	$13	$3	Accounts payable and accrued liabilities

	$174	$102

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	Second Quarter		Six Months		Consolidated Statement of Income Classification
	2013	2012	2013	2012
Derivatives designated as fair value hedges:
Interest rate swaps	$—	$—	$(2)	$1	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(1)	$59	$(23)	$32	Cost of revenue
Commodity contracts	—	(2)	—	—	Cost of revenue

	$(1)	$57	$(23)	$32

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other Comprehensive Loss (AOCL) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from AOCL into Income
	Second Quarter		Six Months		Consolidated Statement of Income Classification
	2013	2012	2013	2012
Foreign exchange contracts	$38	$(257)	$(41)	$(145)	Cost of revenue
Foreign exchange contracts	(4)	(3)	(4)	(5)	Research & engineering

	$34	$(260)	$(45)	$(150)

	(Stated in millions)
	Gain (Loss) Recognized in AOCL
	Second Quarter		Six Months
	2013	2012	2013	2012
Foreign exchange contracts	$49	$(332)	$(104)	$(177)

12. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2013	2012	2013	2012
United States	$510	$553	$931	$1,123
Outside United States	2,163	1,226	3,360	2,283

	$2,673	$1,779	$4,291	$3,406

Schlumberger recorded net pretax credits of $664 million during the second quarter of 2013 ($53 million of charges in the US and $717 million of net credits outside of the US) and pretax charges of $22 million during the second quarter of 2012 ($11 million of charges in the US and $11 million outside of the US).

Schlumberger recorded net pretax credits of $572 million during the six months ended June 30, 2013 ($53 million of charges in the US and $625 million of net credits outside of the US) and pretax charges of $37 million during the six months ended June 30, 2012 ($22 million in the US and $15 million outside the US).

These charges are included in the table above and are more fully described in Note 2—Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Jun. 30, 2013	Dec. 31, 2012
Postretirement benefits, net	$522	$543
Intangible assets	(1,484)	(1,490)
Investments in non-US subsidiaries	(317)	(317)
Other, net	123	114

	$(1,156)	$(1,150)

The above deferred tax balances at June 30, 2013 and December 31, 2012 were net of valuation allowances relating to net operating losses in certain countries of $234 million and $256 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2013	2012	2013	2012
Current:
United States—Federal	$203	$171	$319	$361
United States—State	20	18	35	35
Outside United States	298	263	546	466

	$521	$452	$900	$862

Deferred:
United States—Federal	$(42)	$9	$(24)	$(24)
United States—State	(3)	1	(3)	(2)
Outside United States	(7)	(27)	2	(7)
Valuation allowance	(20)	4	(20)	4

	$(72)	$(13)	$(45)	$(29)

	$449	$439	$855	$833

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2013	2012	2013	2012
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	1	1	1
Non-US income taxed at different rates	(12)	(11)	(12)	(11)
Charges (See Note 2)	(6)	—	(4)	—
Other	—	—	—	(1)

Effective income tax rate	17%	25%	20%	24%

13. Contingencies

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

14. Segment Information

	(Stated in millions)
	Second Quarter 2013		Second Quarter 2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$3,014	$908	$2,714	$749
Drilling	4,292	804	3,977	727
Production	3,926	625	3,718	601
Eliminations & other	(50)	(59)	(68)	(38)

	11,182	2,278	10,341	2,039
Corporate & other	—	(181)	—	(169)
Interest income (1)	—	4	—	7
Interest expense (2)	—	(92)	—	(76)
Charges and credits (see Note 2)	—	664	—	(22)

	$11,182	$2,673	$10,341	$1,779

Certain prior period amounts have been reclassified to conform to the current year presentation.

(1)	Excludes interest income included in the segment results ($2 million in 2013; $— million in 2012)
(2)	Excludes interest expense included in the segment results ($6 million in 2013; $2 million in 2012).

	(Stated in millions)
	Six Months 2013		Six Months 2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$5,764	$1,633	$5,231	$1,384
Drilling	8,405	1,534	7,737	1,374
Production	7,684	1,181	7,241	1,209
Eliminations & other	(101)	(105)	(59)	(45)

	21,752	4,243	20,150	3,922
Corporate & other	—	(348)	—	(339)
Interest income (1)	—	9	—	16
Interest expense (2)	—	(185)	—	(156)
Charges and credits (see Note 2)	—	572	—	(37)

	$21,752	$4,291	$20,150	$3,406

Certain prior period amounts have been reclassified to conform to the current year presentation.

(1)	Excludes interest income included in the segment results ($2 million in 2013; $— million in 2012)
(2)	Excludes interest expense included in the segment results ($12 million in 2013; $2 million in 2012).

15. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

					(Stated in millions)
	Second Quarter				Six Months
	2013		2012		2013		2012
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost—benefits earned during period	$21	$34	$17	$21	$41	$67	$34	$42
Interest cost on projected benefit obligation	38	63	38	58	75	124	76	116
Expected return on plan assets	(51)	(100)	(47)	(80)	(103)	(200)	(93)	(160)
Amortization of prior service cost	3	29	3	30	6	59	6	60
Amortization of net loss	31	37	23	15	63	74	46	30

	$42	$63	$34	$44	$82	$124	$69	$88

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Second Quarter		Six Months
	2013	2012	2013	2012
Service cost—benefits earned during period	$12	$7	$24	$14
Interest cost on accumulated postretirement benefit obligation	15	15	30	30
Expected return on plan assets	(9)	(7)	(18)	(14)
Amortization of prior service cost	(1)	(2)	(2)	(4)
Amortization of net loss	8	5	15	10

	$25	$18	$49	$36

16. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
	Currency Translation Adjustments	Fair Value of Derivatives	Pension and Other Postretirement Benefit Plans	Unrealized Gains on Marketable Securities	Total
Balance, January 1, 2013	$(918)	$30	$(3,141)	$141	$(3,888)
Other comprehensive income (loss) before reclassifications	(243)	(104)	(6)	83	(264)
Amounts reclassified from accumulated other comprehensive loss	9	45	215	—	263
Income taxes	—	—	(31)	—	(31)

Net other comprehensive income (loss)	(234)	(59)	178	83	(32)

Balance, June 30, 2013	$(1,152)	$(29)	$(2,963)	$224	$(3,920)

	(Stated in millions)
	Currency Translation Adjustments	Fair Value of Derivatives	Pension and Other Postretirement Benefit Plans	Unrealized Gains on Marketable Securities	Total
Balance, January 1, 2012	$(993)	$(26)	$(2,538)	$—	$(3,557)
Other comprehensive income (loss) before reclassifications	(93)	(177)	(21)	—	(291)
Amounts reclassified from accumulated other comprehensive loss	—	150	148	—	298
Income taxes	—	—	(23)	—	(23)

Net other comprehensive income (loss)	(93)	(27)	104	—	(16)

Balance, June 30, 2012	$(1,086)	$(53)	$(2,434)	$—	$(3,573)

17. Discontinued Operations

During the second quarter of 2013, Schlumberger completed the wind down of its operations in Iran and, therefore, has classified the historical results of this business as a discontinued operation.

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

The following table summarizes the results of these discontinued operations (in millions):

	Second Quarter		Six Months
	2013	2012	2013	2012
Revenue	$4	$396	$102	$1,198

Income (loss) before taxes	$(124)	$70	$(63)	$163
Tax expense	—	(10)	(6)	(27)
Net income attributable to noncontrolling interests	—	(1)	—	(5)
Gain on divestiture, net of tax	—	16	—	16

Income (loss) from discontinued operations	$(124)	$75	$(69)	$147

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2013 Compared to First Quarter 2013

Product Groups

			(Stated in millions)
	Second Quarter 2013		First Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$3,014	$908	$2,750	$724
Drilling	4,292	804	4,113	730
Production	3,926	625	3,759	555
Eliminations & other	(50)	(59)	(52)	(44)

	11,182	2,278	10,570	1,965
Corporate & other	—	(181)	—	(168)
Interest income (1)	—	4	—	6
Interest expense (1)	—	(92)	—	(93)
Charges and credits	—	664	—	(92)

	$11,182	$2,673	$10,570	$1,618

Geographic Areas

			(Stated in millions)
	Second Quarter 2013		First Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,357	$662	$3,290	$627
Latin America	1,913	394	1,904	371
Europe/CIS/Africa	3,125	643	2,851	508
Middle East & Asia	2,667	655	2,406	548
Eliminations & other	120	(76)	119	(89)

	11,182	2,278	10,570	1,965
Corporate & other	—	(181)	—	(168)
Interest income (1)	—	4	—	6
Interest expense (1)	—	(92)	—	(93)
Charges and credits	—	664	—	(92)

	$11,182	$2,673	$10,570	$1,618

(1)	Excludes interest income and interest expense included in the Product Group and Geographical Area results.

Pretax operating income represents the segments’ income before taxes and noncontrolling interests. The pretax operating income excludes such items as corporate expenses and interest income and interest expense not allocated to the segments, as well as the charges and credits described in detail in Note 2 to the Consolidated Financial Statements, interest on postretirement medical benefits, stock-based compensation costs and amortization expense associated with intangible assets recorded as a result of Schlumberger’s 2010 acquisition of Smith.

OILFIELD SERVICES

Second-quarter revenue of $11.18 billion was up 6% sequentially, with International Area revenue of $7.70 billion growing $543 million, or 8% sequentially, while North America Area revenue of $3.36 billion increased $67 million, or 2% sequentially.

By segment, Reservoir Characterization Group revenue of $3.01 billion grew 10% sequentially while Drilling Group revenue of $4.29 billion increased 4%. These increases were due to seasonal rebounds, market share gains and higher exploration activity in both offshore and key international land markets, particularly for Wireline technologies. Other Technologies that gained significantly during the quarter were WesternGeco, Schlumberger Information Solutions (SIS), Drilling & Measurements and M-I SWACO. Despite the seasonal decline in Western Canada as a result of the spring break-up, the Production Group posted a sequential increase of 4%. Improving industry utilization of pressure pumping capacity in US land, increasing Well Intervention coiled tubing activity worldwide, and strong international sales of Completions products contributed to growth.

Geographically, the Middle East & Asia Area led the sequential increase with revenue of $2.7 billion increasing 11%, mainly from a seasonal rebound of exploration and drilling activity in China and Japan, higher WesternGeco UniQ* land seismic productivity across the region, and continued growth across a diversified portfolio of projects and activities in Saudi Arabia and Iraq. Improved WesternGeco marine vessel utilization and robust drilling activity in the Australasia GeoMarket also contributed to growth. Europe/CIS/Africa revenue of $3.1 billion increased 10% from higher WesternGeco multiclient sales ahead of licensing awards in Norway, and the seasonal pick-up of drilling and exploration activity in Russia and the North Sea. Sub-Saharan Africa revenue also grew sequentially through increased exploration activity in the Gulf of Guinea while activity in Angola was subdued due to project delays. Latin America revenue of $1.9 billion grew slightly as the effect of strong Integrated Project Management (IPM) activity in Argentina was largely offset by a decline in WesternGeco marine utilization following the planned transit of vessels out of Brazil. North America revenue of $3.4 billion increased 2%, with North America offshore revenue up due to robust Wireline deepwater activity and WesternGeco. US land posted double-digit growth, but this was offset by the seasonal decline in Western Canada following the spring break-up. While US land rig count grew only marginally, well and stage counts increased through drilling efficiency resulting in improved industry utilization of pressure pumping capacity.

Second-quarter pretax operating income of $2.28 billion was up 16% sequentially. International pretax operating income of $1.69 billion increased 18% sequentially, while North America pretax operating income of $662 million increased 6% sequentially.

Sequentially, pretax operating margin of 20.4% increased 178 basis points (bps), as International pretax operating margin expanded 202 bps to 22.0% Middle East & Asia posted a 178 bps sequential margin improvement to reach 24.6%, Europe/CIS/Africa increased by 275 bps to 20.6%, and Latin America improved by 107 bps to 20.6%. The expansion in International margins was due to seasonal activity rebounds combined with strong results in Sub-Saharan Africa and the Middle East & Asia Area. Increased high-margin exploration, seismic and deepwater activities also helped boost international margins. Despite the effect of the seasonal spring break-up in Western Canada, North America pretax operating margin increased 65 bps sequentially to 19.7%. US land margin expanded on improving efficiency, better utilization and lower raw material costs in pressure pumping, while North America offshore margin increased due to robust Wireline deepwater activity and WesternGeco.

Sequentially by Product Group, Reservoir Characterization Group pretax operating margin expanded 380 bps to 30.1% due to the strong WesternGeco and Wireline results. The pretax operating margin of the Drilling Group increased 97 bps to 18.7% through improved Drilling & Measurements performance and increased profitability on IPM projects in the Middle East and Latin America. Production Group pretax operating margin increased 116 bps to 15.9% on improved profitability in Well Services as pressure pumping utilization and efficiency improved in US land.

Reservoir Characterization Group

Second-quarter revenue of $3.01 billion increased 10% over the prior quarter. Pretax operating income of $908 million was 25% higher than the first quarter. Sequentially, the revenue increase was driven primarily by increased use of Wireline services as a result of strong exploration activity in the US Gulf of Mexico, Brazil, Sub-Saharan Africa and the Middle East. Revenue in Russia and China also grew sequentially following seasonal activity rebounds. WesternGeco revenue increased sequentially from higher multiclient sales ahead of licensing awards in Norway, the seasonal return of marine vessel activity in the North Sea, and higher UniQ* land seismic productivity in Saudi Arabia and Kuwait. SIS revenue increased also from higher product sales and software maintenance in Latin America and Europe/CIS/Africa.

Pretax operating margin of 30.1% increased 380 bps sequentially on strong, high-margin WesternGeco multiclient sales and robust Wireline deepwater activity.

Drilling Group

Second-quarter revenue of $4.29 billion was up 4% sequentially. Pretax operating income of $804 million was 10% higher sequentially.

Sequentially, revenue increased primarily on strong international and offshore activity for Drilling & Measurements and M-I SWACO Technologies, mainly in Russia and the Middle East & Asia Area. In addition, both Drilling & Measurements and M-I SWACO posted strong results in US land on higher activity, which was largely offset by the effect of the seasonal spring break-up in Western Canada.

Sequentially, pretax operating margin grew 97 bps to 18.7% from increased land activity for Drilling & Measurements in the US, Russia and the Middle East, and improved profitability on IPM projects in the Middle East and Latin America.

Production Group

Second-quarter revenue of $3.93 billion increased 4% sequentially. Pretax operating income of $625 million was 13% higher versus the prior quarter. Despite the seasonal decline in Western Canada as a result of the spring break-up, the Group posted overall sequential growth due to improving industry utilization of pressure pumping capacity in US land, increasing Well Intervention global coiled tubing activity, and strong international sales of Completions products. While US land rig count grew only marginally, well and stage counts increased through drilling efficiency, resulting in improved industry utilization of pressure pumping capacity. Although pricing remained competitive, the pace of decline has moderated sequentially.

Pretax operating margin of 15.9% increased 116 bps sequentially. Sequentially, margin expanded primarily on improved profitability for Well Services technologies as the result of improving efficiency, better utilization and lower raw material costs in pressure pumping in US land despite competitive pricing. In addition, Completions and Well Intervention Technologies posted improved international profitability.

Second Quarter 2013 Compared to Second Quarter 2012

Product Groups

			(Stated in millions)
	Second Quarter 2013		Second Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$3,014	$908	$2,714	$749
Drilling	4,292	804	3,977	727
Production	3,926	625	3,718	601
Eliminations & other	(50)	(59)	(68)	(38)

	11,182	2,278	10,341	2,039
Corporate & other	—	(181)	—	(169)
Interest income (1)	—	4	—	7
Interest expense (1)	—	(92)	—	(76)
Charges and credits	—	664	—	(22)

	$11,182	$2,673	$10,341	$1,779

Geographic Areas

			(Stated in millions)
	Second Quarter 2013		Second Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,357	$662	$3,376	$693
Latin America	1,913	394	1,857	354
Europe/CIS/Africa	3,125	643	2,924	592
Middle East & Asia	2,667	655	2,091	445
Eliminations & other	120	(76)	93	(45)

	11,182	2,278	10,341	2,039
Corporate & other	—	(181)	—	(169)
Interest income (1)	—	4	—	7
Interest expense (1)	—	(92)	—	(76)
Charges and credits	—	664	—	(22)

	$11,182	$2,673	$10,341	$1,779

(1)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Second-quarter 2013 revenue of $11.2 billion was 8% higher than the same period last year with International Area revenue increasing 12% while North America Area was essentially flat.

Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase. The increase was led by the Middle East & Asia Area mainly due to robust results in Saudi Arabia and Iraq, and sustained land and offshore drilling activity in the Australasia and China GeoMarkets. Europe/CIS/Africa Area increased, on strong development, exploration and seismic activities in the Sub-Saharan Africa region, while the Russia and Central Asia region saw strong land activity in West Siberia and robust offshore projects in Sakhalin. Latin America was also higher due to solid progress on a Schlumberger Production Management (SPM) project in Ecuador and strong IPM results in Argentina.

North America revenue was essentially flat as a decline in land revenue was largely offset by the increase in offshore revenue. The decline in land revenue resulted from a reduction in rig count combined with pricing weakness in the areas of drilling, stimulation and wireline. The improvement in offshore revenue resulted from higher drilling and exploration activities.

On a Product Group basis, Reservoir Characterization and Drilling Group revenue increased 11% and 8%, respectively as a result of robust exploration and development activities in a number of international GeoMarkets and in North America offshore, particularly in the US Gulf of Mexico. Production Group revenue increased 6%, mostly from Well Intervention and Completions Technologies in the international GeoMarkets.

Second-quarter 2013 pretax operating margin of 20.4% grew 66 bps versus the same period last year, as International pretax operating margin expanded 173 bps to 22.0% while North America pretax operating margin declined 83 bps to 19.7%. The expansion in International margins was due to increased high-margin exploration, seismic and deepwater activities while North America margin contraction was due to pricing weakness.

Reservoir Characterization Group

Second-quarter 2013 revenue of $3.01 billion was 11.1% higher than the same period last year led by WesternGeco, Testing Services and Wireline Technologies, as a result of market share gains and higher exploration activity in both offshore and key international land markets.

Year-on-year, pretax operating margin increased 256 bps to 30.1%, largely due to the higher-margin exploration activities that benefited WesternGeco, Testing Services, and Wireline Technologies.

Drilling Group

Second-quarter 2013 revenue of $4.29 billion was 8% higher than the previous year primarily due to the robust demand for Drilling & Measurements services as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Sahara Africa, Russia and the Middle East & Asia Area and as rig count increased in key international land markets, namely in Saudi Arabia, China and Australia. M-I SWACO and Drilling Tools & Remedial Technologies expanded across all Areas and IPM grew on projects in Iraq, Australia and Argentina.

Year-on-year, pretax operating margin increased 44 bps to 18.7% primarily due to the increase in higher-margin activities of Drilling & Measurements that benefited from higher-margin exploration activities in North America offshore and in the international markets and improved profitability on IPM projects.

Production Group

Second-quarter 2013 revenue of $3.93 billion increased 6% year-on-year on increasing Well Intervention global coiled tubing activity and strong international sales of Completion products and Well Services technologies. Well Services revenue in North America declined on pricing weakness.

Year-on-year, pretax operating margin decreased 23 bps to 15.9% mainly due to decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

Six Months 2013 Compared to Six Months 2012

Product Groups

			(Stated in millions)
	Six Months 2013		Six Months 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$5,764	$1,633	$5,231	$1,384
Drilling	8,405	1,534	7,737	1,374
Production	7,684	1,181	7,241	1,209
Eliminations & other	(101)	(105)	(59)	(45)

	21,752	4,243	20,150	3,922

Corporate & other	—	(348)	—	(339)
Interest income (1)	—	9	—	16
Interest expense (1)	—	(185)	—	(156)
Charges and credits	—	572	—	(37)

	$21,752	$4,291	$20,150	$3,406

Geographic Areas

			(Stated in millions)
	Six Months 2013		Six Months 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$6,647	$1,289	$6,809	$1,470
Latin America	3,817	765	3,623	676
Europe/CIS/Africa	5,976	1,151	5,501	1,020
Middle East & Asia	5,073	1,203	4,046	861
Eliminations & other	239	(165)	171	(105)
	21,752	4,243	20,150	3,922

Corporate & other	—	(348)	—	(339)
Interest income (1)	—	9	—	16
Interest expense (1)	—	(185)	—	(156)
Charges and credits	—	572	—	(37)

	$21,752	$4,291	$20,150	$3,406

(1)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Six-month 2013 revenue of $21.8 billion increased 8% versus the same period last year with International Area revenue 13% higher while North America Area revenue declined 2%.

Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase. The increase was led by the Middle East & Asia Area mainly due to robust results in Saudi Arabia and Iraq, and sustained land and offshore drilling activity in the Australasia and China GeoMarkets. Europe/CIS/Africa Area increased on strong development, exploration and seismic activities in the Sub-Saharan Africa region while the Russia and Central Asia region saw strong land activity in West Siberia and robust offshore projects in Sakhalin. Latin America was also higher due to solid progress on a SPM project in Ecuador and strong IPM results in Argentina.

The decline in North America revenue was due to a reduction in rig count and pricing weakness in the areas of drilling, stimulation and wireline, although the pace of the downward pricing trend slowed during the second quarter. This decrease was offset, in part by an increase in offshore revenue as a result of higher drilling and exploration activities.

On a Product Group basis, Reservoir Characterization and Drilling Group revenue increased 10% and 9%, respectively, as a result of robust exploration and development activities in a number of international GeoMarkets and in North America offshore, particularly in the US Gulf of Mexico. Production Group revenue increased 6%, mostly from Well Intervention, Completions, Artificial Lift and Well Services Technologies in the international GeoMarkets.

Year-to-date 2013 pretax operating margin of 19.5% was flat versus the same period last year, as International pretax operating margin expanded 156 bps to 21.0% while North America pretax operating margin contracted 220 bps to 19.4%. The expansion in International margins was due to increased high-margin exploration, seismic and deepwater activities while the North America margin contraction was due to pricing weakness.

Reservoir Characterization Group

Six-month 2013 revenue of $5.76 billion was 10.2% higher than the same period last year, led by Testing Services, WesternGeco, SIS and Wireline Technologies, as a result of market share gains and higher exploration activity in both offshore and key international land markets.

Year-on-year, pretax operating margin increased 186 bps to 28.3%, largely due to the higher-margin exploration activities that benefited Testing Services, WesternGeco and Wireline Technologies.

Drilling Group

Six-month 2013 revenue of $8.40 billion was 9% higher than the previous year, primarily due to the robust demand for Drilling & Measurements services as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Sahara Africa, Russia and the Middle East & Asia Area and as rig count increased in key international land markets, namely in Saudi Arabia, China and Australia. Drilling Tools & Remedial and M-I SWACO Technologies expanded across all Areas and IPM grew on projects in Iraq, Australia and Argentina.

Year-on-year, pretax operating margin increased 49 basis points to 18.3% primarily due to the increase in higher-margin activities of Drilling & Measurements that benefited from exploration activities in North America offshore and in the international markets.

Production Group

Six-month 2013 revenue of $7.68 billion increased 6% year-on-year on increasing Well Intervention global coiled tubing activity and strong international sales of Completions products and Well Services technologies. Subsea and SPM also contributed to the growth. Well Services revenue in North America declined on pricing weakness.

Year-on-year, pretax operating margin decreased 133 bps to 15.4% mainly due to decline in margins for Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the second quarter and six months ended June 30, 2013 and 2012:

			(Stated in millions)
	Second Quarter		Six Months
	2013	2012	2013	2012
Equity in net earnings of affiliated companies	$24	$38	$52	$76
Interest income	6	7	11	16

	$30	$45	$63	$92

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2013 and 2012 were as follows:

	Second Quarter		Six Months
	2013	2012	2013	2012
Research & engineering	2.6%	2.8%	2.7%	2.8%
General & administrative	0.9%	1.0%	0.9%	1.0%

The effective tax rate for the second quarter of 2013 was 16.8% compared to 24.7% for the same period of 2012. The effective tax rate for the second quarter of 2013 was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. Excluding the impact of the second quarter 2013 charges and credits, the effective tax rate was 23.3%.

The effective tax rate for the six months ended June 30, 2013 was 19.9% compared to 24.4% for the same period of the prior year. The effective tax rate for the six months ended June 30, 2013 was also significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. Excluding the impact of the charges and credits, the effective tax rate was 23.5%

The decrease in the effective tax rate excluding charges and credits for both the three- and six-month periods ended June 30, 2013 as compared to the same periods of the prior year, is primarily attributable to the fact that Schlumberger generated a smaller percentage of its pretax earnings in North America in 2013 as compared to 2012.

CHARGES AND CREDITS

Schlumberger recorded the following charges and credits during the second quarter and the first six months of 2013 and 2012. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2013

The following is a summary of the second quarter 2013 charges and credits:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other

	$(664)	$19	$(683)

The following is a summary of the charges and credits during the first six months of 2013:

	(Stated in millions)
	Pretax	Tax	Net	Consolidated Statement of Income Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
Currency devaluation loss in Venezuela	92	—	92	Impairment & other

	$(572)	$19	$(591)

2012

Schlumberger recorded the following merger and integration-related charges related to its 2010 acquisitions of Smith and Geoservices. These amounts are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)
	Pretax	Tax	Net
First Quarter	$15	$2	$13
Second Quarter	22	1	21

	$37	$3	$34

CASH FLOW

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)
	Six Months ended Jun. 30,
	2013	2012
Net Debt, beginning of period	$(5,111)	$(4,850)
Income from continuing operations	3,436	2,573
Depreciation and amortization (1)	1,806	1,706
Gain on formation of OneSubsea	(1,028)	—
Non-cash charges	459	—
Stock-based compensation expense	168	167
Pension and other postretirement benefits expense	255	193
Pension and other postretirement benefits funding	(231)	(338)
Increase in working capital	(1,140)	(2,706)
Capital expenditures	(1,800)	(2,080)
Multiclient seismic data capitalized	(222)	(183)
Dividends paid	(781)	(701)
Stock repurchase program	(692)	(823)
Proceeds from employee stock plans	189	232
Business acquisitions, net of cash acquired	(117)	(682)
Proceeds from divestiture of Wilson distribution business	—	906
Payment for OneSubsea transaction	(600)	—
Currency effect on net debt	64	160
Other	(269)	(294)

Net Debt, end of period	$(5,614)	$(6,720)

(1)	Includes multiclient seismic data costs.

		(Stated in millions)
Components of Net Debt	Jun. 30, 2013	Jun. 30, 2012	Dec. 31, 2012
Cash	$2,586	$1,521	$1,905
Short-term investments	3,339	1,972	4,369
Fixed income investments, held to maturity	417	261	245
Short-term borrowings and current portion of long-term debt	(2,858)	(2,521)	(2,121)
Long-term debt	(9,098)	(7,953)	(9,509)

	$(5,614)	$(6,720)	$(5,111)

Key liquidity events during the first six months of 2013 and 2012 included:

•	During the second quarter of 2013, Schlumberger paid Cameron $600 million in connection with the formation of the OneSubsea joint venture.

•

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. Schlumberger had repurchased $7.8 billion of shares under this program as of June 30, 2013.

The following table summarizes the activity, during the six months ended June 30, under this share repurchase program:

	(Stated in millions except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Six months ended June 30, 2013	$692	9.3	$74.28
Six months ended June 30, 2012	$823	11.9	$69.13

On July 18, 2013, the Board approved a new $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

•

Cash flow provided by operations was $3.4 billion in the first six months of 2013 compared to $1.4 billion in the first six months of 2012 reflecting a lower increase in working capital requirements year-on-year.

•

Capital expenditures were $1.8 billion in the first six months of 2013 compared to $2.1 billion during the first six months of 2012. Capital expenditures for full year 2013 are expected to be approximately $3.9 billion as compared to $4.7 billion in 2012.

At times in recent quarters, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries. At June 30, 2013, only five of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only two, the United States and Mexico, represented greater than 10%.

As of June 30, 2013, Schlumberger had $5.9 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.0 billion with commercial banks, of which $3.1 billion was available and unused as of June 30, 2013. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Schlumberger had commercial paper of $650 million outstanding as of June 30, 2013.

Other Matters

During the first six months of 2013, certain non-US subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”). Schlumberger’s revenue for the six months ended June 30, 2013 attributable to this activity was $102 million, which resulted in a net loss of $69 million. During the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran. As a result, Schlumberger has classified the results of this business as a discontinued operation. All prior periods have been restated accordingly.

Schlumberger’s activity in Iran included obtaining services from and engaging in other dealings with the government of Iran that are incidental to operating in Iran, and the expenses of which are reflected in the results disclosed above. These services and other dealings consisted of paying taxes, duties, license fees and other typical governmental charges, along with payments for utilities, transportation, hotel accommodations, facility rentals, telecommunications services, newspaper advertisements, recreational and fitness memberships, and the purchase of routine office and similar supplies from entities associated with the government of Iran. Two non-U.S. subsidiaries of Schlumberger maintain depository accounts at Bank Saderat Iran (“Saderat”) and Bank Tejarat (“Tejarat”) for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger. One of the non-U.S. subsidiaries also maintains a depository account at Bank Sarmayeh (“Sarmayeh”) which, together with Tejarat, is used for payment of local expenses such as rent, taxes and utilities. Schlumberger anticipates that it will discontinue its dealings with Saderat, Sarmayeh and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; Schlumberger’s share repurchase program; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our second-quarter 2013 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

The information with respect to Item 1 is set forth under Note 13—Contingencies, in the Consolidated Financial Statements.

Item 1A.	Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock, which may be acquired in the open market or in negotiated transactions. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. As of June 30, 2013, $0.2 billion remained available for repurchase under the existing repurchase authorization. On July 18, 2013, the Board approved a new $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2013 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program

April 1 through April 30, 2013	2,057.2	$73.37	2,057.2	$535,643
May 1 through May 31, 2013	654.1	$73.75	654.1	$487,405
June 1 through June 30, 2013	4,127.4	$72.80	4,127.4	$186,916

	6,838.7	$73.07	6,838.7

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

* Exhibit 10.1—Employment Agreement dated June 11, 2013 and effective as of July 1, 2013, between Schlumberger Limited and Satish Pai. (+)

* Exhibit 10.2—Employment Agreement dated February 19, 2013 and effective as of March 1, 2013, between Schlumberger Limited and Kjell-Erik Oestdahl. (+)

* Exhibit 10.3—Fifth Amendment to Schlumberger 1994 Stock Option Plan. (+)

* Exhibit 10.4—Third Amendment to Schlumberger 1998 Stock Option Plan. (+)

* Exhibit 10.5—Second Amendment to Schlumberger 2001 Stock Option Plan. (+)

* Exhibit 10.6—Third Amendment to Schlumberger 2005 Stock Option Plan. (+)

* Exhibit 10.7—Second Amendment to Schlumberger 2008 Stock Option Plan. (+)

* Exhibit 10.8—First Amendment to Schlumberger 2010 Omnibus Stock Option Plan. (+)

* Exhibit 10.9—First Amendment to Schlumberger 2013 Omnibus Stock Incentive Plan. (+)

* Exhibit 10.10—Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan. (+)

* Exhibit 10.11—Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan. (+)

* Exhibit 10.12—Form of Restricted Stock Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan. (+)

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

* Exhibit 95—Mine Safety Disclosures.

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
(+)	Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited
(Registrant)

Date: July 24, 2013	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory