Form 10-Q
period 2013-09-30
SCHLUMBERGER LTD /NV/
filed 2013-10-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,316,954,935

SCHLUMBERGER LIMITED

Third Quarter 2013 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2013	2012	2013	2012
Revenue	$11,608	$10,498	$33,360	$30,648
Interest & other income	43	44	105	137
Gain on formation of OneSubsea	—	—	1,028	—
Expenses
Cost of revenue	8,926	8,237	26,047	24,124
Research & engineering	286	291	870	849
General & administrative	110	95	305	294
Merger & integration	—	32	—	68
Impairment & other	—	—	456	—
Interest	98	89	294	246
Income before taxes	2,231	1,798	6,521	5,204
Taxes on income	506	436	1,361	1,268
Income from continuing operations	1,725	1,362	5,160	3,936
Income (loss) from discontinued operations	—	65	(69)	211
Net income	1,725	1,427	5,091	4,147
Net income attributable to noncontrolling interests	10	3	23	20
Net income attributable to Schlumberger	$1,715	$1,424	$5,068	$4,127

Schlumberger amounts attributable to:
Income from continuing operations	$1,715	$1,359	$5,137	$3,916
Income (loss) from discontinued operations	—	65	(69)	211
Net income	$1,715	$1,424	$5,068	$4,127

Basic earnings per share of Schlumberger:
Income from continuing operations	$1.30	$1.02	$3.87	$2.94
Income (loss) from discontinued operations	—	0.05	(0.05)	0.16
Net income	$1.30	$1.07	$3.82	$3.10

Diluted earnings per share of Schlumberger:
Income from continuing operations	$1.29	$1.02	$3.84	$2.92
Income (loss) from discontinued operations	—	0.05	(0.05)	0.16
Net income	$1.29	$1.07	$3.79	$3.08
Average shares outstanding:
Basic	1,322	1,328	1,326	1,331
Assuming dilution	1,333	1,336	1,336	1,340

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)

	Third Quarter		Nine Months
	2013	2012	2013	2012
Net income	$1,725	$1,427	$5,091	$4,147
Currency translation adjustments
Unrealized net change arising during the period	95	138	(139)	45
Marketable securities
Unrealized (loss) gain arising during the period	(25)	—	58	—
Derivatives
Net derivatives gain (loss) on hedge transactions (see Note 11)	76	142	(27)	(35)
Reclassification to net income of net realized (gain) loss (see Note 11)	(30)	(92)	15	58
Pension and other postretirement benefit plans
Actuarial loss
Actuarial loss arising during the period	(18)	(14)	(23)	(35)
Amortization to net income of net actuarial loss (see Note 15)	73	51	224	137
Prior service cost
Amortization to net income of net prior service cost (see Note 15)	31	31	94	93
Income taxes on pension and other postretirement benefit plans	(9)	(8)	(40)	(31)
Comprehensive income	1,918	1,675	5,253	4,379
Comprehensive income attributable to noncontrolling interests	10	3	23	20
Comprehensive income attributable to Schlumberger	$1,908	$1,672	$5,230	$4,359

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)

	Sept. 30, 2013 (Unaudited)	Dec. 31, 2012

ASSETS
Current Assets
Cash	$3,149	$1,905
Short-term investments	3,286	4,369
Receivables less allowance for doubtful accounts
(2013—$254; 2012—$202)	12,057	11,351
Inventories	4,895	4,785
Deferred taxes	278	343
Other current assets	1,428	1,403
	25,093	24,156
Fixed Income Investments, held to maturity	363	245
Investments in Affiliated Companies	3,298	1,502
Fixed Assets less accumulated depreciation	14,828	14,780
Multiclient Seismic Data	650	518
Goodwill	14,623	14,585
Intangible Assets	4,732	4,802
Other Assets	1,536	959
	$65,123	$61,547
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,366	$8,453
Estimated liability for taxes on income	1,471	1,426
Long-term debt—current portion	1,876	1,163
Short-term borrowings	622	958
Dividends payable	418	368
	12,753	12,368
Long-term Debt	9,916	9,509
Postretirement Benefits	1,833	2,169
Deferred Taxes	1,479	1,493
Other Liabilities	1,111	1,150
	27,092	26,689
Equity
Common stock	12,108	11,912
Treasury stock	(7,208)	(6,160)
Retained earnings	36,711	32,887
Accumulated other comprehensive loss	(3,726)	(3,888)
Schlumberger stockholders’ equity	37,885	34,751
Noncontrolling interests	146	107
	38,031	34,858
	$65,123	$61,547

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Nine Months Ended Sept. 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,091	$4,147
Less: Loss (income) from discontinued operations	69	(211)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)..................................................................................................	2,737	2,570
Non-cash charges	459	—
Gain on formation of OneSubsea	(1,028)	—
Earnings of companies carried at equity, less dividends received	(46)	(87)
Deferred income taxes	16	(88)
Stock-based compensation expense	255	251
Pension and other postretirement benefits expense	388	298
Pension and other postretirement benefits funding	(468)	(462)
Change in assets and liabilities: (2)
Increase in receivables	(1,292)	(2,180)
Increase in inventories	(96)	(787)
Decrease (increase) in other current assets	28	(392)
Increase in other assets	(614)	(104)
Increase in accounts payable and accrued liabilities	189	340
Increase in liability for taxes on income	15	131
Increase (decrease) in other liabilities	2	(23)
Other	233	33
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,938	3,436
Cash flows from investing activities:
Capital expenditures	(2,753)	(3,161)
Multiclient seismic data capitalized	(300)	(260)
Business acquisitions, net of cash acquired	(544)	(713)
Payment for OneSubsea transaction	(600)	—
Sale of investments, net	963	221
Other	131	(124)
NET CASH USED IN INVESTING ACTIVITIES	(3,103)	(4,037)
Cash flows from financing activities:
Dividends paid	(1,196)	(1,067)
Proceeds from employee stock purchase plan	270	247
Proceeds from exercise of stock options	145	139
Stock repurchase program	(1,526)	(972)
Proceeds from issuance of long-term debt	2,267	2,788
Repayment of long-term debt	(1,211)	(1,718)
Net (decrease) increase in short-term borrowings	(306)	223
Other	3	15
NET CASH USED IN FINANCING ACTIVITIES	(1,554)	(345)
Cash flows from discontinued operations—operating activities	(2)	76
Cash flows from discontinued operations—investing activities	(28)	1,011
Cash flows from discontinued operations	(30)	1,087
Net increase in cash before translation effect	1,251	141
Translation effect on cash	(7)	6
Cash, beginning of period	1,905	1,705
Cash, end of period	$3,149	$1,852

(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

				(Stated in millions)
	Common Stock			Accumulated Other Comprehensive Loss		Total
January 1, 2013—September 30, 2013	Issued	In Treasury	Retained Earnings		Noncontrolling Interests
Balance, January 1, 2013	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858
Net income			5,068		23	5,091
Currency translation adjustments				(139)		(139)
Changes in unrealized gain on marketable securities				58		58
Changes in fair value of derivatives				(12)		(12)
Pension and other postretirement benefit plans				255		255
Shares sold to optionees, less shares exchanged	(31)	176				145
Vesting of restricted stock	(48)	48				—
Shares issued under employee stock purchase plan	18	252				270
Stock repurchase program		(1,526)				(1,526)
Stock-based compensation expense	255					255
Dividends declared ($0.9375 per share)			(1,244)			(1,244)
Other	2	2			16	20
Balance, September 30, 2013	$12,108	$(7,208)	$36,711	$(3,726)	$146	$38,031

				(Stated in millions)
	Common Stock			Accumulated Other Comprehensive Loss
January 1, 2012—September 30, 2012	Issued	In Treasury	Retained Earnings		Noncontrolling Interests	Total
Balance, January 1, 2012	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392
Net income			4,127		20	4,147
Currency translation adjustments				40		40
Changes in fair value of derivatives				23		23
Pension and other postretirement benefit plans				164		164
Shares sold to optionees, less shares exchanged	(63)	202				139
Vesting of restricted stock	(16)	16				—
Shares issued under employee stock purchase plan	16	231				247
Stock repurchase program		(972)				(972)
Stock-based compensation expense	251					251
Dividends declared ($0.825 per share)			(1,098)			(1,098)
Other	13	2		5	(42)	(22)
Balance, September 30, 2012	$11,840	$(6,200)	$31,889	$(3,325)	$107	$34,311

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)
	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2013	1,434	(106)	1,328
Shares sold to optionees, less shares exchanged	—	3	3
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	4	4
Stock repurchase program	—	(19)	(19)
Balance, September 30, 2013	1,434	(117)	1,317

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The December 31, 2012 balance sheet information has been derived from the Schlumberger 2012 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on January 31, 2013.

2. Charges and Credits

Schlumberger recorded the following charges and credits during the first nine months of 2013 and 2012:

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

The following is a summary of the charges and credits recorded during the second quarter of 2013:

	(Stated in millions)
				Consolidated Statement of Income Classification
	Pretax	Tax	Net
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
	$(664)	$19	$(683)

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

The following is a summary of the charges and credits recorded during the first nine months of 2013:

	(Stated in millions)
				Consolidated Statement of Income Classification
	Pretax	Tax	Net
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
Currency devaluation loss in Venezuela	92	—	92	Impairment & other
	$(572)	$19	$(591)

2012

Schlumberger recorded the following merger and integration-related charges in connection with its 2010 acquisitions of Smith International, Inc. and Geoservices.

These amounts are classified in Merger & integration in the Consolidated Statement of Income.

	(Stated in millions)
	Pretax	Tax	Net
First Quarter	$14	$1	$13
Second Quarter	22	1	21
Third Quarter	32	4	28
	$68	$6	$62

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)
	Third Quarter 2013			Third Quarter 2012
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Basic	$1,715	1,322	$1.30	$1,359	1,328	$1.02
Assumed exercise of stock options	—	7		—	5
Unvested restricted stock	—	4		—	3
Diluted	$1,715	1,333	$1.29	$1,359	1,336	$1.02

	Nine Months 2013			Nine Months 2012
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Basic	$5,137	1,326	$3.87	$3,916	1,331	$2.94
Assumed exercise of stock options	—	6		—	6
Unvested restricted stock	—	4		—	3
Diluted	$5,137	1,336	$3.84	$3,916	1,340	$2.92

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)
	2013	2012
Third Quarter	13	21
Nine Months	13	21

4. Acquisitions

On June 30, 2013, Schlumberger and Cameron completed the formation of OneSubsea, a joint venture to manufacture and develop products, systems and services for the subsea oil and gas market. Schlumberger and Cameron each contributed all of their respective subsea businesses to the joint venture and Schlumberger made a $600 million cash payment to Cameron. Schlumberger owns 40% of OneSubsea and accounts for this investment under the equity method. Schlumberger recognized a pretax and after-tax gain of $1.028 billion, which is classified as Gain on formation of OneSubsea in the Consolidated Statement of Income, as a result of the deconsolidation of its subsea business. This gain is equal to the difference between the fair value of the Schlumberger subsea business, which was determined based on the present value of its estimated future cash flows, and its carrying value at the time of closing.

During the first nine months of 2013, Schlumberger made certain other acquisitions and investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $544 million.

5. Inventories

A summary of inventories follows:

	(Stated in millions)
	Sept. 30, 2013	Dec. 31, 2012
Raw materials & field materials	$2,642	$2,519
Work in process	296	349
Finished goods	1,957	1,917
	$4,895	$4,785

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Sept. 30, 2013	Dec. 31, 2012
Property, plant & equipment	$34,571	$33,168
Less: Accumulated depreciation	19,743	18,388
	$14,828	$14,780

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2013	2012
Third Quarter	$788	$730
Nine Months	$2,324	$2,144

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2013 was as follows:

(Stated in millions)
Balance at December 31, 2012	$518
Capitalized in period	300
Charged to expense	(168)
Balance at September 30, 2013	$650

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2013 were as follows:

	(Stated in millions)
	Reservoir Characterization	Drilling	Production	Total
Balance at December 31, 2012	$3,760	$8,337	$2,488	$14,585
Acquisitions	4	3	247	254
Divestiture of business	—	—	(150)	(150)
Impact of changes in exchange rates	(24)	(23)	(19)	(66)
Balance at September 30, 2013	$3,740	$8,317	$2,566	$14,623

9. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

					(Stated in millions)
	Sept. 30, 2013			Dec. 31, 2012
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,958	$563	$1,395	$1,967	$474	$1,493
Tradenames	1,647	240	1,407	1,647	188	1,459
Customer Relationships	2,235	381	1,854	2,115	312	1,803
Other	407	331	76	369	322	47
	$6,247	$1,515	$4,732	$6,098	$1,296	$4,802

Amortization expense charged to income was as follows:

	(Stated in millions)
	2013	2012
Third Quarter	$80	$84
Nine Months	$244	$245

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at September 30, 2013, amortization charged to income for the subsequent five years is estimated to be: remainder of 2013—$89 million; 2014—$349 million; 2015—$339 million; 2016—$321 million; 2017—$307 million; and 2018—$300 million.

10. Long-term Debt

A summary of Long-term Debt follows:

	(Stated in millions)
	Sept. 30, 2013	Dec. 31 2012
3.30% Senior Notes due 2021	$1,596	$1,595
4.50% Guaranteed Notes due 2014	—	1,324
2.75% Guaranteed Notes due 2015	1,347	1,318
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,099	1,099
1.25% Senior Notes due 2017	999	999
2.40% Senior Notes due 2022	998	998
2.65% Senior Notes due 2016	500	500
Floating Rate Senior Notes due 2014	—	300
Commercial paper borrowings	1,700	—
Other	578	277
	$9,916	$9,509

The estimated fair value of Schlumberger’s Long-term Debt at September 30, 2013 and December 31, 2012, based on quoted market prices, was $10.0 billion and $9.9 billion, respectively.

11. Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivative transactions for speculative purposes.

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

At September 30, 2013, Schlumberger recognized a cumulative net $18 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At September 30, 2013, contracts were outstanding for the US dollar equivalent of $6.4 billion in various foreign currencies, of which $3.2 billion related to hedges of debt denominated in currencies other than the functional currency.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.

At September 30, 2013, Schlumberger had fixed rate debt aggregating $9.0 billion and variable rate debt aggregating $3.4 billion.

Short-term investments and Fixed income investments, held to maturity, totaled $3.6 billion at September 30, 2013, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Sept. 30, 2013	Dec. 31, 2012
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$66	$26	Other current assets
Foreign exchange contracts	3	22	Other Assets
Interest rate swaps	—	2	Other Assets
	$69	$50
Derivatives not designated as hedges:
Foreign exchange contracts	$12	$10	Other current assets
Foreign exchange contracts	5	6	Other Assets
	$17	$16
	$86	$66
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$12	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	3	19	Other Liabilities
	$15	$99
Derivatives not designated as hedges:
Foreign exchange contracts	$6	$3	Accounts payable and accrued liabilities
	$21	$102

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months		Consolidated Statement of Income Classification
	2013	2012	2013	2012
Derivatives designated as fair value hedges:
Foreign exchange contracts	$—	$(58)	$—	$(58)	Cost of revenue
Interest rate swaps	—	1	(2)	2	Interest expense
	$—	$(57)	$(2)	$(56)
Derivatives not designated as hedges:
Foreign exchange contracts	$31	$(22)	$8	$10	Cost of revenue
	$31	$(22)	$8	$10

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other Comprehensive Loss (AOCL) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from AOCL into Income
	Third Quarter		Nine Months		Consolidated Statement of Income Classification
	2013	2012	2013	2012
Foreign exchange contracts	$33	$97	$(8)	$(48)	Cost of revenue
Foreign exchange contracts	(3)	(5)	(7)	(10)	Research & engineering
	$30	$92	$(15)	$(58)

	(Stated in millions)
	Gain (Loss) Recognized in AOCL
	Third Quarter		Nine Months
	2013	2012	2013	2012
Foreign exchange contracts	$76	$142	$(27)	$(35)

12. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2013	2012	2013	2012
United States	$494	$455	$1,425	$1,578
Outside United States	1,737	1,343	5,096	3,626
	$2,231	$1,798	$6,521	$5,204

There were no charges or credits in the third quarter of 2013.  Schlumberger recorded pretax charges of $32 million ($20 million in the US and $12 million outside of the US) during the third quarter of 2012.

Schlumberger recorded net pretax credits of $572 million during the nine months ended September 30, 2013 ($53 million of charges in the US and $625 million of net credits outside of the US) and pretax charges of $68 million during the nine months ended September 30, 2012 ($41 million in the US and $27 million outside the US).  These charges and credits are included in the table above and are more fully described in Note 2 — Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Sept. 30, 2013	Dec. 31, 2012
Postretirement benefits, net	$486	$543
Intangible assets	(1,464)	(1,490)
Investments in non-US subsidiaries	(317)	(317)
Other, net	94	114
	$(1,201)	$(1,150)

The above deferred tax balances at September 30, 2013 and December 31, 2012 were net of valuation allowances relating to net operating losses in certain countries of $237 million and $256 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2013	2012	2013	2012
Current:
United States — Federal	$116	$195	$435	$556
United States — State	16	16	51	51
Outside United States	313	283	859	749
	$445	$494	$1,345	$1,356
Deferred:
United States — Federal	$36	$(66)	$12	$(91)
United States — State	2	(2)	(1)	(4)
Outside United States	26	10	28	3
Valuation allowance	(3)	—	(23)	4
	$61	$(58)	$16	$(88)
	$506	$436	$1,361	$1,268

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2013	2012	2013	2012
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	—	—	1
Non-US income taxed at different rates	(12)	(10)	(12)	(11)
Charges and credits (See Note 2)	—	—	(2)	—
Other	—	(1)	—	(1)
Effective income tax rate	23%	24%	21%	24%

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

14. Segment Information

	(Stated in millions)
	Third Quarter 2013		Third Quarter 2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$3,232	$983	$2,835	$799
Drilling	4,415	894	4,035	727
Production	4,024	707	3,655	537
Eliminations & other	(63)	(88)	(27)	21
	11,608	2,496	10,498	2,084
Corporate & other	—	(179)	—	(177)
Interest income (1)	—	6	—	8
Interest expense (2)	—	(92)	—	(85)
Charges and credits (see Note 2)	—	—	—	(32)
	$11,608	$2,231	$10,498	$1,798

(1) Excludes interest income included in the segment results ($3 million in 2013; $— million in 2012).

(2) Excludes interest expense included in the segment results ($6 million in 2013; $3 million in 2012).

	(Stated in millions)
	Nine Months 2013		Nine Months 2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$8,996	$2,616	$8,066	$2,183
Drilling	12,820	2,429	11,772	2,102
Production	11,708	1,888	10,896	1,746
Eliminations & other	(164)	(193)	(86)	(26)
	33,360	6,740	30,648	6,005
Corporate & other	—	(529)	—	(516)
Interest income (1)	—	15	—	24
Interest expense (2)	—	(277)	—	(241)
Charges and credits (see Note 2)	—	572	—	(68)
	$33,360	$6,521	$30,648	$5,204

(1) Excludes interest income included in the segment results ($5 million in 2013; $— million in 2012).

(2) Excludes interest expense included in the segment results ($17 million in 2013; $5 million in 2012).

15. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	Third Quarter				Nine Months
	2013		2012		2013		2012
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost — benefits earned during period	$19	$28	$17	$21	$60	$95	$51	$63
Interest cost on projected benefit obligation	38	65	38	62	113	189	114	178
Expected return on plan assets	(47)	(88)	(46)	(82)	(150)	(288)	(139)	(242)
Amortization of prior service cost	3	29	3	30	9	88	9	90
Amortization of net loss	28	42	26	22	91	116	72	52
	$41	$76	$38	$53	$123	$200	$107	$141

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Third Quarter		Nine Months
	2013	2012	2013	2012
Service cost — benefits earned during period	$12	$7	$36	$21
Interest cost on accumulated postretirement benefit obligation	14	14	42	44
Expected return on plan assets	(9)	(8)	(28)	(22)
Amortization of prior service cost	(1)	(2)	(3)	(6)
Amortization of net loss	2	3	17	13
	$18	$14	$64	$50

16. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
	Currency Translation Adjustments	Fair Value of Derivatives	Pension and Other Postretirement Benefit Plans	Unrealized Gains on Marketable Securities	Total
Balance, January 1, 2013	$(918)	$30	$(3,141)	$141	$(3,888)
Other comprehensive income (loss) before reclassifications	(139)	(27)	(23)	58	(131)
Amounts reclassified from accumulated other comprehensive loss	—	15	318	—	333
Income taxes	—	—	(40)	—	(40)
Net other comprehensive income (loss)	(139)	(12)	255	58	162
Balance, September 30, 2013	$(1,057)	$18	$(2,886)	$199	$(3,726)

	(Stated in millions)
	Currency Translation Adjustments	Fair Value of Derivatives	Pension and Other Postretirement Benefit Plans	Unrealized Gains on Marketable Securities	Total
Balance, January 1, 2012	$(993)	$(26)	$(2,538)	$—	$(3,557)
Other comprehensive income (loss) before reclassifications	45	(35)	(35)	—	(25)
Amounts reclassified from accumulated other comprehensive loss	—	58	230	—	288
Income taxes	—	—	(31)	—	(31)
Net other comprehensive income	45	23	164	—	232
Balance, September 30, 2012	$(948)	$(3)	$(2,374)	$—	$(3,325)

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

The following table summarizes the results of these discontinued operations (in millions):

	Third Quarter		Nine Months
	2013	2012	2013	2012
Revenue	$—	$110	$102	$1,308
Income (loss) before taxes	$—	$59	$(63)	$221
Tax expense	—	(6)	(6)	(33)
Net income attributable to noncontrolling interests	—	—	—	(5)
Gain on divestiture, net of tax	—	12	—	28
Income (loss) from discontinued operations	$—	$65	$(69)	$211

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2013 Compared to Second Quarter 2013

Product Groups

	(Stated in millions)
	Third Quarter 2013		Second Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$3,232	$983	$3,014	$908
Drilling	4,415	894	4,292	804
Production	4,024	707	3,926	625
Eliminations & other	(63)	(88)	(50)	(59)
	11,608	2,496	11,182	2,278
Corporate & other	—	(179)	—	(181)
Interest income (1)	—	6	—	4
Interest expense (1)	—	(92)	—	(92)
Charges and credits	—	—	—	664
	$11,608	$2,231	$11,182	$2,673

Geographic Areas

	(Stated in millions)
	Third Quarter 2013		Second Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,602	$730	$3,357	$662
Latin America	1,934	399	1,913	394
Europe/CIS/Africa	3,178	714	3,125	643
Middle East & Asia	2,801	730	2,667	655
Eliminations & other	93	(77)	120	(76)
	11,608	2,496	11,182	2,278
Corporate & other	—	(179)	—	(181)
Interest income (1)	—	6	—	4
Interest expense (1)	—	(92)	—	(92)
Charges and credits	—	—	—	664
	$11,608	$2,231	$11,182	$2,673

(1)	Excludes interest income and interest expense included in the Product Group and Geographical Area results.

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

OILFIELD SERVICES

Third-quarter revenue of $11.61 billion was up 4% sequentially with International Area revenue of $7.91 billion growing $209 million, or 3% sequentially, while North America Area revenue of $3.60 billion increased $245 million, or 7% sequentially.

Reservoir Characterization Group revenue of $3.23 billion grew 7% while Drilling Group revenue of $4.41 billion increased 3%.  These increases were due to strong exploration and drilling activity, both offshore and in key international land markets that benefited Wireline, Testing Services, Drilling & Measurements and M-I SWACO Technologies.  WesternGeco revenue also increased from improved global marine vessel activity leading to high asset utilization during the quarter.  Production Group revenue of $4.02 billion grew 3% despite the transfer of the Schlumberger subsea business at the end of the second quarter to OneSubsea, a Cameron/Schlumberger joint venture.  Excluding this effect, the Production Group revenue grew 6% sequentially mainly from strong results in Well Services, Completions & Artificial Lift Technologies and Schlumberger Production Management (SPM) projects. The seasonal rebound in Western Canada following the spring break-up accounted for the majority of the sequential increase in Well Services activity with a significant amount also coming from improved efficiency in US land hydraulic fracturing services that enabled deployment of four additional fleets from existing equipment despite continued pricing weakness.

Geographically, North America led the increase with revenue of $3.60 billion growing 7%. The performance in North America was driven by the offshore business setting a new high for quarterly revenue, Western Canada land rebounding from the seasonal spring break-up in the previous quarter, and US land being up from improved efficiency, growing new technology penetration, and market share gains.  Middle East & Asia revenue of $2.80 billion increased 5%, mainly from continued growth across a diversified portfolio of projects and activities in Saudi Arabia and Iraq, while high growth rates were posted in the United Arab Emirates and Qatar.  Strong WesternGeco marine vessel activity in the Brunei, Malaysia & Philippines and Indonesia GeoMarkets, and increased land drilling and stimulation activities in China also contributed to the strong results.  Europe/CIS/Africa revenue of $3.18 billion increased 2% from high WesternGeco marine vessel activity in the North Sea and Equatorial Guinea and peak summer drilling and exploration activity in Russia and Central Asia, while Angola and North Africa activity continued to be subdued by project delays.  Europe/CIS/Africa revenue for the third quarter reflects the absence of the results of the subsea business that was transferred to the OneSubsea joint venture in the second quarter of 2013.  Excluding the effect of this business transfer, the revenue for Europe/CIS/Africa grew 5%.  Latin America revenue of $1.93 billion grew 1% with strong sequential growth posted in Venezuela and Argentina.  Higher incremental production results from the SPM project in Ecuador also contributed to growth.  These increases, however, were partially offset by a decrease in Brazil due to lower rig count, both on land and in deepwater.

Third-quarter pretax operating income of $2.50 billion was up 10% sequentially. International pretax operating income of $1.84 billion increased 9% sequentially, while North America pretax operating income of $730 million increased 10% sequentially.

Sequentially, pretax operating margin of 21.5% increased 114 basis points (bps), as International pretax operating margin expanded 134 bps to 23.3%.  Middle East & Asia posted a 151-bps sequential margin improvement to reach 26.1%, Europe/CIS/Africa increased by 189 bps to 22.5%, while Latin America was steady at 20.6%.  The expansion in International margins was due to strong results in Russia & Central Asia resulting from deployment of higher-margin technologies during the peak summer drilling and exploration campaigns.  Increased high-margin wireline and seismic activities also helped boost international margins further in Middle East & Asia as exploration work increased.  North America pretax operating margin increased 57 bps sequentially to 20.3% as Western Canada recovered following the previous quarter’s seasonal spring break-up.  US land margin continued to expand on improving efficiency, better utilization, and lower raw material costs in pressure pumping stimulation services.  North America offshore operating margin continued to grow on increasing activity and technology deployment but overall results decreased sequentially due to lower multiclient sales during the quarter.

Sequentially by Product Group, Reservoir Characterization Group pretax operating margin expanded 27 bps to 30.4% due to strong exploration activities that benefited Wireline and Testing Services Technologies.  The pretax operating margin of the Drilling Group increased 154 bps to 20.3% through improved Drilling & Measurements operational performance and increased profitability on Integrated Project Management (IPM) projects in the Latin America and Middle East & Asia Areas.  Production Group pretax operating margin increased 165 bps to 17.6% on improved profitability in Well Services as Western Canada recovered from the previous quarter’s spring break-up and US land margin continued to expand on improving efficiency, better utilization, and lower raw material costs.  SPM projects in Latin America and Asia also continued to be accretive to the group’s expanding margins.

Reservoir Characterization Group

Third-quarter revenue of $3.23 billion increased 7% sequentially.  Pretax operating income of $983 million was 8% higher sequentially.

Sequentially, the increase in revenue was driven primarily by higher use of Wireline and Testing Services technologies as a result of strong exploration activity in the Middle East & Asia and Europe/CIS/Africa Areas. This was particularly marked in Russia & Central Asia where drilling & exploration activity increased during the summer.  WesternGeco revenue also increased sequentially from improved global marine vessel activity leading to high asset utilization during the quarter, although the effect of this was partially offset by sequentially lower multiclient sales.

Pretax operating margin of 30.4% increased 27 bps sequentially from robust higher-margin exploration activity for Wireline in Russia and the Middle East & Asia Area, while Testing Services across all Areas also contributed to the group’s expanding margin.

Drilling Group

Third-quarter revenue of $4.41 billion increased 3% over the prior quarter. Pretax operating income of $894 million was 11% higher than the second quarter.

Sequentially, revenue increased primarily on strong M-I SWACO performance from the rebound of Western Canada land activity, increased deepwater work in North America, and increased activity in Mexico and Russia.  Strong Drilling & Measurements activity in the Middle East & Asia Area, in Russia, and offshore North America also contributed to growth.

Sequentially, pretax operating margin grew 154 bps to 20.3% as a result of improved profitability in Drilling & Measurements due to stronger activity and a more favorable geographical and technology mix.  Improved profitability on IPM projects in the Middle East & Asia and Latin America Areas continued to contribute to the group’s expanding margins.

Production Group

Third-quarter revenue of $4.02 billion increased 3% sequentially. Pretax operating income of $707 million was 13% higher sequentially.

The group’s revenue increased 3% despite the transfer of the subsea business to the OneSubsea joint venture.  Excluding the effect of the transfer of this business, the group grew 6% mainly from strong results in Well Services, Completions, Artificial Lift and SPM.  The rebound from the seasonal spring break-up in Western Canada accounted for the majority of the sequential increase in Well Services while a significant proportion came through improved efficiency in the US land hydraulic fracturing market with the deployment of additional fleets and crews from existing assets despite continued pricing weakness.  Strong sales of Completions and Artificial Lift products in the Latin America and Middle East & Asia Areas also contributed to growth.

Pretax operating margin of 17.6% increased 165 bps sequentially on improved profitability in Well Services as Western Canada recovered from the previous quarter’s seasonal spring break-up and US land margin continued to expand on improving efficiency, better utilization, and lower raw material costs.  SPM projects in Latin America and Asia also continued to be accretive to the group’s expanding margins.

Third Quarter 2013 Compared to Third Quarter 2012

Product Groups

	(Stated in millions)
	Third Quarter 2013		Third Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$3,232	$983	$2,835	$799
Drilling	4,415	894	4,035	727
Production	4,024	707	3,655	537
Eliminations & other	(63)	(88)	(27)	21
	11,608	2,496	10,498	2,084

Corporate & other	—	(179)	—	(177)
Interest income (1)	—	6	—	8
Interest expense (1)	—	(92)	—	(85)
Charges and credits	—	—	—	(32)
	$11,608	$2,231	$10,498	$1,798

Geographic Areas

	(Stated in millions)
	Third Quarter 2013		Third Quarter 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,602	$730	$3,303	$612
Latin America	1,934	399	1,860	333
Europe/CIS/Africa	3,178	714	2,984	645
Middle East & Asia	2,801	730	2,244	511
Eliminations & other	93	(77)	107	(17)
	11,608	2,496	10,498	2,084

Corporate & other	—	(179)	—	(177)
Interest income (1)	—	6	—	8
Interest expense (1)	—	(92)	—	(85)
Charges and credits	—	—	—	(32)
	$11,608	$2,231	$10,498	$1,798

(1)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Third-quarter 2013 revenue of $11.61 billion was 11% higher than the same period last year with International Area revenue of $7.91 billion increasing 12% while North America Area revenue of $3.60 billion was up 9%.

Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase.  The increase was led by the Middle East & Asia Area increasing 25%, mainly from robust results across a diversified portfolio of projects and activities in Saudi Arabia, Iraq and United Arab Emirates; increased seismic surveys across Asia; and sustained land and offshore drilling activity in the Australasia and China GeoMarkets.  Europe/CIS/Africa Area increased 7% led by the Russia and Central Asia region on strong land activity in West Siberia and robust offshore projects in Sakhalin.  The Sub-Saharan Africa region increased on strong development, exploration and seismic activities as well.  Latin America Area was 4% higher, mainly due to solid progress on an SPM project in Ecuador and strong IPM results in Argentina.

North America growth was driven by increased offshore revenue as a result of higher drilling and exploration activities.  The land business continues to experience pricing weakness in the areas of drilling, stimulation and wireline, although this was more than offset by increased service intensity, improved efficiency, market share gains and new technology penetration.

Reservoir Characterization revenue of $3.23 billion grew 14% while Drilling Group revenue of $4.41 billion increased 9%.  These increases were a result of robust exploration and development activities in a number of international GeoMarkets and in North America offshore, particularly in the US Gulf of Mexico.  Production Group revenue of $4.02 billion grew 10%.

Third-quarter 2013 pretax operating income of $2.50 billion grew $413 million, or 20% versus the same period last year with International pretax operating income of $1.84 billion increasing 24%, while North America pretax operating income of $730 million increased 19%.

Third-quarter 2013 pretax operating margin of 21.5% grew 166 bps versus the same period last year, as International pretax operating margin expanded 227 bps to 23.3% while North America pretax operating margin increased 176 bps to 20.3%.  The expansion in International margins was due to increased high-margin exploration, seismic and deepwater activities while the North America margin improvement was from improved efficiency, better utilization and lower raw material costs despite the weak pricing environment.

Reservoir Characterization Group

Third-quarter 2013 revenue of $3.23 billion was 14.0% higher than the same period last year due to market share gains and higher exploration activity in both offshore and key international land markets.

Year-on-year, pretax operating margin increased 224 bps to 30.4% largely due to the higher-margin exploration activities that benefited Wireline and Testing Services and increased Schlumberger Information Services software sales.

Drilling Group

Third-quarter 2013 revenue of $4.41 billion was 9% higher than the previous year primarily due to the robust demand for Drilling & Measurements services as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Sahara Africa, Russia and the Middle East & Asia Area and as rig count increased in key international land markets, namely in Saudi Arabia, China and Australia.  M-I SWACO and Drilling Tools & Remedial Technologies expanded across all Areas and IPM grew on projects in Iraq, Australia and Argentina.

Year-on-year, pretax operating margin increased 224 bps to 20.3% primarily due to the increase in higher-margin activities of Drilling & Measurements that benefited from higher-margin exploration activities in North America offshore and in the international markets and improved profitability on IPM projects.

Production Group

Third-quarter 2013 revenue of $4.02 billion increased 10% year-on-year on increasing Well Services and Well Intervention activity, strong international sales of Completion and Artificial Lift products and increased SPM project results.  While North America land rig count declined, well & stage counts increased through drilling efficiency.  Well Services revenue in North America increased despite pricing weakness on improved efficiency with the deployment of additional fleets and crews from existing assets.

Year-on-year, pretax operating margin increased 289 basis points to 17.6% mainly due to Well Services margin expansion mainly in US land due to improving efficiency, better asset utilization and lower raw material costs against the backdrop of a weak pricing environment.  SPM projects in Latin America and Asia also continued to be accretive to the group’s expanding margins.

Nine Months 2013 Compared to Nine Months 2012

Product Groups

	(Stated in millions)
	Nine Months 2013		Nine Months 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$8,996	$2,616	$8,066	$2,183
Drilling	12,820	2,429	11,772	2,102
Production	11,708	1,888	10,896	1,746
Eliminations & other	(164)	(193)	(86)	(26)
	33,360	6,740	30,648	6,005

Corporate & other	—	(529)	—	(516)
Interest income (1)	—	15	—	24
Interest expense (1)	—	(277)	—	(241)
Charges and credits	—	572	—	(68)
	$33,360	$6,521	$30,648	$5,204

Geographic Areas

	(Stated in millions)
	Nine Months 2013		Nine Months 2012
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$10,249	$2,019	$10,112	$2,082
Latin America	5,751	1,164	5,483	1,010
Europe/CIS/Africa	9,154	1,865	8,485	1,666
Middle East & Asia	7,874	1,933	6,290	1,372
Eliminations & other	332	(241)	278	(125)
	33,360	6,740	30,648	6,005

Corporate & other	—	(529)	—	(516)
Interest income (1)	—	15	—	24
Interest expense (1)	—	(277)	—	(241)
Charges and credits	—	572	—	(68)
	$33,360	$6,521	$30,648	$5,204

(1)	Excludes interest included in the Product Group and Geographical Area results.

OILFIELD SERVICES

Nine-month 2013 revenue of $33.36 billion grew $2.71 billion, or 9% versus the same period last year with International Area revenue of $22.78 billion increasing $2.52 billion, or 12%, while North America Area revenue of $10.25 billion increased $136 million, or 1%.

Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase.  The increase was led by the Middle East & Asia Area increasing 25%, mainly from robust results across a diversified portfolio of projects and activities in Saudi Arabia, Iraq, and United Arab Emirates; increased seismic surveys across Asia; and sustained land and offshore drilling activity in the Australasia and China GeoMarkets.  Europe/CIS/Africa Area increased 8%, led by the Russia and Central Asia region on strong land activity in West Siberia and robust offshore projects in Sakhalin.  The Sub-Saharan Africa region increased on strong development, exploration and seismic activities as well.  Latin America Area was 5% higher, mainly due to solid progress on an SPM project in Ecuador and strong IPM results in Argentina.

North America growth was driven by increased offshore revenue as a result of higher drilling and exploration activities.  This increase was largely offset by a decline in land as a result of a reduction in rig count and pricing weakness in the areas of drilling, stimulation and wireline, although the downward pricing trend slowed during the second and third quarters.

Reservoir Characterization and Drilling Group (primarily Drilling & Measurements, M-I SWACO and Drilling Tools & Remedial) revenue increased 12% and 9%, respectively as a result of robust exploration and development activities in a number of international GeoMarkets and in North America offshore, particularly in the US Gulf of Mexico.  Production Group revenue was up 7% mostly from Well Intervention, Completions, Artificial Lift, SPM and Well Services Technologies in the international GeoMarkets.

Year-to-date 2013 pretax operating income of $6.74 billion grew $734 million, or 12% versus the same period last year with International pretax operating income of $4.96 billion increasing 23%, while North America pretax operating income of $2.02 billion declined 3%.

Year-to-date 2013 pretax operating margin of 20.2% increased 61 bps versus the same period last year, as International pretax operating margin expanded 180 bps to 21.8% while North America pretax operating margin contracted 88 bps to 19.7%.  The expansion in International margins was due to increased high-margin exploration, seismic and deepwater activities while the North American margin contraction was due to pricing weakness.

Reservoir Characterization Group

Nine-month 2013 revenue of $9.00 billion was 12% higher than the same period last year due to market share gains and higher exploration activity in both offshore and key international land markets.

Year-on-year, pretax operating margin increased 201 basis points to 29.1% largely due to the higher-margin exploration activities that benefited Testing Services, WesternGeco and Wireline Technologies.

Drilling Group

Nine-month 2013 revenue of $12.82 billion was 9% higher than the previous year primarily due to the robust demand for Drilling & Measurements services as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Sahara Africa, Russia and the Middle East & Asia Area and rig count increases in key international land markets, namely in Saudi Arabia, China and Australia.  Drilling Tools & Remedial and M-I SWACO Technologies expanded across all Areas and IPM grew strongly on projects in Iraq, Australia and Argentina.

Year-on-year, pretax operating margin increased 109 bps to 18.9% primarily due to the increase in higher-margin activities of Drilling & Measurements that benefited from higher-margin exploration activities in North America offshore and in the international markets.

Production Group

Nine-month 2013 revenue of $11.71 billion increased 7% year-on-year on increasing Well Intervention activity and strong international sales of Completion and Artificial Lift products and Well Services technologies.  SPM also posted strong growth.  While North America land rig count declined, well & stage counts increased through drilling efficiency.  Despite the efficiency-driven activity increase, Well Services revenue in North America declined on pricing weakness.

Year-on-year, pretax operating margin increased slightly by 10 bps to 16.1%.  Margin expanded on improving profitability in SPM, Completions and Artificial Lift but this was offset by a decline in margins of Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2013 and 2012:

	(Stated in millions)
	Third Quarter		Nine Months
	2013	2012	2013	2012
Equity in net earnings of affiliated companies	$34	$36	$84	$112
Interest income	9	8	21	25
	$43	$44	$105	$137

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2013 and 2012 were as follows:

	Third Quarter		Nine Months
	2013	2012	2013	2012
Research & engineering	2.5%	2.8%	2.6%	2.8%
General & administrative	0.9%	0.9%	0.9%	1.0%

The effective tax rate for the third quarter of 2013 was 22.7% compared to 24.2% for the same period of 2012.

The effective tax rate for the nine months ended September 30, 2013 was 20.9% compared to 24.4% for the same period of the prior year. The effective tax rate for the nine months ended September 30, 2013 was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. Excluding the impact of charges and credits, the effective tax rate for the nine months ended September 30, 2013 was 23.2% compared to 24.2% in the prior year. The decrease in the effective tax rate excluding charges and credits for the nine-month period ended September 30, 2013 as compared to the same period of the prior year, is primarily attributable to the fact that Schlumberger generated a smaller percentage of its pretax earnings in North America in 2013 as compared to 2012.

CHARGES AND CREDITS

Schlumberger recorded no charges or credits during the third quarter of 2013.   The following charges and credits were recorded during the first nine months of 2013 and 2012. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2013

The following is a summary of the charges and credits during the first nine months of 2013:

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

Details of Net Debt follow:

	(Stated in millions)
	Nine Months ended Sept. 30,
	2013	2012
Net Debt, beginning of period	$(5,111)	$(4,850)
Income from continuing operations	5,160	3,936
Depreciation and amortization (1)	2,737	2,570
Gain on formation of OneSubsea	(1,028)	—
Non-cash charges	459	—
Stock-based compensation expense	255	251
Pension and other postretirement benefits expense	388	298
Pension and other postretirement benefits funding	(468)	(462)
Increase in working capital	(1,182)	(2,831)
Capital expenditures	(2,753)	(3,161)
Multiclient seismic data capitalized	(300)	(260)
Dividends paid	(1,196)	(1,067)
Stock repurchase program	(1,526)	(972)
Proceeds from employee stock plans	415	386
Business acquisitions, net of cash acquired	(544)	(713)
Payment for OneSubsea transaction	(600)	—
Proceeds from divestiture of Wilson distribution business	—	906
Proceeds from divestiture of CE Franklin business	—	122
Currency effect on net debt	(43)	49
Other	(279)	(385)
Net Debt, end of period	$(5,616)	$(6,183)

(1)	Includes multiclient seismic data costs.

		(Stated in millions)
Components of Net Debt	Sept. 30, 2013	Sept. 30, 2012	Dec. 31, 2012
Cash	$3,149	$1,852	$1,905
Short-term investments	3,286	2,908	4,369
Fixed income investments, held to maturity	363	246	245
Short-term borrowings and current portion of long-term debt	(2,498)	(1,792)	(2,121)
Long-term debt	(9,916)	(9,397)	(9,509)
	$(5,616)	$(6,183)	$(5,111)

Key liquidity events during the first nine months of 2013 and 2012 included:

•	During the second quarter of 2013, Schlumberger paid Cameron $600 million in connection with the formation of the OneSubsea joint venture.

•

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. This program was completed during July r of 2013. On July 18, 2013, the Board approved a new $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018. Schlumberger had repurchased $0.6 billion of shares under this new share repurchase program as of September 30, 2013.

The following table summarizes the activity, during the nine months ended September 30, under these share repurchase programs:

	(Stated in millions except per share amounts)
	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
Nine months ended September 30, 2013	$1,526	19.4	$78.61
Nine months ended September 30, 2012	$972	14.1	$68.99

•

Cash flow provided by operations was $5.9 billion in the first nine months of 2013 compared to $3.4 billion in the first nine months of 2012 primarily reflecting a lower increase in working capital requirements year-on-year.

•

Capital expenditures were $2.8 billion in the first nine months of 2013 compared to $3.2 billion during the first nine months of 2012. Capital expenditures for full year 2013 are expected to be approximately $3.9 billion as compared to $4.7 billion in 2012.

In recent months, Schlumberger began experiencing delays in payment from OGX Petroleo e Gas SA (“OGX”), one of its customers in Brazil.  OGX is currently experiencing liquidity issues and is pursuing various options.  As of September 30, 2013, Schlumberger had outstanding accounts receivable due from OGX of approximately $195 million.  At this time, it is not possible to predict the ultimate outcome of this situation.  Depending upon the ultimate outcome, Schlumberger may be required to write-off a portion or all of these receivables in future periods.

At times in recent quarters, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries. At September 30, 2013, only five of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only two, the United States and Mexico, represented greater than 10%.

As of September 30, 2013, Schlumberger had $6.4 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.0 billion with commercial banks, of which $1.8 billion was available and unused as of September 30, 2013. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Schlumberger had commercial paper of $1.9 billion outstanding as of September 30, 2013.

Other Matters

During the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran.  Prior to this, certain non-U.S. subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).  Schlumberger has classified the results of this business as a discontinued operation.  All prior periods were restated accordingly.

Schlumberger’s residual transactions or dealings with the government of Iran in the quarter consisted of payments of taxes, duties and other typical governmental charges, along with payments for transportation and hotel accommodations.  Two non-U.S. subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”) and at Bank Tejarat (“Tejarat”) in Tehran for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran.  One of the non-U.S. subsidiaries also maintains the account at Tejarat for payment of local expenses such as taxes and utilities.  Schlumberger anticipates that it will discontinue its dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our third-quarter 2013 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for Schlumberger common stock (the “2008 Program”). On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. The program was completed during July of 2013. On July 18, 2013, the Board approved a new $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018 (the “2013 Program”). As of September 30, 2013, $9.4 billion remained available for repurchase under the 2013 Program.

Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2013 was as follows:

					(Stated in thousands, except per share amounts)
	2008 Program				2013 Program
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 2013	2,468.6	$75.72	2,468.6	$—	312.8	$82.33	312.8	$9,972,244
August 2013	—	—	—	—	2,728.0	$81.67	2,728.0	$9,751,436
September 2013	—	—	—	—	4,577.3	$86.91	4,577.3	$9,353,626
	2,468.6	$75.72	2,468.6		7,618.1	$84.85	7,618.1

During the three months ended September 30, 2013, Schlumberger repurchased a total of 10.09 million shares of common stock under both the 2008 Program and the 2013 Program at an average price of $82.61 for a total of $833 million.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 20, 2012)

* Exhibit 10.1—Form of 2013 One Year Performance Share Unit Award Agreement (Employees in France) under the Schlumberger 2010 Omnibus Stock Option Plan (+)

Exhibit 10.2— Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

(+) Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	October 23, 2013	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory