Form 10-K
period 2013-12-31
SCHLUMBERGER LTD /NV/
filed 2014-01-31
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $94.8 billion.

As of December 31, 2013, the number of shares of common stock outstanding was 1,307,330,369.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Schlumberger’s definitive proxy statement for its 2014 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013 (the “2014 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, Schlumberger today provides the industry’s widest range of products and services from exploration through production. As of December 31, 2013, the Company employed approximately 123,000 people of over 140 nationalities operating in approximately 85 countries. Schlumberger has principal executive offices in Paris, Houston and The Hague.

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

The Groups are as follows:

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources.  These include WesternGeco, Wireline, Testing Services, Schlumberger Information Solutions (SIS) and PetroTechnical Services.  WesternGeco seismic acquisition services and PetroTechnical Services interpretation solutions combine to provide the industry’s most extensive multiclient library.

•

WesternGeco is a leading geophysical services supplier, providing comprehensive worldwide reservoir imaging, monitoring and development services.  WesternGeco provides increasingly accurate measurements and images of subsurface geology and rock properties for both customer proprietary and multiclient surveys.

•

Wireline provides the information necessary to evaluate subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production.  Wireline offers both openhole and cased-hole services including wireline perforating.

•	Testing Services provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. The Technology also provides tubing-conveyed perforating services.
•	Schlumberger Information Solutions provides software, consulting, information management and IT infrastructure services that support core oil and gas industry operational processes.
•

PetroTechnical Services supplies interpretation and integration of all exploration and production data types, as well as expert consulting services for reservoir characterization, field development planning production enhancement and multi-disciplinary reservoir and production solutions.  PetroTechnical Services offers the industry’s most extensive multiclient data library and provides industry petrotechnical training solutions.

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, Drilling Tools & Remedial and Integrated Project Management well construction projects.

•

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

•

M-I SWACO is the leading supplier of drilling fluid systems engineered to improve drilling performance by anticipating fluids-related problems, fluid systems and specialty equipment designed to optimize wellbore productivity and production technology solutions formulated to maximize production rates. M-I SWACO also provides engineered managed pressure drilling and underbalanced drilling solutions, as well as environmental services and products to safely manage waste volumes generated in both drilling and production operations.

•	Geoservices supplies mud logging services for geological and drilling surveillance.
•	Drilling & Measurements provides directional drilling, measurement-while-drilling and logging-while-drilling services for all well profiles as well as engineering support.
•

Drilling Tools & Remedial provides a wide variety of bottom hole assembly drilling tools, borehole enlargement technologies and impact tools, as well as a comprehensive collection of tubulars and tubular services for oil and gas drilling operations.

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Well Intervention, Water Services, Carbon Services and Schlumberger Production Management field production projects.

•

Well Services provides services used during oil and gas well drilling and completion as well as those used to maintain optimal production throughout the life of a well. The services include pressure pumping, well cementing and stimulation operations as well as intervention activities.

•	Completions supplies well completion services and equipment that include packers, safety valves, sand control technology as well as a range of intelligent well completions technology and equipment.
•	Artificial Lift provides production equipment and optimization services using electrical submersible pumps and gas lift equipment, as well as surface horizontal pumping systems.
•	Well Intervention develops coiled tubing equipment and services and provides slickline services for downhole mechanical well intervention, reservoir monitoring and downhole data acquisition.
•	Water Services specializes in the development, management and environmental protection of water resources.
•	Carbon Services provides comprehensive geological storage solutions including storage site characterization for carbon dioxide.

Schlumberger has a 40% equity ownership interest in OneSubseaTM, a joint venture with Cameron International Corporation (“Cameron”).  The joint venture manufactures and develops products, systems and services for the subsea oil and gas market.  Schlumberger’s 40% share of the net income of the joint venture is reflected in the results of the Production Group.

Schlumberger also offers customers its services through business models known as Integrated Project Management (IPM), for well construction projects, and Schlumberger Production Management (SPM), for field production projects. These models combine the required services and products of the Technologies with drilling rig management, specialized engineering and project management expertise to provide a complete solution to well construction and production improvement.

IPM projects are typically of multiyear duration and include start-up costs and significant third-party components that cover services that Schlumberger does not provide directly.  Projects may be fixed price in nature and may contain penalties for non-performance.

SPM commercial arrangements create alignment between Schlumberger and the asset holder and/or the operator whereby Schlumberger receives remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of Schlumberger’s customers’ mature assets under long-term agreements.  Schlumberger will invest its own services and products, and in some cases cash into the asset.  Schlumberger is generally not paid for services and products at the time of providing the services or upon delivery of the products.  Instead, Schlumberger is generally compensated on a fee-per-barrel basis for any incremental production Schlumberger helps deliver above a mutually agreed baseline.

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

Schlumberger primarily uses its own personnel to market its offerings. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service and price differentiation are the principal methods of competition, which varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing wireline logging, well testing, drilling and completion fluids, coiled-tubing, drill bits,  measurement-while-drilling, logging-while-drilling and directional drilling services, mud logging, as well as fully computerized logging and geoscience software and computing services. A large proportion of Schlumberger offerings is non-rig related; consequently, revenue does not necessarily correlate to rig count fluctuations.

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

Customers and Backlog of Orders

For the year ended December 31, 2013, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, Schlumberger has no significant backlog due to the nature of its businesses. The WesternGeco backlog, which is based on signed contracts with customers, was $0.9 billion at December 31, 2013 ($1.0 billion at December 31, 2012).

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2013, 2012 and 2011 is provided in Note 17 of the Consolidated Financial Statements.

Executive Officers of Schlumberger

The following table sets forth, as of January 31, 2014, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience
Paal Kibsgaard	46

Chief Executive Officer, since August 2011; Director since April 2011; Chief Operating Officer, February 2010 to July 2011; President Reservoir Characterization Group, May 2009 to February 2010; Vice President Engineering, Manufacturing and Sustaining, November 2007 to May 2009.

Simon Ayat	59	Executive Vice President and Chief Financial Officer, since March 2007.

Alexander Juden	53	Secretary and General Counsel, since April 2009; Director of Compliance, February 2005 to April 2009.

Ashok Belani	55

Executive Vice President, Technology, since January 2011; President, Reservoir Characterization Group, February 2010 to August 2011; Vice President and Chief Technology Officer, April 2006 to February 2010.

Jean-Francois Poupeau	52	Executive Vice President Corporate Development and Communications, since June 2012; President, Drilling Group, May 2010 to June 2012; President, Drilling & Measurements, July 2007 to April 2010.

Khaled Al Mogharbel	43

President, Drilling Group, since July 2013; President, Middle East, August 2011 to June 2013; Project – Gulfsands Petroleum – Syria, July 2009 to July 2011; Saudi Arabia and Bahrain GeoMarket Manager, May 2008 to June 2009.

Stephane Biguet	45

Vice President Controller, Operations & Integration, since November  2013; Vice President, Global Shared Services Organization, August 2011 to October 2013; Mergers and Acquisitions Director, February 2011 to July 2011; Controller, Reservoir Characterization Group, October 2008 to July 2011.

Stephanie Cox	45	Vice President Human Resources, since May 2009; North Gulf Coast GeoMarket Manager, April 2006 to May 2009.

Mark Danton	57	Vice President – Director of Taxes, since January 1999.

Sherif Foda	44

President, Production Group, since July 2013; President, Europe and Africa, June 2011 to June 2013; Saudi Arabia and Bahrain GeoMarket Manager, June 2009 to June 2011; Vice President, Coiled Tubing Services, August 2007 to May 2009.

Aaron Gatt Floridia	45	President, Reservoir Characterization Group, since August 2011; President Middle East, May 2009 to July 2011; General Manager – AGO, January 2007 to April 2009.

Howard Guild	42	Chief Accounting Officer, since July 2005.
Imran Kizilbash	47

Vice President and Treasurer, since November 2013; Controller, Operations & Integration, July 2013 to October 2013; Controller, Operations, January 2011 to June 2013; Controller, Schlumberger Limited, May 2009 to January 2011; President Reservoir Characterization Group, April 2006 to April 2009.

Patrick Schorn	45	President, Operations and Integration, since July 2013; President, Production Group, January 2011 to June 2013; President Well Services, May 2008 to January 2011.

Malcolm Theobald	52	Vice President Investor Relations, since June 2007.

Available Information

The Schlumberger Internet website is www.slb.com. Schlumberger uses its Investor Relations website, www.slb.com/ir, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Schlumberger makes available free of charge on or through its Investor Relations website at www.slb.com/ir access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, its proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov. Copies are also available, without charge, from Schlumberger Investor Relations, 5599 San Felipe, 17th Floor, Houston, Texas 77056.  Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing Schlumberger makes with the SEC.

Item 1A. Risk Factors.

The following discussion of risk factors contains important information for the understanding our “forward-looking statements,” which are discussed immediately following Item 7A. of this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included in this Form 10-K.

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

Our non-United States operations accounted for approximately 73% of our consolidated revenue in 2013, 72% in 2012 and 71% in 2011. Operations in countries other than the United States are subject to various risks, including:

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

In addition, we are subject to risks associated with our operations in countries, including Sudan and Cuba, that are subject to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. United States law enforcement authorities are currently conducting a grand jury investigation and an associated regulatory inquiry related to our historical operations in countries that are subject to United States trade and economic sanctions. If any of the risks described above materialize, or if any governmental investigation results in criminal or civil penalties or other remedial measures, it could reduce our earnings and our cash available for operations.

We are also subject to risks related to investment in our common stock in connection with certain US state divestment or investment limitation legislation applicable to companies with operations in these countries, and similar actions by some private investors, which could adversely affect the market price of our common stock.

During 2013, certain non-US subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”). Schlumberger’s 2013 revenue attributable to this activity was $102 million, which resulted in a net loss of $69 million. During the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran. As a result, Schlumberger has reclassified the results of this business as a discontinued operation. All prior periods have been restated accordingly.

Schlumberger’s activity in Iran during 2013 included obtaining services from and engaging in other dealings with the government of Iran that were incidental to operating in Iran, and the expenses of which are reflected in the results disclosed above. These services and other dealings consisted of paying taxes, duties, license fees and other typical governmental charges, along with payments for utilities, transportation, hotel accommodations, facility rentals, telecommunications services, newspaper advertisements, recreational and fitness memberships, and the purchase of routine office and similar supplies from entities associated with the government of Iran. Collections of amounts owed to Schlumberger for services rendered in Iran were received in part by depository accounts held by two non-US subsidiaries of Schlumberger at a branch of Bank Saderat Iran (“Saderat”), and in part by a depositary account held by one of such non-US subsidiaries at Bank Tejarat (“Tejarat”) in Tehran. The accounts at Tejarat are also used in connection with payment of expenses incidental to collection of amounts owed to Schlumberger for prior services.  The accounts at Saderat are maintained solely for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services. One of the non-US subsidiaries also maintained a depository account at Bank Sarmayeh (“Sarmayeh”) which, together with the account at Tejarat, was maintained for the payment of expenses such as payroll expenses, rental payments and taxes. In addition, NIOC maintained bank accounts at Bank Melli Iran (“Melli”) through which it made payments to a non-US subsidiary of Schlumberger for services provided in Iran under letters of credit issued by Melli. Schlumberger maintains no bank accounts at Melli. Schlumberger has discontinued dealings with Melli and Sarmayeh, and anticipates that it will discontinue its dealings with  Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials and explosives and to environmental protection, including laws and regulations governing air emissions, hydraulic fracturing, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

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

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. Additionally, developing non-infringing technologies would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

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

Item 3. Legal Proceedings.

The information with respect to this Item 3. Legal Proceedings is set forth in Note 16 of the Consolidated Financial Statements.

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

PART II

Item 5. Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2013, there were 21,929 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB,” although it is traded on other exchanges in and outside the United States, including the Euronext Paris, the London Stock Exchange and the SIX Swiss Exchange.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2013 and 2012, were:

	Price Range		Dividends Declared
	High	Low
2013
QUARTERS
First	$82.00	$70.12	$0.3125
Second	77.84	69.08	0.3125
Third	89.72	71.84	0.3125
Fourth	94.91	84.91	0.3125

2012
QUARTERS
First	$80.78	$67.12	$0.2750
Second	76.19	59.12	0.2750
Third	78.47	64.19	0.2750
Fourth	75.70	66.85	0.2750

On January 16, 2014, Schlumberger announced that its Board of Directors had approved an increase in the quarterly dividend of 28%, to $0.40.

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.

The following graph compares the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500 Index) and the cumulative total return on the Philadelphia Oil Service Index (OSX) over the five-year period ended December 31, 2013. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of five-year cumulative total return among

Schlumberger common stock, the S&P 500 Index and the

Philadelphia Oil Service Index (OSX)

Assumes $100 invested on December 31, 2008 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index (OSX) and reinvestment of dividends on the last day of the month of payment.

Share Repurchases

On July 18, 2013, the Schlumberger Board of Directors approved a $10 billion share repurchase program for Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2013 was as follows:

			(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2013	5,750.2	$90.07	5,750.2	$8,835,695
November 1 through November 30, 2013	2,372.9	$92.60	2,372.9	$8,615,977
December 1 through December 31, 2013	3,817.8	$87.24	3,817.8	$8,282,925
	11,940.9	$89.67	11,940.9

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

	(Stated in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue	$45,266	$41,731	$36,579	$26,280	$22,428
Income from continuing operations	$6,801	$5,230	$4,516	$4,048	$3,032
Diluted earnings per share from continuing operations	$5.10	$3.91	$3.32	$3.21	$2.50
Working capital	$12,700	$11,788	$10,001	$7,233	$6,391
Total assets	$67,100	$61,547	$55,201	$51,767	$33,465
Net debt (1)	$4,443	$5,111	$4,850	$2,638	$126
Long-term debt	$10,393	$9,509	$8,556	$5,517	$4,355
Schlumberger stockholders’ equity	$39,469	$34,751	$31,263	$31,226	$19,120
Cash dividends declared per share	$1.25	$1.10	$1.00	$0.84	$0.84
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

Executive Overview

Schlumberger revenue in 2013 reached a new high of $45.3 billion – an increase of 8% over 2012. International revenue grew by $3.2 billion, or 11%, on higher exploration and development activity – both offshore and in key land markets. In North America, we demonstrated continued resilience to the challenging land market by growing the business by close to $400 million, or 3%, aided by our strong position in the offshore market – particularly in the US Gulf of Mexico.

Yearly growth in global oil demand has been stabilizing at close to 1 million barrels per day for the past three years. This has been driven by the emerging economies, notably in Asia and in the Middle East, while consumption in the OECD countries has levelled after declining for three consecutive years as a result of energy efficiency gains. In terms of supply, markets are well balanced, with North America benefiting from the activity-intensive development of tight oil resources that almost single-handedly drove the increase in global crude oil production in 2013. Output from other areas, both OPEC and non-OPEC, remained stable. In terms of price, geopolitical and  security tensions in the Middle East, and major outages in Libya supported oil prices, with spot Brent prices averaging $109- per barrel in 2013, only slightly below the $112 per barrel of 2012.

International gas markets remained tight during the year, driven by strong demand in Japan and in the emerging economies in Asia. Relatively limited additional liquefied natural gas and interregional pipeline capacity contributed to support prices at oil-parity in the Asian spot markets. In North America, after having reached a 10-year low in 2012, natural gas spot prices rallied by 35% in 2013 from progressive rebalancing of supply and demand as well as from relatively cold temperatures in the final months of the year. Steady production levels – particularly from the continuing development of the Marcellus shale gas play – together with strong competition with coal in the power sector prevented prices from rising further.

Against this background, Schlumberger’s international performance during the year was led by the Middle East & Asia Area, which grew by 23% from an expanding portfolio of projects and activities in key land markets in the Middle East, increased exploration and development work across Asia, and sustained activity in Australasia and China.  Within the Europe/CIS/Africa Area, year-on-year revenue grew by 8%, led by the Russia and Central Asia region on strong land activity in West Siberia, and robust offshore projects in Sakhalin. The Latin America Area grew by 3% over the year, mainly due to good progress on the Shushufindi production management project in Ecuador, and strong integrated project management activity in Argentina. In North America, revenue strengthened by 3% driven by higher offshore drilling and exploration activity.

All three Product Groups benefited from the growth in activity. Reservoir Characterization revenue grew by 10% over the year from market share gains and higher exploration activity in offshore and key international land markets. Drilling Group revenue, up 9%, increased on robust demand for services as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Saharan Africa, Russia and in the Middle East & Asia Area.  Drilling Group revenue also increased in key international land markets in Saudi Arabia, China and Australia on higher rig count.  Production Group revenue grew by 8%, mostly from activity in the international GeoMarkets.

During the first half of the year, the OneSubsea joint venture with Cameron was finalized, combining Schlumberger’s deep understanding of the reservoir and our industry-leading well completions, subsea processing and integration capabilities with the design capability, manufacturing excellence, and installation record of Cameron. OneSubsea was formed to offer best-in-class subsea solutions by optimizing complete subsea production systems that help customers improve subsea development production and recovery.

Looking ahead to 2014, economic fundamentals are expected to further improve in the US while Europe seems set for stronger growth. These positive effects should overcome lower growth in some developing economies and support a continuing rebound in the world economy. Within this scenario, oil demand forecasts in 2014 have now been revised upwards to the highest growth rate in several years. Oil supply is expected to keep pace with demand – with the market therefore remaining well balanced. Natural gas prices internationally should be supported by demand in Asia and Europe, while in the US no change in fundamentals is expected, with any meaningful recovery in dry gas drilling activity still some way out in the future.

With exploration and production spending expected to grow further in 2014, led by international activity and continuing strength in deepwater US Gulf of Mexico, Schlumberger remains positive and optimistic about the year ahead on the back of a well-balanced business portfolio, wide geographical footprint, and strengthening operational, organizational, and executional capability.

The following discussion and analysis of results of operations should be read in conjunction with the Consolidated Financial Statements.

Fourth Quarter 2013 Results

Product Groups

	(Stated in millions)

	Fourth Quarter 2013		Third Quarter 2013
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$3,249	$1,031	$3,232	$983
Drilling	4,497	880	4,415	894
Production	4,219	730	4,024	707
Eliminations & other	(59)	(37)	(63)	(88)
	11,906	2,604	11,608	2,496
Corporate & other (1)	—	(197)	—	(179)
Interest income (2)	—	7	—	6
Interest expense (3)	—	(92)	—	(92)
Charges & credits (4)	—	(152)	—	—
	$11,906	$2,170	$11,608	$2,231

Geographic Areas

	(Stated in millions)

	Fourth Quarter 2013		Third Quarter 2013
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$3,649	$716	$3,602	$730
Latin America	2,000	425	1,934	399
Europe/CIS/Africa	3,211	725	3,178	714
Middle East & Asia	2,936	767	2,801	730
Eliminations & other	110	(29)	93	(77)
	11,906	2,604	11,608	2,496
Corporate & other (1)	—	(197)	—	(179)
Interest income (2)	—	7	—	6
Interest expense (3)	—	(92)	—	(92)
Charges & credits (4)	—	(152)	—	—
	$11,906	$2,170	$11,608	$2,231
(1)

Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2013: $4 million; third quarter 2013: $3 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2013: $6 million; third quarter 2013: $6 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Fourth-quarter revenue of $11.91 billion increased $298 million or 3% sequentially. Approximately 75% of the sequential revenue increase came from the year-end surge in product and software sales, and 25% came from higher multiclient seismic sales.

International revenue of $8.15 billion grew $235 million or 3% sequentially, while North America Area revenue of $3.65 billion increased $47 million or 1% sequentially.

Sequentially, Reservoir Characterization Group revenue grew 1% to $3.25 billion, while Drilling Group revenue of $4.50 billion was 2% higher. Production Group revenue increased 5% sequentially to $4.22 billion. The increase in Reservoir Characterization Group revenue resulted mainly from robust international end-of-year SIS software sales and an increase in WesternGeco multiclient sales.  This increase, however, was largely offset by a sharp seasonal decline in WesternGeco Marine revenue on lower vessel utilization following completion of surveys in Norway and Canada.  Wireline also declined sequentially on the conclusion of exploration projects in Eastern Canada and East Africa together with the seasonal slowdown in Russia.  Drilling Group revenue increased on international demand for Drilling & Measurements and M-I SWACO technologies in Mexico and Russia & Central Asia as well as in the Middle East & Asia Area. Stronger IPM project activity in Mexico, Saudi Arabia and Iraq also contributed to the increase.  The increase in Production Group revenue resulted primarily from stronger Completions and Artificial Lift product year-end sales.  Well Intervention Services declined mainly in North America land, while Well Services revenue grew primarily from higher activity in international markets. Well Services stage count in North America land also increased, but revenue declined from persistent pricing weakness as a result of the continuing hydraulic horsepower oversupply.

Sequentially by Area, Middle East & Asia led the increase with revenue of $2.94 billion growing 5%, mainly from the continued increase in drilling activity and the start of new IPM projects in Saudi Arabia;  strong product sales and increased seismic activity in the United Arab Emirates; strong product and year-end software sales in Kuwait; strong land and offshore exploration activity in the Australasia and Thailand & Myanmar GeoMarkets; and increased WesternGeco marine vessel activity in the Brunei, Malaysia & Philippines GeoMarket. The increase, however, was partially reduced by a decline in revenue in Iraq from the temporary shut-down in operations linked to a security incident.  In Latin America, revenue of $2.00 billion increased 3%, led by Mexico and Central America on robust deepwater exploration in addition to stronger land-based project activities.  Strong IPM fracturing and drilling activity in Argentina and solid progress on SPM projects in Ecuador also contributed to the increase.  Europe/CIS/Africa revenue of $3.21 billion increased 1% mainly due to robust product and software sales across the Area particularly in Continental Europe; significant testing and seismic activities in Angola; and increased offshore seismic and drilling in Azerbaijan and Turkmenistan.  The increase, however, was partially reduced by seasonally lower activity in Russia and decreased WesternGeco vessel utilization following the seasonal transit of vessels out of the North Sea.  North America revenue of $3.65 billion increased 1% sequentially.  Land continued to experience pricing weakness in drilling, stimulation and wireline services, although the effect of this was offset by increased service intensity, improved efficiency, market share gains, new technology uptake and business expansion. Offshore revenue declined following seasonal completion of seismic and exploration campaigns in Eastern Canada while revenue in the US Gulf of Mexico grew on higher drilling and testing activities.

Fourth-quarter pretax operating income of $2.60 billion was up 4% sequentially. International pretax operating income of $1.92 billion increased 4% sequentially, while North America pretax operating income of $716 million declined 2% sequentially.

Sequentially, pretax operating margin of 21.9% increased 37 basis points (bps), as International pretax operating margin expanded 23 bps to 23.5%.  Middle East & Asia and Europe/CIS/Africa margins were steady at 26.1% and 22.6%, respectively, while Latin America expanded 59 bps to reach 21.2% on higher-margin exploration drilling and project activity.  North America pretax operating margin declined 67 bps to 19.6% due to a seasonal holiday slowdown in activity and continued pricing weakness on land.  Sequentially by segment, Reservoir Characterization Group pretax operating margin expanded 132 bps to 31.7% due to strong end-of-year sales of SIS software and WesternGeco multiclient licenses, while the pretax operating margins of the Drilling and Production Groups were 19.6% and 17.3%, respectively.

Reservoir Characterization Group

Fourth-quarter revenue of $3.25 billion increased 1% sequentially.  Pretax operating income of $1.03 billion was 5% higher sequentially.

Sequentially, the increase in revenue was mainly driven by robust international end-of-year SIS software sales and an increase in WesternGeco multiclient sales.  These increases, however, were largely offset by the sharp seasonal decline in WesternGeco Marine revenue on lower vessel utilization following completion of surveys in Norway and Canada.  Wireline also declined sequentially on the completion of exploration projects in Eastern Canada and East Africa, and the seasonal slowdown of activity in Russia.

Pretax operating margin of 31.7% increased 132 bps sequentially.  The sequential increase from strong end-of-year sales of SIS software and WesternGeco multiclient licenses was partially offset by lower WesternGeco Marine vessel utilization and decreased Wireline high-technology activity following completion of exploration projects.

Drilling Group

Fourth-quarter revenue of $4.50 billion was up 2% sequentially. Pretax operating income of $880 million was 2% lower sequentially.

Sequentially, revenue increased on international demand for Drilling & Measurements and M-I SWACO technologies in Mexico and Russia & Central Asia as well as in the Middle East & Asia Area.  Stronger IPM project activity in Mexico, Saudi Arabia and Iraq also contributed to the increase.

Sequentially, pretax operating margin declined 69 bps to 19.6%.  The sequential decline was due to operational start-up delays and the geographical mix of activity.

Production Group

Fourth-quarter revenue of $4.22 billion increased 5% sequentially. Pretax operating income of $730 million was 3% higher sequentially.

The increase in revenue resulted primarily from stronger Completions and Artificial Lift product year-end sales coupled with new technology uptake and business expansion.  Well Intervention Services declined mainly in North America land, while Well Services revenue grew primarily from higher activity in international markets. Well Services stage count in North America land also increased, but revenue declined from the persistent pricing weakness resulting from the continued hydraulic horsepower oversupply.

Sequentially, pretax operating margin of 17.3% was essentially flat. The sequential result was attributable to the favorable impact of year-end Completions and Artificial Lift product sales and improved SPM profitability being fully offset by continued Well Services pricing weakness and decline in Well Intervention Services activity.

Full-Year 2013 Results

Product Groups

	(Stated in millions)

	2013		2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$12,246	$3,647	$11,159	$3,069
Drilling	17,317	3,309	15,892	2,789
Production	15,927	2,619	14,802	2,327
Eliminations & other	(224)	(231)	(122)	(68)
	45,266	9,344	41,731	8,117
Corporate & other (1)	—	(726)	—	(696)
Interest income (2)	—	22	—	30
Interest expense (3)	—	(369)	—	(331)
Charges & credits (4)	—	420	—	(161)
	$45,266	$8,691	$41,731	$6,959

Geographic Areas

	(Stated in millions)

	2013		2012
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$13,897	$2,735	$13,535	$2,737
Latin America	7,751	1,589	7,554	1,387
Europe/CIS/Africa	12,366	2,589	11,444	2,245
Middle East & Asia	10,810	2,700	8,775	1,921
Eliminations & other	442	(269)	423	(173)
	45,266	9,344	41,731	8,117
Corporate & other (1)	—	(726)	—	(696)
Interest income (2)	—	22	—	30
Interest expense (3)	—	(369)	—	(331)
Charges & credits (4)	—	420	—	(161)
	$45,266	$8,691	$41,731	$6,959
(1)

Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2013: $11 million; 2012: $- million).
(3)	Excludes interest expense included in the segments’ income (2013: $22 million; 2012: $9 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Full-year 2013 revenue of $45.27 billion increased 8% versus the same period last year with international revenue 11% higher and North America Area revenue increasing 3%.

Internationally, higher exploration and development activities in a number of GeoMarkets, both offshore and in key land markets, contributed to the increase.  The increase was led by the Middle East & Asia which increased 23%, mainly from robust results across a diversified portfolio of projects and activities in Saudi Arabia, Iraq, and United Arab Emirates; increased seismic surveys across Asia; and sustained land and offshore drilling activity in the Australasia and China GeoMarkets.  Europe/CIS/Africa increased 8%, led by the Russia and Central Asia region on strong land activity in West Siberia and robust offshore projects in Sakhalin.  The Sub-Saharan Africa region increased on strong development, exploration and seismic activities as well.  Latin America was 3% higher, mainly due to solid progress on an SPM project in Ecuador and strong IPM results in Argentina.

North America growth was driven by increased offshore revenue as a result of higher drilling and exploration activities.  This increase was largely offset by a decline in land as a result of a reduction in rig count and pricing weakness in the areas of drilling, stimulation and wireline, although the downward pricing trend slowed during the second and third quarters.

Full-year 2013 pretax operating income of $9.34 billion increased 15% versus the same period last year as international pretax operating income of $6.88 billion increased 24%, while North America pretax operating income of $2.7 billion was flat.

Pretax operating margin of 20.6% increased 119 bps, as international pretax operating margin expanded 225 bps to 22.2% while North America pretax operating margin declined 55 bps to 19.7%.  The expansion in international margins was due to increased high-margin exploration, seismic and deepwater activities while the North American margin contraction was due to continued pricing pressure.

Reservoir Characterization Group

Full-year revenue of $12.25 billion was 10% higher than the same period last year led by Testing Services, WesternGeco, Wireline and SIS Technologies primarily due to market share gains and higher exploration activity in both offshore and key international land markets.

Pretax operating margin increased 228 bps to 29.8% largely due to the higher-margin exploration activities that benefited Testing Services and Wireline Technologies.

Drilling Group

Full-year revenue of $17.32 billion was 9% higher than the previous year primarily due to the robust demand for Drilling & Measurements services as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Sahara Africa, Russia and the Middle East & Asia Area and rig count increases in key international land markets, namely in Saudi Arabia, China and Australia.  Drilling Tools & Remedial and M-I SWACO Technologies expanded across all Areas and IPM increased on projects in Iraq, Australia and Argentina.

Pretax operating margin increased 156 bps to 19.1% primarily due to Drilling & Measurements, which benefited from higher-margin exploration activities both in North America offshore and in the international markets.

Production Group

Full-year revenue of $15.93 billion increased 8% year-on-year on increased Well Intervention activity and strong international sales of Completion and Artificial Lift products and Well Services technologies.  SPM also posted strong growth.  While North America land rig count declined, well and stage counts increased through drilling efficiency.  Despite the efficiency-driven activity increase, Well Services revenue in North America declined due to pricing weakness.

Pretax operating margin increased slightly by 72 bps to 16.4%. Margin expanded as a result of improved profitability in SPM, Completions and Artificial Lift, partially offset by a margin decline in Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

Full-Year 2012 Results

Product Groups

	(Stated in millions)

	2012		2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$11,159	$3,069	$9,740	$2,347
Drilling	15,892	2,789	13,775	2,218
Production	14,802	2,327	13,030	2,554
Eliminations & other	(122)	(68)	34	(35)
	41,731	8,117	36,579	7,084
Corporate & other (1)	—	(696)	—	(590)
Interest income (2)	—	30	—	37
Interest expense (3)	—	(331)	—	(290)
Charges & credits (4)	—	(161)	—	(223)
	$41,731	$6,959	$36,579	$6,018

Geographic Areas

	(Stated in millions)

	2012		2011
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
North America	$13,535	$2,737	$12,378	$3,049
Latin America	7,554	1,387	6,467	1,074
Europe/CIS/Africa	11,444	2,245	9,676	1,477
Middle East & Asia	8,775	1,921	7,722	1,653
Eliminations & other	423	(173)	336	(169)
	41,731	8,117	36,579	7,084
Corporate & other (1)	—	(696)	—	(590)
Interest income (2)	—	30	—	37
Interest expense (3)	—	(331)	—	(290)
Charges & credits (4)	—	(161)	—	(223)
	$41,731	$6,959	$36,579	$6,018
(1)

Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2012: $- million; 2011: $3 million).
(3)	Excludes interest expense included in the segments’ income (2012: $9 million; 2011: $8 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Oilfield Services

Full-year 2012 revenue of $41.73 billion increased 14% versus the same period last year with North America Area 9% higher and international activity 16% higher. Internationally, higher exploration and development activities in a number of GeoMarkets both offshore and in key land markets contributed to the increase. The increase was led by the Europe/CIS/Africa Area which increased 18%, mainly in Russia and in the Nigeria & Gulf of Guinea, Angola, the East Africa and North Sea GeoMarkets. Latin America was higher by 17%, mainly in the Mexico & Central America; Venezuela, Trinidad & Tobago; and Ecuador GeoMarkets driven by strong IPM activity on land and robust offshore activity for Wireline and Drilling Group services and products. Middle East & Asia increased 14% on strong results in the Saudi Arabia & Bahrain; Australasia; Brunei, Malaysia & Philippines; and China GeoMarkets. The increase in North America was due to strong growth in North America offshore driven by robust deepwater and exploration activity that benefited the Reservoir Characterization and Drilling Groups Technologies. There was also an improvement in activity in North America land for the Production Group Technologies although the increase slowed in the second half of the year due to the weakness in the hydraulic fracturing market.

Full-year 2012 pretax operating income of $8.1 billion increased 15% year-on-year as international pretax operating income of $5.6 billion increased 32% while North America pretax operating income of $2.7 billion declined by 10% year-on-year.

Pretax operating margin was essentially flat at 19.5% as international pretax operating margin expanded 238 bps to 20.0% while North America pretax operating margin declined 441 bps to 20.2%. Europe/CIS/Africa posted a 435 bps improvement to reach 19.6% and Latin America increased 175 bps to 18.4% and Middle East & Asia reported a 48 bps increase to 21.9%. North America margin decline was due to Well Services production technologies, as a result of pricing pressure and cost inflation.

Reservoir Characterization Group

Full-year revenue of $11.16 billion was 15% higher than the same period last year led by Wireline, Testing Services, WesternGeco and SIS Technologies driven by improved offshore exploration activities across all Areas.

Pretax operating margin increased 340 bps to 27.5% largely due to the higher-margin exploration activities that benefited Wireline and Testing Services, higher SIS software sales, higher WesternGeco marine vessel utilization and improved UniQ land seismic productivity.

Drilling Group

Full-year revenue of $15.89 billion was 15% higher than the previous year primarily due to the significantly improved exploration and development activities of M-I SWACO, Drilling & Measurements, and the other Drilling Group Technologies in North America offshore and in the international markets.

Pretax operating margin increased 145 bps to 17.6% primarily due to the increase in higher-margin activities of Drilling & Measurements, M-I SWACO and Drilling Tools & Remedial technologies - all of which benefited from exploration activities in North America offshore and in the international markets - mainly in the Europe/CIS/Africa Area.

Production Group

Full-year revenue of $14.80 billion increased 14% year-on-year, both in North America and the international markets. Well Intervention, Artificial Lift and Completions Technologies posted strong growth across all Areas. Well Services grew both in North America and internationally, with international growth led by Latin America and Europe/CIS/Africa.

Pretax operating margin decreased 388 bps to 15.7% mainly due to a decline in margins for Well Services production technologies, primarily in North America, as a result of pricing pressure and cost inflation. This was mitigated by margin expansion for the other Production Group Technologies led by Well Intervention Services and Completions.

Interest and Other Income

Interest and other income consisted of the following:

	(Stated in millions)

	2013	2012	2011
Interest income	$33	$30	$40
Equity in net earnings of affiliated companies	132	142	90
	$165	$172	$130

Interest Expense

Interest expense of $391 million in 2013 increased by $51 million compared to 2012 primarily due to an increase in the weighted average debt balance of approximately $1.2 billion combined with a 0.1% increase in the weighted average borrowing rates from 3.1% in 2012 to 3.2% in 2013.

Interest expense of $340 million in 2012 increased by $42 million compared to 2011 primarily due to the $1 billion of 1.25% Senior Notes due 2017 and $1 billion of 2.40% Senior Notes due 2022 that Schlumberger issued during 2012.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2013	2012	2011
Research & engineering	2.6%	2.8%	2.9%
General & administrative	0.9%	1.0%	1.1%

Income Taxes

The Schlumberger effective tax rate was 21.3% in 2013, 24.4% in 2012, and 24.8% in 2011.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

The effective tax rate for 2013 was significantly impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements. These charges and credits reduced the effective tax rate in 2013 by approximately two percentage points. The decrease in the effective tax rate, excluding the impact of the charges and credits, from 2012 to 2013 was primarily attributable to the fact that Schlumberger generated a smaller proportion of its pretax earnings in North America in 2013 as compared to 2012.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2013, 2012 and 2011. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2013 charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Consolidated Statement of Income Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
Provision for accounts receivable	152	30	122	Cost of revenue
Currency devaluation loss in Venezuela	92	—	92	Impairment & other
	$(420)	$49	$(469)

The following is a summary of the 2012 charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$128	$16	$112	Merger & integration
Workforce reduction	33	6	27	Impairment & other
	$161	$22	$139

The following is a summary of the 2011 charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$113	$18	$95	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative
Write-off of assets in Libya	60	—	60	Cost of revenue
	$223	$28	$195

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Details of changes in Net Debt follow:

	(Stated in millions)

	2013	2012	2011
Net Debt, beginning of year	$(5,111)	$(4,850)	$(2,638)
Income from continuing operations attributable to Schlumberger	6,801	5,230	4,516
Depreciation and amortization (1)	3,666	3,500	3,274
Gain on formation of OneSubsea	(1,028)	—	—
Impairment of equity investments	364	—	—
Other non-cash items	371	97	203
Excess of equity income over dividends received	(71)	(61)	(64)
Stock-based compensation expense	315	335	272
Pension and other postretirement benefits expense	518	403	365
Pension and other postretirement benefits funding	(538)	(673)	(601)
Increase in working capital	(27)	(2,031)	(2,174)
Capital expenditures	(3,943)	(4,694)	(4,004)
Multiclient seismic data capitalized	(394)	(351)	(289)
Dividends paid	(1,608)	(1,432)	(1,300)
Stock repurchase program	(2,596)	(972)	(2,998)
Proceeds from employee stock plans	537	410	438
Other business acquisitions and investments	(610)	(845)	(610)
Payment for OneSubsea transaction	(600)	—	—
Proceeds from divestiture of Wilson distribution business	—	906	—
Proceeds from divestiture of CE Franklin business	—	122	—
Proceeds from divestiture of Global Connectivity Services business	—	—	385
Discontinued operations	69	118	253
Translation effect on net debt	(115)	(45)	23
Other	(443)	(278)	99
Net Debt, end of year	$(4,443)	$(5,111)	$(4,850)
(1)	Includes multiclient seismic data costs.

	(Stated in millions)

Components of Net Debt	Dec. 31 2013	Dec. 31 2012	Dec. 31 2011
Cash	$3,472	$1,905	$1,705
Short-term investments	4,898	4,369	3,122
Fixed income investments, held to maturity	363	245	256
Short-term borrowings and current portion of long-term debt	(2,783)	(2,121)	(1,377)
Long-term debt	(10,393)	(9,509)	(8,556)
	$(4,443)	$(5,111)	$(4,850)

Key liquidity events during 2013, 2012 and 2011 included:

•	During the fourth quarter of 2013, Schlumberger issued $1.5 billion of 3.65% Senior Notes due 2023.
•	During the fourth quarter of 2013, Schlumberger issued €0.5 billion of 1.50% Guaranteed Notes due 2019.
—	During the second quarter of 2013, Schlumberger paid Cameron $600 million in connection with the formation of the OneSubsea joint venture.
—	During the third quarter of 2012, Schlumberger issued $1 billion of 1.25% Senior Notes due 2017 and $1 billion of 2.40% Senior Notes due 2022.

—	During the third quarter of 2012, Schlumberger completed the divestiture of its 56% interest in CE Franklin Ltd. for $122 million in cash.
—	During the second quarter of 2012, Schlumberger completed the divestiture of its Wilson distribution business for $906 million in cash.
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

—

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired in the open market before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. This program was completed during the third quarter of 2013.

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. Schlumberger had repurchased $1.7 billion of shares under this program as of December 31, 2013.

The following table summarizes the activity under this share repurchase program during 2013, 2012 and 2011:

	(Stated in thousands, except per share amounts)

	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
2013	$2,596,447	31,349.5	$82.82
2012	$971,883	14,087.8	$68.99
2011	$2,997,688	36,940.4	$81.15

•

Net cash provided by operating activities was $9.8 billion in 2013, $6.5 billion in 2012 and $5.9 billion in 2011. The improvement in net cash flow from operating activities in 2013 reflected a strong working capital performance despite an 8.5% increase in revenue.  Overall, working capital was essentially flat year-on-year with an increase in receivables largely offset by a decrease in inventory and an increase in accounts payable and accrued liabilities.

From time to time in recent years, Schlumberger has experienced delays in payment from its national oil company customer in Venezuela. Schlumberger operates in approximately 85 countries. At December 31, 2013, only five of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

—	Dividends paid during 2013, 2012 and 2011 were $1.61 billion, $1.43 billion and $1.30 billion, respectively.

On January 16, 2014, Schlumberger announced that its Board had approved an increase in the quarterly dividend of 28%, to $0.40.

On January 17, 2013, Schlumberger announced that its Board had approved an increase in the quarterly dividend of 13.6%, to $0.3125.

On January 19, 2012, Schlumberger announced that its Board had approved an increase in the quarterly dividend of 10%, to $0.275.

—	Capital expenditures were $3.9 billion in 2013, $4.7 billion in 2012 and $4.0 billion in 2011. Capital expenditures are expected to approach $3.8 billion for the full year 2014.
—

During 2013, 2012 and 2011 Schlumberger made contributions of $538 million, $673 million and $601 million, respectively, to its postretirement benefit plans. The US pension plans were 96% funded at December 31, 2013 based on the projected benefit obligation. This compares to 82% funded at December 31, 2012.

Schlumberger’s international defined benefit pension plans are a combined 104% funded at December 31, 2013 based on the projected benefit obligation. This compares to 88% funded at December 31, 2012.

Schlumberger currently anticipates contributing approximately $500 million to its postretirement benefit plans in 2014, subject to market and business conditions.

Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.  Schlumberger has issued €0.5 billion 1.50% Guranteed Notes due 2019,  €1.0 billion 2.75% Guaranteed Notes due 2015 and €1.0 billion 4.50% Guaranteed Notes due 2014 under this program.

As of December 31, 2013, Schlumberger had $8.4 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.0 billion with commercial banks, of which $3.7 billion was available and unused as of December 31, 2013. This included $3.5 billion of committed facilities which support commercial paper borrowings in Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $95 million as of December 31, 2013.  Schlumberger did not have any commercial paper borrowings outstanding as of December 31, 2012.

Summary of Contractual Obligations

		(Stated in millions)

		Payment Period
Contractual Obligations	Total	2014	2015 - 2016	2017 - 2018	After 2018
Debt (1)	$13,176	$2,783	$2,997	$1,510	$5,886
Interest on fixed rate debt obligations (2)	1,753	287	487	384	595
Operating leases	1,618	318	441	301	558
Purchase obligations (3)	1,822	1,761	52	9	—
	$18,369	$5,149	$3,977	$2,204	$7,039
(1)	Excludes future payments for interest.
(2)	Excludes interest on $1.9 billion of variable rate debt, which had a weighted average interest rate of 2.8% as of December 31, 2013.
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

As discussed in Note 14 Income Taxes of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2013 is approximately $1.45 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Multiclient Seismic Data

The WesternGeco business capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2013 and 2012 was $667 million and $518 million, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future revenues, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, larger surveys, which are typically prefunded by customers, are analyzed for impairment on a survey by survey basis and other smaller surveys are analyzed based on two pools of surveys: United States and non-United States. The United States and non-United States pools were determined to be the most appropriate level at which to perform the impairment review based upon a number of factors including (i) various macroeconomic factors that influence the ability to successfully market surveys and (ii) the focus of the sales force and related costs.

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

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

—	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 4.85% at December 31, 2013 and 4.25% at December 31, 2012.
—	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 4.76% at December 31, 2013 and 4.38% at December 31, 2012.
—	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans decreased from 5.00% in 2012 to 4.25% in 2013.
—	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans decreased from 4.95% in 2012 to 4.38% in 2013.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for each of the United States and international pension plans was 7.50% in both 2013 and 2012. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2013 postretirement medical expense was 7.5% graded to 5% over the next ten years. The overall medical trend rate assumption utilized to determine the postretirement medical liability at December 31, 2013 was 7.25% graded to 5% over the next ten years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

	(Stated in millions)

Change in Assumption	Effect on 2013 Pretax Pension Expense		Effect on Dec. 31, 2013 Liability
25 basis point decrease in discount rate	+$	51	+$	366
25 basis point increase in discount rate	–$	49	–$	346
25 basis point decrease in expected return on plan assets	+$	20		—
25 basis point increase in expected return on plan assets	–$	20		—

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

			(Stated in millions)

Change in Assumption	Effect on 2013 Pretax Postretirement Medical Expense		Effect on Dec. 31, 2013 Liability
25 basis point decrease in discount rate	+$	6	+$	46
25 basis point increase in discount rate	–$	6	–$	44
100 basis point decrease per annum in medical cost trend rate	–$	33	–$	195
100 basis point increase per annum in medical cost trend rate	+$	47	+$	267

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger conducts business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 78% of Schlumberger’s revenue in 2013 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% increase or decrease in the average exchange rates of all the foreign currencies in 2013 would have changed revenue by approximately 1%. If the 2013 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by approximately 2%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by approximately 2%.

In late January 2014, Venezuela announced the establishment of a dual exchange rate system.  A rate of 6.3 Venezuelan bolivares fuertes to the US dollar will be applied to priority sectors, such as food and medicine, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions.  Schlumberger is in the process of analyzing the impact, if any, of this change on its 2014 consolidated financial statements.

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in Venezuelan bolivares fuertes.  For financial reporting purposes, such local currency transactions are remeasured into US dollars at the official exchange rate  which was fixed at 6.3 Venezuelan bolivares fuertes to the US dollar for most of 2013. At December 31, 2013, Schlumberger had approximately $330 million of net monetary assets denominated in Venezuelan bolivares fuertes.  Depending on the exchange rate Schlumberger is required to apply, it may incur a charge to its income statement in the first quarter of 2014.  For example, if Schlumberger was required to apply an exchange rate of 11.3 Venezuelan bolivares fuertes to the US dollar (the rate per the auction system at January 24, 2014), it would result in a charge of approximately $150 million.

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

At December 31, 2013, contracts were outstanding for the US dollar equivalent of $7.6 billion in various foreign currencies of which $3.8 billion relate to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and, from time to time, interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2013, Schlumberger had fixed rate debt aggregating approximately $11.2 billion and variable rate debt aggregating approximately $1.9 billion before considering the effects of cross currency and interest rate swaps.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $5.3 billion at December 31, 2013, are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds and are substantially all denominated in US dollars. The average return on investment was 0.5% in 2013.

The following table represents carrying amounts of Schlumberger’s debt at December 31, 2013 by year of maturity:

	(Stated in millions)

	Expected Maturity Dates
	2014	2015	2016	2017	2018	2019	2021	2022	2023	Total
Fixed rate debt
4.50% Guaranteed Notes	$1,377									$1,377
2.75% Guaranteed Notes		$1,373								1,373
2.65% Senior Notes			$500							500
1.95% Senior Notes			1,099							1,099
1.25% Senior Notes				$999						999
1.50% Guaranteed Notes						$697				697
3.30% Senior Notes							$1,596			1,596
4.20% Senior Notes							1,099			1,099
2.40% Senior Notes								$999		999
3.65% Senior Notes									$1,495	1,495
Total fixed rate debt	$1,377	$1,373	$1,599	$999	—	$697	$2,695	$999	$1,495	$11,234
Variable rate debt	1,406	4	21	—	$511	—	—	—	—	1,942
Total	$2,783	$1,377	$1,620	$999	$511	$697	$2,695	$999	$1,495	$13,176
The fair market value of the outstanding fixed rate debt was approximately $11.3 billion as of December 31, 2013. The weighted average interest rate on the variable rate debt as of December 31, 2013 was 2.8%.

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

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in millions, except per share amounts)

Year Ended December 31,	2013	2012	2011
Revenue	$45,266	$41,731	$36,579
Interest and other income	165	172	130
Gain on formation of OneSubsea	1,028	—	—
Expenses
Cost of revenue	35,331	32,885	28,802
Research & engineering	1,174	1,153	1,061
General & administrative	416	405	417
Merger & integration	—	128	113
Impairment & other	456	33	—
Interest	391	340	298
Income from continuing operations before taxes	8,691	6,959	6,018
Taxes on income	1,848	1,700	1,492
Income from continuing operations	6,843	5,259	4,526
Income (loss) from discontinued operations	(69)	260	481
Net income	6,774	5,519	5,007
Net income attributable to noncontrolling interests	42	29	10
Net income attributable to Schlumberger	$6,732	$5,490	$4,997

Schlumberger amounts attributable to:
Income from continuing operations	$6,801	$5,230	$4,516
Income (loss) from discontinued operations	(69)	260	481
Net income	$6,732	$5,490	$4,997

Basic earnings per share of Schlumberger:
Income from continuing operations	$5.14	$3.93	$3.35
Income (loss) from discontinued operations	(0.05)	0.20	0.36
Net income (1)	$5.09	$4.13	$3.70

Diluted earnings per share of Schlumberger:
Income from continuing operations	$5.10	$3.91	$3.32
Income (loss) from discontinued operations	(0.05)	0.19	0.35
Net income	$5.05	$4.10	$3.67

Average shares outstanding:
Basic	1,323	1,330	1,349
Assuming dilution	1,333	1,339	1,361
(1)	Amounts may not add due to rounding.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	(Stated in millions)

Year Ended December 31,	2013	2012	2011
Net income	$6,774	$5,519	$5,007
Currency translation adjustments
Unrealized net change arising during the period	(151)	76	(82)
Marketable securities
Unrealized gain arising during the period	35	141	—
Derivatives
Net derivatives gain (loss) on hedging transactions	49	92	(79)
Reclassification to net income of net realized (gain) loss	(50)	(36)	8
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial gain (loss) arising during the period	1,328	(1,016)	(1,008)
Amortization to net income of net actuarial loss	300	187	133
Prior service cost
Prior service gain arising during the period	—	—	1
Amortization to net income of net prior service cost	125	125	121
Income taxes on pension and other postretirement benefit plans	(302)	100	117
Comprehensive income	8,108	5,188	4,218
Comprehensive income attributable to noncontrolling interests	42	29	10
Comprehensive income attributable to Schlumberger	$8,066	$5,159	$4,208

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)

December 31,	2013	2012
ASSETS
Current Assets
Cash	$3,472	$1,905
Short-term investments	4,898	4,369
Receivables less allowance for doubtful accounts (2013 - $384; 2012 - $202)	11,497	11,351
Inventories	4,603	4,785
Deferred taxes	288	343
Other current assets	1,467	1,403
	26,225	24,156
Fixed Income Investments, held to maturity	363	245
Investments in Affiliated Companies	3,317	1,502
Fixed Assets less accumulated depreciation	15,096	14,780
Multiclient Seismic Data	667	518
Goodwill	14,706	14,585
Intangible Assets	4,709	4,802
Other Assets	2,017	959
	$67,100	$61,547
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,837	$8,453
Estimated liability for taxes on income	1,490	1,426
Long-term debt - current portion	1,819	1,163
Short-term borrowings	964	958
Dividends payable	415	368
	13,525	12,368
Long-term Debt	10,393	9,509
Postretirement Benefits	670	2,169
Deferred Taxes	1,708	1,493
Other Liabilities	1,169	1,150
	27,465	26,689
Equity
Common stock	12,192	11,912
Treasury stock	(8,135)	(6,160)
Retained earnings	37,966	32,887
Accumulated other comprehensive loss	(2,554)	(3,888)
Schlumberger stockholders’ equity	39,469	34,751
Noncontrolling interests	166	107
	39,635	34,858
	$67,100	$61,547

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Stated in millions)

Year Ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net Income	$6,774	$5,519	$5,007
Less: (Income) loss from discontinued operations	69	(260)	(481)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	3,666	3,500	3,274
Gain on formation of OneSubsea	(1,028)	—	—
Earnings of companies carried at equity, less dividends received	(71)	(61)	(64)
Deferred income taxes	(105)	(76)	(26)
Stock-based compensation expense	315	335	272
Pension and other postretirement benefits expense	518	403	365
Impairment of equity investments	364	—	—
Other non-cash items	371	97	203
Pension and other postretirement benefits funding	(538)	(673)	(601)
Change in operating assets and liabilities: (2)
Increase in receivables	(858)	(2,087)	(1,402)
Decrease (increase) in inventories	188	(645)	(863)
Decrease (increase) in other current assets	17	(350)	(58)
Increase in other assets	(767)	(253)	(74)
Increase in accounts payable and accrued liabilities	654	876	639
Increase (decrease) in estimated liability for taxes on income	34	125	(549)
Increase in other liabilities	60	1	169
Other	125	92	69
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,788	6,543	5,880
Cash flows from investing activities:
Capital expenditures	(3,943)	(4,694)	(4,004)
Multiclient seismic data capitalized	(394)	(351)	(289)
Payment for OneSubsea transaction	(600)	—	—
Other business acquisitions and investments, net of cash acquired	(610)	(845)	(186)
(Purchase) sale of investments, net	(648)	(1,228)	351
Other	218	(55)	230
NET CASH USED IN INVESTING ACTIVITIES	(5,977)	(7,173)	(3,898)
Cash flows from financing activities:
Dividends paid	(1,608)	(1,432)	(1,300)
Proceeds from employee stock purchase plan	270	247	208
Proceeds from exercise of stock options	267	163	230
Stock repurchase program	(2,596)	(972)	(2,998)
Proceeds from issuance of long-term debt	4,554	2,832	6,884
Repayment of long-term debt	(3,141)	(1,817)	(4,992)
Net increase (decrease) in short-term borrowings	37	621	(119)
Other	18	19	(613)
NET CASH USED IN FINANCING ACTIVITIES	(2,199)	(339)	(2,700)
Cash flow from discontinued operations - operating activities	(2)	145	289
Cash flow from discontinued operations - investing activities	(28)	1,011	373
Cash flow from discontinued operations	(30)	1,156	662
Net increase (decrease) in cash before translation effect	1,582	187	(56)
Translation effect on cash	(15)	13	(3)
Cash, beginning of year	1,905	1,705	1,764
Cash, end of year	$3,472	$1,905	$1,705
(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				(Stated in millions)

			Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	Common Stock
	Issued	In Treasury
Balance, January 1, 2011	$11,920	$(3,136)	$25,210	$(2,768)	$218	$31,444
Net income			4,997		16	5,013
Currency translation adjustments				(82)		(82)
Changes in fair value of derivatives				(71)		(71)
Pension and other postretirement benefit plans				(636)		(636)
Shares sold to optionees less shares exchanged	(29)	259				230
Vesting of restricted stock	(39)	39				—
Shares issued under employee stock purchase plan	53	155				208
Stock repurchase program		(2,998)				(2,998)
Stock-based compensation cost	272					272
Acquisition of noncontrolling interests	(553)				(80)	(633)
Dividends declared ($1.00 per share)			(1,347)			(1,347)
Other	15	2			(25)	(8)
Balance, December 31, 2011	11,639	(5,679)	28,860	(3,557)	129	31,392
Net income			5,490		29	5,519
Currency translation adjustments				71		71
Change in unrealized gain on marketable securities				141		141
Changes in fair value of derivatives				56		56
Pension and other postretirement benefit plans				(604)		(604)
Shares sold to optionees less shares exchanged	(75)	238				163
Vesting of restricted stock	(20)	20				—
Shares issued under employee stock purchase plan	16	231				247
Stock repurchase program		(972)				(972)
Stock-based compensation cost	335					335
Sale of CE Franklin				5	(68)	(63)
Dividends declared ($1.10 per share)			(1,463)			(1,463)
Other	17	2			17	36
Balance, December 31, 2012	11,912	(6,160)	32,887	(3,888)	107	34,858
Net income			6,732		42	6,774
Currency translation adjustments				(151)		(151)
Change in unrealized gain on marketable securities				35		35
Changes in fair value of derivatives				(1)		(1)
Pension and other postretirement benefit plans				1,451		1,451
Shares sold to optionees less shares exchanged	(44)	311				267
Vesting of restricted stock	(56)	56				—
Shares issued under employee stock purchase plan	18	252				270
Stock repurchase program		(2,596)				(2,596)
Stock-based compensation cost	315					315
Acquisition of noncontrolling interests					22	22
Dividends declared ($1.25 per share)			(1,653)			(1,653)
Other	47	2			(5)	44
Balance, December 31, 2013	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

	(Stated in millions)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2011	1,434	(73)	1,361
Shares sold to optionees less shares exchanged	—	6	6
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	3	3
Stock repurchase program Stock repurchase program	—	(37)	(37)
Balance, December 31, 2011	1,434	(100)	1,334
Shares sold to optionees less shares exchanged	—	4	4
Shares issued under employee stock purchase plan	—	4	4
Stock repurchase program	—	(14)	(14)
Balance, December 31, 2012	1,434	(106)	1,328
Shares sold to optionees less shares exchanged	—	5	5
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	4	4
Stock repurchase program	—	(31)	(31)
Balance, December 31, 2013	1,434	(127)	1,307

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “Schlumberger”) comprise the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; recoverability of deferred costs, goodwill, intangible assets and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Translation of Non-United States Currencies

The functional currency of Schlumberger is primarily the US dollar. Assets and liabilities recorded in functional currencies other than US dollars are translated at period end exchange rates. The resulting adjustments are charged or credited directly to the Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period. Realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction losses of $24 million, $37 million and $25 million, net of hedging activities, were recognized in 2013, 2012 and 2011, respectively.

Short-term and Fixed Income Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and are substantially denominated in US dollars. Under normal circumstances it is the intent of Schlumberger to hold the investments until maturity, with the exception of investments that are considered trading ($194 million at both December 31, 2013 and 2012). Short-term investments that are designated as trading are stated at fair value, which is estimated using quoted market prices for those or similar investments. All other investments are stated at cost plus accrued interest, which approximates market. The unrealized gains/losses on investments designated as trading were not significant at both December 31, 2013 and 2012.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider Short-term investments to be cash equivalents.

Fixed Income Investments, held to maturity at December 31, 2013 of $363 million mature as follows: $51 million in 2015, $23 million in 2016, $51 million in 2017 and $238 million in 2018.

Inventories

Inventories are stated at average cost or at market, whichever is lower. Costs included in Inventories consist of materials, direct labor and manufacturing overhead.

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Investments in publicly traded companies in which Schlumberger does not have significant influence are accounted for as available-for-sale marketable securities. These marketable securities are reported at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of Accumulated other comprehensive loss. The fair value of these marketable securities was $257 million and $222 million at December 31, 2013 and 2012, respectively. The cost basis of these marketable securities was $81 million at both December 31, 2013 and 2012.

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

Earnings per Share

Basic earnings per share of Schlumberger from continuing operations is calculated by dividing income from continuing operations attributable to Schlumberger by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing income from continuing operations attributable to Schlumberger by the sum of (i) unvested restricted stock units and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes that all stock options which are in the money are exercised at the beginning of the period and that the proceeds are used by Schlumberger to purchase shares of its common stock at the average market price for the period.

The following is a reconciliation from basic to diluted earnings per share from continuing operations of Schlumberger for each of the last three years:

	(Stated in million except per share amounts)

	Schlumberger Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2013:
Basic	$6,801	1,323	$5.14
Assumed exercise of stock options	—	6
Unvested restricted stock	—	4
Diluted	$6,801	1,333	$5.10

2012:
Basic	$5,230	1,330	$3.93
Assumed exercise of stock options	—	5
Unvested restricted stock	—	4
Diluted	$5,230	1,339	$3.91

2011:
Basic	$4,516	1,349	$3.35
Assumed exercise of stock options	—	10
Unvested restricted stock	—	2
Diluted	$4,516	1,361	$3.32

Employee stock options to purchase 12 million, 21 million and 14 million shares of common stock at December 31, 2013, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore, the effect on diluted earnings per share would have been anti-dilutive.

3. Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during 2013, 2012 and 2011:

2013

•	During the fourth quarter, Schlumberger recorded a $152 million pretax ($122 million after-tax) provision relating to accounts receivable from a client in Brazil who filed for bankruptcy.
—

During the second quarter, Schlumberger recorded a pretax and after-tax gain of $1.028 billion as a result of the deconsolidation of its subsea business in connection with the formation of the OneSubsea joint venture with Cameron International Corporation (“Cameron”). Refer to Note 4 – Acquisitions for further details.

—

During the second quarter, Schlumberger recorded a $222 million pretax ($203 million after-tax) impairment charge relating to an investment in a company involved in developing drilling-related technology and a $142 million pretax and after-tax impairment charge relating to an investment in a contract drilling business.

—

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

The following is a summary of these charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Consolidated Statement of Income Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
Provision for accounts receivable	152	30	122	Cost of revenue
Currency devaluation loss in Venezuela	92	—	92	Impairment & other
	$(420)	$49	$(469)

2012

—

Schlumberger recorded pretax merger and integration-related charges throughout 2012 of $128 million ($112 million after-tax) in connection with its 2010 acquisitions of Smith International, Inc. (“Smith”) and Geoservices.

—	During the fourth quarter, Schlumberger recorded a pretax charge of $33 million ($27 million after-tax) relating to severance in connection with an initiative to rationalize global overhead costs.

The following is a summary of these charges:

	(Stated in millions)

	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$128	$16	$112	Merger & integration
Workforce reduction	33	6	27	Impairment & other
	$161	$22	$139

2011

—	Schlumberger recorded pretax merger and integration-related charges throughout 2011 of $113 million ($95 million after-tax) in connection with its 2010 acquisitions of Smith and Geoservices.
—

During the fourth quarter, Schlumberger recorded a pretax and after-tax charge of $60 million relating to certain assets in Libya that were no longer recoverable as a result of the political unrest there.

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

The following is a summary of these charges:

	(Stated in millions)

	Pretax	Tax	Net	Consolidated Statement of Income Classification
Merger-related integration costs	$113	$18	$95	Merger & integration
Donation to the Schlumberger Foundation	50	10	40	General & administrative
Write-off of assets in Libya	60	—	60	Cost of revenue
	$223	$28	$195

4. Acquisitions

Formation of OneSubsea Joint Venture

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

Other

Schlumberger has made other acquisitions and investments, none of which were significant individually or in the aggregate, for cash payments, net of cash acquired, of $610 million during 2013, $845 million during 2012, and $610 million during 2011.

5. Inventories

A summary of inventories follows:

	(Stated in millions)

	2013	2012
Raw materials & field materials	$2,539	$2,519
Work in process	261	349
Finished goods	1,803	1,917
	$4,603	$4,785

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)

	2013	2012
Land	$394	$366
Buildings & improvements	3,534	3,209
Machinery & equipment	29,332	27,690
Seismic vessels	1,904	1,903
	35,164	33,168
Less accumulated depreciation	20,068	18,388
	$15,096	$14,780

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years.

Depreciation expense relating to fixed assets was $3.1 billion, $2.9 billion and $2.7 billion in 2013, 2012 and 2011, respectively.

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

	(Stated in millions)

	2013	2012
Balance at beginning of year	$518	$425
Capitalized in year	394	351
Charged to expense	(245)	(258)
	$667	$518

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows:

	(Stated in millions)

	Reservoir Characterization	Drilling	Production	Distribution	Total
Balance at January 1, 2012	$3,360	$8,362	$2,356	$76	$14,154
Acquisitions	391	93	—	—	484
Reallocation	—	(125)	125	—	—
Divestiture of business	—	—	—	(76)	(76)
Other	9	7	7	—	23
Balance, December 31, 2012	3,760	8,337	2,488	—	14,585
Acquisitions	4	3	336	—	343
Divestiture of business	—	—	(150)	—	(150)
Other	(27)	(25)	(20)	—	(72)
Balance, December 31, 2013	$3,737	$8,315	$2,654	$—	$14,706

9. Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

	2013			2012
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,960	$597	$1,363	$1,967	$474	$1,493
Tradenames	1,647	257	1,390	1,647	188	1,459
Customer Relationships	2,263	407	1,856	2,115	312	1,803
Other	435	335	100	369	322	47
	$6,305	$1,596	$4,709	$6,098	$1,296	$4,802

Amortization expense was $330 million in 2013, $331 million in 2012 and $324 million in 2011.

The weighted average amortization period for all intangible assets is 20 years.

Amortization expense for the subsequent five years is estimated to be as follows: 2014: $357 million, 2015: $350 million, 2016: $334 million, 2017: $314 million and 2018: $307 million.

10. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

	(Stated in millions)

	2013	2012
3.30% Senior Notes due 2021	$1,596	$1,595
3.65% Senior Notes due 2023	1,495	—
4.50% Guaranteed Notes due 2014 (1)	—	1,324
2.75% Guaranteed Notes due 2015 (1)	1,373	1,318
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,099	1,099
1.25% Senior Notes due 2017	999	999
2.40% Senior Notes due 2022	999	998
1.50% Guaranteed Notes due 2019(1)	697	—
2.65% Senior Notes due 2016 (2)	500	500
Floating Rate Senior Notes due 2014 (3)	—	300
Other	536	277
	$10,393	$9,509
(1)

Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies. The following is a summary of debt issued under this program:

•

Schlumberger issued €0.5 billion 1.50% Guaranteed Notes due 2019 in the fourth quarter of 2013.  Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate equal to three-month LIBOR plus approximately 64 basis points.

•

Schlumberger issued €1.0 billion 2.75% Guaranteed Notes due 2015 in the fourth quarter of 2010. Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 2.56%.

•

Schlumberger issued €1.0 billion 4.50% Guaranteed Notes due 2014 in the first quarter of 2009, Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate of 4.95%.

(2)

Schlumberger entered into agreements to swap these dollar notes for euros on the date of issue until maturity, effectively making this a euro-denominated debt on which Schlumberger pays interest in euros at a rate of 2.39%.

(3)	These notes bear interest at a rate equal to three-month LIBOR plus 55 basis points per year.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA, a wholly-owned finance subsidiary of Schlumberger.

At December 31, 2013, Schlumberger had separate committed debt facility agreements aggregating $4.0 billion with commercial banks, of which $3.7 billion was available and unused. This included $3.5 billion of committed facilities which supports a commercial paper program in Europe, of which $250 million mature in July 2016, $1.75 billion mature in July 2018 and $1.5 billion mature in November 2018. Interest rates and other terms of borrowing under these lines of credit vary from country to country.
Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper program at December 31, 2013 were $95 million and were classified within Long-term debt – current portion in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2012.

The weighted average interest rate on variable rate debt as of December 31, 2013 was 2.8%.

Long-term Debt as of December 31, 2013, is due as follows: $1.4 billion in 2015, $1.6 billion in 2016, $1.0 billion in 2017, $0.5 billion in 2018, $0.7 billion in 2019, $2.7 billion in 2021, $1.0 billion in 2022 and $1.5 billion in 2023.

The fair value of Schlumberger’s Long-term Debt at December 31, 2013 and December 31, 2012 was $10.4 billion and $9.9 billion, respectively, and was estimated based on quoted market prices.

11. Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks primarily related to fluctuations in foreign currency exchange rates and interest rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivatives for speculative purposes.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 78% of Schlumberger’s revenues in 2013 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar - reported expenses will increase (decrease).

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

At December 31, 2013, Schlumberger recognized a cumulative net $29 million gain in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next twelve months.

Schlumberger is also exposed to changes in the fair value of assets and liabilities, including certain of its long-term debt, which are denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to hedge this exposure for certain currencies. The fair value of these contracts is recorded on the Consolidated Balance Sheet and the changes in the fair value are recognized in the Consolidated Statement of Income along with the change in fair value of the hedged item.

At December 31, 2013, contracts were outstanding for the US dollar equivalent of $7.6 billion in various foreign currencies, of which $3.8 billion relate to hedges of debt denominated in currencies other than the functional currency.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and, from time to time, interest rate swaps to mitigate the exposure to changes in interest rates.

During the fourth quarter of 2013, Schlumberger entered into a cross currency swap for a notional amount of €0.5 billion in order to hedge changes in the fair value of Schlumberger’s €0.5 billion 1.50% Guaranteed Notes due 2019.  Under the terms of this swap, Schlumberger will receive interest at a fixed rate of 1.50% on the euro notional amount and will pay interest at a floating rate of three-month LIBOR plus approximately 64 basis points on the US dollar notional amount.

This cross currency swap is designated as a fair value hedge of the underlying debt.  This derivative instrument is marked to market with gains and losses recognized currently in income to largely offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

At December 31, 2013, Schlumberger had fixed rate debt aggregating $10.5 billion and variable rate debt aggregating $2.7 billion, after taking into account the effect of the swap.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
Derivative assets	2013	2012
Derivative designated as hedges:
Foreign exchange contracts	$98	$26	Other current assets
Foreign exchange contracts	24	22	Other Assets
Interest rate swaps	27	—	Other Assets
Interest rate swaps	—	2	Other current assets
	149	50
Derivative not designated as hedges:
Foreign exchange contracts	10	10	Other current assets
Foreign exchange contracts	4	6	Other Assets
	14	16
	$163	$66
Derivative Liabilities
Derivative designated as hedges:
Foreign exchange contracts	$14	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	1	19	Other Liabilities
	15	99
Derivative not designated as hedges:
Foreign exchange contracts	2	3	Accounts payable and accrued liabilities

	$17	$102

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income			Consolidated Statement of
	2013	2012	2011	Income Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$15	$1	$9	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(2)	$5	$(17)	Cost of revenue
Commodity contracts	—	1	(5)	Cost of revenue
	$(2)	$6	$(22)

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other comprehensive loss (AOCL) was as follows:

	(Stated in millions)

	Gain (Loss) Reclassified from AOCL into Income			Consolidated Statement of
	2013	2012	2011	Income Classification
Foreign exchange contracts	$58	$49	$(25)	Cost of revenue
Foreign exchange contracts	(8)	(13)	17	Research & engineering
	$50	$36	$(8)

	(Stated in millions)

	Gain (Loss) Recognized in AOCL
	2013	2012	2011
Foreign exchange contracts	$49	$92	$(79)

12. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,307,330,369 and 1,328,255,773 shares were outstanding on December 31, 2013 and 2012, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

	Currency Translation Adjustments	Fair Value of Derivatives	Pension and Other Postretirement Benefit Plans	Unrealized Gains on Marketable Securities	Total
Balance, January 1, 2011	$(911)	$45	$(1,902)	$—	$(2,768)
Other comprehensive income (loss) before reclassifications	(82)	(79)	(1,007)	—	(1,168)
Amounts reclassified from accumulated other comprehensive loss	—	8	254	—	262
Income taxes	—	—	117	—	117
Balance, December 31, 2011	(993)	(26)	(2,538)	—	(3,557)
Other comprehensive income (loss) before reclassifications	76	92	(1,016)	141	(707)
Amounts reclassified from accumulated other comprehensive loss	—	(36)	312	—	276
Income taxes	—	—	100	—	100
Balance, December 31, 2012	(917)	30	(3,142)	141	(3,888)
Other comprehensive income (loss) before reclassifications	(151)	49	1,328	35	1,261
Amounts reclassified from accumulated other comprehensive loss	—	(50)	425	—	375
Income taxes	—	—	(302)	—	(302)
Balance, December 31, 2013	$(1,068)	$29	$(1,691)	$176	$(2,554)

Other comprehensive income was $1.334 billion in 2013.  Other comprehensive loss was $331 million and $789 million in 2012 and 2011, respectively.

13. Stock-based Compensation Plans

Schlumberger has three types of stock-based compensation programs: (i) stock options, (ii) a restricted stock, restricted stock unit and performance share unit program (collectively referred to as “restricted stock”) and (iii) a discounted stock purchase plan (“DSPP”).

Stock Options

Key employees are granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price equals the average of the high and low sales prices of Schlumberger stock on the date of grant; an option’s maximum term is ten years, and options generally vest in increments over five years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2013	2012	2011
Dividend yield	1.7%	1.5%	1.2%
Expected volatility	38%	39%	37%
Risk free interest rate	1.2%	1.5%	2.8%
Expected option life in years	7.0	6.9	6.9
Weighted-average fair value per share	$23.93	$25.26	$31.38

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2013:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
Exercise prices range	Options Outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Options Exercisable	Weighted- average exercise price
$23.75 - $56.61	7,244	3.8	$45.23	6,257	$45.84
$58.45 - $68.83	8,458	5.5	$65.82	5,125	$64.70
$70.31 - $78.35	13,765	8.6	$71.94	1,289	$72.25
$83.88 - $84.93	10,005	6.1	$84.21	5,762	$84.45
$89.99 - $110.77	2,467	5.8	$94.31	1,658	$96.29
	41,939	6.4	$70.33	20,091	$67.58

The weighted average remaining contractual life of stock options exercisable as of December 31, 2013 was 4.8 years.

The following table summarizes stock option activity during the years ended December 31, 2013, 2012 and 2011:

	(Shares stated in thousands)

	2013		2012		2011
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	42,059	$67.77	40,027	$63.84	37,499	$55.33
Granted	6,570	$72.16	8,664	$72.04	9,528	$84.29
Exercised	(5,168)	$51.73	(4,171)	$39.07	(5,470)	$42.36
Forfeited	(1,522)	$70.57	(2,461)	$67.50	(1,530)	$58.82
Outstanding at year-end	41,939	$70.33	42,059	$67.77	40,027	$63.84

The aggregate intrinsic value of stock options outstanding as of December 31, 2013 was $840 million.

The aggregate intrinsic value of stock options exercisable as of December 31, 2013 was $463 million.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $176 million, $142 million and $246 million, respectively.

Restricted Stock

During 2013, Schlumberger began granting performance share units to certain executives.  The number of shares earned is determined at the end of each performance period, which is generally three years, based on Schlumberger’s achievement of a predefined return on capital employed (“ROCE”), as defined in the underlying performance share unit agreement.  In the event the ROCE exceeds the predefined target, shares for up to the maximum of 250% of the target award may be granted.  In the event the ROCE falls below the predefined target, a reduced number of shares may be granted.  If the ROCE falls below the threshold award performance level, no shares will be granted.  As of December 31, 2013, performance share units of 0.5 million were outstanding based on the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years.

Restricted stock awards do not pay dividends or allow voting rights during the performance period.  Accordingly, the fair value of the restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received during the vesting period.

The following table summarizes information about all restricted stock transactions:

	(Shares stated in thousands)

	2013		2012		2011
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,566	$73.62	2,433	$72.25	2,223	$64.27
Granted	1,949	75.65	1,668	71.09	1,136	84.61
Vested	(958)	66.98	(351)	52.26	(767)	67.36
Forfeited	(386)	74.53	(184)	73.38	(159)	72.51
Unvested at end of year	4,171	$76.01	3,566	$73.62	2,433	$72.25

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2013	2012	2011
Dividend yield	1.7%	1.6%	1.2%
Expected volatility	24%	41%	28%
Risk free interest rate	0.1%	0.2%	0.2%
Weighted average fair value per share	$9.91	$12.71	$12.83

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

	(Stated in millions)

	2013	2012	2011
Stock options	$165	$203	$176
Restricted stock	110	82	60
DSPP	40	50	36
	$315	$335	$272

At December 31, 2013, there was $502 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements of which $232 million is expected to be recognized in 2014, $161 million in 2015, $75 million in 2016, $28 million in 2017 and $6 million in 2018.

As of December 31, 2013, approximately 40 million shares were available for future grants under Schlumberger’s stock-based compensation programs.

14.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 40%.

Income from continuing operations before taxes which were subject to United States and non-United States income taxes for each of the three years ended December 31, were as follows:

	(Stated in millions)

	2013	2012	2011
United States	$1,904	$1,980	$2,246
Outside United States	6,787	4,979	3,772
	$8,691	$6,959	$6,018

Schlumberger recorded net pretax credits of $420 million in 2013 ($53 million of charges in the US and $473 million of net credits outside of the US). Schlumberger recorded $161 million of pretax charges in 2012 ($52 million in the US and $109 million outside the US) and $223 million of pretax charges in 2011 ($104 million in the US and $119 million outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)

	2013	2012
Postretirement benefits	$236	$543
Intangible assets	(1,502)	(1,490)
Investments in non-US subsidiaries	(282)	(317)
Other, net	128	114
	$(1,420)	$(1,150)

The above deferred tax balances at December 31, 2013 and 2012 were net of valuation allowances relating to net operating losses in certain countries of $238 million and $256 million, respectively.

The components of Taxes on income were as follows:

	(Stated in millions)

	2013	2012	2011
Current:
United States - Federal	$682	$698	$809
United States - State	60	53	42
Outside United States	1,211	1,025	667
	$1,953	$1,776	$1,518
Deferred:
United States - Federal	$(109)	$(105)	$(73)
United States - State	(4)	(7)	(7)
Outside United States	34	22	75
Valuation allowance	(26)	14	(21)
	$(105)	$(76)	$(26)
	$1,848	$1,700	$1,492

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2013	2012	2011
US statutory federal rate	35%	35%	35%
Non-US income taxed at different rates	(12)	(10)	(9)
Charges and credits (See Note 3)	(2)	—	—
Other	—	(1)	(1)
	21%	24%	25%

Schlumberger conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audit by the tax authorities. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2013, 2012 and 2011 is as follows:

	(Stated in millions)

	2013	2012	2011
Balance at beginning of year	$1,453	$1,353	$1,338
Additions based on tax positions related to the current year	146	156	153
Additions for tax positions of prior years	109	98	49
Additions related to acquisitions	—	—	48
Impact of changes in exchange rates	(47)	12	(18)
Settlements with tax authorities	(64)	(17)	(77)
Reductions for tax positions of prior years	(109)	(103)	(102)
Reductions due to the lapse of the applicable statute of limitations	(36)	(46)	(38)
Balance at end of year	$1,452	$1,453	$1,353

The amounts above exclude accrued interest and penalties of $253 million, $250 million and $225 million at December 31, 2013, 2012 and 2011 respectively.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2013, 2012 and 2011, Schlumberger recognized $30 million, $21 million and $15 million in interest and penalties, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2008 - 2013
Canada	2006 - 2013
Mexico	2007 - 2013
Norway	2013
Russia	2010 - 2013
Saudi Arabia	2001 - 2013
United Kingdom	2009 - 2013
United States	2008 - 2013

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

15. Leases and Lease Commitments

Total rental expense was $1.9 billion in 2013, $1.9 billion in 2012, and $1.6 billion in 2011.

Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)

2014	$318
2015	246
2016	195
2017	165
2018	136
Thereafter	558
$1,618

16. Contingencies

In 2009, Schlumberger learned that United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain historical Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Governmental agencies and authorities have a broad range of civil and criminal penalties that they may seek to impose for violations of trade and economic sanction laws including, but not limited to, disgorgement, fines, penalties and modifications to business practices. In recent years, these agencies and authorities have obtained a wide range of penalties in settlements with companies arising from trade and economic sanction investigations, including in some cases fines and other penalties in the tens and hundreds of millions of dollars. Schlumberger is cooperating with the governmental authorities and cannot currently predict the outcome or estimate the possible impact of the ultimate resolution of these matters.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. Pursuant to a contract between M-I SWACO and BP, M-I SWACO provided certain services under the direction of BP. A number of legal actions, certain of which named an M-I SWACO entity as a defendant, were filed in connection with the Deepwater Horizon incident. Many of these claims were consolidated into multidistrict litigation in federal court (the “MDL”). During the first quarter of 2013, the federal court entered its order dismissing all claims against M-I SWACO that were consolidated as part of the MDL.

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

—

Drilling Group – Consists of the principal technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, Drilling Tools & Remedial Services and Integrated Project Management well construction projects.

—

Production Group – Consists of the principal technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Well Intervention, Water Services, Carbon Services and the Schlumberger Production Management field production projects.

The Groups are collectively referred to as “Oilfield Services.”

Financial information for the years ended December 31, 2013, 2012 and 2011, by segment, is as follows:

	(Stated in millions)

	2013
	Revenue	Income before taxes	Assets	Depreciation and Amortization	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$12,246	$3,647	$8,807	$1,332	$1,275
Drilling	17,317	3,309	11,069	1,088	1,291
Production	15,927	2,619	10,033	821	1,204
Eliminations & other	(224)	(231)	1,954	217	173
	45,266	9,344	31,863	3,458	3,943
Goodwill and intangible assets			19,415
All other assets			3,772
Corporate (1)		(726)	12,050	208
Interest income (2)		22
Interest expense (3)		(369)
Charges & credits (4)		420
	$45,266	$8,691	$67,100	$3,666	$3,943

	(Stated in millions)

	2012
	Revenue	Income before taxes	Assets	Depreciation and Amortization	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$11,159	$3,069	$8,558	$1,311	$1,235
Drilling	15,892	2,789	10,989	1,086	1,668
Production	14,802	2,327	9,579	724	1,439
Eliminations & other	(122)	(68)	2,065	181	352
	41,731	8,117	31,191	3,302	4,694
Goodwill and intangible assets			19,387
Discontinued operations assets			246
All other assets			2,702
Corporate (1)		(696)	8,021	198
Interest income (2)		30
Interest expense (3)		(331)
Charges & credits (4)		(161)
	$41,731	$6,959	$61,547	$3,500	$4,694

	(Stated in millions)
	2011
	Revenue	Income before taxes	Assets	Depreciation and Amortization	Capital Expenditures
OILFIELD SERVICES
Reservoir Characterization	$9,740	$2,347	$7,480	$1,285	$1,055
Drilling	13,775	2,218	9,055	982	1,419
Production	13,030	2,554	7,962	643	1,382
Eliminations & other	34	(35)	1,958	162	148
	36,579	7,084	26,455	3,072	4,004
Goodwill and intangible assets			18,932
Discontinued operations assets			1,280
All other assets			2,201
Corporate (1)		(590)	6,333	202
Interest income (2)		37
Interest expense (3)		(290)
Charges & credits (4)		(223)
	$36,579	$6,018	$55,201	$3,274	$4,004
(1)

Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible and other nonoperating items. Corporate assets consist of cash, short-term investments, fixed income investments, held to maturity and investments in affiliates.

(2)	Interest income excludes amounts which are included in the segments’ income (2013: $11 million; 2012: $- million; 2011: $3 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2013: $23 million; 2012: $8 million; 2011: $8 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets and multiclient seismic data.

Depreciation & Amortization includes multiclient seismic data costs.

Revenue by geographic area for the years ended December 31, 2013, 2012 and 2011 is as follows:

	(Stated in millions)

	2013	2012	2011
North America	$13,897	$13,535	$12,378
Latin America	7,751	7,554	6,467
Europe/CIS/Africa	12,366	11,444	9,676
Middle East & Asia	10,810	8,775	7,722
Eliminations & other	442	423	336
	$45,266	$41,731	$36,579

Revenue is based on the location where services are provided.

During each of the three years ended December 31, 2013, 2012 and 2011, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2013, 2012 and 2011 was $12.0 billion, $11.8 billion and $10.7 billion, respectively.

Fixed Assets less accumulated depreciation by geographic area are as follows:

	(Stated in millions)

	2013	2012	2011
North America	$4,858	$4,868	$4,230
Latin America	1,889	1,788	1,472
Europe/CIS/Africa	3,452	3,414	3,341
Middle East & Asia	2,991	2,908	2,233
Unallocated (1)	1,906	1,802	1,717
	$15,096	$14,780	$12,993
(1)	Represents seismic vessels, including the related on-board equipment, which frequently transition between geographic areas.

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

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2013	2012	2011	2013	2012	2011
Discount rate	4.25%	5.00%	5.50%	4.38%	4.95%	5.47%
Compensation increases	4.00%	4.00%	4.00%	4.83%	4.91%	4.91%
Return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

Net pension cost for 2013, 2012 and 2011 included the following components:

	(Stated in millions)

	US			International
	2013	2012	2011	2013	2012	2011
Service cost - benefits earned during the period	$80	$68	$59	$127	$86	$64
Interest cost on projected benefit obligation	150	152	150	253	241	226
Expected return on plan assets	(200)	(185)	(170)	(384)	(328)	(279)
Amortization of net loss	122	95	89	155	76	31
Amortization of prior service cost	12	12	12	117	120	120
	$164	$142	$140	$268	$195	$162

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2013	2012	2013	2012
Discount rate	4.85%	4.25%	4.76%	4.38%
Compensation increases	4.00%	4.00%	4.80%	4.83%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

	(Stated in millions)

	US		International
	2013	2012	2013	2012
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$3,558	$3,073	$5,798	$4,666
Service cost	80	68	127	86
Interest cost	150	152	253	241
Contributions by plan participants	—	—	104	97
Actuarial (gains) losses	(232)	399	(168)	786
Currency effect	—	—	30	62
Benefits paid	(138)	(134)	(163)	(140)
Projected benefit obligation at end of year	$3,418	$3,558	$5,981	$5,798
Change in Plan Assets
Plan assets at fair value at beginning of year	$2,910	$2,655	$5,120	$4,097
Actual return on plan assets	356	336	836	490
Currency effect	—	—	35	62
Company contributions	141	53	314	514
Contributions by plan participants	—	—	104	97
Benefits paid	(138)	(134)	(163)	(140)
Plan assets at fair value at end of year	$3,269	$2,910	$6,246	$5,120
(Unfunded Liability) / Asset	$(149)	$(648)	$265	$(678)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(149)	$(648)	$(5)	$(687)
Other Assets	—	—	270	9
	$(149)	$(648)	$265	$(678)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$687	$1,197	$882	$1,234
Prior service cost	78	90	418	598
	$765	$1,287	$1,300	$1,832
Accumulated benefit obligation	$3,158	$3,262	$5,593	$5,401

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

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2013	2012	Target	2013	2012
Equity securities	45 - 55%	50%	47%	50 - 70%	60%	56%
Debt securities	33 - 45	40	42	25 - 40	31	35
Cash and cash equivalents	0 - 3	2	2	0 - 3	3	3
Alternative investments	0 - 10	8	9	0 - 20	6	6
	100%	100%	100%	100%	100%	100%

Schlumberger’s investment policy includes guidelines and procedures designed to ensure that assets are prudently invested in order to meet the future benefit obligation of the pension plans. The policy does not permit the direct investment of plan assets in any Schlumberger security. Schlumberger’s investment horizon is long-term and, accordingly, the target asset allocations encompass a strategic, long-term perspective of capital markets, expected risk and return behavior, and perceived future economic conditions. The target asset allocations are reviewed periodically. Schlumberger may utilize certain derivative instruments, such as options, futures, swaps and forwards, within the plans to manage risks, as a substitute for physical securities or to obtain exposure to different markets.

Asset performance is monitored frequently with an overall expectation that plan assets will meet or exceed the weighted index of its target asset allocation and component benchmark over rolling five-year periods.

The expected long-term rate of return on assets assumptions reflect the average rate of earnings expected on funds invested or to be invested. The assumptions have been determined based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of Schlumberger’s pension plan assets at December 31, 2013 and 2012, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

—	Level One: The use of quoted prices in active markets for identical instruments.
—

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

—	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

	(Stated in millions)

	US Plan Assets
	2013				2012
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Category:
Cash and Cash Equivalents	$77	$24	$53	$—	$56	$5	$51	$—
Equity Securities:
US (a)	1,068	625	443		868	502	366
International (b)	572	454	118		513	406	107
Debt Securities:
Corporate bonds (c)	548		548		495		495
Government and government-related debt securities (d)	639	161	478		638	157	481
Collateralized mortgage obligations and mortgage backed securities (e)	99		99		99		99
Alternative Investments:
Private equity (f)	204			204	185			185
Real estate (g)	62			62	56			56
Total	$3,269	$1,264	$1,739	$266	$2,910	$1,070	$1,599	$241

	(Stated in millions)

	International Plan Assets
	2013				2012
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Category:
Cash and Cash Equivalents	$267	$127	$140	$—	$168	$157	$11	$—
Equity Securities:
US (a)	2,175	1,603	572		1,583	1,152	431
International (b)	1,566	990	576		1,258	765	493
Debt Securities:
Corporate bonds (c)	576		576		540		540
Government and government-related debt securities (d)	997	6	991		976		976
Collateralized mortgage obligations and mortgage backed securities (e)	301		301		289		289
Alternative Investments:
Private equity (f)	206			206	128			128
Real estate (g)	60			60	55			55
Other	98			98	123			123
Total	$6,246	$2,726	$3,156	$364	$5,120	$2,074	$2,740	$306
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
(e)

Collateralized mortgage obligations and mortgage backed-securities are debt obligations that represent claims to the cash flows from pools of mortgage loans which are purchased from banks, mortgage companies, and other originators and then assembled into pools by governmental, quasi-governmental and private entities.

(f)	Private equity includes investments in several fund of funds limited partnerships.
(g)	Real estate primarily includes investments in real estate limited partnerships, concentrated in commercial real estate.

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $500 million to its postretirement benefit plans in 2014, subject to market and business conditions.

Postretirement Benefits Other than Pensions

Schlumberger provides certain health care benefits to former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation at December 31,		Net Periodic Benefit Cost for the year
	2013	2012	2013	2012	2011
Discount rate	4.85%	4.25%	4.25%	5.00%	5.50%
Return on plan assets	—	—	7.00%	7.00%	7.00%
Current medical cost trend rate	7.50%	7.50%	7.50%	8.00%	8.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2023	2018	2017

The net periodic benefit cost for the US postretirement medical plan included the following components:

	(Stated in millions)

	2013	2012	2011
Service cost — benefits earned during the period	$48	$29	$24
Interest cost on projected benefit obligation	56	58	57
Expected return on plan assets	(37)	(30)	(20)
Amortization of net loss	23	16	13
Amortization of prior service credit	(4)	(7)	(11)
	$86	$66	$63

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

	(Stated in millions)

	2013	2012
Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of year	$1,410	$1,188
Service cost	48	29
Interest cost	56	58
Contributions by plan participants	6	6
Actuarial (gains) losses	(232)	171
Benefits paid	(41)	(42)
Benefit obligation at end of year	$1,247	$1,410
Change in Plan Assets
Plan assets at fair value at beginning of year	$576	$443
Company contributions	83	106
Contributions by plan participants	6	6
Benefits paid	(41)	(42)
Actual return on plan assets	107	63
Plan assets at fair value at end of year	$731	$576
Unfunded Liability	$(516)	$(834)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$87	$411
Prior service credit	(12)	(16)
	$75	$395

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 61% in equity securities and 39% debt securities at December 31, 2013. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Assumed health care cost trend rates have a significant effect on the amounts reported for the US postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	(Stated in millions)

	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$47	$(33)
Effect on accumulated postretirement benefit obligation	$267	$(195)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan (which is disclosed net of the annual Medicare Part D subsidy, which ranges from $4 million to $9 million per year) were as follows:

	(Stated in millions)

	Pension Benefits		Postretirement Medical Plan
	US	International
2014	$147	$204	$46
2015	153	217	49
2016	160	236	53
2017	168	251	57
2018	177	275	61
2019 - 2023	1,038	1,562	376

Included in Accumulated other comprehensive loss at December 31, 2013 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated portion of each component of Accumulated other comprehensive loss which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2014 is as follows:

	(Stated in millions)

	Pension Plans	Postretirement Medical Plan
Net actuarial losses	$153	$2
Prior service cost (credit)	$133	$(4)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $671 million, $620 million and $582 million in 2013, 2012 and 2011, respectively.

19. Supplementary Information

Cash paid for interest and income taxes was as follows:

	(Stated in millions)

	2013	2012	2011
Interest	$369	$313	$294
Income taxes	$1,729	$1,736	$1,836

Interest and other income includes the following:

	(Stated in millions)

	2013	2012	2011
Interest income	$33	$30	$40
Equity in net earnings of affiliated companies	132	142	90
	$165	$172	$130

Allowance for doubtful accounts is as follows:

	(Stated in millions)

	2013	2012	2011
Balance at beginning of year	$202	$177	$185
Provision	205	37	37
Amounts written off	(23)	(10)	(45)
Divestiture of business	—	(2)	—
Balance at end of year	$384	$202	$177

Accounts payable and accrued liabilities are summarized as follows:

	(Stated in millions)

	2013	2012
Payroll, vacation and employee benefits	$1,910	$1,825
Trade	4,155	3,550
Other	2,772	3,078
	$8,837	$8,453

20. Discontinued Operations

During the second quarter of 2013, Schlumberger completed the wind down of its operations in Iran and, therefore, has classified the historical results of this business as a discontinued operation.

During the second quarter of 2012, Schlumberger sold its Wilson distribution business to National Oilwell Varco Inc. (“NOV”) for $906 million in cash, resulting in a pretax gain of $137 million ($16 million after-tax). During the third quarter of 2012, Schlumberger completed the sale of its 56% interest in CE Franklin Ltd. to NOV for $122 million in cash, resulting in a pretax gain of $30 million ($12 million after-tax). As Wilson and CE Franklin comprised Schlumberger’s entire Distribution segment, the results of this entire segment have been classified as discontinued operations in the Consolidated Statement of Income.

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

The following table summarizes the results of these discontinued operations:

	(Stated in millions)

	2013	2012	2011
Revenue	$102	$1,399	$2,961
Income (loss) before taxes	$(63)	$274	$320
Tax expense	(6)	(37)	(53)
Net income attributable to noncontrolling interests	—	(5)	(6)
Gain on divestitures, net of tax	—	28	220
Income (loss) from discontinued operations	$(69)	$260	$481

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2013, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Houston, Texas
January 31, 2014

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2013 and 2012.

	(Stated in millions except per share amounts)

		Gross Margin [1], 2	Net Income attributable to Schlumberger [2]	Earnings per share of Schlumberger [2]
	Revenue			Basic	Diluted
Quarters-2013
First (3)	$10,570	$2,163	$1,259	$0.95	$0.94
Second (4)	11,182	2,471	2,095	1.58	1.57
Third	11,608	2,680	1,715	1.30	1.29
Fourth (5)	11,906	2,623	1,664	1.27	1.26
	$45,266	$9,935	$6,732	$5.09	$5.05
Quarters-2012
First (6)	$9,809	$2,044	$1,301	$0.98	$0.97
Second (7)	10,341	2,221	1,403	1.05	1.05
Third (8)	10,498	2,260	1,424	1.07	1.07
Fourth (9)	11,083	2,321	1,362	1.03	1.02
	$41,731	$8,846	$5,490	$4.13	$4.10
(1)	Gross margin equals Revenue less Cost of revenue.
(2)	Amounts may not add due to rounding.
(3)	Net income in the first quarter of 2013 includes after-tax charges of $92 million.
(4)	Net income in the second quarter of 2013 includes after-tax credits of $683 million.
(5)	Net income in the fourth quarter of 2013 includes after-tax charges of $122 million.
(6)	Net income in the first quarter of 2012 includes after-tax charges of $13 million.
(7)	Net income in the second quarter of 2012 includes after-tax charges of $21 million.
(8)	Net income in the third quarter of 2012 includes after-tax charges of $28 million.
(9)	Net income in the fourth quarter of 2012 includes after-tax charges of $77 million.
*	Mark of Schlumberger

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2014 Proxy Statement is incorporated herein by reference.

Schlumberger has a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Schlumberger’s Code of Conduct is posted on its website at http://www.slb.com/about/codeofconduct.aspx. Schlumberger intends to disclose future amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules at http://www.slb.com/about/codeofconduct.aspx.

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2013” in Schlumberger’s 2014 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2014 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Board Independence” and “Corporate Governance—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2014 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2014 Proxy Statement is incorporated herein by reference.

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

Date:	January 31, 2014		SCHLUMBERGER LIMITED
		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director and Chief Executive Officer (Principal Executive Officer)
Paal Kibsgaard

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Simon Ayat

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter L.S. Currie

*	Chairman
Tony Isaac

*	Director
K.V. Kamath

*	Director
Nikolay Kudryavtsev

*	Director
Adrian Lajous

*	Director
Michael E. Marks

*	Director
Lubna S. Olayan

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Henri Seydoux

/s/ ALEXANDER C. JUDEN	January 31, 2014
*By Alexander C. Juden Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 6, 2011 (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on July 19, 2012 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 20, 2012)	3.2

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.1

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Schlumberger 1994 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.1

Fifth Amendment to Schlumberger 1994 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.2

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.3

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.4

First Amendment to Schlumberger Limited Restoration Savings Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.5

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.6

Third Amendment to Schlumberger 1998 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.7

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.8

Second Amendment to Schlumberger 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.9

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on April 11, 2012.) (+)	10.10

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.11

Third Amendment to Schlumberger 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.12

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.13

Exhibit

Second Amendment to Schlumberger 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.14

Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 9, 2010) (+)	10.15

First Amendment to Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.16

Form of 2013 One Year Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.17

Form of 2013 Two Year Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.18

Form of 2013 Three Year Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.19

French Sub-Plan of Schlumberger 2010 Omnibus Stock Incentive Plan for Employees in France (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.20

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.21

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.22

Form of Restricted Stock Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.23

Form of 2013 One Year Performance Share Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (+)	10.24

Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.25

First Amendment to Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.26

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Appendix B to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.27

Form of Option Agreement, Capped Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.28

Form of Option Agreement, Capped Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.29

Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.11 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.30

Exhibit

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.12 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.31

Form of Smith International, Inc. 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) (+)	10.32

Employment Agreement dated March 9, 2010 and effective as of February 9, 2010, between Schlumberger Limited and Chakib Sbiti (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010) (+)	10.33

Employment Agreement dated June 11, 2013 and effective as of July 1, 2013, between Schlumberger Limited and Satish Pai (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.34

Employment Agreement dated February 19, 2013 and effective as of March 1, 2013, between Schlumberger Limited and Kjell-Erik Oestdahl (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.35

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.36

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2

Mine Safety Disclosure (*)	95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements. (*)	101

(*) Exhibits electronically filed with this Form 10-K. All other exhibits incorporated by reference.

(+) Management contracts or compensatory plans or arrangements.