Form 10-Q
period 2014-03-31
SCHLUMBERGER LTD /NV/
filed 2014-04-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,302,192,028

SCHLUMBERGER LIMITED

First Quarter 2014 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Three Months
	Ended March 31,
	2014	2013

Revenue	$11,239	$10,570
Interest & other income	76	33
Expenses
Cost of revenue	8,745	8,409
Research & engineering	284	292
General & administrative	106	95
Impairment & other	-	92
Interest	103	98
Income from continuing operations before taxes	2,077	1,617
Taxes on income	469	406
Income from continuing operations	1,608	1,211
Income from discontinued operations	-	56
Net income	1,608	1,267
Net income attributable to noncontrolling interests	16	8
Net income attributable to Schlumberger	$1,592	$1,259

Schlumberger amounts attributable to:
Income from continuing operations	$1,592	$1,203
Income from discontinued operations	-	56
Net income	$1,592	$1,259

Basic earnings per share of Schlumberger:
Income from continuing operations	$1.22	$0.90
Income from discontinued operations	-	0.04
Net income (1)	$1.22	$0.95

Diluted earnings per share of Schlumberger:
Income from continuing operations	$1.21	$0.90
Income from discontinued operations	-	0.04
Net income	$1.21	$0.94

Average shares outstanding:
Basic	1,306	1,330
Assuming dilution	1,318	1,340

(1)  Amounts may not add due to rounding.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)

	Three Months
	Ended March 31,
	2014	2013
Net income	$1,608	$1,267
Currency translation adjustments
Unrealized net change arising during the period	(88)	(77)
Marketable securities
Unrealized gain arising during the period	11	72
Derivatives
Net derivatives gain (loss) on hedge transactions	16	(154)
Reclassification to net income of net realized (gain) loss (see Note 10)	(3)	80
Pension and other postretirement benefit plans
Actuarial gain (loss)
Amortization to net income of net actuarial loss (see Note 14)	41	74
Prior service cost
Amortization to net income of net prior service cost (see Note 14)	32	31
Income taxes on pension and other postretirement benefit plans	(10)	(14)
Comprehensive income	1,607	1,279
Comprehensive income attributable to noncontrolling interests	16	8
Comprehensive income attributable to Schlumberger	$1,591	$1,271

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)

	Mar. 31, 2014	Dec. 31,
ASSETS	(Unaudited)	2013
Current Assets
Cash	$3,752	$3,472
Short-term investments	3,326	4,898
Receivables less allowance for doubtful accounts (2014 - $367; 2013 - $384)	11,680	11,497
Inventories	4,731	4,603
Deferred taxes	301	288
Other current assets	1,563	1,467
	25,353	26,225
Fixed Income Investments, held to maturity	358	363
Investments in Affiliated Companies	3,407	3,317
Fixed Assets less accumulated depreciation	15,114	15,096
Multiclient Seismic Data	696	667
Goodwill	14,832	14,706
Intangible Assets	4,713	4,709
Other Assets	2,244	2,017
	$66,717	$67,100

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,272	$8,837
Estimated liability for taxes on income	1,731	1,490
Long-term debt - current portion	628	1,819
Short-term borrowings	741	964
Dividends payable	527	415
	11,899	13,525
Long-term Debt	11,120	10,393
Postretirement Benefits	663	670
Deferred Taxes	1,708	1,708
Other Liabilities	1,147	1,169
	26,537	27,465
Equity
Common stock	12,246	12,192
Treasury stock	(8,723)	(8,135)
Retained earnings	39,036	37,966
Accumulated other comprehensive loss	(2,555)	(2,554)
Schlumberger stockholders' equity	40,004	39,469
Noncontrolling interests	176	166
	40,180	39,635

	$66,717	$67,100

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)

	Three Months Ended Mar. 31,
Cash flows from operating activities:	2014	2013
Net income	$1,608	$1,267
Less: Income from discontinued operations	-	(56)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	932	896
Earnings of companies carried at equity, less dividends received	(61)	(23)
Stock-based compensation expense	77	81
Pension and other postretirement benefits expense	86	128
Other non-cash items	27	108
Pension and other postretirement benefits funding	(72)	(177)
Change in assets and liabilities: (2)
Increase in receivables	(202)	(288)
Increase in inventories	(137)	(179)
Increase in other current assets	(181)	(29)
Increase in other assets	(164)	(164)
Decrease in accounts payable and accrued liabilities	(592)	(577)
Increase in liability for taxes on income	242	124
Decrease in other liabilities	(20)	(5)
Other	92	32
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,635	1,138
Cash flows from investing activities:
Capital expenditures	(864)	(894)
Multiclient seismic data capitalized	(82)	(117)
Other business acquisitions and investments, net of cash acquired	(239)	(39)
Sale of investments, net	1,576	910
Other	(17)	34
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	374	(106)
Cash flows from financing activities:
Dividends paid	(410)	(365)
Proceeds from employee stock purchase plan	134	126
Proceeds from exercise of stock options	146	40
Stock repurchase program	(899)	(193)
Proceeds from issuance of long-term debt	1,110	18
Repayment of long-term debt	(1,574)	(445)
Net increase in short-term borrowings	(222)	34
Other	7	-
NET CASH USED IN FINANCING ACTIVITIES	(1,708)	(785)

Cash flows from discontinued operations - operating activities	-	(19)
Cash flows from discontinued operations	-	(19)

Net increase in cash before translation effect	301	228
Translation effect on cash	(21)	(4)
Cash, beginning of period	3,472	1,905
Cash, end of period	$3,752	$2,129
(1)	Includes multiclient seismic data costs.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2014 - March 31, 2014	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2014	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635
Net income			1,592		16	1,608
Currency translation adjustments				(88)		(88)
Changes in unrealized gain on marketable securities				11		11
Changes in fair value of derivatives				13		13
Pension and other postretirement benefit plans				63		63
Shares sold to optionees, less shares exchanged	(7)	153				146
Vesting of restricted stock	(30)	30				-
Shares issued under employee stock purchase plan	6	128				134
Stock repurchase program		(899)				(899)
Stock-based compensation expense	77					77
Dividends declared ($0.40 per share)			(522)			(522)
Other	8				(6)	2
Balance, March 31, 2014	$12,246	$(8,723)	$39,036	$(2,555)	$176	$40,180

					(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2013 - March 31, 2013	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2013	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858
Net income			1,259		8	1,267
Currency translation adjustments				(77)		(77)
Changes in unrealized gain on marketable securities				72		72
Changes in fair value of derivatives				(74)		(74)
Pension and other postretirement benefit plans				91		91
Shares sold to optionees, less shares exchanged	(11)	51				40
Vesting of restricted stock	(42)	42				-
Shares issued under employee stock purchase plan	5	121				126
Stock repurchase program		(193)				(193)
Stock-based compensation expense	81					81
Dividends declared ($0.3125 per share)			(417)			(417)
Other	1				6	7
Balance, March 31, 2013	$11,946	$(6,139)	$33,729	$(3,876)	$121	$35,781

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2014	1,434	(127)	1,307
Shares sold to optionees, less shares exchanged	-	2	2
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(10)	(10)
Balance, March 31, 2014	1,434	(132)	1,302

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The December 31, 2013 balance sheet information has been derived from the Schlumberger 2013 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on January 31, 2014.

Certain prior year items have been reclassified to conform to the current year presentation.

2. Charges and Credits

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency. In February 2013, Venezuela’s currency was devalued from the prior exchange rate of 4.3 Bolivar Fuertes per US dollar to 6.3 Bolivar Fuertes per US dollar. As a result of this devaluation, Schlumberger recorded a pretax and after-tax foreign currency loss of $92 million during the first quarter of 2013.  This amount is classified in Impairment & other in the Consolidated Statement of Income.

Schlumberger did not record any charges or credits during the first quarter of 2014.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

				(Stated in millions, except per share amounts)

	2014			2013
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
First Quarter
Basic	$1,592	1,306	$1.22	$1,203	1,330	$0.90
Assumed exercise of stock options	-	8		-	6
Unvested restricted stock	-	4		-	4
Diluted	$1,592	1,318	$1.21	$1,203	1,340	$0.90

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)

	2014	2013
First Quarter	1	13

4. Inventories

A summary of inventories follows:

	(Stated in millions)

	Mar. 31,	Dec. 31,
	2014	2013
Raw materials & field materials	$2,590	$2,539
Work in process	310	261
Finished goods	1,831	1,803
	$4,731	$4,603

5. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)

	Mar. 31,	Dec. 31,
	2014	2013
Property, plant & equipment	$35,719	$35,164
Less: Accumulated depreciation	20,605	20,068
	$15,114	$15,096

Depreciation expense relating to fixed assets was $793 million and $761 million in the first quarter of 2014 and 2013, respectively.

6. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2014 was as follows:

(Stated in millions)

Balance at December 31, 2013	$667
Capitalized in period	82
Charged to expense	(53)
Balance at March 31, 2014	$696

7. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2014 were as follows:

			(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Total
Balance at December 31, 2013	$3,737	$8,315	$2,654	$14,706
Acquisitions	14	-	124	138
Reallocation	83	(83)	-	-
Impact of changes in exchange rates and other	(5)	(3)	(4)	(12)
Balance at March 31, 2014	$3,829	$8,229	$2,774	$14,832

8. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

					(Stated in millions)

	Mar. 31, 2014			Dec. 31, 2013
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Technology/Technical Know-How	$1,961	$626	$1,335	$1,960	$597	$1,363
Tradenames	1,647	274	1,373	1,647	257	1,390
Customer Relationships	2,342	434	1,908	2,263	407	1,856
Other	436	339	97	435	335	100
	$6,386	$1,673	$4,713	$6,305	$1,596	$4,709

Amortization expense was $86 million during the first quarter of 2014 and $82 million during the same period of 2013.

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at March 31, 2014, amortization charged to income for the subsequent five years is estimated to be: remainder of 2014—$260 million; 2015—$336 million; 2016—$324 million; 2017—$320 million; 2018—$315 million; and 2019—$304 million.

9. Long-term Debt

A summary of Long-term Debt follows:

	(Stated in millions)

	Mar. 31,	Dec. 31
	2014	2013
3.30% Senior Notes due 2021	$1,596	$1,596
3.65% Senior Notes due 2023	1,495	1,495
2.75% Guaranteed Notes due 2015	1,374	1,373
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,100	1,099
1.25% Senior Notes due 2017	1,000	999
2.40% Senior Notes due 2022	999	999
1.50% Guaranteed Notes due 2019	690	697
2.65% Senior Notes due 2016	500	500
Commercial paper borrowings	800	-
Other	467	536
	$11,120	$10,393

The estimated fair value of Schlumberger’s Long-term Debt at March 31, 2014 and December 31, 2013, based on quoted market prices, was $11.3 billion and $10.4 billion, respectively.

Borrowings under the commercial paper program at March 31, 2014 were $1.1 billion, of which  $0.3 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2013, borrowings under the commercial paper program were $95 million, all of which was classified within Long-term debt – current portion in the Consolidated Balance Sheet.

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

At March 31, 2014, Schlumberger recognized a cumulative net $42 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At March 31, 2014, contracts were outstanding for the US dollar equivalent of $5.9 billion in various foreign currencies, of which $2.5 billion related to hedges of debt denominated in currencies other than the functional currency.

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

At March 31, 2014, Schlumberger had fixed rate debt aggregating $9.2 billion and variable rate debt aggregating $3.3 billion, after taking into account the effect of the swaps.

Short-term investments and Fixed income investments, held to maturity, totaled $3.7 billion at March 31, 2014, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are as follows:

	(Stated in millions)

	Fair Value of Derivatives		Classification
	Mar. 31,	Dec. 31,
Derivative Assets	2014	2013
Derivatives designated as hedges:
Foreign exchange contracts	$22	$98	Other current assets
Foreign exchange contracts	24	24	Other Assets
Interest rate swaps	20	27	Other Assets
	$66	$149

Derivatives not designated as hedges:
Foreign exchange contracts	$4	$10	Other current assets
Foreign exchange contracts	4	4	Other Assets
	$8	$14
	$74	$163
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$7	$14	Accounts payable and accrued liabilities
Foreign exchange contracts	1	1	Other Liabilities
	$8	$15

Derivatives not designated as hedges:
Foreign exchange contracts	$11	$2	Accounts payable and accrued liabilities

	$19	$17

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter
	2014	2013	Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$(1)	$(1)	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$13	$(22)	Cost of revenue

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other Comprehensive Loss (AOCL) was as follows:

(Stated in millions)

Gain (Loss) Reclassified from AOCL into Income
First Quarter
2014		2013	Classification
Foreign exchange contracts	$3	$(80)	Cost of revenue
	(Stated in millions)

	Gain (Loss)
	Recognized
	in AOCL
	First Quarter
	2014	2013
Foreign exchange contracts	$16	$(154)

11. Income Tax

Income before taxes which was subject to US and non-US income taxes was as follows:

	(Stated in millions)

	First Quarter
	2014	2013
United States	$524	$421
Outside United States	1,553	1,196
	$2,077	$1,617

Schlumberger recorded pretax charges of $92 million outside of the US during the first quarter of 2013. These charges are included in the table above and are more fully described in Note 2 — Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)

	Mar. 31,	Dec. 31,
	2014	2013
Postretirement benefits	$240	$236
Intangible assets	(1,488)	(1,502)
Investments in non-US subsidiaries	(282)	(282)
Other, net	123	128
	$(1,407)	$(1,420)

The above deferred tax balances at both March 31, 2014 and December 31, 2013, respectively, were net of valuation allowances relating to net operating losses in certain countries of $249 million.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)

	First Quarter
	2014	2013
Current:
United States - Federal	$147	$116
United States - State	7	15
Outside United States	336	248
	$490	$379
Deferred:
United States - Federal	$7	$18
United States - State	(1)	-
Outside United States	(27)	9
	$(21)	$27
	$469	$406

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	First Quarter
	2014	2013
US federal statutory rate	35%	35%
US state income taxes	-	1
Non-US income taxed at different rates	(11)	(12)
Charges (See Note 2)	-	1
Other	(1)	-
	23%	25%

12. Contingencies

In 2009, United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain historical Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Governmental agencies and authorities have a broad range of civil and criminal penalties that they may seek to impose for violations of trade and economic sanction laws including, but not limited to, disgorgement, fines, penalties and modifications to business practices. In recent years, these agencies and authorities have obtained a wide range of penalties in settlements with companies arising from trade and economic sanction investigations, including in some cases fines and other penalties in the tens and hundreds of millions of dollars. Schlumberger is cooperating with the governmental authorities and cannot currently predict the outcome or estimate the possible impact of the ultimate resolution of these matters.

Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of these proceedings.

13. Segment Information

			(Stated in millions)

	First Quarter 2014		First Quarter 2013
	Revenue	Income before taxes	Revenue	Income before taxes
Oilfield Services
Reservoir Characterization	$2,852	$779	$2,801	$729
Drilling	4,331	881	4,062	725
Production	4,116	737	3,759	555
Eliminations & other	(60)	(29)	(52)	(44)
	11,239	2,368	10,570	1,965
Corporate & other (1)	-	(201)	-	(169)
Interest income (2)	-	7	-	6
Interest expense (3)	-	(97)	-	(93)
Charges and credits (4)	-	-	-	(92)
	$11,239	$2,077	$10,570	$1,617

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $— million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($6 million in 2014; $5 million in 2013).

(4) See Note 2 – Charges and Credits.

14. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

			(Stated in millions)

	First Quarter
	2014		2013
	US	Int'l	US	Int'l
Service cost - benefits earned during period	$19	$31	$21	$34
Interest cost on projected benefit obligation	41	72	37	64
Expected return on plan assets	(52)	(113)	(51)	(100)
Amortization of prior service cost	3	30	3	29
Amortization of net loss	20	20	30	37
	$31	$40	$40	$64

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)

	First Quarter
	2014	2013
Service cost - benefits earned during period	$11	$12
Interest cost on accumulated postretirement benefit obligation	15	15
Expected return on plan assets	(11)	(9)
Amortization of prior service cost	(1)	(1)
Amortization of net loss	1	7
	$15	$24

15. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

				(Stated in millions)

			Pension and	Unrealized
	Currency	Fair Value	Other	Gains
	Translation	of	Postretirement	Marketable
	Adjustments	Derivatives	Benefit Plans	Securities	Total
Balance, January 1, 2014	$(1,068)	$29	$(1,691)	$176	$(2,554)
Other comprehensive income (loss) before reclassifications	(88)	16	-	11	(61)
Amounts reclassified from accumulated other comprehensive loss	-	(3)	73	-	70
Income taxes	-	-	(10)	-	(10)
Net other comprehensive income (loss)	(88)	13	63	11	(1)
Balance, March 31, 2014	$(1,156)	$42	$(1,628)	$187	$(2,555)

				(Stated in millions)

			Pension and	Unrealized
	Currency	Fair Value	Other	Gains
	Translation	of	Postretirement	Marketable
	Adjustments	Derivatives	Benefit Plans	Securities	Total
Balance, January 1, 2013	$(918)	$30	$(3,141)	$141	$(3,888)
Other comprehensive income (loss)
before reclassifications	(77)	(154)	-	72	(159)
Amounts reclassified from accumulated
other comprehensive loss	-	80	105	-	185
Income taxes	-	-	(14)	-	(14)
Net other comprehensive income (loss)	(77)	(74)	91	72	12
Balance, March 31, 2013	$(995)	$(44)	$(3,050)	$213	$(3,876)

16. Discontinued Operations

During the second quarter of 2013, Schlumberger completed the wind down of its operations in Iran and has classified the historical results of this business as a discontinued operation.

The following table summarizes the results of this discontinued operation:

(Stated in millions)

First Quarter
2013

Revenue	$98

Income before taxes	$61
Tax expense	(5)
Income from discontinued operations	$56

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2014 Compared to Fourth Quarter 2013

Product Groups

			(Stated in millions)

	First Quarter 2014		Fourth Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,852	$779	$3,306	$1,031
Drilling	4,331	881	4,440	880
Production	4,116	737	4,219	730
Eliminations & other	(60)	(29)	(59)	(37)
	11,239	2,368	11,906	2,604
Corporate & other (1)	-	(201)	-	(197)
Interest income (2)	-	7	-	7
Interest expense (3)	-	(97)	-	(92)
Charges and credits (4)	-	-	-	(152)
	$11,239	$2,077	$11,906	$2,170

Geographic Areas

			(Stated in millions)

	First Quarter 2014		Fourth Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
North America	$3,684	$683	$3,649	$716
Latin America	1,758	371	2,003	425
Europe/CIS/Africa	2,881	585	3,225	726
Middle East & Asia	2,845	749	2,923	766
Eliminations & other	71	(20)	106	(29)
	11,239	2,368	11,906	2,604
Corporate & other (1)	-	(201)	-	(197)
Interest income (2)	-	7	-	7
Interest expense (3)	-	(97)	-	(92)
Charges and credits	-	-	-	(152)
	$11,239	$2,077	$11,906	$2,170

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $4 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($6 million in 2014; $6 million in 2013).

OILFIELD SERVICES

First-quarter revenue of $11.24 billion decreased 6% sequentially. The strong year-end product, software and multiclient sales experienced in the fourth quarter of 2013 accounted for almost half of the sequential decline in revenue. The rest of the sequential decline was due to seasonal weather-related activity slowdowns in Russia and China; the completion of marine seismic surveys in Brazil, Norway, Malaysia and in the Caspian Sea; and contract and operational delays in Brazil and Mexico. However, these sequential effects were partly offset by strong pressure pumping activity in US Land and Canada, which was partially muted by severe winter weather.

First-quarter pretax operating income of $2.37 billion decreased 9% sequentially.  Pretax operating margin decreased by 80 basis points (bps) to 21.1% due to year-end and seasonality effects primarily due to typical year-end and seasonal winter weather effects.  International margin declined slightly by 73 bps to 22.8%, while North America margin decreased 107 bps to 18.5%.

Reservoir Characterization Group

First-quarter revenue of $2.85 billion decreased 14% sequentially. Pretax operating income of $779 million was 24% lower compared to the prior quarter.

Sequentially, the revenue decrease was primarily due to lower WesternGeco multiclient and SIS software sales following their strong year-end highs.

Pretax operating margin of 27.3% decreased 384 bps sequentially as a result of the seasonally lower WesternGeco multiclient and SIS software sales.

Drilling Group

First-quarter revenue of $4.33 billion decreased 2% sequentially. Pretax operating income of $881 million was flat compared to the prior quarter.

Sequentially, the revenue decline reflected a decline in M-I SWACO product sales following a strong 2013 year-end high.

Pretax operating margin of 20.3% increased 51 bps sequentially as a result of better pricing from a higher-technology mix for Drilling & Measurements services, mainly in the Middle East & Asia Area, as well as from improved profitability in Integrated Project Management (IPM) projects.

Production Group

First-quarter revenue of $4.12 billion decreased 2% sequentially. Pretax operating income of $737 million was 1% higher compared to the prior quarter.

The sequential revenue decline was primarily due to lower Completions and Artificial Lift product sales following their strong year-end highs. Well Services pressure pumping technologies were higher due to increased service intensity in US land despite severe winter disruption and contract rollover pricing.  Revenue in Well Services was also higher due to peak winter activity in Western Canada.

Pretax operating margin of 17.9% increased 60 bps sequentially on improved profitability for Well Services and Well Intervention Technologies, both in North America land and in the International Areas. This improvement is due to peak winter activity in Western Canada as well as from operational efficiencies in US land, although this was muted by continued pricing weakness in US land.

First Quarter 2014 Compared to First Quarter 2013

Product Groups

			(Stated in millions)

	First Quarter 2014		First Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Oilfield Services
Reservoir Characterization	$2,852	$779	$2,801	$729
Drilling	4,331	881	4,062	725
Production	4,116	737	3,759	555
Eliminations & other	(60)	(29)	(52)	(44)
	11,239	2,368	10,570	1,965
Corporate & other (1)	-	(201)	-	(169)
Interest income (2)	-	7	-	6
Interest expense (3)	-	(97)	-	(93)
Charges and credits (4)	-	-	-	(92)
	$11,239	$2,077	$10,570	$1,617

Geographic Areas

			(Stated in millions)

	First Quarter 2014		First Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes

Oilfield Services
North America	$3,684	$683	$3,290	$627
Latin America	1,758	371	1,904	371
Europe/CIS/Africa	2,881	585	2,863	509
Middle East & Asia	2,845	749	2,394	547
Eliminations & other	71	(20)	119	(89)
	11,239	2,368	10,570	1,965
Corporate & other (1)	-	(201)	-	(169)
Interest income (2)	-	7	-	6
Interest expense (3)	-	(97)	-	(93)
Charges and credits (4)	-	-	-	(92)
	$11,239	$2,077	$10,570	$1,617

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $— million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($6 million in 2014; $5 million in 2013).

(4) See Note 2 – Charges and Credits in the Consolidated Financial Statements.

OILFIELD SERVICES

First-quarter revenue of $11.24 billion increased 6% year-on-year. International revenue of $7.48 billion grew $322 million, or 5% year-on-year, while North America Area revenue of $3.68 billion increased $394 million, or 12% year-on-year.

North America Area revenue of $3.68 billion increased 12%.  Although land activity was temporarily disrupted by severe winter weather, overall robust results were driven by increased service intensity, market share gains, and new technology uptake in a pressure pumping market where pricing remained competitive.  Land revenue also grew from the expanding artificial lift business.  North America offshore declined marginally due to operational delays and extended workover activity. International revenue increased 5% led by the Middle East & Asia Area with revenue of $2.84 billion growing 19%, mainly from strong activity in Saudi Arabia and the United Arab Emirates and by robust drilling activity and technology uptake in Southeast Asia and deepwater Australia.  Europe/CIS/Africa Area revenue of $2.88 billion increased 1%, led by the Central West Africa GeoMarket on strong development and exploration activity and by Norway from market share gains in drilling services.  Russia and Central Asia region revenue increased slightly as growing activity in the Arctic and the Caspian Sea was offset by activity disruption from the severe winter weather and the impact of the weaker Russian ruble.  Latin America Area revenue of $1.76 billion declined 8%, mainly due to significantly lower activity and pricing in Brazil coupled with reduced rig count in Mexico due to budgetary spend. These effects, however, were partially offset by increased work in the Schlumberger Project Management (SPM) Shushufindi project in Ecuador and strong activity in the Vaca Muerta shale in Argentina.

By segment, Reservoir Characterization Group revenue of $2.85 billion increased $51 million, or 2%, led by Wireline and Testing Services driven by offshore exploration and by Schlumberger Information Solutions (SIS) on increased software sales across all International Areas.  WesternGeco declined on lower marine vessel fleet utilization and reduced multiclient sales.  Drilling Group revenue of $4.33 billion increased $269 million, or 7%, led by robust demand for Drilling & Measurements and M-I SWACO technologies in Saudi Arabia, Australia and in the Southeast Asia region.  Production Group revenue of $4.12 billion increased $357 million, or 10%, with double-digit growth posted by Well Services pressure pumping technologies in North America land and increased SPM activity.

Year-on-year, pretax operating margin increased by 248 bps as International pretax operating margin expanded by 286 bps while North America pretax operating margin dipped 53 bps.  Middle East & Asia posted a 349 bps year-on-year margin improvement to reach 26.3%, Europe/CIS/Africa increased by 253 bps to 20.3%, and Latin America improved by 160 bps to 21.1%.  The slight decline in North America margin was mainly due to pricing weakness on land for Well Services pressure pumping technologies and drilling delays offshore in the US Gulf of Mexico.  The robust expansion in International margin was driven by the uptake of new technology, the strong focus on cost and resource management, and the continued margin-accretive contribution of integration-related activities. By segment, Reservoir Characterization Group pretax operating margin expanded 129 bps to 27.3% due to improved profitability in Wireline and Testing Services and increased SIS software sales while the pretax operating margin of the Drilling Group increased 249 bps to 20.3% from increased technology integration, higher margins posted by Drilling & Measurements, and improved profitability in IPM project activity.  Production Group pretax operating margin increased 313 bps to 17.9% due mainly to improved cost efficiencies and new technology sales in Well Services and Completions, although the effect of this was partially offset by contract rollover pricing.

Reservoir Characterization Group

First-quarter revenue of $2.85 billion grew 2% year-on-year.  Pretax operating income of $779 million increased 7% year-on-year.

The year-on-year revenue growth was led by Wireline and Testing Services driven by offshore exploration, and by SIS on increased software sales across all International Areas.  WesternGeco, however, declined on lower marine vessel fleet utilization and reduced multiclient sales.

Pretax operating margin of 27.3% increased by 129 bps due to improved profitability in Wireline and increased SIS software sales.

Drilling Group

First-quarter revenue of $4.33 billion grew 7% year-on-year.  Pretax operating income of $881 million increased 22% year-on-year.

The year-on-year revenue growth reflected robust growth in Drilling & Measurements technologies as drilling activity strengthened in Saudi Arabia, Iraq, Norway, China, Australia and the Southeast Asia region.

Year-on-year, pretax operating margin increased 249 bps from increased technology integration, better margins at Drilling & Measurements, and improved profitability in IPM project activity.

Production Group

First-quarter revenue of $4.12 billion grew 10% year-on-year. Pretax operating income of $737 million increased 33% year-on-year.

The year-on-year revenue increase was led by double-digit growth in Well Services pressure pumping technologies in North America land.  SPM revenue grew by more than 50% as projects in Latin America continued to progress ahead of work plans.

Year-on-year, pretax operating margin increased 313 bps mainly from improved cost efficiencies and new technology sales in Well Services and Completions, although the effect of this was partially offset by contract rollover pricing.

INTEREST & OTHER INCOME

Interest & other income consisted of the following:

	(Stated in millions)

	First Quarter
	2014	2013
Equity in net earnings of affiliated companies	$64	$27
Interest income	12	6
	$76	$33

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2014 and 2013 were as follows:

	First Quarter
	2014	2013
Research & engineering	2.5%	2.8%
General & administrative	0.9%	0.9%

The effective tax rate for the first quarter of 2014 was 22.6% compared to 25.1% for the same period of 2013. This decrease was primarily attributable to the impact of the $92 million charge recorded in the first quarter of 2013 relating to the currency devaluation in Venezuela which had no related tax benefit combined with a change in the geographic mix of earnings.

CHARGES AND CREDITS

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

There were no charges or credits recorded during the first quarter of 2014.

NET DEBT

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)

	Mar. 31,	Mar. 31,
	2014	2013
Net Debt, beginning of year	$(4,443)	$(5,111)
Net income	1,608	1,267
Depreciation and amortization (1)	932	896
Other non-cash items	27	108
Excess of equity income over dividends received	(61)	(23)
Stock-based compensation expense	77	81
Pension and other postretirement benefits expense	86	128
Pension and other postretirement benefits funding	(72)	(177)
Increase in working capital	(870)	(949)
Capital expenditures	(864)	(894)
Multiclient seismic data capitalized	(82)	(117)
Dividends paid	(410)	(365)
Proceeds from employee stock plans	280	166
Stock repurchase program	(899)	(193)
Business acquisitions and investment, net of cash acquired	(239)	(39)
Currency effect on net debt	(20)	126
Other	(103)	(177)
Net Debt, end of period	$(5,053)	$(5,273)
(1)	Includes multiclient seismic data costs.

		(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Net Debt	2014	2013	2013
Cash	$3,752	$2,129	$3,472
Short-term investments	3,326	3,432	4,898
Fixed income investments, held to maturity	358	266	363
Short-term borrowings and current portion of long-term debt	(1,369)	(2,962)	(2,783)
Long-term debt	(11,120)	(8,138)	(10,393)
	$(5,053)	$(5,273)	$(4,443)

 Key liquidity events during the first three months of 2014 and 2013 included:

•

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. This program was completed during the third quarter of 2013.

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. Schlumberger had repurchased $2.6 billion of shares under this new share repurchase program as of March 31, 2014. Schlumberger has decided to accelerate this share repurchase program with the aim of completing it in 2.5 years as compared to the original target of 5 years.

The following table summarizes the activity, during the three months ended March 31, under this share repurchase program during 2014 and 2013:

	(Stated in millions except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2014	$899	10.0	$90.31
Three months ended March 31, 2013	$193	2.5	$77.63
•

Cash flow provided by operations was $1.6 billion in the first three months of 2014 compared to $1.1 billion in the first three months of 2013, primarily reflecting higher net income and a lower increase in working capital requirements year-on-year.

•

Capital expenditures were $0.9 billion in the first three months of 2014 compared to $0.9 billion during the first three months of 2013. Capital expenditures for full year 2014 are expected to be approximately $3.8 billion as compared to expenditures of $3.9 billion in 2013.

At times in recent years, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries. At March 31, 2014, only four of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

As of March 31, 2014, Schlumberger had $7.1 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.0 billion with commercial banks, of which $2.7 billion was available and unused as of March 31, 2014. This included $3.5 billion of committed facilities which support a commercial paper program in Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper program at March 31, 2014 were $1.1 billion.

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

Schlumberger’s residual transactions or dealings with the government of Iran in the quarter consisted of payments of taxes and other typical governmental charges.  Two non-U.S. subsidiaries of Schlumberger have depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”) and at Bank Tejarat (“Tejarat”) in Tehran for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran.  One non-U.S. subsidiary also maintains the account at Tejarat for payment of local expenses such as taxes and utilities.  Schlumberger anticipates that it will discontinue its dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in Venezuelan bolivares fuertes.  For financial reporting purposes, such local currency transactions are remeasured into US dollars at the official exchange rate, which was fixed at 6.3 Venezuelan bolivares fuertes to the US dollar for most of 2013.

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan bolivares fuerte per US dollar, there are now two other legal exchange rates (approximately 11 and 51 Venezuelan bolivares fuertes, respectively, to the US dollar as of March 31, 2014) that may be obtained via different exchange rate mechanisms.

During the first quarter of 2014, Schlumberger continued to remeasure local currency transactions and balances into US dollars at the official exchange rate of 6.3.

At March 31, 2014, Schlumberger had approximately $330 million of net monetary assets denominated in Venezuelan bolivares fuertes.  In the event of a devaluation of the official exchange rate or if Schlumberger were to determine that it is more appropriate to utilize one of the other legal exchange rates for financial reporting purposes, it would result in Schlumberger recording a devaluation charge in its Consolidated Statement of Income.  Going forward, any devaluation in Venezuela will result in a reduction in the US dollar reported amount of local currency denominated revenues, expenses and, consequently, income before taxes.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world, including in Russia and the Ukraine; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our first-quarter 2014 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Schlumberger’s exposure to market risk has not changed materially since December 31, 2013.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On July 18, 2013, the Schlumberger Board of Directors approved a new $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2014 was as follows:

	(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2014	3,757.1	$88.96	3,757.1	$7,948,702
February 1 through February 28, 2014	2,326.1	$88.55	2,326.1	$7,742,751
March 1 through March 31, 2014	3,872.6	$92.68	3,872.6	$7,383,834
	9,955.8	$90.31	9,955.8

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 20, 2012)

* Exhibit 10.1—Form of 2014 Three Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan (+)

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

(+) Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	April 23, 2014	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory