Form 10-Q
period 2014-06-30
SCHLUMBERGER LTD /NV/
filed 2014-07-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

CURAÇAO	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

5599 SAN FELIPE, 17th FLOOR
HOUSTON, TEXAS, U.S.A.	77056

62 BUCKINGHAM GATE
LONDON, UNITED KINGDOM	SW1E 6AJ

PARKSTRAAT 83 THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,296,436,308

SCHLUMBERGER LIMITED

Second Quarter 2014 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Second Quarter		Six Months
	2014	2013	2014	2013
Revenue	$12,054	$11,182	$23,294	$21,752
Interest & other income	64	30	141	63
Gain on formation of OneSubsea	—	1,028	—	1,028
Expenses
Cost of revenue	9,269	8,712	18,018	17,118
Research & engineering	309	293	593	585
General & administrative	123	100	228	196
Impairment & other	—	364	—	456
Interest	90	98	193	197
Income from continuing operations before taxes	2,327	2,673	4,403	4,291
Taxes on income	506	449	974	855
Income from continuing operations	1,821	2,224	3,429	3,436
Loss from discontinued operations	(205)	(124)	(205)	(69)
Net income	1,616	2,100	3,224	3,367
Net income attributable to noncontrolling interests	21	5	37	13
Net income attributable to Schlumberger	$1,595	$2,095	$3,187	$3,354

Schlumberger amounts attributable to:
Income from continuing operations	$1,800	$2,219	$3,392	$3,423
Loss from discontinued operations	(205)	(124)	(205)	(69)
Net income	$1,595	$2,095	$3,187	$3,354

Basic earnings per share of Schlumberger:
Income from continuing operations	$1.38	$1.67	$2.60	$2.58
Loss from discontinued operations	(0.16)	(0.09)	(0.16)	(0.05)
Net income (1)	$1.23	$1.58	$2.45	$2.52

Diluted earnings per share of Schlumberger:
Income from continuing operations	$1.37	$1.66	$2.58	$2.56
Loss from discontinued operations	(0.16)	(0.09)	(0.16)	(0.05)
Net income (1)	$1.21	$1.57	$2.42	$2.51

Average shares outstanding:
Basic	1,300	1,327	1,303	1,329
Assuming dilution	1,315	1,336	1,316	1,339

(1)  Amounts may not add due to rounding.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)
	Second Quarter		Six Months
	2014	2013	2014	2013
Net income	$1,616	$2,100	$3,224	$3,367
Currency translation adjustments
Unrealized net change arising during the period	58	(157)	(30)	(234)
Marketable securities
Unrealized gain arising during the period	19	11	30	83
Derivatives
Net derivatives gain (loss) on hedge transactions	(3)	49	13	(104)
Reclassification to net income of net realized (gain) loss (see Note 11)	9	(34)	6	45
Pension and other postretirement benefit plans
Actuarial loss
Actuarial loss arising during the period	—	(6)	—	(6)
Amortization to net income of net actuarial loss (see Note 15)	59	76	100	152
Prior service cost
Amortization to net income of net prior service cost (see Note 15)	24	31	56	63
Income taxes on pension and other postretirement benefit plans	(10)	(15)	(20)	(31)
Comprehensive income	1,772	2,055	3,379	3,335
Comprehensive income attributable to noncontrolling interests	21	5	37	13
Comprehensive income attributable to Schlumberger	$1,751	$2,050	$3,342	$3,322

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Jun. 30, 2014	Dec. 31,
	(Unaudited)	2013
ASSETS
Current Assets
Cash	$2,267	$3,472
Short-term investments	4,432	4,898
Receivables less allowance for doubtful accounts (2014 - $407; 2013 - $384)	12,251	11,497
Inventories	4,770	4,603
Deferred taxes	235	288
Other current assets	1,459	1,467
	25,414	26,225
Fixed Income Investments, held to maturity	480	363
Investments in Affiliated Companies	3,342	3,317
Fixed Assets less accumulated depreciation	15,743	15,096
Multiclient Seismic Data	727	667
Goodwill	15,220	14,706
Intangible Assets	4,738	4,709
Other Assets	2,422	2,017
	$68,086	$67,100
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,692	$8,837
Estimated liability for taxes on income	1,529	1,490
Long-term debt - current portion	837	1,819
Short-term borrowings	668	964
Dividends payable	525	415
	12,251	13,525
Long-term Debt	11,740	10,393
Postretirement Benefits	699	670
Deferred Taxes	1,656	1,708
Other Liabilities	1,038	1,169
	27,384	27,465
Equity
Common stock	12,338	12,192
Treasury stock	(9,514)	(8,135)
Retained earnings	40,111	37,966
Accumulated other comprehensive loss	(2,399)	(2,554)
Schlumberger stockholders' equity	40,536	39,469
Noncontrolling interests	166	166
	40,702	39,635
	$68,086	$67,100

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Six Months Ended Jun. 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,224	$3,367
Add: Loss from discontinued operations	205	69
Adjustments to reconcile net income to cash provided by operating activities:
Gain on formation of OneSubsea	—	(1,028)
Impairment of equity method investments and currency devaluation loss in Venezuela	—	456
Depreciation and amortization (1)	1,997	1,903
Pension and other postretirement benefits expense	190	255
Stock-based compensation expense	162	168
Pension and other postretirement benefits funding	(127)	(231)
Earnings of companies carried at equity, less dividends received	(90)	(26)
Change in assets and liabilities: (2)
Increase in receivables	(590)	(511)
Increase in inventories	(90)	(237)
Decrease in other current assets	82	20
Increase in other assets	(60)	(75)
Decrease in accounts payable and accrued liabilities	(515)	(389)
Increase (decrease) in liability for taxes on income	23	(96)
(Decrease) increase in other liabilities	(204)	19
Other	12	131
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,219	3,795
Cash flows from investing activities:
Capital expenditures	(1,786)	(1,800)
SPM investments	(377)	(367)
Multiclient seismic data capitalized	(154)	(222)
Business acquisitions and investments, net of cash acquired	(471)	(717)
Sale of investments, net	349	850
Other	3	91
NET CASH USED IN INVESTING ACTIVITIES	(2,436)	(2,165)
Cash flows from financing activities:
Dividends paid	(932)	(781)
Proceeds from employee stock purchase plan	134	126
Proceeds from exercise of stock options	358	63
Stock repurchase program	(2,074)	(692)
Proceeds from issuance of long-term debt	1,979	1,013
Repayment of long-term debt	(2,104)	(453)
Net decrease in short-term borrowings	(302)	(152)
Other	(32)	—
NET CASH USED IN FINANCING ACTIVITIES	(2,973)	(876)
Cash flows used in discontinued operations - operating activities	—	(33)
Cash flows used in discontinued operations - investing activities	—	(28)
Cash flows used in discontinued operations	—	(61)
Net (decrease) increase in cash before translation effect	(1,190)	693
Translation effect on cash	(15)	(12)
Cash, beginning of period	3,472	1,905
Cash, end of period	$2,267	$2,586

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2014 - June 30, 2014	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2014	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635
Net income			3,187		37	3,224
Currency translation adjustments				(30)		(30)
Changes in unrealized gain on marketable securities				30		30
Changes in fair value of derivatives				19		19
Pension and other postretirement benefit plans				136		136
Shares sold to optionees, less shares exchanged	(12)	370				358
Vesting of restricted stock	(54)	54				—
Shares issued under employee stock purchase plan	6	128				134
Stock repurchase program		(2,074)				(2,074)
Stock-based compensation expense	162					162
Dividends declared ($0.80 per share)			(1,042)			(1,042)
Shares issued for acquisition	72	141				213
Other	(28)	2			(37)	(63)
Balance, June 30, 2014	$12,338	$(9,514)	$40,111	$(2,399)	$166	$40,702

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2013 - June 30, 2013	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2013	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858
Net income			3,354		13	3,367
Currency translation adjustments				(234)		(234)
Changes in unrealized gain on marketable securities				83		83
Changes in fair value of derivatives.				(59)		(59)
Pension and other postretirement benefit plans				178		178
Shares sold to optionees, less shares exchanged	(18)	81				63
Vesting of restricted stock	(43)	43				—
Shares issued under employee stock purchase plan	5	122				127
Stock repurchase program		(692)				(692)
Stock-based compensation expense	168					168
Dividends declared ($0.625 per share)			(832)			(832)
Other	1	1			19	21
Balance, June 30, 2013	$12,025	$(6,605)	$35,409	$(3,920)	$139	$37,048

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2014	1,434	(127)	1,307
Shares sold to optionees, less shares exchanged	—	6	6
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	2	2
Shares issued for acquisition	—	2	2
Stock repurchase program	—	(22)	(22)
Balance, June 30, 2014	1,434	(138)	1,296

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The December 31, 2013 balance sheet information has been derived from the Schlumberger 2013 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on January 31, 2014.

Certain prior year items have been reclassified to conform to the current year presentation.  During the second quarter of 2014, Schlumberger revised its Consolidated Statement of Cash Flows to present certain cash outflows relating to Schlumberger Production Management (“SPM”) activities as a separate line item within investing activities, referred to as “SPM investments.”  Schlumberger historically presented such cash outflows as an operating activity.  This change is not considered material to prior periods.

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  Schlumberger is required to adopt this ASU on January 1, 2017.  Schlumberger does not expect this ASU to have a material impact on its consolidated financial statements.

2. Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during the first six months of 2013:

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

The following is a summary of the charges recorded during the first six months of 2013:

	(Stated in millions)
	Pretax	Tax	Net	Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
Currency devaluation loss in Venezuela	92	$—	92	Impairment & other
	$(572)	$19	$(591)

 There were no charges or credits recorded in continuing operations during the first six months of 2014.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share from continuing operations of Schlumberger:

	(Stated in millions, except per share amounts)
	2014			2013
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Second Quarter
Basic	$1,800	1,300	$1.38	$2,219	1,327	$1.67
Assumed exercise of stock options	—	11		—	5
Unvested restricted stock	—	4		—	4
Diluted	$1,800	1,315	$1.37	$2,219	1,336	$1.66

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Six Months
Basic	$3,392	1,303	$2.60	$3,423	1,329	$2.58
Assumed exercise of stock options	—	9		—	6
Unvested restricted stock	—	4		—	4
Diluted	$3,392	1,316	$2.58	$3,423	1,339	$2.56

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)
	2014	2013
Second Quarter	—	13
Six Months	5	13

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

During the first six months of 2014 and 2013, Schlumberger made certain other acquisitions and investments, none of which were significant on an individual basis, for cash payments, net of cash acquired, of $471 million and $117 million, respectively.  Additionally, during the first six months of 2014, Schlumberger issued 2.1 million shares of its common stock, valued at $213 million, in connection with an acquisition.

5. Inventories

A summary of inventories follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2014	2013
Raw materials & field materials	$2,696	$2,539
Work in process	314	261
Finished goods	1,760	1,803
	$4,770	$4,603

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2014	2013
Property, plant & equipment	$36,906	$35,164
Less: Accumulated depreciation	21,163	20,068
	$15,743	$15,096

Depreciation expense relating to fixed assets was as follows:

	(Stated in millions)
	2014	2013
Second Quarter	$800	$776
Six Months	$1,593	$1,537

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2014 was as follows:

(Stated in millions)
Balance at December 31, 2013	$667
Capitalized in period	154
Charged to expense	(94)
Balance at June 30, 2014	$727

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2014 were as follows:

	(Stated in millions)
	Reservoir
	Characterization	Drilling	Production	Total
Balance at December 31, 2013	$3,737	$8,315	$2,654	$14,706
Acquisitions	17	223	275	515
Reallocation	83	(83)	—	—
Impact of changes in exchange rates	(1)	—	—	(1)
Balance at June 30, 2014	$3,836	$8,455	$2,929	$15,220

9. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)
	Jun. 30, 2014			Dec. 31, 2013
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Technology/Technical Know-How	$1,960	$650	$1,310	$1,960	$597	$1,363
Tradenames	1,646	290	1,356	1,647	257	1,390
Customer Relationships	2,441	464	1,977	2,263	407	1,856
Other	430	335	95	435	335	100
	$6,477	$1,739	$4,738	$6,305	$1,596	$4,709

Amortization expense charged to income was as follows:

	(Stated in millions)
	2014	2013
Second Quarter	$86	$81
Six Months	$169	$163

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at June 30, 2014, amortization charged to income for the subsequent five years is estimated to be: remainder of 2014—$178 million; 2015—$355 million; 2016—$344 million; 2017—$337 million; 2018—$329 million; and 2019—$318 million.

10. Long-term Debt

A summary of Long-term Debt follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2014	2013
3.30% Senior Notes due 2021	$1,596	$1,596
3.65% Senior Notes due 2023	1,495	1,495
2.75% Guaranteed Notes due 2015	1,359	1,373
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,100	1,099
1.25% Senior Notes due 2017	1,000	999
2.40% Senior Notes due 2022	999	999
1.50% Guaranteed Notes due 2019	694	697
2.65% Senior Notes due 2016	500	500
Commercial paper borrowings	1,472	—
Other	426	536
	$11,740	$10,393

The estimated fair value of Schlumberger’s Long-term Debt at June 30, 2014 and December 31, 2013, based on quoted market prices, was $12.0 billion and $10.4 billion, respectively.

Borrowings under the commercial paper program at June 30, 2014 were $2.0 billion, of which $0.5 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2013, borrowings under the commercial paper program were $95 million, all of which was classified within Long-term debt – current portion in the Consolidated Balance Sheet.

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

At June 30, 2014, Schlumberger recognized a cumulative net $48 million gain in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At June 30, 2014, contracts were outstanding for the US dollar equivalent of $5.8 billion in various foreign currencies, of which $2.5 billion related to hedges of debt denominated in currencies other than the functional currency.

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

At June 30, 2014, Schlumberger had fixed rate debt aggregating $9.1 billion and variable rate debt aggregating $4.1 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $4.9 billion at June 30, 2014, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments are as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Jun. 30,	Dec. 31,
	2014	2013
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$17	$98	Other current assets
Foreign exchange contracts	11	24	Other Assets
Interest rate swap	23	27	Other Assets
	$51	$149

Derivatives not designated as hedges:
Foreign exchange contracts	$5	$10	Other current assets
Foreign exchange contracts	3	4	Other Assets
	$8	$14
	$59	$163
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$6	$14	Accounts payable and accrued liabilities
Foreign exchange contracts	1	1	Other Liabilities
	$7	$15

Derivatives not designated as hedges:
Foreign exchange contracts	$10	$2	Accounts payable and accrued liabilities

	$17	$17

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2014	2013	2014	2013	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Interest rate swaps	$(8)	$—	$(9)	$(2)	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(8)	$(1)	$5	$(23)	Cost of revenue

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated other Comprehensive Loss (AOCL) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from AOCL into Income
	Second Quarter		Six Months
	2014	2013	2014	2013	Consolidated Statement of Income Classification
Foreign exchange contracts	$(11)	$38	$(8)	$(41)	Cost of revenue
Foreign exchange contracts	2	(4)	2	(4)	Research & engineering
	$(9)	$34	$(6)	$(45)

	(Stated in millions)
	Gain (Loss) Recognized in AOCL
	Second Quarter		Six Months
	2014	2013	2014	2013
Foreign exchange contracts	$(3)	$49	$13	$(104)

12. Income Tax

Income from continuing operations before taxes which were subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2014	2013	2014	2013
United States	$625	$510	$1,149	$931
Outside United States	1,702	2,163	3,254	3,360
	$2,327	$2,673	$4,403	$4,291

Schlumberger recorded net pretax credits of $664 million during the second quarter of 2013 ($53 million of charges in the US and $717 million of net credits outside the US). These charges are included in the table above and are more fully described in Note 2 — Charges and Credits.

Schlumberger recorded net pretax credits of $572 million during the six months ended June 30, 2013 ($53 million of charges in the US and $625 million of net credits outside the US).

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Jun. 30,	Dec. 31,
	2014	2013
Postretirement benefits	$242	$236
Intangible assets	(1,486)	(1,502)
Investments in non-US subsidiaries	(278)	(282)
Other, net	101	128
	$(1,421)	$(1,420)

The above deferred tax balances at both June 30, 2014 and December 31, 2013 were net of valuation allowances relating to net operating losses in certain countries of $246 million and $238 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Second Quarter		Six Months
	2014	2013	2014	2013
Current:
United States — Federal	$131	$203	$277	$319
United States — State	12	20	19	35
Outside United States	355	298	691	546
	$498	$521	$987	$900
Deferred:
United States — Federal	$4	$(42)	$11	$(24)
United States — State	3	(3)	2	(3)
Outside United States	1	(7)	(26)	2
Valuation allowance	—	(20)	—	(20)
	$8	$(72)	$(13)	$(45)
	$506	$449	$974	$855

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2014	2013	2014	2013
US federal statutory rate	35%	35%	35%	35%
US state income taxes	—	—	—	1
Non-US income taxed at different rates	(11)	(12)	(11)	(12)
Charges and credits (See Note 2)	—	(6)	—	(4)
Other	(2)	—	(2)	—
	22%	17%	22%	20%

13. Contingencies

In 2009, United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain historical Schlumberger operations in specified countries that are subject to United States trade and economic sanctions. Governmental agencies and authorities have a broad range of civil and criminal penalties that they may seek to impose for violations of trade and economic sanction laws including, but not limited to, disgorgement, fines, penalties and modifications to business practices. In recent years, these agencies and authorities have obtained a wide range of penalties in settlements with companies arising from trade and economic sanction investigations, including in some cases fines and other penalties in the tens and hundreds of millions of dollars. Schlumberger continues to cooperate and has been discussing the resolution of this matter with the governmental authorities. During the latter part of the second quarter of 2014, these discussions progressed to a point whereby Schlumberger determined that it was appropriate to increase its liability for this contingency.  Accordingly, Schlumberger recorded a $205 million charge during the second quarter of 2014 within Loss from discontinued operations in the Consolidated Statement of Income. However, no certainty exists that a settlement will be reached or if so, the amount of any such settlement.  Therefore, the ultimate loss could be greater or less than the amount accrued.

Schlumberger and its subsidiaries are party to various other legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to these other legal proceedings is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of any of these proceedings.

14. Segment Information

	(Stated in millions)
	Second Quarter 2014		Second Quarter 2013
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$3,095	$918	$3,067	$912
Drilling	4,653	981	4,239	800
Production	4,344	725	3,926	625
Eliminations & other	(38)	(3)	(50)	(59)
Pretax operating income		2,621		2,278
Corporate & other (1)		(216)		(181)
Interest income (2)		8		4
Interest expense (3)		(86)		(92)
Charges and credits (4)		—		664
	$12,054	$2,327	$11,182	$2,673

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $2 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($4 million in 2014; $6 million in 2013).

(4) See Note 2 – Charges and Credits.

	(Stated in millions)
	Six Months 2014		Six Months 2013
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$5,947	$1,698	$5,868	$1,641
Drilling	8,984	1,861	8,301	1,525
Production	8,460	1,462	7,684	1,181
Eliminations & other	(97)	(32)	(101)	(104)
Pretax operating income		4,989		4,243
Corporate & other (1)		(418)		(348)
Interest income (2)		15		9
Interest expense (3)		(183)		(185)
Charges and credits (4)		—		572
	$23,294	$4,403	$21,752	$4,291

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($10 million in 2014; $2 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($10 million in 2014; $12 million in 2013).

(4) See Note 2 – Charges and Credits.

15. Pension and Other Postretirement Benefits

Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	Second Quarter				Six Months
	2014		2013		2014		2013
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost — benefits earned during period	$16	$29	$21	$34	$35	$60	$41	$67
Interest cost on projected benefit obligation	35	56	38	63	76	128	75	124
Expected return on plan assets	(44)	(88)	(51)	(100)	(96)	(200)	(103)	(200)
Amortization of prior service cost	3	22	3	29	6	52	6	59
Amortization of net loss	24	32	31	37	44	52	63	74
	$34	$51	$42	$63	$65	$92	$82	$124

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Second Quarter		Six Months
	2014	2013	2014	2013
Service cost — benefits earned during period	$11	$12	$22	$24
Interest cost on accumulated postretirement benefit obligation	15	15	30	30
Expected return on plan assets	(10)	(9)	(21)	(18)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of net loss	3	8	4	15
	$18	$25	$33	$49

16. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
			Pension and	Unrealized
	Currency	Fair Value	Other	Gains
	Translation	of	Postretirement	Marketable
	Adjustments	Derivatives	Benefit Plans	Securities	Total
Balance, January 1, 2014	$(1,068)	$29	$(1,691)	$176	$(2,554)
Other comprehensive income (loss) before reclassifications	(30)	13	—	30	13
Amounts reclassified from accumulated other comprehensive loss	—	6	156	—	162
Income taxes	—	—	(20)	—	(20)
Net other comprehensive income (loss)	(30)	19	136	30	155
Balance, June 30, 2014	$(1,098)	$48	$(1,555)	$206	$(2,399)

	(Stated in millions)
			Pension and	Unrealized
	Currency	Fair Value	Other	Gains
	Translation	of	Postretirement	Marketable
	Adjustments	Derivatives	Benefit Plans	Securities	Total
Balance, January 1, 2013	$(918)	$30	$(3,141)	$141	$(3,888)
Other comprehensive income (loss) before reclassifications	(243)	(104)	(6)	83	(270)
Amounts reclassified from accumulated other comprehensive loss	9	45	215	—	269
Income taxes	—	—	(31)	—	(31)
Net other comprehensive income (loss)	(234)	(59)	178	83	(32)
Balance, June 30, 2013	$(1,152)	$(29)	$(2,963)	$224	$(3,920)

17. Discontinued Operations

During the second quarter of 2013, Schlumberger completed the wind down of its operations in Iran and has classified the historical results of this business as a discontinued operation.

The following table summarizes the results of this discontinued operation:

(Stated in millions)
	Second Quarter		Six Months
	2014	2013	2014	2013
Revenue	$—	$4	$—	$102
Loss before taxes	$(205)	$(124)	$(205)	$(63)
Tax expense	—	—	—	(6)
Loss from discontinued operations	$(205)	$(124)	$(205)	$(69)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2014 Compared to First Quarter 2014

Product Groups

	(Stated in millions)
	Second Quarter 2014		First Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$3,095	$918	$2,852	$779
Drilling	4,653	981	4,331	881
Production	4,344	725	4,116	737
Eliminations & other	(38)	(3)	(60)	(29)
Pretax operating income		2,621		2,368
Corporate & other (1)		(216)		(201)
Interest income (2)		8		7
Interest expense (3)		(86)		(97)
	$12,054	$2,327	$11,239	$2,077

Geographic Areas

	(Stated in millions)
	Second Quarter 2014		First Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$3,888	$700	$3,684	$683
Latin America	1,852	393	1,758	371
Europe/CIS/Africa	3,268	723	2,881	585
Middle East & Asia	2,966	826	2,845	749
Eliminations & other	80	(21)	71	(20)
Pretax operating income		2,621		2,368
Corporate & other (1)		(216)		(201)
Interest income (2)		8		7
Interest expense (3)		(86)		(97)
	$12,054	$2,327	$11,239	$2,077

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $5 million in 2014).

(3) Interest expense excludes amounts which are included in the segments’ income ($4 million in 2014; $6 million in 2014).

Second-quarter revenue of $12.05 billion increased 7% sequentially with International Area revenue of $8.09 billion growing $604 million, or 8% sequentially, while North America revenue of $3.89 billion increased $205 million, or 6% sequentially.

Second-quarter pretax operating income of $2.62 billion increased 11% sequentially. Pretax operating margin increased by 67 basis points (bps) to 21.7% as an increase of 122 bps in the International margin, to 24.0%, was partially offset by a 53 bps reduction in the North America margin, to 18.0%.

North America revenue of $3.89 billion increased 6% sequentially—with North America offshore revenue up 8% after a rebound in drilling activity despite a soft quarter for multiclient seismic sales.  US land posted double-digit revenue growth on a 5% increase in rig count combined with improved efficiency and market share gains that was partially offset by the seasonal decline in activity in Western Canada following the spring break-up.

Despite the effects of the seasonal spring break-up in Western Canada and pressure pumping commodity inflation, North America pretax operating margin declined by only 53 bps to 18.0%.

The Europe/CIS/Africa Area led the sequential International Area increase with revenue of $3.27 billion increasing 13% as activity levels rebounded in Russia and Norway and exploration increased in Sub-Saharan Africa.

Middle East & Asia Area revenue of $2.97 billion increased 4% sequentially as exploration and drilling activity strengthened in Australia and development activity improved offshore China.  In addition, growth continued in Saudi Arabia and seismic activity increased in the United Arab Emirates and Qatar GeoMarkets.

Latin America revenue of $1.85 billion grew 5% sequentially on robust activity in Colombia and Venezuela across all Technologies, including Schlumberger Production Management (SPM).  This increase, however, was partially offset by a continued drop in rig count and activity in Mexico, while the revenue in the Brazil GeoMarket was flat sequentially.

Sequentially, International Area pretax operating margin of 24.0% increased 122 bps after posting incremental operating margins of 39%.  Middle East & Asia improved 151 bps sequentially to reach 27.8%, Europe/CIS/Africa increased by 180 bps to 22.1%, while Latin America was relatively flat with the previous quarter at 21.2%.

The expansion in international margins was due to seasonal activity rebounds in Europe/CIS/Africa combined with strong results in the Middle East & Asia.  Increased high-margin exploration and deepwater activities also helped boost sequential incremental operating margins.

Reservoir Characterization Group

Second-quarter revenue of $3.10 billion increased 9% sequentially.  Pretax operating income of $918 million was 18% higher compared to the previous quarter.

Sequentially, the revenue increase was driven primarily by increased use of Wireline services as a result of stronger drilling activity in the US Gulf of Mexico and the seasonal rebound in activity in Russia and Norway.  WesternGeco revenue increased sequentially from the return of marine vessels to the North Sea for the summer season.  Schlumberger Information Solutions (SIS) revenue also increased from higher software sales and support.

Pretax operating margin of 29.7% increased 233 bps sequentially on higher WesternGeco vessel utilization, robust high-margin software sales, and stronger Wireline activities.

Drilling Group

Second-quarter revenue of $4.65 billion increased 7% sequentially. Pretax operating income of $981 million was 11% higher compared to the previous quarter.

Sequentially, revenue increased primarily on strong international activity for M-I SWACO technologies, mainly in Russia, Sub-Saharan Africa and Latin America.  In addition, Drilling & Measurements grew in North America and Russia, while Drilling Tools & Remedial services posted strong equipment sales.  Rig revenue from the May 2014 acquisition of Saxon Energy Services also contributed to the growth.

Pretax operating margin of 21.1% increased 74 bps from increased higher-margin activities for Drilling & Measurements in North America and in a number of international Areas.

Production Group

Second-quarter revenue of $4.34 billion increased 6% sequentially. Pretax operating income of $725 million declined 2% compared to the previous quarter.

Sequentially, revenue increased due to improving industry utilization of pressure pumping capacity in US land, strong international Well Services activity, increasing Well Intervention coiled tubing activity worldwide, and strong international sales of Completions products. These increases were partially offset by the seasonal decline in Western Canada activity, as a result of the spring break-up.

Pretax operating margin of 16.7% decreased 123 bps primarily due to the Canadian spring break-up and pressure pumping commodity inflation.

Second Quarter 2014 Compared to Second Quarter 2013

Product Groups

	(Stated in millions)
	Second Quarter 2014		Second Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$3,095	$918	$3,067	$912
Drilling	4,653	981	4,239	800
Production	4,344	725	3,926	625
Eliminations & other	(38)	(3)	(50)	(59)
Pretax operating income		2,621		2,278
Corporate & other (1)		(216)		(181)
Interest income (2)		8		4
Interest expense (3)		(86)		(92)
Charges and credits (4)		—		664
	$12,054	$2,327	$11,182	$2,673

Geographic Areas

	(Stated in millions)
	Second Quarter 2014		Second Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$3,888	$700	$3,357	$662
Latin America	1,852	393	1,913	394
Europe/CIS/Africa	3,268	723	3,137	644
Middle East & Asia	2,966	826	2,655	654
Eliminations & other	80	(21)	120	(76)
Pretax operating income		2,621		2,278
Corporate & other (1)		(216)		(181)
Interest income (2)		8		4
Interest expense (3)		(86)		(92)
Charges and credits (4)		—		664
	$12,054	$2,327	$11,182	$2,673

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $2 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($4 million in 2014; $6 million in 2013).

(4) See Note 2 – Charges and Credits in the Consolidated Financial Statements.

Second-quarter 2014 revenue of $12.05 billion was 8% higher than the same period last year with International Area revenue of $8.09 billion increasing 5% and North America Area revenue of $3.89 billion growing 16%.

Internationally, the increase was led by the Middle East & Asia Area, which increased 12%, mainly from robust results in Saudi Arabia, Australia, the United Arab Emirates and in a number of GeoMarkets in Southeast Asia.  Europe/CIS/Africa Area increased 4%, led by the Sub-Saharan Africa region on strong development and exploration activities particularly in the Central West Africa and Angola GeoMarkets.  Norway also saw strong growth driven by market share gains and higher rig-related services for a number of customers.    The Latin America Area, however, decreased 3% mainly on lower activity and pricing in Brazil and Mexico, partially offset by strong activities in Argentina, Ecuador and Venezuela.

North America increased 16% due mainly to land activity, which was driven by market share gains in pressure pumping, artificial lift and drilling services.   The pressure pumping growth was augmented by improvements in operational efficiency and introduction of new technologies.  This was offset, in part, by a decrease in offshore revenue resulting from lower drilling and exploration activities.

Second-quarter 2014 pretax operating income of $2.62 billion grew $343 million, or 15%, versus the same period last year, with International pretax operating income of $1.94 billion increasing 15% and North America pretax operating income of $700 million increasing 6%.

Second-quarter 2014 pretax operating margin of 21.7% expanded 137 bps, reflecting 39% incremental operating margins versus the same period last year, as International pretax operating margin expanded 206 bps to 24.0% while North America pretax operating margin contracted 170 bps to 18.0%.  The expansion in International margins was primarily due to increased high-margin exploration activities and market share gains.  The North America margin contraction was due to pressure pumping commodity inflation.

Reservoir Characterization Group

Second-quarter 2014 revenue of $3.09 billion was 1% higher than the same period last year driven by Wireline and Testing Services on higher offshore exploration activities and increased SIS software sales across all international areas.  This increase was largely offset by reduced multiclient sales.

Year-on-year, pretax operating margin was flat at 29.7% as the effect of higher-margin exploration activities, which benefitted Wireline and Testing Services technologies and higher margin software sales was offset by lower profitability as a result of reduced multiclient sales.

Drilling Group

Second-quarter 2014 revenue of $4.65 billion was 10% higher than the previous year primarily due to the robust demand for Drilling & Measurements services and M-I SWACO technologies as activity strengthened in North America and Middle East & Asia Areas.  Rig revenue from the May 2014 acquisition of Saxon Energy Services also contributed to the growth.

Year-on-year, pretax operating margin increased 221 bps to 21.1% primarily due to the increase in higher-margin activities of Drilling & Measurements.

Production Group

Second-quarter 2014 revenue of $4.34 billion increased 11% year-on-year mostly from Well Services pressure pumping technologies driven by market share gains, improvements in operational efficiency as well as introduction of new technologies.  SPM revenue grew as projects in Latin America continued to progress ahead of work plans.    Revenue from the expanding artificial lift business also contributed to the growth.

Year-on-year, pretax operating margin increased 75 bps to 16.7% mainly on improved profitability for Well Services, and Well Intervention, particularly in the International Areas.  SPM activities also contributed to the margin expansion.  These improvements were offset in part by a decrease in margins in North America due to pressure pumping commodity inflation.

Six Months 2014 Compared to Six Months 2013

Product Groups

	(Stated in millions)
	Six Months 2014		Six Months 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$5,947	$1,698	$5,868	$1,641
Drilling	8,984	1,861	8,301	1,525
Production	8,460	1,462	7,684	1,181
Eliminations & other	(97)	(32)	(101)	(104)
Pretax operating income		4,989		4,243
Corporate & other (1)		(418)		(348)
Interest income (2)		15		9
Interest expense (3)		(183)		(185)
Charges and credits (4)		—		572
	$23,294	$4,403	$21,752	$4,291

Geographic Areas

	(Stated in millions)
	Six Months 2014		Six Months 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$7,572	$1,383	$6,647	$1,289
Latin America	3,610	764	3,817	765
Europe/CIS/Africa	6,149	1,308	6,000	1,153
Middle East & Asia	5,811	1,575	5,049	1,201
Eliminations & other	152	(41)	239	(165)
Pretax operating income		4,989		4,243
Corporate & other (1)		(418)		(348)
Interest income (2)		15		9
Interest expense (3)		(183)		(185)
Charges and credits (4)		—		572
	$23,294	$4,403	$21,752	$4,291

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($10 million in 2014; $2 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($10 million in 2014; $12 million in 2013).

(4) See Note 2 – Charges and Credits in the Consolidated Financial Statements.

Six-month 2014 revenue of $23.29 billion grew $1.54 billion, or 7%, versus the same period last year with International Area revenue of $15.57 billion increasing $704 million, or 5%, and North America Area revenue of $7.57 billion growing $925 million, or 14%.

Internationally, the increase was led by the Middle East & Asia Area increasing 15%, mainly from robust drilling and seismic activities in Saudi Arabia, Australia, the United Arab Emirates and in a number of GeoMarkets in Southeast Asia.  Europe/CIS/Africa Area increased 2%, led by the Sub-Saharan Africa region on strong development and exploration activities particularly in Central West Africa and Angola GeoMarkets.  Norway also saw strong revenue growth driven by market share gains and higher rig-related services for a number of customers.  However, Latin America Area revenue, decreased 5% mainly on lower activity and pricing in Brazil and Mexico partially offset by strong activities in Argentina and Ecuador.

North America revenue increased 14% due mainly to land, which was driven by market share gains in pressure pumping, artificial lift and drilling services.   The pressure pumping growth was augmented by improvements in operational efficiency and introduction of new technologies.  This was offset in part by a decrease in offshore revenue resulting from lower drilling and exploration activities.

Year-to-date 2014 pretax operating income of $4.99 billion grew $746 million, or 18% versus the same period last year with International Area pretax operating income of $3.65 billion increasing 17% and North America pretax operating income of $1.38 billion increasing 7%.

Year-to-date 2014 pretax operating margin of 21.4% expanded 191 bps, reflecting 48% incremental operating margins versus the same period last year, as International pretax operating margin expanded 244 bps to 23.4% while North America pretax operating margin contracted 113 bps to 18.3%.  The expansion in International Area margins was primarily due to increased high-margin exploration activities and market share gains.  The North America margin contraction reflected the pressure pumping commodity inflation.

Reservoir Characterization Group

Six-month 2014 revenue of $5.95 billion was 1% higher than the same period last year driven by Wireline and Testing Services on higher offshore exploration and increased software sales across all international areas for SIS.  This increase was largely offset by lower marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin increased 57 basis points to 28.5% largely due to the higher-margin exploration activities that benefited Wireline Technologies and Testing Services.  Higher margin software sales also contributed to the margin improvement.  These increases were partially offset by lower profitability in WesternGeco due to lower vessel utilization and reduced multiclient sales.

Drilling Group

Six-month 2014 revenue of $8.98 billion was 8% higher than the previous year, primarily due to robust demand for Drilling & Measurements services and M-I SWACO technologies as activity strengthened in North America and Middle East & Asia Areas.  Rig revenue from the May 2014 acquisition of Saxon Energy Services also contributed to the growth.

Year-on-year, pretax operating margin increased 235 basis points to 20.7% primarily due to the increase in higher-margin activities of Drilling & Measurements.

Production Group

Six-month 2014 revenue of $8.46 billion increased 10% year-on-year mostly from Well Services pressure pumping technologies driven by market share gains, improvements in operational efficiency as well as introduction of new technologies.  SPM revenue grew as projects in Latin America continued to progress ahead of work plans.  Revenue from the expanding artificial lift business also contributed to the year-on-year growth.

Year-on-year, pretax operating margin increased 191 basis points to 17.3% mainly on improved profitability for Well Services, Completions and Well Intervention, particularly in the International Areas.  SPM activities also contributed to the margin expansion.  These improvements were offset in part by a decrease in margins in North America due to pressure pumping commodity inflation.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the second quarter and six months ended June 30, 2014 and 2013:

	(Stated in millions)
	Second Quarter		Six Months
	2014	2013	2014	2013
Equity in net earnings of affiliated companies	$51	$24	$115	$52
Interest income	13	6	26	11
	$64	$30	$141	$63

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2014 and 2013 were as follows:

	Second Quarter		Six Months
	2014	2013	2014	2013
Research & engineering	2.6%	2.6%	2.5%	2.7%
General & administrative	1.0%	0.9%	1.0%	0.9%

The effective tax rate for the second quarter of 2014 was 21.7% compared to 16.8% for the same period of 2013. The effective tax rate for the second quarter of 2013 was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements.  Excluding the impact of the second quarter 2013 charges and credits, the effective tax rate was 23.3%.

The effective tax rate for the six months ended June 30, 2014 was 22.1% compared to 19.9% for the same period of the prior year.  The effective tax rate for the six months ended June 30, 2013 was also significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements.  Excluding the impact of the charges and credits, the effective tax rate for the six months ended June 30, 2013 was 23.5%.

The decrease in the effective tax rate excluding the impact of charges and credits as compared to both the three- and six-month periods ended June 30, 2013, was primarily attributable to the fact that Schlumberger generated a smaller percentage of its pretax earnings in North America in 2014 as compared to 2013.

CHARGES AND CREDITS

Schlumberger recorded the following charges and credits in continuing operations during the second quarter and the first six months of 2013.  These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

The following is a summary of the second quarter 2013 charges and credits:

	(Stated in millions)
	Pretax	Tax	Net	Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & Other
	$(664)	$19	$(683)

The following is a summary of the charges and credits during the first six months of 2013:

	(Stated in millions)
	Pretax	Tax	Net	Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & Other
Currency devaluation loss in Venezuela	92	—	92	Impairment & Other
	$(572)	$19	$(591)

There were no charges or credits recorded in continuing operations during the first six months of 2014.

NET DEBT

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)
	Six Months ended Jun. 30,
	2014	2013
Income from continuing operations	$3,429	$3,436
Gain on formation of OneSubsea	—	(1,028)
Impairment of equity method investments and currency devaluation loss in Venezuela	—	456
Depreciation and amortization (1)	1,997	1,903
Pension and other postretirement benefits expense	190	255
Stock-based compensation expense	162	168
Pension and other postretirement benefits funding	(127)	(231)
Increase in working capital	(1,090)	(1,213)
Other	(342)	49
Cash flow from operations	4,219	3,795
Capital expenditures	(1,786)	(1,800)
SPM investments	(377)	(367)
Multiclient seismic data capitalized	(154)	(222)
Free cash flow (2)	1,902	1,406
Stock repurchase program	(2,074)	(692)
Dividends paid	(932)	(781)
Proceeds from employee stock plans	492	189
	(612)	122
Business acquisitions and investments, net of cash acquired	(964)	(717)
Other	(47)	92
Increase in Net Debt	(1,623)	(503)
Net Debt, Beginning of period	(4,443)	(5,111)
Net Debt, End of period	$(6,066)	$(5,614)
(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)

“Free cash flow” represents cash flow from operations less capital expenditures, SPM investments and multiclient seismic data capitalized.  Management believes that this is an important measure because it represents funds available to reduce debt and pursue opportunities that enhance shareholder value such as acquisitions and returning cash to shareholders through stock repurchases and dividends.

	(Stated in millions)
	Jun. 30,	Jun. 30,	Dec. 31,
Components of Net Debt	2014	2013	2013
Cash	$2,267	$2,586	$3,472
Short-term investments	4,432	3,339	4,898
Fixed income investments, held to maturity	480	417	363
Long-term debt – current portion	(837)	(2,083)	(1,819)
Short-term borrowings	(668)	(775)	(964)
Long-term debt	(11,740)	(9,098)	(10,393)
	$(6,066)	$(5,614)	$(4,443)

Key liquidity events during the first six months of 2014 and 2013 included:

•	During the second quarter of 2013, Schlumberger paid Cameron $600 million in connection with the formation of the OneSubsea joint venture.
•

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. This program was completed during the third quarter of 2013.

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. Schlumberger had repurchased $3.8 billion of shares under this new share repurchase program as of June 30, 2014. Schlumberger has decided to accelerate this share repurchase program with the aim of completing it in 2.5 years as compared to the original target of 5 years.

The following table summarizes the activity, during the six months ended June 30, under this share repurchase program during 2014 and 2013:

	(Stated in millions, except per share amounts)
	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2014	$2,074	21.5	$96.50
Six months ended June 30, 2013	$692	9.3	$74.28
•	Cash flow provided from operations was $4.2 billion in the first six months of 2014 compared to $3.8 billion in the first six months of 2013.
•

Capital expenditures were $1.8 billion in the first six months of 2014 compared to $1.8 billion during the first six months of 2013. Capital expenditures for full-year 2014 are expected to be approximately $3.8 billion as compared to expenditures of $3.9 billion in 2013.

At times in recent years, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries. At June 30, 2014, only five of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

As of June 30, 2014, Schlumberger had $6.7 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $4.0 billion with commercial banks, of which $2.0 billion was available and unused as of June 30, 2014. This included $3.5 billion of committed facilities which support a commercial paper program in Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper program at June 30, 2014 were $2.0 billion.

Other Matters

As previously disclosed, during the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran.  Prior to this, certain non-U.S. subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).  Schlumberger has classified the results of this business as a discontinued operation.  All prior periods were restated accordingly.

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

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan bolivares fuertes per US dollar, there are now two other legal exchange rates (approximately 11 and 50 Venezuelan bolivares fuertes, respectively, to the US dollar as of June 30, 2014) that may be obtained via different exchange rate mechanisms.  During the first half of 2014, Schlumberger continued to remeasure local currency transactions and balances into US dollars at the official exchange rate of 6.3.

At June 30, 2014, Schlumberger had approximately $410 million of net monetary assets denominated in Venezuelan bolivares fuertes.  In the event of a devaluation of the official exchange rate or if Schlumberger were to determine that it is more appropriate to utilize one of the other legal exchange rates for financial reporting purposes, it would result in Schlumberger recording a devaluation charge in its Consolidated Statement of Income.  Going forward, any devaluation in Venezuela will result in a reduction in the US dollar reported amount of local currency denominated revenues, expenses and, consequently, income before taxes.  For example, if Schlumberger had applied an exchange rate of 50 Venezuelan bolivares fuertes to the US dollar throughout the first six months of 2014, it would have reduced Schlumberger’s earnings by approximately $0.04 per share.  Had Schlumberger changed to this exchange rate on June 30, 2014, it would have resulted in a one-time devaluation charge of $360 million ($0.27 per share).

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world, including in Russia and the Ukraine; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our second-quarter 2014 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 13—Contingencies, in the Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 5, 2014, Schlumberger issued approximately 2.1 million shares of its common stock, valued at $213 million, in connection with an acquisition.  These shares were issued without registration under the Securities Act, in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act, because the issuance did not involve any public offering. Issuer Repurchases of Equity Securities

On July 18, 2013, the Schlumberger Board of Directors approved a new $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2014 was as follows:

	(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2014	3,749.8	$98.79	3,749.8	$7,013,398
May 1 through May 31, 2014	3,971.8	$100.69	3,971.8	$6,612,464
June 1 through June 30, 2014	3,811.2	$106.50	3,811.2	$6,209,271
	11,532.8	$101.85	11,532.8

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 20, 2012)

* Exhibit 10.1—Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (+)

* Exhibit 10.2—Form of Option Agreement, Non-Qualified Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (+)

* Exhibit 10.3—Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (+)

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

(+) Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	July 23, 2014	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory