Form 10-Q
period 2014-09-30
SCHLUMBERGER LTD /NV/
filed 2014-10-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,286,793,905

SCHLUMBERGER LIMITED

Third Quarter 2014 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Third Quarter		Nine Months
	2014	2013	2014	2013
Revenue	$12,646	$11,608	$35,939	$33,360
Interest & other income	79	43	220	105
Gain on formation of OneSubsea	—	—	—	1,028
Expenses
Cost of revenue	9,689	8,926	27,708	26,047
Research & engineering	301	286	893	870
General & administrative	125	110	353	305
Impairment & other	—	—	—	456
Interest	90	98	282	294
Income from continuing operations before taxes	2,520	2,231	6,923	6,521
Taxes on income	556	506	1,530	1,361
Income from continuing operations	1,964	1,725	5,393	5,160
Loss from discontinued operations	—	—	(205)	(69)
Net income	1,964	1,725	5,188	5,091
Net income attributable to noncontrolling interests	15	10	52	23
Net income attributable to Schlumberger	$1,949	$1,715	$5,136	$5,068

Schlumberger amounts attributable to:
Income from continuing operations	$1,949	$1,715	$5,341	$5,137
Loss from discontinued operations	—	—	(205)	(69)
Net income	$1,949	$1,715	$5,136	$5,068

Basic earnings per share of Schlumberger:
Income from continuing operations	$1.51	$1.30	$4.11	$3.87
Loss from discontinued operations	—	—	(0.16)	(0.05)
Net income	$1.51	$1.30	$3.95	$3.82

Diluted earnings per share of Schlumberger:
Income from continuing operations	$1.49	$1.29	$4.07	$3.84
Loss from discontinued operations	—	—	(0.16)	(0.05)
Net income	$1.49	$1.29	$3.91	$3.79

Average shares outstanding:
Basic	1,294	1,322	1,300	1,326
Assuming dilution	1,310	1,333	1,315	1,336

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	(Stated in millions)
	Third Quarter		Nine Months
	2014	2013	2014	2013
Net income	$1,964	$1,725	$5,188	$5,091
Currency translation adjustments
Unrealized net change arising during the period	(146)	95	(176)	(139)
Marketable securities
Unrealized (loss) gain arising during the period	(162)	(25)	(132)	58
Derivatives
Net derivatives (loss) gain on hedge transactions (see Note 11)	(151)	76	(138)	(27)
Reclassification to net income of net realized loss (gain) (see Note 11)	53	(30)	59	15
Pension and other postretirement benefit plans
Actuarial loss
Actuarial loss arising during the period	—	(18)	—	(23)
Amortization to net income of net actuarial loss (see Note 15)	32	73	132	224
Prior service cost
Amortization to net income of net prior service cost (see Note 15)	40	31	96	94
Income taxes on pension and other postretirement benefit plans	(8)	(9)	(28)	(40)
Comprehensive income	1,622	1,918	5,001	5,253
Comprehensive income attributable to noncontrolling interests	15	10	52	23
Comprehensive income attributable to Schlumberger	$1,607	$1,908	$4,949	$5,230

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)
	Sept. 30, 2014	Dec. 31,
	(Unaudited)	2013
ASSETS
Current Assets
Cash	$3,118	$3,472
Short-term investments	3,641	4,898
Receivables less allowance for doubtful accounts (2014 - $282; 2013 - $384)	12,352	11,497
Inventories	4,702	4,603
Deferred taxes	287	288
Other current assets	1,373	1,467
	25,473	26,225
Fixed Income Investments, held to maturity	473	363
Investments in Affiliated Companies	3,223	3,317
Fixed Assets less accumulated depreciation	15,809	15,096
Multiclient Seismic Data	751	667
Goodwill	15,243	14,706
Intangible Assets	4,690	4,709
Other Assets	2,658	2,017
	$68,320	$67,100
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,916	$8,837
Estimated liability for taxes on income	1,499	1,490
Long-term debt - current portion	27	1,819
Short-term borrowings	1,424	964
Dividends payable	522	415
	12,388	13,525
Long-term Debt	11,626	10,393
Postretirement Benefits	606	670
Deferred Taxes	1,733	1,708
Other Liabilities	1,280	1,169
	27,633	27,465
Equity
Common stock	12,428	12,192
Treasury stock	(10,725)	(8,135)
Retained earnings	41,543	37,966
Accumulated other comprehensive loss	(2,741)	(2,554)
Schlumberger stockholders' equity	40,505	39,469
Noncontrolling interests	182	166
	40,687	39,635
	$68,320	$67,100

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Stated in millions)
	Nine Months Ended Sept. 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,188	$5,091
Add: Loss from discontinued operations	205	69
Adjustments to reconcile net income to cash provided by operating activities:
Gain on formation of OneSubsea	—	(1,028)
Impairment of equity method investments and currency devaluation loss in Venezuela	—	456
Depreciation and amortization (1)	3,029	2,891
Pension and other postretirement benefits expense	266	388
Stock-based compensation expense	246	255
Pension and other postretirement benefits funding	(318)	(468)
Earnings of equity method investments, less dividends received	(68)	(46)
Change in assets and liabilities: (2)
Increase in receivables	(779)	(1,215)
Increase in inventories	(61)	(96)
Decrease in other current assets	112	28
Increase in other assets	(89)	(135)
(Decrease) increase in accounts payable and accrued liabilities	(256)	189
(Decrease) increase in liability for taxes on income	(7)	15
(Decrease) increase in other liabilities	(78)	2
Other	(108)	175
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,282	6,571
Cash flows from investing activities:
Capital expenditures	(2,766)	(2,753)
SPM investments	(569)	(633)
Multiclient seismic data capitalized	(212)	(300)
Business acquisitions and investments, net of cash acquired	(556)	(1,144)
Sale of investments, net	1,147	963
Other	3	131
NET CASH USED IN INVESTING ACTIVITIES	(2,953)	(3,736)
Cash flows from financing activities:
Dividends paid	(1,451)	(1,196)
Proceeds from employee stock purchase plan	295	270
Proceeds from exercise of stock options	500	145
Stock repurchase program	(3,582)	(1,526)
Proceeds from issuance of long-term debt	2,005	2,267
Repayment of long-term debt	(2,857)	(1,211)
Net increase (decrease) in short-term borrowings	455	(306)
Other	(38)	3
NET CASH USED IN FINANCING ACTIVITIES	(4,673)	(1,554)
Cash flows provided by (used in) discontinued operations - operating activities	24	(2)
Cash flows provided by (used in) discontinued operations - investing activities	—	(28)
Cash flows provided by (used in) discontinued operations	24	(30)
Net (decrease) increase in cash before translation effect	(320)	1,251
Translation effect on cash	(34)	(7)
Cash, beginning of period	3,472	1,905
Cash, end of period	$3,118	$3,149

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2014 - September 30, 2014	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2014	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635
Net income			5,136		52	5,188
Currency translation adjustments				(176)		(176)
Changes in unrealized gain on marketable securities				(132)		(132)
Changes in fair value of derivatives				(79)		(79)
Pension and other postretirement benefit plans				200		200
Shares sold to optionees, less shares exchanged	(18)	518				500
Vesting of restricted stock	(68)	68				—
Shares issued under employee stock purchase plan	33	262				295
Stock repurchase program		(3,582)				(3,582)
Stock-based compensation expense	246					246
Dividends declared ($1.20 per share)			(1,559)			(1,559)
Shares issued for acquisition	72	141				213
Other	(29)	3			(36)	(62)
Balance, September 30, 2014	$12,428	$(10,725)	$41,543	$(2,741)	$182	$40,687

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2013 - September 30, 2013	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2013	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858
Net income			5,068		23	5,091
Currency translation adjustments				(139)		(139)
Changes in unrealized gain on marketable securities				58		58
Changes in fair value of derivatives.				(12)		(12)
Pension and other postretirement benefit plans				255		255
Shares sold to optionees, less shares exchanged	(31)	176				145
Vesting of restricted stock	(48)	48				—
Shares issued under employee stock purchase plan	18	252				270
Stock repurchase program		(1,526)				(1,526)
Stock-based compensation expense	255					255
Dividends declared ($0.9375 per share)			(1,244)			(1,244)
Other	2	2			16	20
Balance, September 30, 2013	$12,108	$(7,208)	$36,711	$(3,726)	$146	$38,031

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2014	1,434	(127)	1,307
Shares sold to optionees, less shares exchanged	—	8	8
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	4	4
Shares issued for acquisition	—	2	2
Stock repurchase program	—	(35)	(35)
Balance, September 30, 2014	1,434	(147)	1,287

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The December 31, 2013 balance sheet information has been derived from the Schlumberger 2013 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on January 31, 2014.

Certain prior year items have been reclassified to conform to the current year presentation.  Beginning in the second quarter of 2014, Schlumberger revised its Consolidated Statement of Cash Flows to present certain cash outflows relating to Schlumberger Production Management (“SPM”) activities as a separate line item within investing activities, referred to as “SPM investments.”  Schlumberger historically presented such cash outflows as an operating activity.  This change is not considered material to prior periods.

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

2. Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during the first nine months of 2013:

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

The following is a summary of the charges recorded during the first nine months of 2013:

	(Stated in millions)
	Pretax	Tax	Net	Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & other
Currency devaluation loss in Venezuela	92	$—	92	Impairment & other
	$(572)	$19	$(591)

 There were no charges or credits recorded in continuing operations during the first nine months of 2014.

3. Earnings Per Share

The following is a reconciliation from basic earnings per share from continuing operations of Schlumberger to diluted earnings per share from continuing operations of Schlumberger:

	(Stated in millions, except per share amounts)
	2014			2013
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Third Quarter
Basic	$1,949	1,294	$1.51	$1,715	1,322	$1.30
Assumed exercise of stock options	—	12		—	7
Unvested restricted stock	—	4		—	4
Diluted	$1,949	1,310	$1.49	$1,715	1,333	$1.29

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Nine Months
Basic	$5,341	1,300	$4.11	$5,137	1,326	$3.87
Assumed exercise of stock options	—	11		—	6
Unvested restricted stock	—	4		—	4
Diluted	$5,341	1,315	$4.07	$5,137	1,336	$3.84

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

	(Stated in millions)
	2014	2013
Third Quarter	1	13
Nine Months	1	13

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

Other

During the first nine months of 2014 and 2013, Schlumberger made certain other acquisitions and investments, for cash payments net of cash acquired, of $556 million and $544 million, respectively.  Additionally, during the first nine months of 2014, Schlumberger issued 2.1 million shares of its common stock, valued at $213 million, in connection with an acquisition.  None of these transactions were significant, individually or in the aggregate.

5. Inventories

A summary of inventories follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2014	2013
Raw materials & field materials	$2,637	$2,539
Work in process	296	261
Finished goods	1,769	1,803
	$4,702	$4,603

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2014	2013
Property, plant & equipment	$37,305	$35,164
Less: Accumulated depreciation	21,496	20,068
	$15,809	$15,096

Depreciation expense charged to income was as follows:

	(Stated in millions)
	2014	2013
Third Quarter	$821	$788
Nine Months	$2,414	$2,324

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2014 was as follows:

(Stated in millions)
Balance at December 31, 2013	$667
Capitalized in period	212
Charged to expense	(128)
Balance at September 30, 2014	$751

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2014 were as follows:

	(Stated in millions)
	Reservoir
	Characterization	Drilling	Production	Total
Balance at December 31, 2013	$3,737	$8,315	$2,654	$14,706
Acquisitions	15	223	321	559
Reallocation	83	(83)	—	—
Impact of changes in exchange rates	(9)	(6)	(7)	(22)
Balance at September 30, 2014	$3,826	$8,449	$2,968	$15,243

9. Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)
	Sept. 30, 2014			Dec. 31, 2013
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Technology/Technical Know-How	$1,960	$681	$1,279	$1,960	$597	$1,363
Tradenames	1,640	301	1,339	1,647	257	1,390
Customer Relationships	2,460	493	1,967	2,263	407	1,856
Other	372	267	105	435	335	100
	$6,432	$1,742	$4,690	$6,305	$1,596	$4,709

Amortization expense charged to income was as follows:

	(Stated in millions)
	2014	2013
Third Quarter	$88	$80
Nine Months	$257	$244

The weighted average amortization period for all intangible assets is approximately 20 years.

Based on the net book value of intangible assets at September 30, 2014, amortization charged to income for the subsequent five years is estimated to be: remainder of 2014—$90 million; 2015—$358 million; 2016—$349 million; 2017—$340 million; 2018—$331 million; and 2019—$320 million.

10. Long-term Debt

A summary of Long-term Debt follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2014	2013
3.30% Senior Notes due 2021	$1,596	$1,596
3.65% Senior Notes due 2023	1,495	1,495
2.75% Guaranteed Notes due 2015	1,273	1,373
1.95% Senior Notes due 2016	1,099	1,099
4.20% Senior Notes due 2021	1,100	1,099
1.25% Senior Notes due 2017	1,000	999
2.40% Senior Notes due 2022	999	999
1.50% Guaranteed Notes due 2019	656	697
2.65% Senior Notes due 2016	500	500
Commercial paper borrowings	1,392	—
Other	516	536
	$11,626	$10,393

The estimated fair value of Schlumberger’s Long-term Debt at September 30, 2014 and December 31, 2013, based on quoted market prices, was $11.9 billion and $10.4 billion, respectively.

Borrowings under the commercial paper program at September 30, 2014 were $1.4 billion, all of which were classified within Long-term debt in the Consolidated Balance Sheet.  At December 31, 2013, borrowings under the commercial paper program were $95 million, all of which were classified within Long-term debt – current portion in the Consolidated Balance Sheet.

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

At September 30, 2014, Schlumberger recognized a cumulative net $50 million loss in Equity relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At September 30, 2014, contracts were outstanding for the US dollar equivalent of $6.2 billion in various foreign currencies, of which $2.5 billion related to hedges of debt denominated in currencies other than the functional currency.

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

At September 30, 2014, Schlumberger had fixed rate debt aggregating $9.1 billion and variable rate debt aggregating $4.0 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $4.1 billion at September 30, 2014, and were comprised primarily of money market funds, eurodollar time deposits, certificates of deposit, commercial paper, euro notes and Eurobonds, and were substantially all denominated in US dollars. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

The fair values of outstanding derivative instruments were as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Sept. 30,	Dec. 31,
	2014	2013
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$3	$98	Other current assets
Foreign exchange contracts	2	24	Other Assets
Interest rate swap	—	27	Other Assets
	$5	$149

Derivatives not designated as hedges:
Foreign exchange contracts	$10	$10	Other current assets
Foreign exchange contracts	—	4	Other Assets
	$10	$14
	$15	$163
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$42	$14	Accounts payable and accrued liabilities
Foreign exchange contracts	83	1	Other Liabilities
Interest rate swap	15	—	Other Liabilities
	$140	$15

Derivatives not designated as hedges:
Foreign exchange contracts	$10	$2	Accounts payable and accrued liabilities

	$150	$17

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2014	2013	2014	2013	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Interest rate swap	$(44)	$—	$(53)	$(2)	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(26)	$31	$(21)	$8	Cost of revenue

The effect of derivative instruments in cash flow hedging relationships on income and Accumulated Other Comprehensive Loss (AOCL) was as follows:

	(Stated in millions)
	Gain (Loss) Reclassified from AOCL into Income
	Third Quarter		Nine Months
	2014	2013	2014	2013	Consolidated Statement of Income Classification
Foreign exchange contracts	$(54)	$33	$(62)	$(8)	Cost of revenue
Foreign exchange contracts	1	(3)	3	(7)	Research & engineering
	$(53)	$30	$(59)	$(15)

	(Stated in millions)
	Gain (Loss) Recognized in AOCL
	Third Quarter		Nine Months
	2014	2013	2014	2013
Foreign exchange contracts	$(151)	$76	$(138)	$(27)

12. Income Tax

Income from continuing operations before taxes which were subject to US and non-US income taxes was as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2014	2013	2014	2013
United States	$522	$494	$1,671	$1,425
Outside United States	1,998	1,737	5,252	5,096
	$2,520	$2,231	$6,923	$6,521

Schlumberger recorded net pretax credits of $572 million during the nine months ended September 30, 2013 ($53 million of charges in the US and $625 million of net credits outside the US). See Note 2 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)
	Sept. 30,	Dec. 31,
	2014	2013
Postretirement benefits	$206	$236
Intangible assets	(1,497)	(1,502)
Investments in non-US subsidiaries	(228)	(282)
Other, net	73	128
	$(1,446)	$(1,420)

The above deferred tax balances at September 30, 2014 and December 31, 2013 were net of valuation allowances relating to net operating losses in certain countries of $234 million and $238 million, respectively.

The components of consolidated Taxes on income were as follows:

	(Stated in millions)
	Third Quarter		Nine Months
	2014	2013	2014	2013
Current:
United States — Federal	$202	$116	$479	$435
United States — State	19	16	38	51
Outside United States	342	313	1,033	859
	$563	$445	$1,550	$1,345
Deferred:
United States — Federal	$(38)	$36	$(27)	$12
United States — State	(4)	2	(2)	(1)
Outside United States	35	26	9	28
Valuation allowance	—	(3)	—	(23)
	$(7)	$61	$(20)	$16
	$556	$506	$1,530	$1,361

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2014	2013	2014	2013
US federal statutory rate	35%	35%	35%	35%
Non-US income taxed at different rates	(12)	(12)	(11)	(12)
Charges and credits (See Note 2)	—	—	—	(2)
Other	(1)	—	(2)	—
	22%	23%	22%	21%

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

14. Segment Information

	(Stated in millions)
	Third Quarter 2014		Third Quarter 2013
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$3,184	$954	$3,289	$988
Drilling	4,821	1,045	4,358	889
Production	4,697	857	4,024	707
Eliminations & other	(56)	(50)	(63)	(88)
Pretax operating income		2,806		2,496
Corporate & other (1)		(210)		(179)
Interest income (2)		8		6
Interest expense (3)		(84)		(92)
	$12,646	$2,520	$11,608	$2,231

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $3 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($6 million in 2014; $6 million in 2013).

	(Stated in millions)
	Nine Months 2014		Nine Months 2013
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$9,131	$2,651	$9,157	$2,629
Drilling	13,804	2,906	12,659	2,413
Production	13,157	2,319	11,708	1,888
Eliminations & other	(153)	(81)	(164)	(190)
Pretax operating income		7,795		6,740
Corporate & other (1)		(628)		(529)
Interest income (2)		23		15
Interest expense (3)		(267)		(277)
Charges and credits (4)		—		572
	$35,939	$6,923	$33,360	$6,521

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($15 million in 2014; $6 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($15 million in 2014; $17 million in 2013).

(4) See Note 2 – Charges and Credits.

15. Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

	(Stated in millions)
	Third Quarter				Nine Months
	2014		2013		2014		2013
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost — benefits earned during period	$19	$38	$19	$28	$54	$98	$60	$95
Interest cost on projected benefit obligation	47	90	38	65	123	218	113	189
Expected return on plan assets	(60)	(143)	(47)	(88)	(156)	(343)	(150)	(288)
Amortization of prior service cost	3	38	3	29	9	90	9	88
Amortization of net loss	17	18	28	43	61	70	91	117
	$26	$41	$41	$77	$91	$133	$123	$201

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

	(Stated in millions)
	Third Quarter		Nine Months
	2014	2013	2014	2013
Service cost — benefits earned during period	$10	$12	$32	$36
Interest cost on accumulated postretirement benefit obligation	15	14	45	42
Expected return on plan assets	(12)	(9)	(33)	(28)
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of net loss	(3)	2	1	17
	$9	$18	$42	$64

16. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
			Pension and	Unrealized
	Currency	Fair Value	Other	Gains on
	Translation	of	Postretirement	Marketable
	Adjustments	Derivatives	Benefit Plans	Securities	Total
Balance, January 1, 2014	$(1,068)	$29	$(1,691)	$176	$(2,554)
Other comprehensive income (loss) before reclassifications	(176)	(138)	—	(132)	(446)
Amounts reclassified from accumulated other comprehensive loss	—	59	228	—	287
Income taxes	—	—	(28)	—	(28)
Net other comprehensive income (loss)	(176)	(79)	200	(132)	(187)
Balance, September 30, 2014	$(1,244)	$(50)	$(1,491)	$44	$(2,741)

	(Stated in millions)
			Pension and	Unrealized
	Currency	Fair Value	Other	Gains on
	Translation	of	Postretirement	Marketable
	Adjustments	Derivatives	Benefit Plans	Securities	Total
Balance, January 1, 2013	$(918)	$30	$(3,141)	$141	$(3,888)
Other comprehensive income (loss) before reclassifications	(139)	(27)	(23)	58	(131)
Amounts reclassified from accumulated other comprehensive loss	—	15	318	—	333
Income taxes	—	—	(40)	—	(40)
Net other comprehensive income (loss)	(139)	(12)	255	58	162
Balance, September 30, 2013	$(1,057)	$18	$(2,886)	$199	$(3,726)

17. Discontinued Operations

During the second quarter of 2013, Schlumberger completed the wind down of its operations in Iran and has classified the historical results of this business as a discontinued operation.

The following table summarizes the results of this discontinued operation:

(Stated in millions)
	Nine Months
	2014	2013
Revenue	$—	$102
Loss before taxes	$(205)	$(63)
Tax expense	—	(6)
Loss from discontinued operations	$(205)	$(69)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2014 Compared to Second Quarter 2014

Product Groups

	(Stated in millions)
	Third Quarter 2014		Second Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$3,184	$954	$3,095	$918
Drilling	4,821	1,045	4,653	981
Production	4,697	857	4,344	725
Eliminations & other	(56)	(50)	(38)	(3)
Pretax operating income		2,806		2,621
Corporate & other (1)		(210)		(216)
Interest income (2)		8		8
Interest expense (3)		(84)		(86)
	$12,646	$2,520	$12,054	$2,327

Geographic Areas

	(Stated in millions)
	Third Quarter 2014		Second Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$4,255	$825	$3,888	$700
Latin America	2,036	446	1,852	393
Europe/CIS/Africa	3,303	774	3,268	723
Middle East & Asia	2,970	820	2,966	826
Eliminations & other	82	(59)	80	(21)
Pretax operating income		2,806		2,621
Corporate & other (1)		(210)		(216)
Interest income (2)		8		8
Interest expense (3)		(84)		(86)
	$12,646	$2,520	$12,054	$2,327

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in the third quarter 2014; $5million in the second quarter in 2014).

(3) Interest expense excludes amounts which are included in the segments’ income ($6 million in the third quarter 2014; $4 million in the second quarter 2014).

Third-quarter revenue of $12.6 billion increased 5% sequentially with International Areas revenue of $8.3 billion growing $222 million, or 3% sequentially, while North America Area revenue of $4.3 billion increased $367 million, or 9%, sequentially.

Third-quarter pretax operating income of $2.8 billion increased 7% sequentially. Pretax operating margin increased by 45 basis points (bps) to 22.2%, as North America pretax operating margin increased 137 bps, to 19.4%,  and International Areas pretax operating margin increased by 55 bps, to 24.6%.

North America Area revenue of $4.3 billion increased 9% sequentially, with offshore revenue up 12% and land revenue increasing 9%.  Higher offshore revenue was driven by higher summer activity in Eastern Canada and market share gains in drilling services in the US Gulf of Mexico.  Land revenue increased as Western Canada land revenue rebounded strongly from the seasonal spring break-up while US land revenue continued to grow on increased stage counts and improving logistics.  These sequential increases, however, were slightly muted by weather-related activity disruption from flooding in some basins and from loop currents in the US Gulf of Mexico.  Recent investments in the Artificial Lift business to capture market share and promote inorganic growth also contributed to the sequential increase.

North America pretax operating margin increased 137 bps sequentially, to 19.4%, as Western Canada recovered following the previous quarter’s seasonal spring break-up and as the US land market continued to make efficiency gains, increased penetration of new technology, and improved recovery of logistical costs. North America offshore operating margin improved with market share gains and technology uptake.  Margin expansion overall, however, was tempered by adverse weather and offshore loop currents.

Latin America Area led the sequential international increase with revenue of $2.0 billion, growing 10% as Mexico rebounded with robust Integrated Project Management (IPM) work and strong deepwater drilling activity, while higher revenues were posted across all Groups in Venezuela, Argentina, Colombia, and Brazil.

Europe/CIS/Africa Area revenue of $3.3 billion grew 1% sequentially from significantly increased exploration work in Angola, the start of new projects in Congo and Equatorial Guinea, increased software sales in the UK, and peak summer drilling and exploration activity in Russia and Central Asia.  Revenue growth in Russia, however, was tempered by a cautious investment climate that delayed certain projects and spending by some customers following sanctions by the European Union and the United States.  Norway revenue declined as seismic and drilling activity wound down after the peak activity of the second quarter.

Middle East & Asia Area revenue of $3.0 billion was flat sequentially as strong offshore exploration activity in Saudi Arabia, increased drilling and market share gains in Oman, and higher WesternGeco marine survey work in Brunei were offset by a decrease in Iraq revenue due to a severe slowdown in operations in Kurdistan in response to growing unrest.  India also declined following project completions.

Sequentially, International Areas pretax operating margin of 24.6% increased 55 bps.  Europe/CIS/Africa pretax operating margin increased by 132 bps to 23.4%, Latin America grew 72 bps, to 21.9%, while Middle East & Asia margin of 27.6% was essentially flat with the previous quarter.

The expansion in International Areas pretax operating margin was due to the seasonal activity rebound in Russia and Central Asia combined with strong exploration results in Sub-Saharan Africa and in the Middle East GeoMarkets, higher-margin software sales in the North Sea GeoMarkets, and robust activity across the Latin America Area. The effect, however, was limited during the quarter by sanction-compliance-related costs in Russia, and the severe operational slowdown in Kurdistan.

Reservoir Characterization Group

Third-quarter revenue of $3.2 billion increased 3% sequentially.  Pretax operating income of $954 million was 4% higher sequentially.

The sequential increase in revenue was driven primarily by higher use of Testing Services technologies as a result of strong exploration activity in Brazil as well as in a number of other GeoMarkets. WesternGeco revenue also increased sequentially through improved global marine vessel activity leading to higher asset utilization during the quarter. In addition, Schlumberger Information Solutions (SIS) posted higher software sales, mainly in the UK.  These increases, however, were partially offset by sequentially lower PetroTechnical Services multiclient seismic sales.

Pretax operating margin of 30% was 29 bps higher sequentially reflecting higher WesternGeco vessel utilization, robust high-margin software sales, and stronger Testing Services activity.

Drilling Group

Third-quarter revenue of $4.8 billion was up 4% sequentially. Pretax operating income of $1.0 billion was 7% higher sequentially.

Sequentially, revenue increased primarily on strong Drilling & Measurements deepwater activity in Mexico, Russia, and offshore North America. IPM also increased on robust project activity in Mexico. Full-quarter rig revenue from the May 2014 acquisition of Saxon Energy Services (Saxon) also contributed to sequential growth.

Sequentially, pretax operating margin grew 60 bps, to 21.7% reflecting improved profitability in Drilling & Measurements driven by stronger activity and a more favorable geographical and technology mix.  Improved efficiency on IPM projects in the Latin America Area continued to contribute to the Group’s expanding margins.

Production Group

Third-quarter revenue of $4.7 billion increased 8% sequentially. Pretax operating income of $857 million increased 18% sequentially.  The strong rebound from the seasonal spring break-up in Western Canada accounted for the majority of the sequential increase in Well Services, although a significant proportion came from increased stage count in the US land market as well as from improving logistics.  Strong sales of Completions products in the Latin America and Middle East & Asia Areas, and expanding Artificial Lift product sales in North America also contributed to sequential growth.

Pretax operating margin of 18.3% increased 158 bps sequentially, reflecting improved profitability in Well Services as Western Canada recovered from the previous quarter’s seasonal spring break-up; and as the US land market continued to expand on improving efficiency, better utilization, and recovery of logistical costs.

Third Quarter 2014 Compared to Third Quarter 2013

Product Groups

	(Stated in millions)
	Third Quarter 2014		Third Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$3,184	$954	$3,289	$988
Drilling	4,821	1,045	4,358	889
Production	4,697	857	4,024	707
Eliminations & other	(56)	(50)	(63)	(88)
Pretax operating income		2,806		2,496
Corporate & other (1)		(210)		(179)
Interest income (2)		8		6
Interest expense (3)		(84)		(92)
	$12,646	$2,520	$11,608	$2,231

Geographic Areas

	(Stated in millions)
	Third Quarter 2014		Third Quarter 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$4,255	$825	$3,602	$730
Latin America	2,036	446	1,934	399
Europe/CIS/Africa	3,303	774	3,185	714
Middle East & Asia	2,970	820	2,794	730
Eliminations & other	82	(59)	93	(77)
Pretax operating income		2,806		2,496
Corporate & other (1)		(210)		(179)
Interest income (2)		8		6
Interest expense (3)		(84)		(92)
	$12,646	$2,520	$11,608	$2,231

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2014; $3 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($5 million in 2014; $6 million in 2013).

Third-quarter 2014 revenue of $12.6 billion was 9% higher than the same period last year with International Areas revenue of $8.3 billion increasing 5% and North America Area revenue of $4.3 billion growing 18%.

Internationally, higher activities in a number of GeoMarkets, both offshore and in key land markets, contributed to the increase.  The increase was led by the Middle East & Asia Area which increased 6%, mainly from robust results in Saudi Arabia, Australia and the United Arab Emirates.  Europe/CIS/Africa Area increased 4%, led by the Sub-Saharan Africa region on strong development and exploration activities, particularly in the Central West Africa and Angola GeoMarkets.  Latin America Area increased 5% mainly on strong activities in Argentina, Ecuador and Venezuela, partially offset by lower activity and pricing in Brazil.

North America revenue increased 18% due mainly to land revenue which was up 25%, while offshore revenue was down 1%.  The increase in land revenue was driven by market share gains in pressure pumping, artificial lift and drilling services.   The decrease in offshore revenue resulted from lower multiclient seismic sales.

Third-quarter 2014 pretax operating income of $2.8 billion grew $310 million, or 12%, versus the same period last year with International Areas pretax operating income of $2 billion increasing 11% and North America pretax operating income of $825 million increasing 13%.

Third-quarter 2014 pretax operating margin of 22.2% increased 68 bps as International pretax operating margin expanded 127 bps, to 24.6%, while North America pretax operating margin contracted 89 bps, to 19.4%.  The expansion in International margins was due to increased high-margin exploration activities, market share gains, growth in accretive integration-related activities and premium pricing on new technology introductions.  The North America margin contraction was due to higher cost inflation for labor, sand and transportation.

Reservoir Characterization Group

Third-quarter 2014 revenue of $3.2 billion was 3% lower than the same period last year due to reduced multiclient sales and lower WesternGeco marine acquisition surveys.

Year-on-year, pretax operating margin was flat at 30% with higher-margin exploration activities benefiting Wireline Technologies and Testing Services and higher margin software sales being offset by lower profitability from reduced multiclient sales by PetroTechnical Services.

Drilling Group

Third-quarter 2014 revenue of $4.8 billion was 11% higher than the previous year primarily due to robust demand for Drilling & Measurements services and M-I SWACO technologies as activity strengthened in the North America, Latin America and Middle East & Asia Areas.  Rig revenue from Saxon also contributed to the year-on-year growth.

Year-on-year, pretax operating margin increased 128 bps, to 21.7%, primarily due to the Drilling & Measurements revenue growth which benefited from higher-margin drilling and exploration activities in the North America offshore and in the international markets.

Production Group

Third-quarter 2014 revenue of $4.7 billion increased 17% year-on-year mostly from Well Services pressure pumping technologies driven by market share gains, improvements in operational efficiency as well as introduction of new technologies.  Revenue also grew in the group from the expanding Artificial Lift business.

Year-on-year, pretax operating margin increased 67 bps, to 18.3%, mainly due to improved profitability for Well Services, and Well Intervention, particularly in the International Areas.  This increase, however, was offset in part by the decrease in margins in North America due to pressure pumping commodity inflation.

Nine Months 2014 Compared to Nine Months 2013

Product Groups

	(Stated in millions)
	Nine Months 2014		Nine Months 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$9,131	$2,651	$9,157	$2,629
Drilling	13,804	2,906	12,659	2,413
Production	13,157	2,319	11,708	1,888
Eliminations & other	(153)	(81)	(164)	(190)
Pretax operating income		7,795		6,740
Corporate & other (1)		(628)		(529)
Interest income (2)		23		15
Interest expense (3)		(267)		(277)
Charges and credits (4)		—		572
	$35,939	$6,923	$33,360	$6,521

Geographic Areas

	(Stated in millions)
	Nine Months 2014		Nine Months 2013
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$11,827	$2,208	$10,249	$2,019
Latin America	5,646	1,210	5,752	1,164
Europe/CIS/Africa	9,452	2,082	9,186	1,867
Middle East & Asia	8,781	2,396	7,844	1,931
Eliminations & other	233	(101)	329	(241)
Pretax operating income		7,795		6,740
Corporate & other (1)		(628)		(529)
Interest income (2)		23		15
Interest expense (3)		(267)		(277)
Charges and credits (4)		—		572
	$35,939	$6,923	$33,360	$6,521

(1) Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($15 million in 2014; $6 million in 2013).

(3) Interest expense excludes amounts which are included in the segments’ income ($15 million in 2014; $17 million in 2013).

(4) See Note 2 – Charges and Credits in the Consolidated Financial Statements.

Nine-month 2014 revenue of $35.9 billion grew $2.6 billion, or 8%, versus the same period last year with International Areas revenue of $23.9 billion increasing $1.1 billion, or 5%, and North America Area revenue of $11.8 billion growing $1.6 billion, or 15%.

Internationally, higher activities in a number of GeoMarkets, both offshore and in key land markets, contributed to the increase.  The increase was led by the Middle East & Asia Area which increased 12%, mainly from robust drilling and exploration results in Saudi Arabia, Australia, the United Arab Emirates and in a number of GeoMarkets in Southeast Asia.  Europe/CIS/Africa Area increased 3%, led by the Sub-Saharan Africa region on strong development and exploration activities, particularly in Central West Africa, Angola and Continental Europe GeoMarkets.  Norway also experienced strong growth driven by market share gains and higher rig-related services for a number of customers.  The Latin America Area, however, decreased 2% primarily as a result of lower activity and pricing in Brazil and Mexico, partially offset by strong activity in Argentina and Ecuador.

North America revenue increased 15% due mainly to land revenue which was up 21%, while offshore revenue was down 2%.  The increase in land revenue was driven by market share gains in pressure pumping, artificial lift and drilling services.   The pressure pumping growth was augmented by improvements in operational efficiency and introduction of new technologies.  The decrease in offshore revenue was attributable to lower drilling and exploration activities, due to a series of operational delays which impacted several product lines earlier in the year combined with lower multiclient sales.

Year-to-date 2014 pretax operating income of $7.8 billion grew $1.1 billion, or 16%, versus the same period last year with International Areas pretax operating income of $5.7 billion increasing 15% and North America pretax operating income of $2.2 billion increasing 9%.

Year-to-date 2014 pretax operating margin of 21.7% expanded 149 bps versus the same period last year, as International Areas pretax operating margin expanded 204 bps, to 23.8%, while North America pretax operating margin contracted 104 bps, to 18.7%.  The increase in International Areas margins was due to increased high-margin exploration activities, market share gains, growth in accretive integration-related activities and premium in effective pricing on new technology introductions.  The North America margin contraction reflected pressure pumping commodity inflation.

Reservoir Characterization Group

Nine-month 2014 revenue of $9.1 billion was essentially flat compared to the same period last year.  Testing Services revenue increased from higher offshore exploration and increased SIS software sales across all international areas were offset by lower WesternGeco marine vessel utilization and reduced multiclient seismic sales.

Year-on-year, pretax operating margin increased 32 bps, to 29.0%, largely due to the higher-margin exploration activities that benefited Wireline Technologies and Testing Services.  Higher margin software sales also contributed to the improvement.  However, these increases were partially offset by lower profitability in WesternGeco due to lower vessel utilization and lower PetroTechnical Services multiclient seismic sales.

Drilling Group

Nine-month 2014 revenue of $13.8 billion was 9% higher than the previous year, primarily due to the robust demand for Drilling & Measurements services and M-I SWACO technologies as activity strengthened in the North America and Middle East & Asia Areas.  Rig revenue from the acquisition of Saxon also contributed to the growth.

Year-on-year, pretax operating margin increased 199 bps, to 21.1%, primarily due to the increase in higher-margin activities of Drilling & Measurements that benefited from higher-margin exploration activities in the North America offshore and international markets.  Improved profitability on Integrated Project Management activities also contributed to the margin increase.

Production Group

Nine-month 2014 revenue of $13.2 billion increased 12% year-on-year, mostly from Well Services pressure pumping technologies driven by market share gains, improvements in operational efficiency as well as introduction of new technologies.  Schlumberger Production Management (SPM) revenue grew as projects in Latin America continued to progress ahead of work plans.  Revenue from the expanding Artificial Lift business also contributed to the year-on-year growth.

Year-on-year, pretax operating margin increased 150 bps, to 17.6%, mainly on improved profitability for Well Services, Completions and Well Intervention, particularly in the International Areas.  SPM activities also contributed to the margin expansion.  However, these increases were offset by the decrease in margins in North America due to pressure pumping commodity inflation.

INTEREST & OTHER INCOME

Interest & other income consisted of the following for the third quarter and nine months ended September 30, 2014 and 2013:

	(Stated in millions)
	Third Quarter		Nine Months
	2014	2013	2014	2013
Equity in net earnings of affiliated companies	$66	$34	$182	$84
Interest income	13	9	38	21
	$79	$43	$220	$105

OTHER

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2014 and 2013 were as follows:

	Third Quarter		Nine Months
	2014	2013	2014	2013
Research & engineering	2.4%	2.5%	2.5%	2.6%
General & administrative	1.0%	0.9%	1.0%	0.9%

The effective tax rate for the third quarter of 2014 was 22.1% compared to 22.7% for the same period of 2013.

The effective tax rate for the nine months ended September 30, 2014 was 22.1% compared to 20.9% for the same period of the prior year.  The effective tax rate for the nine months ended September 30, 2013 was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements.  Excluding the impact of the charges and credits, the effective tax rate for the nine months ended September 30, 2013 was 23.2%.  The decrease in the effective tax rate, excluding the impact of charges and credits, for the nine months ended September 30, 2014, as compared to the same period last year, was primarily attributable to the change in the geographic mix of earnings.

CHARGES AND CREDITS

Schlumberger recorded the following charges and credits in continuing operations during the first nine months of 2013.  These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)
	Pretax	Tax	Net	Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairment & Other
Currency devaluation loss in Venezuela	92	—	92	Impairment & Other
	$(572)	$19	$(591)

There were no charges or credits recorded during the third quarter of 2013 or the first nine months of 2014.

NET DEBT

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

	(Stated in millions)
	Nine Months ended Sept. 30,
	2014	2013
Income from continuing operations	$5,393	$5,160
Gain on formation of OneSubsea	—	(1,028)
Impairment of equity method investments and currency devaluation loss in Venezuela	—	456
Depreciation and amortization (1)	3,029	2,891
Pension and other postretirement benefits expense	266	388
Stock-based compensation expense	246	255
Pension and other postretirement benefits funding	(318)	(468)
Increase in working capital	(991)	(1,079)
Other	(343)	(4)
Cash flow from operations	7,282	6,571
Capital expenditures	(2,766)	(2,753)
SPM investments	(569)	(633)
Multiclient seismic data capitalized	(212)	(300)
Free cash flow (2)	3,735	2,885
Stock repurchase program	(3,582)	(1,526)
Dividends paid	(1,451)	(1,196)
Proceeds from employee stock plans	795	415
	(503)	578
Business acquisitions and investments, net of cash acquired and debt assumed	(1,049)	(1,144)
Other	150	61
Increase in Net Debt	(1,402)	(505)
Net Debt, Beginning of period	(4,443)	(5,111)
Net Debt, End of period	$(5,845)	$(5,616)
(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
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

	(Stated in millions)
	Sept. 30,	Sept. 30,	Dec. 31,
Components of Net Debt	2014	2013	2013
Cash	$3,118	$3,149	$3,472
Short-term investments	3,641	3,286	4,898
Fixed income investments, held to maturity	473	363	363
Long-term debt – current portion	(27)	(1,876)	(1,819)
Short-term borrowings	(1,424)	(622)	(964)
Long-term debt	(11,626)	(9,916)	(10,393)
	$(5,845)	$(5,616)	$(4,443)

Key liquidity events during the first nine months of 2014 and 2013 included:

•	During the second quarter of 2013, Schlumberger paid Cameron $600 million in connection with the formation of the OneSubsea joint venture.
•

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. This program was completed during the third quarter of 2013.

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. Schlumberger had repurchased $5.3 billion of shares under this new share repurchase program as of September 30, 2014. Schlumberger has decided to accelerate this share repurchase program with the aim of completing it in 2.5 years as compared to the original target of 5 years.

The following table summarizes the activity, during the nine months ended September 30, under this share repurchase program during 2014 and 2013:

	(Stated in millions, except per share amounts)
	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2014	$3,582	35.4	$101.18
Nine months ended September 30, 2013	$1,526	19.4	$78.61
•

Cash flow provided from operations was $7.3 billion in the first nine months of 2014 compared to $6.6 billion in the first nine months of 2013, largely reflecting the increase in income from continuing operations, excluding the impact of non-cash charges and credits.

•

Capital expenditures were $2.8 billion during both the first nine months of 2014 and 2013. Capital expenditures for full-year 2014 are expected to be approximately $3.8 billion, as compared to expenditures of $3.9 billion in 2013.

At times in recent years, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries. At September 30, 2014, only five of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance of which only one, the United States, represented greater than 10%.

As of September 30, 2014, Schlumberger had $6.8 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $3.9 billion with commercial banks, of which $2.5 billion was available and unused as of September 30, 2014. The $3.9 billion of committed debt facility agreements included $3.5 billion of committed facilities which support a commercial paper program in Europe. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper program at September 30, 2014 were $1.4 billion.

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

Schlumberger’s residual transactions or dealings with the government of Iran in the quarter consisted of payments of taxes and other typical governmental charges.  Two non-U.S. subsidiaries of Schlumberger have depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”) and at Bank Tejarat (“Tejarat”) in Tehran for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran.  One non-U.S. subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes and utilities.  Schlumberger anticipates that it will discontinue its dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in Venezuelan bolivares fuertes.  For financial reporting purposes, such local currency transactions are remeasured into US dollars at the official exchange rate, which was fixed at 6.3 Venezuelan bolivares fuertes to the US dollar for most of 2013.

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan bolivares fuertes per US dollar, there are now two other legal exchange rates (approximately 12 and 50 Venezuelan bolivares fuertes, respectively, to the US dollar as of September 30, 2014) that may be obtained via different exchange rate mechanisms.  During the first nine months of 2014, Schlumberger continued to remeasure local currency transactions and balances into US dollars at the official exchange rate of 6.3.

At September 30, 2014, Schlumberger had approximately $460 million of net monetary assets denominated in Venezuelan bolivares fuertes.  In the event of a devaluation of the official exchange rate or if Schlumberger were to determine that it is more appropriate to utilize one of the other legal exchange rates for financial reporting purposes, it would result in Schlumberger recording a devaluation charge in its Consolidated Statement of Income.  Going forward, any devaluation in Venezuela will result in a reduction in the US dollar reported amount of local currency denominated revenues, expenses and, consequently, income before taxes.  For example, if Schlumberger had applied an exchange rate of 50 Venezuelan bolivares fuertes to the US dollar throughout the first nine months of 2014, it would have reduced Schlumberger’s earnings by approximately $0.06 per share.  Had Schlumberger changed to this exchange rate on September 30, 2014, it would have resulted in a one-time devaluation charge of $400 million ($0.31 per share).

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world, including in Russia and the Ukraine; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our third-quarter 2014 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2014 was as follows:

	(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2014	3,477.0	$110.49	3,477.0	$5,825,115
August 1 through August 31, 2014	2,502.0	$108.90	2,502.0	$5,552,655
September 1 through September 30, 2014	7,936.5	$107.35	7,936.5	$4,700,657
	13,915.5	$108.41	13,915.5

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	October 22, 2014	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory