Form 10-K
period 2014-12-31
SCHLUMBERGER LTD /NV/
filed 2015-01-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-4601

Schlumberger N.V.

(Schlumberger Limited)

(Exact name of registrant as specified in its charter)

Curaçao	52-0684746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

42, rue Saint-Dominique Paris, France	75007

5599 San Felipe, 17th Floor Houston, Texas, United States of America	77056

62 Buckingham Gate, London, United Kingdom	SW1E 6AJ

Parkstraat 83, The Hague, The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is: (713) 513-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange Euronext Paris The London Stock Exchange SIX Swiss Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of June 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $152.9 billion.

As of December 31, 2014, the number of shares of common stock outstanding was 1,275,312,404.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Schlumberger’s definitive proxy statement for its 2015 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014 (the “2015 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, Schlumberger today provides the industry’s widest range of products and services from exploration through production. As of December 31, 2014, the Company employed approximately 120,000 people of over 140 nationalities operating in approximately 85 countries. Schlumberger has principal executive offices in Paris, Houston, London and The Hague.

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
•

Schlumberger Information Solutions sells proprietary software and provides consulting, information management and IT infrastructure services that support core oil and gas industry operational processes.

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

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, Drilling Tools & Remedial, Saxon Rig Services and Integrated Project Management well construction projects.

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

•	Saxon Rig Services provides land drilling and related support services.

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Well Intervention, Water Services and Schlumberger Production Management field production projects.

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
•

Artificial Lift provides production equipment and optimization services using electrical submersible pumps, gas lift equipment, rod lift systems, progressing cavity pumps and surface horizontal pumping systems.

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

IPM projects are typically of multiyear duration and include start-up costs and significant third-party components that cover services Schlumberger does not provide directly.  Projects may be fixed price in nature and may contain penalties for non-performance.

SPM commercial arrangements create alignment between Schlumberger and the asset holder and/or the operator whereby Schlumberger receives remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of Schlumberger’s customers’ assets under long-term agreements.  Schlumberger will invest its own services and products, and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products.  Instead, Schlumberger is generally compensated based upon cash flow generated or on a fee-per-barrel basis for any incremental production Schlumberger helps deliver above a mutually agreed baseline.

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

Schlumberger primarily uses its own personnel to market its offerings. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service and price differentiation are the principal methods of competition, which varies geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing geophysical services, wireline logging, well testing, drilling and completion fluids, solids and waste management, coiled-tubing, drill bits, measurement-while-drilling, logging-while-drilling, directional drilling services and mud logging. A large proportion of Schlumberger offerings is non-rig related; consequently, revenue does not necessarily correlate to the rig count.

GENERAL

Intellectual Property

Schlumberger owns and controls a variety of intellectual property, including but not limited to patents, proprietary information and software tools and applications that, in the aggregate, are material to Schlumberger’s business. While Schlumberger seeks and holds numerous patents covering various products and processes, no particular patent or group of patents is considered material to Schlumberger’s business.

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of oilfield services. For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions which typically result in temporarily reduced levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns for multiclient data, software and other oilfield services and products generally result in higher activity in the fourth quarter of each year as clients seek to utilize their annual budgets.

Customers and Backlog of Orders

For the year ended December 31, 2014, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, Schlumberger has no significant backlog due to the nature of its businesses. The WesternGeco backlog, which is based on signed contracts with customers, was $0.7 billion at December 31, 2014 ($0.9 billion at December 31, 2013).

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2014, 2013 and 2012 is provided in Note 17 of the Consolidated Financial Statements.

Executive Officers of Schlumberger

The following table sets forth, as of January 29, 2015, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience
Paal Kibsgaard	47	Chief Executive Officer, since August 2011; Director since April 2011; Chief Operating Officer, February 2010 to July 2011; President Reservoir Characterization Group, May 2009 to February 2010.

Simon Ayat	60	Executive Vice President and Chief Financial Officer, since March 2007.

Alexander Juden	54	Secretary and General Counsel, since April 2009.

Ashok Belani	56

Executive Vice President, Technology, since January 2011; President, Reservoir Characterization Group, February 2010 to August 2011; Vice President and Chief Technology Officer, April 2006 to February 2010.

Jean-Francois Poupeau	53	Executive Vice President Corporate Development and Communications, since June 2012; President, Drilling Group, May 2010 to June 2012; President, Drilling & Measurements, July 2007 to April 2010.

Khaled Al Mogharbel	44	President, Drilling Group, since July 2013; President, Middle East, August 2011 to June 2013; Project – Gulfsands Petroleum – Syria, July 2009 to July 2011.

Stephane Biguet	46

Vice President Controller, Operations & Integration, since November  2013; Vice President, Global Shared Services Organization, August 2011 to October 2013; Mergers and Acquisitions Director, February 2011 to July 2011; Controller, Reservoir Characterization Group, October 2008 to July 2011.

Mark Danton	58	Vice President – Director of Taxes, since January 1999.

Simon Farrant	50

Vice President, Investor Relations, since February 2014; Special Projects Manager, October 2013 to January 2014; GeoMarket Manager, North Sea, April 2012 to September 2013; Integration Manager, Smith Merger, April 2010 to April 2012; Portfolio Manager, Mergers & Acquisitions, July 2004 to March 2010.

Sherif Foda	45	President, Production Group, since July 2013; President, Europe and Africa, June 2011 to June 2013; Saudi Arabia and Bahrain GeoMarket Manager, June 2009 to June 2011.

Aaron Gatt Floridia	46	President, Reservoir Characterization Group, since August 2011; President Middle East, May 2009 to July 2011.

Howard Guild	43	Chief Accounting Officer, since July 2005.

Imran Kizilbash	48

Vice President and Treasurer, since November 2013; Controller, Operations & Integration, July 2013 to October 2013; Controller, Operations, January 2011 to June 2013; Controller, Schlumberger Limited, May 2009 to January 2011.

Gerard Martellozo	59

Vice President Human Resources, since June 2014; Senior Advisor to the CEO, August 2012 to May 2014; Human Resources Manager, Drilling Group, May 2010 to July 2012; Human Resources Manager, Reservoir Characterization Group, May 2009 to April 2010.

Patrick Schorn	46	President, Operations and Integration, since July 2013; President, Production Group, January 2011 to June 2013; President Well Services, May 2008 to January 2011.

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

Item 1A. Risk Factors.

The following discussion of risk factors known to us contains important information for the understanding of our “forward-looking statements,” which are discussed immediately following Item 7A. of this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included in this Form 10-K.

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

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

●	demand for hydrocarbons, which is affected by general economic and business conditions;
●	the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;
●	oil and gas production levels by non-OPEC countries;
●	the level of excess production capacity;
●	political and economic uncertainty and geopolitical unrest;
●	the level of worldwide oil and gas exploration and production activity;
●	access to potential resources;
●	governmental policies and subsidies;
●	the costs of exploring for, producing and delivering oil and gas;
●	technological advances affecting energy consumption; and
●	weather conditions.

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

Our non-United States operations accounted for approximately 71% of our consolidated revenue in 2014, 73% in 2013 and 72% in 2012. Operations in countries other than the United States are subject to various risks, including:

●	political and economic conditions in certain areas;
●	exposure to possible expropriation of our assets or other governmental actions;
●	social unrest, acts of terrorism, war or other armed conflict;
●	confiscatory taxation or other adverse tax policies;
●	deprivation of contract rights;
●	trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;

●	restrictions under the United States Foreign Corrupt Practices Act or similar legislation in other countries;
●	restrictions on the repatriation of income or capital;
●	currency exchange controls;
●	inflation; and
●	currency exchange rate fluctuations and devaluations.

During the fourth quarter of 2014, Schlumberger completed the wind down of its operations in the Republic of Sudan.

As previously disclosed, during the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran. Prior to this, certain non-US subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”). Schlumberger has reclassified the results of this business as a discontinued operation. All prior periods have been restated accordingly.

Schlumberger’s residual transactions or dealings with the government of Iran during 2014 consisted of payments of taxes and other typical governmental charges. Two non-US subsidiaries of Schlumberger maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes and utilities. Schlumberger anticipates that it will discontinue its dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials, chemicals and explosives and to environmental protection, including laws and regulations governing air emissions, hydraulic fracturing, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

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

The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks. Our offerings involve production-related activities, radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving these services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

Demand for our products and services could be reduced by changes in governmental regulations or in the law.

Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as government initiatives to conserve energy or promote the use of alternative energy sources, may significantly curtail demand for and production of fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services. This may, in turn, adversely affect our financial condition, results of operations and cash flows.

Some international, national, state and local governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing. Hydraulic fracturing is a stimulation treatment routinely performed on oil and gas wells in low-permeability reservoirs. Specially engineered fluids are pumped at high pressure and rate into the reservoir interval to be treated, causing cracks in the target formation. Proppant, such as sand of a particular size, is mixed with the treatment fluid to keep the cracks open when the treatment is complete. Future hydraulic fracturing-related legislation or regulations could limit or ban hydraulic fracturing, or lead to operational delays and increased costs, and therefore reduce demand for our pressure pumping services. If such additional international, national, state or local legislation or regulations are enacted, it could adversely affect our financial condition, results of operations and cash flows.

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

Cyber attacks could affect our business.

If our systems for protecting against cybersecurity risks are circumvented or breached, this could result in the loss of our intellectual property or other proprietary information, including customer data, and disruption of our business operations.

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

The following sets forth Schlumberger’s principal owned or leased facilities:

Beijing, China; Clamart, France; Mumbai, India; Fuchinobe, Japan; Oslo and Stavanger, Norway; Singapore; Abingdon, Cambridge, Gatwick and Stonehouse, United Kingdom; Moscow, Russia; and within the United States: Boston, Massachusetts; Houston, Katy, Rosharon and Sugar Land, Texas; Battle Mountain, Nevada; Greybull, Wyoming and Florence, Kentucky.

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

PART II

Item 5. Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2014, there were 21,348 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB,” although it is traded on other exchanges in and outside the United States, including the Euronext Paris, the London Stock Exchange and the SIX Swiss Exchange.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2014 and 2013, were as follows:

	Price Range		Dividends Declared
	High	Low
2014
QUARTERS
First	$98.45	$85.77	$0.4000
Second	118.13	96.66	0.4000
Third	118.76	100.30	0.4000
Fourth	102.40	78.47	0.4000

2013
QUARTERS
First	$82.00	$70.12	$0.3125
Second	77.84	69.08	0.3125
Third	89.72	71.84	0.3125
Fourth	94.91	84.91	0.3125

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.

The following graph compares the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500 Index) and the cumulative total return on the Philadelphia Oil Service Index (OSX) over the five-year period ended December 31, 2014. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of five-year cumulative total return among

Schlumberger common stock, the S&P 500 Index and the

Philadelphia Oil Service Index (OSX)

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
$0
Dec09
Dec10
Dec11
Dec12
Dec13
Dec14
Schlumberger Ltd
S&P 500 Index
Philadelphia Oil Service Index (OSX)

Assumes $100 invested on December 31, 2009 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index (OSX) and reinvestment of dividends on the last day of the month of payment.

Share Repurchases

On July 18, 2013, the Schlumberger Board of Directors approved a $10 billion share repurchase program for Schlumberger common stock, to be completed at the latest by June 30, 2018. Schlumberger is accelerating this share repurchase program with the aim of completing it in 2.5 years as compared to the original target of 5 years.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2014 was as follows:

			(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2014	3,720.5	$95.68	3,720.5	$4,344,679
November 1 through November 30, 2014	2,529.6	$96.52	2,529.6	$4,100,530
December 1 through December 31, 2014	5,891.7	$84.07	5,891.7	$3,605,238
	12,141.8	$90.22	12,141.8

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

	(Stated in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue	$48,580	$45,266	$41,731	$36,579	$26,280
Income from continuing operations	$5,643	$6,801	$5,230	$4,516	$4,048
Diluted earnings per share from continuing operations	$4.31	$5.10	$3.91	$3.32	$3.21
Working capital	$10,518	$12,700	$11,788	$10,001	$7,233
Total assets	$66,904	$67,100	$61,547	$55,201	$51,767
Net debt (1)	$5,387	$4,443	$5,111	$4,850	$2,638
Long-term debt	$10,565	$10,393	$9,509	$8,556	$5,517
Schlumberger stockholders’ equity	$37,850	$39,469	$34,751	$31,263	$31,226
Cash dividends declared per share	$1.60	$1.25	$1.10	$1.00	$0.84
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

Executive Overview

Revenue for 2014 reached a record $48.6 billion, up 7% and growing for the fifth consecutive year. In North America, revenue surged by $2.3 billion, or 16%, driven by strong activity both on land and offshore as well as by the penetration of innovative hydraulic stimulation technologies. International revenue increased by $1.2 billion, or 4%, on significant strength in the Middle East & Asia, despite considerable headwinds in the face of activity challenges, geopolitical unrest, falling oil prices and international sanctions elsewhere.

Oil markets remained relatively well-balanced during 2014 as increasing global production capacity almost matched increasing demand. Yet, after more than three years of remarkable stability, oil prices declined dramatically by more than 40% late in the year to end at their lowest levels since 2009. However, unlike the 2009 decline which was triggered by a global economic recession, the 2014 decline resulted from a higher market supply of oil that became increasingly evident as North American tight oil production continued to grow and OPEC shifted focus from protecting oil prices to protecting market share. At the same time, production recovered in countries that had suffered degrees of geopolitical disturbance, and the US dollar strengthened to further weaken overall commodity prices.

In natural gas markets, US prices reached multiyear highs in February 2014 on exceptionally cold weather and risks of local supply shortages. Storage, however, returned to historical average levels at the end of 2014 as sustained production growth in the Marcellus play and increasing associated gas production in US tight oil plays more than offset the impact of low activity levels in other unconventional plays. Overall, these increasing supplies more than met growing demand. Internationally, natural gas prices eased broadly in 2014 on mild temperatures in Europe, LNG capacity additions in the Pacific region, and the impact of weaker oil prices on oil-indexed natural gas pricing formulas.

Against this background, Schlumberger’s performance in 2014 was led by North America, where revenue grew by 16% on robust land activity, increased service intensity, market share gains and new technology penetration. Offshore operations, however, suffered from a number of operational delays that particularly affected drilling and exploration activity. The 4% growth in International revenue was led by activity in a number of key markets, both on land and offshore. Middle East & Asia revenue grew by 10%, driven by Saudi Arabia, Australia, the United Arab Emirates and Oman.  Revenue in Europe/CIS/Africa improved by 1%, led by the Sub-Saharan region on strong exploration and development activities in the Central West Africa, Angola and Continental Europe GeoMarkets. Norway also showed strong growth through market share gains and higher rig-related services for a number of customers. In Latin America, however, revenue slipped by 1% as strong activity in Venezuela and Ecuador was unable to compensate for lower activity and pricing in both Brazil and Mexico.

From a Group perspective, performance was led by the Drilling Group, mainly as result of robust demand for Drilling & Measurements services and M-I SWACO Technologies as activity strengthened in North America and Middle East & Asia. Rig revenue from the May 2014 acquisition of Saxon also contributed to Drilling Group growth. The Production Group benefitted from strong results in Well Services, where pressure pumping activity increased through market share gains, operational efficiency improvements and the introduction of new technology. Schlumberger Production Management grew as projects in Latin America, particularly in Ecuador, continued to progress ahead of plan. Production Group activity was also boosted by expansion in the Artificial Lift business as a number of regional acquisitions were added to the portfolio, both in operations and in equipment design and production. However, strength in the Drilling and Production Groups was offset by a slight fall in Reservoir Characterization Group revenue. While testing activity expanded on higher exploration work and software sales increased in all Areas, weakness in the seismic market lowered marine vessel utilization and reduced multiclient seismic data license sales.

As Schlumberger enters a challenging 2015, the reduction in commodity prices, which have resulted from the higher marketed supply of oil, raises short-term uncertainty as it relates to the spending and activity levels of our customers. However, Schlumberger believes that the oil markets are, in fact, relatively well-balanced and that increasing global production capacity is in line with the overall growth in demand resulting from the continuing global economic recovery. In the longer term, decline rates will impact production capacity, and weaker exploration will delay supply additions, the combination of which ultimately will lead to tighter market conditions and consequently drive increasing investment.

In this uncertain environment, Schlumberger continues to focus on the things it can control and has already restructured and resized the business to match the reduced activity levels it expects as 2015 develops.  These actions resulted in certain charges, which are described in detail in Note 3 to the reduced Consolidated Financial Statements, being recorded during the fourth quarter of 2014.

Fourth Quarter 2014 Results

Product Groups

	(Stated in millions)

	Fourth Quarter 2014		Third Quarter 2014
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$3,093	$956	$3,184	$954
Drilling	4,658	966	4,821	1,045
Production	4,954	908	4,697	857
Eliminations & other	(64)	(49)	(56)	(50)
Pretax operating income		2,781		2,806
Corporate & other (1)		(221)		(210)
Interest income (2)		8		8
Interest expense (3)		(80)		(84)
Charges & credits (4)		(1,773)		—
	$12,641	$715	$12,646	$2,520

Geographic Areas

	(Stated in millions)

	Fourth Quarter 2014		Third Quarter 2014
	Revenue	Income before taxes	Revenue	Income before taxes
North America	$4,324	$849	$4,255	$825
Latin America	2,053	429	2,036	446
Europe/CIS/Africa	3,063	683	3,303	774
Middle East & Asia	3,094	877	2,970	820
Eliminations & other	107	(57)	82	(59)
Pretax operating income		2,781		2,806
Corporate & other (1)		(221)		(210)
Interest income (2)		8		8
Interest expense (3)		(80)		(84)
Charges & credits (4)		(1,773)		—
	$12,641	$715	$12,646	$2,520
(1)

Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2014: $5 million; third quarter 2014: $5 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2014: $7 million; third quarter 2014: $6 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $12.6 billion was flat sequentially. North America revenue of $4.3 billion increased $69 million, or 2%, sequentially. International revenue of $8.2 billion decreased $98 million, or 1%, sequentially.

Sequentially, Reservoir Characterization Group revenue decreased 3%, to $3.1 billion, and Drilling Group revenue decreased 3%, to $4.7 billion. Production Group revenue increased 5% sequentially to $5.0 billion. The decrease in Reservoir Characterization Group revenue was primarily due to the seasonal drop in marine seismic activity in the North Sea and Eastern Canada.  Wireline revenue also decreased on lower exploration activity in Angola and seasonal activity and currency declines in Russia.  These sequential decreases were partially offset by year-end multiclient license and software sales. Drilling Group revenue decreased primarily on unfavorable currency effects and activity declines in Russia for Drilling & Measurements and M-I SWACO Technologies.  In Mexico, lower

Integrated Project Management (IPM) activity, due to budgetary constraints, also contributed to the decrease. The increase in Production Group revenue reflected stronger activity in Western Canada, higher uptake of technology, continued efficiency improvements, and improved pressure pumping logistics in North America land. Year-end sales of Completions and Artificial Lift products also contributed to the sequential increase.

Sequentially by Area, Middle East & Asia led the increase with revenue of $3.1 billion growing 4%, driven by record revenue in Saudi Arabia and Bahrain, increased activity in Kuwait and the United Arab Emirates, and year-end product and software sales across the Area. In Latin America, revenue of $2.1 billion grew by 1% on increased activity in Venezuela and Colombia, offset by decreased work scope in Mexico due to budgetary constraints. In Europe/CIS/Africa, revenue of $3.1 billion fell 7% due mainly to weakness in the ruble and the seasonal activity decline in Russia.  Following the peak summer drilling and exploration campaigns of the previous quarter, customer spending decelerated as oil prices weakened.  As a result, rig count reductions led to activity declines in Angola, Norway and the United Kingdom GeoMarkets. North America revenue of $4.3 billion increased 2% sequentially with land revenue up 5%.  Land revenue increased both in the US and Western Canada on higher pressure pumping activity, continued efficiency improvement, and higher uptake of new technology.  Fourth-quarter activity in the US Gulf of Mexico increased by 12% driven by year-end multiclient license sales and the resumption of operations after loop current disruptions in the third quarter. Eastern Canada revenue declined sequentially following completion of the season’s exploration program and marine seismic activity.

Sequentially, fourth-quarter pretax operating income of $2.8 billion was down 1%. International pretax operating income of $2.0 billion was down 2%, while North America pretax operating income of $849 million was up 3%.

Sequentially, pretax operating margin of 22.0% decreased 19 basis points (bps), as International Area pretax operating margin of 24.2% decreased 33 bps.  Middle East & Asia margin increased 71 bps to 28.3% while Latin America decreased 102 bps to 20.9% and Europe/CIS/Africa declined 112 bps to 22.3%.  The decline in International Area margin was primarily driven by an unfavorable revenue mix in the fourth quarter following the high-margin peak summer drilling and exploration campaigns of the third quarter. Unfavorable currency effects and activity declines in Russia also contributed to margin contraction. North America pretax operating margin increased 24 bps sequentially, to 19.6%, on increased Western Canada activity, continued efficiency gains, and increased penetration of new technology. North America offshore margin improved on a better revenue mix from high-margin multiclient license sales. Sequentially by segment, Reservoir Characterization Group pretax operating margin of 30.9% was 95 bps higher on a favorable revenue mix from high-margin multiclient license and software sales while Drilling Group pretax operating margin declined 94 bps to 20.7% mainly due to currency and activity declines in Russia. Reservoir Production Group pretax operating margin of 18.3% was flat sequentially as pricing pressure, particularly in the US land market, was offset by improved activity in Western Canada and by improved efficiency, better fleet utilization, and recovery of logistical costs in the North America land markets.

Reservoir Characterization Group

Fourth-quarter revenue of $3.1 billion declined 3% sequentially. Pretax operating income of $956 million was flat sequentially. The decrease in revenue was primarily driven by the seasonal drop in marine seismic activity in the North Sea and Eastern Canada.  Wireline revenue also decreased on lower exploration activity in Angola and seasonal activity and currency declines in Russia.  These sequential decreases were partially offset by year-end multiclient license and software sales.

Sequentially, pretax operating margin of 30.9% increased 95 bps. This increase reflected a favorable revenue mix from high-margin multiclient license and software sales.

Drilling Group

Fourth-quarter revenue of $4.7 billion declined 3% sequentially. Pretax operating income of $966 million was 8% lower sequentially.

These decreases were primarily due to the unfavorable currency effects and activity declines in Russia for Drilling & Measurements and M-I SWACO Technologies.  In Mexico, lower IPM activity due to budgetary constraints also contributed to the decrease.

Sequentially, pretax operating margin declined 94 bps, to 20.7%, mainly due to currency and activity declines in Russia.

Production Group

Fourth-quarter revenue of $5.0 billion increased 5% sequentially. Pretax operating income of $908 million was 6% higher sequentially.  Sequentially, revenue increased due to improved activity in Western Canada, higher uptake of new technology, continued efficiency improvements, and improved logistics in pressure pumping in North America land. Year-end sales of Completions and Artificial Lift products also contributed to the sequential increase.

Sequentially, pretax operating margin of 18.3% was flat as pricing pressure, particularly in the US land market, was offset by an improved volume of activity in Western Canada and by improved efficiency, better fleet utilization, and recovery of logistical costs in the North America land markets.

Full-Year 2014 Results

Product Groups

	(Stated in millions)

	2014		2013
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$12,224	$3,607	$12,463	$3,660
Drilling	18,462	3,872	17,099	3,293
Production	18,111	3,227	15,927	2,619
Eliminations & other	(217)	(130)	(223)	(228)
Pretax operating income		10,576		9,344
Corporate & other (1)		(848)		(726)
Interest income (2)		31		22
Interest expense (3)		(347)		(369)
Charges & credits (4)		(1,773)		420
	$48,580	$7,639	$45,266	$8,691

Geographic Areas

	(Stated in millions)

	2014		2013
	Revenue	Income before taxes	Revenue	Income before taxes
North America	$16,151	$3,057	$13,897	$2,735
Latin America	7,699	1,639	7,754	1,589
Europe/CIS/Africa	12,515	2,765	12,411	2,593
Middle East & Asia	11,875	3,273	10,767	2,697
Eliminations & other	340	(158)	437	(270)
Pretax operating income		10,576		9,344
Corporate & other (1)		(848)		(726)
Interest income (2)		31		22
Interest expense (3)		(347)		(369)
Charges & credits (4)		(1,773)		420
	$48,580	$7,639	$45,266	$8,691
(1)

Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible assets and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2014: $20 million; 2013: $11 million).
(3)	Excludes interest expense included in the segments’ income (2014: $22 million; 2013: $22 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2014 revenue of $48.6 billion grew $3.3 billion, or 7%, versus the same period last year with International revenue of $32.1 billion increasing $1.2 billion, or 4%, and North America revenue of $16.2 billion growing $2.3 billion, or 16%.

Internationally, higher activities in a number of GeoMarkets, both offshore and in key land markets, contributed to the increase.  The increase was led by the Middle East & Asia which increased 10%, mainly from robust drilling and exploration results in Saudi Arabia, Australia, the United Arab Emirates and Oman.  Europe/CIS/Africa increased 1%, led by the Sub-Saharan Africa region on strong development and exploration activities, particularly in Central West Africa, Angola and Continental Europe GeoMarkets.  Norway also experienced strong growth driven by market share gains and higher rig-related services for a number of customers.  Latin

America, however, decreased 1% primarily as a result of lower activity and pricing in Brazil and Mexico which was partially offset by strong activity in Argentina and Ecuador.

North America revenue increased 16% mainly due to land which was up 22%, while offshore was down 3%.  The increase in land was driven by market share gains in pressure pumping, artificial lift and drilling services.   The pressure pumping growth was augmented by improvements in operational efficiency and the introduction of new technologies.  The decrease in offshore revenue was attributable to lower drilling and exploration activities, and due to a series of operational delays that impacted several product lines earlier in the year combined with lower multiclient sales.

Full-year 2014 pretax operating income of $10.6 billion grew $1.2 billion, or 13%, versus the same period last year with International pretax operating income of $7.7 billion increasing 12% and North America pretax operating income of $3.1 billion increasing 12%.

Full-year 2014 pretax operating margin of 21.8% increased 113 bps compared to 2013, as International Area pretax operating margin was up 168 bps, to 23.9%, while North America pretax operating margin was down 75 bps, to 18.9%.  The increase in International Area margins reflected increased high-margin exploration activities, market share gains, growth in accretive integration-related activities and premium pricing on new technology introductions.  The North America margin contraction reflected pressure pumping commodity inflation.

Reservoir Characterization Group

Full-year 2014 revenue of $12.2 billion was down 2% compared to 2013.  Revenue increased in Testing Services, from higher offshore exploration, and Schlumberger Information Solutions, driven by software sales across all international areas.  However, these increases were offset by lower WesternGeco marine vessel utilization and reduced multiclient seismic sales.

Year-on-year, pretax operating margin increased 14 bps, to 29.5%, largely due to the higher-margin exploration activities that benefited Wireline Technologies and Testing Services.  Higher margin software sales also contributed to the improvement.   These increases were partially offset by lower profitability in WesternGeco due to lower vessel utilization and lower PetroTechnical Services multiclient seismic sales.

Drilling Group

Full-year 2014 revenue of $18.5 billion was 8% higher than the 2013, primarily due to the robust demand for Drilling & Measurements services and M-I SWACO Technologies as activity strengthened in the North America and Middle East & Asia Areas.  Rig revenue from the May 2014 acquisition of Saxon also contributed to the growth.

Year-on-year, pretax operating margin increased 171 bps, to 21.0%, primarily due to the increase in higher-margin exploration activities of Drilling & Measurements in North America offshore and in the international markets.  Improved profitability on Integrated Project Management activities also contributed to the margin increase.

Production Group

Full-year 2014 revenue of $18.1 billion increased 14% compared to 2013, primarily from Well Services pressure pumping technologies driven by market share gains, improvements in operational efficiency and the introduction of new technologies.  Schlumberger Production Management (SPM) revenue grew as projects in Latin America continued to progress ahead of work plans.  Revenue from the expanding artificial lift business also contributed to the year-on-year growth.

Year-on-year, pretax operating margin increased 138 bps, to 17.8%, mainly on improved profitability for Well Services and Well Intervention, particularly in the International Areas.  SPM activities also contributed to the margin expansion.  However, these improvements were partially offset by the decrease in margins in North America due to pressure pumping commodity cost inflation.

Full-Year 2013 Results

Product Groups

	(Stated in millions)

	2013		2012
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$12,463	$3,660	$11,360	$3,080
Drilling	17,099	3,293	15,691	2,778
Production	15,927	2,619	14,802	2,327
Eliminations & other	(223)	(228)	(122)	(68)
Pretax operating income		9,344		8,117
Corporate & other (1)		(726)		(696)
Interest income (2)		22		30
Interest expense (3)		(369)		(331)
Charges & credits (4)		420		(161)
	$45,266	$8,691	$41,731	$6,959

Geographic Areas

	(Stated in millions)

	2013		2012
	Revenue	Income before taxes	Revenue	Income before taxes
North America	$13,897	$2,735	$13,535	$2,737
Latin America	7,754	1,589	7,554	1,387
Europe/CIS/Africa	12,411	2,593	11,510	2,253
Middle East & Asia	10,767	2,697	8,717	1,914
Eliminations & other	437	(270)	415	(174)
Pretax operating income		9,344		8,117
Corporate & other (1)		(726)		(696)
Interest income (2)		22		30
Interest expense (3)		(369)		(331)
Charges & credits (4)		420		(161)
	$45,266	$8,691	$41,731	$6,959
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

Full-year 2013 revenue of $45.3 billion increased 8% versus the same period last year with International revenue 11% higher and North America revenue increasing 3%.

Internationally, higher exploration and development activities in a number of GeoMarkets, both offshore and in key land markets, contributed to the increase.  The increase was led by the Middle East & Asia, which increased 24%, mainly from robust results across a diversified portfolio of projects and activities in Saudi Arabia, Iraq, and United Arab Emirates; increased seismic surveys across Asia; and sustained land and offshore drilling activity in the Australasia and China GeoMarkets.  Europe/CIS/Africa increased 8%, led by the Russia and Central Asia region on strong land activity in West Siberia and robust offshore projects in Sakhalin.  The Sub-

Saharan Africa region increased on strong development, exploration and seismic activities as well.  Latin America was 3% higher, mainly due to solid progress on an SPM project in Ecuador and strong IPM results in Argentina.

North America growth was driven by increased offshore revenue as a result of higher drilling and exploration activities.  This increase was largely offset by a decline in land as a result of a reduction in rig count and pricing weakness in the areas of drilling, stimulation and wireline, although the downward pricing trend slowed during the second and third quarters.

Full-year 2013 pretax operating income of $9.3 billion increased 15% versus the same period last year as international pretax operating income of $6.88 billion increased 24%, while North America pretax operating income of $2.7 billion was flat.

Pretax operating margin of 20.6% increased 119 bps, as international pretax operating margin expanded 225 bps to 22.2%, while North America pretax operating margin declined 55 bps to 19.7%.  The expansion in international margins was due to increased high-margin exploration, seismic and deepwater activities, while the North American margin contraction was due to continued pricing pressure.

Reservoir Characterization Group

Full-year revenue of $12.5 billion was 10% higher than the same period last year led by Testing Services, WesternGeco, Wireline and SIS Technologies, primarily due to market share gains and higher exploration activity in both offshore and key international land markets.

Pretax operating margin increased 226 bps to 29.4% largely due to the higher-margin exploration activities that benefited Testing Services and Wireline Technologies.

Drilling Group

Full-year revenue of $17.1 billion was 9% higher than the previous year primarily due to the robust demand for Drilling & Measurements services as offshore drilling activity strengthened in the US Gulf of Mexico, Sub-Sahara Africa, Russia and the Middle East & Asia Area and rig count increases in key international land markets, namely in Saudi Arabia, China and Australia.  Drilling Tools & Remedial and M-I SWACO Technologies expanded across all Areas and IPM increased on projects in Iraq, Australia and Argentina.

Pretax operating margin increased 156 bps to 19.3% primarily due to Drilling & Measurements, which benefited from higher-margin exploration activities both in North America offshore and in the international markets.

Production Group

Full-year revenue of $15.9 billion increased 8% year-on-year on increased Well Intervention activity and strong international sales of Completion and Artificial Lift products and Well Services technologies.  SPM also posted strong growth.  While North America land rig count declined, well and stage counts increased through drilling efficiency.  Despite the efficiency-driven activity increase, Well Services revenue in North America declined due to pricing weakness.

Pretax operating margin increased slightly by 72 bps to 16.4%. Margin expanded as a result of improved profitability in SPM, Completions and Artificial Lift, partially offset by a margin decline in Well Services technologies, primarily in North America, as a result of pricing pressure and cost inflation.

Interest and Other Income

Interest and other income consisted of the following:

	(Stated in millions)

	2014	2013	2012
Interest income	$51	$33	$30
Earnings of equity method investments	240	132	142
	$291	$165	$172

The increase in earnings of equity method investments in 2014 as compared to 2013 primarily reflects the strong performance of a drilling service company in which Schlumberger has an investment, as well as the impact of the first full year of results from the OneSubsea joint venture.

Interest Expense

Interest expense of $369 million in 2014 decreased by $22 million compared to 2013 primarily as the effect of an increase in the weighted average debt balance of approximately $1.1 billion was more than offset by a 0.4% decrease in the weighted average borrowing rates from 3.2% in 2013 to 2.8% in 2014.

Interest expense of $391 million in 2013 increased by $51 million compared to 2012 primarily due to an increase in the weighted average debt balance of approximately $1.2 billion combined with a 0.1% increase in the weighted average borrowing rates from 3.1% in 2012 to 3.2% in 2013.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2014	2013	2012
Research & engineering	2.5%	2.6%	2.8%
General & administrative	1.0%	0.9%	1.0%

Income Taxes

The Schlumberger effective tax rate was 25.2% in 2014, 21.3% in 2013, and 24.4% in 2012.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

The effective tax rate for both 2014 and 2013 was significantly impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements.  Excluding the impact of these charges and credits, the effective tax rate in 2014 was 21.9% compared to 22.9% in 2013.  The decrease in the effective tax rate, excluding the impact of charges and credits, was primarily attributable to the change in the geographic mix of earnings and the favorable resolution of tax examinations in certain jurisdictions.

The charges and credits recorded in both 2014 and 2013 had a significant impact on the effective tax rate because, for the most part, they were not tax effective. However, the charges and credits in 2012 did not have a significant impact on the effective tax rate.  The decrease in the effective tax rate in 2013 as compared to 2012, excluding the impact of charges and credits, was primarily attributable to the fact that Schlumberger generated a smaller proportion of its pretax earnings in North America in 2013 as compared to 2012.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2014, 2013 and 2012. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2014 charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Classification
WesternGeco restructuring	$806	$25	$781	Impairments & other
Currency devaluation loss in Venezuela	472	—	472	Impairments & other
Workforce reduction	296	37	259	Impairments & other
Impairment of SPM project	199	72	127	Impairments & other
	$1,773	$134	$1,639

The following is a summary of the 2013 charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity method investments	364	19	345	Impairments & other
Provision for accounts receivable	152	30	122	Cost of revenue
Currency devaluation loss in Venezuela	92	—	92	Impairments & other
	$(420)	$49	$(469)

The following is a summary of the 2012 charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Classification
Merger and integration-related costs	$128	$16	$112	Merger & integration
Workforce reduction	33	6	27	Impairments & other
	$161	$22	$139

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Details of changes in Net Debt follow:

	(Stated in millions)

	2014	2013	2012
Income from continuing operations	$5,711	$6,843	$5,259
Gain on formation of OneSubsea	—	(1,028)	—
Impairments and other charges	1,773	608	—
Depreciation and amortization (1)	4,094	3,879	3,647
Earnings of equity method investments, less dividends received	(113)	(71)	(61)
Pension and other postretirement benefits expense	355	518	403
Stock-based compensation expense	329	315	335
Pension and other postretirement benefits funding	(390)	(538)	(673)
(Increase) decrease in working capital	(36)	90	(2,045)
Other	(528)	74	50
Cash flow from operations	11,195	10,690	6,915
Capital expenditures	(3,976)	(3,943)	(4,694)
SPM investments	(740)	(902)	(372)
Multiclient seismic data capitalized	(321)	(394)	(351)
Free cash flow (2)	6,158	5,451	1,498
Stock repurchase program	(4,678)	(2,596)	(972)
Dividends paid	(1,968)	(1,608)	(1,432)
Proceeds from employee stock plans	825	537	410
	337	1,784	(496)
Business acquisitions and investments, net of cash acquired and debt assumed	(1,501)	(610)	(845)
Payment for OneSubsea transaction	—	(600)	—
Proceeds from divestiture	—	—	1,028
Other	220	94	52
(Increase) decrease in Net Debt	(944)	668	(261)
Net Debt, Beginning of period	(4,443)	(5,111)	(4,850)
Net Debt, End of period	$(5,387)	$(4,443)	$(5,111)

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
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

	(Stated in millions)

Components of Net Debt	Dec. 31 2014	Dec. 31 2013	Dec. 31 2012
Cash	$3,130	$3,472	$1,905
Short-term investments	4,371	4,898	4,369
Fixed income investments, held to maturity	442	363	245
Long-term debt – current portion	(1,244)	(1,819)	(1,163)
Short-term borrowings	(1,521)	(964)	(958)
Long-term debt	(10,565)	(10,393)	(9,509)
	$(5,387)	$(4,443)	$(5,111)

Key liquidity events during 2014, 2013 and 2012 included:

•	During the fourth quarter of 2013, Schlumberger issued $1.5 billion of 3.65% Senior Notes due 2023.
•	During the fourth quarter of 2013, Schlumberger issued €0.5 billion of 1.50% Guaranteed Notes due 2019.
●	During the second quarter of 2013, Schlumberger paid Cameron $600 million in connection with the formation of the OneSubsea joint venture.
●	During the third quarter of 2012, Schlumberger issued $1 billion of 1.25% Senior Notes due 2017 and $1 billion of 2.40% Senior Notes due 2022.
●	During the third quarter of 2012, Schlumberger completed the divestiture of its 56% interest in CE Franklin Ltd. for $122 million in cash.
●	During the second quarter of 2012, Schlumberger completed the divestiture of its Wilson distribution business for $906 million in cash.
●

On April 17, 2008, the Schlumberger Board of Directors (the “Board”) approved an $8 billion share repurchase program for shares of Schlumberger common stock, to be acquired before December 31, 2011. On July 21, 2011, the Board approved an extension of this repurchase program to December 31, 2013. This program was completed during the third quarter of 2013.

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. Schlumberger had repurchased $6.4 billion of shares under this new share repurchase program as of December 31, 2014.  Schlumberger is accelerating this share repurchase program with the aim of completing it in 2.5 years as compared to the original target of 5 years.

The following table summarizes the activity under these share repurchase programs during 2014, 2013 and 2012:

	(Stated in thousands, except per share amounts)

	Total cost of shares purchased	Total number of shares purchased	Average price paid per share
2014	$4,677,687	47,545.9	$98.38
2013	$2,596,447	31,349.5	$82.82
2012	$971,883	14,087.8	$68.99

•

Net cash provided by operating activities was $11.2 billion in 2014, $10.7 billion in 2013 and $6.9 billion in 2012. The increase in net cash flow from operations in 2014 as compared to 2013 was largely attributable to an increase in earnings before non-cash charges and credits and depreciation and amortization expense.  The improvement in net cash flow from operating activities in 2013 as compared to 2012 reflected a strong working capital performance despite an 8.5% increase in revenue.

At times in recent years, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in approximately 85 countries. At December 31, 2014, only three of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance, of which only one, the United States, represented greater than 10%. Venezuela represented less than 5% of Schlumberger’s accounts receivable balance at December 31, 2014.

●	Dividends paid during 2014, 2013 and 2012 were $1.97 billion, $1.61 billion and $1.43 billion, respectively.

On January 15, 2015, Schlumberger announced that its Board had approved a 25% increase in the quarterly dividend, to $0.50.

On January 16, 2014, Schlumberger announced that its Board had approved a 28% increase in the quarterly dividend  to $0.40.

On January 17, 2013, Schlumberger announced that its Board had approved a 13.6% increase in the quarterly dividend to $0.3125.

●	Capital expenditures were $4.0 billion in 2014, $3.9 billion in 2013 and $4.7 billion in 2012. Capital expenditures are expected to approach $3.4 billion for the full year 2015.
●

During 2014, 2013 and 2012 Schlumberger made contributions of $390 million, $538 million and $673 million, respectively, to its postretirement benefit plans. The US pension plans were 86% funded at December 31, 2014 based on the projected benefit obligation. This compares to 96% funded at December 31, 2013.

Schlumberger’s international defined benefit pension plans were a combined 94% funded at December 31, 2014 based on the projected benefit obligation. This compares to 104% funded at December 31, 2013.

Schlumberger currently anticipates contributing approximately $400 million to its postretirement benefit plans in 2015, subject to market and business conditions.

On January 20, 2015, Schlumberger announced that it has entered into an agreement to acquire a minority ownership of approximately 45% in Eurasia Drilling Company Limited, the largest provider of onshore drilling services in Russia.  The cost of this transaction, which is expected to close during the first quarter of 2015, is approximately $1.7 billion in cash.

Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.  Schlumberger has issued €0.5 billion 1.50% Guaranteed Notes due 2019 and €1.0 billion 2.75% Guaranteed Notes due 2015 under this program.

As of December 31, 2014, Schlumberger had $7.5 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $3.9 billion with commercial banks, of which $2.3 billion was available and unused as of December 31, 2014. The $3.9 billion of committed debt facility agreements included $3.5 billion of committed facilities which support commercial paper programs. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $1.538 billion as of December 31, 2014 and $95 million as of December 31, 2013.

Summary of Contractual Obligations

		(Stated in millions)

		Payment Period
	Total	2015	2016 - 2017	2018 - 2019	After 2019
Debt (1)	$13,330	$2,765	$2,665	$2,709	$5,191
Interest on fixed rate debt obligations (2)	1,456	265	409	366	416
Operating leases	1,630	330	456	290	554
Purchase obligations (3)	2,444	1,913	311	104	116
	$18,860	$5,273	$3,841	$3,469	$6,277
(1)	Excludes future payments for interest.
(2)	Excludes interest on $3.7 billion of variable rate debt, which had a weighted average interest rate of 1.3% as of December 31, 2014.

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

As discussed in Note 14 Income Taxes of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2014 is approximately $1.4 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Schlumberger has outstanding letters of credit/guarantees which relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires Schlumberger to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by Schlumberger about matters that are inherently uncertain. A discussion of all of Schlumberger’s significant accounting policies is included in Note 2 to the Consolidated Financial Statements.

Schlumberger bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Multiclient Seismic Data

The WesternGeco business capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2014 and 2013 was $793 million and $667 million, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future revenues, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, larger surveys, which are typically prefunded by customers, are analyzed for impairment on a survey by survey basis and other smaller surveys are analyzed based on two pools of surveys: United States and non-United States. The United States and non-United States pools were determined to be the most appropriate level at which to perform the impairment review based upon a number of factors, including (i) various macroeconomic factors that influence the ability to successfully market surveys, and (ii) the focus of the sales force and related costs.

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

Goodwill, Intangible Assets and Long-Lived Assets

Schlumberger records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The goodwill relating to each of Schlumberger’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment may have occurred.

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

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are its three Groups: Reservoir Characterization, Drilling and Production. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2014. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

Long-lived assets, including fixed assets, intangible assets and investments in SPM projects, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, Schlumberger could be required to recognize impairment charges in the future.

Income Taxes

Schlumberger conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audits by the tax authorities. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the period in which such resolution occurs.

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

The discount rate Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

●	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 4.15% at December 31, 2014 and 4.85% at December 31, 2013.
●	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 4.07% at December 31, 2014 and 4.76% at December 31, 2013.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans increased from 4.25% in 2013 to 4.85% in 2014.

●	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans increased from 4.38% in 2013 to 4.76% in 2014.

The expected rate of return for our retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expected rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the United States pension plans decreased from 7.50% in 2013 to 7.25% in 2014. The weighted average expected rate of return on plan assets for the international pension plans was 7.50% in both 2014 and 2013. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2014 postretirement medical expense was 7.25% graded to 5% over the next ten years. The overall medical trend rate assumption utilized to determine the postretirement medical liability at December 31, 2014 was 7.00% graded to 5% over the next ten years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

	(Stated in millions)

Change in Assumption	Effect on 2014 Pretax Pension Expense		Effect on Dec. 31, 2014 Liability
25 basis point decrease in discount rate	+$	52	+$	481
25 basis point increase in discount rate	–$	52	–$	452
25 basis point decrease in expected return on plan assets	+$	22		—
25 basis point increase in expected return on plan assets	–$	22		—

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

			(Stated in millions)

Change in Assumption	Effect on 2014 Pretax Postretirement Medical Expense		Effect on Dec. 31, 2014 Liability
25 basis point decrease in discount rate	+$	6	+$	45
25 basis point increase in discount rate	–$	2	–$	48
100 basis point decrease per annum in medical cost trend rate	–$	17	–$	33
100 basis point increase per annum in medical cost trend rate	+$	42	+$	37

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

As a multinational company, Schlumberger conducts business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 81% of Schlumberger’s revenue in 2014 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% increase or decrease in the average exchange rates of all the foreign currencies in 2014 would have changed revenue by approximately 1%. If the 2014 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s income from continuing operations would have increased by approximately 3%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased income from continuing operations by approximately 3%.

Please refer to Note 3 to the Consolidated Financial Statements for a discussion of exchange rates as it relates to Schlumberger’s operations in Venezuela.

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

At December 31, 2014, contracts were outstanding for the US dollar equivalent of $6.8 billion in various foreign currencies of which $2.5 billion relate to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2014, Schlumberger had fixed rate debt aggregating approximately $9.6 billion and variable rate debt aggregating approximately $3.7 billion before considering the effects of cross currency swaps.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $4.8 billion at December 31, 2014, are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. The average return on investment was 0.7% in 2014.

The following table represents carrying amounts of Schlumberger’s debt at December 31, 2014 by year of maturity:

								(Stated in millions)
	Expected Maturity Dates
Fixed rate debt	2015	2016	2017	2018	2019	2021	2022	2023	Total
3.30% Senior Notes						$1,597			$1,597
3.65% Senior Notes								$1,495	1,495
2.75% Guaranteed Notes	$1,218								1,218
1.95% Senior Notes		$1,100							1,100
4.20% Senior Notes						1,100			1,100
1.25% Senior Notes			$1,000						1,000
2.40% Senior Notes							$999		999
1.50% Guaranteed Notes					$628				628
2.65% Senior Notes		500							500
Total fixed rate debt	$1,218	$1,600	$1,000	$—	$628	$2,697	$999	$1,495	$9,637
Variable rate debt	1,547	37	28	1,866	215	—	—	—	3,693
Total	$2,765	$1,637	$1,028	$1,866	$843	$2,697	$999	$1,495	$13,330

The fair market value of the outstanding fixed rate debt was approximately $9.8 billion as of December 31, 2014. The weighted average interest rate on the variable rate debt as of December 31, 2014 was 1.3%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the success of Schlumberger’s joint ventures, alliances, acquisitions and restructuring efforts; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world, including in Russia and the Ukraine; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services, technology and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in the Risk Factors section of this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in millions, except per share amounts)

Year Ended December 31,	2014	2013	2012
Revenue	$48,580	$45,266	$41,731
Interest and other income	291	165	172
Gain on formation of OneSubsea	—	1,028	—
Expenses
Cost of revenue	37,398	35,331	32,885
Research & engineering	1,217	1,174	1,153
General & administrative	475	416	405
Merger & integration	—	—	128
Impairments & other	1,773	456	33
Interest	369	391	340
Income from continuing operations before taxes	7,639	8,691	6,959
Taxes on income	1,928	1,848	1,700
Income from continuing operations	5,711	6,843	5,259
Income (loss) from discontinued operations	(205)	(69)	260
Net income	5,506	6,774	5,519
Net income attributable to noncontrolling interests	68	42	29
Net income attributable to Schlumberger	$5,438	$6,732	$5,490

Schlumberger amounts attributable to:
Income from continuing operations	$5,643	$6,801	$5,230
Income (loss) from discontinued operations	(205)	(69)	260
Net income	$5,438	$6,732	$5,490

Basic earnings per share of Schlumberger:
Income from continuing operations	$4.36	$5.14	$3.93
Income (loss) from discontinued operations	(0.16)	(0.05)	0.20
Net income	$4.20	$5.09	$4.13

Diluted earnings per share of Schlumberger:
Income from continuing operations	$4.31	$5.10	$3.91
Income (loss) from discontinued operations	(0.16)	(0.05)	0.19
Net income (1)	$4.16	$5.05	$4.10

Average shares outstanding:
Basic	1,295	1,323	1,330
Assuming dilution	1,308	1,333	1,339

(1)	Amounts may not add due to rounding.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	(Stated in millions)

Year Ended December 31,	2014	2013	2012
Net income	$5,506	$6,774	$5,519
Currency translation adjustments
Unrealized net change arising during the period	(463)	(151)	76
Marketable securities
Unrealized gain (loss) arising during the period	(166)	35	141
Cash flow hedges
Net gain (loss) on cash flow hedges	(238)	49	92
Reclassification to net income of net realized (gain) loss	113	(50)	(36)
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial gain (loss) arising during the period	(1,285)	1,328	(1,016)
Amortization to net income of net actuarial loss	177	300	187
Prior service cost
Amortization to net income of net prior service cost	128	125	125
Income taxes on pension and other postretirement benefit plans	82	(302)	100
Comprehensive income	3,854	8,108	5,188
Comprehensive income attributable to noncontrolling interests	68	42	29
Comprehensive income attributable to Schlumberger	$3,786	$8,066	$5,159

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Stated in millions)

December 31,	2014	2013
ASSETS
Current Assets
Cash	$3,130	$3,472
Short-term investments	4,371	4,898
Receivables less allowance for doubtful accounts (2014 - $275; 2013 - $384)	11,171	11,497
Inventories	4,628	4,603
Deferred taxes	144	288
Other current assets	1,250	1,467
	24,694	26,225
Fixed Income Investments, held to maturity	442	363
Investments in Affiliated Companies	3,235	3,317
Fixed Assets less accumulated depreciation	15,396	15,096
Multiclient Seismic Data	793	667
Goodwill	15,487	14,706
Intangible Assets	4,654	4,709
Other Assets	2,203	2,017
	$66,904	$67,100
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,246	$8,837
Estimated liability for taxes on income	1,647	1,490
Long-term debt - current portion	1,244	1,819
Short-term borrowings	1,521	964
Dividends payable	518	415
	14,176	13,525
Long-term Debt	10,565	10,393
Postretirement Benefits	1,501	670
Deferred Taxes	1,296	1,708
Other Liabilities	1,317	1,169
	28,855	27,465
Equity
Common stock	12,495	12,192
Treasury stock	(11,772)	(8,135)
Retained earnings	41,333	37,966
Accumulated other comprehensive loss	(4,206)	(2,554)
Schlumberger stockholders’ equity	37,850	39,469
Noncontrolling interests	199	166
	38,049	39,635
	$66,904	$67,100

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Stated in millions)

Year Ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net Income	$5,506	$6,774	$5,519
Add: Loss (income) from discontinued operations	205	69	(260)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on formation of OneSubsea	—	(1,028)	—
Impairments and other charges	1,773	608	—
Depreciation and amortization (1)	4,094	3,879	3,647
Pension and other postretirement benefits expense	355	518	403
Stock-based compensation expense	329	315	335
Pension and other postretirement benefits funding	(390)	(538)	(673)
Earnings of equity method investments, less dividends received	(113)	(71)	(61)
Change in operating assets and liabilities (2):
Increase in receivables	(187)	(803)	(2,051)
(Increase) decrease in inventories	(36)	188	(645)
Decrease (increase) in other current assets	119	17	(350)
Increase in other assets	(134)	(78)	(28)
(Decrease) increase in accounts payable and accrued liabilities	(36)	654	876
Increase in estimated liability for taxes on income	104	34	125
(Decrease) increase in other liabilities	(79)	60	1
Other	(315)	92	77
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,195	10,690	6,915
Cash flows from investing activities:
Capital expenditures	(3,976)	(3,943)	(4,694)
SPM investments	(740)	(902)	(372)
Multiclient seismic data capitalized	(321)	(394)	(351)
Business acquisitions and investments, net of cash acquired	(1,008)	(1,210)	(845)
Sale (purchase) of investments, net	446	(648)	(1,228)
Other	19	218	(55)
NET CASH USED IN INVESTING ACTIVITIES	(5,580)	(6,879)	(7,545)
Cash flows from financing activities:
Dividends paid	(1,968)	(1,608)	(1,432)
Proceeds from employee stock purchase plan	295	270	247
Proceeds from exercise of stock options	530	267	163
Stock repurchase program	(4,678)	(2,596)	(972)
Proceeds from issuance of long-term debt	2,289	4,554	2,832
Repayment of long-term debt	(2,878)	(3,141)	(1,817)
Net increase in short-term borrowings	552	37	621
Other	(38)	18	19
NET CASH USED IN FINANCING ACTIVITIES	(5,896)	(2,199)	(339)
Cash flow provided by (used in) discontinued operations - operating activities	24	(2)	145
Cash flow (used in) provided by discontinued operations - investing activities	—	(28)	1,011
Cash flow provided by (used in) discontinued operations	24	(30)	1,156
Net (decrease) increase in cash before translation effect	(257)	1,582	187
Translation effect on cash	(85)	(15)	13
Cash, beginning of year	3,472	1,905	1,705
Cash, end of year	$3,130	$3,472	$1,905
(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				(Stated in millions)

			Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	Common Stock
	Issued	In Treasury
Balance, January 1, 2012	$11,639	$(5,679)	$28,860	$(3,557)	$129	$31,392
Net income			5,490		29	5,519
Currency translation adjustments				71		71
Change in unrealized gain on marketable securities				141		141
Changes in fair value of cash flow hedges				56		56
Pension and other postretirement benefit plans				(604)		(604)
Shares sold to optionees less shares exchanged	(75)	238				163
Vesting of restricted stock	(20)	20				—
Shares issued under employee stock purchase plan	16	231				247
Stock repurchase program		(972)				(972)
Stock-based compensation cost	335					335
Sale of CE Franklin				5	(68)	(63)
Dividends declared ($1.10 per share)			(1,463)			(1,463)
Other	17	2			17	36
Balance, December 31, 2012	11,912	(6,160)	32,887	(3,888)	107	34,858
Net income			6,732		42	6,774
Currency translation adjustments				(151)		(151)
Change in unrealized gain on marketable securities				35		35
Changes in fair value of cash flow hedges				(1)		(1)
Pension and other postretirement benefit plans				1,451		1,451
Shares sold to optionees less shares exchanged	(44)	311				267
Vesting of restricted stock	(56)	56				—
Shares issued under employee stock purchase plan	18	252				270
Stock repurchase program		(2,596)				(2,596)
Stock-based compensation cost	315					315
Dividends declared ($1.25 per share)			(1,653)			(1,653)
Other	47	2			17	66
Balance, December 31, 2013	12,192	(8,135)	37,966	(2,554)	166	39,635
Net income			5,438		68	5,506
Currency translation adjustments				(463)		(463)
Change in unrealized gain on marketable securities				(166)		(166)
Changes in fair value of cash flow hedges				(125)		(125)
Pension and other postretirement benefit plans				(898)		(898)
Shares sold to optionees less shares exchanged	(26)	556				530
Vesting of restricted stock	(79)	79				—
Shares issued under employee stock purchase plan	33	262				295
Stock repurchase program		(4,678)				(4,678)
Stock-based compensation cost	329					329
Dividends declared ($1.60 per share)			(2,071)			(2,071)
Shares issued for acquisition	72	141				213
Other	(26)	3			(35)	(58)
Balance, December 31, 2014	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

	(Stated in millions)

	Issued	In Treasury	Shares Outstanding
Balance, January 1, 2012	1,434	(100)	1,334
Shares sold to optionees less shares exchanged	—	4	4
Shares issued under employee stock purchase plan	—	4	4
Stock repurchase program Stock repurchase program	—	(14)	(14)
Balance, December 31, 2012	1,434	(106)	1,328
Shares sold to optionees less shares exchanged	—	5	5
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	4	4
Stock repurchase program	—	(31)	(31)
Balance, December 31, 2013	1,434	(127)	1,307
Shares sold to optionees less shares exchanged	—	9	9
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	4	4
Shares issued for acquisition	—	2	2
Stock repurchase program	—	(48)	(48)
Balance, December 31, 2014	1,434	(159)	1,275

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; recoverability of fixed assets, goodwill, intangible assets, Schlumberger Production Management investments and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Schlumberger recognizes revenue based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices provided that collectibility is reasonably assured. Revenue is recognized for services when they are rendered. Revenue is recognized for products upon delivery and when the customer assumes the risks and rewards of ownership.

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

Revenue is occasionally generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item is delivered based on their relative fair value, provided that the delivered items have stand-alone value to the customer.

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

Translation of Non-United States Currencies

The functional currency of Schlumberger is primarily the US dollar. Assets and liabilities recorded in functional currencies other than US dollars are translated at period-end exchange rates. The resulting adjustments are charged or credited directly to the Equity section of the Consolidated Balance Sheet. Revenue and expenses are translated at the weighted-average exchange rates for the period.

Realized and unrealized transaction gains and losses are included in income in the period in which they occur. Transaction losses of $67 million, $24 million and $37 million, net of hedging activities, were recognized in 2014, 2013 and 2012, respectively.

Short-term and Fixed Income Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. Under normal circumstances Schlumberger intends to hold such investments until maturity, with the exception of $194 million of investments at December 31, 2013 that are considered trading. Short-term investments designated as trading are stated at fair value, which is estimated using quoted market prices for those or similar investments. All other investments are stated at cost plus accrued interest, which approximates market. The unrealized gains/losses on investments designated as trading were not significant at December 31, 2013.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider Short-term investments to be cash equivalents.

Fixed Income Investments, held to maturity at December 31, 2014 of $442 million mature as follows: $49 million in 2016, $91 million in 2017, $298 million in 2018, $3 million in 2019 and $1 million in 2020.

Inventories

Inventories are stated at average cost or at market, whichever is lower. Costs included in Inventories consist of materials, direct labor and manufacturing overhead.

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Investments in publicly traded companies in which Schlumberger does not have significant influence are accounted for as available-for-sale marketable securities. These marketable securities are reported at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of Accumulated other comprehensive loss. The fair value of these marketable securities was $91 million and $257 million at December 31, 2014 and 2013, respectively. The cost basis of these marketable securities was $81 million at both December 31, 2014 and 2013.

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

Schlumberger Production Management

Schlumberger Production Management (SPM) projects are focused on developing and co-managing the production of Schlumberger customers’ assets under long-term agreements.  Schlumberger will invest its own services, products and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products. Instead, Schlumberger is compensated based upon cash flow generated or on a fee-per-barrel basis for any incremental production Schlumberger helps deliver above a mutually agreed baseline.

Schlumberger capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which Schlumberger will be compensated if incremental production is achieved.  Revenue is recognized as the incremental production is achieved. These capitalized investments are amortized to the Consolidated Statement of Income as incremental oil production is achieved based on the units of production method, whereby each incremental unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total incremental production, resulting in a matching of revenue with the applicable costs.

The unamortized portion of Schlumberger’s investments in SPM projects was approximately $1.411 billion and $1.154 billion at December 31, 2014 and 2013, respectively.  These amounts are included within Other Assets in Schlumberger’s Consolidated Balance Sheet.  In 2014, Schlumberger revised its Consolidated Statement of Cash Flows to present certain cash outflows relating to SPM activities as a separate line item within investing activities, referred to as SPM investments. Schlumberger historically presented such cash outflows as an operating activity. This change was not material to prior periods.

Goodwill, Intangible Assets and Long-lived Assets

Schlumberger records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The goodwill relating to each of Schlumberger’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment may have occurred.

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

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are its three Groups: Reservoir Characterization, Drilling and Production. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2014. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

Long-lived assets, including fixed assets, intangible assets and investments in SPM projects, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involve significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, Schlumberger could be required to recognize impairment charges in the future.

Intangible assets consist primarily of customer relationships, technology/technical know-how and tradenames acquired in business combinations. Customer relationships are generally amortized over periods ranging from 15 to 28 years, acquired technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

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

Schlumberger’s tax filings are subject to regular audit by the tax authorities in most of the jurisdictions in which it conducts business. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts. Schlumberger recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the year in which such resolution occurs.

Schlumberger generally does not provide income taxes relating to undistributed earnings, as the earnings either would not be taxable when remitted or are considered to be indefinitely reinvested.

Concentration of Credit Risk

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, fixed income investments held to maturity, receivables from clients and derivative financial instruments. Schlumberger places its cash, short-term investments and fixed income investments held to maturity with financial institutions and corporations, and limits the amount of credit exposure with any one of them. Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests. Accounts receivable are spread over many countries and customers. Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. By using derivative financial instruments to hedge certain exposures, Schlumberger exposes itself to some credit risk. Schlumberger minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

Research & Engineering

All research and engineering expenditures are expensed as incurred.

Earnings per Share

Basic earnings per share of Schlumberger from continuing operations is calculated by dividing income from continuing operations attributable to Schlumberger by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing income from continuing operations attributable to Schlumberger by the sum of (i) unvested restricted stock units and (ii) the weighted average number of common shares outstanding assuming dilution. The weighted average number of common shares outstanding assuming dilution assumes that all in-the-money stock options are exercised at the beginning of the period and the related proceeds are used by Schlumberger to purchase shares of its common stock at the average market price for the period.

The following is a reconciliation from basic to diluted earnings per share from continuing operations of Schlumberger for each of the last three years:

	(Stated in millions except per share amounts)

	Schlumberger Income from Continuing Operations	Weighted Average Shares Outstanding	Earnings Per Share from Continuing Operations
2014:
Basic	$5,643	1,295	$4.36
Assumed exercise of stock options	—	9
Unvested restricted stock	—	4
Diluted	$5,643	1,308	$4.31

2013:
Basic	$6,801	1,323	$5.14
Assumed exercise of stock options	—	6
Unvested restricted stock	—	4
Diluted	$6,801	1,333	$5.10

2012:
Basic	$5,230	1,330	$3.93
Assumed exercise of stock options	—	5
Unvested restricted stock	—	4
Diluted	$5,230	1,339	$3.91

Employee stock options to purchase 5 million, 12 million and 21 million shares of common stock at December 31, 2014, 2013 and 2012, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore the effect on diluted earnings per share would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Schlumberger is required to adopt this ASU on January 1, 2017 and does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as a discontinued operation.  The threshold under the ASU is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business.  Schlumberger adopted this ASU, on a prospective basis, effective January 1, 2015.

3. Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during 2014, 2013 and 2012:

2014

•

Due to the expectation of lower exploration spending as a result of lower commodity prices, during the fourth quarter of 2014, Schlumberger decided to restructure its WesternGeco marine seismic fleet in order to lower its operating costs.  Three previous-generation acquisition vessels with lower towing capacity and higher operating costs will be converted to source vessels, allowing for the termination of two third-party source vessel leases and the retirement of two owned source vessels.

As a result of this restructuring, Schlumberger performed an impairment test and determined that the carrying values of certain of its vessels exceeded their respective fair values by $590 million.  This impairment charge relates to the six Explorer-class vessels which were acquired at a premium in the 2007 purchase of Eastern Echo Holdings Plc.  The fair value of these vessels was estimated primarily based on the replacement cost method, which was largely based on unobservable inputs that required significant judgments.

In addition to the $590 million impairment charge relating to these six vessels, Schlumberger also recorded an $85 million impairment charge relating to a seismic intangible asset and $131 million of other charges primarily related to lease termination costs and other seismic assets as a result of the restructuring.  Schlumberger did not incur any significant cash expenditures as a result of these charges.

•

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan Bolivares fuertes per US dollar, there are currently two other legal exchange rates that may be obtained via different exchange rate mechanisms.  These changes included the expansion of what is known as the SICAD I auction rate and the introduction of the SICAD II auction process.  The SICAD I and SICAD II exchange rates were approximately 11 and 50 Venezuelan Bolivares fuertes to the US dollar, respectively, at December 31, 2014.

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency.  Schlumberger has historically applied the official exchange rate to remeasure local currency transactions and balances into US dollars.

Effective December 31, 2014, Schlumberger concluded that it was appropriate to apply the SICAD II exchange rate as it now believes that this rate best represents the economics of Schlumberger’s business activity in Venezuela.  As a result, Schlumberger recorded a $472 million devaluation charge during the fourth quarter of 2014.

Going forward, this change will result in a reduction in the US dollar reported amount of local currency denominated revenues, expenses and, consequently, income before taxes and net income.  For example, if Schlumberger had applied an exchange rate of 50 Venezuelan Bolivares fuertes to the US dollar throughout 2014, it would have reduced Schlumberger earnings by approximately $0.08 per share.

•

In response to lower commodity pricing and anticipated lower exploration and production spending in 2015, Schlumberger decided during the fourth quarter of 2014 to reduce its overall headcount primarily to better align with anticipated activity levels for 2015.  As a result of these reductions, Schlumberger recorded a charge of $296 million in the fourth quarter of 2014.  Depending on how the market situation evolves, further actions may be necessary, which could result in additional charges in future periods.

•

During the fourth quarter of 2014, Schlumberger determined that, primarily as a result of the recent decline in commodity prices, the carrying value of its investment in an SPM development project in the Eagle Ford Shale was in excess of its fair value.  Accordingly, Schlumberger recorded a $199 million impairment charge.  The fair value of this investment was estimated based on the projected present value of future cash flows, which included unobservable inputs that required significant judgments.

The following is a summary of these charges:

	(Stated in millions)

	Pretax	Tax	Net	Classification
WesternGeco restructuring	$806	$25	$781	Impairments & other
Currency devaluation loss in Venezuela	472	—	472	Impairments & other
Workforce reduction	296	37	259	Impairments & other
Impairment of SPM project	199	72	127	Impairments & other
	$1,773	$134	$1,639

2013

•	During the fourth quarter, Schlumberger recorded a $152 million provision relating to accounts receivable from a client in Brazil that filed for bankruptcy.
●

During the second quarter, Schlumberger recorded a $1.028 billion gain as a result of the deconsolidation of its subsea business in connection with the formation of the OneSubsea joint venture with Cameron International Corporation (“Cameron”). Refer to Note 4 – Acquisitions for further details.

●

During the second quarter, Schlumberger recorded a $222 million impairment charge relating to an investment in a company involved in developing drilling-related technology and a $142 million impairment charge relating to an investment in a contract drilling business.

●

In February 2013, Venezuela’s currency was devalued from the prior exchange rate of 4.3 Bolivar Fuertes per US dollar to 6.3 Bolivar fuertes per US dollar. As a result, Schlumberger recorded a $92 million devaluation charge during the first quarter of 2013.

The following is a summary of these charges and credits:

	(Stated in millions)

	Pretax	Tax	Net	Classification
Gain on formation of OneSubsea joint venture	$(1,028)	$—	$(1,028)	Gain on formation of OneSubsea
Impairment of equity-method investments	364	19	345	Impairments & other
Provision for accounts receivable	152	30	122	Cost of revenue
Currency devaluation loss in Venezuela	92	—	92	Impairments & other
	$(420)	$49	$(469)

2012

●	Schlumberger recorded merger and integration-related charges throughout 2012 of $128 million in connection with its 2010 acquisitions of Smith International, Inc. and Geoservices.
●	During the fourth quarter, Schlumberger recorded a charge of $33 million relating to severance in connection with an initiative to rationalize global overhead costs.

The following is a summary of these charges:

	(Stated in millions)

	Pretax	Tax	Net	Classification
Merger and integration-related costs	$128	$16	$112	Merger & integration
Workforce reduction	33	6	27	Impairments & other
	$161	$22	$139

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

Other

Schlumberger made other acquisitions and investments for cash payments, net of cash acquired, of $1.008 billion during 2014, $610 million during 2013, and $845 million during 2012.  Additionally, during 2014, Schlumberger issued 2.1 million shares of its common stock, valued at $213 million, in connection with an acquisition.  None of these transactions were significant to Schlumberger’s consolidated financial statements, individually or in the aggregate.

On January 20, 2015, Schlumberger announced that it has entered into an agreement to acquire a minority ownership of approximately 45% in Eurasia Drilling Company Limited, the largest provider of onshore drilling services in Russia.  The total cost of this transaction, including an option which will allow Schlumberger, at its election, to purchase the remaining shares during a two-year period commencing on the third anniversary of the closing of the transaction, is approximately $1.7 billion in cash.  This transaction is expected to close during the first quarter of 2015.

5. Inventories

A summary of inventories follows:

	(Stated in millions)

	2014	2013
Raw materials & field materials	$2,666	$2,539
Work in process	273	261
Finished goods	1,689	1,803
	$4,628	$4,603

6. Fixed Assets

A summary of fixed assets follows:

	(Stated in millions)

	2014	2013
Land	$445	$394
Buildings & improvements	3,733	3,534
Machinery & equipment	31,937	29,332
Seismic vessels	849	1,904
	36,964	35,164
Less accumulated depreciation	21,568	20,068
	$15,396	$15,096

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years.

Depreciation expense relating to fixed assets was $3.2 billion, $3.1 billion and $2.9 billion in 2014, 2013 and 2012, respectively.

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

	(Stated in millions)

	2014	2013
Balance at beginning of year	$667	$518
Capitalized in year	321	394
Charged to expense	(195)	(245)
	$793	$667

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows:

				(Stated in millions)
	Reservoir Characterization	Drilling	Production	Total
Balance at January 1, 2013	$3,760	$8,337	$2,488	$14,585
Acquisitions	4	3	336	343
Divestiture of business	—	—	(150)	(150)
Other	(27)	(25)	(20)	(72)
Balance, December 31, 2013	3,737	8,315	2,654	14,706
Acquisitions	15	271	551	837
Reallocation	83	(83)	—	—
Other	(23)	(15)	(18)	(56)
Balance, December 31, 2014	$3,812	$8,488	$3,187	$15,487

9. Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

	2014			2013
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Technology/Technical Know-How	$1,747	$535	$1,212	$1,960	$597	$1,363
Tradenames	1,641	319	1,322	1,647	257	1,390
Customer Relationships	2,531	523	2,008	2,263	407	1,856
Other	380	268	112	435	335	100
	$6,299	$1,645	$4,654	$6,305	$1,596	$4,709

Amortization expense was $344 million in 2014, $330 million in 2013 and $331 million in 2012.

Based on the carrying value of intangible assets at December 31, 2014, amortization expense for the subsequent five years is estimated to be as follows: 2015: $349 million, 2016: $338 million, 2017: $329 million, 2018: $319 million and 2019: $307 million.

10. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

	(Stated in millions)

	2014	2013
3.30% Senior Notes due 2021	$1,597	$1,596
3.65% Senior Notes due 2023	1,495	1,495
2.75% Guaranteed Notes due 2015 (1)	—	1,373
1.95% Senior Notes due 2016	1,100	1,099
4.20% Senior Notes due 2021	1,100	1,099
1.25% Senior Notes due 2017	1,000	999
2.40% Senior Notes due 2022	999	999
1.50% Guaranteed Notes due 2019(1)	628	697
2.65% Senior Notes due 2016 (2)	500	500
Commercial paper borrowings	1,538	—
Other	608	536
	$10,565	$10,393
(1)

Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies. The following is a summary of outstanding debt that was issued under this program:

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

At December 31, 2014, Schlumberger had separate committed debt facility agreements aggregating $3.9 billion with commercial banks, of which $2.3 billion was available and unused. This included $3.5 billion of committed facilities which supports commercial paper programs, of which $250 million mature in July 2016, $1.75 billion mature in July 2018 and $1.5 billion mature in November 2018. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper program at December 31, 2014 were $1.5 billion, all of which were classified within Long-term debt in the Consolidated Balance Sheet.  At December 31, 2013, borrowings under the commercial paper program were $95 million, all of which were classified within Long-term debt – current portion in the Consolidated Balance Sheet.

The weighted average interest rate on variable rate debt as of December 31, 2014 was 1.3%.

Long-term Debt as of December 31, 2014, is due as follows: $1.6 billion in 2016, $1.0 billion in 2017, $1.9 billion in 2018, $0.9 billion in 2019, $2.7 billion in 2021, $1.0 billion in 2022 and $1.5 billion in 2023.

The fair value of Schlumberger’s Long-term Debt at December 31, 2014 and December 31, 2013 was $10.7 billion and $10.4 billion, respectively, and was estimated based on quoted market prices.

11. Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in interest rates and foreign currency exchange rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates.

During the fourth quarter of 2013, Schlumberger entered into a cross currency swap for a notional amount of €0.5 billion in order to hedge changes in the fair value of Schlumberger’s €0.5 billion 1.50% Guaranteed Notes due 2019.  Under the terms of this swap, Schlumberger will receive interest at a fixed rate of 1.50% on the euro notional amount and pay interest at a floating rate of three-month LIBOR plus approximately 64 basis points on the US dollar notional amount.

This cross currency swap is designated as a fair value hedge of the underlying debt.  This derivative instrument is marked to market with gains and losses recognized currently in income to largely offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

At December 31, 2014, Schlumberger had fixed rate debt aggregating $9.0 billion and variable rate debt aggregating $4.3 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $4.8 billion at December 31, 2014. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 81% of Schlumberger’s revenues in 2014 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

Schlumberger is exposed to risks on future cash flows to the extent that the local currency is not the functional currency and expenses denominated in local currency are not equal to revenues denominated in local currency. Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt which is denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated

Other Comprehensive Loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of hedging instruments, if any, is recorded directly to earnings.

At December 31, 2014, Schlumberger recognized a cumulative net $96 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities which are denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts and foreign currency options to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead the fair value of the contracts are recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income as are changes in fair value of the hedged item.

At December 31, 2014, contracts were outstanding for the US dollar equivalent of $6.8 billion in various foreign currencies, of which $2.5 billion relate to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
Derivative Assets	2014	2013
Derivatives designated as hedges:
Foreign exchange contracts	$3	$98	Other current assets
Foreign exchange contracts	32	24	Other Assets
Cross currency swap	—	27	Other Assets
	35	149
Derivatives not designated as hedges:
Foreign exchange contracts	5	10	Other current assets
Foreign exchange contracts	—	4	Other Assets
	5	14
	$40	$163
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$80	$14	Accounts payable and accrued liabilities
Foreign exchange contracts	105	1	Other Liabilities
Cross currency swap	42	—	Other Liabilities
	227	15
Derivatives not designated as hedges:
Foreign exchange contracts	28	2	Accounts payable and accrued liabilities

	$255	$17

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income			Consolidated Statement of
	2014	2013	2012	Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(82)	$15	$1	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(95)	$(2)	$5	Cost of revenue
Commodity contracts	—	—	1	Cost of revenue
	$(95)	$(2)	$6

12. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,275,312,404 and 1,307,330,369 shares were outstanding on December 31, 2014 and 2013, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

	Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Unrealized Gains on Marketable Securities	Total
Balance, January 1, 2012	$(993)	$(26)	$(2,538)	$—	$(3,557)
Other comprehensive income (loss) before reclassifications	76	92	(1,016)	141	(707)
Amounts reclassified from accumulated other comprehensive loss	—	(36)	312	—	276
Income taxes	—	—	100	—	100
Balance, December 31, 2012	(917)	30	(3,142)	141	(3,888)
Other comprehensive income (loss) before reclassifications	(151)	49	1,328	35	1,261
Amounts reclassified from accumulated other comprehensive loss	—	(50)	425	—	375
Income taxes	—	—	(302)	—	(302)
Balance, December 31, 2013	(1,068)	29	(1,691)	176	(2,554)
Other comprehensive income (loss) before reclassifications	(463)	(238)	(1,285)	(166)	(2,152)
Amounts reclassified from accumulated other comprehensive loss	—	113	305	—	418
Income taxes	—	—	82	—	82
Balance, December 31, 2014	$(1,531)	$(96)	$(2,589)	$10	$(4,206)

Other comprehensive loss was $1.652 billion in 2014 and $331 million in 2012.  Other comprehensive income was $1.334 billion in 2013.

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2014	2013	2012
Dividend yield	1.6%	1.7%	1.5%
Expected volatility	37%	38%	39%
Risk free interest rate	2.2%	1.2%	1.5%
Expected option life in years	7.0	7.0	6.9
Weighted-average fair value per share	$34.20	$23.93	$25.26

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2014:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
Exercise prices range	Options Outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Options Exercisable	Weighted- average exercise price
$32.45 - $67.87	6,553	3.2	$51.50	6,295	$51.03
$68.51 - $70.93	8,346	6.9	$69.82	3,648	$69.02
$72.11 - $78.31	7,553	7.2	$72.56	1,915	$72.47
$83.88 - $84.93	8,045	5.2	$84.17	5,118	$84.34
$88.61 - $114.83	8,086	8.1	$97.78	1,566	$95.92
	38,583	6.2	$76.10	18,542	$69.77

The weighted average remaining contractual life of stock options exercisable as of December 31, 2014 was 4.2 years.

The following table summarizes stock option activity during the years ended December 31, 2014, 2013 and 2012:

	(Shares stated in thousands)

	2014		2013		2012
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	41,939	$70.33	42,059	$67.77	40,027	$63.84
Granted	6,105	$99.04	6,570	$72.16	8,664	$72.04
Exercised	(8,269)	$64.19	(5,168)	$51.73	(4,171)	$39.07
Forfeited	(1,192)	$73.56	(1,522)	$70.57	(2,461)	$67.50
Outstanding at year-end	38,583	$76.10	41,939	$70.33	42,059	$67.77

The aggregate intrinsic value of stock options outstanding as of December 31, 2014 was $459 million.

The aggregate intrinsic value of stock options exercisable as of December 31, 2014 was $306 million.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $314 million, $176 million and $142 million, respectively.

Restricted Stock

During 2013, Schlumberger began granting performance share units to certain executives.  The number of shares earned is determined at the end of each performance period, which is generally three years, based on Schlumberger’s achievement of a predefined return on capital employed (“ROCE”), as defined in the underlying performance share unit agreement.  In the event the ROCE exceeds the predefined target, shares for up to the maximum of 250% of the target award may be granted.  In the event the ROCE falls below the predefined target, a reduced number of shares may be granted.  If the ROCE falls below the threshold award performance level, no shares will be granted.  As of December 31, 2014, performance share units of 0.6 million were outstanding based on the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years.

Restricted stock awards do not pay dividends or allow voting rights during the performance period.  Accordingly, the fair value of the restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received during the vesting period.

The following table summarizes information about all restricted stock transactions:

	(Shares stated in thousands)

	2014		2013		2012
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at beginning of year	4,171	$76.01	3,566	$73.62	2,433	$72.25
Granted	1,341	96.08	1,949	75.65	1,668	71.09
Vested	(1,186)	81.59	(958)	66.98	(351)	52.26
Forfeited	(188)	78.68	(386)	74.53	(184)	73.38
Unvested at end of year	4,138	$80.80	4,171	$76.01	3,566	$73.62

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2014	2013	2012
Dividend yield	1.6%	1.7%	1.6%
Expected volatility	19%	24%	41%
Risk free interest rate	0.1%	0.1%	0.2%
Weighted average fair value per share	$12.67	$9.91	$12.71

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

	(Stated in millions)

	2014	2013	2012
Stock options	$177	$165	$203
Restricted stock	114	110	82
DSPP	38	40	50
	$329	$315	$335

At December 31, 2014, there was $514 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $238 million is expected to be recognized in 2015, $152 million in 2016, $73 million in 2017, $43 million in 2018 and $8 million in 2019.

As of December 31, 2014, approximately 33 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

14.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 40%.

Income from continuing operations before taxes which were subject to United States and non-United States income taxes for each of the three years ended December 31, were as follows:

	(Stated in millions)

	2014	2013	2012
United States	$1,990	$1,904	$1,980
Outside United States	5,649	6,787	4,979
	$7,639	$8,691	$6,959

Schlumberger recorded pretax charges of $1.773 billion in 2014 ($289 million in the US and $1.484 billion outside of the US). Schlumberger recorded net pretax credits of $420 million in 2013 ($53 million of charges in the US and $473 million of net credits outside the US) and $161 million of pretax charges in 2012 ($52 million in the US and $109 million outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

	(Stated in millions)

	2014	2013
Postretirement benefits	$327	$236
Intangible assets	(1,435)	(1,502)
Investments in non-US subsidiaries	(227)	(282)
Other, net	183	128
	$(1,152)	$(1,420)

The above deferred tax balances at December 31, 2014 and 2013 were net of valuation allowances relating to net operating losses in certain countries of $190 million and $238 million, respectively.

The components of Taxes on income were as follows:

	(Stated in millions)

	2014	2013	2012
Current:
United States - Federal	$718	$682	$698
United States - State	51	60	53
Outside United States	1,380	1,211	1,025
	$2,149	$1,953	$1,776
Deferred:
United States - Federal	$(194)	$(109)	$(105)
United States - State	(9)	(4)	(7)
Outside United States	(12)	34	22
Valuation allowance	(6)	(26)	14
	$(221)	$(105)	$(76)
	$1,928	$1,848	$1,700

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate is:

	2014	2013	2012
US statutory federal rate	35%	35%	35%
Non-US income taxed at different rates	(11)	(12)	(10)
Charges and credits (See Note 3)	3	(2)	—
Other	(2)	—	(1)
	25%	21%	24%

A number of the jurisdictions in which Schlumberger operates have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audit by the tax authorities. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2014, 2013 and 2012 is as follows:

	(Stated in millions)

	2014	2013	2012
Balance at beginning of year	$1,452	$1,453	$1,353
Additions based on tax positions related to the current year	154	146	156
Additions for tax positions of prior years	96	109	98
Additions related to acquisitions	43	—	—
Impact of changes in exchange rates	(62)	(47)	12
Settlements with tax authorities	(27)	(64)	(17)
Reductions for tax positions of prior years	(212)	(109)	(103)
Reductions due to the lapse of the applicable statute of limitations	(42)	(36)	(46)
Balance at end of year	$1,402	$1,452	$1,453

The amounts above exclude accrued interest and penalties of $243 million, $253 million and $250 million at December 31, 2014, 2013 and 2012, respectively.

Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income. During 2014, 2013 and 2012, Schlumberger recognized $19 million, $30 million and $21 million in interest and penalties, respectively.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2009 - 2014
Canada	2007 - 2014
Ecuador	2001 - 2014
Mexico	2007 - 2014
Norway	2013 - 2014
Russia	2011 - 2014
Saudi Arabia	2001 - 2014
United Kingdom	2009 - 2014
United States	2011 - 2014

In certain of the jurisdictions noted above, Schlumberger operates through more than one legal entity, each of which may have different open years subject to examination. The table above presents the open years subject to examination for the most material of the legal entities in each jurisdiction. Additionally, it is important to note that tax years are technically not closed until the statute of limitations in each jurisdiction expires. In the jurisdictions noted above, the statute of limitations can extend beyond the open years subject to examination.

15. Leases and Lease Commitments

Total rental expense was $2.1 billion in 2014, $1.9 billion in 2013, and $1.9 billion in 2012.

Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)

2015	$330
2016	259
2017	197
2018	156
2019	134
Thereafter	554
$1,630

16. Contingencies

In 2009, United States officials began a grand jury investigation and an associated regulatory inquiry, both related to certain historical Schlumberger operations in countrieswhere Schlumberger no longer operates that are subject to United States trade and economic sanctions. Governmental agencies and authorities have a broad range of civil and criminal penalties that they may seek to impose for violations of trade and economic sanction laws including, but not limited to, disgorgement, fines, penalties and modifications to business practices. In recent years, these agencies and authorities have obtained a wide range of penalties in settlements with companies arising from trade and economic sanction investigations, including in some cases forfeitures, fines and other penalties in the tens and hundreds of millions of dollars. Schlumberger continues to cooperate and has been discussing the resolution of this matter with the governmental authorities. During the second quarter of 2014, these discussions progressed to a point whereby Schlumberger determined that it was appropriate to increase its liability for this contingency.  Accordingly, Schlumberger recorded a $205 million charge, which is reflected within Loss from discontinued operations in the Consolidated Statement of Income. However, no certainty exists that a settlement will be reached or if so, the amount of any such settlement.  Therefore, the ultimate loss could be greater or less than the amount accrued.

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

17. Segment Information

Schlumberger’s segments are as follows:

●

Reservoir Characterization Group – Consists of the principal technologies involved in finding and defining hydrocarbon resources. These include WesternGeco, Wireline, Testing Services, Schlumberger Information Services and PetroTechnical Services.

●

Drilling Group – Consists of the principal technologies involved in the drilling and positioning of oil and gas wells.  These include Bits & Advanced Technologies, M-I SWACO, Geoservices, Drilling & Measurements, Drilling Tools & Remedial Services, Saxon Rig Services and Integrated Project Management well construction projects.

●

Production Group – Consists of the principal technologies involved in the lifetime production of oil and gas reservoirs. These include Well Services, Completions, Artificial Lift, Well Intervention, Water Services, and the Schlumberger Production Management field production projects.

Financial information for the years ended December 31, 2014, 2013 and 2012, by segment, is as follows:

	(Stated in millions)

	2014
	Revenue	Income before taxes	Assets	Depreciation and Amortization	Capital Expenditures
Reservoir Characterization	$12,224	$3,607	$8,596	$1,391	$1,152
Drilling	18,462	3,872	11,378	1,174	1,328
Production	18,111	3,227	11,848	1,133	1,246
Eliminations & other	(217)	(130)	1,577	198	250
Pretax operating income		10,576
Goodwill and intangible assets			20,142
All other assets			2,185
Corporate (1)		(848)	11,178	198
Interest income (2)		31
Interest expense (3)		(347)
Charges & credits (4)		(1,773)
	$48,580	$7,639	$66,904	$4,094	$3,976

	(Stated in millions)

	2013
	Revenue	Income before taxes	Assets	Depreciation and Amortization	Capital Expenditures
Reservoir Characterization	$12,463	$3,660	$8,918	$1,338	$1,275
Drilling	17,099	3,293	10,940	1,077	1,291
Production	15,927	2,619	11,185	1,039	1,204
Eliminations & other	(223)	(228)	1,974	217	173
Pretax operating income		9,344
Goodwill and intangible assets			19,415
All other assets			2,618
Corporate (1)		(726)	12,050	208
Interest income (2)		22
Interest expense (3)		(369)
Charges & credits (4)		420
	$45,266	$8,691	$67,100	$3,879	$3,943

	(Stated in millions)
	2012
	Revenue	Income before taxes	Assets	Depreciation and Amortization	Capital Expenditures
Reservoir Characterization	$11,360	$3,080	$8,501	$1,309	$1,235
Drilling	15,691	2,778	11,316	1,072	1,668
Production	14,802	2,327	9,889	877	1,439
Eliminations & other	(122)	(68)	1,920	191	352
Pretax operating income		8,117
Goodwill and intangible assets			19,387
Discontinued operations assets			246
All other assets			2,267
Corporate (1)		(696)	8,021	198
Interest income (2)		30
Interest expense (3)		(331)
Charges & credits (4)		(161)
	$41,731	$6,959	$61,547	$3,647	$4,694
(1)

Comprised principally of certain corporate expenses not allocated to the segments, interest on postretirement medical benefits, stock-based compensation costs, amortization expense associated with certain intangible and other nonoperating items. Corporate assets consist of cash, short-term investments, fixed income investments, held to maturity and investments in affiliates.

(2)	Interest income excludes amounts which are included in the segments’ income (2014: $20 million; 2013: $11 million; 2012: $- million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2014: $22 million; 2013: $22 million; 2012: $9 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, multiclient seismic data and SPM investments.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

Revenue by geographic area for the years ended December 31, 2014, 2013 and 2012 is as follows:

	(Stated in millions)

	2014	2013	2012
North America	$16,151	$13,897	$13,535
Latin America	7,699	7,754	7,554
Europe/CIS/Africa	12,515	12,411	11,510
Middle East & Asia	11,875	10,767	8,717
Eliminations & other	340	437	415
	$48,580	$45,266	$41,731

Revenue is based on the location where services are provided.

During each of the three years ended December 31, 2014, 2013 and 2012, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2014, 2013 and 2012 was $14.0 billion, $12.0 billion and $11.8 billion, respectively.

Fixed Assets less accumulated depreciation by geographic area are as follows:

	(Stated in millions)

	2014	2013	2012
North America	$4,885	$4,858	$4,868
Latin America	1,969	1,889	1,788
Europe/CIS/Africa	3,640	3,452	3,414
Middle East & Asia	3,446	2,991	2,908
Unallocated (1)	1,456	1,906	1,802
	$15,396	$15,096	$14,780
(1)	Represents seismic vessels, including the related on-board equipment, which frequently transition between geographic areas.

18. Pension and Other Benefit Plans

Pension Plans

Schlumberger sponsors several defined benefit pension plans that cover substantially all US employees hired prior to October 1, 2004. The benefits are based on years of service and compensation, on a career-average pay basis.

In addition to the United States defined benefit pension plans, Schlumberger sponsors several other international defined benefit pension plans. The most significant of these international plans are the International Staff Pension Plan and the UK pension plan (collectively, the “International plans”). The International Staff Pension Plan covers certain international employees hired prior to July 1, 2014 and is based on years of service and compensation on a career-average pay basis. The UK plan covers employees hired prior to April 1, 1999, and is based on years of service and compensation, on a final salary basis.

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2014	2013	2012	2014	2013	2012
Discount rate	4.85%	4.25%	5.50%	4.76%	4.38%	4.95%
Compensation increases	4.00%	4.00%	4.00%	4.80%	4.83%	4.91%
Return on plan assets	7.25%	7.50%	7.50%	7.50%	7.50%	7.50%

Net pension cost for 2014, 2013 and 2012 included the following components:

	(Stated in millions)

	US			International
	2014	2013	2012	2014	2013	2012
Service cost - benefits earned during the period	$72	$80	$68	$126	$127	$86
Interest cost on projected benefit obligation	164	150	152	288	253	241
Expected return on plan assets	(208)	(200)	(185)	(450)	(384)	(328)
Amortization of net loss	82	122	95	94	155	76
Amortization of prior service cost	12	12	12	120	117	120
	$122	$164	$142	$178	$268	$195

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2014	2013	2014	2013
Discount rate	4.15%	4.85%	4.07%	4.76%
Compensation increases	4.00%	4.00%	4.79%	4.80%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

	(Stated in millions)

	US		International
	2014	2013	2014	2013
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$3,418	$3,558	$5,981	$5,798
Service cost	72	80	126	127
Interest cost	164	150	288	253
Contributions by plan participants	—	—	122	104
Actuarial losses (gains)	627	(232)	1,000	(168)
Currency effect	—	—	(90)	30
Benefits paid	(144)	(138)	(178)	(163)
Projected benefit obligation at end of year	$4,137	$3,418	$7,249	$5,981
Change in Plan Assets
Plan assets at fair value at beginning of year	$3,269	$2,910	$6,246	$5,120
Actual return on plan assets	339	356	502	836
Currency effect	—	—	(102)	35
Company contributions	85	141	240	314
Contributions by plan participants	—	—	122	104
Benefits paid	(144)	(138)	(178)	(163)
Plan assets at fair value at end of year	$3,549	$3,269	$6,830	$6,246
(Unfunded Liability) / Asset	$(588)	$(149)	$(419)	$265
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(588)	$(149)	$(546)	$(5)
Other Assets	—	—	127	270
	$(588)	$(149)	$(419)	$265
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$1,104	$687	$1,658	$882
Prior service cost	66	78	357	418
	$1,170	$765	$2,015	$1,300
Accumulated benefit obligation	$3,805	$3,158	$6,793	$5,593

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

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2014	2013	Target	2014	2013
Equity securities	37 - 56%	48%	50%	50 - 71%	58%	60%
Debt securities	35 - 62	42	40	20 - 35	32	31
Cash and cash equivalents	0 - 3	2	2	0 - 5	4	3
Alternative investments	0 - 8	8	8	0 - 25	6	6
	100%	100%	100%	100%	100%	100%

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

The fair value of Schlumberger’s pension plan assets at December 31, 2014 and 2013, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

●	Level One: The use of quoted prices in active markets for identical instruments.
●

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

●	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.
	(Stated in millions)

	US Plan Assets
	2014				2013
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Category:
Cash and Cash Equivalents	$59	$40	$19	$—	$77	$24	$53	$—
Equity Securities:
US (a)	1,149	622	527		1,068	625	443
International (b)	552	433	119		572	454	118
Debt Securities:
Corporate bonds (c)	654		654		548		548
Government and government-related debt securities (d)	735	175	560		639	161	478
Collateralized mortgage obligations and mortgage backed securities (e)	107		107		99		99
Alternative Investments:
Private equity (f)	210			210	204			204
Real estate (g)	83			83	62			62
Total	$3,549	$1,270	$1,986	$293	$3,269	$1,264	$1,739	$266

	(Stated in millions)

	International Plan Assets
	2014				2013
	Total	Level One	Level Two	Level Three	Total	Level One	Level Two	Level Three
Asset Category:
Cash and Cash Equivalents	$264	$174	$90	$—	$267	$127	$140	$—
Equity Securities:
US (a)	2,432	1,757	675		2,175	1,603	572
International (b)	1,534	1,047	487		1,566	990	576
Debt Securities:
Corporate bonds (c)	780		780		576		576
Government and government-related debt securities (d)	1,181	8	1,173		997	6	991
Collateralized mortgage obligations and mortgage backed securities (e)	256		256		301		301
Alternative Investments:
Private equity (f)	246			246	206			206
Real estate (g)	49			49	60			60
Other	88			88	98			98
Total	$6,830	$2,986	$3,461	$383	$6,246	$2,726	$3,156	$364

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

(c)	Corporate bonds consist primarily of investment grade bonds from diversified industries.
(d)	Government and government-related debt securities are comprised primarily of inflation-protected US treasuries and, to a lesser extent, other government-related securities.
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

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $400 million to its postretirement benefit plans in 2015, subject to market and business conditions.

Postretirement Benefits Other Than Pensions

Schlumberger provides certain healthcare benefits to certain former US employees who have retired.  During the fourth quarter of 2014 Schlumberger announced that, effective April 1, 2015, it will change the way it provides healthcare coverage to certain retirees who are age 65 and over.  Under the amended plan, these retirees will transfer to individual coverage under the Medicare Exchange.  Schlumberger will subsidize the cost of the program by providing these retirees with a Health Reimbursement Account.  The annual subsidy may be increased based on medical cost inflation, but it will not be increased more than 5% in any given year.  The benefit obligation relating to these retirees represents approximately 66% of Schlumberger’s total accumulated benefit obligation for postretirement benefits other than pensions as of December 31, 2014.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation at December 31,		Net Periodic Benefit Cost for the year
	2014	2013	2014	2013	2012
Discount rate	4.15%	4.85%	4.85%	4.25%	5.00%
Return on plan assets	—	—	7.00%	7.00%	7.00%
Current medical cost trend rate	7.00%	7.25%	7.25%	7.50%	8.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2023	2023	2018

The net periodic benefit cost for the US postretirement medical plan included the following components:

	(Stated in millions)

	2014	2013	2012
Service cost — benefits earned during the period	$43	$48	$29
Interest cost on projected benefit obligation	60	56	58
Expected return on plan assets	(45)	(37)	(30)
Amortization of net loss	1	23	16
Amortization of prior service credit	(4)	(4)	(7)
	$55	$86	$66

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

	(Stated in millions)

	2014	2013
Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of year	$1,247	$1,410
Service cost	43	48
Interest cost	60	56
Contributions by plan participants	6	6
Actuarial losses (gains)	210	(232)
Benefits paid	(46)	(41)
Plan amendments	(299)	—
Benefit obligation at end of year	$1,221	$1,247
Change in Plan Assets
Plan assets at fair value at beginning of year	$731	$576
Company contributions	65	83
Contributions by plan participants	6	6
Benefits paid	(46)	(41)
Actual return on plan assets	98	107
Plan assets at fair value at end of year	$854	$731
Unfunded Liability	$(367)	$(516)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$242	$87
Prior service credit	(307)	(12)
	$(65)	$75

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 60% in equity securities and 40% in debt securities at December 31, 2014. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Assumed health care cost trend rates have a significant effect on the amounts reported for the US postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	(Stated in millions)

	One percentage point increase	One percentage point decrease
Effect on total service and interest cost components	$42	$(17)
Effect on accumulated postretirement benefit obligation	$37	$(33)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan were as follows:

	(Stated in millions)

	Pension Benefits		Postretirement Medical Plan
	US	International
2015	$155	$222	$46
2016	162	240	49
2017	171	256	52
2018	181	274	56
2019	190	290	59
2020 - 2024	1,112	1,675	344

Included in Accumulated other comprehensive loss at December 31, 2014 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated portion of each component of Accumulated other comprehensive loss which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2015 is as follows:

	(Stated in millions)

	Pension Plans	Postretirement Medical Plan
Net actuarial losses	$274	$17
Prior service cost (credit)	$133	$(32)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $749 million, $671 million and $620 million in 2014, 2013 and 2012, respectively.

19. Supplementary Information

Cash paid for interest and income taxes was as follows:

	(Stated in millions)

	2014	2013	2012
Interest	$389	$369	$313
Income taxes	$2,048	$1,729	$1,736

Interest and other income includes the following:

	(Stated in millions)

	2014	2013	2012
Interest income	$51	$33	$30
Earnings of equity method investments	240	132	142
	$291	$165	$172

The change in Allowance for doubtful accounts is as follows:

	(Stated in millions)

	2014	2013	2012
Balance at beginning of year	$384	$202	$177
Provision	39	205	37
Amounts written off	(148)	(23)	(10)
Divestiture of business	—	—	(2)
Balance at end of year	$275	$384	$202

Accounts payable and accrued liabilities are summarized as follows:

	(Stated in millions)

	2014	2013
Payroll, vacation and employee benefits	$1,899	$1,910
Trade	4,344	4,155
Other	3,003	2,772
	$9,246	$8,837

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

The following table summarizes the results of these discontinued operations:

	(Stated in millions)

	2014	2013	2012
Revenue	$—	$102	$1,399
(Loss) income before taxes	$(205)	$(63)	$274
Tax expense	—	(6)	(37)
Net income attributable to noncontrolling interests	—	—	(5)
Gain on divestitures, net of tax	—	—	28
Income (loss) from discontinued operations	$(205)	$(69)	$260

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2014, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Houston, Texas
January 29, 2015

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2014 and 2013.

	(Stated in millions except per share amounts)

		Gross Margin (1), (2)	Net Income attributable to Schlumberger (2)	Earnings per share of Schlumberger (2)
	Revenue			Basic	Diluted
Quarters-2014
First	$11,239	$2,494	$1,592	$1.22	$1.21
Second	12,054	2,785	1,595	1.23	1.21
Third	12,646	2,957	1,949	1.51	1.49
Fourth (3)	12,641	2,950	302	0.24	0.23
	$48,580	$11,182	$5,438	$4.20	$4.16
Quarters-2013
First (4)	$10,570	$2,161	$1,259	$0.95	$0.94
Second (5)	11,182	2,470	2,095	1.58	1.57
Third	11,608	2,682	1,715	1.30	1.29
Fourth (6)	11,906	2,623	1,664	1.27	1.26
	$45,266	$9,935	$6,732	$5.09	$5.05
(1)	Gross margin equals Revenue less Cost of revenue.
(2)	Amounts may not add due to rounding.
(3)	Net income in the fourth quarter of 2014 includes after-tax charges of $1.639 billion.
(4)	Net income in the first quarter of 2013 includes after-tax charges of $92 million.
(5)	Net income in the second quarter of 2013 includes after-tax credits of $683 million.
(6)	Net income in the second quarter of 2013 includes after-tax credits of $122 million.

*	Mark of Schlumberger

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2015 Proxy Statement is incorporated herein by reference.

Schlumberger has a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Schlumberger’s Code of Conduct is posted on its website at www.slb.com/about/codeofconduct.aspx. Schlumberger intends to disclose future amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules at www.slb.com/about/codeofconduct.aspx.

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2014” in Schlumberger’s 2015 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2015 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Board Independence” and “Corporate Governance—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2015 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2015 Proxy Statement is incorporated herein by reference.

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

Date:	January 29, 2015		SCHLUMBERGER LIMITED
		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Director and Chief Executive Officer (Principal Executive Officer)
Paal Kibsgaard

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Simon Ayat

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter L.S. Currie

*	Chairman
Tony Isaac

*	Director
K.V. Kamath

*	Director
Maureen Kempston Darkes

*	Director
Nikolay Kudryavtsev

*	Director
Michael E. Marks

*	Director
Lubna S. Olayan

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Henri Seydoux

/s/ ALEXANDER C. JUDEN	January 29, 2015
*By Alexander C. Juden Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 6, 2011 (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on July 19, 2012 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on July 20, 2012)	3.2

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.1

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.2

First Amendment to Schlumberger Limited Restoration Savings Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.3

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.4

Third Amendment to Schlumberger 1998 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.6

Second Amendment to Schlumberger 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.7

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on April 11, 2012.) (+)	10.8

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.9

Third Amendment to Schlumberger 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.10

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.11

Second Amendment to Schlumberger 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.12

Exhibit
Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 9, 2010) (+)	10.13

First Amendment to Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.14

Form of 2013 Two Year Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.15

Form of 2013 Three Year Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.16

Form of 2014 Three Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (+)	10.17

French Sub-Plan of Schlumberger 2010 Omnibus Stock Incentive Plan for Employees in France (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.18

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.19

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.20

Form of Restricted Stock Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.21

Form of 2013 One Year Performance Share Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (+)	10.22

Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.23

First Amendment to Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.24

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended in June 30, 2014) (+)	10.25

Form of Option Agreement, Non-Qualified Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014) (+)	10.26

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014) (+)	10.27

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Appendix B to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.28

Exhibit

Form of Option Agreement, Capped Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.29

Form of Option Agreement, Capped Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.30

Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.11 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.31

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.12 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.32

Form of Smith International, Inc. 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) (+)	10.33

Employment Agreement dated June 11, 2013 and effective as of July 1, 2013, between Schlumberger Limited and Satish Pai (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.34

Employment Agreement dated February 19, 2013 and effective as of March 1, 2013, between Schlumberger Limited and Kjell-Erik Oestdahl (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.35

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.36

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2

Mine Safety Disclosure (*)	95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements. (*)	101

(*) Exhibits electronically filed with this Form 10-K. All other exhibits incorporated by reference.

(+) Management contracts or compensatory plans or arrangements.