Form 10-Q
period 2015-03-31
SCHLUMBERGER LTD /NV/
filed 2015-04-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,269,726,824

SCHLUMBERGER LIMITED

First Quarter 2015 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)
	Three Months
	Ended March 31,
	2015	2014
Revenue	$10,248	$11,239
Interest & other income	49	76
Expenses
Cost of revenue	8,096	8,745
Research & engineering	267	284
General & administrative	119	106
Restructuring & other	439	—
Interest	82	103
Income before taxes	1,294	2,077
Taxes on income	306	469
Net income	988	1,608
Net income attributable to noncontrolling interests	13	16
Net income attributable to Schlumberger	$975	$1,592

Basic earnings per share of Schlumberger	$0.76	$1.22

Diluted earnings per share of Schlumberger	$0.76	$1.21

Average shares outstanding:
Basic	1,276	1,306
Assuming dilution	1,285	1,318

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)
	Three Months
	Ended March 31,
	2015	2014
Net income	$988	$1,608
Currency translation adjustments
Unrealized net change arising during the period	(113)	(88)
Marketable securities
Unrealized (loss) gain arising during the period	(18)	11
Cash flow hedges
Net (loss) gain on cash flow hedges	(152)	16
Reclassification to net income of net realized loss (gain)	118	(3)
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income of net actuarial loss	74	41
Prior service cost
Amortization to net income of net prior service cost	27	32
Income taxes on pension and other postretirement benefit plans	(15)	(10)
Comprehensive income	909	1,607
Comprehensive income attributable to noncontrolling interests	13	16
Comprehensive income attributable to Schlumberger	$896	$1,591

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)
	Mar. 31,
	2015	Dec. 31,
	(Unaudited)	2014
ASSETS
Current Assets
Cash	$2,121	$3,130
Short-term investments	4,682	4,371
Receivables less allowance for doubtful accounts (2015 - $292; 2014 - $275)	10,443	11,171
Inventories	4,666	4,628
Deferred taxes	156	144
Other current assets	1,326	1,250
	23,394	24,694
Fixed Income Investments, held to maturity	436	442
Investments in Affiliated Companies	3,272	3,235
Fixed Assets less accumulated depreciation	15,135	15,396
Multiclient Seismic Data	850	793
Goodwill	15,512	15,487
Intangible Assets	4,575	4,654
Other Assets	2,237	2,203
	$65,411	$66,904
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,469	$9,246
Estimated liability for taxes on income	1,631	1,647
Long-term debt - current portion	3,180	1,244
Short-term borrowings	648	1,521
Dividends payable	644	518
	14,572	14,176
Long-term Debt	8,898	10,565
Postretirement Benefits	1,419	1,501
Deferred Taxes	1,363	1,296
Other Liabilities	1,293	1,317
	27,545	28,855
Equity
Common stock	12,535	12,495
Treasury stock	(12,263)	(11,772)
Retained earnings	41,669	41,333
Accumulated other comprehensive loss	(4,285)	(4,206)
Schlumberger stockholders' equity	37,656	37,850
Noncontrolling interests	210	199
	37,866	38,049
	$65,411	$66,904

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)
	Three Months Ended Mar. 31,
	2015	2014
Cash flows from operating activities:
Net income	$988	$1,608
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges	439	—
Depreciation and amortization (1)	1,042	1,001
Pension and other postretirement benefits expense	114	86
Stock-based compensation expense	80	77
Pension and other postretirement benefits funding	(120)	(72)
Earnings of equity method investments, less dividends received	(35)	(61)
Change in assets and liabilities: (2)
Decrease (increase) in receivables	793	(202)
Increase in inventories	(52)	(137)
Increase in other current assets	(97)	(181)
Increase in other assets	(60)	(31)
Decrease in accounts payable and accrued liabilities	(1,348)	(592)
(Decrease) increase in estimated liability for taxes on income	(66)	242
Decrease in other liabilities	(57)	(20)
Other	149	119
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,770	1,837
Cash flows from investing activities:
Capital expenditures	(606)	(864)
SPM investments	(109)	(202)
Multiclient seismic data capitalized	(101)	(82)
Business acquisitions and investments, net of cash acquired	(44)	(239)
(Purchase) sale of investments, net	(307)	1,576
Other	(70)	(17)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,237)	172
Cash flows from financing activities:
Dividends paid	(512)	(410)
Proceeds from employee stock purchase plan	144	134
Proceeds from exercise of stock options	38	146
Stock repurchase program	(719)	(899)
Proceeds from issuance of long-term debt	1,572	1,110
Repayment of long-term debt	(1,144)	(1,574)
Net decrease in short-term borrowings	(902)	(222)
Other	(2)	7
NET CASH USED IN FINANCING ACTIVITIES	(1,525)	(1,708)
Net (decrease) increase in cash before translation effect	(992)	301
Translation effect on cash	(17)	(21)
Cash, beginning of period	3,130	3,472
Cash, end of period	$2,121	$3,752

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2015 – March 31, 2015	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2015	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049
Net income			975		13	988
Currency translation adjustments				(113)		(113)
Changes in unrealized gain on marketable securities				(18)		(18)
Changes in fair value of cash flow hedges				(34)		(34)
Pension and other postretirement benefit plans				86		86
Shares sold to optionees, less shares exchanged	(16)	54				38
Vesting of restricted stock	(39)	39				—
Shares issued under employee stock purchase plan	9	135				144
Stock repurchase program		(719)				(719)
Stock-based compensation expense	80					80
Dividends declared ($0.50 per share)			(639)			(639)
Other	6				(2)	4
Balance, March 31, 2015	$12,535	$(12,263)	$41,669	$(4,285)	$210	$37,866

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2014 – March 31, 2014	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2014	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635
Net income			1,592		16	1,608
Currency translation adjustments				(88)		(88)
Changes in unrealized gain on marketable securities				11		11
Changes in fair value of cash flow hedges.				13		13
Pension and other postretirement benefit plans				63		63
Shares sold to optionees, less shares exchanged	(7)	153				146
Vesting of restricted stock	(30)	30				—
Shares issued under employee stock purchase plan	6	128				134
Stock repurchase program		(899)				(899)
Stock-based compensation expense	77					77
Dividends declared ($0.40 per share)			(522)			(522)
Other	8				(6)	2
Balance, March 31, 2014	$12,246	$(8,723)	$39,036	$(2,555)	$176	$40,180

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2015	1,434	(159)	1,275
Shares sold to optionees, less shares exchanged	—	1	1
Vesting of restricted stock	—	1	1
Shares issued under employee stock purchase plan	—	2	2
Stock repurchase program	—	(9)	(9)
Balance, March 31, 2015	1,434	(164)	1,270

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  The December 31, 2014 balance sheet information has been derived from the Schlumberger 2014 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on January 29, 2015.

New Accounting Pronouncement

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

2.   Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during the first quarter of 2015:

•

As a result of the severe fall in activity in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, Schlumberger decided to further reduce its headcount during the first quarter of 2015.  Schlumberger recorded a $390 million charge during the first quarter associated with this headcount reduction as well as an incentivized leave of absence program.

•

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan Bolivares per US dollar, there were two other legal exchange rates that could be obtained via different exchange rate mechanisms.  These changes included the expansion of the SICAD I auction rate and the introduction of what was known as the SICAD II auction process.  The SICAD I and SICAD II exchange rates were approximately 11 and 50 Venezuelan Bolivares to the US dollar, respectively, at December 31, 2014.

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions are denominated in local currency.  Prior to December 31, 2014, Schlumberger had historically applied the official exchange rate to remeasure local currency transactions and balances into US dollars.

Effective December 31, 2014, Schlumberger concluded that it was appropriate to apply the SICAD II exchange rate as it believed this rate best represented the economics of Schlumberger’s business activity in Venezuela.  As a result, Schlumberger recorded a $472 million devaluation charge during the fourth quarter of 2014.

In February 2015, the Venezuelan government replaced SICAD II with a new foreign exchange market system known as SIMADI.  The SIMADI exchange rate was approximately 192 Venezuela Bolivares to the US dollar as of March 31, 2015.  As a result, Schlumberger recorded a $49 million devaluation charge during the first quarter of 2015, reflecting the adoption of the SIMADI exchange rate.

These changes result in a reduction in the US dollar reported amount of local currency denominated revenues, expenses and, consequently, income before taxes and net income in Venezuela.  For example, if Schlumberger had applied an exchange rate of 192 Venezuelan Bolivares to the US dollar throughout 2014, it would have reduced Schlumberger earnings by approximately $0.09 per share.

The following is a summary of these charges:

	(Stated in millions)
	Pretax	Tax	Net	Classification
Workforce reduction	$390	56	$334	Restructuring & other
Currency devaluation loss in Venezuela	49	—	49	Restructuring & other
	$439	$56	$383

 There were no charges or credits recorded during the first quarter of 2014.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

	(Stated in millions, except per share amounts)
	2015			2014
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$975	1,276	$0.76	$1,592	1,306	$1.22
Assumed exercise of stock options	—	5		—	8
Unvested restricted stock	—	4		—	4
Diluted	$975	1,285	$0.76	$1,592	1,318	$1.21

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)
	2015	2014
First Quarter	16	1

4.   Inventories

A summary of inventories follows:

(Stated in millions)
	Mar. 31,	Dec. 31,
	2015	2014
Raw materials & field materials	$2,835	$2,666
Work in process	240	273
Finished goods	1,591	1,689
	$4,666	$4,628

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)
	Mar. 31,	Dec. 31,
	2015	2014
Property, plant & equipment	$37,174	$36,964
Less: Accumulated depreciation	22,039	21,568
	$15,135	$15,396

Depreciation expense relating to fixed assets was $827 million and $793 million in the first quarter of 2015 and 2014, respectively.

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2015 was as follows:

(Stated in millions)

Balance at December 31, 2014	$793
Capitalized in period	101
Charged to expense	(44)
Balance at March 31, 2015	$850

7.   Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2015 were as follows:

	(Stated in millions)
	Reservoir
	Characterization	Drilling	Production	Total
Balance at December 31, 2014	$3,812	$8,488	$3,187	$15,487
Acquisitions	—	31	20	51
Impact of changes in exchange rates	(11)	(7)	(8)	(26)
Balance at March 31, 2015	$3,801	$8,512	$3,199	$15,512

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)
	Mar. 31, 2015			Dec. 31, 2014
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Technology/Technical Know-How	$1,744	$568	$1,176	$1,747	$535	$1,212
Tradenames	1,640	335	1,305	1,641	319	1,322
Customer Relationships	2,530	555	1,975	2,531	523	2,008
Other	377	258	119	380	268	112
	$6,291	$1,716	$4,575	$6,299	$1,645	$4,654

Amortization expense charged to income was $88 million during the first quarter of 2015 and $86 million during the first quarter of 2014.

Based on the net book value of intangible assets at March 31, 2015, amortization charged to income for the subsequent five years is estimated to be: remaining three quarters of 2015—$270 million; 2016—$351 million; 2017—$342 million; 2018—$331 million; 2019—$323 million; and 2020—$302 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)
	Mar. 31,	Dec. 31,
	2015	2014
3.30% Senior Notes due 2021	$1,597	$1,597
3.65% Senior Notes due 2023	1,496	1,495
1.95% Senior Notes due 2016	1,100	1,100
4.20% Senior Notes due 2021	1,100	1,100
1.25% Senior Notes due 2017	1,000	1,000
2.40% Senior Notes due 2022	999	999
1.50% Guaranteed Notes due 2019	561	628
2.65% Senior Notes due 2016	—	500
Commercial paper borrowings	444	1,538
Other	601	608
	$8,898	$10,565

The estimated fair value of Schlumberger’s Long-term Debt at March 31, 2015 and December 31, 2014, based on quoted market prices, was $9.2 billion and $10.7 billion, respectively.

Borrowings under the commercial paper program at March 31, 2015 were $2.0 billion, of which $1.6 billion is classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2014, borrowings under the commercial paper program were $1.5 billion, all of which were classified within Long-term debt in the Consolidated Balance Sheet.

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

This cross currency swap is designated as a fair value hedge of the underlying debt.  This derivative instrument is marked to market with gains and losses recognized in income to largely offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

At March 31, 2015, Schlumberger had fixed rate debt aggregating $8.9 billion and variable rate debt aggregating $3.8 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $5.1 billion at March 31, 2015.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

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

At March 31, 2015, Schlumberger recognized a cumulative net $130 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities which are denominated in currencies other than the functional currency.  While Schlumberger uses foreign currency forward contracts and foreign currency options to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes.  Instead the fair value of the contracts is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income as are changes in fair value of the hedged item.

At March 31, 2015, contracts were outstanding for the US dollar equivalent of $6.3 billion in various foreign currencies, of which $2.5 billion relate to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

	(Stated in millions)
	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Mar. 31,	Dec. 31,
	2015	2014
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$3	$3	Other current assets
Foreign exchange contracts	34	32	Other Assets
	$37	$35

Derivatives not designated as hedges:
Foreign exchange contracts	$22	$5	Other current assets
	$59	$40
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$115	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	138	105	Other Liabilities
Cross currency swap	60	42	Other Liabilities
	$313	$227

Derivatives not designated as hedges:
Foreign exchange contracts	$43	$28	Accounts payable and accrued liabilities
	$356	$255

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)
	Gain (Loss) Recognized in Income
	First Quarter
	2015	2014	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(70)	$(1)	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(118)	$13	Cost of revenue

11.   Income Taxes

Income before taxes subject to US and non-US income taxes was as follows:

(Stated in millions)
	First Quarter
	2015	2014
United States	$165	$524
Outside United States	1,129	1,553
	$1,294	$2,077

Schlumberger recorded pretax charges of $439 million during the three months ended March 31, 2015 ($93 million of charges in the US and $346 million of charges outside the US). See Note 2 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)
	Mar. 31,	Dec. 31,
	2015	2014
Postretirement benefits	$314	$327
Intangible assets	(1,484)	(1,435)
Investments in non-US subsidiaries	(225)	(227)
Other, net	188	183
	$(1,207)	$(1,152)

The above deferred tax balances at March 31, 2015 and December 31, 2014 were net of valuation allowances relating to net operating losses in certain countries of $172 million and $190 million, respectively.

The components of consolidated Taxes on income were as follows:

(Stated in millions)
	First Quarter
	2015	2014
Current:
United States-Federal	$75	$147
United States-State	5	7
Outside United States	248	336
	$328	$490
Deferred:
United States-Federal	$(26)	$7
United States-State	—	(1)
Outside United States	4	(27)
	$(22)	$(21)
	$306	$469

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	First Quarter
	2015	2014
US federal statutory rate	35%	35%
Non-US income taxed at different rates	(12)	(11)
Charges and credits (See Note 2)	3	—
Other	(2)	(1)
	24%	23%

12.   Contingencies

On March 25, 2015, Schlumberger resolved a previously disclosed investigation by the U.S. Department of Justice into past violations of US sanctions regarding its historical operations in Iran and Sudan that occurred between 2004 and 2010.  A non-US subsidiary of Schlumberger has agreed to plead guilty to one criminal count of conspiracy to violate the International Emergency Economic Powers Act.  Under the terms of the plea agreement, Schlumberger will pay a total amount of approximately $233 million in fines, penalties and assessments.  This amount, which has been previously accrued for, is expected to be paid during the second quarter of 2015 and will be reflected within Cash flow used in discontinued operations – operating activities in Schlumberger’s Consolidated Statement of Cash Flows when paid.  All terms of the plea agreement are subject to judicial approval.

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

13.   Segment Information

	(Stated in millions)
	First Quarter 2015		First Quarter 2014
	Revenue	Income before taxes	Revenue	Income before taxes
Reservoir Characterization	$2,550	$655	$2,979	$792
Drilling	3,963	790	4,331	881
Production	3,769	549	3,989	724
Eliminations & other	(34)	(1)	(60)	(29)
Pretax operating income		1,993		2,368
Corporate & other (1)		(192)		(201)
Interest income (2)		8		7
Interest expense (3)		(76)		(97)
Charges and credits (4)		(439)		—
	$10,248	$1,294	$11,239	$2,077

(1)   Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)   Interest income excludes amounts which are included in the segments’ income ($5 million in 2015; $5 million in 2014).

(3)   Interest expense excludes amounts which are included in the segments’ income ($6 million in 2015; $6 million in 2014).

(4) Charges and credits recorded during the first quarter of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

14.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)
	First Quarter
	2015		2014
	US	Int’l	US	Int’l
Service cost — benefits earned during period	$22	$49	$19	$31
Interest cost on projected benefit obligation	41	74	41	72
Expected return on plan assets	(56)	(128)	(52)	(113)
Amortization of prior service cost	5	30	3	30
Amortization of net loss	31	38	20	20
	$43	$63	$31	$40

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)
	First Quarter
	2015	2014
Service cost — benefits earned during period	$11	$11
Interest cost on accumulated postretirement benefit obligation	13	15
Expected return on plan assets	(13)	(11)
Amortization of prior service credit	(8)	(1)
Amortization of net loss	5	1
	$8	$15

15. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)
			Pension and	Unrealized
	Currency		Other	Gain/(Loss) on
	Translation	Cash Flow	Postretirement	Marketable
	Adjustments	Hedges	Benefit Plans	Securities	Total
Balance, January 1, 2015	$(1,531)	$(96)	$(2,589)	$10	$(4,206)
Other comprehensive loss before reclassifications	(113)	(152)	—	(18)	(283)
Amounts reclassified from accumulated other comprehensive loss	—	118	101	—	219
Income taxes	—	—	(15)	—	(15)
Net other comprehensive income (loss)	(113)	(34)	86	(18)	(79)
Balance, March 31, 2015	$(1,644)	$(130)	$(2,503)	$(8)	$(4,285)

	(Stated in millions)
			Pension and	Unrealized
	Currency		Other	Gain on
	Translation	Cash Flow	Postretirement	Marketable
	Adjustments	Hedges	Benefit Plans	Securities	Total
Balance, January 1, 2014	$(1,068)	$29	$(1,691)	$176	$(2,554)
Other comprehensive income (loss) before reclassifications	(88)	16	—	11	(61)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	73	—	70
Income taxes	—	—	(10)	—	(10)
Net other comprehensive income (loss)	(88)	13	63	11	(1)
Balance, March 31, 2014	$(1,156)	$42	$(1,628)	$187	$(2,555)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2015 Compared to Fourth Quarter 2014

Product Groups

	(Stated in millions)
	First Quarter 2015		Fourth Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$2,550	$655	$3,231	$974
Drilling	3,963	790	4,658	966
Production	3,769	549	4,816	889
Eliminations & other	(34)	(1)	(64)	(48)
Pretax operating income		1,993		2,781
Corporate & other (1)		(192)		(221)
Interest income (2)		8		8
Interest expense (3)		(76)		(80)
Charges and credits (4)		(439)		(1,773)
	$10,248	$1,294	$12,641	$715

Geographic Areas

	(Stated in millions)
	First Quarter 2015		Fourth Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$3,222	$416	$4,324	$849
Latin America	1,648	354	2,053	429
Europe/CIS/Africa	2,538	532	3,063	683
Middle East & Asia	2,703	774	3,094	877
Eliminations & other	137	(83)	107	(57)
Pretax operating income		1,993		2,781
Corporate & other (1)		(192)		(221)
Interest income (2)		8		8
Interest expense (3)		(76)		(80)
Charges and credits (4)		(439)		(1,773)
	$10,248	$1,294	$12,641	$715

(1)   Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)   Interest income excludes amounts which are included in the segments’ income ($5 million in the first quarter 2015; $5 million in the fourth quarter in 2014).

(3)   Interest expense excludes amounts which are included in the segments’ income ($6 million in the first quarter 2015; $7 million in the fourth quarter 2014).

(4)   Charges and credits recorded during the first quarter of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.  Refer to Note 3 to the Consolidated Financial Statements included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2014 for details regarding charges and credits during the fourth quarter of 2014.

First-quarter 2015 revenue of $10.2 billion was 19% lower sequentially while pretax operating income of $2.0 billion was lower by 28% sequentially.  Pretax operating margin decreased 255 basis points (bps) to 19.4%.

North America first-quarter revenue of $3.2 billion decreased 25% sequentially. In the US and Western Canada, revenue fell on lower pressure pumping activity and increased pricing pressure, which was precipitated by the sharp drop in the land rig count and the early onset of the Canadian spring break-up. In the US Gulf of Mexico, activity was flat but revenue declined mainly due to lower multiclient sales.

North America pretax operating margin declined 670 bps sequentially to 12.9% on decreased pressure pumping activity and pricing weakness in North America land. North America offshore operating margin declined due to an unfavorable revenue mix resulting from a shift from exploration to development activity and reduced high-margin multiclient sales.

Revenue for the International Areas of $6.9 billion decreased 16% sequentially. Middle East & Asia Area revenue of $2.7 billion declined 13% sequentially due mainly to double-digit drops in China, Asia-Pacific and Australia.  The Middle East GeoMarkets remained robust on new projects and higher activity, but revenue declined on reduced product and software sales following the year-end highs of the previous quarter.  India GeoMarket revenue grew sequentially, while activity in Iraq continued to be muted. Europe/CIS/Africa Area revenue of $2.5 billion fell 17% sequentially due mainly to continued weakness in the Russian ruble and the seasonal activity decline in Russia.  Revenue in the Latin America Area of $1.6 billion dropped 20% due to the exchange rate change in Venezuela and lower activity in Mexico, Brazil and Colombia due to customer budget cuts. These effects, however, were partially offset by slight but steady activity increases in Argentina, Venezuela, Trinidad and the Caribbean.

International Area pretax operating margin of 24.1% was essentially flat sequentially.  Middle East & Asia pretax operating margin increased slightly by 30 bps to 28.6%, Latin America increased 59 bps to 21.5%, and Europe/CIS/Africa fell 133 bps to 21.0%. Despite the severity of the sequential revenue decline and an increasingly unfavorable revenue mix, the impact on margins was minimized by focused execution and prompt action on variable costs.

Reservoir Characterization Group

Sequentially, Reservoir Characterization Group revenue of $2.6 billion declined 21%, primarily due to the overall cut in discretionary and exploration spending and lower multiclient and Schlumberger Information Solutions (SIS) software sales following the year-end highs of the previous quarter.  Wireline revenue decreased on lower exploration activity in the international markets and currency declines in Europe, Norway and Russia.

Pretax operating margin of 25.7% was 447 bps lower sequentially as a result of seasonally lower multiclient and SIS software sales and an unfavorable overall revenue mix reflecting the decline in high-margin exploration activity.

Drilling Group

Sequentially, Drilling Group revenue of $4.0 billion decreased 15% primarily due to the severe drop in rig count in North America and the unfavorable currency effects in Russia and Venezuela, as well as the seasonal activity declines in Russia that mainly affected Drilling & Measurements and M-I SWACO Technologies.  More than 30% of the sequential decline was in North America land due to lower activity and pricing.  Reduced Integrated Project Management (IPM) work in Australia, Mexico and Iraq also contributed to the decrease.

Pretax operating margin of 19.9% declined 80 bps sequentially.  Despite the revenue decline, prompt action on cost management, and the benefit of our local cost structure which minimized the impact of the unfavorable currency effects on pretax operating income, helped limit the sequential pretax operating margin decline.

Production Group

Production Group revenue of $3.8 billion decreased 22% sequentially as a result of lower pressure pumping activity and increased pricing pressure precipitated by the severe drop in land rig count in North America.  More than half of the sequential decrease was attributable to North America land.  Lower Artificial Lift and Completions product sales and unfavorable currency effects also contributed to the sequential decrease.

Pretax operating margin of 14.6% declined 389 bps sequentially as lower activity and increasing pricing pressure took hold during the first quarter of 2015, particularly in the North America land market.  Despite the severe revenue decline, prompt cost management actions, including alignment of resources with activity, limited the sequential pretax operating margin decline.

First Quarter 2015 Compared to First Quarter 2014

Product Groups

	(Stated in millions)
	First Quarter 2015		First Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
Reservoir Characterization	$2,550	$655	$2,979	$792
Drilling	3,963	790	4,331	881
Production	3,769	549	3,989	724
Eliminations & other	(34)	(1)	(60)	(29)
Pretax operating income		1,993		2,368
Corporate & other (1)		(192)		(201)
Interest income (2)		8		7
Interest expense (3)		(76)		(97)
Charges and credits (4)		(439)		—
	$10,248	$1,294	$11,239	$2,077

Geographic Areas

	(Stated in millions)
	First Quarter 2015		First Quarter 2014
	Revenue	Income Before Taxes	Revenue	Income Before Taxes
North America	$3,222	$416	$3,684	$683
Latin America	1,648	354	1,758	371
Europe/CIS/Africa	2,538	532	2,881	585
Middle East & Asia	2,703	774	2,845	749
Eliminations & other	137	(83)	71	(20)
Pretax operating income		1,993		2,368
Corporate & other (1)		(192)		(201)
Interest income (2)		8		7
Interest expense (3)		(76)		(97)
Charges and credits (4)		(439)		—
	$10,248	$1,294	$11,239	$2,077

(1)   Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)   Interest income excludes amounts which are included in the segments’ income ($5 million in 2015; $5 million in 2014).

(3)   Interest expense excludes amounts which are included in the segments’ income ($6 million in 2015; $6 million in 2014).

(4)   Charges and credits recorded during the first quarter of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2015 revenue of $10.2 billion was 9% lower year-on-year. International revenue of $6.9 billion decreased 8% while North America Area revenue of $3.2 billion decreased 13%.

International Area activity was lower as customers cut budgets in response to lower commodity prices and revenue declined due to the fall of certain local currencies against the US dollar. The decrease was most significant in the Europe/CIS/Africa Area where revenue of $2.5 billion was down 12%, mainly due to the weakness in the Russian ruble as well as the deceleration of exploration related customer spending.  In North Africa, work has progressed with slow signs of increasing activity while Libya was limited to offshore locations as onshore operations were largely shutdown for the quarter.  In Latin America, revenue of $1.6 billion decreased 6% due to lower activity in Mexico, as a result of customer budget cuts, and due to the devaluation of the Venezuela bolivar. These effects were partially offset by slight activity increases in Argentina, Ecuador and Venezuela.  In Middle East & Asia, revenue of $2.7 billion decreased 5% due to a double-digit drop in revenue in the Asia-Pacific region including Australia.  This decline was partially offset by robust activity in the Gulf Cooperation Council countries in the Middle East, although Iraq activity continue to be muted. In North America, revenue of $3.2 billion decreased 13% due mainly to land while offshore was flat year-on-year.  The decrease in land was driven by declines in both activity and pricing, as spending by customers was cut and the land rig count declined 30%.  Offshore activity in the US Gulf of Mexico remained resilient despite a steady change in service mix from exploration towards development driven by customer budget cuts.

First-quarter 2015 pretax operating income of $2.0 billion decreased 16% versus the same period last year. International pretax operating income of $1.7 billion decreased 3%, while North America Area pretax operating income of $0.4 billion decreased 39%.

First-quarter 2015 pretax operating margin of 19.4% decreased 162 bps versus the same period last year, as International pretax operating margin expanded 131 bps to 24.1% and the North America Area pretax operating margin contracted 561 bps to 12.9%.  Despite the severity of the revenue decline and an increasingly unfavorable shift in revenue mix, the impact on margins was minimized by focused execution and prompt action on all variable cost categories.  The North America margin contraction was due to the severe declines in both activity and pricing.

Reservoir Characterization Group

First-quarter 2015 revenue of $2.6 billion was 14% lower year-on-year due to customer cuts in discretionary and exploration spending which resulted in weaker wireline activity and lower software and multiclient sales.  Revenue was also impacted by currency declines in Europe, Norway and Russia.

Year-on-year, pretax operating margin decreased by 89 bps to 25.7% due to reduced higher-margin multiclient and software sales and an unfavorable overall revenue mix reflecting the decline in high-margin exploration activity.

Drilling Group

First-quarter 2015 revenue of $4.0 billion was 8% lower than the previous year primarily due to the severe drop in rig count in North America land and unfavorable currency effects in Russia and Venezuela that mainly affected Drilling & Measurements and M-I SWACO Technologies.  Reduced IPM work in Australia, Mexico and Iraq also contributed to the decrease.

Year-on-year, pretax operating margin decreased 41 bps to 19.9%.  Despite the revenue decline, prompt action on cost management, and the benefit of our local cost structure, which minimized the impact of the unfavorable currency effects on pretax operating income, helped limit the pretax operating margin decline.

Production Group

First-quarter 2015 revenue of $3.8 billion decreased 6% year-on-year mostly from Well Services pressure pumping technologies driven by activity and pricing declines in all basins in North America land.  This decline, was partially offset by growth in completions and the expanding artificial lift business.

Year-on-year, pretax operating margin decreased 359 bps to 14.6% as a result of lower activity and the impact of pricing pressure, particularly in the North America land market.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)
	First Quarter
	2015	2014
Equity in net earnings of affiliated companies	$35	$64
Interest income	14	12
	$49	$76

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2015 and 2014 were as follows:

	First Quarter
	2015	2014
Research & engineering	2.5%	2.5%
General & administrative	1.2%	0.9%

The effective tax rate for the first quarter of 2015 was 23.6% compared to 22.6% for the same period of the prior year.  The effective tax rate for the first quarter of 2015 was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements.  Excluding the impact of the charges and credits, the effective tax rate for the first quarter of 2015 was 20.9%.  The decrease in the effective tax rate, excluding the impact of charges and credits, was primarily attributable to the geographic mix of earnings, as Schlumberger generated a smaller portion of its pretax earnings in North America during the first quarter of 2015 as compared to the same period last year.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during the first quarter of 2015.  These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

The following is a summary of the first quarter 2015 charges and credits:

	(Stated in millions)
	Pretax	Tax	Net	Classification
Workforce reduction	$390	56	$334	Restructuring & other
Currency devaluation loss in Venezuela	49	—	49	Restructuring & other
	$439	$56	$383

There were no charges or credits recorded during the first quarter of 2014.

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

(Stated in millions)
	Three Months ended Mar. 31,
	2015	2014
Net income	$988	$1,608
Restructuring and other charges	439	—
Depreciation and amortization (1)	1,042	1,001
Earnings of equity method investments, less dividends received	(35)	(61)
Pension and other postretirement benefits expense	114	86
Stock-based compensation expense	80	77
Pension and other postretirement benefits funding	(120)	(72)
Increase in working capital	(770)	(870)
Other	32	68
Cash flow from operations	1,770	1,837
Capital expenditures	(606)	(864)
SPM investments	(109)	(202)
Multiclient seismic data capitalized	(101)	(82)
Free cash flow (2)	954	689
Stock repurchase program	(719)	(899)
Dividends paid	(512)	(410)
Proceeds from employee stock plans	182	280
	(95)	(340)
Business acquisitions and investments, net of cash acquired plus debt assumed	(79)	(239)
Other	74	(31)
Increase in Net Debt	(100)	(610)
Net Debt, Beginning of period	(5,387)	(4,443)
Net Debt, End of period	$(5,487)	$(5,053)
(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)

“Free cash flow” represents cash flow from operations less capital expenditures, SPM investments and multiclient seismic data capitalized.  Management believes that this is an important measure because it represents funds available to reduce debt and pursue opportunities that enhance shareholder value, such as acquisitions and returning cash to shareholders through stock repurchases and dividends.

	(Stated in millions)
	Mar 31,	Mar. 31,	Dec. 31,
Components of Net Debt	2015	2014	2014
Cash	$2,121	$3,752	$3,130
Short-term investments	4,682	3,326	4,371
Fixed income investments, held to maturity	436	358	442
Long-term debt – current portion	(3,180)	(628)	(1,244)
Short-term borrowings	(648)	(741)	(1,521)
Long-term debt	(8,898)	(11,120)	(10,565)
	$(5,487)	$(5,053)	$(5,387)

Key liquidity events during the first three months of 2015 and 2014 included:

•

On July 18, 2013, the Board approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  Schlumberger had repurchased $7.1 billion of shares under this new share repurchase program as of March 31, 2015.

The following table summarizes the activity under this share repurchase program:

	(Stated in millions, except per share amounts)
	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
First quarter 2015	$719	8.7	$82.98
First quarter 2014	$899	10.0	$90.31
•

Capital expenditures were $0.6 billion during the first quarter of 2015 compared to $0.9 billion during the first quarter of 2014.  Capital expenditures for full-year 2015 are expected to be approximately $2.5 billion, as compared to expenditures of $4.0 billion in 2014.

At times in recent years, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries.  At March 31, 2015, only four of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance, of which only one (the United States), represented greater than 10%.

On January 20, 2015, Schlumberger announced that it has entered into an agreement to acquire a minority ownership of approximately 46% in Eurasia Drilling Company Limited, the largest provider of onshore drilling services in Russia.  The total cost of this transaction, including an option which will allow Schlumberger, at its election, to purchase the remaining shares during a two-year period commencing on the third anniversary of the closing of the transaction, is approximately $1.7 billion in cash.  This transaction is expected to close during the second quarter of 2015.

As disclosed in Note 12 to the Consolidated Financial Statements, Schlumberger expects to make a $233 million payment to the Department of Justice during the second quarter of 2015.

As of March 31, 2015, Schlumberger had $6.8 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $1.8 billion was available and unused as of March 31, 2015.  The $3.8 billion of committed debt facility agreements included $3.5 billion of committed facilities that support commercial paper programs.  Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at March 31, 2015 were $2.0 billion.

Other Matters

As previously disclosed, during the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran.  Prior to this, certain non-U.S. subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).  The results of this business were classified as a discontinued operations.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world, including in Russia and the Ukraine; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our first-quarter 2015 earnings release, our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Schlumberger’s exposure to market risk has not changed materially since December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 12—Contingencies, in the Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On July 18, 2013, the Schlumberger Board of Directors approved a $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2015 was as follows:

	(Stated in thousands, except per share amounts)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2015	—	$—	—	$3,605,238
February 1 through February 28, 2015	1,136.6	$85.82	1,136.6	$3,507,690
March 1 through March 31, 2015	7,525.0	$82.55	7,525.0	$2,886,467
	8,661.6	$82.98	8,661.6

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	April 22, 2015	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory