Form 10-Q
period 2015-06-30
SCHLUMBERGER LTD /NV/
filed 2015-07-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,265,449,047

SCHLUMBERGER LIMITED

Second Quarter 2015 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2015	2014	2015	2014
Revenue	$9,010	$12,054	$19,258	$23,294
Interest & other income	47	64	96	141
Expenses
Cost of revenue	7,136	9,269	15,231	18,017
Research & engineering	279	309	546	593
General & administrative	120	123	239	228
Restructuring & other	-	-	439	-
Interest	86	90	169	193
Income before taxes	1,436	2,327	2,730	4,404
Taxes on income	302	506	608	975
Income from continuing operations	1,134	1,821	2,122	3,429
Loss from discontinued operations	-	(205)	-	(205)
Net income	1,134	1,616	2,122	3,224
Net income attributable to noncontrolling interests	10	21	23	37
Net income attributable to Schlumberger	$1,124	$1,595	$2,099	$3,187

Schlumberger amounts attributable to:
Income from continuing operations	1,124	1,800	2,099	3,392
Loss from discontinued operations	-	(205)	-	(205)
Net income	$1,124	$1,595	$2,099	$3,187

Basic earnings per share of Schlumberger
Income from continuing operations	$0.89	$1.38	$1.65	$2.60
Loss from discontinued operations	-	(0.16)	-	(0.16)
Net income (1)	$0.89	$1.23	$1.65	$2.45

Diluted earnings per share of Schlumberger
Income from continuing operations	$0.88	$1.37	$1.64	$2.58
Loss from discontinued operations	-	(0.16)	-	(0.16)
Net income	$0.88	$1.21	$1.64	$2.42

Average shares outstanding:
Basic	1,269	1,300	1,273	1,303
Assuming dilution	1,280	1,315	1,282	1,316

(1) Amounts may not add due to rounding.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
Net income	$1,134	$1,616	$2,122	$3,224
Currency translation adjustments
Unrealized net change arising during the period	19	58	(94)	(30)
Marketable securities
Unrealized gain (loss) arising during the period	8	19	(10)	30
Cash flow hedges
Net gain (loss) on cash flow hedges	42	(3)	(110)	13
Reclassification to net income of net realized loss	22	9	140	6
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income of net actuarial loss	69	59	143	100
Prior service cost
Amortization to net income of net prior service cost	24	24	51	56
Income taxes on pension and other postretirement benefit plans	(7)	(10)	(22)	(20)
Comprehensive income	1,311	1,772	2,220	3,379
Comprehensive income attributable to noncontrolling interests	10	21	23	37
Comprehensive income attributable to Schlumberger	$1,301	$1,751	$2,197	$3,342

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2015	Dec. 31,
	(Unaudited)	2014
ASSETS
Current Assets
Cash	$3,541	$3,130
Short-term investments	3,733	4,371
Receivables less allowance for doubtful accounts (2015 - $282; 2014 - $275)	9,569	11,171
Inventories	4,581	4,628
Deferred taxes	168	144
Other current assets	1,269	1,250
	22,861	24,694
Fixed Income Investments, held to maturity	469	442
Investments in Affiliated Companies	3,362	3,235
Fixed Assets less accumulated depreciation	14,848	15,396
Multiclient Seismic Data	913	793
Goodwill	15,525	15,487
Intangible Assets	4,525	4,654
Other Assets	2,250	2,203
	$64,753	$66,904
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	7,479	9,246
Estimated liability for taxes on income	1,424	1,647
Long-term debt - current portion	2,092	1,244
Short-term borrowings	2,139	1,521
Dividends payable	640	518
	13,774	14,176
Long-term Debt	9,110	10,565
Postretirement Benefits	1,348	1,501
Deferred Taxes	1,333	1,296
Other Liabilities	1,003	1,317
	26,568	28,855
Equity
Common stock	12,586	12,495
Treasury stock	(12,671)	(11,772)
Retained earnings	42,158	41,333
Accumulated other comprehensive loss	(4,108)	(4,206)
Schlumberger stockholders' equity	37,965	37,850
Noncontrolling interests	220	199
	38,185	38,049
	$64,753	$66,904

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended Jun. 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,122	$3,224
Add: Loss from discontinued operations	-	205
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges	439	-
Depreciation and amortization (1)	2,089	1,997
Pension and other postretirement benefits expense	217	190
Stock-based compensation expense	167	162
Pension and other postretirement benefits funding	(214)	(127)
Earnings of equity method investments, less dividends received	(65)	(90)
Change in assets and liabilities: (2)
Decrease (increase) in receivables	1,682	(590)
Decrease (increase) in inventories	39	(90)
(Increase) decrease in other current assets	(13)	82
Decrease (increase) in other assets	3	(60)
Decrease in accounts payable and accrued liabilities	(2,126)	(515)
(Decrease) increase in estimated liability for taxes on income	(419)	23
Decrease in other liabilities	(86)	(204)
Other	249	12
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,084	4,219
Cash flows from investing activities:
Capital expenditures	(1,193)	(1,786)
SPM investments	(222)	(377)
Multiclient seismic data capitalized	(221)	(154)
Business acquisitions and investments, net of cash acquired	(171)	(471)
Sale of investments, net	610	349
Other	(119)	3
NET CASH USED IN INVESTING ACTIVITIES	(1,316)	(2,436)
Cash flows from financing activities:
Dividends paid	(1,151)	(932)
Proceeds from employee stock purchase plan	144	134
Proceeds from exercise of stock options	112	358
Stock repurchase program	(1,239)	(2,074)
Proceeds from issuance of long-term debt	1,779	1,979
Repayment of long-term debt	(2,340)	(2,104)
Net increase (decrease) in short-term borrowings	586	(302)
Other	(2)	(32)
NET CASH USED IN FINANCING ACTIVITIES	(2,111)	(2,973)
CASH FLOWS USED BY DISCONTINUED OPERATIONS - OPERATING ACTIVITIES	(233)	-
Net increase (decrease) in cash before translation effect	424	(1,190)
Translation effect on cash	(13)	(15)
Cash, beginning of period	3,130	3,472
Cash, end of period	$3,541	$2,267

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2015 – June 30, 2015	Issued	In Treasury	Earnings	Loss	Interest	Total
Balance, January 1, 2015	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049
Net income			2,099		23	2,122
Currency translation adjustments				(94)		(94)
Changes in unrealized gain on marketable securities				(10)		(10)
Changes in fair value of cash flow hedges				30		30
Pension and other postretirement benefit plans				172		172
Shares sold to optionees, less shares exchanged	(25)	137				112
Vesting of restricted stock	(67)	67				-
Shares issued under employee stock purchase plan	9	135				144
Stock repurchase program		(1,239)				(1,239)
Stock-based compensation expense	167					167
Dividends declared ($1.00 per share)			(1,274)			(1,274)
Other	7	1			(2)	6
Balance, June 30, 2015	$12,586	$(12,671)	$42,158	$(4,108)	$220	$38,185

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2014 – June 30, 2014	Issued	In Treasury	Earnings	Loss	Interest	Total
Balance, January 1, 2014	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635
Net income			3,187		37	3,224
Currency translation adjustments				(30)		(30)
Changes in unrealized gain on marketable securities				30		30
Changes in fair value of cash flow hedges				19		19
Pension and other postretirement benefit plans				136		136
Shares sold to optionees, less shares exchanged	(12)	370				358
Vesting of restricted stock	(54)	54				-
Shares issued under employee stock purchase plan	6	128				134
Stock repurchase program		(2,074)				(2,074)
Stock-based compensation expense	162					162
Dividends declared ($0.80 per share)			(1,042)			(1,042)
Shares issued for acquisition	72	141				213
Other	(28)	2			(37)	(63)
Balance, June 30, 2014	$12,338	$(9,514)	$40,111	$(2,399)	$166	$40,702

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2015	1,434	(159)	1,275
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(14)	(14)
Balance, June 30, 2015	1,434	(169)	1,265

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  The December 31, 2014 balance sheet information has been derived from the Schlumberger 2014 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on January 29, 2015.

Certain prior period items have been reclassified to conform to the current period presentation.

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  Schlumberger is required to adopt this ASU no later than January 1, 2018 with early adoption permitted on January 1, 2017.  Schlumberger does not expect this ASU to have a material impact on its consolidated financial statements.

2.   Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during the first quarter of 2015:

•

As a result of the severe fall in activity in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, Schlumberger decided to reduce its headcount during the first quarter of 2015.  Schlumberger recorded a $390 million charge during the first quarter associated with this headcount reduction as well as an incentivized leave of absence program.

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

Although the functional currency of Schlumberger’s operations in Venezuela is the US dollar, a portion of the transactions in Venezuela are denominated in local currency.  Prior to December 31, 2014, Schlumberger had applied the official exchange rate to remeasure local currency transactions and balances into US dollars.

Effective December 31, 2014, Schlumberger concluded that it was appropriate to apply the SICAD II exchange rate, as it believed this rate best represented the economics of Schlumberger’s business activity in Venezuela.  As a result, Schlumberger recorded a $472 million devaluation charge during the fourth quarter of 2014.

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

The following is a summary of these charges:

	(Stated in millions)

	Pretax	Tax	Net	Classification
Workforce reduction	$390	$56	$334	Restructuring & other
Currency devaluation loss in Venezuela	49	-	49	Restructuring & other
	$439	$56	$383

There were no charges or credits recorded during the second quarter of 2015 or the first six months of 2014.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2015			2014
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Second Quarter
Basic	$1,124	$1,269	$0.89	$1,800	$1,300	$1.38
Assumed exercise of stock options	-	7		-	11
Unvested restricted stock	-	4		-	4
Diluted	$1,124	$1,280	$0.88	$1,800	$1,315	$1.37

	2015			2014
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Six Months
Basic	$2,099	$1,273	$1.65	$3,392	$1,303	$2.60
Assumed exercise of stock options	-	5		-	9
Unvested restricted stock	-	4		-	4
Diluted	$2,099	$1,282	$1.64	$3,392	$1,316	$2.58

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2015	2014
Second Quarter	11	-
Six Months	13	5

4.   Inventories

A summary of inventories follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2015	2014
Raw, materials & field materials	$2,774	$2,666
Work in progress	225	273
Finished goods	1,582	1,689
	$4,581	$4,628

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2015	2014
Property, plant & equipment	$37,332	$36,964
Less: Accumulated depreciation	22,484	21,568
	$14,848	$15,396

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2015	2014
Second Quarter	$819	$800
Six Months	1,646	1,593

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2015 was as follows:

(Stated in millions)

Balance at December 31, 2014	$793
Capitalized in period	221
Charged to expense	(101)
Balance at June 30, 2015	$913

7.   Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2015 were as follows:

	(stated in millions)

	Reservoir
	Characterization	Drilling	Production	Total
Balance at December 31, 2014	$3,812	$8,488	$3,187	$15,487
Acquisitions	-	30	30	60
Impact of changes in exchange rates	(9)	(6)	(7)	(22)
Balance at June 30, 2015	$3,803	$8,512	$3,210	$15,525

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2015			Dec. 31, 2014
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Technology/Technical Know-How	$1,734	$592	$1,142	$1,747	$535	$1,212
Tradenames	1,640	352	1,288	1,641	319	1,322
Customer Relationships	2,537	591	1,946	2,531	523	2,008
Other	416	267	149	380	268	112
	$6,327	$1,802	$4,525	$6,299	$1,645	$4,654

Amortization expense charged to income was as follows:

(Stated in millions)

	2015	2014
Second Quarter	$93	$86
Six Months	$179	$169

Based on the net book value of intangible assets at June 30, 2015, amortization charged to income for the subsequent five years is estimated to be: remainder of 2015—$174 million; 2016—$355 million; 2017—$347 million; 2018—$336 million; 2019—$327 million; and 2020—$306 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2015	2014
3.30% Senior Notes due 2021	$1,597	$1,597
3.65% Senior Notes due 2023	1,496	1,495
1.95% Senior Notes due 2016	1,100	1,100
4.20% Senior Notes due 2021	1,100	1,100
1.25% Senior Notes due 2017	1,000	1,000
2.40% Senior Notes due 2022	999	999
1.50% Guaranteed Notes due 2019	576	628
2.65% Senior Notes due 2016	-	500
Commercial paper borrowings	510	1,538
Other	732	608
	$9,110	$10,565

The estimated fair value of Schlumberger’s Long-term Debt at June 30, 2015 and December 31, 2014, based on quoted market prices, was $9.3 billion and $10.7 billion, respectively.

Borrowings under the commercial paper program at June 30, 2015 were $0.9 billion, of which $0.4 billion is classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2014, borrowings under the commercial paper program were $1.5 billion, all of which were classified within Long-term Debt in the Consolidated Balance Sheet.

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

At June 30, 2015, Schlumberger had fixed rate debt aggregating $8.9 billion and variable rate debt aggregating $4.4 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $4.2 billion at June 30, 2015.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in more than 85 countries. Schlumberger’s functional currency is primarily the US dollar.  However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies.  Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

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

At June 30, 2015, Schlumberger recognized a cumulative net $66 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities which are denominated in currencies other than the functional currency.  While Schlumberger uses foreign currency forward contracts and foreign currency options to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes.  Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet, and changes in the fair value are recognized in the Consolidated Statement of Income as are changes in fair value of the hedged item.

At June 30, 2015, contracts were outstanding for the US dollar equivalent of $6.0 billion in various foreign currencies, of which $2.5 billion relate to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Jun. 30,	Dec. 31,
	2015	2014
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$5	$3	Other current assets
Foreign exchange contracts	9	32	Other Assets
	$14	$35

Derivatives not designated as hedges:
Foreign exchange contracts	$22	$5	Other current assets
	$36	$40
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$58	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	63	105	Other Liabilities
Cross currency swap	20	42	Other Liabilities
	$141	$227

Derivatives not designated as hedges:
Foreign exchange contracts	$4	$28	Accounts payable and accrued liabilities
	$145	$255

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2015	2014	2015	2014	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$19	$(8)	$(51)	$(9)	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$57	$(8)	$(61)	$5	Cost of revenue

11.   Income Taxes

Income before taxes subject to US and non-US income taxes was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
United States	$115	$625	$280	$1,150
Outside United States	1,321	1,702	2,450	3,254
	$1,436	$2,327	$2,730	$4,404

Schlumberger recorded pretax charges of $439 million during the six months ended June 30, 2015 ($93 million of charges in the US and $346 million of charges outside the US). See Note 2 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2015	2014
Postretirement benefits	$299	$327
Intangible assets	(1,470)	(1,435)
Investments in non-US subsidiaries	(188)	(263)
Other, net	194	219
	$(1,165)	$(1,152)

The above deferred tax balances at June 30, 2015 and December 31, 2014 were net of valuation allowances relating to net operating losses in certain countries of $158 million and $190 million, respectively.

The components of consolidated Taxes on income were as follows:

(Stated in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
Current:
United States-Federal	$41	$131	$116	$278
United States-State	9	12	14	19
Outside United States	302	355	550	691
	352	498	680	988
Deferred:
United States-Federal	$(3)	$4	$(29)	$11
United States-State	(1)	3	(1)	2
Outside United States	(25)	1	(21)	(26)
Valuation Allowance	(21)	-	(21)	-
	(50)	8	(72)	(13)
	$302	$506	$608	$975

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2015	2014	2015	2014
US federal statutory rate	35%	35%	35%	35%
Non-US income taxed at different rates	(13)	(11)	(12)	(11)
Charges and credits (See Note 2)	-	-	1	-
Other	(1)	(2)	(2)	(2)
	21%	22%	22%	22%

12.   Contingencies

During 2015, Schlumberger resolved a previously disclosed investigation by the U.S. Department of Justice into past violations of US sanctions regarding its historical operations in Iran and Sudan that occurred between 2004 and 2010.  A non-US subsidiary of Schlumberger pleaded guilty to one criminal count of conspiracy to violate the International Emergency Economic Powers Act.  Under the terms of the plea agreement, Schlumberger paid a total amount of approximately $233 million in fines, penalties and assessments during the second quarter of 2015, which had been previously accrued.  This payment is reflected within Cash flows used in discontinued operations – operating activities in Schlumberger’s Consolidated Statement of Cash Flows.

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

13.   Segment Information

		(Stated in millions)

	Second Quarter 2015		Second Quarter 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$2,425	$642	$3,231	$933
Drilling	3,511	685	4,653	981
Production	3,103	397	4,208	710
Eliminations & other	(29)	(16)	(38)	(3)
Pretax operating income		1,708		2,621
Corporate & other (1)		(199)		(216)
Interest income (2)		6		8
Interest expense (3)		(79)		(86)
	$9,010	$1,436	$12,054	$2,327

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in 2015; $5 million in 2014).

(3)   Interest expense excludes amounts which are included in the segments’ income ($7 million in 2015; $4 million in 2014).

		(Stated in millions)

	Six Months 2015		Six Months 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$4,977	$1,297	$6,214	$1,726
Drilling	7,474	1,475	8,984	1,862
Production	6,870	946	8,193	1,433
Eliminations & other	(63)	(17)	(97)	(32)
Pretax operating income		3,701		4,989
Corporate & other (1)		(390)		(417)
Interest income (2)		14		15
Interest expense (3)		(156)		(183)
Charges and credits (4)		(439)		-
	$19,258	$2,730	$23,294	$4,404

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($11 million in 2015; $10 million in 2014).

(3)   Interest expense excludes amounts which are included in the segments’ income ($13 million in 2015; $10 million in 2014).

(4) Charges and credits recorded during the six months of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

14.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Second Quarter				Six Months
	2015		2014		2015		2014
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$21	$50	$16	$29	$43	$99	$35	$60
Interest cost	44	75	35	56	85	149	76	128
Expected return on plan assets	(59)	(129)	(44)	(88)	(115)	(257)	(96)	(200)
Amortization of prior service cost	1	31	3	22	6	61	6	52
Amortization of net loss	31	36	24	32	62	74	44	52
	$38	$63	$34	$51	$81	$126	$65	$92

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
Service cost	$10	$11	$21	$22
Interest cost	11	15	24	30
Expected return on plan assets	(13)	(10)	(26)	(21)
Amortization of prior service credit	(8)	(1)	(16)	(2)
Amortization of net loss	2	3	7	4
	$2	$18	$10	$33

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2015	$(1,531)	$10	$(96)	$(2,589)	$(4,206)
Other comprehensive loss before reclassifications	(94)	(10)	(110)	-	(214)
Amounts reclassified from accumulated other comprehensive loss	-	-	140	194	334
Income taxes	-	-	-	(22)	(22)
Net other comprehensive income (loss)	(94)	(10)	30	172	98
Balance, June 30, 2015	$(1,625)	$-	$(66)	$(2,417)	$(4,108)

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2014	$(1,068)	$176	$29	$(1,691)	$(2,554)
Other comprehensive (loss) income before reclassifications	(30)	30	13	-	13
Amounts reclassified from accumulated other comprehensive loss	-	-	6	156	162
Income taxes	-	-	-	(20)	(20)
Net other comprehensive income (loss)	(30)	30	19	136	155
Balance, June 30, 2014	$(1,098)	$206	$48	$(1,555)	$(2,399)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2015 Compared to First Quarter 2015

Product Groups

		(Stated in millions)

	Second Quarter 2015		First Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	2,425	642	2,552	655
Drilling	3,511	685	3,963	790
Production	3,103	397	3,767	549
Eliminations & other	(29)	(16)	(34)	(1)
Pretax operating income		1,708		1,993
Corporate & other (1)		(199)		(192)
Interest income (2)		6		8
Interest expense (3)		(79)		(76)
Charges and credits (4)		-		(439)
	9,010	1,436	10,248	1,294

Geographic Areas

		(Stated in millions)

	Second Quarter 2015		First Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	2,361	242	3,222	416
Latin America	1,537	343	1,648	354
Europe/CIS/Africa	2,413	513	2,538	532
Middle East & Asia	2,575	740	2,703	774
Eliminations & other	124	(130)	137	(83)
Pretax operating income		1,708		1,993
Corporate & other (1)		(199)		(192)
Interest income (2)		6		8
Interest expense (3)		(79)		(76)
Charges and credits (4)		-		(439)
	9,010	1,436	10,248	1,294

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in the second quarter 2015; $5 million   in the first quarter in 2015).

(3)  Interest expense excludes amounts which are included in the segments’ income ($7 million in the second quarter 2015; $6 million in the first quarter 2015).

(4) Charges and credits recorded during the first quarter of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2015 revenue of $9.0 billion was 12% lower sequentially while pretax operating income of $1.7 billion was 14% lower sequentially.  Pretax operating margin decreased 49 basis points (bps) to 19.0%.

North America second-quarter revenue of $2.4 billion decreased 27% sequentially. In the US and Western Canada, revenue fell on lower pressure pumping activity and persistent pricing pressure as the land rig count dropped 40%, exacerbated by the early onset of the Canadian spring break-up. In the US Gulf of Mexico, revenue declined as the deepwater rig count decreased and activity shifted from exploration to development and completion.  On land, pricing fell to unsustainable levels in some basins leading to pressure pumping equipment being stacked and crews reassigned. In other basins, hydraulic fracturing fleet deployment was maintained in pursuit of market share and new technology opportunities.

North America pretax operating margin declined 268 bps sequentially to 10.2% on decreased pressure pumping activity and pricing weakness on land. Offshore operating margin declined due to an unfavorable revenue mix as a result of the shift from high-margin deepwater exploration work to development and completion activity.  Despite the severity of the revenue decline in North America, focused execution and prompt action on cost management limited the sequential margin decline.

Revenue for the International Areas of $6.5 billion decreased 5% sequentially, driven by customer budget cuts and continued pricing concessions. Middle East & Asia Area revenue of $2.6 billion declined 5% sequentially, mainly due to lower activity in Asia-Pacific and Australia from customer exploration budget cuts.  Activity in India declined on project delays while activities in Iraq and China remained muted.  The Middle East GeoMarkets remained robust on higher activity, particularly in Saudi Arabia, the United Arab Emirates and Kuwait, but revenue in the region declined slightly as pricing concessions affected results for a full quarter.   Europe/CIS/Africa Area revenue of $2.4 billion decreased 5% sequentially, primarily due to Sub-Saharan Africa as exploration decreased and offshore rigs demobilized. Customer budget pressure in Angola and delays in Nigeria also affected results.  Russia rebounded on a seasonal increase in conventional land activity while the Russian ruble slightly recovered. North Sea revenue declined on lower rig count, pricing pressure and a continued shift from exploration to development activity.  North Africa activity increased slightly while work in Libya continued to be limited as the security situation remained unchanged. Revenue in the Latin America Area of $1.5 billion dropped 7% on lower activity in Mexico, Brazil and Colombia due to sustained customer budget cuts.  This reduction was partially offset by strong exploration and a ramp-up of activity in the Venezuela, Trinidad and Tobago GeoMarket.  Activities in Argentina and Ecuador remained resilient.

International Area pretax operating margin of 24.5% increased 35 bps sequentially.  Middle East & Asia pretax operating margin increased slightly by 8 bps to 28.7%, Latin America expanded 81 bps to 22.3%, and Europe/CIS/Africa grew 29 bps to 21.3%.

Reservoir Characterization Group

Reservoir Characterization Group revenue of $2.4 billion declined 5% sequentially, primarily due to sustained cuts in exploration spending that impacted Wireline and Testing Services activities in Europe/CIS & Africa, the US Gulf of Mexico, and Australia. This decline was partially offset by increased software license sales and by WesternGeco revenue that improved slightly on higher land seismic activity in North Africa and the United Arab Emirates.

Pretax operating margin of 26.5% was 84 bps higher sequentially as an unfavorable revenue mix was offset by increased higher-margin software license sales.

Drilling Group

Drilling Group revenue of $3.5 billion decreased 11% sequentially, primarily due to a further drop in rig count in North America that impacted activities of Drilling & Measurements and M-I SWACO.  Lower drilling activity in Sub-Saharan Africa, Australia and Colombia also contributed to the decline.

Pretax operating margin of 19.5% declined 44 bps sequentially.  Despite the revenue decline, prompt action on cost management limited the operating margin decline.

Production Group

Production Group revenue of $3.1 billion decreased 18% sequentially with more than 80% of the decrease attributable to North America land.  Pressure pumping activity continued to fall and pricing pressure increased as the land rig count in North America extended its decline.

Pretax operating margin of 12.8% declined 179 bps sequentially as lower activity and increasing pricing pressure continued during the quarter. Despite the severe revenue decline, prompt action on cost management and alignment of resources with activity limited the operating margin decline.

Second Quarter 2015 Compared to Second Quarter 2014

Product Groups

		(Stated in millions)

	Second Quarter 2015		Second Quarter 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$2,425	$642	$3,231	$933
Drilling	3,511	685	4,653	981
Production	3,103	397	4,208	710
Eliminations & other	(29)	(16)	(38)	(3)
Pretax operating income		1,708		2,621
Corporate & other (1)		(199)		(216)
Interest income (2)		6		8
Interest expense (3)		(79)		(86)
	$9,010	$1,436	$12,054	$2,327

Geographic Areas

		(Stated in millions)

	Second Quarter 2015		Second Quarter 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$2,361	$242	$3,888	$700
Latin America	1,537	343	1,852	393
Europe/CIS/Africa	2,413	513	3,268	723
Middle East & Asia	2,575	740	2,966	826
Eliminations & other	124	(130)	80	(21)
Pretax operating income		1,708		2,621
Corporate & other (1)		(199)		(216)
Interest income (2)		6		8
Interest expense (3)		(79)		(86)
	$9,010	$1,436	$12,054	$2,327

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($6 million in 2015; $5 million in 2014).

(3) Interest expense excludes amounts which are included in the segments’ income ($7 million in 2015; $4 million in 2014).

Second-quarter 2015 revenue of $9.0 billion was 25% lower year-on-year while pretax operating income of $1.7 billion was lower by 35%. Pretax operating margin decreased 278 bps to 19.0%

North America second-quarter 2015 revenue of $2.4 billion decreased 39% year-on-year mainly from land, while offshore was down slightly compared to the same period of 2014.  The decrease in land was driven by severe activity and pricing declines as customer spending was cut and the average land rig count declined by more than 50%.  Offshore activity in the US Gulf of Mexico remained resilient, although revenue did decline as a result of a steady change in service mix from exploration towards development driven by customer budget cuts.

North America pretax operating margin declined 777 bps year-on-year to 10.2% on decreased pressure pumping activity and pricing weakness on land.

Revenue for the International Areas of $6.5 billion decreased 19% year-on-year as a result of lower activities in a number of GeoMarkets, primarily offshore and in certain land markets, due to customer budget cuts and pricing concessions as customers responded to lower commodity prices.  Revenue was also impacted by the fall of certain currencies against the US dollar. Europe/CIS/Africa Area revenue decreased 26%, mainly due to the weakness in the Russian ruble.  Exploration activities in the UK and Norway fell as customer spending decelerated.  In Sub-Saharan Africa, offshore rigs demobilized as exploration activity decreased.  In North Africa, work progressed slowly while Libya activity remained muted as onshore operations were limited due to security concerns.  Revenue in the Latin America Area declined 17% due to decreased activity in Mexico, Brazil and Colombia as a result of sustained budget cuts.  This reduction was partially offset by resilient activity in Argentina, and a ramp-up of activity in the Venezuela, Trinidad and Tobago GeoMarket which was offset by the impact of the devaluation of the Venezuela bolivar.  Middle East & Asia Area revenue decreased 13% due to a double-digit drop in revenue in the Asia-Pacific region, including Australia.  This decrease was offset, in part, by robust activity in the Gulf Cooperation Council countries in the Middle East, particularly in Saudi Arabia and Kuwait, while Iraq activity continued to decline.

International Area pretax operating margin of 24.5% increased 44 bps year-on-year.  Middle East & Asia pretax operating margin increased 87 bps to 28.7%, Latin America expanded 111 bps to 22.3%, and Europe/CIS/Africa declined 85 bps to 21.3%.  Despite the revenue decline and increasingly unfavorable shift in revenue mix, pretax operating margins expanded as a result of proactive cost and resource management.

Reservoir Characterization Group

Second-quarter 2015 revenue of $2.4 billion was 25% lower than the same period last year primarily due to sustained cuts in exploration and discretionary spending that impacted Wireline Technologies and software sales.  Revenue also declined due to lower WesternGeco marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin decreased 239 bps to 26.5% as a result of reduced high-margin multiclient and software sales as well as an unfavorable overall revenue mix due to the fall in high-margin exploration activity which impacted Wireline Technologies.

Drilling Group

Second-quarter 2015 revenue of $3.5 billion was 25% lower than the previous year, primarily due to the severe drop in rig count in North America that mainly affected Drilling & Measurements and M-I SWACO Technologies and unfavorable currency effects in Russia and Venezuela.

Year-on-year, pretax operating margin decreased 157 bps to 19.5%, primarily due to a decrease in higher-margin activities of Drilling & Measurements.  Despite the revenue decline, prompt action on cost management and the benefit of a local cost structure minimized the impact of  unfavorable currency effects on pretax operating income, which helped limit the operating margin decline.

Production Group

Second-quarter 2015 revenue of $3.1 billion decreased 26% year-on-year, with more than 70% of the decline attributable to Well Services pressure pumping technologies as a result of the fall in activity and pricing pressure as the land rig count declined dramatically in North America.

Year-on-year, pretax operating margin decreased 406 bps to 12.8% as lower activity and increasing pricing pressure continued in North America land.

Six Months 2015 Compared to Six Months 2014

Product Groups

		(Stated in millions)

	Six Months 2015		Six Months 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$4,977	$1,297	$6,214	$1,726
Drilling	7,474	1,475	8,984	1,862
Production	6,870	946	8,193	1,433
Eliminations & other	(63)	(17)	(97)	(32)
Pretax operating income		3,701		4,989
Corporate & other (1)		(390)		(417)
Interest income (2)		14		15
Interest expense (3)		(156)		(183)
Charges and credits (4)		(439)		-
	$19,258	$2,730	$23,294	$4,404

Geographic Areas

		(Stated in millions)

	Six Months 2015		Six Months 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$5,584	$658	$7,572	$1,383
Latin America	3,184	697	3,610	764
Europe/CIS/Africa	4,951	1,046	6,149	1,308
Middle East & Asia	5,278	1,514	5,811	1,575
Eliminations & other	261	(214)	152	(41)
Pretax operating income		3,701		4,989
Corporate & other (1)		(390)		(417)
Interest income (2)		14		15
Interest expense (3)		(156)		(183)
Charges and credits (4)		(439)		-
	$19,258	$2,730	$23,294	$4,404

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($11 million in 2015; $10 million in 2014).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in 2015; $10 million in 2014).

(4)  Charges and credits recorded during the first six months of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2015 revenue of $19.3 billion was 17% lower as compared to the same period last year while pretax operating income of $3.7 billion was lower by 26%.  Pretax operating margin decreased 220 bps to 19.2%.

North America six-month 2015 revenue of $5.6 billion decreased 26% year-on-year mainly from land, while offshore was down slightly compared to the same period of 2014. The decrease in land was driven by severe activity and pricing declines as customer spending was cut and the average land rig count declined by more than 40%.  Offshore activity in the US Gulf of Mexico remained resilient, although revenue did decline as a result of a steady change in service mix from exploration towards development driven by customer budget cuts.

North America pretax operating margin declined 648 bps year-on-year to 11.8% on decreased pressure pumping activity and pricing weakness on land.

Revenue for the International Areas of $13.4 billion decreased 14% year-on-year due to customer budget cuts and pricing concessions as customers responded to lower commodity prices.  Revenue was also impacted by the fall of certain currencies against the US dollar. Europe/CIS/Africa Area revenue decreased 20%, mainly due to the weakness in the Russian ruble.  Exploration activities in the UK and Norway fell as customer spending decelerated.  In Sub-Saharan Africa, offshore rigs demobilized as exploration decreased.  In North Africa, work has progressed slowly while Libya activity remained muted as onshore operations were limited due to security concerns.  Revenue in the Latin America Area declined 12% due to decreased activity in Mexico, Brazil and Colombia as a result of sustained budget cuts.  This reduction was partially offset by resilient activity in Argentina, and a ramp-up of activity in the Venezuela, Trinidad and Tobago GeoMarket, which was offset by the devaluation of the Venezuela bolivar.  Middle East & Asia Area revenue decreased 9% due to a double-digit drop in revenue in the Asia-Pacific region, including Australia.  This decrease was offset, however, by robust activity in the Gulf Cooperation Council countries in the Middle East, particularly in Saudi Arabia and Kuwait, while Iraq activity continued to decline.

International Area pretax operating margin of 24.3% increased 85 bps year-on-year.  Middle East & Asia pretax operating margin increased 157 bps to 28.7%, Latin America expanded 73 bps to 21.9%, and Europe/CIS/Africa declined 16 bps to 21.1%.  Despite the revenue decline and increasingly unfavorable shift in revenue mix, pretax operating margins expanded as a result of proactive cost and resource management.

Reservoir Characterization Group

Six-month 2015 revenue of $5.0 billion was 20% lower than the same period last year primarily due to sustained cuts in exploration and discretionary spending that impacted Wireline Services and software sales.  Revenue also decreased due to lower WesternGeco marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin decreased 172 bps to 26.1% as a result of reduced high-margin multiclient and software sales as well as an unfavorable overall revenue mix from the fall in high-margin exploration activity.

Drilling Group

Six-month 2015 revenue of $7.5 billion was 17% lower than the previous year primarily due to the severe drop in rig count in North America that mainly affected Drilling & Measurements and M-I SWACO technologies and unfavorable currency effects in Russia and Venezuela.

Year-on-year, pretax operating margin decreased 99 bps to 19.7% primarily due to a decrease in higher-margin activities of Drilling & Measurements.  Despite the revenue decline, prompt action on cost management and the benefit of a local cost structure minimized the impact of unfavorable currency effects on pretax operating income, which helped limit the operating margin decline.

Production Group

Six-month 2015 revenue of $6.9 billion decreased 16% year-on-year, with more than 75% of the decline attributable to Well Services pressure pumping technologies as a result of the fall in activity and pricing pressure as the land rig count declined dramatically in North America.

Year-on-year, pretax operating margin decreased 371 bps to 13.8% as lower activity and increasing pricing pressure continued in North America land.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
Equity in net earnings of affiliated companies	$35	$51	$71	$115
Interest income	12	13	25	26
	$47	$64	$96	$141

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2015 and 2014 were as follows:

	Second Quarter		Six Months
	2015	2014	2015	2014
Research & engineering	3.1%	2.6%	2.8%	2.5%
General & administrative	1.3%	1.0%	1.2%	1.0%

The effective tax rate for the second quarter of 2015 was 21.1% compared to 21.7% for the same period of the prior year.  The decrease in the effective tax rate was primarily attributable to the geographic mix of earnings, as Schlumberger generated a smaller portion of its pretax earnings in North America during the second quarter of 2015 as compared to the same period last year.

The effective tax rate for the six months ended June 30, 2015 was 22.3% compared to 22.1% for the same period of 2014. The effective tax rate for the six months ended June 30, 2015 was impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements. Excluding the impact of these charges and credits, the effective tax rate for the six months ended June 30, 2015 would have been 21.0%. The year-on-year decrease is attributable to the geographic mix of earnings as Schlumberger generated a smaller portion of its pretax earnings in North America during the six months ended June 30, 2015 as compared to the same period last year.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during the first quarter of 2015.  These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)

	Pretax	Tax	Net	Classification
Workforce reduction	$390	$56	$334	Restructuring & other
Currency devaluation loss in Venezuela	49	-	49	Restructuring & other
	$439	$56	$383

There were no charges or credits recorded during the second quarter of 2015 or the first six months of 2014.

Discontinued Operations

In 2009, the U.S. Department of Justice began an investigation into past violations of US sanctions regarding Schlumberger’s historical operations in Iran and Sudan that occurred between 2004 and 2010.  During the second quarter of 2014, these discussions progressed to a point whereby Schlumberger determined that it was appropriate to increase its liability for this contingency. Accordingly, Schlumberger recorded a $205 million charge, which is reflected within Loss from discontinued operations in the Consolidated Statement of Income during the second quarter of 2014.  As further discussed in Note 12 to the Consolidated Financial Statements, during 2015, a non-US subsidiary of Schlumberger pleaded guilty to one criminal count of conspiracy to violate the International Emergency Economic Powers Act.  Under the terms of the plea agreement, Schlumberger paid a total amount of approximately $233 million in fines, penalties and assessments during the second quarter of 2015, which had been previously accrued.

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of Net Debt follow:

(Stated in millions)

	Six Months ended Jun. 30,
	2015	2014
Income from continuing operations	$2,122	$3,429
Restructuring and other charges	439	-
Depreciation and amortization (1)	2,089	1,997
Earnings of equity method investments, less dividends received	(65)	(90)
Pension and other postretirement benefits expense	217	190
Stock-based compensation expense	167	162
Pension and other postretirement benefits funding	(214)	(127)
Increase in working capital	(837)	(1,090)
Other	166	(252)
Cash flow from operations	4,084	4,219
Capital expenditures	(1,193)	(1,786)
SPM investments	(222)	(377)
Multiclient seismic data capitalized	(221)	(154)
Free cash flow (2)	2,448	1,902
Dividends paid	(1,151)	(2,074)
Proceeds from employee stock plans	256	492
Stock repurchase program	(1,239)	(932)
	314	(612)
Business acquisitions and investments, net of cash acquired plus debt assumed	(206)	(964)
Discontinued operations - settlement with U.S. Department of Justice	(233)	-
Other	(86)	(47)
Increase in Net Debt	(211)	(1,623)
Net Debt, Beginning of period	(5,387)	(4,443)
Net Debt, End of period	$(5,598)	$(6,066)

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
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

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Net Debt	2015	2014	2014
Cash	$3,541	$2,267	$3,130
Short-term investments	3,733	4,432	4,371
Fixed income investments, held to maturity	469	480	442
Long-term debt – current portion	(2,092)	(837)	(1,244)
Short-term borrowings	(2,139)	(668)	(1,521)
Long-term debt	(9,110)	(11,740)	(10,565)
	$(5,598)	$(6,066)	$(5,387)

Key liquidity events during the first six months of 2015 and 2014 included:

•

On July 18, 2013, the Board approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  Schlumberger had repurchased $7.6 billion of shares under this new share repurchase program as of June 30, 2015.

The following table summarizes the activity under this share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2015	$1,239	14.4	$85.80
Six months ended June 30, 2014	$2,074	21.5	$96.50

•

Capital expenditures were $1.2 billion during the first six months of 2015 compared to $1.8 billion during the first six months of 2014.  Capital expenditures for full-year 2015 are expected to be approximately $2.5 billion, as compared to expenditures of $4.0 billion in 2014.

At times in recent periods, Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries.  At June 30, 2015, only four of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance, of which only one (the United States) was greater than 10%.

On January 20, 2015, Schlumberger announced that it has entered into an agreement to acquire a minority ownership of approximately 46% in Eurasia Drilling Company Limited, the largest provider of onshore drilling services in Russia.  The total cost of this transaction, including an option which will allow Schlumberger, at its election, to purchase the remaining shares during a two-year period commencing on the third anniversary of the closing of the transaction, is approximately $1.7 billion in cash.  This transaction is expected to close during the second half of 2015.

As of June 30, 2015, Schlumberger had $7.3 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $2.9 billion was available and unused as of June 30, 2015.  The $3.8 billion of committed debt facility agreements included $3.5 billion of committed facilities that support commercial paper programs.  Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at June 30, 2015 were $0.9 billion.

Other Matters

As previously disclosed, during the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran.  Prior to this, certain non-U.S. subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).  The results of this business were reclassified as a discontinued operation.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the success of Schlumberger’s acquisitions, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world, including in Russia and the Ukraine; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in our second-quarter 2015 earnings release, our most recent Form 10-K, and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There was no change in Schlumberger’s internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

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

Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2015 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2015	-	$-	-	$2,886,467
May 1 through May 31, 2015	802.0	$91.15	802.0	$2,813,360
June 1 through June 30, 2015	4,981.9	$89.83	4,981.9	$2,365,834
	5,783.9	$90.01	5,783.9

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on May 14, 2015)

* Exhibit 10.1—Form of Incentive Stock Option Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan

* Exhibit 10.2—Form of Restricted Stock Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan

* Exhibit 10.3—Form of 2016 Three Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan, Applicable to Employees who did not receive a 2013 Transition Award

* Exhibit 10.4— Form of 2016 Three Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan, Applicable to Employees who received a 2013 Transition Award

* Exhibit 10.5—Form of Non-Qualified Stock Option Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan

* Exhibit 10.6—Form of Incentive Stock Option Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan

* Exhibit 10.7— Form of Restricted Stock Unit Award Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan

* Exhibit 10.8—Form of Non-Qualified Stock Option Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	July 22, 2015	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory