Form 10-Q
period 2015-09-30
SCHLUMBERGER LTD /NV/
filed 2015-10-21
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,261,103,708

SCHLUMBERGER LIMITED

Third Quarter 2015 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Revenue	$8,472	$12,646	$27,731	$35,939
Interest & other income	60	79	155	220
Expenses
Cost of revenue	6,798	9,689	22,028	27,708
Research & engineering	273	301	819	893
General & administrative	122	125	362	353
Restructuring & other	-	-	439	-
Interest	86	90	254	282
Income before taxes	1,253	2,520	3,984	6,923
Taxes on income	250	556	859	1,530
Income from continuing operations	1,003	1,964	3,125	5,393
Loss from discontinued operations	-	-	-	(205)
Net income	1,003	1,964	3,125	5,188
Net income attributable to noncontrolling interests	14	15	37	52
Net income attributable to Schlumberger	$989	$1,949	$3,088	$5,136

Schlumberger amounts attributable to:
Income from continuing operations	989	1,949	3,088	5,341
Loss from discontinued operations	-	-	-	(205)
Net income	$989	$1,949	$3,088	$5,136

Basic earnings per share of Schlumberger
Income from continuing operations	$0.78	$1.51	$2.43	$4.11
Loss from discontinued operations	-	-	-	(0.16)
Net income	$0.78	$1.51	$2.43	$3.95

Diluted earnings per share of Schlumberger
Income from continuing operations	$0.78	$1.49	$2.42	$4.07
Loss from discontinued operations	-	-	-	(0.16)
Net income	$0.78	$1.49	$2.42	$3.91

Average shares outstanding:
Basic	1,265	1,294	1,270	1,300
Assuming dilution	1,272	1,310	1,278	1,314

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Net income	$1,003	$1,964	$3,125	$5,188
Currency translation adjustments
Unrealized net change arising during the period	(166)	(146)	(260)	(176)
Marketable securities
Unrealized loss arising during the period	(26)	(162)	(36)	(132)
Cash flow hedges
Net loss on cash flow hedges	(13)	(151)	(123)	(138)
Reclassification to net income of net realized loss	21	53	161	59
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income of net actuarial loss	87	32	230	132
Prior service cost
Amortization to net income of net prior service cost	25	40	76	96
Income taxes on pension and other postretirement benefit plans	(13)	(8)	(35)	(28)
Comprehensive income	918	1,622	3,138	5,001
Comprehensive income attributable to noncontrolling interests	14	15	37	52
Comprehensive income attributable to Schlumberger	$904	$1,607	$3,101	$4,949

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2015	Dec. 31,
	(Unaudited)	2014
ASSETS
Current Assets
Cash	$3,172	$3,130
Short-term investments	3,433	4,371
Receivables less allowance for doubtful accounts (2015 - $308; 2014 - $275)	9,372	11,171
Inventories	4,228	4,628
Deferred taxes	150	144
Other current assets	1,177	1,250
	21,532	24,694
Fixed Income Investments, held to maturity	439	442
Investments in Affiliated Companies	3,359	3,235
Fixed Assets less accumulated depreciation	14,554	15,396
Multiclient Seismic Data	966	793
Goodwill	15,610	15,487
Intangible Assets	4,524	4,654
Other Assets	2,358	2,203
	$63,342	$66,904
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	7,186	9,246
Estimated liability for taxes on income	1,425	1,647
Long-term debt - current portion	3,250	1,244
Short-term borrowings	1,511	1,521
Dividends payable	638	518
	14,010	14,176
Long-term Debt	7,487	10,565
Postretirement Benefits	1,282	1,501
Deferred Taxes	1,276	1,296
Other Liabilities	1,108	1,317
	25,163	28,855
Equity
Common stock	12,642	12,495
Treasury stock	(13,023)	(11,772)
Retained earnings	42,515	41,333
Accumulated other comprehensive loss	(4,193)	(4,206)
Schlumberger stockholders' equity	37,941	37,850
Noncontrolling interests	238	199
	38,179	38,049
	$63,342	$66,904

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended Sept. 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,125	$5,188
Add: Loss from discontinued operations	-	205
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges	439	-
Depreciation and amortization (1)	3,115	3,029
Pension and other postretirement benefits expense	326	266
Stock-based compensation expense	250	246
Pension and other postretirement benefits funding	(292)	(318)
Earnings of equity method investments, less dividends received	(83)	(68)
Change in assets and liabilities: (2)
Decrease (increase) in receivables	1,848	(779)
Decrease (increase) in inventories	445	(61)
Decrease in other current assets	93	112
Increase in other assets	(9)	(89)
Decrease in accounts payable and accrued liabilities	(2,426)	(256)
Decrease in estimated liability for taxes on income	(469)	(7)
Decrease in other liabilities	(21)	(78)
Other	286	(108)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,627	7,282
Cash flows from investing activities:
Capital expenditures	(1,783)	(2,766)
SPM investments	(350)	(569)
Multiclient seismic data capitalized	(336)	(212)
Business acquisitions and investments, net of cash acquired	(289)	(556)
Sale of investments, net	939	1,147
Other	(207)	3
NET CASH USED IN INVESTING ACTIVITIES	(2,026)	(2,953)
Cash flows from financing activities:
Dividends paid	(1,786)	(1,451)
Proceeds from employee stock purchase plan	296	295
Proceeds from exercise of stock options	127	500
Stock repurchase program	(1,784)	(3,582)
Proceeds from issuance of long-term debt	1,714	2,005
Repayment of long-term debt	(2,815)	(2,857)
Net (decrease) increase in short-term borrowings	(41)	455
Other	(14)	(38)
NET CASH USED IN FINANCING ACTIVITIES	(4,303)	(4,673)
CASH FLOWS (USED IN) PROVIDED BY DISCONTINUED OPERATIONS - OPERATING ACTIVITIES	(233)	24
Net increase (decrease) in cash before translation effect	65	(320)
Translation effect on cash	(23)	(34)
Cash, beginning of period	3,130	3,472
Cash, end of period	$3,172	$3,118

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2015 – September 30, 2015	Issued	In Treasury	Earnings	Loss	Interest	Total
Balance, January 1, 2015	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049
Net income			3,088		37	3,125
Currency translation adjustments				(260)		(260)
Changes in unrealized gain on marketable securities				(36)		(36)
Changes in fair value of cash flow hedges				38		38
Pension and other postretirement benefit plans				271		271
Shares sold to optionees, less shares exchanged	(30)	157				127
Vesting of restricted stock	(95)	95				-
Shares issued under employee stock purchase plan	17	279				296
Stock repurchase program		(1,784)				(1,784)
Stock-based compensation expense	250					250
Dividends declared ($1.50 per share)			(1,906)			(1,906)
Other	5	2			2	9
Balance, September 30, 2015	$12,642	$(13,023)	$42,515	$(4,193)	$238	$38,179

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2014 – September 30, 2014	Issued	In Treasury	Earnings	Loss	Interest	Total
Balance, January 1, 2014	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635
Net income			5,136		52	5,188
Currency translation adjustments				(176)		(176)
Changes in unrealized gain on marketable securities				(132)		(132)
Changes in fair value of cash flow hedges				(79)		(79)
Pension and other postretirement benefit plans				200		200
Shares sold to optionees, less shares exchanged	(18)	518				500
Vesting of restricted stock	(68)	68				-
Shares issued under employee stock purchase plan	33	262				295
Stock repurchase program		(3,582)				(3,582)
Stock-based compensation expense	246					246
Dividends declared ($1.20 per share)			(1,559)			(1,559)
Shares issued for acquisition	72	141				213
Other	(29)	3			(36)	(62)
Balance, September 30, 2014	$12,428	$(10,725)	$41,543	$(2,741)	$182	$40,687

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2015	1,434	(159)	1,275
Shares sold to optionees, less shares exchanged	-	2	2
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(21)	(21)
Balance, September 30, 2015	1,434	(173)	1,261

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.  The December 31, 2014 balance sheet information has been derived from the Schlumberger 2014 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on January 29, 2015.

Certain prior period items have been reclassified to conform to the current period presentation.

Recently Announced Transaction

On August 26, 2015, Schlumberger and Cameron jointly announced that they had entered into a definitive merger agreement in which Cameron will merge with an indirect wholly-owned subsidiary of Schlumberger in a stock and cash transaction.  Under the terms of the agreement, Cameron shareholders will receive 0.716 shares of Schlumberger common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding.  Schlumberger estimates that it will issue approximately 137 million shares of its common stock and will pay cash of approximately $2.8 billion in connection with this transaction.  The transaction is subject to Cameron shareholders’ approval, regulatory approvals and other customary closing conditions. It is anticipated that the closing of the transaction will occur in the first quarter of 2016.

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

There were no charges or credits recorded during the second and third quarters of 2015 or the first nine months of 2014.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2015			2014
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Third Quarter
Basic	$989	$1,265	$0.78	$1,949	$1,294	$1.51
Assumed exercise of stock options	-	3		-	12
Unvested restricted stock	-	4		-	4
Diluted	$989	$1,272	$0.78	$1,949	$1,310	$1.49

	2015			2014
	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
Nine Months
Basic	$3,088	$1,270	$2.43	$5,341	$1,300	$4.11
Assumed exercise of stock options	-	4		-	10
Unvested restricted stock	-	4		-	4
Diluted	$3,088	$1,278	$2.42	$5,341	$1,314	$4.07

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2015	2014
Third Quarter	20	1
Nine Months	15	1

4.   Inventories

A summary of inventories follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2015	2014
Raw, materials & field materials	$2,642	$2,666
Work in progress	201	273
Finished goods	1,385	1,689
	$4,228	$4,628

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2015	2014
Property, plant & equipment	$37,373	$36,964
Less: Accumulated depreciation	22,819	21,568
	$14,554	$15,396

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2015	2014
Third Quarter	$798	$821
Nine Months	2,444	2,414

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2015 was as follows:

(Stated in millions)

Balance at December 31, 2014	$793
Capitalized in period	336
Charged to expense	(163)
Balance at September 30, 2015	$966

7.   Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2015 were as follows:

	(stated in millions)

	Reservoir
	Characterization	Drilling	Production	Total
Balance at December 31, 2014	$3,812	$8,488	$3,187	$15,487
Acquisitions	23	126	30	179
Impact of changes in exchange rates	(23)	(15)	(18)	(56)
Balance at September 30, 2015	$3,812	$8,599	$3,199	$15,610

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2015			Dec. 31, 2014
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Technology/Technical Know-How	$1,776	$623	$1,153	$1,747	$535	$1,212
Tradenames	1,640	368	1,272	1,641	319	1,322
Customer Relationships	2,534	623	1,911	2,531	523	2,008
Other	464	276	188	380	268	112
	$6,414	$1,890	$4,524	$6,299	$1,645	$4,654

Amortization expense charged to income was as follows:

(Stated in millions)

	2015	2014
Third Quarter	$88	$88
Nine Months	$267	$257

Based on the net book value of intangible assets at September 30, 2015, amortization charged to income for the subsequent five years is estimated to be: remainder of 2015—$90 million; 2016—$361 million; 2017—$352 million; 2018—$343 million; 2019—$333 million; and 2020—$313 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2015	2014
3.30% Senior Notes due 2021	$1,597	$1,597
3.65% Senior Notes due 2023	1,496	1,495
4.20% Senior Notes due 2021	1,100	1,100
1.25% Senior Notes due 2017	1,000	1,000
2.40% Senior Notes due 2022	999	999
1.50% Guaranteed Notes due 2019	578	628
1.95% Senior Notes due 2016	-	1,100
2.65% Senior Notes due 2016	-	500
Commercial paper borrowings	-	1,538
Other	717	608
	$7,487	$10,565

The estimated fair value of Schlumberger’s Long-term Debt at September 30, 2015 and December 31, 2014, based on quoted market prices, was $7.6 billion and $10.7 billion, respectively.

Borrowings under the commercial paper program at September 30, 2015 were $0.5 billion, all of which is classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2014, borrowings under the commercial paper program were $1.5 billion, all of which were classified within Long-term Debt in the Consolidated Balance Sheet.

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

At September 30, 2015, Schlumberger had fixed rate debt of $8.9 billion and variable rate debt of $3.3 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $3.9 billion at September 30, 2015.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

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

At September 30, 2015, Schlumberger recognized a cumulative net $58 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At September 30, 2015, contracts were outstanding for the US dollar equivalent of $5.6 billion in various foreign currencies, of which $2.5 billion relate to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Sept. 30,	Dec. 31,
	2015	2014
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$4	$3	Other current assets
Foreign exchange contracts	23	32	Other Assets
	$27	$35

Derivatives not designated as hedges:
Foreign exchange contracts	$4	$5	Other current assets
	$31	$40
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$49	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	94	105	Other Liabilities
Cross currency swap	24	42	Other Liabilities
	$167	$227

Derivatives not designated as hedges:
Foreign exchange contracts	$17	$28	Accounts payable and accrued liabilities
	$184	$255

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2015	2014	2015	2014	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(2)	$(8)	$(53)	$(9)	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$(48)	$(8)	$(109)	$5	Cost of revenue

11.   Income Taxes

Income before taxes subject to US and non-US income taxes was as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
United States	$16	$522	$296	$1,671
Outside United States	1,237	1,998	3,688	5,252
	$1,253	$2,520	$3,984	$6,923

Schlumberger recorded pretax charges of $439 million during the nine months ended September 30, 2015 ($93 million of charges in the US and $346 million of charges outside the US). See Note 2 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2015	2014
Postretirement benefits	$294	$327
Intangible assets	(1,458)	(1,435)
Investments in non-US subsidiaries	(190)	(227)
Other, net	228	183
	$(1,126)	$(1,152)

The above deferred tax balances at September 30, 2015 and December 31, 2014 were net of valuation allowances relating to net operating losses in certain countries of $156 million and $190 million, respectively.

The components of consolidated Taxes on income were as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Current:
United States-Federal	$31	$202	$147	$479
United States-State	8	19	22	38
Outside United States	280	342	830	1,033
	319	563	999	1,550
Deferred:
United States-Federal	$(67)	$(38)	$(96)	$(27)
United States-State	(6)	(4)	(7)	(2)
Outside United States	4	35	(15)	9
Valuation Allowance	-	-	(22)	-
	(69)	(7)	(140)	(20)
	$250	$556	$859	$1,530

A reconciliation of the US statutory federal tax rate of 35% to the consolidated effective income tax rate follows:

	Third Quarter		Nine Months
	2015	2014	2015	2014
US federal statutory rate	35%	35%	35%	35%
Non-US income taxed at different rates	(12)	(12)	(12)	(11)
Charges and credits (See Note 2)	-	-	1	-
Other	(3)	(1)	(2)	(2)
	20%	22%	22%	22%

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

Schlumberger and its subsidiaries are party to various legal proceedings from time to time.  A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceedings is remote.  However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of any of these proceedings.

13.   Segment Information

		(Stated in millions)

	Third Quarter 2015		Third Quarter 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$2,301	$606	$3,322	$967
Drilling	3,256	604	4,821	1,045
Production	2,957	327	4,558	844
Eliminations & other	(42)	(16)	(55)	(50)
Pretax operating income		1,521		2,806
Corporate & other (1)		(198)		(210)
Interest income (2)		8		8
Interest expense (3)		(78)		(84)
	$8,472	$1,253	$12,646	$2,520

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in 2015; $4 million in 2014).

(3)   Interest expense excludes amounts which are included in the segments’ income ($8 million in 2015; $5 million in 2014).

		(Stated in millions)

	Nine Months 2015		Nine Months 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$7,278	$1,903	$9,536	$2,693
Drilling	10,729	2,080	13,804	2,907
Production	9,827	1,274	12,752	2,276
Eliminations & other	(103)	(35)	(153)	(81)
Pretax operating income		5,222		7,795
Corporate & other (1)		(587)		(628)
Interest income (2)		22		23
Interest expense (3)		(234)		(267)
Charges and credits (4)		(439)		-
	$27,731	$3,984	$35,939	$6,923

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($17 million in 2015; $14 million in 2014).

(3)   Interest expense excludes amounts which are included in the segments’ income ($21 million in 2015; $15 million in 2014).

(4) Charges and credits recorded during the first nine months of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

14.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Third Quarter				Nine Months
	2015		2014		2015		2014
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$22	$30	$19	$38	$65	$128	$54	$98
Interest cost	42	75	47	90	127	224	123	218
Expected return on plan assets	(57)	(125)	(60)	(143)	(172)	(381)	(156)	(343)
Amortization of prior service cost	3	30	3	38	9	91	9	90
Amortization of net loss	30	54	17	18	92	128	61	70
	$40	$64	$26	$41	$121	$190	$91	$133

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Service cost	$11	$10	$32	$32
Interest cost	12	15	36	45
Expected return on plan assets	(13)	(12)	(39)	(33)
Amortization of prior service credit	(8)	(1)	(24)	(3)
Amortization of net loss (gain)	3	(3)	10	1
	$5	$9	$15	$42

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2015	$(1,531)	$10	$(96)	$(2,589)	$(4,206)
Other comprehensive loss before reclassifications	(260)	(36)	(123)	-	(419)
Amounts reclassified from accumulated other comprehensive loss	-	-	161	306	467
Income taxes	-	-	-	(35)	(35)
Net other comprehensive (loss) income	(260)	(36)	38	271	13
Balance, September 30, 2015	$(1,791)	$(26)	$(58)	$(2,318)	$(4,193)

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2014	$(1,068)	$176	$29	$(1,691)	$(2,554)
Other comprehensive loss before reclassifications	(176)	(132)	(138)	-	(446)
Amounts reclassified from accumulated other comprehensive loss	-	-	59	228	287
Income taxes	-	-	-	(28)	(28)
Net other comprehensive (loss) income	(176)	(132)	(79)	200	(187)
Balance, September 30, 2014	$(1,244)	$44	$(50)	$(1,491)	$(2,741)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2015 Compared to Second Quarter 2015

Product Groups

		(Stated in millions)

	Third Quarter 2015		Second Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	2,301	606	2,425	642
Drilling	3,256	604	3,511	685
Production	2,957	327	3,103	397
Eliminations & other	(42)	(16)	(29)	(16)
Pretax operating income		1,521		1,708
Corporate & other (1)		(198)		(199)
Interest income (2)		8		6
Interest expense (3)		(78)		(79)
	8,472	1,253	9,010	1,436

Geographic Areas

		(Stated in millions)

	Third Quarter 2015		Second Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	2,273	202	2,361	242
Latin America	1,422	295	1,537	343
Europe/CIS/Africa	2,274	505	2,413	513
Middle East & Asia	2,372	641	2,575	740
Eliminations & other	131	(122)	124	(130)
Pretax operating income		1,521		1,708
Corporate & other (1)		(198)		(199)
Interest income (2)		8		6
Interest expense (3)		(78)		(79)
	8,472	1,253	9,010	1,436

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in the third quarter 2015; $6 million in the second quarter in 2015).

(3)  Interest expense excludes amounts which are included in the segments’ income ($8 million in the third quarter 2015; $7 million in the second quarter 2015).

Third-quarter 2015 revenue of $8.5 billion was 6% lower sequentially while pretax operating income of $1.5 billion was 11% lower sequentially. Pretax operating margin decreased 101 basis points (bps) to 18.0%.

North America third-quarter revenue of $2.3 billion decreased 4% sequentially while outperforming the US land horizontal rig count decline of 7%.  Revenue declined on land due to persistent pricing pressure, while Alaska revenue declined as exploration projects were completed.  In the US Gulf of Mexico, revenue fell slightly on lower multiclient seismic sales while higher technology sales limited the impact of pricing concessions.

North America pretax operating margin declined 136 bps sequentially to 9%, mainly due to lower pricing across the basins, which led to more pressure pumping equipment being stacked and crews reassigned.  In certain basins, hydraulic fracturing fleet deployment was maintained in pursuit of market share and new technology opportunities.  Offshore margin also decreased as work shifted from deepwater exploration to completions and well intervention.

Revenue for the International Areas of $6.1 billion decreased 7% sequentially due to customer budget cuts and continued pricing concessions. Middle East & Asia Area revenue of $2.4 billion declined 8% sequentially mainly due to lower activity in Australia and the Asia-Pacific region as a result of customer budget cuts and rig count declines.  Revenue from the Middle East GeoMarkets, particularly in Saudi Arabia and Qatar, was also lower due to the effects of service pricing concessions, a less favorable revenue mix and project completions. Europe/CIS/Africa Area revenue of $2.3 billion decreased 6% sequentially.  In Sub-Saharan Africa, exploration decreased, projects ended, and offshore rigs demobilized, particularly in the Angola GeoMarket.  Results were also affected by the completion of exploration projects in Chad, Equatorial Guinea and South & East Africa.  North Sea revenue declined on lower rig count, project delays and cancellations as well as pricing discounts and currency weakness.  These effects, however, were partially offset by increased activity in Russia, Kazakhstan and Uzbekistan as drilling activity seasonally peaked during the summer. Revenue in the Latin America Area of $1.4 billion decreased 7%, mainly as a result of significantly lower activity in Mexico and continued weakness in Brazil due to sustained customer budget cuts that led to rig count reductions.  Reduced activity in Colombia also contributed to the decline.  These reductions, however, were partially offset by steady activity in Venezuela and Ecuador.

International Area pretax operating margin of 23.7% decreased 72 bps sequentially due to the effects of pricing concessions and as the activity mix shifted from high-margin exploration activities to development and completion work.  Middle East & Asia pretax operating margin decreased 171 bps to 27.0% and Latin America fell 159 bps to 20.7%, while Europe/CIS/Africa increased 92 bps to 22.2% as a result of the peak summer drilling activity in Russia.

Reservoir Characterization Group

Reservoir Characterization Group revenue of $2.3 billion declined 5% sequentially, primarily due to sustained cuts in exploration spending that impacted Wireline and Testing Services activities in the Latin America, Europe/CIS & Africa and Middle East & Asia Areas and due to lower multiclient seismic sales in the US Gulf of Mexico.  This decline was partially offset by higher summer activities on marine seismic work in Eastern Canada and Wireline projects in Russia.

Pretax operating margin of 26.3% was essentially flat sequentially as increased marine seismic activity and prompt action on cost management offset the effects of the revenue mix shifting away from higher-margin exploration activity.

Drilling Group

Drilling Group revenue of $3.3 billion decreased 7% sequentially, primarily due to persistent international pricing pressure and activity declines that impacted Drilling & Measurements and M-I SWACO revenues, mainly in the North Sea, the Sub-Saharan Africa GeoMarkets, and in the Middle East & Asia and Latin America Areas. These effects, however, were partially offset by peak summer drilling activity in Russia.

Pretax operating margin of 18.6% declined 94 bps sequentially.  Despite the revenue decline, prompt action on cost management helped limit the operating margin decline.

Production Group

Production Group revenue of $3.0 billion decreased 5% sequentially with two-thirds of the decrease attributable to customer budget constraints in the International markets, particularly in the Middle East & Asia and Latin America Areas, the North Sea, and the Sub-Saharan Africa GeoMarkets, that led to lower activity and pricing concessions.  Pressure pumping activity continued to fall and pricing pressure increased as the land rig count in North America extended its decline.

Pretax operating margin of 11.1% declined 173 bps sequentially as lower activity and increasing pricing pressure continued during the quarter, with pricing declines in some basins leading to more pressure pumping equipment being stacked and crews reassigned. In other basins, however, hydraulic fracturing fleet deployment was maintained.

Third Quarter 2015 Compared to Third Quarter 2014

Product Groups

		(Stated in millions)

	Third Quarter 2015		Third Quarter 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$2,301	$606	$3,322	$967
Drilling	3,256	604	4,821	1,045
Production	2,957	327	4,558	844
Eliminations & other	(42)	(16)	(55)	(50)
Pretax operating income		1,521		2,806
Corporate & other (1)		(198)		(210)
Interest income (2)		8		8
Interest expense (3)		(78)		(84)
	$8,472	$1,253	$12,646	$2,520

Geographic Areas

		(Stated in millions)

	Third Quarter 2015		Third Quarter 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$2,273	$202	$4,255	$825
Latin America	1,422	295	2,036	446
Europe/CIS/Africa	2,274	505	3,303	774
Middle East & Asia	2,372	641	2,970	820
Eliminations & other	131	(122)	82	(59)
Pretax operating income		1,521		2,806
Corporate & other (1)		(198)		(210)
Interest income (2)		8		8
Interest expense (3)		(78)		(84)
	$8,472	$1,253	$12,646	$2,520

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($6 million in 2015; $4 million in 2014).

(3) Interest expense excludes amounts which are included in the segments’ income ($8 million in 2015; $5 million in 2014).

Third-quarter 2015 revenue of $8.5 billion was 33% lower year-on-year while pretax operating income of $1.5 billion was lower by 46%. Pretax operating margin decreased 424 bps to 18.0%

North America third-quarter 2015 revenue of $2.3 billion decreased 47% year-on-year mainly from land, while offshore was down 27% compared to the same period of 2014.  The decrease in land was driven by severe activity and pricing declines as customer spending was cut and the average land rig count declined by 56%.  Offshore activity in the US Gulf of Mexico remained resilient, although revenue did decline as work shifted from exploration to development activities, driven by customer budget cuts.

North America pretax operating margin declined 1,051 bps year-on-year to 8.9% on decreased pressure pumping activity and pricing weakness on land.

Revenue for the International Areas of $6.1 billion decreased 27% year-on-year as a result of lower activities in a number of GeoMarkets, primarily offshore and in certain land markets, due to customer budget cuts and service pricing concessions as customers responded to lower commodity prices.  Revenue was also impacted by the fall of certain currencies against the US dollar. Europe/CIS/Africa Area revenue decreased 31%.  Exploration activities in the UK and Norway fell as customer spending decelerated.  In Sub-Saharan Africa, offshore rigs demobilized as exploration activity decreased.  In North Africa, work progressed slowly while Libya activity remained muted as onshore operations were limited due to security concerns.  The weakness in the Russian ruble also contributed to the revenue decline.  Revenue in the Latin America Area declined 30% due to significantly lower activity levels in Mexico, Brazil and Colombia as a result of sustained budget cuts that led to rig count reductions.  The impact of the devaluation of the Venezuela bolivar also affected the revenue decline in the Venezuela, Trinidad and Tobago GeoMarket.  Middle East & Asia Area revenue decreased 20% due to a double-digit drop in revenue in the Asia-Pacific region, including Australia.  Revenue in the Gulf Cooperation Council countries in the Middle East was also lower due to the effects of service pricing concessions, a less favorable revenue mix and project completions.

International Area pretax operating margin of 23.7% decreased 83 bps year-on-year.  Middle East & Asia pretax operating margin decreased 61 bps to 27.0%, Latin America decreased 120 bps to 20.7%, and Europe/CIS/Africa declined 125 bps to 22.2%.  Despite the revenue decline from pricing concessions and an increasingly unfavorable shift in revenue mix, proactive cost and resource management helped limit the operating margin decline.

Reservoir Characterization Group

Third-quarter 2015 revenue of $2.3 billion was 31% lower than the same period of 2014 primarily due to sustained customer cuts in exploration and discretionary spending that impacted Wireline and Testing Technologies and software sales.  Revenue also declined due to lower WesternGeco marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin decreased 278 bps to 26.3% as a result of reduced high-margin multiclient and software sales as well as an unfavorable overall revenue mix due to the decline in high-margin exploration activity which impacted Wireline Technologies.

Drilling Group

Third-quarter 2015 revenue of $3.3 billion was 32% lower than the same period of 2014, primarily due to the severe drop in rig count in North America and reduced activity and service pricing concessions internationally, which mainly affected Drilling & Measurements and M-I SWACO Technologies.  The unfavorable currency impacts in Russia and Venezuela also contributed to the decline.

Year-on-year, pretax operating margin decreased 312 bps to 18.6%, primarily due to a decrease in the higher-margin activities of Drilling & Measurements.  Despite the revenue decline, prompt action on cost management and the benefit of a local cost structure minimized the impact of unfavorable currency effects on pretax operating income, which helped limit the operating margin decline.

Production Group

Third-quarter 2015 revenue of $3.0 billion decreased 35% year-on-year, with two-thirds of the decline attributable to Well Services pressure pumping technologies as a result of activity declines and pricing pressure as the land rig count declined dramatically in North America.

Year-on-year, pretax operating margin decreased 744 bps to 11.1% as lower activity and increasing pricing pressure continued in North America land.

Nine Months 2015 Compared to Nine Months 2014

Product Groups

		(Stated in millions)

	Nine Months 2015		Nine Months 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$7,278	$1,903	$9,536	$2,693
Drilling	10,729	2,080	13,804	2,907
Production	9,827	1,274	12,752	2,276
Eliminations & other	(103)	(35)	(153)	(81)
Pretax operating income		5,222		7,795
Corporate & other (1)		(587)		(628)
Interest income (2)		22		23
Interest expense (3)		(234)		(267)
Charges and credits (4)		(439)		-
	$27,731	$3,984	$35,939	$6,923

Geographic Areas

		(Stated in millions)

	Nine Months 2015		Nine Months 2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$7,856	$860	$11,827	$2,208
Latin America	4,606	992	5,646	1,210
Europe/CIS/Africa	7,225	1,550	9,452	2,082
Middle East & Asia	7,650	2,154	8,781	2,396
Eliminations & other	394	(334)	233	(101)
Pretax operating income		5,222		7,795
Corporate & other (1)		(587)		(628)
Interest income (2)		22		23
Interest expense (3)		(234)		(267)
Charges and credits (4)		(439)		-
	$27,731	$3,984	$35,939	$6,923

(1)  Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($17 million in 2015; $14 million in 2014).

(3)  Interest expense excludes amounts which are included in the segments’ income ($20 million in 2015; $15 million in 2014).

(4)  Charges and credits recorded during the first nine months of 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

North America nine-month 2015 revenue of $7.9 billion decreased 34% year-on-year mainly from land which was down 39%, while offshore decreased 14% compared to the same period of 2014. The decrease in land was driven by severe activity and pricing declines as customer spending was cut and the average land rig count declined by 46%.  Offshore activity in the US Gulf of Mexico remained resilient, although revenue did decline as work shifted from exploration to development activities driven by customer budget cuts.

North America pretax operating margin declined 772 bps year-on-year to 10.9% on decreased pressure pumping activity and pricing weakness on land.

Revenue for the International Areas of $19.5 billion decreased 18% year-on-year due to customer budget cuts and service pricing concessions as customers responded to lower commodity prices.  Revenue was also impacted by the fall of certain currencies against the US dollar. Europe/CIS/Africa Area revenue decreased 24%, mainly due to the weakness in the Russian ruble.  Exploration activities in the UK and Norway fell as customer spending decelerated.  In Sub-Saharan Africa, offshore rigs demobilized as exploration decreased.  In North Africa, work progressed slowly while Libya activity remained muted as onshore operations were limited due to security concerns.  Revenue in the Latin America Area declined 18% due to significantly lower activity levels in Mexico, Brazil and Colombia as a result of sustained budget cuts that led to rig count reductions.  The impact of the devaluation of the Venezuela bolivar also affected the revenue decline in the Venezuela, Trinidad and Tobago GeoMarket.   Middle East & Asia Area revenue decreased 13% due to a double-digit drop in revenue in the Asia-Pacific region, including Australia.  This decrease was partially offset by robust activity in the Gulf Cooperation Council countries in the Middle East, particularly in Saudi Arabia, Kuwait and Oman, while Iraq activity continued to decline.

International Area pretax operating margin of 24.1% increased 29 bps year-on-year.  Middle East & Asia pretax operating margin increased 88 bps to 28.2%, Latin America expanded 10 bps to 21.5%, and Europe/CIS/Africa declined 57 bps to 21.5%.  Despite the revenue decline from pricing concessions and an increasingly unfavorable shift in revenue mix, pretax operating margins expanded as a result of proactive cost and resource management.

Reservoir Characterization Group

Nine-month 2015 revenue of $7.3 billion was 24% lower than the same period last year primarily due to sustained customer cuts in exploration and discretionary spending that impacted Wireline and Testing Technologies and software sales.  Revenue also decreased due to lower WesternGeco marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin decreased 210 bps to 26.1% as a result of reduced high-margin multiclient and software sales as well as an unfavorable overall revenue mix from the decline in high-margin exploration activity.

Drilling Group

Nine-month 2015 revenue of $10.7 billion was 22% lower than the previous year primarily due to the severe drop in rig count in North America and reduced activity levels and service pricing concessions internationally, which mainly affected Drilling & Measurements and M-I SWACO technologies. Unfavorable currency effects in Russia and Venezuela also contributed to the decline.

Year-on-year, pretax operating margin decreased 168 bps to 19.4%, primarily due to a decrease in higher-margin activities of Drilling & Measurements.  Despite the revenue decline, prompt action on cost management and the benefit of a local cost structure minimized the impact of unfavorable currency effects on pretax operating income, which helped limit the operating margin decline.

Production Group

Nine-month 2015 revenue of $9.8 billion decreased 23% year-on-year, with more than 70% of the decline attributable to Well Services pressure pumping technologies as a result of activity declines and pricing pressure as the land rig count declined dramatically in North America.

Year-on-year, pretax operating margin decreased 489 bps to 13.0% as lower activity and increasing pricing pressure continued in North America land.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Equity in net earnings of affiliated companies	$47	$66	$117	$182
Interest income	13	13	38	38
	$60	$79	$155	$220

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2015 and 2014 were as follows:

	Third Quarter		Nine Months
	2015	2014	2015	2014
Research & engineering	3.2%	2.4%	3.0%	2.5%
General & administrative	1.4%	1.0%	1.3%	1.0%

The effective tax rate for the third quarter of 2015 was 20.0% compared to 22.1% for the same period of the prior year.  The decrease in the effective tax rate was primarily attributable to the geographic mix of earnings, as Schlumberger generated a smaller portion of its pretax earnings in North America during the third quarter of 2015 as compared to the same period last year.

The effective tax rate for the nine months ended September 30, 2015 was 21.6% compared to 22.1% for the same period of 2014. The effective tax rate for the nine months ended September 30, 2015 was impacted by the charges and credits recorded during the first quarter of 2015 and described in Note 2 to the Consolidated Financial Statements. Excluding the impact of these charges and credits, the effective tax rate for the nine months ended September 30, 2015 would have been 20.7%. The year-on-year decrease is attributable to the geographic mix of earnings as Schlumberger generated a smaller portion of its pretax earnings in North America during the nine months ended September 30, 2015 as compared to the same period last year.

Charges and Credits

Schlumberger recorded charges and credits in continuing operations during the first quarter of 2015.  These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)

	Pretax	Tax	Net	Classification
Workforce reduction	$390	$56	$334	Restructuring & other
Currency devaluation loss in Venezuela	49	-	49	Restructuring & other
	$439	$56	$383

There were no charges or credits recorded during the second or third quarters of 2015 or the first nine months of 2014.

Despite expected improvements in oil prices, Schlumberger believes that the market outlook for oilfield services looks challenging for the coming quarters as additional activity declines and further pricing pressure are expected. This is largely driven by the financial pressure many of Schlumberger’s customers are experiencing, as a year of very low oil prices is exhausting available cash flow and corresponding capital spending, and is leading them to take a very conservative view on their 2016 budgets.  In light of this outlook, Schlumberger has decided to proceed with a further round of headcount reductions, which will result in a restructuring charge in the fourth quarter of 2015, reflecting Schlumberger’s updated activity outlook for 2016 and a further streamlining of its overhead and support structure.    In addition, Schlumberger will initiate a restructuring of its global manufacturing and distribution network, which will likely result in a restructuring charge in the fourth quarter of 2015.  However, as of the filing date of this Form 10-Q, Schlumberger is not able to estimate a range of amounts of such charges.

Discontinued Operations

In 2009, the U.S. Department of Justice began an investigation into past violations of US sanctions regarding Schlumberger’s historical operations in Iran and Sudan that occurred between 2004 and 2010.  During the second quarter of 2014, these discussions progressed to a point whereby Schlumberger determined that it was appropriate to increase its accruals for this contingency. Accordingly, Schlumberger recorded a $205 million charge, which was reflected within Loss from discontinued operations in the Consolidated Statement of Income during the second quarter of 2014.  As further discussed in Note 12 to the Consolidated Financial Statements, during 2015, a non-US subsidiary of Schlumberger pleaded guilty to one criminal count of conspiracy to violate the International Emergency Economic Powers Act.  Under the terms of the plea agreement, Schlumberger paid a total amount of approximately $233 million in fines, penalties and assessments during the second quarter of 2015, which had been previously accrued.

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of changes in Net Debt follow:

(Stated in millions)

	Nine Months ended Sept. 30,
	2015	2014
Income from continuing operations	$3,125	$5,393
Restructuring and other charges	439	-
Depreciation and amortization (1)	3,115	3,029
Earnings of equity method investments, less dividends received	(83)	(68)
Pension and other postretirement benefits expense	326	266
Stock-based compensation expense	250	246
Pension and other postretirement benefits funding	(292)	(318)
Increase in working capital	(509)	(991)
Other	256	(275)
Cash flow from operations	6,627	7,282
Capital expenditures	(1,783)	(2,766)
SPM investments	(350)	(569)
Multiclient seismic data capitalized	(336)	(212)
Free cash flow (2)	4,158	3,735
Dividends paid	(1,786)	(1,451)
Proceeds from employee stock plans	423	795
Stock repurchase program	(1,784)	(3,582)
	1,011	(503)
Business acquisitions and investments, net of cash acquired plus debt assumed	(324)	(1,049)
Discontinued operations - settlement with U.S. Department of Justice	(233)	-
Other	(271)	150
Decrease (increase) in Net Debt	183	(1,402)
Net Debt, Beginning of period	(5,387)	(4,443)
Net Debt, End of period	$(5,204)	$(5,845)

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
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

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Net Debt	2015	2014	2014
Cash	$3,172	$3,118	$3,130
Short-term investments	3,433	3,641	4,371
Fixed income investments, held to maturity	439	473	442
Long-term debt – current portion	(3,250)	(27)	(1,244)
Short-term borrowings	(1,511)	(1,424)	(1,521)
Long-term debt	(7,487)	(11,626)	(10,565)
	$(5,204)	$(5,845)	$(5,387)

Key liquidity events during the first nine months of 2015 and 2014 included:

•

On July 18, 2013, the Schlumberger Board of Directors approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  Schlumberger had repurchased $8.2 billion of shares under this new share repurchase program as of September 30, 2015.

The following table summarizes the activity under this share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2015	$1,784	21.4	$83.52
Nine months ended September 30, 2014	$3,582	35.4	$101.18

•

Capital expenditures were $1.8 billion during the first nine months of 2015 compared to $2.8 billion during the first nine months of 2014.  Capital expenditures for full-year 2015 are expected to be approximately $2.5 billion, as compared to expenditures of $4.0 billion in 2014.

Schlumberger has experienced delays in payments from its national oil company customer in Venezuela. Schlumberger operates in more than 85 countries.  At September 30, 2015, only four of those countries (including Venezuela) individually accounted for greater than 5% of Schlumberger’s accounts receivable balance, of which only one (the United States) was greater than 10%.

On January 20, 2015, Schlumberger announced that it had entered into an agreement to acquire a minority ownership of approximately 46% in Eurasia Drilling Company Limited (EDC).  Following the expiration of an extension of the merger agreement on September 30, 2015, Schlumberger announced that it would not extend the agreement.

On August 26, 2015, Schlumberger and Cameron jointly announced that they had entered into a definitive merger agreement in which Cameron will merge with an indirect wholly-owned subsidiary of Schlumberger in a stock and cash transaction.  Under the terms of the agreement, Cameron shareholders will receive 0.716 shares of Schlumberger common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding.  Schlumberger estimates that it will issue approximately 137 million shares of its common stock and will pay cash of approximately $2.8 billion in connection with this transaction.  The transaction is subject to Cameron shareholders’ approval, regulatory approvals and other customary closing conditions. It is anticipated that the closing of the transaction will occur in the first quarter of 2016.

As of September 30, 2015, Schlumberger had $6.6 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $3.3 billion was available and unused as of September 30, 2015.  The $3.8 billion of committed debt facility agreements included $3.5 billion of committed facilities that support commercial paper programs.  Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at September 30, 2015 were $0.5 billion.

Other Matters

As previously disclosed, during the second quarter of 2013, Schlumberger completed the wind down of its service operations in Iran.  Prior to this, certain non-U.S. subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).  The results of this business were reclassified as a discontinued operation.

Schlumberger’s residual transactions or dealings with the government of Iran in the third quarter of 2015 consisted of payments of taxes and other typical governmental charges.  Two non-U.S. subsidiaries of Schlumberger have depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”) and at Bank Tejarat (“Tejarat”) in Tehran for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran.  One non-U.S. subsidiary also maintains an account at Tejarat for payment of local expenses.  Schlumberger anticipates that it will discontinue its dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the integration of Cameron into our business; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world, including in Russia and the Ukraine; pricing erosion; weather and seasonal factors; operational delays; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; satisfaction of the closing conditions to the Cameron merger; the risk that the contemplated Cameron merger will not occur, negative effects from the pendency of the contemplated Cameron merger, the inability after the closing of the Cameron merger to successfully integrate the merged businesses and to realize expected synergies, the inability to retain key employees; expenses for the merger; and other risks and uncertainties detailed in this third-quarter 2015 Form 10-Q and our most recent Form 10-K, and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as follows:

The ability of Cameron and Schlumberger to complete the merger is subject to the approval of Cameron stockholders, certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect Cameron or Schlumberger or cause the merger to be abandoned.

The merger agreement contains certain closing conditions, including approval of the merger by Cameron stockholders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred with respect to either company. In addition, Cameron and Schlumberger will be unable to complete the merger until the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act (“the HSR Act”) and consents and approvals are received from the European Commission and various other governmental entities. Regulatory entities may impose certain requirements or obligations as conditions for their approval. The merger agreement may require Cameron and/or Schlumberger to accept conditions from these regulators that could adversely impact the combined company. If the regulatory clearances are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither Schlumberger nor Cameron will be obligated to complete the merger. We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger.

Failure to complete the merger could negatively impact Schlumberger.

If the merger is not completed, the ongoing businesses and the market price of the common stock of Schlumberger may be adversely affected and Schlumberger would be subject to several risks, including Schlumberger having to pay certain costs relating to the merger and diverting the focus of management from pursuing other opportunities that could be beneficial to Schlumberger, in each case, without realizing any of the benefits which might have resulted had the merger been completed.

Multiple lawsuits have been filed against Schlumberger and Cameron challenging the merger with Cameron, and an adverse ruling in any such lawsuit may prevent the merger from being completed.

Subsequent to the announcement of the merger, four putative class action lawsuits were commenced on behalf of stockholders of Cameron against Cameron, its directors, Schlumberger US, Merger Sub and Schlumberger. Additional lawsuits with similar allegations may be filed. One of the conditions to the closing of the merger is that no law, order, injunction, judgment, decree, ruling or other similar requirement shall be in effect that prohibits the completion of the merger. Accordingly, if any of the plaintiffs is successful in obtaining an injunction prohibiting the completion of the merger, then such injunction may prevent the merger from becoming effective, or delay its becoming effective within the expected time frame.

Schlumberger may fail to realize the anticipated benefits of the merger.

The success of the merger will depend on, among other things, Schlumberger’s ability to combine its business with that of Cameron in a manner that facilitates growth opportunities and realizes anticipated synergies. However, Schlumberger must successfully combine the businesses of Schlumberger and Cameron in a manner that permits these benefits to be realized. In addition, Schlumberger must achieve the anticipated synergies without adversely affecting current revenues and investments in future growth. If Schlumberger is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

The combined company could incur substantial expenses related to the merger and the integration of Cameron and Schlumberger.

Schlumberger expects that the combined company will incur substantial expenses in connection with the pending merger and the integration of their respective businesses, policies, procedures, operations, technologies and systems. There are a large number of systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. There are a number of factors beyond the control of either Schlumberger or Cameron that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that Schlumberger expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses following the completion of the merger, and accordingly, any anticipated net benefits may not be achieved in the near term or at all. These integration expenses may result in the combined company taking significant charges against earnings following the completion of the merger.

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

The merger will dilute the ownership position of Schlumberger’s current stockholders. We currently estimate that, upon completion of the merger, Schlumberger’s stockholders before the merger will own approximately 90% of the combined company and former Cameron stockholders will own approximately 10% of the combined company’s outstanding common stock.

Following the merger, the combined company may be unable to successfully integrate Cameron’s and Schlumberger’s businesses and realize the anticipated benefits of the merger.

The merger involves the combination of two companies that historically have operated and currently operate as independent public companies.

The success of Schlumberger’s acquisition of Cameron will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the merger. Schlumberger may fail to realize some or all of the anticipated benefits of the merger if the integration process takes longer than expected or is more costly than expected. The failure of Schlumberger to meet the challenges involved in successfully integrating the operations of Cameron or to otherwise realize any of the anticipated benefits of the merger, including additional cost savings and synergies, could impair the operations of Schlumberger. The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the merger, management attention and resources will be required to plan for such integration.

Potential issues and difficulties the combined company may encounter in the integration process include the following:

•

the inability to successfully integrate the respective businesses of Cameron and Schlumberger in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, which could result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•

lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

Business issues currently faced by one company may be imputed to the operations of the other company.

To the extent that either Schlumberger or Cameron currently has or is perceived by customers to have operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by existing customers of the other company following the merger which may limit or impede Schlumberger’s future ability to obtain additional work from those customers.

Failure to retain key employees and skilled workers could adversely affect Schlumberger following the merger.

Schlumberger’s performance following the merger could be adversely affected if the combined company is unable to retain certain key employees and skilled workers of Cameron. It is possible that these employees may decide not to remain with Cameron while the merger is pending or with the combined company after the merger is consummated. The loss of the services of one or more of these key employees and skilled workers could adversely affect Schlumberger’s future operating results because of their experience and knowledge of Cameron’s business. In addition, current and prospective employees of Schlumberger and Cameron may experience uncertainty about their future roles with the company until after the merger is completed. This may adversely affect the ability of Schlumberger and Cameron to attract and retain key personnel, which could adversely affect Schlumberger’s performance following the merger.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions that could have an adverse effect on Schlumberger.

Completion of the merger is conditioned upon the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the HSR Act, the issuance by the European Commission of a decision under the EC Merger Regulation declaring the merger compatible with the common market and the approval of the merger by the antitrust regulators in other specified jurisdictions. Although Schlumberger and Cameron have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the merger or require changes to the terms of the merger.

Under the terms of the merger agreement, Schlumberger has the right, but not the obligation, to oppose or refuse to consent, through litigation or otherwise, to any request, attempt or demand by any governmental entity or other person for any divestiture, hold separate condition or any other restriction with respect to any assets, businesses or product lines of Schlumberger, Cameron or any of their respective subsidiaries and has the obligation to defend any litigation instituted by a governmental entity or other person with respect to the legality of the merger under applicable regulatory laws If Schlumberger agrees to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the merger, Schlumberger may be less able to realize the anticipated benefits of the merger, and the business and results of operations of the combined company after the merger may be adversely affected.

The market value of Schlumberger common stock could decline if large amounts of its common stock are sold following the merger.

Following the merger, stockholders of Schlumberger and former stockholders of Cameron will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current stockholders of Schlumberger and Cameron may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which Schlumberger or Cameron common stock is included. If, following the merger, large amounts of Schlumberger common stock are sold, the price of its common stock could decline.

The merger may not be accretive, and may be dilutive, to Schlumberger’s earnings per share in the near term, which may negatively affect the market price of Schlumberger common stock.

Schlumberger anticipates that the merger will be accretive to earnings per share by the end of the first year after closing. However, the merger may be dilutive to earnings per share in the near term. This expectation is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including:

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

Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2015 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2015	1,755.9	$84.11	1,755.9	$2,218,143
August 1 through August 31, 2015	1,204.7	$80.91	1,204.7	$2,120,670
September 1 through September 30, 2015	3,947.5	$75.73	3,947.5	$1,821,734
	6,908.1	$78.76	6,908.1

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 2.1— Agreement and Plan of Merger among Schlumberger Holdings Corporation, Rain Merger Sub LLC, Schlumberger Limited and Cameron International Corporation, dated August 25, 2015 (incorporated by reference to Exhibit 2.1 to Schlumberger’s Current Report on Form 8-K filed on August 26, 2015)

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on May 14, 2015)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	October 21, 2015	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory