Form 10-K
period 2015-12-31
SCHLUMBERGER LTD /NV/
filed 2016-01-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $109.0 billion.

As of December 31, 2015, the number of shares of common stock outstanding was 1,256,367,980.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Schlumberger’s definitive proxy statement for its 2016 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015 (the “2016 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading supplier of technology, integrated project management and information solutions to the international oil and gas exploration and production industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, Schlumberger today provides the industry’s widest range of products and services from exploration through production. As of December 31, 2015, the Company employed approximately 95,000 people of over 140 nationalities operating in approximately 85 countries. Schlumberger has principal executive offices in Paris, Houston, London and The Hague.

On August 26, 2015, Schlumberger and Cameron International Corporations (Cameron) jointly announced that they had entered into a definitive merger agreement in which Cameron will merge with an indirect wholly-owned subsidiary of Schlumberger in a stock and cash transaction. Under the terms of the agreement, Cameron shareholders will receive 0.716 shares of Schlumberger common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding. Schlumberger estimates that it will issue approximately 137 million shares of its common stock and pay cash of approximately $2.8 billion in connection with this transaction. In November 2015, the US Department of Justice cleared the proposed merger without any conditions.  On December 17, 2015, Cameron stockholders voted to adopt the proposed merger.  However, the transaction remains subject to certain regulatory approvals and other customary closing conditions. It is anticipated that the closing of the transaction will occur in the first quarter of 2016.

Cameron designs, manufactures, markets and services equipment used by the oil and gas industry and industrial manufacturing companies. Cameron is a leading international manufacturer of oil and gas pressure control and separation equipment, including valves, wellheads, controls, chokes, blowout preventers and assembled systems for oil and gas drilling, production and transmission used in onshore, offshore and subsea applications and provides oil and gas separation, metering and flow measurement equipment. Cameron reported revenue of $10.4 billion for the year ended December 31, 2014.

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

The role of the Groups and Technologies is to support Schlumberger in providing the best possible service to customers and that it remains at the forefront of technology development.  The Groups and Technologies are collectively responsible for driving excellence in execution throughout their businesses, overseeing operational processes, resource allocation, personnel and delivering superior financial results. The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions. The Areas and GeoMarkets are responsible for providing the most efficient and cost effective support possible to the operations.

The Groups are as follows:

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources.  These include WesternGeco, Wireline, Testing Services, Software Integrated Solutions (SIS) and Integrated Services Management (ISM).

•

WesternGeco is a leading geophysical services supplier, providing comprehensive worldwide reservoir imaging, monitoring and development services.  It provides increasingly accurate measurements and images of subsurface geology and rock properties for both customer proprietary and multiclient surveys. WesternGeco offers the industry’s most extensive multiclient library.

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
•

Software Integrated Solutions sells proprietary software and provides consulting, information management and IT infrastructure services to customers in the oil and gas industry. SIS also offers expert consulting services for reservoir characterization, field development planning and production enhancement, as well as industry leading petrotechnical data services and training solutions.
•

Integrated Services Management provides coordination and management of Schlumberger services, products, and third parties in projects around the world. ISM offers a certified Integrated Services Project Manager as a focal point of contact between the project owner and the various Schlumberger services, ensuring alignment of project objectives.

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Drilling Tools, M-I SWACO, Drilling & Measurements, Land Rigs and Integrated Drilling Services.

•

Bits & Drilling Tools designs, manufactures and markets roller cone and fixed cutter drill bits for all environments. The drill bits include designs for premium market segments where faster penetration rates and increased footage provide significant economic benefits in lowering overall well costs. Drilling tools includes a wide variety of bottom-hole-assembly, borehole-enlargement technologies and impact tools, as well as a comprehensive collection of tubulars and tubular services for oil and gas drilling operations.

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

•

Drilling & Measurements provides mud logging services for geological and drilling surveillance, directional drilling, measurement-while-drilling and logging-while-drilling services for all well profiles as well as engineering support.

•	Land Rigs provides land drilling rigs and related support services.
•

Integrated Drilling Services encompasses the services necessary to construct or change the architecture (re-entry) of wells. This service covers all aspects of well planning, well drilling, engineering, supervision, logistics, procurement and contracting of third parties, and drilling rig management.

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Well Intervention, Water Services, Integrated Production Services and Schlumberger Production Management.

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
•

Integrated Production Services encompasses the project scope necessary to abandon, maintain, or increase the production of single or multiple wells. All aspects of project planning addressed include well engineering, wellsite supervision, civil engineering, logistics, procurement, contracting of third parties, and workovers.

•

Schlumberger Production Management (SPM) is a business model for field production projects. This model combines the required services and products of the Technologies with drilling rig management, specialized engineering and project management expertise to provide a complete solution to well construction and production improvement.

SPM commercial arrangements create alignment between Schlumberger and the asset holder and/or the operator whereby Schlumberger receives remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of Schlumberger’s customers’ assets under long-term agreements.  Schlumberger will invest its own services and products, and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products.  Instead, Schlumberger is generally compensated based upon cash flow generated or on a fee-per-barrel basis.  This may include certain arrangements whereby Schlumberger is only compensated based upon incremental production that it helps deliver above a mutually agreed baseline.

Schlumberger also has a 40% equity ownership interest in OneSubseaTM, a joint venture with Cameron.  The joint venture manufactures and develops products, systems and services for the subsea oil and gas market.  Schlumberger’s 40% share of the net income of the joint venture is reflected in the results of the Production Group.

Supporting the Technologies is a global network of research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.

Schlumberger primarily uses its own personnel to market its offerings. The customer base, business risks and opportunities for growth are essentially uniform across all services. There is a sharing of manufacturing and engineering facilities as well as research centers, and the labor force is interchangeable. Technological innovation, quality of service and price differentiation are the principal methods of competition, which vary geographically with respect to the different services offered. While there are numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing geophysical services, wireline logging, well testing, exploration and production software, drilling and completion fluids, solids and waste management, coiled-tubing, drill bits, measurement-while-drilling, logging-while-drilling, directional drilling services and mud logging. A large proportion of Schlumberger offerings is non-rig related; consequently, revenue does not necessarily correlate to the rig count.

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

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of oilfield services. For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions that typically result in temporarily reduced levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns for multiclient data, software and other oilfield services and products generally result in higher activity in the fourth quarter of each year as clients seek to utilize their annual budgets.

Customers and Backlog of Orders

For the year ended December 31, 2015, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, Schlumberger has no significant backlog due to the nature of its businesses. The WesternGeco backlog, which is based on signed contracts with customers, was $1.1 billion at December 31, 2015 ($0.7 billion at December 31, 2014).

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2015, 2014 and 2013 is provided in Note 17 of the Consolidated Financial Statements.

Executive Officers of Schlumberger

The following table sets forth, as of January 27, 2016, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience

Paal Kibsgaard	48	Chairman of the Board of Directors, since April 2015; Chief Executive Officer, since August 2011; Director since April 2011; Chief Operating Officer, February 2010 to July 2011.

Simon Ayat	61	Executive Vice President and Chief Financial Officer, since March 2007.

Alexander Juden	55	Secretary and General Counsel, since April 2009.

Ashok Belani	57	Executive Vice President, Technology, since January 2011; President, Reservoir Characterization Group, February 2010 to August 2011.

Jean-Francois Poupeau	54	Executive Vice President Corporate Development and Communications, since June 2012; President, Drilling Group, May 2010 to June 2012.

Khaled Al Mogharbel	45	President, Drilling Group, since July 2013; President, Middle East, August 2011 to June 2013; Project – Gulfsands Petroleum – Syria, July 2009 to July 2011.

Stephane Biguet	47

Vice President Controller, Operations, since August 2015; Vice President Controller, Operations & Integration, from November  2013 to August 2015; Vice President, Global Shared Services Organization, August 2011 to October 2013; Mergers and Acquisitions Director, February 2011 to July 2011; Controller, Reservoir Characterization Group, October 2008 to July 2011.

Mark Danton	59	Vice President – Director of Taxes, since January 1999.

Simon Farrant	51

Vice President, Investor Relations, since February 2014; Special Projects Manager, December 2013 to January 2014; GeoMarket Manager, North Sea, April 2012 to November 2013; Integration Manager, Smith Merger, April 2010 to April 2012.

Sherif Foda	46	President, Production Group, since July 2013; President, Europe and Africa, June 2011 to June 2013; Saudi Arabia and Bahrain GeoMarket Manager, June 2009 to June 2011.

Aaron Gatt Floridia	47	President, Reservoir Characterization Group, since August 2011; President Middle East, May 2009 to July 2011.

Howard Guild	44	Chief Accounting Officer, since July 2005.

Imran Kizilbash	49

Vice President and Treasurer, since November 2013; Controller, Operations & Integration, July 2013 to October 2013; Controller, Operations, January 2011 to June 2013; Controller, Schlumberger Limited, May 2009 to January 2011.

Gerard Martellozo	60	Vice President Human Resources, since June 2014; Senior Advisor to the CEO, August 2012 to May 2014; Human Resources Manager, Drilling Group, May 2010 to July 2012.

Patrick Schorn	47

President, Operations, since August 2015; President, Operations & Integration, July 2013 to August 2015; President, Production Group, January 2011 to June 2013; President Well Services, May 2008 to January 2011.

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

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry.  The current significant oil and gas industry downturn has resulted in reduced demand for oilfield services, which has had, and may continue to have, a significant adverse impact on our financial condition, results of operations and cash flows. If these conditions worsen or oil and gas prices do not improve, further reductions in spending by the oil and gas industry could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for the majority of our services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Since 2014, oil and gas prices have declined significantly, resulting in lower expenditures by the oil and gas industry.  As a result, many of our customers have reduced or delayed their oil and gas exploration and production spending, reducing the demand for our services and exerting downward pressure on the prices that we charge.  These conditions have had, and may continue to have, an adverse impact on our financial condition.

Continued low oil and gas prices or a further decline in oil and gas prices could cause a reduction in cash flows for our customers, which could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

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

There can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or recover in the near term.  Continued or worsening conditions in the oil and gas industry could further adversely affect our financial condition, results of operations and cash flows.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the approximately 85 countries in which we operate.

Our non-United States operations accounted for approximately 76% of our consolidated revenue in 2015, 71% in 2014 and 73% in 2013. Operations in countries other than the United States are subject to various risks, including:

●	volatility in political, social and economic conditions in certain areas;
●	exposure to possible expropriation of our assets or other governmental actions;
●	social unrest, acts of terrorism, war or other armed conflict;
●	confiscatory taxation or other adverse tax policies;
●	deprivation of contract rights;
●	trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;
●	restrictions under the United States Foreign Corrupt Practices Act or similar legislation in other countries;
●	restrictions on the repatriation of income or capital;
●	currency exchange controls;
●	inflation; and
●	currency exchange rate fluctuations and devaluations.

We completed the wind down of our service operations in Iran during the second quarter of 2013. Prior to this, certain of our non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”). We have reclassified the results of this business as a discontinued operation. All prior periods have been restated accordingly.

Our residual transactions or dealings with the government of Iran during 2015 consisted of payments of taxes and other typical governmental charges. Certain of our non-US subsidiaries maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes and utilities. We anticipate that we will discontinue our dealings with Saderat and Tejarat following the receipt of all amounts owed to us for prior services rendered in Iran.

Our failure to comply with Foreign Corrupt Practices Act (“FCPA”) and other laws could have a negative impact on our ongoing operations.

We are subject to complex US and foreign laws and regulations, such as the FCPA, the U.K. Bribery Act and various other anti-bribery and anti-corruption laws.  We are also subject to trade sanction laws that restrict certain operations in various countries or with certain persons.  The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations.  Any determination that we have violated or are responsible for violations of anti-bribery or anti-corruption laws could have a material adverse effect on our financial condition.  Violations of international and US laws and regulations may result in fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on our reputation and our business, operating results and financial condition.

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

Demand for our products and services could be reduced by existing and future legislation or regulations.

Environmental advocacy groups and regulatory agencies in the United States and other countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gasses and their potential role in climate change.  Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as government initiatives to conserve energy or promote the use of alternative energy sources, may significantly curtail demand for and production of fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our services. This may, in turn, adversely affect our financial condition, results of operations and cash flows.

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

The oilfield service industry is highly competitive.  Our ability to continually provide competitive technology and services can impact our ability to defend, maintain or increase prices for our services, maintain market share, and negotiate acceptable contract terms with our customers.  If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in the various markets we serve, it could adversely affect our financial condition, results of operations and cash flows.

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

Cybersecurity risks and threats could affect our business.

We rely heavily on information systems to conduct our business.  There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material impact on our systems when such incidents or attacks do occur.  If our systems for protecting against cybersecurity risks are circumvented or breached, this could result in the loss of our intellectual property or other proprietary information, including customer data, and disruption of our business operations.

Our ability to complete the proposed merger with Cameron is subject to various closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could materially adversely affect Cameron or Schlumberger or cause the merger to be abandoned.

The merger agreement contains certain closing conditions, including approval of the proposed merger by Cameron stockholders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred with respect to either company. On December 17, 2015, Cameron stockholders voted to adopt our proposed merger.  Also, in November 2015 the U.S. Department of Justice cleared our proposed merger without any conditions.  However, we will be unable to complete the merger until consents and approvals are received from the European Commission and various other governmental entities.  Regulatory entities have broad discretion in administering the governing regulations and may impose certain requirements or obligations as conditions for their approval. The merger agreement may require us to accept conditions from these regulators that could adversely affect the combined company. If the regulatory clearances are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then we will not be obligated to complete the merger. We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger.

Failure to complete the proposed merger with Cameron could negatively impact our stock price and our future business and financial results.

If the proposed merger is not completed, our ongoing business may be adversely affected and we would be subject to several risks, including a decline in the market price of our common stock, negative customer perception and diversion of management’s focus on pursuing other opportunities that could be beneficial to us, in each case, without realizing any of the benefits that might have resulted had the merger been completed.

Multiple lawsuits have been filed against us and Cameron challenging the proposed merger, and an adverse ruling in any such lawsuit may prevent the merger from being completed.

After the announcement of the proposed merger, four putative class action lawsuits were commenced on behalf of stockholders of Cameron against Cameron and its directors, as well as against us and Schlumberger Holding Corporation and Rain Merger Sub (both of which are indirect wholly-owned subsidiaries).   These lawsuits were consolidated for all purposes and a consolidated amended class action complaint (the “Consolidated Complaint”) was filed. The Consolidated Complaint seeks various remedies, including enjoining the merger from being consummated, rescission of the merger to the extent already implemented and the plaintiffs’ costs and fees.  Additional lawsuits with similar allegations may be filed. While we believe these lawsuits are without merit and we intend to vigorously defend against such claims, the outcome of any such litigation is inherently uncertain.  One of the conditions to the closing of the merger is that no law, order, injunction, judgment, decree, ruling or other similar requirement shall be in effect that prohibits the completion of the merger. Accordingly, if any of the plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger, then that injunction may prevent the merger from becoming effective, or delay its becoming effective.

We may fail to realize the anticipated benefits of the proposed merger.

The success of the proposed merger will depend on, among other things, our ability to combine our business with that of Cameron in a manner that facilitates growth opportunities and realizes anticipated synergies. However, we must successfully combine both businesses in a manner that permits these benefits to be realized. In addition, we must achieve the anticipated synergies without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, may take longer to realize than expected, or may never be realized.

Potential issues and difficulties we may encounter in the integration process include the following:

•	difficulties in managing the expanded operations of a significantly larger and more complex combined company;
•

lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their level of business in order to reduce their reliance on a single company;

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

Business issues currently faced by Cameron may impact our operations.

To the extent that Cameron currently has or is perceived by customers to have operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by our existing customers following the merger, which may limit or impede our future ability to obtain additional work from those customers.

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

PART II

Item 5. Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2015, there were 23,831 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB,” although it is traded on other exchanges in and outside the United States, including the Euronext Paris, the London Stock Exchange and the SIX Swiss Exchange.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2015 and 2014, were as follows:

	Price Range		Dividends
	High	Low	Declared
2015
QUARTERS
First	$89.00	$75.60	$0.50
Second	95.13	83.60	0.50
Third	86.69	67.75	0.50
Fourth	82.43	66.57	0.50
2014
QUARTERS
First	$98.45	$85.77	$0.40
Second	118.13	96.66	0.40
Third	118.76	100.30	0.40
Fourth	102.40	78.47	0.40

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.

The following graph compares the cumulative total stockholder return on Schlumberger common stock, assuming reinvestment of dividends on the last day of the month of payment into common stock of Schlumberger, with the cumulative total return on the Standard & Poor’s 500 Index (S&P 500 Index) and the cumulative total return on the Philadelphia Oil Service Index (OSX) over the five-year period ended December 31, 2015. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of five-year cumulative total return among

Schlumberger common stock, the S&P 500 Index and the

Philadelphia Oil Service Index (OSX)

Assumes $100 invested on December 31, 2010 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index (OSX) and reinvestment of dividends on the last day of the month of payment.

Share Repurchases

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program for Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2015 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
October 1 through October 31, 2015	2,398.0	$74.00	2,398.0	$1,644,290
November 1 through November 30, 2015	1,525.7	$78.44	1,525.7	$1,524,623
December 1 through December 31, 2015	1,473.7	$68.92	1,473.7	$1,423,058
	5,397.4	$73.86	5,397.4

In connection with the exercise of stock options under Schlumberger’s stock incentive plans, Schlumberger routinely receives shares of its common stock from optionholders in consideration of the exercise price of the stock options. Schlumberger does not view these transactions as requiring disclosure under this Item 5 as the number of shares of Schlumberger common stock received from optionholders is not material.

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program will take effect once the remaining $1.4 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

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

	(Stated in millions, except per share amounts)

	Year Ended December 31
	2015	2014	2013	2012	2011
Revenue	$35,475	$48,580	$45,266	$41,731	$36,579
Income from continuing operations	$2,072	$5,643	$6,801	$5,230	$4,516
Diluted earnings per share from continuing operations	$1.63	$4.31	$5.10	$3.91	$3.32
Working capital	$12,791	$10,518	$12,700	$11,788	$10,001
Total assets	$68,005	$66,904	$67,100	$61,547	$55,201
Net debt (1)	$5,547	$5,387	$4,443	$5,111	$4,850
Long-term debt	$14,442	$10,565	$10,393	$9,509	$8,556
Schlumberger stockholders' equity	$35,633	$37,850	$39,469	$34,751	$31,263
Cash dividends declared per share	$2.00	$1.60	$1.25	$1.10	$1.00

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

Executive Overview

Schlumberger revenue of $35.5 billion in 2015 represented a drop of 27% from 2014 due to customer spending falling as commodity prices weakened during the year. Revenue in North America decreased 39%, driven by a land rig count that ended the year 68% lower than the peak seen in 2014 as well as by pricing pressure that intensified during the year. North American offshore revenue fell more modestly as rigs in the US Gulf of Mexico shifted from exploration to development work, although the overall market in North America was the weakest for oilfield services since 1986. Internationally, revenue declined 21% as customers cut budgets and pressured service pricing, with these effects often exacerbated by activity disruptions, project delays and cancellations.

In the oil markets, the negative sentiments that had dominated the year accelerated during the fourth quarter after some early optimism earlier in the summer. The impact of OPEC lifting production targets to produce at maximum rates, combined with production in North America from unconventional resources declining slower than expected following the April peak, has led to supply continuing to exceed increasing demand. As a result, commodity prices fell dramatically, with oil dropping to a 12-year low by the end of the year. These weaker fundamentals drove industry exploration and production (E&P) capital investment significantly lower, resulting in the first two-year sequential decline in spend in 30 years.

In the natural gas markets, US production grew to a record of 75 Bcf/d, as new fields in the US Gulf of Mexico were brought into production and supplies from unconventional shale gas and tight oil reservoirs continued to grow. This trend is expected to continue with newly completed pipeline capacity in the northeast United States bringing new supplies. A relatively mild start to the winter together with North American gas storage levels well above the five-year average will keep natural gas prices low. Internationally, European gas demand growth returned to positive territory.  Despite this increased demand, storage levels are at record highs due to ample supply from the North Sea and Russia, as well as from liquefied natural gas (LNG). Demand rebounded in Asia but remained in a downward trend overall. As LNG exports from Australia grow, the region is likely to remain oversupplied with low natural gas prices persisting.

Schlumberger’s financial performance in 2015 was significantly impacted by the large decrease in land activity, particularly in the US, where the year-end land rig count was less than 700 rigs. This created massive overcapacity in the land market that impacted pricing levels across a broad range of oilfield services. Internationally, revenue in the Europe, CIS & Africa Area fell by 26% as a result of the weakening Russian ruble, and due to a drop in exploration activities in the United Kingdom and Norway GeoMarkets. In Latin America, revenue declined 22% due to decreased activity in Mexico, Brazil, and Colombia as a result of sustained budget cuts that led to rig count reductions. Middle East & Asia Area revenue decreased 17% on lower activity in the Asia Pacific region, particularly in Australia, although this was partially offset by robust activity in the Gulf Cooperation Council countries, particularly Saudi Arabia, Kuwait, and Oman.

Among the Groups, Reservoir Characterization performance was negatively impacted by sustained cuts in exploration spending, currency weaknesses, and operational disruptions from exhausted customer budgets that affected Wireline activities, particularly in the Europe, CIS & Africa and Middle East & Asia Areas. In the Drilling Group, the drop in drilling activity coupled with persistent pricing pressure, currency weaknesses and operational disruptions lowered Drilling & Measurements and M-I SWACO revenues across all geographies but most significantly in the Europe, CIS & Africa Area. Production Group performance was mainly affected by the fall in North American land activity as exhausted customer budgets led to a continued decline in rig count and increased pricing pressure.

In this uncertain environment, Schlumberger continues to focus on what it can control.  Throughout the year, Schlumberger took a number of actions to streamline and resize its organization as it continues to navigate the current market downturn. In spite of current conditions, Schlumberger remains constructive in its view of the market outlook in the medium term, and continues to believe that the underlying balance of supply and demand will tighten, driven by growth in demand, weakening supply as the massive E&P investment cuts take effect, and by the size of the annual supply replacement challenge.

Fourth Quarter 2015 Results

Product Groups

		(Stated in millions)

	Fourth Quarter 2015		Third Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$2,154	$520	$2,321	$614
Drilling	2,953	494	3,219	594
Production	2,671	303	2,974	330
Eliminations & other	(34)	(29)	(42)	(17)
Pretax operating income		1,288		1,521
Corporate & other (1)		(179)		(198)
Interest income (2)		8		8
Interest expense (3)		(83)		(78)
Charges & credits (4)		(2,136)		-
	$7,744	$(1,102)	$8,472	$1,253

Geographic Areas

		(Stated in millions)

	Fourth Quarter 2015		Third Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$1,955	$139	$2,273	$202
Latin America	1,407	324	1,422	295
Europe/CIS/Africa	2,059	428	2,274	505
Middle East & Asia	2,248	507	2,372	641
Eliminations & other	75	(110)	131	(122)
Pretax operating income		1,288		1,521
Corporate & other (1)		(179)		(198)
Interest income (2)		8		8
Interest expense (3)		(83)		(78)
Charges & credits (4)		(2,136)		-
	$7,744	$(1,102)	$8,472	$1,253

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2015: $6 million; third quarter 2015: $6 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2015: $8 million; third quarter 2015: $8 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $7.7 billion decreased $728 million, or 9%, sequentially with International revenue of $5.7 billion decreasing $354 million, or 6%, and North America revenue decreasing $318 million, or 14%.  Pricing pressure accounted for more than one-third of the overall sequential revenue decline, with the remainder attributable to a combination of lower activity levels and currency impacts.

Internationally, fourth-quarter revenue decreased 6% sequentially due to the combination of customer budget cuts, the start of the seasonal winter slow-down, persistent pricing pressure, currency weakness and the near absence of the usual year-end product, software, and multiclient seismic license sales.  Europe/CIS/Africa Area revenue decreased 9% sequentially mainly in Russia and

Central Asia due to weakness in the Russian ruble, the start of the seasonal winter slow-down in Russia as summer projects wound down, and activity reductions in the Caspian region.  Solid activity in the Nigeria & Gulf of Guinea and North Africa GeoMarkets was offset largely by lower activity in the UK, Central & West Africa and Angola GeoMarkets as rig count declined and projects ended.  Middle East & Asia Area revenue declined 5% sequentially mainly due to lower activity in Australia and the Asia-Pacific region as a result of customer budget cuts and project completions.  Revenue from the Middle East GeoMarkets was also lower as solid activity in Kuwait and Iraq was more than offset by reductions in the rest of the region due to the effects of service pricing concessions, project cancellations, delayed start-ups of new projects, and abrupt activity disruptions as budgets were exhausted. Latin America Area revenue decreased 1% sequentially, mainly on significantly lower activity in the Colombia & Peru, Brazil, and Argentina, Bolivia & Chile GeoMarkets due to customer budget cuts and currency weakness.  These effects were largely offset by multiclient seismic license sales in Mexico.

North America fourth-quarter revenue declined 14% sequentially, largely mirroring the US land rig count decline of 15% as customer cash flows diminished and E&P budgets were exhausted. Land revenue fell 18% from lower activity and persistent pricing pressure, while offshore revenue decreased 4%. The usual year-end surge in multiclient seismic license sales was largely muted.

Fourth-quarter pretax operating income of $1.3 billion decreased $233 million, or 15%, sequentially with International pretax operating income of $1.26 billion decreasing 13%, and North America pretax operating income decreasing 31%.

Fourth-quarter 2015 pretax operating margin of 16.6% decreased 132 basis points (bps) sequentially.  Internationally, pretax operating margin of 22.0% decreased 170 bps sequentially as pricing pressure across the Areas was partially offset by streamlining the cost and resource base.  In addition, project cancellations, delayed start-ups of new projects, and abrupt activity disruptions all contributed to the sequential reduction in pretax operating margin, particularly in the Middle East & Asia Area.  Middle East & Asia pretax operating margin decreased 448 bps to 22.5%, Europe/CIS/Africa fell 138 bps to 20.8%, while Latin America increased 229 bps to 23.0% mainly due to strong margins from multiclient seismic license sales in Mexico and Central America.  North America pretax operating margin declined 175 bps 7.1% as a result of pricing pressure that impacted all services and products.

Reservoir Characterization Group

Fourth-quarter revenue of $2.2 billion declined 7% sequentially, primarily due to sustained cuts in exploration spending, the start of the seasonal winter slow-down, currency weakness, and operational disruptions from exhausted customer budgets that impacted Wireline activities, particularly in the Europe/CIS/Africa and Middle East & Asia Areas.  This decline was partially offset by marine seismic surveys and multiclient seismic license sales in Mexico.  Year-end product and software sales were largely muted.

Pretax operating margin of 24.2% declined 230 bps sequentially as the contribution of high-margin multiclient seismic sales was more than offset by a decline in high-margin Wireline services.

Drilling Group

Fourth-quarter revenue of $3.0 billion decreased 8% sequentially, primarily from a drop in drilling activity, persistent pricing pressure, the start of the seasonal winter slow-down, currency weakness, and operational disruptions from exhausted customer budgets that impacted Drilling & Measurements and M-I SWACO revenues, mainly in the Europe/CIS/Africa and Middle East & Asia Areas.

Pretax operating margin of 16.7% contracted 173 bps sequentially as revenue declined on pricing weakness and abrupt operational disruptions.

Production Group

Fourth-quarter revenue of $2.7 billion decreased 10% sequentially with 80% of the decrease attributable to a further decline in North American land activity as exhausted customer budgets led to a further decline in rig count and increased pricing pressure. Market pricing for pressure pumping services dropped to even more unsustainable levels.

Pretax operating margin of 11.3% increased 24 bps sequentially despite lower activity and increasing pricing weakness in pressure pumping services.  The decline in pressure pumping margin was largely offset by the combination of accretive margin contributions from Schlumberger Production Management projects in Latin America and higher net earnings from the OneSubsea joint venture.

Full-Year 2015 Results

Product Groups

		(Stated in millions)

	2015		2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$9,501	$2,450	$12,905	$3,708
Drilling	13,563	2,538	18,128	3,805
Production	12,548	1,585	17,763	3,193
Eliminations & other	(137)	(63)	(216)	(130)
Pretax operating income		6,510		10,576
Corporate & other (1)		(768)		(848)
Interest income (2)		30		31
Interest expense (3)		(316)		(347)
Charges & credits (4)		(2,575)		(1,773)
	$35,475	$2,881	$48,580	$7,639

Geographic Areas

		(Stated in millions)

	2015		2014
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$9,811	$999	$16,151	$3,057
Latin America	6,014	1,315	7,699	1,639
Europe/CIS/Africa	9,284	1,979	12,515	2,765
Middle East & Asia	9,898	2,661	11,875	3,273
Eliminations & other	468	(444)	340	(158)
Pretax operating income		6,510		10,576
Corporate & other (1)		(768)		(848)
Interest income (2)		30		31
Interest expense (3)		(316)		(347)
Charges & credits (4)		(2,575)		(1,773)
	$35,475	$2,881	$48,580	$7,639

(1)

Comprised principally of certain corporate expenses not allocated to the segments stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2015: $22 million; 2014: $20 million).
(3)	Excludes interest expense included in the segments’ income (2015: $30 million; 2014: $22 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2015 revenue of $35.5 billion decreased $13.1 billion, or 27%, versus the same period last year with International revenue of $25.2 billion decreasing $6.9 billion, or 21%, and North America revenue of $9.8 billion decreasing $6.3 billion, or 39%.

Internationally, revenue decreased 21% year-on-year due to customer budget cuts and service pricing concessions as customers responded to lower commodity prices.  Revenue was also impacted by the fall of certain currencies against the US dollar, which accounted for more than one-third of the revenue decline.  Europe/CIS/Africa Area revenue decreased 26%, mainly due to the weakness in the Russian ruble.  Exploration activities in the UK and Norway fell as customer spending decelerated.  In Sub-Saharan Africa, offshore rigs demobilized as exploration decreased.  In North Africa, work progressed slowly while Libya activity remained muted, as onshore operations were limited due to security concerns.  Revenue in the Latin America Area declined 22% due to significantly lower activity levels in Mexico, Brazil and Colombia because of sustained budget cuts that led to rig count reductions.  The impact of the devaluation of the Venezuela bolivar also affected the revenue decline in the Venezuela, Trinidad and Tobago GeoMarket.   Middle East & Asia Area revenue decreased 17% due to a double-digit drop in revenue in the Asia-Pacific region, particularly in Australia.  This decrease arose from reduced activity and pricing concessions, but was partially offset by robust activity in the Gulf Cooperation Council countries in the Middle East, particularly in Saudi Arabia, Kuwait and Oman.  Activity in Iraq continued to decline.

North America full-year 2015 revenue decreased 39% year-on-year mainly from land which was down 45%, while offshore decreased 17% compared to the same period of 2014. The decrease in land was driven by severe activity and pricing declines as customer spending was cut.  With the year-end US land rig count 68% lower than the 2014 peak, the massive over-capacity in the land services market offers no signs of pricing recovery in the short- to medium-term.  Offshore activity in the US Gulf of Mexico remained resilient, although revenue did decline as work shifted from exploration to development activities driven by customer budget cuts.

Full-year 2015 pretax operating income of $6.5 billion decreased $4.1 billion, or 38%, versus the same period last year with International pretax operating income of $6.0 billion decreasing 22% and North America pretax operating income of $1.0 billion decreasing 67%.

Full-year 2015 pretax operating margin of 18.4% decreased 342 bps compared to 2014.  Internationally, pretax operating margin of 23.6% decreased 29 bps year-on-year.  Middle East & Asia pretax operating margin decreased 67 bps to 26.9%, Latin America expanded 58 bps to 21.9%, and Europe/CIS/Africa declined 79 bps to 21.3%.  Despite the revenue decline from pricing concessions and an increasingly unfavorable shift in revenue mix from offshore exploration to development, pretax operating margins were essentially flat internationally as a result of proactive cost and resource management.  North America pretax operating margin declined 874 bps year-on-year to 10.2% on decreased pressure pumping activity and pricing weakness on land.

Reservoir Characterization Group

Full-year 2015 revenue of $9.5 billion was 26% lower than the same period last year primarily due to sustained customer cuts in exploration and discretionary spending that impacted Wireline and Testing Technologies and software sales.  Revenue also decreased due to lower WesternGeco marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin decreased 294 bps to 25.8% as a result of an unfavorable overall revenue mix reflecting the decline in high-margin exploration activity as well as lower high-margin multiclient and software sales.

Drilling Group

Full-year 2015 revenue of $13.6 billion was 25% lower than the previous year primarily due to the severe drop in rig count in North America, reduced activity levels and service pricing concessions internationally that mainly affected Drilling & Measurements and M-I SWACO technologies. Unfavorable currency effects in Russia and Venezuela also contributed to the decline.

Year-on-year, pretax operating margin decreased 228 bps to 18.7%, primarily due to a decrease in higher-margin activities of Drilling & Measurements as well as pricing concessions.  Despite the revenue decline, prompt action on cost management and the benefit of a local cost structure that minimized the impact of unfavorable currency effects on pretax operating income helped limit the operating margin decline.

Production Group

Full-year 2015 revenue of $12.5 billion decreased 29% year-on-year, with approximately two-thirds of the decline attributable to Well Services pressure pumping technologies as a result of activity reductions and pricing pressure as the land rig count declined dramatically in North America.

Year-on-year, pretax operating margin declined 535 bps to 12.6% as lower activity and increasing pricing pressure continued in North America land.

Full-Year 2014 Results

Product Groups

		(Stated in millions)

	2014		2013
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$12,905	$3,708	$13,050	$3,711
Drilling	18,128	3,805	16,792	3,238
Production	17,763	3,193	15,646	2,624
Eliminations & other	(216)	(130)	(222)	(229)
Pretax operating income		10,576		9,344
Corporate & other (1)		(848)		(726)
Interest income (2)		31		22
Interest expense (3)		(347)		(369)
Charges and credits (4)		(1,773)		420
	$48,580	$7,639	$45,266	$8,691

Geographic Areas

		(Stated in millions)

	2014		2013
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$16,151	$3,057	$13,897	$2,735
Latin America	7,699	1,639	7,754	1,589
Europe/CIS/Africa	12,515	2,765	12,411	2,593
Middle East & Asia	11,875	3,273	10,767	2,697
Eliminations & other	340	(158)	437	(270)
Pretax operating income		10,576		9,344
Corporate & other (1)		(848)		(726)
Interest income (2)		31		22
Interest expense (3)		(347)		(369)
Charges and credits (4)		(1,773)		420
	$48,580	$7,639	$45,266	$8,691

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

Internationally, higher activities in a number of GeoMarkets, both offshore and in key land markets, contributed to the increase.  The increase was led by the Middle East & Asia, which increased 10%, mainly from robust drilling and exploration results in Saudi Arabia, Australia, the United Arab Emirates and Oman.  Europe/CIS/Africa increased 1%, led by the Sub-Saharan Africa region on strong development and exploration activities, particularly in Central West Africa, Angola and Continental Europe GeoMarkets.  Norway also experienced strong growth driven by market share gains and higher rig-related services for a number of customers.  Latin America, however, decreased 1% primarily because of lower activity and pricing in Brazil and Mexico which was partially offset by strong activity in Argentina and Ecuador.

North America revenue increased 16% mainly due to land, which was up 22%, while offshore was down 3%.  The increase in land was driven by market share gains in pressure pumping, artificial lift and drilling services.   The pressure pumping growth was augmented by improvements in operational efficiency and the introduction of new technologies.  The decrease in offshore revenue was attributable to lower drilling and exploration activities, and due to a series of operational delays that impacted several product lines earlier in the year combined with lower multiclient sales.

Full-year 2014 pretax operating income of $10.6 billion grew $1.2 billion, or 13%, versus the same period last year with International pretax operating income of $7.7 billion increasing 12% and North America pretax operating income of $3.1 billion increasing 12%.

Full-year 2014 pretax operating margin of 21.8% increased 113 bps compared to 2013, as pretax operating margins internationally were up 168 bps, to 23.9%, while North America pretax operating margin was down 75 bps, to 18.9%.  The increase in International Area margins reflected increased high-margin exploration activities, market share gains, growth in accretive integration-related activities and premium pricing on new technology introductions.  The North America margin contraction reflected pressure pumping commodity inflation.

Reservoir Characterization Group

Full-year 2014 revenue of $12.9 billion was down 1% compared to 2013.  Revenue increased in Testing Services, from higher offshore exploration, and Software Integrated Solutions, driven by software sales across all international areas.  However, these increases were offset by lower WesternGeco marine vessel utilization and reduced multiclient seismic sales.

Year-on-year, pretax operating margin increased 30 bps, to 28.7%, largely due to the higher-margin exploration activities that benefited Wireline Technologies and Testing Services.  Higher margin software sales also contributed to the improvement.   These increases were partially offset by lower profitability in WesternGeco due to lower vessel utilization and multiclient seismic sales.

Drilling Group

Full-year 2014 revenue of $18.1 billion was 8% higher than 2013, primarily due to the robust demand for Drilling & Measurements services and M-I SWACO Technologies as activity strengthened in the North America and Middle East & Asia Areas.  Land Rig revenue from the May 2014 acquisition of Saxon also contributed to the growth.

Year-on-year, pretax operating margin increased 171 bps, to 21.0%, primarily due to the increase in higher-margin exploration activities of Drilling & Measurements in North America offshore and in the international markets.  Improved profitability on Integrated Drilling Services activities also contributed to the margin increase.

Production Group

Full-year 2014 revenue of $17.8 billion increased 14% compared to 2013, primarily from Well Services pressure pumping technologies driven by market share gains, improvements in operational efficiency and the introduction of new technologies.  Schlumberger Production Management (SPM) revenue grew as projects in Latin America continued to progress ahead of work plans.  Revenue from the expanding artificial lift business also contributed to the year-on-year growth.

Year-on-year, pretax operating margin increased 121 bps, to 18.0%, mainly on improved profitability for Well Services and Well Intervention, particularly internationally.  SPM activities also contributed to the margin expansion.  However, these improvements were partially offset by the decrease in margins in North America due to pressure pumping commodity cost inflation.

Interest and Other Income

Interest and other income consisted of the following:

(Stated in millions)

	2015	2014	2013
Interest income	$52	$51	$33
Earnings of equity method investments	184	240	132
	$236	$291	$165

The decrease in earnings of equity method investments in 2015 as compared to 2014 primarily reflects the effects of the downturn in the oil and gas industry, which has negatively impacted the majority of Schlumberger’s investments in affiliates, particularly those in North America.

The increase in earnings of equity method investments in 2014 as compared to 2013 primarily reflects the strong performance of a drilling service company in which Schlumberger has an investment, as well as the impact of the first full year of results from the OneSubsea joint venture.

Interest Expense

Interest expense of $346 million in 2015 decreased by $23 million compared to 2014 primarily as the effect of an increase in the weighted average debt balance of approximately $0.5 billion was more than offset by a 30 bps decrease in the weighted average borrowing rates from 2.8% in 2014 to 2.5% in 2015.

Interest expense of $369 million in 2014 decreased by $22 million compared to 2013 primarily as the effect of an increase in the weighted average debt balance of approximately $1.1 billion was more than offset by a 40 bps decrease in the weighted average borrowing rates from 3.2% in 2013 to 2.8% in 2014.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2015	2014	2013
Research & engineering	3.1%	2.5%	2.6%
General & administrative	1.4%	1.0%	0.9%

Income Taxes

The Schlumberger effective tax rate was 25.9% in 2015, 25.2% in 2014, and 21.3% in 2013.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

The effective tax rate for each of 2015, 2014 and 2013 was significantly impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements because they were only partially tax effective.  Excluding the impact of these charges and credits, the effective tax rate was 20.2% in 2015, 21.9% in 2014 and 22.9% in 2013.  The decrease in the effective tax rate, excluding the impact of charges and credits, was primarily attributable to the change in the geographic mix of earnings and the favorable resolution of tax examinations in certain jurisdictions.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2015, 2014 and 2013. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2015 charges and credits, all of which were classified as Impairments & other in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reductions	$920	$107	$813
Fixed asset impairments	776	141	635
Inventory write-downs	269	27	242
Impairment of SPM project	182	36	146
Facility closures	177	37	140
Geopolitical events	77	-	77
Currency devaluation loss in Venezuela	49	-	49
Contract termination costs	41	2	39
Other	84	7	77
	$2,575	$357	$2,218

The following is a summary of the 2014 charges and credits, all of which were classified as Impairments & other in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
WesternGeco restructuring	$806	$25	$781
Currency devaluation loss in Venezuela	472	-	472
Workforce reduction	296	37	259
Impairment of SPM project	199	72	127
	$1,773	$134	$1,639

The following is a summary of the 2013 charges and credits:

	(Stated in millions)

	Pretax	Tax	Net
Gain on formation of OneSubsea joint venture (1)	$(1,028)	$-	$(1,028)
Impairment of equity method investments (2)	364	19	345
Provision for accounts receivable (3)	152	30	122
Currency devaluation loss in Venezuela (2)	92	-	92
	$(420)	$49	$(469)
(1)	Classified as Gain on formation of OneSubsea in the Consolidated Statement of Income.
(2)	Classified in Impairments & other in the Consolidated Statement of Income.
(3)	Classified in Cost of revenue in the Consolidated Statement of Income.

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.

Details of changes in Net Debt follow:

(Stated in millions)

	2015	2014	2013
Income from continuing operations before concontrolling interests	$2,135	$5,711	$6,843
Gain on formation of OneSubsea joint venture	-	-	(1,028)
Impairments and other charges	2,575	1,773	608
Depreciation and amortization (1)	4,078	4,094	3,879
Earnings of equity method investments, less dividends received	(125)	(113)	(71)
Pension and other postretirement benefits expense	438	355	518
Stock-based compensation expense	326	329	315
Pension and other postretirement benefits funding	(346)	(390)	(538)
(Increase) decrease in working capital (2)	(478)	(36)	90
Other	202	(528)	74
Cash flow from operations	8,805	11,195	10,690
Capital expenditures	(2,410)	(3,976)	(3,943)
SPM investments	(953)	(740)	(902)
Multiclient seismic data capitalized	(486)	(321)	(394)
Free cash flow (3)	4,956	6,158	5,451
Dividends paid	(2,419)	(1,968)	(1,608)
Proceeds from employee stock plans	448	825	537
Stock repurchase program	(2,182)	(4,678)	(2,596)
	803	337	1,784
Business acquisitions and investments, net of cash acquired plus debt assumed	(478)	(1,501)	(610)
Payment for OneSubsea transaction	-	-	(600)
Discontinued operations - settlement with U.S. Department of Justice (4)	(233)	-	-
Other	(252)	220	94
(Increase) decrease in Net Debt	(160)	(944)	668
Net Debt, Beginning of period	(5,387)	(4,443)	(5,111)
Net Debt, End of period	$(5,547)	$(5,387)	$(4,443)

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Includes severance payments of approximately $810 million during 2015.
(3)

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

(4)	Refer to Note 20 to the Consolidated Financial Statements for details.
	(Stated in millions)

	Dec. 31,	Dec. 31,	Dec. 31,
Components of Net Debt	2015	2014	2013
Cash	$2,793	$3,130	$3,472
Short-term investments	10,241	4,371	4,898
Fixed income investments, held to maturity	418	442	363
Long-term debt – current portion	(3,011)	(1,244)	(1,819)
Short-term borrowings	(1,546)	(1,521)	(964)
Long-term debt	(14,442)	(10,565)	(10,393)
	$(5,547)	$(5,387)	$(4,443)

Key liquidity events during 2015, 2014 and 2013 included:

•

On August 26, 2015, Schlumberger and Cameron jointly announced that they had entered into a definitive merger agreement in which Cameron will merge with Schlumberger Holdings Corporation, an indirect wholly-owned United States subsidiary of Schlumberger.  Under the terms of the agreement, Cameron shareholders will receive 0.716 shares of Schlumberger

Limited common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding.  In connection with this transaction, Schlumberger Holdings Corporation will acquire approximately 137 million shares of common stock from Schlumberger Limited and transfer these shares to Cameron’s shareholders.  Additionally, Schlumberger Holdings Corporation will pay cash of approximately $2.8 billion in connection with this transaction.  The transaction remains subject to certain regulatory approvals and other customary closing conditions.  It is anticipated that the closing of this transaction will occur in the first quarter of 2016.

In order to partially fund the purchase of the 137 million shares of common stock from Schlumberger Limited that will be transferred to Cameron stockholders, Schlumberger Holdings Corporation issued the following notes during the fourth quarter of 2015:

−	$500 million of 1.90% Senior Notes due 2017;
−	$1.3 billion of 2.35% Senior Notes due 2018;
−	$1.6 billion of 3.00% Senior Notes due 2020;
−	$850 million of 3.63% Senior Notes due 2022; and
−	$1.75 billion of 4.00% Senior Notes due 2025.

Schlumberger Holdings Corporation expects to use a combination of cash on hand and commercial paper borrowings to finance the difference between the proceeds received from the issuance of these notes and the cash required to complete the Cameron merger.

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

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. Schlumberger had repurchased $8.6 billion of shares under this new share repurchase program as of December 31, 2015.

The following table summarizes the activity under these share repurchase programs during 2015, 2014 and 2013:

(Stated in thousands, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
2015	$2,182,180	26,751.0	$81.57
2014	$4,677,687	47,545.9	$98.38
2013	$2,596,447	31,349.5	$82.82

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program will take effect once the remaining $1.4 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

•

Net cash provided by operating activities was $8.8 billion in 2015, $11.2 billion in 2014 and $10.7 billion in 2013. The decrease in operating cash flows in 2015 as compared to 2014 was largely attributable to lower earnings before non-cash charges and credits and depreciation and amortization expense while the increase in operating cash flows in 2014 as compared to 2013 was largely attributable to higher earnings before non-cash charges and credits and depreciation and amortization expense.

•	Dividends paid during 2015, 2014 and 2013 were $2.4 billion, $2.0 billion and $1.6 billion, respectively.

On January 15, 2015, Schlumberger announced that its Board approved a 25% increase in the quarterly dividend, to $0.50.

On January 16, 2014, Schlumberger announced that its Board approved a 28% increase in the quarterly dividend, to $0.40.

•	Capital expenditures were $2.4 billion in 2015, $4.0 billion in 2014 and $3.9 billion in 2013. Capital expenditures are expected to be approximately $2.4 billion in 2016.
•

During the fourth quarter of 2015, Schlumberger made a $500 million cash investment into a new SPM project.  Schlumberger is obligated to make a further $500 million cash investment into this project during the first quarter of 2016.

●

During 2015, 2014 and 2013 Schlumberger made contributions of $346 million, $390 million and $538 million, respectively, to its postretirement benefit plans. The US pension plans were 86% funded at both December 31, 2015 and 2014 based on the projected benefit obligation.

Schlumberger’s international defined benefit pension plans were a combined 93% funded at December 31, 2015 based on the projected benefit obligation. This compares to 94% funded at December 31, 2014.

Schlumberger currently anticipates contributing approximately $350 million to its postretirement benefit plans in 2016, subject to market and business conditions.

Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program. This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.  Schlumberger has issued €0.5 billion 1.50% Guaranteed Notes due 2019 under this program.

As of December 31, 2015, Schlumberger had $13.0 billion of cash and short-term investments on hand. Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $1.4 billion was available and unused as of December 31, 2015. The $3.8 billion of committed debt facility agreements included $3.5 billion of committed facilities, which support commercial paper programs. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $2.383 billion as of December 31, 2015 and $1.538 billion as of December 31, 2014.

Summary of Contractual Obligations

	(Stated in millions)

		Accumulated
	Total	2016	2017-2018	2019-2020	After 2020
Debt (1)	$18,999	$4,558	$4,152	$2,511	$7,778
Interest on fixed rate debt obligations (2)	2,444	401	740	653	650
Operating leases	1,428	261	367	274	526
Purchase obligations and other (3)	1,922	1,734	120	49	19
	$24,793	$6,954	$5,379	$3,487	$8,973
(1)	Excludes future payments for interest.
(2)	Excludes interest on $4.7 billion of variable rate debt, which had a weighted average interest rate of 1.0% as of December 31, 2015.
(3)

Represents an estimate of contractual obligations in the ordinary course of business. Although these contractual obligations are considered enforceable and legally binding, the terms generally allow Schlumberger the option to reschedule and adjust its requirements based on business needs prior to the delivery of goods.  This amount also reflects a $500 million cash investment into an SPM project that Schlumberger is obligated to make during the first quarter of 2016.

Refer to Note 18, Pension and Other Benefit Plans, of the Consolidated Financial Statements for details regarding Schlumberger’s pension and other postretirement benefit obligations.

As discussed in Note 14, Income Taxes, of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2015 is approximately $1.3 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Schlumberger has outstanding letters of credit/guarantees that relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

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

Multiclient Seismic Data

Schlumberger capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2015 and 2014 was $1.03 billion and $793 million, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future revenues, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, larger surveys (which are typically prefunded by customers) are analyzed for impairment on a survey-by-survey basis and smaller surveys are analyzed based on two pools of surveys: United States and non-United States. The United States and non-United States pools were determined to be the most appropriate level at which to perform the impairment review based upon a number of factors, including (i) various macroeconomic factors that influence the ability to successfully market surveys, and (ii) the focus of the sales force and related costs.

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

Schlumberger operates in more than 85 countries. At December 31, 2015, only four of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balance, of which only two (Venezuela and Mexico) accounted for greater than 10%.  Schlumberger has experienced delays in payment from its national oil company customer in Venezuela.  During the fourth quarter of 2015, Schlumberger entered into an agreement with its national oil company customer in Venezuela to receive certain fixed assets in lieu of payment of approximately $200 million of accounts receivable.

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

Under generally accepted accounting principles, Schlumberger has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, Schlumberger determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if Schlumberger concludes otherwise, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Schlumberger has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are its three Groups: Reservoir Characterization, Drilling and Production. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2015. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

Long-lived assets, including fixed assets, intangible assets and investments in SPM projects, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value, as was the case for certain assets in 2015 and 2014. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, Schlumberger could be required to recognize impairment charges in the future.

Income Taxes

Schlumberger conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audits by the tax authorities. These audits may result in assessments for additional taxes that are resolved with the authorities or, potentially, through the courts. Schlumberger recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these audits. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities that could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the period in which such resolution occurs.

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

The discount rate that Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of the payment of the benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

●	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plans was 4.50% at December 31, 2015 and 4.15% at December 31, 2014.
●	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 4.36% at December 31, 2015 and 4.07% at December 31, 2014.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plans decreased from 4.85% in 2014 to 4.15% in 2015.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans decreased from 4.76% in 2014 to 4.07% in 2015.

The expected rate of return for Schlumberger’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expected rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the United States pension plans was 7.25% in both 2015 and 2014. The weighted average expected rate of return on plan assets for the international pension plans was 7.50% in both 2015 and 2014. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2015 postretirement medical expense was 7.0% graded to 5.0% over the next ten years. The overall medical trend rate assumption utilized to determine the postretirement medical liability at December 31, 2015 was 7.0% graded to 5.0% over the next ten years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for the United States and international pension plans:

(Stated in millions)

	Effect on 2015	Effect on
	Pretax Pension	Dec. 31, 2015
Change in Assumption	Expense	Liability
25 basis point decrease in discount rate	+$68	+$457
25 basis point increase in discount rate	-$65	-$431
25 basis point decrease in expected return on plan assets	+$25	-
25 basis point increase in expected return on plan assets	-$24	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

	Effect on 2015	Effect on
	Pretax Pension	Dec. 31, 2015
Change in Assumption	Expense	Liability
25 basis point decrease in discount rate	+$6	+$39
25 basis point increase in discount rate	-$5	-$37
100 basis point decrease per annum in medical cost trend rate	-$6	-$33
100 basis point increase per annum in medical cost trend rate	+$7	+$37

Investments in Affiliated Companies

Investments in Affiliated Companies on the consolidated balance sheet primarily reflects Schlumberger’s investments in privately held companies, some of which are in the startup or development stages and are often still defining their strategic direction. Such investments are inherently risky and their success is dependent on factors such as technology development, market acceptance and their ability to raise additional funds. The technology being developed by these companies may never materialize and they could fail. Schlumberger monitors its portfolio to determine if any investment is other-than-temporarily impaired. If an investment is considered to be other-than-temporarily impaired, it is written down to its fair value, as was the case for certain investments in 2015 and 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger conducts business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar, which is consistent with the oil and gas industry. Approximately 83% of Schlumberger’s revenue in 2015 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

A 5% increase or decrease in the average exchange rates of all the foreign currencies in 2015 would have changed revenue by approximately 1%. If the 2015 average exchange rates of the US dollar against all foreign currencies had strengthened by 5%, Schlumberger’s pretax operating income would have increased by approximately 3%. Conversely, a 5% weakening of the US dollar average exchange rates would have decreased pretax operating income by approximately 3%.

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

At December 31, 2015, contracts were outstanding for the US dollar equivalent of $3.8 billion in various foreign currencies of which $1.2 billion relate to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2015, Schlumberger had fixed rate debt aggregating approximately $14.3 billion and variable rate debt aggregating approximately $4.7 billion before considering the effects of cross currency swaps.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $10.7 billion at December 31, 2015, are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. The average return on investments was 1.0% in 2015.

The following table represents the carrying amounts of Schlumberger’s debt at December 31, 2015 by year of maturity:

									(Stated in millions)

	Expected Maturity Dates
	2016	2017	2018	2019	2020	2021	2022	2023	2025	Total
Fixed rate debt
1.95% Senior Notes	$1,100									$1,100
2.65% Senior Notes	500									500
1.25% Senior Notes		$1,000								1,000
1.90% Senior Notes		499								499
2.35% Senior Notes			$1,297							1,297
1.50% Guaranteed Notes				$566						566
3.00% Senior Notes					$1,591					1,591
3.30% Senior Notes						$1,597				1,597
4.20% Senior Notes						1,100				1,100
2.40% Senior Notes							$999			999
3.63% Senior Notes							845			845
3.65% Senior Notes								$1,496		1,496
4.00% Senior Notes									$1,741	1,741
Total fixed rate debt	$1,600	$1,499	$1,297	$566	$1,591	$2,697	$1,844	$1,496	$1,741	$14,331
Variable rate debt	2,957	28	1,329	354	-	-	-	-	-	4,668
Total	$4,557	$1,527	$2,626	$920	$1,591	$2,697	$1,844	$1,496	$1,741	$18,999

The fair market value of the outstanding fixed rate debt was approximately $14.3 billion as of December 31, 2015. The weighted average interest rate on the variable rate debt as of December 31, 2015 was 1.0%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the integration of Cameron into our business; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; pricing erosion; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the risk that the contemplated Cameron merger will not occur, negative effects from the pendency of the contemplated Cameron merger; the inability after the closing of the Cameron merger to successfully integrate the merged businesses and to realize expected synergies; the inability to retain key employees; expenses for the merger; and other risks and uncertainties detailed in the Risk Factors section of this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in millions, except per share amounts)

Year Ended December 31,	2015	2014	2013
Revenue	$35,475	$48,580	$45,266
Interest & other income	236	291	165
Gain on formation of OneSubsea	-	-	1,028
Expenses
Cost of revenue	28,321	37,398	35,331
Research & engineering	1,094	1,217	1,174
General & administrative	494	475	416
Impairments & other	2,575	1,773	456
Interest	346	369	391
Income from continuing operations before taxes	2,881	7,639	8,691
Taxes on income	746	1,928	1,848
Income from continuing operations	2,135	5,711	6,843
Loss from discontinued operations	-	(205)	(69)
Net income	2,135	5,506	6,774
Net income attributable to noncontrolling interests	63	68	42
Net income attributable to Schlumberger	$2,072	$5,438	$6,732

Schlumberger amounts attributable to:
Income from continuing operations	2,072	5,643	6,801
Loss from discontinued operations	-	(205)	(69)
Net income	$2,072	$5,438	$6,732

Basic earnings per share of Schlumberger
Income from continuing operations	$1.63	$4.36	$5.14
Loss from discontinued operations	-	(0.16)	(0.05)
Net income	$1.63	$4.20	$5.09

Diluted earnings per share of Schlumberger
Income from continuing operations	$1.63	$4.31	$5.10
Loss from discontinued operations	-	(0.16)	(0.05)
Net income (1)	$1.63	$4.16	$5.05

Average shares outstanding:
Basic	1,267	1,295	1,323
Assuming dilution	1,275	1,308	1,333

(1)Amounts may not add due to rounding.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in millions)

Year Ended December 31,	2015	2014	2013
Net income	$2,135	$5,506	$6,774
Currency translation adjustments
Unrealized net change arising during the period	(522)	(463)	(151)
Marketable securities
Unrealized (loss) gain arising during the period	(50)	(166)	35
Reclassification to net income - impairment charge	40	-	-
Cash flow hedges
Net (loss) gain on cash flow hedges	(178)	(238)	49
Reclassification to net income of net realized gain (loss)	235	113	(50)
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial (loss) gain arising during the period	(210)	(1,285)	1,328
Amortization to net income of net actuarial loss	306	177	300
Prior service cost
Amortization to net income of net prior service cost	101	128	125
Income taxes on pension and other postretirement benefit plans	(74)	82	(302)
Comprehensive income	1,783	3,854	8,108
Comprehensive income attributable to noncontrolling interests	63	68	42
Comprehensive income attributable to Schlumberger	$1,720	$3,786	$8,066

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2015	2014
ASSETS
Current Assets
Cash	$2,793	$3,130
Short-term investments	10,241	4,371
Receivables less allowance for doubtful accounts (2015 - $333; 2014 - $275)	8,780	11,171
Inventories	3,756	4,628
Deferred taxes	208	144
Other current assets	1,134	1,250
	26,912	24,694
Fixed Income Investments, held to maturity	418	442
Investments in Affiliated Companies	3,311	3,235
Fixed Assets less accumulated depreciation	13,415	15,396
Multiclient Seismic Data	1,026	793
Goodwill	15,605	15,487
Intangible Assets	4,569	4,654
Other Assets	2,749	2,203
	$68,005	$66,904
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	7,727	9,246
Estimated liability for taxes on income	1,203	1,647
Long-term debt - current portion	3,011	1,244
Short-term borrowings	1,546	1,521
Dividends payable	634	518
	14,121	14,176
Long-term Debt	14,442	10,565
Postretirement Benefits	1,434	1,501
Deferred Taxes	1,075	1,296
Other Liabilities	1,028	1,317
	32,100	28,855
Equity
Common stock	12,693	12,495
Treasury stock	(13,372)	(11,772)
Retained earnings	40,870	41,333
Accumulated other comprehensive loss	(4,558)	(4,206)
Schlumberger stockholders' equity	35,633	37,850
Noncontrolling interests	272	199
	35,905	38,049
	$68,005	$66,904

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$2,135	$5,506	$6,774
Add: Loss from discontinued operations	-	205	69
Adjustments to reconcile net income to cash provided by operating activities:
Gain on formation of OneSubsea	-	-	(1,028)
Impairments and other charges	2,575	1,773	608
Depreciation and amortization (1)	4,078	4,094	3,879
Pension and other postretirement benefits expense	438	355	518
Stock-based compensation expense	326	329	315
Pension and other postretirement benefits funding	(346)	(390)	(538)
Earnings of equity method investments, less dividends received	(125)	(113)	(71)
Change in assets and liabilities: (2)
Decrease (increase) in receivables	2,176	(187)	(803)
Decrease (increase) in inventories	625	(36)	188
Decrease in other current assets	76	119	17
Decrease (increase) in other assets	16	(134)	(78)
(Decrease) increase in accounts payable and accrued liabilities	(2,656)	(36)	654
(Decrease) increase in estimated liability for taxes on income	(699)	104	34
Increase (decrease) in other liabilities	24	(79)	60
Other	162	(315)	92
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,805	11,195	10,690
Cash flows from investing activities:
Capital expenditures	(2,410)	(3,976)	(3,943)
SPM investments	(953)	(740)	(902)
Multiclient seismic data capitalized	(486)	(321)	(394)
Business acquisitions and investments, net of cash acquired	(443)	(1,008)	(1,210)
(Purchase) sale of investments, net	(5,848)	446	(648)
Other	(112)	19	218
NET CASH USED IN INVESTING ACTIVITIES	(10,252)	(5,580)	(6,879)
Cash flows from financing activities:
Dividends paid	(2,419)	(1,968)	(1,608)
Proceeds from employee stock purchase plan	296	295	270
Proceeds from exercise of stock options	152	530	267
Stock repurchase program	(2,182)	(4,678)	(2,596)
Proceeds from issuance of long-term debt	9,565	2,289	4,554
Repayment of long-term debt	(3,771)	(2,878)	(3,141)
Net (decrease) increase in short-term borrowings	(3)	552	37
Other	(264)	(38)	18
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,374	(5,896)	(2,199)
Cash flow (used in) provided by discontinued operations - operating activities	(233)	24	(2)
Cash flow used in discontinued operations - investing activities	-	-	(28)
Cash flow (used in) provided by discontinued operations	(233)	24	(30)
Net (decrease) increase in cash before translation effect	(306)	(257)	1,582
Translation effect on cash	(31)	(85)	(15)
Cash, beginning of period	3,130	3,472	1,905
Cash, end of period	$2,793	$3,130	$3,472

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2013	$11,912	$(6,160)	$32,887	$(3,888)	$107	$34,858
Net income			6,732		42	6,774
Currency translation adjustments				(151)		(151)
Changes in fair value of marketable securities				35		35
Changes in fair value of cash flow hedges				(1)		(1)
Pension and other postretirement benefit plans				1,451		1,451
Shares sold to optionees, less shares exchanged	(44)	311				267
Vesting of restricted stock	(56)	56				-
Shares issued under employee stock purchase plan	18	252				270
Stock repurchase program		(2,596)				(2,596)
Stock-based compensation expense	315					315
Dividends declared ($1.25 per share)			(1,653)			(1,653)
Other	47	2			17	66
Balance, December 31, 2013	12,192	(8,135)	37,966	(2,554)	166	39,635
Net income			5,438		68	5,506
Currency translation adjustments				(463)		(463)
Changes in fair value of marketable securities				(166)		(166)
Changes in fair value of cash flow hedges				(125)		(125)
Pension and other postretirement benefit plans				(898)		(898)
Shares sold to optionees, less shares exchanged	(26)	556				530
Vesting of restricted stock	(79)	79				-
Shares issued under employee stock purchase plan	33	262				295
Stock repurchase program		(4,678)				(4,678)
Stock-based compensation expense	329					329
Dividends declared ($1.60 per share)			(2,071)			(2,071)
Shares issued for acquisition	72	141				213
Other	(26)	3			(35)	(58)
Balance, December 31, 2014	12,495	(11,772)	41,333	(4,206)	199	38,049
Net income			2,072		63	2,135
Currency translation adjustments				(522)		(522)
Changes in fair value of marketable securities				(10)		(10)
Changes in fair value of cash flow hedges				57		57
Pension and other postretirement benefit plans				123		123
Shares sold to optionees, less shares exchanged	(38)	190				152
Vesting of restricted stock	(112)	112				-
Shares issued under employee stock purchase plan	17	279				296
Stock repurchase program		(2,182)				(2,182)
Stock-based compensation expense	326					326
Dividends declared ($2.00 per share)			(2,535)			(2,535)
Other	5	1			10	16
Balance, December 31, 2015	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2013	1,434	(106)	1,328
Shares sold to optionees, less shares exchanged	-	5	5
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(31)	(31)
Balance, December 31, 2013	1,434	(127)	1,307
Shares sold to optionees, less shares exchanged	-	9	9
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Shares issued for acquisition	-	2	2
Stock repurchase program	-	(48)	(48)
Balance, December 31, 2014	1,434	(159)	1,275
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(27)	(27)
Balance, December 31, 2015	1,434	(178)	1,256

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

On August 26, 2015, Schlumberger and Cameron International Corporations (Cameron) jointly announced that they had entered into a definitive merger agreement in which Cameron will merge with an indirect wholly-owned subsidiary of Schlumberger in a stock and cash transaction. Cameron designs, manufactures, markets and services equipment used by the oil and gas industry and industrial manufacturing companies. Under the terms of the merger agreement, Cameron shareholders will receive 0.716 shares of Schlumberger common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding. Schlumberger estimates that it will issue approximately 137 million shares of its common stock and pay cash of approximately $2.8 billion in connection with this transaction. The transaction remains subject to certain regulatory approvals and customary closing conditions. It is anticipated that the closing of the transaction will occur in the first quarter of 2016.  Cameron reported revenue of $10.4 billion for the year ended December 31, 2014.

2. Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; recoverability of fixed assets, goodwill, intangible assets, Schlumberger Production Management investments and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Short-term and Fixed Income Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. Under normal circumstances Schlumberger intends to hold such investments until maturity. These investments are stated at cost plus accrued interest, which approximates market.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider Short-term investments to be cash equivalents.

Fixed Income Investments, held to maturity at December 31, 2015 of $418 million mature as follows: $107 million in 2017, $298 million in 2018, $12 million in 2019 and $1 million in 2020.

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Investments in publicly traded companies in which Schlumberger does not have significant influence are accounted for as available-for-sale marketable securities. These marketable securities are reported at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of Accumulated other comprehensive loss. The fair value of these marketable securities was $41 million at December 31, 2015 ($91 million at December 31, 2014). The cost basis of these marketable securities was $41 million at December 31, 2015 ($81 million at December 31, 2014) after reflecting a $40 million other-than-temporary impairment charge recorded during the fourth quarter of 2015.

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

Schlumberger Production Management

Schlumberger Production Management (“SPM”) projects are focused on developing and co-managing the production of Schlumberger customers’ assets under long-term agreements.  Schlumberger will invest its own services, products and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products. Instead, Schlumberger is compensated based upon cash flow generated or on a fee-per-barrel basis.  This may include certain arrangements whereby Schlumberger is only compensated based upon incremental production it helps deliver above a mutually agreed baseline.

Schlumberger capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which Schlumberger will be compensated when the related production is achieved.  Revenue is recognized as the related production is achieved. These capitalized investments are amortized to the Consolidated Statement of Income as the related oil production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.

The unamortized portion of Schlumberger’s investments in SPM projects was approximately $1.829 billion and $1.411 billion at December 31, 2015 and 2014, respectively.  These amounts are included within Other Assets in Schlumberger’s Consolidated Balance Sheet.

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

Schlumberger operates in more than 85 countries and as such, its accounts receivable are spread over many countries and customers. As of December 31, 2015, only two countries (Venezuela and Mexico) individually accounted for greater than 10% of Schlumberger’s accounts receivable balance.  Schlumberger has experienced delays in payment from its national oil company customer in Venezuela.  Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition.  If the financial condition of its customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Earnings per Share

The following is a reconciliation from basic to diluted earnings per share from continuing operations of Schlumberger for each of the last three years:

(Stated in millions, except per share amounts)

	Schlumberger Income from Continuing Operations	Average Shares Outstanding	Earnings per Share from Continuing Operations
2015:
Basic	$2,072	1,267	$1.63
Assumed exercise of stock options	-	4
Unvested restricted stock	-	4
Diluted	$2,072	1,275	$1.63
2014:
Basic	$5,643	1,295	$4.36
Assumed exercise of stock options	-	9
Unvested restricted stock	-	4
Diluted	$5,643	1,308	$4.31
2013:
Basic	$6,801	1,323	$5.14
Assumed exercise of stock options	-	6
Unvested restricted stock	-	4
Diluted	$6,801	1,333	$5.10

Employee stock options to purchase 20 million, 5 million and 12 million shares of common stock at December 31, 2015, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore the effect on diluted earnings per share would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Schlumberger is required to adopt this ASU on January 1, 2018, with early adoption permitted on January 1, 2017, and does not expect this ASU to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.  Schlumberger is required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively.  Schlumberger does not expect this ASU to have a material impact on its consolidated financial statements.

3. Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during 2015, 2014 and 2013:

2015

•

Schlumberger decided to reduce its headcount during the first quarter of 2015 as a result of the severe fall in activity in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices.  Schlumberger recorded a $390 million charge during the first quarter associated with this headcount reduction as well as an incentivized leave of absence program.  Based on the activity outlook for 2016, as well as to further streamline its support structure, Schlumberger decided to further reduce its headcount and expand its incentivized leave of absence program during the fourth quarter of 2015.  Schlumberger recorded an additional $530 million charge during the fourth quarter associated with these actions.  Approximately $360 million of the costs remained unpaid as of December 31, 2015.

•

As a result of unfavorable oil and gas industry market conditions that have continued to deteriorate and their impact on the activity outlook, Schlumberger determined that the carrying values of certain assets were no longer recoverable and also took certain decisions that resulted in the following impairment and restructuring charges during the fourth quarter of 2015:

-

$776 million of fixed asset impairments primarily related to underutilized pressure pumping and other equipment in North America, as well as certain lower-tier drilling rigs.  The fair value of these assets was based on the projected present value of future cash flows that these assets are expected to generate.

-	$269 million to write-down the carrying value of certain inventory, primarily in North America.
-

$182 million to reduce the carrying value of an investment in an SPM project to its estimated fair value, as a result of the recent decline in commodity prices and considering this project is approaching the end of its contractual term. The fair value of this investment was estimated based on the projected present value of its future cash flows.

-	$177 million associated with certain of Schlumberger’s owned and leased facilities, including the expected sale of certain properties and the termination of certain leases.
-	$77 million relating to assets that are no longer recoverable as a result of geopolitical issues in certain countries in the Middle East.
-	$41 million relating to contract termination costs.
-

$84 million of other charges associated with current market conditions, including $40 million relating to an other-than-temporary impairment of marketable securities and $15 million relating to the impairment of an equity-method investment.

Because certain of these impairment charges were estimated based on the projected present value of future cash flows, which included unobservable inputs that required significant judgments, additional charges may be required in future periods should industry conditions worsen.

•

In February 2015, the Venezuelan government replaced the SICAD II exchange rate (described in further detail below) with a new foreign exchange market system known as SIMADI. The SIMADI exchange rate was approximately 192 Venezuelan Bolivares fuertes to the US dollar as of March 31, 2015. As a result, Schlumberger recorded a $49 million devaluation charge during the first quarter of 2015, reflecting the adoption of the SIMADI exchange rate.

This change results in a reduction in the US dollar reported amount of local currency denominated revenues, expenses and, consequently, income before taxes and net income in Venezuela. If Schlumberger had applied an exchange rate of 192 Venezuelan Bolivares fuertes to the US dollar throughout 2014, it would have reduced Schlumberger earnings by approximately $0.09 per share.

The following is a summary of these charges and credits, all of which were classified as Impairments & other in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reductions	$920	$107	$813
Fixed asset impairments	776	141	635
Inventory write-downs	269	27	242
Impairment of SPM project	182	36	146
Facility closures	177	37	140
Geopolitical events	77	-	77
Currency devaluation loss in Venezuela	49	-	49
Contract termination costs	41	2	39
Other	84	7	77
	$2,575	$357	$2,218

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

As a result of this restructuring, Schlumberger performed an impairment test and determined that the carrying values of certain of its vessels exceeded their respective fair values by $590 million.  This impairment charge relates to the six Explorer-class vessels that were acquired at a premium in the 2007 purchase of Eastern Echo Holdings Plc.  The fair value of these vessels was estimated primarily based on the replacement cost method, which was largely based on unobservable inputs that required significant judgments.

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

•

During 2014, Venezuela enacted certain changes to its foreign exchange system such that, in addition to the official rate of 6.3 Venezuelan Bolivares fuertes per US dollar, there were two other legal exchange rates that could be obtained via different exchange rate mechanisms at the time.  These changes included the expansion of what was known as the SICAD I auction rate and the introduction of the SICAD II auction process.  The SICAD I and SICAD II exchange rates were approximately 11 and 50 Venezuelan Bolivares fuertes to the US dollar, respectively, at December 31, 2014.

Schlumberger had historically applied the official exchange rate to remeasure local currency transactions and balances into US dollars.  Effective December 31, 2014, Schlumberger concluded that it was appropriate to apply the SICAD II exchange rate as it believed that rate best represented the economics of Schlumberger’s business activity in Venezuela.  As a result, Schlumberger recorded a $472 million devaluation charge during the fourth quarter of 2014.

•

In response to lower commodity pricing and anticipated lower exploration and production spending in 2015, Schlumberger decided during the fourth quarter of 2014 to reduce its overall headcount primarily to better align with anticipated activity levels for 2015.  As a result of these reductions, Schlumberger recorded a charge of $296 million in the fourth quarter of 2014.

•

During the fourth quarter of 2014, Schlumberger determined that, primarily as a result of the recent decline in commodity prices, the carrying value of its investment in an SPM development project in the Eagle Ford Shale was in excess of its fair value.  Accordingly, Schlumberger recorded a $199 million impairment charge.  The fair value of this investment was estimated based on the projected present value of future cash flows.

The following is a summary of these charges, all of which were classified as Impairments & other in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
WesternGeco restructuring	$806	$25	$781
Currency devaluation loss in Venezuela	472	-	472
Workforce reduction	296	37	259
Impairment of SPM project	199	72	127
	$1,773	$134	$1,639

2013

•

During the fourth quarter, Schlumberger recorded a $152 million provision relating to accounts receivable from a client in Brazil that filed for bankruptcy, which is classified in Cost of revenue in the Consolidated Statement of Income.

●

During the second quarter, Schlumberger recorded a $1.028 billion gain as a result of the deconsolidation of its subsea business in connection with the formation of the OneSubsea joint venture with Cameron, which is classified as Gain on formation of OneSubsea in the Consolidated Statement of Income. Refer to Note 4 – Acquisitions for further details.

●

During the second quarter, Schlumberger recorded a $222 million impairment charge relating to an investment in a company involved in developing drilling-related technology and a $142 million impairment charge relating to an investment in a contract drilling business, both of which are classified in Impairments & other in the Consolidated Statement of Income.

●

In February 2013, Venezuela’s currency was devalued from the prior exchange rate of 4.3 Bolivar fuertes per US dollar to 6.3 Bolivar fuertes per US dollar. As a result, Schlumberger recorded a $92 million devaluation charge during the first quarter of 2013, which is classified in Impairments & other in the Consolidated Statement of Income.

The following is a summary of these charges and credits:

	(Stated in millions)

	Pretax	Tax	Net
Gain on formation of OneSubsea joint venture	$(1,028)	$-	$(1,028)
Impairment of equity method investments	364	19	345
Provision for accounts receivable	152	30	122
Currency devaluation loss in Venezuela	92	-	92
	$(420)	$49	$(469)

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

Other

Schlumberger made other acquisitions and investments for cash payments, net of cash acquired, of $443 million during 2015, $1.008 billion during 2014, and $610 million during 2013.  Additionally, during 2014 Schlumberger issued 2.1 million shares of its common stock, valued at $213 million, in connection with an acquisition.  None of these transactions were significant to Schlumberger’s consolidated financial statements, either individually or in the aggregate.

5. Inventories

A summary of inventories, which are stated at the lower of average cost or market follows:

(Stated in millions)

	2015	2014
Raw materials & field materials	$2,300	$2,666
Work in progress	178	273
Finished goods	1,278	1,689
	$3,756	$4,628

6. Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	2015	2014
Land	$425	$445
Buildings & improvements	3,960	3,733
Machinery & equipment	31,885	31,937
Seismic vessels	850	849
	37,120	36,964
Less: Accumulated depreciation	23,705	21,568
	$13,415	$15,396

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years.

Depreciation expense, which is recorded on a straight-line basis, was $3.2 billion, $3.2 billion and $3.1 billion in 2015, 2014 and 2013, respectively.

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

	2015	2014
Balance at beginning of year	$793	$667
Capitalized in period	486	321
Charged to expense	(253)	(195)
	$1,026	$793

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Total
Balance, January 1, 2014	$3,737	$8,315	$2,654	$14,706
Acquisitions	15	271	551	837
Reallocation	83	(83)	-	-
Impact of changes in exchange rates	(23)	(15)	(18)	(56)
Balance, December 31, 2014	3,812	8,488	3,187	15,487
Acquisitions	38	130	76	244
Impact of changes in exchange rates	(52)	(34)	(40)	(126)
Balance, December 31, 2015	$3,798	$8,584	$3,223	$15,605

9. Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

	2015			2014
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$2,489	$645	$1,844	2,531	523	$2,008
Technology/Technical Know-How	1,864	653	1,211	1,747	535	1,212
Tradenames	1,625	367	1,258	1,641	319	1,322
Other	513	257	256	380	268	112
	$6,491	$1,922	$4,569	$6,299	$1,645	$4,654

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology\technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $354 million in 2015, $344 million in 2014 and $330 million in 2013.

Based on the carrying value of intangible assets at December 31, 2015, amortization expense for the subsequent five years is estimated to be as follows: 2016: $373 million, 2017: $365 million, 2018: $357 million, 2019: $341 million and 2020: $319 million.

10. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2015	2014
4.00% Senior Notes due 2025 (1)	$1,741	$-
3.30% Senior Notes due 2021	1,597	1,597
3.00% Senior Notes due 2020 (1)	1,591	-
3.65% Senior Notes due 2023	1,496	1,495
2.35% Senior Notes due 2018 (1)	1,297	-
4.20% Senior Notes due 2021	1,100	1,100
1.25% Senior Notes due 2017	1,000	1,000
2.40% Senior Notes due 2022	999	999
3.63% Senior Notes due 2022 (1)	845	-
1.50% Guaranteed Notes due 2019 (2)	566	628
1.90% Senior Notes due 2017 (1)	499	-
1.95% Senior Notes due 2016	-	1,100
2.65% Senior Notes due 2016 (3)	-	500
Commercial paper borrowings	1,000	1,538
Other	711	608
	$14,442	$10,565

(1)   If the closing of the Cameron merger does not occur on or prior to August 25, 2016 (which may be extended to November 25, 2016 under certain circumstances) or if the Cameron merger agreement is terminated at any time prior thereto, these notes will be subject to a special mandatory redemption. The special mandatory redemption price will be equal to 101% of the aggregate principal amount of the notes that are redeemed, plus accrued and unpaid interest.

(2)   Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies. Schlumberger issued €0.5 billion 1.50% Guaranteed Notes due 2019 under this program in the fourth quarter of 2013.  Schlumberger entered into agreements to swap these euro notes for US dollars on the date of issue until maturity, effectively making this a US dollar denominated debt on which Schlumberger will pay interest in US dollars at a rate equal to three-month LIBOR plus approximately 64 basis points.

(3)   Schlumberger entered into agreements to swap these dollar notes for euros on the date of issue until maturity, effectively making this a euro-denominated debt on which Schlumberger pays interest at a rate of 2.39%.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA, a wholly-owned finance subsidiary of Schlumberger.

At December 31, 2015, Schlumberger had separate committed debt facility agreements aggregating $3.8 billion with commercial banks, of which $1.4 billion was available and unused. This included $3.5 billion of committed facilities which support commercial paper programs in the United States and Europe, of which $250 million matures in July 2016, $1.75 billion matures in July 2018, and $1.5 billion matures in November 2018. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

Commercial paper borrowings are classified as long-term debt to the extent of their backup by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper program at December 31, 2015 were $2.4 billion, of which $1.0 billion was classified within Long-term debt and $1.4 billion was classified in Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2014, borrowings under the commercial paper program were $1.5 million, all of which were classified within Long-term debt in the Consolidated Balance Sheet.

The weighted average interest rate on variable rate debt as of December 31, 2015 was 1.0%.

Long-term Debt as of December 31, 2015, is due as follows: $1.5 billion in 2017, $2.6 billion in 2018, $0.9 billion in 2019, $1.6 billion in 2020, $2.7 billion in 2021, $1.9 billion in 2022, $1.5 billion in 2023 and $1.7 billion in 2025.

The fair value of Schlumberger’s Long-term Debt at December 31, 2015 and December 31, 2014 was $14.4 billion and $10.7 billion, respectively, and was estimated based on quoted market prices.

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

At December 31, 2015, Schlumberger had fixed rate debt aggregating $13.8 billion and variable rate debt aggregating $5.2 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $10.7 billion at December 31, 2015. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in approximately 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 83% of Schlumberger’s revenues in 2015 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

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

At December 31, 2015, Schlumberger recognized a cumulative net $39 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities which are denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts and foreign currency options to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead the fair value of the contracts are recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income as are changes in fair value of the hedged item.  Transaction losses of $27 million, $67 million and $24 million, net of related hedging activities, were recognized in the Consolidated Statement of Income in 2015, 2014 and 2013, respectively.

At December 31, 2015, contracts were outstanding for the US dollar equivalent of $3.8 billion in various foreign currencies, of which $1.2 billion relates to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	2015	2014
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$4	$3	Other current assets
Foreign exchange contracts	6	32	Other Assets
	$10	$35

Derivatives not designated as hedges:
Foreign exchange contracts	$15	$5	Other current assets
	$25	$40
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$37	$80	Accounts payable and accrued liabilities
Foreign exchange contracts	3	105	Other Liabilities
Cross currency swap	22	42	Other Liabilities
	$62	$227

Derivatives not designated as hedges:
Foreign exchange contracts	$25	$28	Accounts payable and accrued liabilities
	$87	$255

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income
	2015	2014	2013	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(64)	$(82)	$15	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(154)	$(95)	$(2)	Cost of revenue

12. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,256,367,980 and 1,275,312,404 shares were outstanding on December 31, 2015 and 2014, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2013	$(917)	$141	$30	$(3,142)	$(3,888)
Other comprehensive income (loss) before reclassifications	(151)	35	49	1,328	1,261
Amounts reclassified from accumulated other comprehensive loss	-	-	(50)	425	375
Income taxes	-	-	-	(302)	(302)
Balance, December 31, 2013	(1,068)	176	29	(1,691)	(2,554)
Other comprehensive income (loss) before reclassifications	(463)	(166)	(238)	(1,285)	(2,152)
Amounts reclassified from accumulated other comprehensive loss	-	-	113	305	418
Income taxes	-	-		82	82
Balance, December 31, 2014	(1,531)	10	(96)	(2,589)	(4,206)
Other comprehensive income (loss) before reclassifications	(522)	(50)	(178)	(210)	(960)
Amounts reclassified from accumulated other comprehensive loss	-	40	235	407	682
Income taxes	-	-	-	(74)	(74)
Balance, December 31, 2015	$(2,053)	$-	$(39)	$(2,466)	$(4,558)

Other comprehensive loss was $352 million in 2015 and $1.652 billion in 2014.  Other comprehensive income was $1.334 billion in 2013.

13. Stock-based Compensation Plans

Schlumberger has three types of stock-based compensation programs: (i) stock options, (ii) a restricted stock, restricted stock unit and performance share unit program (collectively referred to as “restricted stock”) and (iii) a discounted stock purchase plan (“DSPP”).

Stock Options

Key employees are granted stock options under Schlumberger stock option plans. For all stock options granted, the exercise price equals the average of the high and low sales prices of Schlumberger stock on the date of grant; the maximum term is ten years, and the options generally vest in increments over five years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2015	2014	2013
Dividend yield	2.3%	1.6%	1.7%
Expected volatility	36%	37%	38%
Risk free interest rate	1.7%	2.2%	1.2%
Expected option life in years	7.0	7.0	7.0
Weighted-average fair value per share	$25.96	$34.20	$23.93

The following table summarizes information concerning options outstanding and options exercisable as of December 31, 2015:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
	Options	contractual life	average	Options	average
Exercise prices range	Outstanding	(in years)	exercise price	Exercisable	exercise price
$37.85 - $67.87	4,882	2.5	$51.61	4,857	$51.53
$68.51 - $70.93	7,499	5.6	$69.81	4,873	$69.26
$72.11 - $78.31	8,927	7.0	$73.56	3,206	$72.51
$83.88 - $84.93	7,585	4.4	$84.17	6,514	$84.21
$88.61 - $114.83	12,194	8.0	$95.48	2,920	$96.55
	41,087	6.1	$78.73	22,370	$73.79

The weighted average remaining contractual life of stock options exercisable as of December 31, 2015 was 4.4 years.

The following table summarizes stock option activity during the years ended December 31, 2015, 2014 and 2013:

	(Shares stated in thousands)

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	38,583	$76.10	41,939	$70.33	42,059	$67.77
Granted	7,118	$86.86	6,105	$99.04	6,570	$72.16
Exercised	(2,561)	$60.10	(8,269)	$64.19	(5,168)	$51.73
Forfeited	(2,053)	$80.34	(1,192)	$73.56	(1,522)	$70.57
Outstanding at year-end	41,087	$78.73	38,583	$76.10	41,939	$70.33

The aggregate intrinsic value of both stock options outstanding and stock options exercisable as of December 31, 2015 was $93 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $62 million, $314 million and $176 million, respectively.

Restricted Stock

Schlumberger grants performance share units to certain executives.  The number of shares earned is determined at the end of each performance period, which is generally three years, based on Schlumberger’s achievement of a predefined return on capital employed (“ROCE”), as defined in the underlying performance share unit agreement.  In the event the ROCE exceeds the predefined target, shares for up to the maximum of 250% of the target award may be granted.  In the event the ROCE falls below the predefined target, a reduced number of shares may be granted.  If the ROCE falls below the threshold award performance level, no shares will be granted.  As of December 31, 2015, performance share units of 0.9 million were outstanding based on the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years.

Restricted stock awards do not pay dividends or allow voting rights during the performance period.  Accordingly, the fair value of the restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received during the vesting period.

The following table summarizes information about all restricted stock transactions:

	(Shares stated in thousands)

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	4,138	$80.80	4,171	$76.01	3,566	$73.62
Granted	1,254	$82.37	1,341	$96.08	1,949	$75.65
Vested	(1,495)	$71.30	(1,186)	$81.59	(958)	$66.98
Forfeited	(326)	$83.86	(188)	$78.68	(386)	$74.53
Unvested at year-end	3,571	$85.04	4,138	$80.80	4,171	$76.01

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted average fair value per share:

	2015	2014	2013
Dividend yield	2.3%	1.6%	1.7%
Expected volatility	27%	19%	24%
Risk free interest rate	0.2%	0.1%	0.1%
Weighted-average fair value per share	$12.45	$12.67	$9.91

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2015	2014	2013
Stock options	$176	$177	$165
Restricted stock	107	114	110
DSPP	43	38	40
	$326	$329	$315

At December 31, 2015, there was $480 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $215 million is expected to be recognized in 2016, $137 million in 2017, $80 million in 2018, $40 million in 2019 and $8 million in 2020.

As of December 31, 2015, approximately 27 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

14.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 40%.

Income from continuing operations before taxes subject to United States and non-United States income taxes for each of the three years ended December 31, were as follows:

(Stated in millions)

	2015	2014	2013
United States	$(691)	$1,990	$1,904
Outside United States	3,572	5,649	6,787
	$2,881	$7,639	$8,691

Schlumberger recorded pretax charges of $2.575 billion in 2015 ($883 million in the US and $1.692 billion outside of the US). Schlumberger recorded pretax charges of $1.773 billion in 2014 ($289 million in the US and $1.484 billion outside the US) and net pretax credits of $420 million in 2013 ($53 million of charges in the US and $473 million of net credits outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	2015	2014
Postretirement benefits	$266	$327
Intangible assets	(1,418)	(1,435)
Investments in non-US subsidiaries	(152)	(227)
Fixed assets, net	(176)	(331)
Inventories	159	112
Other, net	454	402
	$(867)	$(1,152)

The above deferred tax balances at December 31, 2015 and 2014 were net of valuation allowances relating to net operating losses in certain countries of $162 million and $190 million, respectively.  Schlumberger generally does not provide income taxes relating to undistributed earnings, as the earnings either would not be taxable when remitted or are considered to be indefinitely reinvested.

The components of Taxes on income were as follows:

(Stated in millions)

	2015	2014	2013
Current:
United States-Federal	$90	$718	$682
United States-State	12	51	60
Outside United States	1,085	1,380	1,211
	1,187	2,149	1,953
Deferred:
United States-Federal	$(356)	$(194)	$(109)
United States-State	(19)	(9)	(4)
Outside United States	(52)	(12)	34
Valuation allowance	(14)	(6)	(26)
	(441)	(221)	(105)
	$746	$1,928	$1,848

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	2015	2014	2013
US federal statutory rate	35%	35%	35%
Non-US income taxed at different rates	(13)	(11)	(12)
Charges and credits (See Note 3)	6	3	(2)
Other	(2)	(2)	-
	26%	25%	21%

A number of the jurisdictions in which Schlumberger operates have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audit by the tax authorities. These audits may result in assessments for additional taxes which are resolved with the authorities or, potentially, through the courts.  Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits.  Due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2015, 2014 and 2013 is as follows:

(Stated in millions)

	2015	2014	2013
Balance at beginning of year	$1,402	$1,452	$1,453
Additions based on tax positions related to the current year	140	154	146
Additions for tax positions of prior years	136	96	109
Additions related to acquisitions	5	43	-
Impact of changes in exchange rates	(78)	(62)	(47)
Settlements with tax authorities	(99)	(27)	(64)
Reductions for tax positions of prior years	(203)	(212)	(109)
Reductions due to the lapse of the applicable statute of limitations	(18)	(42)	(36)
Balance at end of year	$1,285	$1,402	$1,452

The amounts above exclude accrued interest and penalties of $176 million, $243 million and $253 million at December 31, 2015, 2014 and 2013, respectively.  Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income in the Consolidated Statement of Income.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2010 - 2015
Canada	2008 - 2015
Ecuador	2012 - 2015
Mexico	2007 - 2015
Norway	2013 - 2015
Russia	2013 - 2015
Saudi Arabia	2001 - 2015
United Kingdom	2011 - 2015
United States	2014 - 2015

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

15. Leases and Lease Commitments

Total rental expense was $1.6 billion in 2015, $2.1 billion in 2014, and $1.9 billion in 2013.

Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)

2016	$261
2017	205
2018	162
2019	145
2020	129
Thereafter	526
$1,428

16. Contingencies

Schlumberger and its subsidiaries are party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any pending legal proceeding is remote. However, litigation is inherently uncertain and it is not possible to predict the disposition of any of these proceedings.

17. Segment Information

Schlumberger’s segments are as follows:

●

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources. These include WesternGeco, Wireline, Testing Services, Software Integrated Solutions and Integrated Services Management.

●

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells.  These include Bits & Drilling Tools, M-I SWACO, Drilling & Measurements, Land Rigs and Integrated Drilling Services.

●

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs. These include Well Services, Completions, Artificial Lift, Well Intervention, Water Services, Integrated Production Services and Schlumberger Production Management.

Financial information for the years ended December 31, 2015, 2014 and 2013, by segment, is as follows:

		(Stated in millions)

	2015
				Depreciation
		Income		and	Capital
	Revenue	before taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$9,501	$2,450	$8,266	$1,279	$649
Drilling	13,563	2,538	8,535	1,177	672
Production	12,548	1,585	9,937	1,216	825
Eliminations & other	(137)	(63)	2,067	213	264
Pretax operating income		6,510
Goodwill and intangible assets			20,174
All other assets			2,262
Corporate & other (1)		(768)	16,764	193
Interest income (2)		30
Interest expense (3)		(316)
Charges & credits (4)		(2,575)
	$35,475	$2,881	$68,005	$4,078	$2,410

		(Stated in millions)

	2014
				Depreciation
		Income		and	Capital
	Revenue	before taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$12,905	$3,708	$9,191	$1,459	$1,207
Drilling	18,128	3,805	11,155	1,173	1,328
Production	17,763	3,193	11,481	1,066	1,192
Eliminations & other	(216)	(130)	1,572	198	249
Pretax operating income		10,576
Goodwill and intangible assets			20,141
All other assets			2,186
Corporate & other (1)		(848)	11,178	198
Interest income (2)		31
Interest expense (3)		(347)
Charges & credits (4)		(1,773)
	$48,580	$7,639	$66,904	$4,094	$3,976
		(Stated in millions)

2013
				Depreciation
		Income		and	Capital
Revenue		before taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$13,050	$3,711	$9,316	$1,402	$1,361
Drilling	16,792	3,238	10,440	1,076	1,289
Production	15,646	2,624	10,929	1,001	1,126
Eliminations & other	(222)	(229)	2,332	192	167
Pretax operating income		9,344
Goodwill and intangible assets			19,415
All other assets			2,618
Corporate & other (1)		(726)	12,050	208
Interest income (2)		22
Interest expense (3)		(369)
Charges & credits (4)		420
	$45,266	$8,691	$67,100	$3,879	$3,943

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items. Corporate assets consist of cash, short-term investments, fixed income investments, held to maturity and investments in affiliates.

(2)	Interest income excludes amounts which are included in the segments’ income (2015: $22 million; 2014: $20 million; 2013: $11 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2015: $30 million; 2014: $22 million; 2013: $22 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, multiclient seismic data and SPM investments.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

Revenue by geographic area for the years ended December 31, 2015, 2014 and 2013 is as follows:

(Stated in millions)

	2015	2014	2013
North America	$9,811	$16,151	$13,897
Latin America	6,014	7,699	7,754
Europe/CIS/Africa	9,284	12,515	12,411
Middle East & Asia	9,898	11,875	10,767
Eliminations & other	468	340	437
	$35,475	$48,580	$45,266

Revenue is based on the location where services are provided.

During each of the three years ended December 31, 2015, 2014 and 2013, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2015, 2014 and 2013 was $8.5 billion, $14.0 billion and $12.0 billion, respectively.

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)

	2015	2014	2013
North America	$4,392	$4,885	$4,858
Latin America	1,728	1,969	1,889
Europe/CIS/Africa	2,978	3,640	3,452
Middle East & Asia	3,078	3,446	2,991
Unallocated (1)	1,239	1,456	1,906
	$13,415	$15,396	$15,096

(1)	Represents seismic vessels, including the related on-board equipment, which frequently transition between geographic areas.

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

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2015	2014	2013	2015	2014	2013
Discount rate	4.15%	4.85%	4.25%	4.07%	4.76%	4.38%
Compensation increases	4.00%	4.00%	4.00%	4.79%	4.80%	4.83%
Return on plan assets	7.25%	7.25%	7.50%	7.50%	7.50%	7.50%

Net pension cost for 2015, 2014 and 2013 included the following components:

(Stated in millions)

	US			International
	2015	2014	2013	2015	2014	2013
Service cost - benefits earned during the period	$86	$72	$80	$167	$126	$127
Interest cost on projected benefit obligation	170	164	150	297	288	253
Expected return on plan assets	(229)	(208)	(200)	(498)	(450)	(384)
Amortization of prior service cost	12	12	12	121	120	117
Amortization of net loss	123	82	122	170	94	155
	$162	$122	$164	$257	$178	$268

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2015	2014	2015	2014
Discount rate	4.50%	4.15%	4.36%	4.07%
Compensation increases	4.00%	4.00%	4.80%	4.79%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2015	2014	2015	2014
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$4,137	$3,418	$7,249	$5,981
Service cost	86	72	167	126
Interest cost	170	164	297	288
Contribution by plan participants	-	-	143	122
Actuarial (gains) losses	(205)	627	(203)	1,000
Currency effect	-	-	(66)	(90)
Benefits paid	(163)	(144)	(247)	(178)
Projected benefit obligation at end of year	$4,025	$4,137	$7,340	$7,249
Change in Plan Assets
Plan assets at fair value at beginning of year	$3,549	$3,269	$6,830	$6,246
Actual return on plan assets	(1)	339	(4)	502
Currency effect	-	-	(69)	(102)
Company contributions	82	85	198	240
Contributions by plan participants	-	-	125	122
Benefits paid	(163)	(144)	(248)	(178)
Plan assets at fair value at end of year	$3,467	$3,549	$6,832	$6,830
Unfunded Liability	$(558)	$(588)	$(508)	$(419)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(558)	$(588)	$(657)	$(546)
Other Assets	-	-	149	127
	$(558)	$(588)	$(508)	$(419)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$1,008	$1,104	$335	$1,658
Prior service cost	54	66	-	357
	$1,062	$1,170	$335	$2,015
Accumulated benefit obligation	$3,763	$3,805	$6,913	$6,793

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

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2015	2014	Target	2015	2014
Equity securities	37 - 56%	52%	48%	45 - 71%	64%	58%
Debt securities	35 - 62	36	42	20 - 35	27	32
Cash and cash equivalents	0 - 3	2	5	0 - 5	2	4
Alternative investments	0 - 10	10	8	0 - 25	7	6
	100%	100%	100%	100%	100%	100%

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

The fair value of Schlumberger’s pension plan assets at December 31, 2015 and 2014, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

●	Level One: The use of quoted prices in active markets for identical instruments.
●

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

●	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2015				2014
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$86	$40	$46	$-	$59	$40	$19	$-
Equity Securities:
US (a)	1,195	655	540		1,149	622	527
International (b)	605	473	132		552	433	119
Debt Securities
Corporate bonds (c)	599		599		654		654
Government and government-related debt securities (d)	589	159	430		735	175	560
Collateralized mortgage obligations and mortgage backed securities (e)	65		65		107		107
Alternative Investments:
Private equity (f)	203			203	210			210
Real estate (g)	125			125	83			83
Total	$3,467	$1,327	$1,812	$328	$3,549	$1,270	$1,986	$293

(Stated in millions)

	International Plan Assets
	2015				2014
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$138	$115	$23	$-	$264	$174	$90	$-
Equity Securities:
US (a)	2,736	2,240	496		2,432	1,757	675
International (b)	1,639	1,179	460		1,534	1,047	487
Debt Securities
Corporate bonds (c)	657		657		780		780
Government and government-related debt securities (d)	1,036	8	1,028		1,181	8	1,173
Collateralized mortgage obligations and mortgage backed securities (e)	143		143		256		256
Alternative Investments:
Private equity (f)	331			331	246			246
Real estate (g)	49			49	49			49
Other	103			103	88			88
Total	$6,832	$3,542	$2,807	$483	$6,830	$2,986	$3,461	$383

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
(e)

Collateralized mortgage obligations and mortgage backed-securities are debt obligations that represent claims to the cash flows from pools of mortgage loans, which are purchased from banks, mortgage companies, and other originators and then assembled into pools by governmental, quasi-governmental and private entities.

(f)	Private equity includes investments in several fund of funds limited partnerships.
(g)	Real estate primarily includes investments in real estate limited partnerships, concentrated in commercial real estate.

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger currently anticipates contributing approximately $350 million to its postretirement benefit plans in 2016, subject to market and business conditions.

Postretirement Benefits Other Than Pensions

Schlumberger provides certain healthcare benefits to certain former US employees who have retired.  During the fourth quarter of 2014 Schlumberger announced that, effective April 1, 2015, it will change the way it provides healthcare coverage to certain retirees who are age 65 and over.  Under the amended plan, these retirees transferred to individual coverage under the Medicare Exchange.  Schlumberger will subsidize the cost of the program by providing these retirees with a Health Reimbursement Account.  The annual subsidy may be increased based on medical cost inflation, but it will not be increased more than 5% in any given year.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the year
	2015	2014	2015	2014	2013
Discount rate	4.50%	4.15%	4.15%	4.85%	4.25%
Return on plan assets	-	-	7.00%	7.00%	7.00%
Current medical cost trend rate	7.00%	7.00%	7.00%	7.25%	7.50%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023	2023	2023	2023

The net periodic benefit cost for the US postretirement medical plan included the following components:

(Stated in millions)

	2015	2014	2013
Service cost	$42	$43	$48
Interest cost	48	60	56
Expected return on plan assets	(52)	(45)	(37)
Amortization of prior service credit	(32)	(4)	(4)
Amortization of net loss	13	1	23
	$19	$55	$86

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2015	2014
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$1,221	$1,247
Service cost	42	43
Interest cost	48	60
Contribution by plan participants	7	6
Actuarial (gains) losses	(168)	210
Benefits paid	(47)	(46)
Plan amendments	-	(299)
Benefit obligation at end of year	$1,103	$1,221
Change in Plan Assets
Plan assets at fair value at beginning of year	$854	$731
Company contributions	66	65
Contributions by plan participants	7	6
Benefits paid	(47)	(46)
Actual return on plan assets	4	98
Plan assets at fair value at end of year	$884	$854
Unfunded Liability	$(219)	$(367)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$106	$242
Prior service cost	(275)	(307)
	$(169)	$(65)

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 60% in equity securities and 40% in debt securities at December 31, 2015. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Assumed health care cost trend rates have a significant effect on the amounts reported for the US postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

(Stated in millions)

	One percentage	One percentage
	point increase	point decrease
Effect on total service and interest cost components	$7	$(6)
Effect on accumulated postretirement benefit obligation	$37	$(33)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan were as follows:

(Stated in millions)

	Pension Benefits		Postretirement
	US	International	Medical Plan
2016	$176	$242	$50
2017	$183	$259	$53
2018	$189	$278	$57
2019	$197	$294	$60
2020	$205	$310	$62
2021-2025	$1,152	$1,781	$341

Included in Accumulated other comprehensive loss at December 31, 2015 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated portion of each component of Accumulated other comprehensive loss which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2016 is as follows:

(Stated in millions)

		Postretirement
	Pension Plans	Medical Plan
Net actuarial losses	$163	$-
Prior service cost (credit)	$133	$(32)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $565 million, $749 million and $671 million in 2015, 2014 and 2013, respectively.

19. Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)

	2015	2014	2013
Interest	$346	$389	$369
Income tax	$1,567	$2,048	$1,729

During the fourth quarter of 2015, Schlumberger entered into an agreement with one of its customers to receive certain fixed assets in lieu of payment of approximately $200 million of accounts receivable.

Interest and other income includes the following:

(Stated in millions)

	2015	2014	2013
Interest income	$52	$51	$33
Earnings of equity method investments	184	240	132
	$236	$291	$165

The change in Allowance for doubtful accounts is as follows:

(Stated in millions)

	2015	2014	2013
Balance at beginning of year	$275	$384	$202
Provision	75	39	205
Amounts written off	(17)	(148)	(23)
Balance at end of year	$333	$275	$384

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)

	2015	2014
Payroll, vacation and employee benefits	$1,424	$1,899
Trade	3,243	4,344
Other	3,060	3,003
	$7,727	$9,246

20. Discontinued Operations

During the second quarter of 2013, Schlumberger completed the wind down of its operations in Iran and, therefore, classified the historical results of this business as a discontinued operation.

In 2009, the US Department of Justice began an investigation into past violations of US sanctions regarding Schlumberger’s historical operations in Iran and Sudan that occurred between 2004 and 2010. During the second quarter of 2014, Schlumberger increased its accrual for this contingency.  Accordingly, Schlumberger recorded a $205 million charge, which was reflected within Loss from discontinued operations in the Consolidated Statement of Income during the second quarter of 2014.

During 2015, Schlumberger resolved this investigation and a non-US subsidiary of Schlumberger pleaded guilty to one criminal count of conspiracy to violate the International Emergency Economic Powers Act. Under the terms of the plea agreement, Schlumberger paid approximately $233 million in fines, penalties and assessments during the second quarter of 2015, which had been previously accrued. This payment is reflected within Cash flows used in discontinued operations – operating activities in Schlumberger’s Consolidated Statement of Cash Flows.

The following table summarizes the results of these discontinued operations:

(Stated in millions)

	2014	2013
Revenue	$-	$102
Loss before taxes	$(205)	(63)
Tax expense	-	(6)
Loss from discontinued operations	$(205)	$(69)

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2015, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Houston, Texas
January 27, 2016

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2015 and 2014.

(Stated in millions, except per share amounts)

			Net income (loss)	Earnings per share of
		Gross	attributable to	Schlumberger (2)
	Revenue (2)	Margin (1), (2)	Schlumberger (2)	Basic	Diluted
Quarters 2015
First (3)	$10,248	$2,152	$975	$0.76	$0.76
Second	9,010	1,874	1,124	0.89	0.88
Third	8,472	1,674	989	0.78	0.78
Fourth (4)	7,744	1,451	(1,016)	(0.81)	(0.81)
	$35,475	$7,154	$2,072	$1.63	$1.63
Quarters 2014
First	$11,239	$2,494	$1,592	$1.22	$1.21
Second	12,054	2,785	1,595	1.23	1.21
Third	12,646	2,957	1,949	1.51	1.49
Fourth (5)	12,641	2,950	302	0.24	0.23
	$48,580	$11,182	$5,438	$4.20	$4.16

(1)	Gross margin equals Revenue less Cost of revenue.
(2)	Amounts may not add due to rounding.
(3)	Net income in the first quarter of 2015 includes after-tax charges of $383 million.
(4)	Net income in the fourth quarter of 2015 includes after-tax charges of $1.835 billion.
(5)	Net income in the fourth quarter of 2014 includes after-tax charges of $1.639 billion.

*     Mark of Schlumberger

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2016 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2015” in Schlumberger’s 2016 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2016 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Board Independence” and “Corporate Governance—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2016 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2016 Proxy Statement is incorporated herein by reference.

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

Date:	January 27, 2016		SCHLUMBERGER LIMITED

		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chairman and Chief Executive Officer (Principal Executive Officer)
Paal Kibsgaard

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Simon Ayat

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter L.S. Currie

*	Director
Maureen Kempston Darkes

*	Director
Nikolay Kudryavtsev

*	Director
Michael E. Marks

*	Director
Indra K. Nooyi

*	Director
Lubna S. Olayan

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Henri Seydoux

/s/ ALEXANDER C. JUDEN	January 27, 2016
*By Alexander C. Juden Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
Agreement and Plan of Merger dated August 25, 2015, among Schlumberger Holdings Corporation, Rain Merger Sub LLC, Schlumberger Limited and Cameron International Corporation, dated August 25, 2015 (incorporated by reference to Exhibit 2.1 to Schlumberger’s Current Report on Form 8-K filed on August 26, 2015)	2.1

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 6, 2011 (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2011)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on May 12, 2015 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on May 12, 2015)	3.2

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.1

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.2

First Amendment to Schlumberger Limited Restoration Savings Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.3

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.4

Third Amendment to Schlumberger 1998 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.6

Second Amendment to Schlumberger 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.7

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on April 11, 2012.) (+)	10.8

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.9

Third Amendment to Schlumberger 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.10

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.11

Second Amendment to Schlumberger 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.12

Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 9, 2010) (+)	10.13

Exhibit
First Amendment to Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.14

Form of 2013 Three Year Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.15

Form of 2014 Three Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (+)	10.16

French Sub-Plan of Schlumberger 2010 Omnibus Stock Incentive Plan for Employees in France (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.17

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.18

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.19

Form of Restricted Stock Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.20

Form of 2013 One Year Performance Share Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013) (+)	10.21

Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.22

First Amendment to Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.23

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended in June 30, 2015) (+)	10.24

Form of Option Agreement, Non-Qualified Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.25

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.26

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Appendix B to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.27

Form of Option Agreement, Capped Incentive Stock Option (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.28

Form of Option Agreement, Capped Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2006) (+)	10.29

Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.11 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.30

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.12 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.31

Exhibit

Form of Smith International, Inc. 2010 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) (+)	10.32

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.33

Form of 2016 Three Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan, Applicable to Employees who did not receive a 2013 Transition Award (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.34

Form of 2016 Three Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan, Applicable to Employees who received a 2013 Transition Award (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.35

Form of Incentive Stock Option Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.36

Form of Restricted Stock Unit Award Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.37

Form of Non-Qualified Stock Option Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.38

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2

Mine Safety Disclosure (*)	95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements. (*)	101

(*) Exhibits electronically filed with this Form 10-K. All other exhibits incorporated by reference.

(+) Management contracts or compensatory plans or arrangements.