Form 10-Q
period 2016-03-31
SCHLUMBERGER LTD /NV/
filed 2016-04-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,252,334,169

SCHLUMBERGER LIMITED

First Quarter 2016 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$6,520	$10,248
Interest & other income	45	49
Expenses
Cost of revenue	5,460	8,096
Research & engineering	240	267
General & administrative	110	119
Restructuring & other	-	439
Interest	133	82
Income before taxes	622	1,294
Taxes on income	99	306
Net income	523	988
Net income attributable to noncontrolling interests	22	13
Net income attributable to Schlumberger	$501	$975

Basic earnings per share of Schlumberger	$0.40	$0.76

Diluted earnings per share of Schlumberger	$0.40	$0.76

Average shares outstanding:
Basic	1,254	1,276
Assuming dilution	1,259	1,285

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$523	$988
Currency translation adjustments
Unrealized net change arising during the period	17	(113)
Marketable securities
Unrealized gain (loss) arising during the period	3	(18)
Cash flow hedges
Net loss on cash flow hedges	(85)	(152)
Reclassification to net income of net realized loss	94	118
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income of net actuarial loss	45	74
Prior service cost
Amortization to net income of net prior service cost	25	27
Income taxes on pension and other postretirement benefit plans	(7)	(15)
Comprehensive income	615	909
Comprehensive income attributable to noncontrolling interests	22	13
Comprehensive income attributable to Schlumberger	$593	$896

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2016	Dec. 31,
	(Unaudited)	2015
ASSETS
Current Assets
Cash	$2,080	$2,793
Short-term investments	12,352	10,241
Receivables less allowance for doubtful accounts (2016 - $333; 2015 - $333)	8,382	8,780
Inventories	3,612	3,756
Deferred taxes	208	208
Other current assets	1,066	1,134
	27,700	26,912
Fixed Income Investments, held to maturity	401	418
Investments in Affiliated Companies	3,341	3,311
Fixed Assets less accumulated depreciation	13,259	13,415
Multiclient Seismic Data	1,108	1,026
Goodwill	15,649	15,605
Intangible Assets	4,551	4,569
Other Assets	3,132	2,749
	$69,141	$68,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	6,725	7,727
Estimated liability for taxes on income	1,269	1,203
Long-term debt - current portion	3,267	3,011
Short-term borrowings	987	1,546
Dividends payable	632	634
	12,880	14,121
Long-term Debt	17,233	14,442
Postretirement Benefits	1,392	1,434
Deferred Taxes	923	1,075
Other Liabilities	1,051	1,028
	33,479	32,100
Equity
Common stock	12,700	12,693
Treasury stock	(13,620)	(13,372)
Retained earnings	40,745	40,870
Accumulated other comprehensive loss	(4,466)	(4,558)
Schlumberger stockholders' equity	35,359	35,633
Noncontrolling interests	303	272
	35,662	35,905
	$69,141	$68,005

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$523	$988
Adjustments to reconcile net income to cash provided by operating activities:
Restructuring and other charges	-	439
Depreciation and amortization (1)	967	1,042
Pension and other postretirement benefits expense	60	114
Stock-based compensation expense	61	80
Pension and other postretirement benefits funding	(45)	(120)
Earnings of equity method investments, less dividends received	(25)	(35)
Change in assets and liabilities: (2)
Decrease in receivables	414	793
Decrease (increase) in inventories	125	(52)
Decrease (increase) in other current assets	85	(97)
Decrease (increase) in other assets	5	(60)
Decrease in accounts payable and accrued liabilities	(983)	(1,348)
Decrease in estimated liability for taxes on income	(104)	(66)
Increase (decrease) in other liabilities	2	(57)
Other	125	149
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,210	1,770
Cash flows from investing activities:
Capital expenditures	(549)	(606)
SPM investments	(597)	(109)
Multiclient seismic data capitalized	(167)	(101)
Business acquisitions and investments, net of cash acquired	(81)	(44)
Purchase of investments, net	(2,093)	(307)
Other	(26)	(70)
NET CASH USED IN INVESTING ACTIVITIES	(3,513)	(1,237)
Cash flows from financing activities:
Dividends paid	(629)	(512)
Proceeds from employee stock purchase plan	116	144
Proceeds from exercise of stock options	47	38
Stock repurchase program	(475)	(719)
Proceeds from issuance of long-term debt	3,542	1,572
Repayment of long-term debt	(500)	(1,144)
Net decrease in short-term borrowings	(561)	(902)
Other	47	(2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,587	(1,525)
Net decrease in cash before translation effect	(716)	(992)
Translation effect on cash	3	(17)
Cash, beginning of period	2,793	3,130
Cash, end of period	$2,080	$2,121

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2016 – March 31, 2016	Issued	In Treasury	Earnings	Loss	Interest	Total
Balance, January 1, 2016	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905
Net income			501		22	523
Currency translation adjustments				17		17
Changes in unrealized gain on marketable securities				3		3
Changes in fair value of cash flow hedges				9		9
Pension and other postretirement benefit plans				63		63
Shares sold to optionees, less shares exchanged	(17)	64				47
Vesting of restricted stock	(28)	28				-
Shares issued under employee stock purchase plan	(19)	135				116
Stock repurchase program		(475)				(475)
Stock-based compensation expense	61					61
Dividends declared ($0.50 per share)			(626)			(626)
Other	10				9	19
Balance, March 31, 2016	$12,700	$(13,620)	$40,745	$(4,466)	$303	$35,662

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2015 – March 31, 2015	Issued	In Treasury	Earnings	Loss	Interest	Total
Balance, January 1, 2015	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049
Net income			975		13	988
Currency translation adjustments				(113)		(113)
Changes in unrealized gain on marketable securities				(18)		(18)
Changes in fair value of cash flow hedges				(34)		(34)
Pension and other postretirement benefit plans				86		86
Shares sold to optionees, less shares exchanged	(16)	54				38
Vesting of restricted stock	(39)	39				-
Shares issued under employee stock purchase plan	9	135				144
Stock repurchase program		(719)				(719)
Stock-based compensation expense	80					80
Dividends declared ($0.50 per share)			(639)			(639)
Other	6	3			(2)	7
Balance, March 31, 2015	$12,535	$(12,260)	$41,669	$(4,285)	$210	$37,869

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2016	1,434	(178)	1,256
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	-	-
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(7)	(7)
Balance, March 31, 2016	1,434	(182)	1,252

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.  The December 31, 2015 balance sheet information has been derived from the Schlumberger 2015 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on January 27, 2016.

Certain prior period items have been reclassified to conform to the current period presentation.

Merger with Cameron International Corporation

On April 1, 2016, Schlumberger acquired all of the outstanding shares of Cameron International Corporation (Cameron), a leading provider of flow equipment products, systems and services to the oil and gas industry worldwide.  The merger will create technology-driven growth by integrating Schlumberger’s reservoir and well technologies with Cameron wellhead and surface equipment, flow control and processing technology.  The combination of the two complementary technology portfolios provides the industry’s most comprehensive range of products and services, from exploration to production and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance.  Cameron’s revenue for the year ended December 31, 2015 and the three months ended March 31, 2016 was $8.8 billion and $1.6 billion, respectively.

Under the terms of the merger agreement, Cameron became a wholly-owned subsidiary of Schlumberger.  Each share of Cameron common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.716 share of Schlumberger stock and $14.44 in cash.  As a result, Schlumberger issued approximately 138 million shares of its common stock and paid cash of approximately $2.8 billion in connection with this transaction.  Based on the closing price of Schlumberger’s common stock on April 1, 2016, the total fair value of the consideration transferred to effect the acquisition of Cameron was approximately $12.9 billion.  Due to the fact that the acquisition just recently closed, the initial accounting for the transaction has not yet been completed.  Cameron reported net tangible assets of approximately $3.0 billion as of December 31, 2015, consisting of $2.4 billion of cash and short-term investments, $2.0 billion of accounts receivable, $2.4 billion of inventories, $1.7 billion of fixed assets, $2.8 billion of debt and $2.7 billion of other net liabilities.

As this transaction closed subsequent to the end of the first quarter of 2016, the Consolidated Financial Statements and the related footnotes do not reflect any amounts relating to the acquired Cameron business.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Schlumberger is required to adopt this ASU on January 1, 2018, with early adoption permitted on January 1, 2017, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.  Schlumberger is required to adopt this ASU no later than January 1, 2018, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively.  Schlumberger does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize for all leases, with the exception of short-term leases, a liability equal to the present value of lease payments and a corresponding right-of-use asset also based on the present value of lease payments. Schlumberger is evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

2.   Charges and Credits

Schlumberger did not record any charges or credits during the first quarter of 2016.

2015

Schlumberger recorded the following charges and credits during the first quarter of 2015:

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

•

In February 2015, the Venezuelan government replaced the SICAD II exchange rate with a new foreign exchange market system known as SIMADI. The SIMADI exchange rate was approximately 192 Venezuelan Bolivares fuertes to the US dollar as of March 31, 2015. As a result, Schlumberger recorded a $49 million devaluation charge during the first quarter of 2015, reflecting the adoption of the SIMADI exchange rate.  This change resulted in a reduction in the US dollar reported amount of local currency denominated revenues, expenses and, consequently, income before taxes and net income in Venezuela.

The following is a summary of these charges, all of which were classified as Restructuring & other in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$390	$56	$334
Currency devaluation loss in Venezuela	49	-	49
	$439	$56	$383

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2016			2015
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$501	1,254	$0.40	$975	1,276	$0.76
Assumed exercise of stock options	-	1		-	5
Unvested restricted stock	-	4		-	4
Diluted	$501	1,259	$0.40	$975	1,285	$0.76

The number of outstanding options to purchase shares of Schlumberger common stock which were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2016	2015
First Quarter	32	16

4.   Inventories

A summary of inventories follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2016	2015
Raw materials & field materials	$2,355	$2,300
Work in progress	155	178
Finished goods	1,102	1,278
	$3,612	$3,756

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2016	2015
Property, plant & equipment	$37,275	$37,120
Less: Accumulated depreciation	24,016	23,705
	$13,259	$13,415

Depreciation expense relating to fixed assets was $682 million and $827 million in the first quarter of 2016 and 2015, respectively.

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2016 was as follows:

(Stated in millions)

Balance at December 31, 2015	$1,026
Capitalized in period	167
Charged to expense	(85)
Balance at March 31, 2016	$1,108

7.   Goodwill

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2016 were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Total
Balance at December 31, 2015	$3,798	$8,584	$3,223	$15,605
Acquisitions	-	-	24	24
Impact of changes in exchange rates	9	4	7	20
Balance at March 31, 2016	$3,807	$8,588	$3,254	$15,649

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Mar. 31, 2016			Dec. 31, 2015
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$2,503	$686	$1,817	$2,489	$645	$1,844
Technology/Technical Know-How	1,866	681	1,185	1,864	653	1,211
Tradenames	1,623	380	1,243	1,625	367	1,258
Other	557	251	306	513	257	256
	$6,549	$1,998	$4,551	$6,491	$1,922	$4,569

Amortization expense charged to income was $89 million during the first quarter of 2016 and $88 million during the first quarter of 2015

Based on the net book value of intangible assets at March 31, 2016, amortization charged to income for the subsequent five years is estimated to be: remaining three quarters of 2016—$287 million; 2017—$372 million; 2018—$364 million; 2019—$351 million; 2020—$330 million; and 2021—$307 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2016	2015
4.00% Senior Notes due 2025	$1,739	$1,741
3.30% Senior Notes due 2021	1,593	1,597
3.00% Senior Notes due 2020	1,590	1,591
3.65% Senior Notes due 2023	1,490	1,496
2.35% Senior Notes due 2018	1,296	1,297
4.20% Senior Notes due 2021	1,099	1,100
1.25% Senior Notes due 2017	999	1,000
2.40% Senior Notes due 2022	995	999
3.63% Senior Notes due 2022	845	845
0.63% Guaranteed Notes due 2019	669	-
1.50% Guaranteed Notes due 2019	581	566
1.90% Senior Notes due 2017	498	499
Commercial paper borrowings	2,624	1,000
Other	1,215	711
	$17,233	$14,442

The estimated fair value of Schlumberger’s Long-term Debt at March 31, 2016 and December 31, 2015, based on quoted market prices, was $17.5 billion and $14.4 billion, respectively.

Borrowings under the commercial paper program at March 31, 2016 were $4.8 billion, of which $2.6 billion was classified within Long-term debt and $2.2 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2015, borrowings under the commercial paper program were $2.4 billion, of which $1.0 billion was classified within Long-term debt and $1.4 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.

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

During the fourth quarter of 2013, Schlumberger entered into a cross currency swap for a notional amount of €0.5 billion in order to hedge changes in the fair value of Schlumberger’s €0.5 billion 1.50% Guaranteed Notes due 2019.  Under the terms of this swap, Schlumberger receives interest at a fixed rate of 1.50% on the euro notional amount and pays interest at a floating rate of three-month LIBOR plus approximately 64 basis points on the US dollar notional amount.

This cross currency swap is designated as a fair value hedge of the underlying debt.  This derivative instrument is marked to market with gains and losses recognized in income to largely offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

At March 31, 2016, Schlumberger had fixed rate debt of $13.9 billion and variable rate debt of $7.6 billion after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity totaled $12.8 billion at March 31, 2016.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

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

At March 31, 2016, Schlumberger recognized a cumulative net $30 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At March 31, 2016, contracts were outstanding for the US dollar equivalent of $4.1 billion in various foreign currencies, of which $0.7 billion relate to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Mar. 31,	Dec. 31,
	2016	2015
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$5	$4	Other current assets
Foreign exchange contracts	1	6	Other Assets
	$6	$10

Derivatives not designated as hedges:
Foreign exchange contracts	$11	$15	Other current assets
	$17	$25
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$27	$37	Accounts payable and accrued liabilities
Foreign exchange contracts	3	3	Other Liabilities
Cross currency swap	27	22	Other Liabilities
	$57	$62

Derivatives not designated as hedges:
Foreign exchange contracts	$6	$25	Accounts payable and accrued liabilities
	$63	$87

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter
	2016	2015	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$10	$(70)	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$(81)	$(118)	Cost of revenue

11.   Income Taxes

Income before taxes subject to US and non-US income taxes was as follows:

(Stated in millions)

	First Quarter
	2016	2015
United States	$(203)	$165
Outside United States	825	1,129
	$622	$1,294

Schlumberger recorded pretax charges of $439 million during the three months ended March 31, 2015 ($93 million of charges in the US and $346 million of charges outside the US). See Note 2 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2016	2015
Postretirement benefits	$264	$266
Intangible assets	(1,414)	(1,418)
Investments in non-US subsidiaries	(149)	(152)
Fixed assets, net	(173)	(176)
Inventories	144	159
Other, net	613	454
	$(715)	$(867)

The above deferred tax balances at March 31, 2016 and December 31, 2015 were net of valuation allowances relating to net operating losses in certain countries of $155 million and $162 million, respectively.

The components of Taxes on income were as follows:

(Stated in millions)

	First Quarter
	2016	2015
Current:
United States-Federal	$40	$75
United States-State	1	5
Outside United States	217	248
	258	328
Deferred:
United States-Federal	$(116)	$(26)
United States-State	(7)	-
Outside United States	(35)	4
Valuation Allowance	(1)	-
	(159)	(22)
	$99	$306

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective income tax rate follows:

	First Quarter
	2016	2015
US federal statutory rate	35%	35%
State tax	(1)	-
Non-US income taxed at different rates	(16)	(12)
Charges and credits (See Note 2)	-	3
Other	(2)	(2)
	16%	24%

12.   Contingencies

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

13.   Segment Information

		(Stated in millions)

	First Quarter 2016		First Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,747	$331	$2,655	$672
Drilling	2,493	371	3,922	778
Production	2,348	208	3,705	544
Eliminations & other	(68)	(9)	(34)	(1)
Pretax operating income		901		1,993
Corporate & other (1)		(172)		(192)
Interest income (2)		13		8
Interest expense (3)		(120)		(76)
Charges and credits (4)		-		(439)
	$6,520	$622	$10,248	$1,294

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in 2016; $5 million in 2015).

(3)   Interest expense excludes amounts which are included in the segments’ income ($13 million in 2016; $6 million in 2015).

(4)   See Note 2 – Charges and Credits.

14.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	First Quarter
	2016		2015
	US	Int'l	US	Int'l
Service cost	$18	$37	$22	$49
Interest cost	44	80	41	74
Expected return on plan assets	(61)	(134)	(56)	(128)
Amortization of prior service cost	3	30	5	30
Amortization of net loss	23	22	31	38
	$27	$35	$43	$63

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	First Quarter
	2016	2015
Service cost	$8	$11
Interest cost	12	13
Expected return on plan assets	(14)	(13)
Amortization of prior service credit	(8)	(8)
Amortization of net loss (gain)	-	5
	$(2)	$8

15. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2016	$(2,053)	$-	$(39)	$(2,466)	$(4,558)
Other comprehensive gain (loss) before reclassifications	17	3	(85)	-	(65)
Amounts reclassified from accumulated other comprehensive loss	-	-	94	70	164
Income taxes	-	-	-	(7)	(7)
Net other comprehensive (loss) income	17	3	9	63	92
Balance, March 31, 2016	$(2,036)	$3	$(30)	$(2,403)	$(4,466)

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2015	$(1,531)	$10	$(96)	$(2,589)	$(4,206)
Other comprehensive loss before reclassifications	(113)	(18)	(152)	-	(283)
Amounts reclassified from accumulated other comprehensive loss	-	-	118	101	219
Income taxes	-	-	-	(15)	(15)
Net other comprehensive (loss) income	(113)	(18)	(34)	86	(79)
Balance, March 31, 2015	$(1,644)	$(8)	$(130)	$(2,503)	$(4,285)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2016 Compared to Fourth Quarter 2015

Product Groups

		(Stated in millions)

	First Quarter 2016		Fourth Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,747	$331	$2,193	$521
Drilling	2,493	371	2,953	494
Production	2,348	208	2,632	302
Eliminations & other	(68)	(9)	(34)	(29)
Pretax operating income		901		1,288
Corporate & other (1)		(172)		(179)
Interest income (2)		13		8
Interest expense (3)		(120)		(83)
Charges and credits		-		(2,136)
	$6,520	$622	$7,744	$(1,102)

Geographic Areas

		(Stated in millions)

	First Quarter 2016		Fourth Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$1,464	$(10)	$1,955	$139
Latin America	1,280	296	1,407	324
Europe/CIS/Africa	1,698	320	2,059	428
Middle East & Asia	2,002	446	2,248	507
Eliminations & other	76	(151)	75	(110)
Pretax operating income		901		1,288
Corporate & other (1)		(172)		(179)
Interest income (2)		13		8
Interest expense (3)		(120)		(83)
Charges and credits		-		(2,136)
	$6,520	$622	$7,744	$(1,102)

(1)   Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in the first quarter 2016; $6 million in the fourth quarter in 2015).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in the first quarter 2016; $8 million in the fourth quarter 2015).

During the first quarter of 2016, the decline in global activity and the rate of activity disruption reached unprecedented levels as the industry displayed clear signs of operating in a full-scale cash crisis.  Budgeted E&P spend fell again and substantially affected Schlumberger’s operating results. This environment is expected to continue deteriorating during the second quarter of 2016 given the magnitude and erratic nature of the disruptions in activity.

First-quarter 2016 revenue of $6.5 billion decreased 16% sequentially and was driven by a continuing drop in activity and persistent pricing pressure throughout Schlumberger’s global operations, as well as from project delays, job cancellations and activity disruptions.

North America first-quarter 2016 revenue of $1.5 billion was 25% lower sequentially as the US land rig count declined 31% following customer budget cuts.  By the end of the first quarter, the US land rig count had fallen to approximately 400, representing a drop of 80% from the peak of October 2014.

Revenue for the International Areas of $5.0 billion decreased 13% sequentially due to a combination of customer budget cuts, activity disruptions, seasonal winter slow-downs and persistent pricing pressure.

First-quarter 2016 pretax operating margins decreased 281 basis point (bps) to 13.8%.  North America pretax operating margin declined 777 bps sequentially to -1% as the downturn deepened causing further customer spending cuts and as widespread operational disruptions prevented prompt cost adjustments.  International Area pretax operating margin of 21% decreased 70 bps sequentially due to project cancellations, job delays and activity disruptions, particularly in the Europe/CIS/Africa Area.

Reservoir Characterization Group

Reservoir Characterization Group revenue of $1.7 billion declined 20% sequentially, primarily due to seasonal winter slowdowns and project cancellations that impacted Wireline activities.  Lower multiclient and SIS software sales and Testing Services revenue also contributed to the decline.

Pretax operating margin of 19% declined 480 bps sequentially primarily due to reduced high-margin Wireline services and SIS software sales.

Drilling Group

Drilling Group revenue of $2.5 billion decreased 16% sequentially as a result of a sharp drop in drilling activity combined with persistent pricing pressure and seasonal winter slowdowns.

Pretax operating margin of 15% declined 183 bps sequentially as a result of the lower activity and pricing pressure.

Production Group

Production Group revenue of $2.3 billion decreased 11% sequentially with 74% of the decrease attributable to a further decline in North America land activity, as additional customer spending cuts led to a further decline in rig count and increased pricing pressure.

Pretax operating margin of 9% decreased 258 bps sequentially primarily from further pricing weakness in pressure pumping services.

First Quarter 2016 Compared to First Quarter 2015

Product Groups

		(Stated in millions)

	First Quarter 2016		First Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,747	$331	$2,655	$672
Drilling	2,493	371	3,922	778
Production	2,348	208	3,705	544
Eliminations & other	(68)	(9)	(34)	(1)
Pretax operating income		901		1,993
Corporate & other (1)		(172)		(192)
Interest income (2)		13		8
Interest expense (3)		(120)		(76)
Charges and credits		-		(439)
	$6,520	$622	$10,248	$1,294

Geographic Areas

		(Stated in millions)

	First Quarter 2016		First Quarter 2015
		Income		Income
		before		before
	Revenue	Taxes	Revenue	Taxes
North America	$1,464	$(10)	$3,222	$416
Latin America	1,280	296	1,648	354
Europe/CIS/Africa	1,698	320	2,538	532
Middle East & Asia	2,002	446	2,703	774
Eliminations & other	76	(151)	137	(83)
Pretax operating income		901		1,993
Corporate & other (1)		(172)		(192)
Interest income (2)		13		8
Interest expense (3)		(120)		(76)
Charges and credits		-		(439)
	$6,520	$622	$10,248	$1,294

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($6 million in 2016; $5 million in 2015).

(3) Interest expense excludes amounts which are included in the segments’ income ($13 million in 2016; $6 million in 2015).

 First-quarter 2016 revenue of $6.5 billion was 36% lower year-on-year, while pretax operating income of $901 million was lower by 55%. Pretax operating margin decreased 563 bps to 13.8%

North America first-quarter 2016 revenue of $1.5 billion decreased 55% year-on-year as the US land rig count declined 62% and customer budgets were significantly reduced.  Land revenue declined 62%, in line with the rig count decline.  Offshore revenue decreased 30% as a result of lower activity, project delays and lower multiclient sales.

Revenue for the International Areas of $5.0 billion decreased 28% year-on-year due to a combination of customer budget cuts, activity disruptions and continued pricing pressure.

North America pretax operating margin declined 1,357 bps year-on-year to -1% while International Area pretax operating margin of 21% decreased 277 bps year-on-year.  These decreases were primarily attributable to the severe activity decline and pricing pressure.

Reservoir Characterization Group

First-quarter 2016 revenue of $1.7 billion was 34% lower than the same period of 2015 primarily due to lower customer spending on discretionary and exploration activities, which impacted Wireline and Testing Technologies as well as software and multiclient sales.

Year-on-year, pretax operating margin decreased 635 bps to 19% primarily as a result of the unfavorable revenue mix due to the decrease in high-margin exploration activities.

Drilling Group

First-quarter 2016 revenue of $2.5 billion was 36% lower than the same period of 2015, while pretax operating margin decreased 496 bps to 15%.  These declines were primarily due to the sharp drop in drilling activity combined with persistent pricing pressure that mainly affected Drilling & Measurements and M-I SWACO Technologies.

Production Group

First-quarter 2016 revenue of $2.3 billion decreased 37% year-on-year primarily attributable to Well Services pressure pumping technologies driven by the severe activity decline and pricing pressure as the land rig count declined dramatically in North America.

Year-on-year pretax operating margin decreased 580 bps to 9% as lower activity and pricing pressure continued in North America land.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2016	2015
Equity in net earnings of affiliated companies	$25	$35
Interest income	20	14
	$45	$49

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2016 and 2015 were as follows:

	First Quarter
	2016	2015
Research & engineering	3.7%	2.6%
General & administrative	1.7%	1.2%

Although Research & engineering and General & administrative costs have increased as a percentage of Revenue, they have decreased in absolute dollar terms as a result of cost control measures that Schlumberger has implemented.

Interest expense of $133 million for the first quarter of 2016 increased by $51 million compared to the same period of the prior year.  This increase was primarily due to the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015.

The effective tax rate for the first quarter of 2016 was 15.9% compared to 23.6% for the same period of the prior year.  The effective tax rate for the first quarter of 2015 was significantly impacted by the charges and credits described in Note 2 to the Consolidated Financial Statements.  Excluding the impact of the charges and credits, the effective tax rate for the first quarter of 2015 was 20.9%.  The decrease in the effective tax rate was primarily attributable to the geographic mix of earnings, as Schlumberger generated a smaller portion of its pretax earnings in North America during the first quarter of 2016 as compared to the same period last year.

Charges and Credits

Schlumberger recorded charges during the first quarter of 2015, all of which were classified as Restructuring & other in the Consolidated Statement of Income.  These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$390	$56	$334
Currency devaluation loss in Venezuela	49	-	49
	$439	$56	$383

Schlumberger did not record any charges or credits during the first quarter of 2016.

Going forward, Schlumberger will continue to tailor its cost and resource levels to activity in order to protect its financial strength.  This will likely result in charges in future periods.

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.

Details of changes in Net Debt follow:

(Stated in millions)

	Three Months ended Mar. 31,
	2016	2015
Net income	$523	$988
Restructuring and other charges	-	439
Depreciation and amortization (1)	967	1,042
Earnings of equity method investments, less dividends received	(25)	(35)
Pension and other postretirement benefits expense	60	114
Stock-based compensation expense	61	80
Pension and other postretirement benefits funding	(45)	(120)
Increase in working capital	(463)	(770)
Other	132	32
Cash flow from operations	1,210	1,770
Capital expenditures	(549)	(606)
SPM investments	(597)	(109)
Multiclient seismic data capitalized	(167)	(101)
Free cash flow (2)	(103)	954
Dividends paid	(629)	(512)
Proceeds from employee stock plans	163	182
Stock repurchase program	(475)	(719)
	(1,044)	(95)
Business acquisitions and investments, net of cash acquired plus debt assumed	(81)	(79)
Other	18	74
Increase in Net Debt	(1,107)	(100)
Net Debt, Beginning of period	(5,547)	(5,387)
Net Debt, End of period	$(6,654)	$(5,487)

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

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

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Net Debt	2016	2015	2015
Cash	$2,080	$2,121	$2,793
Short-term investments	12,352	4,682	10,241
Fixed income investments, held to maturity	401	436	418
Long-term debt – current portion	(3,267)	(3,180)	(3,011)
Short-term borrowings	(987)	(648)	(1,546)
Long-term debt	(17,233)	(8,898)	(14,442)
	$(6,654)	$(5,487)	$(5,547)

Key liquidity events during the first three months of 2016 and 2015 included:

•

On July 18, 2013, the Schlumberger Board of Directors approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  Schlumberger had repurchased $9.1 billion of shares under this new share repurchase program as of March 31, 2016.

The following table summarizes the activity under this share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2016	$475	7.1	$67.34
Three months ended March 31, 2015	$719	8.7	$82.98

On January 21, 2016, the Board of directors approved a new $10 billion share repurchase program for Schlumberger common stock.  The new program will take effect once the remaining $0.9 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

•

Capital expenditures were $0.5 billion during the first three months of 2016 compared to $0.6 billion during the first three months of 2015.  Capital expenditures for full-year 2016 are expected to be approximately $2.0 billion (including approximately $160 million from the effect of the recently completed Cameron acquisition), as compared to expenditures of $2.4 billion in 2015.

Schlumberger has experienced delays in payment from its customers in Venezuela.  In April 2016, Schlumberger announced that it will reduce its activity in Venezuela to align operations with cash collections as a result of insufficient payments received in recent quarters and a lack of progress in establishing new mechanisms that address past and future accounts receivable.  Schlumberger remains fully committed to supporting the Venezuelan exploration and production industry. The reduction in activity levels will be made in close coordination with all customers in Venezuela to continue servicing those customers with available cash flow, while allowing for a safe and orderly wind down of operations for others.  Venezuela represented less than 5% of Schlumberger’s consolidated revenue during the first quarter of 2016 and for the full-year 2015.

Schlumberger operates in more than 85 countries.  At March 31, 2016, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balances, of which only Venezuela accounted for greater than 10%.  Schlumberger’s net receivable balance in Venezuela as of March 31, 2016 was approximately $1.2 billion.

On April 1, 2016, Schlumberger acquired all of the outstanding shares of Cameron International Corporation (Cameron), a leading provider of flow equipment products, systems and services to the oil and gas industry worldwide.   Under the terms of the merger agreement, Cameron became a wholly-owned subsidiary of Schlumberger.  Each share of Cameron common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.716 share of Schlumberger stock and $14.44 in cash.  As a result, Schlumberger issued approximately 138 million shares of its common stock and paid cash of approximately $2.8 billion in connection with this transaction.  Based on the closing price of Schlumberger’s common stock on April 1, 2016, the total fair value of the consideration transferred to effect the acquisition of Cameron was approximately $12.9 billion. Cameron’s revenue for the year ended December 31, 2015 and the three months ended March 31, 2016 was $8.8 billion and $1.6 billion, respectively.

As of March 31, 2016, Schlumberger had $14.4 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.8 billion with commercial banks, of which $2.1 billion was available and unused as of March 31, 2016.  The $6.8 billion of committed debt facility agreements included $6.5 billion of committed facilities that support commercial paper programs.  Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at March 31, 2016 were $4.8 billion.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the integration of Cameron into our business; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing erosion; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to successfully integrate Cameron and to realize expected synergies; the inability to retain key employees; and other risks and uncertainties detailed in this first-quarter 2016 Form 10-Q and our most recent Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Schlumberger’s exposure to market risk has not changed materially since December 31, 2015.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2016 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 31, 2016	4,333.8	$65.66	4,333.8	$1,138,481
February 1 through February 29, 2016	2,261.3	$69.66	2,261.3	$980,959
March 1 through March 31, 2016	458.8	$71.78	458.8	$948,028
	7,053.9	$67.34	7,053.9

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

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program will take effect once the remaining $0.9 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)
Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on May 14, 2015)
* Exhibit 10.1—Form of 2016 Three Year Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	April 27, 2016	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory