Form 10-Q
period 2016-06-30
SCHLUMBERGER LTD /NV/
filed 2016-07-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,390,693,530

SCHLUMBERGER LIMITED

Second Quarter 2016 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2016	2015	2016	2015
Revenue
Services	$4,955	$8,080	$10,718	$17,322
Product sales	2,209	930	2,966	1,936
Total Revenue	7,164	9,010	13,684	19,258
Interest & other income	54	47	98	96
Expenses
Cost of services	4,332	6,368	9,126	13,641
Cost of sales	1,983	768	2,648	1,591
Research & engineering	257	279	497	546
General & administrative	103	120	213	239
Impairments & other	2,573	-	2,573	439
Merger & integration	335	-	335	-
Interest	149	86	282	168
Income (loss) before taxes	(2,514)	1,436	(1,892)	2,730
Taxes on income (loss)	(368)	302	(269)	608
Net income (loss)	(2,146)	1,134	(1,623)	2,122
Net income attributable to noncontrolling interests	14	10	36	23
Net income (loss) attributable to Schlumberger	$(2,160)	$1,124	$(1,659)	$2,099

Basic earnings (loss) per share of Schlumberger	$(1.56)	$0.89	$(1.26)	$1.65

Diluted earnings (loss) per share of Schlumberger	$(1.56)	$0.88	$(1.26)	$1.64

Average shares outstanding:
Basic	1,389	1,269	1,321	1,273
Assuming dilution	1,389	1,280	1,321	1,282

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2016	2015	2016	2015
Net income (loss)	$(2,146)	$1,134	$(1,623)	$2,122
Currency translation adjustments
Unrealized net change arising during the period	(70)	19	(51)	(94)
Marketable securities
Unrealized gain (loss) arising during the period	-	8	3	(10)
Cash flow hedges
Net gain (loss) on cash flow hedges	17	42	(68)	(110)
Reclassification to net income (loss) of net realized loss	(14)	22	80	140
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income (loss) of net actuarial loss	34	69	79	143
Prior service cost
Amortization to net income (loss) of net prior service cost	26	24	51	51
Income taxes on pension and other postretirement benefit plans	(7)	(7)	(14)	(22)
Comprehensive income (loss)	(2,160)	1,311	(1,543)	2,220
Comprehensive income attributable to noncontrolling interests	14	10	36	23
Comprehensive income (loss) attributable to Schlumberger	$(2,174)	$1,301	$(1,579)	$2,197

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2016	Dec. 31,
	(Unaudited)	2015
ASSETS
Current Assets
Cash	$2,947	$2,793
Short-term investments	8,245	10,241
Receivables less allowance for doubtful accounts (2016 - $381; 2015 - $333)	9,374	8,780
Inventories	5,001	3,756
Deferred taxes	391	208
Other current assets	1,237	1,134
	27,195	26,912
Fixed Income Investments, held to maturity	386	418
Investments in Affiliated Companies	1,276	3,311
Fixed Assets less accumulated depreciation	13,226	13,415
Multiclient Seismic Data	976	1,026
Goodwill	24,603	15,605
Intangible Assets	9,921	4,569
Other Assets	3,588	2,749
	$81,171	$68,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,494	$7,727
Estimated liability for taxes on income	1,043	1,203
Long-term debt - current portion	2,385	3,011
Short-term borrowings	986	1,546
Dividends payable	701	634
	14,609	14,121
Long-term Debt	18,252	14,442
Postretirement Benefits	1,341	1,434
Deferred Taxes	2,631	1,075
Other Liabilities	1,359	1,028
	38,192	32,100
Equity
Common stock	12,835	12,693
Treasury stock	(3,636)	(13,372)
Retained earnings	37,889	40,870
Accumulated other comprehensive loss	(4,478)	(4,558)
Schlumberger stockholders' equity	42,610	35,633
Noncontrolling interests	369	272
	42,979	35,905
	$81,171	$68,005

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended Jun. 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,623)	$2,122
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and other charges	2,908	439
Depreciation and amortization (1)	2,080	2,089
Stock-based compensation expense	145	167
Pension and other postretirement benefits expense	92	217
Pension and other postretirement benefits funding	(83)	(214)
Earnings of equity method investments, less dividends received	(30)	(65)
Change in assets and liabilities: (2)
Decrease in receivables	1,057	1,682
Decrease in inventories	334	39
Decrease (increase) in other current assets	92	(13)
(Increase) decrease in other assets	(247)	3
Decrease in accounts payable and accrued liabilities	(1,491)	(2,126)
Decrease in estimated liability for taxes on income	(242)	(419)
Increase (decrease) in other liabilities	11	(86)
Other	(161)	249
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,842	4,084
Cash flows from investing activities:
Capital expenditures	(998)	(1,193)
SPM investments	(729)	(222)
Multiclient seismic data costs capitalized	(333)	(221)
Business acquisitions and investments, net of cash acquired	(2,220)	(171)
Sale of investments, net	3,476	610
Other	26	(119)
NET CASH USED IN INVESTING ACTIVITIES	(778)	(1,316)
Cash flows from financing activities:
Dividends paid	(1,255)	(1,151)
Proceeds from employee stock purchase plan	116	144
Proceeds from exercise of stock options	79	112
Stock repurchase program	(506)	(1,239)
Proceeds from issuance of long-term debt	3,560	1,779
Repayment of long-term debt	(3,401)	(2,340)
Net (decrease) increase in short-term borrowings	(564)	586
Other	48	(2)
NET CASH USED IN FINANCING ACTIVITIES	(1,923)	(2,111)
CASH FLOWS USED IN DISCONTINUED OPERATIONS - OPERATING ACTIVITIES	-	(233)
Net increase in cash before translation effect	141	424
Translation effect on cash	13	(13)
Cash, beginning of period	2,793	3,130
Cash, end of period	$2,947	$3,541

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2016 – June 30, 2016	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2016	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905
Net loss			(1,659)		36	(1,623)
Currency translation adjustments				(51)		(51)
Changes in unrealized gain on marketable securities				3		3
Changes in fair value of cash flow hedges				12		12
Pension and other postretirement benefit plans				116		116
Shares sold to optionees, less shares exchanged	(38)	117				79
Vesting of restricted stock	(63)	63				-
Shares issued under employee stock purchase plan	(19)	135				116
Stock repurchase program		(506)				(506)
Stock-based compensation expense	145					145
Dividends declared ($1.00 per share)			(1,322)			(1,322)
Acquisition of Cameron International Corporation	103	9,924			57	10,084
Other	14	3			4	21
Balance, June 30, 2016	$12,835	$(3,636)	$37,889	$(4,478)	$369	$42,979

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2015 – June 30, 2015	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2015	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049
Net income			2,099		23	2,122
Currency translation adjustments				(94)		(94)
Changes in unrealized gain on marketable securities				(10)		(10)
Changes in fair value of cash flow hedges				30		30
Pension and other postretirement benefit plans				172		172
Shares sold to optionees, less shares exchanged	(25)	137				112
Vesting of restricted stock	(67)	67				-
Shares issued under employee stock purchase plan	9	135				144
Stock repurchase program		(1,239)				(1,239)
Stock-based compensation expense	167					167
Dividends declared ($1.00 per share)			(1,274)			(1,274)
Other	7	1			(2)	6
Balance, June 30, 2015	$12,586	$(12,671)	$42,158	$(4,108)	$220	$38,185

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2016	1,434	(178)	1,256
Acquisition of Cameron International Corporation	-	138	138
Shares sold to optionees, less shares exchanged	-	2	2
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	1	1
Stock repurchase program	-	(7)	(7)
Balance, June 30, 2016	1,434	(43)	1,391

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.  The December 31, 2015 balance sheet information has been derived from the Schlumberger 2015 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on January 27, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Schlumberger is required to adopt this ASU on January 1, 2018, with early adoption permitted on January 1, 2017.  Excluding any impact associated with the recently completed acquisition of Cameron International Corporation (Cameron), Schlumberger does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.  Schlumberger is evaluating the impact of this ASU on the recently acquired Cameron business.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.  Schlumberger is required to adopt this ASU no later than January 1, 2017, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively.  Schlumberger does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases.  Schlumberger will adopt this ASU on January 1, 2019 and is evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

2.   Charges and Credits

Schlumberger recorded the following charges and credits during the second quarter of 2016:

•

As a result of the persistent unfavorable oil and gas industry market conditions that continued to deteriorate in the first half of 2016, and the related impact on the first half operating results and expected customer activity levels, Schlumberger determined that the carrying values of certain assets were no longer recoverable and also took certain decisions that resulted in the following impairment and other charges:

-	$646 million of severance costs associated with further headcount reductions.
-	$209 million impairment of pressure pumping equipment in North America.
-	$165 million impairment of facilities in North America.
-	$684 million of other fixed asset impairments primarily relating to other underutilized equipment.
-	$616 million write-down of the carrying value of certain inventory to its net realizable value.
-	$198 million impairment of certain multiclient seismic data, largely related to the US Gulf of Mexico.
-	$55 million of other costs, primarily relating to facility closure costs.

The fair value of the impaired fixed assets and multiclient seismic data was estimated based on the projected present value of future cash flows that these assets are expected to generate. Such estimates included unobservable inputs that required significant judgments.  Additional charges may be required in future periods should industry conditions worsen.  The above items are classified in Impairments & other in the Consolidated Statement of Income.

•

In connection with Schlumberger’s acquisition of Cameron (see Note 4 – Acquisition of Cameron), Schlumberger recorded $335 million of charges consisting of the following: $150 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value;  $47 million relating to employee benefits for change-in-control arrangements and retention bonuses;  $45 million of transaction costs, including advisory and legal fees;  $40 million of facility closure costs, and $53 million of other merger and integration-related costs.  These amounts are classified in Merger & integration in the Consolidated Statement of Income.

The following is a summary of these charges:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Amortization of inventory fair value adjustment	150	45	105
Merger-related employee benefits	47	7	40
Professional fees	45	10	35
Facility closure costs	40	10	30
Other merger and integration-related	53	9	44
	$2,908	$432	$2,476

Schlumberger recorded the following charges and credits during the first six months of 2015:

•

As a result of the severe fall in activity in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, Schlumberger decided to reduce its headcount during the first quarter of 2015.  Schlumberger recorded a $390 million charge associated with this headcount reduction as well as an incentivized leave of absence program.

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

The following is a summary of these charges, all of which were classified as Impairments & other in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$390	$56	$334
Currency devaluation loss in Venezuela	49	-	49
	$439	$56	$383

3.   Earnings Per Share

The following is a reconciliation from basic earnings (loss) per share of Schlumberger to diluted earnings (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2016			2015
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$(2,160)	1,389	$(1.56)	$1,124	1,269	$0.89
Assumed exercise of stock options	-	-		-	7
Unvested restricted stock	-	-		-	4
Diluted	$(2,160)	1,389	$(1.56)	$1,124	1,280	$0.88

	2016			2015
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$(1,659)	$1,321	$(1.26)	$2,099	$1,273	$1.65
Assumed exercise of stock options	-	-		-	5
Unvested restricted stock	-	-		-	4
Diluted	$(1,659)	$1,321	$(1.26)	$2,099	$1,282	$1.64

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2016	2015
Second Quarter	49	11
Six Months	49	13

4.   Acquisition of Cameron

On April 1, 2016, Schlumberger acquired all of the outstanding shares of Cameron, a leading provider of flow equipment products, systems and services to the oil and gas industry worldwide. The acquisition is expected to create technology-driven growth by integrating Schlumberger reservoir and well technologies with Cameron wellhead and surface equipment, flow control and processing technology. The combination of the two complementary technology portfolios provides the industry’s most comprehensive range of products and services, from exploration to production and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance.

Under the terms of the merger agreement, Cameron became a wholly-owned subsidiary of Schlumberger.  Each share of Cameron common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.716 shares of Schlumberger stock and $14.44 in cash.

Calculation of Consideration Transferred

The following details the fair value of the consideration transferred to effect the acquisition of Cameron:

(stated in millions, except exchange ratio and per share amounts)

Equity consideration:
Number of shares of Cameron stock outstanding	192
Exchange ratio	0.716
Schlumberger shares of common stock issued	138
Schlumberger closing stock share price on April 1, 2016	$72.12
Equity consideration		$9,924
Cash consideration:
Number of shares of Cameron stock outstanding	192
Cash consideration per Cameron share	$14.44
Cash consideration		2,776
Other:
Fair value of replacement equity awards		103
Total fair value of the consideration transferred		$12,803

Certain amounts reflect rounding adjustments

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represents the preliminary estimates of the fair value of assets acquired and liabilities assumed in the merger.  The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained.  These amounts, which may differ materially from these preliminary estimates, will be finalized as soon as possible, but no later than one year from the acquisition date.

(Stated in millions)

Cash	$785
Short-term investments	1,448
Accounts receivable	1,691
Inventories (1)	2,431
Fixed assets	1,333
Intangible assets:
Customer relationships (weighted-average life of 25 years)	2,371
Technology/Technical Know-How (weighted-average life of 16 years)	1,736
Tradenames (weighted-average life of 25 years)	1,225
Other assets	624
Accounts payable and accrued liabilities	(2,592)
Long-term debt (2)	(3,018)
Deferred taxes (3)	(1,636)
Other liabilities	(310)
Sub-total	$6,088
Less:
Investment in OneSubsea (4)	(2,065)
Noncontrolling interests	(57)
Total identifiable net assets	$3,966
Goodwill (5)	8,837
Total consideration transferred	$12,803

(1) Schlumberger recorded an adjustment of $299 million to write-up the acquired inventory to its estimated fair value.  This adjustment will be amortized as the acquired inventory is sold.

(2) In connection with the merger, Schlumberger assumed all of the debt obligations of Cameron, including their $2.75 billion of fixed rate notes.  Schlumberger recorded a $244 million adjustment to increase the carrying amount of these notes to their estimated fair value.  This adjustment will be amortized as a reduction of interest expense over the remaining term of the respective obligations.

(3) In connection with the acquisition accounting, Schlumberger provided deferred taxes related to, among other items, the estimated fair value adjustments for acquired inventory, intangible assets and assumed debt obligations.

(4) Prior to the completion of the merger, Cameron and Schlumberger operated OneSubsea, a joint venture that manufactures and develops products, systems and services for the subsea oil and gas market which was 40% owned by Schlumberger and 60% owned by Cameron.  OneSubsea is now owned 100% by Schlumberger.  As a result of obtaining control of this joint venture, Schlumberger was required to remeasure its previously held equity interest in the joint venture to its acquisition-date fair value. Schlumberger determined that the estimated fair value of its previously held equity interest approximated its carrying value.  Accordingly, Schlumberger did not recognize any gain or loss on this transaction.

(5) The goodwill recognized is primarily attributable to expected synergies that will result from combining the operations of Schlumberger and Cameron as well as intangible assets, which do not qualify for separate recognition.  The amount of goodwill that is deductible for income tax purposes is not significant.

Supplemental Pro Forma Financial Information

Cameron’s results of operations have been included in Schlumberger’s financial statements for periods subsequent to the closing of the acquisition on April 1, 2016.  Businesses acquired from Cameron contributed revenues of approximately $1.5 billion and pretax operating income of $243 million for the period from April 1, 2016 through June 30, 2016.

The following supplemental pro forma results of operations assume that Cameron had been acquired as of January 1, 2015.  The supplemental pro forma financial information was prepared based on the historical financial information of Schlumberger and Cameron and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable.  The pro forma amounts reflect certain adjustments to amortization expense, interest expense and income taxes resulting from purchase accounting.  The pro forma amounts also reflect adjustments to the 2016 results to exclude merger and integration costs of $254 million, net of taxes, for the three and six months ended June 30, 2016 because such costs are nonrecurring and directly attributable to the acquisition.  As required by generally accepted accounting principles, the pro forma results for the six months ended June 30, 2015 have been adjusted to include the $254 million of after-tax merger and integration charges as well as an additional $105 million of after-tax charges relating to the amortization of the inventory fair value adjustment.  The pro forma results for the three months ended June 30, 2015 have been adjusted to include the $105 million of after-tax amortization relating to the inventory fair value adjustment.

The supplemental pro forma financial information presented below does not include any anticipated cost savings or the expected realization of other synergies associated with this transaction.  Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2015, nor is it indicative of future results of operations.

		(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2016	2015	2016	2015
Revenue	$7,164	$11,246	$15,312	$23,779
Net income (loss) attributable to Schlumberger	$(1,905)	$1,152	$(1,290)	$1,883
Diluted earnings (loss) per share	$(1.37)	$0.81	$(0.93)	$1.33

5.   Inventories

A summary of inventories follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2016	2015
Raw materials & field materials	$1,874	$2,300
Work in progress	640	178
Finished goods	2,487	1,278
	$5,001	$3,756

6.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2016	2015
Property, plant & equipment	$40,198	$37,120
Less: Accumulated depreciation	26,972	23,705
	$13,226	$13,415

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2016	2015
Second Quarter	$744	$819
Six Months	1,426	1,646

7.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2016 was as follows:

(Stated in millions)

Balance at December 31, 2015	$1,026
Capitalized in period	333
Charged to expense	(185)
Impairment charge (see Note 2)	(198)
Balance at June 30, 2016	$976

8.   Goodwill

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2016 were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance at December 31, 2015	$3,798	$8,584	$3,223	$-	$15,605
Acquisition of Cameron	790	1,490	1,170	5,387	8,837
Other acquisitions	-	24	105	-	129
Impact of changes in exchange rates	13	7	12	-	32
Balance at June 30, 2016	$4,601	$10,105	$4,510	$5,387	$24,603

9.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2016			Dec. 31, 2015
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,881	$747	$4,134	$2,489	$645	$1,844
Technology/technical know-how	3,599	716	2,883	1,864	653	1,211
Tradenames	2,848	406	2,442	1,625	367	1,258
Other	1,008	546	462	513	257	256
	$12,336	$2,415	$9,921	$6,491	$1,922	$4,569

Amortization expense charged to income was as follows:

(Stated in millions)

	2016	2015
Second Quarter	$160	$93
Six Months	$249	$179

Based on the net book value of intangible assets at June 30, 2016, amortization charged to income for the subsequent five years is estimated to be: remaining two quarters of 2016—$335 million; 2017—$672 million; 2018—$651 million; 2019—$611 million; 2020—$587 million; and 2021—$565 million.

10.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2016	2015
4.00% Senior Notes due 2025	$1,739	$1,741
3.30% Senior Notes due 2021	1,593	1,597
3.00% Senior Notes due 2020	1,590	1,591
3.65% Senior Notes due 2023	1,490	1,496
2.35% Senior Notes due 2018	1,296	1,297
4.20% Senior Notes due 2021	1,099	1,100
1.25% Senior Notes due 2017	999	1,000
2.40% Senior Notes due 2022	995	999
3.63% Senior Notes due 2022	845	845
0.63% Guaranteed Notes due 2019	662	-
1.50% Guaranteed Notes due 2019	575	566
1.90% Senior Notes due 2017	498	499
6.38% Notes due 2018 (1)	304	-
7.00% Notes due 2038 (1)	216	-
4.50% Notes due 2021 (1)	139	-
5.95% Notes due 2041 (1)	116	-
3.60% Notes due 2022 (1)	111	-
5.13% Notes due 2043 (1)	99	-
4.00% Notes due 2023 (1)	83	-
3.70% Notes due 2024 (1)	56	-
Commercial paper borrowings	2,500	1,000
Other	1,247	711
	$18,252	$14,442

(1) Represents long-term fixed rate debt obligations assumed in connection with the acquisition of Cameron, net of amounts repurchased   subsequent to the closing of the transaction.

The estimated fair value of Schlumberger’s Long-term Debt at June 30, 2016 and December 31, 2015, based on quoted market prices, was $19.0 billion and $14.4 billion, respectively.

Borrowings under the commercial paper program at June 30, 2016 were $3.2 billion, of which $2.5 billion was classified within Long-term debt and $0.7 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2015, borrowings under the commercial paper program were $2.4 billion, of which $1.0 billion was classified within Long-term debt and $1.4 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.

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

At June 30, 2016, Schlumberger had fixed rate debt of $15.5 billion and variable rate debt of $6.1 billion after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity totaled $8.6 billion at June 30, 2016.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

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

Schlumberger is exposed to risks on future cash flows to the extent that the local currency is not the functional currency and expenses denominated in local currency are not equal to revenues denominated in local currency.  Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt that is denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts and foreign currency options to provide a hedge against a portion of these cash flow risks.  These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated other comprehensive loss.  Amounts recorded in Accumulated other comprehensive loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of hedging instruments, if any, is recorded directly to earnings.

At June 30, 2016, Schlumberger recognized a cumulative net $27 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities that are denominated in currencies other than the functional currency.  While Schlumberger uses foreign currency forward contracts and foreign currency options to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes.  Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet, and changes in the fair value are recognized in the Consolidated Statement of Income as are changes in fair value of the hedged item.

At June 30, 2016, contracts were outstanding for the US dollar equivalent of $5.8 billion in various foreign currencies, of which $0.7 billion related to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Jun. 30,	Dec. 31,
	2016	2015
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$15	$4	Other current assets
Foreign exchange contracts	-	6	Other Assets
	$15	$10

Derivatives not designated as hedges:
Foreign exchange contracts	$50	$15	Other current assets
Foreign exchange contracts	2	-	Other Assets
	$67	$25
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$44	$37	Accounts payable and accrued liabilities
Foreign exchange contracts	2	3	Other Liabilities
Cross currency swap	35	22	Other Liabilities
	$81	$62

Derivatives not designated as hedges:
Foreign exchange contracts	$95	$25	Accounts payable and accrued liabilities
Foreign exchange contracts	2	-	Other Liabilities
	$178	$87

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2016	2015	2016	2015	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(6)	$19	$4	$(51)	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$(57)	$57	$(138)	$(61)	Cost of service/sales

12.   Income Taxes

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective income tax rate follows:

	Second Quarter		Six Months
	2016	2015	2016	2015
US federal statutory rate	35%	35%	35%	35%
State tax	-	-	1	-
Non-US income taxed at different rates	(18)	(13)	(20)	(12)
Charges and credits (See Note 2)	(2)	-	(2)	1
Other	-	(1)	-	(2)
	15%	21%	14%	22%

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2016	2015
Postretirement benefits	$265	$266
Intangible assets	(3,203)	(1,418)
Investments in non-US subsidiaries	(149)	(152)
Fixed assets, net	(163)	(176)
Inventories	289	159
Other, net	721	454
	$(2,240)	$(867)

The above deferred tax balances at June 30, 2016 and December 31, 2015 were net of valuation allowances relating to net operating losses in certain countries of $151 million and $162 million, respectively.

13.   Contingencies

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

14.   Segment Information

		(Stated in millions)

	Second Quarter 2016		Second Quarter 2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,593	$266	$2,510	$655
Drilling	2,034	171	3,469	672
Production	2,099	90	3,059	397
Cameron	1,536	243	-	-
Eliminations & other	(98)	(23)	(28)	(16)
Pretax operating income		747		1,708
Corporate & other (1)		(241)		(199)
Interest income (2)		24		6
Interest expense (3)		(136)		(79)
Charges and credits (4)		(2,908)		-
	$7,164	$(2,514)	$9,010	$1,436

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in 2016; $6 million in 2015).

(3)   Interest expense excludes amounts which are included in the segments’ income ($13 million in 2016; $7 million in 2015).

(4)   See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2016		Six Months 2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,339	$597	$5,165	$1,327
Drilling	4,527	542	7,391	1,450
Production	4,447	298	6,764	941
Cameron	1,536	243	-	-
Eliminations & other	(165)	(32)	(62)	(17)
Pretax operating income		1,648		3,701
Corporate & other (1)		(413)		(390)
Interest income (2)		37		14
Interest expense (3)		(256)		(156)
Charges and credits (4)		(2,908)		(439)
	$13,684	$(1,892)	$19,258	$2,730

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($12 million in 2016; $11 million in 2015).

(3)   Interest expense excludes amounts which are included in the segments’ income ($26 million in 2016; $12 million in 2015).

(4)   See Note 2 – Charges and Credits.

15.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Second Quarter				Six Months
	2016		2015		2016		2015
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$13	$19	$21	$50	$31	$56	$43	$99
Interest cost	45	77	44	75	89	157	85	149
Expected return on plan assets	(58)	(129)	(59)	(129)	(118)	(263)	(115)	(257)
Amortization of prior service cost	3	31	1	31	6	61	6	61
Amortization of net loss	17	17	31	36	40	39	62	74
	$20	$15	$38	$63	$48	$50	$81	$126

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2016	2015	2016	2015
Service cost	$7	$10	$15	$21
Interest cost	12	11	24	24
Expected return on plan assets	(15)	(13)	(29)	(26)
Amortization of prior service credit	(8)	(8)	(16)	(16)
Amortization of net loss	-	2	-	7
	$(4)	$2	$(6)	$10

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2016	$(2,053)	$-	$(39)	$(2,466)	$(4,558)
Other comprehensive gain (loss) before reclassifications	(51)	3	(68)	-	(116)
Amounts reclassified from accumulated other comprehensive loss	-	-	80	130	210
Income taxes	-	-	-	(14)	(14)
Net other comprehensive (loss) income	(51)	3	12	116	80
Balance, June 30, 2016	$(2,104)	$3	$(27)	$(2,350)	$(4,478)

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2015	$(1,531)	$10	$(96)	$(2,589)	$(4,206)
Other comprehensive loss before reclassifications	(94)	(10)	(110)	-	(214)
Amounts reclassified from accumulated other comprehensive loss	-	-	140	194	334
Income taxes	-	-	-	(22)	(22)
Net other comprehensive (loss) income	(94)	(10)	30	172	98
Balance, June 30, 2015	$(1,625)	$-	$(66)	$(2,417)	$(4,108)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2016 Compared to First Quarter 2016

		(Stated in millions)

	Second Quarter 2016		First Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,593	$266	$1,747	$331
Drilling	2,034	171	2,493	371
Production	2,099	90	2,348	208
Cameron	1,536	243	-	-
Eliminations & other	(98)	(23)	(68)	(9)
Pretax operating income		747		901
Corporate & other (1)		(241)		(172)
Interest income (2)		24		13
Interest expense (3)		(136)		(120)
Charges and credits (4)		(2,908)		-
	$7,164	$(2,514)	$6,520	$622

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  The second quarter of 2016 includes $63 million of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron, which was completed on April 1, 2016.

(2) Interest income excludes amounts which are included in the segments’ income ($6 million in the second quarter of 2016; $6 million in the first quarter of 2016).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in the second quarter of 2016; $13 million in the first quarter of 2016).

(4)  Charges and credits recorded during the second quarter of 2016 are described in detail in Note 2 to the Consolidated Financial Statements.

On April 1, 2016, Schlumberger acquired all of the outstanding shares of Cameron International Corporation (Cameron), a leading provider of flow equipment products, systems and services to the oil and gas industry worldwide. The acquisition is expected to create technology-driven growth by integrating Schlumberger reservoir and well technologies with Cameron wellhead and surface equipment, flow control and processing technology. The combination of the two complementary technology portfolios provides the industry’s most comprehensive range of products and services, from exploration to production and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance.

Under the terms of the merger agreement, Cameron became a wholly-owned subsidiary of Schlumberger. Each share of Cameron common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.716 shares of Schlumberger stock and $14.44 in cash. As a result, Schlumberger issued approximately 138 million shares of its common stock and paid cash of approximately $2.8 billion in connection with this transaction. Based on the closing price of Schlumberger’s common stock on April 1, 2016, the total fair value of the consideration transferred to effect the acquisition of Cameron was approximately $12.8 billion.  Cameron’s revenue for the year ended December 31, 2015 was $8.8 billion.

Second-quarter 2016 revenue of $7.2 billion increased 10% sequentially.  This included a full quarter of activity from the acquired Cameron businesses, which contributed revenue of $1.5 billion.  Excluding the impact of the Cameron acquisition, revenue declined 14% sequentially.

In April 2016, Schlumberger announced that it would reduce its activity in Venezuela to align operations with cash collections as a result of insufficient payments received in recent quarters and a lack of progress in establishing new mechanisms that address past and future accounts receivable.   The reduction in activity levels in Venezuela accounted for approximately 25% of the previously mentioned 14% sequential revenue decline (excluding the impact of Cameron).  Venezuela represented less than 5% of Schlumberger’s consolidated revenue for the year ended December 31, 2015.

North America second-quarter revenue of $1.7 billion increased 19% sequentially due to the addition of the Cameron businesses, which contributed $0.6 billion of second-quarter revenue.  Excluding the impact of Cameron, North America revenue decreased 20% as a result of the Canadian spring break-up and the US land rig count decline of 25%.  Excluding Cameron, North America land revenue fell 23% on lower Drilling Group activity and continuing pricing pressure in the Production Group. While fracturing stage counts and active pressure pumping fleets increased more than 15% sequentially, an unfavorable job and technology mix, combined with pricing pressure, more than offset the increase in volume. North America offshore revenue, excluding the impact of Cameron, decreased 15%, mainly due to lower Drilling Group activity, although this was partially offset by higher WesternGeco multiclient seismic license fees.

Revenue for the International Areas of $5.4 billion increased 8% sequentially, including the effect of the acquired Cameron businesses, which contributed $1.0 billion in second-quarter revenue. Excluding the impact of Cameron, international revenue declined 12% sequentially due to customer budget cuts, continued pricing pressure and the scaling back of operations in Venezuela.

From a segment perspective, second-quarter revenue from the Reservoir Characterization and Production Groups declined sequentially by 9% and 11%, respectively, on continued lower demand for exploration- and development-related products and services as E&P budgets were further reduced.  Drilling Group revenue fell by 18%, impacted by the steep drop in rig count, particularly in North America and Latin America.

Second-quarter 2016 pretax operating margin decreased 155 bps to 10% primarily from the overall decline in activity and pricing concessions.  The margin decrease was the highest in the Drilling Group, which contracted by 649 bps to 8%.  The Production Group pretax operating margin fell 459 bps to 4% while the Reservoir Characterization Group decreased 228 bps to 17%, and the Cameron Group posted a pretax operating margin of 16%.

Reservoir Characterization Group

Second-quarter revenue of $1.6 billion was 9% lower sequentially, primarily due to the scaling back of operations in Venezuela and project cancellations that impacted Wireline activity internationally.  Testing Services revenue and Software Integrated Solutions (SIS) software sales also declined, particularly in Latin America.  These declines were partially offset by higher multiclient seismic license sales, including transfer fees, which increased $68 million.

Pretax operating margin of 17% declined 228 basis points (bps) sequentially primarily due to reduced high-margin Wireline and Testing Services activities, particularly in Latin America.

Drilling Group

Second-quarter revenue of $2.0 billion declined 18% sequentially. This was mainly the result of a sharp drop in drilling activity from a combination of the spring break-up in Canada, lower rig counts on land in the US and Latin America, and the scaling back of operations in Venezuela.  In addition, continued and persistent pricing pressure negatively impacted Drilling & Measurements and M-I SWACO results across all of the Areas.

Pretax operating margin of 8% contracted 649 bps sequentially, driven by pricing pressure, lower rig counts in North America and the scaling back of operations in Venezuela.

Production Group

Second-quarter revenue of $2.1 billion decreased 11% sequentially with more than one-half of the revenue decrease attributable to a decline in North America from the Canadian spring break-up and increased pricing pressure.

Pretax operating margin of 4% decreased 459 bps sequentially, primarily from lower activity and increased pricing weakness in pressure pumping services in North America land.

Cameron Group

Cameron Group contributed second-quarter revenue of $1.5 billion and pretax operating margin of 16%.  Revenue was impacted by a declining project backlog as well as a further slowdown in activity on land in the US that mainly affected the short-cycle businesses of the Valves & Measurement and Surface product lines.

Pretax operating margin of 16% was robust despite the market downturn. This was driven by strong project execution from the OneSubsea, Drilling, and Process Systems product lines.

Second Quarter 2016 Compared to Second Quarter 2015

		(Stated in millions)

	Second Quarter 2016		Second Quarter 2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,593	$266	$2,510	$655
Drilling	2,034	171	3,469	672
Production	2,099	90	3,059	397
Cameron	1,536	243	-	-
Eliminations & other	(98)	(23)	(28)	(16)
Pretax operating income		747		1,708
Corporate & other (1)		(241)		(199)
Interest income (2)		24		6
Interest expense (3)		(136)		(79)
Charges and credits (4)		(2,908)		-
	$7,164	$(2,514)	$9,010	$1,436

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  The second quarter of 2016 includes $63 million of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron, which was completed on April 1, 2016.

(2) Interest income excludes amounts which are included in the segments’ income ($6 million in 2016; $6 million in 2015).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in 2016; $7 million in 2015).

(4)  Charges and credits recorded during the second quarter of 2016 are described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2016 revenue of $7.2 billion decreased 21% year-on-year.  This included a full quarter of activity from the acquired Cameron businesses, which contributed revenue of $1.5 billion.  Excluding the impact of the Cameron acquisition, revenue declined 38% year-on-year.

Second-quarter 2016 revenue from the Reservoir Characterization and Production Groups declined year-on-year by 37% and 31%, respectively, on lower demand for exploration- and development-related products and services as E&P budgets were further reduced.  Drilling Group revenue fell by 41% due to the rig count decline in both North America and internationally.

Second-quarter 2016 pretax operating margin decreased 854 bps to 10%, as a result of the overall decline in activity and pervasive pricing concessions.  The margin decrease was the highest in the Drilling Group, which contracted by 1,096 bps to 8%.  Reservoir Characterization Group pretax operating margin fell 943 bps to 17%, while the Production Group decreased 871 bps to 4%, and the Cameron Group posted a pretax margin of 16%.

Reservoir Characterization Group

Second-quarter 2016 revenue of $1.6 billion decreased 37% year-on-year primarily due to sustained cuts in exploration and discretionary spending that impacted Wireline, Testing Services and SIS software sales.  Revenue also decreased due to lower WesternGeco marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin decreased 943 bps to 17% due to reduced high-margin Wireline and Testing Services activities.

Drilling Group

Second-quarter 2016 revenue of $2.0 billion decreased 41% year-on-year primarily due to the severe drop in rig count in both North America and internationally combined with pricing pressure that mainly affected the Drilling & Measurements and M-I SWACO Technologies.

Year-on-year, pretax operating margin decreased 1,096 bps to 8% primarily due to the significant decline in higher-margin activities of Drilling & Measurements combined with pricing weakness.

Production Group

Second-quarter 2016 revenue of $2.1 billion decreased 31% year-on-year with most of the revenue decrease attributable to a decline in North America, particularly on Well Services pressure pumping technologies driven by activity declines and pricing pressure as the land rig count declined dramatically.

Year-on-year, pretax operating margin decreased 871 bps to 4% as a result of lower activity and increasing pricing pressure, which continued in North America land.

Cameron Group

Cameron Group contributed second-quarter revenue of $1.5 billion and pretax operating margin of 16%.  Revenue was impacted by a declining project backlog as well as a further slowdown in activity on land in the US that mainly affected the short-cycle businesses of the Valves & Measurement and Surface product lines.

Pretax operating margin of 16% was robust despite the market downturn. This was driven by strong project execution from the OneSubsea, Drilling, and Process Systems product lines.

Six Months 2016 Compared to Six Months 2015

		(Stated in millions)

	Six Months 2016		Six Months 2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,339	$597	$5,165	$1,327
Drilling	4,527	542	7,391	1,450
Production	4,447	298	6,764	941
Cameron	1,536	243	-	-
Eliminations & other	(165)	(32)	(62)	(17)
Pretax operating income		1,648		3,701
Corporate & other (1)		(413)		(390)
Interest income (2)		37		14
Interest expense (3)		(256)		(156)
Charges and credits (4)		(2,908)		(439)
	$13,684	$(1,892)	$19,258	$2,730

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  The six months ended June 30, 2016 includes $63 million of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron, which was completed on April 1, 2016.

(2) Interest income excludes amounts which are included in the segments’ income ($12 million in 2016; $11 million in 2015).

(3)  Interest expense excludes amounts which are included in the segments’ income ($26 million in 2016; $12 million in 2015).

(4)  Charges and credits recorded during the first six months of 2016 and 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2016 revenue of $13.7 billion decreased 29% year-on-year.  This included a full quarter of activity from the acquired Cameron businesses, which contributed revenue of $1.5 billion.  Excluding the impact of Cameron, revenue declined 37% year-on-year.

Six-month 2016 revenue from the Reservoir Characterization and Production Groups declined year-on-year by 35% and 34%, respectively, on lower demand for exploration- and development-related products and services as E&P budgets were further reduced.  Drilling Group revenue fell by 39% due to the rig count decline in both North America and internationally.

Six-month 2016 pretax operating margin decreased 718 bps to 12%, as a result of the overall decline in activity and pervasive pricing concessions.  The margin decrease was highest in the Reservoir Characterization Group, which contracted by 783 bps to 18%.  Drilling Group pretax operating margin fell 765 bps to 12%, while the Production Group decreased 721 bps to 7%, and the Cameron Group posted a pretax operating margin of 16%.

Reservoir Characterization Group

Six-month 2016 revenue of $3.3 billion decreased 35% year-on-year primarily due to sustained cuts in exploration and discretionary spending that impacted Wireline, Testing Services and SIS software sales.  Revenue also decreased due to lower WesternGeco marine vessel utilization and reduced multiclient sales.

Year-on-year, pretax operating margin decreased 783 bps to 18% due to reduced high-margin Wireline and Testing Services activities.

Drilling Group

Six-month 2016 revenue of $4.5 billion decreased 39% year-on-year primarily due to the severe drop in rig count in both North America and internationally combined with pricing pressure that mainly affected Drilling & Measurements and M-I SWACO Technologies.

Year-on-year, pretax operating margin decreased 765 bps to 12% primarily due to the significant decline in higher-margin activities of Drilling & Measurements combined with pricing weakness.

Production Group

Six-month 2016 revenue of $4.4 billion decreased 34% year-on-year with most of the revenue decrease attributable to a decline in North America, particularly on Well Services pressure pumping technologies driven by activity declines and pricing pressure as the land rig count declined dramatically.

Year-on-year, pretax operating margin decreased 721 bps to 7% as a result of lower activity and increasing pricing pressure, which continued in North America land.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter		Six Months
	2016	2015	2016	2015
Equity in net earnings of affiliated companies	$24	$35	$49	$71
Interest income	30	12	49	25
	$54	$47	$98	$96

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2016 and 2015 were as follows:

	Second Quarter		Six Months
	2016	2015	2016	2015
Research & engineering	3.6%	3.1%	3.6%	2.8%
General & administrative	1.4%	1.3%	1.6%	1.2%

Although Research & engineering and General & administrative costs have increased as a percentage of Revenue, they have decreased in absolute dollar terms as a result of cost control measures that Schlumberger has implemented, offset in part by the impact of the Cameron acquisition.

Interest expense of $149 million for the second quarter of 2016 increased by $63 million compared to the same period of the prior year.  Interest expense of $282 million for the six months ended June 30, 2016 increased by $114 million compared to the same period of the prior year.  These increases were primarily due to the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015 and the impact of debt assumed in the acquisition of Cameron.

The effective tax rate for the second quarter of 2016 was 14.6% compared to 21.1% for the same period of the prior year.  The charges described in Note 2 to the Consolidated Financial Statements reduced the second quarter 2016 effective tax rate by 1.6 percentage points.  The remaining decrease in the effective tax rate was primarily attributable to the geographic mix of earnings, as Schlumberger generated a smaller portion of its pretax income/loss in North America during the second quarter of 2016 as compared to the same period last year.

The effective tax rate for the six months ended June 30, 2016 was 14.2% compared to 22.3% for the same period of the prior year.  The charges described in Note 2 to the Consolidated Financial Statements reduced the effective tax rate for the six months ended June 30, 2016 by 1.8 percentage points and increased the effective tax for the six months ended June 30, 2015 by 1.3 percentage points.  Excluding the impact of the charges, the effective tax rate for the first six months of 2016 was 16.0% and 21.0% for the same period in the prior year.  This decrease was primarily attributable to the fact that Schlumberger generated a smaller portion of its pretax income/loss in North America during the six months ended June 30, 2016 as compared to the same period last year.

Charges and Credits

During the second quarter of 2016, Schlumberger recorded $2.573 billion of asset impairment and workforce reduction charges and $335 million of merger and integration-related charges associated with the acquisition of Cameron which are classified as Impairments & other and Merger & integration, respectively, in the Consolidated Statement of Income.  These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Amortization of inventory fair value adjustment	150	45	105
Merger-related employee benefits	47	7	40
Professional fees	45	10	35
Facility closure costs	40	10	30
Other merger and integration-related	53	9	44
	$2,908	$432	$2,476

Schlumberger recorded charges during the first quarter of 2015, all of which were classified as Impairments & other in the Consolidated Statement of Income.  These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$390	$56	$334
Currency devaluation loss in Venezuela	49	-	49
	$439	$56	$383

Net Debt

Net Debt represents gross debt less cash, short-term investments and fixed income investments, held to maturity. Management believes that Net Debt provides useful information regarding the level of Schlumberger indebtedness by reflecting cash and investments that could be used to repay debt.   Net Debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for, or superior to, total debt.

Details of changes in Net Debt follow:

(Stated in millions)

	Six Months ended Jun. 30,
	2016	2015
Net income (loss)	$(1,623)	$2,122
Impairment and other charges	2,908	439
Depreciation and amortization (1)	2,080	2,089
Stock-based compensation expense	145	167
Pension and other postretirement benefits expense	92	217
Pension and other postretirement benefits funding	(83)	(214)
Earnings of equity method investments, less dividends received	(30)	(65)
Increase in working capital	(250)	(837)
Other	(397)	166
Cash flow from operations	2,842	4,084
Capital expenditures	(998)	(1,193)
SPM investments	(729)	(222)
Multiclient seismic data costs capitalized	(333)	(221)
Free cash flow (2)	782	2,448
Dividends paid	(1,255)	(1,151)
Proceeds from employee stock plans	195	256
Stock repurchase program	(506)	(1,239)
	(784)	314
Business acquisitions and investments, net of cash acquired plus debt assumed	(3,790)	(206)
Discontinued operations - settlement with U.S. Department of Justice	-	(233)
Other	76	(86)
Increase in Net Debt	(4,498)	(211)
Net Debt, Beginning of period	(5,547)	(5,387)
Net Debt, End of period	$(10,045)	$(5,598)

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2)      “Free cash flow” represents cash flow from operations less capital expenditures, SPM investments and multiclient seismic data costs capitalized. Management believes that free cash flow is an important liquidity measure for the company and that it is useful to investors and management as a measure of the ability of our business to generate cash.  Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to shareholders through dividend payments or share repurchases.  Free cash flow does not represent the residual cash flow available for discretionary expenditures.  Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as substitute for, or superior to, cash flow from operations.

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Net Debt	2016	2015	2015
Cash	$2,947	$3,541	$2,793
Short-term investments	8,245	3,733	10,241
Fixed income investments, held to maturity	386	469	418
Long-term debt – current portion	(2,385)	(2,092)	(3,011)
Short-term borrowings	(986)	(2,139)	(1,546)
Long-term debt	(18,252)	(9,110)	(14,442)
	$(10,045)	$(5,598)	$(5,547)

Key liquidity events during the first six months of 2016 and 2015 included:

•

Schlumberger paid $2.8 billion of cash in connection with the April 1, 2016 acquisition of Cameron.  Additionally, as a result of the acquisition of Cameron, Schlumberger assumed net debt of $785 million.  This amount consisted of $3.0 billion of debt (including a $244 million adjustment to increase Cameron’s long-term fixed rate debt to its estimated fair value) and $2.2 billion of cash and short-term investments.

•	During the second quarter of 2016, Schlumberger repurchased approximately $1.4 billion of Cameron’s long-term fixed-rate debt.
•

On July 18, 2013, the Schlumberger Board of Directors approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  Schlumberger had repurchased $9.1 billion of shares under this new share repurchase program as of June 30, 2016.

The following table summarizes the activity under this share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2016	$506	7.5	$67.65
Six months ended June 30, 2015	$1,239	14.4	$85.80

On January 21, 2016, the Board of Directors approved a new $10 billion share repurchase program for Schlumberger common stock.  The new program will take effect once the remaining $0.9 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

•

Capital expenditures were $1.0 billion during the first six months of 2016 compared to $1.2 billion during the first six months of 2015.  Capital expenditures for full-year 2016 are expected to be approximately $2.2 billion as compared to expenditures of $2.4 billion in 2015.

Schlumberger operates in more than 85 countries.  At June 30, 2016, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balances, of which only Venezuela, where Schlumberger has experienced delays in payment from its customers, accounted for greater than 10%.  Schlumberger’s net receivable balance in Venezuela as of June 30, 2016 was approximately $1.2 billion.

As of June 30, 2016, Schlumberger had $11.2 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.8 billion with commercial banks, of which $3.6 billion was available and unused as of June 30, 2016.  The $6.8 billion of committed debt facility agreements included $6.5 billion of committed facilities that support commercial paper programs.  Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at June 30, 2016 were $3.2 billion.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its Groups and segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; demand for our integrated services and new technologies; our future cash flows; the success of our transformation efforts; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to integrate the Cameron business and to realize expected synergies; the inability to retain key employees; and other risks and uncertainties detailed in this second-quarter 2016 Form 10-Q and our most recent Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 1A. Risk Factors.

On April 1, 2016, Schlumberger completed the acquisition of Cameron and therefore no longer faces risks associated with the ability to complete the Cameron Merger.  Except as described in the foregoing sentence, as of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended June 30, 2016 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
April 1 through April 30, 2016	265.2	$72.06	265.2	$928,918
May 1 through May 31, 2016	57.0	$72.32	57.0	$924,795
June 1 through June 30, 2016	106.0	$74.78	106.0	$916,872
	428.2	$72.77	428.2

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

Item 5. Other Information.

Schlumberger completed the wind down of its service operations in Iran during the second quarter of 2013. Prior to this, certain non-US subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran in the second quarter of 2016 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on May 14, 2015)

* Exhibit 10.1—Employment Agreement dated May 31, 2016 and effective as of June 1, 2016, between Schlumberger Limited and Sherif Foda (+)

* Exhibit 10.2—Amended and Restated French Sub Plan for Restricted Units (incorporated by reference to Exhibit 10.1 to Schlumberger Current Report on Form 8-K filed on April 6, 2016)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
(+) Compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	July 27, 2016	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory