Form 10-Q
period 2016-09-30
SCHLUMBERGER LIMITED/NV
filed 2016-10-26
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2016
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,391,308,399

SCHLUMBERGER LIMITED

Third Quarter 2016 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2016	2015	2016	2015
Revenue
Services	$5,023	$7,574	$15,741	$24,897
Product sales	1,996	898	4,962	2,834
Total Revenue	7,019	8,472	20,703	27,731
Interest & other income	54	60	153	155
Expenses
Cost of services	4,355	6,064	13,482	19,703
Cost of sales	1,787	734	4,435	2,325
Research & engineering	253	273	750	819
General & administrative	92	122	305	362
Impairments & other	-	-	2,573	439
Merger & integration	237	-	571	-
Interest	149	86	431	254
Income (loss) before taxes	200	1,253	(1,691)	3,984
Taxes on income (loss)	10	250	(259)	859
Net income (loss)	190	1,003	(1,432)	3,125
Net income attributable to noncontrolling interests	14	14	50	37
Net income (loss) attributable to Schlumberger	$176	$989	$(1,482)	$3,088

Basic earnings (loss) per share of Schlumberger	$0.13	$0.78	$(1.10)	$2.43

Diluted earnings (loss) per share of Schlumberger	$0.13	$0.78	$(1.10)	$2.42

Average shares outstanding:
Basic	1,392	1,265	1,345	1,270
Assuming dilution	1,401	1,272	1,345	1,278

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2016	2015	2016	2015
Net income (loss)	$190	$1,003	$(1,432)	$3,125
Currency translation adjustments
Unrealized net change arising during the period	27	(166)	(26)	(260)
Marketable securities
Unrealized loss arising during the period	(5)	(26)	(2)	(36)
Cash flow hedges
Net loss on cash flow hedges	(18)	(13)	(86)	(123)
Reclassification to net income of net realized loss	29	21	109	161
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income of net actuarial loss	40	87	119	230
Prior service cost
Amortization to net income of net prior service cost	25	25	76	76
Income taxes on pension and other postretirement benefit plans	(6)	(13)	(20)	(35)
Comprehensive income (loss)	282	918	(1,262)	3,138
Comprehensive income attributable to noncontrolling interests	14	14	50	37
Comprehensive income (loss) attributable to Schlumberger	$268	$904	$(1,312)	$3,101

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2016	Dec. 31,
	(Unaudited)	2015
ASSETS
Current Assets
Cash	$3,441	$2,793
Short-term investments	7,315	10,241
Receivables less allowance for doubtful accounts (2016 - $371; 2015 - $333)	9,565	8,780
Inventories	4,572	3,756
Deferred taxes	391	208
Other current assets	1,141	1,134
	26,425	26,912
Fixed Income Investments, held to maturity	354	418
Investments in Affiliated Companies	1,283	3,311
Fixed Assets less accumulated depreciation	13,004	13,415
Multiclient Seismic Data	1,042	1,026
Goodwill	24,957	15,605
Intangible Assets	9,837	4,569
Other Assets	3,692	2,749
	$80,594	$68,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,439	$7,727
Estimated liability for taxes on income	1,092	1,203
Long-term debt - current portion	1,788	3,011
Short-term borrowings	1,951	1,546
Dividends payable	702	634
	14,972	14,121
Long-term Debt	17,538	14,442
Postretirement Benefits	1,293	1,434
Deferred Taxes	2,622	1,075
Other Liabilities	1,595	1,028
	38,020	32,100
Equity
Common stock	12,823	12,693
Treasury stock	(3,571)	(13,372)
Retained earnings	37,370	40,870
Accumulated other comprehensive loss	(4,388)	(4,558)
Schlumberger stockholders' equity	42,234	35,633
Noncontrolling interests	340	272
	42,574	35,905
	$80,594	$68,005

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended Sept. 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,432)	$3,125
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	3,144	439
Depreciation and amortization (1)	3,078	3,115
Stock-based compensation expense	210	250
Pension and other postretirement benefits expense	139	326
Pension and other postretirement benefits funding	(127)	(292)
Earnings of equity method investments, less dividends received	(51)	(83)
Change in assets and liabilities: (2)
Decrease in receivables	851	1,848
Decrease in inventories	556	445
Decrease in other current assets	241	93
Increase in other assets	(335)	(9)
Decrease in accounts payable and accrued liabilities	(1,684)	(2,426)
Decrease in estimated liability for taxes on income	(187)	(469)
Increase (decrease) in other liabilities	40	(21)
Other	(195)	286
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,248	6,627
Cash flows from investing activities:
Capital expenditures	(1,401)	(1,783)
SPM investments	(869)	(350)
Multiclient seismic data costs capitalized	(497)	(336)
Business acquisitions and investments, net of cash acquired	(2,251)	(289)
Sale of investments, net	4,439	939
Other	(13)	(207)
NET CASH USED IN INVESTING ACTIVITIES	(592)	(2,026)
Cash flows from financing activities:
Dividends paid	(1,951)	(1,786)
Proceeds from employee stock purchase plan	231	296
Proceeds from exercise of stock options	113	127
Stock repurchase program	(662)	(1,784)
Proceeds from issuance of long-term debt	3,586	1,714
Repayment of long-term debt	(4,749)	(2,815)
Net increase (decrease) in short-term borrowings	401	(41)
Other	(8)	(14)
NET CASH USED IN FINANCING ACTIVITIES	(3,039)	(4,303)
CASH FLOWS USED IN DISCONTINUED OPERATIONS - OPERATING ACTIVITIES	-	(233)
Net increase in cash before translation effect	617	65
Translation effect on cash	31	(23)
Cash, beginning of period	2,793	3,130
Cash, end of period	$3,441	$3,172

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2016 – September 30, 2016	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2016	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905
Net loss			(1,482)		50	(1,432)
Currency translation adjustments				(26)		(26)
Changes in unrealized gain on marketable securities				(2)		(2)
Changes in fair value of cash flow hedges				23		23
Pension and other postretirement benefit plans				175		175
Shares sold to optionees, less shares exchanged	(52)	165				113
Vesting of restricted stock	(84)	84				-
Shares issued under employee stock purchase plan	(55)	286				231
Stock repurchase program		(662)				(662)
Stock-based compensation expense	210					210
Dividends declared ($1.50 per share)			(2,018)			(2,018)
Acquisition of Cameron International Corporation	103	9,924			57	10,084
Other	8	4			(39)	(27)
Balance, September 30, 2016	$12,823	$(3,571)	$37,370	$(4,388)	$340	$42,574

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2015 – September 30, 2015	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2015	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049
Net income			3,088		37	3,125
Currency translation adjustments				(260)		(260)
Changes in unrealized gain on marketable securities				(36)		(36)
Changes in fair value of cash flow hedges				38		38
Pension and other postretirement benefit plans				271		271
Shares sold to optionees, less shares exchanged	(30)	157				127
Vesting of restricted stock	(95)	95				-
Shares issued under employee stock purchase plan	17	279				296
Stock repurchase program		(1,784)				(1,784)
Stock-based compensation expense	250					250
Dividends declared ($1.50 per share)			(1,906)			(1,906)
Other	5	2			2	9
Balance, September 30, 2015	$12,642	$(13,023)	$42,515	$(4,193)	$238	$38,179

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2016	1,434	(178)	1,256
Acquisition of Cameron International Corporation	-	138	138
Shares sold to optionees, less shares exchanged	-	2	2
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(9)	(9)
Balance, September 30, 2016	1,434	(43)	1,391

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.  The December 31, 2015 balance sheet information has been derived from the Schlumberger 2015 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on January 27, 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Charges and Credits

Schlumberger recorded the following charges and credits during the first nine months of 2016:

Third quarter of 2016:

•

In connection with Schlumberger’s acquisition of Cameron International Corporation (“Cameron”) (see Note 4 – Acquisition of Cameron), Schlumberger recorded $237 million of charges consisting of the following:  $149 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value; $11 million of facility closure costs; $46 million of employee benefits; and $31 million of other merger and integration-related costs.  These amounts are classified in Merger & integration in the Consolidated Statement of Income.

Second quarter of 2016:

•

As a result of the persistent unfavorable oil and gas industry market conditions that continued to deteriorate in the first half of 2016, and the related impact on the first half operating results and expected customer activity levels, Schlumberger determined that the carrying values of certain assets were no longer recoverable and also took certain decisions that resulted in the following impairment and other charges:

-	$646 million of severance costs associated with headcount reductions.
-	$209 million impairment of pressure pumping equipment in North America.
-	$165 million impairment of facilities in North America.

-	$684 million of other fixed asset impairments primarily relating to other underutilized equipment.
-	$616 million write-down of the carrying value of certain inventory to its net realizable value.
-	$198 million impairment of certain multiclient seismic data, largely related to the US Gulf of Mexico.
-	$55 million of other costs, primarily relating to facility closure costs.

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

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $335 million of charges consisting of the following: $150 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value;  $47 million relating to employee benefits for change-in-control arrangements and retention bonuses;  $45 million of transaction costs, including advisory and legal fees;  $40 million of facility closure costs, and $53 million of other merger and integration-related costs.  These amounts are classified in Merger & integration in the Consolidated Statement of Income.

The following is a summary of the charges and credits recorded during the first nine months of 2016:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Amortization of inventory fair value adjustment	299	90	209
Merger-related employee benefits	93	17	76
Professional fees	45	10	35
Facility closure costs	51	13	38
Other merger and integration-related	83	11	72
	$3,144	$492	$2,652

There were no charges or credits recorded during the first quarter of 2016.

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

There were no charges or credits recorded during the second and third quarters of 2015.

3.   Earnings Per Share

The following is a reconciliation from basic earnings (loss) per share of Schlumberger to diluted earnings (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2016			2015
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$176	1,392	$0.13	$989	1,265	$0.78
Assumed exercise of stock options	-	4		-	3
Unvested restricted stock	-	5		-	4
Diluted	$176	1,401	$0.13	$989	1,272	$0.78

	2016			2015
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$(1,482)	$1,345	$(1.10)	$3,088	$1,270	$2.43
Assumed exercise of stock options	-	-		-	4
Unvested restricted stock	-	-		-	4
Diluted	$(1,482)	$1,345	$(1.10)	$3,088	$1,278	$2.42

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2016	2015
Third Quarter	24	20
Nine Months	47	15

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

Certain amounts reflect rounding adjustments

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represents the preliminary estimates of the fair value of assets acquired and liabilities assumed in the merger.  The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained.  These amounts, which may differ materially from these preliminary estimates, will be finalized as soon as practicable, but no later than one year from the acquisition date.

(Stated in millions)

Cash	$785
Short-term investments	1,448
Accounts receivable	1,691
Inventories (1)	2,422
Fixed assets	1,342
Intangible assets:
Customer relationships (weighted-average life of 25 years)	2,371
Technology/Technical know-how (weighted-average life of 16 years)	1,736
Tradenames (weighted-average life of 25 years)	1,225
Other assets	633
Accounts payable and accrued liabilities	(2,594)
Long-term debt (2)	(3,018)
Deferred taxes (3)	(1,691)
Other liabilities	(621)
Sub-total	$5,729
Less:
Investment in OneSubsea (4)	(2,065)
Noncontrolling interests	(57)
Total identifiable net assets	$3,607
Goodwill (5)	9,196
Total consideration transferred	$12,803

(1) Schlumberger recorded an adjustment of $299 million to write-up the acquired inventory to its estimated fair value.  Schlumberger’s cost of sales reflected this increased valuation as this inventory was sold.

(2) In connection with the merger, Schlumberger assumed all of the debt obligations of Cameron, including their $2.75 billion of fixed rate notes.  Schlumberger recorded a $244 million adjustment to increase the carrying amount of these notes to their estimated fair value.  This adjustment is being amortized as a reduction of interest expense over the remaining term of the respective obligations.

(3) In connection with the acquisition accounting, Schlumberger provided deferred taxes related to, among other items, the estimated fair value adjustments for acquired inventory, intangible assets and assumed debt obligations.

(4) Prior to the completion of the merger, Cameron and Schlumberger operated OneSubsea, a joint venture that manufactured and developed products, systems and services for the subsea oil and gas market, which was 40% owned by Schlumberger and 60% owned by Cameron.  OneSubsea is now owned 100% by Schlumberger.  As a result of obtaining control of this joint venture, Schlumberger was required to remeasure its previously held equity interest in the joint venture to its acquisition-date fair value. Schlumberger determined that the estimated fair value of its previously held equity interest approximated its carrying value.  Accordingly, Schlumberger did not recognize any gain or loss on this transaction.

(5) The goodwill recognized is primarily attributable to expected synergies that will result from combining the operations of Schlumberger and Cameron, as well as intangible assets which do not qualify for separate recognition.  The amount of goodwill that is deductible for income tax purposes is not significant.

Supplemental Pro Forma Financial Information

Cameron’s results of operations have been included in Schlumberger’s financial statements for periods subsequent to the closing of the acquisition on April 1, 2016.  Businesses acquired from Cameron contributed revenues of approximately $3 billion and pretax operating income of $0.5 billion for the period from April 1, 2016 through September 30, 2016.

The following supplemental pro forma results of operations assume that Cameron had been acquired as of January 1, 2015.  The supplemental pro forma financial information was prepared based on the historical financial information of Schlumberger and Cameron and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable.  The pro forma amounts reflect certain adjustments to amortization expense, interest expense and income taxes resulting from purchase accounting.  The pro forma results for the three months ended September 30, 2016 reflect adjustments to exclude after-tax merger and integration costs of $73 million and after-tax charges relating to the amortization of the inventory fair value adjustment of $104 million.  The pro forma results for the nine months ended September 30, 2016 reflect adjustments to exclude after-tax merger and integration costs of $221 million and after-tax charges relating to the amortization of the inventory fair value adjustment of $209 million. As required by generally accepted accounting principles, the pro forma results for the three months ended September 30, 2015 have been adjusted to include $73 million of after-tax merger and integration charges.  The pro forma results for the nine months ended September 30, 2015 have been adjusted to include after-tax adjustments for merger and integration costs of $221 million and the after-tax charges relating to the amortization of the inventory fair value adjustment of $209 million.

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

		(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2016	2015	2016	2015
Revenue	$7,019	$10,694	$22,331	$34,473
Net income (loss) attributable to Schlumberger	$353	$1,103	$(1,028)	$2,987
Diluted earnings (loss) per share	$0.25	$0.78	$(0.74)	$2.10

5.   Inventories

A summary of inventories follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2016	2015
Raw materials & field materials	$1,850	$2,300
Work in progress	600	178
Finished goods	2,122	1,278
	$4,572	$3,756

6.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2016	2015
Property, plant & equipment	$39,959	$37,120
Less: Accumulated depreciation	26,955	23,705
	$13,004	$13,415

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2016	2015
Third Quarter	$627	$798
Nine Months	2,053	2,444

7.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2016 was as follows:

(Stated in millions)

Balance at December 31, 2015	$1,026
Capitalized in period	497
Charged to expense	(283)
Impairment charge (see Note 2)	(198)
Balance at September 30, 2016	$1,042

8.   Goodwill

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2016 were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance at December 31, 2015	$3,798	$8,584	$3,223	$-	$15,605
Acquisition of Cameron	790	1,490	1,170	5,746	9,196
Other acquisitions	-	24	105	-	129
Reallocation	146	-	-	(146)	-
Impact of changes in exchange rates	9	13	5	-	27
Balance at September 30, 2016	$4,743	$10,111	$4,503	$5,600	$24,957

9.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2016			Dec. 31, 2015
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,879	$806	$4,073	$2,489	$645	$1,844
Technology/technical know-how	3,614	778	2,836	1,864	653	1,211
Tradenames	2,847	432	2,415	1,625	367	1,258
Other	1,064	551	513	513	257	256
	$12,404	$2,567	$9,837	$6,491	$1,922	$4,569

Amortization expense charged to income was as follows:

(Stated in millions)

	2016	2015
Third Quarter	$156	$88
Nine Months	$405	$267

Based on the net book value of intangible assets at September 30, 2016, amortization charged to income for the subsequent five years is estimated to be: remaining quarter of 2016—$166 million; 2017—$668 million; 2018—$660 million; 2019—$633 million; 2020—$596 million; and 2021—$571 million.

10.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2016	2015
4.00% Senior Notes due 2025	$1,740	$1,741
3.30% Senior Notes due 2021	1,593	1,597
3.00% Senior Notes due 2020	1,591	1,591
3.65% Senior Notes due 2023	1,490	1,496
2.35% Senior Notes due 2018	1,296	1,297
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	996	999
3.63% Senior Notes due 2022	845	845
0.63% Guaranteed Notes due 2019	668	-
1.50% Guaranteed Notes due 2019	579	566
1.90% Senior Notes due 2017	499	499
6.38% Notes due 2018 (1)	301	-
7.00% Notes due 2038 (1)	215	-
4.50% Notes due 2021 (1)	138	-
5.95% Notes due 2041 (1)	116	-
3.60% Notes due 2022 (1)	110	-
5.13% Notes due 2043 (1)	99	-
4.00% Notes due 2023 (1)	83	-
3.70% Notes due 2024 (1)	56	-
1.25% Senior Notes due 2017	-	1,000
Commercial paper borrowings	2,849	1,000
Other	1,174	711
	$17,538	$14,442

(1) Represents long-term fixed rate debt obligations assumed in connection with the acquisition of Cameron, net of amounts repurchased   subsequent to the closing of the transaction.

The estimated fair value of Schlumberger’s Long-term Debt at September 30, 2016 and December 31, 2015, based on quoted market prices, was $18.2 billion and $14.4 billion, respectively.

Borrowings under the commercial paper program at September 30, 2016 were $3.0 billion, of which $2.8 billion was classified within Long-term Debt and $0.2 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2015, borrowings under the commercial paper program were $2.4 billion, of which $1.0 billion was classified within Long-term Debt and $1.4 billion was classified within Long-term debt – current portion in the Consolidated Balance Sheet.

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

At September 30, 2016, Schlumberger had fixed rate debt of $14.4 billion and variable rate debt of $6.9 billion after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity totaled $7.7 billion at September 30, 2016.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in over 85 countries. Schlumberger’s functional currency is primarily the US dollar.  However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies.  Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

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

At September 30, 2016, Schlumberger recognized a cumulative net $16 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At September 30, 2016, contracts were outstanding for the US dollar equivalent of $4.6 billion in various foreign currencies, of which $0.7 billion related to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Sept. 30,	Dec. 31,
	2016	2015
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$8	$4	Other current assets
Foreign exchange contracts	-	6	Other Assets
	$8	$10

Derivatives not designated as hedges:
Foreign exchange contracts	$40	$15	Other current assets
Foreign exchange contracts	1	-	Other Assets
	$49	$25
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$23	$37	Accounts payable and accrued liabilities
Foreign exchange contracts	1	3	Other Liabilities
Cross currency swap	32	22	Other Liabilities
	$56	$62

Derivatives not designated as hedges:
Foreign exchange contracts	$38	$25	Accounts payable and accrued liabilities
Foreign exchange contracts	1	-	Other Liabilities
	$95	$87

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2016	2015	2016	2015	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$5	$(2)	$9	$(53)	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$(28)	$(48)	$(166)	$(109)	Cost of service/sales

12.   Income Taxes

A reconciliation of the US statutory federal tax rate (35%) to the consolidated effective income tax rate follows:

	Nine Months
	2016	2015
US federal statutory rate	35%	35%
State tax	2	-
Non-US income taxed at different rates	(22)	(12)
Charges and credits (See Note 2)	(1)	1
Other	1	(2)
	15%	22%

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2016	2015
Postretirement benefits	$260	$266
Intangible assets	(3,171)	(1,418)
Investments in non-US subsidiaries	(149)	(152)
Fixed assets, net	(150)	(176)
Inventories	262	159
Other, net	717	454
	$(2,231)	$(867)

The above deferred tax balances at September 30, 2016 and December 31, 2015 were net of valuation allowances relating to net operating losses in certain countries of $170 million and $162 million, respectively.

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

14.   Segment Information

		(Stated in millions)

	Third Quarter 2016		Third Quarter 2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,689	$322	$2,380	$616
Drilling	2,021	218	3,219	594
Production	2,083	98	2,915	327
Cameron	1,341	215	-	-
Eliminations & other	(115)	(38)	(42)	(16)
Pretax operating income		815		1,521
Corporate & other (1)		(267)		(198)
Interest income (2)		24		8
Interest expense (3)		(135)		(78)
Charges and credits (4)		(237)		-
	$7,019	$200	$8,472	$1,253

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($7 million in 2016; $5 million in 2015).

(3)   Interest expense excludes amounts which are included in the segments’ income ($14 million in 2016; $8 million in 2015).

(4)   See Note 2 – Charges and Credits.

		(Stated in millions)

	Nine Months 2016		Nine Months 2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$5,044	$913	$7,545	$1,944
Drilling	6,548	760	10,610	2,044
Production	6,529	396	9,679	1,268
Cameron	2,865	465	-	-
Eliminations & other	(283)	(72)	(103)	(34)
Pretax operating income		2,462		5,222
Corporate & other (1)		(679)		(587)
Interest income (2)		61		22
Interest expense (3)		(391)		(234)
Charges and credits (4)		(3,144)		(439)
	$20,703	$(1,691)	$27,731	$3,984

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($20 million in 2016; $16 million in 2015).

(3)   Interest expense excludes amounts which are included in the segments’ income ($40 million in 2016; $20 million in 2015).

(4)   See Note 2 – Charges and Credits.

15.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Third Quarter				Nine Months
	2016		2015		2016		2015
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$16	$27	$22	$30	$47	$83	$65	$128
Interest cost	44	78	42	75	133	235	127	224
Expected return on plan assets	(60)	(128)	(57)	(125)	(178)	(391)	(172)	(381)
Amortization of prior service cost	3	30	3	30	9	91	9	91
Amortization of net loss	20	20	30	54	60	59	92	128
	$23	$27	$40	$64	$71	$77	$121	$190

The net periodic benefit cost for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Third Quarter		Nine Months
	2016	2015	2016	2015
Service cost	$8	$11	$23	$32
Interest cost	11	12	35	36
Expected return on plan assets	(14)	(13)	(43)	(39)
Amortization of prior service credit	(8)	(8)	(24)	(24)
Amortization of net loss	-	3	-	10
	$(3)	$5	$(9)	$15

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Loss on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2016	$(2,053)	$-	$(39)	$(2,466)	$(4,558)
Other comprehensive gain (loss) before reclassifications	(26)	(2)	(86)	-	(114)
Amounts reclassified from accumulated other comprehensive loss	-	-	109	195	304
Income taxes	-	-	-	(20)	(20)
Net other comprehensive (loss) income	(26)	(2)	23	175	170
Balance, September 30, 2016	$(2,079)	$(2)	$(16)	$(2,291)	$(4,388)

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2015	$(1,531)	$10	$(96)	$(2,589)	$(4,206)
Other comprehensive loss before reclassifications	(260)	(36)	(123)	-	(419)
Amounts reclassified from accumulated other comprehensive loss	-	-	161	306	467
Income taxes	-	-	-	(35)	(35)
Net other comprehensive (loss) income	(260)	(36)	38	271	13
Balance, September 30, 2015	$(1,791)	$(26)	$(58)	$(2,318)	$(4,193)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2016 Compared to Third Quarter 2015

		(Stated in millions)

	Third Quarter 2016		Third Quarter 2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,689	$322	$2,380	$616
Drilling	2,021	218	3,219	594
Production	2,083	98	2,915	327
Cameron	1,341	215	-	-
Eliminations & other	(115)	(38)	(42)	(16)
Pretax operating income		815		1,521
Corporate & other (1)		(267)		(198)
Interest income (2)		24		8
Interest expense (3)		(135)		(78)
Charges and credits (4)		(237)		-
	$7,019	$200	$8,472	$1,253

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  The third quarter of 2016 includes $63 million of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron, which was completed on April 1, 2016.

(2) Interest income excludes amounts which are included in the segments’ income ($7 million in 2016; $5 million in 2015).

(3)  Interest expense excludes amounts which are included in the segments’ income ($14 million in 2016; $8 million in 2015).

(4)  Charges and credits recorded during the third quarter of 2016 are described in detail in Note 2 to the Consolidated Financial Statements.

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

Third-quarter 2016 revenue of $7.0 billion decreased 17% year-on-year.  The Cameron Group contributed $1.3 billion of revenue to the third quarter of 2016.  Excluding the impact of the Cameron Group, revenue declined 33% year-on-year.

Third-quarter 2016 revenue from the Reservoir Characterization and Production Groups each declined year-on-year by 29% as a result of lower demand for exploration- and development-related products and services as E&P budgets were further reduced.  Drilling Group revenue fell by 37% due to the rig count decline in both North America and internationally.

Third-quarter 2016 pretax operating margin decreased 634 basis points (bps) to 12%, as a result of the overall decline in activity and pervasive pricing concessions.  The margin decrease was the highest in the Drilling Group, which contracted by 764 bps to 11%.  Reservoir Characterization Group pretax operating margin fell 684 bps to 19%, while the Production Group decreased 652 bps to 5%. The Cameron Group posted a pretax margin of 16%.

Reservoir Characterization Group

Third-quarter 2016 revenue of $1.7 billion decreased 29% year-on-year primarily due to sustained cuts in exploration and discretionary spending that impacted Wireline, Testing Services and SIS software sales.

Year-on-year, pretax operating margin decreased 684 bps to 19% mainly due to reduced high-margin Wireline and Testing Services activities.

Drilling Group

Third-quarter 2016 revenue of $2.0 billion decreased 37% year-on-year primarily due to the severe drop in rig count in both North America and internationally, combined with pricing pressure that mainly affected the Drilling & Measurements and M-I SWACO Technologies.

Year-on-year, pretax operating margin decreased 764 bps to 11% primarily due to the significant decline in higher-margin activities of Drilling & Measurements combined with pricing weakness.

Production Group

Third-quarter 2016 revenue of $2.1 billion decreased 29% year-on-year with most of the revenue decrease attributable to a decline in North America, particularly on Well Services pressure pumping technologies driven by activity declines and pricing pressure as the land rig count declined dramatically.

Year-on-year, pretax operating margin decreased 652 bps to 5% as a result of lower activity and increasing pricing pressure, which continued to impact North America land.

Cameron Group

Cameron Group contributed third-quarter revenue of $1.3 billion and pretax operating margin of 16%.  Revenue was impacted by a declining project backlog as well as a further slowdown in North America land activity, which also affected the short-cycle businesses of the Valves & Measurement and Surface product lines.

Pretax operating margin of 16% was driven by strong project execution in OneSubsea, improved manufacturing efficiency, and overall strong cost control across the Group.

Nine Months 2016 Compared to Nine Months 2015

		(Stated in millions)

	Nine Months 2016		Nine Months 2015
		Income		Income
		Before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$5,044	$913	$7,545	$1,944
Drilling	6,548	760	10,610	2,044
Production	6,529	396	9,679	1,268
Cameron	2,865	465	-	-
Eliminations & other	(283)	(72)	(103)	(34)
Pretax operating income		2,462		5,222
Corporate & other (1)		(679)		(587)
Interest income (2)		61		22
Interest expense (3)		(391)		(234)
Charges and credits (4)		(3,144)		(439)
	$20,703	$(1,691)	$27,731	$3,984

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  The nine months ended September 30, 2016 includes $126 million of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron.

(2) Interest income excludes amounts which are included in the segments’ income ($20 million in 2016; $16 million in 2015).

(3)  Interest expense excludes amounts which are included in the segments’ income ($40 million in 2016; $21 million in 2015).

(4) Charges and credits recorded during the first nine months of 2016 and 2015 are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2016 revenue of $20.7 billion decreased 25% year-on-year.  This included six months of activity from the acquired Cameron businesses. The Cameron Group contributed $2.9 billion of revenue. Excluding the impact of the Cameron Group, revenue declined 36% year-on-year.

Nine-month 2016 revenue from the Reservoir Characterization and Production Groups each declined year-on-year by 33% as a result of lower demand for exploration- and development-related products and services as E&P budgets were further reduced.  Drilling Group revenue fell by 38% due to the rig count decline in both North America and internationally.

Nine-month 2016 pretax operating margin decreased 694 bps to 12%, as a result of the overall decline in activity and pervasive pricing concessions.  The margin decrease was highest in the Reservoir Characterization Group, which contracted by 767 bps to 18%.  Drilling Group pretax operating margin fell 765 bps to 12%, while the Production Group decreased 704 bps to 6% The Cameron Group posted a pretax operating margin of 16%.

Reservoir Characterization Group

Nine-month 2016 revenue of $5.0 billion decreased 33% year-on-year primarily due to sustained cuts in exploration and discretionary spending that primarily impacted Wireline, Testing Services and SIS software sales.

Year-on-year, pretax operating margin decreased 767 bps to 18% due to reduced high-margin Wireline and Testing Services activities.

Drilling Group

Nine-month 2016 revenue of $6.5 billion decreased 38% year-on-year primarily due to the severe drop in rig count in both North America and internationally combined with pricing pressure that mainly affected Drilling & Measurements and M-I SWACO Technologies.

Year-on-year, pretax operating margin decreased 765 bps to 12% primarily due to the significant decline in higher-margin activities of Drilling & Measurements combined with pricing weakness.

Production Group

Nine-month 2016 revenue of $6.5 billion decreased 33% year-on-year with most of the revenue decrease attributable to a decline in North America, particularly on Well Services pressure pumping technologies driven by activity declines and pricing pressure as the land rig count declined dramatically.

Year-on-year, pretax operating margin decreased 704 bps to 6% as a result of lower activity and increasing pricing pressure, which continued to impact North America land.

Cameron Group

Cameron Group contributed six-month revenue of $2.9 billion and pretax operating margin of 16%.  Revenue was impacted by a declining project backlog as well as a further slowdown in North America land activity, which also affected the short-cycle businesses of the Valves & Measurement and Surface product lines.

Pretax operating margin of 16% was driven by strong project execution in OneSubsea, improved manufacturing efficiency, and overall strong cost control across the Group.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter		Nine Months
	2016	2015	2016	2015
Equity in net earnings of affiliated companies	$23	$47	$72	$117
Interest income	31	13	81	38
	$54	$60	$153	$155

The decreases in earnings of equity method investments primarily reflects the effects of the downturn in the oil and gas industry, which has negatively impacted the majority of Schlumberger’s investments in affiliates, particularly those in North America.

The increases in interest income are primarily attributable to the higher cash and short-term investment balances as a result of the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2016 and 2015 were as follows:

	Third Quarter		Nine Months
	2016	2015	2016	2015
Research & engineering	3.6%	3.2%	3.6%	3.0%
General & administrative	1.3%	1.4%	1.5%	1.3%

Although Research & engineering and General & administrative costs have increased as a percentage of Revenue, they have decreased in absolute dollar terms as a result of cost control measures that Schlumberger has implemented, offset in part by the impact of the Cameron acquisition.

Interest expense of $149 million for the third quarter of 2016 increased by $63 million compared to the same period of the prior year.  Interest expense of $431 million for the nine months ended September 30, 2016 increased by $177 million compared to the same period of the prior year.  These increases were primarily due to the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015 and the impact of the $3.0 billion of debt assumed in the acquisition of Cameron.

The effective tax rate for the third quarter of 2016 was 5% compared to 20% for the same period of the prior year.  The charges described in Note 2 to the Consolidated Financial Statements reduced the third quarter 2016 effective tax rate by 11 percentage points.  The remaining decrease in the effective tax rate was primarily attributable to the geographic mix of earnings, as Schlumberger generated a greater portion of its pretax earnings outside of North America during the third quarter of 2016 as compared to the same period last year.

The effective tax rate for the nine months ended September 30, 2016 was 15% compared to 22% for the same period of the prior year.  The charges described in Note 2 to the Consolidated Financial Statements reduced the effective tax rate for the nine months ended September 30, 2016 by one percentage point and increased the effective tax for the nine months ended September 30, 2015 by one percentage point.  Excluding the impact of the charges, the effective tax rate for the first nine months of 2016 was 16% and 21% for the same period in the prior year.  This decrease was primarily attributable to the fact that Schlumberger generated a greater portion of its pretax earnings outside of North America during the nine months ended September 30, 2016 as compared to the same period last year.

Charges and Credits

In connection with Schlumberger’s acquisition of Cameron (see Note 4 – Acquisition of Cameron), Schlumberger recorded $237 million of pretax charges ($177 million after-tax) in the third quarter of 2016, consisting of the following pretax amounts:  $149 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value; $11 million of facility closure costs; $46 million of employee benefits including retention bonuses; and $31 million of other merger and integration-related costs.  These amounts are classified in Merger & integration in the Consolidated Statement of Income.

During the second quarter of 2016, Schlumberger recorded $2.573 billion of asset impairment and workforce reduction charges and $335 million of merger and integration-related charges associated with the acquisition of Cameron which are classified as Impairments & other and Merger & integration, respectively, in the Consolidated Statement of Income.  These charges are more fully described in Note 2 to the Consolidated Financial Statements.

The following is a summary of the charges and credits recorded during the first nine months of 2016:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Amortization of inventory fair value adjustment	299	90	209
Merger-related employee benefits	93	17	76
Professional fees	45	10	35
Facility closure costs	51	13	38
Other merger and integration-related	83	11	72
	$3,144	$492	$2,652

There were no charges or credits recorded during the first quarter of 2016.

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

There were no charges or credits recorded during the second and third quarters of 2015.

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

Details of changes in Net Debt follow:

(Stated in millions)

	Nine Months ended Sept. 30,
	2016	2015
Net income (loss)	$(1,432)	$3,125
Impairment and other charges	3,144	439
Depreciation and amortization (1)	3,078	3,115
Stock-based compensation expense	210	250
Pension and other postretirement benefits expense	139	326
Pension and other postretirement benefits funding	(127)	(292)
Earnings of equity method investments, less dividends received	(51)	(83)
Increase in working capital	(223)	(509)
Other	(490)	256
Cash flow from operations	4,248	6,627
Capital expenditures	(1,401)	(1,783)
SPM investments	(869)	(350)
Multiclient seismic data costs capitalized	(497)	(336)
Free cash flow (2)	1,481	4,158
Dividends paid	(1,951)	(1,786)
Proceeds from employee stock plans	344	423
Stock repurchase program	(662)	(1,784)
	(788)	1,011
Business acquisitions and investments, net of cash acquired plus debt assumed	(3,866)	(324)
Discontinued operations - settlement with U.S. Department of Justice	-	(233)
Other	34	(271)
(Increase) decrease in Net Debt	(4,620)	183
Net Debt, Beginning of period	(5,547)	(5,387)
Net Debt, End of period	$(10,167)	$(5,204)

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

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

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Net Debt	2016	2015	2015
Cash	$3,441	$3,172	$2,793
Short-term investments	7,315	3,433	10,241
Fixed income investments, held to maturity	354	439	418
Long-term debt – current portion	(1,788)	(3,250)	(3,011)
Short-term borrowings	(1,951)	(1,511)	(1,546)
Long-term debt	(17,538)	(7,487)	(14,442)
	$(10,167)	$(5,204)	$(5,547)

Key liquidity events during the first nine months of 2016 and 2015 included:

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
•

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  Schlumberger had repurchased $9.2 billion of shares under this new share repurchase program as of September 30, 2016.

The following table summarizes the activity under this share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2016	$662	9.5	$69.64
Nine months ended September 30, 2015	$1,784	21.4	$83.52

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  The new program will take effect once the remaining $0.8 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

•

Capital expenditures were $1.4 billion during the first nine months of 2016 compared to $1.8 billion during the first nine months of 2015.  Capital expenditures for full-year 2016 are expected to be approximately $2.0 billion as compared to expenditures of $2.4 billion in 2015.

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

Schlumberger operates in more than 85 countries.  At September 30, 2016, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balances, of which only two (the United States and Venezuela) accounted for greater than 10%.  Schlumberger’s net receivable balance in Venezuela as of September 30, 2016 was approximately $1.2 billion.

As of September 30, 2016, Schlumberger had $10.8 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.8 billion with commercial banks, of which $3.8 billion was available and unused as of September 30, 2016.  The $6.8 billion of committed debt facility agreements included $6.5 billion of committed facilities that support commercial paper programs.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at September 30, 2016 were $3.0 billion.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its Groups and segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; demand for our integrated services and new technologies; our future cash flows; the success of our transformation efforts; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to integrate the Cameron business and to realize expected synergies; the inability to retain key employees; and other risks and uncertainties detailed in this third-quarter 2016 Form 10-Q and our most recent Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On July 18, 2013, the Board approved a $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended September 30, 2016 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
July 1 through July 31, 2016	50.5	$79.31	50.5	$912,867
August 1 through August 31, 2016	238.6	$78.83	238.6	$894,057
September 1 through September 30, 2016	1,727.9	$76.70	1,727.9	$761,532
	2,017.0	$77.02	2,017.0

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

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program will take effect once the remaining $0.8 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

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

Item 5. Other Information.

Schlumberger completed the wind down of its service operations in Iran during 2013. Prior to this, certain non-US subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran in the third quarter of 2016 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	October 26, 2016	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory