Form 10-K
period 2016-12-31
SCHLUMBERGER LIMITED/NV
filed 2017-01-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $109.9 billion.

As of December 31, 2016, the number of shares of common stock outstanding was 1,391,475,510.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Schlumberger’s definitive proxy statement for its 2017 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016 (the “2017 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading provider of technology for reservoir characterization, drilling, production and processing to the oil and gas industry. Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, today Schlumberger supplies the industry’s most comprehensive range of products and services, from exploration through production, and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance. As of December 31, 2016, the Company employed approximately 100,000 people of over 140 nationalities operating in more than 85 countries. Schlumberger has principal executive offices in Paris, Houston, London and The Hague.

On April 1, 2016, Schlumberger acquired all of the outstanding shares of Cameron International Corporation (“Cameron”), a leading provider of flow equipment products, systems and services to the oil and gas industry worldwide. The acquisition is expected to create technology-driven growth by integrating Schlumberger reservoir and well technologies with Cameron wellhead and surface equipment, flow control and processing technology. The combination of the two complementary technology portfolios provides the industry’s most comprehensive range of products and services, from exploration to production and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance.  In connection with this transaction, Schlumberger issued 138 million shares of its common stock, valued at approximately $9.9 billion as of the acquisition date, and paid cash of $2.8 billion.

Schlumberger operates in each of the major oilfield service markets, managing its business through four Groups: Reservoir Characterization, Drilling, Production and Cameron.  Each Group consists of a number of technology-based service and product lines, or Technologies.  These Technologies cover the entire life cycle of the reservoir and correspond to a number of markets in which Schlumberger holds leading positions. The role of the Groups and Technologies is to support Schlumberger in providing the best possible service to customers and to ensure that Schlumberger remains at the forefront of technology development and services integration.  The Groups and Technologies are collectively responsible for driving excellence in execution throughout their businesses; overseeing operational processes, resource allocation and personnel; and delivering superior financial results.

The Groups are as follows:

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources.  These include WesternGeco®, Wireline, Testing & Process, Software Integrated Solutions (SIS) and Integrated Services Management (ISM).

•

WesternGeco is a leading geophysical services supplier, providing comprehensive worldwide reservoir imaging, monitoring and development services.  It provides increasingly accurate measurements and images of subsurface geology and rock properties for both customer proprietary and multiclient surveys. WesternGeco offers the industry’s most extensive multi-client library.

•

Wireline provides the information necessary to evaluate subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production.  Wireline offers both openhole and cased-hole services including wireline perforating. Slickline services provide downhole mechanical well intervention.

•

Testing & Process provides exploration and production pressure and flow-rate measurement services both at the surface and downhole.  Through its Process Systems offering, Testing & Process provides equipment for the upstream, midstream and downstream separation of oil, gas, and produced water and water injection systems. Testing & Process also provides tubing-conveyed perforating services.

•

Software Integrated Solutions sells proprietary software and provides consulting, information management and IT infrastructure services to customers in the oil and gas industry. SIS also offers expert consulting services for reservoir characterization, field development planning and production enhancement, as well as industry-leading petrotechnical data services and training solutions.

•

Integrated Services Management provides coordination and management of Schlumberger services, products, and third parties in projects around the world. ISM offers a certified Integrated Services Project Manager as a focal point of contact between the project owner and the various Schlumberger services, ensuring alignment of project objectives.

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Drilling Tools, M-I SWACO®, Drilling & Measurements, Land Rigs and Integrated Drilling Services (IDS).

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

•

M-I SWACO is a supplier of drilling fluid systems engineered to improve drilling performance by anticipating fluids-related problems; fluid systems and specialty equipment designed to optimize wellbore productivity; and production technology solutions formulated to maximize production rates. M-I SWACO also provides engineered managed pressure drilling and underbalanced drilling solutions, as well as environmental services and products to safely manage waste volumes generated in both drilling and production operations.

•

Drilling & Measurements provides mud logging services for geological and drilling surveillance, directional drilling, measurement-while-drilling and logging-while-drilling services for all well profiles as well as engineering support.

•

Land Rigs provides land drilling rigs and related support services.  The land drilling system of the future, currently under development, represents an integrated drilling platform bringing together digitally enabled surface and downhole hardware combined with a common optimization software to create a step-change in operational efficiency.

•

Integrated Drilling Services supplies all of the services necessary to construct or change the architecture (re-entry) of wells. IDS covers all aspects of well planning, well drilling, engineering, supervision, logistics, procurement and contracting of third parties, and drilling rig management.

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, Completions, Artificial Lift, Integrated Production Services (IPS) and Schlumberger Production Management (SPM).

•

Well Services provides services used during oil and gas well drilling and completion as well as those used to maintain optimal production throughout the life of a well. Such services include pressure pumping, well cementing and stimulation, and coiled tubing equipment for downhole mechanical well intervention, reservoir monitoring and downhole data acquisition.

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

•

Integrated Production Services offers the project scope necessary to abandon, maintain, or increase the production of single or multiple wells. All aspects of project planning are addressed and include well engineering, wellsite supervision, civil engineering, logistics, procurement, contracting of third parties, and workovers.

•

Schlumberger Production Management is a business model for field production projects. This model combines the required services and products of the Technologies with drilling rig management, specialized engineering and project management expertise to provide a complete solution to well construction and production improvement.

SPM commercial arrangements create alignment between Schlumberger and the asset holder and/or the operator whereby Schlumberger receives remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of customer assets under long-term agreements.  Schlumberger manages approximately 235,000 barrels per day of oil equivalent on behalf of its clients. Schlumberger will invest its own services and products, and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products.  Instead, Schlumberger is generally compensated based upon cash flow generated or on a fee-per-barrel basis.  This may include certain arrangements whereby Schlumberger is only compensated based upon incremental production that it helps deliver above a mutually agreed baseline.

Cameron Group – Consists of the principal Technologies involved in pressure and flow control for drilling and intervention rigs, oil and gas wells and production facilities, and includes OneSubsea®, Surface Systems, Drilling Systems, and Valves & Measurement.

•

OneSubsea provides integrated solutions, products, systems and services for the subsea oil and gas market, including integrated subsea production systems involving wellheads, subsea trees, manifolds and flowline connectors, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.  OneSubsea offers integration and optimization of the entire production system over the life of the field by leveraging flow control expertise and process technologies with petrotechnical expertise and reservoir and production technologies.

•

Surface Systems designs and manufactures onshore and offshore platform wellhead systems and processing solutions, including valves, chokes, actuators and Christmas trees, and provides services to oil and gas operators.

•

Drilling Systems provides drilling equipment and services to shipyards, drilling contractors, E&P companies and rental tool companies. The products fall into two broad categories: pressure control equipment and rotary drilling equipment.  These products are designed for either onshore or offshore applications and include drilling equipment packages, blowout preventers (BOPs), BOP control systems, connectors, riser systems, valves and choke manifold systems, top drives, mud pumps, pipe handling equipment, rig designs and rig kits.

•

Valves & Measurement serves portions of the upstream, midstream and downstream markets and provides valve products and measurement systems that are primarily used to control, direct and measure the flow of oil and gas as they are moved from wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing.

Supporting the Groups is a global network of research and engineering centers. Through this organization, Schlumberger is committed to advanced technology programs that enhance oilfield efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value while accomplishing these goals in a safe and environmentally sound manner.

Schlumberger’s business is also reported through four geographic Areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia. Within these Areas, a network of GeoMarket* regions provides logistical, technical and commercial coordination.

The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions. The Areas and GeoMarkets are responsible for providing the most efficient and cost effective support possible to the operations.

Schlumberger primarily uses its own personnel to market its offerings. The customer base, business risks and opportunities for growth are essentially uniform across all services. Manufacturing and engineering facilities as well as research centers are shared, and the labor force is interchangeable. Technological innovation, quality of service and price differentiation are the principal methods of competition, which vary geographically with respect to the different services offered. While Schlumberger has numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing geophysical equipment and  services, wireline logging, well production testing, exploration and production software, surface equipment, artificial lift, coiled-tubing services, drilling and completion fluids, solids control and waste management, drilling pressure control, drill bits, measurement-while-drilling, logging-while-drilling, directional-drilling services and surface data (mud) logging.

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

Customers and Backlog of Orders

For the year ended December 31, 2016, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, and the OneSubsea and Drilling Systems businesses acquired in the Cameron transaction, Schlumberger has no significant backlog due to the nature of its businesses. The WesternGeco backlog was $0.8 billion at December 31, 2016 (the vast majority of which is expected to be recognized as revenue in 2017) and $1.1 billion at December 31, 2015.  The combined backlog of the OneSubsea and Drilling Systems businesses was $3.1 billion at December 31, 2016, of which approximately 60% is expected to be recognized as revenue during 2017.

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2016, 2015 and 2014 is provided in Note 17 of the Consolidated Financial Statements.

Executive Officers of Schlumberger

The following table sets forth, as of January 25, 2017, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for at least the past five years.

Name	Age	Current Position and Five-Year Business Experience

Paal Kibsgaard	49	Chairman of the Board of Directors, since April 2015; Chief Executive Officer, since August 2011; and Director since April 2011.

Simon Ayat	62	Executive Vice President and Chief Financial Officer, since March 2007.

Alexander C. Juden	56	Secretary and General Counsel, since April 2009.

Ashok Belani	58	Executive Vice President Technology, since January 2011.

Jean-Francois Poupeau	55	Executive Vice President Corporate Development and Communications, since June 2012; and President, Drilling Group, May 2010 to June 2012.

Khaled Al Mogharbel	46	President, Drilling Group, since July 2013; and President, Middle East, August 2011 to June 2013.

Stephane Biguet	48

Vice President and Treasurer, since December 2016; Vice President Controller, Operations, from August 2015 to December 2016; Vice President Controller, Operations & Integration,  from November  2013 to August 2015; and Vice President, Global Shared Services Organization, August 2011 to October 2013.

Mark Danton	60	Vice President – Director of Taxes, since January 1999.

Simon Farrant	52

Vice President Investor Relations, since February 2014; Special Projects Manager, December 2013 to January 2014; Vice President and General Manager, North Sea GeoMarket, April 2012 to November 2013; and Integration Manager, Smith Merger, April 2010 to April 2012.

Aaron Gatt Floridia	48	Chief Commercial Officer, since May 2016; and President, Reservoir Characterization Group, August 2011 to May 2016.

Amerino Gatti	46	President, Production Group, since May 2016; President; Well Services, July 2013 to May 2016; and Vice President Production Group North America Land, June 2010 to June 2013.

Howard Guild	45	Chief Accounting Officer, since July 2005.

Imran Kizilbash	50

Vice President, Schlumberger Venture Fund, since December 2016; Vice President and Treasurer, November 2013 to December 2016; Controller, Operations & Integration, July 2013 to October 2013; and Controller, Operations, January 2011 to June 2013.

Saul R. Laureles	51

Director, Corporate Legal, since July 2014; Assistant Secretary, since April 2007; Deputy General Counsel, Governance and Securities, October 2012 to June 2014; and Senior Counsel, April 2007 to October 2012.

Catherine MacGregor	44	President, Reservoir Characterization Group, since August 2016; President, Europe and Africa, July 2013 to July 2016; and Wireline President, May 2009 to June 2013.

Gerard Martellozo	61	Vice President Human Resources, since June 2014; Senior Advisor to the CEO, August 2012 to May 2014; and Human Resources Manager, Drilling Group, May 2010 to July 2012.

Abdellah Merad	43

Vice President Controller, Operations, since December 2016; Vice President, Global Shared Services Organization, from November 2013 to December 2016; GeoMarket Cost Management Project Manager, from August 2013 to November 2013; and North Africa GeoMarket Manager, from June 2010 to July 2013.

R. Scott Rowe	45

President, Cameron Group, since April 2016; President and Chief Executive Officer, Cameron, October 2015 to April 2016; President and Chief Operating Officer, Cameron, October 2014 to September 2015; Chief Executive Officer, OneSubsea, March 2014 to September 2014; President, Subsea System, August 2012 to February 2014; and President, Engineered & Process Values, April 2010 to August 2012.

Patrick Schorn	48	President, Operations, since August 2015; President, Operations & Integration, July 2013 to August 2015; and President, Production Group, January 2011 to June 2013.

Available Information

The Schlumberger Internet website is www.slb.com. Schlumberger uses its Investor Relations website, www.slb.com/ir, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Schlumberger makes available free of charge through its Investor Relations website at www.slb.com/ir access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, its Proxy Statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s Internet website at www.sec.gov.  Copies are also available, without charge, from Schlumberger Investor Relations, 5599 San Felipe, 17th Floor, Houston, Texas 77056.  Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing Schlumberger makes with the SEC.

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

Demand for the majority of our services is substantially dependent on the levels of expenditures by our customers.  The current significant oil and gas industry downturn has resulted in reduced demand for oilfield services, which has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows. If these conditions worsen or oil and gas prices do not improve, it could have a further material adverse effect on our financial condition, results of operations and cash flows.

Demand for the majority of our services depends substantially on the level of expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas.  Since 2014, oil and gas prices have declined significantly, resulting in lower expenditures by our customers.  As a result, many of our customers have reduced or delayed their oil and gas exploration and production spending, reducing the demand for our products and services and exerting downward pressure on the prices that we charge.  These conditions have had, and may continue to have, an adverse impact on our financial condition.

The continued low oil and gas prices have caused a reduction in cash flows for our customers, which has had a significant adverse effect on the financial condition of some of our customers. This has resulted, in and may continue to result in, project modifications, delays and cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

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

There can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or recover meaningfully in the near term.  Continued or worsening conditions in the oil and gas industry could have a further material adverse affect our financial condition, results of operations and cash flows.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the over 85 countries in which we operate.

Our non-United States operations accounted for approximately 80% of our consolidated revenue in 2016, 76% in 2015 and 71% in 2014. Operations in countries other than the United States are subject to various risks, including:

●	volatility in political, social and economic conditions;
●	exposure to expropriation of our assets or other governmental actions;
●	social unrest, acts of terrorism, war or other armed conflict;
●	confiscatory taxation or other adverse tax policies;
●	deprivation of contract rights;
●	trade and economic sanctions or other restrictions imposed by the United States, the European Union or other countries;
●	restrictions under the United States Foreign Corrupt Practices Act (FCPA) or similar legislation;
●	restrictions on the repatriation of income or capital;
●	currency exchange controls;
●	inflation; and
●	currency exchange rate fluctuations and devaluations.

Our failure to comply with complex US and foreign laws and regulations could have a material adverse effect on our operations.

We are subject to complex US and foreign laws and regulations, such as the FCPA, the U.K. Bribery Act and various other anti-bribery and anti-corruption laws.  We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons.  Our ability to transfer people and products among certain countries is subject to maintaining required licenses and complying with these laws and regulations. The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or violating applicable laws and regulations.  Any determination that we have violated or are responsible for violations of anti-bribery, trade control, trade sanctions or anti-corruption laws could have a material adverse effect on our financial condition.  Violations of international and US laws and regulations or the loss of any required licenses may result in fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on our reputation and our business, operating results and financial condition.

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

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of potentially contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis for new or increased liabilities that could reduce our earnings and our cash available for operations.

We could be subject to substantial liability claims, which could adversely affect our financial condition, results of operations and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks. Our offerings involve production-related activities, radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving these services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

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

Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending or are trade secrets. Our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, which could adversely affect our financial condition, results of operations and cash flows.

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

Severe weather conditions may adversely affect our operations.

Our business may be materially affected by severe weather conditions in areas where we operate. This may entail the evacuation of personnel and stoppage of services. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of activities. Any of these events could adversely affect our financial condition, results of operations and cash flows.

Cybersecurity risks and threats could adversely affect our business.

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

The following sets forth Schlumberger’s principal owned or leased facilities:

Beijing, China; Beziers and Clamart, France; Fuchinobe, Japan; Kleppestø and Stavanger, Norway; Singapore; Abingdon and Cambridge, United Kingdom; Moscow, Russia; Johor, Malaysia; and within the United States: Boston, Massachusetts; Houston, Katy, Rosharon and Sugar Land, Texas; Berwick, Louisiana; Battle Mountain, Nevada and Greybull, Wyoming.

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

PART II

Item 5. Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2016, there were 26,201 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange (NYSE), where it is traded under the symbol “SLB,” although it is traded on other exchanges in and outside the United States, including the Euronext Paris, the London Stock Exchange and the SIX Swiss Exchange.

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2016 and 2015, were as follows:

	Price Range		Dividends
	High	Low	Declared
2016
QUARTERS
First	$76.16	$59.60	$0.50
Second	81.96	71.69	0.50
Third	83.97	74.33	0.50
Fourth	87.00	77.48	0.50
2015
QUARTERS
First	$89.00	$75.60	$0.50
Second	95.13	83.60	0.50
Third	86.69	67.75	0.50
Fourth	82.43	66.57	0.50

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.

The following graph compares the cumulative total stockholder return on Schlumberger common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2011 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

Schlumberger Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Share Repurchases

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program for Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2016 was as follows:

	(Stated in thousands, except per share amounts)

	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Program
October 1 through October 31, 2016	327.5	$77.98	327.5	$735,996
November 1 through November 30, 2016	1,091.0	$78.22	1,091.0	$650,653
December 1 through December 31, 2016	71.0	$79.02	71.0	$645,040
	1,489.5	$73.86	1,489.5

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

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program will take effect once the remaining $0.6 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

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

	(Stated in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenue	$27,810	$35,475	$48,580	$45,266	$41,731
Income (loss) from continuing operations	$(1,687)	$2,072	$5,643	$6,801	$5,230
Diluted earnings (loss) per share from continuing operations	$(1.24)	$1.63	$4.31	$5.10	$3.91
Cash	$2,929	$2,793	$3,130	$3,472	$1,905
Short-term investments	$6,328	$10,241	$4,371	$4,898	$4,369
Working capital	$8,868	$12,791	$10,518	$12,700	$11,788
Fixed income investments, held to maturity	$238	$418	$442	$363	$245
Total assets	$77,956	$68,005	$66,904	$67,100	$61,547
Long-term debt	$16,463	$14,442	$10,565	$10,393	$9,509
Total debt	$19,616	$18,999	$13,330	$13,176	$11,630
Schlumberger stockholders' equity	$41,078	$35,633	$37,850	$39,469	$34,751
Cash dividends declared per share	$2.00	$2.00	$1.60	$1.25	$1.10

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

2016 Executive Overview

On April 1, 2016, Schlumberger completed its acquisition of Cameron, combining their complementary portfolios into a pore-to-pipeline products and services offering for the world’s oil and gas industry.  The transaction enables the creation of technology-driven growth by integrating Schlumberger reservoir and well technology with Cameron wellhead and surface equipment, flow control and processing technology.

Schlumberger revenue of $27.8 billion in 2016 represented a decrease of 22% from 2015, despite three quarters of activity from the acquired Cameron Group, which contributed $4.2 billion in revenue.  Excluding the Cameron Group, revenue declined 34%.  This revenue drop was due to continued weakness in exploration and production spending as a result of the deepest and longest industry crisis in more than 30 years.

The year began with Brent crude prices experiencing the sharpest fall in 30 years to $26 per barrel in January 2016, thus continuing the downturn that the oil and gas industry endured during the previous year.

Given two successive years of investment cuts, oil supply growth slowed significantly despite record OPEC production. Non-OPEC production fell sharply, largely due to a significant drop in US light tight oil production. However, robust global demand enabled the oil markets to tighten and draw down on the vast accumulation of crude and product stocks by mid-year.

The year’s end was marked by OPEC and certain non-OPEC countries, including Russia, agreeing to cut production by a combined 1.7 million barrels per day.  These agreements are expected to accelerate the drawdown of stocks in 2017 and have subsequently spurred a recovery in oil prices, which reached $55 per barrel at the end of 2016.

In the natural gas markets, US production declined during 2016 as a result of the drop in gas drilling activity, while demand growth was robust throughout the year. Low gas prices during most of 2016 encouraged the power sector to continue to favor gas over coal. The year was also marked by the start-up of the Sabine Pass liquefied natural gas (LNG) plant in Texas, which exported its first shipment in early 2016, thus starting a trend that should make the US the third largest exporter of LNG by the end of 2020.

Europe continued to see modest demand growth due in part to coal plant retirements. Gas prices, however, fell to a seven-year low as supplies from Russia, Norway and North Africa reached record highs. The Asian markets continued to be in slow growth mode, albeit with slight improvements in China. Nonetheless, oversupply persisted as Australian LNG exports ramped up, driving LNG prices down even further from the already low-levels of 2015. The global outlook for LNG is largely unchanged, with continued oversupply and low prices.

Schlumberger’s financial performance in 2016 was severely impacted by the significant decrease in land-based activity, particularly in North America where the average land rig count dropped 46% as compared to the previous year. Supply overcapacity in the land market remained high for most of 2016, resulting in pricing pressure across a broad range of oilfield services.  As a result, North America revenue, excluding the impact of the Cameron Group, declined 48% due to a decrease in US land revenue of 52%.  Including the Cameron Group, North America revenue decreased 32%.  Internationally, revenue declined 28%, excluding the impact of Cameron (17% including the Cameron Group) due to customer budget cuts, activity disruptions and a shift in revenue mix that impacted Schlumberger’s results in most basins and market segments around the world.  Revenue in the Europe, CIS & Africa Area decreased due to lower demand for exploration and development-related products and services as E&P budgets were reduced, particularly in Sub-Saharan Africa.  In Latin America, revenue declined due to customer budget constraints across the Area and, more specifically, in Venezuela where operations were scaled back to align with collections.  Middle East & Asia revenue decreased primarily due to reduced activity in Asia-Pacific countries, while robust activity in the Middle East was more than offset by pricing concessions.

Since the start of this downturn, and as it deepened during 2016, Schlumberger has navigated the commercial landscape by balancing pricing concessions and market share and also by proactively removing significant costs through workforce reductions, internal efficiency improvements and strong supply chain management. As a result, Schlumberger has delivered superior financial results by maintaining pretax operating margins well above 10% and delivering sufficient free cash flow to cover a range of strategic capital investments, as well as our ongoing dividend commitments.

After nine quarters of unprecedented activity decline, the business environment stabilized in the third quarter of 2016 and revenue increased slightly in the fourth quarter, suggesting that the bottom of this cycle has been reached.

Schlumberger expects the growth in E&P investments in 2017 to be led initially by land operators in North America.  E&P spending surveys currently indicate that 2017 E&P investments in North America will increase by approximately 30%, which should lead to both higher activity and a recovery in service industry pricing.

Schlumberger expects the 2017 recovery in the international markets to proceed more slowly than in North America. This will likely lead to a third successive year of underinvestment, with a continued low rate of new project approvals and an accelerating production decline in the aging production base.  These factors taken together are increasing the likelihood of a significant supply deficit in the medium term, which can only be avoided by a broad-based global increase in E&P spending, which is expected to start unfolding in the later parts of 2017 and leading into 2018.

Fourth Quarter 2016 Results

		(Stated in millions)

	Fourth Quarter 2016		Third Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,699	$316	$1,689	$322
Drilling	2,013	234	2,021	218
Production	2,179	132	2,083	98
Cameron	1,346	188	1,341	215
Eliminations & other	(130)	(60)	(115)	(38)
Pretax operating income		810		815
Corporate & other (1)		(245)		(267)
Interest income (2)		23		24
Interest expense (3)		(126)		(135)
Charges & credits (4)		(675)		(237)
	$7,107	$(213)	$7,019	$200

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2016: $7 million; third quarter 2016: $7 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2016: $13 million; third quarter 2016: $14 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $7.1 billion increased 1% sequentially.  This increase was primarily driven by the Production Group, which grew 5% due to increased hydraulic fracturing activity in the Middle East and in North America land.

Fourth-quarter pretax operating margin was essentially flat sequentially at 11.4% as margin improvements in the Production and Drilling Groups were balanced by contractions in the Cameron and Reservoir Characterization Groups.

Reservoir Characterization Group

Fourth-quarter revenue of $1.7 billion increased 1% sequentially due to the ramp-up in Testing & Process activity in Kuwait and increased software license and maintenance sales. These effects were slightly offset by the seasonal decrease in Wireline activity in Norway and Russia.

Pretax operating margin of 19% decreased 49 basis points (bps) sequentially as the increased contribution from software and maintenance sales was more than offset by the decline in high-margin Wireline activities.

Drilling Group

Fourth-quarter revenue of $2.0 billion was flat sequentially as the continued strong directional drilling activity in North America land was offset by lower drilling activity in the International Areas. The improvement in North America revenue primarily came from increased uptake of Drilling & Measurements, Bits & Drilling Tools technologies. The lower revenue in the International Areas was primarily due to completed Drilling & Measurement projects, while the winter slowdown in Russia and Norway affected Drilling & Measurements and M-I SWACO activity.

Pretax operating margin of 12% expanded 81 bps sequentially despite revenue being flat. This was largely due to pricing improvements from greater uptake of drilling technologies on increasing activity on land in the US, which mainly affected Drilling & Measurements and Bits & Drilling Tools.

Production Group

Fourth-quarter revenue of $2.2 billion increased 5% sequentially as a result of strong fracturing activity on unconventional resource developments on land in the Middle East, mainly in Saudi Arabia, and in North America where the land rig count and fracturing stage count increased.  Revenue on land in the US increased both on volume and on a modest pricing recovery.

Pretax operating margin of 6% increased 134 bps sequentially on increased activity, which drove efficiency and better operational execution in the Middle East. The modest pricing recovery on land in the US also contributed to the margin expansion.

Cameron Group

Fourth-quarter revenue of $1.3 billion was flat sequentially. Among the Group’s businesses, OneSubsea reported an 11% sequential increase from strong project activity and execution, while Surface Systems posted strong sales in the Middle East. These increases, however, were offset by a decline in revenue in Drilling Systems driven by a declining backlog and lower bookings. Valves & Measurement was also lower following the prior quarter’s strong international shipments.

Pretax operating margin of 14% declined 207 bps sequentially due to the drop in high-margin Drilling Systems project volume.

Full-Year 2016 Results

		(Stated in millions)

	2016		2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$6,743	$1,228	$9,738	$2,465
Drilling	8,561	994	13,563	2,538
Production	8,709	528	12,311	1,570
Cameron	4,211	653	-	-
Eliminations & other	(414)	(130)	(137)	(63)
Pretax operating income		3,273		6,510
Corporate & other (1)		(925)		(768)
Interest income (2)		84		30
Interest expense (3)		(517)		(316)
Charges & credits (4)		(3,820)		(2,575)
	$27,810	$(1,905)	$35,475	$2,881

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  Full-year 2016 includes $189 million of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron, which was completed on April 1, 2016.

(2)	Excludes interest income included in the segments’ income (2016: $26 million; 2015: $22 million).
(3)	Excludes interest expense included in the segments’ income (2016: $53 million; 2015: $30 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2016 revenue of $27.8 billion decreased 22% year-on-year.  This included nine months of activity from the acquired Cameron Group, which contributed $4.2 billion of revenue.

Full-year 2016 revenue from the Reservoir Characterization and Production Groups declined by 31% and 29%, respectively, as a result of lower demand for exploration- and development-related products and services as E&P budgets were further reduced.  Drilling Group revenue fell 37% due to the rig count decline in both North America and internationally.

Full-year 2016 pretax operating income margin decreased 658 bps to 12% as a result of the overall decline in activity and pervasive pricing concessions.  The margin decrease was highest in the Reservoir Characterization Group, which contracted by 710 bps to 18%.  Drilling Group pretax operating margin fell 710 bps to 12%, while the Production Group decreased 669 bps to 6%.  The Cameron Group posted a pretax margin of 16%.

Reservoir Characterization Group

Full-year 2016 revenue of $6.7 billion decreased 31% year-on-year primarily due to sustained cuts in exploration and discretionary spending.

Year-on-year, pretax operating margin decreased 710 bps to 18% due to reduced high-margin Wireline and Testing Services activities.

Drilling Group

Full-year 2016 revenue of $8.6 billion decreased 37% year-on-year primarily due to the severe drop in rig count in both North America and internationally combined with pricing pressure that mainly affected Drilling & Measurements and M-I SWACO activity.

Year-on-year, pretax operating margin decreased 710 bps to 12% primarily due to the significant decline in higher-margin activities of Drilling & Measurements combined with pricing weakness.

Production Group

Full-year 2016 revenue of $8.7 billion decreased 29% year-on-year with most of the decrease attributable to a decline in North America, particularly on Well Services pressure pumping technologies driven by activity declines and pricing pressure as the land rig count declined dramatically.

Year-on-year, pretax operating margin decreased 669 bps to 6% as a result of lower activity and increasing pricing pressure, which continued to impact North America land.

Cameron Group

Cameron Group contributed nine-month revenue of $4.2 billion and pretax operating margin of 16%.  Revenue was impacted by a declining project backlog as well as a further slowdown in North America land activity, which also affected the short-cycle businesses of the Valves & Measurement and Surface product lines.

Pretax operating margin of 16% was driven by strong project execution and manufacturing efficiency in OneSubsea and overall cost control across the Group.

Full-Year 2015 Results

		(Stated in millions)

	2015		2014
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$9,738	$2,465	$13,339	$3,770
Drilling	13,563	2,538	18,128	3,805
Production	12,311	1,570	17,329	3,130
Eliminations & other	(137)	(63)	(216)	(129)
Pretax operating income		6,510		10,576
Corporate & other (1)		(768)		(848)
Interest income (2)		30		31
Interest expense (3)		(316)		(347)
Charges and credits (4)		(2,575)		(1,773)
	$35,475	$2,881	$48,580	$7,639

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

Full-year 2015 revenue of $35.5 billion decreased 27% year-on-year.  This decrease was primarily due to customer budget cuts and pricing concessions as customers responded to lower commodity prices.  Revenue was also impacted by the fall of certain currencies against the US dollar, which accounted for approximately 20% of the revenue decline.

Full-year 2015 revenue from the Reservoir Characterization and Drilling Groups declined by 27% and 25%, respectively, as a result of lower demand as E&P budgets were reduced due to lower commodity prices.  Production Group revenue fell by 29% due to activity reductions and pricing pressure as the land rig count dropped drastically in North America.

Full-year 2015 pretax operating income margin decreased 342 bps to 18% as a result of the overall decline in activity combined with the pricing pressure which most notably impacted the businesses in North America.

Reservoir Characterization Group

Full-year 2015 revenue of $9.7 billion was 27% lower than the same period last year primarily due to sustained customer cuts in exploration and discretionary spending that impacted all Technologies.

Year-on-year, pretax operating margin decreased 295 bps to 25% as a result of an unfavorable overall revenue mix reflecting the decline in high-margin exploration activity as well as lower high-margin multiclient and software sales.

Drilling Group

Full-year 2015 revenue of $13.6 billion was 25% lower than the previous year primarily due to the severe drop in rig count in North America, reduced activity levels and service pricing concessions internationally.  Unfavorable currency effects in Russia and Venezuela also contributed to the decline.

Year-on-year, pretax operating margin decreased 228 bps to 19%, primarily due to a decrease in higher-margin activities of Drilling & Measurements as well as pricing concessions.  Despite the revenue decline, prompt action on cost management and the benefit of a local cost structure that minimized the impact of unfavorable currency effects on pretax operating income helped limit the operating margin decline.

Production Group

Full-year 2015 revenue of $12.3 billion decreased 29% year-on-year, with approximately two-thirds of the decline attributable to Well Services pressure pumping technologies as a result of activity reductions and pricing pressure as the land rig count declined dramatically in North America.

Year-on-year, pretax operating margin declined 531 bps to 13% as lower activity and increasing pricing pressure continued in North America land.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	2016	2015	2014
Interest income	$110	$52	$51
Earnings of equity method investments	90	184	240
	$200	$236	$291

The increase in interest income in 2016 as compared to 2015 and 2014 is primarily attributable to the higher cash and short-term investment balances as a result of the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015.

The decrease in earnings of equity method investments primarily reflects the effects of the downturn in the oil and gas industry, which has negatively impacted the majority of Schlumberger’s investments in affiliates, particularly those in North America.  The decrease in 2016 also reflects the fact that Schlumberger stopped recording equity income from the OneSubsea joint venture in April 2016 as a result of Schlumberger’s acquisition of Cameron.

Interest Expense

Interest expense of $570 million in 2016 increased by $224 million compared to 2015 primarily due to the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015 and the impact of the $3.0 billion of debt assumed in the acquisition of Cameron.

Interest expense of $346 million in 2015 decreased by $23 million compared to 2014, as the impact of a higher weighted average debt balance of approximately $0.5 billion was more than offset by a 30 bps decrease in the weighted average borrowing rates from 2.8% in 2014 to 2.5% in 2015.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2016	2015	2014
Research & engineering	3.6%	3.1%	2.5%
General & administrative	1.4%	1.4%	1.0%

Although Research & engineering and General & administrative costs have either increased or remained flat as a percentage of Revenue in 2016 as compared to 2015, they have decreased in absolute dollar terms as a result of cost control measures that have been implemented, offset in part by the impact of the Cameron acquisition.

Income Taxes

The Schlumberger effective tax rate was 14.6% in 2016, 25.9% in 2015, and 25.2% in 2014.

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate will generally decrease. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate will generally increase.

The effective tax rate for each of 2016, 2015 and 2014 was significantly impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements because they were only partially tax effective.  Excluding the impact of these charges and credits, the effective tax rate was 15.9% in 2016, 20.2% in 2015 and 21.9% in 2014.  The decrease in the effective tax rate, excluding the impact of charges and credits, was primarily attributable to a change in the geographic mix of earnings and the favorable resolution of tax examinations in certain jurisdictions.

It is expected that the effective tax rate will gradually increase over the course of 2017 as a result of the expected improvement in activity in North America.

Charges and Credits

Schlumberger recorded significant charges and credits in continuing operations during 2016, 2015 and 2014. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2016 charges and credits, of which $3.172 billion were classified as Impairments & other and $648 million were classified as Merger & integration in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reductions	$880	$69	$811
Fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Amortization of inventory fair value adjustment	299	90	209
Facility closure costs	226	53	173
North America pressure pumping asset impairments	209	67	142
Multiclient seismic data impairment	198	62	136
Facility impairments	165	58	107
Other merger and integration-related	160	28	132
Costs associated with exiting certain activities	98	23	75
Merger-related employee benefits	83	13	70
Currency devaluation loss in Egypt	63	-	63
Other restructuring charges	55	-	55
Professional fees	45	10	35
Contract termination costs	39	9	30
	$3,820	$583	$3,237

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

Liquidity and Capital Resources

Schlumberger had total Cash, Short-term investments and Fixed income investments, held to maturity of $9.5 billion, $13.5 billion and $7.9 billion at December 31, 2016, 2015 and 2014, respectively.  Total debt was $19.6 billion, $19.0 billion and $13.3 billion at December 31, 2016, 2015 and 2014, respectively.

Details of the components of liquidity as well as changes in liquidity follows:

	(Stated in millions)

	Dec. 31,	Dec. 31,	Dec. 31,
Components of Liquidity:	2016	2015	2014
Cash	$2,929	$2,793	$3,130
Short-term investments	6,328	10,241	4,371
Fixed income investments, held to maturity	238	418	442
Long-term debt – current portion	(1,975)	(3,011)	(1,244)
Short-term borrowings	(1,178)	(1,546)	(1,521)
Long-term debt	(16,463)	(14,442)	(10,565)
Net debt (1)	$(10,121)	$(5,547)	$(5,387)

Changes in Liquidity:	2016	2015	2014
Income (loss) from continuing operations before noncontrolling interests	$(1,627)	$2,135	$5,711
Impairments and other charges	3,820	2,575	1,773
Depreciation and amortization (2)	4,094	4,078	4,094
Earnings of equity method investments, less dividends received	(60)	(125)	(113)
Pension and other postretirement benefits expense	187	438	355
Stock-based compensation expense	267	326	329
Pension and other postretirement benefits funding	(174)	(346)	(390)
Decrease (increase) in working capital (3)	416	(478)	(36)
Other	(662)	202	(528)
Cash flow from operations	6,261	8,805	11,195
Capital expenditures	(2,055)	(2,410)	(3,976)
SPM investments	(1,031)	(953)	(740)
Multiclient seismic data capitalized	(630)	(486)	(321)
Free cash flow (4)	2,545	4,956	6,158
Dividends paid	(2,647)	(2,419)	(1,968)
Proceeds from employee stock plans	415	448	825
Stock repurchase program	(778)	(2,182)	(4,678)
	(465)	803	337
Business acquisitions and investments, net of cash acquired plus debt assumed	(4,022)	(478)	(1,501)
Discontinued operations - settlement with U.S. Department of Justice (5)	-	(233)	-
Other	(87)	(252)	220
Increase in Net Debt	(4,574)	(160)	(944)
Net Debt, Beginning of period	(5,547)	(5,387)	(4,443)
Net Debt, End of period	$(10,121)	$(5,547)	$(5,387)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $850 million during 2016 and $810 million during 2015.
(4)

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

(5)	Refer to Note 20 to the Consolidated Financial Statements for details.

Key liquidity events during 2016, 2015 and 2014 included:

•

Cash flow from operations was $6.3 billion in 2016, $8.8 billion in 2015 and $11.2 billion in 2014.  The decrease in operating cash flows in each of the last two years is largely attributable to lower earnings before non-cash charges and credits and depreciation and amortization expense.

•

Schlumberger paid $2.8 billion of cash in connection with the April 1, 2016 acquisition of Cameron.  Additionally, as a result of the acquisition of Cameron, Schlumberger assumed $3.0 billion of debt (including a $244 million adjustment to increase Cameron’s long-term fixed rate debt to its estimated fair value) and $2.2 billion of cash and short-term investments.

•	During the second quarter of 2016, Schlumberger repurchased approximately $1.4 billion of Cameron’s long-term fixed-rate debt.
•

In connection with Schlumberger’s acquisition of Cameron, Cameron merged with Schlumberger Holdings Corporation (SHC), an indirect wholly-owned United States subsidiary of Schlumberger. Under the terms of the agreement, Cameron shareholders received 0.716 shares of Schlumberger Limited common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding. In connection with this transaction, SHC acquired approximately 138 million shares of common stock from Schlumberger Limited and transferred those shares to Cameron’s shareholders.

In order to partially fund the purchase of the 138 million shares of common stock from Schlumberger Limited that were transferred to Cameron stockholders, SHC issued $6 billion of notes during the fourth quarter of 2015 consisting of the following:

−	$500 million of 1.90% Senior Notes due 2017;
−	$1.3 billion of 2.35% Senior Notes due 2018;
−	$1.6 billion of 3.00% Senior Notes due 2020;
−	$850 million of 3.63% Senior Notes due 2022; and
−	$1.75 billion of 4.00% Senior Notes due 2025.
•

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. Schlumberger had repurchased $9.4 billion of shares under this share repurchase program as of December 31, 2016.

The following table summarizes the activity under this share repurchase program during 2016, 2015 and 2014:

(Stated in thousands, except per share amounts)

	Total Cost	Total Number	Average Price
	of Shares	of Shares	Paid per
	Purchased	Purchased	Share
2016	$778,018	10,988.5	$70.80
2015	$2,182,180	26,751.0	$81.57
2014	$4,677,687	47,545.9	$98.38

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program will take effect once the remaining $0.6 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

•	Dividends paid during 2016, 2015 and 2014 were $2.6 billion, $2.4 billion and $2.0 billion, respectively.

On January 15, 2015, Schlumberger announced that the Board approved a 25% increase in the quarterly dividend, to $0.50 per share.

•	Capital expenditures were $2.1 billion in 2016, $2.4 billion in 2015 and $4.0 billion in 2014. Capital expenditures are expected to be approximately $2.2 billion in 2017.
●

During 2016, 2015 and 2014 Schlumberger made contributions of $174 million, $346 million and $390 million, respectively, to its postretirement benefit plans. The US pension plans were 85% funded at December 31, 2016 and 86% funded at December 31, 2015 based on the projected benefit obligation.

Schlumberger’s international defined benefit pension plans were a combined 92% funded at December 31, 2016 based on the projected benefit obligation. This compares to 93% funded at December 31, 2015.

Schlumberger expects to contribute approximately $200 million to its postretirement benefit plans in 2017, subject to market and business conditions.

In April 2016, Schlumberger announced that it would reduce its activity in Venezuela to align operations with cash collections as a result of insufficient payments received in recent quarters and a lack of progress in establishing new mechanisms that address past and future accounts receivable.  Schlumberger continues to experience delays in payment from its national oil company customer in Venezuela.  Venezuela represented less than 5% of Schlumberger’s consolidated revenue for each of the years ended December 31, 2016, 2015 and 2014.  Schlumberger’s net receivable balance in Venezuela as of December 31, 2016 was approximately $1.2 billion.

Although accounts receivable collections improved during the fourth quarter of 2016, Schlumberger continues to experience payment delays from many of its customers.  This is attributable to the impact of lower oil and gas prices on the industry.  In this regard, Ecuador now represents approximately 12% of Schlumberger’s accounts receivable balance at December 31, 2016.

Schlumberger operates in more than 85 countries.  At December 31, 2016, only five of those countries individually accounted for greater than 5% of Schlumberger’s accounts receivable balances, of which only three (the United States, Ecuador and Venezuela) accounted for greater than 10%.

Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program.  This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.  Schlumberger has issued €0.5 billion 1.50% Guaranteed Notes due 2019 under this program.

As of December 31, 2016, Schlumberger had $9.3 billion of cash and short-term investments on hand. Schlumberger also has separate committed debt facility agreements aggregating $6.6 billion with commercial banks, of which $4.0 billion was available and unused as of December 31, 2016. The $6.6 billion of committed debt facility agreements included $6.3 billion of committed facilities which support commercial paper programs. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $2.571 billion as of December 31, 2016 and $2.383 billion as of December 31, 2015.

Summary of Contractual Obligations

	(Stated in millions)

		Payment Period
	Total	2017	2018-2019	2020-2021	After 2021
Debt (1)	$19,616	$3,153	$3,345	$7,368	$5,750
Interest on fixed rate debt obligations (2)	2,691	445	783	609	854
Operating leases	1,477	292	415	299	471
Purchase obligations (3)	2,698	2,400	237	17	44
	$26,482	$6,290	$4,780	$8,293	$7,119
(1)	Excludes future payments for interest.

(2)	Excludes interest on $4.9 billion of variable rate debt, which had a weighted average interest rate of 1.7% as of December 31, 2016.
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

As discussed in Note 14, Income Taxes, of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2016 is approximately $1.4 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Multiclient Seismic Data

Schlumberger capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2016 and 2015 was $1.07 billion and $1.03 billion, respectively. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

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

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are its four Groups: Reservoir Characterization, Drilling, Production and Cameron. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2016. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

Percentage-of-Completion Revenue Recognition

Schlumberger uses the percentage-of-completion method to account for certain long-term construction-type contracts, primarily in the Cameron Group.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under the percentage-of-completion method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.

The estimate of total project costs has a significant impact on both the amount of revenue recognized as well as the related profit on a project.  Revenue and profits on contracts can also be significantly affected by change orders and claims.  Profits are recognized based on the estimated project profit multiplied by the percentage complete.  Due to the nature of these projects, adjustments to estimates of contract revenue and total contract costs are often required as work progresses.  Any expected losses on a project are recorded in full in the period in which they become probable.

Approximately 6% of Schlumberger’s revenue in 2016 was recognized under the percentage-of-completion method.

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

The discount rate that Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

●	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plan was 4.20% at December 31, 2016 and 4.50% at December 31, 2015.
●	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 4.13% at December 31, 2016 and 4.36% at December 31, 2015.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plan decreased from 4.85% in 2015 to 4.15% in 2016.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans increased from 4.07% in 2015 to 4.36% in 2016.

The expected rate of return for Schlumberger’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expected rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the United States pension plans was 7.25% in both 2016 and 2015. The weighted average expected rate of return on plan assets for the international pension plans was 7.40% in both 2016 and 2015. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2016 postretirement medical expense was 7.50% graded to 5.0% over the next ten years. The overall medical trend rate assumption utilized to determine the postretirement medical liability at December 31, 2016 was 7.25% graded to 5.0% over the next ten years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States and international pension plan:

(Stated in millions)

	Effect on 2016	Effect on
	Pretax Pension	Dec. 31, 2016
Change in Assumption	Expense	Liability
25 basis point decrease in discount rate	+$49	+$485
25 basis point increase in discount rate	-$46	-$457
25 basis point decrease in expected return on plan assets	+$26	-
25 basis point increase in expected return on plan assets	-$25	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

	Effect on 2016	Effect on
	Pretax Pension	Dec. 31, 2016
Change in Assumption	Expense	Liability
25 basis point decrease in discount rate	+$1	+$39
25 basis point increase in discount rate	-$1	-$37
100 basis point decrease per annum in medical cost trend rate	-$3	-$30
100 basis point increase per annum in medical cost trend rate	+$3	+$34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger operates in more than 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 77% of Schlumberger’s revenue in 2016 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

Schlumberger maintains a foreign-currency risk management strategy that uses derivative instruments to manage the impact of changes in foreign exchange rates on its earnings.  Schlumberger enters into foreign currency forward contracts to provide a hedge against currency fluctuations on certain monetary assets and liabilities, and certain expenses denominated in currencies other than the functional currency.

A 10% appreciation in the US dollar from the December 31, 2016 market rates would increase the unrealized value of Schlumberger’s forward contracts by $47 million.  Conversely, a 10% depreciation in the US dollar from the December 31, 2016 market rates would decrease the unrealized value of Schlumberger’s forward contracts by $57 million.  In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2016, contracts were outstanding for the US dollar equivalent of $5.5 billion in various foreign currencies of which $1.1 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2016, Schlumberger had fixed rate debt aggregating approximately $14.7 billion and variable rate debt aggregating approximately $4.9 billion, before considering the effects of cross currency swaps.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Both Short-term investments and Fixed income investments, held to maturity, which totaled approximately $6.6 billion at December 31, 2016, are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. The average return on investments was 0.9% in 2016.

The following table reflects the carrying amounts of Schlumberger’s debt at December 31, 2016 by year of maturity:

										(Stated in millions)

	Expected Maturity Dates
	2017	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt
1.25% Senior Notes	$1,000										$1,000
1.40% Notes	250										250
1.90% Senior Notes	499										499
2.35% Senior Notes		$1,297									1,297
6.38% Notes		297									297
0.63% Guaranteed Notes			$622								622
1.50% Guaranteed Notes			536								536
3.00% Senior Notes				$1,591							1,591
3.30% Senior Notes					$1,594						1,594
4.20% Senior Notes					1,100						1,100
4.50% Notes					137						137
2.40% Senior Notes						$996					996
3.63% Senior Notes						845					845
3.60% Notes						110					110
3.65% Senior Notes							$1,491				1,491
4.00% Notes							83				83
3.70% Notes								$56			56
4.00% Senior Notes									$1,740		1,740
7.00% Notes										$214	214
5.95% Notes										116	116
5.13% Notes										99	99
Total fixed rate debt	$1,749	$1,594	$1,158	$1,591	$2,831	$1,951	$1,574	$56	$1,740	$429	$14,673
Variable rate debt	1,404	447	146	1,015	1,931	-	-	-	-	-	4,943
Total	$3,153	$2,041	$1,304	$2,606	$4,762	$1,951	$1,574	$56	$1,740	$429	$19,616

The fair market value of the outstanding fixed rate debt was approximately $15.0 billion as of December 31, 2016. The weighted average interest rate on the variable rate debt as of December 31, 2016 was 1.7%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; rig count; oil and natural gas prices; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the anticipated benefits of the Cameron transaction; targeted mergers and acquisitions; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; demand for our integrated services and new technologies; the inability to reduce the cost-per-barrel of hydrocarbon developments; Schlumberger’s future cash flows; general economic, political, security and business conditions in key regions of the world; country risk; pricing erosion; foreign exchange rates; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the ability to realize expected synergies from the Cameron acquisition; the inability to retain key employees; and other risks and uncertainties detailed in the Risk Factors section of this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in millions, except per share amounts)

Year Ended December 31,	2016	2015	2014
Revenue
Services	$20,859	$31,765	$44,138
Product sales	6,951	3,710	4,442
Total Revenue	27,810	35,475	48,580
Interest & other income	200	236	291
Expenses
Cost of services	17,876	25,259	33,792
Cost of sales	6,234	3,062	3,606
Research & engineering	1,012	1,094	1,217
General & administrative	403	494	475
Impairments & other	3,172	2,575	1,773
Merger & integration	648	-	-
Interest	570	346	369
Income (loss) from continuing operations before taxes	(1,905)	2,881	7,639
Taxes on income (loss)	(278)	746	1,928
Income (loss) from continuing operations	(1,627)	2,135	5,711
Loss from discontinued operations	-	-	(205)
Net income (loss)	(1,627)	2,135	5,506
Net income attributable to noncontrolling interests	60	63	68
Net income (loss) attributable to Schlumberger	$(1,687)	$2,072	$5,438

Schlumberger amounts attributable to:
Income (loss) from continuing operations	(1,687)	2,072	5,643
Loss from discontinued operations	-	-	(205)
Net income (loss)	$(1,687)	$2,072	$5,438

Basic earnings per share of Schlumberger
Income (loss) from continuing operations	$(1.24)	$1.63	$4.36
Loss from discontinued operations	-	-	(0.16)
Net income (loss)	$(1.24)	$1.63	$4.20

Diluted earnings per share of Schlumberger
Income (loss) from continuing operations	$(1.24)	$1.63	$4.31
Loss from discontinued operations	-	-	(0.16)
Net income (loss) (1)	$(1.24)	$1.63	$4.16

Average shares outstanding:
Basic	1,357	1,267	1,295
Assuming dilution	1,357	1,275	1,308

(1)Amounts may not add due to rounding.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in millions)

Year Ended December 31,	2016	2015	2014
Net income (loss)	$(1,627)	$2,135	$5,506
Currency translation adjustments
Unrealized net change arising during the period	(83)	(522)	(463)
Marketable securities
Unrealized gain (loss) arising during the period	21	(50)	(166)
Reclassification to net income - impairment charge	-	40	-
Cash flow hedges
Net loss on cash flow hedges	(101)	(178)	(238)
Reclassification to net income (loss) of net realized loss	121	235	113
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial loss arising during the period	(289)	(210)	(1,285)
Amortization to net income of net actuarial loss	157	306	177
Prior service cost
Amortization to net income (loss) of net prior service cost	102	101	128
Income taxes on pension and other postretirement benefit plans	(13)	(74)	82
Comprehensive income	(1,712)	1,783	3,854
Comprehensive income attributable to noncontrolling interests	60	63	68
Comprehensive income (loss) attributable to Schlumberger	$(1,772)	$1,720	$3,786

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2016	2015
ASSETS
Current Assets
Cash	$2,929	$2,793
Short-term investments	6,328	10,241
Receivables less allowance for doubtful accounts (2016 - $397; 2015 - $333)	9,387	8,780
Inventories	4,225	3,756
Deferred taxes	-	208
Other current assets	1,058	1,134
	23,927	26,912
Fixed Income Investments, held to maturity	238	418
Investments in Affiliated Companies	1,243	3,311
Fixed Assets less accumulated depreciation	12,821	13,415
Multiclient Seismic Data	1,073	1,026
Goodwill	24,990	15,605
Intangible Assets	9,855	4,569
Other Assets	3,809	2,749
	$77,956	$68,005
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,016	7,727
Estimated liability for taxes on income	1,188	1,203
Long-term debt - current portion	1,975	3,011
Short-term borrowings	1,178	1,546
Dividends payable	702	634
	15,059	14,121
Long-term Debt	16,463	14,442
Postretirement Benefits	1,495	1,434
Deferred Taxes	1,880	1,075
Other Liabilities	1,530	1,028
	36,427	32,100
Equity
Common stock	12,801	12,693
Treasury stock	(3,550)	(13,372)
Retained earnings	36,470	40,870
Accumulated other comprehensive loss	(4,643)	(4,558)
Schlumberger stockholders' equity	41,078	35,633
Noncontrolling interests	451	272
	41,529	35,905
	$77,956	$68,005

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,627)	$2,135	$5,506
Add: Loss from discontinued operations	-	-	205
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	3,820	2,575	1,773
Depreciation and amortization (1)	4,094	4,078	4,094
Pension and other postretirement benefits expense	187	438	355
Stock-based compensation expense	267	326	329
Pension and other postretirement benefits funding	(174)	(346)	(390)
Earnings of equity method investments, less dividends received	(60)	(125)	(113)
Change in assets and liabilities: (2)
Decrease (increase) in receivables	1,098	2,176	(187)
Decrease (increase) in inventories	800	625	(36)
Decrease in other current assets	308	76	119
(Increase) decrease in other assets	(488)	16	(134)
Decrease in accounts payable and accrued liabilities	(1,680)	(2,656)	(36)
(Decrease) increase in estimated liability for taxes on income	(110)	(699)	104
Increase (decrease) in other liabilities	77	24	(79)
Other	(251)	162	(315)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,261	8,805	11,195
Cash flows from investing activities:
Capital expenditures	(2,055)	(2,410)	(3,976)
SPM investments	(1,031)	(953)	(740)
Multiclient seismic data capitalized	(630)	(486)	(321)
Business acquisitions and investments, net of cash acquired	(2,398)	(443)	(1,008)
Sale (purchase) of investments, net	5,544	(5,848)	446
Other	(54)	(112)	19
NET CASH USED IN INVESTING ACTIVITIES	(624)	(10,252)	(5,580)
Cash flows from financing activities:
Dividends paid	(2,647)	(2,419)	(1,968)
Proceeds from employee stock purchase plan	231	296	295
Proceeds from exercise of stock options	184	152	530
Stock repurchase program	(778)	(2,182)	(4,678)
Proceeds from issuance of long-term debt	3,640	9,565	2,289
Repayment of long-term debt	(5,630)	(3,771)	(2,878)
Net (decrease) increase in short-term borrowings	(387)	(3)	552
Other	(41)	(264)	(38)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,428)	1,374	(5,896)
Cash flow (used in) provided by discontinued operations - operating activities	-	(233)	24
Net increase (decrease) in cash before translation effect	209	(306)	(257)
Translation effect on cash	(73)	(31)	(85)
Cash, beginning of period	2,793	3,130	3,472
Cash, end of period	$2,929	$2,793	$3,130

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2014	$12,192	$(8,135)	$37,966	$(2,554)	$166	$39,635
Net income			5,438		68	5,506
Currency translation adjustments				(463)		(463)
Changes in unrealized gain on marketable securities				(166)		(166)
Changes in fair value of cash flow hedges				(125)		(125)
Pension and other postretirement benefit plans				(898)		(898)
Shares sold to optionees, less shares exchanged	(26)	556				530
Vesting of restricted stock	(79)	79				-
Shares issued under employee stock purchase plan	33	262				295
Stock repurchase program		(4,678)				(4,678)
Stock-based compensation expense	329					329
Dividends declared ($1.60 per share)			(2,071)			(2,071)
Shares issued for acquisition	72	141				213
Other	(26)	3			(35)	(58)
Balance, December 31, 2014	12,495	(11,772)	41,333	(4,206)	199	38,049
Net income			2,072		63	2,135
Currency translation adjustments				(522)		(522)
Changes in unrealized gain on marketable securities				(10)		(10)
Changes in fair value of cash flow hedges				57		57
Pension and other postretirement benefit plans				123		123
Shares sold to optionees, less shares exchanged	(38)	190				152
Vesting of restricted stock	(112)	112				-
Shares issued under employee stock purchase plan	17	279				296
Stock repurchase program		(2,182)				(2,182)
Stock-based compensation expense	326					326
Dividends declared ($2.00 per share)			(2,535)			(2,535)
Other	5	1			10	16
Balance, December 31, 2015	12,693	(13,372)	40,870	(4,558)	272	35,905
Net loss			(1,687)		60	(1,627)
Currency translation adjustments				(83)		(83)
Changes in unrealized gain on marketable securities				21		21
Changes in fair value of cash flow hedges				20		20
Pension and other postretirement benefit plans				(43)		(43)
Shares sold to optionees, less shares exchanged	(82)	266				184
Vesting of restricted stock	(122)	122				-
Shares issued under employee stock purchase plan	(55)	286				231
Stock repurchase program		(778)				(778)
Stock-based compensation expense	267					267
Dividends declared ($2.00 per share)			(2,713)			(2,713)
Acquisition of Cameron International Corporation	103	9,924				10,027
Acquisition of noncontrolling interest					106	106
Other	(3)	2			13	12
Balance, December 31, 2016	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2014	1,434	(127)	1,307
Shares sold to optionees, less shares exchanged	-	9	9
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Shares issued for acquisition	-	2	2
Stock repurchase program	-	(48)	(48)
Balance, December 31, 2014	1,434	(159)	1,275
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(27)	(27)
Balance, December 31, 2015	1,434	(178)	1,256
Acquisition of Cameron International Corporation	-	138	138
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(11)	(11)
Balance, December 31, 2016	1,434	(43)	1,391

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “Schlumberger”) comprise the world’s leading supplier of technology for reservoir characterization, drilling, production and processing to the oil and gas industry.

2. Summary of Accounting Policies

The Consolidated Financial Statements of Schlumberger have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; revenue recognized under the percentage-of-completion method; recoverability of fixed assets, goodwill, intangible assets, Schlumberger Production Management investments and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans. Schlumberger bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue is recognized for certain long-term construction-type contracts, primarily in the Cameron Group, based on the percentage-of-completion method. These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications. Under the percentage-of-completion method, revenue is recognized as work progresses on each such contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs. Any expected losses on a project are recorded in full in the period in which they become probable. Progress billings are generally issued upon completion of certain phases of work as stipulated in the contract. Revenue in excess of billings is included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet. Billings and cash collections in excess of revenue recognized on contracts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

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

Revenue is occasionally generated from contractual arrangements that include multiple deliverables.  Revenue from these arrangements is recognized as each item is delivered based on its relative fair value, provided that the delivered items have stand-alone value to the customer.

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

Short-term and Fixed Income Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity. Both Short-term investments and Fixed Income Investments, held to maturity are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. Under normal circumstances Schlumberger intends to hold such investments until maturity, with the exception of $503 million of Short-term investments at December 31, 2016 that are considered available-for-sale and stated at fair value. All other investments are stated at cost plus accrued interest, which approximates market.  The unrealized gains/losses in investments designated as available-for-sale were not significant at December 31, 2016.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider Short-term investments to be cash equivalents.

Fixed Income Investments, held to maturity at December 31, 2016 of $238 million mature as follows: $225 million in 2018 and $13 million in 2019.

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence are accounted for using the equity method. Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. I nvestments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method. Investments in publicly traded companies in which Schlumberger does not have significant influence are accounted for as available-for-sale marketable securities. These marketable securities are reported at fair value, based on quoted market prices, with unrealized gains and losses reported as a component of Accumulated other comprehensive loss. The fair value of these marketable securities was $59 million at December 31, 2016 ($41 million at December 31, 2015). The cost basis of these marketable securities was $41 million at both December 31, 2016 and 2015.

Equity and cost method investments as well as investments in publicly traded companies are classified as Investments in Affiliated Companies in the Consolidated Balance Sheet.

Multiclient Seismic Data

Schlumberger’s multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. Schlumberger capitalizes costs directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of revenue based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

The carrying value of the multiclient library is reviewed for impairment annually as well as when an event or change in circumstance indicating impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future cash flows, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys . Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period.

Schlumberger Production Management

Schlumberger Production Management (SPM) projects are focused on developing and managing production on behalf of Schlumberger’s clients under long-term agreements. Schlumberger will invest its own services, products and in some cases cash, into the field development activities and operations. Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products. Instead, Schlumberger is compensated based upon cash flow generated or on a fee-per-barrel basis.  This may include certain arrangements whereby Schlumberger is only compensated based upon incremental production it helps deliver above a mutually agreed baseline.

Schlumberger capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which Schlumberger will be compensated when the related production is achieved. Revenue is recognized as the related production is achieved. These capitalized investments are amortized to the Consolidated Statement of Income as the related oil production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.  Amortization expense relating to these capitalized investments was $449 million, $317 million and $315 million in 2016, 2015 and 2014, respectively.

The unamortized portion of Schlumberger’s investments in SPM projects was $2.458 billion and $1.829 billion at December 31, 2016 and 2015, respectively. These amounts are included within Other Assets in Schlumberger’s Consolidated Balance Sheet.

Concentration of Credit Risk

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, fixed income investments held to maturity, receivables from clients and derivative financial instruments. Schlumberger places its cash, short-term investments and fixed income investments held to maturity with financial institutions and corporations and limits the amount of credit exposure with any one of them. Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests. By using derivative financial instruments to hedge certain exposures, Schlumberger exposes itself to some credit risk. Schlumberger minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

Schlumberger operates in more than 85 countries and as such, its accounts receivable are spread over many countries and customers.  The United States, Venezuela and Ecuador each represented approximately 11%, 12% and 12% of Schlumberger’s accounts receivable balance at December 31, 2016.  No other country accounted for greater than 10% of Schlumberger’s accounts receivable balance.  Schlumberger has continued to experience delays in payment from its national oil company customer in Venezuela.  Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition.  If the financial condition of its customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Earnings per Share

The following is a reconciliation from basic to diluted earnings per share from continuing operations of Schlumberger for each of the last three years:

(Stated in millions, except per share amounts)

	Schlumberger Income (Loss) from Continuing Operations	Average Shares Outstanding	Earnings (Loss) per Share from Continuing Operations
2016:
Basic	$(1,687)	1,357	$(1.24)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(1,687)	1,357	$(1.24)
2015:
Basic	$2,072	1,267	$1.63
Assumed exercise of stock options	-	4
Unvested restricted stock	-	4
Diluted	$2,072	1,275	$1.63
2014:
Basic	$5,643	1,295	$4.36
Assumed exercise of stock options	-	9
Unvested restricted stock	-	4
Diluted	$5,643	1,308	$4.31

Employee stock options to purchase 47 million shares of common stock as well as 5 million unvested restricted stock units were outstanding at December 31, 2016, but were not included in the computation of diluted loss per share as their effect, if included, would have been anti-dilutive.

Employee stock options to purchase 20 million and 5 million shares of common stock at December 31, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock, and therefore the effect on diluted earnings per share would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Schlumberger will adopt this ASU on January 1, 2018.  Schlumberger does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. Schlumberger will adopt this ASU on January 1, 2019.  Based on its current lease portfolio, Schlumberger estimates that the adoption of this ASU will result in approximately $1.3 billion of additional assets and liabilities being reflected on its Consolidated Balance Sheet.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet.  Schlumberger adopted this ASU in the fourth quarter of 2016 on a prospective basis.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  Charges and Credits

Schlumberger recorded the following charges and credits in continuing operations during 2016, 2015 and 2014:

2016

•

Schlumberger reduced its headcount during the second quarter of 2016 as a result of persistent unfavorable oil and gas industry market conditions and the expected impact on customer activity levels.  Schlumberger recorded a $646 million charge during the second quarter of 2016 associated with this headcount reduction.  During the fourth quarter of 2016, Schlumberger decided to further reduce its headcount in order to streamline its support cost structure.  Schlumberger recorded an additional $234 million charge during the fourth quarter associated with these actions.  Approximately $400 million of the costs remain unpaid as of December 31, 2016.

•

During the fourth quarter of 2016, Schlumberger recorded $302 million of restructuring charges consisting of the following: $165 million of facility closure costs due to the expected sale of certain owned properties and the termination of certain facility leases; $98 million of asset write-offs associated with exiting certain activities; and $39 million of contract termination costs.

•

During the fourth quarter of 2016, the Central Bank of Egypt took the decision to float its currency and the Egyptian pound devalued relative to the US dollar.  As a result, Schlumberger recorded a $63 million devaluation charge during the fourth quarter of 2016.

•

As a result of the persistent unfavorable oil and gas industry market conditions that continued to deteriorate in the first half of 2016, and the related impact on first half operating results and expected customer activity levels, Schlumberger determined that the carrying values of certain assets were no longer recoverable and also took certain decisions that resulted in the following impairment and other charges during the second quarter of 2016:

-	$209 million impairment of pressure pumping equipment in North America.
-	$165 million impairment of facilities in North America.
-	$684 million of other fixed asset impairments primarily relating to underutilized equipment.
-	$616 million write-down of the carrying value of certain inventory to its net realizable value.
-	$198 million impairment of certain multiclient seismic data, largely related to the US Gulf of Mexico.
-	$55 million of other restructuring costs.

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

•

In connection with Schlumberger’s April 2016 acquisition of Cameron International Corporation (“Cameron”) (see Note 4 - Acquisitions), Schlumberger recorded $648 million of charges consisting of the following: $299 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value;  $83 million relating to employee benefits for change-in-control arrangements and retention bonuses;  $45 million of transaction costs, including advisory and legal fees;  $61 million of facility closure costs, and $160 million of other merger and integration-related costs.  These amounts are classified in Merger & integration in the Consolidated Statement of Income.

The following is a summary of these charges and credits, of which $3.172 billion were classified as Impairments & other and $648 million were classified as Merger & integration in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
Workforce reductions	$880	$69	$811
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Amortization of inventory fair value adjustment	299	90	209
Facility closure costs	226	53	173
North America pressure pumping asset impairments	209	67	142
Multiclient seismic data impairment	198	62	136
Facility impairments	165	58	107
Other merger and integration-related	160	28	132
Costs associated with exiting certain activities	98	23	75
Merger-related employee benefits	83	13	70
Currency devaluation loss in Egypt	63	-	63
Other restructuring charges	55	-	55
Professional fees	45	10	35
Contract termination costs	39	9	30
	$3,820	$583	$3,237

2015

•

Schlumberger reduced its headcount during the first quarter of 2015 as a result of the severe fall in activity in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices.  Schlumberger recorded a $390 million charge during the first quarter associated with this headcount reduction as well as an incentivized leave of absence program. Based on the activity outlook for 2016, as well as to further streamline its support structure, Schlumberger decided to further reduce its headcount and expand its incentivized leave of absence program during the fourth quarter of 2015. Schlumberger recorded an additional $530 million charge during the fourth quarter associated with these actions.

•

As a result of unfavorable oil and gas industry market conditions that continued to deteriorate and their impact on the activity outlook, Schlumberger determined that the carrying values of certain assets were no longer recoverable and also took certain decisions that resulted in the following impairment and restructuring charges during the fourth quarter of 2015:

-	$776 million of fixed asset impairments primarily related to underutilized pressure pumping and other equipment in North America, as well as certain lower-tier drilling rigs.
-	$269 million to write-down the carrying value of certain inventory, primarily in North America.
-

$182 million to reduce the carrying value of an investment in an SPM project to its estimated fair value, as a result of the decline in commodity prices and considering this project is approaching the end of its contractual term.

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

2014

•

During the fourth quarter of 2014, Schlumberger restructured its WesternGeco marine seismic fleet in order to lower its operating costs.  Three previous-generation acquisition vessels with lower towing capacity and higher operating costs will be converted to source vessels, allowing for the termination of two third-party source vessel leases and the retirement of two owned source vessels.

As a result of this restructuring, Schlumberger performed an impairment test and determined that the carrying values of certain of its vessels exceeded their respective fair values by $590 million.  This impairment charge related to the six Explorer-class vessels that were acquired at a premium in Schlumberger’s 2007 acquisition of Eastern Echo Holdings Plc.  The fair value of these vessels was estimated primarily based on the replacement cost method, which was largely based on unobservable inputs that required significant judgments.

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

4. Acquisitions

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

Certain amounts reflect rounding adjustments

Preliminary Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the preliminary estimates of the fair value of assets acquired and liabilities assumed in the merger.  The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained.  These amounts, which are not expected to differ materially from current estimates, will be finalized in the first quarter of 2017.

(Stated in millions)

Cash	$785
Short-term investments	1,448
Accounts receivable	1,669
Inventories (1)	2,350
Fixed assets	1,320
Intangible assets:
Customer relationships (weighted-average life of 25 years)	2,371
Technology/Technical know-how (weighted-average life of 16 years)	1,736
Tradenames (weighted-average life of 25 years)	1,225
Other assets	511
Accounts payable and accrued liabilities	(2,604)
Long-term debt (2)	(3,018)
Deferred taxes (3)	(1,343)
Other liabilities	(538)
Sub-total	$5,912
Less:
Investment in OneSubsea (4)	(2,065)
Noncontrolling interests	(57)
Total identifiable net assets	$3,790
Goodwill (5)	9,013
Total consideration transferred	$12,803

(1)  Schlumberger recorded an adjustment of $299 million to write-up the acquired inventory to its estimated fair value.  Schlumberger’s 2016 cost of sales reflected this increased valuation.

(2)  In connection with the merger, Schlumberger assumed all of the debt obligations of Cameron, including its $2.75 billion of fixed rate notes.  Schlumberger recorded a $244 million adjustment to increase the carrying amount of these notes to their estimated fair value.  This adjustment is being amortized as a reduction of interest expense over the remaining term of the respective obligations.

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

Supplemental Pro Forma Financial Information

Cameron’s results of operations have been included in Schlumberger’s financial statements for periods subsequent to the closing of the acquisition on April 1, 2016.  Businesses acquired from Cameron contributed revenues of approximately $4 billion and pretax operating income of approximately $0.7 billion for the period from April 1, 2016 through December 31, 2016.

The following supplemental pro forma results of operations assume that Cameron had been acquired on January 1, 2015.  The supplemental pro forma financial information was prepared based on the historical financial information of Schlumberger and Cameron and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable.  The pro forma amounts reflect certain adjustments to amortization expense, interest expense and income taxes resulting from purchase accounting.  The pro forma results for the year ended December 31, 2016 reflect adjustments to exclude after-tax merger and integration costs of $285 million and after-tax charges relating to the amortization of the inventory fair value adjustment of $209 million. As required by generally accepted accounting principles, the pro forma results for the year ended December 31, 2015 have been adjusted to include after-tax adjustments for merger and integration costs of $285 million and the after-tax charges relating to the amortization of the inventory fair value adjustment of $209 million.

The supplemental pro forma financial information presented below is unaudited and does not include any anticipated cost savings or the expected realization of other synergies associated with this transaction.  Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2015, nor is it indicative of future results of operations.

	(Stated in millions, except per share amounts)

	2016	2015
Revenue	$29,438	$44,306
Net income (loss) attributable to Schlumberger	$(1,419)	$2,000
Diluted earnings (loss) per share	$(1.02)	$1.42

Other

Schlumberger made other acquisitions and investments for cash payments, net of cash acquired, of $407 million during 2016, $443 million during 2015, and $1.008 billion during 2014.  Additionally, during 2014 Schlumberger issued 2.1 million shares of its common stock, valued at $213 million, in connection with an acquisition.  None of these transactions were significant to Schlumberger’s consolidated financial statements, either individually or in the aggregate.

5.  Inventories

A summary of inventories, which are stated at the lower of average cost or market, follows:

(Stated in millions)

	2016	2015
Raw materials & field materials	$1,720	$2,300
Work in progress	610	178
Finished goods	1,895	1,278
	$4,225	$3,756

6. Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	2016	2015
Land	$479	$425
Buildings & improvements	4,849	3,960
Machinery & equipment	33,834	31,885
Seismic vessels	846	850
	40,008	37,120
Less: Accumulated depreciation	27,187	23,705
	$12,821	$13,415

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years.

Depreciation expense, which is recorded on a straight-line basis, was $2.7 billion, $3.2 billion and $3.2 billion in 2016, 2015 and 2014, respectively.

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

	2016	2015
Balance at beginning of year	$1,026	$793
Capitalized in period	630	486
Charged to expense	(385)	(253)
Impairment charge (see Note 3)	(198)	-
	$1,073	$1,026

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance, January 1, 2015	$3,812	$8,488	$3,187	$-	$15,487
Acquisitions	38	130	76	-	244
Impact of changes in exchange rates	(52)	(34)	(40)	-	(126)
Balance, December 31, 2015	3,798	8,584	3,223	-	15,605
Acquisition of Cameron	790	1,490	1,170	5,563	9,013
Other acquisitions	79	24	242	-	345
Reallocation	146	-	-	(146)	-
Impact of changes in exchange rates	7	16	4	-	27
Balance, December 31, 2016	$4,820	$10,114	$4,639	$5,417	$24,990

9. Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

	2016			2015
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$4,938	$865	$4,073	$2,489	$645	$1,844
Technology/Technical Know-How	3,655	835	2,820	1,864	653	1,211
Tradenames	2,847	458	2,389	1,625	367	1,258
Other	1,122	549	573	513	257	256
	$12,562	$2,707	$9,855	$6,491	$1,922	$4,569

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $567 million in 2016, $354 million in 2015 and $344 million in 2014.

Based on the carrying value of intangible assets at December 31, 2016, amortization expense for the subsequent five years is estimated to be as follows: 2017: $677 million, 2018: $669 million, 2019: $647 million, 2020: $606 million and 2021: $581 million.

10. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2016	2015
4.00% Senior Notes due 2025	$1,740	$1,741
3.30% Senior Notes due 2021	1,594	1,597
3.00% Senior Notes due 2020	1,591	1,591
3.65% Senior Notes due 2023	1,491	1,496
2.35% Senior Notes due 2018	1,297	1,297
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	996	999
3.63% Senior Notes due 2022	845	845
0.63% Guaranteed Notes due 2019	622	-
1.50% Guaranteed Notes due 2019 (1)	536	566
6.38% Notes due 2018 (2)	297	-
7.00% Notes due 2038 (2)	214	-
4.50% Notes due 2021 (2)	137	-
5.95% Notes due 2041 (2)	116	-
3.60% Notes due 2022 (2)	110	-
5.13% Notes due 2043 (2)	99	-
4.00% Notes due 2023 (2)	83	-
3.70% Notes due 2024 (2)	56	-
1.25% Senior Notes due 2017	-	1,000
1.90% Senior Notes due 2017	-	499
Commercial paper borrowings	2,421	1,000
Other	1,118	711
	$16,463	$14,442

 (1)  Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies. Schlumberger issued €0.5 billion 1.50% Guaranteed Notes due 2019 under this program in 2013.

(2)  Represents long-term fixed rate debt obligations assumed in connection with the acquisition of Cameron, net of amounts repurchased subsequent to the closing of the transaction.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA, a wholly-owned finance subsidiary of Schlumberger.

At December 31, 2016, Schlumberger had separate committed debt facility agreements aggregating $6.6 billion with commercial banks, of which $4.0 billion was available and unused. This included $6.3 billion of committed facilities which support commercial paper programs in the United States and Europe, of which $1.0 billion matures in February 2017, $1.8 billion matures in July 2018, $1.5 billion matures in November 2020, and $2.0 billion matures in February 2021. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper program at December 31, 2016 were $2.6 billion, of which $2.4 billion was classified within Long-term debt and $0.2 billion was classified in Long-term debt – current portion in the Consolidated Balance Sheet.  At December 31, 2015, borrowings under the commercial paper program were $2.4 billion, of which $1.0 billion was classified within Long-term debt and $1.4 billion was classified in Long-term debt – current portion in the Consolidated Balance Sheet.

The weighted average interest rate on variable rate debt as of December 31, 2016 was 1.7%.

Long-term Debt as of December 31, 2016, is due as follows:  $2.0 billion in 2018, $1.3 billion in 2019, $2.6 billion in 2020, $4.8 billion in 2021, $2.0 billion in 2022, $1.6 billion in 2023, $1.8 billion in 2025 and $0.4 billion thereafter.

The fair value of Schlumberger’s Long-term Debt at December 31, 2016 and December 31, 2015 was $16.8 billion and $14.4 billion, respectively, and was estimated based on quoted market prices.

11. Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in interest rates and foreign currency exchange rates. To mitigate these risks, Schlumberger utilizes derivative instruments. Schlumberger does not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio, and occasionally interest rate swaps, to mitigate the exposure to changes in interest rates.

During 2013, Schlumberger entered into a cross currency swap for a notional amount of €0.5 billion in order to hedge changes in the fair value of Schlumberger’s €0.5 billion 1.50% Guaranteed Notes due 2019.  Under the terms of this swap, Schlumberger will receive interest at a fixed rate of 1.50% on the euro notional amount and pay interest at a floating rate of three-month LIBOR plus approximately 64 basis points on the US dollar notional amount.

This cross currency swap is designated as a fair value hedge of the underlying debt.  This derivative instrument is marked to market with gains and losses recognized currently in income to largely offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

At December 31, 2016, Schlumberger had fixed rate debt aggregating $14.1 billion and variable rate debt aggregating $5.5 billion, after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity, totaled $6.6 billion at December 31, 2016. The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in over 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 77% of Schlumberger’s revenues in 2016 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

Schlumberger is exposed to risks on future cash flows to the extent that the local currency is not the functional currency and expenses denominated in local currency are not equal to revenues denominated in local currency. Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt that is denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts to provide a hedge against a portion of these cash flow risks.  These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss.  Amounts recorded in Accumulated Other Comprehensive Loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of hedging instruments, if any, is recorded directly to earnings.

At December 31, 2016, Schlumberger recognized a cumulative net $19 million loss in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities that are denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead the fair value of the contracts are recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income as are changes in the fair value of the hedged item.  Transaction losses of $93 million, $76 million and $539 million, net of related hedging activities, were recognized in the Consolidated Statement of Income in 2016, 2015 and 2014, respectively.  Included in these amounts are $63 million relating to Egypt in 2016, $49 million relating to Venezuela in 2015 and $472 million relating to Venezuela in 2014.  See Note 3 - Charges and Credits for further details.

At December 31, 2016, contracts were outstanding for the US dollar equivalent of $5.5 billion in various foreign currencies, of which $1.1 billion relates to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments are summarized as follows:

	(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	2016	2015
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$1	$4	Other current assets
Foreign exchange contracts	-	6	Other Assets
	$1	$10

Derivatives not designated as hedges:
Foreign exchange contracts	$42	$15	Other current assets
	$43	$25
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$18	$37	Accounts payable and accrued liabilities
Foreign exchange contracts	-	3	Other Liabilities
Cross currency swap	49	22	Other Liabilities
	$67	$62

Derivatives not designated as hedges:
Foreign exchange contracts	$59	$25	Accounts payable and accrued liabilities
	$126	$87

The fair value of all outstanding derivatives is determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income
	2016	2015	2014	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(31)	$(64)	$(82)	Interest expense

Derivatives not designated as hedges:
Foreign exchange contracts	$(246)	$(154)	$(95)	Cost of services/sales

12. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,391,475,510 and 1,256,367,980 shares were outstanding on December 31, 2016 and 2015, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Schlumberger Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain/(Loss) on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2014	$(1,068)	$176	$29	$(1,691)	$(2,554)
Other comprehensive income (loss) before reclassifications	(463)	(166)	(238)	(1,285)	(2,152)
Amounts reclassified from accumulated other comprehensive loss	-	-	113	305	418
Income taxes	-	-		82	82
Balance, December 31, 2014	(1,531)	10	(96)	(2,589)	(4,206)
Other comprehensive income (loss) before reclassifications	(522)	(50)	(178)	(210)	(960)
Amounts reclassified from accumulated other comprehensive loss	-	40	235	407	682
Income taxes	-	-	-	(74)	(74)
Balance, December 31, 2015	(2,053)	-	(39)	(2,466)	(4,558)
Other comprehensive income (loss) before reclassifications	(83)	21	(101)	(289)	(452)
Amounts reclassified from accumulated other comprehensive loss	-	-	121	259	380
Income taxes	-	-	-	(13)	(13)
Balance, December 31, 2016	$(2,136)	$21	$(19)	$(2,509)	$(4,643)

Other comprehensive loss was $85 million in 2016, $352 million in 2015 and $1.652 billion in 2014.

13. Stock-based Compensation Plans

Schlumberger has three types of stock-based compensation programs: (i) stock options, (ii) a restricted stock, restricted stock unit and performance share unit program (collectively referred to as “restricted stock”) and (iii) a discounted stock purchase plan (DSPP).

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2016	2015	2014
Dividend yield	2.7%	2.3%	1.6%
Expected volatility	30%	36%	37%
Risk-free interest rate	1.7%	1.7%	2.2%
Expected option life in years	7.0	7.0	7.0
Weighted-average fair value per share	$17.45	$25.96	$34.20

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2016:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$37.85 - $67.87	6,526	5.2	$55.58	4,524	$52.78
$68.51 - $72.00	7,501	5.3	$70.08	5,761	$69.79
$72.11 - $79.85	8,767	6.3	$74.01	5,108	$72.82
$80.53 - $84.93	12,375	5.9	$82.72	7,093	$84.17
$88.61 - $114.83	11,333	6.9	$95.37	4,859	$95.89
	46,502	6.0	$78.31	27,345	$75.91

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2016 was 4.5 years.

The following table summarizes stock option activity during the years ended December 31, 2016, 2015 and 2014:

	(Shares stated in thousands)

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	41,087	$78.73	38,583	$76.10	41,939	$70.33
Granted	7,672	$76.14	7,118	$86.86	6,105	$99.04
Assumed in Cameron transaction	3,088	$63.24	-	$-	-	$-
Exercised	(3,357)	$60.70	(2,561)	$60.10	(8,269)	$64.19
Forfeited	(1,988)	$84.60	(2,053)	$80.34	(1,192)	$73.56
Outstanding at year-end	46,502	$78.31	41,087	$78.73	38,583	$76.10

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2016 was $393 million and $280 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $45 million, $62 million and $314 million, respectively.

Restricted Stock

Schlumberger grants performance share units to certain executives.  The number of shares earned is determined at the end of each performance period, which is generally three years, based on Schlumberger’s achievement of certain predefined targets as defined in the underlying performance share unit agreement.  In the event Schlumberger exceeds the predefined target, shares for up to the maximum of 250% of the target award may be granted.  In the event Schlumberger falls below the predefined target, a reduced number of shares may be granted.  If Schlumberger falls below the threshold award performance level, no shares will be granted.  As of December 31, 2016, 1.0 million performance share units were outstanding based on the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years.

Restricted stock awards do not pay dividends or have voting rights prior to vesting.  Accordingly, the fair value of a restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock transactions:

	(Shares stated in thousands)

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	3,571	$85.04	4,138	$80.80	4,171	$76.01
Granted	1,678	$68.66	1,254	$82.37	1,341	$96.08
Assumed in Cameron transaction	1,824	$72.12	-	$-	-	$-
Vested	(1,720)	$72.64	(1,495)	$71.30	(1,186)	$81.59
Forfeited	(241)	$80.87	(326)	$83.86	(188)	$78.68
Unvested at year-end	5,112	$78.31	3,571	$85.04	4,138	$80.80

Discounted Stock Purchase Plan

Under the terms of the DSPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase Schlumberger common stock. The purchase price of the stock is 92.5% of the lower of the stock price at the beginning or end of the plan period at six-month intervals.

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2016	2015	2014
Dividend yield	2.7%	2.3%	1.6%
Expected volatility	25%	27%	19%
Risk-free interest rate	0.5%	0.2%	0.1%
Weighted-average fair value per share	$10.37	$12.45	$12.67

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2016	2015	2014
Stock options	$175	$176	$177
Restricted stock	47	107	114
DSPP	45	43	38
	$267	$326	$329

At December 31, 2016, there was $480 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $212 million is expected to be recognized in 2017, $157 million in 2018, $74 million in 2019, $31 million in 2020 and $6 million in 2021.

As of December 31, 2016, approximately 20 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

14.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 40%.

Income (loss) from continuing operations before taxes subject to United States and non-United States income taxes were as follows:

(Stated in millions)

	2016	2015	2014
United States	$(3,103)	$(691)	$1,990
Outside United States	1,198	3,572	5,649
	$(1,905)	$2,881	$7,639

Schlumberger recorded pretax charges of $3.820 billion in 2016 ($1.848 billion in the US and $1.972 billion outside of the US); $2.575 billion in 2015 ($883 million in the US and $1.692 billion outside the US); and $1.773 billion in 2014 ($289 million in the US and $1.484 billion outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	2016	2015
Postretirement benefits	$253	$266
Intangible assets	(2,869)	(1,418)
Investments in non-US subsidiaries	(271)	(152)
Fixed assets, net	(79)	(176)
Inventories	248	159
Other, net	838	454
	$(1,880)	$(867)

The above deferred tax balances at December 31, 2016 and 2015 were net of valuation allowances relating to net operating losses in certain countries of  $186 million and $162 million, respectively.

Schlumberger generally does not provide for taxes relating to undistributed earnings because such earnings would not be taxable when remitted or they are considered to be indefinitely reinvested. In connection with Schlumberger’s 2016 acquisition of Cameron, certain non-US subsidiaries of Cameron are now either wholly or partially owned by a US subsidiary of Schlumberger. Undistributed earnings of these non-US subsidiaries that are indefinitely invested outside the US are approximately  $3 billion. Such earnings would be subject to US taxes if they were to be repatriated to the US. However, determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated to the US is not practicable. In addition, any taxes that would be incurred if the undistributed earnings of other Schlumberger subsidiaries were distributed to their ultimate parent company would not be material.

The components of Taxes on income (loss) were as follows:

(Stated in millions)

	2016	2015	2014
Current:
United States-Federal	$(511)	$90	$718
United States-State	(36)	12	51
Outside United States	648	1,085	1,380
	101	1,187	2,149
Deferred:
United States-Federal	$(352)	$(356)	$(194)
United States-State	(13)	(19)	(9)
Outside United States	(51)	(52)	(12)
Valuation allowance	37	(14)	(6)
	(379)	(441)	(221)
	$(278)	$746	$1,928

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	2016	2015	2014
US federal statutory rate	35%	35%	35%
State tax	2	-	-
Non-US income taxed at different rates	(21)	(13)	(11)
Charges and credits (See Note 3)	(1)	6	3
Other	-	(2)	(2)
	15%	26%	25%

A number of the jurisdictions in which Schlumberger operates have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audit by the tax authorities. These audits may result in assessments for additional taxes that are resolved with the tax authorities or, potentially, through the courts.  Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits.  Due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2016, 2015 and 2014 is as follows:

(Stated in millions)

	2016	2015	2014
Balance at beginning of year	$1,285	$1,402	$1,452
Additions based on tax positions related to the current year	70	140	154
Additions for tax positions of prior years	119	136	96
Additions related to acquisitions	127	5	43
Impact of changes in exchange rates	(25)	(78)	(62)
Settlements with tax authorities	(45)	(99)	(27)
Reductions for tax positions of prior years	(85)	(203)	(212)
Reductions due to the lapse of the applicable statute of limitations	(27)	(18)	(42)
Balance at end of year	$1,419	$1,285	$1,402

The amounts above exclude accrued interest and penalties of $178 million, $176 million and $243 million at December 31, 2016, 2015 and 2014, respectively.  Schlumberger classifies interest and penalties relating to uncertain tax positions within Taxes on income (loss) in the Consolidated Statement of Income.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2011 - 2016
Canada	2009 - 2016
Ecuador	2013 - 2016
Mexico	2010 - 2016
Norway	2013 - 2016
Russia	2013 - 2016
Saudi Arabia	2004 - 2016
United Kingdom	2014 - 2016
United States	2014 - 2016

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

15. Leases and Lease Commitments

Total rental expense was $1.2 billion in 2016, $1.6 billion in 2015, and $2.1 billion in 2014.

Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)

2017	$292
2018	220
2019	195
2020	167
2021	132
Thereafter	471
$1,477

16. Contingencies

Schlumberger and its subsidiaries are party to various legal proceedings from time to time.  A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote.  However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of any of these proceedings.

17. Segment Information

Schlumberger’s segments are as follows:

●

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources. These include WesternGeco, Wireline, Testing & Process, Software Integrated Solutions and Integrated Services Management.

●

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells.  These include Bits & Drilling Tools, M-I SWACO, Drilling & Measurements, Land Rigs and Integrated Drilling Services.

●

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs. These include Well Services, Completions, Artificial Lift, Integrated Production Services and Schlumberger Production Management.

●Cameron Group – Consists of the principal Technologies involved in pressure and flow control for drilling and intervention rigs, oil and gas wells and production facilities.  These include OneSubsea, Surface Systems, Drilling Systems and Valves & Measurements.

Financial information for the years ended December 31, 2016, 2015 and 2014, by segment, is as follows:

		(Stated in millions)

	2016
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,743	$1,228	$6,913	$1,116	$531
Drilling	8,561	994	6,741	904	418
Production	8,709	528	10,453	1,222	647
Cameron	4,211	653	4,246	211	176
Eliminations & other	(414)	(130)	1,611	257	283
Pretax operating income		3,273
Goodwill and intangible assets			34,845
All other assets			2,408
Corporate & other (1)		(925)	10,739	384
Interest income (2)		84
Interest expense (3)		(517)
Charges & credits (4)		(3,820)
	$27,810	$(1,905)	$77,956	$4,094	$2,055

		(Stated in millions)

	2015
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$9,738	$2,465	$8,338	$1,294	$661
Drilling	13,563	2,538	8,549	1,177	672
Production	12,311	1,570	9,866	1,201	812
Eliminations & other	(137)	(63)	2,052	213	265
Pretax operating income		6,510
Goodwill and intangible assets			20,174
All other assets			2,262
Corporate & other (1)		(768)	16,764	193
Interest income (2)		30
Interest expense (3)		(316)
Charges & credits (4)		(2,575)
	$35,475	$2,881	$68,005	$4,078	$2,410

		(Stated in millions)

	2014
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$13,339	$3,770	$9,324	$1,482	$1,234
Drilling	18,128	3,805	11,155	1,173	1,328
Production	17,329	3,130	11,348	1,043	1,165
Eliminations & other	(216)	(129)	1,572	198	249
Pretax operating income		10,576
Goodwill and intangible assets			20,141
All other assets			2,186
Corporate & other (1)		(848)	11,178	198
Interest income (2)		31
Interest expense (3)		(347)
Charges & credits (4)		(1,773)
	$48,580	$7,639	$66,904	$4,094	$3,976

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the 2016 acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income (2016: $26 million; 2015: $22 million; 2014: $20 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2016: $53 million; 2015: $30 million; 2014: $22 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, multiclient seismic data and SPM investments.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

Revenue by geographic area for the years ended December 31, 2016, 2015 and 2014 is as follows:

(Stated in millions)

	2016	2015	2014
North America	$6,665	$9,811	$16,151
Latin America	4,230	6,014	7,699
Europe/CIS/Africa	7,351	9,284	12,515
Middle East & Asia	9,286	9,898	11,875
Eliminations & other	278	468	340
	$27,810	$35,475	$48,580

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2016, 2015 and 2014, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2016, 2015 and 2014 was $5.4 billion, $8.5 billion and $14.0 billion, respectively.

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)

	2016	2015	2014
North America	$4,428	$4,392	$4,885
Latin America	1,460	1,728	1,969
Europe/CIS/Africa	2,706	2,978	3,640
Middle East & Asia	3,149	3,078	3,446
Unallocated (1)	1,078	1,239	1,456
	$12,821	$13,415	$15,396

(1)	Represents seismic vessels, including the related on-board equipment, which frequently transition between geographic areas.

18.  Pension and Other Benefit Plans

Pension Plans

Schlumberger sponsors several defined benefit pension plans that cover substantially all US employees hired prior to October 1, 2004. The benefits are based on years of service and compensation, on a career-average pay basis.

In addition to the US defined benefit pension plans, Schlumberger sponsors several other international defined benefit pension plans. The most significant of these international plans are the International Staff Pension Plan and the UK pension plan (collectively, the “International plans”). The International Staff Pension Plan covers certain international employees hired prior to July 1, 2014 and is based on years of service and compensation on a career-average pay basis. The UK plan covers employees hired prior to April 1, 1999, and is based on years of service and compensation, on a final salary basis.

The weighted-average assumed discount rate, compensation increases and the expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2016	2015	2014	2016	2015	2014
Discount rate	4.50%	4.15%	4.85%	4.36%	4.07%	4.76%
Compensation increases	4.00%	4.00%	4.00%	4.80%	4.79%	4.80%
Return on plan assets	7.25%	7.25%	7.25%	7.40%	7.40%	7.50%

Net pension cost for 2016, 2015 and 2014 included the following components:

(Stated in millions)

	US			International
	2016	2015	2014	2016	2015	2014
Service cost - benefits earned during the period	$62	$86	$72	$110	$167	$126
Interest cost on projected benefit obligation	177	170	164	311	297	288
Expected return on plan assets	(235)	(229)	(208)	(517)	(498)	(450)
Amortization of prior service cost	12	12	12	122	121	120
Amortization of net loss	79	123	82	78	170	94
	$95	$162	$122	$104	$257	$178

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2016	2015	2016	2015
Discount rate	4.20%	4.50%	4.13%	4.36%
Compensation increases	4.00%	4.00%	4.81%	4.80%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2016	2015	2016	2015
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$4,025	$4,137	$7,340	$7,249
Service cost	62	86	110	167
Interest cost	177	170	311	297
Contribution by plan participants	-	-	117	143
Actuarial (gains) losses	137	(205)	477	(203)
Currency effect	-	-	(290)	(66)
Benefits paid	(183)	(163)	(272)	(247)
Other	22	-	-	-
Projected benefit obligation at end of year	$4,240	$4,025	$7,793	$7,340
Change in Plan Assets
Plan assets at fair value at beginning of year	$3,467	$3,549	$6,832	$6,830
Actual return on plan assets	320	(1)	715	(5)
Currency effect	-	-	(318)	(69)
Company contributions	4	82	130	198
Contributions by plan participants	-	-	107	125
Benefits paid	(183)	(163)	(272)	(247)
Other	17	-	-	-
Plan assets at fair value at end of year	$3,625	$3,467	$7,194	$6,832
Unfunded Liability	$(615)	$(558)	$(599)	$(508)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(615)	$(558)	$(724)	$(657)
Other Assets	-	-	125	149
	$(615)	$(558)	$(599)	$(508)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$982	$1,008	$1,644	$1,474
Prior service cost	42	54	114	235
	$1,024	$1,062	$1,758	$1,709
Accumulated benefit obligation	$3,999	$3,763	$7,454	$6,913

The unfunded liability represents the difference between the plan assets and the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation, but does not include an assumption about future compensation levels.

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2016	2015	Target	2016	2015
Equity securities	37 - 56%	52%	52%	45 - 71%	64%	64%
Debt securities	35 - 62	37	36	20 - 35	25	27
Cash and cash equivalents	0 - 3	2	2	0 - 5	2	2
Alternative investments	0 - 10	9	10	0 - 25	9	7
	100%	100%	100%	100%	100%	100%

Asset performance is monitored frequently with an overall expectation that plan assets will meet or exceed the weighted index of its target asset allocation and component benchmark over rolling five-year periods.

The expected rate of return on assets assumptions reflect the long-term average rate of earnings expected on funds invested or to be invested. The assumptions have been determined based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of Schlumberger’s pension plan assets at December 31, 2016 and 2015, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

●	Level One: The use of quoted prices in active markets for identical instruments.
●

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

●	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2016				2015
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$60	$15	$45	$-	$86	$40	$46	$-
Equity Securities:
US (a)	1,210	1,049	161		1,195	655	540
International (b)	662	649	13		605	473	132
Debt Securities
Corporate bonds (c)	625		625		599		599
Government and government-related debt securities (d)	643	164	479		589	159	430
Collateralized mortgage obligations and mortgage backed securities (e)	92		92		65		65
Alternative Investments:
Private equity (f)	191			191	203			203
Real estate (g)	142			142	125			125
Total	$3,625	$1,877	$1,415	$333	$3,467	$1,327	$1,812	$328

(Stated in millions)

	International Plan Assets
	2016				2015
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$184	$135	$49	$-	$138	$115	$23	$-
Equity Securities:
US (a)	2,854	2,324	530		2,736	2,240	496
International (b)	1,726	1,475	251		1,639	1,179	460
Debt Securities
Corporate bonds (c)	685		685		657		657
Government and government-related debt securities (d)	1,001	10	991		1,036	8	1,028
Collateralized mortgage obligations and mortgage backed securities (e)	130		130		143		143
Alternative Investments:
Private equity (f)	385			385	331			331
Real estate (g)	106			106	49			49
Other	123			123	103			103
Total	$7,194	$3,944	$2,636	$614	$6,832	$3,542	$2,807	$483

(a)

US equities include companies that are well-diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)

International equities are invested in companies that are traded on exchanges outside the US and are well-diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.

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

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger expects to contribute approximately $200 million to its postretirement benefit plans in 2017, subject to market and business conditions.

Postretirement Benefits Other Than Pensions

Schlumberger provides certain healthcare benefits to certain former US employees who have retired.  Effective April 1, 2015, Schlumberger changed the way it provides healthcare coverage to certain retirees who are age 65 and over.  Under the amended plan, these retirees transferred to individual coverage under the Medicare Exchange.  Schlumberger subsidizes the cost of the program by providing these retirees with a Health Reimbursement Account.  The annual subsidy may be increased based on medical cost inflation, but it will not be increased by more than 5% in any given year.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the Year
	2016	2015	2016	2015	2014
Discount rate	4.20%	4.50%	4.50%	4.15%	4.85%
Return on plan assets	-	-	7.00%	7.00%	7.00%
Current medical cost trend rate	7.25%	7.50%	7.50%	7.00%	7.25%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2023	2026	2023	2023

The net periodic benefit cost (credit) for the US postretirement medical plan included the following components:

(Stated in millions)

	2016	2015	2014
Service cost	$30	$42	$43
Interest cost	47	48	60
Expected return on plan assets	(57)	(52)	(45)
Amortization of prior service credit	(32)	(32)	(4)
Amortization of net loss	-	13	1
	$(12)	$19	$55

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2016	2015
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$1,103	$1,221
Service cost	30	42
Interest cost	47	48
Contribution by plan participants	8	7
Actuarial gains	(32)	(168)
Benefits paid	(48)	(47)
Benefit obligation at end of year	$1,108	$1,103
Change in Plan Assets
Plan assets at fair value at beginning of year	$884	$854
Actual return on plan assets	68	4
Company contributions	40	66
Contributions by plan participants	8	7
Benefits paid	(48)	(47)
Plan assets at fair value at end of year	$952	$884
Unfunded Liability	$(156)	$(219)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$62	$106
Prior service credit	(243)	(275)
	$(181)	$(169)

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 63% in equity securities and 37% in debt securities at December 31, 2016. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Assumed health care cost trend rates have a significant effect on the amounts reported for the US postretirement medical plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

(Stated in millions)

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$3	$(3)
Effect on accumulated postretirement benefit obligation	$34	$(30)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Benefits		Postretirement
	US	International	Medical Plan
2017	$189	$258	$52
2018	$195	$273	$54
2019	$201	$286	$55
2020	$208	$300	$59
2021	$215	$313	$60
2022-2026	$1,188	$1,784	$325

Included in Accumulated other comprehensive loss at December 31, 2016 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated portion of each component of Accumulated other comprehensive loss which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2017 is as follows:

(Stated in millions)

		Postretirement
	Pension Plans	Medical Plan
Net actuarial losses	$157	$-
Prior service cost (credit)	$109	$(29)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $445 million, $565 million and $749 million in 2016, 2015 and 2014, respectively.

19. Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)

	2016	2015	2014
Interest	$599	$346	$389
Income tax	$750	$1,567	$2,048

During the fourth quarter of 2015, Schlumberger entered into an agreement with one of its customers to receive certain fixed assets in lieu of payment of approximately $200 million of accounts receivable.

Interest and other income includes the following:

(Stated in millions)

	2016	2015	2014
Interest income	$110	$52	$51
Earnings of equity method investments	90	184	240
	$200	$236	$291

The change in Allowance for doubtful accounts is as follows:

(Stated in millions)

	2016	2015	2014
Balance at beginning of year	$333	$275	$384
Additions	123	75	39
Amounts written off	(59)	(17)	(148)
Balance at end of year	$397	$333	$275

Revenue in excess of billings related to contracts accounted for under the percentage-of-completion method was $0.5 billion at December 31, 2016.

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)

	2016	2015
Payroll, vacation and employee benefits	$1,349	$1,424
Trade	4,004	3,243
Deferred revenue	1,088	406
Other	3,575	2,654
	$10,016	$7,727

20. Discontinued Operations

During 2013, Schlumberger completed the wind down of its operations in Iran and, therefore, classified the historical results of this business as a discontinued operation.

In 2009, the US Department of Justice began an investigation into past violations of US sanctions regarding Schlumberger’s historical operations in Iran and Sudan that occurred between 2004 and 2010. During the second quarter of 2014, Schlumberger increased its accrual for this contingency and recorded a $205 million charge, which was reflected within Loss from discontinued operations in the Consolidated Statement of Income.

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2016, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Schlumberger Limited and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Houston, Texas
January 25, 2017

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2016 and 2015.

(Stated in millions, except per share amounts)

			Net Income (Loss)	Earnings per Share of
		Gross	Attributable to	Schlumberger (2)
	Revenue (2)	Margin (1), (2)	Schlumberger (2)	Basic	Diluted
Quarters 2016
First	$6,520	$1,059	$500	$0.40	$0.40
Second (3)	7,164	850	(2,159)	(1.56)	(1.56)
Third (4)	7,019	876	176	0.13	0.13
Fourth (5)	7,107	914	(204)	(0.15)	(0.15)
	$27,810	$3,700	$(1,687)	$(1.24)	$(1.24)
Quarters 2015
First (6)	$10,248	$2,152	$975	$0.76	$0.76
Second	9,010	1,874	1,124	0.89	0.88
Third	8,472	1,674	989	0.78	0.78
Fourth (7)	7,744	1,451	(1,016)	(0.81)	(0.81)
	$35,475	$7,154	$2,072	$1.63	$1.63

(1)	Gross margin equals Total Revenue less Cost of Services and Cost of Sales.
(2)	Amounts may not add due to rounding.
(3)	Net income in the second quarter of 2016 includes after-tax charges of $2.476 billion.
(4)	Net income in the third quarter of 2016 includes after-tax charges of $176 million.
(5)	Net income in the fourth quarter of 2016 includes after-tax charges of $583 million.
(6)	Net income in the first quarter of 2015 includes after-tax charges of $383 million.
(7)	Net income in the fourth quarter of 2015 includes after-tax charges of $1.835 billion.

*     Mark of Schlumberger

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Schlumberger’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

Schlumberger completed the wind down of its service operations in Iran during 2013. Prior to this, certain non-U.S. subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran during 2016 consisted of payments of taxes and other typical governmental charges. Certain non-U.S. subsidiaries maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-U.S. subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-U.S. subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes and utilities. Schlumberger anticipates that it will discontinue its dealings with Saderat and Tejarat following the receipt of all amounts owed for prior services rendered in Iran.

During the fourth quarter of 2016, a non-US subsidiary entered into a memorandum of understanding (“MOU”) with NIOC relating to the non-disclosure of data required for the technical evaluation of an oilfield project.  The MOU does not involve the provision of services.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2017 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2016” in Schlumberger’s 2017 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2017 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Board Independence” and “Corporate Governance—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2017 Proxy Statement is incorporated herein by reference.

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

Date:	January 25, 2017		SCHLUMBERGER LIMITED

		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chairman and Chief Executive Officer (Principal Executive Officer)
Paal Kibsgaard

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Simon Ayat

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter L.S. Currie

*	Director
V. Maureen Kempston Darkes

*	Director
Helge Lund

*	Director
Nikolay Kudryavtsev

*	Director
Michael E. Marks

*	Director
Indra K. Nooyi

*	Director
Lubna S. Olayan

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Henri Seydoux

/s/ ALEXANDER C. JUDEN	January 25, 2017
*By Alexander C. Juden Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as last amended on April 6, 2016 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as last amended on January 19, 2017 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)	3.2

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.1

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.2

First Amendment to Schlumberger Limited Restoration Savings Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.3

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.4

Third Amendment to Schlumberger 1998 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.6

Second Amendment to Schlumberger 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.7

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on April 11, 2012.) (+)	10.8

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.9

Third Amendment to Schlumberger 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.10

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.11

Second Amendment to Schlumberger 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.12

Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 9, 2010) (+)	10.13

First Amendment to Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.14

Exhibit

Rules of the Schlumberger 2010 Omnibus Stock Incentive Plan, French Sub-Plan for Restricted Units (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016) (+)	10.15

Cameron International Corporation Equity Incentive Plan, as amended and restated January 1, 2013 (+)(*)	10.16

Form of 2014 Three-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (+)	10.17

French Sub-Plan of Schlumberger 2010 Omnibus Stock Incentive Plan for Employees in France (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.18

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.19

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.20

Form of Restricted Stock Unit Award Agreement (Employees in France) under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.21

Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.22

First Amendment to Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.23

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended in June 30, 2015) (+)	10.24

Form of Option Agreement, Non-Qualified Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.25

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.26

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Appendix B to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.27

Form of Option Agreement, Uncapped Incentive Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.11 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.28

Form of Option Agreement, Uncapped Non-Qualified Stock Option (for 2001, 2005 and 2008 stock plans) (incorporated by reference to Exhibit 10.12 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2009) (+)	10.29

Form of Incentive Stock Option Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.30

Form of Restricted Stock Unit Award Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.31

Form of Non-Qualified Stock Option Agreement under the Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.32

Exhibit
Form of 2016 Three-Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2016) (+)	10.33

Employment Agreement effective as of June 1, 2016 by and between Schlumberger Limited and Sherif Foda (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (+).	10.34

Form of Cameron International Corporation Performance-Based Restricted Stock Award Agreement (+)(*)	10.35

Form of Cameron International Corporation Restricted Stock Unit Award Agreement (+)(*)	10.36

Cameron International Corporation Restricted Stock Unit Award Agreement, applicable to Chief Executive Officer, dated October 14, 2015 (+)(*)	10.37

Form of 2015 Cameron International Corporation Stock Option Agreement applicable to Chief Executive Officer (+)(*)	10.38

Form of 2011 Cameron International Corporation Non-Qualified Stock Option Agreement (+)(*)	10.39

Form of 2013 Cameron International Corporation Non-Qualified Stock Option Agreement (+)(*)	10.40

Form of 2014 Cameron International Corporation Non-Qualified Stock Option Agreement (+)(*)	10.41

Form of 2010 Cameron International Corporation Incentive Stock Option Agreement (+)(*)	10.42

Form of 2011 Cameron International Corporation Incentive Stock Option Agreement (+)(*)	10.43

Form of 2013 Cameron International Corporation Incentive Stock Option Agreement (+)(*)	10.44

Form of 2014 Cameron International Corporation Incentive Stock Option Agreement (+)(*)	10.45

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.46

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2

Mine Safety Disclosure (*)	95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements. (*)	101

(*) Exhibits electronically filed with this Form 10-K. All other exhibits incorporated by reference.

(+) Management contracts or compensatory plans or arrangements.