Form 10-Q
period 2017-03-31
SCHLUMBERGER LIMITED/NV
filed 2017-04-26
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

CURAÇAO	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

5599 SAN FELIPE
HOUSTON, TEXAS, U.S.A.	77056

62 BUCKINGHAM GATE
LONDON, UNITED KINGDOM	SW1E 6AJ

PARKSTRAAT 83 THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:   (713) 513-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,389,476,854

SCHLUMBERGER LIMITED

First Quarter 2017 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue
Services	$4,937	$5,763
Product sales	1,957	757
Total Revenue	6,894	6,520
Interest & other income	46	45
Expenses
Cost of services	4,251	4,795
Cost of sales	1,825	665
Research & engineering	211	240
General & administrative	98	110
Merger & integration	82	-
Interest	139	133
Income before taxes	334	622
Taxes on income	50	99
Net income	284	523
Net income attributable to noncontrolling interests	5	22
Net income attributable to Schlumberger	$279	$501

Basic earnings per share of Schlumberger	$0.20	$0.40

Diluted earnings per share of Schlumberger	$0.20	$0.40

Average shares outstanding:
Basic	1,393	1,254
Assuming dilution	1,402	1,259

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$284	$523
Currency translation adjustments
Unrealized net change arising during the period	45	17
Marketable securities
Unrealized gain (loss) arising during the period	(4)	3
Cash flow hedges
Net loss on cash flow hedges	11	(85)
Reclassification to net income of net realized loss	-	94
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income of net actuarial loss	43	45
Prior service cost
Amortization to net income of net prior service cost	20	25
Income taxes on pension and other postretirement benefit plans	(1)	(7)
Comprehensive income	398	615
Comprehensive income attributable to noncontrolling interests	5	22
Comprehensive income attributable to Schlumberger	$393	$593

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2017	Dec. 31,
	(Unaudited)	2016
ASSETS
Current Assets
Cash	$1,902	$2,929
Short-term investments	5,451	6,328
Receivables less allowance for doubtful accounts (2017 - $356; 2016 - $397)	8,636	9,387
Inventories	4,288	4,225
Other current assets	1,606	1,058
	21,883	23,927
Fixed Income Investments, held to maturity	238	238
Investments in Affiliated Companies	1,482	1,243
Fixed Assets less accumulated depreciation	12,507	12,821
Multiclient Seismic Data	1,089	1,073
Goodwill	25,045	24,990
Intangible Assets	9,743	9,855
Other Assets	4,188	3,809
	$76,175	$77,956
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,408	$10,016
Estimated liability for taxes on income	1,215	1,188
Short-term borrowings and current portion of long-term debt	2,449	3,153
Dividends payable	704	702
	13,776	15,059
Long-term Debt	16,538	16,463
Postretirement Benefits	1,457	1,495
Deferred Taxes	1,908	1,880
Other Liabilities	1,442	1,530
	35,121	36,427
Equity
Common stock	12,780	12,801
Treasury stock	(3,697)	(3,550)
Retained earnings	36,052	36,470
Accumulated other comprehensive loss	(4,529)	(4,643)
Schlumberger stockholders' equity	40,606	41,078
Noncontrolling interests	448	451
	41,054	41,529
	$76,175	$77,956

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$284	$523
Adjustments to reconcile net income to cash provided by operating activities:
Merger & integration charges	82	-
Depreciation and amortization (1)	989	967
Pension and other postretirement benefits expense	37	60
Stock-based compensation expense	88	61
Pension and other postretirement benefits funding	(29)	(45)
Earnings of equity method investments, less dividends received	(10)	(25)
Change in assets and liabilities: (2)
Decrease in receivables	58	414
(Increase) decrease in inventories	(33)	125
(Increase) decrease in other current assets	(115)	85
(Increase) decrease in other assets	(56)	5
Decrease in accounts payable and accrued liabilities	(670)	(983)
Decrease in estimated liability for taxes on income	(31)	(104)
(Decrease) increase in other liabilities	(28)	2
Other	90	125
NET CASH PROVIDED BY OPERATING ACTIVITIES	656	1,210
Cash flows from investing activities:
Capital expenditures	(381)	(549)
SPM investments	(144)	(597)
Multiclient seismic data costs capitalized	(116)	(167)
Business acquisitions and investments, net of cash acquired	(273)	(81)
Sale (purchase) of investments, net	883	(2,093)
Other	(24)	(26)
NET CASH USED IN INVESTING ACTIVITIES	(55)	(3,513)
Cash flows from financing activities:
Dividends paid	(696)	(629)
Proceeds from employee stock purchase plan	96	116
Proceeds from exercise of stock options	39	47
Stock repurchase program	(372)	(475)
Proceeds from issuance of long-term debt	334	3,542
Repayment of long-term debt	(1)	(500)
Net decrease in short-term borrowings	(1,015)	(561)
Other	(22)	47
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,637)	1,587
Net decrease in cash before translation effect	(1,036)	(716)
Translation effect on cash	9	3
Cash, beginning of period	2,929	2,793
Cash, end of period	$1,902	$2,080

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2017 – March 31, 2017	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2017	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529
Net income			279		5	284
Currency translation adjustments				45		45
Changes in unrealized gain on marketable securities				(4)		(4)
Changes in fair value of cash flow hedges				11		11
Pension and other postretirement benefit plans				62		62
Shares sold to optionees, less shares exchanged	(29)	68				39
Vesting of restricted stock	(49)	49				-
Shares issued under employee stock purchase plan	(12)	108				96
Stock repurchase program		(372)				(372)
Stock-based compensation expense	88					88
Dividends declared ($0.50 per share)			(697)			(697)
Other	(19)				(8)	(27)
Balance, March 31, 2017	$12,780	$(3,697)	$36,052	$(4,529)	$448	$41,054

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2016 – March 31, 2016	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2016	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905
Net income			501		22	523
Currency translation adjustments				17		17
Changes in unrealized gain on marketable securities				3		3
Changes in fair value of cash flow hedges				9		9
Pension and other postretirement benefit plans				63		63
Shares sold to optionees, less shares exchanged	(17)	64				47
Vesting of restricted stock	(28)	28				-
Shares issued under employee stock purchase plan	(19)	135				116
Stock repurchase program		(475)				(475)
Stock-based compensation expense	61					61
Dividends declared ($0.50 per share)			(626)			(626)
Other	10				9	19
Balance, March 31, 2016	$12,700	$(13,620)	$40,745	$(4,466)	$303	$35,662

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2017	1,434	(43)	1,391
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	1	1
Stock repurchase program	-	(5)	(5)
Balance, March 31, 2017	1,434	(45)	1,389

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  The December 31, 2016 balance sheet information has been derived from the Schlumberger 2016 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on January 25, 2017.

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

2.   Charges and Credits

In connection with Schlumberger’s acquisition of Cameron (See Note 4 – Acquisition of Cameron), Schlumberger recorded $82 million of pretax charges ($68 million after-tax) consisting of employee benefits, facility consolidation and other merger and integration-related costs during the first quarter of 2017.  This charge is classified in Merger & integration in the Consolidated Statement of Income.

There were no charges or credits recorded during the first quarter of 2016.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2017			2016
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$279	1,393	$0.20	$501	1,254	$0.40
Assumed exercise of stock options	-	4		-	1
Unvested restricted stock	-	5		-	4
Diluted	$279	1,402	$0.20	$501	1,259	$0.40

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2017	2016
First Quarter	23	32

4.   Acquisition of Cameron

On April 1, 2016, Schlumberger acquired all of the outstanding shares of Cameron, a leading provider of flow equipment products, systems and services to the oil and gas industry worldwide. Schlumberger issued approximately 138 million shares of its common stock, which were valued at $9.9 billion at the time of closing, and paid cash of $2.8 billion.  Prior to being acquired by Schlumberger, Cameron reported revenue of approximately $1.6 billion during the first quarter of 2016.

5.   Inventories

A summary of inventories, which are stated at the lower of average cost or market, follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2017	2016
Raw materials & field materials	$1,633	$1,720
Work in progress	597	610
Finished goods	2,058	1,895
	$4,288	$4,225

6.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2017	2016
Property, plant & equipment	$39,857	$40,008
Less: Accumulated depreciation	27,350	27,187
	$12,507	$12,821

Depreciation expense relating to fixed assets was $613 million and $682 million in the first quarter of 2017 and 2016, respectively.

7.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2017 was as follows:

(Stated in millions)

Balance at December 31, 2016	$1,073
Capitalized in period	116
Charged to expense	(100)
Balance at March 31, 2017	$1,089

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Mar. 31, 2017			Dec. 31, 2016
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,960	$927	$4,033	$4,938	$865	$4,073
Technology/technical know-how	3,655	896	2,759	3,655	835	2,820
Tradenames	2,847	484	2,363	2,847	458	2,389
Other	1,166	578	588	1,122	549	573
	$12,628	$2,885	$9,743	$12,562	$2,707	$9,855

Amortization expense charged to income was $169 million during the first quarter of 2017 and $89 million during the first quarter of 2016.

Based on the net book value of intangible assets at March 31, 2017, amortization charged to income for the subsequent five years is estimated to be: remaining three quarters of 2017—$526 million; 2018—$668 million; 2019—$627 million; 2020—$599 million; 2021—$576 million; and 2022—$571 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2017	2016
4.00% Senior Notes due 2025	$1,740	$1,740
3.30% Senior Notes due 2021	1,594	1,594
3.00% Senior Notes due 2020	1,591	1,591
3.65% Senior Notes due 2023	1,491	1,491
2.35% Senior Notes due 2018	1,297	1,297
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	996	996
3.63% Senior Notes due 2022	845	845
0.63% Guaranteed Notes due 2019	645	622
1.50% Guaranteed Notes due 2019	551	536
6.38% Notes due 2018	294	297
7.00% Notes due 2038	214	214
4.50% Notes due 2021	137	137
5.95% Notes due 2041	116	116
3.60% Notes due 2022	110	110
5.13% Notes due 2043	99	99
4.00% Notes due 2023	82	83
3.70% Notes due 2024	56	56
Commercial paper borrowings	2,503	2,421
Other	1,077	1,118
	$16,538	$16,463

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices, was $16.8 billion at both March 31, 2017 and December 31, 2016.

Borrowings under the commercial paper program at March 31, 2017 were $2.9 billion, of which $2.5 billion was classified within Long-term Debt and $0.4 billion was classified within Short-term borrowings and current portion of long-term debt in the

Consolidated Balance Sheet.  At December 31, 2016, borrowings under the commercial paper program were $2.6 billion, of which $2.4 billion was classified within Long-term debt and $0.2 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

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

At March 31, 2017, Schlumberger had fixed rate debt of $14.2 billion and variable rate debt of $4.8 billion after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity totaled $5.7 billion at March 31, 2017.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

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

At March 31, 2017, Schlumberger recognized a cumulative net loss of $8 million in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At March 31, 2017, contracts were outstanding for the US dollar equivalent of $3.8 billion in various foreign currencies, of which $0.7 billion related to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Mar. 31,	Dec. 31,
	2017	2016
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$2	$1	Other current assets

Derivatives not designated as hedges:
Foreign exchange contracts	$35	$42	Other current assets
	$37	$43
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$7	$18	Accounts payable and accrued liabilities
Cross currency swap	37	49	Other Liabilities
	$44	$67

Derivatives not designated as hedges:
Foreign exchange contracts	$21	$59	Accounts payable and accrued liabilities
	$65	$126

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter
	2017	2016	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$18	$10	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$6	$(81)	Cost of services/sales

11.   Contingencies

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

12.   Segment Information

		(Stated in millions)

	First Quarter 2017		First Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,618	$281	$1,719	$334
Drilling	1,985	229	2,493	371
Production	2,187	110	2,376	206
Cameron	1,229	162	-	-
Eliminations & other	(125)	(25)	(68)	(10)
Pretax operating income		757		901
Corporate & other (1)		(239)		(172)
Interest income (2)		24		13
Interest expense (3)		(126)		(120)
Charges and credits (4)		(82)		-
	$6,894	$334	$6,520	$622

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  The first quarter of 2017 includes $63 million of intangible asset amortization expense resulting from the April 2016 acquisition of Cameron.

(2)  Interest income excludes amounts which are included in the segments’ income ($5 million in 2017; $6 million in 2016).

(3)   Interest expense excludes amounts which are included in the segments’ income ($13 million in 2017; $13 million in 2016).

(4)   See Note 2 – Charges and Credits.

Certain prior period items have been reclassified to conform to the current period presentation.

13.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	First Quarter
	2017		2016
	US	Int'l	US	Int'l
Service cost	$15	$29	$18	$37
Interest cost	44	78	44	80
Expected return on plan assets	(60)	(136)	(61)	(134)
Amortization of prior service cost	3	24	3	30
Amortization of net loss	10	33	23	22
	$12	$28	$27	$35

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	First Quarter
	2017	2016
Service cost	$8	$8
Interest cost	11	12
Expected return on plan assets	(15)	(14)
Amortization of prior service credit	(7)	(8)
	$(3)	$(2)

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2017	$(2,136)	$21	$(19)	$(2,509)	$(4,643)
Other comprehensive gain (loss) before reclassifications	45	(4)	11	-	52
Amounts reclassified from accumulated other comprehensive loss	-	-	-	63	63
Income taxes	-	-	-	(1)	(1)
Net other comprehensive (loss) income	45	(4)	11	62	114
Balance, March 31, 2017	$(2,091)	$17	$(8)	$(2,447)	$(4,529)

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2016	$(2,053)	$-	$(39)	$(2,466)	$(4,558)
Other comprehensive gain (loss) before reclassifications	17	3	(85)	-	(65)
Amounts reclassified from accumulated other comprehensive loss	-	-	94	70	164
Income taxes	-	-	-	(7)	(7)
Net other comprehensive income	17	3	9	63	92
Balance, March 31, 2016	$(2,036)	$3	$(30)	$(2,403)	$(4,466)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2017 Compared to Fourth Quarter 2016

		(Stated in millions)

	First Quarter 2017		Fourth Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,618	$281	$1,676	$319
Drilling	1,985	229	2,013	234
Production	2,187	110	2,203	128
Cameron	1,229	162	1,346	188
Eliminations & other	(125)	(25)	(131)	(59)
Pretax operating income		757		810
Corporate & other (1)		(239)		(245)
Interest income (2)		24		23
Interest expense (3)		(126)		(126)
Charges and credits (4)		(82)		(675)
	$6,894	$334	$7,107	$(213)

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2017; $7 million in 2016).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in 2017; $13 million in 2016).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Certain prior period items have been reclassified to conform to the current period presentation.

Reservoir Characterization Group

Reservoir Characterization Group revenue of $1.6 billion decreased 3% sequentially primarily due to project completions in Testing & Process systems and lower SIS software license sales. These decreases were partly offset by Wireline revenue growth as a result of infrastructure-led exploration activity in North America.

Pretax operating margin of 17% decreased 170 basis points (bps) sequentially as the increased contribution from high-margin Wireline exploration activities was more than offset by reduced profitability in WesternGeco and lower contributions from SIS software license sales.

Drilling Group

Drilling Group revenue of $2.0 billion decreased 1% sequentially as strong directional drilling activity in North America land was more than offset by lower drilling activity and pricing pressure in the International Areas.

Pretax operating margin of 12% was essentially flat sequentially despite the slight revenue decline. This was due to pricing improvements in the US offset by pricing pressure in the international markets.

Production Group

Production Group revenue of $2.2 billion was 1% lower sequentially primarily due to a combination of decreased revenue on SPM projects in Ecuador, reduced hydraulic fracturing activity on land in the Middle East and lower Completions product sales.  These decreases were partially mitigated by strong hydraulic fracturing activity and pricing recovery that led to a 19% growth in revenue in North America land.

Pretax operating margin of 5% decreased 78 bps sequentially as the positive effects of increased activity and pricing recovery on land in North America were more than offset by margin contraction from lower SPM revenue.

Cameron Group

Cameron Group revenue of $1.2 billion decreased 9% sequentially driven by declining project volumes in OneSubsea and reduced product sales in Surface Systems. The revenue decline for OneSubsea was due to falling project volumes in Brazil and reduced activity in the US Gulf of Mexico. Surface Systems sales were lower in the Europe/CIS/Africa and Latin America Areas, which more than offset the double-digit revenue growth in North America land.

Pretax operating margin of 13% declined 80 bps sequentially as continued strong project execution in OneSubsea and tight cost control in Drilling Systems limited the impact of lower product volume in Surface Systems.

First Quarter 2017 Compared to First Quarter 2016

		(Stated in millions)

	First Quarter 2017		First Quarter 2016
		Income		Income
		Before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,618	$281	$1,719	$334
Drilling	1,985	229	2,493	371
Production	2,187	110	2,376	206
Cameron	1,229	162	-	-
Eliminations & other	(125)	(25)	(68)	(10)
Pretax operating income		757		901
Corporate & other (1)		(239)		(172)
Interest income (2)		24		13
Interest expense (3)		(126)		(120)
Charges and credits (4)		(82)		-
	$6,894	$334	$6,520	$622

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  The first quarter of 2017 includes $63 million of intangible asset amortization expense resulting from the April 2016 acquisition of Cameron.

(2) Interest income excludes amounts which are included in the segments’ income ($5 million in 2017; $6 million in 2016).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in 2017; $13 million in 2016).

(4) Charges and credits recorded are described in detail in Note 2 to the Consolidated Financial Statements.

Certain prior period items have been reclassified to conform to the current period presentation.

First-quarter 2017 revenue of $6.9 billion increased 6% year-on-year.  This included a full quarter of activity from the acquired Cameron businesses, which contributed revenue of $1.2 billion.  Excluding the impact of the Cameron acquisition, revenue declined 13% year-on-year.  During the first-quarter of 2017 the North America land rig count returned to prior year levels. However, the international land rig count was lower by 8%, the North America offshore rig count was lower by 25%, and the International offshore rig count was lower by 18%.  As a result, Drilling Group revenue decreased 20% while Production Group and Reservoir Characterization Group were lower by 8% and 6%, respectively.  In addition to the impact of the rig count, revenue also declined year-on-year as a result of reduced activity levels in Venezuela following Schlumberger’s decision in April 2016 to align activity with cash collections.

First-quarter 2017 pretax operating margin decreased 284 bps to 11%, as a result of the overall decline in activity and pervasive pricing pressure internationally. The margin decrease was the highest in the Production Group, which contracted by 365 bps to 5%.  Drilling Group pretax operating margin fell 334 bps to 12%, while the Reservoir Characterization Group decreased 206 bps to 17%, and the Cameron Group posted a pretax margin of 13%.

Reservoir Characterization Group

First-quarter 2017 revenue of $1.6 billion decreased 6% year-on-year primarily due to lower exploration and reduced discretionary spending by customers in the offshore markets which impacted Wireline and SIS software license sales as well as reduced activity in Venezuela. These decreases were partly offset by higher revenue from increased land seismic and multiclient activity in WesternGeco and increased revenue in Testing & Process relating to progress on early production facilities in the Middle East & Asia Area.

Year-on-year pretax operating margin decreased 206 bps to 17% due to reduced higher-margin Wireline activities partly offset by improved profitability in WesternGeco.

Drilling Group

First-quarter 2017 revenue of $2.0 billion decreased 20% year-on-year primarily due to the decline in the international and offshore North America rig counts and lower activity in Venezuela combined with pricing pressure.

Year-on-year pretax operating margin decreased 334 bps to 12% primarily due to a decline in higher-margin activities of Drilling & Measurements combined with the impact of pricing pressure.

Production Group

First-quarter 2017 revenue of $2.2 billion decreased 8% year-on-year due primarily to the decline in international activity as well as decreased revenue on SPM projects in Ecuador.  These decreases were partially offset by increased hydraulic fracturing activity in North America land.

Year-on-year pretax operating margin decreased 365 bps to 5% as a result of lower international activity and increased pricing pressure.

Cameron Group

On April 1, 2016, Schlumberger acquired all of the outstanding shares of Cameron, a leading provider of flow equipment products, systems and services to the oil and gas industry worldwide. Schlumberger issued approximately 138 million shares of its common stock, which were valued at $9.9 billion at the time of closing, and paid cash of $2.8 billion.  Prior to being acquired by Schlumberger, Cameron reported revenue of approximately $1.6 billion during the first quarter of 2016.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2017	2016
Equity in net earnings of affiliated companies	$17	$25
Interest income	29	20
	$46	$45

The decrease in earnings of equity method investments primarily reflects the effects of the downturn in the oil and gas industry, which has negatively impacted the majority of Schlumberger’s investments in affiliates, particularly those in North America.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2017 and 2016 were as follows:

	First Quarter
	2017	2016
Research & engineering	3.1%	3.7%
General & administrative	1.4%	1.7%

Research & engineering and General & administrative costs have decreased $29 million and $12 million, respectively, as a result of cost control measures, offset in part by the impact of the Cameron acquisition.

The effective tax rate for the first quarter of 2017 was 15% compared to 16% for the same period of the prior year. The charges described in Note 2 to the Consolidated Financial Statements reduced the first-quarter 2017 effective tax rate by 0.4 percentage points. There were no charges or credits recorded during the first quarter of 2016.

Charges and Credits

In connection with Schlumberger’s acquisition of Cameron (See Note 4 – Acquisition of Cameron), Schlumberger recorded $82 million of pretax charges ($68 million after-tax) consisting of employee benefits, facility consolidation, and other merger and integration-related costs during the first quarter of 2017.  This charge is classified in Merger & integration in the Consolidated Statement of Income.

There were no charges or credits recorded during the first quarter of 2016.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follows:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity	2017	2016	2016
Cash	$1,902	$2,080	$2,929
Short-term investments	5,451	12,352	6,328
Fixed income investments, held to maturity	238	401	238
Short-term borrowings and current portion of long-term debt	(2,449)	(4,254)	(3,153)
Long-term debt	(16,538)	(17,233)	(16,463)
Net debt (1)	$(11,396)	$(6,654)	$(10,121)

Changes in Liquidity:	Three Months Ended Mar. 31,
	2017	2016
Net income	$284	$523
Depreciation and amortization (2)	989	967
Earnings of equity method investments, less dividends received	(10)	(25)
Pension and other postretirement benefits expense	37	60
Stock-based compensation expense	88	61
Pension and other postretirement benefits funding	(29)	(45)
Increase in working capital (3)	(791)	(463)
Other	88	132
Cash flow from operations	656	1,210
Capital expenditures	(381)	(549)
SPM investments	(144)	(597)
Multiclient seismic data costs capitalized	(116)	(167)
Free cash flow (4)	15	(103)
Dividends paid	(696)	(629)
Proceeds from employee stock plans	135	163
Stock repurchase program	(372)	(475)
	(918)	(1,044)
Business acquisitions and investments, net of cash acquired plus debt assumed	(273)	(81)
Other	(84)	18
Increase in net debt	(1,275)	(1,107)
Net debt, beginning of period	(10,121)	(5,547)
Net debt, end of period	$(11,396)	$(6,654)

(1)

“Net debt” represents gross debt less cash, short-term investments and fixed income investments, held to maturity.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $140 million and $260 million during the three months ended March 31, 2017 and 2016, respectively.
(4)

“Free cash flow” represents cash flow from operations less capital expenditures, SPM investments and multiclient seismic data costs capitalized. Management believes that free cash flow is an important liquidity measure for the company and that it is useful to investors and management as a measure of our ability to generate cash.  Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to shareholders through dividend payments or share repurchases.  Free cash flow does not represent the residual cash flow available for discretionary expenditures.  Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as substitute for or superior to, cash flow from operations.

 Key liquidity events during the first three months of 2017 and 2016 included:

•

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  Schlumberger had repurchased $9.7 billion of shares under this new share repurchase program as of March 31, 2017.

The following table summarizes the activity under this share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2017	$372	4.7	$78.97
Three months ended March 31, 2016	$475	7.1	$67.34

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  The new program will take effect once the remaining $0.3 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

•

Capital expenditures were $0.4 billion during the first three months of 2017 compared to $0.5 billion during the first three months of 2016.  Capital expenditures for full-year 2017 are expected to be approximately $2.2 billion as compared to expenditures of $2.1 billion in 2016.

On March 24, 2017, Schlumberger and Weatherford announced an agreement to create OneStimSM, a joint venture to deliver completions products and services for the development of unconventional resource plays in the United States and Canada land markets.  The joint venture will offer one of the broadest multistage completions portfolios in the market combined with one of the largest hydraulic fracturing fleets in the industry.  Schlumberger and Weatherford will have a 70%/30% ownership of the joint venture, respectively.  The transaction is expected to close in the second half of 2017 and is subject to regulatory approvals and other customary closing conditions.  Under the terms of the formation agreement, Schlumberger and Weatherford will contribute all their respective North America land hydraulic fracturing pressure pumping assets, multistage completions, and pump-down perforating businesses.  Schlumberger will also make a $535 million cash payment to Weatherford.  Schlumberger will manage the joint venture and consolidate it for financial reporting purposes.

In April 2016, Schlumberger announced that it would reduce its activity in Venezuela to align operations with cash collections as a result of insufficient payments received in recent quarters and a lack of progress in establishing new mechanisms that address past and future accounts receivable.  Schlumberger’s total net receivable balance in Venezuela as of March 31, 2017 was approximately $1.2 billion.  During the first quarter of 2017, Schlumberger reclassified $700 million of this balance from Receivables less allowance for doubtful accounts to long-term within Other Assets in the Consolidated Balance Sheet.

Schlumberger continues to experience payment delays from certain other customers as well, primarily as a result of the impact of lower oil prices in the industry.  In this regard, included in Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet at March 31, 2017, is approximately $1.2 billion of receivables relating to Ecuador.

Schlumberger operates in more than 85 countries.  At March 31, 2017, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only three (the United States, Venezuela and Ecuador) accounted for greater than 10%.

As of March 31, 2017, Schlumberger had $7.4 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.6 billion with commercial banks, of which $3.7 billion was available and unused as of March 31, 2017.  The $6.6 billion of committed debt facility agreements included $6.3 billion of committed facilities that support commercial paper programs.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at March 31, 2017 were $2.9 billion.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; payment delays; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to integrate the Cameron business and to realize expected synergies; the inability to retain key employees; and other risks and uncertainties detailed in this first-quarter 2017 Form 10-Q  and our most recent Form 10-K, and Forms 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Schlumberger’s exposure to market risk has not changed materially since December 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 11—Contingencies, in the Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On July 18, 2013, the Board approved a $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.

Schlumberger’s common stock repurchase program activity for the three months ended March 31, 2017 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program
January 1 through January 1, 2017	-	$-	-	$645,040
February 1 through February 28, 2017	638.3	$80.76	638.3	$593,491
March 1 through March 31, 2017	4,076.1	$78.69	4,076.1	$272,727
	4,714.4	$78.97	4,714.4

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

On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program will take effect once the remaining $0.3 billion authorized to be repurchased under the July 18, 2013 program is exhausted.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Our mining operations are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

Item 5. Other Information.

Schlumberger completed the wind down of its service operations in Iran during 2013. Prior to this, certain non-US subsidiaries of Schlumberger provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran in the first quarter of 2017 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

During the fourth quarter of 2016, a non-US subsidiary entered into a memorandum of understanding (“MOU”) with NIOC relating to the non-disclosure of data required for the technical evaluation of an oilfield project.  In the first quarter of 2017, the Schlumberger subsidiary provided NIOC with written notice that it was terminating the MOU, effective March 11, 2017.  The MOU did not involve the provision of services.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)

*Exhibit 10.1—Form of Two-Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan (+)

*Exhibit 10.2—Form of Three-Year Performance Share Unit Award Agreement under the Schlumberger 2013 Omnibus Stock Incentive Plan 2017 (+)

*Exhibit 10.3—Form of Schlumberger Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement for France (+)

*Exhibit 10.4—Form of Schlumberger Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement(+)

*Exhibit 10.5—Form of Schlumberger Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement(+)

*Exhibit 10.6—Form of Schlumberger Omnibus Stock Incentive Plan Incentive Stock Option Agreement(+)

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
(+) Compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	April 26, 2017	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory