Form 10-Q
period 2017-06-30
SCHLUMBERGER LIMITED/NV
filed 2017-07-26
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,384,524,170

SCHLUMBERGER LIMITED

Second Quarter 2017 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2017	2016	2017	2016
Revenue
Services	$5,477	$4,955	$10,414	$10,718
Product sales	1,985	2,209	3,942	2,966
Total Revenue	7,462	7,164	14,356	13,684
Interest & other income	62	54	108	98
Expenses
Cost of services	4,624	4,332	8,875	9,127
Cost of sales	1,844	2,133	3,669	2,798
Research & engineering	196	257	406	497
General & administrative	110	103	208	213
Impairments & other	510	2,573	510	2,573
Merger & integration	81	185	164	185
Interest	142	149	281	282
Income (loss) before taxes	17	(2,514)	351	(1,893)
Taxes on income (loss)	98	(368)	148	(270)
Net income (loss)	(81)	(2,146)	203	(1,623)
Net income (loss) attributable to noncontrolling interests	(7)	14	(2)	36
Net income (loss) attributable to Schlumberger	$(74)	$(2,160)	$205	$(1,659)

Basic earnings (loss) per share of Schlumberger	$(0.05)	$(1.56)	$0.15	$(1.26)

Diluted earnings (loss) per share of Schlumberger	$(0.05)	$(1.56)	$0.15	$(1.26)

Average shares outstanding:
Basic	1,387	1,389	1,390	1,321
Assuming dilution	1,387	1,389	1,397	1,321

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2017	2016	2017	2016
Net income (loss)	$(81)	$(2,146)	$203	$(1,623)
Currency translation adjustments
Unrealized net change arising during the period	(71)	(70)	(26)	(51)
Marketable securities
Unrealized gain (loss) arising during the period	(21)	-	(25)	3
Cash flow hedges
Net gain (loss) on cash flow hedges	-	17	11	(68)
Reclassification to net income (loss) of net realized loss (gain)	8	(14)	8	80
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income (loss) of net actuarial loss	36	34	79	79
Prior service cost
Amortization to net income (loss) of net prior service cost	20	26	40	51
Income taxes on pension and other postretirement benefit plans	(1)	(7)	(2)	(14)
Comprehensive income (loss)	(110)	(2,160)	288	(1,543)
Comprehensive income (loss) attributable to noncontrolling interests	(7)	14	(2)	36
Comprehensive income (loss) attributable to Schlumberger	$(103)	$(2,174)	$290	$(1,579)

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2017	Dec. 31,
	(Unaudited)	2016
ASSETS
Current Assets
Cash	$1,903	$2,929
Short-term investments	4,315	6,328
Receivables less allowance for doubtful accounts (2017 - $345; 2016 - $397)	8,925	9,387
Inventories	4,338	4,225
Other current assets	1,792	1,058
	21,273	23,927
Fixed Income Investments, held to maturity	13	238
Investments in Affiliated Companies	1,553	1,243
Fixed Assets less accumulated depreciation	12,358	12,821
Multiclient Seismic Data	1,042	1,073
Goodwill	25,058	24,990
Intangible Assets	9,636	9,855
Other Assets	3,929	3,809
	$74,862	$77,956
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,444	$10,016
Estimated liability for taxes on income	1,159	1,188
Short-term borrowings and current portion of long-term debt	2,224	3,153
Dividends payable	700	702
	13,527	15,059
Long-term Debt	16,600	16,463
Postretirement Benefits	1,385	1,495
Deferred Taxes	2,000	1,880
Other Liabilities	1,398	1,530
	34,910	36,427
Equity
Common stock	12,843	12,801
Treasury stock	(4,049)	(3,550)
Retained earnings	35,284	36,470
Accumulated other comprehensive loss	(4,558)	(4,643)
Schlumberger stockholders' equity	39,520	41,078
Noncontrolling interests	432	451
	39,952	41,529
	$74,862	$77,956

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$203	$(1,623)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	674	2,908
Depreciation and amortization (1)	1,975	2,080
Pension and other postretirement benefits expense	52	92
Stock-based compensation expense	180	145
Pension and other postretirement benefits funding	(74)	(83)
Earnings of equity method investments, less dividends received	(30)	(30)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(406)	1,057
(Increase) decrease in inventories	(51)	334
(Increase) decrease in other current assets	(123)	92
Increase in other assets	(140)	(247)
Decrease in accounts payable and accrued liabilities	(738)	(1,491)
Decrease in estimated liability for taxes on income	(21)	(242)
(Decrease) increase in other liabilities	(37)	11
Other	50	(161)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,514	2,842
Cash flows from investing activities:
Capital expenditures	(884)	(998)
SPM investments	(328)	(729)
Multiclient seismic data costs capitalized	(190)	(333)
Business acquisitions and investments, net of cash acquired	(364)	(2,220)
Sale of investments, net	2,245	3,476
Other	(61)	26
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	418	(778)
Cash flows from financing activities:
Dividends paid	(1,393)	(1,255)
Proceeds from employee stock purchase plan	96	116
Proceeds from exercise of stock options	47	79
Stock repurchase program	(770)	(506)
Proceeds from issuance of long-term debt	625	3,560
Repayment of long-term debt	(475)	(3,401)
Net decrease in short-term borrowings	(1,097)	(564)
Other	(2)	48
NET CASH USED IN FINANCING ACTIVITIES	(2,969)	(1,923)
Net (decrease) increase in cash before translation effect	(1,037)	141
Translation effect on cash	11	13
Cash, beginning of period	2,929	2,793
Cash, end of period	$1,903	$2,947

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2017 – June 30, 2017	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2017	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529
Net income			205		(2)	203
Currency translation adjustments				(26)		(26)
Changes in unrealized gain on marketable securities				(25)		(25)
Changes in fair value of cash flow hedges				19		19
Pension and other postretirement benefit plans				117		117
Shares sold to optionees, less shares exchanged	(33)	80				47
Vesting of restricted stock	(80)	80				-
Shares issued under employee stock purchase plan	(12)	108				96
Stock repurchase program		(770)				(770)
Stock-based compensation expense	180					180
Dividends declared ($1.00 per share)			(1,391)			(1,391)
Other	(13)	3			(17)	(27)
Balance, June 30, 2017	$12,843	$(4,049)	$35,284	$(4,558)	$432	$39,952

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2016 – June 30, 2016	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2016	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905
Net loss			(1,659)		36	(1,623)
Currency translation adjustments				(51)		(51)
Changes in unrealized gain on marketable securities				3		3
Changes in fair value of cash flow hedges				12		12
Pension and other postretirement benefit plans				116		116
Shares sold to optionees, less shares exchanged	(38)	117				79
Vesting of restricted stock	(63)	63				-
Shares issued under employee stock purchase plan	(19)	135				116
Stock repurchase program		(506)				(506)
Stock-based compensation expense	145					145
Dividends declared ($1.00 per share)			(1,322)			(1,322)
Acquisition of Cameron International Corporation	103	9,924			57	10,084
Other	14	3			4	21
Balance, June 30, 2016	$12,835	$(3,636)	$37,889	$(4,478)	$369	$42,979

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2017	1,434	(43)	1,391
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(10)	(10)
Balance, June 30, 2017	1,434	(49)	1,385

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  The December 31, 2016 balance sheet information has been derived from the Schlumberger 2016 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on January 25, 2017.

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

2.   Charges and Credits

Schlumberger recorded the following charges and credits during the first six months of 2017:

Second quarter 2017:

•

During the second quarter of 2017, Schlumberger entered into a financing agreement with its primary customer in Venezuela.  This agreement resulted in the exchange of $700 million of outstanding accounts receivable for a promissory note with a three-year term that bears interest at the rate of 6.50% per annum.  Schlumberger recorded this note at its estimated fair value on the date of the exchange, which resulted in a pretax and after-tax charge of $460 million.  Schlumberger is accounting for the promissory note as an available-for-sale security reported at fair value in Other Assets, with unrealized gains and losses included as a component of Accumulated other comprehensive loss.  The fair value of the promissory notes is based on management’s estimate of pricing assumptions that market participants would use.

During the second quarter of 2017, Schlumberger also entered into discussions with another customer relating to certain of its outstanding accounts receivable.  As a result of these ongoing discussions, Schlumberger recorded a pretax charge of $50 million ($38 million after taxes and noncontrolling interests) to adjust these receivables to their estimated net realizable value.

These charges are classified in Impairments & other in the Consolidated Statement of Income (Loss).

•

In connection with Schlumberger’s acquisition of Cameron (See Note 4 – Acquisition of Cameron), Schlumberger recorded $81 million of pretax charges ($64 million after-tax) consisting of employee benefits, facility consolidation and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income (Loss).

First quarter of 2017:

•

In connection with Schlumberger’s acquisition of Cameron (See Note 4 – Acquisition of Cameron), Schlumberger recorded $82 million of pretax charges ($68 million after-tax) consisting of employee benefits, facility consolidation and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income (Loss).

The following is a summary of the charges and credits recorded during the first six months of 2017:

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Promissory note fair value adjustment and other	$510	$-	$12	$498
Merger & integration	164	31	-	133
	$674	$31	$12	$631

Schlumberger recorded the following charges and credits during the second quarter of 2016:

•

As a result of the persistent unfavorable oil and gas industry market conditions that continued to deteriorate in the first half of 2016, and the related impact on first-half operating results and expected customer activity levels, Schlumberger determined that the carrying values of certain assets were no longer recoverable and took certain decisions that resulted in the following impairments and other charges:

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

The fair value of the impaired fixed assets and multiclient seismic data was estimated based on the projected present value of future cash flows that these assets are expected to generate.  Such estimates included unobservable inputs that required significant judgments.  Additional charges may be required in future periods should industry conditions worsen.  The above items are classified in Impairments & other in the Consolidated Statement of Income (Loss).

•

In connection with Schlumberger’s acquisition of Cameron (see Note 4 – Acquisition of Cameron), Schlumberger recorded $185 million of charges, classified in Merger & integration in the Consolidated Statement of Income (Loss), consisting of the following: $47 million relating to employee benefits for change-in-control arrangements and retention bonuses;  $45 million of transaction costs, including advisory and legal fees;  $40 million of facility closure costs, and $53 million of other merger and integration-related costs.  Additionally, Schlumberger recorded $150 million of charges related to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, which is classified in Cost of sales in the Consolidated Statement of Income (Loss),  This amortization was historically presented as a component of Merger & integration; however, Schlumberger reclassified this prior period amount to Cost of sales during the current quarter.

The following is a summary of the charges and credits recorded during the second quarter of 2016:

	(Stated in millions)

	Pretax	Tax	Net
Impairments & other
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Merger & integration
Merger-related employee benefits	47	7	40
Professional fees	45	10	35
Facility closure costs	40	10	30
Other merger and integration-related	53	9	44
Amortization of inventory fair value adjustment	150	45	105
	$2,908	$432	$2,476

There were no charges or credits recorded during the first quarter of 2016.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2017			2016
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Second Quarter
Basic	$(74)	1,387	$(0.05)	$(2,160)	1,389	$(1.56)
Assumed exercise of stock options	-	-		-	-
Unvested restricted stock	-	-		-	-
Diluted	$(74)	1,387	$(0.05)	$(2,160)	1,389	$(1.56)

	2017			2016
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Six Months
Basic	$205	$1,390	$0.15	$(1,659)	$1,321	$(1.26)
Assumed exercise of stock options	-	2		-	-
Unvested restricted stock	-	5		-	-
Diluted	$205	$1,397	$0.15	$(1,659)	$1,321	$(1.26)

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2017	2016
Second Quarter	49	49
Six Months	29	49

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

Supplemental Pro Forma Financial Information

The following supplemental pro forma results of operations assume that Cameron had been acquired as of January 1, 2015.  The supplemental pro forma financial information was prepared based on the historical financial information of Schlumberger and Cameron and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable.  The pro forma amounts reflect certain adjustments to intangible asset amortization expense, interest and income taxes resulting from purchasing accounting.  The pro forma amounts also reflect adjustments to the 2016 results to exclude the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value and  other merger and integration costs of $254 million, net of taxes, for the three and six months ended June 30, 2016.

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

	(Stated in millions, except per share amounts)

	2016
	Second Quarter	Six Months
Revenue	$7,164	$15,312
Net loss attributable to Schlumberger	$(1,905)	$(1,290)
Diluted loss per share	$(1.37)	$(0.93)

5.   Inventories

A summary of inventories, which are stated at the lower of average cost or market, follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2017	2016
Raw materials & field materials	$1,701	$1,720
Work in progress	570	610
Finished goods	2,067	1,895
	$4,338	$4,225

6.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2017	2016
Property, plant & equipment	$40,073	$40,008
Less: Accumulated depreciation	27,715	27,187
	$12,358	$12,821

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2017	2016
Second Quarter	$592	$744
Six Months	$1,205	$1,426

7.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2017 was as follows:

(Stated in millions)

Balance at December 31, 2016	$1,073
Capitalized in period	190
Charged to expense	(221)
Balance at June 30, 2017	$1,042

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2017			Dec. 31, 2016
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,944	$985	$3,959	$4,938	$865	$4,073
Technology/technical know-how	3,664	960	2,704	3,655	835	2,820
Tradenames	2,847	511	2,336	2,847	458	2,389
Other	1,222	585	637	1,122	549	573
	$12,677	$3,041	$9,636	$12,562	$2,707	$9,855

Amortization expense charged to income was as follows:

(Stated in millions)

	2017	2016
Second Quarter	$167	$160
Six Months	$336	$249

Based on the net book value of intangible assets at June 30, 2017, amortization charged to income for the subsequent five years is estimated to be: remaining two quarters of 2017—$350 million; 2018—$681 million; 2019—$668 million; 2020—$621 million; 2021—$597 million; and 2022—$586 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2017	2016
Commercial paper borrowings	$2,833	$2,421
4.00% Senior Notes due 2025	1,741	1,740
3.30% Senior Notes due 2021	1,594	1,594
3.00% Senior Notes due 2020	1,591	1,591
3.65% Senior Notes due 2023	1,491	1,491
2.35% Senior Notes due 2018	1,298	1,297
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	996	996
3.63% Senior Notes due 2022	845	845
0.63% Guaranteed Notes due 2019	680	622
1.50% Guaranteed Notes due 2019	580	536
6.38% Notes due 2018	294	297
7.00% Notes due 2038	213	214
4.50% Notes due 2021	136	137
5.95% Notes due 2041	115	116
3.60% Notes due 2022	110	110
5.13% Notes due 2043	99	99
4.00% Notes due 2023	82	83
3.70% Notes due 2024	56	56
Other	746	1,118
	$16,600	$16,463

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at June 30, 2017 and December 31, 2016, was $16.9 billion and $16.8 billion, respectively.

Borrowings under the commercial paper program at June 30, 2017 were $3.0 billion, of which $2.8 billion was classified within Long-term Debt and $0.2 billion was classified within Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.  At December 31, 2016, borrowings under the commercial paper program were $2.6 billion, of which $2.4 billion was classified within Long-term debt and $0.2 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

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

At June 30, 2017, Schlumberger had fixed rate debt of $13.9 billion and variable rate debt of $4.9 billion after taking into account the effect of the swap.

Short-term investments and Fixed income investments, held to maturity totaled $4.3 billion at June 30, 2017.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

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

At June 30, 2017, Schlumberger recognized a cumulative net loss of $0.1 million in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities that are denominated in currencies other than the functional currency.  While Schlumberger uses foreign currency forward contracts and foreign currency options to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes.  Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet, and changes in the fair value are recognized in the Consolidated Statement of Income (Loss) as are changes in fair value of the hedged item.

At June 30, 2017, contracts were outstanding for the US dollar equivalent of $4.8 billion in various foreign currencies, of which $0.8 billion related to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Jun. 30,	Dec. 31,
	2017	2016
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$5	$1	Other current assets

Derivatives not designated as hedges:
Foreign exchange contracts	$18	$42	Other current assets
	$23	$43
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$3	$18	Accounts payable and accrued liabilities
Cross currency swap	28	49	Other Liabilities
	$31	$67

Derivatives not designated as hedges:
Foreign exchange contracts	$28	$59	Accounts payable and accrued liabilities
	$59	$126

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	Second Quarter		Six Months
	2017	2016	2017	2016	Consolidated Statement of Income (Loss) Classification
Derivatives designated as fair value hedges:
Cross currency swap	$29	$(6)	$47	$4	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$1	$(57)	$7	$(138)	Cost of services/sales

11.   Contingencies

Schlumberger is party to various legal proceedings from time to time.  A liability is accrued when a loss is both probable and can be reasonably estimated.  Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote.  However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of any of these proceedings.

12.   Segment Information

		(Stated in millions)

	Second Quarter 2017		Second Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,759	$299	$1,586	$268
Drilling	2,107	302	2,034	171
Production	2,496	221	2,121	82
Cameron	1,265	174	1,525	250
Eliminations & other	(165)	(46)	(102)	(24)
Pretax operating income		950		747
Corporate & other (1)		(242)		(241)
Interest income (2)		28		24
Interest expense (3)		(128)		(136)
Charges and credits (4)		(591)		(2,908)
	$7,462	$17	$7,164	$(2,514)

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($6 million in 2017; $6 million in 2016).

(3)   Interest expense excludes amounts which are included in the segments’ income ($14 million in 2017; $13 million in 2016).

(4)   See Note 2 – Charges and Credits.

Certain prior period items have been reclassified to conform to the current period presentation.

		(Stated in millions)

	Six Months 2017		Six Months 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,377	$580	$3,305	$601
Drilling	4,092	531	4,527	542
Production	4,683	331	4,497	288
Cameron	2,494	336	1,525	250
Eliminations & other	(290)	(71)	(170)	(33)
Pretax operating income		1,707		1,648
Corporate & other (1)		(480)		(414)
Interest income (2)		52		37
Interest expense (3)		(254)		(256)
Charges and credits (4)		(674)		(2,908)
	$14,356	$351	$13,684	$(1,893)

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($11 million in 2017; $12 million in 2016).

(3)   Interest expense excludes amounts which are included in the segments’ income ($27 million in 2017; $26 million in 2016).

(4)   See Note 2 – Charges and Credits.

Certain prior period items have been reclassified to conform to the current period presentation.

13.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Second Quarter				Six Months
	2017		2016		2017		2016
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$14	$19	$13	$19	$29	$48	$31	$56
Interest cost	44	75	45	77	88	153	89	157
Expected return on plan assets	(62)	(134)	(58)	(129)	(122)	(270)	(118)	(263)
Amortization of prior service cost	3	24	3	31	6	48	6	61
Amortization of net loss	9	27	17	17	19	60	40	39
	$8	$11	$20	$15	$20	$39	$48	$50

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2017	2016	2017	2016
Service cost	$7	$7	$15	$15
Interest cost	12	12	23	24
Expected return on plan assets	(16)	(15)	(31)	(29)
Amortization of prior service credit	(7)	(8)	(14)	(16)
	$(4)	$(4)	$(7)	$(6)

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

		Unrealized		Pension and
	Currency	Gain on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2017	$(2,136)	$21	$(19)	$(2,509)	$(4,643)
Other comprehensive gain (loss) before reclassifications	(26)	(25)	11	-	(40)
Amounts reclassified from accumulated other comprehensive loss	-	-	8	119	127
Income taxes	-	-	-	(2)	(2)
Net other comprehensive (loss) income	(26)	(25)	19	117	85
Balance, June 30, 2017	$(2,162)	$(4)	$-	$(2,392)	$(4,558)

		Unrealized		Pension and
	Currency	Gain on		Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2016	$(2,053)	$-	$(39)	$(2,466)	$(4,558)
Other comprehensive gain (loss) before reclassifications	(51)	3	(68)	-	(116)
Amounts reclassified from accumulated other comprehensive loss	-	-	80	130	210
Income taxes	-	-	-	(14)	(14)
Net other comprehensive income	(51)	3	12	116	80
Balance, June 30, 2016	$(2,104)	$3	$(27)	$(2,350)	$(4,478)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2017 Compared to First Quarter 2017

		(Stated in millions)

	Second Quarter 2017		First Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,759	$299	$1,618	$281
Drilling	2,107	302	1,985	229
Production	2,496	221	2,187	110
Cameron	1,265	174	1,229	162
Eliminations & other	(165)	(46)	(125)	(25)
Pretax operating income		950		757
Corporate & other (1)		(242)		(239)
Interest income (2)		28		24
Interest expense (3)		(128)		(126)
Charges and credits (4)		(591)		(82)
	$7,462	$17	$6,894	$334

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($6 million in the second quarter of 2017; $5 million in the first quarter of 2017).

(3)  Interest expense excludes amounts which are included in the segments’ income ($14 million in the second quarter of 2017; $13 million in the first quarter of 2017).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Reservoir Characterization Group

Reservoir Characterization Group revenue of $1.8 billion increased 9% sequentially primarily due to higher WesternGeco multiclient seismic license sales in the international markets.  Increased Testing & Process activity in the international markets and seasonal improvements in Wireline in Russia also contributed to the increase.

Pretax operating margin of 17% was essentially flat sequentially as the increased contribution from high-margin Wireline exploration activities was offset by reduced profitability in Testing & Process due to increased project costs.

Drilling Group

Drilling Group revenue of $2.1 billion increased 6% sequentially primarily due to the seasonal rebound in activity in the Russia & CIS and North Sea regions and strong directional drilling activity in US land.

Pretax operating margin of 14% increased 278 basis points (bps) sequentially due to increased volume and pricing improvements in US land.

Production Group

Production Group revenue of $2.5 billion was 14% higher sequentially as a result of strong hydraulic fracturing activity and a sustained pricing recovery in North America.

Pretax operating margin of 9% increased 382 bps sequentially due to the increased activity and pricing recovery on land in North America.

Cameron Group

Cameron Group revenue of $1.3 billion increased 3% sequentially driven by higher Surface Systems and Valves & Measurement activity in US land.

Pretax operating margin of 14% improved 61 bps sequentially as increased project volumes and product sales in Surface Systems and Valves & Measurement and continued strong project execution in OneSubsea more than offset the impact of lower project activity in Drilling Systems.

Second Quarter 2017 Compared to Second Quarter 2016

		(Stated in millions)

	Second Quarter 2017		Second Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,759	$299	$1,586	$268
Drilling	2,107	302	2,034	171
Production	2,496	221	2,121	82
Cameron	1,265	174	1,525	250
Eliminations & other	(165)	(46)	(102)	(24)
Pretax operating income		950		747
Corporate & other (1)		(242)		(241)
Interest income (2)		28		24
Interest expense (3)		(128)		(136)
Charges and credits (4)		(591)		(2,908)
	$7,462	$17	$7,164	$(2,514)

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($6 million in 2017; $6 million in 2016).

(3)  Interest expense excludes amounts which are included in the segments’ income ($14 million in 2017; $13 million in 2016).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Certain prior period items have been reclassified to conform to the current period presentation.

Second-quarter 2017 revenue of $7.5 billion increased 4% year-on-year. North America land rig count increased more than 150% versus the same period last year while the international land rig count was flat. The North America offshore rig count decreased by 26%, and the international offshore rig count was lower by 12%. Driven by the accelerated land activity growth in North America, Production Group revenue increased 18% year-on-year while Reservoir Characterization Group revenue was 11% higher driven by increases in WesternGeco and Testing & Process.  Drilling Group revenue increased by 4% while Cameron Group revenue declined 17%.

Second-quarter 2017 pretax operating margin increased 231 bps to 13%, as a result of improved profitability in North America due to accelerated land activity growth that benefited the Production and Drilling Groups.  As a result, Production Group pretax operating margin expanded 499 bps to 9% while Drilling Group increased 594 bps to 14%.  Reservoir Characterization Group pretax operating margin was essentially flat at 17% and the Cameron Group declined 260 bps to 14%.

Reservoir Characterization Group

Second-quarter 2017 revenue of $1.8 billion increased 11% year-on-year primarily due to higher WesternGeco and Testing & Process revenue on projects in the Middle East & Asia Area.  Strong WesternGeco multiclient seismic license sales in the international markets also contributed to the increase.

Year-on-year, pretax operating margin was essentially flat at 17% as increased revenue was offset by higher project costs in Testing & Process.

Drilling Group

Second-quarter 2017 revenue of $2.1 billion increased 4% year-on-year primarily due to higher demand for directional drilling technologies on land in North America.

Year-on-year, pretax operating margin increased 594 bps to 14% primarily due to improved profitability in North America due to accelerated land activity and improved pricing.

Production Group

Second-quarter 2017 revenue of $2.5 billion increased 18% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America that benefited the pressure pumping business.

Year-on-year, pretax operating margin increased 499 bps to 9% as a result of improved profitability in North America due to accelerated land activity and improved pricing.

Cameron Group

Second-quarter revenue of $1.3 billion declined 17% year-on-year, primarily due to a declining backlog for the long-cycle businesses of Drilling Systems and, to a lesser extent, OneSubsea.

Pretax operating margin of 14% declined 260 bps primarily due the decline in high-margin Drilling Systems project volumes.

Six Months 2017 Compared to Six Months 2016

		(Stated in millions)

	Six Months 2017		Six Months 2016
		Income		Income
		Before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,377	$580	$3,305	$601
Drilling	4,092	531	4,527	542
Production	4,683	331	4,497	288
Cameron	2,494	336	1,525	250
Eliminations & other	(290)	(71)	(170)	(33)
Pretax operating income		1,707		1,648
Corporate & other (1)		(480)		(414)
Interest income (2)		52		37
Interest expense (3)		(254)		(256)
Charges and credits (4)		(674)		(2,908)
	$14,356	$351	$13,684	$(1,893)

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($11 million in 2017; $12 million in 2016).

(3)  Interest expense excludes amounts which are included in the segments’ income ($27 million in 2017; $26 million in 2016).

(4) Charges and credits recorded are described in detail in Note 2 to the Consolidated Financial Statements.

Certain prior period items have been reclassified to conform to the current period presentation.

Six-month 2017 revenue of $14.4 billion increased 5% year-on-year.  This included a full six months of activity from the acquired Cameron businesses versus one quarter of activity for the same period in 2016.  Excluding the impact of the Cameron Group, revenue for the six months ended June 30, 2017 declined 4% year-on-year.

Six-month revenue for the Drilling Group declined 10%, primarily driven by the 9% decline in the international rig count combined with Schlumberger's decision in April 2016 to reduce its activities in Venezuela in order to align operations with cash collections.

These decreases were slightly mitigated by higher activity in US Land. Production Group revenue increased 4% as accelerated North America land  activity growth benefited the pressure pumping business. Reservoir Characterization Group revenue improved 2%.

Six-month 2017 pretax operating margin increased 168 bps to 12%, as a result of improved profitability in North America due to accelerated land activity growth that benefited the Production and Drilling Groups.  As a result, Drilling Group pretax operating margin expanded 101 bps to 13% while the Production Group increased 66 bps to 7%.  Reservoir Characterization Group pretax operating margin declined 102 bps to 17% and the Cameron Group recorded a pretax operating margin of 13%.

Reservoir Characterization Group

Six-month 2017 revenue of $3.4 billion increased 2% year-on-year primarily due to higher WesternGeco and Testing & Process revenue on projects in the Middle East & Asia Area.

Year-on-year, pretax operating margin decreased 102 bps to 17% due to reduced profitability in Testing & Process as project costs increased.

Drilling Group

Six-month 2017 revenue of $4.1 billion decreased 10% year-on-year primarily due to the drop in rig counts internationally and in offshore North America combined with pricing pressure.  Revenue also declined as a result of Schlumberger's decision in April 2016 to reduce its activities in Venezuela to align operations with cash collections.

Year-on-year, pretax operating margin increased 101 bps to 13% primarily due to improved profitability in North America land due to accelerated land activity and improved pricing; however this improvement in North America was partially offset by pricing pressure and activity declines internationally and the negative impact of reduced activity in Venezuela.

Production Group

Six-month 2017 revenue of $4.7 billion increased 4% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America that benefited the pressure pumping product lines, which grew 15%.  Lower production levels in Ecuador negatively impacted Schlumberger Production Management projects, which partially offset the revenue increase.

Year-on-year, pretax operating margin increased 66 bps to 7% as a result of improved profitability in North America due to accelerated land activity and improved pricing.  This was offset by lower profitability in Schlumberger Production Management projects due to lower production in Ecuador.

Cameron Group

Cameron Group contributed six-month 2017 revenue of $2.5 billion.  Cameron Group revenue for the six months of 2016 only reflected only one quarter of revenue following the acquisition closing in April 2016.  Revenue in 2017 was impacted by a declining project backlog particularly for the long-cycle businesses of Drilling Systems and OneSubsea .

Year-on-year pretax operating margin of 13% was 260 bps lower as a result of lower Drilling Systems project volumes.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter		Six months
	2017	2016	2017	2016
Equity in net earnings of affiliated companies	$28	$24	$45	$49
Interest income	34	30	63	49
	$62	$54	$108	$98

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2017 and 2016 were as follows:

	Second Quarter		Six Months
	2017	2016	2017	2016
Research & engineering	2.6%	3.6%	2.8%	3.6%
General & administrative	1.5%	1.4%	1.4%	1.6%

Research & engineering costs for the second quarter of 2017 and the six months ended June 30, 2017 have decreased as compared to the same periods in 2016 by $61 million and $91 million, respectively, as a result of cost control measures, offset in part by the impact of the Cameron acquisition.

The effective tax rate for the second quarter of 2017 was 590% as compared to 14.6% for the same period of 2016. The charges described in Note 2 to the Consolidated Financial Statements increased the effective tax rate for the second quarter of 2017 by 571 percentage points, as the majority of these charges were not tax-effective. Excluding the impact of these charges, the effective tax rate increased primarily as a result of the change in the geographic mix of earnings as Schlumberger generated a greater portion of its pretax earnings in North America during the second quarter of 2017 as compared to the same period last year.

The effective tax rate for the six months ended June 30, 2017 was 42.1% as compared to 14.2% for the same period of 2016. The charges described in Note 2 to the Consolidated Financial Statements increased the effective tax rate for the six months ended June 30, 2017 by 24.7 percentage points, as the majority of these charges were not tax-effective. Excluding the impact of these charges, the effective tax rate increased primarily as a result of the change in the geographic mix of earnings as Schlumberger generated a greater portion of its pretax earnings in North America during the first six months of 2017 as compared to the same period last year.

Charges and Credits

Schlumberger recorded charges during the first and second quarters of 2017 which are fully described in Note 2 to the Consolidated Financial Statements.   The following is a summary of the charges recorded during the first six months of 2017:

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Promissory note fair value adjustment and other	$510	$-	$12	$498
Merger & integration	164	31	-	133
	$674	$31	$12	$631

During the second quarter of 2016, Schlumberger recorded $2.573 billion of asset impairment and workforce reduction charges and $335 million of charges associated with the acquisition of Cameron. These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)

	Pretax	Tax	Net
Impairments & other
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Merger & integration
Merger-related employee benefits	47	7	40
Professional fees	45	10	35
Facility closure costs	40	10	30
Other merger and integration-related	53	9	44
Amortization of inventory fair value adjustment	150	45	105
	$2,908	$432	$2,476

There were no charges or credits recorded during the first quarter of 2016.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity	2017	2016	2016
Cash	$1,903	$2,947	$2,929
Short-term investments	4,315	8,245	6,328
Fixed income investments, held to maturity	13	386	238
Short-term borrowings and current portion of long-term debt	(2,224)	(3,371)	(3,153)
Long-term debt	(16,600)	(18,252)	(16,463)
Net debt (1)	$(12,593)	$(10,045)	$(10,121)

Changes in Liquidity:	Six Months Ended Jun. 30,
	2017	2016
Net income (loss)	$203	$(1,623)
Impairments and other charges	674	2,908
Depreciation and amortization (2)	1,975	2,080
Earnings of equity method investments, less dividends received	(30)	(30)
Pension and other postretirement benefits expense	52	92
Stock-based compensation expense	180	145
Pension and other postretirement benefits funding	(74)	(83)
Increase in working capital (3)	(1,339)	(250)
Other	(127)	(397)
Cash flow from operations	1,514	2,842
Capital expenditures	(884)	(998)
SPM investments	(328)	(729)
Multiclient seismic data costs capitalized	(190)	(333)
Free cash flow (4)	112	782
Dividends paid	(1,393)	(1,255)
Proceeds from employee stock plans	143	195
Stock repurchase program	(770)	(506)
	(1,908)	(784)
Business acquisitions and investments, net of cash acquired plus debt assumed	(364)	(3,790)
Other	(200)	76
Increase in net debt	(2,472)	(4,498)
Net debt, beginning of period	(10,121)	(5,547)
Net debt, end of period	$(12,593)	$(10,045)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $230 million and $545 million during the six months ended June 30, 2017 and 2016, respectively.
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

 Key liquidity events during the first six months of 2017 and 2016 included:

•

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.8 million of shares under the new program as of June 30, 2017.

The following table summarizes the activity under these share repurchase programs:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2017	$770	10.2	$75.40
Six months ended June 30, 2016	$506	7.5	$67.65

•

Capital expenditures were $0.9 billion during the first six months of 2017 compared to $1.0 billion during the first six months of 2016.  Capital expenditures for full-year 2017 are expected to be approximately $2.2 billion as compared to expenditures of $2.1 billion in 2016.

Schlumberger maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value.  Judgment is involved in recording and making adjustments to this reserve.  Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices.  Schlumberger does not believe that these estimates are reasonably likely to materially change in the foreseeable future, however, adjustments to the allowance may be required in future periods depending on how such potential issues are resolved, or if the financial condition of Schlumberger’s customers were to deteriorate resulting in an impairment of their ability to make payments.

In April 2016, Schlumberger announced that it would reduce its activity in Venezuela to align operations with cash collections as a result of insufficient payments received in recent quarters.  As of June 30, 2017 Schlumberger’s net accounts receivable balance in Venezuela was approximately $0.5 billion, which excludes the $0.2 billion carrying value of the promissory notes described in Note 2 to the Consolidated Financial Statements.

Schlumberger continues to experience payment delays from certain other customers as well, primarily a result of the impact of lower oil prices in the oil and gas industry.  In this regard, included in Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet as of June 30, 2017 is approximately $1.1 billion of receivables relating to Ecuador.

Schlumberger’s receivables from its primary customers in Venezuela and Ecuador are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to these customers.

During weak economic environments or when there is an extended period of weakness in oil and gas prices, Schlumberger typically experiences delays in the payment of its receivables.  However, Schlumberger has not had material write-offs due to uncollectible accounts receivable over the recent industry downturn.  Schlumberger operates in more than 85 countries.  As a large multinational company with a long history of operating in a cyclical industry, Schlumberger has extensive experience in working with its customers during difficult times to manage its accounts receivable.  At June 30, 2017, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only two (the United States and Ecuador) accounted for greater than 10% of such receivables.

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

Cash flow from operations for the six months ended June 30, 2017 decreased by approximately $1.3 billion.  This decrease was primarily driven by the delays in collecting certain receivables combined with the effects of the impact of the activity growth experienced during the second quarter of 2017, as well as expected future growth.

As of June 30, 2017, Schlumberger had $6.2 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.6 billion with commercial banks, of which $3.5 billion was available and unused as of June 30, 2017.  The $6.6 billion of committed debt facility agreements included $6.3 billion of committed facilities that support commercial paper programs.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at June 30, 2017 were $3.0 billion.

FORWARD-LOOKING STATEMENTS

This Form 10-Q as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to integrate the Cameron business and to realize expected synergies; the inability to retain key employees; and other risks and uncertainties detailed in this second-quarter 2017 Form 10-Q and our most recent Form 10-K, and Forms 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On July 18, 2013, the Board approved a $10 billion share repurchase program for shares of Schlumberger common stock, to be completed at the latest by June 30, 2018.  This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  This new program took effect once the July 18, 2013 program was exhausted.

Schlumberger’s common stock repurchase activity for the three months ended June 30, 2017 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
April 2017	1,542.0	$76.83	1,542.0	$10,154,265
May 2017	2,519.2	$71.85	2,519.2	$9,973,264
June 2017	1,435.5	$68.36	1,435.5	$9,875,124
	5,496.7	$72.34	5,496.7

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

Schlumberger’s residual transactions or dealings with the government of Iran in the second quarter of 2017 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

During the fourth quarter of 2016, a non-US subsidiary entered into a memorandum of understanding (“MOU”) with NIOC relating to the non-disclosure of data required for the technical evaluation of an oilfield project.  In the first quarter of 2017, the Schlumberger subsidiary provided NIOC with written notice that it was terminating the MOU, effective March 11, 2017. The MOU did not involve the provision of services.  During the second quarter of 2017, and in furtherance of the termination of the MOU, the Schlumberger subsidiary had residual dealings with the NIOC consisting solely of the return of client data.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)
+ Exhibit 10.1—Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Appendix B of Schlumberger’s Definitive Proxy Statement filed on February 21, 2017)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income (Loss); (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q. (+) Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	July 26, 2017	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory