Form 10-Q
period 2017-09-30
SCHLUMBERGER LIMITED/NV
filed 2017-10-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,385,261,690

SCHLUMBERGER LIMITED

Third Quarter 2017 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2017	2016	2017	2016
Revenue
Services	$5,895	$5,023	$16,308	$15,741
Product sales	2,010	1,996	5,953	4,962
Total Revenue	7,905	7,019	22,261	20,703
Interest & other income	64	54	172	153
Expenses
Cost of services	4,939	4,355	13,816	13,482
Cost of sales	1,858	1,936	5,527	4,734
Research & engineering	189	253	595	750
General & administrative	115	92	323	305
Impairments & other	-	-	510	2,573
Merger & integration	49	88	213	272
Interest	142	149	422	431
Income (loss) before taxes	677	200	1,027	(1,691)
Taxes on income (loss)	121	10	269	(259)
Net income (loss)	556	190	758	(1,432)
Net income attributable to noncontrolling interests	11	14	9	50
Net income (loss) attributable to Schlumberger	$545	$176	$749	$(1,482)

Basic earnings (loss) per share of Schlumberger	$0.39	$0.13	$0.54	$(1.10)

Diluted earnings (loss) per share of Schlumberger	$0.39	$0.13	$0.54	$(1.10)

Average shares outstanding:
Basic	1,385	1,392	1,388	1,345
Assuming dilution	1,392	1,401	1,395	1,345

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2017	2016	2017	2016
Net income (loss)	$556	$190	$758	$(1,432)
Currency translation adjustments
Unrealized net change arising during the period	75	27	49	(26)
Marketable securities
Unrealized loss arising during the period	(41)	(5)	(66)	(2)
Cash flow hedges
Net gain (loss) on cash flow hedges	8	(18)	19	(86)
Reclassification to net income (loss) of net realized loss (gain)	(4)	29	4	109
Pension and other postretirement benefit plans
Actuarial loss
Amortization to net income (loss) of net actuarial loss	40	40	119	119
Prior service cost
Amortization to net income (loss) of net prior service cost	20	25	60	76
Income taxes on pension and other postretirement benefit plans	-	(6)	(2)	(20)
Comprehensive income (loss)	654	282	941	(1,262)
Comprehensive income attributable to noncontrolling interests	11	14	9	50
Comprehensive income (loss) attributable to Schlumberger	$643	$268	$932	$(1,312)

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2017	Dec. 31,
	(Unaudited)	2016
ASSETS
Current Assets
Cash	$1,690	$2,929
Short-term investments	3,262	6,328
Receivables less allowance for doubtful accounts (2017 - $321; 2016 - $397)	9,436	9,387
Inventories	4,308	4,225
Other current assets	1,218	1,058
	19,914	23,927
Fixed Income Investments, held to maturity	-	238
Investments in Affiliated Companies	1,481	1,243
Fixed Assets less accumulated depreciation	12,338	12,821
Multiclient Seismic Data	992	1,073
Goodwill	25,113	24,990
Intangible Assets	9,540	9,855
Other Assets	4,191	3,809
	$73,569	$77,956
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,715	$10,016
Estimated liability for taxes on income	1,310	1,188
Short-term borrowings and current portion of long-term debt	1,289	3,153
Dividends payable	700	702
	13,014	15,059
Long-term Debt	15,871	16,463
Postretirement Benefits	1,340	1,495
Deferred Taxes	1,893	1,880
Other Liabilities	1,441	1,530
	33,559	36,427
Equity
Common stock	12,863	12,801
Treasury stock	(3,966)	(3,550)
Retained earnings	35,136	36,470
Accumulated other comprehensive loss	(4,460)	(4,643)
Schlumberger stockholders' equity	39,573	41,078
Noncontrolling interests	437	451
	40,010	41,529
	$73,569	$77,956

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$758	$(1,432)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	723	3,144
Depreciation and amortization (1)	2,931	3,078
Pension and other postretirement benefits expense	79	139
Stock-based compensation expense	261	210
Pension and other postretirement benefits funding	(107)	(127)
Earnings of equity method investments, less dividends received	(52)	(51)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(1,049)	851
Decrease in inventories	14	556
(Increase) decrease in other current assets	(86)	241
Decrease (increase) in other assets	202	(335)
Decrease in accounts payable and accrued liabilities	(533)	(1,684)
Increase (decrease) in estimated liability for taxes on income	181	(187)
(Decrease) increase in other liabilities	(74)	40
Other	164	(195)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,412	4,248
Cash flows from investing activities:
Capital expenditures	(1,482)	(1,401)
SPM investments	(492)	(869)
Multiclient seismic data costs capitalized	(223)	(497)
Business acquisitions and investments, net of cash acquired	(382)	(2,251)
Sale of investments, net	3,310	4,439
Other	(92)	(13)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	639	(592)
Cash flows from financing activities:
Dividends paid	(2,086)	(1,951)
Proceeds from employee stock purchase plan	212	231
Proceeds from exercise of stock options	49	113
Stock repurchase program	(868)	(662)
Proceeds from issuance of long-term debt	681	3,586
Repayment of long-term debt	(2,206)	(4,749)
Net (decrease) increase in short-term borrowings	(1,110)	401
Other	17	(8)
NET CASH USED IN FINANCING ACTIVITIES	(5,311)	(3,039)
Net (decrease) increase in cash before translation effect	(1,260)	617
Translation effect on cash	21	31
Cash, beginning of period	2,929	2,793
Cash, end of period	$1,690	$3,441

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2017 – September 30, 2017	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2017	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529
Net income			749		9	758
Currency translation adjustments				49		49
Changes in unrealized gain on marketable securities				(66)		(66)
Changes in fair value of cash flow hedges				23		23
Pension and other postretirement benefit plans				177		177
Shares sold to optionees, less shares exchanged	(39)	88				49
Vesting of restricted stock	(98)	98				-
Shares issued under employee stock purchase plan	(52)	264				212
Stock repurchase program		(868)				(868)
Stock-based compensation expense	261					261
Dividends declared ($1.50 per share)			(2,083)			(2,083)
Other	(10)	2			(23)	(31)
Balance, September 30, 2017	$12,863	$(3,966)	$35,136	$(4,460)	$437	$40,010

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2016 – September 30, 2016	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2016	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905
Net loss			(1,482)		50	(1,432)
Currency translation adjustments				(26)		(26)
Changes in unrealized gain on marketable securities				(2)		(2)
Changes in fair value of cash flow hedges				23		23
Pension and other postretirement benefit plans				175		175
Shares sold to optionees, less shares exchanged	(52)	165				113
Vesting of restricted stock	(84)	84				-
Shares issued under employee stock purchase plan	(55)	286				231
Stock repurchase program		(662)				(662)
Stock-based compensation expense	210					210
Dividends declared ($1.50 per share)			(2,018)			(2,018)
Acquisition of Cameron International Corporation	103	9,924			57	10,084
Other	8	4			(39)	(27)
Balance, September 30, 2016	$12,823	$(3,571)	$37,370	$(4,388)	$340	$42,574

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2017	1,434	(43)	1,391
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(12)	(12)
Balance, September 30, 2017	1,434	(49)	1,385

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  The December 31, 2016 balance sheet information has been derived from the Schlumberger 2016 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on January 25, 2017.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  Schlumberger will adopt this ASU on January 1, 2018.  Schlumberger has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

2.   Charges and Credits

Schlumberger recorded the following charges and credits during the first nine months of 2017:

Third quarter 2017:

•

In connection with Schlumberger’s 2016 acquisition of Cameron International Corporation (“Cameron”) (See Note 4 – Acquisition of Cameron), Schlumberger recorded $49 million of charges  relating to employee benefits, facility closures and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income (Loss).

Second quarter 2017:

•

During the second quarter of 2017, Schlumberger entered into a financing agreement with its primary customer in Venezuela.  This agreement resulted in the exchange of $700 million of outstanding accounts receivable for a promissory note with a three-year term that bears interest at the rate of 6.50% per annum.  Schlumberger recorded this note at its estimated fair value on the date of the exchange, which resulted in a charge of $460 million.  Schlumberger is accounting for the promissory note as an available-for-sale security reported at fair value in Other Assets, with unrealized gains and losses included as a component of Accumulated other comprehensive loss.  The fair value of the promissory notes, which was $184 million as of September 30, 2017, is based on management’s estimate of pricing assumptions that market participants would use.

During the second quarter of 2017, Schlumberger also entered into discussions with another customer relating to certain of its outstanding accounts receivable.  As a result of these ongoing discussions, Schlumberger recorded a charge of $50 million  to adjust these receivables to their estimated net realizable value.

These charges are classified in Impairments & other in the Consolidated Statement of Income (Loss).

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $81 million of charges relating to  employee benefits, facility closures and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income (Loss).

First quarter of 2017:

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $82 million of charges relating to  employee benefits, facility closures and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income (Loss).

The following is a summary of the charges and credits recorded during the first nine months of 2017:

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Promissory note fair value adjustment and other	$510	$-	$12	$498
Merger & integration	213	44	-	169
	$723	$44	$12	$667

Schlumberger recorded the following charges and credits during the first nine months of 2016:

Third quarter of 2016:

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $88 million of charges, classified in Merger & integration in the Consolidated Statement of Income (Loss), relating to employee benefits, facility closures; and other merger and integration-related costs.  Additionally, Schlumberger recorded $149 million of charges relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, which is classified in Cost of sales in the Consolidated Statement of Income (Loss).  This amortization was historically presented as a component of Merger & integration in the prior year; however, Schlumberger reclassified this prior period item to Cost of Sales in the current year.

Second quarter of 2016:

•

As a result of the persistent unfavorable oil and gas industry market conditions that continued to deteriorate in the first half of 2016, and the related impact on 2016 first-half operating results and expected customer activity levels, Schlumberger determined that the carrying values of certain assets were no longer recoverable and took certain decisions that resulted in the following impairments and other charges, all of which are classified in Impairments & other in the Consolidated Statement of Income (Loss):

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

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $185 million of charges, classified in Merger & integration in the Consolidated Statement of Income (Loss), consisting of the following: $47 million relating to employee benefits for change-in-control arrangements and retention bonuses;  $45 million of transaction costs, including advisory and legal fees;  $40 million of facility closure costs, and $53 million of other merger and integration-related costs.  Additionally, Schlumberger recorded $150 million of charges related to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, which is classified in Cost of sales in the Consolidated Statement of Income (Loss).

There were no charges or credits recorded during the first quarter of 2016.

The following is a summary of the charges and credits recorded during the first nine months of 2016:

	(Stated in millions)

	Pretax	Tax	Net
Impairments & other
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Merger & integration
Merger-related employee benefits	93	17	76
Professional fees	45	10	35
Facility closure costs	51	13	38
Other merger and integration-related	83	11	72
Cost of sales
Amortization of inventory fair value adjustment	299	90	209
	$3,144	$492	$2,652

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2017			2016
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$545	1,385	$0.39	$176	1,392	$0.13
Assumed exercise of stock options	-	1		-	4
Unvested restricted stock	-	6		-	5
Diluted	$545	1,392	$0.39	$176	1,401	$0.13

	2017			2016
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Nine Months
Basic	$749	$1,388	$0.54	$(1,482)	$1,345	$(1.10)
Assumed exercise of stock options	-	2		-	-
Unvested restricted stock	-	5		-	-
Diluted	$749	$1,395	$0.54	$(1,482)	$1,345	$(1.10)

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2017	2016
Third Quarter	43	24
Nine Months	30	47

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

Supplemental Pro Forma Financial Information

The following supplemental pro forma results of operations assume that Cameron had been acquired as of January 1, 2015.  The supplemental pro forma financial information was prepared based on the historical financial information of Schlumberger and Cameron and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable.  The pro forma amounts reflect certain adjustments to intangible asset amortization expense, interest and income taxes resulting from purchase accounting.  The pro forma amounts also reflect adjustments to the 2016 results to exclude the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value and  other merger and integration costs of $177 million and $430 million, net of taxes, for the three and nine months ended September 30, 2016, respectively.

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

	(Stated in millions, except per share amounts)

	2016
	Third Quarter	Nine Months
Revenue	$7,019	$22,331
Net income (loss) attributable to Schlumberger	$353	$(1,028)
Diluted earnings (loss) per share	$0.25	$(0.74)

5.   Inventories

A summary of inventories, which are stated at the lower of average cost or market, follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2017	2016
Raw materials & field materials	$1,898	$1,720
Work in progress	537	610
Finished goods	1,873	1,895
	$4,308	$4,225

6.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2017	2016
Property, plant & equipment	$40,421	$40,008
Less: Accumulated depreciation	28,083	27,187
	$12,338	$12,821

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2017	2016
Third Quarter	$591	$627
Nine Months	$1,796	$2,053

7.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2017 was as follows:

(Stated in millions)

Balance at December 31, 2016	$1,073
Capitalized in period	223
Charged to expense	(304)
Balance at September 30, 2017	$992

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2017			Dec. 31, 2016
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,969	$1,053	$3,916	$4,938	$865	$4,073
Technology/technical know-how	3,661	1,019	2,642	3,655	835	2,820
Tradenames	2,847	537	2,310	2,847	458	2,389
Other	1,284	612	672	1,122	549	573
	$12,761	$3,221	$9,540	$12,562	$2,707	$9,855

Amortization expense charged to income was as follows:

(Stated in millions)

	2017	2016
Third Quarter	$165	$156
Nine Months	$501	$405

Based on the net book value of intangible assets at September 30, 2017, amortization charged to income for the subsequent five years is estimated to be: fourth quarter of 2017—$170 million; 2018—$687 million; 2019—$675 million; 2020—$628 million; 2021—$603 million; and 2022—$592 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2017	2016
Commercial paper borrowings	$2,393	$2,421
4.00% Senior Notes due 2025	1,741	1,740
3.30% Senior Notes due 2021	1,595	1,594
3.00% Senior Notes due 2020	1,593	1,591
3.65% Senior Notes due 2023	1,492	1,491
2.35% Senior Notes due 2018	1,298	1,297
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	996	996
3.63% Senior Notes due 2022	846	845
0.63% Guaranteed Notes due 2019	704	622
1.50% Guaranteed Notes due 2019	599	536
7.00% Notes due 2038	213	214
4.50% Notes due 2021	136	137
5.95% Notes due 2041	115	116
3.60% Notes due 2022	110	110
5.13% Notes due 2043	99	99
4.00% Notes due 2023	82	83
3.70% Notes due 2024	56	56
6.38% Notes due 2018	-	297
Other	703	1,118
	$15,871	$16,463

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at September 30, 2017 and December 31, 2016, was $16.2 billion and $16.8 billion, respectively.

Borrowings under the commercial paper program at September 30, 2017 were $2.4 billion, all of which was classified within Long-term Debt in the Consolidated Balance Sheet.  At December 31, 2016, borrowings under the commercial paper program were $2.6 billion, of which $2.4 billion was classified within Long-term debt and $0.2 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

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

At September 30, 2017, Schlumberger had fixed rate debt of $13.0 billion and variable rate debt of $4.2 billion after taking into account the effect of the swap.

Short-term investments were $3.3 billion at September 30, 2017.  The carrying value of these investments approximated fair value, which was estimated using quoted market prices for those or similar investments.

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

At September 30, 2017, Schlumberger recognized a cumulative net gain of $4 million in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts and foreign currency options designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At September 30, 2017, contracts were outstanding for the US dollar equivalent of $3.6 billion in various foreign currencies, of which $0.8 billion related to hedges of debt denominated in currencies other than the functional currency.

The fair values of outstanding derivative instruments were as follows:

		(Stated in millions)

	Fair Value of Derivatives		Consolidated Balance Sheet Classification
	Sept. 30,	Dec. 31,
	2017	2016
Derivative Assets
Derivatives designated as hedges:
Foreign exchange contracts	$6	$1	Other current assets

Derivatives not designated as hedges:
Foreign exchange contracts	$18	$42	Other current assets
	$24	$43
Derivative Liabilities
Derivatives designated as hedges:
Foreign exchange contracts	$1	$18	Accounts payable and accrued liabilities
Cross currency swap	44	49	Other Liabilities
	$45	$67

Derivatives not designated as hedges:
Foreign exchange contracts	$38	$59	Accounts payable and accrued liabilities
	$83	$126

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or that can be derived from, or corroborated by, observable data.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	Third Quarter		Nine Months
	2017	2016	2017	2016	Consolidated Statement of Income (Loss) Classification
Derivatives designated as fair value hedges:
Cross currency swap	$19	$5	$66	$9	Interest

Derivatives not designated as hedges:
Foreign exchange contracts	$(10)	$(28)	$(3)	$(166)	Cost of services/sales

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

12.   Segment Information

		(Stated in millions)

	Third Quarter 2017		Third Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,771	$311	$1,667	$329
Drilling	2,120	301	2,021	218
Production	2,876	283	2,104	91
Cameron	1,297	194	1,341	215
Eliminations & other	(159)	(30)	(114)	(38)
Pretax operating income		1,059		815
Corporate & other (1)		(234)		(267)
Interest income (2)		30		24
Interest expense (3)		(129)		(135)
Charges and credits (4)		(49)		(237)
	$7,905	$677	$7,019	$200

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($4 million in 2017; $7 million in 2016).

(3)   Interest expense excludes amounts which are included in the segments’ income ($13 million in 2017; $14 million in 2016).

(4)   See Note 2 – Charges and Credits.

Certain prior period items have been reclassified to conform to the current period presentation.

		(Stated in millions)

	Nine Months 2017		Nine Months 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$5,148	$891	$4,972	$930
Drilling	6,212	832	6,548	760
Production	7,559	614	6,601	379
Cameron	3,791	530	2,865	465
Eliminations & other	(449)	(101)	(283)	(72)
Pretax operating income		2,766		2,462
Corporate & other (1)		(715)		(679)
Interest income (2)		82		61
Interest expense (3)		(383)		(391)
Charges and credits (4)		(723)		(3,144)
	$22,261	$1,027	$20,703	$(1,691)

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($15 million in 2017; $20 million in 2016).

(3)   Interest expense excludes amounts which are included in the segments’ income ($39 million in 2017; $40 million in 2016).

(4)   See Note 2 – Charges and Credits.

Certain prior period items have been reclassified to conform to the current period presentation.

13.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Third Quarter				Nine Months
	2017		2016		2017		2016
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$14	$24	$16	$27	$44	$71	$47	$83
Interest cost	44	76	44	78	131	230	133	235
Expected return on plan assets	(60)	(135)	(60)	(128)	(181)	(406)	(178)	(391)
Amortization of prior service cost	3	24	3	30	9	73	9	91
Amortization of net loss	10	30	20	20	29	90	60	59
	$11	$19	$23	$27	$32	$58	$71	$77

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Third Quarter		Nine Months
	2017	2016	2017	2016
Service cost	$7	$8	$22	$23
Interest cost	11	11	35	35
Expected return on plan assets	(15)	(14)	(46)	(43)
Amortization of prior service credit	(7)	(8)	(22)	(24)
	$(4)	$(3)	$(11)	$(9)

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2017	$(2,136)	$21	$(19)	$(2,509)	$(4,643)
Other comprehensive gain (loss) before reclassifications	49	(66)	19	-	2
Amounts reclassified from accumulated other comprehensive loss	-	-	4	179	183
Income taxes	-	-	-	(2)	(2)
Net other comprehensive (loss) income	49	(66)	23	177	183
Balance, September 30, 2017	$(2,087)	$(45)	$4	$(2,332)	$(4,460)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2016	$(2,053)	$-	$(39)	$(2,466)	$(4,558)
Other comprehensive gain (loss) before reclassifications	(26)	(2)	(86)	-	(114)
Amounts reclassified from accumulated other comprehensive loss	-	-	109	195	304
Income taxes	-	-	-	(20)	(20)
Net other comprehensive income	(26)	(2)	23	175	170
Balance, September 30, 2016	$(2,079)	$(2)	$(16)	$(2,291)	$(4,388)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2017 Compared to Second Quarter 2017

		(Stated in millions)

	Third Quarter 2017		Second Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,771	$311	$1,759	$299
Drilling	2,120	301	2,107	302
Production	2,876	283	2,496	221
Cameron	1,297	194	1,265	174
Eliminations & other	(159)	(30)	(165)	(46)
Pretax operating income		1,059		950
Corporate & other (1)		(234)		(242)
Interest income (2)		30		28
Interest expense (3)		(129)		(128)
Charges and credits (4)		(49)		(591)
	$7,905	$677	$7,462	$17

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($4 million in the third quarter of 2017; $6 million in the second quarter of 2017).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in the third quarter of 2017; $14 million in the second quarter of 2017).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Reservoir Characterization Group

Reservoir Characterization Group revenue of $1.8 billion increased 1% sequentially primarily due to seasonally higher Wireline and Testing & Process activities in the Russia & Central Asia and Norway & Denmark GeoMarkets.  This increase was partially offset by lower WesternGeco multiclient license sales, which declined $55 million, following the strong sales in Mexico during the previous quarter.

Pretax operating margin of 18% was 56 basis points (bps) higher sequentially as the increased contribution from high-margin Wireline activities was offset by reduced profitability in WesternGeco due to lower multiclient sales.

Drilling Group

Drilling Group revenue of $2.1 billion increased 1% sequentially due to improved directional drilling-related revenue in North America land.

Pretax operating margin of 14% was essentially flat sequentially.

Production Group

Production Group revenue of $2.9 billion was 15% higher sequentially primarily from continued market share gains in the hydraulic fracturing market in North America land.

Pretax operating margin of 10% increased 97 bps sequentially due to increased activity and improved pricing on land in North America.

Cameron Group

Cameron Group revenue of $1.3 billion increased 3% sequentially primarily due to higher product sales in Surface Systems in North America land.

Pretax operating margin of 15% increased 116 bps sequentially, due mainly to increasing profitability on higher product sales and improved pricing in Surface Systems and Valves & Measurement in North America land.

Third Quarter 2017 Compared to Third Quarter 2016

		(Stated in millions)

	Third Quarter 2017		Third Quarter 2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,771	$311	$1,667	$329
Drilling	2,120	301	2,021	218
Production	2,876	283	2,104	91
Cameron	1,297	194	1,341	215
Eliminations & other	(159)	(30)	(114)	(38)
Pretax operating income		1,059		815
Corporate & other (1)		(234)		(267)
Interest income (2)		30		24
Interest expense (3)		(129)		(135)
Charges and credits (4)		(49)		(237)
	$7,905	$677	$7,019	$200

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($4 million in 2017; $7 million in 2016).

(3)  Interest expense excludes amounts which are included in the segments’ income ($13 million in 2017; $14 million in 2016).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Certain prior period items have been reclassified to conform to the current period presentation.

Third-quarter 2017 revenue of $7.9 billion increased 13% year-on-year. North America land rig count increased more than 90% versus the same period last year, while the international land rig count increased 3%. The North America offshore rig count decreased by 13%, while the international offshore rig count was 4% lower. Driven by the accelerated land activity growth in North America, Production Group revenue increased 37% year-on-year while Reservoir Characterization Group revenue increased by 6% due to increased Wireline activities and Testing & Process projects.  Drilling Group revenue increased by 5% and Cameron Group revenue declined 3%.

Third-quarter 2017 pretax operating margin increased 178 bps to 13% due to improved profitability in North America driven by accelerated land activity growth that benefited the Production and Drilling Groups.  As a result, Production Group pretax operating margin expanded 552 bps to 10%, while the Drilling Group increased 339 bps to 14%.  Reservoir Characterization Group pretax operating margin declined 217 bps to 18% and the Cameron Group declined 110 bps to 15%.

Reservoir Characterization Group

Third-quarter 2017 revenue of $1.8 billion increased 6% year-on-year primarily due to higher Wireline activities in North America land and Russia and increased Testing & Process revenue on projects in the Middle East & Asia Area.

Year-on-year, pretax operating margin declined 217 bps to 18% as the increased revenue was offset by higher project costs in Testing & Process.

Drilling Group

Third-quarter 2017 revenue of $2.1 billion increased 5% year-on-year primarily due to higher demand for directional drilling technologies on land in North America.

Year-on-year, pretax operating margin increased 339 bps to 14% primarily due to improved profitability in North America due to accelerated land activity and improved pricing.

Production Group

Third-quarter 2017 revenue of $2.9 billion increased 37% year-on-year, as a result of the accelerated land activity growth in North America that benefited the pressure pumping business.

Year-on-year, pretax operating margin increased 552 bps to 10% primarily as a result of improved profitability in North America due to accelerated land activity and improved pricing.

Cameron Group

Third-quarter revenue of $1.3 billion declined 3% year-on-year due to a declining backlog for the long-cycle businesses of Drilling Systems and OneSubsea.

Pretax operating margin of 15% declined 110 bps primarily due to the decline in high-margin Drilling Systems project volumes.

Nine Months 2017 Compared to Nine Months 2016

		(Stated in millions)

	Nine Months 2017		Nine Months 2016
		Income		Income
		Before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$5,148	$891	$4,972	$930
Drilling	6,212	832	6,548	760
Production	7,559	614	6,601	379
Cameron	3,791	530	2,865	465
Eliminations & other	(449)	(101)	(283)	(72)
Pretax operating income		2,766		2,462
Corporate & other (1)		(715)		(679)
Interest income (2)		82		61
Interest expense (3)		(383)		(391)
Charges and credits (4)		(723)		(3,144)
	$22,261	$1,027	$20,703	$(1,691)

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($15 million in 2017; $20 million in 2016).

(3)  Interest expense excludes amounts which are included in the segments’ income ($39 million in 2017; $40 million in 2016).

(4)  Charges and credits recorded are described in detail in Note 2 to the Consolidated Financial Statements.

Certain prior period items have been reclassified to conform to the current period presentation.

Nine-month 2017 revenue of $22.3 billion increased 8% year-on-year.  This included a full nine months of activity from the acquired Cameron businesses versus two quarters of activity for the same period in 2016.  Excluding the impact of the Cameron Group, revenue for the nine months ended September 30, 2017 increased 3% year-on-year.  The growth was primarily driven by North America where the land rig count increased 90% versus the same period last year.

Nine-month revenue for the Drilling Group declined 5% primarily driven by the 4% decline in the international rig count combined with Schlumberger’s decision in April 2016 to reduce its activities in Venezuela to align operations with cash collections. Production

Group revenue increased 15% due to the accelerated land pressure pumping activity growth in North America, while the Reservoir Characterization Group revenue improved 4%.

Nine-month 2017 pretax operating margin was essentially flat at 12%, as improved profitability in North America due to the land activity growth that benefited the Production and Drilling Groups was offset by margin declines in the Reservoir Characterization and Cameron Groups.

Reservoir Characterization Group

Nine-month 2017 revenue of $5.1 billion increased 4% year-on-year primarily due to higher WesternGeco and Testing & Process revenue on projects in the Middle East & Asia Area.

Year-on-year, pretax operating margin decreased 140 bps to 17% due to reduced profitability in Testing & Process as project costs increased.

Drilling Group

Nine-month 2017 revenue of $6.2 billion decreased 5% year-on-year primarily due to the rig count declines internationally and in offshore North America combined with pricing pressure.  Revenue also declined as a result of Schlumberger’s decision in April 2016 to reduce its activities in Venezuela to align operations with cash collections.

Year-on-year, pretax operating margin increased 178 bps to 13% primarily due to improved profitability in North America due to accelerated land activity and improved pricing. This improvement was partially offset by the negative impact of reduced activity in Venezuela.

Production Group

Nine-month 2017 revenue of $7.6 billion increased 15% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America that benefited the pressure pumping business which grew 34%. Lower Schlumberger Production Management (SPM) production levels in Ecuador partially offset the revenue increase.

Year-on-year, pretax operating margin increased 238 bps to 8% as a result of improved profitability in North America due to the accelerated land activity and improved pricing.  This was partially offset by reduced margins in SPM due to lower production in Ecuador.

Cameron Group

The Cameron Group contributed nine-month revenue of $3.8 billion.  Cameron Group revenue for the first nine months of 2016 included only two quarters of revenue following the closing of the acquisition in April 2016. Revenue in 2017 was impacted by a declining project backlog, particularly for the long-cycle businesses of Drilling Systems and OneSubsea.

Year-on-year, pretax operating margin of 14% decreased 224 bps as a result of lower Drilling Systems project volumes.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter		Nine months
	2017	2016	2017	2016
Equity in net earnings of affiliated companies	$30	$23	$75	$72
Interest income	34	31	97	81
	$64	$54	$172	$153

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2017 and 2016 were as follows:

	Third Quarter		Nine Months
	2017	2016	2017	2016
Research & engineering	2.4%	3.6%	2.7%	3.6%
General & administrative	1.5%	1.3%	1.5%	1.5%

Research & engineering costs for the third quarter of 2017 and the nine months ended September 30, 2017 have decreased as compared to the same periods in 2016 by $64 million and $155 million, respectively, as a result of cost control measures.

The effective tax rate for the third quarter of 2017 was 17.9% as compared to 5.1% for the same period of 2016. The charges described in Note 2 to the Consolidated Financial Statements decreased the effective tax rate for the third quarter of 2017 by one percentage point and by 11 percentage points for the same period of 2016. Excluding the impact of these charges, the effective tax rate increased as a result of the change in the geographic mix of earnings as Schlumberger generated a greater portion of its pretax earnings in North America during the third quarter of 2017 as compared to the same period last year.

The effective tax rate for the nine months ended September 30, 2017 was 26.2% as compared to 15.3% for the same period of 2016. The charges described in Note 2 to the Consolidated Financial Statements increased the effective tax rate for the nine months ended September 30, 2017 by eight percentage points and decreased the effective tax rate by one percentage point for the same period of 2016. Excluding the impact of these charges, the effective tax rate increased as a result of the change in the geographic mix of earnings as Schlumberger generated a greater portion of its pretax earnings in North America during the nine months ended September 30, 2017 as compared to the same period last year.

Charges and Credits

Schlumberger recorded charges during the first, second and third quarters of 2017 which are fully described in Note 2 to the Consolidated Financial Statements.   The following is a summary of the charges recorded during the first nine months of 2017:

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Promissory note fair value adjustment and other	$510	$-	$12	$498
Merger & integration	213	44	-	169
	$723	$44	$12	$667

During the third quarter of 2016, Schlumberger recorded $237 million of charges associated with the acquisition of Cameron.  During the second quarter of 2016, Schlumberger recorded $2.573 billion of asset impairment and workforce reduction charges and $334 million of charges associated with the acquisition of Cameron.    There were no charges or credits recorded during the first quarter of 2016.  These charges, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

	(Stated in millions)

	Pretax	Tax	Net
Impairments & other
Workforce reduction	$646	$63	$583
North America pressure pumping asset impairments	209	67	142
Facilities impairments	165	58	107
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
Multiclient seismic data impairment	198	62	136
Other restructuring charges	55	-	55
Merger & integration
Merger-related employee benefits	93	17	76
Professional fees	45	10	35
Facility closure costs	51	13	38
Other merger and integration-related	83	11	72
Cost of sales
Amortization of inventory fair value adjustment	299	90	209
	$3,144	$492	$2,652

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity	2017	2016	2016
Cash	$1,690	$3,441	$2,929
Short-term investments	3,262	7,315	6,328
Fixed income investments, held to maturity	-	354	238
Short-term borrowings and current portion of long-term debt	(1,289)	(3,739)	(3,153)
Long-term debt	(15,871)	(17,538)	(16,463)
Net debt (1)	$(12,208)	$(10,167)	$(10,121)

Changes in Liquidity:	Nine Months Ended Sept. 30,
	2017	2016
Net income (loss)	$758	$(1,432)
Impairment and other charges	723	3,144
Depreciation and amortization (2)	2,931	3,078
Earnings of equity method investments, less dividends received	(52)	(51)
Pension and other postretirement benefits expense	79	139
Stock-based compensation expense	261	210
Pension and other postretirement benefits funding	(107)	(127)
Increase in working capital (3)	(1,473)	(223)
US federal tax refund	685	-
Other	(393)	(490)
Cash flow from operations	3,412	4,248
Capital expenditures	(1,482)	(1,401)
SPM investments	(492)	(869)
Multiclient seismic data costs capitalized	(223)	(497)
Free cash flow (4)	1,215	1,481
Dividends paid	(2,086)	(1,951)
Proceeds from employee stock plans	261	344
Stock repurchase program	(868)	(662)
	(1,478)	(788)
Business acquisitions and investments, net of cash acquired plus debt assumed	(382)	(3,866)
Other	(227)	34
Increase in net debt	(2,087)	(4,620)
Net debt, beginning of period	(10,121)	(5,547)
Net debt, end of period	$(12,208)	$(10,167)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $347 million and $770 million during the nine months ended September 30, 2017 and 2016, respectively.
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

 Key liquidity events during the first nine months of 2017 and 2016 included:

•

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018.  This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $223 million of shares under the new program as of September 30, 2017.

The following table summarizes the activity under these share repurchase programs:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2017	$868	11.7	$74.21
Nine months ended September 30, 2016	$662	9.5	$69.64

•

Capital expenditures were $1.5 billion during the first nine months of 2017 compared to $1.4 billion during the first nine months of 2016.  Capital expenditures for full-year 2017 are expected to be approximately $2.1 billion as compared to expenditures of $2.1 billion in 2016.

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

During weak economic environments or when there is an extended period of weakness in oil and gas prices, Schlumberger typically experiences delays in the payment of its receivables.  However, Schlumberger has not had material write-offs due to uncollectible accounts receivable over the recent industry downturn.  Schlumberger operates in more than 85 countries.  As a large multinational company with a long history of operating in a cyclical industry, Schlumberger has extensive experience in working with its customers during difficult times to manage its accounts receivable.  As of September 30, 2017, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only two (the United States and Ecuador) accounted for greater than 10% of such receivables.

In April 2016, Schlumberger announced that it would reduce its activity in Venezuela to align operations with cash collections as a result of insufficient payments received in recent quarters.  As of September 30, 2017, Schlumberger’s net accounts receivable balance in Venezuela was approximately $0.5 billion, which excludes the $0.2 billion of the promissory notes described below.

Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of September 30, 2017 is approximately $1.1 billion of receivables relating to Ecuador.

Schlumberger’s receivables from its primary customers in Venezuela and Ecuador are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to these customers.

During October 2017, Schlumberger reached an agreement to settle its overdue receivables in Ecuador.

During the second quarter of 2017, Schlumberger entered into a financing agreement with its primary customer in Venezuela.  This agreement resulted in the exchange of $700 million of outstanding accounts receivable for promissory notes with a three-year term that bear interest at the rate of 6.50% per annum.  Schlumberger recorded these notes at their estimated fair value on the date of the exchange, which resulted in a pretax and after-tax charge of $460 million.  As a result, the cost basis of the promissory note is $240 million.  Schlumberger is accounting for the promissory notes as available-for-sale securities reported at fair value in Other Assets, with unrealized gains and losses included as a component of Accumulated other comprehensive loss.  The fair value of the promissory notes, which is based on management’s estimate of the pricing assumptions that market participants would use, was $184 million at September 30, 2017.  If Schlumberger were to conclude that these securities were other-than-temporarily impaired, it would be required to write-down its cost basis to fair value and record a corresponding charge to earnings.

Schlumberger’s judgment regarding the collectibility of its receivables and promissory notes in Venezuela is sensitive to the political and economic conditions in the country.  If conditions in Venezuela worsen, Schlumberger may be required to record adjustments to the carrying value of these assets.

Cash flow from operations for the nine months ended September 30, 2017 decreased by approximately $0.8 billion as compared to the same period in 2016.  This decrease was primarily driven by delays in collecting certain receivables combined with the working capital effects of the activity growth experienced during the nine months ended September 30, 2017.  These effects were partially offset by the collection of a US federal tax refund of approximately $685 million during the third quarter of 2017.

On March 24, 2017, Schlumberger and Weatherford announced an agreement to create OneStimSM, a joint venture to deliver completions products and services for the development of unconventional resource plays in the United States and Canada land markets.  The joint venture will offer one of the broadest multistage completions portfolios in the market combined with one of the largest hydraulic fracturing fleets in the industry.  Schlumberger and Weatherford will have a 70%/30% ownership of the joint venture, respectively.  The transaction is expected to close in the fourth quarter of 2017 and is subject to regulatory approvals and other customary closing conditions.  Under the terms of the formation agreement, Schlumberger and Weatherford will contribute all their respective North America land hydraulic fracturing pressure pumping assets, multistage completions, and pump-down perforating businesses.  Subject to the terms of the agreement, Schlumberger will also make a cash payment of up to $535 million to Weatherford.  Schlumberger will manage the joint venture and consolidate it for financial reporting purposes.

In October 2017, Schlumberger announced that it and Torxen Energy have entered into a definitive agreement for the purchase of the Palliser Block located in Alberta, Canada, from Cenovus Energy, an integrated Canadian oil company, for cash consideration of approximately $1 billion.  Under the agreement, which is subject to customary closing conditions, Schlumberger will be the majority non-operating owner and Torxen Energy will be the operator.

As of September 30, 2017, Schlumberger had $5.0 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.6 billion with commercial banks, of which $4.2 billion was available and unused as of September 30, 2017.  The $6.6 billion of committed debt facility agreements included $6.3 billion of committed facilities that support commercial paper programs.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at September 30, 2017 were $2.4 billion.

FORWARD-LOOKING STATEMENTS

This Form 10-Q as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the anticipated benefits of the Cameron transaction; the success of Schlumberger’s SPM projects, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to retain key employees; and other risks and uncertainties detailed in this third-quarter 2017 Form 10-Q and our most recent Form 10-K, and Forms 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Schlumberger’s common stock repurchase activity for the three months ended September 30, 2017 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
July 2017	815.0	$66.22	815.0	$9,821,155
August 2017	352.7	$65.27	352.7	$9,798,137
September 2017	316.2	$66.42	316.2	$9,777,135
	1,483.9	$66.04	1,483.9

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

Schlumberger’s residual transactions or dealings with the government of Iran in the third quarter of 2017 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

At Schlumberger’s 2017 Annual General Meeting of Stockholders, Schlumberger’s stockholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on executive compensation (say on pay). As previously reported, the Board views an annual advisory vote on executive compensation as the most appropriate option, and a majority of the votes cast on the frequency proposal supported the Board’s recommendation of holding an advisory vote to approve executive compensation on an annual basis. Accordingly, Schlumberger will hold an annual advisory vote to approve executive compensation.

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income (Loss); (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q. (+) Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	October 25, 2017	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory