Form 10-K
period 2017-12-31
SCHLUMBERGER LIMITED/NV
filed 2018-01-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $91.07 billion.

As of December 31, 2017, the number of shares of common stock outstanding was 1,383,932,776.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Schlumberger’s definitive proxy statement for its 2018 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017 (the “2018 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading provider of technology for reservoir characterization, drilling, production and processing to the oil and gas industry.  Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, today Schlumberger supplies the industry’s most comprehensive range of products and services, from exploration through production, and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance.  As of December 31, 2017, the Company employed approximately 100,000 people of over 140 nationalities operating in more than 85 countries. Schlumberger has executive offices in Paris, Houston, London and The Hague.

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

The Groups are as follows:

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources.  These include WesternGeco®, Wireline, Testing Services, OneSurfaceSM, Software Integrated Solutions (SIS) and Integrated Services Management (ISM).

•

WesternGeco is a leading geophysical services supplier, providing comprehensive worldwide reservoir interpretation and data processing services. It provides a highly efficient and scientifically advanced imaging platform to its customers. Through access to the industry’s global marine fleet, it provides accurate measurements and images of subsurface geology and rock properties for multiclient surveys. WesternGeco offers the industry’s most extensive multiclient library.

•

Wireline provides the information necessary to evaluate subsurface formation rocks and fluids to plan and monitor well construction, and to monitor and evaluate well production.  Wireline offers both openhole and cased-hole services including wireline perforating. Slickline services provide downhole mechanical well intervention.

•

Testing Services provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. Testing has a network of laboratories that conduct rock and fluid characterization. Testing also provides tubing-conveyed perforating services.

•	OneSurface provides a unique, reservoir-driven, fit-for-purpose integrated production system for accelerating first oil and gas and maximizing project economics.

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

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Drilling Tools, M-I SWACO®, Drilling & Measurements, Land Rigs and Integrated Drilling Services (“IDS”).

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

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, OneStimSM, Completions, Artificial Lift, Integrated Production Services (“IPS”) and Schlumberger Production Management (“SPM”).

•

Well Services provides services used during oil and gas well drilling and completion as well as those used to maintain optimal production throughout the life of a well. Such services include pressure pumping, well cementing and stimulation, and coiled tubing equipment for downhole mechanical well intervention, reservoir monitoring and downhole data acquisition.

•

OneStim provides a low cost-to-serve and highly competitive service delivery platform in North America’s unconventional plays. The services include hydraulic fracturing, multistage completions, perforating, coiled tubing equipment and services for downhole mechanical well intervention, and a vertically integrated product and logistics organization.

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

SPM creates alignment between Schlumberger and the asset holder and/or the operator whereby Schlumberger receives remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of customer assets under long-term agreements.    Schlumberger will invest its own services and products, and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products.  Instead, Schlumberger is generally compensated based upon cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based upon incremental production that it helps deliver above a mutually agreed baseline.  SPM represented less than 5% of Schlumberger’s consolidated revenue for the year ended December 31, 2017.

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

Schlumberger’s business is also reported through four geographic areas: North America, Latin America, Europe/CIS/Africa and Middle East & Asia.  Within these geographic areas, a network of GeoMarket* regions provides logistical, technical and commercial coordination.

The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions.  The GeoMarkets are responsible for providing the most efficient and cost-effective support possible to the operations.

Schlumberger primarily uses its own personnel to market its offerings.  The customer base, business risks and opportunities for growth are essentially uniform across all services and products.  Manufacturing and engineering facilities as well as research centers are shared, and the labor force is interchangeable.  Technological innovation, quality of service and price differentiation are the principal methods of competition, which vary geographically with respect to the different services and products offered.  While Schlumberger has numerous competitors, both large and small, Schlumberger believes that it is an industry leader in providing geophysical equipment and  services, wireline logging, well production testing, exploration and production software, rig equipment, surface equipment, subsea equipment, artificial lift, hydraulic fracturing, cementing, coiled-tubing services, drilling and completion fluids, solids control and waste management, drilling pressure control, drill bits, measurement-while-drilling, logging-while-drilling, directional-drilling services, and surface data (mud) logging.

GENERAL

Intellectual Property

Schlumberger owns and controls a variety of intellectual property, including but not limited to patents, proprietary information and software tools and applications that, in the aggregate, are material to Schlumberger’s business. While Schlumberger seeks and holds numerous patents covering various products and processes, no particular patent or group of patents is material to Schlumberger’s business.

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of oilfield services. For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions that can temporarily reduce levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns for multiclient data, software and other oilfield services and products generally result in higher activity in the fourth quarter of each year as clients seek to utilize their annual budgets.

Customers and Backlog of Orders

For the year ended December 31, 2017, no single customer exceeded 10% of consolidated revenue. Other than WesternGeco, OneSubsea and Drilling Systems businesses, Schlumberger has no significant backlog due to the nature of its businesses. The WesternGeco backlog was $0.4 billion at December 31, 2017 (all of which is expected to be recognized as revenue in 2018) and $0.8 billion at December 31, 2016.  The combined backlog of the OneSubsea and Drilling Systems businesses was $2.5 billion at December 31, 2017 (of which approximately 50% is expected to be recognized as revenue during 2018) and $3.1 billion at December 31, 2016.

Financial Information

Financial information by business segment and geographic area for the years ended December 31, 2017, 2016 and 2015 is provided in Note 17 of the Consolidated Financial Statements.

Executive Officers of Schlumberger

The following table sets forth, as of January 24, 2018, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience

Paal Kibsgaard	50	Chairman of the Board of Directors, since April 2015; Chief Executive Officer, since August 2011; and Director since April 2011.

Simon Ayat	63	Executive Vice President and Chief Financial Officer, since March 2007.

Alexander C. Juden	57	Secretary and General Counsel, since April 2009.

Ashok Belani	59	Executive Vice President Technology, since January 2011.

Jean-Francois Poupeau	56	Executive Vice President Corporate Engagement, since May 2017; and Executive Vice President Corporate Development and Communications, June 2012 to April 2017.

Patrick Schorn	49

Executive Vice President, New Ventures, since May 2017; President, Operations, August 2015 to May 2017; President, Operations & Integration, July 2013 to August 2015; and President, Production Group, January 2011 to June 2013.

Khaled Al Mogharbel	47	President, Eastern Hemisphere, since May 2017; President, Drilling Group, July 2013 to April 2017; and President, Middle East, August 2011 to June 2013.

Aaron Gatt Floridia	49	President, Western Hemisphere, since May 2017; Chief Commercial Officer, May 2016 to May 2017; and President, Reservoir Characterization Group, August 2011 to May 2016.

Stephane Biguet	49

Vice President Finance, since December 2017; Vice President and Treasurer, December 2016 to November 2017; Vice President Controller, Operations, August 2015 to December 2016; Vice President Controller, Operations & Integration, November 2013 to August 2015; and Vice President, Global Shared Services Organization, August 2011 to October 2013.

Pierre Chereque	63	Vice President and Director of Taxes, since June 2017; Director of Taxes, Operations July 2004 to May 2017.

Stephanie Cox	49	Vice President Human Resources, since June 2017; President, North America June 2017 to May 2017; President, Asia June 2014 to May 2016; and Vice President, Human Resources May 2009 to May 2014.

Simon Farrant	53

Vice President Investor Relations, since February 2014; Special Projects Manager, December 2013 to January 2014; and Vice President and General Manager, North Sea GeoMarket, April 2012 to November 2013.

Kevin Fyfe	44

Vice President and Controller, since October 2017; Controller, Cameron Group, January 2016 to September 2017; Vice President Finance, OneSubsea July 2013 to December 2015; and Finance Integration Manager, December 2012 to June 2013.

Hinda Gharbi	47	President, Reservoir Characterization Group, since June 2017; President, Wireline June 2013 to May 2017; and President, Asia June 2010 to June 2013.

Howard Guild	46	Chief Accounting Officer, since July 2005.

Claudia Jaramillo	45

Vice President and Treasurer, since December 2017; ERM and Treasury Manager, July 2017 to November 2017; Controller North America, July 2014 to May 2017; and Controller, Drilling and Measurements, July 2011 to June 2014.

Vijay Kasibhatla	54	Director of Mergers and Acquisitions, since January 2013.

Imran Kizilbash	51

Vice President Schlumberger Venture Fund, since December 2016; Vice President and Treasurer, November 2013 to December 2016; Controller, Operations & Integration, July 2013 to October 2013; and Controller, Operations, January 2011 to June 2013.

Saul R. Laureles	52	Director, Corporate Legal, since July 2014; Assistant Secretary, since April 2007; and Deputy General Counsel, Governance and Securities, October 2012 to June 2014.

Olivier Le Peuch	54	President, Cameron Group, since February 2017; President, Completions October 2014 to January 2017; and Vice President EMS August 2010 to September 2014.

Catherine MacGregor	45

President, Drilling Group, since May 2017; President, Reservoir Characterization Group, August 2016 to April 2017; President, Europe and Africa, July 2013 to July 2016; and Wireline President, May 2009 to June 2013.

Abdellah Merad	44

President, Production Group, since October 2017; Vice President Controller, Operations, December 2016 to April 2017; Vice President, Global Shared Services Organization, November 2013 to December 2016; GeoMarket Cost Management Project Manager, August 2013 to November 2013; and North Africa GeoMarket Manager, June 2010 to July 2013.

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

Demand for the majority of our products and services is substantially dependent on the levels of expenditures by our customers.  The oil and gas industry downturn has resulted in reduced demand for oilfield services, which has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

Demand for the majority of our products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas.  Oil and gas prices have declined significantly from their highs in 2014, resulting in lower expenditures by our customers.  During the downturn, many of our customers reduced or delayed their oil and gas exploration and production spending, reducing the demand for our products and services and exerting downward pressure on the prices that we have been able to charge.  These conditions have had, and may continue to have, an adverse impact on our financial condition, results of operations and cash flows.

Lower oil and gas prices have resulted in a reduction in cash flows for our customers. This has resulted in, and may continue to result in, project modifications, delays and cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

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

There can be no assurance that the demand or pricing for oil and natural gas will follow historic patterns or recover meaningfully in the near term.  Continued or worsening conditions in the oil and gas industry could have a further material adverse effect on our financial condition, results of operations and cash flows.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the over 85 countries in which we operate.

Our non-United States operations accounted for approximately 74% of our consolidated revenue in 2017, 80% in 2016 and 76% in 2015. Operations in countries other than the United States are subject to various risks, including:

●	volatility in political, social and economic conditions;
●	exposure to expropriation of our assets or other governmental actions;
●	social unrest, acts of terrorism, war or other armed conflict;
●	confiscatory taxation or other adverse tax policies;
●	deprivation of contract rights;
●	trade and economic sanctions or other restrictions imposed by the United States, the European Union or other countries;
●	restrictions under the United States Foreign Corrupt Practices Act (“FCPA”) or similar legislation;
●	restrictions on the repatriation of income or capital;
●	currency exchange controls;
●	inflation; and
●	currency exchange rate fluctuations and devaluations.

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

Environmental advocacy groups and regulatory agencies in the United States and other countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gasses and their potential role in climate change.  Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as government initiatives to conserve energy or promote the use of alternative energy sources, may significantly curtail demand for and production of fossil fuels such as oil and gas in areas of the world where our customers operate, and thus adversely affect future demand for our products and services.  This may, in turn, adversely affect our financial condition, results of operations and cash flows.

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

The oilfield service industry is highly competitive.  Our ability to continually provide competitive technology and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share, and negotiate acceptable contract terms with our customers.  If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in the various markets we serve, it could adversely affect our financial condition, results of operations and cash flows.

Limitations on our ability to protect our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending, or are trade secrets. Our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, which could adversely affect our financial condition, results of operations and cash flows.

We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs, and may distract management from running our business. Royalty payments under licenses from third parties, if available, would increase our costs. Additionally, developing non-infringing technologies would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

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

Cyberattacks could have a material adverse impact on our business and results of operation.

We rely heavily on information systems to conduct our business.  Although we devote significant resources to protect our systems and data, we have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material adverse impact on our systems when such incidents or attacks do occur.  If our systems for protecting against cybersecurity risks are circumvented or breached, this could result in disruptions to our business operations, access to our financial reporting systems, the loss of access to critical data or systems through ransomware or other attacks, or other loss, misuse or corruption of critical data and proprietary information, including our intellectual property and customer data.

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

PART II

Item 5. Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2017, there were 26,572 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

Common Stock, Market Prices and Dividends Declared per Share

Quarterly high and low prices for Schlumberger’s common stock as reported by the NYSE (composite transactions), together with dividends declared per share in each quarter of 2017 and 2016, were as follows:

	Price Range		Dividends
	High	Low	Declared
2017
QUARTERS
First	$87.84	$76.14	$0.50
Second	80.89	65.10	0.50
Third	70.01	62.56	0.50
Fourth	69.57	61.02	0.50
2016
QUARTERS
First	$76.16	$59.60	$0.50
Second	81.96	71.69	0.50
Third	83.97	74.33	0.50
Fourth	87.00	77.48	0.50

There are no legal restrictions on the payment of dividends or ownership or voting of such shares, except as to shares held as treasury stock. Under current legislation, stockholders are not subject to any Curaçao withholding or other Curaçao taxes attributable to the ownership of such shares.

The following graph compares the cumulative total stockholder return on Schlumberger common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2012 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

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

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2017 was as follows:

	(Stated in thousands, except per share amounts)

	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Program
October 2017	529.7	$66.44	529.7	$9,741,944
November 2017	528.6	$63.61	528.6	$9,708,321
December 2017	496.4	$64.37	496.4	$9,676,364
	1,554.7	$64.82	1,554.7

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K in order to understand factors, such as business combinations and charges and credits, which may affect the comparability of the Selected Financial Data.

	(Stated in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenue	$30,440	$27,810	$35,475	$48,580	$45,266
Income (loss) from continuing operations	$(1,505)	$(1,687)	$2,072	$5,643	$6,801
Diluted earnings (loss) per share from continuing operations	$(1.08)	$(1.24)	$1.63	$4.31	$5.10
Cash	$1,799	$2,929	$2,793	$3,130	$3,472
Short-term investments	$3,290	$6,328	$10,241	$4,371	$4,898
Working capital	$3,215	$8,868	$12,791	$10,518	$12,700
Fixed income investments, held to maturity	$-	$238	$418	$442	$363
Total assets	$71,987	$77,956	$68,005	$66,904	$67,100
Long-term debt	$14,875	$16,463	$14,442	$10,565	$10,393
Total debt	$18,199	$19,616	$18,999	$13,330	$13,176
Schlumberger stockholders' equity	$36,842	$41,078	$35,633	$37,850	$39,469
Cash dividends declared per share	$2.00	$2.00	$2.00	$1.60	$1.25

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

2017 Executive Overview

Schlumberger full-year 2017 revenue of $30.4 billion increased 9% year-on-year.  This reflects a full year of activity from the acquired Cameron businesses as compared to only three quarters of activity in 2016.  In addition to the impact of Cameron, revenue growth was driven by unconventional land resource developments in North America due to the recovery in activity combined with market share gains and improved pricing, as the oil and gas industry began to emerge from the longest and deepest downturn in 30 years.

Following two successive years of E&P investment cuts, operators increased their upstream spend in North America by more than 30% in 2017. The increase in oil price afforded by the OPEC agreement gave US producers a means to increase their investment in tight oil. However, apprehension related to growing US supply, and uncertainty surrounding the duration of OPEC and Russia led production cuts held international spending to a level 3% below 2016.

During 2017, the outlook improved for international markets, evidenced by a significant increase in the sanctioning of new projects.  The number of final investment decisions tripled in 2017 as compared to 2016, with 75% of the new projects planned for shallow and deepwater offshore environments.

After starting the year at $55 per barrel, Brent prices fell to $44 in June and then recovered to $67 by the end of the year. The price increase resulted from 2017 demand growth of 1.5 million barrels per day, and strong adherence to a production agreement between OPEC and Russia, which served to reduce oil production by an average of 1.6 million barrels per day compared to the fourth quarter of 2016. Strong demand and restricted supply accelerated the depletion of stocks as the year progressed. By September, OECD crude and product stocks had returned to 2015 levels.

As the oil market began to rebalance in 2017, replacement of conventional oil reserves remains a challenge.  In 2017, discoveries were at an all-time low due to lower exploration activity, and more than 60% of discovered resources were gas.  Oil discoveries accounted for only 3.4 billion barrels, while about 30 billion barrels of conventional oil is produced each year, representing a reserves replacement ratio of only 11%.

In the natural gas markets, low Henry Hub prices and flat domestic consumption allowed the US to transition from importer to exporter of natural gas for the first time since 1957, and Liquified Natural Gas was the enabler. Global LNG trading increased 11% year-on-year driven by demand in Asia. LNG supply growth was also strong, with the addition of six new liquefaction trains in 2017. In today's well-supplied market, both producers and consumers are reluctant to invest in new projects. While the short-term market outlook remains challenged, strong longer-term demand growth signals a future need for new LNG supply capacity.

Schlumberger’s financial performance in 2017 was driven by land activity in North America, where revenue increased over 80% in line with the average rig count increase.  Continued expansion of Schlumberger’s hydraulic fracturing presence in North America resulted in additional fleet redeployments, which benefited the Production Group.  Drilling Group revenue in North America land increased due to the continuing high demand for longer horizontal lateral sections in shale oil wells.  Increased Cameron Surface and Drilling Systems product sales and services also contributed to the strong financial performance in North America.  North America revenue, including offshore, grew 42% year-on-year.

International revenue decreased 2% as compared to 2016.  This decline was driven by soft demand for exploration and development-related products and services as E&P budgets remained tight.  Activity in Latin American decreased due to Schlumberger’s decision to align operations with cash collections in Venezuela.  Robust activity in the Middle East and Russia, driven by integrated drilling and production projects, as well as an additional quarter of activity from the acquired Cameron businesses partially offset these decreases.

During the past three years of unprecedented market downturn, Schlumberger has proactively sought to strengthen its technology offering and presence in key markets around the world.  The most recent example is the expansion of its hydraulic fracturing presence in North America land through the purchase of the US fracturing and pump-down perforating businesses from Weatherford.  In line with the challenging business environment, over the same period Schlumberger has restructured all relevant parts of the company, in terms of both size and organizational structure, to maximize its market competitiveness and operational agility.

With the significant changes seen in customer priorities and buying habits in recent years, Schlumberger has continued to evaluate the present and future return prospects for all of its product lines, as it seeks to maximize its long-term financial performance.  Based on this in-depth analysis, Schlumberger identified the seismic acquisition business as the only product line that does not meet Schlumberger’s return expectations going forward, even after factoring in an eventual market recovery.  Schlumberger has, therefore, taken the difficult decision to exit the marine and land seismic acquisition market and instead operate the WesternGeco product line as an asset-light business, built on its leading position within multiclient, data processing and geophysical interpretation.

Looking at the oil market, the strong growth in demand is projected to continue in 2018, on the back of a robust global economy.  On the supply side, the extension of the OPEC- and Russia-led production cuts is already translating into higher-than-expected inventory draws. In North America, 2018 shale oil production is set for another year of strong growth, as the positive oil market sentiments will likely increase both investment appetite and availability of financing.  At the same time, the production base in the rest of the world is showing fatigue after three years of unprecedented under-investment.  The underlying signs of weakness will likely become more evident in the coming year, as the production additions from investments made in the previous upcycle start to noticeably fall off.  Taken together, this means the oil market is now in balance and the previous over-supply discount is gradually being replaced by a market tightness premium, which makes Schlumberger increasingly positive on the global outlook for its business.

These positive oil market sentiments are reflected in third-party E&P spend surveys that predict 15-20% growth in North American investments in 2018, while the international market is expected to grow for the first time in four years, with a projected 5% increase in spend.  As a result, as Schlumberger enters the first year of expected growth in all parts of its global operations since 2014, there is a renewed excitement and enthusiasm throughout the organization, and Schlumberger remains committed to delivering market-leading products and services to its customers and superior returns to its shareholders.

Full-Year 2017 Results

		(Stated in millions)

	2017		2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$6,786	$1,251	$6,648	$1,249
Drilling	8,392	1,151	8,561	994
Production	10,639	928	8,804	507
Cameron	5,205	733	4,211	653
Eliminations & other	(582)	(142)	(414)	(130)
Pretax operating income		3,921		3,273
Corporate & other (1)		(934)		(925)
Interest income (2)		107		84
Interest expense (3)		(513)		(517)
Charges & credits (4)		(3,764)		(3,820)
	$30,440	$(1,183)	$27,810	$(1,905)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  Full-year 2017 and 2016 include $252 million and $189 million, respectively, of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron, which was completed on April 1, 2016.

(2)	Excludes interest income included in the segments’ income (2017: $21 million; 2016: $26 million).
(3)	Excludes interest expense included in the segments’ income (2017: $52 million; 2016: $53 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2017 revenue of $30.4 billion increased 9% year-on-year.  This included a full year of activity from the acquired Cameron businesses versus nine months of activity for the same period in 2016.  Excluding the impact of the Cameron Group, revenue increased 7% year-on-year.  The growth was primarily driven by North America, where the land rig count increased more than 80% versus the same period last year.

Full-year revenue for the Drilling Group declined 2% primarily driven by the 8% decline in offshore rig count combined with Schlumberger’s decision in April 2016 to reduce its activities in Venezuela to align operations with cash collections. Production

Group revenue increased 21% due to the accelerated land pressure pumping activity growth in North America, while the Reservoir Characterization Group revenue improved 2%.

Full-year 2017 pretax operating margin was expanded 111 basis points (“bps”) to 13%, as improved profitability in North America due to the land activity growth that benefited the Production and Drilling Groups was offset by margin declines in the Reservoir Characterization and Cameron Groups.

Reservoir Characterization Group

Full-year 2017 revenue of $6.8 billion increased 2% year-on-year primarily due to higher WesternGeco and Wireline revenue on projects in the Middle East & Asia Area, North America land, Russia and Mexico.

Year-on-year, pretax operating margin was essentially flat at 18%.

Drilling Group

Full-year 2017 revenue of $8.4 billion decreased 2% year-on-year primarily due to the rig count declines internationally and in offshore North America combined with pricing pressure.  Revenue also declined as a result of Schlumberger’s decision in April 2016 to reduce its activities in Venezuela to align operations with cash collections.

Year-on-year, pretax operating margin increased 210 bps to 14% primarily due to improved profitability in North America due to accelerated land activity and improved pricing. This improvement was partially offset by the negative impact of reduced activity in Venezuela.

Production Group

Full-year 2017 revenue of $10.6 billion increased 21% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America that benefited the pressure pumping business which grew 44%. Lower Schlumberger Production Management (SPM) production levels in Ecuador partially offset the revenue increase.

Year-on-year, pretax operating margin increased 297 bps to 9% as a result of improved profitability in North America due to the accelerated land activity and improved pricing.  This was partially offset by reduced margins in SPM due to lower production in Ecuador.

Cameron Group

The Cameron Group contributed full-year revenue of $5.2 billion.  Cameron Group revenue for 2016 included only nine months of revenue following the closing of the acquisition in April 2016. Revenue in 2017 was impacted by a declining project backlog, particularly for the long-cycle businesses of Drilling Systems and OneSubsea.

Year-on-year, pretax operating margin of 14% decreased 142 bps as a result of lower Drilling Systems project volumes.

Full-Year 2016 Results

		(Stated in millions)

	2016		2015
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$6,648	$1,249	$9,501	$2,450
Drilling	8,561	994	13,563	2,538
Production	8,804	507	12,548	1,585
Cameron	4,211	653	-	-
Eliminations & other	(414)	(130)	(137)	(63)
Pretax operating income		3,273		6,510
Corporate & other (1)		(925)		(768)
Interest income (2)		84		30
Interest expense (3)		(517)		(316)
Charges & credits (4)		(3,820)		(2,575)
	$27,810	$(1,905)	$35,475	$2,881

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

Full-year 2016 revenue of $27.8 billion decreased 22% year-on-year.  This included nine months of activity from the Cameron Group, which contributed $4.2 billion of revenue.

Full-year 2016 revenue from both the Reservoir Characterization and Production Groups declined by 30%, as a result of lower demand for exploration- and development-related products and services as E&P budgets were further reduced.  Drilling Group revenue fell 37% due to the rig count decline in both North America and internationally.

Full-year 2016 pretax operating income margin decreased 658 bps to 12% as a result of the overall decline in activity and pervasive pricing concessions.  The margin decrease was highest in the Reservoir Characterization Group, which contracted by 699 bps to 19%.  Drilling Group pretax operating margin fell 710 bps to 12%, while the Production Group decreased 687 bps to 6%.  The Cameron Group posted a pretax margin of 16%.

Reservoir Characterization Group

Full-year 2016 revenue of $6.7 billion decreased 30% year-on-year primarily due to sustained cuts in exploration and discretionary spending.

Year-on-year, pretax operating margin decreased 699 bps to 19% due to reduced high-margin Wireline and Testing Services activities.

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

Production Group

Full-year 2016 revenue of $8.7 billion decreased 30% year-on-year with most of the decrease attributable to a decline in North America, particularly on Well Services pressure pumping technologies driven by activity declines and pricing pressure as the land rig count declined dramatically.

Year-on-year, pretax operating margin decreased 687 bps to 6% as a result of lower activity and increasing pricing pressure, which continued to impact North America land.

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

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	2017	2016	2015
Interest income	$128	$110	$52
Earnings of equity method investments	96	90	184
	$224	$200	$236

The increase in interest income in 2016 as compared to 2015 is primarily attributable to the higher cash and short-term investment balances as a result of the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015.

The decrease in earnings of equity method investments in 2016 as compared to 2015 primarily reflects the effects of the downturn in the oil and gas industry, which has negatively impacted the majority of Schlumberger’s investments in affiliates, particularly those in North America.  This decrease also reflects the fact that Schlumberger ceased recording equity income from the OneSubsea joint venture in April 2016 as a result of Schlumberger’s acquisition of Cameron.

Interest Expense

Interest expense of $566 million in 2017 was essentially flat as compared to 2016.

Interest expense of $570 million in 2016 increased by $224 million compared to 2015 primarily due to the issuance of $6.0 billion of Senior Notes during the fourth quarter of 2015 and the impact of the $3.0 billion of debt assumed in the acquisition of Cameron.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2017	2016	2015
Research & engineering	2.6%	3.6%	3.1%
General & administrative	1.4%	1.4%	1.4%

Research & engineering costs have decreased in terms of both absolute dollars and as a percentage of Revenue in 2017 as compared to 2016 as a result of cost control measures.

Although Research & engineering costs increased as a percentage of Revenue in 2016 as compared to 2015, they decreased in absolute dollar terms as a result of cost control measures that were implemented, offset in part by the impact of the Cameron acquisition.

Income Taxes

The Schlumberger effective tax rate was (27.9)% in 2017, 14.6% in 2016, and 25.9% in 2015.

The Schlumberger effective tax rate has historically been sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increased, the Schlumberger effective tax rate generally decreased. Conversely, when the percentage of pretax earnings generated outside of North America decreased, the Schlumberger effective tax rate generally increased.

The effective tax rate for each of 2017, 2016 and 2015 was significantly impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements because they were only partially tax-effective.  Excluding the impact of these charges and credits, the effective tax rate was 18.2% in 2017, 15.9% in 2016 and 20.2% in 2015.  The increase in the effective tax rate in 2017 as compared to 2016, excluding the impact of charges and credits, was primarily attributable to a change in the geographic mix of earnings as the percentage of pretax earnings generated in North America increased.  The decrease in the effective tax rate, excluding the impact of charges and credits, in 2016 as compared to 2015 was primarily attributed to the geographic mix of earnings and the favorable resolution of the tax examinations in certain jurisdictions.

As discussed in further detail in Note 3 to the Consolidated Financial Statements, on December 22, 2017 the US enacted the Tax Cuts and Jobs Act (the “Act”).  The Act, which is also commonly referred to as “US tax reform”, significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries.

Excluding the impact of any discrete items, the provisions of the Act are expected to reduce Schlumberger’s effective tax rate in 2018 by approximately 2 to 3 percentage points compared to what the rate would have otherwise been in the absence of US tax reform.  The ultimate impact on Schlumberger’s effective tax rate will largely depend on the percentage of pretax earnings that Schlumberger generates in the US as compared to the rest of the world.

Charges and Credits

Schlumberger recorded significant charges and credits during 2017, 2016 and 2015. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2017 charges and credits, of which $3.211 billion were classified as Impairments & other, $245 million were classified as Cost of sales and $308 million were classified as Merger & integration in the Consolidated Statement of Income (Loss):

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Impairment & other
WesternGeco seismic restructuring charges	$1,114	$20	$-	$1,094
Venezuela investment write-down	938	-	-	938
Promissory note fair value adjustment and other	510	-	12	498
Workforce reductions	247	13	-	234
Multiclient seismic data impairment	246	81	-	165
Other restructuring charges	156	10	22	124
Cost of sales			-	-
Provision for loss on long-term construction project	245	22	-	223
Merger & integration			-	-
Merger and integration-related costs	308	70	-	238
US tax reform charge	-	(76)	-	76
	$3,764	$140	$34	$3,590

The following is a summary of the 2016 charges and credits, of which $3.172 billion were classified as Impairments & other, $349 million were classified as Merger & integration and $299 million were classified in Cost of sales in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
Impairment & other
Workforce reductions	$880	$69	$811
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
North America pressure pumping asset impairments	209	67	142
Multiclient seismic data impairment	198	62	136
Facility impairments	165	58	107
Facility closure costs	165	40	125
Costs associated with exiting certain activities	98	23	75
Currency devaluation loss in Egypt	63	-	63
Contract termination costs	39	9	30
Other restructuring charges	55	-	55
Merger & integration
Other merger and integration-related	160	28	132
Merger-related employee benefits	83	13	70
Facility closure costs	61	13	48
Professional fees	45	10	35
Cost of sales
Amortization of inventory fair value adjustment	299	90	209
	$3,820	$583	$3,237

The following is a summary of the 2015 charges and credits, all of which were classified as Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
Workforce reductions	$920	$107	$813
Fixed asset impairments	776	141	635
Inventory write-downs	269	27	242
Impairment of SPM project	182	36	146
Facility closures	177	37	140
Geopolitical events	77	-	77
Currency devaluation loss in Venezuela	49	-	49
Contract termination costs	41	2	39
Other	84	7	77
	$2,575	$357	$2,218

Liquidity and Capital Resources

Schlumberger had total Cash, Short-term investments and Fixed income investments, held to maturity of $5.1 billion, $9.5 billion and $13.5 billion at December 31, 2017, 2016 and 2015, respectively.  Total debt was $18.2 billion, $19.6 billion and $19.0 billion at December 31, 2017, 2016 and 2015, respectively.

Details of the components of liquidity as well as changes in liquidity follows:

	(Stated in millions)

	Dec. 31,	Dec. 31,	Dec. 31,
Components of Liquidity:	2017	2016	2015
Cash	$1,799	$2,929	$2,793
Short-term investments	3,290	6,328	10,241
Fixed income investments, held to maturity	-	238	418
Short-term borrowings and current portion of long-term debt	(3,324)	(3,153)	(4,557)
Long-term debt	(14,875)	(16,463)	(14,442)
Net debt (1)	$(13,110)	$(10,121)	$(5,547)

Changes in Liquidity:	2017	2016	2015
Income (loss) from continuing operations before noncontrolling interests	$(1,513)	$(1,627)	$2,135
Impairments and other charges	3,764	3,820	2,575
Depreciation and amortization (2)	3,837	4,094	4,078
Earnings of equity method investments, less dividends received	(56)	(60)	(125)
Pension and other postretirement benefits expense	104	187	438
Stock-based compensation expense	343	267	326
Pension and other postretirement benefits funding	(133)	(174)	(346)
Decrease (increase) in working capital (3)	(823)	416	(478)
US Federal tax refund	685	-	-
Other	(545)	(662)	202
Cash flow from operations	5,663	6,261	8,805
Capital expenditures	(2,107)	(2,055)	(2,410)
SPM investments	(1,609)	(1,031)	(953)
Multiclient seismic data capitalized	(276)	(630)	(486)
Free cash flow (4)	1,671	2,545	4,956
Dividends paid	(2,778)	(2,647)	(2,419)
Proceeds from employee stock plans	(969)	415	448
Stock repurchase program	297	(778)	(2,182)
	(1,779)	(465)	803
Business acquisitions and investments, net of cash acquired plus debt assumed	(847)	(4,022)	(478)
Discontinued operations - settlement with U.S. Department of Justice	-	-	(233)
Other	(363)	(87)	(252)
Increase in Net Debt	(2,989)	(4,574)	(160)
Net Debt, Beginning of period	(10,121)	(5,547)	(5,387)
Net Debt, End of period	$(13,110)	$(10,121)	$(5,547)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $455 during 2017, $850 million during 2016 and $810 million during 2015.
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

Key liquidity events during 2017, 2016 and 2015 included:

•

Cash flow from operations was $5.7 billion in 2017, $6.3 billion in 2016 and $8.8 billion in 2015.  The decrease in operating cash flows for each of the last two years is largely attributable to lower earnings before non-cash charges and credits and depreciation and amortization expense.

•

Schlumberger paid $2.8 billion of cash in connection with its acquisition of Cameron.  Additionally, as a result of the acquisition of Cameron, Schlumberger assumed $3.0 billion of debt (including a $244 million adjustment to increase Cameron’s long-term fixed rate debt to its estimated fair value) and acquired $2.2 billion of cash and short-term investments.

•	During the second quarter of 2016, Schlumberger repurchased approximately $1.4 billion of Cameron’s long-term fixed-rate debt.
•

In connection with Schlumberger’s acquisition of Cameron, Cameron merged with Schlumberger Holdings Corporation (“SHC”), an indirect wholly-owned United States subsidiary of Schlumberger. Under the terms of the agreement, Cameron shareholders received 0.716 shares of Schlumberger Limited common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding. In connection with this transaction, SHC acquired approximately 138 million shares of common stock from Schlumberger Limited and transferred those shares to Cameron’s shareholders.

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
•

On July 18, 2013, the Board approved a new $10 billion share repurchase program to be completed at the latest by June 30, 2018. This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $324 million under the new program as of December 31, 2017.

The following table summarizes the activity under this share repurchase program during 2017, 2016 and 2015:

(Stated in thousands, except per share amounts)

	Total Cost	Total Number	Average Price
	of Shares	of Shares	Paid per
	Purchased	Purchased	Share
2017	$968,676	13,249.7	$73.11
2016	$778,018	10,988.5	$70.80
2015	$2,182,180	26,751.0	$81.57

•	Dividends paid during 2017, 2016 and 2015 were $2.8 billion, $2.6 billion and $2.4 billion, respectively.

•	Capital expenditures were $2.1 billion in 2017, $2.1 billion in 2016 and $2.4 billion in 2015. Capital expenditures are expected to be approximately $2.1 billion in 2018.
•	During the fourth quarter of 2017, Schlumberger issued $0.5 billion of 2.20% Guaranteed Notes due 2020 and $0.6 billion of 2.65% Guaranteed Notes due 2022.
●

During 2017, 2016 and 2015 Schlumberger made contributions of $133 million, $174 million and $346 million, respectively, to its postretirement benefit plans. The US pension plans were 88% funded at December 31, 2017 and 85% funded at December 31, 2016 based on the projected benefit obligation.

Schlumberger’s international defined benefit pension plans were a combined 97% funded at December 31, 2017 based on the projected benefit obligation. This compares to 92% funded at December 31, 2016.

Schlumberger expects to contribute approximately $125 million to its postretirement benefit plans in 2018, subject to market and business conditions.

•

The increase in SPM investments in 2017 as compared to 2016 is primarily attributable to the purchase of a majority non-operating interest in the Palliser Block, located in Alberta, Canada, from Cenovous Energy, an integrated Canadian oil company.

Schlumberger maintains a €5.0 billion Guaranteed Euro Medium Term Note program.  This program provides for the issuance of various types of debt instruments such as fixed or floating rate notes in Euro, US dollar or other currencies.  Schlumberger has issued €0.5 billion 1.50% Guaranteed Notes due 2019 under this program.

As of December 31, 2017, Schlumberger had $5.1 billion of cash and short-term investments on hand. Schlumberger also has separate committed credit facility agreements aggregating $6.6 billion with commercial banks, of which $3.6 billion was available and unused as of December 31, 2017. The $6.6 billion of committed credit facility agreements included $6.3 billion of committed facilities which support commercial paper programs. Schlumberger believes that these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $3.0 billion as of December 31, 2017 and $2.6 billion as of December 31, 2016.

Summary of Contractual Obligations

	(Stated in millions)

		Payment Period
	Total	2018	2019-2020	2021-2022	After 2022
Debt (1)	$18,199	$3,324	$4,264	$6,814	$3,797
Interest on fixed rate debt obligations (2)	2,354	446	776	474	658
Operating leases	1,432	284	447	291	410
Purchase obligations (3)	3,560	3,344	196	5	15
	$25,545	$7,398	$5,683	$7,584	$4,880
(1)	Excludes future payments for interest.
(2)	Excludes interest on $4.0 billion of variable rate debt, which had a weighted average interest rate of 2.3% as of December 31, 2017.
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

As discussed in Note 14, Income Taxes, of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2017 is approximately $1.4 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

Multiclient Seismic Data

Schlumberger capitalizes the costs associated with obtaining multiclient seismic data. The carrying value of the multiclient seismic data library at December 31, 2017 and 2016 was $727 million and $1.07 billion, respectively. Such costs are charged to Cost of services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

The carrying value of surveys is reviewed for impairment annually as well as when an event or change in circumstance indicates an impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future revenues, which involve significant judgment on the part of Schlumberger, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in Schlumberger’s estimated future cash flows could result in impairment charges in a future period. For purposes of performing the annual impairment test of the multiclient library, surveys are primarily analyzed for impairment on a survey-by-survey basis.

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

As a large multinational company with a long history of operating in a cyclical industry, Schlumberger has extensive experience in working with its customers during difficult times to manage its accounts receivable.  During weak economic environments or when there is an extended period of weakness in oil and gas prices, Schlumberger typically experiences delays in the payment of its receivables.  However, except as described below, Schlumberger has not had material write-offs due to uncollectible accounts receivable over the recent industry downturn.  Schlumberger operates in more than 85 countries.   As of December 31, 2017, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only one (the United States) accounted for greater than 10% of such receivables.

During the second quarter of 2017, Schlumberger entered into a financing agreement with its primary customer in Venezuela.  This agreement resulted in the exchange of $700 million of outstanding accounts receivable for promissory notes with a three-year term that bear interest at the rate of 6.50% per annum.  Schlumberger recorded these notes at their estimated fair value on the date of the exchange, which resulted in a pretax and after-tax charge of $460 million.  As a result, the cost basis of the promissory note was $240 million as of June 30, 2017.

In April 2016, Schlumberger announced that it was reducing its activity in Venezuela to align operations with cash collections as a result of insufficient payments on outstanding receivables.  Schlumberger also previously disclosed that its judgment regarding the collectibility of its receivables and promissory notes in Venezuela is sensitive to the political and economic conditions in the country and that, if conditions in Venezuela worsen, Schlumberger may be required to record adjustments to the carrying value of these assets.  During the fourth quarter of 2017, conditions in Venezuela further deteriorated such that Schlumberger determined it was appropriate to write-off the remaining outstanding receivable balance of approximately $469 million and record an impairment charge of $105 million related to the aforementioned promissory notes, in order to write-down the cost basis of such notes to their estimated fair value as of December 31, 2017.

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

Under generally accepted accounting principles, Schlumberger has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, Schlumberger determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if Schlumberger concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

Schlumberger has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

For purposes of performing the impairment test for goodwill, Schlumberger’s reporting units are its four Groups: Reservoir Characterization, Drilling, Production and Cameron. Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2017. Based on this assessment, Schlumberger concluded that it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

Percentage-of-Completion Revenue Recognition

Schlumberger uses the percentage-of-completion method to account for certain long-term construction-type contracts.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under the percentage-of-completion method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.

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

Approximately 7% of Schlumberger’s revenue in 2017 was recognized under the percentage-of-completion method.

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

The discount rate that Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

●	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plan was 3.70% at December 31, 2017 and 4.20% at December 31, 2016.
●	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 3.55% at December 31, 2017 and 4.13% at December 31, 2016.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plan decreased from 4.50% in 2016 to 4.20% in 2017.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans decreased from 4.36% in 2016 to 4.13% in 2017.

The expected rate of return for Schlumberger’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expected rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the United States pension plans was 7.25% in both 2017 and 2016. The weighted average expected rate of return on plan assets for the international pension plans was 7.40% in both 2017 and 2016. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2017 postretirement medical expense was 7.25% graded to 5.0% over the next nine years. The overall medical trend rate assumption utilized to determine the postretirement medical liability at December 31, 2017 was 7.25% graded to 5.0% over the next nine years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States and international pension plan:

(Stated in millions)

	Effect on 2017	Effect on
	Pretax Pension	Dec. 31, 2017
Change in Assumption	Expense	Liability
25 basis point decrease in discount rate	+$40	+$550
25 basis point increase in discount rate	-$37	-$518
25 basis point decrease in expected return on plan assets	+$27	-
25 basis point increase in expected return on plan assets	-$26	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

	Effect on 2017	Effect on
	Pretax Pension	Dec. 31, 2017
Change in Assumption	Expense	Liability
25 basis point decrease in discount rate	-	+$45
25 basis point increase in discount rate	-	-$42
100 basis point decrease per annum in medical cost trend rate	-$3	-$35
100 basis point increase per annum in medical cost trend rate	+$3	+$34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger operates in more than 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 78% of Schlumberger’s revenue in 2017 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

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

A 10% appreciation in the US dollar from the December 31, 2017 market rates would increase the unrealized value of Schlumberger’s forward contracts by $123 million.  Conversely, a 10% depreciation in the US dollar from the December 31, 2017 market rates would decrease the unrealized value of Schlumberger’s forward contracts by $74 million.  In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2017, contracts were outstanding for the US dollar equivalent of $5.0 billion in various foreign currencies of which $1.8 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2017, Schlumberger had fixed rate debt aggregating approximately $14.2 billion and variable rate debt aggregating approximately $4.0 billion, before considering the effects of cross currency swaps.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Short-term investments, which totaled approximately $3.3 billion at December 31, 2017, is comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. The average return on investments was 1.3% in 2017.

The following table reflects the carrying amounts of Schlumberger’s debt at December 31, 2017 by year of maturity:

									(Stated in millions)

	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter	Total
Fixed rate debt
2.35% Senior Notes	$1,298									$1,298
6.38% Notes	284									284
0.63% Guaranteed Notes		$712								712
1.50% Guaranteed Notes		603								603
3.00% Senior Notes			$1,593							1,593
2.20% Senior Notes			498							498
3.30% Senior Notes				$1,595						1,595
4.20% Senior Notes				1,100						1,100
4.50% Notes				135						135
2.40% Senior Notes					$996					996
3.63% Senior Notes					846					846
2.65% Senior Notes					598					598
3.60% Notes					110					110
3.65% Senior Notes						$1,492				1,492
4.00% Notes						82				82
3.70% Notes							$56			56
4.00% Senior Notes								$1,741		1,741
7.00% Notes									$212	212
5.95% Notes									115	115
5.13% Notes									99	99
Total fixed rate debt	$1,582	$1,315	$2,091	$2,830	$2,550	$1,574	$56	$1,741	$426	$14,165
Variable rate debt	1,742	147	711	1,434	-	-	-	-	-	4,034
Total	$3,324	$1,462	$2,802	$4,264	$2,550	$1,574	$56	$1,741	$426	$18,199

The fair market value of the outstanding fixed rate debt was approximately $14.5 billion as of December 31, 2017. The weighted average interest rate on the variable rate debt as of December 31, 2017 was 2.3%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the effects of U.S. tax reform; our effective tax rate; the success of Schlumberger’s SPM projects, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to retain key employees; and other risks and uncertainties detailed in the Risk Factors section of this Form 10-K and other filings that we make with the Securities and Exchange Commission.  If one or more of these or other risks or uncertainties materialize (or the consequences of such a development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements.  Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	(Stated in millions, except per share amounts)

Year Ended December 31,	2017	2016	2015
Revenue
Services	$21,927	$20,259	$31,652
Product sales	8,513	7,551	3,823
Total Revenue	30,440	27,810	35,475
Interest & other income	224	200	236
Expenses
Cost of services	18,206	17,352	25,175
Cost of sales	8,337	7,057	3,146
Research & engineering	787	1,012	1,094
General & administrative	432	403	494
Impairments & other	3,211	3,172	2,575
Merger & integration	308	349	-
Interest	566	570	346
Income (loss) before taxes	(1,183)	(1,905)	2,881
Tax expense (benefit)	330	(278)	746
Net income (loss)	(1,513)	(1,627)	2,135
Net income attributable to noncontrolling interests	(8)	60	63
Net income (loss) attributable to Schlumberger	$(1,505)	$(1,687)	$2,072

Basic earnings per share of Schlumberger	$(1.08)	$(1.24)	$1.63

Diluted earnings per share of Schlumberger	$(1.08)	$(1.24)	$1.63

Average shares outstanding:
Basic	1,388	1,357	1,267
Assuming dilution	1,388	1,357	1,275

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Stated in millions)

Year Ended December 31,	2017	2016	2015
Net income (loss)	$(1,513)	$(1,627)	$2,135
Currency translation adjustments
Unrealized net change arising during the period	(3)	(83)	(522)
Marketable securities
Unrealized gain (loss) arising during the period	(8)	21	(50)
Reclassification to net income - impairment charge	-	-	40
Cash flow hedges
Net gain (loss) on cash flow hedges	22	(101)	(178)
Reclassification to net income (loss) of net realized loss	-	121	235
Pension and other postretirement benefit plans
Actuarial gain (loss)
Actuarial gain (loss) arising during the period	134	(289)	(210)
Amortization to net income (loss) of net actuarial loss	159	157	306
Prior service cost
Amortization to net income (loss) of net prior service cost	80	102	101
Income taxes on pension and other postretirement benefit plans	(15)	(13)	(74)
Comprehensive income (loss)	(1,144)	(1,712)	1,783
Comprehensive income (loss) attributable to noncontrolling interests	(8)	60	63
Comprehensive income (loss) attributable to Schlumberger	$(1,136)	$(1,772)	$1,720

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2017	2016
ASSETS
Current Assets
Cash	$1,799	$2,929
Short-term investments	3,290	6,328
Receivables less allowance for doubtful accounts (2017 - $241; 2016 - $397)	8,084	9,387
Inventories	4,046	4,225
Other current assets	1,278	1,058
	18,497	23,927
Fixed Income Investments, held to maturity	-	238
Investments in Affiliated Companies	1,519	1,243
Fixed Assets less accumulated depreciation	11,576	12,821
Multiclient Seismic Data	727	1,073
Goodwill	25,118	24,990
Intangible Assets	9,354	9,855
Other Assets	5,196	3,809
	$71,987	$77,956
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,036	10,016
Estimated liability for taxes on income	1,223	1,188
Short-term borrowings and current portion of long-term debt	3,324	3,153
Dividends payable	699	702
	15,282	15,059
Long-term Debt	14,875	16,463
Postretirement Benefits	1,082	1,495
Deferred Taxes	1,650	1,880
Other Liabilities	1,837	1,530
	34,726	36,427
Equity
Common stock	12,975	12,801
Treasury stock	(4,049)	(3,550)
Retained earnings	32,190	36,470
Accumulated other comprehensive loss	(4,274)	(4,643)
Schlumberger stockholders' equity	36,842	41,078
Noncontrolling interests	419	451
	37,261	41,529
	$71,987	$77,956

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,513)	$(1,627)	$2,135
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	3,764	3,820	2,575
Depreciation and amortization (1)	3,837	4,094	4,078
Pension and other postretirement benefits expense	104	187	438
Stock-based compensation expense	343	267	326
Pension and other postretirement benefits funding	(133)	(174)	(346)
Earnings of equity method investments, less dividends received	(56)	(60)	(125)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(124)	1,098	2,176
Decrease in inventories	108	800	625
(Increase) decrease in other current assets	(174)	308	76
Decrease (increase) in other assets	402	(488)	16
Decrease in accounts payable and accrued liabilities	(737)	(1,680)	(2,656)
Increase (decrease) in estimated liability for taxes on income	104	(110)	(699)
(Decrease) increase in other liabilities	(28)	77	24
Other	(234)	(251)	162
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,663	6,261	8,805
Cash flows from investing activities:
Capital expenditures	(2,107)	(2,055)	(2,410)
SPM investments	(1,609)	(1,031)	(953)
Multiclient seismic data capitalized	(276)	(630)	(486)
Business acquisitions and investments, net of cash acquired	(847)	(2,398)	(443)
Sale (purchase) of investments, net	3,277	5,544	(5,848)
Other	(217)	(54)	(112)
NET CASH USED IN INVESTING ACTIVITIES	(1,779)	(624)	(10,252)
Cash flows from financing activities:
Dividends paid	(2,778)	(2,647)	(2,419)
Proceeds from employee stock purchase plan	212	231	296
Proceeds from exercise of stock options	85	184	152
Stock repurchase program	(969)	(778)	(2,182)
Proceeds from issuance of long-term debt	2,371	3,640	9,565
Repayment of long-term debt	(2,961)	(5,630)	(3,771)
Net decrease in short-term borrowings	(1,022)	(387)	(3)
Other	29	(41)	(264)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,033)	(5,428)	1,374
Cash flow used in discontinued operations - operating activities	-	-	(233)
Net (decrease) increase in cash before translation effect	(1,149)	209	(306)
Translation effect on cash	19	(73)	(31)
Cash, beginning of period	2,929	2,793	3,130
Cash, end of period	$1,799	$2,929	$2,793

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2015	$12,495	$(11,772)	$41,333	$(4,206)	$199	$38,049
Net income			2,072		63	2,135
Currency translation adjustments				(522)		(522)
Changes in unrealized gain on marketable securities				(10)		(10)
Changes in fair value of cash flow hedges				57		57
Pension and other postretirement benefit plans				123		123
Shares sold to optionees, less shares exchanged	(38)	190				152
Vesting of restricted stock	(112)	112				-
Shares issued under employee stock purchase plan	17	279				296
Stock repurchase program		(2,182)				(2,182)
Stock-based compensation expense	326					326
Dividends declared ($2.00 per share)			(2,535)			(2,535)
Other	5	1			10	16
Balance, December 31, 2015	12,693	(13,372)	40,870	(4,558)	272	35,905
Net loss			(1,687)		60	(1,627)
Currency translation adjustments				(83)		(83)
Changes in unrealized gain on marketable securities				21		21
Changes in fair value of cash flow hedges				20		20
Pension and other postretirement benefit plans				(43)		(43)
Shares sold to optionees, less shares exchanged	(82)	266				184
Vesting of restricted stock	(122)	122				-
Shares issued under employee stock purchase plan	(55)	286				231
Stock repurchase program		(778)				(778)
Stock-based compensation expense	267					267
Dividends declared ($2.00 per share)			(2,713)			(2,713)
Acquisition of Cameron International Corporation	103	9,924				10,027
Acquisition of noncontrolling interest					106	106
Other	(3)	2			13	12
Balance, December 31, 2016	12,801	(3,550)	36,470	(4,643)	451	41,529
Net loss			(1,505)		(8)	(1,513)
Currency translation adjustments				(3)		(3)
Changes in unrealized gain on marketable securities				(8)		(8)
Changes in fair value of cash flow hedges				22		22
Pension and other postretirement benefit plans				358		358
Shares sold to optionees, less shares exchanged	(10)	95				85
Vesting of restricted stock	(110)	110				-
Shares issued under employee stock purchase plan	(52)	264				212
Stock repurchase program		(969)				(969)
Stock-based compensation expense	343					343
Dividends declared ($2.00 per share)			(2,775)			(2,775)
Other	3	1			(24)	(20)
Balance, December 31, 2017	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2015	1,434	(159)	1,275
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(27)	(27)
Balance, December 31, 2015	1,434	(178)	1,256
Acquisition of Cameron International Corporation	-	138	138
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(11)	(11)
Balance, December 31, 2016	1,434	(43)	1,391
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(13)	(13)
Balance, December 31, 2017	1,434	(50)	1,384

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

Revenue is recognized for certain long-term construction-type contracts based on the percentage-of-completion method.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under the percentage-of-completion method, revenue is recognized as work progresses on each such contract.  Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Any expected losses on a project are recorded in full in the period in which they become probable.  Progress billings are generally issued upon completion of certain phases of work as stipulated in the contract.  Revenue in excess of billings is included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.  Billings and cash collections in excess of revenue recognized on contracts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

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

Short-term Investments

The Consolidated Balance Sheet reflects the Schlumberger investment portfolio separated between current and long term, based on maturity.  Short-term investments are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars and are stated at cost plus accrued interest, which approximates market.

For purposes of the Consolidated Statement of Cash Flows, Schlumberger does not consider Short-term investments to be cash equivalents.

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence, are accounted for using the equity method.  Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method.  Investments in publicly traded companies in which Schlumberger does not have significant influence are accounted for as available-for-sale marketable securities, reported at fair value with unrealized gains and losses reported as a component of Accumulated other comprehensive loss.

Equity and cost method investments as well as investments in available-for-sale marketable securities are classified as Investments in Affiliated Companies in the Consolidated Balance Sheet.

Multiclient Seismic Data

Schlumberger’s multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. Schlumberger capitalizes costs directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, under no circumstance will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

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

Schlumberger Production Management

Schlumberger Production Management (“SPM”) projects are focused on developing and managing production on behalf of Schlumberger’s clients under long-term agreements.  Schlumberger will invest its own services and products, and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products. Instead, Schlumberger is compensated based upon cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based upon incremental production it helps deliver above a mutually agreed baseline.

Revenue from SPM arrangements, which is recognized as the related production is achieved, represented less than 5% of Schlumberger’s consolidated revenue during each of 2017, 2016 and 2015.

Schlumberger capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which Schlumberger will be compensated when the related production is achieved.  These capitalized investments are amortized to the Consolidated Statement of Income (Loss) as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.  Amortization expense relating to these capitalized investments was $465 million, $449 million and $317 million in 2017, 2016 and 2015, respectively.

During 2017, Schlumberger purchased a majority non-operating interest in the Palliser Block, located in Alberta, Canada.  In connection with the initial accounting for this transaction, Schlumberger recorded a $268 million asset retirement obligation, which was included in both Other Assets and Other Liabilities in the Consolidated Balance Sheet.

The unamortized portion of Schlumberger’s investments in SPM projects was $4.065 billion and $2.458 billion at December 31, 2017 and 2016, respectively.  These amounts are included within Other Assets in Schlumberger’s Consolidated Balance Sheet.

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

Schlumberger operates in more than 85 countries and as such, its accounts receivable are spread over many countries and customers.  Accounts receivable in the United States represented approximately 23% of Schlumberger’s accounts receivable balance at December 31, 2017.  No other country accounted for greater than 10% of Schlumberger’s accounts receivable balance.

Earnings per Share

The following is a reconciliation from basic to diluted earnings (loss) per share of Schlumberger for each of the last three years:

(Stated in millions, except per share amounts)

	Net Income (Loss) Attributable to Schlumberger	Average Shares Outstanding	Earnings (Loss) per Share
2017:
Basic	$(1,505)	1,388	$(1.08)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(1,505)	1,388	$(1.08)
2016:
Basic	$(1,687)	1,357	$(1.24)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(1,687)	1,357	$(1.24)
2015:
Basic	$2,072	1,267	$1.63
Assumed exercise of stock options	-	4
Unvested restricted stock	-	4
Diluted	$2,072	1,275	$1.63

The number of outstanding employee stock options to purchase shares of Schlumberger common stock and unvested restricted stock units that were not included in the computation of diluted earnings/loss per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2017	2016	2015
Employee stock options	47	47	20
Unvested restricted stock	5	5	-

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  Schlumberger adopted this ASU on January 1, 2018.  Schlumberger has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases.  Schlumberger will adopt this ASU on January 1, 2019.  Based on its current lease portfolio, Schlumberger estimates that the adoption of this ASU will result in approximately $1.2 billion of additional assets and liabilities being reflected on its Consolidated Balance Sheet.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  Charges and Credits

Schlumberger recorded the following charges and credits during 2017, 2016 and 2015:

2017

•

During the fourth quarter of 2017, Schlumberger decided to cease all future marine seismic acquisition activities, after satisfying its remaining contractual commitments.  As a result, Schlumberger will seek to monetize its existing fleet of marine seismic vessels.  This decision resulted in a charge of $1.025 billion consisting of the following: $786 million write-down of the vessels to their estimated fair value; $78 million impairment of intangible assets; $59 million write-down of inventory, and $102 million of other related restructuring costs.  The fair value of the vessels was determined based on unobservable inputs that required significant judgments.  Schlumberger also recorded a $90 million impairment charge relating to its land seismic business.

•

As a result of the unfavorable near-term outlook for exploration spending, Schlumberger determined in the fourth quarter of 2017 that the carrying value of certain multiclient seismic data, primarily related to the US Gulf of Mexico, was impaired, resulting in a $246 million charge that was estimated based on the projected present value of future cash flows that these surveys are expected to generate.

•

During the fourth quarter of 2017, Schlumberger determined that it was appropriate to write-down its investment in Venezuela, given the recent economic and political developments in the country which have created significant uncertainties regarding recoverability.  As a result, Schlumberger recorded a charge of $938 million, reflecting $469 million of accounts receivable, a $105 million other-than-temporary impairment charge relating to the promissory notes described below,  $285 million of fixed assets and $79 million of other assets in the country.

•

During the fourth quarter of 2017, Schlumberger recorded a $245 million charge related to an estimated loss on a long-term surface facility construction project that is accounted for under the percentage-of-completion method.

•	Schlumberger recorded $156 million of other restructuring charges during the fourth quarter of 2017, primarily relating to facility and other exit costs.
•	During the fourth quarter of 2017, Schlumberger recorded a $247 million charge associated with headcount reductions primarily to further streamline its support cost structure.
•

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Act”).  The Act, which is also commonly referred to as “US tax reform”, significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries.  As a result, Schlumberger recorded a net charge of $76 million during the fourth quarter of 2017.  This amount, which is included in Tax expense (benefit) in the Consolidated Statement of Income (Loss), consists of two components: (i) a $410 million charge relating to the one-time mandatory tax on previously deferred earnings of certain non-US subsidiaries that are owned either wholly or partially by a US subsidiary of Schlumberger, and (ii) a $334 million credit resulting from the remeasurement of Schlumberger’s net deferred tax liabilities in the US based on the new lower corporate income tax rate.

Although the $76 million net charge represents what Schlumberger believes is a reasonable estimate of the impact of the income tax effects of the Act on Schlumberger’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. Once Schlumberger finalizes certain tax positions when it files its 2017 US tax return, it will be able to conclude whether any further adjustments are required to its net deferred tax liability balance in the US of $1.7 billion as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax. Any adjustments to these provisional amounts will be reported as a component of Tax expense (benefit) in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

•

During the second quarter of 2017, Schlumberger entered into a financing agreement with its primary customer in Venezuela.  This agreement resulted in the exchange of $700 million of outstanding accounts receivable for promissory notes with a three-year term that bear interest at the rate of 6.50% per annum.  Schlumberger recorded these notes at their estimated fair value on the date of the exchange, which resulted in a charge of $460 million.  Schlumberger is accounting for the promissory notes as available-for-sale securities reported at fair value in Other Assets, with unrealized gains and losses included as a component of Accumulated other comprehensive loss.  Following the $105 million other-than-temporary impairment charge described above, the new cost basis of these promissory notes is $135 million, which approximates their fair value at December 31, 2017.

•

During the second quarter of 2017, Schlumberger entered into discussions with a customer relating to certain of its outstanding accounts receivable.  As a result of these discussions, Schlumberger recorded a charge of $50 million  to adjust these receivables to their estimated net realizable value.

•

Schlumberger recorded $308 million of charges during 2017 relating to employee benefits, facility closures and other merger and integration-related costs, primarily in connection with Schlumberger’s 2016 acquisition of Cameron International Corporation (“Cameron”) (See Note 4 – Acquisitions).

The following is a summary of these charges and credits, of which $3.211 billion were classified as Impairments & other, $245 million were classified in Cost of sales and $308 million were classified as Merger & integration in the Consolidated Statement of Income (Loss).

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Impairment & other
WesternGeco seismic restructuring charges	$1,114	$20	$-	$1,094
Venezuela investment write-down	938	-	-	938
Promissory note fair value adjustment and other	510	-	12	498
Workforce reductions	247	13	-	234
Multiclient seismic data impairment	246	81	-	165
Other restructuring charges	156	10	22	124
Cost of sales			-	-
Provision for loss on long-term construction project	245	22	-	223
Merger & integration			-	-
Merger and integration-related costs	308	70	-	238
US tax reform charge	-	(76)	-	76
	$3,764	$140	$34	$3,590

2016

•

Schlumberger reduced its headcount during the second quarter of 2016 as a result of persistent unfavorable oil and gas industry market conditions and the expected impact on customer activity levels.  Schlumberger recorded a $646 million charge during the second quarter of 2016 associated with this headcount reduction.  During the fourth quarter of 2016, Schlumberger further reduced its headcount in order to streamline its support cost structure.  Schlumberger recorded an additional $234 million charge during the fourth quarter associated with these actions.

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

•

As a result of the unfavorable oil and gas industry market conditions that continued to deteriorate in the first half of 2016, and the related impact on 2016 first half operating results and expected customer activity levels, Schlumberger determined that the carrying values of certain assets were no longer recoverable and also took certain decisions that resulted in the following impairment and other charges during the second quarter of 2016:
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

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $349 million of charges, classified as Merger & integration in the Consolidated Statement of Income (Loss), consisting of the following: $83 million relating to employee benefits for change-in-control arrangements and retention bonuses; $45 million of transaction costs, including advisory and legal fees; $61 million of facility closure costs, and $160 million of other merger and integration-related costs.  Additionally, Schlumberger recorded $299 million of charges relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value, which is classified in Cost of sales in the Consolidated Statement of Income (Loss).  This amortization was presented as a component of Merger & integration in the prior year; however, Schlumberger reclassified this prior period item to Cost of sales in the current year.

The following is a summary of these charges and credits, of which $3.172 billion were classified as Impairments & other, $349 million were classified as Merger & integration and $299 million were classified in Cost of sales in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
Impairment & other
Workforce reductions	$880	$69	$811
Other fixed asset impairments	684	52	632
Inventory write-downs	616	49	567
North America pressure pumping asset impairments	209	67	142
Multiclient seismic data impairment	198	62	136
Facility impairments	165	58	107
Facility closure costs	165	40	125
Costs associated with exiting certain activities	98	23	75
Currency devaluation loss in Egypt	63	-	63
Contract termination costs	39	9	30
Other restructuring charges	55	-	55
Merger & integration
Other merger and integration-related	160	28	132
Merger-related employee benefits	83	13	70
Facility closure costs	61	13	48
Professional fees	45	10	35
Cost of sales
Amortization of inventory fair value adjustment	299	90	209
	$3,820	$583	$3,237

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
-

$182 million to reduce the carrying value of an investment in an SPM project to its estimated fair value, as a result of the decline in commodity prices and considering this project was approaching the end of its contractual term.

-	$177 million associated with certain of Schlumberger’s owned and leased facilities, including the expected sale of certain properties and the termination of certain leases.
-	$77 million relating to assets that were no longer recoverable as a result of geopolitical issues in certain countries in the Middle East.
-	$41 million relating to contract termination costs.
-

$84 million of other charges associated with then current market conditions, including $40 million relating to an other-than-temporary impairment of marketable securities and $15 million relating to the impairment of an equity-method investment.

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

The following is a summary of these charges and credits, all of which were classified as Impairments & other in the Consolidated Statement of Income (Loss):

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

Calculation of Consideration Transferred

The fair value of the consideration transferred to effect the acquisition of Cameron was as follows:

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

Certain amounts reflect rounding adjustments

Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the fair value of assets acquired and liabilities assumed in the merger.

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

Other

Schlumberger made other acquisitions and investments for cash payments, net of cash acquired, of $847 million during 2017, $407 million during 2016 and $443 million during 2015. None of these transactions were significant to Schlumberger’s consolidated financial statements, either individually or in the aggregate.

5.  Inventories

A summary of inventories, which are stated at the lower of average cost or market, follows:

(Stated in millions)

	2017	2016
Raw materials & field materials	$1,846	$1,720
Work in progress	503	610
Finished goods	1,697	1,895
	$4,046	$4,225

6. Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	2017	2016
Land	$428	$479
Buildings & improvements	5,122	4,849
Machinery & equipment	32,160	33,834
Seismic vessels	103	846
	37,813	40,008
Less: Accumulated depreciation	26,237	27,187
	$11,576	$12,821

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years. Seismic vessels are depreciated over periods ranging from 20 to 30 years.

Depreciation expense, which is recorded on a straight-line basis, was $2.3 billion, $2.7 billion and $3.2 billion in 2017, 2016 and 2015, respectively.

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

	2017	2016
Balance at beginning of year	$1,073	$1,026
Capitalized in period	276	630
Charged to expense	(377)	(385)
Impairment charge (see Note 3)	(245)	(198)
	$727	$1,073

8. Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance, January 1, 2016	$3,798	$8,584	$3,223	$-	$15,605
Acquisition of Cameron	790	1,490	1,170	5,563	9,013
Other acquisitions	79	24	242	-	345
Reallocation	146	-	-	(146)	-
Impact of changes in exchange rates	7	16	4	-	27
Balance, December 31, 2016	4,820	10,114	4,639	5,417	24,990
Acquisitions	21	3	46	24	94
Impact of changes in exchange rates	7	9	12	6	34
Balance, December 31, 2017	$4,848	$10,126	$4,697	$5,447	$25,118

9. Intangible Assets

A summary of intangible assets follows:

	(Stated in millions)

	2017			2016
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$4,832	$1,020	$3,812	$4,938	$865	$4,073
Technology/Technical Know-How	3,634	1,078	2,556	3,655	835	2,820
Tradenames	2,806	533	2,273	2,847	458	2,389
Other	1,295	582	713	1,122	549	573
	$12,567	$3,213	$9,354	$12,562	$2,707	$9,855

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $663 million in 2017, $567 million in 2016 and $354 million in 2015.

Based on the carrying value of intangible assets at December 31, 2017, amortization expense for the subsequent five years is estimated to be as follows: 2018: $677 million, 2019: $673 million, 2020: $638 million, 2021: $616 million and 2022: $608 million.

10. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2017	2016
4.00% Senior Notes due 2025	$1,741	$1,740
3.30% Senior Notes due 2021	1,595	1,594
3.00% Senior Notes due 2020	1,593	1,591
3.65% Senior Notes due 2023	1,492	1,491
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	996	996
3.63% Senior Notes due 2022	846	845
0.63% Guaranteed Notes due 2019	712	622
1.50% Guaranteed Notes due 2019 (1)	603	536
2.65% Senior Notes due 2022	598	-
2.20% Senior Notes due 2020	498	-
7.00% Notes due 2038 (2)	212	214
4.50% Notes due 2021 (2)	135	137
5.95% Notes due 2041 (2)	115	116
3.60% Notes due 2022 (2)	110	110
5.13% Notes due 2043 (2)	99	99
4.00% Notes due 2023 (2)	82	83
3.70% Notes due 2024 (2)	56	56
2.35% Senior Notes due 2018	-	1,297
6.38% Notes due 2018 (2)	-	297
Commercial paper borrowings	1,694	2,421
Other	598	1,118
	$14,875	$16,463

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

At December 31, 2017, Schlumberger had separate committed credit facility agreements aggregating $6.6 billion with commercial banks, of which $3.6 billion was available and unused. This included $6.3 billion of committed facilities which support commercial paper programs in the United States and Europe, of which $1.0 billion matures in February 2018, $1.8 billion matures in July 2018, $1.5 billion matures in November 2020, and $2.0 billion matures in February 2021. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper program at December 31, 2017 were $3.0 billion, of which $1.7 billion was classified within Long-term debt and $1.3 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.  At December 31, 2016, borrowings under the commercial paper program were $2.6 billion, of which $2.4 billion was classified within Long-term debt and $0.2 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

The weighted average interest rate on variable rate debt as of December 31, 2017 was 2.3%.

Long-term Debt as of December 31, 2017 is due as follows: $1.5 billion in 2019, $2.8 billion in 2020, $4.3 billion in 2021, $2.6 billion in 2022, $1.6 billion in 2023, $1.7 billion in 2025 and $0.4 billion thereafter.

The fair value of Schlumberger’s Long-term Debt at December 31, 2017 and December 31, 2016 was $15.2 billion and $16.8 billion, respectively, and was estimated based on quoted market prices.

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

During 2013, Schlumberger entered into a cross-currency swap for a notional amount of €0.5 billion in order to hedge changes in the fair value of Schlumberger’s €0.5 billion 1.50% Guaranteed Notes due 2019.  Under the terms of this swap, Schlumberger will receive interest at a fixed rate of 1.50% on the euro notional amount and pay interest at a floating rate of three-month LIBOR plus approximately 64 basis points on the US dollar notional amount.

During 2017, a Canadian dollar functional currency subsidiary of Schlumberger issued $1.1 billion of US dollar denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of $1.1 billion in order to hedge changes in the fair value of its $0.5 billion 2.20% Senior Notes due 2020 and its $0.6 billion 2.65% Senior Notes due 2022. These cross-currency swaps effectively convert the US dollar notes to Canadian dollar denominated debt with fixed annual interest rates of 1.97% and 2.52%, respectively.

These cross-currency swaps are designated as a fair value hedges of the underlying debt.  These derivative instruments are marked to market with gains and losses recognized currently in income to largely offset the respective gains and losses recognized on changes in the fair value of the hedged debt.

At December 31, 2017, Schlumberger had fixed rate debt aggregating $13.6 billion and variable rate debt aggregating $4.6 billion, after taking into account the effect of interest rate swaps.

Short-term investments were $3.3 billion at December 31, 2017. The carrying value of these investments approximated fair value.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in over 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 78% of Schlumberger’s revenues in 2017 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

Schlumberger is exposed to risks on future cash flows to the extent that the local currency is not the functional currency and expenses denominated in local currency are not equal to revenues denominated in local currency. Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency. Schlumberger uses foreign currency forward contracts to provide a hedge against a portion of these cash flow risks.  These contracts are accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss.  Amounts recorded in Accumulated Other Comprehensive Loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of hedging instruments, if any, is recorded directly to earnings.

At December 31, 2017, Schlumberger recognized a cumulative net $3 million gain in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income, as are changes in the fair value of the hedged item.  Transaction losses of $57 million, $93 million and $76 million, net of related hedging activities, were recognized in the Consolidated Statement of Income (Loss) in 2017, 2016 and 2015, respectively.  Included in these amounts are $63 million of losses relating to Egypt in 2016 and $49 million of losses relating to Venezuela in 2015.  See Note 3 - Charges and Credits for further details.

At December 31, 2017, contracts were outstanding for the US dollar equivalent of $5.0 billion in various foreign currencies, of which $1.8 billion relates to hedges of debt denominated in currencies other than the functional currency.

The fair value of outstanding derivatives was not material at December 31, 2017 and 2016.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income
	2017	2016	2015	Consolidated Statement of Income (Loss) Classification
Derivatives designated as fair value hedges:
Cross currency swaps	$73	$(31)	$(64)	Interest

Derivatives not designated as hedges:
Cross currency swaps	$(8)	$-	$-	Interest
Foreign exchange contracts	(26)	(246)	(154)	Cost of services/sales
	$(34)	$(246)	$(154)

12. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,383,932,776 and 1,391,475,510 shares were outstanding on December 31, 2017 and 2016, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Schlumberger Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2015	$(1,531)	$10	$(96)	$(2,589)	$(4,206)
Other comprehensive income (loss) before reclassifications	(522)	(50)	(178)	(210)	(960)
Amounts reclassified from accumulated other comprehensive loss	-	40	235	407	682
Income taxes	-	-	-	(74)	(74)
Balance, December 31, 2015	(2,053)	-	(39)	(2,466)	(4,558)
Other comprehensive income (loss) before reclassifications	(83)	21	(101)	(289)	(452)
Amounts reclassified from accumulated other comprehensive loss	-	-	121	259	380
Income taxes	-	-	-	(13)	(13)
Balance, December 31, 2016	(2,136)	21	(19)	(2,509)	(4,643)
Other comprehensive income (loss) before reclassifications	(3)	(8)	22	134	145
Amounts reclassified from accumulated other comprehensive loss	-	-	-	239	239
Income taxes	-	-	-	(15)	(15)
Balance, December 31, 2017	$(2,139)	$13	$3	$(2,151)	$(4,274)

Other comprehensive income was $369 million in 2017.  Other comprehensive loss was $85 million in 2016 and $352 billion in 2015.

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2017	2016	2015
Dividend yield	2.3%	2.7%	2.3%
Expected volatility	27%	30%	36%
Risk-free interest rate	2.4%	1.7%	1.7%
Expected option life in years	7.0	7.0	7.0
Weighted-average fair value per share	$20.85	$17.45	$25.96

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2017:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$37.85 - $67.87	5,696	4.8	$56.17	4,132	$53.91
$68.51 - $71.06	6,665	4.0	$69.93	6,008	$69.82
$72.11 - $79.85	9,107	5.5	$73.97	7,033	$73.08
$80.53 - $87.38	15,511	6.1	$84.01	7,186	$83.68
$88.61 - $114.83	10,231	6.2	$95.07	5,960	$95.32
	47,210	5.6	$79.13	30,319	$76.71

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2017 was 4.3 years.

The following table summarizes stock option activity during the years ended December 31, 2017, 2016 and 2015:

	(Shares stated in thousands)

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	46,502	$78.31	41,087	$78.73	38,583	$76.10
Granted	5,024	$86.55	7,672	$76.14	7,118	$86.86
Assumed in Cameron transaction	-	$-	3,088	$63.24	-	$-
Exercised	(1,156)	$57.87	(3,357)	$60.70	(2,561)	$60.10
Forfeited	(3,160)	$86.99	(1,988)	$84.60	(2,053)	$80.34
Outstanding at year-end	47,210	$79.13	46,502	$78.31	41,087	$78.73

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2017 was $64 million and $56 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $26 million, $45 million and $62 million, respectively.

Restricted Stock

Schlumberger grants performance share units to certain executives.  The number of shares earned is determined at the end of each performance period, which is generally three years, based on Schlumberger’s achievement of certain predefined targets as defined in the underlying performance share unit agreement.  In the event Schlumberger exceeds the predefined target, shares for up to the maximum of 250% of the target award may be awarded.  In the event Schlumberger falls below the predefined target, a reduced number of shares may be granted.  If Schlumberger falls below the threshold award performance level, no shares will be awarded.  As of December 31, 2017, 1.1 million performance share units were outstanding based assuming the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years.

Restricted stock awards generally do not pay dividends or have voting rights prior to vesting.  Accordingly, the fair value of a restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock transactions:

	(Shares stated in thousands)

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	5,112	$78.31	3,571	$85.04	4,138	$80.80
Granted	2,495	$73.09	1,678	$68.66	1,254	$82.37
Assumed in Cameron transaction	-	$-	1,824	$72.12	-	$-
Vested	(1,645)	$83.03	(1,720)	$72.64	(1,495)	$71.30
Forfeited	(534)	$80.17	(241)	$80.87	(326)	$83.86
Unvested at year-end	5,428	$72.33	5,112	$78.31	3,571	$85.04

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2017	2016	2015
Dividend yield	2.7%	2.7%	2.3%
Expected volatility	19%	25%	27%
Risk-free interest rate	1.0%	0.5%	0.2%
Weighted-average fair value per share	$9.46	$10.37	$12.45

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2017	2016	2015
Stock options	$161	$175	$176
Restricted stock	148	47	107
DSPP	34	45	43
	$343	$267	$326

At December 31, 2017, there was $485 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $246 million is expected to be recognized in 2018, $158 million in 2019, $58 million in 2020, $22 million in 2021 and $1 million in 2022.

As of December 31, 2017, approximately 45 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

14.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 40%.

Income (loss) before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2017	2016	2015
United States	$(841)	$(3,103)	$(691)
Outside United States	(342)	1,198	3,572
	$(1,183)	$(1,905)	$2,881

Schlumberger recorded pretax charges of $3.764 billion in 2017 ($533 million in the US and $3.231 billion outside the US); $3.820 billion in 2016 ($1.848 billion in the US and $1.972 billion outside the US); and $2.575 billion in 2015 ($883 million in the US and $1.692 billion outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	2017	2016
Postretirement benefits	$135	$253
Intangible assets	(2,186)	(2,869)
Investments in non-US subsidiaries	(224)	(271)
Fixed assets, net	(55)	(79)
Inventories	126	248
Other, net	554	838
	$(1,650)	$(1,880)

The above deferred tax balances at December 31, 2017 and 2016 were net of valuation allowances relating to net operating losses in certain countries of  $119 million and $97 million, respectively.

As a direct result of Schlumberger’s 2016 acquisition of Cameron, certain non-US subsidiaries of Cameron are either wholly or partially owned by a US subsidiary of Schlumberger.  As described in Note 3, Schlumberger recorded a $410 million charge relating to the one-time mandatory tax on previously deferred foreign earnings of Schlumberger’s US subsidiary.  After considering the impact of foreign tax credits and tax losses, the resulting cash tax payable as a result of the one-time mandatory tax on previously deferred foreign earnings of Schlumberger’s US subsidiary will not be significant.

Other than as described above, Schlumberger generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.  Taxes that would be incurred if the undistributed earnings of other Schlumberger subsidiaries were distributed to their ultimate parent company would not be material.

The components of Tax expense (benefit) were as follows:

(Stated in millions)

	2017	2016	2015
Current:
United States-Federal	$(170)	$(511)	$90
United States-State	57	(36)	12
Outside United States	703	648	1,085
	590	101	1,187
Deferred:
United States-Federal	$(225)	$(352)	$(356)
United States-State	4	(13)	(19)
Outside United States	(47)	(51)	(52)
Valuation allowance	8	37	(14)
	(260)	(379)	(441)
	$330	$(278)	$746

A reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate follows:

	2017	2016	2015
US federal statutory rate	35%	35%	35%
State tax	-	2	-
Non-US income taxed at different rates	(24)	(21)	(13)
Charges and credits (See Note 3)	(40)	(1)	6
Enactment of US tax reform	(6)	-	-
Other	7	-	(2)
	(28)%	15%	26%

A number of the jurisdictions in which Schlumberger operates have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audit by the tax authorities. These audits may result in assessments for additional taxes that are resolved with the tax authorities, or potentially through the courts.  Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits.  Due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2017, 2016 and 2015 is as follows:

(Stated in millions)

	2017	2016	2015
Balance at beginning of year	$1,419	$1,285	$1,402
Additions based on tax positions related to the current year	132	70	140
Additions for tax positions of prior years	58	119	136
Additions related to acquisitions	-	127	5
Impact of changes in exchange rates	23	(25)	(78)
Settlements with tax authorities	(41)	(45)	(99)
Reductions for tax positions of prior years	(157)	(85)	(203)
Reductions due to the lapse of the applicable statute of limitations	(41)	(27)	(18)
Balance at end of year	$1,393	$1,419	$1,285

The amounts above exclude accrued interest and penalties of $195 million, $178 million and $176 million at December 31, 2017, 2016 and 2015, respectively.  Schlumberger classifies interest and penalties relating to uncertain tax positions within Tax expense (benefit) in the Consolidated Statement of Income (Loss).

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Brazil	2012 - 2017
Canada	2010 - 2017
Ecuador	2014 - 2017
Mexico	2011 - 2017
Norway	2013 - 2017
Russia	2014 - 2017
Saudi Arabia	2004 - 2017
United Kingdom	2015 - 2017
United States	2014 - 2017

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

15. Leases and Lease Commitments

Total rental expense was $1.1 billion in 2017, $1.2 billion in 2016, and $1.6 billion in 2015.

Future minimum rental commitments under noncancelable operating leases for each of the next five years are as follows:

(Stated in millions)

2018	$284
2019	244
2020	203
2021	164
2022	127
Thereafter	410
$1,432

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

17. Segment Information

Schlumberger’s segments are as follows:

●

Reservoir Characterization Group – Consists of the principal Technologies involved in finding and defining hydrocarbon resources. These include WesternGeco, Wireline, Testing Services, OneSurface, Software Integrated Solutions and Integrated Services Management.

●

Drilling Group – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells.  These include Bits & Drilling Tools, M-I SWACO, Drilling & Measurements, Land Rigs and Integrated Drilling Services.

●

Production Group – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs. These include Well Services, OneStim, Completions, Artificial Lift, Integrated Production Services and Schlumberger Production Management.

●Cameron Group – Consists of the principal Technologies involved in pressure and flow control for drilling and intervention rigs, oil and gas wells and production facilities.  These include OneSubsea, Surface Systems, Drilling Systems and Valves & Measurements.

Financial information for the years ended December 31, 2017, 2016 and 2015, by segment, is as follows:

		(Stated in millions)

	2017
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,786	$1,251	$4,892	$988	$305
Drilling	8,392	1,151	5,421	685	629
Production	10,639	928	12,326	1,249	889
Cameron	5,205	733	3,978	264	150
Eliminations & other	(582)	(142)	1,881	213	134
Pretax operating income		3,921
Goodwill and intangible assets			34,472
Cash and short term investments			5,089
All other assets			3,928
Corporate & other (1)		(934)		438
Interest income (2)		107
Interest expense (3)		(513)
Charges & credits (4)		(3,764)
	$30,440	$(1,183)	$71,987	$3,837	$2,107

		(Stated in millions)

	2016
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,648	$1,249	$6,890	$1,104	$532
Drilling	8,561	994	6,747	904	425
Production	8,804	507	10,476	1,234	655
Cameron	4,211	653	4,246	211	176
Eliminations & other	(414)	(130)	1,605	257	267
Pretax operating income		3,273
Goodwill and intangible assets			34,845
Cash, short term investments and fixed income investments			9,495
All other assets			3,652
Corporate & other (1)		(925)		384
Interest income (2)		84
Interest expense (3)		(517)
Charges & credits (4)		(3,820)
	$27,810	$(1,905)	$77,956	$4,094	$2,055

		(Stated in millions)

	2015
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$9,501	$2,450	$8,266	$1,279	$648
Drilling	13,563	2,538	8,562	1,177	673
Production	12,548	1,585	9,938	1,216	824
Eliminations & other	(137)	(63)	2,039	213	265
Pretax operating income		6,510
Goodwill and intangible assets			20,174
Cash, short term investments and fixed income investments			13,452
All other assets			5,574
Corporate & other (1)		(768)		193
Interest income (2)		30
Interest expense (3)		(316)
Charges & credits (4)		(2,575)
	$35,475	$2,881	$68,005	$4,078	$2,410

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the 2016 acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income (2017: $21 million; 2016: $26 million; 2015: $22 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2017: $53 million; 2016: $53 million; 2015: $30 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, multiclient seismic data and SPM investments.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

Revenue by geographic area for the years ended December 31, 2017, 2016 and 2015 is as follows:

(Stated in millions)

	2017	2016	2015
North America	$9,487	$6,665	$9,811
Latin America	3,976	4,230	6,014
Europe/CIS/Africa	7,047	7,351	9,284
Middle East & Asia	9,419	9,286	9,898
Eliminations & other	511	278	468
	$30,440	$27,810	$35,475

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2017, 2016 and 2015, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2017, 2016 and 2015 was $8.1 billion, $5.4 billion and $8.5 billion, respectively.

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)

	2017	2016	2015
North America	$5,120	$4,428	$4,392
Latin America	1,042	1,460	1,728
Europe/CIS/Africa	2,540	2,706	2,978
Middle East & Asia	2,771	3,149	3,078
Unallocated (1)	103	1,078	1,239
	$11,576	$12,821	$13,415

(1)	Represents seismic vessels, including the related on-board equipment, which frequently transition between geographic areas.

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2017	2016	2015	2017	2016	2015
Discount rate	4.20%	4.50%	4.15%	4.13%	4.36%	4.07%
Compensation increases	4.00%	4.00%	4.00%	4.81%	4.81%	4.79%
Return on plan assets	7.25%	7.25%	7.25%	7.40%	7.40%	7.40%

Net pension cost for 2017, 2016 and 2015 included the following components:

(Stated in millions)

	US			International
	2017	2016	2015	2017	2016	2015
Service cost - benefits earned during the period	$57	$62	$86	$95	$110	$167
Interest cost on projected benefit obligation	175	177	170	306	311	297
Expected return on plan assets	(242)	(235)	(229)	(541)	(517)	(498)
Amortization of prior service cost	12	12	12	97	122	121
Amortization of net loss	39	79	123	120	78	170
	$41	$95	$162	$77	$104	$257

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2017	2016	2017	2016
Discount rate	3.70%	4.20%	3.55%	4.13%
Compensation increases	4.00%	4.00%	4.81%	4.81%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2017	2016	2017	2016
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$4,240	$4,025	$7,793	$7,340
Service cost	57	62	95	110
Interest cost	175	177	306	311
Contribution by plan participants	-	-	88	117
Actuarial (gains) losses	325	137	616	477
Currency effect	-	-	147	(290)
Benefits paid	(194)	(183)	(293)	(272)
Other	-	22	-	-
Projected benefit obligation at end of year	$4,603	$4,240	$8,752	$7,793
Change in Plan Assets
Plan assets at fair value at beginning of year	$3,625	$3,467	$7,194	$6,832
Actual return on plan assets	622	320	1,216	715
Currency effect	-	-	161	(318)
Company contributions	5	4	88	130
Contributions by plan participants	-	-	88	117
Benefits paid	(194)	(183)	(293)	(272)
Other	-	17	53	(10)
Plan assets at fair value at end of year	$4,058	$3,625	$8,507	$7,194
Unfunded Liability	$(545)	$(615)	$(245)	$(599)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(545)	$(615)	$(418)	$(724)
Other Assets	-	-	173	125
	$(545)	$(615)	$(245)	$(599)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$887	$982	$1,419	$1,644
Prior service cost	30	42	17	114
	$917	$1,024	$1,436	$1,758
Accumulated benefit obligation	$4,347	$3,999	$8,400	$7,454

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

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2017	2016	Target	2017	2016
Equity securities	37 - 56%	51%	52%	45 - 71%	64%	64%
Debt securities	35 - 62	38	37	20 - 35	23	25
Cash and cash equivalents	0 - 3	3	2	0 - 5	4	2
Alternative investments	0 - 10	8	9	0 - 25	9	9
	100%	100%	100%	100%	100%	100%

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

The fair value of Schlumberger’s pension plan assets at December 31, 2017 and 2016, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

●	Level One: The use of quoted prices in active markets for identical instruments.
●

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

●	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2017				2016
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$112	$92	$20	$-	$60	$15	$45	$-
Equity Securities:
US (a)	1,324	1,148	176		1,210	1,049	161
International (b)	757	747	10		662	649	13
Debt Securities
Corporate bonds (c)	771		771		625		625
Government and government-related debt securities (d)	656	163	493		643	164	479
Collateralized mortgage obligations and mortgage backed securities (e)	108		108		92		92
Alternative Investments:
Private equity (f)	183			183	191			191
Real estate (g)	147			147	142			142
Total	$4,058	$2,150	$1,578	$330	$3,625	$1,877	$1,415	$333

(Stated in millions)

	International Plan Assets
	2017				2016
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$307	$69	$238	$-	$184	$135	$49	$-
Equity Securities:
US (a)	3,286	2,642	644		2,854	2,324	530
International (b)	2,160	1,871	289		1,726	1,475	251
Debt Securities
Corporate bonds (c)	841		841		685		685
Government and government-related debt securities (d)	985	11	974		1,001	10	991
Collateralized mortgage obligations and mortgage backed securities (e)	150		150		130		130
Alternative Investments:
Private equity (f)	477			477	385			385
Real estate (g)	168			168	106			106
Other	133			133	123			123
Total	$8,507	$4,593	$3,136	$778	$7,194	$3,944	$2,636	$614

(a)

US equities include companies that are well-diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)

International equities are invested in companies that are traded on exchanges outside the US and are well-diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets, with a small percentage in emerging markets.

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

(f)	Private equity includes investments in several funds of funds.
(g)	Real estate primarily includes investments in real estate limited partnerships, concentrated in commercial real estate.

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger expects to contribute approximately $125 million to its postretirement benefit plans in 2018, subject to market and business conditions.

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

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the Year
	2017	2016	2017	2016	2015
Discount rate	3.70%	4.20%	4.20%	4.50%	4.15%
Return on plan assets	-	-	7.00%	7.00%	7.00%
Current medical cost trend rate	7.25%	7.25%	7.25%	7.50%	7.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026	2026	2026	2023

The net periodic benefit cost (credit) for the US postretirement medical plan included the following components:

(Stated in millions)

	2017	2016	2015
Service cost	$29	$30	$42
Interest cost	46	47	48
Expected return on plan assets	(60)	(57)	(52)
Amortization of prior service credit	(29)	(32)	(32)
Amortization of net loss	-	-	13
	$(14)	$(12)	$19

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2017	2016
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$1,108	$1,103
Service cost	29	30
Interest cost	46	47
Contribution by plan participants	8	8
Actuarial gains	71	(32)
Benefits paid	(49)	(48)
Benefit obligation at end of year	$1,213	$1,108
Change in Plan Assets
Plan assets at fair value at beginning of year	$952	$884
Actual return on plan assets	143	68
Company contributions	40	40
Contributions by plan participants	8	8
Benefits paid	(49)	(48)
Plan assets at fair value at end of year	$1,094	$952
Unfunded Liability	$(119)	$(156)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$36	$62
Prior service credit	(215)	(243)
	$(179)	$(181)

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 59% in equity securities and 41% in debt securities at December 31, 2017. The fair value of these assets was primarily determined based on Level Two valuation techniques.

A one percentage point change in assumed health care cost trend rates would have the following effects on the amounts reported for the US postretirement medical plan:

(Stated in millions)

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$3	$(3)
Effect on accumulated postretirement benefit obligation	$35	$(30)

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Benefits		Postretirement
	US	International	Medical Plan
2018	$201	$281	$53
2019	$207	$294	$55
2020	$212	$307	$58
2021	$218	$320	$60
2022	$224	$333	$61
2023-2027	$1,215	$1,895	$333

Included in Accumulated other comprehensive loss at December 31, 2017 are non-cash pretax charges which have not yet been recognized in net periodic benefit cost. The estimated portion of each component of Accumulated other comprehensive loss which is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2018 is as follows:

(Stated in millions)

		Postretirement
	Pension Plans	Medical Plan
Net actuarial losses	$209	$-
Prior service cost (credit)	$23	$(28)

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger and its subsidiaries have other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $413 million, $445 million and $565 million in 2017, 2016 and 2015, respectively.

19. Supplementary Information

During 2015, Schlumberger entered into an agreement with one of its customers to receive certain fixed assets in lieu of payment of approximately $200 million of accounts receivable.

Cash paid (refunded) for interest and income taxes was as follows:

(Stated in millions)

	2017	2016	2015
Interest	$572	$599	$346
Income tax	$(44)	$750	$1,567

Interest and other income includes the following:

(Stated in millions)

	2017	2016	2015
Interest income	$128	$110	$52
Earnings of equity method investments	96	90	184
	$224	$200	$236

The change in Allowance for doubtful accounts is as follows:

(Stated in millions)

	2017	2016	2015
Balance at beginning of year	$397	$333	$275
Additions	7	123	75
Amounts written off	(163)	(59)	(17)
Balance at end of year	$241	$397	$333

Revenue in excess of billings related to contracts accounted for under the percentage-of-completion method was $0.3 billion and $0.5 billion at December 31, 2017 and 2016, respectively.

Accounts payable and accrued liabilities are summarized as follows:

(Stated in millions)

	2017	2016
Payroll, vacation and employee benefits	$1,296	$1,349
Trade	4,614	4,004
Deferred revenue	752	1,088
Other	3,374	3,575
	$10,036	$10,016

Management’s Report on Internal Control Over Financial Reporting

Schlumberger management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a–15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Schlumberger’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2017, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Schlumberger Limited and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Houston, Texas
January 24, 2018

We have served as the Company’s auditor since 1952.

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2017 and 2016.

(Stated in millions, except per share amounts)

			Net Income (Loss)	Earnings per Share of
		Gross	Attributable to	Schlumberger (2)
	Revenue (2)	Margin (1), (2)	Schlumberger	Basic	Diluted
Quarters 2017
First (3)	$6,894	$818	$279	$0.20	$0.20
Second (4)	7,464	994	(74)	(0.05)	(0.05)
Third (5)	7,905	1,108	545	0.39	0.39
Fourth (6)	8,179	978	(2,255)	(1.63)	(1.63)
	$30,440	$3,897	$(1,505)	$(1.08)	$(1.08)
Quarters 2016
First	$6,520	$1,059	$500	$0.40	$0.40
Second (7)	7,164	699	(2,159)	(1.56)	(1.56)
Third (8)	7,019	728	176	0.13	0.13
Fourth (9)	7,107	914	(204)	(0.15)	(0.15)
	$27,810	$3,401	$(1,687)	$(1.24)	$(1.24)

(1)	Gross margin equals Total Revenue less Cost of Services and Cost of Sales.
(2)	Amounts may not add due to rounding.
(3)	Net income in the first quarter of 2017 includes after-tax and noncontrolling interest charges of $68 million.
(4)	Net income in the second quarter of 2017 includes after-tax and noncontrolling interest charges of $631 million.
(5)	Net income in the third quarter of 2017 includes after-tax charges of $36 million.
(6)	Net income in the fourth quarter of 2017 includes after-tax charges of $2.923 billion.
(7)	Net income in the second quarter of 2016 includes after-tax charges of $2.476 billion.
(8	Net income in the third quarter of 2016 includes after-tax charges of $176 million.
(9)	Net income in the fourth quarter of 2016 includes after-tax charges of $583 million.

*     Mark of Schlumberger

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Schlumberger’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, Schlumberger completed the wind down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran during 2017 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2018 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2017” in Schlumberger’s 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Board Independence” and “Corporate Governance—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Appointment of Independent Registered Public Accounting Firm” in Schlumberger’s 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required
(3)	Exhibits: See exhibits listed under Part (b) below.
(b)	Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as amended on April 6, 2016 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as amended on January 19, 2017 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)	3.2

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.1

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Schlumberger Limited Supplementary Benefit Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.2

First Amendment to Schlumberger Limited Restoration Savings Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.3

Schlumberger 1998 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.4

Third Amendment to Schlumberger 1998 Stock Option Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Schlumberger 2001 Stock Option Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.5 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.6

Second Amendment to Schlumberger 2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.7

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on April 11, 2012) (+)	10.8

Schlumberger 2005 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.9

Third Amendment to Schlumberger 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.10

Schlumberger 2008 Stock Incentive Plan, as conformed to include amendments through January 1, 2009 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2008) (+)	10.11

Second Amendment to Schlumberger 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.12

Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 9, 2010) (+)	10.13

First Amendment to Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.14

Rules of the Schlumberger 2010 Omnibus Stock Incentive Plan, French Sub-Plan for Restricted Share Units (+) (*)	10.15

Exhibit

Cameron International Corporation Equity Incentive Plan, as amended and restated January 1, 2013 (incorporated by reference to Exhibit 10.16 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.16

Form of 2014 Three-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (+)	10.17

French Sub-Plan of Schlumberger 2010 Omnibus Stock Incentive Plan for Employees in France (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.18

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.19

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.20

Form of Schlumberger Stock Incentive Plan Restricted Stock Unit Award Agreement for France (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.21

Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on March 1, 2013) (+)	10.22

First Amendment to Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.23

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended in June 30, 2015) (+)	10.24

Form of Option Agreement, Non-Qualified Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.25

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.26

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 19, 2017 (incorporated by reference to Appendix C to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on February 21, 2017) (+)	10.27

Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Appendix B of Schlumberger’s Definitive Proxy Statement filed on February 21, 2017) (+)	10.28

Form of Incentive Stock Option Agreement under 2017 Schlumberger Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.29

Form of Restricted Stock Unit Award Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.30

Form of Non-Qualified Stock Option Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.31

Form of 2016 Three-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2016) (+)	10.32

Form of 2017 Two-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.33

Exhibit

Form of 2017 Three-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.34

Form of 2015 Cameron International Corporation Stock Option Agreement applicable to Chief Executive Officer (incorporated by reference to Exhibit 10.38 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.35

Form of 2011 Cameron International Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.39 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.36

Form of 2013 Cameron International Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.40 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.37

Form of 2014 Cameron International Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.41 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.38

Form of 2011 Cameron International Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.43 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.39

Form of 2013 Cameron International Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.44 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.40

Form of 2014 Cameron International Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.45 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.41

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.42

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2

Mine Safety Disclosure (*)	95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements. (*)	101

(*) Exhibits electronically filed with this Form 10-K. All other exhibits incorporated by reference.
(+) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 24, 2018		SCHLUMBERGER LIMITED

		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chairman and Chief Executive Officer (Principal Executive Officer)
Paal Kibsgaard

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Simon Ayat

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter L.S. Currie

*	Director
Miguel Galuccio

*	Director
V. Maureen Kempston Darkes

*	Director
Nikolay Kudryavtsev

*	Director
Helge Lund

*	Director
Michael E. Marks

*	Director
Indra K. Nooyi

*	Director
Lubna S. Olayan

*	Director
Leo Rafael Reif

*	Director
Tore Sandvold

*	Director
Henri Seydoux

/s/ ALEXANDER C. JUDEN	January 24, 2018
*By Alexander C. Juden Attorney-in-Fact