Form 10-Q
period 2018-03-31
SCHLUMBERGER LIMITED/NV
filed 2018-04-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,385,133,215

SCHLUMBERGER LIMITED

First Quarter 2018 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue
Services	$5,736	$4,828
Product sales	2,093	2,066
Total Revenue	7,829	6,894
Interest & other income	42	46
Expenses
Cost of services	4,880	4,181
Cost of sales	1,922	1,895
Research & engineering	172	211
General & administrative	111	98
Merger & integration	-	82
Interest	143	139
Income before taxes	643	334
Taxes on income	113	50
Net income	530	284
Net income attributable to noncontrolling interests	5	5
Net income attributable to Schlumberger	$525	$279

Basic earnings per share of Schlumberger	$0.38	$0.20

Diluted earnings per share of Schlumberger	$0.38	$0.20

Average shares outstanding:
Basic	1,385	1,393
Assuming dilution	1,394	1,402

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$530	$284
Currency translation adjustments
Unrealized net change arising during the period	39	45
Marketable securities
Unrealized gain (loss) arising during the period	19	(4)
Cash flow hedges
Net gain on cash flow hedges	5	11
Reclassification to net income of net realized gain	(3)	-
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	56	43
Amortization to net income of net prior service (credit) cost	(1)	20
Income taxes on pension and other postretirement benefit plans	-	(1)
Comprehensive income	645	398
Comprehensive income attributable to noncontrolling interests	5	5
Comprehensive income attributable to Schlumberger	$640	$393

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2018	Dec. 31,
	(Unaudited)	2017
ASSETS
Current Assets
Cash	$1,865	$1,799
Short-term investments	2,300	3,290
Receivables less allowance for doubtful accounts (2018 - $235; 2017 - $241)	8,472	8,084
Inventories	4,174	4,046
Other current assets	1,244	1,278
	18,055	18,497
Investments in Affiliated Companies	1,483	1,519
Fixed Assets less accumulated depreciation	11,556	11,576
Multiclient Seismic Data	707	727
Goodwill	25,120	25,118
Intangible Assets	9,217	9,354
Other Assets	5,340	5,196
	$71,478	$71,987
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,598	$10,036
Estimated liability for taxes on income	1,311	1,223
Short-term borrowings and current portion of long-term debt	4,586	3,324
Dividends payable	700	699
	16,195	15,282
Long-term Debt	13,526	14,875
Postretirement Benefits	1,027	1,082
Deferred Taxes	1,579	1,650
Other Liabilities	1,825	1,837
	34,152	34,726
Equity
Common stock	12,998	12,975
Treasury stock	(3,937)	(4,049)
Retained earnings	32,022	32,190
Accumulated other comprehensive loss	(4,159)	(4,274)
Schlumberger stockholders' equity	36,924	36,842
Noncontrolling interests	402	419
	37,326	37,261
	$71,478	$71,987

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$530	$284
Adjustments to reconcile net income to cash provided by operating activities:
Merger & integration charges	-	82
Depreciation and amortization (1)	874	989
Pension and other postretirement benefits expense	18	37
Stock-based compensation expense	90	88
Pension and other postretirement benefits funding	(39)	(29)
Earnings of equity method investments, less dividends received	(5)	(10)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(152)	58
Increase in inventories	(81)	(33)
Increase in other current assets	(48)	(115)
Increase in other assets	(70)	(56)
Decrease in accounts payable and accrued liabilities	(600)	(670)
Increase (decrease) in estimated liability for taxes on income	45	(31)
Decrease in other liabilities	(7)	(28)
Other	13	90
NET CASH PROVIDED BY OPERATING ACTIVITIES	568	656
Cash flows from investing activities:
Capital expenditures	(454)	(381)
SPM investments	(240)	(144)
Multiclient seismic data costs capitalized	(26)	(116)
Business acquisitions and investments, net of cash acquired	(13)	(273)
Sale of investments, net	980	883
Other	35	(24)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	282	(55)
Cash flows from financing activities:
Dividends paid	(692)	(696)
Proceeds from employee stock purchase plan	107	96
Proceeds from exercise of stock options	20	39
Stock repurchase program	(97)	(372)
Proceeds from issuance of long-term debt	12	334
Repayment of long-term debt	(51)	(1)
Net decrease in short-term borrowings	(105)	(1,015)
Other	19	(22)
NET CASH USED IN FINANCING ACTIVITIES	(787)	(1,637)
Net increase (decrease) in cash before translation effect	63	(1,036)
Translation effect on cash	3	9
Cash, beginning of period	1,799	2,929
Cash, end of period	$1,865	$1,902

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2018 – March 31, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2018	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261
Net income			525		5	530
Currency translation adjustments				39	5	44
Changes in unrealized gain on marketable securities				19		19
Changes in fair value of cash flow hedges				2		2
Pension and other postretirement benefit plans				55		55
Shares sold to optionees, less shares exchanged	(20)	40				20
Vesting of restricted stock	(29)	29				-
Shares issued under employee stock purchase plan	(33)	140				107
Stock repurchase program		(97)				(97)
Stock-based compensation expense	90					90
Dividends declared ($0.50 per share)			(693)			(693)
Other	15				(27)	(12)
Balance, March 31, 2018	$12,998	$(3,937)	$32,022	$(4,159)	$402	$37,326

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2017 – March 31, 2017	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2017	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529
Net income			279		5	284
Currency translation adjustments				45		45
Changes in unrealized gain on marketable securities				(4)		(4)
Changes in fair value of cash flow hedges				11		11
Pension and other postretirement benefit plans				62		62
Shares sold to optionees, less shares exchanged	(29)	68				39
Vesting of restricted stock	(49)	49				-
Shares issued under employee stock purchase plan	(12)	108				96
Stock repurchase program		(372)				(372)
Stock-based compensation expense	88					88
Dividends declared ($0.50 per share)			(697)			(697)
Other	(19)				(8)	(27)
Balance, March 31, 2017	$12,780	$(3,697)	$36,052	$(4,529)	$448	$41,054

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2018	1,434	(50)	1,384
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(1)	(1)
Balance, March 31, 2018	1,434	(49)	1,385

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  The December 31, 2017 balance sheet information has been derived from the Schlumberger 2017 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on January 24, 2018.

Recently Adopted Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This ASU amended the existing accounting standards for revenue recognition and requires companies to recognize revenue when control of the promised goods or services is transferred to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  Schlumberger adopted this ASU on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018.   Prior period amounts have not been adjusted and continue to be reflected in accordance with Schlumberger’s historical accounting.  The adoption of this ASU did not have a material impact on Schlumberger’s Consolidated Financial Statements.

Schlumberger recognizes revenue upon the transfer of control of promised products or services to customers at an amount that reflects the consideration it expects to receive in exchange for these products or services.  The vast majority of Schlumberger’s services and product offerings are short-term in nature.  The time between invoicing and when payment is due under these arrangements is generally 30 to 60 days.

Revenue is occasionally generated from contractual arrangements that include multiple performance obligations.  Revenue from these arrangements is allocated to each performance obligation based on its relative standalone selling price.  Standalone selling prices are generally based on the prices charged to customers or using expected costs plus margin.

Revenue is recognized for certain long-term construction-type contracts over time.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Revenue is recognized as work progresses on each contract.  Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  The estimate of total project costs has a significant impact on both the amount of revenue recognized as well as the related profit on a project.  Revenue and profits on contracts can also be significantly affected by change orders and claims.  Due to the nature of these projects, adjustments to estimates of contract revenue and total contract costs may be required as work progresses.  Progress billings are generally issued upon completion of certain phases of work as stipulated in the contract.  Any expected losses on a project are recorded in full in the period in which they became probable.

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.3 billion at both March 31, 2018 and December 31, 2017.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business Schlumberger does not have significant backlog.  Total backlog was $2.8 billion at March 31, 2018, of which approximately 50% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $0.9 billion at March 31, 2018 and $0.8 billion at December 31, 2017.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Recently Issued Accounting Pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases.  This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases.  This ASU is effective for Schlumberger on

January 1, 2019, with early adoption permitted.  Based on its current lease portfolio, Schlumberger estimates that the adoption of this ASU will result in approximately $1.3 billion of additional assets and liabilities being reflected on its Consolidated Balance Sheet.

2.   Charges and Credits

2018

There were no charges or credits recorded during the first quarter of 2018.

2017

In connection with Schlumberger’s acquisition of Cameron International Corporation (“Cameron”), Schlumberger recorded $82 million of charges during the first quarter of 2017 relating to employee benefits, facility closures and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income.

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Act”).  The Act, which is also commonly referred to as “US tax reform”, significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries.  As a result, Schlumberger recorded a net charge of $76 million during the fourth quarter of 2017.  This amount consisted of two components: (i) a $410 million charge relating to the one-time mandatory tax on previously deferred earnings of certain non-US subsidiaries that are owned either wholly or partially by a US subsidiary of Schlumberger, and (ii) a $334 million credit resulting from the remeasurement of Schlumberger’s net deferred tax liabilities in the US based on the new lower corporate income tax rate.

Although the $76 million net charge represents a reasonable estimate of the impact of the income tax effects of the Act on Schlumberger’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. Once Schlumberger finalizes certain tax positions when it files its 2017 US tax return, it will be able to conclude whether any further adjustments are required. Any adjustments to these provisional amounts will be reported as a component of Taxes on income in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2018			2017
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$525	1,385	$0.38	$279	1,393	$0.20
Assumed exercise of stock options	-	1		-	4
Unvested restricted stock	-	8		-	5
Diluted	$525	1,394	$0.38	$279	1,402	$0.20

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2018	2017
First Quarter	39	23

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2018	2017
Raw materials & field materials	$1,910	$1,846
Work in progress	556	503
Finished goods	1,708	1,697
	$4,174	$4,046

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2018	2017
Property, plant & equipment	$38,104	$37,813
Less: Accumulated depreciation	26,548	26,237
	$11,556	$11,576

Depreciation expense relating to fixed assets was $523 million and $613 million in first quarter of 2018 and 2017, respectively.

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2018 was as follows:

(Stated in millions)

Balance at December 31, 2017	$727
Capitalized in period	26
Charged to expense	(46)
Balance at March 31, 2018	$707

7.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Mar. 31, 2018			Dec. 31, 2017
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,833	$1,079	$3,754	$4,832	$1,020	$3,812
Technology/technical know-how	3,619	1,127	2,492	3,634	1,078	2,556
Tradenames	2,806	558	2,248	2,806	533	2,273
Other	1,326	603	723	1,295	582	713
	$12,584	$3,367	$9,217	$12,567	$3,213	$9,354

Amortization expense charged to income was $165 million during the first quarter of 2018 and $169 million during the fist quarter of 2017.

Based on the net book value of intangible assets at March 31, 2018, amortization charged to income for the subsequent five years is estimated to be: remaining three quarters of 2018—$519 million; 2019—$672 million; 2020—$640 million; 2021—$617 million; 2022—$607 million; and 2023—$594 million.

8.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2018	2017
4.00% Senior Notes due 2025	$1,742	$1,741
3.30% Senior Notes due 2021	1,595	1,595
3.00% Senior Notes due 2020	1,594	1,593
3.65% Senior Notes due 2023	1,492	1,492
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	997	996
3.63% Senior Notes due 2022	846	846
2.65% Senior Notes due 2022	598	598
2.20% Senior Notes due 2020	498	498
7.00% Notes due 2038	212	212
4.50% Notes due 2021	134	135
5.95% Notes due 2041	115	115
3.60% Notes due 2022	109	110
5.13% Notes due 2043	99	99
4.00% Notes due 2023	82	82
3.70% Notes due 2024	56	56
0.63% Guaranteed Notes due 2019	-	712
1.50% Guaranteed Notes due 2019	-	603
Commercial paper borrowings	1,700	1,694
Other	557	598
	$13,526	$14,875

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at March 31, 2018 and December 31, 2017 was $13.6 billion and $15.2 billion, respectively.

Borrowings under Schlumberger’s commercial paper programs at both March 31, 2018 and December 31, 2017 were $3.0 billion, of which $1.3 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

9.   Derivative Instruments and Hedging Activities

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

This cross-currency swap is designated as a fair value hedge of the underlying debt and is marked to market, with gains and losses recognized immediately in income to largely offset the effects on changes in the fair value of the hedged debt.

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

These cross-currency swaps are designated as cash flow hedges. The changes in the fair values of the hedges are recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated Other Comprehensive Loss are reclassified to earnings in the same periods that the underlying hedged item affects net income.

At March 31, 2018, Schlumberger had fixed rate debt aggregating $13.6 billion and variable rate debt aggregating $4.5 billion, after taking into account the effect of interest rate swaps.

Short-term investments were $2.3 billion at March 31, 2018.  The carrying value of these investments approximated fair value.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in over 85 countries. Schlumberger’s functional currency is primarily the US dollar.  However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies.  Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase (decrease).

Schlumberger is exposed to risks on future cash flows to the extent that the local currency is not the functional currency and expenses denominated in local currency are not equal to revenues denominated in local currency.  Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency.  Schlumberger uses foreign currency forward contracts to provide a hedge against a portion of these cash flow risks.  These contracts are accounted for as cash flow hedges, with the changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss.  Amounts recorded in Accumulated Other Comprehensive Loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings.

At March 31, 2018, Schlumberger recognized a cumulative net $5 million gain in Accumulated other comprehensive loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

At March 31, 2018, contracts were outstanding for the US dollar equivalent of $5.0 billion in various foreign currencies, of which $1.8 billion relates to hedges of debt denominated in currencies other than the functional currency.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain Recognized in Income
	First Quarter
	2018	2017	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$27	$18	Interest expense

Derivatives designated as cash flow hedges:
Foreign exchange contracts	$4	$-	Cost of services/sales
Cross currency swap	19	-	Interest expense
	$23	$-
Derivatives not designated as hedges:
Foreign exchange contracts	$28	$6	Cost of services/sales

10.   Contingencies

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

11.   Segment Information

		(Stated in millions)

	First Quarter 2018		First Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,556	$307	$1,618	$281
Drilling	2,126	293	1,985	229
Production	2,959	216	2,187	110
Cameron	1,310	166	1,229	162
Eliminations & other	(122)	(8)	(125)	(25)
Pretax operating income		974		757
Corporate & other (1)		(225)		(239)
Interest income (2)		25		24
Interest expense (3)		(131)		(126)
Charges and credits (4)		-		(82)
	$7,829	$643	$6,894	$334

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($3 million in 2018; $5 million in 2017).

(3)   Interest expense excludes amounts which are included in the segments’ income ($12 million in 2018; $13 million in 2017).

(4)   See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

		(Stated in millions)

	First Quarter
	2018	2017
North America	$2,835	$1,871
Latin America	870	952
Europe/CIS/Africa	1,704	1,652
Middle East & Asia	2,309	2,318
Eliminations & other	111	101
	$7,829	$6,894

North America and International revenue disaggregated by Group was as follows:

			(Stated in millions)

	First Quarter 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$222	$1,197	$137	$1,556
Drilling	564	1,513	49	2,126
Production	1,500	1,458	1	2,959
Cameron	550	736	24	1,310
Other	(1)	(21)	(100)	(122)
	$2,835	$4,883	$111	$7,829

	First Quarter 2017
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$231	$1,267	$120	$1,618
Drilling	455	1,468	62	1,985
Production	739	1,451	(3)	2,187
Cameron	444	792	(7)	1,229
Other	2	(56)	(71)	(125)
	$1,871	$4,922	$101	$6,894

12.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	First Quarter
	2018		2017
	US	Int'l	US	Int'l
Service cost	$16	$32	$15	$29
Interest cost	43	77	44	78
Expected return on plan assets	(62)	(147)	(60)	(136)
Amortization of prior service cost	3	3	3	24
Amortization of net loss	12	44	10	33
	$12	$9	$12	$28

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	First Quarter
	2018	2017
Service cost	$8	$8
Interest cost	11	11
Expected return on plan assets	(15)	(15)
Amortization of prior service credit	(7)	(7)
	$(3)	$(3)

13. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2018	$(2,139)	$13	$3	$(2,151)	$(4,274)
Other comprehensive gain before reclassifications	39	19	5	-	63
Amounts reclassified from accumulated other comprehensive loss	-	-	(3)	55	52
Net other comprehensive income	39	19	2	55	115
Balance, March 31, 2018	$(2,100)	$32	$5	$(2,096)	$(4,159)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2017	$(2,136)	$21	$(19)	$(2,509)	$(4,643)
Other comprehensive gain (loss) before reclassifications	45	(4)	11	-	52
Amounts reclassified from accumulated other comprehensive loss	-	-	-	63	63
Income taxes	-	-	-	(1)	(1)
Net other comprehensive income	45	(4)	11	62	114
Balance, March 31, 2017	$(2,091)	$17	$(8)	$(2,447)	$(4,529)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2018 Compared to First Quarter 2017

		(Stated in millions)

	First Quarter 2018		First Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,556	$307	$1,618	$281
Drilling	2,126	293	1,985	229
Production	2,959	216	2,187	110
Cameron	1,310	166	1,229	162
Eliminations & other	(122)	(8)	(125)	(25)
Pretax operating income		974		757
Corporate & other (1)		(225)		(239)
Interest income (2)		25		24
Interest expense (3)		(131)		(126)
Charges and credits (4)		-		(82)
	$7,829	$643	$6,894	$334

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($3 million in 2018; $5 million in 2017).

(3)  Interest expense excludes amounts which are included in the segments’ income ($12 million in 2018; $13 million in 2017).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2018 revenue of $7.8 billion increased 14% year-on-year as the global rig count increased by the same percentage. The North America land rig count increased by 21% year-on-year, while the international rig count was up 8%. Production Group revenue increased 35% while Drilling Group revenue increased by 7%, both driven by strong land activity in North America. Cameron Group revenue increased by 7%, while Reservoir Characterization Group revenue declined 4%.

First-quarter 2018 pretax operating margin increased 145 basis points (“bps”) year-on-year to 12%, as a result of improved profitability in North America due to the land activity growth that benefited the Production and Drilling Groups.  As a result, Production Group pretax operating margin expanded 227 bps to 7% and the Drilling Group increased 222 bps to 14%.  Reservoir Characterization Group pretax operating margin increased 240 bps to 20% while the Cameron Group was essentially flat at 13%.

Reservoir Characterization Group

First-quarter 2018 revenue of $1.6 billion decreased 4% year-on-year primarily due to lower revenue on a long-term surface facility project in the Middle East.

Year-on-year, pretax operating margin increased 240 bps to 20% due to improved profitability for WesternGeco primarily as a result of a favorable mix of multiclient seismic license sales as well as reduced amortization following the multiclient impairment charge recorded during the fourth quarter of 2017.

Drilling Group

First-quarter 2018 revenue of $2.1 billion increased 7% year-on-year primarily due to higher demand for directional drilling technologies on land in both North America and Russia.

Year-on-year, pretax operating margin increased 222 bps to 14% primarily due to improved profitability in North America due to the increased land activity and improved pricing.

Production Group

First-quarter 2018 revenue of $3.0 billion increased 35% year-on-year primarily due to the significant land activity growth in North America that benefited the hydraulic fracturing business.

Year-on-year, pretax operating margin increased 227 bps to 7% as a result of improved profitability in North America due to the growth in North America land activity combined with improved pricing.

During the first quarter of 2018, the US land pressure pumping business was impacted by weaker-than-expected activity as well as softer pricing as compared to the fourth quarter of 2017,  rising supply chain costs, and rail logistical challenges. In spite of these factors, Schlumberger continued to deploy available fracturing assets, including equipment from our newly acquired capacity. Schlumberger expects the US land hydraulic fracturing market to improve during the second quarter of 2018, both in terms of pricing and in operational efficiency and it is, therefore continuing with its aggressive fleet reactivation and recommissioning program.

Cameron Group

First-quarter 2018 revenue of $1.3 billion increased 7% year-on-year due to improvements on land in North America that benefited the short-cycle businesses of Valves & Measurement and Surface Systems.

Pretax operating margin of 13% was essentially flat year-on-year.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2018	2017
Equity in net earnings of affiliated companies	$14	$17
Interest income	28	29
	$42	$46

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter of both 2018 and 2017 were as follows:

	First Quarter
	2018	2017
Research & engineering	2.2%	3.1%
General & administrative	1.4%	1.4%

Research & engineering costs for the first quarter of 2018 have decreased as compared to the same period in 2017 as a result of cost control measures.

The effective tax rate for the first quarter of 2018 was 17.6% as compared to 14.8% for the same period of 2017.  The effective tax rate increased as a result of the change in the geographic mix of earnings, as Schlumberger generated a greater portion of its pretax earnings in North America during the first quarter of 2018 as compared to the same period last year.

Charges and Credits

2018

There were no charges or credits recorded during the first quarter of 2018.

2017

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $82 million of charges relating to  employee benefits, facility closures and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity	2018	2017	2017
Cash	$1,865	$1,902	$1,799
Short-term investments	2,300	5,451	3,290
Fixed income investments, held to maturity	-	238	-
Short-term borrowings and current portion of long-term debt	(4,586)	(2,449)	(3,324)
Long-term debt	(13,526)	(16,538)	(14,875)
Net debt (1)	$(13,947)	$(11,396)	$(13,110)

Changes in Liquidity:	Three Months Ended Mar. 31,
	2018	2017
Net income	$530	$284
Impairment and other charges	-	68
Depreciation and amortization (2)	874	989
Earnings of equity method investments, less dividends received	(5)	(10)
Pension and other postretirement benefits expense	18	37
Stock-based compensation expense	90	88
Pension and other postretirement benefits funding	(39)	(29)
Increase in working capital (3)	(836)	(791)
Other	(64)	20
Cash flow from operations	568	656
Capital expenditures	(454)	(381)
SPM investments	(240)	(144)
Multiclient seismic data costs capitalized	(26)	(116)
Free cash flow (4)	(152)	15
Dividends paid	(692)	(696)
Proceeds from employee stock plans	127	135
Stock repurchase program	(97)	(372)
	(814)	(918)
Business acquisitions and investments, net of cash acquired plus debt assumed	(13)	(273)
Other	(10)	(84)
Increase in net debt	(837)	(1,275)
Net debt, beginning of period	(13,110)	(10,121)
Net debt, end of period	$(13,947)	$(11,396)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $76 million and $140 million during the three months ended March 31, 2018 and 2017, respectively.
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

 Key liquidity events during the first three months of 2018 and 2017 included:

•

On July 18, 2013, the Schlumberger Board of Directors (“the Board”) approved a $10 billion share repurchase program for Schlumberger common stock to be completed at the latest by June 30, 2018.  This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program.  Schlumberger had repurchased $421 million under the new program as of March 31, 2018.

The following table summarizes the activity under these share repurchase programs:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2018	$97	1.4	$69.79
Three months ended March 31, 2017	$372	4.7	$78.97

•

Capital expenditures were $0.5 billion during the first three months of 2018 compared to $0.4 billion during the first three months of 2017.  Capital expenditures for full-year 2018 are expected to be approximately $2.0 billion as compared to $2.1 billion in 2017.

Schlumberger operates in more than 85 countries.   As of December 31, 2017, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only one (the United States) accounted for greater than 10% of such receivables.

As of March 31, 2018, Schlumberger had $4.2 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.5 billion that support commercial paper programs, of which $3.5 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at March 31, 2018 were $3.0 billion.

FORWARD-LOOKING STATEMENTS

This first-quarter 2018 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the effects of US tax reform; our effective tax rate; the success of Schlumberger’s SPM projects, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the inability to retain key employees; and other risks and uncertainties detailed in this first-quarter 2018 Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Schlumberger’s exposure to market risk has not changed materially since December 31, 2017.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 10—Contingencies, in the Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of March 31, 2018, Schlumberger had repurchased $421 million of Schlumberger common stock under its $10 billion share repurchase program.

Schlumberger’s common stock repurchase activity for the three months ended March 31, 2018 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
January 2018	448.5	$74.88	448.5	$9,642,781
February 2018	441.6	$68.63	441.6	$9,612,478
March 2018	506.9	$66.30	506.9	$9,578,866
	1,397.0	$69.79	1,397.0

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

Item 5. Other Information.

In 2013, Schlumberger completed the wind-down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran during the first quarter of 2018 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)
* Exhibit 23—Consent of Independent Registered Public Accounting Firm (+)

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income (Loss); (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

(+) Supersedes Exhibit 23 to Schlumberger Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on January 24, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	April 25, 2018	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory