Form 10-Q
period 2018-06-30
SCHLUMBERGER LIMITED/NV
filed 2018-07-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,384,118,911

SCHLUMBERGER LIMITED

Second Quarter 2018 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2018	2017	2018	2017
Revenue
Services	$6,141	$5,477	$11,876	$10,414
Product sales	2,162	1,985	4,255	3,942
Total Revenue	8,303	7,462	16,131	14,356
Interest & other income	40	62	82	108
Expenses
Cost of services	5,196	4,624	10,076	8,875
Cost of sales	1,983	1,844	3,904	3,669
Research & engineering	175	196	347	406
General & administrative	114	110	225	208
Impairments & other	184	510	184	510
Merger & integration	-	81	-	164
Interest	144	142	287	281
Income before taxes	547	17	1,190	351
Tax expense	106	98	219	148
Net income (loss)	441	(81)	971	203
Net income (loss) attributable to noncontrolling interests	11	(7)	16	(2)
Net income (loss) attributable to Schlumberger	$430	$(74)	$955	$205

Basic earnings (loss) per share of Schlumberger	$0.31	$(0.05)	$0.69	$0.15

Diluted earnings (loss) per share of Schlumberger	$0.31	$(0.05)	$0.69	$0.15

Average shares outstanding:
Basic	1,384	1,387	1,385	1,390
Assuming dilution	1,392	1,387	1,393	1,397

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2018	2017	2018	2017
Net income (loss)	$441	$(81)	$971	$203
Currency translation adjustments
Unrealized net change arising during the period	(121)	(71)	(81)	(26)
Marketable securities
Unrealized loss arising during the period	(40)	(21)	(21)	(25)
Cash flow hedges
Net gain (loss) on cash flow hedges	(15)	-	(10)	11
Reclassification to net income (loss) of net realized (gain) loss	(1)	8	(5)	8
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	37	36	94	79
Amortization to net income of net prior service (credit) cost	(1)	20	(3)	40
Income taxes on pension and other postretirement benefit plans	(5)	(1)	(5)	(2)
Comprehensive income (loss)	295	(110)	940	288
Comprehensive income (loss) attributable to noncontrolling interests	11	(7)	16	(2)
Comprehensive income (loss) attributable to Schlumberger	$284	$(103)	$924	$290

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2018	Dec. 31,
	(Unaudited)	2017
ASSETS
Current Assets
Cash	$1,461	$1,799
Short-term investments	1,588	3,290
Receivables less allowance for doubtful accounts (2018 - $249; 2017 - $241)	8,606	8,084
Inventories	4,120	4,046
Other current assets	1,125	1,278
	16,900	18,497
Investments in Affiliated Companies	1,487	1,519
Fixed Assets less accumulated depreciation	11,504	11,576
Multiclient Seismic Data	686	727
Goodwill	25,121	25,118
Intangible Assets	9,092	9,354
Other Assets	5,366	5,196
	$70,156	$71,987
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,367	$10,036
Estimated liability for taxes on income	1,264	1,223
Short-term borrowings and current portion of long-term debt	3,736	3,324
Dividends payable	699	699
	15,066	15,282
Long-term Debt	13,865	14,875
Postretirement Benefits	971	1,082
Deferred Taxes	1,541	1,650
Other Liabilities	1,816	1,837
	33,259	34,726
Equity
Common stock	13,030	12,975
Treasury stock	(4,001)	(4,049)
Retained earnings	31,760	32,190
Accumulated other comprehensive loss	(4,305)	(4,274)
Schlumberger stockholders' equity	36,484	36,842
Noncontrolling interests	413	419
	36,897	37,261
	$70,156	$71,987

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$971	$203
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and other charges	184	674
Depreciation and amortization (1)	1,750	1,975
Stock-based compensation expense	176	180
Pension and other postretirement benefits funding	(74)	(74)
Earnings of equity method investments, less dividends received	(26)	(30)
Change in assets and liabilities: (2)
Increase in receivables	(284)	(406)
Increase in inventories	(71)	(51)
Decrease (increase) in other current assets	66	(123)
Increase in other assets	(120)	(140)
Decrease in accounts payable and accrued liabilities	(1,015)	(738)
Decrease in estimated liability for taxes on income	(34)	(21)
Decrease in other liabilities	(10)	(37)
Other	42	102
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,555	1,514
Cash flows from investing activities:
Capital expenditures	(974)	(884)
SPM investments	(434)	(328)
Multiclient seismic data costs capitalized	(47)	(190)
Business acquisitions and investments, net of cash acquired	(47)	(364)
Sale of investments, net	1,692	2,245
Other	(20)	(61)
NET CASH PROVIDED BY INVESTING ACTIVITIES	170	418
Cash flows from financing activities:
Dividends paid	(1,385)	(1,393)
Proceeds from employee stock purchase plan	107	96
Proceeds from exercise of stock options	26	47
Stock repurchase program	(200)	(770)
Proceeds from issuance of long-term debt	14	625
Repayment of long-term debt	(467)	(475)
Net decrease in short-term borrowings	(106)	(1,097)
Other	(40)	(2)
NET CASH USED IN FINANCING ACTIVITIES	(2,051)	(2,969)
Net decrease in cash before translation effect	(326)	(1,037)
Translation effect on cash	(12)	11
Cash, beginning of period	1,799	2,929
Cash, end of period	$1,461	$1,903

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2018 – June 30, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2018	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261
Net income			955		16	971
Currency translation adjustments				(81)	(1)	(82)
Changes in unrealized gain on marketable securities				(21)		(21)
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				86		86
Shares sold to optionees, less shares exchanged	(27)	53				26
Vesting of restricted stock	(52)	52				-
Shares issued under employee stock purchase plan	(33)	140				107
Stock repurchase program		(200)				(200)
Stock-based compensation expense	176					176
Dividends declared ($1.00 per share)			(1,385)			(1,385)
Other	(9)	3			(21)	(27)
Balance, June 30, 2018	$13,030	$(4,001)	$31,760	$(4,305)	$413	$36,897

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2017 – June 30, 2017	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2017	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529
Net income			205		(2)	203
Currency translation adjustments				(26)		(26)
Changes in unrealized gain on marketable securities				(25)		(25)
Changes in fair value of cash flow hedges				19		19
Pension and other postretirement benefit plans				117		117
Shares sold to optionees, less shares exchanged	(33)	80				47
Vesting of restricted stock	(80)	80				-
Shares issued under employee stock purchase plan	(12)	108				96
Stock repurchase program		(770)				(770)
Stock-based compensation expense	180					180
Dividends declared ($1.00 per share)			(1,391)			(1,391)
Other	(13)	3			(17)	(27)
Balance, June 30, 2017	$12,843	$(4,049)	$35,284	$(4,558)	$432	$39,952

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2018	1,434	(50)	1,384
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(3)	(3)
Balance, June 30, 2018	1,434	(50)	1,384

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (Schlumberger) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  The December 31, 2017 balance sheet information has been derived from the Schlumberger 2017 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on January 24, 2018.

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

Revenue is occasionally generated from contractual arrangements that include multiple performance obligations.  Revenue from these arrangements is allocated to each performance obligation based on its relative standalone selling price.  Standalone selling prices are generally determined based on the prices charged to customers or using expected costs plus margin.

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

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at June 30, 2018 and $0.3 billion at December 31, 2017.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $2.5 billion at June 30, 2018, of which approximately 56% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $0.8 billion at both June 30, 2018 and December 31, 2017.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

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

2.   Charges and Credits

2018

During the second quarter of 2018, Schlumberger recorded a $184 million pretax charge ($164 million after-tax) associated with headcount reductions, primarily to further streamline its support cost structure.  This charge is classified in Impairments & other in the Consolidated Statement of Income (Loss).

There were no charges or credits recorded during the first quarter of 2018.

2017

Schlumberger recorded the following charges and credits during the first six months of 2017:

Second quarter of 2017:

•

During the second quarter of 2017, Schlumberger entered into a financing agreement with its primary customer in Venezuela.  This agreement resulted in the exchange of $700 million of outstanding accounts receivable for a promissory note with a three-year term that bears interest at the rate of 6.50% per annum.  Schlumberger recorded this note at its estimated fair value on the date of the exchange, which resulted in a charge of $460 million.  Schlumberger is accounting for the promissory note as an available-for-sale security reported at fair value in Other Assets, with unrealized gains and losses included as a component of Accumulated other comprehensive loss.  The fair value of the promissory notes was based on management’s estimate of pricing assumptions that market participants would use.

During the second quarter of 2017, Schlumberger also entered into discussions with another customer relating to certain of its outstanding accounts receivable.  As a result of those discussions, Schlumberger recorded a charge of $50 million  to adjust these receivables to their estimated net realizable value.

These charges are classified in Impairments & other in the Consolidated Statement of Income (Loss).

•

In connection with Schlumberger’s 2016 acquisition of Cameron International Corporation (“Cameron”), Schlumberger recorded $81 million of charges  consisting of employee benefits, facility consolidation and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income (Loss).

First quarter of 2017:

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $82 million of charges during the first quarter of 2017 relating to employee benefits, facility closures and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income.

The following is a summary of the charges and credits recorded during the first six months of 2017:

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Promissory note fair value adjustment and other	$510	$-	$12	$498
Merger & integration	164	31	-	133
	$674	$31	$12	$631

•

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Act”).  The Act, which is also commonly referred to as “US tax reform,” significantly changed US corporate income tax laws by, among other things, reducing the US corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries.  As a result, Schlumberger recorded a net charge of $76 million during the fourth quarter of 2017.  This amount consisted of two components: (i) a $410 million charge relating to the one-time mandatory tax on previously deferred earnings of certain non-US subsidiaries that are owned either wholly or partially by a US subsidiary of Schlumberger, and (ii) a $334 million credit resulting from the remeasurement of Schlumberger’s net deferred tax liabilities in the US based on the new lower corporate income tax rate.

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

3.   Earnings Per Share

The following is a reconciliation from basic earnings (loss) per share of Schlumberger to diluted earnings (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2018			2017
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Second Quarter
Basic	$430	1,384	$0.31	$(74)	1,387	$(0.05)
Assumed exercise of stock options	-	1		-	-
Unvested restricted stock	-	7		-	-
Diluted	$430	1,392	$0.31	$(74)	1,387	$(0.05)

	2018			2017
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$955	$1,385	$0.69	$205	$1,390	$0.15
Assumed exercise of stock options	-	1		-	2
Unvested restricted stock	-	7		-	5
Diluted	$955	$1,393	$0.69	$205	$1,397	$0.15

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2018	2017
Second Quarter	38	49
Six Months	38	29

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2018	2017
Raw materials & field materials	$1,853	$1,846
Work in progress	525	503
Finished goods	1,742	1,697
	$4,120	$4,046

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2018	2017
Property, plant & equipment	$38,191	$37,813
Less: Accumulated depreciation	26,687	26,237
	$11,504	$11,576

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2018	2017
Second Quarter	$525	$592
Six Months	$1,048	$1,205

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2018 was as follows:

(Stated in millions)

Balance at December 31, 2017	$727
Capitalized in period	47
Charged to expense	(88)
Balance at June 30, 2018	$686

7.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2018			Dec. 31, 2017
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,814	$1,129	$3,685	$4,832	$1,020	$3,812
Technology/technical know-how	3,578	1,137	2,441	3,634	1,078	2,556
Tradenames	2,806	584	2,222	2,806	533	2,273
Other	1,325	581	744	1,295	582	713
	$12,523	$3,431	$9,092	$12,567	$3,213	$9,354

Amortization expense charged to income was as follows:

(Stated in millions)

	2018	2017
Second Quarter	$174	$167
Six Months	$339	$336

Based on the net book value of intangible assets at June 30, 2018, amortization charged to income for the subsequent five years is estimated to be: remaining two quarters of 2018—$346 million; 2019—$682 million; 2020—$648 million; 2021—$617 million; 2022—$610 million; and 2023—$600 million.

8.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2018	2017
4.00% Senior Notes due 2025	$1,742	$1,741
3.30% Senior Notes due 2021	1,595	1,595
3.00% Senior Notes due 2020	1,595	1,593
3.65% Senior Notes due 2023	1,493	1,492
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	997	996
3.63% Senior Notes due 2022	846	846
2.65% Senior Notes due 2022	598	598
2.20% Senior Notes due 2020	498	498
7.00% Notes due 2038	211	212
4.50% Notes due 2021	134	135
5.95% Notes due 2041	115	115
3.60% Notes due 2022	109	110
5.13% Notes due 2043	99	99
4.00% Notes due 2023	82	82
3.70% Notes due 2024	56	56
0.63% Guaranteed Notes due 2019	-	712
1.50% Guaranteed Notes due 2019	-	603
Commercial paper borrowings	2,200	1,694
Other	395	598
	$13,865	$14,875

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at June 30, 2018 and December 31, 2017 was $13.8 billion and $15.2 billion, respectively.

Borrowings under Schlumberger’s commercial paper programs June 30, 2018 were $2.9 billion, of which $0.7 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.  At December 31, 2017, borrowings under the commercial paper programs were $3.0 billion of which $1.3 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

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

These cross-currency swaps are designated as cash flow hedges. The changes in the fair values of the hedges are recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated Other Comprehensive Loss are reclassified to earnings in the same periods that the underlying hedged item is recognized in earnings.

At June 30, 2018, Schlumberger had fixed rate debt aggregating $13.5 billion and variable rate debt aggregating $4.1 billion, after taking into account the effect of interest rate swaps.

Short-term investments were $1.6 billion at June 30, 2018.  The carrying value of these investments approximated fair value.

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

At June 30, 2018, Schlumberger recognized a cumulative net $12 million loss in Accumulated Other Comprehensive Loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

At June 30, 2018, contracts were outstanding for the US dollar equivalent of $4.7 billion in various foreign currencies, of which $1.8 billion relates to hedges of debt denominated in currencies other than the functional currency.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	Second Quarter		Six Months
	2018	2017	2018	2017	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(39)	$29	$(12)	$47	Interest expense

Derivatives designated as cash flow hedges:
Foreign exchange contracts	$1	$-	$5	$-	Cost of services/sales
Cross currency swap	36	-	55	-	Interest expense
	$37	$-	$60	$-
Derivatives not designated as hedges:
Foreign exchange contracts	$4	$1	$32	$7	Cost of services/sales

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

11.   Segment Information

		(Stated in millions)

	Second Quarter 2018		Second Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,636	$350	$1,759	$299
Drilling	2,234	289	2,107	302
Production	3,257	316	2,496	221
Cameron	1,295	166	1,265	174
Eliminations & other	(119)	(27)	(165)	(46)
Pretax operating income		1,094		950
Corporate & other (1)		(239)		(242)
Interest income (2)		11		28
Interest expense (3)		(135)		(128)
Charges and credits (4)		(184)		(591)
	$8,303	$547	$7,462	$17

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($1 million in 2018; $6 million in 2017).

(3)   Interest expense excludes amounts which are included in the segments’ income ($9 million in 2018; $14 million in 2017).

(4)   See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2018		Six Months 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,192	$657	$3,377	$580
Drilling	4,360	582	4,092	531
Production	6,216	532	4,683	331
Cameron	2,605	332	2,494	336
Eliminations & other	(242)	(35)	(290)	(71)
Pretax operating income		2,068		1,707
Corporate & other (1)		(464)		(480)
Interest income (2)		36		52
Interest expense (3)		(266)		(254)
Charges and credits (4)		(184)		(674)
	$16,131	$1,190	$14,356	$351

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($4 million in 2018; $11 million in 2017).

(3)   Interest expense excludes amounts which are included in the segments’ income ($21 million in 2018; $27 million in 2017).

(4)   See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2018	2017	2018	2017
North America	$3,139	$2,202	$5,974	$4,074
Latin America	919	1,039	1,790	1,991
Europe/CIS/Africa	1,778	1,750	3,482	3,401
Middle East & Asia	2,367	2,347	4,676	4,666
Eliminations & other	100	124	209	224
	$8,303	$7,462	$16,131	$14,356

North America and International revenue disaggregated by Group was as follows:

			(Stated in millions)

	Second Quarter 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$269	$1,233	$134	$1,636
Drilling	568	1,612	54	2,234
Production	1,695	1,560	2	3,257
Cameron	611	707	(23)	1,295
Other	(4)	(48)	(67)	(119)
	$3,139	$5,064	$100	$8,303

	Second Quarter 2017
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$217	$1,372	$170	$1,759
Drilling	485	1,565	57	2,107
Production	1,032	1,475	(11)	2,496
Cameron	474	788	3	1,265
Other	(6)	(64)	(95)	(165)
	$2,202	$5,136	$124	$7,462

		(Stated in millions)

	Six Months 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$491	$2,429	$272	$3,192
Drilling	1,132	3,125	103	4,360
Production	3,195	3,018	3	6,216
Cameron	1,180	1,461	(36)	2,605
Other	(24)	(85)	(133)	(242)
	$5,974	$9,948	$209	$16,131

	Six Months 2017
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$448	$2,639	$290	$3,377
Drilling	940	3,034	118	4,092
Production	1,770	2,927	(14)	4,683
Cameron	919	1,581	(6)	2,494
Other	(3)	(123)	(164)	(290)
	$4,074	$10,058	$224	$14,356

12.   Pension and Other Postretirement Benefit Plans

Net pension cost (credit) for the Schlumberger pension plans included the following components:

(Stated in millions)

	Second Quarter				Six Months
	2018		2017		2018		2017
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$14	$38	$14	$19	$30	$70	$29	$48
Interest cost	41	76	44	75	84	152	88	153
Expected return on plan assets	(63)	(149)	(62)	(134)	(125)	(293)	(122)	(270)
Amortization of prior service cost	3	3	3	24	6	5	6	48
Amortization of net loss	12	27	9	27	24	70	19	60
	$7	$(5)	$8	$11	$19	$4	$20	$39

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2018	2017	2018	2017
Service cost	$8	$7	$16	$15
Interest cost	10	12	22	23
Expected return on plan assets	(16)	(16)	(32)	(31)
Amortization of prior service credit	(7)	(7)	(14)	(14)
	$(5)	$(4)	$(8)	$(7)

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2018	$(2,139)	$13	$3	$(2,151)	$(4,274)
Other comprehensive loss before reclassifications	(81)	(21)	(10)	-	(112)
Amounts reclassified from accumulated other comprehensive loss	-	-	(5)	86	81
Net other comprehensive income	(81)	(21)	(15)	86	(31)
Balance, June 30, 2018	$(2,220)	$(8)	$(12)	$(2,065)	$(4,305)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2017	$(2,136)	$21	$(19)	$(2,509)	$(4,643)
Other comprehensive gain (loss) before reclassifications	(26)	(25)	11	-	(40)
Amounts reclassified from accumulated other comprehensive loss	-	-	8	117	125
Net other comprehensive income	(26)	(25)	19	117	85
Balance, June 30, 2017	$(2,162)	$(4)	$-	$(2,392)	$(4,558)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2018 Compared to Second Quarter 2017

		(Stated in millions)

	Second Quarter 2018		Second Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,636	$350	$1,759	$299
Drilling	2,234	289	2,107	302
Production	3,257	316	2,496	221
Cameron	1,295	166	1,265	174
Eliminations & other	(119)	(27)	(165)	(46)
Pretax operating income		1,094		950
Corporate & other (1)		(239)		(242)
Interest income (2)		11		28
Interest expense (3)		(135)		(128)
Charges and credits (4)		(184)		(591)
	$8,303	$547	$7,462	$17

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($1 million in 2018; $6 million in 2017).

(3)  Interest expense excludes amounts which are included in the segments’ income ($9 million in 2018; $14 million in 2017).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2018 revenue of $8.3 billion increased 11% year-on-year. Production revenue increased 30% due to the accelerated land activity growth in North America, while Drilling revenue was higher by 6% due to higher demand for directional drilling technologies on land in North America and the start-up of multiple new projects internationally. Cameron revenue increased by 2% while Reservoir Characterization revenue declined 7%.

Second-quarter 2018 pretax operating margin was essentially flat year-on-year at 13% as margin expansion in Production and Reservoir Characterization was offset by margin declines in Drilling and Cameron. As a result of accelerated land activity in North America, Production pretax operating margin expanded 84 basis points (“bps”) to 10%. Reservoir Characterization pretax operating margin increased 439 bps to 21% as a result of reduced depreciation and amortization following the WesternGeco impairment charges recorded during the fourth quarter of 2017. Drilling pretax operating margin declined 139 bps year-on-year to 13%, driven by additional costs associated with the start-up of multiple new integrated drilling projects. Cameron pretax operating margin declined also by 94 bps to 13%.

Reservoir Characterization Group

Second-quarter 2018 revenue of $1.6 billion decreased 7% year-on-year primarily due to reduced WesternGeco multiclient seismic license sales, the continued wind down of WesternGeco marine seismic acquisition contracts and lower OneSurface revenue on long-term projects in the Middle East.

Year-on-year, pretax operating margin increased 439 bps to 21% primarily as a result of reduced depreciation and amortization following the WesternGeco impairment charges recorded during the fourth quarter of 2017.

Drilling Group

Second-quarter 2018 revenue of $2.2 billion increased 6% year-on-year primarily due to higher demand for directional drilling technologies on land in North America and the start-up of new integrated drilling projects internationally.

Year-on-year, pretax operating margin declined by 139 bps to 13% primarily due to additional mobilization and start-up costs associated with the new integrated drilling projects.

Production Group

Second-quarter 2018 revenue of $3.3 billion increased 30% year-on-year driven by the accelerated land activity growth in North America due to the deployment of additional capacity, market share gains and improved pricing that benefited the pressure pumping business.

Year-on-year, pretax operating margin increased 84 bps to 10% as a result of improved profitability in North America due to accelerated land activity and improved pricing.

Cameron Group

Second-quarter 2018 revenue of $1.3 billion increased 2% year-on-year due to higher activity on land in North America benefiting the short-cycle businesses of Surface Systems and Valves & Measurement. This was largely offset by a declining project backlog for the long-cycle businesses of OneSubsea and Drilling Systems.

Year-on-year, pretax operating margin decreased 94 bps to 13%.

Six Months 2018 Compared to Six Months 2017

		(Stated in millions)

	Six Months 2018		Six Months 2017
		Income		Income
		Before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,192	$657	$3,377	$580
Drilling	4,360	582	4,092	531
Production	6,216	532	4,683	331
Cameron	2,605	332	2,494	336
Eliminations & other	(242)	(35)	(290)	(71)
Pretax operating income		2,068		1,707
Corporate & other (1)		(464)		(480)
Interest income (2)		36		52
Interest expense (3)		(266)		(254)
Charges and credits (4)		(184)		(674)
	$16,131	$1,190	$14,356	$351

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($4 million in 2018; $11 million in 2017).

(3)  Interest expense excludes amounts which are included in the segments’ income ($21 million in 2018; $27 million in 2017).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2018 revenue of $16.1 billion increased 12% year-on-year.  International revenue was essentially flat in line with the flat rig count versus the same period last year. Production revenue increased 33% due to the accelerated land activity growth in North America, while Drilling revenue increased 7% due to higher demand for directional drilling technologies on land in North America and the start-up of multiple new projects internationally. Cameron revenue increased by 4% while Reservoir Characterization revenue declined 5%.

Six-month 2018 pretax operating margin increased 93 bps year-on-year to 13%, due to improved profitability in North America from the growth in land activity that benefited Production. As a result, the Production pretax operating margin expanded 149 bps to 9%.  Drilling pretax operating margin was essentially flat at 13%, as the additional costs associated with the mobilization and start-up of the new projects restricted margin expansion. Reservoir Characterization pretax operating margin increased 342 bps to 21% primarily as a result of reduced depreciation and amortization following the WesternGeco impairments charges recorded during the fourth quarter of 2017. Cameron pretax operating margin was essentially flat at 13%.

Reservoir Characterization Group

Six-month 2018 revenue of $3.2 billion decreased 5% year-on-year primarily due to lower OneSurface revenue on long-term projects in the Middle East and reduced WesternGeco multiclient seismic license sales.

Year-on-year, pretax operating margin increased 342 bps to 21% primarily as a result of reduced depreciation and amortization following the WesternGeco impairment charges recorded during the fourth quarter of 2017.

Drilling Group

Six-month 2018 revenue of $4.4 billion increased 7% year-on-year primarily due to higher demand for directional drilling technologies on land in North America and the start-up of new projects internationally.

Year-on-year, pretax operating margin was essentially flat at 13% due to the additional costs associated with the mobilization and start-up of the new integrated drilling projects.

Production Group

Six-month 2018 revenue of $6.2 billion increased 33% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America due to the deployment of additional capacity, market share gains and improved pricing that benefited the pressure pumping business.

Year-on-year, pretax operating margin increased 149 bps to 9% as a result of improved profitability in North America due to accelerated land activity and improved pricing.

Cameron Group

Six-month 2018 revenue of $2.6 billion increased 4% year-on-year due primarily to higher activity on land in North America that benefited the short-cycle businesses of Surface Systems and Valves & Measurement.

Year-on-year, pretax operating margin of 13% was essentially flat.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter		Six Months
	2018	2017	2018	2017
Equity in net earnings of affiliated companies	$28	$28	$42	$45
Interest income	12	34	40	63
	$40	$62	$82	$108

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2018 and 2017 were as follows:

	Second Quarter		Six Months
	2018	2017	2018	2017
Research & engineering	2.1%	2.6%	2.1%	2.8%
General & administrative	1.4%	1.5%	1.4%	1.4%

Research & engineering costs for the second quarter of 2018 and the first six months of 2018 have decreased as compared to the same periods in 2017 as a result of cost control measures.

The effective tax rate for the second quarter of 2018 was 19% and 590% for the same period of 2017.  The charges described in Note 2 to the Consolidated Financial Statements increased the effective tax rate for the second quarter of 2018 by two percentage points and 571 percentage points for the second quarter of 2017, as the majority of these charges were not tax-effective.

The effective tax rate for the first six months of 2018 was 18% and 42% for the same period in 2017. The charges described in Note 2 to the Consolidated Financial Statements increased the effective tax rate for the first six months of 2018 by one percentage point and 25 percentage points for the same period of 2017, as the majority of these charges were not tax-effective.

Charges and Credits

2018

During the second quarter of 2018, Schlumberger recorded a $184 million pretax charge ($164 million after-tax) associated with headcount reductions, primarily to further streamline its support cost structure.  This charge is classified in Impairments & other in the Consolidated Statement of Income (Loss).

There were no charges or credits recorded during the first quarter of 2018.

2017

Schlumberger recorded charges during the first and second quarters of 2017, which are are fully described in Note 2 to the Consolidated Financial Statements.  The following is a summary of the charges recorded during the first six months of 2017:

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Promissory note fair value adjustment and other	$510	$-	$12	$498
Merger & integration	164	31	-	133
	$674	$31	$12	$631

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity	2018	2017	2017
Cash	$1,461	$1,903	$1,799
Short-term investments	1,588	4,315	3,290
Fixed income investments, held to maturity	-	13	-
Short-term borrowings and current portion of long-term debt	(3,736)	(2,224)	(3,324)
Long-term debt	(13,865)	(16,600)	(14,875)
Net debt (1)	$(14,552)	$(12,593)	$(13,110)

Changes in Liquidity:	Six Months Ended Jun. 30,
	2018	2017
Net income	$971	$203
Impairment and other charges	184	674
Depreciation and amortization (2)	1,750	1,975
Earnings of equity method investments, less dividends received	(26)	(30)
Stock-based compensation expense	176	180
Pension and other postretirement benefits funding	(74)	(74)
Increase in working capital (3)	(1,338)	(1,339)
Other	(88)	(75)
Cash flow from operations	1,555	1,514
Capital expenditures	(974)	(884)
SPM investments	(434)	(328)
Multiclient seismic data costs capitalized	(47)	(190)
Free cash flow (4)	100	112
Dividends paid	(1,385)	(1,393)
Proceeds from employee stock plans	133	143
Stock repurchase program	(200)	(770)
	(1,352)	(1,908)
Business acquisitions and investments, net of cash acquired plus debt assumed	(47)	(364)
Other	(43)	(200)
Increase in net debt	(1,442)	(2,472)
Net debt, beginning of period	(13,110)	(10,121)
Net debt, end of period	$(14,552)	$(12,593)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $160 million and $230 million during the six months ended June 30, 2018 and 2017, respectively.
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

 Key liquidity events during the six months of 2018 and 2017 included:

•

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program for Schlumberger common stock to be completed at the latest by June 30, 2018.  This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program.  Schlumberger had repurchased $524 million under the new program as of June 30, 2018.

The following table summarizes the activity under these share repurchase programs:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2018	$200	2.9	$69.10
Six months ended June 30, 2017	$770	10.2	$75.40

•

Capital expenditures were $1.0 billion during the first six months of 2018 compared to $0.9 billion during the first six months of 2017.  Capital expenditures for full-year 2018 are expected to be approximately $2.0 billion as compared to $2.1 billion in 2017.

Schlumberger operates in more than 85 countries.   As of June 30, 2018, only four of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only two (the United States and Saudi Arabia) accounted for greater than 10% of such receivables.

As of June 30, 2018, Schlumberger had $3.0 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.5 billion that support commercial paper programs, of which $3.6 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at June 30, 2018 were $2.9 billion.

FORWARD-LOOKING STATEMENTS

This second-quarter 2018 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified technologies or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the effects of US tax reform; our effective tax rate; the success of Schlumberger’s SPM projects, and joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in this second-quarter 2018 Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of June 30, 2018, Schlumberger had repurchased $524 million of Schlumberger common stock under its $10 billion share repurchase program.

Schlumberger’s common stock repurchase activity for the three months ended June 30, 2018 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
April 2018	502.9	$66.87	502.9	$9,545,236
May 2018	497.4	$70.74	497.4	$9,510,050
June 2018	495.7	$67.75	495.7	$9,476,468
	1,496.0	$68.45	1,496.0

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

Schlumberger’s residual transactions or dealings with the government of Iran during the second quarter of 2018 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)

+ Exhibit 10.1—Amended and Restated French Sub Plan for Restricted Units (incorporated by reference to Appendix B of Schlumberger’s Definitive Proxy Statement filed with the SEC on March 2, 2018)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income (Loss); (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
+ Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	July 25, 2018	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory