Form 10-Q
period 2018-09-30
SCHLUMBERGER LIMITED/NV
filed 2018-10-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,384,801,810

SCHLUMBERGER LIMITED

Third Quarter 2018 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2018	2017	2018	2017
Revenue
Services	$6,345	$5,763	$18,222	$15,928
Product sales	2,159	2,142	6,414	6,333
Total Revenue	8,504	7,905	24,636	22,261
Interest & other income	36	64	118	172
Expenses
Cost of services	5,336	4,816	15,414	13,507
Cost of sales	1,988	1,981	5,892	5,836
Research & engineering	177	189	524	595
General & administrative	105	115	330	323
Impairments & other	-	-	184	510
Merger & integration	-	49	-	213
Interest	147	142	434	422
Income before taxes	787	677	1,976	1,027
Tax expense	129	121	348	269
Net income	658	556	1,628	758
Net income attributable to noncontrolling interests	14	11	29	9
Net income attributable to Schlumberger	$644	$545	$1,599	$749

Basic earnings per share of Schlumberger	$0.46	$0.39	$1.15	$0.54

Diluted earnings per share of Schlumberger	$0.46	$0.39	$1.15	$0.54

Average shares outstanding:
Basic	1,385	1,385	1,385	1,388
Assuming dilution	1,392	1,392	1,393	1,395

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2018	2017	2018	2017
Net income	$658	$556	$1,628	$758
Currency translation adjustments
Unrealized net change arising during the period	(47)	75	(128)	49
Marketable securities
Unrealized loss arising during the period	(12)	(41)	(33)	(66)
Cash flow hedges
Net gain (loss) on cash flow hedges	4	8	(6)	19
Reclassification to net income of net realized (gain) loss	2	(4)	(2)	4
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	47	40	141	119
Amortization to net income of net prior service (credit) cost	(1)	20	(4)	60
Income taxes on pension and other postretirement benefit plans	(2)	-	(7)	(2)
Comprehensive income	649	654	1,589	941
Comprehensive income attributable to noncontrolling interests	14	11	29	9
Comprehensive income attributable to Schlumberger	$635	$643	$1,560	$932

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2018	Dec. 31,
	(Unaudited)	2017
ASSETS
Current Assets
Cash	$1,493	$1,799
Short-term investments	1,361	3,290
Receivables less allowance for doubtful accounts (2018 - $245; 2017 - $241)	8,409	8,084
Inventories	4,108	4,046
Other current assets	1,112	1,278
	16,483	18,497
Investments in Affiliated Companies	1,497	1,519
Fixed Assets less accumulated depreciation	11,739	11,576
Multiclient Seismic Data	639	727
Goodwill	25,134	25,118
Intangible Assets	8,930	9,354
Other Assets	5,624	5,196
	$70,046	$71,987
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,419	$10,036
Estimated liability for taxes on income	1,265	1,223
Short-term borrowings and current portion of long-term debt	3,215	3,324
Dividends payable	701	699
	14,600	15,282
Long-term Debt	14,159	14,875
Postretirement Benefits	957	1,082
Deferred Taxes	1,529	1,650
Other Liabilities	1,853	1,837
	33,098	34,726
Equity
Common stock	13,058	12,975
Treasury stock	(3,924)	(4,049)
Retained earnings	31,712	32,190
Accumulated other comprehensive loss	(4,313)	(4,274)
Schlumberger stockholders' equity	36,533	36,842
Noncontrolling interests	415	419
	36,948	37,261
	$70,046	$71,987

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,628	$758
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and other charges	184	723
Depreciation and amortization (1)	2,637	2,931
Stock-based compensation expense	259	261
Pension and other postretirement benefits funding	(69)	(107)
Earnings of equity method investments, less dividends received	(41)	(52)
Change in assets and liabilities: (2)
Increase in receivables	(114)	(1,049)
(Increase) decrease in inventories	(68)	14
Decrease (increase) in other current assets	78	(86)
(Increase) decrease in other assets	(167)	202
Decrease in accounts payable and accrued liabilities	(1,011)	(533)
(Decrease) increase in estimated liability for taxes on income	(32)	181
Decrease in other liabilities	(6)	(74)
Other	104	243
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,382	3,412
Cash flows from investing activities:
Capital expenditures	(1,539)	(1,482)
SPM investments	(719)	(492)
Multiclient seismic data costs capitalized	(63)	(223)
Business acquisitions and investments, net of cash acquired	(290)	(382)
Sale of investments, net	1,922	3,310
Other	(36)	(92)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(725)	639
Cash flows from financing activities:
Dividends paid	(2,077)	(2,086)
Proceeds from employee stock purchase plan	227	212
Proceeds from exercise of stock options	29	49
Stock repurchase program	(300)	(868)
Proceeds from issuance of long-term debt	220	681
Repayment of long-term debt	(900)	(2,206)
Net decrease in short-term borrowings	(103)	(1,110)
Other	(47)	17
NET CASH USED IN FINANCING ACTIVITIES	(2,951)	(5,311)
Net decrease in cash before translation effect	(294)	(1,260)
Translation effect on cash	(12)	21
Cash, beginning of period	1,799	2,929
Cash, end of period	$1,493	$1,690

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2018 – September 30, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2018	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261
Net income			1,599		29	1,628
Currency translation adjustments				(128)	(4)	(132)
Changes in unrealized gain on marketable securities				(33)		(33)
Changes in fair value of cash flow hedges				(8)		(8)
Pension and other postretirement benefit plans				130		130
Shares sold to optionees, less shares exchanged	(37)	66				29
Vesting of restricted stock	(63)	63				-
Shares issued under employee stock purchase plan	(67)	294				227
Stock repurchase program		(300)				(300)
Stock-based compensation expense	259					259
Dividends declared ($1.50 per share)			(2,077)			(2,077)
Other	(9)	2			(29)	(36)
Balance, September 30, 2018	$13,058	$(3,924)	$31,712	$(4,313)	$415	$36,948

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2017 – September 30, 2017	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2017	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529
Net income			749		9	758
Currency translation adjustments				49		49
Changes in unrealized gain on marketable securities				(66)		(66)
Changes in fair value of cash flow hedges				23		23
Pension and other postretirement benefit plans				177		177
Shares sold to optionees, less shares exchanged	(39)	88				49
Vesting of restricted stock	(98)	98				-
Shares issued under employee stock purchase plan	(52)	264				212
Stock repurchase program		(868)				(868)
Stock-based compensation expense	261					261
Dividends declared ($1.50 per share)			(2,083)			(2,083)
Other	(10)	2			(23)	(31)
Balance, September 30, 2017	$12,863	$(3,966)	$35,136	$(4,460)	$437	$40,010

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2018	1,434	(50)	1,384
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	4	4
Stock repurchase program	-	(4)	(4)
Balance, September 30, 2018	1,434	(49)	1,385

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  The December 31, 2017 balance sheet information has been derived from the Schlumberger 2017 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on January 24, 2018.

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

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at September 30, 2018 and $0.3 billion at December 31, 2017.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog. Total backlog was $2.5 billion at September 30, 2018, of which approximately 59% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $0.8 billion at both September 30, 2018 and December 31, 2017.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

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

2.   Charges and Credits

2018

There were no charges or credits recorded during the first and third quarters of 2018.

During the second quarter of 2018, Schlumberger recorded a $184 million pretax charge ($164 million after-tax) associated with headcount reductions, primarily to further streamline its support cost structure.  This charge is classified in Impairments & other in the Consolidated Statement of Income.

2017

Schlumberger recorded the following charges and credits during the first nine months of 2017:

Third quarter of 2017:

•

In connection with Schlumberger’s 2016 acquisition of Cameron International Corporation (“Cameron”), Schlumberger recorded $49 million of charges  consisting of employee benefits, facility consolidation and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income.

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

These charges are classified in Impairments & other in the Consolidated Statement of Income.

•

In connection with Schlumberger’s 2016 acquisition of Cameron, Schlumberger recorded $81 million of charges consisting of employee benefits, facility consolidation and other merger and integration-related costs.  These charges are classified in Merger & integration in the Consolidated Statement of Income.

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

Although the $76 million net charge represents a reasonable estimate of the impact of the income tax effects of the Act on Schlumberger’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. Once Schlumberger finalizes certain tax positions, it will be able to conclude whether any further adjustments are required. Any adjustments to these provisional amounts will be reported as a component of Taxes on income in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2018			2017
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$644	1,385	$0.46	$545	1,385	$0.39
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	7		-	6
Diluted	$644	1,392	$0.46	$545	1,392	$0.39

	2018			2017
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$1,599	$1,385	$1.15	$749	$1,388	$0.54
Assumed exercise of stock options	-	1		-	2
Unvested restricted stock	-	7		-	5
Diluted	$1,599	$1,393	$1.15	$749	$1,395	$0.54

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2018	2017
Third Quarter	40	43
Nine Months	40	30

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2018	2017
Raw materials & field materials	$1,885	$1,846
Work in progress	541	503
Finished goods	1,682	1,697
	$4,108	$4,046

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2018	2017
Property, plant & equipment	$38,695	$37,813
Less: Accumulated depreciation	26,956	26,237
	$11,739	$11,576

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2018	2017
Third Quarter	$516	$591
Nine Months	$1,564	$1,796

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2018 was as follows:

(Stated in millions)

Balance at December 31, 2017	$727
Capitalized in period	63
Charged to expense	(151)
Balance at September 30, 2018	$639

7.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2018			Dec. 31, 2017
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,775	$1,187	$3,588	$4,832	$1,020	$3,812
Technology/technical know-how	3,578	1,197	2,381	3,634	1,078	2,556
Tradenames	2,806	609	2,197	2,806	533	2,273
Other	1,362	598	764	1,295	582	713
	$12,521	$3,591	$8,930	$12,567	$3,213	$9,354

Amortization expense charged to income was as follows:

(Stated in millions)

	2018	2017
Third Quarter	$167	$165
Nine Months	$506	$501

Based on the net book value of intangible assets at September 30, 2018, amortization charged to income for the subsequent five years is estimated to be: fourth quarter of 2018—$169 million; 2019—$680 million; 2020—$648 million; 2021—$617 million; 2022—$609 million; and 2023—$594 million.

8.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2018	2017
4.00% Senior Notes due 2025	$1,742	$1,741
3.30% Senior Notes due 2021	1,596	1,595
3.00% Senior Notes due 2020	1,595	1,593
3.65% Senior Notes due 2023	1,493	1,492
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	997	996
3.63% Senior Notes due 2022	847	846
2.65% Senior Notes due 2022	598	598
2.20% Senior Notes due 2020	498	498
7.00% Notes due 2038	211	212
4.50% Notes due 2021	133	135
5.95% Notes due 2041	115	115
3.60% Notes due 2022	109	110
5.13% Notes due 2043	99	99
4.00% Notes due 2023	82	82
3.70% Notes due 2024	55	56
0.63% Guaranteed Notes due 2019	-	712
1.50% Guaranteed Notes due 2019	-	603
Commercial paper borrowings	2,600	1,694
Other	289	598
	$14,159	$14,875

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at September 30, 2018 and December 31, 2017, was $14.1 billion and $15.2 billion, respectively.

Borrowings under Schlumberger’s commercial paper programs at September 30, 2018 were $3.1 billion, of which $0.5 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.  At December 31, 2017, borrowings under the commercial paper programs were $3.0 billion, of which $1.3 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

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

At September 30, 2018, Schlumberger had fixed rate debt aggregating $13.3 billion and variable rate debt aggregating $4.1 billion, after taking into account the effect of interest rate swaps.

Short-term investments were $1.4 billion at September 30, 2018.  The carrying value of these investments approximated fair value.

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

At September 30, 2018, Schlumberger recognized a cumulative net $5 million loss in Accumulated Other Comprehensive Loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At September 30, 2018, contracts were outstanding for the US dollar equivalent of $5.0 billion in various foreign currencies, of which $1.9 billion relates to hedges of debt denominated in currencies other than the functional currency.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2018	2017	2018	2017	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swap	$6	$19	$(6)	$66	Interest expense

Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(2)	$-	$3	$-	Cost of services/sales
Cross currency swap	(30)	-	25	-	Interest expense
	$(32)	$-	$28	$-
Derivatives not designated as hedges:
Foreign exchange contracts	$(17)	$(10)	$15	$(3)	Cost of services/sales

10.   Contingencies

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

11.   Segment Information

		(Stated in millions)

	Third Quarter 2018		Third Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,673	$373	$1,771	$311
Drilling	2,429	339	2,120	301
Production	3,252	320	2,876	283
Cameron	1,298	148	1,297	194
Eliminations & other	(148)	(28)	(159)	(30)
Pretax operating income		1,152		1,059
Corporate & other (1)		(234)		(234)
Interest income (2)		8		30
Interest expense (3)		(139)		(129)
Charges and credits (4)		-		(49)
	$8,504	$787	$7,905	$677

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($2 million in 2018; $4 million in 2017).

(3)   Interest expense excludes amounts which are included in the segments’ income ($8 million in 2018; $13 million in 2017).

(4)   See Note 2 – Charges and Credits.

		(Stated in millions)

	Nine Months 2018		Nine Months 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$4,865	$1,030	$5,148	$891
Drilling	6,789	921	6,212	832
Production	9,468	851	7,559	614
Cameron	3,902	481	3,791	530
Eliminations & other	(388)	(63)	(449)	(101)
Pretax operating income		3,220		2,766
Corporate & other (1)		(699)		(715)
Interest income (2)		44		82
Interest expense (3)		(405)		(383)
Charges and credits (4)		(184)		(723)
	$24,636	$1,976	$22,261	$1,027

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($7 million in 2018; $15 million in 2017).

(3)   Interest expense excludes amounts which are included in the segments’ income ($29 million in 2018; $39 million in 2017).

(4)   See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2018	2017	2018	2017
North America	$3,189	$2,602	$9,164	$6,675
Latin America	978	952	2,767	2,942
Europe/CIS/Africa	1,820	1,843	5,316	5,255
Middle East & Asia	2,417	2,352	7,079	7,007
Eliminations & other	100	156	310	382
	$8,504	$7,905	$24,636	$22,261

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$242	$1,317	$114	$1,673
Drilling	601	1,760	68	2,429
Production	1,725	1,527	-	3,252
Cameron	617	656	25	1,298
Other	4	(45)	(107)	(148)
	$3,189	$5,215	$100	$8,504

	Nine Months 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$733	$3,747	$385	$4,865
Drilling	1,733	4,884	172	6,789
Production	4,919	4,545	4	9,468
Cameron	1,761	2,070	71	3,902
Other	18	(84)	(322)	(388)
	$9,164	$15,162	$310	$24,636

12.   Pension and Other Postretirement Benefit Plans

Net pension cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Third Quarter				Nine Months
	2018		2017		2018		2017
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$14	$35	$14	$24	$44	$105	$44	$71
Interest cost	41	77	44	76	125	229	131	230
Expected return on plan assets	(61)	(149)	(60)	(135)	(186)	(442)	(181)	(406)
Amortization of prior service cost	3	3	3	24	9	8	9	73
Amortization of net loss	12	35	10	30	36	105	29	90
	$9	$1	$11	$19	$28	$5	$32	$58

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Third Quarter		Nine Months
	2018	2017	2018	2017
Service cost	$8	$7	$24	$22
Interest cost	11	12	33	35
Expected return on plan assets	(15)	(16)	(47)	(46)
Amortization of prior service credit	(7)	(7)	(21)	(22)
	$(3)	$(4)	$(11)	$(11)

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2018	$(2,139)	$13	$3	$(2,151)	$(4,274)
Other comprehensive loss before reclassifications	(128)	(33)	(6)	-	(167)
Amounts reclassified from accumulated other comprehensive loss	-	-	(2)	130	128
Net other comprehensive income	(128)	(33)	(8)	130	(39)
Balance, September 30, 2018	$(2,267)	$(20)	$(5)	$(2,021)	$(4,313)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2017	$(2,136)	$21	$(19)	$(2,509)	$(4,643)
Other comprehensive gain (loss) before reclassifications	49	(66)	19	-	2
Amounts reclassified from accumulated other comprehensive loss	-	-	4	179	183
Income taxes				(2)	(2)
Net other comprehensive income	49	(66)	23	177	183
Balance, September 30, 2017	$(2,087)	$(45)	$4	$(2,332)	$(4,460)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2018 Compared to Third Quarter 2017

		(Stated in millions)

	Third Quarter 2018		Third Quarter 2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,673	$373	$1,771	$311
Drilling	2,429	339	2,120	301
Production	3,252	320	2,876	283
Cameron	1,298	148	1,297	194
Eliminations & other	(148)	(28)	(159)	(30)
Pretax operating income		1,152		1,059
Corporate & other (1)		(234)		(234)
Interest income (2)		8		30
Interest expense (3)		(139)		(129)
Charges and credits (4)		-		(49)
	$8,504	$787	$7,905	$677

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($2 million in 2018; $4 million in 2017).

(3)  Interest expense excludes amounts which are included in the segments’ income ($8 million in 2018; $13 million in 2017).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

The oil market continued to tighten in the third quarter as seen by a further draw in global oil inventories and a significant increase in oil prices despite continued strong production from the US and increasing output from key OPEC countries. Global spare capacity is now less than 2%. The tightening supply and demand balance is driven by accelerating decline rates in the international production base and is further exacerbated by the ongoing reduction in Venezuelan and Iranian exports. Geopolitical events and their impact on supply are also becoming an increasing oil market consideration as the challenging security situation in several key countries could affect activity and production going forward. And while the current Permian takeaway constraints in North America should be addressed within the next 12 to 18 months, a series of reservoir- and production-related challenges is emerging in the US shale basins that could dampen the most optimistic production growth projections.

With the outlook for global economic growth and oil demand remaining solid, Schlumberger continues to see a need for a multiyear increase in international E&P investment.  Through the work Schlumberger has done over the past four years to expand its external offering and modernize its internal execution platform, it is well-positioned to outgrow the market in the expected upcycle.

Third-quarter 2018 revenue of $8.5 billion increased 8% year-on-year. The global rig count increased 4% as compared to the same period last year, North America land rig count increased by 10% and international rig count was essentially flat. North America revenue increased 23% largely driven by the deployment of additional hydraulic fracturing equipment and market share gains as compared to the prior year.  International revenue improved by 1%.

Reservoir Characterization

Third-quarter 2018 revenue of $1.7 billion decreased 6% year-on-year primarily due to reduced OneSurface revenue in the Middle East following the end of the first phase of an integrated production system project and reduced WesternGeco activity as marine seismic acquisition contracts continue to wind down.

Year-on-year, pretax operating margin increased 470 basis points (“bps”) to 22% primarily as a result of reduced depreciation and amortization following the WesternGeco impairment charges in the fourth quarter of 2017.

Drilling

Third-quarter 2018 revenue of $2.4 billion increased 15% year-on-year primarily due to higher demand for directional drilling technologies on land in North America and the start of new integrated drilling projects internationally. This benefited all the product lines, led by M-I SWACO, Integrated Drilling Services, and Drilling & Measurements.

Year-on-year, pretax operating margin declined slightly by 22 bps to 14% due primarily to mobilization and project start-up costs associated with the new integrated drilling projects.

Production

Third-quarter 2018 revenue of $3.3 billion increased 13% year-on-year with the majority of the revenue growth driven by accelerated land activity growth in North America that benefited the OneStim pressure pumping businesses. Growth was driven primarily by the deployment of hydraulic fracturing capacity and market share gains as compared to the prior year.  However, service revenue from the OneStim hydraulic fracturing business was increasingly impacted by softening activity and pricing over the course of the third quarter of 2018.  The dynamics of the pressure pumping market changed during the quarter and activity will likely continue to decline until the Permian takeaway capacity constraints are resolved.

Year-on-year, pretax operating margin remained flat at 10%.

Cameron

Third-quarter 2018 revenue of $1.3 billion was flat year-on-year as higher revenue on land in North America benefiting the short-cycle businesses of Surface Systems and Valves & Measurement was offset by the decline of the long-cycle businesses of OneSubsea.

Year-on-year, pretax operating margin decreased 349 bps to 11%, driven primarily by the decline in high-margin OneSubsea project volumes.

Nine Months 2018 Compared to Nine Months 2017

		(Stated in millions)

	Nine Months 2018		Nine Months 2017
		Income		Income
		Before		before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$4,865	$1,030	$5,148	$891
Drilling	6,789	921	6,212	832
Production	9,468	851	7,559	614
Cameron	3,902	481	3,791	530
Eliminations & other	(388)	(63)	(449)	(101)
Pretax operating income		3,220		2,766
Corporate & other (1)		(699)		(715)
Interest income (2)		44		82
Interest expense (3)		(405)		(383)
Charges and credits (4)		(184)		(723)
	$24,636	$1,976	$22,261	$1,027

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($7 million in 2018; $15 million in 2017).

(3)  Interest expense excludes amounts which are included in the segments’ income ($29 million in 2018; $39 million in 2017).

(4)  Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2018 revenue of $24.6 billion increased 11% year-on-year. The global rig count increased 6% as the North American land rig count increased 11% and the international rig count was flat versus the same period last year. Revenue in North America grew 37% driven by the deployment of additional hydraulic fracturing capacity, market share gains, operational efficiency improvements and improved pricing. International revenue was essentially flat.

Reservoir Characterization

Nine-month 2018 revenue of $4.9 billion decreased 5% year-on-year primarily due to reduced OneSurface revenue following the end of the first phase of an integrated production system project in the Middle East and reduced WesternGeco activity as marine seismic acquisition contracts continue to wind down.

Year-on-year, pretax operating margin increased 386 bps to 21% primarily as a result of reduced depreciation and amortization following the WesternGeco impairment charges recorded in the fourth quarter of 2017.

Drilling

Nine-month 2018 revenue of $6.8 billion increased 9% year-on-year primarily due to higher demand for directional drilling technologies on land in North America and the start of new integrated drilling projects internationally. This benefited Drilling & Measurements, Bits & Drilling tools, M-I SWACO and Integrated Drilling Services.

Year-on-year, pretax operating margin was essentially flat at 14%.

Production

Nine-month 2018 revenue of $9.5 billion increased 25% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America that benefited the OneStim pressure pumping businesses in North America land. Growth was driven by the deployment of additional hydraulic fracturing capacity, market share gains, operational efficiency improvements, and improved pricing.

Year-on-year, pretax operating margin increased 87 bps to 9% as a result of improved profitability in North America due to accelerated land activity and improved pricing.

Cameron

Nine-month 2018 revenue of $3.9 billion increased 3% year-on-year due to higher revenue in North America land benefiting the short-cycle businesses of Surface Systems and Valves & Measurement.  This was largely offset by the decline of the long-cycle businesses of Drilling Systems and OneSubsea.

Year-on-year, pretax operating margin of 12% declined 166 bps due primarily to the decline in high-margin OneSubsea project volumes.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter		Nine Months
	2018	2017	2018	2017
Equity in net earnings of affiliated companies	$26	$30	$67	$75
Interest income	10	34	51	97
	$36	$64	$118	$172

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2018 and 2017 were as follows:

	Third Quarter		Nine Months
	2018	2017	2018	2017
Research & engineering	2.1%	2.4%	2.1%	2.7%
General & administrative	1.2%	1.5%	1.3%	1.5%

Research & engineering and General & administrative costs for the third quarter of 2018 and the first nine months of 2018 have decreased as a percentage of revenue compared to the same periods in 2017 as a result of cost control measures.

The effective tax rate for the third quarter of 2018 declined year-on-year to 16.4% from 17.9%, driven primarily by the decrease in the US statutory tax rate as a result of tax reform.

The effective tax rate for the first nine months of 2018 was 17.6% and 26.2% for the same period in 2017. The charges described in Note 2 to the Consolidated Financial Statements increased the effective tax rate for the first nine months of 2018 by 60 bps and eight percentage points for the same period of 2017, as the majority of these charges were not tax-effective.  Excluding these charges, the effective tax rate for the first nine months of 2018 was 17.0% as compared to 17.8% for the same period of 2017.

Charges and Credits

2018

There were no charges or credits recorded during the first and third quarters of 2018.

During the second quarter of 2018, Schlumberger recorded a $184 million pretax charge ($164 million after-tax) associated with headcount reductions, primarily to further streamline its support cost structure.  This charge is classified in Impairments & other in the Consolidated Statement of Income.

2017

Schlumberger recorded charges during the first, second and third quarters of 2017, which are fully described in Note 2 to the Consolidated Financial Statements.  The following is a summary of the charges recorded during the first nine months of 2017:

	(Stated in millions)

			Noncontrolling
	Pretax	Tax	Interests	Net
Promissory note fair value adjustment and other	$510	$-	$12	$498
Merger & integration	213	44	-	169
	$723	$44	$12	$667

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity	2018	2017	2017
Cash	$1,493	$1,690	$1,799
Short-term investments	1,361	3,262	3,290
Short-term borrowings and current portion of long-term debt	(3,215)	(1,289)	(3,324)
Long-term debt	(14,159)	(15,871)	(14,875)
Net debt (1)	$(14,520)	$(12,208)	$(13,110)

Changes in Liquidity:	Nine Months Ended Sept. 30,
	2018	2017
Net income	$1,628	$758
Impairment and other charges	184	723
Depreciation and amortization (2)	2,637	2,931
Earnings of equity method investments, less dividends received	(41)	(52)
Stock-based compensation expense	259	261
Pension and other postretirement benefits funding	(69)	(107)
Increase in working capital (3)	(1,147)	(1,473)
US federal tax refund	-	685
Other	(69)	(314)
Cash flow from operations	3,382	3,412
Capital expenditures	(1,539)	(1,482)
SPM investments	(719)	(492)
Multiclient seismic data costs capitalized	(63)	(223)
Free cash flow (4)	1,061	1,215
Dividends paid	(2,077)	(2,086)
Proceeds from employee stock plans	256	261
Stock repurchase program	(300)	(868)
	(1,060)	(1,478)
Business acquisitions and investments, net of cash acquired plus debt assumed	(290)	(382)
Other	(60)	(227)
Increase in net debt	(1,410)	(2,087)
Net debt, beginning of period	(13,110)	(10,121)
Net debt, end of period	$(14,520)	$(12,208)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $265 million and $347 million during the nine months ended September 30, 2018 and 2017, respectively.
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

 Key liquidity events during the nine months of 2018 and 2017 included:

•

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program for Schlumberger common stock to be completed at the latest by June 30, 2018.  This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program.  Schlumberger had repurchased $623 million of Schlumberger common stock under the 2016 repurchase program as of September 30, 2018.

The following table summarizes the activity under these share repurchase programs:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2018	$300	4.4	$67.67
Nine months ended September 30, 2017	$868	11.7	$74.21

•

Capital expenditures were $1.5 billion during the first nine months of 2018 compared to $1.5 billion during the first nine months of 2017.  Capital expenditures for full-year 2018 are expected to be approximately $2.0 billion as compared to $2.1 billion in 2017.

Schlumberger operates in more than 85 countries.   As of September 30, 2018, only three of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only the United States accounted for greater than 10% of such receivables.

As of September 30, 2018, Schlumberger had $2.9 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.5 billion that support commercial paper programs, of which $3.4 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at September 30, 2018 were $3.1 billion.

FORWARD-LOOKING STATEMENTS

This third-quarter 2018 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the effects of US tax reform; our effective tax rate; Schlumberger’s SPM projects, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in this third-quarter 2018 Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of September 30, 2018, Schlumberger had repurchased $623 million of Schlumberger common stock under its $10 billion share repurchase program.

Schlumberger’s common stock repurchase activity for the three months ended September 30, 2018 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
July 2018	659.8	$67.02	659.8	$9,432,247
August 2018	474.5	$65.17	474.5	$9,401,324
September 2018	401.8	$61.40	401.8	$9,376,651
	1,536.1	$64.98	1,536.1

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

Schlumberger’s residual transactions or dealings with the government of Iran during the third quarter of 2018 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintains an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)

* Exhibit 10.1— Third Amendment to the Schlumberger Limited Restoration Savings Plan (+)

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

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income (Loss); (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
+ Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	October 24, 2018	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory