Form 10-K
period 2018-12-31
SCHLUMBERGER LIMITED/NV
filed 2019-01-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $92.72 billion.

As of December 31, 2018, the number of shares of common stock outstanding was 1,382,964,324.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, Schlumberger’s definitive proxy statement for its 2019 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018 (the “2019 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading provider of technology for reservoir characterization, drilling, production and processing to the oil and gas industry.  Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, today Schlumberger supplies the industry’s most comprehensive range of products and services, from exploration through production, and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance.  As of December 31, 2018, the Company employed approximately 100,000 people of over 140 nationalities operating in more than 85 countries. Schlumberger has executive offices in Paris, Houston, London and The Hague.

Schlumberger operates in each of the major oilfield service markets, through four segments: Reservoir Characterization, Drilling, Production and Cameron.  Each segment consists of a number of technology-based service and product lines, or Technologies.  These Technologies cover the entire life cycle of the reservoir and correspond to a number of markets in which Schlumberger holds leading positions. The role of the Technologies is to support Schlumberger in providing the best possible service to customers and to ensure that Schlumberger remains at the forefront of technology development and services integration.  The Technologies are collectively responsible for driving excellence in execution throughout their businesses; overseeing operational processes, resource allocation and personnel; and delivering superior financial results.

The segments are as follows:

Reservoir Characterization – Consists of the principal Technologies involved in finding and defining hydrocarbon resources.  These include WesternGeco®, Wireline, Testing Services, OneSurface®, Software Integrated Solutions (“SIS”) and Integrated Services Management (“ISM”).

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

•

Integrated Services Management provides coordination and management of Schlumberger services, products and third parties in projects around the world.  ISM offers a certified integrated services project manager as a focal point of contact between the project owner and the various Schlumberger services, ensuring alignment of project objectives.

Drilling – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells and comprises Bits & Drilling Tools, M-I SWACO, Drilling & Measurements, Land Rigs and Integrated Drilling Services (“IDS”).

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

Production – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, OneStim®, Completions, Artificial Lift, and Schlumberger Production Management (“SPM”).

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

SPM creates alignment between Schlumberger and the asset holder and/or the operator whereby Schlumberger receives remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of customer assets under long-term agreements.    Schlumberger will invest its own services and products, and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products.  Instead, Schlumberger is generally compensated based upon cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based upon incremental production that it helps deliver above a mutually agreed baseline.  SPM represented less than 5% of Schlumberger’s consolidated revenue during each of 2018, 2017 and 2016.

Cameron – Consists of the principal Technologies involved in pressure and flow control for drilling and intervention rigs, oil and gas wells and production facilities, and includes OneSubsea®, Surface Systems, Drilling Systems, and Valves & Measurement.

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

A network of GeoMarket* regions, within each of four major geographic areas of North America, Latin America, Europe/CIS/Africa and Middle East & Asia, provides logistical, technical and commercial coordination.

The GeoMarket structure offers customers a single point of contact at the local level for field operations and brings together geographically focused teams to meet local needs and deliver customized solutions.  The GeoMarkets are responsible for providing the most efficient and cost-effective support possible to the operations.

Schlumberger primarily uses its own personnel to market its offerings.  The customer base, business risks and opportunities for growth are essentially uniform across all services and products.  Manufacturing and engineering facilities as well as research centers are shared, and the labor force is interchangeable.  Technological innovation, quality of service and price differentiation are the principal methods of competition, which vary geographically with respect to the different services and products offered.  While Schlumberger has numerous competitors, both large and small, Schlumberger believes it is an industry leader in providing geophysical equipment and  services, wireline logging, well production testing, exploration and production software, rig equipment, surface equipment, subsea equipment, artificial lift, hydraulic fracturing, cementing, coiled-tubing services, drilling and completion fluids, solids control and waste management, drilling pressure control, drill bits, measurement-while-drilling, logging-while-drilling, directional-drilling services, and surface data (mud) logging.

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

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of oilfield services. For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions that can temporarily reduce levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns for multiclient data, software and other oilfield services and products generally result in higher activity in the fourth quarter of each year as clients seek to fully utilize their annual budgets.

Customers and Backlog of Orders

For the year ended December 31, 2018, no single customer exceeded 10% of consolidated revenue. Other than the OneSubsea, Drilling Systems and WesternGeco businesses, Schlumberger has no significant backlog due to the nature of its businesses.  The combined backlog of these businesses was $2.7 billion at December 31, 2018 (of which approximately 50% is expected to be recognized as revenue during 2019) and $2.5 billion at December 31, 2017.

Executive Officers of Schlumberger

The following table sets forth, as of January 23, 2019, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience

Paal Kibsgaard	51	Chairman of the Board of Directors, since April 2015; Chief Executive Officer, since August 2011; Director since April 2011.

Simon Ayat	64	Executive Vice President and Chief Financial Officer, since March 2007.

Alexander C. Juden	58	Secretary and General Counsel, since April 2009.

Ashok Belani	60	Executive Vice President Technology, since January 2011.

Jean-Francois Poupeau	57	Executive Vice President Corporate Engagement, since May 2017; Executive Vice President Corporate Development and Communications, June 2012 to April 2017.

Patrick Schorn	50

Executive Vice President, Wells, since May 2018; Executive Vice President, New Ventures, May 2017 to May 2018; President, Operations, August 2015 to May 2017; President, Operations & Integration, July 2013 to August 2015.

Khaled Al Mogharbel	48	President, Eastern Hemisphere, since May 2017; President, Drilling Group, July 2013 to April 2017; President, Middle East, August 2011 to June 2013.

Aaron Gatt Floridia	50	President, Western Hemisphere, since May 2017; Chief Commercial Officer, May 2016 to May 2017; President, Reservoir Characterization Group, August 2011 to May 2016.

Stephane Biguet	50

Vice President Finance, since December 2017; Vice President and Treasurer, December 2016 to November 2017; Vice President Controller, Operations, August 2015 to December 2016; Vice President Controller, Operations & Integration, November 2013 to August 2015.

Pierre Chereque	64	Vice President and Director of Taxes, since June 2017; Director of Taxes, Operations July 2004 to May 2017.

Stephanie Cox	50

President NAL Drilling, since May 2018; Vice President Human Resources, June 2017 to April 2018; President, North America June 2016 to May 2017; President, Asia June 2014 to May 2016; Vice President, Human Resources May 2009 to May 2014.

Simon Farrant	54	Vice President Investor Relations, since February 2014; Special Projects Manager, December 2013 to January 2014.

Kevin Fyfe	45	Vice President and Controller, since October 2017; Controller, Cameron Group, April 2016 to October 2017; Vice President Finance, OneSubsea July 2013 to March 2016.

Hinda Gharbi	48	Vice President, Human Resources, since May 2018; President, Reservoir Characterization Group, June 2017 to May 2018; President, Wireline June 2013 to May 2017.

Howard Guild	47	Chief Accounting Officer, since July 2005.

Claudia Jaramillo	46

Vice President and Treasurer, since December 2017; ERM and Treasury Projects Manager, July 2017 to November 2017; Controller North America, July 2014 to July 2017; Controller, Drilling and Measurements, July 2011 to June 2014.

Vijay Kasibhatla	55	Director of Mergers and Acquisitions, since January 2013.

Saul R. Laureles	53	Director, Corporate Legal, since July 2014; Assistant Secretary, since April 2007; Deputy General Counsel, Governance and Securities, October 2012 to June 2014.

Olivier Le Peuch	55

Executive Vice President Reservoir and Infrastructure, since May 2018; President, Cameron Group, February 2017 to May 2018; President, Completions October 2014 to January 2017; Vice President EMS, August 2010 to September 2014.

Guy Arrington	55

Vice President, Operational Planning and Resource Management, since February 2018; President, M-I SWACO, February 2014 to January 2018; President, Bits and Advanced Technologies, September 2010 to January 2014.

Abdellah Merad	45

President NAL Production Group, since May 2018, President, Production Group, May 2017 to May 2018; Vice President Controller, Operations, December 2016 to April 2017; Vice President, Global Shared Services Organization, November 2013 to December 2016.

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

Demand for our products and services is substantially dependent on the levels of expenditures by our customers.  A substantial or an extended decline in oil and gas prices could result in lower expenditures by our customers, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Demand for our products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices and are sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas.  Declines, as well as anticipated declines, in oil and gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us.  These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

Historically, oil and natural gas prices have experienced significant volatility and can be affected by a variety of factors, including:

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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services as well as and downward pressure on the prices we charge.  Sustained market uncertainty can also result in lower demand and pricing for our products and services.  A significant downturn or sustained market uncertainty could result in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations and cash flows.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the over 85 countries in which we operate.

Our non-United States operations accounted for approximately 69% of our consolidated revenue in 2018, 74% in 2017 and 80% in 2016.  Operations in countries other than the United States are subject to various risks, including:

●	volatility in political, social and economic conditions;
●	exposure to expropriation of our assets or other governmental actions;
●	social unrest, acts of terrorism, war or other armed conflict;
●	confiscatory taxation or other adverse tax policies;
●	deprivation of contract rights;
●	trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;
●	exposure under the United States Foreign Corrupt Practices Act (“FCPA”) or similar legislation;
●	restrictions on the repatriation of income or capital;
●	currency exchange controls;
●	inflation; and
●	currency exchange rate fluctuations and devaluations.

Our failure to comply with complex US and foreign laws and regulations could have a material adverse effect on our operations.

We are subject to complex US and foreign laws and regulations, such as the FCPA, the U.K. Bribery Act and various other anti-bribery and anti-corruption laws.  We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons.  Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.  The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or violating applicable laws and regulations.  Any determination that we have violated or are responsible for violations of anti-bribery, trade control, trade sanctions or anti-corruption laws could have a material adverse effect on our financial condition.  Violations of international and US laws and regulations or the loss of any required licenses may result in fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on our reputation and our business, operating results and financial condition.

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

We could be subject to substantial liability claims, including catastrophic well incidents, which could adversely affect our financial condition, results of operations and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks. Our offerings involve production-related activities, radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. An accident involving these services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations. Catastrophic well incidents, including blow outs at a well site, may expose us to additional liabilities.  Generally, we rely on contractual indemnities, releases, limitations on liability with our customers and insurance to protect us from potential liability related to such events.  However, our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

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

Severe weather may adversely affect our operations.

Our business may be materially affected by severe weather in areas where we operate. This may entail the evacuation of personnel and stoppage of services. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of activities. Any of these events could adversely affect our financial condition, results of operations and cash flows.

Cyberattacks could have a material adverse impact on our business and results of operation.

We rely heavily on information systems to conduct our business, including systems operated by or under the control of third parties.  Although we devote significant resources to protect our systems and proprietary data, we have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material adverse impact on our systems when such incidents or attacks do occur.  If our systems, or the systems of third parties for protecting against cybersecurity risks are circumvented or breached, or we are subject to ransomware or other attacks,  this could result in disruptions to our business operations; unauthorized access to (or the loss of Company access to) competitively sensitive, confidential or other critical data or systems; loss of customers; financial losses; regulatory fines; misuse or corruption of critical data and proprietary information.

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

The following sets forth Schlumberger’s principal owned or leased facilities:

Taubate, Brazil; Beijing and Shanghai, China; Clamart, France; Pune, India; Johor, Malaysia; Veracruz, Mexico;  Stavanger, Norway; Singapore; Campina, Romania; Abingdon, Cambridge and Stonehouse, United Kingdom and within the United States: Little Rock, Arkansas; Ville Platte, Louisiana; Boston, Massachusetts; Houston, Katy, Rosharon and Sugar Land, Texas.

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

PART II

Item 5. Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2018, there were 26,720 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on Schlumberger common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2013 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

Schlumberger Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Share Repurchases

On July 18, 2013, the Schlumberger Board of Directors (the “Board”) approved a $10 billion share repurchase program for Schlumberger common stock, to be completed by June 30, 2018.  This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2018 was as follows:

	(Stated in thousands, except per share amounts)

	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Program
October 2018	586.0	$59.05	586.0	$9,342,049
November 2018	682.4	$49.22	682.4	$9,308,458
December 2018	797.6	$39.97	797.6	$9,276,578
	2,066.0	$48.44	2,066.0

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

	(Stated in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenue	$32,815	$30,440	$27,810	$35,475	$48,580
Income (loss) from continuing operations	$2,138	$(1,505)	$(1,687)	$2,072	$5,643
Diluted earnings (loss) per share from continuing operations	$1.53	$(1.08)	$(1.24)	$1.63	$4.31
Cash	$1,433	$1,799	$2,929	$2,793	$3,130
Short-term investments	$1,344	$3,290	$6,328	$10,241	$4,371
Working capital	$2,245	$3,215	$8,868	$12,791	$10,518
Fixed income investments, held to maturity	$-	$-	$238	$418	$442
Total assets	$70,507	$71,987	$77,956	$68,005	$66,904
Long-term debt	$14,644	$14,875	$16,463	$14,442	$10,565
Total debt	$16,051	$18,199	$19,616	$18,999	$13,330
Schlumberger stockholders' equity	$36,162	$36,842	$41,078	$35,633	$37,850
Cash dividends declared per share	$2.00	$2.00	$2.00	$2.00	$1.60

During 2018, Schlumberger adopted ASU No. 2016-02, Leases. Prior year amounts reflected in the table above have not been adjusted and continue to be reflected in accordance with Schlumberger’s historical accounting.  Refer to Note 15 to the Consolidated Financial Statements for further details.

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

2018 Executive Overview

Schlumberger full-year 2018 revenue of $32.8 billion increased 8% over 2017. This revenue growth was driven almost entirely by increased activity in North America against a backdrop of increasing oil prices throughout most of the year.

In the oil markets, sentiment was stable and positive for the first three quarters of 2018, providing a rising oil price environment. OECD crude and product stocks continued a downward trend that began in the third quarter of 2016. Production cuts from OPEC and Russia in 2017 served to strengthen the oil price. Activity picked up globally and, as oil reached its peak price for the year in October, production from major producers, including unconventional US production, began to surprise to the upside. Output in Libya rebounded sharply; Saudi Arabia and the United Arab Emirates each recorded record production output; and dispensations from the Iran export sanctions generated aggregate production that more than offset declines elsewhere.

As a result, the market became oversupplied at the beginning of the fourth quarter despite the anticipated slowdown in the Permian Basin production growth due to capacity takeaway constraints. This, coupled with concerns about global oil demand, caused oil prices to plummet by more than 40% during the fourth quarter of 2018 and led to a sudden and sharp decrease in US land well completion activity during the final months of the year.

In the natural gas markets, consumption of liquified natural gas (“LNG”) continued to rise enabled by vast sources of new supply. The US became a LNG exporter in 2016, when the first shipment left Sabine Pass in Louisiana. US export capacity grew to 37 million tonnes in 2018 and is set to nearly double in 2019. Underground gas storage in the US was below average through most of 2018, however, rising gas production from unconventional oil and gas wells in the US Northeast, Midcontinent and the Permian Basin helped to keep Henry Hub prices well below international prices. This will allow the US to join Australia and the Middle East as significant exporters.

Schlumberger financial performance in 2018 was driven largely by North America, where revenue of $12.0 billion grew 26% year-over-year, despite the steep fall-off in activity during the fourth quarter of the year.  This growth was driven by increased land activity that primarily benefited Schlumberger’s OneStim business, where revenue grew 41%.

Full-year 2018 international revenue of $20.4 billion was essentially flat  compared with 2017.  During the third quarter of 2018, international revenue grew faster than North America revenue for the first time since 2014, marking the beginning of a positive activity trend after three consecutive years of declining revenue.  This was driven by the increased activity of national oil companies (“NOCs”), as they began to invest in longer-term resource development following a sustained period of deep underinvestment and declining production.

The dramatic fall in oil prices in the fourth quarter was largely driven by higher-than-expected US shale production as a result of the surge in activity earlier in the year, and as geopolitics negatively impacted the global demand- and supply-balance sentiments. The combination of these two factors, together with a large sell-off in the equity markets due to concerns around global growth and increasing US interest rates, created a near-perfect storm to close out 2018.

Looking ahead to 2019, Schlumberger expects a more positive supply- and demand-balance sentiment to lead to a gradual recovery in the price of oil over the course of the year, as the OPEC and Russia production cuts take full effect; the effect of lower activity in North America land in the second half of 2018 impacts production growth; the dispensations from the Iran export sanctions expire and are not renewed; and as the US and China continue to work toward a solution to their ongoing trade dispute.

In the meantime, the recent oil price volatility has introduced more uncertainty around the global exploration and production (“E&P”) spending outlook for 2019, with customers generally taking a more conservative approach at the start of the year.  However, based on recent discussions with customers, Schlumberger is seeing clear signs that E&P investments are starting to normalize and reflect a more sustainable financial stewardship of the global resource base. For the North America land E&P operators, this means that future investments will likely be much closer to the level that can be covered by free cash flow. Conversely, in the international markets apart from the Middle East and Russia, after four years of underinvestment and a focus on maximizing cash flow, the NOCs and independents are starting to see the need to invest in their resource base simply to maintain production at current levels.

This means that even with the current oil price levels, Schlumberger expects solid, single-digit growth in the international markets, while in North America land the increased cost of capital and focus on aligning investments closer to free cash flow has introduced more uncertainty to the outlook for both drilling and production activity.

Fourth Quarter 2018 Results

		(Stated in millions)

	Fourth Quarter 2018		Third Quarter 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,651	$364	$1,676	$372
Drilling	2,461	318	2,429	339
Production	2,936	198	3,249	320
Cameron	1,265	127	1,298	148
Eliminations & other	(133)	(40)	(148)	(27)
Pretax operating income		967		1,152
Corporate & other (1)		(238)		(234)
Interest income (2)		8		8
Interest expense (3)		(132)		(139)
Charges & credits (4)		43		-
	$8,180	$648	$8,504	$787

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2018: $2 million; third quarter 2018: $2 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2018: $9 million; third quarter 2018: $8 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $8.2 billion declined 4% sequentially driven by lower activity and pricing for most Production- and Cameron-related businesses in North America land. Lower revenue from OneSubsea also contributed to the decline. International activity remained resilient despite the oil price drop, with revenue increasing 1% sequentially. The seasonal slowdown in Russia was offset by increased revenue in the Middle East, Asia and Africa. Revenue from Europe and Latin America was flat compared with the previous quarter.   Sequential performance was heavily impacted by Production- and Cameron-related activity declines in North America land, as seen by the 12% sequential decrease of revenue in North America. OneStim revenue dropped 25% sequentially as a number of fleets were warm-stacked during the latter part of the quarter, and as Schlumberger focused on securing dedicated contracts for the first half of 2019 early in the fourth-quarter tendering cycle.

Reservoir Characterization

Fourth-quarter revenue of $1.7 billion decreased 1% sequentially driven by the seasonal decline in Wireline activity in Russia, lower Wireline exploration activity offshore North America, and reduced OneSurface activity in the Middle East. These effects were partially offset by year-end sales of SIS software.

Reservoir Characterization pretax operating margin of 22% was essentially flat compared with the previous quarter as the effect of high-margin SIS software sales was offset by the seasonal decline in higher-margin Wireline revenue.

Drilling

Fourth-quarter revenue of $2.5 billion increased 1% sequentially driven primarily by international growth in Drilling & Measurements and M-I SWACO, while Drilling revenue remained resilient in North America land.

Drilling pretax operating margin of 13% decreased 105 basis points (“bps”) sequentially due to a seasonal activity decline in Russia and the increased cost of mobilizing additional resources as IDS project activity scaled up across international operations.

Production

Fourth-quarter revenue of $2.9 billion declined 10% sequentially. OneStim revenue in North America land dropped 25%, accounting for the vast majority of the Production revenue decrease, as a number of fleets were warm-stacked during the latter part of the quarter  due to market oversupply conditions.

Production pretax operating margin of 7% decreased 310 bps sequentially due to reduced pricing and activity in the OneStim business in North America land.

Cameron

Cameron revenue of $1.3 billion declined 3% sequentially as increased international sales in Surface Systems were more than offset by lower revenue from the OneSubsea and Valves & Measurement product lines.  OneSubsea booked more than $600 million in new project orders during the fourth quarter of 2018, indicating that it is now close to the cycle trough of backlog-driven activity.

Cameron pretax operating margin of 10% declined 140 bps sequentially due to lower OneSubsea margins.

Full-Year 2018 Results

		(Stated in millions)

	2018		2017
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$6,526	$1,392	$6,795	$1,244
Drilling	9,250	1,239	8,392	1,151
Production	12,394	1,052	10,630	936
Cameron	5,167	608	5,205	733
Eliminations & other	(522)	(104)	(582)	(143)
Pretax operating income		4,187		3,921
Corporate & other (1)		(937)		(934)
Interest income (2)		52		107
Interest expense (3)		(537)		(513)
Charges & credits (4)		(141)		(3,764)
	$32,815	$2,624	$30,440	$(1,183)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.  Full-year 2018 and 2017 results each include $252 million of amortization expense associated with intangible assets recorded as a result of the acquisition of Cameron, which was completed on April 1, 2016.

(2)	Excludes interest income included in the segments’ income (2018: $8 million; 2017: $21 million).
(3)	Excludes interest expense included in the segments’ income (2018: $38 million; 2017: $52 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2018 revenue of $32.8 billion increased 8% year-on-year and grew for the second successive year. Performance was driven by North America where revenue of $12.0 billion increased 26% due to the OneStim business, which grew by 41%. Full-year international revenue of $20.4 billion was essentially flat compared with 2017.

Full-year 2018 pretax operating income of $4.2 billion grew 7% year-on-year. Pretax operating margin of 13% was essentially flat with the previous year, as the impact of higher revenue was offset by reactivation and mobilization costs associated with the ramp-up and strategic positioning for increased activity in both North America and internationally.

Reservoir Characterization

Full-year 2018 revenue of $6.5 billion decreased 4% year-on-year primarily due to reduced OneSurface revenue following the end of the first phase of an integrated production system project in the Middle East and reduced WesternGeco activity as marine seismic acquisition contracts wound down during 2018 following the fourth quarter 2017 decision to cease all future marine seismic acquisition activities after satisfying Schlumberger’s remaining commitments.

Year-on-year, pretax operating margin increased 303 bps to 21% primarily as a result of reduced depreciation and amortization following the WesternGeco impairment charges recorded in the fourth quarter of 2017.

Drilling

Full-year 2018 revenue of $9.3 billion increased 10% year-on-year primarily due to higher demand for directional drilling technologies on land in North America and the start of new integrated drilling projects internationally. This benefited Drilling & Measurements, Bits & Drilling tools, M-I SWACO and Integrated Drilling Services.

Year-on-year, pretax operating margin declined 32 bps to 13%.

Production

Full-year 2018 revenue of $12.4 billion increased 17% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America that benefited the OneStim pressure pumping businesses in North America land for the first three quarters of 2018. Growth was driven by the deployment of additional hydraulic fracturing capacity, market share gains, operational efficiency improvements and improved pricing.

Year-on-year, pretax operating margin declined 32 bps to 8%.

Cameron

Full-year 2018 revenue of $5.2 billion decreased 1% year-on-year.  A 15% revenue increase in the short-cycle business of Surface Systems, driven by higher North America land activity, was offset by a 12% decline in the long-cycle OneSubsea business.

Year-on-year, pretax operating margin of 12% declined 232 bps due primarily to the decline in high-margin OneSubsea project volumes.

Full-Year 2017 Results

		(Stated in millions)

	2017		2016
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$6,795	$1,244	$6,660	$1,244
Drilling	8,392	1,151	8,561	994
Production	10,630	936	8,792	512
Cameron	5,205	733	4,211	653
Eliminations & other	(582)	(143)	(414)	(130)
Pretax operating income		3,921		3,273
Corporate & other (1)		(934)		(925)
Interest income (2)		107		84
Interest expense (3)		(513)		(517)
Charges & credits (4)		(3,764)		(3,820)
	$30,440	$(1,183)	$27,810	$(1,905)

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

Full-year 2017 revenue of $30.4 billion increased 9% year-on-year.  This included a full year of activity from the acquired Cameron businesses versus nine months of activity for the same period in 2016.  Excluding the impact of Cameron, revenue increased 7% year-

on-year.  The growth was primarily driven by North America, where the land rig count increased more than 80% versus the same period last year.

Full-year 2017 pretax operating margin was expanded 111 bps to 13%, as improved profitability in North America due to the land activity growth that benefited Production and Drilling was offset by margin declines in Reservoir Characterization and Cameron.

Reservoir Characterization

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

Production

Full-year 2017 revenue of $10.6 billion increased 21% year-on-year with most of the revenue increase attributable to the accelerated land activity growth in North America that benefited the pressure pumping business which grew 44%. Lower SPM production levels in Ecuador partially offset the revenue increase.

Year-on-year, pretax operating margin increased 298 bps to 9% as a result of improved profitability in North America due to the accelerated land activity and improved pricing.  This was partially offset by reduced margins in SPM due to lower production in Ecuador.

Cameron

Cameron contributed full-year revenue of $5.2 billion.  Cameron revenue for 2016 included only nine months of revenue following the April 2016 closing of the acquisition. Revenue in 2017 was impacted by a declining project backlog, particularly for the long-cycle businesses of Drilling Systems and OneSubsea.

Year-on-year, pretax operating margin of 14% decreased 142 bps as a result of lower Drilling Systems project volumes.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	2018	2017	2016
Interest income	$60	$128	$110
Earnings of equity method investments	89	96	90
	$149	$224	$200

The decrease in interest income in 2018 compared to 2017 is primarily attributable to lower cash and short-term investment balances.

Interest Expense

Interest expense of $575 million in 2018, $566 million in 2017 and $570 million in 2016 has been essentially flat.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2018	2017	2016
Research & engineering	2.1%	2.6%	3.6%
General & administrative	1.4%	1.4%	1.4%

Research & engineering costs have decreased in terms of both absolute dollars and as a percentage of Revenue over the past two years as a result of cost control measures.

Income Taxes

The Schlumberger effective tax rate was 17% in 2018, (28)% in 2017, and 15% in 2016.

The Schlumberger effective tax rate has historically been sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate generally decreases. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate generally increases.

As discussed in further detail in Note 3 to the Consolidated Financial Statements, on December 22, 2017 the US enacted the Tax Cuts and Jobs Act (the “Act”).  The Act, which is also commonly referred to as “US tax reform,” significantly changed US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries.

The effective tax rate for each of 2017 and 2016 was significantly impacted by the charges and credits described in Note 3 to the Consolidated Financial Statements because they were only partially tax-effective.  Excluding the impact of these charges and credits, the effective tax rate was 17% in 2018, 18% in 2017 and 16% in 2016.  The decrease in the effective tax rate in 2018 as compared to 2017, excluding the impact of charges and credits, was primarily due to the impact of US tax reform.  The increase in the effective tax rate in 2017 as compared to 2016, excluding the impact of charges and credits, was primarily attributable to a change in the geographic mix of earnings as the percentage of pretax earnings generated in North America increased compared to 2016.

Charges and Credits

Schlumberger recorded significant charges and credits during 2018, 2017 and 2016. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2018 charges and credits, of which the $215 million gain on the sale of the marine seismic acquisition business is classified in Gain on sale of business in the Consolidated Statement of Income (Loss), while the remaining $356 million of other charges are classified in Impairments & other.

	(Stated in millions)

	Pretax	Tax	Net
Gain on sale of marine seismic acquisition business	$(215)	$(19)	$(196)
Workforce reductions	184	20	164
Asset impairments	172	16	156
	$141	$17	$124

The following is a summary of the 2017 charges and credits, of which $3.211 billion were classified in Impairments & other, $245 million were classified in Cost of sales and $308 million were classified in Merger & integration in the Consolidated Statement of Income (Loss):

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

The following is a summary of the 2016 charges and credits, of which $3.172 billion were classified in Impairments & other, $349 million were classified in Merger & integration and $299 million were classified in Cost of sales in the Consolidated Statement of Income (Loss):

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

Liquidity and Capital Resources

Schlumberger had total Cash, Short-term investments and Fixed income investments, held to maturity of $2.8 billion, $5.1 billion and $9.5 billion at December 31, 2018, 2017 and 2016, respectively.  Total debt was $16.1 billion, $18.2 billion and $19.6 billion at December 31, 2018, 2017 and 2016, respectively.

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Dec. 31,	Dec. 31,	Dec. 31,
Components of Liquidity:	2018	2017	2016
Cash	$1,433	$1,799	$2,929
Short-term investments	1,344	3,290	6,328
Fixed income investments, held to maturity	-	-	238
Short-term borrowings and current portion of long-term debt	(1,407)	(3,324)	(3,153)
Long-term debt	(14,644)	(14,875)	(16,463)
Net debt (1)	$(13,274)	$(13,110)	$(10,121)

Changes in Liquidity:	2018	2017	2016
Income (loss) from continuing operations before noncontrolling interests	$2,177	$(1,513)	$(1,627)
Impairments and other charges	356	3,764	3,820
Gain on sale of WesternGeco marine seismic business	(215)	-	-
Depreciation and amortization (2)	3,556	3,837	4,094
Earnings of equity method investments, less dividends received	(48)	(56)	(60)
Pension and other postretirement benefits expense	30	104	187
Stock-based compensation expense	345	343	267
Pension and other postretirement benefits funding	(83)	(133)	(174)
Decrease (increase) in working capital (3)	(442)	(823)	416
US Federal tax refund	-	685	-
Other	37	(545)	(662)
Cash flow from operations	5,713	5,663	6,261
Capital expenditures	(2,160)	(2,107)	(2,055)
SPM investments	(981)	(1,609)	(1,031)
Multiclient seismic data capitalized	(100)	(276)	(630)
Free cash flow (4)	2,472	1,671	2,545
Dividends paid	(2,770)	(2,778)	(2,647)
Stock repurchase program	(400)	(969)	(778)
Proceeds from employee stock plans	261	297	415
	(437)	(1,779)	(465)
Proceeds from sale of WesternGeco marine seismic business, net of cash divested	579	-	-
Business acquisitions and investments, net of cash acquired plus debt assumed	(292)	(847)	(4,022)
Other	(14)	(363)	(87)
Increase in Net Debt	(164)	(2,989)	(4,574)
Net Debt, Beginning of period	(13,110)	(10,121)	(5,547)
Net Debt, End of period	$(13,274)	$(13,110)	$(10,121)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $340 million during 2018, $455 million during 2017 and $850 million during 2016.
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

Key liquidity events during 2018, 2017 and 2016 included:

•

Cash flow from operations was $5.7 billion in 2018, $5.7 billion in 2017 and $6.3 billion in 2016.  Operating cash flows for 2018 were essentially flat compared to 2017 as the lower consumption of working capital was offset by decreased depreciation and amortization following the asset impairment charges recorded during the fourth quarter of 2017.  The improvement in working capital in 2018 was largely driven by strong accounts receivable collections.  The decrease in operating cash flows in 2017 as compared to 2016 was largely attributable to lower earnings before consideration of non-cash charges and credits and depreciation and amortization expense.

•

On July 18, 2013, the Board approved a $10 billion share repurchase program to be completed at the latest by June 30, 2018. This program was completed during May 2017.  On January 21, 2016, the Board approved a new $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $723 million of Schlumberger common stock under this program as of December 31, 2018.

The following table summarizes the activity under these share repurchase programs during 2018, 2017 and 2016:

(Stated in thousands, except per share amounts)

	Total Cost	Total Number	Average Price
	of Shares	of Shares	Paid per
	Purchased	Purchased	Share
2018	$399,786	6,495.1	$61.55
2017	$968,676	13,249.7	$73.11
2016	$778,018	10,988.5	$70.80

•	Dividends paid during 2018, 2017 and 2016 were $2.8 billion, $2.8 billion and $2.6 billion, respectively.
•	Capital expenditures were $2.2 billion in 2018, $2.1 billion in 2017 and $2.1 billion in 2016. Capital expenditures during 2019 are expected to range between $1.5 billion and $1.7 billion.
•	During the fourth quarter of 2018, Schlumberger issued €600 million of 1.00% Guaranteed Notes due 2026.
•	During the fourth quarter of 2018, Schlumberger completed the divestiture of its marine seismic acquisition business for net proceeds of $579 million (after considering $21 million of cash divested).
•	During the fourth quarter of 2017, Schlumberger issued $500 million of 2.20% Guaranteed Notes due 2020 and $600 million of 2.65% Guaranteed Notes due 2022.
●

During 2018, 2017 and 2016, Schlumberger made contributions of $83 million, $133 million and $174 million, respectively, to its postretirement benefit plans. The US pension plans were 88% funded at both December 31, 2018 and December 31, 2017 based on their projected benefit obligations.

Schlumberger’s international defined benefit pension plans were a combined 97% funded at both December 31, 2018 and December 31, 2017 based on their projected benefit obligations.

Schlumberger expects to contribute approximately $25 million to its postretirement benefit plans in 2019, subject to market and business conditions.

•

The increase in SPM investments in 2017 as compared to 2016 is primarily attributable to the purchase of a majority non-operating interest in the Palliser Block, located in Alberta, Canada, from Cenovous Energy.

•

Schlumberger paid $2.8 billion of cash in connection with its 2016 acquisition of Cameron.  Additionally, as a result of the acquisition of Cameron, Schlumberger assumed $3.0 billion of debt (including a $244 million adjustment to increase Cameron’s long-term fixed rate debt to its estimated fair value) and acquired $2.2 billion of cash and short-term investments.

•	During the second quarter of 2016, Schlumberger repurchased approximately $1.4 billion of Cameron’s long-term fixed-rate debt.
•

In connection with Schlumberger’s 2016 acquisition of Cameron, Cameron was merged with Schlumberger Holdings Corporation (“SHC”), an indirect wholly-owned United States subsidiary of Schlumberger.  Under the terms of the agreement, Cameron shareholders received 0.716 shares of Schlumberger Limited common stock and a cash payment of $14.44 in exchange for each Cameron share of common stock outstanding.  In connection with this transaction, SHC acquired approximately 138 million shares of common stock from Schlumberger Limited and transferred those shares to Cameron’s shareholders.

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

As of December 31, 2018, Schlumberger had $2.8 billion of cash and short-term investments on hand. Schlumberger also has separate committed credit facility agreements aggregating $6.5 billion with commercial banks, of which $4.1 billion was available and unused as of December 31, 2018. The $6.5 billion of committed credit facility agreements support commercial paper programs. Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $2.4 billion as of December 31, 2018 and $3.0 billion as of December 31, 2017.

Summary of Contractual Obligations

	(Stated in millions)

		Payment Period
	Total	2019	2020-2021	2022-2023	After 2023
Debt (1)	$16,051	$1,408	$5,186	$6,558	$2,899
Interest on fixed rate debt obligations (2)	1,951	398	659	370	524
Operating leases	1,985	568	732	293	392
Purchase obligations (3)	3,764	3,518	177	54	15
	$23,751	$5,892	$6,754	$7,275	$3,830
(1)	Excludes future payments for interest.
(2)	Excludes interest on $2.8 billion of variable rate debt, which had a weighted average interest rate of 3.5% as of December 31, 2018.
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

As discussed in Note 14, Income Taxes, of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2018 is approximately $1.4 billion of liabilities associated with uncertain tax positions in the over 100 jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

Schlumberger has outstanding letters of credit/guarantees that relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where Schlumberger operates.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires Schlumberger to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by Schlumberger about matters that are inherently uncertain.

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

As a large multinational company with a long history of operating in a cyclical industry, Schlumberger has extensive experience in working with its customers during difficult times to manage its accounts receivable.  During weak economic environments or when there is an extended period of weakness in oil and gas prices, Schlumberger typically experiences delays in the payment of its receivables.  However, except as described below, Schlumberger has not had material write-offs due to uncollectible accounts receivable over the recent industry downturn.  Schlumberger operates in more than 85 countries.   As of December 31, 2018, only three of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only one (the United States) accounted for greater than 10% of such receivables.

In April 2016, Schlumberger announced that it was reducing its activity in Venezuela to align operations with cash collections as a result of insufficient payments on outstanding receivables.  Schlumberger also previously disclosed that its judgment regarding the collectibility of its receivables and promissory notes in Venezuela is sensitive to the political and economic conditions in the country and that, if conditions in Venezuela worsen, Schlumberger may be required to record adjustments to the carrying value of these assets.  During the fourth quarter of 2017, conditions in Venezuela further deteriorated such that Schlumberger determined it was appropriate to write-off the remaining outstanding receivable balance of approximately $469 million and record an impairment charge of $105 million related to the aforementioned promissory notes.

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

Under generally accepted accounting principles, Schlumberger has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, Schlumberger determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if Schlumberger concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

Schlumberger has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2018. Based on this assessment, Schlumberger concluded it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount. Accordingly, no further testing was required.

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

Revenue Recognition for Certain Long-lived Construction-type Contracts

Schlumberger recognizes revenue for certain long-term construction-type contracts over time.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Approximately 5% and 7% of Schlumberger’s revenue in 2018 and 2017, respectively, was recognized under this method.

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

Multiclient Seismic Data

Schlumberger capitalizes the costs associated with obtaining multiclient seismic data.  The carrying value of the multiclient seismic data library at December 31, 2018 and 2017 was $601 million and $727 million, respectively.  Such costs are charged to Cost of services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data.  However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

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

The discount rate that Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

●	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plan was 4.30% at December 31, 2018 and 3.70% at December 31, 2017.

●	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 4.00% at December 31, 2018 and 3.55% at December 31, 2017.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plan decreased from 4.20% in 2017 to 3.70% in 2018.
●	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans decreased from 4.13% in 2017 to 3.55% in 2018.

The expected rate of return for Schlumberger’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid. The expected rate of return for Schlumberger’s United States pension plans has been determined based upon expected rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the United States pension plans was 7.25% in both 2018 and 2017. The weighted average expected rate of return on plan assets for the international pension plans was 7.40% in both 2018 and 2017. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2018 postretirement medical expense was 7.00%, graded to 5.0% over the next nine years. The overall medical trend rate assumption utilized to determine the postretirement medical liability at December 31, 2018 was 7.00%, graded to 5.0% over the next nine years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States and international pension plans:

(Stated in millions)

		Effect on
	Effect on 2018	Dec. 31, 2018
Change in Assumption	Pretax Expense	Liability
25 basis point decrease in discount rate	+$39	+$509
25 basis point increase in discount rate	-$36	-$480
25 basis point decrease in expected return on plan assets	+$29	-
25 basis point increase in expected return on plan assets	-$28	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

Effect on
	Effect on 2018	Dec. 31, 2018
Change in Assumption	Pretax Expense	Liability
25 basis point decrease in discount rate	+$2	+$38
25 basis point increase in discount rate	-	-$36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger operates in more than 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 80% of Schlumberger’s revenue in 2018 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

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

A 10% appreciation in the US dollar from the December 31, 2018 market rates would increase the unrealized value of Schlumberger’s forward contracts by $132 million.  Conversely, a 10% depreciation in the US dollar from the December 31, 2018 market rates would decrease the unrealized value of Schlumberger’s forward contracts by $143 million.  In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2018, contracts were outstanding for the US dollar equivalent of $5.0 billion in various foreign currencies, of which $1.9 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2018, Schlumberger had fixed rate debt aggregating approximately $13.2 billion and variable rate debt aggregating approximately $2.8 billion, before considering the effects of cross currency swaps.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Short-term investments, which totaled approximately $1.3 billion at December 31, 2018, are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. The average return on investments was 2.3% in 2018.

The following table reflects the carrying amounts of Schlumberger’s debt at December 31, 2018 by year of maturity:

									(Stated in millions)

	2019	2020	2021	2022	2023	2024	2025	2026	Thereafter	Total
Fixed rate debt
0.63% Guaranteed Notes	$683									$683
1.50% Guaranteed Notes	571									571
3.00% Senior Notes		$1,596								1,596
2.20% Senior Notes		499								499
3.30% Senior Notes			$1,596							1,596
4.20% Senior Notes			1,100							1,100
4.50% Notes			132							132
2.40% Senior Notes				$997						997
3.63% Senior Notes				847						847
2.65% Senior Notes				598						598
3.60% Notes				109						109
3.65% Senior Notes					$1,493					1,493
4.00% Notes					82					82
3.70% Notes						$55				55
4.00% Senior Notes							$1,742			1,742
1.00% Guaranteed Notes								$678		678
7.00% Notes									$210	210
5.95% Notes									115	115
5.13% Notes									99	99
Total fixed rate debt	$1,254	$2,095	$2,828	$2,551	$1,575	$55	$1,742	$678	$424	$13,202
Variable rate debt	153	9	255	1,870	562	-	-	-	-	2,849
Total	$1,407	$2,104	$3,083	$4,421	$2,137	$55	$1,742	$678	$424	$16,051

The fair market value of the outstanding fixed rate debt was approximately $13.1 billion as of December 31, 2018. The weighted average interest rate on the variable rate debt as of December 31, 2018 was 3.5%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K and other statements we make contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; the effects of U.S. tax reform; our effective tax rate; Schlumberger’s SPM projects, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in this Form 10-K and other filings that we make with the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	(Stated in millions, except per share amounts)

Year Ended December 31,	2018	2017	2016
Revenue
Services	$24,296	$21,927	$20,259
Product sales	8,519	8,513	7,551
Total Revenue	32,815	30,440	27,810
Interest & other income	149	224	200
Gain on sale of business	215	-	-
Expenses
Cost of services	20,618	18,206	17,352
Cost of sales	7,860	8,337	7,057
Research & engineering	702	787	1,012
General & administrative	444	432	403
Impairments & other	356	3,211	3,172
Merger & integration	-	308	349
Interest	575	566	570
Income (loss) before taxes	2,624	(1,183)	(1,905)
Tax expense (benefit)	447	330	(278)
Net income (loss)	2,177	(1,513)	(1,627)
Net income (loss) attributable to noncontrolling interests	39	(8)	60
Net income (loss) attributable to Schlumberger	$2,138	$(1,505)	$(1,687)

Basic earnings (loss) per share of Schlumberger	$1.54	$(1.08)	$(1.24)

Diluted earnings (loss) per share of Schlumberger	$1.53	$(1.08)	$(1.24)

Average shares outstanding:
Basic	1,385	1,388	1,357
Assuming dilution	1,393	1,388	1,357

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Stated in millions)

Year Ended December 31,	2018	2017	2016
Net income (loss)	$2,177	$(1,513)	$(1,627)
Currency translation adjustments
Net change arising during the period	(191)	(3)	(83)
Marketable securities
Unrealized gain (loss) arising during the period	(11)	(8)	21
Cash flow hedges
Net gain (loss) on cash flow hedges	(16)	22	(101)
Reclassification to net income (loss) of net realized loss	1	-	121
Pension and other postretirement benefit plans
Actuarial gain (loss) arising during the period	(186)	134	(289)
Amortization to net income (loss) of net actuarial loss	187	159	157
Amortization to net income (loss) of net prior service cost	(5)	80	102
Income taxes on pension and other postretirement benefit plans	(18)	(15)	(13)
Comprehensive income (loss)	1,938	(1,144)	(1,712)
Comprehensive income (loss) attributable to noncontrolling interests	39	(8)	60
Comprehensive income (loss) attributable to Schlumberger	$1,899	$(1,136)	$(1,772)

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2018	2017
ASSETS
Current Assets
Cash	$1,433	$1,799
Short-term investments	1,344	3,290
Receivables less allowance for doubtful accounts (2018 - $249; 2017 - $241)	7,881	8,084
Inventories	4,010	4,046
Other current assets	1,063	1,278
	15,731	18,497
Investments in Affiliated Companies	1,538	1,519
Fixed Assets less accumulated depreciation	11,679	11,576
Multiclient Seismic Data	601	727
Goodwill	24,931	25,118
Intangible Assets	8,727	9,354
Other Assets	7,300	5,196
	$70,507	$71,987
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,223	10,036
Estimated liability for taxes on income	1,155	1,223
Short-term borrowings and current portion of long-term debt	1,407	3,324
Dividends payable	701	699
	13,486	15,282
Long-term Debt	14,644	14,875
Postretirement Benefits	1,153	1,082
Deferred Taxes	1,441	1,650
Other Liabilities	3,197	1,837
	33,921	34,726
Equity
Common stock	13,132	12,975
Treasury stock	(4,006)	(4,049)
Retained earnings	31,658	32,190
Accumulated other comprehensive loss	(4,622)	(4,274)
Schlumberger stockholders' equity	36,162	36,842
Noncontrolling interests	424	419
	36,586	37,261
	$70,507	$71,987

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,177	$(1,513)	$(1,627)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	356	3,764	3,820
Gain on sale of WesternGeco marine seismic acquisition business	(215)	-	-
Depreciation and amortization (1)	3,556	3,837	4,094
Pension and other postretirement benefits expense	30	104	187
Stock-based compensation expense	345	343	267
Pension and other postretirement benefits funding	(83)	(133)	(174)
Earnings of equity method investments, less dividends received	(48)	(56)	(60)
Change in assets and liabilities: (2)
Decrease (increase) in receivables	430	(124)	1,098
(Increase) decrease in inventories	(10)	108	800
Decrease (increase) in other current assets	121	(174)	308
(Increase) decrease in other assets	(58)	402	(488)
Decrease in accounts payable and accrued liabilities	(824)	(737)	(1,680)
(Decrease) increase in estimated liability for taxes on income	(159)	104	(110)
Increase (decrease) in other liabilities	69	(28)	77
Other	26	(234)	(251)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,713	5,663	6,261
Cash flows from investing activities:
Capital expenditures	(2,160)	(2,107)	(2,055)
SPM investments	(981)	(1,609)	(1,031)
Multiclient seismic data capitalized	(100)	(276)	(630)
Business acquisitions and investments, net of cash acquired	(292)	(847)	(2,398)
Proceeds from sale of WesternGeco marine seismic business, net of cash divested	579	-	-
Sale of investments, net	1,943	3,277	5,544
Other	(29)	(217)	(54)
NET CASH USED IN INVESTING ACTIVITIES	(1,040)	(1,779)	(624)
Cash flows from financing activities:
Dividends paid	(2,770)	(2,778)	(2,647)
Proceeds from employee stock purchase plan	227	212	231
Proceeds from exercise of stock options	34	85	184
Stock repurchase program	(400)	(969)	(778)
Proceeds from issuance of long-term debt	898	2,371	3,640
Repayment of long-term debt	(2,861)	(2,961)	(5,630)
Net decrease in short-term borrowings	(85)	(1,022)	(387)
Other	(63)	29	(41)
NET CASH USED IN FINANCING ACTIVITIES	(5,020)	(5,033)	(5,428)
Net (decrease) increase in cash before translation effect	(347)	(1,149)	209
Translation effect on cash	(19)	19	(73)
Cash, beginning of period	1,799	2,929	2,793
Cash, end of period	$1,433	$1,799	$2,929

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2016	$12,693	$(13,372)	$40,870	$(4,558)	$272	$35,905
Net loss			(1,687)		60	(1,627)
Currency translation adjustments				(83)		(83)
Changes in unrealized gain on marketable securities				21		21
Changes in fair value of cash flow hedges				20		20
Pension and other postretirement benefit plans				(43)		(43)
Shares sold to optionees, less shares exchanged	(82)	266				184
Vesting of restricted stock	(122)	122				-
Shares issued under employee stock purchase plan	(55)	286				231
Stock repurchase program		(778)				(778)
Stock-based compensation expense	267					267
Dividends declared ($2.00 per share)			(2,713)			(2,713)
Acquisition of Cameron International Corporation	103	9,924				10,027
Acquisition of noncontrolling interest					106	106
Other	(3)	2			13	12
Balance, December 31, 2016	12,801	(3,550)	36,470	(4,643)	451	41,529
Net loss			(1,505)		(8)	(1,513)
Currency translation adjustments				(3)		(3)
Changes in unrealized gain on marketable securities				(8)		(8)
Changes in fair value of cash flow hedges				22		22
Pension and other postretirement benefit plans				358		358
Shares sold to optionees, less shares exchanged	(10)	95				85
Vesting of restricted stock	(110)	110				-
Shares issued under employee stock purchase plan	(52)	264				212
Stock repurchase program		(969)				(969)
Stock-based compensation expense	343					343
Dividends declared ($2.00 per share)			(2,775)			(2,775)
Other	3	1			(24)	(20)
Balance, December 31, 2017	12,975	(4,049)	32,190	(4,274)	419	37,261
Net income			2,138		39	2,177
Currency translation adjustments				(191)	(5)	(196)
Changes in unrealized gain on marketable securities				(11)		(11)
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				(22)		(22)
Shares sold to optionees, less shares exchanged	(41)	75				34
Vesting of restricted stock	(72)	72				-
Shares issued under employee stock purchase plan	(67)	294				227
Stock repurchase program		(400)				(400)
Stock-based compensation expense	345					345
Dividends declared ($2.00 per share)			(2,770)			(2,770)
Stranded tax related to US pension			109	(109)		-
Other	(8)	2	(9)		(29)	(44)
Balance, December 31, 2018	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2016	1,434	(178)	1,256
Acquisition of Cameron International Corporation	-	138	138
Shares sold to optionees, less shares exchanged	-	3	3
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan		4	4
Stock repurchase program	-	(11)	(11)
Balance, December 31, 2016	1,434	(43)	1,391
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(13)	(13)
Balance, December 31, 2017	1,434	(50)	1,384
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(6)	(6)
Balance, December 31, 2018	1,434	(51)	1,383

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; revenue recognized for certain long-term construction-type contracts over time; recoverability of fixed assets, goodwill, intangible assets, Schlumberger Production Management investments and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans.  Schlumberger bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Schlumberger recognizes revenue upon the transfer of control of promised products or services to customers at an amount that reflects the consideration it expects to receive in exchange for these products or services.  The vast majority of Schlumberger’s services and product offerings are short-term in nature.  The time between invoicing and when payment is due under these arrangements is generally between 30 to 60 days.

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

Due to the nature of its businesses, Schlumberger does not have significant backlog.  Total backlog was $2.7 billion at December 31, 2018, of which approximately 50% is expected to be recognized as revenue during 2019.

Short-term Investments

Short-term investments are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars and are stated at cost plus accrued interest, which approximates fair value.

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

Equity and cost method investments are classified as Investments in Affiliated Companies in the Consolidated Balance Sheet.

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

Schlumberger Production Management

Schlumberger Production Management (“SPM”) projects are focused on developing and managing production on behalf of Schlumberger’s clients under long-term agreements.  Schlumberger will invest its own services and products, and in some cases cash, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products. Instead, Schlumberger is compensated based upon cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based upon incremental production it helps deliver above a mutually agreed baseline.  Revenue from SPM arrangements, which is recognized as the related production is achieved, represented less than 5% of Schlumberger’s consolidated revenue during each of 2018, 2017 and 2016.

Schlumberger capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which Schlumberger will be compensated when the related production is achieved.  These capitalized investments are amortized to the Consolidated Statement of Income (Loss) as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.  Amortization expense relating to these capitalized investments was $568 million, $465 million and $449 million in 2018, 2017 and 2016, respectively.

The unamortized portion of Schlumberger’s investments in SPM projects was $4.201 billion and $4.065 billion at December 31, 2018 and 2017, respectively.  These amounts are included within Other Assets in Schlumberger’s Consolidated Balance Sheet.

Concentration of Credit Risk

Schlumberger’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, receivables from clients and derivative financial instruments.  Schlumberger places its cash and short-term investments with financial institutions and corporations and limits the amount of credit exposure with any one of them.  Schlumberger regularly evaluates the creditworthiness of the issuers in which it invests.  By using derivative financial instruments to hedge certain exposures, Schlumberger exposes itself to some credit risk.  Schlumberger minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

Schlumberger operates in more than 85 countries and as such, its accounts receivable are spread over many countries and customers.  Accounts receivable in the United States represented 22% of Schlumberger’s accounts receivable balance at December 31, 2018.  No other country accounted for greater than 10% of Schlumberger’s accounts receivable balance.

Earnings per Share

The following is a reconciliation from basic to diluted earnings (loss) per share of Schlumberger for each of the last three years:

(Stated in millions, except per share amounts)

	Net Income (Loss) Attributable to Schlumberger	Average Shares Outstanding	Earnings (Loss) per Share
2018:
Basic	$2,138	1,385	$1.54
Assumed exercise of stock options	-	-
Unvested restricted stock	-	8
Diluted	$2,138	1,393	$1.53
2017:
Basic	$(1,505)	1,388	$(1.08)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(1,505)	1,388	$(1.08)
2016:
Basic	$(1,687)	1,357	$(1.24)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(1,687)	1,357	$(1.24)

The number of outstanding employee stock options to purchase shares of Schlumberger common stock and unvested restricted stock units that were not included in the computation of diluted earnings/loss per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2018	2017	2016
Employee stock options	40	47	47
Unvested restricted stock	-	5	5

3.  Charges and Credits

Schlumberger recorded the following charges and credits during 2018, 2017 and 2016:

2018

•

During the fourth quarter of 2018, Schlumberger completed the divestiture of its marine seismic acquisition business to Shearwater GeoServices (“Shearwater”) for $600 million of cash and a 15% equity interest in Shearwater.  As a result of this transaction, Schlumberger recognized a $215 million gain.  This gain is classified in Gain on sale of business in the Consolidated Statement of Income (Loss).

•

During the fourth quarter of 2018, Schlumberger recorded $172 million of charges to fully impair certain long-lived assets.  This amount is classified in Impairments & other in the Consolidated Statement of Income (Loss).

•

During the second quarter of 2018, Schlumberger recorded a $184 million charge associated with workforce reductions, primarily to further streamline its support cost structure.  This charge is classified in Impairment & other in the Consolidated Statement of Income (Loss).

The following is a summary of these charges and credits.

	(Stated in millions)

	Pretax	Tax	Net
Gain on sale of marine seismic acquisition business	$(215)	$(19)	$(196)
Workforce reductions	184	20	164
Asset impairments	172	16	156
	$141	$17	$124

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

•

As a result of the unfavorable near-term outlook for exploration spending, Schlumberger determined in the fourth quarter of 2017 that the carrying value of certain multiclient seismic data, primarily related to the US Gulf of Mexico, was impaired, resulting in a $246 million charge that was estimated based on the projected present value of future cash flows these surveys are expected to generate.

•

During the fourth quarter of 2017, Schlumberger determined that it was appropriate to write-down its investment in Venezuela, given the recent economic and political developments in the country which have created significant uncertainties regarding recoverability.  As a result, Schlumberger recorded a charge of $938 million, reflecting $469 million of accounts receivable, a $105 million other-than-temporary impairment charge relating to certain promissory notes,  $285 million of fixed assets and $79 million of other assets in the country.

•	During the fourth quarter of 2017, Schlumberger recorded a $245 million charge related to an estimated loss on a long-term surface facility construction project.
•	Schlumberger recorded $156 million of other restructuring charges during the fourth quarter of 2017, primarily relating to facility and other exit costs.
•	During the fourth quarter of 2017, Schlumberger recorded a $247 million charge associated with workforce reductions primarily to further streamline its support cost structure.
•

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Act”).  The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries.  As a result, Schlumberger recorded a net charge of $76 million during the fourth quarter of 2017.  This amount, which is included in Tax expense (benefit) in the Consolidated Statement of Income (Loss), consists of two components: (i) a $410 million charge relating to the one-time mandatory tax on previously deferred earnings of certain non-US subsidiaries that are owned either wholly or partially by a US subsidiary of Schlumberger, and (ii)

a $334 million credit resulting from the remeasurement of Schlumberger’s net deferred tax liabilities in the US based on the new lower corporate income tax rate.  Although the $76 million net charge represented what Schlumberger believed was a reasonable estimate of the impact of the income tax effects of the Act on Schlumberger’s Consolidated Financial Statements as of December 31, 2017, it was considered provisional.  During 2018, Schlumberger finalized its accounting for this matter and concluded that no material adjustments were required.  After considering the impact of foreign tax credits and tax losses, the resulting cash tax payable as a result of the one-time mandatory tax on previously deferred foreign earnings of Schlumberger’s US subsidiary will not be significant.

•

During the second quarter of 2017, Schlumberger entered into a financing agreement with its primary customer in Venezuela.  This agreement resulted in the exchange of $700 million of outstanding accounts receivable for promissory notes with a three-year term that bear interest at the rate of 6.50% per annum.  Schlumberger recorded these notes at their estimated fair value on the date of the exchange, which resulted in a charge of $460 million.   Following the $105 million other-than-temporary impairment charge described above, the new cost basis of these promissory notes was $135 million, which approximated their fair value at December 31, 2017.  Schlumberger sold these promissory notes during the fourth quarter of 2018, which resulted in an immaterial loss.

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

2016

•

Schlumberger reduced its workforce during the second quarter of 2016 as a result of persistent unfavorable oil and gas industry market conditions and the expected impact on customer activity levels.  As a result, Schlumberger recorded a $646 million charge during the second quarter of 2016.  During the fourth quarter of 2016, Schlumberger further reduced its workforce in order to streamline its support cost structure and recorded an additional $234 million charge associated with these actions.

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

•

In connection with Schlumberger’s acquisition of Cameron, Schlumberger recorded $349 million of charges consisting of the following: $83 million relating to employee benefits for change-in-control arrangements and retention bonuses; $45 million of transaction costs, including advisory and legal fees; $61 million of facility closure costs, and $160 million of other merger and integration-related costs.  Additionally, Schlumberger recorded $299 million of charges relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventory to its estimated fair value.

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

(Stated in millions, except per share amounts)

2016
Revenue	$29,438
Net income (loss) attributable to Schlumberger	$(1,419)
Diluted earnings (loss) per share	$(1.02)

Other

Schlumberger made other acquisitions and investments for cash payments, net of cash acquired, of $292 million during 2018, $847 million during 2017 and $407 million during 2016. None of these transactions were significant to Schlumberger’s consolidated financial statements, either individually or in the aggregate.

5.  Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2018	2017
Raw materials & field materials	$1,803	$1,846
Work in progress	519	503
Finished goods	1,688	1,697
	$4,010	$4,046

6. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2018	2017
Land	$462	$428
Buildings & improvements	5,534	5,122
Machinery & equipment	32,668	32,160
Seismic vessels	-	103
	38,664	37,813
Less: Accumulated depreciation	26,985	26,237
	$11,679	$11,576

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $2.1 billion, $2.3 billion and $2.7 billion in 2018, 2017 and 2016, respectively.

7. Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

	2018	2017
Balance at beginning of year	$727	$1,073
Capitalized in period	100	276
Charged to expense	(226)	(377)
Impairment charge (see Note 3)	-	(245)
	$601	$727

8. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance, January 1, 2017	$4,820	$10,114	$4,639	$5,417	$24,990
Acquisitions	21	3	46	24	94
Impact of changes in exchange rates	7	9	12	6	34
Balance, December 31, 2017	4,848	10,126	4,697	5,447	25,118
Acquisitions	39	-	-	-	39
Business divestiture	(175)	-	-	-	(175)
Impact of changes in exchange rates	(9)	(15)	(19)	(8)	(51)
Balance, December 31, 2018	$4,703	$10,111	$4,678	$5,439	$24,931

9. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2018			2017
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$4,768	$1,243	$3,525	$4,832	$1,020	$3,812
Technology/Technical Know-How	3,494	1,246	2,248	3,634	1,078	2,556
Tradenames	2,799	628	2,171	2,806	533	2,273
Other	1,404	621	783	1,295	582	713
	$12,465	$3,738	$8,727	$12,567	$3,213	$9,354

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $673 million in 2018, $663 million in 2017 and $567 million in 2016.

Based on the carrying value of intangible assets at December 31, 2018, amortization expense for the subsequent five years is estimated to be as follows: 2019: $677 million, 2020: $668 million, 2021: $632 million, 2022: $622 million and 2023: $612 million.

10. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2018	2017
4.00% Senior Notes due 2025	$1,742	$1,741
3.30% Senior Notes due 2021	1,596	1,595
3.00% Senior Notes due 2020	1,596	1,593
3.65% Senior Notes due 2023	1,493	1,492
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	997	996
3.63% Senior Notes due 2022	847	846
1.00% Guaranteed Notes due 2026	678	-
2.65% Senior Notes due 2022	598	598
2.20% Senior Notes due 2020	499	498
7.00% Notes due 2038	210	212
4.50% Notes due 2021	132	135
5.95% Notes due 2041	115	115
3.60% Notes due 2022	109	110
5.13% Notes due 2043	99	99
4.00% Notes due 2023	82	82
3.70% Notes due 2024	55	56
0.63% Guaranteed Notes due 2019	-	712
1.50% Guaranteed Notes due 2019	-	603
Commercial paper borrowings	2,433	1,694
Other	263	598
	$14,644	$14,875

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA, a wholly-owned finance subsidiary of Schlumberger.

At December 31, 2018, Schlumberger had separate committed credit facility agreements aggregating $6.5 billion with commercial banks, of which $4.1 billion was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, and $1.0 billion matures in February 2019,  $1.5 billion matures in November 2020, $2.0 billion matures in February 2022 and $2.0 billion matures in February 2023. Interest rates and other terms of borrowing under these lines of credit vary from country to country.

During the fourth quarter of 2018, Schlumberger issued €600 million of 1.00% Guaranteed Notes due 2026.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year. Borrowings under the commercial paper programs at December 31, 2018 were $2.4 billion, all of which  was classified within Long-term debt  in the Consolidated Balance Sheet.  At December 31, 2017, borrowings under the commercial paper programs were $3.0 billion, of which $1.7 billion was classified within Long-term debt and $1.3 billion was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet.

The weighted average interest rate on variable rate debt as of December 31, 2018 was 3.5%.

Long-term Debt as of December 31, 2018 is due as follows:  $2.1 billion in 2020, $3.1 billion in 2021, $4.4 billion in 2022, $2.1 billion in 2023, $1.8 billion in 2025, $0.7 billion in 2026 and $0.4 billion thereafter.

The fair value of Schlumberger’s Long-term Debt at December 31, 2018 and December 31, 2017 was $14.6 billion and $15.2 billion, respectively, and was estimated based on quoted market prices.

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

This cross-currency swap is designated as a fair value hedge of the underlying debt and is marked to market with gains and losses recognized immediately in income to largely offset the effects of changes in the fair value of the hedged debt.

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

At December 31, 2018, Schlumberger had fixed rate debt aggregating $12.7 billion and variable rate debt aggregating $3.4 billion, after taking into account the effect of interest rate swaps.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in over 85 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 79% of Schlumberger’s revenues in 2018 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

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

At December 31, 2018, Schlumberger recognized a cumulative net $12 million loss in Accumulated Other Comprehensive Loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income (Loss), as are changes in the fair value of the hedged item.  Transaction gains of $1 million in 2018 and transaction losses of $17 million and $93 million in 2017 and 2016, respectively, were recognized in the Consolidated Statement of Income (Loss) net of related hedging activities.  Included in the 2016 amount was $63 million of losses relating to Egypt.  See Note 3 - Charges and Credits for further details.

At December 31, 2018, contracts were outstanding for the US dollar equivalent of $5.0 billion in various foreign currencies, of which $1.9 billion relates to hedges of debt denominated in currencies other than the functional currency.

The fair value of outstanding derivatives was not material at December 31, 2018 and 2017.

The effect of derivative instruments designated as fair value hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	2018	2017	2016	Consolidated Statement of Income (Loss) Classification
Derivatives designated as fair value hedges:
Cross currency swap	$(25)	$73	$(31)	Interest expense

Derivatives designated as cash flow hedges:
Cross currency swap	$80	$(8)	$-	Interest expense
Foreign exchange contracts	(1)	-	-	Cost of services/sales
	$79	$(8)	$-
Derivatives not designated as hedges:
Foreign exchange contracts	$40	$(26)	$(246)	Cost of services/sales

12. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,382,964,324 and 1,383,932,776 shares were outstanding on December 31, 2018 and 2017, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Schlumberger Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2016	$(2,053)	$-	$(39)	$(2,466)	$(4,558)
Other comprehensive income (loss) before reclassifications	(83)	21	(101)	(289)	(452)
Amounts reclassified from accumulated other comprehensive loss	-	-	121	259	380
Income taxes	-	-	-	(13)	(13)
Balance, December 31, 2016	(2,136)	21	(19)	(2,509)	(4,643)
Other comprehensive income (loss) before reclassifications	(3)	(8)	22	134	145
Amounts reclassified from accumulated other comprehensive loss	-	-	-	239	239
Income taxes	-	-	-	(15)	(15)
Balance, December 31, 2017	(2,139)	13	3	(2,151)	(4,274)
Reclassification to Retained Earnings of stranded tax effects resulting from US tax reform	-	-	-	(109)	(109)
Other comprehensive loss before reclassifications	(191)	(11)	(16)	(186)	(404)
Amounts reclassified from accumulated other comprehensive loss	-	-	1	182	183
Income taxes	-	-	-	(18)	(18)
Balance, December 31, 2018	$(2,330)	$2	$(12)	$(2,282)	$(4,622)

Other comprehensive loss was $239 million in 2018 and $85 million in 2016.   Other comprehensive income was $369 million in 2017.

13. Stock-based Compensation Plans

Schlumberger has three types of stock-based compensation programs: (i) stock options, (ii) a restricted stock, restricted stock unit and performance share unit program (collectively referred to as “restricted stock”), and (iii) a discounted stock purchase plan (“DSPP”).

Stock Options

Key employees are granted stock options under Schlumberger stock option plans. For all stock options granted, the exercise price equals the average of the high and low sales prices of Schlumberger stock on the date of grant; the maximum term is 10 years, and the options generally vest in increments over five years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2018	2017	2016
Dividend yield	2.6%	2.3%	2.7%
Expected volatility	26%	27%	30%
Risk-free interest rate	2.6%	2.4%	1.7%
Expected option life in years	7.0	7.0	7.0
Weighted-average fair value per share	$17.37	$20.85	$17.45

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2018:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$37.85 - $69.98	6,859	3.0	$61.23	5,736	$60.99
$70.31 - $76.74	10,579	4.1	$72.17	10,144	$72.02
$77.10 - $83.15	8,095	7.5	$79.34	2,851	$79.81
$83.89 - $88.77	9,644	5.0	$85.88	6,129	$85.00
$90.00 - $114.83	8,352	5.5	$95.86	6,186	$96.24
	43,529	5.0	$79.36	31,046	$78.09

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2018 was 4.1 years.

The following table summarizes stock option activity during the years ended December 31, 2018, 2017 and 2016:

	(Shares stated in thousands)

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	47,210	$79.13	46,502	$78.31	41,087	$78.73
Granted	2,121	$76.95	5,024	$86.55	7,672	$76.14
Assumed in Cameron transaction	-	$-	-	$-	3,088	$63.24
Exercised	(936)	$54.20	(1,156)	$57.87	(3,357)	$60.70
Forfeited	(4,866)	$84.19	(3,160)	$86.99	(1,988)	$84.60
Outstanding at year-end	43,529	$79.36	47,210	$79.13	46,502	$78.31

Stock options outstanding and stock options exercisable as of December 31, 2018 had no intrinsic value  .

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $15 million, $26 million and $45 million, respectively.

Restricted Stock

Schlumberger grants performance share units to certain executives.  The number of shares earned is determined at the end of each performance period, which is generally three years, based on Schlumberger’s achievement of certain predefined targets as defined in the underlying performance share unit agreement.  In the event Schlumberger exceeds the predefined target, shares for up to the maximum of 250% of the target award may be awarded.  In the event Schlumberger falls below the predefined target, a reduced number of shares may be awarded.  If Schlumberger falls below the threshold award performance level, no shares will be awarded.  As of December 31, 2018, 1.9 million performance share units were outstanding assuming the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years.

Restricted stock awards generally do not pay dividends or have voting rights prior to vesting.  Accordingly, the fair value of a restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock transactions:

	(Shares stated in thousands)

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	5,428	$72.33	5,112	$78.31	3,571	$85.04
Granted	3,204	$70.54	2,495	$73.09	1,678	$68.66
Assumed in Cameron transaction	-	$-	-	$-	1,824	$72.12
Vested	(982)	$77.62	(1,645)	$83.03	(1,720)	$72.64
Forfeited	(699)	$70.67	(534)	$80.17	(241)	$80.87
Unvested at year-end	6,951	$70.13	5,428	$72.33	5,112	$78.31

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2018	2017	2016
Dividend yield	2.9%	2.7%	2.7%
Expected volatility	22%	19%	25%
Risk-free interest rate	1.6%	1.0%	0.5%
Weighted-average fair value per share	$9.01	$9.46	$10.37

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2018	2017	2016
Stock options	$134	$161	$175
Restricted stock	179	148	47
DSPP	32	34	45
	$345	$343	$267

At December 31, 2018, there was $418 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $238 million is expected to be recognized in 2019, $139 million in 2020, $35 million in 2021, $6 million in 2022.

As of December 31, 2018, approximately 45 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

14.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 35%.

Income (loss) before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2018	2017	2016
United States	$(55)	$(841)	$(3,103)
Outside United States	2,679	(342)	1,198
	$2,624	$(1,183)	$(1,905)

Schlumberger recorded net pretax charges of $141 million in 2018 ($102 million in the US and $39 million outside the US); $3.764 billion in 2017 ($533 billion in the US and $3.231 billion outside the US); and $3.820 billion in 2016 ($1.848 billion in the US and $1.972 billion outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	2018	2017
Postretirement benefits	$122	$135
Intangible assets	(2,110)	(2,186)
Investments in non-US subsidiaries	(223)	(224)
Fixed assets, net	(140)	(55)
Inventories	111	126
Foreign tax credits	343	118
Other, net	456	436
	$(1,441)	$(1,650)

The above deferred tax balances at December 31, 2018 and 2017 were net of valuation allowances relating to net operating losses in certain countries of  $87 million and $119 million, respectively.

Schlumberger generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.  Taxes that would be incurred if the undistributed earnings of other Schlumberger subsidiaries were distributed to their ultimate parent company would not be material.

The components of Tax expense (benefit) were as follows:

(Stated in millions)

	2018	2017	2016
Current:
United States-Federal	$124	$(170)	$(511)
United States-State	(50)	57	(36)
Outside United States	618	703	648
	692	590	101
Deferred:
United States-Federal	$(143)	$(225)	$(352)
United States-State	(4)	4	(13)
Outside United States	(69)	(47)	(51)
Valuation allowance	(29)	8	37
	(245)	(260)	(379)
	$447	$330	$(278)

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2018	2017	2016
US federal statutory rate	21%	35%	35%
State tax	(2)	-	2
Non-US income taxed at different rates	(2)	(24)	(21)
Charges and credits (See Note 3)	-	(40)	(1)
Enactment of US tax reform (See Note 3)	-	(6)	-
Other	-	7	-
	17%	(28)%	15%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2018, 2017 and 2016 is as follows:

(Stated in millions)

	2018	2017	2016
Balance at beginning of year	$1,393	$1,419	$1,285
Additions based on tax positions related to the current year	88	132	70
Additions for tax positions of prior years	145	58	119
Additions related to acquisitions	-	-	127
Impact of changes in exchange rates	(41)	23	(25)
Settlements with tax authorities	(22)	(41)	(45)
Reductions for tax positions of prior years	(57)	(157)	(85)
Reductions due to the lapse of the applicable statute of limitations	(73)	(41)	(27)
Balance at end of year	$1,433	$1,393	$1,419

The amounts above exclude accrued interest and penalties of $205 million, $195 million and $178 million at December 31, 2018, 2017 and 2016, respectively.  Schlumberger classifies interest and penalties relating to uncertain tax positions within Tax expense (benefit) in the Consolidated Statement of Income (Loss).

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2011 - 2018
Ecuador	2015 - 2018
Mexico	2011 - 2018
Norway	2013 - 2018
Russia	2015 - 2018
Saudi Arabia	2004 - 2018
United Kingdom	2016 - 2018
United States	2015 - 2018

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

15. Leases and Lease Commitments

During the fourth quarter of 2018, Schlumberger adopted ASU No. 2016-02, Leases, effective January 1, 2018.  This ASU requires lessees to recognize an operating lease asset and a lease liability on the balance sheet, with the exception of short-term leases.

Under the transition method selected by Schlumberger, leases existing at, or entered into after, January 1, 2018 were required to be recognized and measured.  Prior period amounts have not been adjusted and continue to be reflected in accordance with Schlumberger’s historical accounting.  The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities of approximately of $1.3 billion as of January 1, 2018, with no related impact on Schlumberger’s Consolidated Statement of Equity or Consolidated Statement of Income (Loss).  Short-term leases have not been recorded on the balance sheet.

Schlumberger elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows companies to carry forward their historical lease classification.

Schlumberger’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.  Total operating lease expense, which approximates cash paid and includes short-term leases, was $1.7 billion in 2018, $1.4 billion in 2017, and $1.2 billion in 2016.

Future minimum rental commitments under noncancelable operating leases as of December 31, 2017 were as follows:

(Stated in millions)

2018	$284
2019	244
2020	203
2021	164
2022	127
Thereafter	410
$1,432

Maturities of operating lease liabilities as of December 31, 2018 were as follows:

(Stated in millions)

2019	$568
2020	486
2021	246
2022	161
2023	132
Thereafter	392
Total lease payments	$1,985
Less: Interest	(209)
$1,776
Amounts recognized in Balance Sheet
Accounts payable and accrued liabilities	$551
Other Liabilities	1,225
$1,776

Operating lease assets of $1.8 billion as of December 31, 2018 were included in Other Assets in the Consolidated Balance Sheet.

The weighted-average remaining lease term as of December 31, 2018 was 7 years.  The weighted-average discount rate used to determine the operating lease liability as of December 31, 2018 was 3.2%.

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

17. Segment Information

Schlumberger’s segments are as follows:

●

Reservoir Characterization – Consists of the principal Technologies involved in finding and defining hydrocarbon resources. These include WesternGeco, Wireline, Testing Services, OneSurface, Software Integrated Solutions and Integrated Services Management.

●

Drilling – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells.  These include Bits & Drilling Tools, M-I SWACO, Drilling & Measurements, Land Rigs and Integrated Drilling Services.

●

Production – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs. These include Well Services, OneStim, Completions, Artificial Lift and Schlumberger Production Management.

●Cameron – Consists of the principal Technologies involved in pressure and flow control for drilling and intervention rigs, oil and gas wells and production facilities.  These include OneSubsea, Surface Systems, Drilling Systems and Valves & Measurements.

Financial information for the years ended December 31, 2018, 2017 and 2016, by segment, is as follows:

		(Stated in millions)

	2018
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,526	$1,392	$4,477	$673	$302
Drilling	9,250	1,239	5,843	597	718
Production	12,394	1,052	12,625	1,417	886
Cameron	5,167	608	3,967	241	146
Eliminations & other	(522)	(104)	1,460	189	108
Pretax operating income		4,187
Goodwill and intangible assets			33,658
Cash and short term investments			2,777
All other assets			5,700
Corporate & other (1)		(937)		439
Interest income (2)		52
Interest expense (3)		(537)
Charges & credits (4)		(141)
	$32,815	$2,624	$70,507	$3,556	$2,160

		(Stated in millions)

	2017
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,795	$1,244	$4,892	$989	$305
Drilling	8,392	1,151	5,513	697	629
Production	10,630	936	12,450	1,240	889
Cameron	5,205	733	3,978	260	150
Eliminations & other	(582)	(143)	1,665	213	134
Pretax operating income		3,921
Goodwill and intangible assets			34,472
Cash and short term investments			5,089
All other assets			3,928
Corporate & other (1)		(934)		438
Interest income (2)		107
Interest expense (3)		(513)
Charges & credits (4)		(3,764)
	$30,440	$(1,183)	$71,987	$3,837	$2,107

		(Stated in millions)

	2016
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,660	$1,244	$6,890	$1,156	$532
Drilling	8,561	994	6,803	881	425
Production	8,792	512	10,497	1,231	655
Cameron	4,211	653	4,246	208	176
Eliminations & other	(414)	(130)	1,528	234	267
Pretax operating income		3,273
Goodwill and intangible assets			34,845
Cash, short term investments and fixed income investments			9,495
All other assets			3,652
Corporate & other (1)		(925)		384
Interest income (2)		84
Interest expense (3)		(517)
Charges & credits (4)		(3,820)
	$27,810	$(1,905)	$77,956	$4,094	$2,055

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the 2016 acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income (2018: $8 million; 2017: $21 million; 2016: $26 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2018: $38 million; 2017: $53 million; 2016: $53 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, multiclient seismic data and SPM investments.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

Revenue by geographic area for the years ended December 31, 2018, 2017 and 2016 is as follows:

(Stated in millions)

	2018	2017	2016
North America	$11,984	$9,487	$6,665
Latin America	3,745	3,976	4,230
Europe/CIS/Africa	7,158	7,072	7,373
Middle East & Asia	9,543	9,394	9,264
Eliminations & other	385	511	278
	$32,815	$30,440	$27,810

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2018, 2017 and 2016, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2018, 2017 and 2016 was $10.1 billion, $8.1 billion and $5.4 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2018
	North America	International	Eliminations & other	Total
Reservoir Characterization	$992	$5,067	$467	$6,526
Drilling	2,332	6,684	234	9,250
Production	6,312	6,077	5	12,394
Cameron	2,316	2,771	80	5,167
Other	32	(153)	(401)	(522)
	$11,984	$20,446	$385	$32,815

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)

	2018	2017
North America	$5,715	$5,121
Latin America	898	1,042
Europe/CIS/Africa	2,364	2,545
Middle East & Asia	2,604	2,762
Unallocated	98	106
	$11,679	$11,576

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2018	2017	2016	2018	2017	2016
Discount rate	3.70%	4.20%	4.50%	3.55%	4.13%	4.36%
Compensation increases	4.00%	4.00%	4.00%	4.81%	4.81%	4.81%
Return on plan assets	7.25%	7.25%	7.25%	7.40%	7.40%	7.40%

Net pension cost for 2018, 2017 and 2016 included the following components:

(Stated in millions)

	US			International
	2018	2017	2016	2018	2017	2016
Service cost - benefits earned during the period	$59	$57	$62	$138	$95	$110
Interest cost on projected benefit obligation	167	175	177	304	306	311
Expected return on plan assets	(248)	(242)	(235)	(584)	(541)	(517)
Amortization of prior service cost	13	12	12	10	97	122
Amortization of net loss	47	39	79	140	120	78
	$38	$41	$95	$8	$77	$104

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2018	2017	2018	2017
Discount rate	4.30%	3.70%	4.00%	3.55%
Compensation increases	4.00%	4.00%	4.83%	4.81%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2018	2017	2018	2017
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$4,603	$4,240	$8,752	$7,793
Service cost	59	57	138	95
Interest cost	167	175	304	306
Contribution by plan participants	-	-	79	88
Actuarial (gains) losses	(349)	325	(758)	616
Currency effect	-	-	(87)	147
Benefits paid	(202)	(194)	(317)	(293)
Projected benefit obligation at end of year	$4,278	$4,603	$8,111	$8,752
Change in Plan Assets
Plan assets at fair value at beginning of year	$4,058	$3,625	$8,507	$7,194
Actual return on plan assets	(112)	622	(370)	1,216
Currency effect	-	-	(105)	161
Company contributions	4	5	78	88
Contributions by plan participants	-	-	79	88
Benefits paid	(202)	(194)	(317)	(293)
Other	-	-	-	53
Plan assets at fair value at end of year	$3,748	$4,058	$7,872	$8,507
Unfunded Liability	$(530)	$(545)	$(239)	$(245)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(530)	$(545)	$(514)	$(418)
Other Assets	-	-	275	173
	$(530)	$(545)	$(239)	$(245)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$852	$887	$1,440	$1,419
Prior service cost	18	30	9	17
	$870	$917	$1,449	$1,436
Accumulated benefit obligation	$4,070	$4,347	$7,895	$8,400

The unfunded liability represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation (“ABO”) represents the actuarial present value of benefits based on employee service and compensation, but does not include an assumption about future compensation levels.

Actuarial gains arising during 2018 are primarily attributable to the increase in the discount rate used to determine the PBO.  As of December 31, 2018, the PBO and fair value of plan assets for plans with PBOs in excess of plan assets were $11.0 billion and $9.9 billion, respectively.  The related ABO for these plans was $10.6 billion at December 31, 2018.

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2018	2017	Target	2018	2017
Equity securities	20 - 30%	21%	51%	47 - 59%	50%	64
Debt securities	63 - 77	70	38	27 - 33	32	23
Cash and cash equivalents	0 - 3	2	3	0 - 3	2	4
Alternative investments	5 - 10	7	8	15 - 22	16	9
	100%	100%	100%	100%	100%	100

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

The fair value of Schlumberger’s pension plan assets at December 31, 2018 and 2017, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

●	Level One: The use of quoted prices in active markets for identical instruments.
●

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

●	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2018				2017
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$80	$44	$36	$-	$112	$92	$20	$-
Equity Securities:
US (a)	501	416	85	-	1,324	1,148	176	-
International (b)	267	263	4	-	757	747	10	-
Debt Securities
Corporate bonds (c)	1,517	-	1,517	-	771	-	771	-
Government and government-related debt securities (d)	1,072	66	1,006	-	656	163	493	-
Collateralized mortgage obligations and mortgage backed securities (e)	40	-	40	-	108	-	108	-
Alternative Investments:
Private equity (f)	185	-	-	185	183	-	-	183
Real estate (g)	86	-	-	86	147	-	-	147
Total	$3,748	$789	$2,688	$271	$4,058	$2,150	$1,578	$330

(Stated in millions)

	International Plan Assets
	2018				2017
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$157	$75	$82	$-	$307	$69	$238	$-
Equity Securities:
US (a)	2,421	2,028	393	-	3,286	2,642	644	-
International (b)	1,526	1,406	120	-	2,160	1,871	289	-
Debt Securities
Corporate bonds (c)	923	-	923	-	841	-	841	-
Government and government-related debt securities (d)	1,377	5	1,372	-	985	11	974	-
Collateralized mortgage obligations and mortgage backed securities (e)	236	-	236	-	150	-	150	-
Alternative Investments:
Private equity (f)	565	-	-	565	477	-	-	477
Real estate (g)	150	-	-	150	168	-	-	168
Other	517	-	-	517	133	-	-	133
Total	$7,872	$3,514	$3,126	$1,232	$8,507	$4,593	$3,136	$778

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

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger expects to contribute approximately $25 million to its postretirement benefit plans in 2019, subject to market and business conditions.

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

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the Year
	2018	2017	2018	2017	2016
Discount rate	4.30%	3.70%	3.70%	4.20%	4.50%
Return on plan assets	-	-	7.00%	7.00%	7.00%
Current medical cost trend rate	7.00%	7.25%	7.00%	7.25%	7.50%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2026	2026	2026	2026

The net periodic benefit credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2018	2017	2016
Service cost	$32	$29	$30
Interest cost	43	46	47
Expected return on plan assets	(63)	(60)	(57)
Amortization of prior service credit	(28)	(29)	(32)
	$(16)	$(14)	$(12)

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2018	2017
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$1,213	$1,108
Service cost	32	29
Interest cost	43	46
Contribution by plan participants	8	8
Actuarial gains (losses)	(128)	71
Benefits paid	(62)	(49)
Benefit obligation at end of year	$1,106	$1,213
Change in Plan Assets
Plan assets at fair value at beginning of year	$1,094	$952
Actual return on plan assets	(44)	143
Company contributions	1	40
Contributions by plan participants	8	8
Benefits paid	(62)	(49)
Plan assets at fair value at end of year	$997	$1,094
Unfunded Liability	$(109)	$(119)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$14	$36
Prior service credit	(186)	(215)
	$(172)	$(179)

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 57% in equity securities and 43% in debt securities at December 31, 2018. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Benefits		Postretirement
	US	International	Medical Plan
2019	$211	$304	$52
2020	$216	$316	$53
2021	$221	$327	$55
2022	$227	$339	$60
2023	$233	$351	$61
2024-2028	$1,240	$1,980	$341

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger has other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $435 million, $413 million and $445 million in 2018, 2017 and 2016, respectively.

19. Supplementary Information

Cash paid (refunded) for interest and income taxes was as follows:

(Stated in millions)

	2018	2017	2016
Interest	$592	$572	$599
Income tax	$628	$(44)	$750

Interest and other income includes the following:

(Stated in millions)

	2018	2017	2016
Interest income	$60	$128	$110
Earnings of equity method investments	89	96	90
	$149	$224	$200

The change in Allowance for doubtful accounts is as follows:

(Stated in millions)

	2018	2017	2016
Balance at beginning of year	$241	$397	$333
Additions	15	7	123
Amounts written off	(7)	(163)	(59)
Balance at end of year	$249	$241	$397

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion and $0.3 billion at December 31, 2018 and 2017, respectively.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2018	2017
Trade	$4,709	$4,614
Payroll, vacation and employee benefits	1,244	1,296
Billings and cash collections in excess of revenue	877	752
Other	3,393	3,374
	$10,223	$10,036

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2018, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Schlumberger Limited and its subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Houston, Texas
January 23, 2019

We have served as the Company’s auditor since 1952.

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2018 and 2017.

(Stated in millions, except per share amounts)

			Net Income (Loss)	Earnings per Share of
		Gross	Attributable to	Schlumberger (2)
	Revenue (2)	Margin (1), (2)	Schlumberger (2)	Basic	Diluted
Quarters 2018
First	$7,829	$1,027	$525	$0.38	$0.38
Second (3)	8,303	1,124	430	0.31	0.31
Third	8,504	1,180	644	0.46	0.46
Fourth (4)	8,180	1,008	538	0.39	0.39
	$32,815	$4,337	$2,138	$1.54	$1.53
Quarters 2017
First (5)	$6,894	$818	$279	$0.20	$0.20
Second (6)	7,464	994	(74)	(0.05)	(0.05)
Third (7)	7,905	1,108	545	0.39	0.39
Fourth (8)	8,179	978	(2,255)	(1.63)	(1.63)
	$30,440	$3,897	$(1,505)	$(1.08)	$(1.08)

(1)	Gross margin equals Total Revenue less Cost of Services and Cost of Sales.
(2)	Amounts may not add due to rounding.
(3)	Net income in the second quarter of 2018 includes after-tax and noncontrolling interest charges of $164 million.
(4)	Net income in the fourth quarter of 2018 includes after-tax and noncontrolling interest credits of $40 million.
(5)	Net income in the first quarter of 2017 includes after-tax and noncontrolling interest charges of $68 million.
(6)	Net income in the second quarter of 2017 includes after-tax and noncontrolling interest charges of $631 million.
(7)	Net income in the third quarter of 2017 includes after-tax charges of $36 million.
(8)	Net income in the fourth quarter of 2017 includes after-tax charges of $2.923 billion.

*     Mark of Schlumberger

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Schlumberger’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, Schlumberger completed the wind down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran during 2018 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business – Executive Officers of Schlumberger” of this Report for Item 10 information regarding executive officers of Schlumberger. The information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Director Nominations” and “Corporate Governance – Board Committees – Audit Committee” in Schlumberger’s 2019 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Committee Report” and “Director Compensation in Fiscal Year 2018” in Schlumberger’s 2019 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2019 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Board Independence” and “Corporate Governance—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2019 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Ratification of Appointment of Independent Auditors for 2019” in Schlumberger’s 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required
(3)	Exhibits: See exhibits listed under Part (b) below.
(b)	Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.), as amended on April 6, 2016 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.), as amended on January 19, 2017 (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)	3.2

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.1

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Schlumberger Limited Supplementary Benefit Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (*) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (*) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2019 (*) (+)	10.3

Schlumberger 2001 Stock Option Plan, as amended and restated as of July 19, 2017 (*) (+)	10.4

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 19, 2012 (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on April 11, 2012) (+)	10.5

Schlumberger 2005 Stock Incentive Plan, as amended and restated as of July 19, 2017 (*) (+)	10.6

Schlumberger 2008 Stock Incentive Plan, as amended and restated as of July 19, 2017 (*) (+)	10.7

Schlumberger 2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (*) (+)	10.8

Cameron International Corporation Equity Incentive Plan, as amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.16 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.9

French Sub-Plan of Schlumberger 2010 Omnibus Stock Incentive Plan for Employees in France (incorporated by reference to Exhibit 10.7 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013) (+)	10.10

Amended and Restated French Sub Plan for Restricted Units (incorporated by reference to Appendix B of Schlumberger's Definitive Proxy Statement filed with the SEC on March 2, 2018)	10.11

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.12

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.13

Form of Schlumberger Stock Incentive Plan Restricted Stock Unit Award Agreement for France (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.14

Schlumberger 2013 Omnibus Stock Incentive Plan, as Amended and Restated as of July 19, 2017 (*) (+)	10.15

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.16

Exhibit

Form of Option Agreement, Non-Qualified Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.17

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.18

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 19, 2017 (incorporated by reference to Appendix C to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on February 21, 2017) (+)	10.19

Schlumberger 2017 Omnibus Stock Incentive Plan, as Amended and Restated as of July 19, 2017 (*) (+)	10.20

Form of Incentive Stock Option Agreement under 2017 Schlumberger Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.21

Form of Restricted Stock Unit Award Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.22

Form of Non-Qualified Stock Option Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.23

Form of 2017 Two-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.24

Form of 2017 Three-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.25

Form of 2018 French Qualified Performance Share Unit Award Agreement under Schlumberger 2010 Omnibus Stock Incentive Plan (*) (+)	10.26

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (*) (+)	10.27

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.28

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.1

Exhibit

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)	32.2

Mine Safety Disclosure (*)	95

The following materials from Schlumberger Limited’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Income; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements. (*)	101

(*) Exhibits electronically filed with this Form 10-K. All other exhibits incorporated by reference.
(+) Management contracts or compensatory plans or arrangements.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 23, 2019		SCHLUMBERGER LIMITED

		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chairman and Chief Executive Officer (Principal Executive Officer)
Paal Kibsgaard

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Simon Ayat

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter L.S. Currie

*	Director
Miguel Galuccio

*	Director
V. Maureen Kempston Darkes

*	Director
Nikolay Kudryavtsev

*	Director
Michael E. Marks

*	Director
Tatiana Mitrova

*	Director
Indra K. Nooyi

*	Director
Lubna S. Olayan

*	Director
Mark G. Papa

*	Director
Leo Rafael Reif

*	Director
Henri Seydoux

/s/ ALEXANDER C. JUDEN	January 23, 2019
*By Alexander C. Juden Attorney-in-Fact