Form 10-Q
period 2019-03-31
SCHLUMBERGER LIMITED/NV
filed 2019-04-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2019
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,385,122,272

SCHLUMBERGER LIMITED

First Quarter 2019 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
Services	$5,906	$5,736
Product sales	1,973	2,093
Total Revenue	7,879	7,829
Interest & other income	14	42
Expenses
Cost of services	5,111	4,880
Cost of sales	1,841	1,922
Research & engineering	173	172
General & administrative	112	111
Interest	147	143
Income before taxes	509	643
Tax expense	79	113
Net income	430	530
Net income attributable to noncontrolling interests	9	5
Net income attributable to Schlumberger	$421	$525

Basic earnings per share of Schlumberger	$0.30	$0.38

Diluted earnings per share of Schlumberger	$0.30	$0.38

Average shares outstanding:
Basic	1,385	1,385
Assuming dilution	1,397	1,394

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$430	$530
Currency translation adjustments
Unrealized net change arising during the period	77	39
Marketable securities
Unrealized gain arising during the period	-	19
Cash flow hedges
Net gain (loss) on cash flow hedges	(5)	5
Reclassification to net income of net realized (gain) loss	2	(3)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	24	56
Amortization to net income of net prior service credit	(3)	(1)
Comprehensive income	525	645
Comprehensive income attributable to noncontrolling interests	9	5
Comprehensive income attributable to Schlumberger	$516	$640

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2019	Dec. 31,
	(Unaudited)	2018
ASSETS
Current Assets
Cash	$1,230	$1,433
Short-term investments	925	1,344
Receivables less allowance for doubtful accounts (2019 - $244; 2018 - $249)	8,171	7,881
Inventories	4,224	4,010
Other current assets	1,223	1,063
	15,773	15,731
Investments in Affiliated Companies	1,544	1,538
Fixed Assets less accumulated depreciation	11,533	11,679
Multiclient Seismic Data	584	601
Goodwill	24,945	24,931
Intangible Assets	8,611	8,727
Other Assets	7,331	7,300
	$70,321	$70,507
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,702	$10,223
Estimated liability for taxes on income	1,194	1,155
Short-term borrowings and current portion of long-term debt	99	1,407
Dividends payable	702	701
	11,697	13,486
Long-term Debt	16,449	14,644
Postretirement Benefits	1,136	1,153
Deferred Taxes	1,375	1,441
Other Liabilities	3,140	3,197
	33,797	33,921
Equity
Common stock	13,000	13,132
Treasury stock	(3,756)	(4,006)
Retained earnings	31,386	31,658
Accumulated other comprehensive loss	(4,527)	(4,622)
Schlumberger stockholders' equity	36,103	36,162
Noncontrolling interests	421	424
	36,524	36,586
	$70,321	$70,507

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$430	$530
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	903	874
Stock-based compensation expense	108	90
Earnings of equity method investments, less dividends received	3	(5)
Change in assets and liabilities: (2)
Increase in receivables	(280)	(152)
Increase in inventories	(197)	(81)
Increase in other current assets	(93)	(48)
Decrease (increase) in other assets	2	(70)
Decrease in accounts payable and accrued liabilities	(483)	(600)
Increase in estimated liability for taxes on income	5	45
Decrease in other liabilities	(42)	(7)
Other	(30)	(8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	326	568
Cash flows from investing activities:
Capital expenditures	(413)	(454)
SPM investments	(151)	(240)
Multiclient seismic data costs capitalized	(45)	(26)
Business acquisitions and investments, net of cash acquired	(5)	(13)
Sale of investments, net	420	980
Other	(36)	35
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(230)	282
Cash flows from financing activities:
Dividends paid	(692)	(692)
Proceeds from employee stock purchase plan	85	107
Proceeds from exercise of stock options	22	20
Stock repurchase program	(98)	(97)
Proceeds from issuance of long-term debt	1,812	12
Repayment of long-term debt	(1,368)	(51)
Net decrease in short-term borrowings	(38)	(105)
Other	(20)	19
NET CASH USED IN FINANCING ACTIVITIES	(297)	(787)
Net (decrease) increase in cash before translation effect	(201)	63
Translation effect on cash	(2)	3
Cash, beginning of period	1,433	1,799
Cash, end of period	$1,230	$1,865

(1) Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.

(2) Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2019 – March 31, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2019	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586
Net income			421		9	430
Currency translation adjustments				77		77
Changes in fair value of cash flow hedges				(3)		(3)
Pension and other postretirement benefit plans				21		21
Shares sold to optionees, less shares exchanged	(25)	47				22
Vesting of restricted stock	(100)	100				-
Shares issued under employee stock purchase plan	(115)	200				85
Stock repurchase program		(98)				(98)
Stock-based compensation expense	108					108
Dividends declared ($0.50 per share)			(693)			(693)
Other		1			(12)	(11)
Balance, March 31, 2019	$13,000	$(3,756)	$31,386	$(4,527)	$421	$36,524

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2018 – March 31, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2018	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261
Net income			525		5	530
Currency translation adjustments				39		39
Changes in unrealized gain on marketable securities				19		19
Changes in fair value of cash flow hedges				2		2
Pension and other postretirement benefit plans				55		55
Shares sold to optionees, less shares exchanged	(20)	40				20
Vesting of restricted stock	(29)	29				-
Shares issued under employee stock purchase plan	(33)	140				107
Stock repurchase program		(97)				(97)
Stock-based compensation expense	90					90
Dividends declared ($0.50 per share)			(693)			(693)
Other	15				(22)	(7)
Balance, March 31, 2018	$12,998	$(3,937)	$32,022	$(4,159)	$402	$37,326

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2019	1,434	(51)	1,383
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(2)	(2)
Balance, March 31, 2019	1,434	(49)	1,385

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  The December 31, 2018 balance sheet information has been derived from the Schlumberger 2018 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on January 23, 2019.

2.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2019			2018
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$421	1,385	$0.30	$525	1,385	$0.38
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	12		-	8
Diluted	$421	1,397	$0.30	$525	1,394	$0.38

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2019	2018
First Quarter	43	39

3.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2019	2018
Raw materials & field materials	$1,877	$1,803
Work in progress	549	519
Finished goods	1,798	1,688
	$4,224	$4,010

4.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2019	2018
Property, plant & equipment	$38,714	$38,664
Less: Accumulated depreciation	27,181	26,985
	$11,533	$11,679

Depreciation expense relating to fixed assets was $512 million and $523 million in the first quarter of 2019 and 2018, respectively.

5.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2019 was as follows:

(Stated in millions)

Balance at December 31, 2018	$601
Capitalized in period	45
Charged to expense	(62)
Balance at March 31, 2019	$584

6.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Mar. 31, 2019			Dec. 31, 2018
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,772	$1,302	$3,470	$4,768	$1,243	$3,525
Technology/technical know-how	3,463	1,275	2,188	3,494	1,246	2,248
Tradenames	2,799	653	2,146	2,799	628	2,171
Other	1,428	621	807	1,404	621	783
	$12,462	$3,851	$8,611	$12,465	$3,738	$8,727

Amortization expense charged to income was $160 million during the first quarter of 2019 and $165 million during the first quarter of 2018.

Based on the net book value of intangible assets at March 31, 2019, amortization charged to income for the subsequent five years is estimated to be: remaining three quarters of 2019—$510 million; 2020—$657 million; 2021—$628 million; 2022—$622 million; 2023—$609 million; and 2024—$563 million.

7.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2019	2018
4.00% Senior Notes due 2025	$1,743	$1,742
3.30% Senior Notes due 2021	1,597	1,596
3.00% Senior Notes due 2020	1,596	1,596
3.65% Senior Notes due 2023	1,494	1,493
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	997	997
3.63% Senior Notes due 2022	847	847
3.75% Senior Notes due 2024	745	-
4.30% Senior Notes due 2029	844	-
1.00% Guaranteed Notes due 2026	671	678
2.65% Senior Notes due 2022	598	598
2.20% Senior Notes due 2020	499	499
7.00% Notes due 2038	209	210
4.50% Notes due 2021	132	132
5.95% Notes due 2041	115	115
3.60% Notes due 2022	109	109
5.13% Notes due 2043	99	99
4.00% Notes due 2023	81	82
3.70% Notes due 2024	55	55
Commercial paper borrowings	2,655	2,433
Other	263	263
	$16,449	$14,644

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at March 31, 2019 and December 31, 2018, was $16.7 billion and $14.6 billion, respectively.

At March 31, 2019, Schlumberger had separate committed credit facility agreements aggregating $6.5 billion with commercial banks, of which $3.8 billion was available and unused.   These committed facilities support commercial paper programs in the United States and Europe, of which $1.0 billion matures in February 2020,  $1.5 billion matures in November 2020, $2.0 billion matures in February 2023 and $2.0 billion matures in February 2024.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under Schlumberger’s commercial paper programs at March 31, 2019 and December 31, 2018 were $2.7 billion and $2.4 billion, respectively, all of which were classified in Long-term Debt in the Consolidated Balance Sheet.

In April 2019, Schlumberger completed a debt exchange offer, pursuant to which it issued $1.500 billion in principal of 3.90% Senior Notes due 2028 (the “New Notes”) in exchange for $401 million of 3.00% Senior Notes due 2020, $234 million of 3.63% Senior Notes due 2022 and $817 million of 4.00% Senior Notes due 2025.  In connection with the exchange of principal, Schlumberger paid a premium of $48 million, substantially all of which was in the form of New Notes.  This premium will be amortized as additional interest expense over the term of the New Notes.

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

During 2017, a Canadian-dollar functional currency subsidiary of Schlumberger issued $1.1 billion of US-dollar denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of $1.1 billion in order to hedge changes in the fair value of its $0.5 billion 2.20% Senior Notes due 2020 and its $0.6 billion 2.65% Senior Notes due 2022. These cross-currency swaps effectively convert the US-dollar notes to Canadian-dollar denominated debt with fixed annual interest rates of 1.97% and 2.52%, respectively.

These cross-currency swaps are designated as cash flow hedges. The changes in the fair values of the hedges are recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated Other Comprehensive Loss are reclassified to earnings in the same periods that the underlying hedged item is recognized in earnings.

At March 31, 2019, Schlumberger had fixed rate debt aggregating $13.5 billion and variable rate debt aggregating $3.0 billion, after taking into account the effect of interest rate swaps.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger generates revenue in more than 120 countries. Schlumberger’s functional currency is primarily the US dollar.  However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies.  Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase (decrease).

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

At March 31, 2019, Schlumberger recognized a cumulative net $16 million loss in Accumulated Other Comprehensive Loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

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

At March 31, 2019, contracts were outstanding for the US dollar equivalent of $4.0 billion in various foreign currencies, of which $1.1 billion relates to hedges of debt denominated in currencies other than the functional currency.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter
	2019	2018	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swaps	$-	$27	Interest expense

Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(2)	$4	Cost of services/sales
Cross currency swaps	(16)	19	Interest expense
	$(18)	$23
Derivatives not designated as hedges:
Foreign exchange contracts	$6	$28	Cost of services/sales

9.   Contingencies

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

10.   Segment Information

		(Stated in millions)

	First Quarter 2019		First Quarter 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,543	$293	$1,559	$306
Drilling	2,387	307	2,126	293
Production	2,890	217	2,956	217
Cameron	1,174	137	1,310	166
Eliminations & other	(115)	(46)	(122)	(8)
Pretax operating income		908		974
Corporate & other (1)		(273)		(225)
Interest income (2)		10		25
Interest expense (3)		(136)		(131)
	$7,879	$509	$7,829	$643

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)  Interest income excludes amounts which are included in the segments’ income ($1 million in 2019; $3 million in 2018).

(3)   Interest expense excludes amounts which are included in the segments’ income ($11 million in 2019; $12 million in 2018).

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2019	2018
North America	$2,738	$2,835
Latin America	992	870
Europe/CIS/Africa	1,707	1,713
Middle East & Asia	2,338	2,300
Eliminations & other	104	111
	$7,879	$7,829

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$216	$1,252	$75	$1,543
Drilling	578	1,755	54	2,387
Production	1,373	1,516	1	2,890
Cameron	560	568	46	1,174
Other	11	(54)	(72)	(115)
	$2,738	$5,037	$104	$7,879

	First Quarter 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$222	$1,200	$137	$1,559
Drilling	564	1,513	49	2,126
Production	1,500	1,455	1	2,956
Cameron	550	736	24	1,310
Other	(1)	(21)	(100)	(122)
	$2,835	$4,883	$111	$7,829

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at March 31, 2019 and December 31, 2018.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $2.9 billion at March 31, 2019, of which approximately 49% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.0 billion at March 31, 2019 and $0.9 billion at December 31, 2018.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

11.   Pension and Other Postretirement Benefit Plans

Net pension cost (credit) for the Schlumberger pension plans included the following components:

(Stated in millions)

	First Quarter
	2019		2018
	US	Int'l	US	Int'l
Service cost	$14	$32	$16	$32
Interest cost	45	83	43	77
Expected return on plan assets	(58)	(150)	(62)	(147)
Amortization of prior service cost	2	2	3	3
Amortization of net loss	8	16	12	44
	$11	$(17)	$12	$9

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	First Quarter
	2019	2018
Service cost	$8	$8
Interest cost	12	11
Expected return on plan assets	(16)	(15)
Amortization of prior service credit	(7)	(7)
	$(3)	$(3)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2019 Compared to Fourth Quarter 2018

		(Stated in millions)

	First Quarter 2019		Fourth Quarter 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,543	$293	$1,651	$364
Drilling	2,387	307	2,461	318
Production	2,890	217	2,936	198
Cameron	1,174	137	1,265	127
Eliminations & other	(115)	(46)	(133)	(40)
Pretax operating income		908		967
Corporate & other (1)		(273)		(238)
Interest income (2)		10		8
Interest expense (3)		(136)		(132)
Charges and credits (4)		-		43
	$7,879	$509	$8,180	$648

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($1 million in 2019; $2 million in 2018).

(3)  Interest expense excludes amounts which are included in the segments’ income ($11 million in 2019; $9 million in 2018).

(4) Charges and credits recorded during the fourth quarter of 2018 consisted of a $215 million gain on sale of marine seismic acquisition business, a $184 million charge associated with workforce reductions and a $172 million charge related to the impairment of certain long-lived assets.

First-quarter revenue of $7.9 billion declined 4% sequentially, reflecting the expected reduction in North America land activity and seasonally lower international activity in the Northern Hemisphere. In addition, reduced software, product, and multiclient seismic license sales following the fourth-quarter increase and lower Cameron long-cycle project deliveries contributed to the sequential decline. Improved sequential activity in Latin America marginally offset these declines.

International business results were strong, with the Reservoir Characterization, Drilling, and Production segments combining to deliver year-on-year international revenue growth of 8%, tracking Schlumberger’s expectation of high single-digit growth in the international markets for these segments for the full-year 2019.

In North America, first-quarter revenue was 3% lower sequentially driven by softer pricing and lower activity for both the hydraulic fracturing- and drilling-related businesses, while revenue from the artificial lift product line was flat sequentially. Offshore revenue in North America was slightly down sequentially with increased wireline activity in the US Gulf of Mexico offset by lower multiclient seismic license sales.

First-quarter revenue for Reservoir Characterization fell 7% sequentially due to seasonally lower sales of software and multiclient seismic licenses. Drilling revenue declined 3% sequentially due to reduced winter activity in the Northern Hemisphere. Production revenue was 2% lower sequentially, driven by decreased OneStim® revenue in North America and reduced artificial lift sales in the international markets. Cameron revenue declined 7% sequentially, primarily due to lower project deliveries from the long-cycle businesses of OneSubsea® and Drilling Systems.

Reservoir Characterization pretax operating margin of 19% was 308 basis points (“bps”) lower sequentially due to seasonally lower revenue from Wireline activity in the Russia & Central Asia GeoMarket and decreased overall sales of SIS software and WesternGeco multiclient seismic licenses.

Drilling and Production pretax operating margins of 13% and 8%, respectively, were essentially flat sequentially while Cameron pretax operating margin of 12% was 161 bps higher sequentially due to improved profitability in OneSubsea and Drilling Systems, and higher sales volumes and improved pricing in Valves & Measurement.

From a macro perspective, Schlumberger expects the oil market sentiments to steadily improve over the course of 2019, supported by a solid demand outlook combined with the OPEC and Russia production cuts taking full effect, slowing shale oil production growth in North America, and a further weakening of the international production base as the impact of four years of underinvestment becomes increasingly evident.

Schlumberger also continues to see clear signs that E&P investments are starting to normalize as the industry heads toward a more sustainable financial stewardship of the global resource base. Directionally, this means that higher investments in the international markets are required simply to keep production flat, while North America land is set for lower investments with a likely downward adjustment to the current production growth outlook.

Schlumberger’s view of the international markets is consistent with recent third-party spending surveys, suggesting that E&P investments will increase by 7 to 8% in 2019, supported by a higher rig count and a rise in the number of customer project FIDs. In line with this, offshore development activity plans continue to strengthen, with subsea tree awards reaching their highest level since 2013 last year. Schlumberger is also seeing the start of a return to exploration activity on renewed interest in reserves replacement. Notably, new discoveries in 2018 were at the lowest level since 2000.

Conversely in North America land, the higher cost of capital, lower borrowing capacity, and investors looking for increased returns suggest that future E&P investment levels will likely be dictated by free cash flow. Schlumberger therefore expects E&P investments in North America land to be down 10% in 2019. In addition, rising technical challenges—from parent-child well interference, step-outs from core acreage, and limited growth in lateral length and proppant per stage—all point to more moderate growth in US shale oil production in the coming years.

First Quarter 2019 Compared to First Quarter 2018

		(Stated in millions)

	First Quarter 2019		First Quarter 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,543	$293	$1,559	$306
Drilling	2,387	307	2,126	293
Production	2,890	217	2,956	217
Cameron	1,174	137	1,310	166
Eliminations & other	(115)	(46)	(122)	(8)
Pretax operating income		908		974
Corporate & other (1)		(273)		(225)
Interest income (2)		10		25
Interest expense (3)		(136)		(131)
	$7,879	$509	$7,829	$643

(1) Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2) Interest income excludes amounts which are included in the segments’ income ($1 million in 2019; $3 million in 2018).

(3)  Interest expense excludes amounts which are included in the segments’ income ($11 million in 2019; $12 million in 2018).

Reservoir Characterization

First-quarter 2019 revenue of $1.5 billion decreased by 1% year-on-year. Revenue for Wireline, Testing Services and Software Integrated Solutions all slightly improved year-on-year, but was more than offset by the impact of the sale of the marine seismic acquisition business during the fourth quarter of 2018 and lower revenue for OneSurface on long-term projects in the Middle East.

Year-on-year, pretax operating margin was essentially flat at 19%.

Drilling

First-quarter 2019 revenue of $2.4 billion increased 12% year-on-year primarily due to strong growth from Integrated Drilling Services projects in several GeoMarkets that also benefited M-I SWACO and Drilling & Measurements.

Year-on-year, pretax operating margin declined 90 bps to 13% despite the higher revenue, driven primarily by the new integrated contracts.

Production

First-quarter 2019 revenue of $2.9 billion decreased 2% year-on-year with most of the revenue decrease attributable to lower OneStim activity in North America land.

Year-on-year, pretax operating margin was essentially flat at 8%.

Cameron

First-quarter 2019 revenue of $1.2 billion decreased 10% versus the same period last year driven primarily by the decline of the long-cycle business of OneSubsea.

Year-on-year, pretax operating margin decreased 102 bps to 12% due mainly to the decline in higher-margin OneSubsea activities .

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2019	2018
Equity in net earnings of affiliated companies	$3	$14
Interest income	11	28
	$14	$42

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2019 and 2018 were as follows:

	First Quarter
	2019	2018
Research & engineering	2.2%	2.2%
General & administrative	1.4%	1.4%

The effective tax rate for the first quarter of 2019 declined year-on-year to 15.5% from 17.6%, driven primarily by the geographic mix of earnings.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity	2019	2018	2018
Cash	$1,230	$1,865	$1,433
Short-term investments	925	2,300	1,344
Short-term borrowings and current portion of long-term debt	(99)	(4,586)	(1,407)
Long-term debt	(16,449)	(13,526)	(14,644)
Net debt (1)	$(14,393)	$(13,947)	$(13,274)

Changes in Liquidity:	Three Months Ended Mar. 31,
	2019	2018
Net income	$430	$530
Depreciation and amortization (2)	903	874
Earnings of equity method investments, less dividends received	3	(5)
Stock-based compensation expense	108	90
Increase in working capital (3)	(1,048)	(836)
Other	(70)	(85)
Cash flow from operations	326	568
Capital expenditures	(413)	(454)
SPM investments	(151)	(240)
Multiclient seismic data costs capitalized	(45)	(26)
Free cash flow (4)	(283)	(152)
Dividends paid	(692)	(692)
Proceeds from employee stock plans	106	127
Stock repurchase program	(98)	(97)
	(967)	(814)
Business acquisitions and investments, net of cash acquired plus debt assumed	(5)	(13)
Other	(147)	(10)
Increase in net debt	(1,119)	(837)
Net debt, beginning of period	(13,274)	(13,110)
Net debt, end of period	$(14,393)	$(13,947)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $48 million and $76 million during the three months ended March 31, 2019 and 2018, respectively.
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

 Key liquidity events during the first three months of 2019 and 2018 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $822 million of Schlumberger common stock under this program as of March 31, 2019.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2019	$98	2.3	$42.79
Three months ended March 31, 2018	$97	1.4	$69.79

•

Capital expenditures were $0.4 billion during the first three months of 2019 compared to $0.5 billion during the first three months of 2018.  Capital expenditures for full-year 2019 are expected to be approximately $1.5 billion to $1.7 billion as compared to $2.2 billion in 2018.

•	During the first quarter of 2019, Schlumberger issued $750 million of 3.75% Senior Notes due 2024 and $850 million of 4.30% Senior Notes due 2029.

Schlumberger generates revenue in more than 120 countries.   As of March 31, 2019, only four of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only the United States accounted for greater than 10% of such receivables.

As of March 31, 2019, Schlumberger had $2.2 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.5 billion that support commercial paper programs, of which $3.8 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at March 31, 2019 were $2.7 billion.

FORWARD-LOOKING STATEMENTS

This first-quarter 2019 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; our effective tax rate; Schlumberger’s SPM projects, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in this first-quarter 2019 Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Schlumberger’s exposure to market risk has not changed materially since December 31, 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 9—Contingencies, in the Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of March 31, 2019, Schlumberger had repurchased $822 million of Schlumberger common stock under its $10 billion share repurchase program.

Schlumberger’s common stock repurchase activity for the three months ended March 31, 2019 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
January 2019	832.6	$40.93	832.6	$9,242,498
February 2019	683.7	$44.49	683.7	$9,212,083
March 2019	776.1	$43.30	776.1	$9,178,477
	2,292.4	$42.79	2,292.4

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

Schlumberger’s residual transactions or dealings with the government of Iran during the first quarter of 2019 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on January 19, 2017)

* Exhibit 10.1—Form of 2019 Two-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.2—Form of 2019 Three-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101—The following materials from Schlumberger Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Income (Loss); (ii) Consolidated Statement of Comprehensive Income (Loss); (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Cash Flows; (v) Consolidated Statement of Equity and (vi) Notes to Consolidated Financial Statements.

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
+ Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	April 24, 2019	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory