Form 10-Q
period 2019-06-30
SCHLUMBERGER LIMITED/NV
filed 2019-07-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

CURAÇAO	52-0684746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 RUE SAINT-DOMINIQUE
PARIS, FRANCE	75007

5599 SAN FELIPE
HOUSTON, TEXAS, U.S.A.	77056

62 BUCKINGHAM GATE
LONDON, UNITED KINGDOM	SW1E 6AJ

PARKSTRAAT 83 THE HAGUE,
THE NETHERLANDS	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:   (713) 513-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, par value $0.01 per share	SLB	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2019
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,383,005,073

SCHLUMBERGER LIMITED

Second Quarter 2019 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2019	2018	2019	2018
Revenue
Services	$6,153	$6,141	$12,059	$11,876
Product sales	2,116	2,162	4,090	4,255
Total Revenue	8,269	8,303	16,149	16,131
Interest & other income	25	40	39	82
Expenses
Cost of services	5,308	5,196	10,422	10,076
Cost of sales	1,944	1,983	3,787	3,904
Research & engineering	179	175	351	347
General & administrative	114	114	225	225
Impairments & other	-	184	-	184
Interest	156	144	302	287
Income before taxes	593	547	1,101	1,190
Tax expense	99	106	178	219
Net income	494	441	923	971
Net income attributable to noncontrolling interests	2	11	10	16
Net income attributable to Schlumberger	$492	$430	$913	$955

Basic earnings per share of Schlumberger	$0.36	$0.31	$0.66	$0.69

Diluted earnings per share of Schlumberger	$0.35	$0.31	$0.65	$0.69

Average shares outstanding:
Basic	1,384	1,384	1,385	1,385
Assuming dilution	1,395	1,392	1,396	1,393

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2019	2018	2019	2018
Net income	$494	$441	$923	$971
Currency translation adjustments
Unrealized net change arising during the period	(37)	(121)	39	(81)
Marketable securities
Unrealized loss arising during the period	-	(40)	-	(21)
Cash flow hedges
Net gain (loss) on cash flow hedges	1	(15)	(4)	(10)
Reclassification to net income of net realized (gain) loss	1	(1)	4	(5)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	23	37	47	94
Amortization to net income of net prior service credit	(3)	(1)	(6)	(3)
Income taxes on pension and other postretirement benefit plans	(2)	(5)	(2)	(5)
Comprehensive income	477	295	1,001	940
Comprehensive income attributable to noncontrolling interests	2	11	10	16
Comprehensive income attributable to Schlumberger	$475	$284	$991	$924

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2019	Dec. 31,
	(Unaudited)	2018
ASSETS
Current Assets
Cash	$1,466	$1,433
Short-term investments	882	1,344
Receivables less allowance for doubtful accounts (2019 - $238; 2018 - $249)	8,471	7,881
Inventories	4,389	4,010
Other current assets	1,125	1,063
	16,333	15,731
Investments in Affiliated Companies	1,558	1,538
Fixed Assets less accumulated depreciation	11,359	11,679
Multiclient Seismic Data	577	601
Goodwill	24,950	24,931
Intangible Assets	8,485	8,727
Other Assets	7,329	7,300
	$70,591	$70,507
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,851	$10,223
Estimated liability for taxes on income	1,123	1,155
Short-term borrowings and current portion of long-term debt	98	1,407
Dividends payable	701	701
	11,773	13,486
Long-term Debt	16,978	14,644
Postretirement Benefits	1,119	1,153
Deferred Taxes	1,330	1,441
Other Liabilities	3,118	3,197
	34,318	33,921
Equity
Common stock	13,037	13,132
Treasury stock	(3,827)	(4,006)
Retained earnings	31,186	31,658
Accumulated other comprehensive loss	(4,544)	(4,622)
Schlumberger stockholders' equity	35,852	36,162
Noncontrolling interests	421	424
	36,273	36,586
	$70,591	$70,507

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$923	$971
Adjustments to reconcile net income to cash provided by operating activities:
Impairments and other charges	-	184
Depreciation and amortization (1)	1,841	1,750
Stock-based compensation expense	194	176
Earnings of equity method investments, less dividends received	-	(26)
Change in assets and liabilities: (2)
Increase in receivables	(581)	(284)
Increase in inventories	(332)	(71)
Increase in other current assets	(57)	66
Increase in other assets	(16)	(120)
Decrease in accounts payable and accrued liabilities	(422)	(1,015)
Decrease in estimated liability for taxes on income	(68)	(34)
Decrease in other liabilities	(39)	(10)
Other	(9)	(32)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,434	1,555
Cash flows from investing activities:
Capital expenditures	(817)	(974)
SPM investments	(332)	(434)
Multiclient seismic data costs capitalized	(109)	(47)
Business acquisitions and investments, net of cash acquired	(17)	(47)
Sale of investments, net	464	1,692
Other	(63)	(20)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(874)	170
Cash flows from financing activities:
Dividends paid	(1,385)	(1,385)
Proceeds from employee stock purchase plan	85	107
Proceeds from exercise of stock options	21	26
Stock repurchase program	(199)	(200)
Proceeds from issuance of long-term debt	2,350	14
Repayment of long-term debt	(1,413)	(467)
Net decrease in short-term borrowings	(22)	(106)
Other	32	(40)
NET CASH USED IN FINANCING ACTIVITIES	(531)	(2,051)
Net increase (decrease) in cash before translation effect	29	(326)
Translation effect on cash	4	(12)
Cash, beginning of period	1,433	1,799
Cash, end of period	$1,466	$1,461

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2019 – June 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2019	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586
Net income			913		10	923
Currency translation adjustments				39		39
Pension and other postretirement benefit plans				39		39
Shares sold to optionees, less shares exchanged	(26)	47				21
Vesting of restricted stock	(126)	126				-
Shares issued under employee stock purchase plan	(115)	200				85
Stock repurchase program		(199)				(199)
Stock-based compensation expense	194					194
Dividends declared ($1.00 per share)			(1,385)			(1,385)
Other	(22)	5			(13)	(30)
Balance, June 30, 2019	$13,037	$(3,827)	$31,186	$(4,544)	$421	$36,273

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2018 – June 30, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2018	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261
Net income			955		16	971
Currency translation adjustments				(81)	(1)	(82)
Changes in unrealized gain on marketable securities				(21)		(21)
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				86		86
Shares sold to optionees, less shares exchanged	(27)	53				26
Vesting of restricted stock	(52)	52				-
Shares issued under employee stock purchase plan	(33)	140				107
Stock repurchase program		(200)				(200)
Stock-based compensation expense	176					176
Dividends declared ($1.00 per share)			(1,385)			(1,385)
Other	(9)	3			(21)	(27)
Balance, June 30, 2018	$13,030	$(4,001)	$31,760	$(4,305)	$413	$36,897

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2019 – June 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2019	$13,000	$(3,756)	$31,386	$(4,527)	$421	$36,524
Net income			492		2	494
Currency translation adjustments				(37)		(37)
Changes in fair value of cash flow hedges				2		2
Pension and other postretirement benefit plans				18		18
Shares sold to optionees, less shares exchanged	(1)	1				-
Vesting of restricted stock	(26)	26				-
Stock repurchase program		(101)				(101)
Stock-based compensation expense	86					86
Dividends declared ($0.50 per share)			(692)			(692)
Other	(22)	3			(2)	(21)
Balance, June 30, 2019	$13,037	$(3,827)	$31,186	$(4,544)	$421	$36,273

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2018 – June 30, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2018	$12,998	$(3,937)	$32,022	$(4,159)	$402	$37,326
Net income			430		11	441
Currency translation adjustments				(121)		(121)
Changes in unrealized gain on marketable securities				(40)		(40)
Changes in fair value of cash flow hedges				(16)		(16)
Pension and other postretirement benefit plans				31		31
Shares sold to optionees, less shares exchanged	(7)	13				6
Vesting of restricted stock	(23)	23				-
Stock repurchase program		(102)				(102)
Stock-based compensation expense	87					87
Dividends declared ($0.50 per share)			(692)			(692)
Other	(25)	2				(23)
Balance, June 30, 2018	$13,030	$(4,001)	$31,760	$(4,305)	$413	$36,897

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2019	1,434	(51)	1,383
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(5)	(5)
Balance, June 30, 2019	1,434	(51)	1,383

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  The December 31, 2018 balance sheet information has been derived from the Schlumberger 2018 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on January 23, 2019.

2.   Charges and Credits

2019

There were no charges or credits recorded during the first six months of 2019.

2018

During the second quarter of 2018, Schlumberger recorded a $184 million pretax charge ($164 million after-tax) associated with headcount reductions, primarily to further streamline its support cost structure.  This charge is classified in Impairments & other in the Consolidated Statement of Income.

There were no charges or credits recorded during the first quarter of 2018.

3.   Earnings Per Share

The following is a reconciliation from basic earnings per share of Schlumberger to diluted earnings per share of Schlumberger:

(Stated in millions, except per share amounts)

	2019			2018
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$492	1,384	$0.36	$430	1,384	$0.31
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	11		-	7
Diluted	$492	1,395	$0.35	$430	1,392	$0.31

	2019			2018
	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$913	$1,385	$0.66	$955	$1,385	$0.69
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	11		-	7
Diluted	$913	$1,396	$0.65	$955	$1,393	$0.69

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2019	2018
Second Quarter	48	38
Six Months	42	38

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2019	2018
Raw materials & field materials	$1,995	$1,803
Work in progress	576	519
Finished goods	1,818	1,688
	$4,389	$4,010

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2019	2018
Property, plant & equipment	$38,822	$38,664
Less: Accumulated depreciation	27,463	26,985
	$11,359	$11,679

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2019	2018
Second Quarter	$514	$525
Six Months	$1,026	$1,048

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2019 was as follows:

(Stated in millions)

Balance at December 31, 2018	$601
Capitalized in period	109
Charged to expense	(133)
Balance at June 30, 2019	$577

7.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2019			Dec. 31, 2018
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$4,750	$1,315	$3,435	$4,768	$1,243	$3,525
Technology/technical know-how	3,452	1,325	2,127	3,494	1,246	2,248
Tradenames	2,799	679	2,120	2,799	628	2,171
Other	1,394	591	803	1,404	621	783
	$12,395	$3,910	$8,485	$12,465	$3,738	$8,727

Amortization expense charged to income was as follows:

(Stated in millions)

	2019	2018
Second Quarter	$164	$174
Six Months	$324	$339

Based on the net book value of intangible assets at June 30, 2019, amortization charged to income for the subsequent five years is estimated to be: remaining two quarters of 2019—$347 million; 2020—$663 million; 2021—$633 million; 2022—$623 million; 2023—$612 million; and 2024—$569 million.

8.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2019	2018
3.30% Senior Notes due 2021	$1,597	$1,596
3.65% Senior Notes due 2023	1,494	1,493
3.90% Senior Notes due 2028	1,440	-
3.00% Senior Notes due 2020	1,196	1,596
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	998	997
4.00% Senior Notes due 2025	929	1,742
4.30% Senior Notes due 2029	845	-
3.75% Senior Notes due 2024	745	-
1.00% Guaranteed Notes due 2026	677	678
3.63% Senior Notes due 2022	615	847
2.65% Senior Notes due 2022	598	598
2.20% Senior Notes due 2020	498	499
7.00% Notes due 2038	209	210
4.50% Notes due 2021	131	132
5.95% Notes due 2041	115	115
3.60% Notes due 2022	108	109
5.13% Notes due 2043	99	99
4.00% Notes due 2023	81	82
3.70% Notes due 2024	55	55
Commercial paper borrowings	3,193	2,433
Other	255	263
	$16,978	$14,644

In April 2019, Schlumberger completed a debt exchange offer, pursuant to which it issued $1.500 billion in principal of 3.90% Senior Notes due 2028 (the “New Notes”) in exchange for $401 million of 3.00% Senior Notes due 2020, $234 million of 3.63% Senior Notes due 2022 and $817 million of 4.00% Senior Notes due 2025.  In connection with the exchange of principal, Schlumberger paid a premium of $48 million, substantially all of which was in the form of New Notes.  This premium is being amortized as additional interest expense over the term of the New Notes.

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at June 30, 2019 and December 31, 2018, was $17.4 billion and $14.6 billion, respectively.

At June 30, 2019, Schlumberger had separate committed credit facility agreements aggregating $6.5 billion with commercial banks, of which $3.3 billion was available and unused.   These committed facilities support commercial paper programs in the United States and Europe, of which $1.0 billion matures in February 2020,  $1.5 billion matures in November 2020, $2.0 billion matures in February 2023 and $2.0 billion matures in February 2024.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under Schlumberger’s commercial paper programs at June 30, 2019 and December 31, 2018 were $3.2 billion and $2.4 billion, respectively, all of which were classified in Long-term Debt in the Consolidated Balance Sheet.

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

At June 30, 2019, Schlumberger had fixed rate debt aggregating $13.5 billion and variable rate debt aggregating $3.6 billion, after taking into account the effect of interest rate swaps.

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

At June 30, 2019, contracts were outstanding for the US dollar equivalent of $4.4 billion in various foreign currencies, of which $1.1 billion relates to hedges of debt denominated in currencies other than the functional currency.

At June 30, 2019, Schlumberger recognized a cumulative $13 million loss in Accumulated Other Comprehensive Loss relating to the revaluation of foreign currency forward contracts, cross-currency swaps and changes in the fair value of interest-rate swaps designated as cash flow hedges.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2019	2018	2019	2018	Consolidated Statement of Income Classification
Derivatives designated as fair value hedges:
Cross currency swaps	$-	$(39)	$-	$(12)	Interest expense

Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(2)	$1	$(4)	$5	Cost of services/sales
Cross currency swaps	(22)	36	(38)	55	Interest expense
	$(24)	$37	$(42)	$60
Derivatives not designated as hedges:
Foreign exchange contracts	$(14)	$4	$(8)	$32	Cost of services/sales

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

11.   Segment Information

		(Stated in millions)

	Second Quarter 2019		Second Quarter 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,649	$326	$1,640	$350
Drilling	2,421	300	2,234	289
Production	3,077	235	3,253	316
Cameron	1,237	156	1,295	166
Eliminations & other	(115)	(49)	(119)	(27)
Pretax segment operating income		968		1,094
Corporate & other (1)		(238)		(239)
Interest income (2)		9		11
Interest expense (3)		(146)		(135)
Charges and credits (4)		-		(184)
	$8,269	$593	$8,303	$547

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($2 million in 2019; $1 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($10 million in 2019; $9 million in 2018).
(4)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2019		Six Months 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,192	$619	$3,199	$656
Drilling	4,808	608	4,360	582
Production	5,967	453	6,209	533
Cameron	2,412	292	2,605	332
Eliminations & other	(230)	(96)	(242)	(35)
Pretax segment operating income		1,876		2,068
Corporate & other (1)		(511)		(464)
Interest income (2)		18		36
Interest expense (3)		(282)		(266)
Charges and credits (4)		-		(184)
	$16,149	$1,101	$16,131	$1,190

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($5 million in 2019; $4 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($20 million in 2019; $21 million in 2018).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2019	2018	2019	2018
North America	$2,801	$3,139	$5,539	$5,974
Latin America	1,115	919	2,107	1,790
Europe/CIS/Africa	1,896	1,784	3,602	3,496
Middle East & Asia	2,452	2,362	4,790	4,662
Eliminations & other	5	99	111	209
	$8,269	$8,303	$16,149	$16,131

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$242	$1,316	$91	$1,649
Drilling	553	1,819	49	2,421
Production	1,419	1,657	1	3,077
Cameron	558	702	(23)	1,237
Other	29	(31)	(113)	(115)
	$2,801	$5,463	$5	$8,269

	Second Quarter 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$269	$1,237	$134	$1,640
Drilling	568	1,612	54	2,234
Production	1,695	1,556	2	3,253
Cameron	593	678	24	1,295
Other	14	(18)	(115)	(119)
	$3,139	$5,065	$99	$8,303

		(Stated in millions)

	Six Months 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$458	$2,568	$166	$3,192
Drilling	1,130	3,574	104	4,808
Production	2,792	3,173	2	5,967
Cameron	1,118	1,269	25	2,412
Other	41	(85)	(186)	(230)
	$5,539	$10,499	$111	$16,149

	Six Months 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$491	$2,436	$272	$3,199
Drilling	1,132	3,125	103	4,360
Production	3,195	3,011	3	6,209
Cameron	1,144	1,413	48	2,605
Other	12	(37)	(217)	(242)
	$5,974	$9,948	$209	$16,131

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at June 30, 2019 and December 31, 2018.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $3.0 billion at June 30, 2019, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.0 billion at June 30, 2019 and $0.9 billion at December 31, 2018.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

12.   Pension and Other Postretirement Benefit Plans

Net pension cost (credit) for the Schlumberger pension plans included the following components:

(Stated in millions)

	Second Quarter				Six Months
	2019		2018		2019		2018
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$13	$32	$14	$38	$27	$64	$30	$70
Interest cost	46	83	41	76	91	166	84	152
Expected return on plan assets	(57)	(148)	(61)	(149)	(115)	(298)	(125)	(293)
Amortization of prior service cost	2	2	3	3	4	4	6	5
Amortization of net loss	8	15	10	27	16	31	24	70
	$12	$(16)	$7	$(5)	$23	$(33)	$19	$4

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2019	2018	2019	2018
Service cost	$7	$8	$15	$16
Interest cost	12	10	24	22
Expected return on plan assets	(17)	(16)	(33)	(32)
Amortization of prior service credit	(7)	(7)	(14)	(14)
	$(5)	$(5)	$(8)	$(8)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2019 Compared to First Quarter 2019

		(Stated in millions)

	Second Quarter 2019		First Quarter 2019
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,649	$326	$1,543	$293
Drilling	2,421	300	2,387	307
Production	3,077	235	2,890	217
Cameron	1,237	156	1,174	137
Eliminations & other	(115)	(49)	(115)	(46)
Pretax segment operating income		968		908
Corporate & other (1)		(238)		(273)
Interest income (2)		9		10
Interest expense (3)		(146)		(136)
	$8,269	$593	$7,879	$509

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($2 million in Q2 2019; $2 million in Q1 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($10 million in Q2 2019; $11 million in Q1 2019).

Second-quarter revenue of $8.3 billion increased 5% sequentially with North America revenue of $2.8 billion increasing 2% while international revenue of $5.5 billion increased 8%.

International revenue growth of 8% sequentially, was led by the Europe/CIS/Africa area, where revenue increased sequentially by 11% driven by activity that strengthened beyond the seasonal recovery in the Russia & Central Asia and United Kingdom & Continental Europe GeoMarkets. Sequential international growth was also driven by a 19% improvement in the Far East Asia & Australia GeoMarket and a 12% increase in the Latin America area, while revenue in the Middle East region grew 3%.

North America revenue improved 2% sequentially, driven by a 10% sequential increase in offshore revenue from stronger exploration-led activity driven mainly by WesternGeco® multiclient seismic license sales. North America land revenue increased 1% sequentially despite the impact of the spring breakup in Canada, as OneStim® activity was higher offset by weak hydraulic fracturing pricing and a general decrease in drilling activity.

From a macro perspective, Schlumberger expects oil market sentiments to remain balanced. The oil demand forecast for 2019 has been reduced slightly on trade war fears and current global geopolitical tensions, but Schlumberger does not anticipate a change in the structural demand outlook for the mid-term. On the supply side, Schlumberger continues to see US shale oil as the only near- to medium-term source of global production growth, albeit at a slowing growth rate, as exploration & production (E&P) operators continue to transition from an emphasis on growth to a focus on cash and returns, with consequent restraining effects on investment levels. These effects, combined with the decision by OPEC and Russia to extend production cuts through the first quarter of 2020, are likely to keep oil prices range bound around present levels. Although the markets are well supplied from production added by projects that were sanctioned before 2015, this added supply will begin to fall in 2020 and create risk for the future as the decline rates in many mature production basins become an increasingly significant challenge. In addition, while the number of new projects Schlumberger expects to receive final investment decision approval in 2019 is likely to increase again for the fourth consecutive year, their size and number account for supply additions far below the required global annual production replacement rates. Schlumberger therefore maintains its view that international E&P investment will grow 7% to 8% in 2019, further supported by the increase in international rig count. In contrast, spending in North America land is tracking Schlumberger's expectations of a 10% decline this year.

Reservoir Characterization

Reservoir Characterization revenue of $1.6 billion increased 7% sequentially due to higher activity beyond the seasonal rebounds from winter in the Northern Hemisphere. Growth was driven by higher offshore exploration activity internationally benefiting Wireline and Testing Services. The increase in Reservoir Characterization revenue was also driven by higher WesternGeco multiclient seismic license sales in the Mexico Bay of Campeche and the US Gulf of Mexico.

Reservoir Characterization pretax operating margin of 20% was 81 basis points (bps) higher sequentially due to the seasonal recovery in higher-margin Wireline activity and stronger WesternGeco multiclient seismic license sales.

Drilling

Drilling revenue of $2.4 billion increased 1% sequentially. Stronger international activity beyond the seasonal rebounds in the Northern Hemisphere was supported by the international rig count increase of 6%, but growth was offset by reduced shale drilling activity in North America land as the US land rig count declined 5%. International growth was driven by higher activity benefiting M-I SWACO and Drilling & Measurements.

Drilling pretax operating margin of 12% declined 45 bps sequentially as margin improvements internationally for Drilling & Measurements and M-I SWACO were more than offset by lower margins from Integrated Drilling Services (IDS) projects in the Middle East region.

Production

Production revenue of $3.1 billion increased 6% sequentially driven primarily by higher international activity for Well Services. Increased artificial lift sales across the international areas, higher intelligent completions activity in Saudi Arabia, and increased Schlumberger Production Management (SPM) project activity mainly in Ecuador, all contributed to the increase in Production revenue. In North America land, despite the impact of the spring breakup in Canada, Production revenue was up 3% sequentially driven by higher cementing activity and improved OneStim hydraulic fracturing fleet utilization on increased market demand. These effects, however, were partially offset by softer hydraulic fracturing pricing.

Production pretax operating margin of 8% was essentially flat sequentially as the improvement in international margin from higher activity was offset by the effects of pricing pressure in North America land.

Cameron

Cameron revenue of $1.2 billion increased 5% sequentially driven by higher international revenue for OneSubsea, Surface Systems, and Drilling Systems. By geography, international revenue grew 24% sequentially while North America revenue was essentially flat.

Cameron pretax operating margin of 13% increased 94 bps sequentially primarily due to improved profitability in OneSubsea and Surface Systems.

Second Quarter 2019 Compared to Second Quarter 2018

		(Stated in millions)

	Second Quarter 2019		Second Quarter 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,649	$326	$1,640	$350
Drilling	2,421	300	2,234	289
Production	3,077	235	3,253	316
Cameron	1,237	156	1,295	166
Eliminations & other	(115)	(49)	(119)	(27)
Pretax segment operating income		968		1,094
Corporate & other (1)		(238)		(239)
Interest income (2)		9		11
Interest expense (3)		(146)		(135)
Charges and credits (4)		-		(184)
	$8,269	$593	$8,303	$547

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($2 million in 2019; $1 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($10 million in 2019; $9 million in 2018).
(4)	Charges and credits described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2019 revenue of $8.3 billion was essentially flat year-on-year as North America revenue declined 11% year-on-year, while international revenue increased by 8%. These results reflect the normalization in global E&P spend that Schlumberger anticipated as international investment increased in response to the accelerating decline in the mature production base, and North America land investment decreased due to E&P operator cash flow constraints.

Reservoir Characterization

Second-quarter 2019 revenue of $1.6 billion was essentially flat year-on-year. Higher Wireline, Testing, and Software Integrated Solutions revenue from increased international activity was offset by reduced OneSurface project revenue.

Year-on-year, pretax operating margin decreased 153 bps to 20% primarily due to reduced profitability from OneSurface as projects wound down at the end of 2018.

Drilling

Second-quarter 2019 revenue of $2.4 billion increased 8% year-on-year primarily due to higher demand for drilling services, largely in the international markets that benefited M-I SWACO, IDS, and Drilling & Measurements.

Year-on-year, pretax operating margin decreased 53 bps to 12% despite higher revenue as margins were affected by competitive pricing, and start-up costs from a number of integrated contracts internationally.

Production

Second-quarter 2019 revenue of $3.1 billion decreased 5% year-on-year with most of the revenue decline attributable to lower OneStim activity in North America as customers reduced spending due to higher cost of capital, lower borrowing capacity and expectation of better returns from their shareholders.

Year-on-year, pretax operating margin decreased 207 bps to 8% primarily due to reduced profitability in OneStim in North America.

Cameron

Second-quarter 2019 revenue of $1.2 billion decreased 4% year-on-year due to lower revenue for OneSubsea, Drilling Systems, and Valves & Measurement.

Year-on-year, pretax operating margin was essentially flat at 13%.

Six Months 2019 Compared to Six Months 2018

		(Stated in millions)

	Six Months 2019		Six Months 2018
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,192	$619	$3,199	$656
Drilling	4,808	608	4,360	582
Production	5,967	453	6,209	533
Cameron	2,412	292	2,605	332
Eliminations & other	(230)	(96)	(242)	(35)
Pretax segment operating income		1,876		2,068
Corporate & other (1)		(511)		(464)
Interest income (2)		18		36
Interest expense (3)		(282)		(266)
Charges and credits (4)		-		(184)
	$16,149	$1,101	$16,131	$1,190

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($5 million in 2019; $4 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($20 million in 2019; $21 million in 2018).
(4)	Charges and credits described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2019 revenue of $16.1 billion was essentially flat year-on-year as international revenue increased 6% while North America land revenue declined 12%.  These results reflect the normalization in global E&P spend that Schlumberger anticipated as international investment increases in response to the accelerating decline in the mature production base, and North America land investment decreases due to E&P operator cash flow constraints.

Reservoir Characterization

Six-month 2019 revenue of $3.2 billion was essentially flat year-on-year, driven primarily by higher Wireline and Testing from increased international activity that was offset by reduced OneSurface project revenue and the absence of WesternGeco marine seismic acquisition revenue following the divestiture of this business during the fourth quarter of 2018.

Year-on-year, pretax operating margin decreased 112 bps to 19% due to lower profitability from OneSurface as projects wound down at the end of 2018.

Drilling

Six-month 2019 revenue of $4.8 billion increased 10% year-on-year primarily due to higher demand for drilling services, largely in the international markets that benefited M-I SWACO, IDS, and Drilling & Measurements.

Year-on-year, pretax operating margin decreased 71 bps to 13% despite higher revenue  as margins were affected by competitive pricing, and start-up costs from a number of integrated contracts internationally.

Production

Six-month 2019 revenue of $6.0 billion decreased 4% year-on-year with most of the revenue decline attributable to lower OneStim activity in North America as customers reduced spending due to higher cost of capital, lower borrowing capacity, and expectation of better returns from their shareholders. This decline was partially offset by higher production revenue internationally, which benefited all other technologies.

Year-on-year, pretax operating margin decreased 100 bps to 8% primarily due to reduced profitability in OneStim in North America.

Cameron

Six-month 2019 revenue of $2.4 billion decreased 7% year-on-year primarily due to lower revenue for OneSubsea.

Year-on-year, pretax operating margin decreased 63 bps to 12% primarily due to the reduced profitability in OneSubsea.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter		Six Months
	2019	2018	2019	2018
Equity in net earnings of affiliated companies	$14	$28	$16	$42
Interest income	11	12	23	40
	$25	$40	$39	$82

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2019 and 2018 were as follows:

	Second Quarter		Six Months
	2019	2018	2019	2018
Research & engineering	2.2%	2.1%	2.2%	2.1%
General & administrative	1.4%	1.4%	1.4%	1.4%

The effective tax rate for the second quarter of 2019 was 17% compared to 19% for the same period of 2018 as charges described in Note 2 to Consolidated Financial Statements increased the effective tax rate for the second quarter of 2018 by two percentage points.

The effective tax rate for the first six months of 2019 was 16% as compared to 18% for the same period of 2018. The charges described in Note 2 to Consolidated Financial Statements increased the effective tax rate for the first six months of 2018 by one percentage point while the remaining decrease was primarily driven by the geographic mix of earnings.

Charges and Credits

2019

There were no charges or credits recorded during the first six months of 2019.

2018

During the second quarter of 2018, Schlumberger recorded a $184 million pretax charge ($164 million after-tax) associated with headcount reductions, primarily to further streamline its support cost structure.  This charge is classified in Impairments & other in the Consolidated Statement of Income.

There were no charges or credits recorded during the first quarter of 2018.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2019	2018	2018
Cash	$1,466	$1,461	$1,433
Short-term investments	882	1,588	1,344
Short-term borrowings and current portion of long-term debt	(98)	(3,736)	(1,407)
Long-term debt	(16,978)	(13,865)	(14,644)
Net debt (1)	$(14,728)	$(14,552)	$(13,274)

Changes in Liquidity:	Six Months Ended Jun. 30,
	2019	2018
Net income	$923	$971
Impairment and other charges	-	184
Depreciation and amortization (2)	1,841	1,750
Earnings of equity method investments, less dividends received	-	(26)
Stock-based compensation expense	194	176
Increase in working capital (3)	(1,460)	(1,338)
Other	(64)	(162)
Cash flow from operations	1,434	1,555
Capital expenditures	(817)	(974)
SPM investments	(332)	(434)
Multiclient seismic data costs capitalized	(109)	(47)
Free cash flow (4)	176	100
Dividends paid	(1,385)	(1,385)
Proceeds from employee stock plans	106	133
Stock repurchase program	(199)	(200)
Business acquisitions and investments, net of cash acquired plus debt assumed	(17)	(47)
Other	(135)	(43)
Increase in net debt	(1,454)	(1,442)
Net debt, beginning of period	(13,274)	(13,110)
Net debt, end of period	$(14,728)	$(14,552)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $71 million and $160 million during the six months ended June 30, 2019 and 2018, respectively.
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

Key liquidity events during the first six months of 2019 and 2018 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $922 million of Schlumberger common stock under this program as of June 30, 2019.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2019	$199	4.8	$41.40
Six months ended June 30, 2018	$200	2.9	$69.10

•

Capital expenditures were $0.8 billion during the first six months of 2019 compared to $1.0 billion during the first six months of 2018.  Capital expenditures for full-year 2019 are expected to be approximately $1.5 billion to $1.7 billion as compared to $2.2 billion in 2018.

•	During the first quarter of 2019, Schlumberger issued $750 million of 3.75% Senior Notes due 2024 and $850 million of 4.30% Senior Notes due 2029.

Schlumberger generates revenue in more than 120 countries.   As of June 30, 2019, four of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only the United States accounted for greater than 10% of such receivables.

As of June 30, 2019, Schlumberger had $2.3 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.5 billion that support commercial paper programs, of which $3.3 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at June 30, 2019 were $3.2 billion.

FORWARD-LOOKING STATEMENTS

This second-quarter 2019 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; our effective tax rate; Schlumberger’s SPM projects, joint ventures and alliances; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in this second-quarter 2019 Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of June 30, 2019, Schlumberger had repurchased $922 million of Schlumberger common stock under its $10 billion share repurchase program.

Schlumberger’s common stock repurchase activity for the three months ended June 30, 2019 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
April 2019	744.6	$45.09	744.6	$9,144,906
May 2019	890.7	$39.54	890.7	$9,109,692
June 2019	876.5	$36.51	876.5	$9,077,694
	2,511.8	$40.12	2,511.8

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

Schlumberger’s residual transactions or dealings with the government of Iran during the second quarter of 2019 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

* Exhibit 10.1—Employment Agreement effective as of April 1, 2019, by and between Schlumberger Limited, Schlumberger Global Resources, Ltd. and Aaron Gatt Floridia (+)

Exhibit 10.2—Amended and Restated 2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 3, 2019) (+)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101.INS—XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

* Exhibit 101.SCH—XBRL Taxonomy Extension Schema Document

* Exhibit 101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document

* Exhibit 101.DEF—XBRL Taxonomy Extension Definition Linkbase Document

* Exhibit 101.LAB—XBRL Taxonomy Extension Label Linkbase Document

* Exhibit 101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
+ Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	July 24, 2019	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory