Form 10-Q
period 2019-09-30
SCHLUMBERGER LIMITED/NV
filed 2019-10-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,384,389,267

SCHLUMBERGER LIMITED

Third Quarter 2019 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2019	2018	2019	2018
Revenue
Services	$6,332	$6,345	$18,390	$18,222
Product sales	2,209	2,159	6,299	6,414
Total Revenue	8,541	8,504	24,689	24,636
Interest & other income	21	36	61	118
Expenses
Cost of services	5,371	5,336	15,794	15,414
Cost of sales	2,014	1,988	5,800	5,892
Research & engineering	176	177	527	524
General & administrative	120	105	345	330
Impairments & other	12,692	-	12,692	184
Interest	160	147	462	434
Income (loss) before taxes	(11,971)	787	(10,870)	1,976
Tax expense (benefit)	(598)	129	(420)	348
Net income (loss)	(11,373)	658	(10,450)	1,628
Net income attributable to noncontrolling interests	10	14	20	29
Net income (loss) attributable to Schlumberger	$(11,383)	$644	$(10,470)	$1,599

Basic earnings (loss) per share of Schlumberger	$(8.22)	$0.46	$(7.56)	$1.15

Diluted earnings (loss) per share of Schlumberger	$(8.22)	$0.46	$(7.56)	$1.15

Average shares outstanding:
Basic	1,385	1,385	1,385	1,385
Assuming dilution	1,385	1,392	1,385	1,393

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2019	2018	2019	2018
Net income (loss)	$(11,373)	$658	$(10,450)	$1,628
Currency translation adjustments
Unrealized net change arising during the period	(21)	(47)	18	(128)
Marketable securities
Unrealized loss arising during the period	-	(12)	-	(33)
Cash flow hedges
Net gain (loss) on cash flow hedges	(27)	4	(31)	(6)
Reclassification to net income (loss) of net realized (gain) loss	3	2	7	(2)
Pension and other postretirement benefit plans
Amortization to net income (loss) of net actuarial loss	23	47	70	141
Amortization to net income (loss) of net prior service credit	(2)	(1)	(8)	(4)
Income taxes on pension and other postretirement benefit plans	(1)	(2)	(3)	(7)
Comprehensive income (loss)	(11,398)	649	(10,397)	1,589
Comprehensive income attributable to noncontrolling interests	10	14	20	29
Comprehensive income (loss) attributable to Schlumberger	$(11,408)	$635	$(10,417)	$1,560

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2019	Dec. 31,
	(Unaudited)	2018
ASSETS
Current Assets
Cash	$1,183	$1,433
Short-term investments	1,109	1,344
Receivables less allowance for doubtful accounts (2019 - $238; 2018 - $249)	8,332	7,881
Inventories	4,341	4,010
Other current assets	1,186	1,063
	16,151	15,731
Investments in Affiliated Companies	1,335	1,538
Fixed Assets less accumulated depreciation	9,605	11,679
Multiclient Seismic Data	593	601
Goodwill	16,112	24,931
Intangible Assets	7,282	8,727
Other Assets	6,912	7,300
	$57,990	$70,507
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,364	$10,223
Estimated liability for taxes on income	1,078	1,155
Short-term borrowings and current portion of long-term debt	340	1,407
Dividends payable	701	701
	12,483	13,486
Long-term Debt	16,333	14,644
Postretirement Benefits	1,101	1,153
Deferred Taxes	591	1,441
Other Liabilities	3,155	3,197
	33,663	33,921
Equity
Common stock	13,012	13,132
Treasury stock	(3,641)	(4,006)
Retained earnings	19,111	31,658
Accumulated other comprehensive loss	(4,569)	(4,622)
Schlumberger stockholders' equity	23,913	36,162
Noncontrolling interests	414	424
	24,327	36,586
	$57,990	$70,507

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(10,450)	$1,628
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Impairments and other charges	12,692	184
Depreciation and amortization (1)	2,741	2,637
Deferred taxes	(833)	(67)
Stock-based compensation expense	329	259
Earnings of equity method investments, less dividends received	2	(41)
Change in assets and liabilities: (2)
Increase in receivables	(429)	(114)
Increase in inventories	(400)	(68)
(Increase) decrease in other current assets	(127)	78
Increase in other assets	(12)	(167)
Decrease in accounts payable and accrued liabilities	(266)	(1,011)
Decrease in estimated liability for taxes on income	(118)	(32)
Decrease in other liabilities	(19)	(6)
Other	69	102
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,179	3,382
Cash flows from investing activities:
Capital expenditures	(1,230)	(1,539)
SPM investments	(526)	(719)
Multiclient seismic data costs capitalized	(181)	(63)
Business acquisitions and investments, net of cash acquired	(21)	(290)
Sale of investments, net	238	1,922
Other	(88)	(36)
NET CASH USED IN INVESTING ACTIVITIES	(1,808)	(725)
Cash flows from financing activities:
Dividends paid	(2,077)	(2,077)
Proceeds from employee stock purchase plan	196	227
Proceeds from exercise of stock options	23	29
Stock repurchase program	(278)	(300)
Proceeds from issuance of long-term debt	3,973	220
Repayment of long-term debt	(3,396)	(900)
Net decrease in short-term borrowings	(44)	(103)
Other	(18)	(47)
NET CASH USED IN FINANCING ACTIVITIES	(1,621)	(2,951)
Net decrease in cash before translation effect	(250)	(294)
Translation effect on cash	-	(12)
Cash, beginning of period	1,433	1,799
Cash, end of period	$1,183	$1,493

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2019 – September 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2019	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586
Net income (loss)			(10,470)		20	(10,450)
Currency translation adjustments				18	(4)	14
Changes in fair value of cash flow hedges				(24)		(24)
Pension and other postretirement benefit plans				59		59
Shares sold to optionees, less shares exchanged	(26)	49				23
Vesting of restricted stock	(146)	146				-
Shares issued under employee stock purchase plan	(249)	445				196
Stock repurchase program		(278)				(278)
Stock-based compensation expense	329					329
Dividends declared ($1.50 per share)			(2,077)			(2,077)
Other	(28)	3			(26)	(51)
Balance, September 30, 2019	$13,012	$(3,641)	$19,111	$(4,569)	$414	$24,327

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2018 – September 30, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2018	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261
Net income			1,599		29	1,628
Currency translation adjustments				(128)	(4)	(132)
Changes in unrealized gain on marketable securities				(33)		(33)
Changes in fair value of cash flow hedges				(8)		(8)
Pension and other postretirement benefit plans				130		130
Shares sold to optionees, less shares exchanged	(37)	66				29
Vesting of restricted stock	(63)	63				-
Shares issued under employee stock purchase plan	(67)	294				227
Stock repurchase program		(300)				(300)
Stock-based compensation expense	259					259
Dividends declared ($1.50 per share)			(2,077)			(2,077)
Other	(9)	2			(29)	(36)
Balance, September 30, 2018	$13,058	$(3,924)	$31,712	$(4,313)	$415	$36,948

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2019 – September 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2019	$13,037	$(3,827)	$31,186	$(4,544)	$421	$36,273
Net income (loss)			(11,383)		10	(11,373)
Currency translation adjustments				(21)	(4)	(25)
Changes in fair value of cash flow hedges				(24)		(24)
Pension and other postretirement benefit plans				20		20
Vesting of restricted stock	(20)	20				-
Shares issued under employee stock purchase plan	(134)	245				111
Stock repurchase program		(79)				(79)
Stock-based compensation expense	135					135
Dividends declared ($0.50 per share)			(692)			(692)
Other	(6)				(13)	(19)
Balance, September 30, 2019	$13,012	$(3,641)	$19,111	$(4,569)	$414	$24,327

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2018 – September 30, 2018	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2018	$13,030	$(4,001)	$31,760	$(4,305)	$413	$36,897
Net income			644		14	658
Currency translation adjustments				(47)	(3)	(50)
Changes in unrealized gain on marketable securities				(12)		(12)
Changes in fair value of cash flow hedges				6		6
Pension and other postretirement benefit plans				44		44
Shares sold to optionees, less shares exchanged	(7)	13				6
Vesting of restricted stock	(10)	10				-
Shares issued under employee stock purchase plan	(34)	154				120
Stock repurchase program		(100)				(100)
Stock-based compensation expense	83					83
Dividends declared ($0.50 per share)			(692)			(692)
Other	(4)			1	(9)	(12)
Balance, September 30, 2018	$13,058	$(3,924)	$31,712	$(4,313)	$415	$36,948

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2019	1,434	(51)	1,383
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	6	6
Stock repurchase program	-	(7)	(7)
Balance, September 30, 2019	1,434	(50)	1,384

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.  The December 31, 2018 balance sheet information has been derived from the Schlumberger 2018 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on January 23, 2019.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Charges and Credits

2019

In connection with the preparation of its third quarter 2019 financial statements, Schlumberger recorded the following charges, all of which are classified as Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$8,828	$(43)	$8,785
Intangible assets	1,085	(248)	837
North America pressure pumping	1,575	(344)	1,231
Other North America-related	310	(53)	257
Argentina	127	-	127
Equity-method investments	231	(12)	219
Schlumberger Production Management	294	-	294
Other	242	(13)	229
	$12,692	$(713)	$11,979

•

During August 2019, Schlumberger’s market capitalization deteriorated significantly compared to the end of the second quarter of 2019.  Schlumberger’s stock price reached a low not seen since 2005.  Additionally, the Philadelphia Oil Services Sector Index, which is comprised of companies involved in the oil services sector, reached an 18-year low.

As a result of these facts, Schlumberger determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value.  Therefore, Schlumberger performed an interim goodwill impairment test as of August 31, 2019.

As of August 31, 2019, Schlumberger had 17 reporting units with goodwill balances aggregating $25.0 billion.  Schlumberger determined that the fair value of seven of its reporting units, representing approximately $13.8 billion of the goodwill, was substantially in excess of their carrying value.  Schlumberger performed a detailed quantitative impairment assessment of the remaining 10 reporting units, which represented $11.2 billion of goodwill. As a result of this assessment, Schlumberger concluded that the goodwill associated with nine of the 10 reporting units was impaired, resulting in an $8.8 billion goodwill impairment charge.  This charge primarily relates to Schlumberger’s Drilling and Cameron segments.

Following the $8.8 billion goodwill impairment charge relating to these nine reporting units, only three had a remaining goodwill balance.  These three reporting units had goodwill balances which ranged between $0.4 billion and $0.6 billion and aggregated to $1.5 billion as of August 31, 2019. The tenth reporting unit, which was determined not to be impaired, had $0.9 billion of goodwill.

Schlumberger primarily used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results.  The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using Schlumberger’s estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date.  The market approach includes the use of comparative multiples to corroborate the discounted cash flow results.  The market approach involves significant judgement involved in the selection of the appropriate peer group companies and valuation multiples.

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate.  Schlumberger selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates.  Schlumberger’s estimates are based upon assumptions believed to be reasonable.  However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual results may differ from those used in Schlumberger’s valuations which could result in additional impairment charges in the future.

The discount rates utilized to value Schlumberger’s reporting units were between 12.5% and 14.0%, depending on the risks and uncertainty inherent in the respective reporting unit.  Assuming all other assumptions and inputs used in each of the respective discounted cash flow analysis were held constant, a 50 basis point increase in the discount rate assumption would have increased the goodwill impairment charge by approximately $0.3 billion.  Conversely, assuming all other assumptions and inputs used in each of the respective discounted cash flow analysis were held constant, a 50 basis point decrease in the discount rate assumption would have decreased the goodwill impairment charge by approximately $0.4 billion.

•

The negative market indicators described above combined with deteriorating market conditions in North America, as well as the results of the previously mentioned fair value determinations of certain of Schlumberger’s reporting units and the appointment of a new Chief Executive Officer (as described below), were all triggering events that indicated that certain of Schlumberger’s long-lived tangible and intangible assets may be impaired.

Recoverability testing, which was performed as of August 31, 2019, indicated that long-lived assets associated with certain asset groups were impaired.  The estimated fair value of these asset groups was determined to be below their carrying value.  As a result, Schlumberger recorded the following impairment and related charges:

-

$1.085 billion of intangible assets, of which $842 million relates to Schlumberger’s 2010 acquisition of Smith International, Inc.  The remaining $243 million primarily relates to other acquisitions in North America.

-

$1.575 billion of charges relating to Schlumberger’s pressure pumping business in North America.  This amount consists of $1.324 billion of pressure pumping equipment and related assets; $98 million of right-of-use assets under operating leases; $121 million relating to a supply contract; $19 million of inventory; and $13 million of severance.

-

$310 million of charges primarily relating to other businesses in North America, consisting of $230 million of fixed asset impairments, $70 million of inventory write-downs and $10 million of severance.

•

As a result of the ongoing economic challenges in Argentina, Schlumberger recorded $127 million of charges during the third quarter of 2019.  This consists of $72 million of asset impairments, a $26 million devaluation charge and $29 million of severance.

•	Schlumberger also recorded the following impairment and restructuring charges:
-	$231 million relating to certain equity method investments that were determined to be other-than-temporarily impaired.
-	$294 million impairment relating to the carrying value of certain smaller Schlumberger Production Management (“SPM”) projects.
-

$242 million of restructuring charges consisting of: $62 million of severance; $57 million relating to the acceleration of stock-based compensation expense associated with certain individuals; $49 million of business divestiture costs; $29 million relating to the repurchase of certain Senior Notes (see Note 9 - Long-term Debt); and $45 million of other provisions.

The fair value of certain of these impaired assets was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgment.

Substantially all of the charges recorded during the third quarter of 2019 will not result in any future cash outflows.

During the third quarter of 2019, Schlumberger’s Board of Directors announced the appointment of a new Chief Executive Officer.  As the new Chief Executive Officer further develops and implements his strategy, it may result in additional restructuring charges in future periods.  Furthermore, Schlumberger may be required to record additional impairment charges if industry conditions deteriorate.

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

3.   Earnings (Loss) Per Share

The following is a reconciliation from basic earnings (loss) per share of Schlumberger to diluted earnings (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2019			2018
	Schlumberger Net Income (Loss)	Average Shares Outstanding	Loss per Share	Schlumberger Net Income (Loss)	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$(11,383)	1,385	$(8.22)	$644	1,385	$0.46
Assumed exercise of stock options	-	-		-	-
Unvested restricted stock	-	-		-	7
Diluted	$(11,383)	1,385	$(8.22)	$644	1,392	$0.46

	2019			2018
	Schlumberger Net Income (Loss)	Average Shares Outstanding	Loss per Share	Schlumberger Net Income (Loss)	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$(10,470)	$1,385	$(7.56)	$1,599	$1,385	$1.15
Assumed exercise of stock options	-	-		-	1
Unvested restricted stock	-	-		-	7
Diluted	$(10,470)	$1,385	$(7.56)	$1,599	$1,393	$1.15

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	2019	2018
Third Quarter	47	40
Nine Months	47	40

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2019	2018
Raw materials & field materials	$1,964	$1,803
Work in progress	606	519
Finished goods	1,771	1,688
	$4,341	$4,010

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2019	2018
Property, plant & equipment	$35,961	$38,664
Less: Accumulated depreciation	26,356	26,985
	$9,605	$11,679

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2019	2018
Third Quarter	$499	$516
Nine Months	$1,525	$1,564

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2019 was as follows:

(Stated in millions)

Balance at December 31, 2018	$601
Capitalized in period	181
Charged to expense	(189)
Balance at September 30, 2019	$593

7.   Goodwill

A summary of goodwill follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance at December 31, 2018	$4,703	$10,111	$4,678	$5,439	$24,931
Impairment	(97)	(3,025)	(705)	(5,001)	(8,828)
Impact of changes in exchange rates and other	7	3	(1)	-	9
Balance at September 30, 2019	$4,613	$7,089	$3,972	$438	$16,112

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2019			Dec. 31, 2018
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$3,859	$853	$3,006	$4,768	$1,243	$3,525
Technology/technical know-how	2,526	735	1,791	3,494	1,246	2,248
Tradenames	1,911	248	1,663	2,799	628	2,171
Other	1,432	610	822	1,404	621	783
	$9,728	$2,446	$7,282	$12,465	$3,738	$8,727

Amortization expense charged to income was as follows:

(Stated in millions)

	2019	2018
Third Quarter	$156	$167
Nine Months	$480	$506

Based on the net book value of intangible assets at September 30, 2019, amortization charged to income for the subsequent five years is estimated to be: fourth quarter of 2019—$138 million; 2020—$528 million; 2021—$518 million; 2022—$515 million; 2023—$497 million; and 2024—$477 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2019	2018
3.30% Senior Notes due 2021	$1,597	$1,596
3.65% Senior Notes due 2023	1,494	1,493
3.90% Senior Notes due 2028	1,442	-
4.20% Senior Notes due 2021	1,100	1,100
2.40% Senior Notes due 2022	998	997
4.00% Senior Notes due 2025	929	1,742
4.30% Senior Notes due 2029	845	-
3.75% Senior Notes due 2024	746	-
1.00% Guaranteed Notes due 2026	654	678
2.65% Senior Notes due 2022	598	598
0.00% Notes due 2024	544	-
0.25% Notes due 2027	543	-
0.50% Notes due 2031	536	-
2.20% Senior Notes due 2020	499	499
3.00% Senior Notes due 2020	415	1,596
3.63% Senior Notes due 2022	294	847
7.00% Notes due 2038	209	210
4.50% Notes due 2021	130	132
5.95% Notes due 2041	114	115
3.60% Notes due 2022	108	109
5.13% Notes due 2043	99	99
4.00% Notes due 2023	81	82
3.70% Notes due 2024	55	55
Commercial paper borrowings	2,128	2,433
Other	175	263
	$16,333	$14,644

During the third quarter of 2019, Schlumberger issued €500 million of 0.00% Notes due 2024, €500 million of 0.25% Notes due 2027 and €500 million of 0.50% Notes due 2031.

In September 2019, Schlumberger repurchased $783 million of its 3.00% Senior Notes due 2020 and $321 million of its 3.625% Senior Notes due 2022. Schlumberger paid a premium of $29 million in connection with these repurchases. This premium was classified as Impairments & other in the Consolidated Statement of Income (Loss). (See Note 2 - Charges and Credits.)

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

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at September 30, 2019 and December 31, 2018, was $16.9 billion and $14.6 billion, respectively.

At September 30, 2019, Schlumberger had separate committed credit facility agreements aggregating $6.5 billion with commercial banks, of which $4.1 billion was available and unused.   These committed facilities support commercial paper programs in the United States and Europe, of which $1.0 billion matures in February 2020, $2.0 billion matures in February 2023, $2.0 billion matures in February 2024 and $1.5 billion matures in July 2024.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under Schlumberger’s commercial paper programs at September 30, 2019 were $2.4 billion, of which $0.3 billion was classified in Short-term borrowings and current portion of long-term debt and the remaining $2.1 billion was classified in Long-term Debt in the Consolidated Balance Sheet.  At December 31, 2018, borrowings under the commercial paper programs were $2.4 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

10.   Derivative Instruments and Hedging Activities

Schlumberger is exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.  To mitigate these risks, Schlumberger utilizes derivative instruments.  Schlumberger does not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Schlumberger is subject to interest rate risk on its debt and its investment portfolio.  Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio, to mitigate the exposure to changes in interest rates.

At September 30, 2019, Schlumberger had fixed rate debt aggregating $14.0 billion and variable rate debt aggregating $2.7 billion.

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency. Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks.

During 2017, a Canadian-dollar functional currency subsidiary of Schlumberger issued $1.1 billion of US-dollar denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of $1.1 billion in order to hedge changes in the fair value of its $0.5 billion of 2.20% Senior Notes due 2020 and its $0.6 billion of 2.65% Senior Notes due 2022.  These cross-currency swaps effectively convert the US-dollar denominated notes to Canadian-dollar denominated debt with fixed annual interest rates of 1.97% and 2.52%, respectively.

During the third quarter of 2019, a US-dollar functional currency subsidiary of Schlumberger issued €1.5 billion of Euro-denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of €1.5 billion in order to hedge changes in the fair value of its €0.5 billion 0.00% Notes due 2024, €0.5 billion 0.25% Notes due 2027 and €0.5 billion Notes due 2031. These cross-currency swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.29%, 2.51% and 2.76%, respectively.

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

At September 30, 2019, contracts were outstanding for the US dollar equivalent of $6.8 billion in various foreign currencies, of which $2.8 billion relates to hedges of debt denominated in currencies other than the functional currency.

At September 30, 2019, Schlumberger recognized a cumulative $37 million loss in Accumulated Other Comprehensive Loss relating to changes in the fair value of foreign currency forward contracts and cross-currency swaps.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of (Loss) Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	Third Quarter		Nine Months
	2019	2018	2019	2018	Consolidated Statement of Income (Loss) Classification
Derivatives designated as fair value hedges:
Cross currency swaps	$-	$6	$-	$(6)	Interest expense

Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(3)	$(2)	$(7)	$3	Cost of services/sales
Cross currency swaps	(2)	(30)	(40)	25	Interest expense
	$(5)	$(32)	$(47)	$28
Derivatives not designated as hedges:
Foreign exchange contracts	$-	$(17)	$(8)	$15	Cost of services/sales

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

12.   Segment Information

		(Stated in millions)

	Third Quarter 2019		Third Quarter 2018
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,651	$360	$1,587	$361
Drilling	2,470	305	2,429	339
Production	3,153	288	3,249	320
Cameron	1,363	173	1,386	160
Eliminations & other	(96)	(30)	(147)	(28)
		1,096		1,152
Corporate & other (1)		(231)		(234)
Interest income (2)		7		8
Interest expense (3)		(151)		(139)
Charges and credits (4)		(12,692)		-
	$8,541	$(11,971)	$8,504	$787

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2019; $2 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($9 million in 2019; $8 million in 2018).
(4)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Nine Months 2019		Nine Months 2018
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$4,669	$959	$4,602	$987
Drilling	7,279	913	6,789	921
Production	9,120	740	9,458	853
Cameron	3,949	486	4,175	522
Eliminations & other	(328)	(126)	(388)	(63)
		2,972		3,220
Corporate & other (1)		(742)		(699)
Interest income (2)		25		44
Interest expense (3)		(433)		(405)
Charges and credits (4)		(12,692)		(184)
	$24,689	$(10,870)	$24,636	$1,976

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($6 million in 2019; $7 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($29 million in both 2019 and 2018).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2019	2018	2019	2018
North America	$2,850	$3,189	$8,389	$9,164
Latin America	1,014	978	3,121	2,767
Europe/CIS/Africa	2,062	1,820	5,665	5,316
Middle East & Asia	2,553	2,417	7,343	7,079
Eliminations & other	62	100	171	310
	$8,541	$8,504	$24,689	$24,636

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$299	$1,347	$5	$1,651
Drilling	553	1,861	56	2,470
Production	1,426	1,726	1	3,153
Cameron	589	772	2	1,363
Other	(17)	(77)	(2)	(96)
	$2,850	$5,629	$62	$8,541

	Third Quarter 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$242	$1,312	$33	$1,587
Drilling	601	1,760	68	2,429
Production	1,724	1,524	1	3,249
Cameron	644	713	29	1,386
Other	(22)	(94)	(31)	(147)
	$3,189	$5,215	$100	$8,504

		(Stated in millions)

	Nine Months 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$756	$3,898	$15	$4,669
Drilling	1,683	5,435	161	7,279
Production	4,218	4,900	2	9,120
Cameron	1,771	2,146	32	3,949
Other	(39)	(250)	(39)	(328)
	$8,389	$16,129	$171	$24,689

	Nine Months 2018
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$732	$3,729	$141	$4,602
Drilling	1,733	4,884	172	6,789
Production	4,919	4,535	4	9,458
Cameron	1,842	2,250	83	4,175
Other	(62)	(236)	(90)	(388)
	$9,164	$15,162	$310	$24,636

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both September 30, 2019 and December 31, 2018.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $2.6 billion at September 30, 2019, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $0.9 billion at both September 30, 2019 and December 31, 2018.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

13.   Pension and Other Postretirement Benefit Plans

Net pension cost (credit) for the Schlumberger pension plans included the following components:

(Stated in millions)

	Third Quarter				Nine Months
	2019		2018		2019		2018
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$14	$32	$14	$35	$41	$96	$44	$105
Interest cost	45	82	41	77	136	248	125	229
Expected return on plan assets	(58)	(148)	(61)	(149)	(173)	(446)	(186)	(442)
Amortization of prior service cost	3	2	3	3	7	6	9	8
Amortization of net loss	7	16	12	35	23	47	36	105
	$11	$(16)	$9	$1	$34	$(49)	$28	$5

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Third Quarter		Nine Months
	2019	2018	2019	2018
Service cost	$8	$8	$23	$24
Interest cost	12	11	36	33
Expected return on plan assets	(16)	(15)	(49)	(47)
Amortization of prior service credit	(7)	(7)	(21)	(21)
	$(3)	$(3)	$(11)	$(11)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2019 Compared to Second Quarter 2019

		(Stated in millions)

	Third Quarter 2019		Second Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,651	$360	$1,558	$317
Drilling	2,470	305	2,421	300
Production	3,153	288	3,077	235
Cameron	1,363	173	1,328	165
Eliminations & other	(96)	(30)	(115)	(49)
		1,096		968
Corporate & other (1)		(231)		(238)
Interest income (2)		7		9
Interest expense (3)		(151)		(146)
Charges and credits (4)		(12,692)		-
	$8,541	$(11,971)	$8,269	$593

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in Q3 2019; $2 million in Q2 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($9 million in Q3 2019; $10 million in Q2 2019).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Third-quarter revenue of $8.5 billion increased 3% sequentially with North America revenue of $2.8 billion increasing 2%, while international revenue of $5.6 billion increased 3%.

International revenue increased 3% sequentially, led by Europe/CIS/Africa where revenue increased 9% sequentially driven by the peak summer activity campaigns in the Northern Hemisphere as well as the start of new projects in Africa. Sequential international revenue growth was also driven by double-digit growth in Asia. Latin America revenue decreased 9% sequentially on lower activity in Argentina and Mexico.  International activity in the fourth quarter will be affected by the usual winter slowdown, particularly in the Northern Hemisphere.

North America revenue improved 2% sequentially, driven by WesternGeco® multiclient seismic license sales.  Land revenue was slightly higher as a modest increase in OneStim® activity was off-set by softer pricing while land drilling revenue was essentially flat despite the lower rig count. As Schlumberger exited the third quarter, OneStim activity decelerated as frac programs were either deferred or cancelled due to customer budget and cash flow constraints.

The third quarter’s results reflected a macro environment of slowing production growth rate in North American land as operators maintained capital discipline and reduced drilling and frac activity. Year-to-date high single-digit international revenue growth continues to be underpinned by international investment levels. Market uncertainty, however, is weighing on future oil demand outlook in a climate where trade concerns are seen as challenging global economic growth.

Reservoir Characterization

Reservoir Characterization revenue of $1.7 billion increased 6% sequentially due to peak summer activity campaigns. Growth was led by Wireline international activity, increased Integrated Service Management (ISM) project activity in India and higher WesternGeco multiclient seismic license sales in North America.

Reservoir Characterization pretax operating margin of 22% was 149 basis points (bps) higher sequentially due to the peak summer campaign for Wireline and stronger WesternGeco multiclient seismic license sales.

Drilling

Drilling revenue of $2.5 billion increased 2% sequentially led by stronger international activity in Russia from the peak summer drilling campaign that mainly benefited Drilling & Measurements. Higher drilling activity in China and Australia also contributed to the sequential growth.

Drilling pretax operating margin of 12% was essentially flat sequentially.

Production

Production revenue of $3.2 billion increased 2% sequentially, primarily driven by higher international activity for Completions in the Far East, Asia & Australia, Russia & Central Asia, and Sub-Sahara Africa GeoMarkets.

Recent production shut-ins in Ecuador due to the ongoing civil unrest may potentially impact fourth quarter revenue.

Production pretax operating margin of 9% expanded 148 bps sequentially largely due to improved international margins from higher activity. Additionally, the reduction in depreciation and amortization expense as a result of the third quarter 2019 impairment charges (see Note 2 - Charges & Credits) accounted for just under half of the sequential margin improvement.

Cameron

Cameron revenue of $1.4 billion increased 3% sequentially driven by higher international revenue for Surface Systems, OneSubsea, and Drilling Systems.

Cameron pretax operating margin of 13% was essentially flat sequentially.

Third Quarter 2019 Compared to Third Quarter 2018

		(Stated in millions)

	Third Quarter 2019		Third Quarter 2018
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,651	$360	$1,587	$361
Drilling	2,470	305	2,429	339
Production	3,153	288	3,249	320
Cameron	1,363	173	1,386	160
Eliminations & other	(96)	(30)	(147)	(28)
		1,096		1,152
Corporate & other (1)		(231)		(234)
Interest income (2)		7		8
Interest expense (3)		(151)		(139)
Charges and credits (4)		(12,692)		-
	$8,541	$(11,971)	$8,504	$787

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2019; $2 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($9 million in 2019; $8 million in 2018).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Third-quarter 2019 revenue of $8.5 billion was essentially flat year-on-year as North America revenue declined 11% while international revenue increased 8%. The international results were underpinned by increased investment levels. In contrast, the North America results reflect a slowing production growth rate on land as operators maintained capital discipline and reduced drilling and frac activity.

Reservoir Characterization

Third-quarter 2019 revenue of $1.7 billion was 4% higher year-on-year. Revenue in Wireline, Testing, and ISM drove the increase as a result of higher international activity.

Year-on-year, pretax operating margin decreased 90 bps to 22%.

Drilling

Third-quarter 2019 revenue of $2.5 billion increased 2% year-on-year primarily due to higher demand for drilling services, largely in the international markets.

Year-on-year, pretax operating margin decreased 161 bps to 12% despite higher revenue as margins were affected by competitive pricing and higher costs associated with a number of integrated contracts internationally.

Production

Third-quarter 2019 revenue of $3.2 billion decreased 3% year-on-year with most of the revenue decrease attributable to lower OneStim activity in North America as customers reduced spending due to higher cost of capital, lower borrowing capacity and expectation of better returns from their shareholders.

Year-on-year, pretax operating margin decreased 72 bps to 9% primarily due to reduced profitability in OneStim in North America.

Cameron

Third-quarter 2019 revenue of $1.4 billion decreased 2% year-on-year due to lower revenue for OneSubsea and Valves & Process Systems.

Year-on-year, pretax operating margin increased 117 bps to 13% due to improved profitability in OneSubsea.

Nine Months 2019 Compared to Nine Months 2018

		(Stated in millions)

	Nine Months 2019		Nine Months 2018
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$4,669	$959	$4,602	$987
Drilling	7,279	913	6,789	921
Production	9,120	740	9,458	853
Cameron	3,949	486	4,175	522
Eliminations & other	(328)	(126)	(388)	(63)
		2,972		3,220
Corporate & other (1)		(742)		(699)
Interest income (2)		25		44
Interest expense (3)		(433)		(405)
Charges and credits (4)		(12,692)		(184)
	$24,689	$(10,870)	$24,636	$1,976

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($6 million in 2019; $7 million in 2018).
(3)	Interest expense excludes amounts which are included in the segments’ income ($29 million in both 2019 and 2018).

(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2019 revenue of $24.7 billion was essentially flat year-on-year with North America revenue decreasing 8% and international revenue increasing 6%. The international results were underpinned by increased investment levels. In contrast, the North America results reflect a slowing production growth rate on land as operators maintained capital discipline and reduced drilling and frac activity.

Reservoir Characterization

Nine-month 2019 revenue of $4.7 billion increased 1% year-on-year primarily driven by increased international activity.

Year-on-year, pretax operating margin decreased 91 bps to 20%.

Drilling

Nine-month 2019 revenue of $7.3 billion increased 7% year-on-year primarily due to higher demand for drilling services, largely in the international markets that benefited Drilling & Measurements, M-I SWACO, and Integrated Drilling Services (IDS).

Year-on-year, pretax operating margin decreased 103 bps to 12% despite higher revenue as margins were affected by competitive pricing and higher costs associated with a number of integrated contracts internationally.

Production

Nine-month 2019 revenue of $9.1 billion decreased 4% year-on-year with most of the revenue decline attributable to lower OneStim activity in North America as customers reduced spending due to higher cost of capital lower, borrowing capacity and expectation of better returns from their shareholders.

Year-on-year, pretax operating margin decreased 90 bps to 8% primarily due to reduced profitability in OneStim in North America.

Cameron

Nine-month 2019 revenue of $3.9 billion decreased 5% year-on-year due to lower revenue for OneSubsea and Valves & Process Systems.

Year-on-year, pretax operating margin decreased 19 bps to 12%.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter		Nine Months
	2019	2018	2019	2018
Equity in net earnings of affiliated companies	$13	$26	$30	$67
Interest income	8	10	31	51
	$21	$36	$61	$118

The decreases in earnings from equity method investments primarily relates to lower income associated with Schlumberger's equity investments in rig- and seismic-related businesses.

Interest income for the first nine months of 2019 declined $20 million to $31 million as compared to the same period of 2018 as a result of lower short-term investment balances.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2019 and 2018 were as follows:

	Third Quarter		Nine Months
	2019	2018	2019	2018
Research & engineering	2.1%	2.1%	2.1%	2.1%
General & administrative	1.4%	1.2%	1.4%	1.3%

The effective tax rate for the third quarter of 2019 was 5%, as compared to 16% for the same period of 2018.  The lower effective tax rate was almost entirely due to the charges described in Note 2 to the Consolidated Financial Statements, which were primarily related to non-deductible goodwill.

The effective tax rate for the first nine months of 2019 was 4%, as compared to 18% for the same period of 2018. The charges described in Note 2 to the Consolidated Financial Statements reduced the effective tax rate for the first nine months of 2019 by 12 percentage points, as the majority of the charges related to non-deductible goodwill.

Charges and Credits

2019

Schlumberger recorded the following charges in connection with the preparation of its third quarter 2019 financial statements, which are fully described in Note 2 to the Consolidated Financial Statements, all of which are classified in Impairment & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$8,828	$(43)	$8,785
Intangible assets	1,085	(248)	837
North America pressure pumping	1,575	(344)	1,231
Other North America-related	310	(53)	257
Argentina	127	-	127
Equity-method investments	231	(12)	219
Schlumberger Production Management	294	-	294
Other	242	(13)	229
	$12,692	$(713)	$11,979

As these impairment charges were effective as of August 31, 2019, the third quarter 2019 results include a one month reduction in depreciation and amortization expense of $27 million.  Approximately $21 million of this amount relates to the Production segment.  The remaining $6 million is reflected in the “Corporate & other” line item.

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

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2019	2018	2018
Cash	$1,183	$1,493	$1,433
Short-term investments	1,109	1,361	1,344
Short-term borrowings and current portion of long-term debt	(340)	(3,215)	(1,407)
Long-term debt	(16,333)	(14,159)	(14,644)
Net debt (1)	$(14,381)	$(14,520)	$(13,274)

Changes in Liquidity:	Nine Months Ended Sept. 30,
	2019	2018
Net income (loss)	$(10,450)	$1,628
Impairment and other charges	12,692	184
Depreciation and amortization (2)	2,741	2,637
Earnings of equity method investments, less dividends received	2	(41)
Deferred taxes	(833)	(67)
Stock-based compensation expense	329	259
Increase in working capital (3)	(1,340)	(1,147)
Other	38	(71)
Cash flow from operations	3,179	3,382
Capital expenditures	(1,230)	(1,539)
SPM investments	(526)	(719)
Multiclient seismic data costs capitalized	(181)	(63)
Free cash flow (4)	1,242	1,061
Dividends paid	(2,077)	(2,077)
Proceeds from employee stock plans	196	227
Proceeds from exercise of stock options	23	29
Stock repurchase program	(278)	(300)
Business acquisitions and investments, net of cash acquired plus debt assumed	(21)	(290)
Other	(192)	(60)
Increase in net debt	(1,107)	(1,410)
Net debt, beginning of period	(13,274)	(13,110)
Net debt, end of period	$(14,381)	$(14,520)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and SPM investments.
(3)	Includes severance payments of approximately $104 million and $265 million during the nine months ended September 30, 2019 and 2018, respectively.
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

Key liquidity events during the first nine months of 2019 and 2018 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of September 30, 2019.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2019	$278	7.0	$39.92
Nine months ended September 30, 2018	$300	4.4	$67.67

•

Capital expenditures were $1.2 billion during the first nine months of 2019 compared to $1.5 billion during the first nine months of 2018.  Capital expenditures for full-year 2019 are expected to be approximately $1.6 billion to $1.7 billion as compared to $2.2 billion in 2018.

•	During the third quarter of 2019, Schlumberger issued €500 million of 0.00% Notes due 2024, €500 million of 0.25% Notes due 2027 and €500 million of 0.50% Notes due 2031.

•	In September 2019, Schlumberger repurchased $783 million of its 3.00% Senior Notes due 2020 and $321 million of its 3.625% Senior Notes due 2022.

•

In April 2019, Schlumberger completed a debt exchange offer, pursuant to which it issued $1.500 billion in principal of 3.90% Senior Notes due 2028 in exchange for $401 million of 3.00% Senior Notes due 2020, $234 million of 3.63% Senior Notes due 2022 and $817 million of 4.00% Senior Notes due 2025.

•	During the first quarter of 2019, Schlumberger issued $750 million of 3.75% Senior Notes due 2024 and $850 million of 4.30% Senior Notes due 2029.

In October 2019, Schlumberger and Rockwell Automation closed their previously announced joint venture, Sensia.  Rockwell Automation owns 53% of the joint venture and Schlumberger owns 47%.  At closing, Rockwell Automation made a $250 million cash payment to Schlumberger.

Schlumberger generates revenue in more than 120 countries.   As of September 30, 2019, five of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only the United States accounted for greater than 10% of such receivables.

As of September 30, 2019, Schlumberger had $2.3 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.5 billion that support commercial paper programs, of which $4.1 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at September 30, 2019 were $2.4 billion.

FORWARD-LOOKING STATEMENTS

This third-quarter 2019 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; our expectations regarding the amount of cash expenditures estimated to be incurred as a result of the impairment charges described in Note 2 to the Consolidated Financial Statements; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; our effective tax rate; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in this third-quarter 2019 Form 10-Q and our most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the Securities and Exchange Commission. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of September 30, 2019, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program.

Schlumberger’s common stock repurchase activity for the three months ended September 30, 2019 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
July 2019	846.7	$39.69	846.7	$9,044,087
August 2019	999.7	$34.46	999.7	$9,009,642
September 2019	317.6	$35.35	317.6	$8,998,416
	2,164.0	$36.64	2,164.0

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

Schlumberger’s residual transactions or dealings with the government of Iran during the third quarter of 2019 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

* Exhibit 10.1—Employment, Non-Competition and Non-Solicitation Agreement effective as of August 1, 2019, by and between Schlumberger Limited and Paal Kibsgaard (+)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101.INS—Inline XBRL Instance Document

* Exhibit 101.SCH—Inline XBRL Taxonomy Extension Schema Document

* Exhibit 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Exhibit 101.DEF—Inline XBRL Taxonomy Extension Definition Linkbase Document

* Exhibit 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document

* Exhibit 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104—Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
+ Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	October 23, 2019	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory