Form 10-K
period 2019-12-31
SCHLUMBERGER LIMITED/NV
filed 2020-01-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $54.89 billion.

As of December 31, 2019, the number of shares of common stock outstanding was 1,384,515,345.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, Schlumberger’s definitive proxy statement for its 2020 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2019 (the “2020 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries.

Founded in 1926, Schlumberger is the world’s leading provider of technology for reservoir characterization, drilling, production and processing to the oil and gas industry.  Having invented wireline logging as a technique for obtaining downhole data in oil and gas wells, today Schlumberger supplies the industry’s most comprehensive range of products and services, from exploration through production, and integrated pore-to-pipeline solutions that optimize hydrocarbon recovery to deliver reservoir performance sustainably.  As of December 31, 2019, the Company employed approximately 105,000 people representing over 170 nationalities. Schlumberger, which generates revenue in more than 120 countries, has executive offices in Paris, Houston, London and The Hague.

Schlumberger operates in each of the major oilfield service markets through four segments: Reservoir Characterization, Drilling, Production and Cameron.  Each segment consists of a number of technology-based service and product lines, or Technologies.  These Technologies cover the entire life cycle of the reservoir and correspond to a number of markets in which Schlumberger holds leading positions. The role of the Technologies is to support Schlumberger in providing the best possible service to customers and to ensure that Schlumberger remains at the forefront of technology development and services integration.  The Technologies are collectively responsible for driving performance throughout their businesses; overseeing operational processes, resource allocation and personnel; and delivering superior financial results.

The segments are as follows:

Reservoir Characterization – Consists of the principal Technologies involved in finding and defining hydrocarbon resources.  These include WesternGeco®, Wireline, Testing Services, Software Integrated Solutions (“SIS”), OneSurface® and Integrated Services Management (“ISM”).

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

•	OneSurface provides a unique, reservoir driven, fit for purpose integrated production system for accelerating first oil and gas production and maximizing project economics.

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

•

Bits & Drilling Tools designs, manufactures and markets roller cone and fixed cutter drill bits for all environments. The drill bits include designs for premium market segments where faster penetration rates and increased footage provide significant economic benefits in lowering overall well costs.  Drilling Tools includes a wide variety of bottom-hole-assembly and borehole-enlargement technologies for oil and gas drilling operations.

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

•

Land Rigs provides land drilling rigs and related support services.  The land drilling system of the future represents an integrated drilling platform bringing together digitally enabled surface and downhole hardware combined with a common optimization software to create a step-change in operational efficiency.

•

Integrated Drilling Services supplies all of the services necessary to construct or change the architecture (re-entry) of wells. IDS covers all aspects of well planning, well drilling, engineering, supervision, logistics, procurement and contracting of third parties, and drilling rig management.

Production – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs and includes Well Services, OneStim®, Completions, Artificial Lift, and Asset Performance Solutions (“APS”).

•

Well Services provides services used during oil and gas well drilling and completion as well as those used to maintain optimal production throughout the life of a well. Such services include pressure pumping, well cementing and stimulation, and coiled tubing equipment for downhole mechanical well intervention, reservoir monitoring and downhole data acquisition.

•

OneStim provides a low cost-to-serve and highly competitive service delivery platform in North America’s unconventional plays. The services include hydraulic fracturing, multistage completions, perforating, and a vertically integrated product and logistics organization.

•	Completions supplies well completion services and equipment that include packers, safety valves and sand control technology as well as a range of intelligent well completions technology and equipment.

•

Artificial Lift provides production equipment and optimization services using electrical submersible pumps, gas lift equipment, rod lift systems, progressing cavity pumps and surface horizontal pumping systems.

•

Asset Performance Solutions (formerly Schlumberger Production Management) is a business model for field production projects. This model combines the required services and products of the Technologies with drilling rig management, specialized engineering and project management expertise to provide a complete solution to well construction and production improvement.

APS creates alignment between Schlumberger and the asset holder and/or the operator whereby Schlumberger receives remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of customer assets under long-term agreements.    Schlumberger invests its own services and products, and historically, cash in certain cases, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products.  Instead, Schlumberger is generally compensated based upon cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based upon incremental production that it helps deliver above a mutually agreed baseline.  APS represented less than 5% of Schlumberger’s consolidated revenue during each of 2019, 2018 and 2017.

Cameron – Consists of the principal Technologies involved in pressure and flow control for drilling and intervention rigs, oil and gas wells and production facilities, and includes OneSubsea®, Surface Systems, Drilling Systems, and Valves & Process Systems.

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

•

Drilling Systems provides drilling equipment and services to shipyards, drilling contractors, exploration and production companies and rental tool companies.  The products fall into two broad categories: pressure control equipment and rotary drilling equipment.  These products are designed for either onshore or offshore applications and include drilling equipment packages, blowout preventers (“BOPs”), BOP control systems, connectors, riser systems, valves and choke manifold systems, top drives, mud pumps, pipe handling equipment, rig designs and rig kits.

•

Valves & Process Systems serves portions of the upstream, midstream and downstream markets and provides valve products that are primarily used to control and direct the flow of oil and gas as they are moved from wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing.  Valves & Process Systems also provides efficient monetization of subsurface assets using standard and custom-designed onshore, offshore and downstream processing and treatment systems.

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

Schlumberger primarily uses its own personnel to market its offerings.  The customer base, business risks and opportunities for growth are essentially uniform across all services and products.  Manufacturing and engineering facilities as well as research centers are shared, and the labor force, within certain limitations, is interchangeable.  Technological innovation, quality of service and price differentiation are the principal methods of competition, which vary geographically with respect to the different services and products offered.  While Schlumberger has numerous competitors, both large and small, Schlumberger believes it is an industry leader in providing wireline logging, well production testing, exploration and production software, rig equipment, surface equipment, artificial lift, hydraulic fracturing, cementing, coiled-tubing services, drilling and completion fluids, solids control and waste management, drilling pressure control, drill bits, measurement-while-drilling, logging-while-drilling, directional-drilling services, and surface data (mud) logging.

* Mark of Schlumberger

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

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of oilfield services. For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions that can temporarily reduce levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns for multiclient data, software and other oilfield services and products may result in higher activity in the fourth quarter of each year as clients seek to fully utilize their annual budgets.  Conversely, customer budget constraints may lead to lower demand for our services and products in the fourth quarter of each year.

Customers and Backlog of Orders

For the year ended December 31, 2019, no single customer exceeded 10% of consolidated revenue. Other than the OneSubsea, Drilling Systems and WesternGeco businesses, Schlumberger has no significant backlog due to the nature of its businesses.  The combined backlog of these businesses was $3.0 billion at December 31, 2019 (of which approximately 50% is expected to be recognized as revenue during 2020) and $2.7 billion at December 31, 2018.

Information About Our Executive Officers

The following table sets forth, as of January 21, 2020, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience

Olivier Le Peuch	56

Chief Executive Officer and Director, since August 2019; Chief Operating Officer, February 2019 to July 2019; Executive Vice President, Reservoir and Infrastructure, May 2018 to February 2019; President, Cameron Group, February 2017 to May 2018; and President, Completions, October 2014 to January 2017.

Simon Ayat	65	Executive Vice President and Chief Financial Officer, since March 2007.

Alexander C. Juden	59	Secretary and General Counsel, since April 2009.

Khaled Al Mogharbel	49

Executive Vice President, Operations, since April 2019; Executive Vice President, Eastern Hemisphere, February 2019 to March 2019; President, Eastern Hemisphere, May 2017 to January 2019; and President, Drilling Group, July 2013 to April 2017.

Ashok Belani	61	Executive Vice President, Technology, since January 2011.

Hinda Gharbi	49

Executive Vice President, Reservoir and Infrastructure, since February 2019; Vice President, Human Resources, May 2018 to January 2019; President, Reservoir Characterization Group, June 2017 to May 2018; and President, Wireline, June 2013 to May 2017.

Abdellah Merad	46

Executive Vice President, Performance Management, since May 2019; President NAL Production Group, May 2018 to April 2019, President, Production Group, October 2017 to May 2018; Vice President, Controller, Operations, December 2016 to September 2017; and Vice President, Global Shared Services Organization, November 2013 to December 2016.

Jean-Francois Poupeau	58	Executive Vice President, Corporate Engagement, since May 2017; and Executive Vice President, Corporate Development and Communications, June 2012 to April 2017.

Patrick Schorn	51

Executive Vice President, Wells, since May 2018; Executive Vice President, New Ventures, May 2017 to May 2018; President, Operations, August 2015 to May 2017; and President, Operations & Integration, July 2013 to July 2015.

Donald Ross	50

President, North America Land, since September 2019; President, NAL Production, May 2019 to September 2019; GeoMarket Manager, North America Offshore, August 2016 to May 2019; and Human Resources Manager, Reservoir Characterization Group, July 2013 to July 2016.

Rajeev Sonthalia	51

President, Integrated Performance Management, since October 2019; Vice President, Marketing, Wells, May 2018 to September 2019; Vice President, Eastern Hemisphere, Reservoir Characterization Group, October 2017 to April 2018; President, Integrated Drilling Services, July 2015 to September 2017; President, Integrated Project Management and Schlumberger Production Management, July 2014 to June 2015.

Stephane Biguet	51	Vice President, Finance, since December 2017; Vice President and Treasurer, December 2016 to November 2017; Vice President, Controller, Operations, November 2013 to December 2016.

Pierre Chereque	65	Vice President and Director of Taxes, since June 2017; and Director of Taxes, Operations, July 2004 to May 2017.

Simon Farrant	55	Vice President, Investor Relations, since February 2014.

Kevin Fyfe	46	Vice President and Controller, since October 2017; Controller, Cameron Group, April 2016 to October 2017; and Vice President, Finance, OneSubsea, July 2013 to March 2016.

Howard Guild	48	Chief Accounting Officer, since July 2005.

Claudia Jaramillo	47	Vice President and Treasurer, since December 2017; ERM and Treasury Projects Manager, July 2017 to November 2017; and Controller, North America Area, July 2014 to July 2017.

Vijay Kasibhatla	56	Director, Mergers and Acquisitions, since January 2013.

Saul R. Laureles	54	Director, Corporate Legal Affairs, since July 2014; and Assistant Secretary, since April 2007.

Gavin Rennick	45

Vice President, Human Resources, since February 2019; President, Software Integrated Solutions, January 2017 to February 2019; M&A/Integration Manager, Cameron International, September 2015 to January 2017; and Vice President, Drilling Products and Bottom-Hole-Assembly Integration, January 2014 to August 2015.

Available Information

The Schlumberger website is www.slb.com. Schlumberger uses its Investor Relations website, www.slb.com/ir, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. Schlumberger makes available free of charge through its Investor Relations website at www.slb.com/ir, access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.  Copies are also available, without charge, from Schlumberger Investor Relations, 5599 San Felipe, 17th Floor, Houston, Texas 77056.  Unless expressly noted, the information on our website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing Schlumberger makes with the SEC.

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

We urge you to consider carefully the risks described below, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, reputation, financial condition, results of operations, cash flows and prospects.

Demand for our products and services is substantially dependent on the levels of expenditures by our customers.  The recent oil and gas industry downturn has (and current market conditions have) resulted in reduced demand for oilfield services and lower expenditures by our customers, which have had, and may in the future have, a material adverse impact on our financial condition, results of operations and cash flows.

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

Declines, as well as anticipated declines, in oil and gas prices have in the past resulted in, and may in the future result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us.  These effects have had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.

Historically, oil and natural gas prices have experienced significant volatility and can be affected by a variety of factors, including:

•	demand for hydrocarbons, which is affected by general economic and business conditions, as well as increased demand for (and availability of) alternative fuels and electric vehicles;
•

the ability or willingness of the Organization of Petroleum Exporting Countries and 10 other oil producing countries, including Russia, Mexico and Kazakhstan (“OPEC+”) to set and maintain production levels for oil;

•	oil and gas production levels by non-OPEC+ countries;
•	the level of excess production capacity;

•	political and economic uncertainty and geopolitical unrest;
•	the level of worldwide oil and gas exploration and production activity;
•	access to potential resources;
•	governmental policies and subsidies;
•	the costs of exploring for, producing and delivering oil and gas;
•	government initiatives to promote the use of renewable energy sources and public sentiment regarding alternatives to oil and gas;
•	technological advances affecting energy consumption; and
•	weather conditions.

There can be no assurance that the demand or pricing for oil and natural gas or for our products and services will follow historic patterns or recover meaningfully in the near term.  The oil and gas industry has historically experienced downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices that we are able to charge.  Sustained market uncertainty can also result in lower demand and pricing for our products and services.  A future downturn or sustained market uncertainty could again result in a reduction in demand for oilfield services and could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the over 120 countries in which we operate.

Our non-United States operations accounted for approximately 72% of our consolidated revenue in 2019, 68% in 2018 and 74% in 2017.  In addition to the risks addressed elsewhere in this section, our operations in countries other than the United States are subject to various risks, including:

•	volatility in political, social and economic conditions;
•	exposure to expropriation of our assets or other governmental actions;
•	social unrest, acts of terrorism, war or other armed conflict;
•	confiscatory taxation or other adverse tax policies;
•	deprivation of contract rights;
•	trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;
•	exposure under the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or similar anti-bribery and anti-corruption legislation;
•	theft of proprietary technology and other intellectual property;
•	restrictions on the repatriation of income or capital;
•	currency exchange controls;
•	inflation; and
•	currency exchange rate fluctuations and devaluations.

Our failure to comply with complex US and foreign laws and regulations could have a material adverse effect on our operations or financial condition.

We are subject to complex US and foreign laws and regulations, such as the FCPA, the U.K. Bribery Act and various other anti-bribery and anti-corruption laws.  We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons.  Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.  The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations.  Any determination that we have violated or are responsible for violations of anti-bribery, trade control, trade sanctions or anti-corruption laws could have a material adverse effect on our financial condition.  Violations of international and US laws and regulations or the loss of any required licenses may result in fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on our reputation and our business, operating results and financial condition.

Demand for our products and services could be reduced by existing and future legislation, regulations and public sentiment.

Environmental advocacy groups and regulatory agencies in the European Union, the United States and other regions or countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change.  Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as government initiatives to conserve energy or promote the use of alternative energy sources, may significantly curtail demand for and production of fossil fuels such as oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services.  This may, in turn, adversely affect our financial condition, results of operations and cash flows.

New or additional legal or regulatory requirements regarding climate change could adversely affect our business, reputation or demand for our stock.  There is also increased focus, including by governmental and non-governmental organizations, investors and other stakeholders, on these and other sustainability matters.  Additionally, some international, national, state and local governments and agencies have adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing. Future hydraulic fracturing-related legislation or regulations could limit or ban hydraulic fracturing, or lead to operational delays and increased costs, and therefore reduce demand for our pressure pumping services.  Enactment of additional international, national, state or local legislation or regulations can adversely affect our financial condition, results of operations and cash flows and could be material.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials, radioactive materials, chemicals and explosives and to environmental protection, including laws and regulations governing air emissions, hydraulic fracturing, water discharges and waste management. We incur, and expect to continue to incur, significant capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render us liable for damages without regard to our degree of care or fault. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others.

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

We could be subject to substantial liability claims, including catastrophic well incidents, which could adversely affect our reputation, financial condition, results of operations and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks. Our operations involve production-related activities, radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. Accidents involving these services or equipment, or a failure of a product, could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations, which could materially adversely affect us.  Any catastrophic well incidents, including blowouts at a well site, may expose us to additional liabilities, which could be material.  Generally, we rely on contractual indemnities, releases, and limitations on liability with our customers and insurance to protect us from potential liability related to such events.  However, our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

If we are unable to maintain technology leadership, this could adversely affect any competitive advantage we hold.

The oilfield service industry is highly competitive.  Our ability to continually provide competitive technology and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share, and negotiate acceptable contract terms with our customers.  Failure to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in the various markets we serve, could adversely affect our financial condition, results of operations and cash flows.

Limitations on our ability to protect our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending, or are trade secrets. Our business may be adversely affected when our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied or our trade secrets are not adequately protected. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, which could adversely affect our financial condition, results of operations and cash flows.

Third parties may claim that we have infringed upon their intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services and products may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs, and may distract management from running our business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.  Additionally, developing non-infringing technologies would increase our costs.

Failure to obtain and retain skilled technical personnel could impede our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases and technology evolves. In periods of high utilization, it is often more difficult to find and retain qualified individuals. This could increase our costs or have other adverse effects on our operations.

Severe weather may adversely affect our operations.

Our business has been, and in the future will be affected by severe weather in areas where we operate, which could materially impact our operations and financial results  This may entail the evacuation of personnel and stoppage of services. In addition, particularly severe weather affects platforms or structures, which may result in a suspension of activities. Any of these events could adversely affect our financial condition, results of operations and cash flows.

Cyberattacks could have a material adverse impact on our business and results of operation.

We rely heavily on information systems to conduct our business, including systems operated by or under the control of third parties.  Although we devote significant resources to protect our systems and proprietary data, we have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur.  Breaches or circumvention of our systems, or the systems of third parties, including by ransomware or other attacks,  result in disruptions to our business operations; unauthorized access to (or the loss of Company access to) competitively sensitive, confidential or other critical data or systems; loss of customers; financial losses; regulatory fines; and misuse or corruption of critical data and proprietary information, any of which could be material.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Schlumberger owns or leases numerous manufacturing facilities, administrative offices, service centers, research centers, data processing centers, mines, and other facilities throughout the world, none of which are individually material.

Item 3. Legal Proceedings.

The information with respect to this Item 3. Legal Proceedings is set forth in Note 15 of the Consolidated Financial Statements.

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

PART II

Item 5.  Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2019, there were 25,464 stockholders of record. The principal United States market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on Schlumberger common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2014 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

Schlumberger Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Share Repurchases

On January 21, 2016, the Schlumberger Board of Directors approved a $10 billion share repurchase program for Schlumberger common stock.

Schlumberger’s common stock repurchase program activity for the three months ended December 31, 2019 was as follows:

	(Stated in thousands, except per share amounts)

	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Program
October 2019	-	$-	-	$8,998,416
November 2019	-	$-	-	$8,998,416
December 2019	-	$-	-	$8,998,416
	-	$-	-

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

	(Stated in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenue	$32,917	$32,815	$30,440	$27,810	$35,475
Income (loss) from continuing operations	$(10,137)	$2,138	$(1,505)	$(1,687)	$2,072
Diluted earnings (loss) per share from continuing operations	$(7.32)	$1.53	$(1.08)	$(1.24)	$1.63
Cash	$1,137	$1,433	$1,799	$2,929	$2,793
Short-term investments	$1,030	$1,344	$3,290	$6,328	$10,241
Working capital	$2,432	$2,245	$3,215	$8,868	$12,791
Fixed income investments, held to maturity	$-	$-	$-	$238	$418
Total assets	$56,312	$70,507	$71,987	$77,956	$68,005
Long-term debt	$14,770	$14,644	$14,875	$16,463	$14,442
Total debt	$15,294	$16,051	$18,199	$19,616	$18,999
Schlumberger stockholders' equity	$23,760	$36,162	$36,842	$41,078	$35,633
Cash dividends declared per share	$2.00	$2.00	$2.00	$2.00	$2.00

During 2018, Schlumberger adopted ASU No. 2016-02, Leases. Prior year amounts reflected in the table above have not been adjusted and continue to be reflected in accordance with Schlumberger’s historical accounting.  Refer to Note 14 to the Consolidated Financial Statements for further details.

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018.  Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2019 Executive Overview

Schlumberger full-year 2019 revenue of $32.9 billion was essentially flat with 2018. International revenue, however,  grew in the high single-digits as anticipated.

In the oil markets, sentiment was stable and positive for the first four months of 2019, with the Brent oil price moving from $55 per barrel at the beginning of the year to a high of $75 per barrel in late April.  OECD crude and product stocks continued to increase through much of 2019, reversing a trend that persisted throughout the first half of 2018. Internationally, activity and investment continued to strengthen, particularly offshore.

Activity in North America land was strong in the first half of 2019 but slowed in the second half of the year as a combination of  budget exhaustion and cash flow constraints impacted our customers. Although the slowing activity in the second half of the year was consistent with the trend experienced in 2018, activity dropped earlier and steeper in the second half of 2019 as compared to the previous year.

By midyear, concerns of a recession in the United States and indications of well supplied global oil markets pushed the oil price to its low point for the year. These concerns abated over the latter part of the year as oil demand indicators trended positively. Though trade conflicts persisted, they did not create a significant drag on oil markets for the balance of the year.

The attacks on Saudi Arabia oil infrastructure in September 2019 caused a price increase of only $7 per barrel, and the price of Brent crude retreated to pre-attack levels over the course of the following week, demonstrating that the markets were well supplied. In December 2019, OPEC+ agreed to further production cuts in 2020 to alleviate the projected oversupply.

Global natural gas pricing was consistent with well-supplied markets during 2019. Liquified natural gas (LNG) supply capacity increased by an estimated 10% during 2019, and consequently LNG prices in Asia and Europe were less than half the prices seen in 2018.

Domestically, US Henry Hub natural gas prices showed continued weakness during 2019 as North American gas production increased. Prices averaged $2.56 per million British thermal units (“mmbtu”) for the year, with the peak of $4.25 per mmbtu occurring in March. The price fell to its lowest point of $1.75 per mmbtu in December.

Schlumberger financial performance in 2019 was primarily driven by the international markets. Full-year 2019 international revenue of $21.8 billion increased 7% over 2018, again outpacing North America revenue and continuing a trend which began in the third quarter of 2018.  This strong international performance was the result of increased activity on the part of operators, as they continued to invest in longer-term resource development following a sustained period of underinvestment and declining production.

In contrast, after two years of strong growth, North American revenue fell sharply by 10% to $10.8 billion.  This decrease was largely driven by the land market weakness affecting the OneStim pressure pumping business, as customers reached their budget limits earlier in the year and remained highly disciplined on capital spend.

Additionally, during the fourth quarter of 2019, Schlumberger completed two major milestones: the formation of the Sensia joint venture and the divestiture of the Drilling Tools business. Together these two transactions resulted in Schlumberger receiving net cash proceeds of $586 million.

From a macro perspective, the year ended with sentiment regarding 2020 oil demand growth turning positive as uncertainty reduced following the progress made toward a US-China trade deal. The fall in the North America production growth estimate of between 400,000 to 800,000 barrels-per-day should continue to support the thesis for international investment. The recent escalation of geopolitical risk should set the floor for the oil price going forward. In the near term, Schlumberger expects the OPEC+ production cuts agreed upon in December 2019 to limit investment and activity, particularly in the Middle East and Russia, during the first half of 2020. As the year progresses, the effect of slowing North America production growth is likely to cause tightness in the market and further stimulate international operators to increase their investments in the second half of the year and beyond.

Based on these factors, the expectation is for the 2020 exploration and production capex spending growth rate in the international markets to be in the mid-single-digit range. Schlumberger therefore expects its international portfolio revenue to grow at the same pace or higher, excluding the effects of the businesses transferred to the Sensia joint venture and the businesses divested in the Drilling Tools transaction. The businesses included in these transactions accounted for approximately 2% of Schlumberger’s global revenue in 2019. International revenue growth will be more heavily weighted to the second half of the year with increasing offshore activity, improving activity mix from the early deepwater growth cycle, and increasing exploration work toward the end of the year and into 2021.

In North America, Schlumberger is continuing to scale-to-fit its organization and portfolio by repurposing or exiting underperforming business units, focusing on asset-light operations, and expanding its technology access business models. Schlumberger is cautiously optimistic that the high-grading of its portfolio will promote margin expansion and the improvement of returns in the North America land market.

Fourth Quarter 2019 Results

		(Stated in millions)

	Fourth Quarter 2019		Third Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,643	$368	$1,651	$360
Drilling	2,442	303	2,470	305
Production	2,867	253	3,153	288
Cameron	1,387	126	1,363	173
Eliminations & other	(111)	(44)	(96)	(30)
		1,006		1,096
Corporate & other (1)		(215)		(231)
Interest income (2)		8		7
Interest expense (3)		(138)		(151)
Charges & credits (4)		(209)		(12,692)
	$8,228	$452	$8,541	$(11,971)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2019: $2 million; third quarter 2019: $1 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2019: $8 million; third quarter 2019: $9 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth quarter revenue of $8.2 billion was 4% lower sequentially. International revenue of $5.7 billion grew 2% sequentially. However, North America revenue of $2.5 billion dropped 14% sequentially due to customer budget exhaustion and cash flow constraints.

Sequential international growth was led by the Middle East & Asia area, where revenue increased 5%. Latin America revenue grew 1%, while revenue in the Europe/CIS/Africa area only declined 2% given the mild winter slowdown of activity in the Northern Hemisphere.

The fourth quarter of 2019 delivered the first sequential growth in international margin in any fourth quarter since 2014. Schlumberger is therefore confident that it has turned the corner, particularly as it has experienced sequential international margin growth in each of the last three quarters. Meanwhile in North America land, margin compression from lower activity was minimized by implementing a scale-to-fit strategy, acting decisively in reducing capacity, and restructuring operations to protect margins.

Reservoir Characterization

Fourth-quarter revenue of $1.6 billion decreased 1% sequentially following the end of the summer campaigns for Wireline and Testing activity in the North Sea and Russia, where the mild winter did not significantly disrupt activity.

Reservoir Characterization pretax operating margin of 22% increased 59 basis points (“bps”) sequentially primarily driven by increased high-margin SIS digital software sales.

Drilling

Fourth-quarter revenue of $2.4 billion decreased 1% sequentially primarily due to the end of the summer drilling campaign in Russia and lower drilling activity in North America land.

Drilling pretax operating margin of 12% was flat sequentially as margin improvements from drilling projects in the Middle East were offset by the seasonally lower margins in Russia and lower drilling margins in North America land.

Production

Fourth-quarter revenue of $2.9 billion declined 9% sequentially driven by lower activity and pricing for OneStim in North America land due to expected customer budget limitations and cash flow constraints.  Schlumberger continued to right-size its hydraulic fracturing capacity by stacking more fleets in light of lower demand.

Production pretax operating margin of 9% contracted by 32 bps sequentially due to the lower OneStim activity, partially offset by strength in international margins from higher activity.

Cameron

Fourth-quarter revenue of $1.4 billion increased 2% sequentially from higher OneSubsea, Surface Systems, and Drilling Systems revenue primarily in the international markets. Valves & Process Systems was lower sequentially due to the reduced North America land activity and as a result of contributing the Valves & Process Systems measurement business to the Sensia joint venture, which closed on October 1,  2019.

Cameron pretax operating margin of 9% contracted by 359 bps sequentially, driven largely by reduced margins in the OneSubsea project portfolio.

Full-Year 2019 Results

		(Stated in millions)

	2019		2018
		Income (Loss)		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$6,312	$1,327	$6,173	$1,347
Drilling	9,721	1,216	9,250	1,239
Production	11,987	993	12,394	1,052
Cameron	5,336	613	5,520	653
Eliminations & other	(439)	(171)	(522)	(104)
		3,978		4,187
Corporate & other (1)		(957)		(937)
Interest income (2)		33		52
Interest expense (3)		(571)		(537)
Charges & credits (4)		(12,901)		(141)
	$32,917	$(10,418)	$32,815	$2,624

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2019: $8 million; 2018: $8 million).
(3)	Excludes interest expense included in the segments’ income (2019: $38 million; 2018: $38 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2019 revenue of $32.9 billion was essentially flat year-on-year with North America revenue decreasing 10% and international revenue increasing 7%. The international results were underpinned by increased investment levels. In contrast, the North America results reflect a slowing production growth rate on land as operators maintained capital discipline and reduced drilling and hydraulic fracturing activity.

Reservoir Characterization

Full-year 2019 revenue of $6.3 billion increased 2% year-on-year primarily driven by increased international activity.

Year-on-year, pretax operating margin decreased 79 bps to 21%.

Drilling

Full-year 2019 revenue of $9.7 billion increased 5% year-on-year primarily due to higher demand for drilling services, largely in the international markets that benefited Drilling & Measurements, M-I SWACO, and Integrated Drilling Services.

Year-on-year, pretax operating margin decreased 89 bps to 13% despite higher revenue as margins were affected by competitive pricing and higher costs associated with a number of integrated contracts internationally.

Production

Full-year 2019 revenue of $12.0 billion decreased 3% year-on-year with most of the revenue decline attributable to lower OneStim activity in North America as customers reduced spending due to higher cost of capital, lower borrowing capacity and expectation of better returns from their shareholders.

Year-on-year, pretax operating margin decreased 20 bps to 8% primarily due to reduced profitability in OneStim in North America.

Cameron

Full-year 2019 revenue of $5.3 billion decreased 3% year-on-year due to lower revenue for OneSubsea and Valves & Process Systems.

Year-on-year, pretax operating margin decreased 35 bps to 11%.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	2019	2018
Interest income	$41	$60
Earnings of equity method investments	45	89
	$86	$149

The decrease in interest income in 2019 compared to 2018 is primarily attributable to lower cash and short-term investment balances.

The decrease in earnings from equity income is associated with Schlumberger’s equity investments in rig-and seismic-related businesses.

Interest Expense

Interest expense of $609 million in 2019 increased $34 million compared to 2018.  This increase is primarily due to an increase in the weighted average debt balance during 2019 as compared to 2018.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2019	2018
Research & engineering	2.2%	2.1%
General & administrative	1.4%	1.4%

Income Taxes

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings.  When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate generally decreases.  Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate generally increases.

The Schlumberger effective tax rate was 3% in 2019 as compared to 17% in 2018.  The lower effective tax rate was almost entirely due to the charges and credits described in Note 3 to the Consolidated Financial Statements, which primarily related to non-deductible goodwill.

Charges and Credits

Schlumberger recorded significant charges and credits during 2019 and 2018. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2019 charges and credits, of which the $247 million gain on the formation of the Sensia joint venture is classified in Gain on formation of Sensia in the Consolidated Statement of Income (Loss), while the $13.15 billion of charges are classified in Impairments & other.

	(Stated in millions)

	Pretax	Tax	Net
Fourth quarter:
North America restructuring	$225	$51	$174
Other restructuring	104	(33)	137
Workforce reductions	68	8	60
Pension settlement accounting	37	8	29
Repurchase of bonds	22	5	17
Gain on formation of Sensia joint venture	(247)	(42)	(205)
Third quarter:
Goodwill impairment	8,828	43	8,785
Intangible assets impairment	1,085	248	837
North America pressure pumping	1,575	344	1,231
Other North America-related	310	53	257
Argentina	127	-	127
Equity-method investments	231	12	219
Asset Performance Solutions	294	-	294
Other	242	13	229
	$12,901	$710	$12,191

A significant portion of the third-quarter impairment charges were recorded effective August 31, 2019.  Accordingly, the 2019 results reflect a $108 million reduction in depreciation and amortization expense for the last four months of 2019.  Approximately $84 million of this amount relates to the Production segment.  The remaining $24 million is reflected in the “Corporate & other” line item.

The following is a summary of the 2018 charges and credits, of which the $215 million gain on the sale of the marine seismic acquisition business is classified in Gain on sale of business in the Consolidated Statement of Income (Loss), while the $356 million of charges are classified in Impairments & other.

	(Stated in millions)

	Pretax	Tax	Net
Gain on sale of marine seismic acquisition business	$(215)	$(19)	$(196)
Workforce reductions	184	20	164
Asset impairments	172	16	156
	$141	$17	$124

Liquidity and Capital Resources

Schlumberger had total Cash and Short-term investments of $2.2 billion and $2.8 billion at December 31, 2019 and 2018, respectively.  Total debt was $15.3 billion and $16.1 billion at December 31, 2019 and 2018, respectively.

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Dec. 31,	Dec. 31,
Components of Liquidity:	2019	2018
Cash	$1,137	$1,433
Short-term investments	1,030	1,344
Short-term borrowings and current portion of long-term debt	(524)	(1,407)
Long-term debt	(14,770)	(14,644)
Net debt (1)	$(13,127)	$(13,274)

Changes in Liquidity:	2019	2018
Net income (loss)	$(10,107)	$2,177
Impairments and other charges	13,148	356
Gain on formation of Sensia joint venture	(247)	-
Gain on sale of WesternGeco marine seismic business	-	(215)
Depreciation and amortization (2)	3,589	3,556
Deferred taxes	(1,011)	(245)
Earnings of equity method investments, less dividends received	6	(48)
Stock-based compensation expense	405	345
Pension and other postretirement benefits funding	(25)	(83)
Increase in working capital and other (3)	(327)	(130)
Cash flow from operations	5,431	5,713
Capital expenditures	(1,724)	(2,160)
APS investments	(781)	(981)
Multiclient seismic data capitalized	(231)	(100)
Free cash flow (4)	2,695	2,472
Dividends paid	(2,769)	(2,770)
Stock repurchase program	(278)	(400)
Proceeds from employee stock plans	219	261
Proceeds from sale of WesternGeco marine seismic business, net of cash divested	-	579
Net proceeds from divestiture and formation of Sensia joint venture	586	-
Business acquisitions and investments, net of cash acquired plus debt assumed	(23)	(292)
Other	(283)	(14)
(Increase) decrease in Net Debt	147	(164)
Net Debt, Beginning of period	(13,274)	(13,110)
Net Debt, End of period	$(13,127)	$(13,274)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(3)	Includes severance payments of approximately $128 million during 2019 and $340 million during 2018.
(4)

“Free cash flow” represents cash flow from operations less capital expenditures, APS investments and multiclient seismic data costs capitalized. Management believes that free cash flow is an important liquidity measure for the Company and that it is useful to investors and management as a measure of the ability of our business to generate cash. Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to shareholders through dividend payments or share repurchases. Free cash flow does not represent the residual cash flow available for discretionary expenditures. Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as substitute for or superior to, cash flow from operations.

Key liquidity events during 2019 and 2018 included:

•	Cash flow from operations was $5.4 billion in 2019 and $5.7 billion in 2018.
•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of December 31, 2019.

The following table summarizes the activity under this share repurchase program during 2019 and 2018:

(Stated in thousands, except per share amounts)

	Total Cost	Total Number	Average Price
	of Shares	of Shares	Paid per
	Purchased	Purchased	Share
2019	$278,162	6,968.3	$39.92
2018	$399,786	6,495.1	$61.55

•	Dividends paid during each of 2019 and 2018 were $2.8 billion.
•	Capital expenditures were $1.7 billion in 2019 and $2.2 billion in 2018. Capital expenditures during 2020 are expected to be similar to that of 2019.
•

During the fourth quarter of 2019, Schlumberger repurchased the remaining $416 million of its 3.00% Senior Notes due 2020; $126 million of its 4.50% Senior Notes due 2021; $500 million of its 4.20% Senior Notes due 2021; and $106 million of its 3.60% Senior Notes due 2022.

•

During the fourth quarter of 2019, Schlumberger completed the sale of the businesses and associated assets of DRILCO, Thomas Tools and Fishing and Remedial Services and received net cash proceeds of $348 million.  These businesses represented less than 1% of Schlumberger’s consolidated 2019 revenue.

•

During the fourth quarter of 2019, Schlumberger and Rockwell Automation closed Sensia, their previously announced joint venture.  Rockwell Automation owns 53% of the joint venture and Schlumberger owns 47%.  At closing, Rockwell Automation made a $238 million cash payment, net of working capital adjustments, to Schlumberger.

•	During the third quarter of 2019, Schlumberger issued €500 million of 0.00% Notes due 2024, €500 million of 0.25% Notes due 2027 and €500 million of 0.50% Notes due 2031.
•	During the third quarter of 2019, Schlumberger repurchased $783 million of its 3.00% Senior Notes due 2020 and $321 million of its 3.625% Senior Notes due 2022.
•

During the second quarter of 2019, Schlumberger completed a debt exchange offer, pursuant to which it issued $1.500 billion in principal of 3.90% Senior Notes due 2028 in exchange for $401 million of 3.00% Senior Notes due 2020, $234 million of 3.63% Senior Notes due 2022 and $817 million of 4.00% Senior Notes due 2025.

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
•

During 2019 and 2018, Schlumberger made contributions of $25 million and $83 million, respectively, to its postretirement benefit plans. The US pension plans were 92% funded at December 31, 2019 and 88% funded at December 31, 2018 based on their projected benefit obligations.

Schlumberger’s international defined benefit pension plans were a combined 97% funded at both December 31, 2019 and December 31, 2018 based on their projected benefit obligations.

Schlumberger expects to contribute approximately $20 million to its postretirement benefit plans in 2020, subject to market and business conditions.

As of December 31, 2019, Schlumberger had $2.2 billion of cash and short-term investments on hand. Schlumberger also has separate committed credit facility agreements aggregating $6.5 billion with commercial banks, of which $4.3 billion was available and unused as of December 31, 2019.  The $6.5 billion of committed credit facility agreements support commercial paper programs. Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $2.2 billion as of December 31, 2019 and $2.4 billion as of December 31, 2018.

Summary of Contractual Obligations

	(Stated in millions)

		Payment Period
	Total	2020	2021-2022	2023-2024	After 2024
Debt (1)	$15,294	$524	$4,224	$5,149	$5,397
Interest on fixed rate debt obligations (2)	2,532	429	707	500	896
Operating leases	1,582	510	464	275	333
Purchase obligations (3)	4,501	4,371	110	17	3
	$23,909	$5,834	$5,505	$5,941	$6,629

(1)	Excludes future payments for interest.
(2)	Excludes interest on $2.4 billion of variable rate debt, which had a weighted average interest rate of 2.3% as of December 31, 2019.
(3)

Represents an estimate of contractual obligations in the ordinary course of business. Although these contractual obligations are considered enforceable and legally binding, the terms generally allow Schlumberger the option to reschedule and adjust its requirements based on business needs prior to the delivery of goods.

Refer to Note 17, Pension and Other Benefit Plans, of the Consolidated Financial Statements for details regarding Schlumberger’s pension and other postretirement benefit obligations.

As discussed in Note 13, Income Taxes, of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2019 is approximately $1.3 billion of liabilities associated with uncertain tax positions in the over 100 tax jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

As a large multinational company with a long history of operating in a cyclical industry, Schlumberger has extensive experience in working with its customers during difficult times to manage its accounts receivable.  During weak economic environments or when there is an extended period of weakness in oil and gas prices, Schlumberger typically experiences delays in the payment of its receivables.  However, except for a $469 million accounts receivable write-off during the fourth quarter of 2017 as a result of the political and economic conditions in Venezuela, Schlumberger has not had material write-offs due to uncollectible accounts receivable over the recent industry downturn.  Schlumberger generates revenue in more than 120 countries.  As of December 31, 2019, only three of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only one (the United States) accounted for greater than 10% of such receivables.

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

During 2019, Schlumberger recorded an $8.8 billion goodwill impairment charge.  Refer to Note 3 to the Consolidated Financial Statements for details regarding the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details.

Long-lived assets, including fixed assets, intangible assets and investments in APS projects, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, Schlumberger could be required to recognize impairment charges in the future.

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

Revenue Recognition for Certain Long-lived Construction-type Contracts

Schlumberger recognizes revenue for certain long-term construction-type contracts over time.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Approximately 5% of Schlumberger’s revenue in each of 2019 and 2018, respectively, was recognized under this method.

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

Multiclient Seismic Data

Schlumberger capitalizes the costs associated with obtaining multiclient seismic data.  The carrying value of the multiclient seismic data library at December 31, 2019 and 2018 was $568 million and $601 million, respectively.  Such costs are charged to Cost of services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data.  However, under no circumstances will an individual survey carry a net book value greater than a 4-year, straight-line amortized value.

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

Pension and Postretirement Benefits

Schlumberger’s pension and postretirement benefit obligations are described in detail in Note 17 to the Consolidated Financial Statements. The obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate, expected rate of return on plan assets and medical cost trend rates. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis, or upon the occurrence of significant events.

The discount rate that Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plan was 3.30% at December 31, 2019 and 4.30% at December 31, 2018.
•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 3.27% at December 31, 2019 and 4.00% at December 31, 2018.
•	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plan increased from 3.70% in 2018 to 4.30% in 2019.

•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans increased from 3.55% in 2018 to 4.00% in 2019.

The expected rate of return for Schlumberger’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the United States pension plans was 6.60% in 2019 and 7.25% in 2018. The weighted average expected rate of return on plan assets for the international pension plans was 7.22% in 2019 and 7.40% in 2018. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2019 postretirement medical expense and the postretirement medical liability at December 31, 2019 was 7.50%, graded to 4.5% over the next twelve years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States and international pension plans:

(Stated in millions)

		Effect on
	Effect on 2019	Dec. 31, 2019
Change in Assumption	Pretax Expense	Liability
25 basis point decrease in discount rate	+$35	+$567
25 basis point increase in discount rate	-$31	-$535
25 basis point decrease in expected return on plan assets	+$30	-
25 basis point increase in expected return on plan assets	-$29	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)

Effect on
	Effect on 2019	Dec. 31, 2019
Change in Assumption	Pretax Expense	Liability
25 basis point decrease in discount rate	-	+$44
25 basis point increase in discount rate	-	-$42

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger generates revenue in more than 120 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 78% of Schlumberger’s revenue in 2019 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

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

A 10% appreciation in the US dollar from the December 31, 2019 market rates would decrease the unrealized value of Schlumberger’s forward contracts by $8 million.  Conversely, a 10% depreciation in the US dollar from the December 31, 2019 market rates would increase the unrealized value of Schlumberger’s forward contracts by $9 million.  In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2019, contracts were outstanding for the US dollar equivalent of $7.7 billion in various foreign currencies, of which $3.0 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2019, Schlumberger had fixed rate debt aggregating approximately $12.9 billion and variable rate debt aggregating approximately $2.4 billion, before considering the effects of cross currency swaps.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Short-term investments, which totaled approximately $1.0 billion at December 31, 2019, are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. The average return on investments was 3.0% in 2019.

The following table reflects the carrying amounts of Schlumberger’s debt at December 31, 2019 by year of maturity:

									(Stated in millions)

	2020	2021	2022	2023	2024	2025	2026	2027	Thereafter	Total
Fixed rate debt
2.20% Senior Notes	$499									$499
3.30% Senior Notes		$1,597								1,597
4.20% Senior Notes		600								600
2.40% Senior Notes			$998							998
2.65% Senior Notes			598							598
3.63% Senior Notes			294							294
3.65% Senior Notes				$1,495						1,495
4.00% Notes				81						81
3.75% Senior Notes					$746					746
0.00% Notes					551					551
3.70% Notes					55					55
4.00% Senior Notes						$929				929
1.00% Guaranteed Notes							$665			665
0.25% Notes								$550		550
3.90% Senior Notes									$1,444	1,444
4.30% Senior Notes									845	845
0.50% Notes									544	544
7.00% Notes									208	208
5.95% Notes									114	114
5.13% Notes									99	99
Total fixed rate debt	$499	$2,197	$1,890	$1,576	$1,352	$929	$665	$550	$3,254	$12,912
Variable rate debt	25	135	-	347	1,875	-	-	-	-	2,382
Total	$524	$2,332	$1,890	$1,923	$3,227	$929	$665	$550	$3,254	$15,294

The fair market value of the outstanding fixed rate debt was approximately $13.4 billion as of December 31, 2019. The weighted average interest rate on the variable rate debt as of December 31, 2019 was 2.3%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; our effective tax rate; future global economic conditions; and future results of operations.

These statements are subject to risks and uncertainties, including, but not limited to, global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; general economic, political and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; and other risks and uncertainties detailed in this Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	(Stated in millions, except per share amounts)

Year Ended December 31,	2019	2018	2017
Revenue
Services	$24,358	$24,296	$21,927
Product sales	8,559	8,519	8,513
Total Revenue	32,917	32,815	30,440
Interest & other income	86	149	224
Gain on sale of business	-	215	-
Gain on formation of Sensia joint venture	247	-	-
Expenses
Cost of services	20,828	20,618	18,206
Cost of sales	7,892	7,860	8,337
Research & engineering	717	702	787
General & administrative	474	444	432
Impairments & other	13,148	356	3,211
Merger & integration	-	-	308
Interest	609	575	566
Income (loss) before taxes	(10,418)	2,624	(1,183)
Tax expense (benefit)	(311)	447	330
Net income (loss)	(10,107)	2,177	(1,513)
Net income (loss) attributable to noncontrolling interests	30	39	(8)
Net income (loss) attributable to Schlumberger	$(10,137)	$2,138	$(1,505)

Basic earnings (loss) per share of Schlumberger	$(7.32)	$1.54	$(1.08)

Diluted earnings (loss) per share of Schlumberger	$(7.32)	$1.53	$(1.08)

Average shares outstanding:
Basic	1,385	1,385	1,388
Assuming dilution	1,385	1,393	1,388

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Stated in millions)

Year Ended December 31,	2019	2018	2017
Net income (loss)	$(10,107)	$2,177	$(1,513)
Currency translation adjustments
Net change arising during the period	67	(191)	(3)
Marketable securities
Unrealized loss arising during the period	-	(11)	(8)
Cash flow hedges
Net gain (loss) on cash flow hedges	(32)	(16)	22
Reclassification to net income (loss) of net realized loss	10	1	-
Pension and other postretirement benefit plans
Actuarial gain (loss) arising during the period	127	(186)	134
Amortization to net income (loss) of net actuarial loss	94	187	159
Amortization to net income (loss) of net prior service (credit) cost	(11)	(5)	80
Income taxes on pension and other postretirement benefit plans	(71)	(18)	(15)
Comprehensive income (loss)	(9,923)	1,938	(1,144)
Comprehensive income (loss) attributable to noncontrolling interests	30	39	(8)
Comprehensive income (loss) attributable to Schlumberger	$(9,953)	$1,899	$(1,136)

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2019	2018
ASSETS
Current Assets
Cash	$1,137	$1,433
Short-term investments	1,030	1,344
Receivables less allowance for doubtful accounts (2019 - $255; 2018 - $249)	7,747	7,881
Inventories	4,130	4,010
Other current assets	1,486	1,063
	15,530	15,731
Investments in Affiliated Companies	1,565	1,538
Fixed Assets less accumulated depreciation	9,270	11,679
Multiclient Seismic Data	568	601
Goodwill	16,042	24,931
Intangible Assets	7,089	8,727
Other Assets	6,248	7,300
	$56,312	$70,507
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,663	10,223
Estimated liability for taxes on income	1,209	1,155
Short-term borrowings and current portion of long-term debt	524	1,407
Dividends payable	702	701
	13,098	13,486
Long-term Debt	14,770	14,644
Postretirement Benefits	967	1,153
Deferred Taxes	491	1,441
Other Liabilities	2,810	3,197
	32,136	33,921
Equity
Common stock	13,078	13,132
Treasury stock	(3,631)	(4,006)
Retained earnings	18,751	31,658
Accumulated other comprehensive loss	(4,438)	(4,622)
Schlumberger stockholders' equity	23,760	36,162
Noncontrolling interests	416	424
	24,176	36,586
	$56,312	$70,507

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(10,107)	$2,177	$(1,513)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	13,148	356	3,764
Gain on formation of Sensia joint venture	(247)	-	-
Gain on sale of WesternGeco marine seismic acquisition business	-	(215)	-
Depreciation and amortization (1)	3,589	3,556	3,837
Deferred taxes	(1,011)	(245)	(260)
Stock-based compensation expense	405	345	343
Pension and other postretirement benefits funding	(25)	(83)	(133)
Earnings of equity method investments, less dividends received	6	(48)	(56)
Change in assets and liabilities: (2)
Decrease (increase) in receivables	142	430	(124)
(Increase) decrease in inventories	(314)	(10)	108
(Increase) decrease in other current assets	(68)	121	(174)
Decrease (increase) in other assets	22	(58)	402
Decrease in accounts payable and accrued liabilities	(161)	(824)	(737)
(Decrease) increase in estimated liability for taxes on income	6	(103)	115
(Decrease) increase in other liabilities	(52)	69	(28)
Other	98	245	119
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,431	5,713	5,663
Cash flows from investing activities:
Capital expenditures	(1,724)	(2,160)	(2,107)
APS investments	(781)	(981)	(1,609)
Multiclient seismic data capitalized	(231)	(100)	(276)
Business acquisitions and investments, net of cash acquired	(23)	(292)	(847)
Net proceeds from divestiture and formation of Sensia joint venture	586	-	-
Proceeds from sale of WesternGeco marine seismic business, net of cash divested	-	579	-
Sale of investments, net	317	1,943	3,277
Other	(155)	(29)	(217)
NET CASH USED IN INVESTING ACTIVITIES	(2,011)	(1,040)	(1,779)
Cash flows from financing activities:
Dividends paid	(2,769)	(2,770)	(2,778)
Proceeds from employee stock purchase plan	196	227	212
Proceeds from exercise of stock options	23	34	85
Stock repurchase program	(278)	(400)	(969)
Proceeds from issuance of long-term debt	4,004	898	2,371
Repayment of long-term debt	(4,799)	(2,861)	(2,961)
Net decrease in short-term borrowings	(44)	(85)	(1,022)
Other	(51)	(63)	29
NET CASH USED IN FINANCING ACTIVITIES	(3,718)	(5,020)	(5,033)
Net decrease in cash before translation effect	(298)	(347)	(1,149)
Translation effect on cash	2	(19)	19
Cash, beginning of period	1,433	1,799	2,929
Cash, end of period	$1,137	$1,433	$1,799

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2017	$12,801	$(3,550)	$36,470	$(4,643)	$451	$41,529
Net loss			(1,505)		(8)	(1,513)
Currency translation adjustments				(3)		(3)
Changes in unrealized gain on marketable securities				(8)		(8)
Changes in fair value of cash flow hedges				22		22
Pension and other postretirement benefit plans				358		358
Shares sold to optionees, less shares exchanged	(10)	95				85
Vesting of restricted stock	(110)	110				-
Shares issued under employee stock purchase plan	(52)	264				212
Stock repurchase program		(969)				(969)
Stock-based compensation expense	343					343
Dividends declared ($2.00 per share)			(2,775)			(2,775)
Other	3	1			(24)	(20)
Balance, December 31, 2017	12,975	(4,049)	32,190	(4,274)	419	37,261
Net income			2,138		39	2,177
Currency translation adjustments				(191)	(5)	(196)
Changes in unrealized gain on marketable securities				(11)		(11)
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				(22)		(22)
Shares sold to optionees, less shares exchanged	(41)	75				34
Vesting of restricted stock	(72)	72				-
Shares issued under employee stock purchase plan	(67)	294				227
Stock repurchase program		(400)				(400)
Stock-based compensation expense	345					345
Dividends declared ($2.00 per share)			(2,770)			(2,770)
Stranded tax related to US pension			109	(109)		-
Other	(8)	2	(9)		(29)	(44)
Balance, December 31, 2018	13,132	(4,006)	31,658	(4,622)	424	36,586
Net loss			(10,137)		30	(10,107)
Currency translation adjustments				67	(1)	66
Changes in fair value of cash flow hedges				(22)		(22)
Pension and other postretirement benefit plans				139		139
Shares sold to optionees, less shares exchanged	(26)	49				23
Vesting of restricted stock	(155)	155				-
Shares issued under employee stock purchase plan	(249)	445				196
Stock repurchase program		(278)				(278)
Stock-based compensation expense	405					405
Dividends declared ($2.00 per share)			(2,770)			(2,770)
Other	(29)	4			(37)	(62)
Balance, December 31, 2019	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2017	1,434	(43)	1,391
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(13)	(13)
Balance, December 31, 2017	1,434	(50)	1,384
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(6)	(6)
Balance, December 31, 2018	1,434	(51)	1,383
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	6	6
Stock repurchase program	-	(7)	(7)
Balance, December 31, 2019	1,434	(49)	1,385

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, Schlumberger evaluates its estimates, including those related to collectibility of accounts receivable; revenue recognized for certain long-term construction-type contracts over time; recoverability of fixed assets, goodwill, intangible assets, Asset Performance Solutions investments and investments in affiliates; income taxes; multiclient seismic data; contingencies and actuarial assumptions for employee benefit plans.  Schlumberger bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Schlumberger adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers on January 1, 2018.  This ASU amended the existing accounting standards for revenue recognition and requires companies to recognize revenue when control of the promised goods or services is transferred to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  Under the transition method selected by Schlumberger, this ASU was applied only to those contracts which were not completed as of January 1, 2018.   Prior period amounts have not been adjusted and continue to be reflected in accordance with Schlumberger’s historical accounting.  The adoption of this ASU did not have a material impact on Schlumberger’s Consolidated Financial Statements.

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

Due to the nature of its businesses, Schlumberger does not have significant backlog.  Total backlog was $3.0 billion at December 31, 2019, of which approximately 50% is expected to be recognized as revenue during 2020.

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

Asset Performance Solutions

Asset Performance Solutions (“APS”), formerly Schlumberger Production Management, projects are focused on developing and managing production on behalf of Schlumberger’s clients under long-term agreements.  Schlumberger will invest its own services and products, and historically, cash in certain cases, into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products. Instead, Schlumberger is compensated based upon cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based upon incremental production it helps deliver above a mutually agreed baseline.  Revenue from APS arrangements, which is recognized as the related production is achieved, represented less than 5% of Schlumberger’s consolidated revenue during each of 2019, 2018 and 2017.

Schlumberger capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which Schlumberger will be compensated when the related production is achieved.  These capitalized investments are amortized to the Consolidated Statement of Income (Loss) as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.  Amortization expense relating to these capitalized investments was $731 million, $568 million and $465 million in 2019, 2018 and 2017, respectively.

The unamortized portion of Schlumberger’s investments in APS projects was $3.724 billion and $4.201 billion at December 31, 2019 and 2018, respectively.  These amounts are included within Other Assets in Schlumberger’s Consolidated Balance Sheet.

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

Schlumberger generates revenue in more than 120 countries and as such, its accounts receivable are spread over many countries and customers.  Accounts receivable in the United States represented 18% of Schlumberger’s accounts receivable balance at December 31, 2019.  No other country accounted for greater than 10% of Schlumberger’s accounts receivable balance.

Earnings per Share

The following is a reconciliation from basic to diluted earnings (loss) per share of Schlumberger for each of the last three years:

(Stated in millions, except per share amounts)

	Net Income (Loss) Attributable to Schlumberger	Average Shares Outstanding	Earnings (Loss) per Share
2019:
Basic	$(10,137)	1,385	$(7.32)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(10,137)	1,385	$(7.32)
2018:
Basic	$2,138	1,385	$1.54
Assumed exercise of stock options	-	-
Unvested restricted stock	-	8
Diluted	$2,138	1,393	$1.53
2017:
Basic	$(1,505)	1,388	$(1.08)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(1,505)	1,388	$(1.08)

The number of outstanding employee stock options to purchase shares of Schlumberger common stock and unvested restricted stock units that were not included in the computation of diluted earnings/loss per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2019	2018	2017
Employee stock options	46	40	47
Unvested restricted stock	12	-	5

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  Charges and Credits

Schlumberger recorded the following charges and credits during 2019, 2018 and 2017:

2019

Schlumberger recorded the following charges and credits during 2019, all of which are classified as Impairments & other in the Consolidated Statement of Income (Loss), except for the gain on the formation of the Sensia joint venture:

	(Stated in millions)

	Pretax	Tax	Net
Fourth quarter:
North America restructuring	$225	$51	$174
Other restructuring	104	(33)	137
Workforce reductions	68	8	60
Pension settlement accounting	37	8	29
Repurchase of bonds	22	5	17
Gain on formation of Sensia joint venture	(247)	(42)	(205)
Third quarter:
Goodwill impairment	8,828	43	8,785
Intangible assets impairment	1,085	248	837
North America pressure pumping	1,575	344	1,231
Other North America-related	310	53	257
Argentina	127	-	127
Equity-method investments	231	12	219
Asset Performance Solutions	294	-	294
Other	242	13	229
	$12,901	$710	$12,191

Fourth quarter of 2019:

•	Schlumberger recorded the following restructuring charges during the fourth quarter of 2019:
-

$225 million associated with facility closures and costs to exit certain activities in North America.  These charges included $123 million relating to fixed assets; $55 million of right-of-use assets under operating leases; and $47 million of other exit costs.

-

$104 million primarily relating to restructuring certain activities outside of North America, which included $68 million associated with assets to be divested and $36 million of facility closure costs.

-	$68 million of severance associated with streamlining its operations and exiting certain activities.

•

Certain of Schlumberger’s defined benefit pension plans offered former Schlumberger employees, who had not yet commenced receiving their pension benefits, an opportunity to receive a lump sum payout of their vested pension benefit.  Schlumberger’s pension plans paid $257 million from pension plan assets to those who accepted this offer, thereby reducing its pension benefit obligations.  These transactions had no cash impact on Schlumberger, but did result in a non-cash pension settlement charge of $37 million in the fourth quarter of 2019.  This settlement charge represented the immediate recognition of the related deferred actuarial losses in Accumulated Other Comprehensive Loss.

•	During the fourth quarter of 2019, Schlumberger repurchased certain Senior Notes (see Note 9 – Long-term debt), which resulted in a $22 million charge.

•

On October 1, 2019, Schlumberger and Rockwell completed the formation of Sensia, a joint venture that is the oil and gas industry’s first digitally enabled integrated automation solutions provider.  Rockwell Automation owns 53% of the joint venture and Schlumberger owns 47%.  In connection with this transaction, Schlumberger received a cash payment of $238 million.  Schlumberger will account for its investment under the equity method of accounting.  During the fourth quarter of 2019, Schlumberger recorded a $247 million gain as a result of the deconsolidation of certain of its businesses in connection with the formation of the joint venture.  This gain, which is equal to the sum of the $238 million of cash proceeds received and the fair value of Schlumberger’s retained noncontrolling investment in the businesses it contributed less the carrying amount of the assets and liabilities of such businesses at the time of the closing, is classified as Gain on formation of Sensia in the Consolidated Statement of Income (Loss).

Third quarter of 2019:

•

During August 2019, Schlumberger’s market capitalization deteriorated significantly compared to the end of the second quarter of 2019.  Schlumberger’s stock price reached a low not seen since 2005.  Additionally, the Philadelphia Oil Services Sector Index, which is comprised of companies in the oil services sector, reached an 18-year low.

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

•	Schlumberger also recorded the following impairment and restructuring charges during the third quarter of 2019:
-	$231 million relating to certain equity method investments that were determined to be other-than-temporarily impaired.
-	$294 million impairment relating to the carrying value of certain smaller APS projects.
-

$242 million of restructuring charges consisting of: $62 million of severance; $57 million relating to the acceleration of stock-based compensation expense associated with certain individuals; $49 million of business divestiture costs; $29 million relating to the repurchase of certain Senior Notes (see Note 9 - Long-term Debt); and $45 million of other provisions.

The fair value of certain of the assets impaired during 2019 was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgment.

During the third quarter of 2019, Schlumberger’s Board of Directors announced the appointment of a new Chief Executive Officer.  As the new Chief Executive Officer further develops and implements his strategy, it may result in additional restructuring charges in future periods.  Furthermore, Schlumberger may be required to record additional impairment charges if industry conditions deteriorate.

2018

During 2018, Schlumberger recorded the following charges and credits:

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

2017

Schlumberger recorded the following charges and credits during 2017, of which $3.211 billion were classified as Impairments & other, $245 million were classified in Cost of sales and $308 million were classified as Merger & integration in the Consolidated Statement of Income (Loss):

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
•

On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Act”).  The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of US subsidiaries.  As a result, Schlumberger recorded a net charge of $76 million during the fourth quarter of 2017.  This amount, which is included in Tax expense (benefit) in the Consolidated Statement of Income (Loss), consists of two components: (i) a $410 million charge relating to the one-time mandatory tax on previously deferred earnings of certain non-US subsidiaries that are owned either wholly or partially by a US subsidiary of Schlumberger, and (ii) a $334 million credit resulting from the remeasurement of Schlumberger’s net deferred tax liabilities in the US based on the new lower corporate income tax rate.  Although the $76 million net charge represented what Schlumberger believed was a reasonable estimate of the impact of the income tax effects of the Act on Schlumberger’s Consolidated Financial Statements

as of December 31, 2017, it was considered provisional.  During 2018, Schlumberger finalized its accounting for this matter and concluded that no material adjustments were required.  After considering the impact of foreign tax credits and tax losses, the resulting cash tax payable as a result of the one-time mandatory tax on previously deferred foreign earnings of Schlumberger’s US subsidiary was not significant.

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

•

Schlumberger recorded $308 million of charges during 2017 relating to employee benefits, facility closures and other merger and integration-related costs, primarily in connection with Schlumberger’s 2016 acquisition of Cameron International Corporation.

4.  Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2019	2018
Raw materials & field materials	$1,857	$1,803
Work in progress	515	519
Finished goods	1,758	1,688
	$4,130	$4,010

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2019	2018
Land	$483	$462
Buildings & improvements	5,156	5,534
Machinery & equipment	29,370	32,668
	35,009	38,664
Less: Accumulated depreciation	25,739	26,985
	$9,270	$11,679

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $2.0 billion, $2.1 billion and $2.3 billion in 2019, 2018 and 2017, respectively.

6.  Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

	2019	2018
Balance at beginning of year	$601	$727
Capitalized in period	231	100
Charged to expense	(264)	(226)
	$568	$601

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance, January 1, 2018	$4,848	$10,126	$4,697	$5,447	$25,118
Acquisitions	39	-	-	-	39
Business divestiture	(175)	-	-	-	(175)
Impact of changes in exchange rates	(9)	(15)	(19)	(8)	(51)
Balance, December 31, 2018	4,703	10,111	4,678	5,439	24,931
Impairment	(97)	(3,025)	(705)	(5,001)	(8,828)
Impact of changes in exchange rates and other	(46)	6	(24)	3	(61)
Balance, December 31, 2019	$4,560	$7,092	$3,949	$441	$16,042

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2019			2018
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$3,779	$868	$2,911	$4,768	$1,243	$3,525
Technology/Technical Know-How	2,498	779	1,719	3,494	1,246	2,248
Tradenames	1,885	264	1,621	2,799	628	2,171
Other	1,514	676	838	1,404	621	783
	$9,676	$2,587	$7,089	$12,465	$3,738	$8,727

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $618 million in 2019, $673 million in 2018 and $663 million in 2017.

Based on the carrying value of intangible assets at December 31, 2019, amortization expense for the subsequent five years is estimated to be as follows: 2020: $530 million, 2021: $521 million, 2022: $497 million, 2023: $476 million and 2024: $472 million.

9. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2019	2018
3.30% Senior Notes due 2021	$1,597	$1,596
3.65% Senior Notes due 2023	1,495	1,493
3.90% Senior Notes due 2028	1,444	-
2.40% Senior Notes due 2022	998	997
4.00% Senior Notes due 2025	929	1,742
4.3% Senior Notes due 2029	845	-
3.75% Senior Notes due 2024	746	-
1.00% Guaranteed Notes due 2026	665	678
4.20% Senior Notes due 2021	600	1,100
2.65% Senior Notes due 2022	598	598
0.00% Notes due 2024	551	-
0.25% Notes due 2027	550	-
0.50% Notes due 2031	544	-
3.63% Senior Notes due 2022	294	847
7.00% Notes due 2038	208	210
5.95% Notes due 2041	114	115
5.13% Notes due 2043	99	99
4.00% Notes due 2023	81	82
3.70% Notes due 2024	55	55
3.00% Senior Notes due 2020	-	1,596
2.20% Senior Notes due 2020	-	499
4.50% Notes due 2021	-	132
3.60% Notes due 2022	-	109
Commercial paper borrowings	2,222	2,433
Other	135	263
	$14,770	$14,644

During the fourth quarter of 2019, Schlumberger repurchased the remaining $416 million of its 3.00% Senior Notes due 2020; $126 million of its 4.50% Senior Notes due 2021; $500 million of its 4.20% Senior Notes due 2021; and $106 million of its 3.60% Senior Notes due 2022.     Schlumberger paid a premium of $28 million in connection with these repurchases.  This premium, net of related credits, was classified as Impairments & other in the Consolidated Statement of Income (Loss).  (See Note 3 - Charges and Credits.)

During the third quarter of 2019, Schlumberger issued €500 million of 0.00% Notes due 2024, €500 million of 0.25% Notes due 2027 and €500 million of 0.50% Notes due 2031.

During the third quarter of 2019, Schlumberger repurchased $783 million of its 3.00% Senior Notes due 2020 and $321 million of its 3.625% Senior Notes due 2022. Schlumberger paid a premium of $29 million in connection with these repurchases. This premium was classified as Impairments & other in the Consolidated Statement of Income (Loss). (See Note 3 - Charges and Credits.)

During the second quarter of 2019, Schlumberger completed a debt exchange offer, pursuant to which it issued $1.500 billion in principal of 3.90% Senior Notes due 2028 (the “New Notes”) in exchange for $401 million of 3.00% Senior Notes due 2020, $234 million of 3.63% Senior Notes due 2022 and $817 million of 4.00% Senior Notes due 2025.  In connection with the exchange of principal, Schlumberger paid a premium of $48 million, substantially all of which was in the form of New Notes.  This premium is being amortized as additional interest expense over the term of the New Notes.

During the first quarter of 2019 Schlumberger issued $750 million of 3.75% Senior Notes due 2024 and $850 million of 4.30% Senior Notes due 2029.

During the fourth quarter of 2018, Schlumberger issued €600 million of 1.00% Guaranteed Notes due 2026.

At December 31, 2019, Schlumberger had separate committed credit facility agreements aggregating $6.5 billion with commercial banks, of which $4.3 billion was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, and $1.0 billion matures in February 2020,  $2.0 billion matures in February 2023, $2.0 billion matures in February 2024  and $1.5 billion matures in July 2024  .  Interest rates and other terms of borrowing under these lines of credit vary from country to country.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.  Borrowings under the commercial paper programs at December 31, 2019 were $2.2 billion, all of which  was classified in  Long-term debt  in the Consolidated Balance Sheet.  At December 31, 2018, borrowings under the commercial paper programs were $2.4 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

The weighted average interest rate on variable rate debt as of December 31, 2019 was 2.3%.

Long-term Debt as of December 31, 2019 is due as follows:  $2.3 billion in 2021, $1.9 billion in 2022, $1.9 billion in 2023, $3.2 billion in 2024, $0.9 billion in 2025, $0.7 billion in 2026 and $3.9 billion thereafter.

The fair value of Schlumberger’s Long-term Debt at December 31, 2019 and December 31, 2018 was $15.3 billion and $14.6 billion, respectively, and was estimated based on quoted market prices.

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

At December 31, 2019, Schlumberger had fixed rate debt aggregating $12.9 billion and variable rate debt aggregating $2.4 billion.

Foreign Currency Exchange Rate Risk

As a multinational company, Schlumberger conducts its business in over 120 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 78% of Schlumberger’s revenues in 2019 were denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

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

During the third quarter of 2019, a US-dollar functional currency subsidiary of Schlumberger issued €1.5 billion of Euro-denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of €1.5 billion in order to hedge changes in the fair value of its €0.5 billion 0.00% Notes due 2024, €0.5 billion 0.25% Notes due 2027 and €0.5 billion Notes due 2031. These cross-currency swaps effectively converted the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.29%, 2.51% and 2.76%, respectively.

At December 31, 2019, Schlumberger recognized a cumulative net $34 million loss in Accumulated Other Comprehensive Loss relating to revaluation of foreign currency forward contracts designated as cash flow hedges, the majority of which is expected to be reclassified into earnings within the next 12 months.

Schlumberger is exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income (Loss), as are changes in the fair value of the hedged item.  Transaction gains of $2 million in 2019, transaction gains of $1 million in 2018 and transaction losses of $17 million in 2017 were recognized in the Consolidated Statement of Income (Loss) net of related hedging activities.

At December 31, 2019, contracts were outstanding for the US dollar equivalent of $7.7 billion in various foreign currencies, of which $3.0 billion relates to hedges of debt denominated in currencies other than the functional currency.

The fair value of outstanding derivatives was not material at December 31, 2019 and 2018.

The effect of derivative instruments designated as hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)			Consolidated Statement
	2019	2018	2017	of Income (Loss) Classification
Derivatives designated as fair value hedges:
Cross currency swap	$-	$(25)	$73	Interest expense

Derivatives designated as cash flow hedges:
Cross currency swap	$(35)	$80	$(8)	Interest expense
Foreign exchange contracts	(10)	(1)	-	Cost of services/sales
	$(45)	$79	$(8)
Derivatives not designated as hedges:
Foreign exchange contracts	$(5)	$40	$(26)	Cost of services/sales

11. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,384,515,345 and 1,382,964,324 shares were outstanding on December 31, 2019 and 2018, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Schlumberger Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2017	$(2,136)	$21	$(19)	$(2,509)	$(4,643)
Other comprehensive income (loss) before reclassifications	(3)	(8)	22	134	145
Amounts reclassified from accumulated other comprehensive loss	-	-	-	239	239
Income taxes	-	-	-	(15)	(15)
Balance, December 31, 2017	(2,139)	13	3	(2,151)	(4,274)
Reclassification to Retained Earnings of stranded tax effects resulting from US tax reform	-	-	-	(109)	(109)
Other comprehensive loss before reclassifications	(191)	(11)	(16)	(186)	(404)
Amounts reclassified from accumulated other comprehensive loss	-	-	1	182	183
Income taxes	-	-	-	(18)	(18)
Balance, December 31, 2018	(2,330)	2	(12)	(2,282)	(4,622)
Other comprehensive loss before reclassifications	67	-	(32)	127	162
Amounts reclassified from accumulated other comprehensive loss	-	-	10	83	93
Income taxes	-	-	-	(71)	(71)
Balance, December 31, 2019	$(2,263)	$2	$(34)	$(2,143)	$(4,438)

  Other comprehensive income was $184 million in 2019 and $369 million in 2017.   Other comprehensive loss was $239 million in 2018.

12. Stock-based Compensation Plans

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2019	2018	2017
Dividend yield	4.8%	2.6%	2.3%
Expected volatility	25%	26%	27%
Risk-free interest rate	2.7%	2.6%	2.4%
Expected option life in years	7.0	7.0	7.0
Weighted-average fair value per share	$6.21	$17.37	$20.85

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2019:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$41.47 - $69.98	11,307	5.6	$53.99	5,343	$65.01
$70.92 - $76.74	10,202	3.0	$72.11	9,958	$72.17
$77.10 - $83.15	7,714	6.4	$79.32	4,257	$79.62
$84.22 - $88.77	9,210	3.8	$85.88	6,885	$85.38
$91.28 - $114.83	7,836	4.4	$95.86	7,160	$96.25
	46,269	4.6	$75.65	33,603	$77.77

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2019 was 3.47 years.

The following table summarizes stock option activity during the years ended December 31, 2019, 2018 and 2017:

	(Shares stated in thousands)

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	43,529	$79.36	47,210	$79.13	46,502	$78.31
Granted	5,604	$41.50	2,121	$76.95	5,024	$86.55
Exercised	(1,045)	$38.50	(936)	$54.20	(1,156)	$57.87
Forfeited	(1,819)	$74.69	(4,866)	$84.19	(3,160)	$86.99
Outstanding at year-end	46,269	$75.65	43,529	$79.36	47,210	$79.13

Stock options outstanding and stock options exercisable as of December 31, 2019 had no intrinsic value.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $4 million, $15 million and $26 million, respectively.

Restricted Stock

Schlumberger grants performance share units to -its  executives officers.  The number of shares earned is determined at the end of each performance period  based on Schlumberger’s achievement of certain predefined targets as defined in the underlying performance share unit agreement.  In the event Schlumberger exceeds the predefined target, shares for up to the maximum of 250% of the target award may be awarded.  In the event Schlumberger falls below the predefined target, a reduced number of shares may be awarded.  If Schlumberger falls below the threshold award performance level, no shares will be awarded.  As of December 31, 2019, 3.6 million performance share units were outstanding assuming the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years.

Restricted stock awards generally do not pay dividends or have voting rights prior to vesting.  Accordingly, the fair value of a restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock transactions:

	(Shares stated in thousands)

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	6,951	$70.13	5,428	$72.33	5,112	$78.31
Granted	7,888	$35.56	3,204	$70.54	2,495	$73.09
Vested	(2,722)	$72.09	(982)	$77.62	(1,645)	$83.03
Forfeited	(295)	$57.41	(699)	$70.67	(534)	$80.17
Unvested at year-end	11,822	$49.86	6,951	$70.13	5,428	$72.33

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2019	2018	2017
Dividend yield	5.3%	2.9%	2.7%
Expected volatility	30%	22%	19%
Risk-free interest rate	2.3%	1.6%	1.0%
Weighted-average fair value per share	$5.81	$9.01	$9.46

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2019	2018	2017
Stock options	$99	$134	$161
Restricted stock	274	179	148
DSPP	32	32	34
	$405	$345	$343

At December 31, 2019, there was $324 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $191 million is expected to be recognized in 2020, $100 million in 2021, $27 million in 2022, $6 million in 2023.

As of December 31, 2019, approximately 35 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

13.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 35%.

Income (loss) before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2019	2018	2017
United States	$(8,991)	$(55)	$(841)
Outside United States	(1,427)	2,679	(342)
	$(10,418)	$2,624	$(1,183)

Schlumberger recorded net pretax charges of $12.901 billion in 2019 ($8.769 billion in the US and $4.132 billion outside the US); $141 million in 2018 ($102 million in the US and $39 million outside the US); and $3.764 billion in 2017 ($533 million in the US and $3.231 billion outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	2019	2018
Postretirement benefits	$51	$122
Intangible assets	(1,833)	(2,110)
Investments in non-US subsidiaries	(220)	(223)
Fixed assets, net	434	(140)
Inventories	155	111
Foreign tax credits	312	343
Other, net	610	456
	$(491)	$(1,441)

The above deferred tax balances at December 31, 2019 and 2018 were net of valuation allowances relating to net operating losses in certain countries of  $82 million and $87 million, respectively.

Schlumberger generally does not provide for taxes related to its undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.  Taxes that would be incurred if the undistributed earnings of other Schlumberger subsidiaries were distributed to their ultimate parent company would not be material.

The components of Tax expense (benefit) were as follows:

(Stated in millions)

	2019	2018	2017
Current:
United States-Federal	$(81)	$124	$(170)
United States-State	11	(50)	57
Outside United States	770	618	703
	700	692	590
Deferred:
United States-Federal	$(660)	$(143)	$(225)
United States-State	(93)	(4)	4
Outside United States	(257)	(69)	(47)
Valuation allowance	(1)	(29)	8
	(1,011)	(245)	(260)
	$(311)	$447	$330

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2019	2018	2017
US federal statutory rate	21%	21%	35%
State tax	-	(2)	-
Non-US income taxed at different rates	-	(2)	29
Charges and credits (See Note 3)	(19)	-	(93)
Enactment of US tax reform (See Note 3)	-	-	(6)
Other	1	-	7
	3%	17%	(28)%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2019, 2018 and 2017 is as follows:

(Stated in millions)

	2019	2018	2017
Balance at beginning of year	$1,433	$1,393	$1,419
Additions based on tax positions related to the current year	86	88	132
Additions for tax positions of prior years	65	145	58
Impact of changes in exchange rates	2	(41)	23
Settlements with tax authorities	(50)	(22)	(41)
Reductions for tax positions of prior years	(176)	(57)	(157)
Reductions due to the lapse of the applicable statute of limitations	(59)	(73)	(41)
	$1,301	$1,433	$1,393

The amounts above exclude accrued interest and penalties of $188 million, $205 million and $195 million at December 31, 2019, 2018 and 2017, respectively.  Schlumberger classifies interest and penalties relating to uncertain tax positions within Tax expense (benefit) in the Consolidated Statement of Income (Loss).

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2012 - 2019
Ecuador	2016 - 2019
Mexico	2012 - 2019
Norway	2014 - 2019
Russia	2016 - 2019
Saudi Arabia	2015 - 2019
United Kingdom	2017 - 2019
United States	2017 - 2019

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

14. Leases and Lease Commitments

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

Schlumberger’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.  Total operating lease expense, which approximates cash paid and includes short-term leases, was $1.7 billion in each of  2019  and 2018, and $1.4 billion in 2017.

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

(Stated in millions)

2020	$510
2021	276
2022	188
2023	152
2024	124
Thereafter	332
Total lease payments	$1,582
Less: Interest	(171)
$1,411
Amounts recognized in Balance Sheet
Accounts payable and accrued liabilities	$494
Other Liabilities	917
$1,411

Operating lease assets of $1.3 billion and $1.8 billion as of December 31, 2019 and 2018, respectively, were included in Other Assets in the Consolidated Balance Sheet.  Operating lease liabilities as of December 31, 2018 were $1.8 billion, of which $0.6 billion was classified in Accounts payable and accrued liabilities and $1.2 billion was classified in Other Liabilities in the Consolidated Balance Sheet.

The weighted-average remaining lease term as of December 31, 2019 was 7 years.  The weighted-average discount rate used to determine the operating lease liability as of December 31, 2019 was 3.2%.

15. Contingencies

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

16. Segment Information

Schlumberger’s segments are as follows:

•

Reservoir Characterization – Consists of the principal Technologies involved in finding and defining hydrocarbon resources. These include WesternGeco, Wireline, Testing Services, Software Integrated Solutions, OneSurface and Integrated Services Management.

•

Drilling – Consists of the principal Technologies involved in the drilling and positioning of oil and gas wells.  These include Bits & Drilling Tools, M-I SWACO, Drilling & Measurements, Land Rigs and Integrated Drilling Services.

•

Production – Consists of the principal Technologies involved in the lifetime production of oil and gas reservoirs. These include Well Services, OneStim, Completions, Artificial Lift and Asset Performance Solutions.

•

Cameron – Consists of the principal Technologies involved in pressure and flow control for drilling and intervention rigs, oil and gas wells and production facilities.  These include OneSubsea, Surface Systems, Drilling Systems and Valves & Process Systems.

Financial information for the years ended December 31, 2019, 2018 and 2017, by segment, is as follows:

		(Stated in millions)

	2019
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,312	$1,327	$3,909	$643	$307
Drilling	9,721	1,216	5,724	540	616
Production	11,987	993	10,289	1,540	551
Cameron	5,336	613	4,102	233	166
Eliminations & other	(439)	(171)	1,414	216	84
		3,978
Goodwill and intangible assets			23,130
Cash and short term investments			2,167
All other assets			5,577
Corporate & other (1)		(957)		417
Interest income (2)		33
Interest expense (3)		(571)
Charges & credits (4)		(12,901)
	$32,917	$(10,418)	$56,312	$3,589	$1,724

		(Stated in millions)

	2018
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,173	$1,347	$4,306	$667	$296
Drilling	9,250	1,239	5,843	597	718
Production	12,394	1,052	12,625	1,417	886
Cameron	5,520	653	4,138	247	152
Eliminations & other	(522)	(104)	1,460	189	108
		4,187
Goodwill and intangible assets			33,658
Cash and short term investments			2,777
All other assets			5,700
Corporate & other (1)		(937)		439
Interest income (2)		52
Interest expense (3)		(537)
Charges & credits (4)		(141)
	$32,815	$2,624	$70,507	$3,556	$2,160

		(Stated in millions)

	2017
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Expenditures
Reservoir Characterization	$6,476	$1,184	$4,714	$981	$304
Drilling	8,392	1,151	5,513	697	629
Production	10,630	936	12,450	1,240	889
Cameron	5,524	792	4,156	268	151
Eliminations & other	(582)	(142)	1,665	213	134
		3,921
Goodwill and intangible assets			34,472
Cash, short term investments and fixed income investments			5,089
All other assets			3,928
Corporate & other (1)		(934)		438
Interest income (2)		107
Interest expense (3)		(513)
Charges & credits (4)		(3,764)
	$30,440	$(1,183)	$71,987	$3,837	$2,107

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets (including intangible asset amortization expense resulting from the 2016 acquisition of Cameron), certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income (2019: $8 million; 2018: $8 million; 2017: $21 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2019: $38 million; 2018: $38 million; 2017: $53 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, multiclient seismic data and APS investments.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.

Revenue by geographic area for the years ended December 31, 2019, 2018 and 2017 is as follows:

(Stated in millions)

	2019	2018	2017
North America	$10,843	$11,984	$9,487
Latin America	4,149	3,745	3,976
Europe/CIS/Africa	7,683	7,158	7,072
Middle East & Asia	10,017	9,543	9,394
Eliminations & other	225	385	511
	$32,917	$32,815	$30,440

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2019, 2018 and 2017, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2019, 2018 and 2017 was $9.3 billion, $10.1 billion and $8.1 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2019
	North America	International	Eliminations & other	Total
Reservoir Characterization	$1,027	$5,263	$22	$6,312
Drilling	2,220	7,294	207	9,721
Production	5,336	6,647	4	11,987
Cameron	2,318	2,975	43	5,336
Other	(58)	(330)	(51)	(439)
	$10,843	$21,849	$225	$32,917

(Stated in millions)

	2018
	North America	International	Eliminations & other	Total
Reservoir Characterization	$992	$5,031	$150	$6,173
Drilling	2,332	6,684	234	9,250
Production	6,312	6,077	5	12,394
Cameron	2,427	3,007	86	5,520
Other	(79)	(353)	(90)	(522)
	$11,984	$20,446	$385	$32,815

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)

	2019	2018
North America	$3,646	$5,715
Latin America	824	898
Europe/CIS/Africa	2,258	2,364
Middle East & Asia	2,453	2,604
Unallocated	89	98
	$9,270	$11,679

17.  Pension and Other Benefit Plans

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2019	2018	2017	2019	2018	2017
Discount rate	4.30%	3.70%	4.20%	4.00%	3.55%	4.13%
Compensation increases	4.00%	4.00%	4.00%	4.83%	4.81%	4.81%
Return on plan assets	6.60%	7.25%	7.25%	7.22%	7.40%	7.40%

Net pension cost (credit) for 2019, 2018 and 2017 included the following components:

(Stated in millions)

	US			International
	2019	2018	2017	2019	2018	2017
Service cost - benefits earned during the period	$49	$59	$57	$112	$138	$95
Interest cost on projected benefit obligation	180	167	175	333	304	306
Expected return on plan assets	(232)	(248)	(242)	(592)	(584)	(541)
Amortization of prior service cost	10	13	12	7	10	97
Amortization of net loss	29	47	39	70	140	120
Settlement charge	37	-	-	-	-	-
	$73	$38	$41	$(70)	$8	$77

See Note 3 - Charges  and Credits for details regarding the 2019 settlement charge.

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2019	2018	2019	2018
Discount rate	3.30%	4.30%	3.27%	4.00%
Compensation increases	4.00%	4.00%	4.83%	4.83%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2019	2018	2019	2018
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$4,278	$4,603	$8,111	$8,752
Service cost	49	59	112	138
Interest cost	180	167	333	304
Contribution by plan participants	-	-	63	79
Actuarial (gains) losses	535	(349)	1,304	(758)
Currency effect	-	-	50	(87)
Settlement	(240)	-	(17)	-
Benefits paid	(209)	(202)	(309)	(317)
Projected benefit obligation at end of year	$4,593	$4,278	$9,647	$8,111
Change in Plan Assets
Plan assets at fair value at beginning of year	$3,748	$4,058	$7,872	$8,507
Actual return on plan assets	931	(112)	1,676	(370)
Currency effect	-	-	59	(105)
Company contributions	6	4	19	78
Contributions by plan participants	-	-	63	79
Settlement	(240)	-	(17)	-
Benefits paid	(209)	(202)	(309)	(317)
Plan assets at fair value at end of year	$4,236	$3,748	$9,363	$7,872
Unfunded Liability	$(357)	$(530)	$(284)	$(239)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(357)	$(530)	$(602)	$(514)
Other Assets	-	-	318	275
	$(357)	$(530)	$(284)	$(239)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$622	$852	$1,638	$1,440
Prior service cost	9	18	-	9
	$631	$870	$1,638	$1,449
Accumulated benefit obligation	$4,345	$4,070	$9,376	$7,895

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

Actuarial losses arising during 2019 are primarily attributable to the decrease in the discount rate used to determine the PBO.  As of December 31, 2019, the PBO and fair value of plan assets for plans with PBOs in excess of plan assets were $12.6 billion and $11.7 billion, respectively.  The related ABO for these plans was $12.2 billion at December 31, 2019.

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2019	2018	Target	2019	2018
Equity securities	20 - 30%	22%	21%	47 - 59%	50%	50
Debt securities	63 - 77	70	70	27 - 33	31	32
Cash and cash equivalents	0 - 3	2	2	0 - 5	4	2
Alternative investments	5 - 10	6	7	15 - 22	15	16
	100%	100%	100%	100%	100%	100

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

The fair value of Schlumberger’s pension plan assets at December 31, 2019 and 2018, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

•	Level One: The use of quoted prices in active markets for identical instruments.
•

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2019				2018
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$73	$59	$14	$-	$80	$44	$36	$-
Equity Securities:
US (a)	605	500	105	-	501	416	85	-
International (b)	320	315	5	-	267	263	4	-
Debt Securities
Corporate bonds (c)	1,687	-	1,687	-	1,517	-	1,517	-
Government and government-related debt securities (d)	1,256	74	1,182	-	1,072	66	1,006	-
Collateralized mortgage obligations and mortgage backed securities (e)	21	-	21	-	40	-	40	-
Alternative Investments:
Private equity (f)	181	-	-	181	185	-	-	185
Real estate (g)	93	-	-	93	86	-	-	86
Total	$4,236	$948	$3,014	$274	$3,748	$789	$2,688	$271

(Stated in millions)

	International Plan Assets
	2019				2018
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$351	$166	$185	$-	$157	$75	$82	$-
Equity Securities:
US (a)	2,834	2,347	487	-	2,421	2,028	393	-
International (b)	1,871	1,723	148	-	1,526	1,406	120	-
Debt Securities
Corporate bonds (c)	1,105	-	1,105	-	923	-	923	-
Government and government-related debt securities (d)	1,602	5	1,597	-	1,377	5	1,372	-
Collateralized mortgage obligations and mortgage backed securities (e)	161	-	161	-	236	-	236	-
Alternative Investments:
Private equity (f)	623	-	-	623	565	-	-	565
Real estate (g)	183	-	-	183	150	-	-	150
Other	633	-	-	633	517	-	-	517
Total	$9,363	$4,241	$3,683	$1,439	$7,872	$3,514	$3,126	$1,232

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

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger expects to contribute approximately $20 million to its postretirement benefit plans in 2020, subject to market and business conditions.

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

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the Year
	2019	2018	2019	2018	2017
Discount rate	3.30%	4.30%	4.30%	3.70%	4.20%
Return on plan assets	-	-	7.00%	7.00%	7.00%
Current medical cost trend rate	7.50%	7.50%	7.50%	7.00%	7.25%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031	2031	2026	2026

The net periodic benefit credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2019	2018	2017
Service cost	$29	$32	$29
Interest cost	45	43	46
Expected return on plan assets	(64)	(63)	(60)
Amortization of prior service credit	(28)	(28)	(29)
	$(18)	$(16)	$(14)

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2019	2018
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$1,106	$1,213
Service cost	29	32
Interest cost	45	43
Contribution by plan participants	8	8
Actuarial (gains) losses	65	(128)
Benefits paid	(60)	(62)
Benefit obligation at end of year	$1,193	$1,106
Change in Plan Assets
Plan assets at fair value at beginning of year	$997	$1,094
Actual return on plan assets	240	(44)
Company contributions	-	1
Contributions by plan participants	8	8
Benefits paid	(60)	(62)
Plan assets at fair value at end of year	$1,185	$997
Unfunded Liability	$(8)	$(109)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial (gains) losses	$(98)	$14
Prior service credit	(158)	(186)
	$(256)	$(172)

The unfunded liability is included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 60% in equity securities and 40% in debt securities at December 31, 2019. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Benefits		Postretirement
	US	International	Medical Plan
2020	$218	$333	$52
2021	$221	$343	$54
2022	$225	$353	$55
2023	$229	$365	$56
2024	$233	$366	$57
2025-2029	$1,213	$2,057	$317

In addition to providing defined pension benefits and a postretirement medical plan, Schlumberger has other deferred benefit programs, primarily profit sharing and defined contribution pension plans. Expenses for these programs were $410 million, $435 million and $413 million in 2019, 2018 and 2017, respectively.

18. Supplementary Information

Cash paid (refunded) for interest and income taxes was as follows:

(Stated in millions)

	2019	2018	2017
Interest	$558	$592	$572
Income tax	$739	$628	$(44)

Interest and other income includes the following:

(Stated in millions)

	2019	2018	2017
Interest income	$41	$60	$128
Earnings of equity method investments	45	89	96
	$86	$149	$224

The change in Allowance for doubtful accounts is as follows:

(Stated in millions)

	2019	2018	2017
Balance at beginning of year	$249	$241	$397
Additions	5	15	7
Amounts written off	1	(7)	(163)
Balance at end of year	$255	$249	$241

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion  at both December 31, 2019 and 2018.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2019	2018
Trade	$4,790	$4,709
Payroll, vacation and employee benefits	1,293	1,244
Billings and cash collections in excess of revenue	910	877
Other	3,670	3,393
	$10,663	$10,223

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2019, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Schlumberger Limited and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements, and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment

As described in Note 3 to the consolidated financial statements, the Company recorded charges to goodwill associated with certain reporting units during the third quarter of 2019. The goodwill relating to each of the Company’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment may have occurred. As a result of these facts, management determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value.  Therefore, management performed an interim goodwill impairment test as of August 31, 2019. Management primarily used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results.  The market approach involves significant judgement involved in the selection of the appropriate peer group companies and valuation multiples.  Some of the more significant assumptions inherent in the income approach include the estimate future net annual cash flows for each reporting unit and the discount rate.

The principal considerations for our determination that performing procedures related to goodwill impairment is a critical audit matter are there was significant judgment by management in determining the fair value of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to and evaluating significant assumptions related to cash flows to be derived from each reporting unit, the discount rate and valuation multiples.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test. These procedures also included, among others, testing management’s process for developing fair value estimates; evaluating the appropriateness of the discounted cash flow analyses and market approaches; testing the completeness, accuracy, and relevance of underlying data used in the approaches; and evaluating the significant assumptions used by management.  Evaluating management’s assumptions related to the cash flows to be derived from each reporting unit involved evaluating the reasonableness of the assumptions used considering the Company’s past and anticipated performance, external market and industry data, and evidence obtained through other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation approaches and reasonableness of the discount rate and valuation multiples assumptions.

Uncertain Tax Positions

As described in Note 13 to the consolidated financial statements, the Company’s tax filings are subject to regular audit by tax authorities, and those audits may result in assessments for additional taxes that are resolved with the authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits.

The principal considerations for our determination that performing procedures related to uncertain tax positions is a critical audit matter are there was a high degree of estimation uncertainty related to these liabilities due to the uncertain and complex application of tax regulations and management applied significant judgment in determining these liabilities, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimates.

Addressing the matter involved performing subjective procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to uncertain tax positions. These procedures also included, among others, evaluating management’s process for developing the estimated liabilities for uncertain tax positions, testing the completeness and reasonableness of uncertain tax positions recorded in the consolidated financial statements, and evaluating material assessments received from the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions used by management, including the reasonableness of management’s more-likely-than-not determination under relevant tax laws and regulations in applicable jurisdictions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
January 22, 2020

We have served as the Company’s auditor since 1952.

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2019 and 2018.

(Stated in millions, except per share amounts)

			Net Income (Loss)	Earnings (Loss) per Share of
		Gross	Attributable to	Schlumberger (2)
	Revenue (2)	Margin (1), (2)	Schlumberger (2)	Basic	Diluted
Quarters 2019
First	$7,879	$925	$421	$0.30	$0.30
Second	8,269	1,016	492	0.36	0.35
Third (3)	8,541	1,155	(11,383)	(8.22)	(8.22)
Fourth (4)	8,228	1,101	333	0.24	0.24
	$32,917	$4,197	$(10,137)	$(7.32)	$(7.32)
Quarters 2018
First	$7,829	$1,027	$525	$0.38	$0.38
Second (5)	8,303	1,124	430	0.31	0.31
Third	8,504	1,180	644	0.46	0.46
Fourth (6)	8,180	1,008	538	0.39	0.39
	$32,815	$4,337	$2,138	$1.54	$1.53

(1)	Gross margin equals Total Revenue less Cost of Services and Cost of Sales.
(2)	Amounts may not add due to rounding.
(3)	Net income in the third quarter of 2019 includes after-tax and noncontrolling interest charges of $11.979 billion.
(4)	Net income in the fourth quarter of 2019 includes net after-tax and noncontrolling interest charges of $212 million.
(5)	Net income in the second quarter of 2018 includes after-tax and noncontrolling interest charges of $164 million.
(6)	Net income in the fourth quarter of 2018 includes after-tax and noncontrolling interest credits of $40 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Schlumberger’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, Schlumberger completed the wind down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran in 2019 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business—Information About Our Executive Officers” of this Report for Item 10 information regarding executive officers of Schlumberger. The information set forth under the captions “Election of Directors,” “Stock Ownership Information— Delinquent Section 16(a) Reports,” “Corporate Governance—Director Nominations” and “Corporate Governance—Board Responsibilities and Committees—Board Committees—Audit Committee” in Schlumberger’s 2020 Proxy Statement is incorporated herein by reference.

Schlumberger has a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Schlumberger’s Code of Conduct is posted on its website at https://www.slb.com/who-we-are/guiding-principles/our-code-of-conduct. Schlumberger intends to disclose future amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules at https://www.slb.com/who-we-are/guiding-principles/our-code-of-conduct.

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Discussion and Analysis—Compensation Committee Report” and “Director Compensation in Fiscal Year 2019” in Schlumberger’s 2020 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2020 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Board Independence” and “Corporate Governance—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2020 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services. The information under the caption “Ratification of Appointment of Independent Auditors for 2020” in Schlumberger’s 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required
(3)	Exhibits: See exhibits listed under Part (b) below.
(b)	Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)	3.2

Description of Common Stock of Schlumberger Limited (*)	4.1

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.3

Schlumberger Limited Supplementary Benefit Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.3

Schlumberger 2001 Stock Option Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.4 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.4

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 3, 2019) (+)	10.5

Schlumberger 2005 Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.6

Schlumberger 2008 Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.7 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.7

Schlumberger 2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.8

Cameron International Corporation Equity Incentive Plan, as amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.16 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.9

2018 Rules of the Schlumberger 2010, 2013 and 2017 Omnibus Incentive Plans for Employees in France (incorporated by reference to Appendix B to Schlumberger's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 2, 2018) (+)	10.10

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.11

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.12

Exhibit
Form of Schlumberger Stock Incentive Plan Restricted Stock Unit Award Agreement for France (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.13

Schlumberger 2013 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.15 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.14

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.15

Form of Option Agreement, Non-Qualified Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.16

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.17

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 19, 2017 (incorporated by reference to Appendix C to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on February 21, 2017) (+)	10.18

Schlumberger 2017 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.20 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.19

Form of Incentive Stock Option Agreement under 2017 Schlumberger Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.20

Form of Restricted Stock Unit Award Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.21

Form of Non-Qualified Stock Option Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.22

Form of 2017 Two-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.23

Form of 2017 Three-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.24

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (incorporated by reference to Exhibit 10.27 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.25

Form of 2019 Two-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (+)	10.26

Form of 2019 Three-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (+)	10.27

Employment Agreement effective as of April 1, 2019, by and between Schlumberger Limited, Schlumberger Global Resources, Ltd. and Aaron Gatt Floridia (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019) (+)	10.28

Employment, Non-Competition and Non-Solicitation Agreement effective as of August 1, 2019, by and between Schlumberger Limited and Paal Kibsgaard (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (+)	10.29

Employment, Non-Competition and Non-Solicitation Agreement effective as of January 22, 2020, by and between Schlumberger Limited and Simon Ayat (*) (+)	10.30

Exhibit

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.31

Subsidiaries (*)	21

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.2

Mine Safety Disclosure (*)	95

Inline XBRL Instance Document (*)	101.INS

Inline XBRL Taxonomy Extension Schema Document (*)	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase Document (*)	101.DEF

Inline XBRL Taxonomy Extension Label Linkbase Document (*)	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)	101.PRE

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	104
(*) Filed with this Form 10-K.
(**) Furnished with this Form 10-K
(+) Management contracts or compensatory plans or arrangements.

The Exhibits filed herewith do not include certain instruments with respect to long-term debt of Schlumberger Limited and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10 percent of the total assets of Schlumberger Limited and its subsidiaries on a consolidated basis. Schlumberger agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the SEC upon request.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 22, 2020		SCHLUMBERGER LIMITED

		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director (Principal Executive Officer)
Olivier Le Peuch

/S/ SIMON AYAT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Simon Ayat

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter L.S. Currie

*	Director
Patrick de La Chevardière

*	Director
Miguel Galuccio

*	Director
Nikolay Kudryavtsev

*	Director
Tatiana Mitrova

*	Director
Indra K. Nooyi

*	Director
Lubna S. Olayan

*	Chairman
Mark G. Papa

*	Director
Leo Rafael Reif

*	Director
Henri Seydoux

*	Director
Jeff W. Sheets

/s/ ALEXANDER C. JUDEN	January 22, 2020
*By Alexander C. Juden, Attorney-in-Fact