Form 10-Q
period 2020-03-31
SCHLUMBERGER LIMITED/NV
filed 2020-04-22
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2020
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,387,812,907

SCHLUMBERGER LIMITED

First Quarter 2020 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
Services	$5,426	$5,906
Product sales	2,029	1,973
Total Revenue	7,455	7,879
Interest & other income	39	14
Expenses
Cost of services	4,727	5,111
Cost of sales	1,897	1,841
Research & engineering	173	173
General & administrative	127	112
Impairments & other	8,523	-
Interest	136	147
Income (loss) before taxes	(8,089)	509
Tax expense (benefit)	(721)	79
Net income (loss)	(7,368)	430
Net income attributable to noncontrolling interests	8	9
Net income (loss) attributable to Schlumberger	$(7,376)	$421

Basic earnings (loss) per share of Schlumberger	$(5.32)	$0.30

Diluted earnings (loss) per share of Schlumberger	$(5.32)	$0.30

Average shares outstanding:
Basic	1,387	1,385
Assuming dilution	1,387	1,397

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(7,368)	$430
Currency translation adjustments
Unrealized net change arising during the period	(125)	77
Cash flow hedges
Net loss on cash flow hedges	(203)	(5)
Reclassification to net income (loss) of net realized loss	1	2
Pension and other postretirement benefit plans
Amortization to net income (loss) of net actuarial loss	51	24
Amortization to net income (loss) of net prior service credit	(5)	(3)
Income taxes on pension and other postretirement benefit plans	(4)	-
Comprehensive income (loss)	(7,653)	525
Comprehensive income attributable to noncontrolling interests	8	9
Comprehensive income (loss) attributable to Schlumberger	$(7,661)	$516

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2020	Dec. 31,
	(Unaudited)	2019
ASSETS
Current Assets
Cash	$1,375	$1,137
Short-term investments	1,969	1,030
Receivables less allowance for doubtful accounts (2020 - $249; 2019 - $255)	7,486	7,747
Inventories	4,148	4,130
Other current assets	1,288	1,486
	16,266	15,530
Investments in Affiliated Companies	1,515	1,565
Fixed Assets less accumulated depreciation	8,550	9,270
Multiclient Seismic Data	556	568
Goodwill	12,924	16,042
Intangible Assets	3,673	7,089
Deferred Taxes	155	-
Other Assets	4,955	6,248
	$48,594	$56,312
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,168	$10,663
Estimated liability for taxes on income	1,157	1,209
Short-term borrowings and current portion of long-term debt	1,233	524
Dividends payable	704	702
	13,262	13,098
Long-term Debt	15,409	14,770
Postretirement Benefits	936	967
Deferred Taxes	-	491
Other Liabilities	3,004	2,810
	32,611	32,136
Equity
Common stock	12,963	13,078
Treasury stock	(3,360)	(3,631)
Retained earnings	10,681	18,751
Accumulated other comprehensive loss	(4,723)	(4,438)
Schlumberger stockholders' equity	15,561	23,760
Noncontrolling interests	422	416
	15,983	24,176
	$48,594	$56,312

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(7,368)	$430
Adjustments to reconcile net income (loss) income to cash provided by operating activities:
Impairments and other charges	8,523	-
Depreciation and amortization (1)	792	903
Deferred taxes	(781)	(72)
Stock-based compensation expense	108	108
Earnings of equity method investments, less dividends received	(10)	3
Change in assets and liabilities: (2)
Decrease (increase) in receivables	233	(280)
Increase in inventories	(42)	(197)
Decrease (increase) in other current assets	15	(93)
(Increase) decrease in other assets	(7)	2
Decrease in accounts payable and accrued liabilities	(640)	(483)
(Decrease) increase in estimated liability for taxes on income	(48)	5
Decrease in other liabilities	(37)	(42)
Other	46	42
NET CASH PROVIDED BY OPERATING ACTIVITIES	784	326
Cash flows from investing activities:
Capital expenditures	(407)	(413)
APS investments	(163)	(151)
Multiclient seismic data costs capitalized	(35)	(45)
(Purchase) sale of investments, net	(941)	420
Net proceeds from asset divestitures	298	-
Other	(64)	(41)
NET CASH USED IN INVESTING ACTIVITIES	(1,312)	(230)
Cash flows from financing activities:
Dividends paid	(692)	(692)
Proceeds from employee stock purchase plan	85	85
Proceeds from exercise of stock options	-	22
Stock repurchase program	(26)	(98)
Proceeds from issuance of long-term debt	1,475	1,812
Repayment of long-term debt	(90)	(1,368)
Net increase (decrease) in short-term borrowings	34	(38)
Other	(9)	(20)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	777	(297)
Net increase (decrease) in cash before translation effect	249	(201)
Translation effect on cash	(11)	(2)
Cash, beginning of period	1,137	1,433
Cash, end of period	$1,375	$1,230

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(2)	Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2020 – March 31, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2020	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176
Net loss			(7,376)		8	(7,368)
Currency translation adjustments				(125)	(3)	(128)
Changes in fair value of cash flow hedges				(202)		(202)
Pension and other postretirement benefit plans				42		42
Vesting of restricted stock	(117)	117				-
Shares issued under employee stock purchase plan	(95)	180				85
Stock repurchase program		(26)				(26)
Stock-based compensation expense	108					108
Dividends declared ($0.50 per share)			(694)			(694)
Other	(11)				1	(10)
Balance, March 31, 2020	$12,963	$(3,360)	$10,681	$(4,723)	$422	$15,983

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2019 –March 31, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2019	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586
Net income			421		9	430
Currency translation adjustments				77		77
Changes in fair value of cash flow hedges				(3)		(3)
Pension and other postretirement benefit plans				21		21
Shares sold to optionees, less shares exchanged	(25)	47				22
Vesting of restricted stock	(100)	100				-
Shares issued under employee stock purchase plan	(115)	200				85
Stock repurchase program		(98)				(98)
Stock-based compensation expense	108					108
Dividends declared ($0.50 per share)			(693)			(693)
Other		1			(12)	(11)
Balance, March 31, 2019	$13,000	$(3,756)	$31,386	$(4,527)	$421	$36,524

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2020	1,434	(49)	1,385
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(1)	(1)
Balance, March 31, 2020	1,434	(46)	1,388

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.  The December 31, 2019 balance sheet information has been derived from the Schlumberger 2019 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on January 22, 2020.

2.   Charges and Credits

In connection with the preparation of its first-quarter 2020 financial statements, Schlumberger recorded the following charges:

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	(815)	2,506
APS investments	1,264	4	1,268
North America pressure pumping	587	(133)	454
Severance	202	(7)	195
Other	79	(9)	70
Valuation allowance	-	164	164
	$8,523	$(796)	$7,727

All of the pretax charges presented above are classified in Impairments & other in the Consolidated Statement of Income (Loss).

•

Geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the COVID-19 pandemic, leading to a collapse in oil prices during March 2020.  As a result, Schlumberger’s market capitalization deteriorated significantly compared to the end of 2019.  Schlumberger’s stock price reached a low during the first quarter of 2020 not seen since 1995.  Additionally, the Philadelphia Oil Services Sector index, which is comprised of companies involved in the oil services sector, reached an all-time low.  As a result of these facts, Schlumberger determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value.  Therefore, Schlumberger performed an interim goodwill impairment test.

Schlumberger had 11 reporting units with goodwill balances aggregating $16.0 billion.  Schlumberger determined that the fair value of four of its reporting units, representing $4.5 billion of the goodwill, was substantially in excess of their carrying value.  Schlumberger performed a detailed quantitative impairment assessment of the remaining seven reporting units, which represented $11.5 billion of goodwill. As a result of this assessment, Schlumberger concluded that the goodwill associated with each of these seven reporting units was impaired, resulting in a $3.1 billion goodwill impairment charge.  This charge primarily relates to goodwill associated with the Drilling and Production segments.

Following the $3.1 billion goodwill impairment charge relating to these seven reporting units, six of these reporting units had a remaining goodwill balance.  These six reporting units had goodwill balances which ranged between $0.2 billion and $5.0 billion and aggregated to $8.4 billion as of March 31, 2020.

Schlumberger used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results.  The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using Schlumberger’s estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date.  The market approach includes the use of comparative multiples to corroborate the discounted cash flow results.  The market approach involves significant judgement involved in the selection of the appropriate peer group companies and valuation multiples.

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate.  Schlumberger selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates.  Schlumberger’s estimates are based upon assumptions believed to be reasonable.  However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in Schlumberger’s valuations which could result in additional impairment charges in the future.

The discount rates utilized to value Schlumberger’s reporting units were between 12.0% and 13.5%, depending on the risks and uncertainty inherent in the respective reporting unit as well as the size of the reporting unit.  Assuming all other assumptions and inputs used in each of the respective discounted cash flow analysis were held constant, a 50-basis point increase or decrease in the discount rate assumptions would have changed the fair value of the seven reporting units, on average, by less than 5%.

•

The negative market indicators described above were triggering events that indicated that certain of Schlumberger’s long-lived intangible and tangible assets may be impaired.  Recoverability testing indicated that certain long-lived assets were impaired.  The estimated fair value of these assets was determined to be below their carrying value.  As a result, Schlumberger recorded the following impairment charges:

-

$3.3 billion of intangible assets, of which $2.2 billion relates to Schlumberger’s 2016 acquisition of Cameron International Corporation and $1.1 billion relates to Schlumberger’s 2010 acquisition of Smith International, Inc.  Following this impairment charge, the carrying value of the impaired intangible assets was approximately $0.9 billion.

-	$1.3 billion relating to the carrying value of certain Asset Performance Solutions (“APS”) projects in North America.
-	$0.6 billion of fixed assets associated with the pressure pumping business in North America.

The fair value of these impaired assets was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgment.

•	$202 million of severance, the vast majority of which is expected to be paid during the second quarter of 2020.

•	$79 million of other restructuring charges, primarily consisting of the impairment of an equity method investment that was determined to be other-than-temporarily impaired.

•	$164 million relating to a valuation allowance against certain foreign tax credits in the US.

Schlumberger expects to record a significant charge relating to severance during the second quarter of 2020.  However, at this time the amount cannot be reasonably estimated.  Additionally, as market conditions evolve and Schlumberger further develops its strategy to deal with such conditions, it may result in further restructuring and/or impairment charges in future periods relating to, among other things, inventory, fixed assets and other assets.

There were no charges or credits recorded during the first three months of 2019.

3.   Earnings (Loss) Per Share

The following is a reconciliation from basic earnings (loss) per share of Schlumberger to diluted earnings (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2020			2019
	Schlumberger Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$(7,376)	1,387	$(5.32)	$421	1,385	$0.30
Unvested restricted stock	-	-		-	12
Diluted	$(7,376)	1,387	$(5.32)	$421	1,397	$0.30

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Three Months Ended March 31,
	2020	2019
Employee stock options	51	43
Unvested restricted stock	16	11

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2020	2019
Raw materials & field materials	$1,949	$1,857
Work in progress	542	515
Finished goods	1,657	1,758
	$4,148	$4,130

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2020	2019
Property, plant & equipment	$34,105	$35,009
Less: Accumulated depreciation	25,555	25,739
	$8,550	$9,270

Depreciation expense relating to fixed assets was $449 million and $512 million in the first quarter of 2020 and 2019, respectively.

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2020 was as follows:

(Stated in millions)

Balance at December 31, 2019	$568
Capitalized in period	35
Charged to expense	(47)
Balance at March 31, 2020	$556

7.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Mar. 31, 2020			Dec. 31, 2019
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,758	$442	$1,316	$3,779	$868	$2,911
Technology/technical know-how	1,387	512	875	2,498	779	1,719
Tradenames	772	146	626	1,885	264	1,621
Other	1,553	697	856	1,514	676	838
	$5,470	$1,797	$3,673	$9,676	$2,587	$7,089

Amortization expense charged to income was $133 million during the first quarter of 2020 and $160 million during the first quarter of 2019.

Based on the net book value of intangible assets at March 31, 2020, amortization charged to income for the subsequent five years is estimated to be: remaining three quarters of 2020—$237 million; 2021—$307 million; 2022—$298 million; 2023—$280 million; 2024—$259 million; and 2025—$254 million.

8.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2020	2019
3.30% Senior Notes due 2021	$1,598	$1,597
3.65% Senior Notes due 2023	1,495	1,495
3.90% Senior Notes due 2028	1,445	1,444
2.40% Senior Notes due 2022	998	998
0.25% Notes due 2027	983	550
0.50% Notes due 2031	972	544
4.00% Senior Notes due 2025	929	929
4.30% Senior Notes due 2029	845	845
3.75% Senior Notes due 2024	746	746
1.00% Guaranteed Notes due 2026	656	665
2.65% Senior Notes due 2022	598	598
0.00% Notes due 2024	548	551
3.63% Senior Notes due 2022	295	294
7.00% Notes due 2038	207	208
5.95% Notes due 2041	114	114
5.13% Notes due 2043	99	99
4.00% Notes due 2023	81	81
3.70% Notes due 2024	55	55
4.20% Senior Notes due 2021	-	600
Commercial paper borrowings	2,745	2,222
Other	-	135
	$15,409	$14,770

During the first quarter of 2020, Schlumberger issued €400 million of 0.25% Notes due 2027 and €400 million of 0.50% Notes due 2031.

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at March 31, 2020 and December 31, 2019, was $15.1 billion and $15.3 billion, respectively.

At March 31, 2020, Schlumberger had separate committed credit facility agreements aggregating $6.25 billion with commercial banks, of which $3.5 billion was available and unused.   These committed facilities support commercial paper programs in the United States and Europe, of which $2.75 billion matures in February 2023, $1.5 billion matures in July 2024 and $2.0 billion matures in February 2025.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Subsequent to the end of the first quarter of 2020, Schlumberger entered into a €1.2 billion committed revolving credit facility.  This one-year facility can be extended at Schlumberger’s option for up to an additional year.  Schlumberger can potentially upsize this facility through syndication.  As of April 22, 2020, no amounts have been drawn under this facility.

Borrowings under the commercial paper programs at March 31, 2020 were $2.75 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.  At December 31, 2019, borrowings under the commercial paper programs were $2.22 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

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

At March 31, 2020, Schlumberger had fixed rate debt aggregating $13.7 billion and variable rate debt aggregating $2.9 billion.

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

During 2019, a US-dollar functional currency subsidiary of Schlumberger issued €1.5 billion of Euro-denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of €1.5 billion in order to hedge changes in the fair value of its €0.5 billion 0.00% Notes due 2024, €0.5 billion 0.25% Notes due 2027 and €0.5 billion 0.50% Notes due 2031. These cross-currency swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.29%, 2.51% and 2.76%, respectively.

During the first quarter of 2020, a US-dollar functional currency subsidiary of Schlumberger issued €0.8 billion of Euro-denominated debt. Schlumberger entered into cross-currency swaps for an aggregate notional amount of €0.8 billion in order to hedge changes in the fair value of its €0.4 billion of 0.25% Notes due 2027 and €0.4 billion of 0.50% Notes due 2031. These cross-currency swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 1.87% and 2.20%, respectively.

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

At March 31, 2020, contracts were outstanding for the US dollar equivalent of $7.3 billion in various foreign currencies, of which $4.0 billion relates to hedges of debt denominated in currencies other than the functional currency.

At March 31, 2020, Schlumberger recognized a cumulative $202 million loss in Accumulated Other Comprehensive Loss relating to changes in the fair value of foreign currency forward contracts and cross-currency swaps.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income (Loss) was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	First Quarter
	2020	2019	Consolidated Statement of Income (Loss) Classification
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(1)	$(2)	Cost of services/sales
Cross currency swaps	58	(16)	Interest expense
	$57	$(18)
Derivatives not designated as hedges:
Foreign exchange contracts	$(9)	$6	Cost of services/sales

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

11.   Segment Information

		(Stated in millions)

	First Quarter 2020		First Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,311	$184	$1,459	$281
Drilling	2,291	285	2,387	307
Production	2,703	212	2,890	217
Cameron	1,254	121	1,259	148
Eliminations & other	(104)	(26)	(116)	(45)
		776		908
Corporate & other (1)		(228)		(273)
Interest income (2)		15		10
Interest expense (3)		(129)		(136)
Charges and credits (4)		(8,523)		-
	$7,455	$(8,089)	$7,879	$509

Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in 2020; $1 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in 2020; $11 million in 2019).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2020	2019
North America	$2,279	$2,738
Latin America	945	992
Europe/CIS/Africa	1,751	1,707
Middle East & Asia	2,425	2,338
Eliminations & other	55	104
	$7,455	$7,879

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2020
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$199	$1,107	$5	$1,311
Drilling	524	1,722	45	2,291
Production	1,066	1,637	-	2,703
Cameron	506	726	22	1,254
Other	(16)	(71)	(17)	(104)
	$2,279	$5,121	$55	$7,455

	First Quarter 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$216	$1,239	$4	$1,459
Drilling	578	1,755	54	2,387
Production	1,373	1,516	1	2,890
Cameron	581	621	57	1,259
Other	(10)	(94)	(12)	(116)
	$2,738	$5,037	$104	$7,879

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both March 31, 2020 and December 31, 2019.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $3.0 billion at March 31, 2020, of which approximately 50% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.1 billion at March 31, 2020 and $0.9 billion at December 31, 2019.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

12.   Pension and Other Postretirement Benefit Plans

Net pension cost (credit) for the Schlumberger pension plans included the following components:

(Stated in millions)

	First Quarter
	2020		2019
	US	Int'l	US	Int'l
Service cost	$15	$37	$14	$32
Interest cost	37	75	45	83
Expected return on plan assets	(58)	(147)	(58)	(150)
Amortization of prior service cost	2	-	2	2
Amortization of net loss	11	40	8	16
	$7	$5	$11	$(17)

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	First Quarter
	2020	2019
Service cost	$9	$8
Interest cost	10	12
Expected return on plan assets	(17)	(16)
Amortization of prior service credit	(7)	(7)
	$(5)	$(3)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2020 Compared to Fourth Quarter 2019

		(Stated in millions)

	First Quarter 2020		Fourth Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,311	$184	$1,643	$368
Drilling	2,291	285	2,442	303
Production	2,703	212	2,867	253
Cameron	1,254	121	1,387	126
Eliminations & other	(104)	(26)	(111)	(44)
		776		1,006
Corporate & other (1)		(228)		(215)
Interest income (2)		15		8
Interest expense (3)		(129)		(138)
Charges and credits (4)		(8,523)		(209)
	$7,455	$(8,089)	$8,228	$452

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in Q1 2020; $2 million in Q4 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in Q1 2020; $8 million in Q4 2019).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter revenue of $7.5 billion declined 9% sequentially and 5% year-on-year as the unprecedented global health and economic crisis sparked by the COVID-19 pandemic increasingly impacted industry activity during the quarter. The effect of this was amplified late in the quarter by a new battle for market share between the world’s largest oil producers. This created simultaneous shocks in oil supply and demand resulting in the most challenging industry environment in many decades. The spread of COVID-19 has caused more than 50 countries to implement lockdown measures affecting three billion people. Worldwide economic activity is falling sharply, and oil demand destruction is leading to an unprecedented supply-demand imbalance in the range of 20–30 million bbl/d. This is translating to near-term uncertainties in activity and budget projections.

Customer spending and drilling activity in North America declined as oil prices slipped early in the quarter before falling abruptly in March. This resulted in a 7% sequential decrease in North America revenue to $2.3 billion. International activity, which was expected to be seasonally lower sequentially, suffered from COVID-19-related activity disruptions and initial customer spending cuts in response to falling oil prices. International revenue of $5.1 billion declined 10% sequentially.

The sequential international revenue decline was led by lower winter activity in the Europe/CIS/Africa area, particularly in the Russia & Central Asia and the United Kingdom & Continental Europe GeoMarkets. Latin America area revenue also decreased, mainly due to reduced WesternGeco® multiclient seismic license sales. Middle East & Asia area revenue declined on lower product sales following strong year-end sales and a seasonal decline in activity. COVID-19-related activity disruptions during the quarter impacted our operations, particularly in China, Malaysia, Iraq, Italy, Romania, the United Kingdom, Gabon, Mozambique, Congo, Nigeria, Angola, and offshore North America.

At this time, customer feedback and Schlumberger’s analysis indicate global capex spend is expected to decline by about 20% in 2020, with the largest share of the reduction affecting North America, which is estimated to drop by about 40%. In contrast, international E&P capex is expected to decline by about 15%.  Final investment decision sanctions are expected to fall back to trough levels of 2015, which would indicate project delays to 2021 and beyond.

In this environment—the duration of which remains uncertain—Schlumberger has planned for a range of scenarios and has taken a number of actions. To protect its workforce in the wake of COVID-19, Schlumberger has taken steps to keep its people safe by supporting those affected, mandating that as many employees and contractors as possible work from home, and monitoring those who cannot do so and are required to be at work. To reinforce cost control and cash discipline, Schlumberger is reducing its structural and variable costs, and restructuring its organization to match activity where necessary, including furloughing personnel, cutting salaries, lowering headcount, and closing facilities. Additionally, Schlumberger's Board of Directors and executive officers have voluntarily agreed to reductions in their cash compensation.  The capital investment program has been reduced by more than 30% and resources will be allocated to the more resilient markets while Schlumberger remains focused on capital stewardship and maintaining its commitment to a strong balance sheet.

The second quarter is likely to be the most uncertain and disruptive quarter the industry has ever seen.  The extent to which Schlumberger’s future results are affected by COVID-19 will depend on various factors and consequences beyond the Company’s control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the risk factors identified in Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. COVID-19 may also materially adversely affect Schlumberger’s results in a manner that is either not currently known or that Schlumberger does not currently consider to be a significant risk to its business.  See also the risk factor relating to COVID-19 disclosed in Item 8.01 of Schlumberger’s Current Report on Form 8-K filed on April 17, 2020.

Reservoir Characterization

Reservoir Characterization revenue of $1.3 billion decreased 20% sequentially.  This decrease was primarily due to seasonally lower sales of software and multiclient seismic licenses and reduced winter activity in the Northern Hemisphere.  Additionally, customers began to cut both discretionary spend and activity toward the end of the quarter, which affected exploration activity in several GeoMarkets.

Reservoir Characterization pretax operating margin of 14% fell 839 basis points (“bps”) sequentially due to the lower sales of software and multiclient seismic licenses as well as the effects of lower exploration activity.

Drilling

Drilling revenue of $2.3 billion decreased 6% sequentially with approximately half of the revenue decline attributable to the divestiture of the businesses and associated assets of DRILCO, Thomas Tools, and Fishing & Remedial Services (the “Drilling Tools businesses”) which was completed at the end of the fourth quarter of 2019.  Revenue also decreased due to seasonality effects in the Northern Hemisphere. The US land rig count was 6% lower sequentially including a 15% drop in the last two weeks of March.

Drilling pretax operating margin of 12% was resilient, as it remained flat with the previous quarter despite the sequential revenue decline as profitability was boosted by the divestiture of the Drilling Tools businesses, which were previously dilutive to margins.

Production

Production revenue of $2.7 billion declined 6% sequentially. This was driven by lower Well Services activity and weaker Artificial Lift Solutions sales in the international markets. OneStim® revenue grew slightly as its scale-to-fit strategy successfully generated higher fleet utilization, however activity fell sharply in mid-March as customers cut their spending. OneStim began to stack more frac fleets in response and have reduced their active fleets by 27% during March.

Production pretax operating margin of 8% contracted by 98 bps sequentially due to reduced profitability in North America while international margins were flat despite lower revenue.

Cameron

Cameron revenue of $1.3 billion decreased 10% sequentially mostly due to lower revenue in North America from the short-cycle businesses of Surface Systems and Valves & Process Systems. Revenue was impacted by the temporary closure of manufacturing facilities in Italy and Malaysia caused by COVID-19-related disruptions that impacted OneSubsea®, Surface Systems, and Valves & Process Systems activity.

Cameron pretax operating margin of 10% improved slightly by 57 bps.

First Quarter 2020 Compared to First Quarter 2019

		(Stated in millions)

	First Quarter 2020		First Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,311	$184	$1,459	$281
Drilling	2,291	285	2,387	307
Production	2,703	212	2,890	217
Cameron	1,254	121	1,259	148
Eliminations & other	(104)	(26)	(116)	(45)
		776		908
Corporate & other (1)		(228)		(273)
Interest income (2)		15		10
Interest expense (3)		(129)		(136)
Charges and credits (4)		(8,523)		-
	$7,455	$(8,089)	$7,879	$509

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in 2020; $1 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in 2020; $11 million in 2019).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2020 revenue of $7.5 billion decreased 5% year-on-year as customers began to cut spending in response to falling oil prices caused by the simultaneous shocks in oil supply and demand due to the unprecedented global health and economic crisis sparked by the COVID-19 pandemic. North America revenue declined 17% year-on-year. The international business showed some resilience as revenue increased 2% year-on-year against the backdrop of an increasingly difficult operating environment.

Reservoir Characterization

First-quarter 2020 revenue of $1.3 billion fell 10% year-on-year as customers began to cut discretionary spending, which caused a reduction in exploration activity that impacted Wireline, WesternGeco, and Software Integrated Solutions (“SIS”). Activity was also lower in a number of countries affected by COVID-19-related disruptions.

Year-on-year, pretax operating margin dropped 525 bps year-on-year to 14% due to lower high-margin exploration activity. Lower sales of SIS software and WesternGeco multiclient seismic licenses also contributed to the year-on-year margin contraction.

Drilling

First-quarter 2020 revenue of $2.3 billion decreased 4% year-on-year largely due to the divestiture of the Drilling Tools businesses at the end of the fourth quarter of 2019. Revenue also declined due to the significant drop in rig count in North America as customers reduced spending due to falling oil prices. Internationally, activity was also reduced in a number of countries in the Middle East & Asia and Europe/CIS/Africa areas impacted by COVID-19-related disruptions.

Year-on-year, pretax operating margin decreased 42 bps to 12%. While margins were lower due to the decrease in revenue and COVID-19-related disruptions, profitability was boosted by the divestiture of the Drilling Tools businesses which was previously dilutive to margins.

Production

First-quarter 2020 revenue of $2.7 billion decreased 6% year-on-year primarily due to lower OneStim revenue as customers in North America land continued to decrease their investment spending resulting in the stacking of additional fleet capacity.

Year-on-year, pretax operating margin increased by 32 bps to 8% as improved margins in Asset Performance Solutions (“APS”) internationally were largely offset by reduced profitability in OneStim in North America land.

Cameron

First-quarter 2020 revenue of $1.3 billion was essentially flat compared to the same period in 2019, as revenue growth from the long cycle businesses of OneSubsea and Drilling Systems was offset by a revenue decline in Valves & Process Systems.

Year-on-year, pretax operating margin decreased 209 bps to 10% primarily driven by reduced profitability in the short cycle businesses of Surface Systems and Valves & Process Systems.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2020	2019
Equity in net earnings of affiliated companies	$24	$3
Interest income	15	11
	$39	$14

The increases in earnings from equity method investments primarily relates to higher income associated with Schlumberger's equity investments in rig- and seismic-related businesses.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2020 and 2019 were as follows:

	First Quarter
	2020	2019
Research & engineering	2.3%	2.2%
General & administrative	1.7%	1.4%

The effective tax rate for the first quarter of 2020 was 9%, as compared to 16% for the same period of 2019.  The lower effective tax rate was almost entirely due to the charges described in Note 2 to the Consolidated Financial Statements, which were primarily related to non-deductible goodwill.

Charges and Credits

Schlumberger recorded the following charges in connection with the preparation of its first quarter 2020 financial statements, which are fully described in Note 2 to the Consolidated Financial Statements:

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	(815)	2,506
APS investments	1,264	4	1,268
North America pressure pumping	587	(133)	454
Severance	202	(7)	195
Other	79	(9)	70
Valuation allowance	-	164	164
	$8,523	$(796)	$7,727

The first quarter 2020 results did not include any benefit from reduced depreciation and amortization expense as a result of the first quarter impairment charges.  However, going forward, depreciation and amortization expense will be reduced by approximately $95 million on a quarterly basis.  Approximately $45 million of this quarterly reduction will be reflected in the Production segment, with the remaining $50 million reflected in the “Corporate & other” line item.

There were no charges or credits recorded during the first quarter of 2019.

Schlumberger expects to record a significant charge relating to severance during the second quarter of 2020.  However, at this time the amount cannot be reasonably estimated.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, as well as for Schlumberger’s products and services, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand for Schlumberger’s products and services has had, and is likely to continue to have, a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition.

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment, Schlumberger has turned its strategic focus to cash conservation and protecting its balance sheet. Schlumberger therefore reduced its dividend by 75%, commencing with the next dividend payment in July 2020. The revised dividend supports Schlumberger’s value proposition through a balanced approach of shareholder distributions and organic investment, while providing the flexibility to weather the uncertain environment. This decision reflects the Company’s focus on its capital stewardship program as well as its commitment to maintain both a strong liquidity position and a strong investment grade credit rating that provides privileged access to the financial markets.

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity:	2020	2019	2019
Cash	$1,375	$1,230	$1,137
Short-term investments	1,969	925	1,030
Short-term borrowings and current portion of long-term debt	(1,233)	(99)	(524)
Long-term debt	(15,409)	(16,449)	(14,770)
Net debt (1)	$(13,298)	$(14,393)	$(13,127)

Changes in Liquidity:	Three Months Ended Mar. 31,
	2020	2019
Net income (loss)	$(7,368)	$430
Impairment and other charges	8,523	-
Depreciation and amortization (2)	792	903
Earnings of equity method investments, less dividends received	(10)	3
Deferred taxes	(781)	(72)
Stock-based compensation expense	108	108
Increase in working capital (3)	(482)	(1,048)
Other	2	2
Cash flow from operations	784	326
Capital expenditures	(407)	(413)
APS investments	(163)	(151)
Multiclient seismic data costs capitalized	(35)	(45)
Free cash flow (4)	179	(283)
Dividends paid	(692)	(692)
Proceeds from employee stock plans	74	106
Stock repurchase program	(26)	(98)
Net proceeds from asset divestitures	298	-
Business acquisitions and investments, net of cash acquired plus debt assumed	-	(5)
Other	(4)	(147)
Increase in net debt	(171)	(1,119)
Net debt, beginning of period	(13,127)	(13,274)
Net debt, end of period	$(13,298)	$(14,393)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(3)	Includes severance payments of approximately $56 million and $48 million during the three months ended March 31, 2020 and 2019, respectively.
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

Key liquidity events during the first three months of 2020 and 2019 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of March 31, 2020.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2020	$26	0.8	$33.81
Three months ended March 31, 2019	$98	2.3	$42.79

•

Capital expenditures were $0.4 billion during the first three months of 2020 and 2019, respectively.  Capital expenditures for full-year 2020 are expected to be approximately $1.2 billion, representing a 30% decrease as compared to 2019.

•	During the first quarter of 2020, Schlumberger issued €400 million of 0.25% Notes due 2027 and €400 million of 0.50% Notes due 2031.

•

During the first quarter of 2020, Schlumberger completed the sale of its 49% interest in the Bandurria Sur Block in Argentina.  The net cash proceeds from this transaction, combined with the proceeds received from the divestiture of a smaller APS project, amounted to $298 million.

•	During the first quarter of 2019, Schlumberger issued $750 million of 3.75% Senior Notes due 2024 and $850 million of 4.30% Senior Notes due 2029.

Schlumberger generates revenue in more than 120 countries.   As of March 31, 2020, four of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only the United States accounted for greater than 10% of such receivables.

As of March 31, 2020, Schlumberger had $3.3 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $6.3 billion that support commercial paper programs, of which $3.5 billion was available and unused.  Additionally, subsequent to the end of the first quarter of 2020, Schlumberger entered into a €1.2 billion committed revolving credit facility.  This one-year facility can be extended at Schlumberger’s option for up to an additional year.  Schlumberger can potentially upsize this facility through syndication.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at March 31, 2020 were $2.8 billion.

FORWARD-LOOKING STATEMENTS

This first-quarter 2020 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; improvements in operating procedures and technology, including our transformation program; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger’s customers; our effective tax rate; future global economic conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; public health crises, such as the COVID-19 pandemic, and any related actions taken by businesses and governments; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers, particularly during extended periods of low prices for crude oil and natural gas; general economic, political, and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; operational modifications, delays or cancellations; production declines; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternate-energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Form 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Statements in this first-quarter 2020 Form 10-Q are made as of April 22, 2020, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Schlumberger’s exposure to market risk has not changed materially since December 31, 2019.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the risk factor disclosed in Item 8.01 of Schlumberger’s Current Report on Form 8-K filed on April 17, 2020, which is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of March 31, 2020, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program.

Schlumberger’s common stock repurchase activity for the three months ended March 31, 2020 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
January 2020	179.5	$35.08	179.5	$8,992,119
February 2020	596.7	$33.43	596.7	$8,972,172
March 2020	-	$-	-	$8,972,172
	776.2	$33.81	776.2

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

Schlumberger’s residual transactions or dealings with the government of Iran during the first quarter of 2020 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

* Exhibit 10.1—Form of 2020 Three-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.2—Form of 2020 Two-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (+)
* Exhibit 10.3—Employment, Non-Competition and Non-Solicitation Agreement effective as of September 1, 2020, by and between Schlumberger Limited and Patrick Schorn (+)

* Exhibit 31.1—Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 31.2—Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.1—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Exhibit 32.2—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 95—Mine Safety Disclosures

* Exhibit 101.INS—Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

* Exhibit 101.SCH—Inline XBRL Taxonomy Extension Schema Document

* Exhibit 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Exhibit 101.DEF—Inline XBRL Taxonomy Extension Definition Linkbase Document

* Exhibit 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document

* Exhibit 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104—Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this Form 10-Q.
** Furnished with this Form 10-Q.
+ Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in his capacity as Chief Accounting Officer.

Schlumberger Limited (Registrant)
Date:	April 22, 2020	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory