Form 10-Q
period 2020-06-30
SCHLUMBERGER LIMITED/NV
filed 2020-07-29
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2020
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,388,101,743

SCHLUMBERGER LIMITED

Second Quarter 2020 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

	(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2020	2019	2020	2019
Revenue
Services	$3,721	$6,153	$9,147	$12,059
Product sales	1,635	2,116	3,664	4,090
Total Revenue	5,356	8,269	12,811	16,149
Interest & other income	33	25	72	39
Expenses
Cost of services	3,383	5,308	8,109	10,422
Cost of sales	1,542	1,944	3,439	3,787
Research & engineering	142	179	315	351
General & administrative	81	114	208	225
Impairments & other	3,724	-	12,247	-
Interest	144	156	281	302
Income (loss) before taxes	(3,627)	593	(11,716)	1,101
Tax expense (benefit)	(199)	99	(920)	178
Net income (loss)	(3,428)	494	(10,796)	923
Net income attributable to noncontrolling interests	6	2	14	10
Net income (loss) attributable to Schlumberger	$(3,434)	$492	$(10,810)	$913

Basic earnings (loss) per share of Schlumberger	$(2.47)	$0.36	$(7.79)	$0.66

Diluted earnings (loss) per share of Schlumberger	$(2.47)	$0.35	$(7.79)	$0.65

Average shares outstanding:
Basic	1,388	1,384	1,388	1,385
Assuming dilution	1,388	1,395	1,388	1,396

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2020	2019	2020	2019
Net income (loss)	$(3,428)	$494	$(10,796)	$923
Currency translation adjustments
Unrealized net change arising during the period	19	(37)	(106)	39
Cash flow hedges
Net (loss) gain on cash flow hedges	(28)	1	(231)	(4)
Reclassification to net income (loss) of net realized loss	4	1	5	4
Pension and other postretirement benefit plans
Amortization to net income (loss) of net actuarial loss	37	23	88	47
Amortization to net income (loss) of net prior service credit	8	(3)	3	(6)
Impact of curtailment	(69)	-	(69)	-
Income taxes on pension and other postretirement benefit plans	14	(2)	10	(2)
Comprehensive income (loss)	(3,443)	477	(11,096)	1,001
Comprehensive income attributable to noncontrolling interests	6	2	14	10
Comprehensive income (loss) attributable to Schlumberger	$(3,449)	$475	$(11,110)	$991

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2020	Dec. 31,
	(Unaudited)	2019
ASSETS
Current Assets
Cash	$1,462	$1,137
Short-term investments	2,127	1,030
Receivables less allowance for doubtful accounts (2020 - $312; 2019 - $255)	5,808	7,747
Inventories	3,601	4,130
Other current assets	1,381	1,486
	14,379	15,530
Investments in Affiliated Companies	1,484	1,565
Fixed Assets less accumulated depreciation	7,729	9,270
Multiclient Seismic Data	356	568
Goodwill	12,954	16,042
Intangible Assets	3,622	7,089
Other Assets	4,143	6,248
	$44,667	$56,312
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,824	$10,663
Estimated liability for taxes on income	1,054	1,209
Short-term borrowings and current portion of long-term debt	603	524
Dividends payable	184	702
	11,665	13,098
Long-term Debt	16,763	14,770
Postretirement Benefits	905	967
Deferred Taxes	42	491
Other Liabilities	2,836	2,810
	32,211	32,136
Equity
Common stock	13,044	13,078
Treasury stock	(3,339)	(3,631)
Retained earnings	7,073	18,751
Accumulated other comprehensive loss	(4,738)	(4,438)
Schlumberger stockholders' equity	12,040	23,760
Noncontrolling interests	416	416
	12,456	24,176
	$44,667	$56,312

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(10,796)	$923
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	12,247	-
Depreciation and amortization (1)	1,396	1,841
Deferred taxes	(1,050)	(101)
Stock-based compensation expense	213	194
Earnings of equity method investments, less dividends received	(26)	-
Change in assets and liabilities: (2)
Decrease (increase) in receivables	1,910	(581)
Increase in inventories	(74)	(332)
Decrease (increase) in other current assets	129	(57)
Decrease (increase) in other assets	16	(16)
Decrease in accounts payable and accrued liabilities	(2,204)	(422)
Decrease in estimated liability for taxes on income	(184)	(68)
Decrease in other liabilities	(42)	(39)
Other	52	92
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,587	1,434
Cash flows from investing activities:
Capital expenditures	(658)	(817)
APS investments	(224)	(332)
Multiclient seismic data costs capitalized	(61)	(109)
Business acquisitions and investments, net of cash acquired	(30)	(17)
(Purchase) sale of investments, net	(1,099)	464
Net proceeds from asset divestitures	298	-
Other	(85)	(63)
NET CASH USED IN INVESTING ACTIVITIES	(1,859)	(874)
Cash flows from financing activities:
Dividends paid	(1,386)	(1,385)
Proceeds from employee stock purchase plan	85	85
Proceeds from exercise of stock options	-	21
Stock repurchase program	(26)	(199)
Proceeds from issuance of long-term debt	4,985	2,350
Repayment of long-term debt	(3,070)	(1,413)
Net increase (decrease) in short-term borrowings	73	(22)
Other	(51)	32
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	610	(531)
Net increase in cash before translation effect	338	29
Translation effect on cash	(13)	4
Cash, beginning of period	1,137	1,433
Cash, end of period	$1,462	$1,466

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2020 – June 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2020	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176
Net loss			(10,810)		14	(10,796)
Currency translation adjustments				(106)	(2)	(108)
Changes in fair value of cash flow hedges				(226)		(226)
Pension and other postretirement benefit plans				32		32
Vesting of restricted stock	(131)	131				-
Shares issued under employee stock purchase plan	(95)	180				85
Stock repurchase program		(26)				(26)
Stock-based compensation expense	213					213
Dividends declared ($0.625 per share)			(868)			(868)
Other	(21)	7			(12)	(26)
Balance, June 30, 2020	$13,044	$(3,339)	$7,073	$(4,738)	$416	$12,456

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2019 – June 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2019	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586
Net income			913		10	923
Currency translation adjustments				39		39
Pension and other postretirement benefit plans				39		39
Shares sold to optionees, less shares exchanged	(26)	47				21
Vesting of restricted stock	(126)	126				-
Shares issued under employee stock purchase plan	(115)	200				85
Stock repurchase program		(199)				(199)
Stock-based compensation expense	194					194
Dividends declared ($1.00 per share)			(1,385)			(1,385)
Other	(22)	5			(13)	(30)
Balance, June 30, 2019	$13,037	$(3,827)	$31,186	$(4,544)	$421	$36,273

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2020 – June 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2020	$12,963	$(3,360)	$10,681	$(4,723)	$422	$15,983
Net loss			(3,434)		6	(3,428)
Currency translation adjustments				19	1	20
Changes in fair value of cash flow hedges				(24)		(24)
Pension and other postretirement benefit plans				(10)		(10)
Vesting of restricted stock	(14)	14				-
Stock-based compensation expense	105					105
Dividends declared ($0.125 per share)			(174)			(174)
Other	(10)	7			(13)	(16)
Balance, June 30, 2020	$13,044	$(3,339)	$7,073	$(4,738)	$416	$12,456

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2019 – June 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2019	$13,000	$(3,756)	$31,386	$(4,527)	$421	$36,524
Net income			492		2	494
Currency translation adjustments				(37)		(37)
Changes in fair value of cash flow hedges				2		2
Pension and other postretirement benefit plans				18		18
Shares sold to optionees, less shares exchanged	(1)	1				-
Vesting of restricted stock	(26)	26				-
Stock repurchase program		(101)				(101)
Stock-based compensation expense	86					86
Dividends declared ($0.50 per share)			(692)			(692)
Other	(22)	3			(2)	(21)
Balance, June 30, 2019	$13,037	$(3,827)	$31,186	$(4,544)	$421	$36,273

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2020	1,434	(49)	1,385
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(1)	(1)
Balance, June 30, 2020	1,434	(46)	1,388

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.  The December 31, 2019 balance sheet information has been derived from the Schlumberger 2019 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on January 22, 2020.

2.   Charges and Credits

Schlumberger recorded the following charges and credits during 2020, all of which are classified in Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible asset impairments	3,321	(815)	2,506
Asset Performance Solutions investments	1,264	4	1,268
North America pressure pumping impairment	587	(133)	454
Workforce reductions	202	(7)	195
Other	79	(9)	70
Valuation allowance	-	164	164
Second quarter:
Workforce reductions	1,021	(71)	950
Asset Performance Solutions investments	730	(15)	715
Fixed asset impairments	666	(52)	614
Inventory write-downs	603	(49)	554
Right-of-use asset impairments	311	(67)	244
Costs associated with exiting certain activities	205	25	230
Multiclient seismic data impairment	156	(2)	154
Repurchase of bonds	40	(2)	38
Postretirement benefits curtailment gain	(69)	16	(53)
Other	61	(4)	57
	$12,247	$(1,017)	$11,230

First quarter 2020:

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

-	$1.3 billion relating to the carrying value of certain Asset Performance Solutions (“APS”) projects in North America.
-	$0.6 billion of fixed assets associated with the pressure pumping business in North America.

•	$202 million of severance.

•	$79 million of other restructuring charges, primarily consisting of the impairment of an equity method investment that was determined to be other-than-temporarily impaired.

•	$164 million relating to a valuation allowance against certain deferred tax assets.

Second quarter 2020:

•

As previously noted, late in the first quarter of 2020 geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time as demand weakened due to the worldwide effects of the COVID-19 pandemic, which led to a collapse in oil prices.  As a result, the second quarter of 2020 was the most challenging quarter in past decades.  Schlumberger responded to these market conditions by taking actions to restructure its business and rationalize its asset base during the second quarter of 2020.  These actions included reducing headcount, closing facilities and exiting business lines in certain countries.  Additionally, due to the resulting activity decline, Schlumberger had assets that will no longer be utilized.  As a consequence of these circumstances and decisions, Schlumberger recorded the following restructuring and asset impairment charges:

-	$1.021 billion of severance associated with reducing its workforce by more than 21,000 employees. The vast majority of this charge is expected to be paid during the second half of 2020.
-	$730 million relating to the carrying value of certain APS projects in Latin America.
-	$666 million of fixed asset impairments primarily relating to equipment that will no longer be utilized and facilities it is exiting.
-	$603 million write-down of the carrying value of inventory to its net realizable value.
-	$311 million write-down of right-of-use assets under operating leases associated with leased facilities Schlumberger is exiting and excess equipment.
-	$205 million of costs associated with exiting certain activities.
-	$156 million impairment of certain multiclient seismic data.
-	$61 million of other costs, including a $42 million increase in the allowance for the doubtful accounts.

•	During the second quarter of 2020, Schlumberger repurchased certain Senior Notes (see Note 9 – Long-term debt), which resulted in a $40 million charge.

•

As a consequence of the workforce reductions described above, Schlumberger recorded a curtailment gain of $69 million relating to its US postretirement medical plan.  See Note 13 – Pension and Other Postretirement Benefit Plans for further details.

The fair value of the impaired intangible assets, fixed assets, APS investments, right-of-use assets and multiclient seismic data was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgement.

As market conditions evolve and Schlumberger continues to develop its strategy to deal with such conditions, it may result in further restructuring and/or impairment charges in future periods relating to, among other things, fixed assets, facilities, workforce reductions and other assets.

There were no charges or credits recorded during the first six months of 2019.

3.   Earnings (Loss) Per Share

The following is a reconciliation from basic earnings (loss) per share of Schlumberger to diluted earnings (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2020			2019
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$(3,434)	1,388	$(2.47)	$492	1,384	$0.36
Unvested restricted stock	-	-		-	11
Diluted	$(3,434)	1,388	$(2.47)	$492	1,395	$0.35

	2020			2019
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Income	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$(10,810)	$1,388	$(7.79)	$913	$1,385	$0.66
Unvested restricted stock	-	-		-	11
Diluted	$(10,810)	$1,388	$(7.79)	$913	$1,396	$0.65

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted earnings per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2020	2019	2020	2019
Employee stock options	50	48	50	42
Unvested restricted stock	15	-	15	-

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2020	2019
Raw materials & field materials	$1,677	$1,857
Work in progress	481	515
Finished goods	1,443	1,758
	$3,601	$4,130

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2020	2019
Property, plant & equipment	$32,737	$35,009
Less: Accumulated depreciation	25,008	25,739
	$7,729	$9,270

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2020	2019
Second Quarter	$417	$514
Six Months	$866	$1,026

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the six months ended June 30, 2020 was as follows:

(Stated in millions)

Balance at December 31, 2019	$568
Capitalized in period	61
Charged to expense	(96)
Impairments (See Note 2)	(156)
Other	(21)
Balance at June 30, 2020	$356

7.   Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance at December 31, 2019	$4,560	$7,092	$3,949	$441	$16,042
Impairment (See Note 2)	-	(1,659)	(1,228)	(183)	(3,070)
Impact of changes in exchange rates and other	(3)	6	(21)	-	(18)
Balance at June 30, 2020	$4,557	$5,439	$2,700	$258	$12,954

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2020			Dec. 31, 2019
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,751	$458	$1,293	$3,779	$868	$2,911
Technology/technical know-how	1,387	538	849	2,498	779	1,719
Tradenames	770	153	617	1,885	264	1,621
Other	1,575	712	863	1,514	676	838
	$5,483	$1,861	$3,622	$9,676	$2,587	$7,089

Amortization expense charged to income was as follows:

(Stated in millions)

	2020	2019
Second Quarter	$80	$164
Six Months	$213	$324

Based on the net book value of intangible assets at June 30, 2020, amortization charged to income for the subsequent five years is estimated to be: remaining two quarters of 2020—$161 million; 2021—$307 million; 2022—$302 million; 2023—$291 million; 2024—$261 million; and 2025—$254 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2020	2019
3.65% Senior Notes due 2023	$1,495	$1,495
3.90% Senior Notes due 2028	1,447	1,444
1.375% Guaranteed Notes due 2026	1,119	-
2.00% Guaranteed Notes due 2032	1,119	-
0.25% Notes due 2027	1,008	550
0.50% Notes due 2031	1,008	544
2.40% Senior Notes due 2022	999	998
4.00% Senior Notes due 2025	929	929
2.65% Senior Notes due 2030	892	-
4.30% Senior Notes due 2029	845	845
3.75% Senior Notes due 2024	746	746
1.00% Guaranteed Notes due 2026	671	665
3.30% Senior Notes due 2021	664	1,597
2.65% Senior Notes due 2022	598	598
0.00% Notes due 2024	560	551
3.63% Senior Notes due 2022	295	294
7.00% Notes due 2038	207	208
5.95% Notes due 2041	114	114
5.13% Notes due 2043	99	99
4.00% Notes due 2023	81	81
3.70% Notes due 2024	55	55
4.20% Senior Notes due 2021	-	600
Commercial paper borrowings	1,812	2,222
Other	-	135
	$16,763	$14,770

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at June 30, 2020 and December 31, 2019, was $17.3 billion and $15.3 billion, respectively.

During the second quarter of 2020, Schlumberger entered into a €1.54 billion committed revolving credit facility.  This one-year facility can be extended at Schlumberger’s option for up to an additional year.  No amounts have been drawn under this facility.

At June 30, 2020, Schlumberger had separate committed credit facility agreements aggregating $7.98 billion with commercial banks, of which $6.17 billion was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $1.73 billion matures in April 2021, $2.75 billion matures in February 2023, $1.5 billion matures in July 2024 and $2.0 billion matures in February 2025.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under the commercial paper programs at June 30, 2020 were $1.81 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.  At December 31, 2019, borrowings under the commercial paper programs were $2.22 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

During the first quarter of 2020, Schlumberger issued €400 million of 0.25% Notes due 2027 and €400 million of 0.50% Notes due 2031.

During the second quarter of 2020, Schlumberger issued €1.0 billion of 1.375% Guaranteed Notes due 2026, $900 million of 2.65% Senior Notes due 2030 and €1.0 billion of 2.00% Guaranteed Notes due 2032.

During the second quarter of 2020, Schlumberger repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021.  Schlumberger paid a premium of approximately $40 million in connection with these repurchases.  This premium was classified in Impairments & other in the Consolidated Statement of Income (Loss).  See Note 2 – Charge and Credits.

During the second quarter of 2020, Schlumberger established a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies.  Schlumberger has not issued any debt under this program.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA, a wholly-owned subsidiary of Schlumberger.

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

At June 30, 2020, Schlumberger had fixed rate debt aggregating $15.5 billion and variable rate debt aggregating $1.9 billion.

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

During the second quarter of 2020, a US-dollar functional currency subsidiary of Schlumberger issued €2.0 billion of Euro-denominated debt. Schlumberger entered into cross-currency swaps for an aggregate notional amount of €1.6 billion in order to hedge changes in the fair value of its €1.0 billion of 1.375% Guaranteed Notes due 2026 and €0.6 billion of 2.00% Guaranteed Notes due 2032. These cross-currency swaps effectively convert the swapped portion of the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.77% and 3.45%, respectively. Schlumberger hedged its exposure to currency fluctuations on the remaining €0.4 billion of Euro-denominated debt issued by using foreign currency forward contracts that are not designated as hedges for accounting purposes.

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

At June 30, 2020, contracts were outstanding for the US dollar equivalent of $9.8 billion in various foreign currencies, of which $6.0 billion relates to hedges of debt denominated in currencies other than the functional currency.

At June 30, 2020, Schlumberger recognized a cumulative $260 million loss in Accumulated Other Comprehensive Loss relating to changes in the fair value of foreign currency forward contracts and cross-currency swaps.

The effect of derivative instruments designated as fair value and cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income (Loss) was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	Second Quarter		Six Months
	2020	2019	2020	2019	Consolidated Statement of Income (Loss) Classification
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(4)	$(2)	$(5)	$(4)	Cost of services/sales
Cross currency swaps	92	(22)	150	(38)	Interest expense
	$88	$(24)	$145	$(42)
Derivatives not designated as hedges:
Foreign exchange contracts	$11	$(14)	$2	$(8)	Cost of services/sales

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

12.   Segment Information

		(Stated in millions)

	Second Quarter 2020		Second Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,052	$185	$1,558	$317
Drilling	1,731	165	2,420	301
Production	1,615	25	3,077	235
Cameron	1,015	80	1,328	165
Eliminations & other	(57)	(59)	(114)	(50)
		396		968
Corporate & other (1)		(169)		(238)
Interest income (2)		7		9
Interest expense (3)		(137)		(146)
Charges and credits (4)		(3,724)		-
	$5,356	$(3,627)	$8,269	$593

Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in 2020; $2 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in 2020; $10 million in 2019).
(4)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2020		Six Months 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$2,363	$369	$3,017	$598
Drilling	4,020	450	4,806	608
Production	4,318	237	5,967	453
Cameron	2,270	201	2,586	313
Eliminations & other	(160)	(85)	(227)	(96)
		1,172		1,876
Corporate & other (1)		(397)		(511)
Interest income (2)		22		18
Interest expense (3)		(266)		(282)
Charges and credits (4)		(12,247)		-
	$12,811	$(11,716)	$16,149	$1,101

Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2020; $5 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($15 million in 2020; $20 million in 2019).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2020	2019	2020	2019
North America	$1,183	$2,801	$3,463	$5,539
Latin America	543	1,115	1,488	2,107
Europe/CIS/Africa	1,449	1,896	3,200	3,602
Middle East & Asia	2,146	2,452	4,572	4,790
Eliminations & other	35	5	88	111
	$5,356	$8,269	$12,811	$16,149

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2020
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$165	$880	$7	$1,052
Drilling	269	1,417	45	1,731
Production	408	1,205	2	1,615
Cameron	341	676	(2)	1,015
Other	-	(40)	(17)	(57)
	$1,183	$4,138	$35	$5,356

	Second Quarter 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$242	$1,312	$4	$1,558
Drilling	552	1,819	49	2,420
Production	1,419	1,657	1	3,077
Cameron	600	754	(26)	1,328
Other	(12)	(79)	(23)	(114)
	$2,801	$5,463	$5	$8,269

		(Stated in millions)

	Six Months 2020
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$365	$1,988	$10	$2,363
Drilling	792	3,139	89	4,020
Production	1,475	2,842	1	4,318
Cameron	847	1,402	21	2,270
Other	(16)	(111)	(33)	(160)
	$3,463	$9,260	$88	$12,811

	Six Months 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$458	$2,552	$7	$3,017
Drilling	1,128	3,574	104	4,806
Production	2,792	3,173	2	5,967
Cameron	1,182	1,375	29	2,586
Other	(21)	(175)	(31)	(227)
	$5,539	$10,499	$111	$16,149

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both June 30, 2020 and December 31, 2019.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $2.8 billion at June 30, 2020, of which approximately 50% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.1 billion at June 30, 2020 and $0.9 billion at December 31, 2019.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

13.   Pension and Other Postretirement Benefit Plans

Net pension cost (credit) for the Schlumberger pension plans included the following components:

(Stated in millions)

	Second Quarter				Six Months
	2020		2019		2020		2019
	US	Int'l	US	Int'l	US	Int'l	US	Int'l
Service cost	$16	$37	$13	$32	$31	$74	$27	$64
Interest cost	38	75	46	83	75	150	91	166
Expected return on plan assets	(59)	(147)	(57)	(148)	(117)	(294)	(115)	(298)
Amortization of prior service cost	2	-	2	2	4	-	4	4
Amortization of net loss	11	39	8	15	22	79	16	31
	$8	$4	$12	$(16)	$15	$9	$23	$(33)

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2020	2019	2020	2019
Service cost	$9	$7	$18	$15
Interest cost	10	12	20	24
Expected return on plan assets	(17)	(17)	(34)	(33)
Amortization of prior service credit	(7)	(7)	(14)	(14)
Curtailment gain	(69)	-	(69)	-
	$(74)	$(5)	$(79)	$(8)

Due to the actions taken by Schlumberger to reduce its global workforce during 2020, Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in its US postretirement medical plan. Accordingly, Schlumberger recorded a curtailment gain of $69 million during the second quarter of 2020 relating to this plan. The curtailment gain includes recognition of the decrease in the benefit obligation as well as a portion of the previously unrecognized prior service credit, reflecting the reduction in expected years of future service.  As a result of the curtailment, Schlumberger performed a remeasurement of the plan, which had an immaterial impact.  This gain was classified in Impairments & other in the Consolidated Statement of Income (Loss).  See Note 2 – Charge and Credits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2020 Compared to First Quarter 2020

		(Stated in millions)

	Second Quarter 2020		First Quarter 2020
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,052	$185	$1,311	$184
Drilling	1,731	165	2,289	285
Production	1,615	25	2,703	212
Cameron	1,015	80	1,254	121
Eliminations & other	(57)	(59)	(102)	(26)
		396		776
Corporate & other (1)		(169)		(228)
Interest income (2)		7		15
Interest expense (3)		(137)		(129)
Charges and credits (4)		(3,724)		(8,523)
	$5,356	$(3,627)	$7,455	$(8,089)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in Q2 2020; $- million in Q1 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in Q2 2020; $7 million in Q1 2020).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

The second quarter of 2020 was probably the most challenging quarter in past decades. Second-quarter revenue of $5.4 billion declined 28% sequentially, caused by the significant decrease in North America activity, and international activity drop due to downward revisions to customer budgets accentuated by COVID-19 disruptions. The entire oil and gas industry was confronted with historic oil demand and supply imbalances caused by demand destruction from the global COVID-19 containment effort.

North America revenue declined 48% sequentially with land revenue falling 60% as customers dramatically cut back spending. International revenue declined 19% sequentially with Latin America and Africa experiencing the largest revenue declines due to COVID-19-related restrictions and the drop in deepwater activity. In addition, there was a production interruption in the Asset Performance Solutions (“APS”) projects in Ecuador caused by a major landslide that led to the rupture of the main pipeline.

Schlumberger has worked to protect its liquidity and cash positions and sustained resilient international margins while navigating the trough of this downcycle.

Despite the severe drop in international revenue and the effect of the APS production interruption in Ecuador, international margin was essentially flat compared to the previous quarter, due to Schlumberger’s swift and decisive actions to reduce operating costs, restructure, and rationalize its asset base. Schlumberger is working to permanently remove $1.5 billion of structural costs annually by reorganizing into a leaner and more responsive company that is better aligned with its customers’ workflows.

Looking at the macro view in the near-term, during the beginning of the third quarter of 2020 oil demand slowly started to normalize and is expected to continue to improve as government measures support consumption. However, subsequent waves of potential COVID-19 resurgence pose a negative risk to this outlook.

The conditions are set in the third quarter for a modest frac completion activity increase in North America, though from a very low base. Internationally, markets may continue to be disrupted by the pandemic and will continue to adjust to budget levels set during the second quarter, but this is expected to be mostly offset if there is a seasonal return of activity in the Northern Hemisphere and a rebound of Latin America from its second-quarter weakness. However, any further material COVID-19 disruption or significant setback in oil demand arising from a slower economic recovery could present downside risks to this outlook. Absent these risks, Schlumberger anticipates flat sequential revenue in the third quarter. Schlumberger expects its third quarter pretax segment operating income and margin to expand as a result of its restructuring efforts, improved activity mix, and sustained benefits from technology adoption, including digital.

Reservoir Characterization

Reservoir Characterization revenue of $1.1 billion decreased 20% sequentially. This was mainly due to lower Wireline activity in North America land and the Eastern Middle East and Sub-Sahara Africa GeoMarkets. Testing Services revenue was also lower mainly in the Sub-Sahara Africa GeoMarket as a result of projects that were completed in the prior quarter, as well as delayed and cancelled activities due to COVID-19.

Reservoir Characterization pretax operating margin of 18% rebounded 357 bps sequentially despite the significant revenue decline. This margin expansion was driven by prompt cost reduction measures through headcount rationalization and furloughs.

Drilling

Drilling revenue of $1.7 billion decreased 24% sequentially. This was primarily due to the activity decline in US land as rig count dropped more than 50%, while COVID-19 disruptions caused drilling activities to be cancelled or suspended in several international GeoMarkets.

Drilling pretax operating margin of 10% contracted by 289 bps sequentially. Drilling & Measurements and M-I SWACO accounted for most of the margin decline and experienced the largest drop in activity due to their sizeable footprint in North America land.

Production

Production revenue of $1.6 billion decreased 40% sequentially. This was driven by the sharp drop in OneStim® pressure-pumping activity in North America land, lower APS revenue due primarily to the significant production interruption in Ecuador and COVID-19 disruptions.

Production pretax operating margin of 2% contracted by 630 bps sequentially.  The margin decline was due to reduced profitability in North America land from the dramatic fall in activity, which mostly impacted the OneStim margin, as well as the drop in APS revenue in Ecuador.

Cameron

Cameron revenue of $1.0 billion decreased 19% sequentially. The decline was driven by lower Surface Systems and Valves & Process Systems revenues in North America and lower Drilling Systems sales.

Cameron pretax operating margin of 8% declined by 180 bps sequentially primarily due to the significant revenue decline.

Second Quarter 2020 Compared to Second Quarter 2019

		(Stated in millions)

	Second Quarter 2020		Second Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,052	$185	$1,558	$317
Drilling	1,731	165	2,420	301
Production	1,615	25	3,077	235
Cameron	1,015	80	1,328	165
Eliminations & other	(57)	(59)	(114)	(50)
		396		968
Corporate & other (1)		(169)		(238)
Interest income (2)		7		9
Interest expense (3)		(137)		(146)
Charges and credits (4)		(3,724)		-
	$5,356	$(3,627)	$8,269	$593

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in 2020; $2 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in 2020; $10 million in 2019).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2020 revenue of $5.4 billion was 35% lower compared to the same period last year due to the significant fall in North America activity, well as the international activity drop due to downward revisions to customer budgets accentuated by COVID-19 disruptions. With market uncertainty weighing on demand outlook, North America revenue declined 58% reflecting the continued capital discipline of North America operators, who reduced drilling and frac activity. International revenue decreased 24%.  This decline was most prominent in Latin America and Africa due to COVID-19-related restrictions and the drop in deepwater activity, as well as the effect of the APS production interruption in Ecuador.

Reservoir Characterization

Second-quarter 2020 revenue of $1.1 billion decreased 32% year-on-year.  This was mainly due to lower Wireline and WesternGeco revenue as customers pulled back activity due to COVID-19 and cut discretionary spending and exploration in several international GeoMarkets.

Year-on-year, pretax operating margin decreased 273 bps to 18% due to reduced profitability, largely in Wireline and WesternGeco.

Drilling

Second-quarter 2020 revenue of $1.7 billion decreased 28% year-on-year. This was primarily due to the activity decline in US land as rig count significantly decreased, while COVID-19 disruptions caused drilling activities to be cancelled or suspended in several international GeoMarkets. Revenue was also lower due to the divestiture of the Drilling Tools businesses at the end of the fourth quarter of 2019.

Year-on-year, pretax operating margin decreased 288 bps to 10% due to the significant reduction in activity in North America.

Production

Second-quarter 2020 revenue of $1.6 billion decreased 48% year-on-year. This revenue decrease was driven by the sharp drop in OneStim pressure pumping activity in North America land, lower APS revenue due primarily to the significant production interruption in Ecuador and COVID-19 disruptions.

Year-on-year, pretax operating margin decreased 612 bps to 2% due primarily to reduced profitability in OneStim in North America land.

Cameron

Second-quarter 2020 revenue of $1.0 billion decreased 24% year-on-year. The decline was driven primarily by lower Valves & Process Systems and Surface Systems revenue in North America.

Year-on-year, pretax operating margin decreased 453 bps to 8% due to the significant revenue decline.

Six Months 2020 Compared to Six Months 2019

		(Stated in millions)

	Six Months 2020		Six Months 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$2,363	$369	$3,017	$598
Drilling	4,020	450	4,806	608
Production	4,318	237	5,967	453
Cameron	2,270	201	2,586	313
Eliminations & other	(160)	(85)	(227)	(96)
		1,172		1,876
Corporate & other (1)		(397)		(511)
Interest income (2)		22		18
Interest expense (3)		(266)		(282)
Charges and credits (4)		(12,247)		-
	$12,811	$(11,716)	$16,149	$1,101

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2020; $5 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($15 million in 2020; $20 million in 2019).

(4)       Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2020 revenue of $12.8 billion was 21% lower compared to the same period last year due to the significant fall in North America activity, as well as the international activity drop due to downward revisions to customer budgets accentuated by COVID-19 disruptions. With market uncertainty weighing on demand outlook, North America revenue declined 37% reflecting the continued capital discipline of North America operators, who reduced drilling and frac activity. International revenue decreased 12%. The decline was most prominent in Latin America and Africa due to COVID-19 related restrictions and the drop in deepwater activity, as well as the effect of the APS production interruption in Ecuador.

Reservoir Characterization

Six-month 2020 revenue of $2.4 billion decreased 22% year-on-year. This was mainly due to lower Wireline and WesternGeco revenue as customers pulled back activity due to COVID-19 and cut discretionary spending and exploration in several international GeoMarkets. Testing Services and Software Integrated Solutions revenue declined slightly.

Year-on-year, pretax operating margin decreased 421 bps to 16% due to reduced profitability largely in Wireline and WesternGeco.

Drilling

Six-month 2020 revenue of $4.0 billion decreased 16% year-on-year. This was primarily due to the activity decline in US land as rig count significantly decreased while COVID-19 disruptions caused drilling activities to be cancelled or suspended in several international GeoMarkets. Revenue was also lower due to the divestiture of the Drilling Tools businesses at the end of the fourth quarter of 2019.

Year-on-year, pretax operating margin decreased 145 bps to 11%.  Margins were lower due to the decrease in revenue and COVID-19-related disruptions.

Production

Six-month 2020 revenue of $4.3 billion decreased 28% year-on-year. This revenue decrease was driven primarily by the sharp drop in OneStim pressure pumping activity in North America land, lower APS revenue due primarily to the significant production interruption in Ecuador and COVID-19 disruptions.

Year-on-year, pretax operating margin decreased 211 bps to 5% due primarily to reduced profitability in OneStim in North America land.

Cameron

Six-month 2020 revenue of $2.3 billion decreased 12% year-on-year. The decline was driven primarily by lower Valves & Process Systems and Surface Systems revenue in North America.

Year-on-year, pretax operating margin decreased 322 bps to 9% due to the significant revenue decline.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter		Six Months
	2020	2019	2020	2019
Equity in net earnings of affiliated companies	$26	$14	$49	$16
Interest income	7	11	23	23
	$33	$25	$72	$39

The increases in earnings from equity method investments primarily relates to higher income associated with Schlumberger's equity investments in rig- and seismic-related businesses.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and six months ended June 30, 2020 and 2019 were as follows:

	Second Quarter		Six Months
	2020	2019	2020	2019
Research & engineering	2.6%	2.2%	2.5%	2.2%
General & administrative	1.5%	1.4%	1.6%	1.4%

The effective tax rate for the second quarter of 2020 was 6%, as compared to 17% for the same period of 2019.  The charges described in Note 2 to the Consolidated Financial Statements reduced the effective tax rate for the second quarter of 2020 by 17 percentage points as a significant portion of these charges were not tax-effective.  Changes in the geographic mix of pretax earnings increased the effective tax rate for the second quarter of 2020 by six percentage points as compared to the same period of 2019.

The effective tax rate for first six months of 2020 was 8% as compared to 16% for the same period of 2019.  The charges described in Note 2 to the Consolidated Financial Statements reduced the effective tax rate for the first six months of 2020 by 10 percentage points as a significant portion of these charges were not tax-effective.

Charges and Credits

Schlumberger recorded the following charges and credits during 2020, which are fully described in Note 2 to the Consolidated Financial Statements:

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible asset impairments	3,321	(815)	2,506
Asset Performance Solutions investments	1,264	4	1,268
North America pressure pumping impairment	587	(133)	454
Workforce reductions	202	(7)	195
Other	79	(9)	70
Valuation allowance	-	164	164
Second quarter:
Workforce reductions	1,021	(71)	950
Asset Performance Solutions investments	730	(15)	715
Fixed asset impairments	666	(52)	614
Inventory write-downs	603	(49)	554
Right-of-use asset impairments	311	(67)	244
Costs associated with exiting certain activities	205	25	230
Multiclient seismic data impairment	156	(2)	154
Repurchase of bonds	40	(2)	38
Postretirement benefits curtailment gain	(69)	16	(53)
Other	61	(4)	57
	$12,247	$(1,017)	$11,230

The first quarter 2020 results did not include any benefit from reduced depreciation and amortization expense as a result of the first quarter impairment charges.  However, commencing with the second quarter of 2020, depreciation and amortization expense was reduced by approximately $95 million on a quarterly basis as a result of the first quarter impairment charges.  Approximately $45 million of this quarterly reduction is reflected in the Production segment, with the remaining $50 million reflected in the “Corporate & other” line item.

The second quarter 2020 results did not include any benefit from reduced expenses associated with the second quarter restructuring and impairment charges. However, going forward depreciation and amortization expense will be reduced by approximately $80 million and lease expense will be reduced by $25 million, on a quarterly basis.  Approximately $70 million of this quarterly reduction will be reflected in the Production Segment, with the remaining $35 million reflected amongst the Reservoir Characterization, Drilling and Cameron segments.

There were no charges or credits recorded during the first six months of 2019.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, as well as for Schlumberger’s products and services, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand for Schlumberger’s products and services has had, and is likely to continue to have, a material adverse impact on Schlumberger’s business, results of operations, financial condition and, at times, access to sources of liquidity.

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment, Schlumberger has turned its strategic focus to cash conservation and protecting its balance sheet. As a result, in April 2020 Schlumberger announced a 75% reduction to its quarterly dividend. The revised dividend supports Schlumberger’s value proposition through a balanced approach of shareholder distributions and organic investment, while providing the flexibility to weather the uncertain environment. This decision reflects the Company’s focus on its capital stewardship program as well as its commitment to maintain both a strong liquidity position and a strong investment grade credit rating that provides privileged access to the financial markets.

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2020	2019	2019
Cash	$1,462	$1,466	$1,137
Short-term investments	2,127	882	1,030
Short-term borrowings and current portion of long-term debt	(603)	(98)	(524)
Long-term debt	(16,763)	(16,978)	(14,770)
Net debt (1)	$(13,777)	$(14,728)	$(13,127)

Changes in Liquidity:	Six Months Ended Jun. 30,
	2020	2019
Net income (loss)	$(10,796)	$923
Impairment and other charges	12,247	-
Depreciation and amortization (2)	1,396	1,841
Earnings of equity method investments, less dividends received	(26)	-
Deferred taxes	(1,050)	(101)
Stock-based compensation expense	213	194
Increase in working capital (3)	(423)	(1,460)
Other	26	37
Cash flow from operations	1,587	1,434
Capital expenditures	(658)	(817)
APS investments	(224)	(332)
Multiclient seismic data costs capitalized	(61)	(109)
Free cash flow (4)	644	176
Dividends paid	(1,386)	(1,385)
Proceeds from employee stock plans	69	106
Stock repurchase program	(26)	(199)
Net proceeds from asset divestitures	298	-
Business acquisitions and investments, net of cash acquired plus debt assumed	(20)	(17)
Other	(229)	(135)
Increase in net debt	(650)	(1,454)
Net debt, beginning of period	(13,127)	(13,274)
Net debt, end of period	$(13,777)	$(14,728)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(3)	Includes severance payments of approximately $426 million and $71 million during the six months ended June 30, 2020 and 2019, respectively.
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

Key liquidity events during the first six months of 2020 and 2019 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of June 30, 2020.  The Company did not repurchase any Schlumberger common stock during the second quarter of 2020.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2020	$26	0.8	$33.81
Six months ended June 30, 2019	$199	4.8	$41.40

•

Capital expenditures were $0.7 billion during the first six months of 2020 compared to $0.8 billion during the first six months of 2019, respectively.  Capital expenditures for full-year 2020 are expected to be approximately $1.1 billion, representing a 35% decrease as compared to 2019.

•

During the second quarter of 2020, Schlumberger issued €1.0 billion of 1.375% Guaranteed Notes due 2026, $900 million of 2.650% Senior Notes due 2030 and €1.0 billion of 2.00% Guaranteed Notes due 2032.

•

During the second quarter of 2020, Schlumberger repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021.  Schlumberger paid a premium of approximately $40 million in connection with these repurchases.  This premium was classified in Impairments & other in the Consolidated Statement of Income (Loss).  See Note 2 – Charge and Credits.

•

During the second quarter of 2020, Schlumberger established a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies.  Schlumberger has not issued any debt under this program.

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

Schlumberger recorded a $1.0 billion charge relating to severance during the second quarter of 2020.  The vast majority of this charge is expected to be paid during the second half of 2020.

Schlumberger generates revenue in more than 120 countries.  As of June 30, 2020, six of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance, of which only the United States accounted for greater than 10% of such receivables.

As of June 30, 2020, Schlumberger had $3.6 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $8.0 billion that support commercial paper programs, of which $6.2 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at June 30, 2020 were $1.8 billion.

FORWARD-LOOKING STATEMENTS

This second-quarter 2020 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its segments (and for specified products or geographic areas within each segment); oil and natural gas demand and production growth; oil and natural gas prices; pricing; Schlumberger’s response to, and preparedness for, the COVID-19 pandemic; access to raw materials; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger and Schlumberger’s customers; Schlumberger’s digital strategy; Schlumberger’s restructuring efforts and charges recorded as a result of such efforts; our effective tax rate; Schlumberger’s APS projects, joint ventures, and alliances; future global economic and geopolitical conditions; and future results of operations. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers, particularly during extended periods of low prices for crude oil and natural gas; Schlumberger’s inability to sufficiently monetize assets; the extent of future charges; general economic, geopolitical, and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; Schlumberger’s inability to recognize intended benefits from its business strategies and initiatives, such as digital or new energy, as well as our restructuring and structural cost reduction plans; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Statements in this second-quarter 2020 Form 10-Q are made as of July 29, 2020, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 11—Contingencies, in the accompanying Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of June 30, 2020, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the second quarter of 2020.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the second quarter of 2020 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

Exhibit 4.1—Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)

Exhibit 4.2—Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on June 26, 2020)

* Exhibit 22—Issuer of Registered Guaranteed Debt Securities

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

Schlumberger Limited (Registrant)
Date:	July 29, 2020	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory