Form 10-Q
period 2020-09-30
SCHLUMBERGER LIMITED/NV
filed 2020-10-21
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,392,030,009

SCHLUMBERGER LIMITED

Third Quarter 2020 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF LOSS

(Unaudited)

	(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2020	2019	2020	2019
Revenue
Services	$3,666	$6,332	$12,812	$18,390
Product sales	1,592	2,209	5,257	6,299
Total Revenue	5,258	8,541	18,069	24,689
Interest & other income	22	21	94	61
Expenses
Cost of services	3,127	5,371	11,236	15,794
Cost of sales	1,497	2,014	4,936	5,800
Research & engineering	137	176	452	527
General & administrative	85	120	293	345
Impairments & other	350	12,692	12,596	12,692
Interest	138	160	419	462
Loss before taxes	(54)	(11,971)	(11,769)	(10,870)
Tax expense (benefit)	19	(598)	(901)	(420)
Net loss	(73)	(11,373)	(10,868)	(10,450)
Net income attributable to noncontrolling interests	9	10	24	20
Net loss attributable to Schlumberger	$(82)	$(11,383)	$(10,892)	$(10,470)

Basic loss per share of Schlumberger	$(0.06)	$(8.22)	$(7.84)	$(7.56)

Diluted loss per share of Schlumberger	$(0.06)	$(8.22)	$(7.84)	$(7.56)

Average shares outstanding:
Basic	1,391	1,385	1,389	1,385
Assuming dilution	1,391	1,385	1,389	1,385

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2020	2019	2020	2019
Net loss	$(73)	$(11,373)	$(10,868)	$(10,450)
Currency translation adjustments
Unrealized net change arising during the period	(94)	(21)	(200)	18
Cash flow hedges
Net gain (loss) on cash flow hedges	36	(27)	(195)	(31)
Reclassification to net income of net realized loss	7	3	12	7
Pension and other postretirement benefit plans
Amortization to net loss of net actuarial loss	48	23	150	70
Amortization to net loss of net prior service credit	(2)	(2)	(13)	(8)
Impact of curtailment	-	-	(69)	-
Income taxes on pension and other postretirement benefit plans	-	(1)	10	(3)
Comprehensive loss	(78)	(11,398)	(11,173)	(10,397)
Comprehensive income attributable to noncontrolling interests	9	10	24	20
Comprehensive loss attributable to Schlumberger	$(87)	$(11,408)	$(11,197)	$(10,417)

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2020	Dec. 31,
	(Unaudited)	2019
ASSETS
Current Assets
Cash	$1,219	$1,137
Short-term investments	2,618	1,030
Receivables less allowance for doubtful accounts (2020 - $299; 2019 - $255)	5,552	7,747
Inventories	3,542	4,130
Other current assets	1,284	1,486
	14,215	15,530
Investments in Affiliated Companies	1,436	1,565
Fixed Assets less accumulated depreciation	7,396	9,270
Multiclient Seismic Data	344	568
Goodwill	12,968	16,042
Intangible Assets	3,573	7,089
Deferred Taxes	33	-
Other Assets	4,101	6,248
	$44,066	$56,312
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,201	$10,663
Estimated liability for taxes on income	974	1,209
Short-term borrowings and current portion of long-term debt	1,292	524
Dividends payable	184	702
	11,651	13,098
Long-term Debt	16,471	14,770
Postretirement Benefits	854	967
Deferred Taxes	-	491
Other Liabilities	2,721	2,810
	31,697	32,136
Equity
Common stock	12,921	13,078
Treasury stock	(3,055)	(3,631)
Retained earnings	6,818	18,751
Accumulated other comprehensive loss	(4,743)	(4,438)
Schlumberger stockholders’ equity	11,941	23,760
Noncontrolling interests	428	416
	12,369	24,176
	$44,066	$56,312

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,868)	$(10,450)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairments and other charges	12,596	12,692
Depreciation and amortization (1)	1,983	2,741
Deferred taxes	(1,147)	(833)
Stock-based compensation expense	318	329
Earnings of equity method investments, less dividends received	(18)	2
Change in assets and liabilities: (2)
Decrease (increase) in receivables	2,159	(429)
Increase in inventories	(24)	(400)
Decrease (increase) in other current assets	202	(127)
Decrease (increase) in other assets	25	(12)
Decrease in accounts payable and accrued liabilities	(2,898)	(266)
Decrease in estimated liability for taxes on income	(261)	(118)
Decrease in other liabilities	(14)	(19)
Other	13	69
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,066	3,179
Cash flows from investing activities:
Capital expenditures	(858)	(1,230)
APS investments	(252)	(526)
Multiclient seismic data costs capitalized	(86)	(181)
Business acquisitions and investments, net of cash acquired	(33)	(21)
(Purchase) sale of investments, net	(1,597)	238
Net proceeds from divestitures	325	-
Other	(98)	(88)
NET CASH USED IN INVESTING ACTIVITIES	(2,599)	(1,808)
Cash flows from financing activities:
Dividends paid	(1,560)	(2,077)
Proceeds from employee stock purchase plan	146	196
Proceeds from exercise of stock options	-	23
Stock repurchase program	(26)	(278)
Proceeds from issuance of long-term debt	5,837	3,973
Repayment of long-term debt	(3,811)	(3,396)
Net increase (decrease) in short-term borrowings	96	(44)
Other	(51)	(18)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	631	(1,621)
Net increase in cash before translation effect	98	(250)
Translation effect on cash	(16)	-
Cash, beginning of period	1,137	1,433
Cash, end of period	$1,219	$1,183

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2020 – September 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2020	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176
Net loss			(10,892)		24	(10,868)
Currency translation adjustments				(200)	2	(198)
Changes in fair value of cash flow hedges				(183)		(183)
Pension and other postretirement benefit plans				78		78
Vesting of restricted stock	(152)	152				-
Shares issued under employee stock purchase plan	(298)	444				146
Stock repurchase program		(26)				(26)
Stock-based compensation expense	318					318
Dividends declared ($0.75 per share)			(1,041)			(1,041)
Other	(25)	6			(14)	(33)
Balance, September 30, 2020	$12,921	$(3,055)	$6,818	$(4,743)	$428	$12,369

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2019 – September 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2019	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586
Net loss			(10,470)		20	(10,450)
Currency translation adjustments				18	(4)	14
Changes in fair value of cash flow hedges				(24)		(24)
Pension and other postretirement benefit plans				59		59
Shares sold to optionees, less shares exchanged	(26)	49				23
Vesting of restricted stock	(146)	146				-
Shares issued under employee stock purchase plan	(249)	445				196
Stock repurchase program		(278)				(278)
Stock-based compensation expense	329					329
Dividends declared ($1.50 per share)			(2,077)			(2,077)
Other	(28)	3			(26)	(51)
Balance, September 30, 2019	$13,012	$(3,641)	$19,111	$(4,569)	$414	$24,327

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2020 – September 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2020	$13,044	$(3,339)	$7,073	$(4,738)	$416	$12,456
Net loss			(82)		9	(73)
Currency translation adjustments				(94)	4	(90)
Changes in fair value of cash flow hedges				43		43
Pension and other postretirement benefit plans				46		46
Vesting of restricted stock	(21)	21				-
Shares issued under employee stock purchase plan	(203)	264				61
Stock-based compensation expense	105					105
Dividends declared ($0.125 per share)			(173)			(173)
Other	(4)	(1)			(1)	(6)
Balance, September 30, 2020	$12,921	$(3,055)	$6,818	$(4,743)	$428	$12,369

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2019 – September 30, 2019	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2019	$13,037	$(3,827)	$31,186	$(4,544)	$421	$36,273
Net loss			(11,383)		10	(11,373)
Currency translation adjustments				(21)	(4)	(25)
Changes in fair value of cash flow hedges				(24)		(24)
Pension and other postretirement benefit plans				20		20
Shares sold to optionees, less shares exchanged	(20)	20				-
Vesting of restricted stock	(134)	245				111
Stock repurchase program		(79)				(79)
Stock-based compensation expense	135					135
Dividends declared ($0.50 per share)			(692)			(692)
Other	(6)				(13)	(19)
Balance, September 30, 2019	$13,012	$(3,641)	$19,111	$(4,569)	$414	$24,327

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2020	1,434	(49)	1,385
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	6	6
Stock repurchase program	-	(1)	(1)
Balance, September 30, 2020	1,434	(42)	1,392

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.  The December 31, 2019 balance sheet information has been derived from the Schlumberger 2019 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on January 22, 2020.

On August 31, 2020, Schlumberger and Liberty Oilfield Services Inc. (“Liberty”) entered into an agreement for the contribution to Liberty of OneStim®, Schlumberger’s onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating, and Permian frac sand businesses, in exchange for a 37% equity interest in Liberty.  The transaction is expected to close in the fourth quarter of 2020 and is subject to Liberty stockholder approval and other customary closing conditions.  OneStim represented approximately 5% of Schlumberger’s consolidated revenue for the nine months ended September 30, 2020.

2.   Charges and Credits

Schlumberger recorded the following charges and credits during 2020, all of which are classified in Impairments & other in the Consolidated Statement of Loss:

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible asset impairments	3,321	(815)	2,506
Asset Performance Solutions investments	1,264	4	1,268
North America pressure pumping impairment	587	(133)	454
Workforce reductions	202	(7)	195
Other	79	(9)	70
Valuation allowance	-	164	164
Second quarter:
Workforce reductions	1,021	(71)	950
Asset Performance Solutions investments	730	(15)	715
Fixed asset impairments	666	(52)	614
Inventory write-downs	603	(49)	554
Right-of-use asset impairments	311	(67)	244
Costs associated with exiting certain activities	205	25	230
Multiclient seismic data impairment	156	(2)	154
Repurchase of bonds	40	(2)	38
Postretirement benefits curtailment gain	(69)	16	(53)
Other	60	(4)	56
Third quarter:
Facility exit charges	254	(39)	215
Workforce reductions	63	-	63
Other	33	(1)	32
	$12,596	$(1,057)	$11,539

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

•

The negative market indicators described above were triggering events that indicated that certain of Schlumberger’s long-lived intangible and tangible assets may have been impaired.  Recoverability testing indicated that certain long-lived assets were impaired.  The estimated fair value of these assets was determined to be below their carrying value.  As a result, Schlumberger recorded the following impairment charges:

-

$3.3 billion relating to intangible assets, of which $2.2 billion relates to Schlumberger’s 2016 acquisition of Cameron International Corporation and $1.1 billion relates to Schlumberger’s 2010 acquisition of Smith International, Inc.  Following this impairment charge, the carrying value of the impaired intangible assets was approximately $0.9 billion.

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

Second quarter 2020:

•

As previously noted, late in the first quarter of 2020 geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time as demand weakened due to the worldwide effects of the COVID-19 pandemic, which led to a collapse in oil prices.  As a result, the second quarter of 2020 was the most challenging quarter in decades.  Schlumberger responded to these market conditions by taking actions to restructure its business and rationalize its asset base during the second quarter of 2020.  These actions included reducing headcount, closing facilities and exiting business lines in certain countries.  Additionally, due to the resulting activity decline, Schlumberger had assets that would no longer be utilized.  As a consequence of these circumstances and decisions, Schlumberger recorded the following restructuring and asset impairment charges:

-	$1.021 billion of severance associated with reducing its workforce by more than 21,000 employees.
-	$730 million relating to the carrying value of certain APS projects in Latin America.
-	$666 million of fixed asset impairments primarily relating to equipment that would no longer be utilized and facilities it exited.
-	$603 million write-down of the carrying value of inventory to its net realizable value.
-	$311 million write-down of right-of-use assets under operating leases associated with leased facilities Schlumberger exited and excess equipment.
-	$205 million of costs associated with exiting certain activities.
-	$156 million impairment of certain multiclient seismic data.
-	$60 million of other costs, including a $42 million increase in the allowance for the doubtful accounts.

•	During the second quarter of 2020, Schlumberger repurchased certain Senior Notes (see Note 9 – Long-term Debt), which resulted in a $40 million charge.

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

Third quarter 2020:

•	During the third quarter of 2020 Schlumberger recorded the following restructuring charges:
-	$254 million of facility exit charges as Schlumberger continued to rationalize its real estate footprint relating to both leased and owned facilities.
-	$63 million of severance.
-	$33 million of other charges.

As market conditions evolve and Schlumberger continues to develop its strategy to deal with such conditions, it may result in further restructuring and/or impairment charges in future periods.

2019

In connection with the preparation of its third quarter 2019 financial statements, Schlumberger recorded the following charges, all of which are classified as Impairments & other in the Consolidated Statement of Loss:

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$8,828	$(43)	$8,785
Intangible assets	1,085	(248)	837
North America pressure pumping	1,575	(344)	1,231
Other North America-related	310	(53)	257
Argentina	127	-	127
Equity-method investments	231	(12)	219
Asset Performance Solutions investments	294	-	294
Other	242	(13)	229
	$12,692	$(713)	$11,979

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

•

The negative market indicators described above, combined with deteriorating market conditions in North America, as well as the results of the previously mentioned fair value determinations of certain of Schlumberger’s reporting units and the appointment of a new Chief Executive Officer (as described below), were all triggering events that indicated that certain of Schlumberger’s long-lived tangible and intangible assets may have been impaired.

Recoverability testing, which was performed as of August 31, 2019, indicated that long-lived assets associated with certain asset groups were impaired.  The estimated fair value of these asset groups was determined to be below their carrying value.  As a result, Schlumberger recorded the following impairment and related charges:

-

$1.085 billion of intangible assets, of which $842 million related to Schlumberger’s 2010 acquisition of Smith International, Inc.  The remaining $243 million primarily related to other acquisitions in North America.

-

$1.575 billion of charges relating to Schlumberger’s pressure pumping business in North America.  This amount consisted of $1.324 billion of pressure pumping equipment and related assets; $98 million of right-of-use assets under operating leases; $121 million relating to a supply contract; $19 million of inventory; and $13 million of severance.

-

$310 million of charges primarily relating to other businesses in North America, consisting of $230 million of fixed asset impairments, $70 million of inventory write-downs and $10 million of severance.

•

As a result of the ongoing economic challenges in Argentina, Schlumberger recorded $127 million of charges during the third quarter of 2019.  This consisted of $72 million of asset impairments, a $26 million devaluation charge and $29 million of severance.

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

The fair value of certain of these impaired assets was estimated based on the present value of projected future cash flows that the underlying assets were expected to generate.  Such estimates included unobservable inputs that required significant judgment.

There were no charges or credits recorded during the first six months of 2019.

3.   Loss Per Share

The following is a reconciliation from basic loss per share of Schlumberger to diluted loss per share of Schlumberger:

(Stated in millions, except per share amounts)

	2020			2019
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Third Quarter
Basic	$(82)	1,391	$(0.06)	$(11,383)	1,385	$(8.22)
Unvested restricted stock	-	-		-	-
Diluted	$(82)	1,391	$(0.06)	$(11,383)	1,385	$(8.22)

	2020			2019
	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Nine Months
Basic	$(10,892)	$1,389	$(7.84)	$(10,470)	$1,385	$(7.56)
Unvested restricted stock	-	-		-	-
Diluted	$(10,892)	$1,389	$(7.84)	$(10,470)	$1,385	$(7.56)

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted loss per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2020	2019	2020	2019
Employee stock options	49	47	49	40
Unvested restricted stock	18	-	18	-

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2020	2019
Raw materials & field materials	$1,609	$1,857
Work in progress	520	515
Finished goods	1,413	1,758
	$3,542	$4,130

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2020	2019
Property, plant & equipment	$32,128	$35,009
Less: Accumulated depreciation	24,732	25,739
	$7,396	$9,270

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2020	2019
Third Quarter	$385	$499
Nine Months	$1,251	$1,525

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the nine months ended September 30, 2020 was as follows:

(Stated in millions)

Balance at December 31, 2019	$568
Capitalized in period	86
Charged to expense	(132)
Impairments (See Note 2)	(156)
Other	(22)
$344

7.   Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance at December 31, 2019	$4,560	$7,092	$3,949	$441	$16,042
Impairment (See Note 2)	-	(1,659)	(1,228)	(183)	(3,070)
Impact of changes in exchange rates and other	-	10	(17)	3	(4)
Balance at September 30, 2020	$4,560	$5,443	$2,704	$261	$12,968

8.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2020			Dec. 31, 2019
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,744	$467	$1,277	$3,779	$868	$2,911
Technology/technical know-how	1,290	467	823	2,498	779	1,719
Tradenames	767	157	610	1,885	264	1,621
Other	1,548	685	863	1,514	676	838
	$5,349	$1,776	$3,573	$9,676	$2,587	$7,089

Amortization expense charged to income was as follows:

(Stated in millions)

	2020	2019
Third Quarter	$79	$156
Nine Months	$292	$480

Based on the net book value of intangible assets at September 30, 2020, amortization charged to income for the subsequent five years is estimated to be: fourth quarter of 2020—$81 million; 2021—$305 million; 2022—$298 million; 2023—$286 million; 2024—$259 million; and 2025—$252 million.

9.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2020	2019
3.65% Senior Notes due 2023	$1,496	$1,495
3.90% Senior Notes due 2028	1,449	1,444
1.375% Guaranteed Notes due 2026	1,163	-
2.00% Guaranteed Notes due 2032	1,163	-
0.25% Notes due 2027	1,058	550
0.50% Notes due 2031	1,058	544
2.65% Senior Notes due 2030	1,250	-
2.40% Senior Notes due 2022	999	998
4.00% Senior Notes due 2025	930	929
4.30% Senior Notes due 2029	845	845
3.75% Senior Notes due 2024	746	746
1.00% Guaranteed Notes due 2026	704	665
2.65% Senior Notes due 2022	598	598
0.00% Notes due 2024	588	551
1.40% Senior Notes due 2025	498	-
3.63% Senior Notes due 2022	295	294
7.00% Notes due 2038	206	208
5.95% Notes due 2041	114	114
5.13% Notes due 2043	99	99
4.00% Notes due 2023	80	81
3.70% Notes due 2024	55	55
3.30% Senior Notes due 2021	-	1,597
4.20% Senior Notes due 2021	-	600
Commercial paper borrowings	1,077	2,222
Other	-	135
	$16,471	$14,770

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at September 30, 2020 and December 31, 2019, was $17.2 billion and $15.3 billion, respectively.

During the second quarter of 2020, Schlumberger entered into a €1.54 billion committed revolving credit facility.  This one-year facility can be extended at Schlumberger’s option for up to an additional year.  At September 30, 2020 no amounts had been drawn under this facility.

At September 30, 2020, Schlumberger had separate committed credit facility agreements aggregating $8.06 billion with commercial banks, of which $6.98 billion was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $1.81 billion matures in April 2021, $2.75 billion matures in February 2023, $2.0 billion matures in February 2025 and $1.5 billion matures in July 2025  .  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under the commercial paper programs at September 30, 2020 were $1.08 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.  At December 31, 2019, borrowings under the commercial paper programs were $2.22 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

During the first quarter of 2020, Schlumberger issued €400 million of 0.25% Notes due 2027 and €400 million of 0.50% Notes due 2031.

During the second quarter of 2020, Schlumberger issued €1.0 billion of 1.375% Guaranteed Notes due 2026, $900 million of 2.65% Senior Notes due 2030 and €1.0 billion of 2.00% Guaranteed Notes due 2032.

During the second quarter of 2020, Schlumberger repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021.  Schlumberger paid a premium of approximately $40 million in connection with these repurchases.  This premium was classified in Impairments & other in the Consolidated Statement of Loss.  See Note 2 – Charges and Credits.

During the second quarter of 2020, Schlumberger established a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies.  At September 30, 2020, Schlumberger had not issued any debt under this program.

During the third quarter of 2020, Schlumberger issued $500 million of 1.40% Senior Notes due 2025 and $350 million of 2.65% Senior Notes due 2030.

During the third quarter of 2019, Schlumberger issued €500 million of 0.00% Notes due 2024, €500 million of 0.25% Notes due 2027 and €500 million of 0.50% Notes due 2031.

In September 2019, Schlumberger repurchased $783 million of its 3.00% Senior Notes due 2020 and $321 million of its 3.625% Senior Notes due 2022. Schlumberger paid a premium of $29 million in connection with these repurchases. This premium was classified as Impairments & other in the Consolidated Statement of Loss. (See Note 2 - Charges and Credits.)

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

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both wholly-owned subsidiaries of Schlumberger.

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

At September 30, 2020, Schlumberger had fixed rate debt aggregating $16.6 billion and variable rate debt aggregating $1.2 billion.

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

During the second quarter of 2020, a US-dollar functional currency subsidiary of Schlumberger issued €2.0 billion of Euro-denominated debt. Schlumberger entered into cross-currency swaps for an aggregate notional amount of €1.85 billion in order to hedge changes in the fair value of its €1.0 billion of 1.375% Guaranteed Notes due 2026 and €0.85 billion of 2.00% Guaranteed Notes due 2032. These cross-currency swaps effectively convert the swapped portion of the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.77% and 3.45%, respectively. Schlumberger hedged its exposure to currency fluctuations on the remaining €0.15 billion of Euro-denominated debt issued by using foreign currency forward contracts that are not designated as hedges for accounting purposes.

During the third quarter of 2020, a Canadian dollar functional currency subsidiary of Schlumberger issued $0.5 billion of US dollar denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of $0.5 billion in order to hedge changes in the fair value of its $0.5 billion 1.40% Senior Notes due 2025. These cross-currency swaps effectively convert the US dollar notes to Canadian dollar denominated debt with a fixed annual interest rate of 1.73%.

Schlumberger is exposed to changes in the fair value of assets and liabilities that are denominated in currencies other than the functional currency.  While Schlumberger uses foreign currency forward contracts and foreign currency options to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes.  Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet, and changes in the fair value are recognized in the Consolidated Statement of Loss as are changes in fair value of the hedged item.

At September 30, 2020, contracts were outstanding for the US dollar equivalent of $10.9 billion in various foreign currencies, of which $6.7 billion relates to hedges of debt denominated in currencies other than the functional currency.

At September 30, 2020, Schlumberger recognized a cumulative $218 million loss in Accumulated Other Comprehensive Loss relating to changes in the fair value of foreign currency forward contracts and cross-currency swaps.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Loss was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Loss
	Third Quarter		Nine Months
	2020	2019	2020	2019	Consolidated Statement of Loss Classification
Derivatives designated as cash flow hedges:
Foreign exchange contracts	$(7)	$(3)	$(12)	$(7)	Cost of services/sales
Cross currency swaps	197	(2)	347	(40)	Cost of services/sales
	$190	$(5)	$335	$(47)
Derivatives not designated as hedges:
Foreign exchange contracts	$(14)	$-	$(12)	$(8)	Cost of services/sales

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

12.   Segment Information

		(Stated in millions)

	Third Quarter 2020		Third Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,010	$169	$1,651	$360
Drilling	1,519	144	2,469	306
Production	1,801	227	3,153	288
Cameron	965	60	1,363	173
Eliminations & other	(37)	(25)	(95)	(31)
		575		1,096
Corporate & other (1)		(151)		(231)
Interest income (2)		3		7
Interest expense (3)		(131)		(151)
Charges and credits (4)		(350)		(12,692)
	$5,258	$(54)	$8,541	$(11,971)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in 2020; $1 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in 2020; $9 million in 2019).
(4)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Nine Months 2020		Nine Months 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,372	$538	$4,669	$959
Drilling	5,540	594	7,275	914
Production	6,119	464	9,120	740
Cameron	3,235	262	3,949	486
Eliminations & other	(197)	(111)	(324)	(127)
		1,747		2,972
Corporate & other (1)		(548)		(742)
Interest income (2)		25		25
Interest expense (3)		(397)		(433)
Charges and credits (4)		(12,596)		(12,692)
	$18,069	$(11,769)	$24,689	$(10,870)

Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2020; $6 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($22 million in 2020; $29 million in 2019).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2020	2019	2020	2019
North America	$1,157	$2,850	$4,620	$8,389
Latin America	707	1,014	2,195	3,121
Europe/CIS/Africa	1,397	2,062	4,597	5,665
Middle East & Asia	1,987	2,553	6,559	7,343
Eliminations & other	10	62	98	171
	$5,258	$8,541	$18,069	$24,689

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2020
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$143	$863	$4	$1,010
Drilling	226	1,265	28	1,519
Production	462	1,338	1	1,801
Cameron	326	646	(7)	965
Other	-	(21)	(16)	(37)
	$1,157	$4,091	$10	$5,258

	Third Quarter 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$299	$1,347	$5	$1,651
Drilling	552	1,861	56	2,469
Production	1,426	1,726	1	3,153
Cameron	589	772	2	1,363
Other	(16)	(77)	(2)	(95)
	$2,850	$5,629	$62	$8,541

		(Stated in millions)

	Nine Months 2020
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$508	$2,851	$13	$3,372
Drilling	1,018	4,404	118	5,540
Production	1,937	4,180	2	6,119
Cameron	1,173	2,048	14	3,235
Other	(16)	(132)	(49)	(197)
	$4,620	$13,351	$98	$18,069

	Nine Months 2019
	North		Eliminations
	America	International	& other	Total
Reservoir Characterization	$756	$3,898	$15	$4,669
Drilling	1,680	5,435	160	7,275
Production	4,218	4,900	2	9,120
Cameron	1,771	2,146	32	3,949
Other	(36)	(250)	(38)	(324)
	$8,389	$16,129	$171	$24,689

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both September 30, 2020 and December 31, 2019.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $2.7 billion at September 30, 2020, of which approximately 65% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.0 billion at September 30, 2020 and $0.9 billion at December 31, 2019.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

13.   Pension and Other Postretirement Benefit Plans

Net pension cost (credit) for the Schlumberger pension plans included the following components:

(Stated in millions)

	Third Quarter				Nine Months
	2020		2019		2020		2019
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost	$10	$31	$14	$32	$41	$105	$41	$96
Interest cost	36	76	45	82	111	226	136	248
Expected return on plan assets	(58)	(148)	(58)	(148)	(175)	(443)	(173)	(446)
Amortization of prior service cost	2	-	3	2	6	-	7	6
Amortization of net loss	9	39	7	16	31	119	23	47
	$(1)	$(2)	$11	$(16)	$14	$7	$34	$(49)

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Third Quarter		Nine Months
	2020	2019	2020	2019
Service cost	$5	$8	$23	$23
Interest cost	7	12	27	36
Expected return on plan assets	(19)	(16)	(52)	(49)
Amortization of prior service credit	(4)	(7)	(19)	(21)
Curtailment gain	-	-	(69)	-
	$(11)	$(3)	$(90)	$(11)

Due to the actions taken by Schlumberger to reduce its global workforce during 2020, Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in its US postretirement medical plan. Accordingly, Schlumberger recorded a curtailment gain of $69 million during the second quarter of 2020 relating to this plan. The curtailment gain includes recognition of the decrease in the benefit obligation as well as a portion of the previously unrecognized prior service credit, reflecting the reduction in expected years of future service.  As a result of the curtailment, Schlumberger performed a remeasurement of the plan, which had an immaterial impact.  This gain was classified in Impairments & other in the Consolidated Statement of Loss.  See Note 2 – Charges and Credits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2020 Compared to Second Quarter 2020

		(Stated in millions)

	Third Quarter 2020		Second Quarter 2020
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,010	$169	$1,052	$185
Drilling	1,519	144	1,731	165
Production	1,801	227	1,615	25
Cameron	965	60	1,015	80
Eliminations & other	(37)	(25)	(57)	(59)
		575		396
Corporate & other (1)		(151)		(169)
Interest income (2)		3		7
Interest expense (3)		(131)		(137)
Charges and credits (4)		(350)		(3,724)
	$5,258	$(54)	$5,356	$(3,627)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in Q3 2020; $- million in Q2 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in Q3 2020; $7 million in Q2 2020).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Third-quarter 2020 revenue declined 2% sequentially, as North America revenue was 2% lower and international revenue declined 1%. In North America land, increased completions activity on drilled but uncompleted (“DUC”) wells was offset by reduced drilling in US land. North America offshore was affected by reduced rig activity, lower multiclient seismic license sales, and hurricane disruption.

International revenue was driven by higher activity in Latin America, boosted by the resumption of production in the Asset Performance Solutions (“APS”) projects in Ecuador and increased seasonal summer activity in the North Sea and Russia. These increases were offset by the effects of rig count declines and extended COVID-19 disruptions in Africa and in the Middle East & Asia.

Looking to the fourth quarter of 2020, Schlumberger expects to continue to benefit from the effectiveness of its strategy, disciplined approach to North America, and broad strength of its international business, as reflected in the third-quarter results. In North America, the conditions are set for continued momentum, with improving DUC well completion activity in US land and a modest drilling resumption in the US and Canada. International activity is steady following the budget resets completed in the third quarter and activity will be affected by the seasonal decline in the Northern Hemisphere, partly offset by muted year-end product and multiclient license sales.

Overall internationally, Schlumberger views the next two quarters as a period of transition for our industry at the trough of this cycle. Improving demand recovery supported by various government measures to stimulate economic activity and continued supply discipline from the major producers set the conditions for a long-term activity rebound. However, while the global lockdowns are evolving and vaccine development is progressing, the near-term recovery remains fragile owing to potential subsequent waves of COVID-19 that could pose a significant risk to this outlook.

On August 31, 2020, Schlumberger and Liberty Oilfield Services Inc. (“Liberty”) entered into an agreement for the contribution to Liberty of OneStim®, Schlumberger’s onshore hydraulic fracturing business in the United Stated and Canada, including its pressure pumping, pumpdown perforating, and Permian frac sand businesses, in exchange for a 37% equity interest in Liberty.  The transaction is expected to close in the fourth quarter of 2020 and is subject to Liberty stockholder approval and other customary closing conditions.  OneStim represented approximately 5% of Schlumberger’s consolidated revenue for the nine months ended September 30, 2020.

Reservoir Characterization

Reservoir Characterization revenue of $1.0 billion decreased 4% sequentially. North America and international revenues declined 14% and 2%, respectively. This was mainly due to lower WesternGeco® multiclient seismic license sales in North America offshore. Revenue was also lower in the Middle East due to reduced WesternGeco activity as a result of a completed project and lower Testing Services activity due to project cancellations and delays.

Reservoir Characterization pretax operating margin of 17% contracted 90 basis points (“bps”) sequentially due to lower sales of WesternGeco multiclient seismic licenses, which impacted North America margin, while international margin was flat sequentially.

Drilling

Drilling revenue of $1.5 billion decreased 12% sequentially. North America and international revenues declined 16% and 11%, respectively. The revenue decline in North America was primarily due to lower activity in US land as rig count dropped 29%, along with rig count reductions and activity disruptions in the US Gulf of Mexico due to a more active hurricane season. In addition, extended COVID-19 disruptions caused drilling activities to be suspended or deferred in several international GeoMarkets.

Drilling pretax operating margin of 10% was essentially flat sequentially, despite the significant revenue decline. Margin was resilient both in North America and internationally supported by prompt cost reduction measures.

Production

Production revenue of $1.8 billion increased 12% sequentially. North America and international revenues increased 13% and 11%, respectively. This was driven primarily by the gradual recovery in DUC well completions activity in US land and the resumption of APS production in Ecuador following a major landslide that led to the rupture of the main pipeline last quarter. OneStim revenue grew more than 50% sequentially as US-market stage counts increased by more than 30%.

Production pretax operating margin of 13% expanded by 11 percentage points sequentially. The margin expansion was due to the resumption of production in APS projects in Ecuador and improved profitability across each of Completions, Artificial Lift Solutions, and Well Services, supported by cost reduction measures. OneStim margin improved due to better operating leverage as revenue increased by more than 50%.

Cameron

Cameron revenue of $965 million decreased 5% sequentially primarily due to declines in the long-cycle businesses of OneSubsea® and Drilling Systems, driven by projects ending in Asia and Europe, coupled with the extended COVID-19 disruptions.

Cameron pretax operating margin of 6% declined by 162 bps sequentially. The margin contraction was primarily due to the unfavorable mix where contribution from the long-cycle businesses of OneSubsea and Drilling Systems was lower due to reduced activity.

Third Quarter 2020 Compared to Third Quarter 2019

		(Stated in millions)

	Third Quarter 2020		Third Quarter 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$1,010	$169	$1,651	$360
Drilling	1,519	144	2,469	306
Production	1,801	227	3,153	288
Cameron	965	60	1,363	173
Eliminations & other	(37)	(25)	(95)	(31)
		575		1,096
Corporate & other (1)		(151)		(231)
Interest income (2)		3		7
Interest expense (3)		(131)		(151)
Charges and credits (4)		(350)		(12,692)
	$5,258	$(54)	$8,541	$(11,971)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in 2020; $1 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($7 million in 2020; $9 million in 2019).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Third-quarter 2020 revenue of $5.3 billion was 38% lower compared to the same period last year due to the significant fall in North America activity while international activity dropped due to downward revisions to customer budgets accentuated by COVID-19 disruptions. North America revenue declined 59% reflecting the continued capital discipline of North America operators, who reduced drilling and frac activity. International revenue decreased 27% due to COVID-19-related disruptions, the drop in offshore activity, and reduced customer discretionary spending.

Reservoir Characterization

Third-quarter 2020 revenue of $1.0 billion decreased 39% year-on-year mainly due to lower Wireline and WesternGeco revenues as customers reduced activity due to COVID-19 and cut discretionary spending and exploration in several international GeoMarkets.

Year-on-year, pretax operating margin decreased 512 bps to 17% largely due to the revenue declines in Wireline and WesternGeco.

Drilling

Third-quarter 2020 revenue of $1.5 billion decreased 39% year-on-year primarily due to the activity decline in US land as rig count dropped significantly, while COVID-19 disruptions caused drilling activities to be cancelled or suspended in several international GeoMarkets. Revenue was also lower due to the divestiture of the Drilling Tools businesses at the end of the fourth quarter of 2019.

Year-on-year, pretax operating margin decreased 292 bps to 10% primarily due to the significant reduction in activity in North America.

Production

Third-quarter 2020 revenue of $1.8 billion decreased 43% year-on-year. This revenue decrease was driven by the sharp drop in OneStim pressure pumping activity in North America land as customers exercised capital discipline and revised budgets downward. Internationally, revenue was affected by COVID-19-related disruptions and reduced customer spending.

Year-on-year, pretax operating margin increased 347 bps to 13% despite the significant drop in revenue. Margin improvement was supported by cost reduction measures and reduced depreciation and amortization following the asset impairment charges relating to OneStim and APS that were recorded in the second quarter of 2020.

Cameron

Third-quarter 2020 revenue of $1.0 billion decreased 29% year-on-year primarily as a result of lower Valves & Process Systems and Surface Systems revenues in North America.

Year-on-year, pretax operating margin decreased 644 bps to 6% due to reduced Surface Systems and Valves & Process Systems profitability in North America and lower OneSubsea margins internationally.

Nine Months 2020 Compared to Nine Months 2019

		(Stated in millions)

	Nine Months 2020		Nine Months 2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Reservoir Characterization	$3,372	$538	$4,669	$959
Drilling	5,540	594	7,275	914
Production	6,119	464	9,120	740
Cameron	3,235	262	3,949	486
Eliminations & other	(197)	(111)	(324)	(127)
		1,747		2,972
Corporate & other (1)		(548)		(742)
Interest income (2)		25		25
Interest expense (3)		(397)		(433)
Charges and credits (4)		(12,596)		(12,692)
	$18,069	$(11,769)	$24,689	$(10,870)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2020; $6 million in 2019).
(3)	Interest expense excludes amounts which are included in the segments’ income ($22 million in 2020; $29 million in 2019).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2020 revenue of $18.1 billion was 27% lower compared to the same period last year due to the significant fall in North America activity, as well as the international activity drop due to downward revisions to customer budgets accentuated by COVID-19 disruptions.

North America revenue declined 45%, reflecting the continued capital discipline of North America operators, who reduced drilling and frac activity.  International revenue decreased 17%.  The decline was most prominent in Latin America, Europe, and Africa due to COVID-19-related restrictions, the drop in offshore activity, and the effect of the APS production interruption in Ecuador during the second quarter of 2020.

Reservoir Characterization

Nine-month 2020 revenue of $3.4 billion decreased 28% year-on-year primarily due to lower Wireline and WesternGeco revenue as customers reduced activity due to COVID-19 and cut discretionary spending and exploration in several international GeoMarkets.

Year-on-year, pretax operating margin decreased 459 bps to 16% due to reduced profitability largely in Wireline and WesternGeco.

Drilling

Nine-month 2020 revenue of $5.5 billion decreased 24% year-on-year due to the activity decline in US land as rig count decreased significantly, while COVID-19 disruptions caused drilling activities to be cancelled or suspended in several international GeoMarkets. Revenue was also lower due to the divestiture of the Drilling Tools businesses at the end of the fourth quarter of 2019.

Year-on-year, pretax operating margin decreased 184 bps to 11% primarily due to the decrease in revenue and COVID-19-related disruptions.

Production

Nine-month 2020 revenue of $6.1 billion decreased 33% year-on-year. This revenue decrease was primarily driven by the sharp drop in OneStim pressure-pumping activity in North America land, lower APS revenue due to the significant production interruption in Ecuador during the second quarter of 2020 and COVID-19-related disruptions.

Year-on-year, pretax operating margin was essentially flat at 8% despite the significant drop in revenue. The margin was resilient as it was supported by cost reduction measures as well as reduced depreciation and amortization following the asset impairment charges relating to OneStim and APS that were recorded in the second quarter of 2020.

Cameron

Nine-month 2020 revenue of $3.2 billion decreased 18% year-on-year driven by lower Valves & Process Systems and Surface Systems revenue in North America.

Year-on-year, pretax operating margin decreased 421 bps to 8% due to the revenue decline.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter		Nine Months
	2020	2019	2020	2019
Equity in net earnings of affiliated companies	$19	$13	$66	$30
Interest income	3	8	28	31
	$22	$21	$94	$61

The increases in earnings from equity method investments primarily relates to higher income associated with Schlumberger’s equity investments in rig- and seismic-related businesses.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and nine months ended September 30, 2020 and 2019 were as follows:

	Third Quarter		Nine Months
	2020	2019	2020	2019
Research & engineering	2.6%	2.1%	2.5%	2.1%
General & administrative	1.6%	1.4%	1.6%	1.4%

The effective tax rate for the third quarter of 2020 was (35)%, as compared to 5% for the same period of 2019.  The charges described in Note 2 to the Consolidated Financial Statements reduced the effective tax rate by 55 and 11 percentage points for the third quarter of 2020 and 2019, respectively, as a significant portion of these charges were not tax-effective.  Changes in the geographic mix of pretax earnings accounted for the remaining increase in the effective tax rate for the third quarter of 2020 as compared to the same period of 2019.

The effective tax rate for first nine months of 2020 was 8% as compared to 4% for the same period of 2019.  The charges and credits described in Note 2 to the Consolidated Financial Statements reduced the effective tax rate by 11 and 12 percentage points for the first nine months of 2020 and 2019, respectively, as a significant portion of these charges were not tax-effective.  Changes in the geographic mix of pretax earnings accounted for the remaining increase in the effective tax rate for the first nine months of 2020 as compared to the same period of 2019.

Charges and Credits

Schlumberger recorded the following charges and credits during 2020, which are fully described in Note 2 to the Consolidated Financial Statements:

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible asset impairments	3,321	(815)	2,506
Asset Performance Solutions investments	1,264	4	1,268
North America pressure pumping impairment	587	(133)	454
Workforce reductions	202	(7)	195
Other	79	(9)	70
Valuation allowance	-	164	164
Second quarter:
Workforce reductions	1,021	(71)	950
Asset Performance Solutions investments	730	(15)	715
Fixed asset impairments	666	(52)	614
Inventory write-downs	603	(49)	554
Right-of-use asset impairments	311	(67)	244
Costs associated with exiting certain activities	205	25	230
Multiclient seismic data impairment	156	(2)	154
Repurchase of bonds	40	(2)	38
Postretirement benefits curtailment gain	(69)	16	(53)
Other	60	(4)	56
Third quarter:
Facility exit charges	254	(39)	215
Workforce reductions	63	-	63
Other	33	(1)	32
	$12,596	$(1,057)	$11,539

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

The second quarter 2020 results did not include any benefit from reduced expenses associated with the second quarter restructuring and impairment charges. However, commencing with the third quarter of 2020, depreciation and amortization expense was reduced by approximately $80 million and lease expense was reduced by $25 million, on a quarterly basis.  Approximately $70 million of this quarterly reduction is reflected in the Production Segment, with the remaining $35 million reflected amongst the Reservoir Characterization, Drilling and Cameron segments.

The third quarter 2020 results did not include any benefit from reduced expenses associated with the third quarter restructuring charges. However, going forward depreciation and lease expense will be reduced by $15 million, on a quarterly basis. This quarterly reduction will be reflected amongst all of the segments.

2019

Schlumberger recorded the following charges in connection with the preparation of its third quarter 2019 financial statements, which are fully described in Note 2 to the Consolidated Financial Statements, all of which are classified in Impairment & other in the Consolidated Statement of Loss:

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$8,828	$(43)	$8,785
Intangible assets	1,085	(248)	837
North America pressure pumping	1,575	(344)	1,231
Other North America-related	310	(53)	257
Argentina	127	-	127
Equity-method investments	231	(12)	219
Asset Performance Solutions investments	294	-	294
Other	242	(13)	229
	$12,692	$(713)	$11,979

As these impairment charges were effective as of August 31, 2019, the third quarter 2019 results include a one-month reduction in depreciation and amortization expense of $27 million.  Approximately $21 million of this amount relates to the Production segment.  The remaining $6 million is reflected in the “Corporate & other” line item.

There were no charges or credits recorded during the first six months of 2019.

As market conditions evolve and Schlumberger continues to develop its strategy to deal with such conditions, it may result in further restructuring and/or impairment charges in future periods.

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

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment, Schlumberger has turned its strategic focus to cash conservation and protecting its balance sheet. As a result, in April 2020 Schlumberger announced a 75% reduction to its quarterly cash dividend. The revised dividend supports Schlumberger’s value proposition through a balanced approach of shareholder distributions and organic investment, while providing the flexibility to weather the uncertain environment. This decision reflects the Company’s focus on its capital stewardship program as well as its commitment to maintain both a strong liquidity position and a strong investment grade credit rating that provides privileged access to the financial markets.

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2020	2019	2019
Cash	$1,219	$1,183	$1,137
Short-term investments	2,618	1,109	1,030
Short-term borrowings and current portion of long-term debt	(1,292)	(340)	(524)
Long-term debt	(16,471)	(16,333)	(14,770)
Net debt (1)	$(13,926)	$(14,381)	$(13,127)

	Nine Months Ended Sept. 30,
Changes in Liquidity:	2020	2019
Net loss	$(10,868)	$(10,450)
Impairment and other charges	12,596	12,692
Depreciation and amortization (2)	1,983	2,741
Earnings of equity method investments, less dividends received	(18)	2
Deferred taxes	(1,147)	(833)
Stock-based compensation expense	318	329
Increase in working capital (3)	(822)	(1,340)
Other	24	38
Cash flow from operations	2,066	3,179
Capital expenditures	(858)	(1,230)
APS investments	(252)	(526)
Multiclient seismic data costs capitalized	(86)	(181)
Free cash flow (4)	870	1,242
Dividends paid	(1,560)	(2,077)
Proceeds from employee stock plans	146	196
Stock repurchase program	(26)	(278)
Business acquisitions and investments, net of cash acquired plus debt assumed	(33)	(21)
Net proceeds from divestitures	325	-
Impact of changes in foreign exchange rates on net debt	(372)	(87)
Other	(149)	(82)
Increase in net debt	(799)	(1,107)
Net debt, beginning of period	(13,127)	(13,274)
Net debt, end of period	$(13,926)	$(14,381)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(3)	Includes severance payments of approximately $699 million and $104 million during the nine months ended September 30, 2020 and 2019, respectively.
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

Key liquidity events during the first nine months of 2020 and 2019 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of September 30, 2020.  The Company did not repurchase any Schlumberger common stock during the third quarter of 2020.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2020	$26	0.8	$33.81
Nine months ended September 30, 2019	$278	7.0	$39.92

•

Capital expenditures were $0.9 billion during the first nine months of 2020 compared to $1.2 billion during the first nine months of 2019, respectively.  Capital expenditures for full-year 2020 are expected to be approximately $1.1 billion, representing a 35% decrease as compared to 2019.

•	During the third quarter of 2020, Schlumberger issued $500 million of 1.40% Senior Notes due 2025 and $350 million of 2.65% Senior Notes due 2030.

•	During the third quarter of 2019, Schlumberger issued €500 million of 0.00% Notes due 2024, €500 million of 0.25% Notes due 2027 and €500 million of 0.50% Notes due 2031.

•

During the second quarter of 2020, Schlumberger issued €1.0 billion of 1.375% Guaranteed Notes due 2026, $900 million of 2.650% Senior Notes due 2030 and €1.0 billion of 2.00% Guaranteed Notes due 2032.

•

During the second quarter of 2020, Schlumberger repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021.  Schlumberger paid a premium of approximately $40 million in connection with these repurchases.  This premium was classified in Impairments & other in the Consolidated Statement of Loss.  See Note 2 – Charges and Credits.

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

Schlumberger had a provision of $0.7 billion relating to the severance recorded on its Consolidated Balance Sheet as of September 30, 2020.  Approximately half of this balance is expected to be paid during the fourth quarter of 2020 with the remainder expected to be paid in 2021.

Schlumberger generates revenue in more than 120 countries.  As of September 30, 2020, six of those countries individually accounted for greater than 5% of Schlumberger’s net receivables balance.  The United States and Mexico each accounted for greater than 10% of such receivables.

As of September 30, 2020, Schlumberger had $3.8 billion of cash and short-term investments on hand.  Schlumberger had separate committed debt facility agreements aggregating $8.1 billion that support commercial paper programs, of which $7.0 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at September 30, 2020 were $1.1 billion.

FORWARD-LOOKING STATEMENTS

This third-quarter 2020 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its divisions (and for specified business lines or geographic areas within each division); oil and natural gas demand and production growth; oil and natural gas prices; pricing; Schlumberger’s response to, and preparedness for, the COVID-19 pandemic and other widespread health emergencies; access to raw materials; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger and Schlumberger’s customers; Schlumberger’s digital strategy; Schlumberger’s strategy for its North America operations; the expected benefits of, or timing to complete, the proposed OneStim transaction; Schlumberger’s restructuring efforts and charges recorded as a result of such efforts; our effective tax rate; Schlumberger’s APS projects, joint ventures, and alliances; future global economic and geopolitical conditions; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers, particularly during extended periods of low prices for crude oil and natural gas; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to sufficiently monetize assets; the extent of future charges; general economic, geopolitical, and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; Schlumberger’s inability to recognize intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its restructuring and structural cost reduction plans; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Statements in this third-quarter 2020 Form 10-Q are made as of October 21, 2020, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of September 30, 2020, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the third quarter of 2020.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the third quarter of 2020 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

Exhibit 4.1—Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)

Exhibit 4.2—Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on June 26, 2020)

Exhibit 4.3—Officers’ Certificate dated as of August 11, 2020, executed by Schlumberger Investment SA, as issuer, and Schlumberger Limited, as guarantor (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on August 11, 2020)

Exhibit 4.4—Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on September 18, 2020)

Exhibit 4.5—First Supplemental Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 1.400% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on September 18, 2020)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

Schlumberger Limited (Registrant)
Date:	October 21, 2020	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory