Form 10-K
period 2020-12-31
SCHLUMBERGER LIMITED/NV
filed 2021-01-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of June 30, 2020, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $25.50 billion.

As of December 31, 2020, the number of shares of common stock outstanding was 1,392,325,960.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, Schlumberger’s definitive proxy statement for its 2021 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2020 (the “2021 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “Schlumberger,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V.) and its consolidated subsidiaries.

Schlumberger is a technology company that partners with customers to access energy by providing leading digital solutions and deploying innovative technologies to enable performance and sustainability for the global energy industry.  Schlumberger collaborates to create technology that unlocks access to energy for the benefit of all.

Organizational Structure

During 2020, Schlumberger restructured its organization in order to prepare for a changing industry future.  This new structure is aligned with customer workflows and is directly linked to Schlumberger’s corporate strategy, a key element of which is customer collaboration.

The new organization consists of four Divisions that combine and integrate Schlumberger’s technologies, enhancing the portfolio of capabilities that support the emerging long-term growth opportunities in each of these market segments.

The four Divisions are:

•	Digital & Integration
•	Reservoir Performance
•	Well Construction
•	Production Systems

The role of the Divisions is to support Schlumberger in executing its customer-centric performance strategy and maintaining its industry leadership role in technology development and services integration.  The Divisions are collectively responsible for driving performance throughout their respective business lines; overseeing operational processes, resource allocation and personnel; and delivering superior financial results.

Digital & Integration – Combines Schlumberger’s software and seismic businesses with its integrated offering of Asset Performance Solutions (“APS”).  APS helps develop or redevelop fields while increasing production, improving cash flow, and extending recovery for customers by providing fit-for-purpose solutions.  Through digital solutions and technologies, supported by the future of software, digital, infrastructure, connected assets, and data, this Division enhances efficiency to improve asset and enterprise-wide performance for customers.

The primary offerings comprising this Division are:

•

Multiclient seismic surveys and data processing: WesternGeco® is a leading geophysical services supplier, providing comprehensive worldwide reservoir interpretation and data processing services.  It provides a highly efficient and scientifically advanced imaging platform to its customers.  Through access to the industry’s global marine fleet, it provides innovative and accurate subsurface imagery for multiclient surveys.  WesternGeco offers one of the industry’s most extensive multiclient libraries.

•

Digital solutions: Includes proprietary software, an expanding digital ecosystem, consulting services, information management and IT infrastructure services to customers in the energy industry.  Offers expert consulting services for reservoir characterization, field development planning and production enhancement, as well as industry-leading petrotechnical data services and training solutions.

•

Asset Performance Solutions: APS offers an integrated business model for field production projects.  This model combines Schlumberger’s services and products with drilling rig management and specialized engineering and project management expertise, to provide a complete solution to well construction and production improvement.

APS creates alignment between Schlumberger and the asset holder and/or the operator by Schlumberger receiving remuneration in line with its value creation.  These projects are generally focused on developing and co-managing production of customer assets under long-term agreements.  Schlumberger invests its own services and products and, in certain historical cases, cash into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products.  Instead, Schlumberger is generally compensated based on cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based on incremental production that it helps deliver above a mutually agreed baseline.

Reservoir Performance – Consists of reservoir-centric technologies and services that are critical to optimizing reservoir productivity and performance. Reservoir Performance develops and deploys innovative technologies and services to evaluate, intervene, and stimulate reservoirs that help customers understand subsurface assets and maximize their value.

The primary offerings comprising this Division are:

•

Wireline: Provides the information necessary to evaluate subsurface geology and fluids to plan and monitor well construction and to monitor and evaluate well production.  Offers both openhole and cased-hole services, including wireline logging and perforating.

•

Testing: Provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. Testing has a network of laboratories that conduct formation and fluid characterization.

•

Stimulation and Intervention: Provides services used during well completions, as well as those used to maintain optimal production throughout the life of a well.  Includes pressure pumping, well stimulation, and coiled tubing equipment for downhole mechanical well intervention, reservoir monitoring, and downhole data acquisition.

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada (“OneStim®”), including its pressure pumping, pumpdown perforating, and Permian frac sand businesses, to Liberty Oilfield Services Inc. (“Liberty”), in exchange for a 37% equity interest in Liberty.  OneStim’s historical results were reported as part of the Reservoir Performance Division through the closing of the transaction.

Well Construction – Combines the full portfolio of products and services to optimize well placement and performance, maximize drilling efficiency, and improve wellbore assurance.  Well Construction provides operators and drilling rig manufacturers with services and products related to designing and constructing a well.

The primary offerings comprising this Division are:

•

Drilling & Measurements: Provides mud logging services for geological and drilling surveillance, directional drilling, measurement-while-drilling and logging-while-drilling services for all well profiles as well as engineering support.

•	Drilling Fluids: Supplies individually engineered drilling fluid systems that improve drilling performance and maintain well control and wellbore stability throughout the drilling operation.

•	Drill Bits: Designs, manufactures and markets roller cone and fixed cutter drill bits for all environments.

•	Drilling Tools: Includes a wide variety of bottom-hole-assembly and borehole-enlargement technologies for drilling operations.

•	Well Cementing: Supports and protects well casings while isolating fluid zones and maximizing wellbore activity.

•

Integrated Well Construction: Provides integrated solutions to construct or change the architecture (re-entry) of wells, including well planning, well drilling, engineering, supervision, logistics, procurement and contracting of third parties, and drilling rig management.

•

Rigs and Equipment: Provides drilling equipment and services for shipyards, drilling contractors, energy companies and rental tool companies, as well as land drilling rigs and related services.  Drilling equipment falls into two broad categories: pressure control equipment and rotary drilling equipment.  These products are designed for either onshore or offshore applications and include drilling equipment packages, blowout preventers (“BOPs”), BOP control systems, connectors, riser systems, valves and choke manifold systems, top drives, mud pumps, pipe handling equipment, rig designs and rig kits.

Production Systems – Develops technologies and provides expertise that enhance production and recovery from subsurface reservoirs to the surface, into pipelines, and to refineries.  Production Systems provides a comprehensive portfolio of equipment and services including subsurface production systems, subsea and surface equipment and services, and midstream production systems.

The primary offerings comprising this Division are:

•	Artificial Lift: Provides production equipment and optimization services using electrical submersible pumps, gas lift equipment, progressing cavity pumps and surface horizontal pumping systems.

•

Completions Equipment: Supplies well completion services and equipment that include packers, safety valves and sand control technology, as well as a range of intelligent well completions technology and equipment.

•

OneSubsea®: Provides integrated solutions, products, systems and services for the subsea market, including integrated subsea production systems involving wellheads, subsea trees, manifolds and flowline connectors, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.

•	Surface: Designs and manufactures onshore and offshore platform wellhead systems and processing solutions, including valves, chokes, actuators and Christmas trees, and provides services to operators.

•

Valves: Serves portions of the upstream, midstream and downstream markets and provides valve products that are primarily used to control and direct the flow of hydrocarbons as they are moved from wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing.

•

Processing: Enables efficient monetization of subsurface assets using standard and custom-designed onshore, offshore and downstream processing and treatment systems, as well as unique, reservoir-driven, fit for purpose integrated production systems for accelerating first production and maximizing project economics.

Supporting the Divisions is a global network of research and engineering centers, through which Schlumberger advances its technology programs to enhance industry efficiency and sustainability, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value, while accomplishing these goals safely.

The Divisions are deployed around a geographical structure of five Basins:  Americas Land, Offshore Atlantic, Middle East and North Africa, Asia, and Russia and Central Asia.  The Basins are a collection of GeoUnits, which consist of a single country to several countries, that each have common themes in terms of strategy, economic and operational drivers, and technology needs.  With a strong focus on the customer and growth, the Basins are responsible for defining a Basin strategy in line with Schlumberger’s corporate strategy and identifying opportunities for future growth.

Corporate Strategy

Schlumberger’s ambition is to be its customers’ “performance partner” of choice, by putting the customer at the center of everything it does and by being the company that defines performance in the energy services industry.  Schlumberger’s strategy is structured around three major themes: (i) strengthen the core; (ii) expand the go-to-market; and (iii) next horizons of growth.

Strengthen the Core

Strengthening the core is focused on developing our people, collaborating with our customers and enhancing our technology performance to enable Schlumberger’s vision of customer performance.  Maintaining capital discipline is also a key element of strengthening the core—such as evaluating all investment decisions through the lens of return on capital rather than growth and evolving certain businesses into innovative models that are less capital intensive.

Expand the Go-to-Market

Schlumberger believes that a key shift in the industry is the greater prominence and interplay of regional, or basin-specific, supply and demand.  The industry is witnessing a decoupling of the activity characteristics of each major region, resulting in a unique set of dynamics for each oil and gas basin across the world.

There are four main regions increasingly competing against each other for market access to meet global, regional and domestic energy demand: North America Land; Middle East; Russia and Central Asia; and offshore.  These regions correspond to a different set of resource plays or basins, each facing different economic and operational drivers, which translates into different activity levels and cycles.  Current geopolitical uncertainties and trade conflicts will only amplify this trend, resulting in the transition from a global market toward a more localized supply and demand dynamic.

As basins around the world decouple, a key differentiator for Schlumberger will be its “fit-for-basin” approach and ability.  Basins have significantly different dynamics, including technological needs, in-country value, and market or technology access.  Schlumberger is developing and deploying basin-specific technology that helps its customers overcome the challenges of their respective regions.  In-country value enables regional efficiency and performance, while increasing local content and aligning with the strategic priorities of our clients.

Additionally, by employing different business models, Schlumberger will evolve the way it goes to market in certain regions. Schlumberger will seek to monetize its technology advantage by deploying alternative operating models such as selling or leasing selected technologies to regional service providers with a license to operate in these specific markets.  Schlumberger expects this approach to expand its total addressable market.

Next Horizons of Growth

Schlumberger’s history and culture have been based on leadership, science and innovation since its founders invented wireline logging as a technique for obtaining downhole data in oil and gas wells.  Continuing this tradition, Schlumberger will focus its future growth in two areas: digital innovation and new energy.

Schlumberger seeks to define the future of digital technology in the energy industry.  The application of digital technology in field operations has the potential to deliver a step-change in operational workflows to significantly elevate performance. To take the next step in performance that our customers need to deliver energy in today’s competitive environment, Schlumberger is developing and using digital solutions, focused on generating richer data and better insights, that will achieve performance not previously possible across the energy industry.

Schlumberger is leveraging its portfolio of proprietary digital technologies as well as technologies that have transformed other industries to enable our customers to make better and faster decisions.  Integrating digital technology into exploration and production (“E&P”) workflows requires extensive domain expertise in upstream hardware and software technologies and in the management and interpretation of vast amounts of subsurface and production data.  Schlumberger will continue to lead the digital transformation of the energy industry by applying its unique data and digital expertise to every facet of the E&P life cycle.

Through its New Energy portfolio, Schlumberger is investing in low carbon and carbon-neutral energy technologies that will provide a platform for future sustainable growth.  Schlumberger recognizes that its future will expand beyond oil and gas with the energy transition, and consequently the Company is positioning for significant growth opportunities for the long term.  Schlumberger New Energy is taking a business venture approach that will focus on energy efficiency and energy storage as a priority, aimed at developing unique positions in adjacent markets and introducing breakthrough technologies in energy verticals beyond oil and gas.  Schlumberger will utilize its domain expertise in areas adjacent to its existing activities where it can deliver at scale with its global footprint and execution platform.

Human Capital

At December 31, 2020, Schlumberger employed approximately 86,000 people representing more than 160 nationalities.

Schlumberger believes that the diversity of its workforce is one of its greatest strengths and aims to maintain its employee population diversity in proportion to the revenue derived from the countries in which it works.

Schlumberger recognizes that its ability to attract, develop, motivate and retain a highly competent and diverse workforce has been key to its success for many decades.  As a service company, Schlumberger believes it is critical for its people to communicate with its customers in their native languages and to share the values of the people in the countries where it works.  Furthermore, Schlumberger’s diverse workforce is better able to respond to, and deliver services and products that meet the unique expectations and requirements of, its stakeholders, including customers, suppliers and stockholders.  Schlumberger’s long-standing commitment to national and cultural diversity fosters a culture that is global in outlook, yet local in practice, which permeates every layer of the Company.

In addition to national and cultural diversity, achieving improved gender balance has been a focus of policy and action in Schlumberger since the late 1970s, when it began recruiting women for field operations roles.  Since then, Schlumberger has continued to expand opportunities for women across its field operations, technology, business and management roles.  Schlumberger believes that these gender diversity initiatives help it maintain its competitive advantage.

Schlumberger set its first gender balance target in 1994, with the goal of having women comprise 15% of its salaried workforce by 2015.  This goal was achieved ahead of schedule in 2011.  Schlumberger’s current gender balance goal is to have women comprise 25% of the Company’s salaried workforce by 2025.  In 2020, women made up approximately 23% of the Company’s salaried employee population. Additionally, approximately 21% of management roles were held by women in 2020.

Schlumberger is proud of its meritocratic culture, its commitment to early responsibility and internal promotion, and its “borderless career” philosophy.  Schlumberger strives to identify top talent within the Company, and to provide opportunities for employees who demonstrate exceptional competency and performance to progress to higher levels within the organization.  Schlumberger seeks to nurture its talent pool to maximize each employee’s developmental potential through a combination of training and experience.  Schlumberger’s “borderless career” philosophy means it supports flexible career paths, helping employees develop their skills across different functions, businesses and geographies.  These opportunities accelerate career development while fostering an agile workforce and the next generation of business leaders.

Competition

The principal methods of competition within the energy services industry are technological innovation, quality of service and price differentiation.  These vary geographically with respect to the different services and products that Schlumberger offers.  Schlumberger has numerous competitors, both large and small.

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

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of Schlumberger’s products and services.  For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions that can temporarily reduce levels of activity.  In addition, hurricanes and typhoons can disrupt coastal and offshore operations.  Furthermore, customer spending patterns for multiclient data, software and other oilfield services and products may result in higher activity in the fourth quarter of each year as clients seek to fully utilize their annual budgets.  Conversely, customer budget constraints may lead to lower demand for our services and products in the fourth quarter of each year.

Customers

Schlumberger’s primary customers are national oil companies, large integrated oil companies and independent operators. No single customer exceeded 10% of Schlumberger’s consolidated revenue during each of 2020, 2019 and 2018.

Governmental Regulations

Schlumberger is subject to numerous environmental, legal and other governmental and regulatory requirements related to its operations worldwide. For additional details, see “Item 1(a). Risk Factors—Legal and Regulatory Risks”, which is incorporated by reference in this Item 1.

Corporate Information

Schlumberger was founded in 1926 and is incorporated under the laws of Curaçao. Schlumberger has executive offices in Paris, Houston, London and The Hague.

Available Information

The Schlumberger website is www.slb.com.  Schlumberger uses its Investor Relations website, www.slb.com/ir, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information.  Schlumberger makes available free of charge through its Investor Relations website at www.slb.com/ir, access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the SEC.  Alternatively, you may access these reports at the SEC’s website at www.sec.gov.  Copies are also available, without charge, from Schlumberger Investor Relations, 5599 San Felipe, 17th Floor, Houston, Texas 77056.  Unless expressly noted, the information on its website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing Schlumberger makes with the SEC.

Information About Our Executive Officers

The following table sets forth, as of January 27, 2021, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience

Olivier Le Peuch	57

Chief Executive Officer and Director, since August 2019; Chief Operating Officer, February 2019 to July 2019; Executive Vice President, Reservoir and Infrastructure, May 2018 to February 2019; President, Cameron Group, February 2017 to May 2018; and President, Completions, October 2014 to January 2017.

Stephane Biguet	52

Executive Vice President and Chief Financial Officer, since January 2020; Vice President, Finance, December 2017 to January 2020; Vice President, Treasurer, December 2016 to November 2017; Vice President, Controller, November 2013 to December 2016.

Khaled Al Mogharbel	50

Executive Vice President, Geographies, since July 2020; Executive Vice President, Operations, April 2019 to June 2020; Executive Vice President, Eastern Hemisphere, February 2019 to March 2019; President, Eastern Hemisphere, May 2017 to January 2019; and President, Drilling Group, July 2013 to April 2017.

Ashok Belani	62	Executive Vice President, Schlumberger New Energy, since February 2020; and Executive Vice President, Technology, January 2011 to January 2020.

Hinda Gharbi	50

Executive Vice President, Services and Equipment, since July 2020; Executive Vice President, Reservoir and Infrastructure, February 2019 to June 2020; Vice President, Human Resources, May 2018 to January 2019; President, Reservoir Characterization Group, June 2017 to May 2018; and President, Wireline, July 2013 to May 2017.

Abdellah Merad	47

Executive Vice President, Performance Management, since May 2019; President NAL Production Group, May 2018 to April 2019; President, Production Group, October 2017 to May 2018; Vice President, Controller, Operations, December 2016 to September 2017; and Vice President, Global Shared Services Organization, November 2013 to December 2016.

Pierre Chereque	66	Vice President and Director of Taxes, since June 2017; and Director of Taxes, Operations, July 2004 to May 2017.

Kevin Fyfe	47	Vice President and Controller, since October 2017; Controller, Cameron Group, April 2016 to October 2017; and Vice President, Finance, OneSubsea, July 2013 to March 2016.

Howard Guild	49	Chief Accounting Officer, since July 2005.

Claudia Jaramillo	48	Vice President and Treasurer, since December 2017; ERM and Treasury Projects Manager, July 2017 to November 2017; and Controller, North America Area, July 2014 to July 2017.

Alexander C. Juden	60	Secretary, since April 2009; and General Counsel, April 2009 to November 2020.

Vijay Kasibhatla	57	Director, Mergers and Acquisitions, since January 2013.

Saul R. Laureles	55	Director, Corporate Legal Affairs, since July 2014; and Assistant Secretary, since April 2007.

Demosthenis Pafitis	53

Chief Technology Officer, since February 2020; Senior Vice President, Schlumberger 4.0 Platforms, from December 2017 to January 2020; and Vice President, Engineering, Manufacturing and Sustaining, September 2014 to December 2017.

Dianne Ralston	54

Chief Legal Officer, since December 2020; Executive Vice President, Chief Legal Officer and Secretary, TechnipFMC plc, January 2017 to October 2020; and Senior Vice President, General Counsel and Secretary, FMC Technologies, Inc., January 2015 to January 2017.

Gavin Rennick	46

Vice President, Human Resources, since February 2019; President, Software Integrated Solutions, January 2017 to February 2019; and M&A/Integration Manager, Cameron International, September 2015 to January 2017.

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

We urge you to consider carefully the risks described below, which discuss the material factors that make an investment in our securities speculative or risky, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, reputation, financial condition, results of operations, cash flows and prospects.

Business and Operational Risks

Demand for our products and services is substantially dependent on the levels of expenditures by our customers. The current significant oil and gas industry downturn has resulted in reduced demand for oilfield services and lower expenditures by our customers, which has had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on our customers’ views of future oil and natural gas prices, as well as their ability to access capital. These expenditures are also sensitive to our customers’ views of future economic growth and the resulting impact on demand for oil and natural gas.

The continued low oil and gas prices have also caused a reduction in cash flows for our customers, which has had a significant adverse effect on the financial condition of some of our customers. This has resulted in, and may continue to result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

Historically, oil and natural gas prices have experienced significant volatility and can be affected by a variety of factors, including:

•

changes in the supply of and demand for hydrocarbons, which are affected by general economic and business conditions, as well as increased demand for (and availability of) alternative energy sources and electric vehicles;

•

the ability or willingness of the Organization of Petroleum Exporting Countries and 10 other oil producing countries, including Russia, Mexico and Kazakhstan (“OPEC+”), to set and maintain production levels for oil;

•	oil and gas production levels in the United States and by other non-OPEC+ countries;
•	changes in the level of demand resulting from actual or threatened public health emergencies, such as the COVID-19 pandemic, or from other events affecting the level of economic activity;
•	political and economic uncertainty and geopolitical unrest;
•	the level of excess production capacity;
•	the level of global oil and gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	access to potential resources;
•	governmental policies and subsidies;
•	the costs of exploring for, producing and delivering oil and gas;
•	speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;
•	government initiatives to promote the use of renewable energy sources and public sentiment regarding alternatives to oil and gas;
•	technological advances affecting energy consumption; and
•	weather conditions.

The oil and gas industry has historically been extremely cyclical.  However, there can be no assurance that the demand or pricing for oil and natural gas or for our products and services will follow historic patterns or recover meaningfully in the near or medium term. Continued or worsening conditions in the oil and gas industry generally may have a further material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

The COVID-19 pandemic has significantly reduced demand for our services, and has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments to contain the spread of the virus, have resulted in a significant and swift reduction in international and US economic activity. In our industry, geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the pandemic, leading to a collapse in oil prices in March 2020. These events together adversely affected the demand for oil and natural gas, as well as for our services and products, and caused significant volatility and disruption of the global financial markets. Other effects of the pandemic have included, and may continue to include, adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; limitations on access to sources of liquidity; employee impacts from illness, school closures and other community response measures; workforce reductions in response to activity declines; and temporary closures of our facilities or the facilities of our customers and suppliers. This period of extreme economic disruption, low oil prices and reduced demand for our products and services has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The extent to which our operating and financial results will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including vaccine development and distribution. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

A significant portion of our revenue is derived from our non-US operations, which exposes us to risks inherent in doing business in the more than 120 countries in which we generate revenue.

Our non-US operations accounted for approximately 81% of our consolidated revenue in 2020, 72% in 2019 and 68% in 2018. In addition to the risks addressed elsewhere in this section, our operations in countries other than the United States are subject to various risks, including:

•	uncertain or volatile political, social and economic conditions;
•	exposure to expropriation, nationalization, deprivation or confiscation of our assets or the assets of our customers, or other governmental actions;
•	social unrest, acts of terrorism, war or other armed conflict;
•	public health crises and other catastrophic events, such as the COVID-19 pandemic;
•	confiscatory taxation or other adverse tax policies;
•	theft of, or lack of sufficient legal protection for, proprietary technology and other intellectual property;
•	deprivation of contract rights;
•	trade and economic sanctions or other restrictions imposed by the European Union, the United States or other regions or countries;
•	exposure under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or similar anti-bribery and anti-corruption legislation;
•	unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•	restrictions on the repatriation of income or capital;
•	currency exchange controls;
•	inflation; and
•	currency exchange rate fluctuations and devaluations.

Severe weather, including extreme weather conditions associated with climate change, has in the past and may in the future adversely affect our operations and financial results.

Our business has been, and in the future will be, affected by severe weather in areas where we operate, which could materially affect our operations and financial results. Extreme weather conditions such as hurricanes, flooding and landslides have in the past resulted in, and may in the future result in, the evacuation of personnel, stoppage of services and activity disruptions at our facilities, in our supply chain, or at well-sites. Particularly severe weather events affecting platforms or structures may result in a suspension of activities. In addition, impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities. Any such extreme weather-related events may result in increased operating costs or decreases in revenue which could adversely affect our financial condition, results of operations and cash flows.

Legal and Regulatory Risks

Our operations require us to comply with numerous laws and regulations, violations of which could have a material adverse effect on our operations, financial condition or cash flows.

Our operations are subject to international, regional, national, and local laws and regulations in every place where we operate, relating to matters such as environmental protection, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, data privacy and cybersecurity, intellectual property, immigration, and taxation. These laws and regulations are complex, frequently change, and have tended to become more stringent over time. In the event the scope of these laws and regulations expands in the future, the incremental cost of compliance could adversely affect our financial condition, results of operations, or cash flows.

Our international operations are subject to anti-corruption and anti-bribery laws and regulations, such as the FCPA, the U.K. Bribery Act and other similar laws. We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons. Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.

The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination that we have violated or are responsible for violations of anti-bribery, trade control, trade sanctions or anti-corruption laws could have a material adverse effect on our financial condition. Violations of international and US laws and regulations or the loss of any required licenses may result in fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on our business, operations and financial condition. In addition, any major violations could have a significant effect on our reputation and consequently on our ability to win future business and maintain existing customer and supplier relationships.

Demand for our products and services could be reduced by existing and future legislation, regulations and public sentiment.

Regulatory agencies and environmental advocacy groups in the European Union, the United States and other regions or countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. There is also increased focus, including by governments and our customers, investors and other stakeholders, on these and other sustainability and energy transition matters. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as initiatives by governments, non-governmental organizations, and companies to conserve energy or promote the use of alternative energy sources, and negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment, may significantly curtail demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. This may, in turn, adversely affect our financial condition, results of operations and cash flows. Our business, reputation and demand for our stock could be negatively affected if we do not (or are perceived to not) act responsibly with respect to sustainability matters.

Environmental compliance costs and liabilities arising as a result of environmental laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws and regulations relating to environmental protection, including those governing air emissions, water discharges and waste management, as well as the importation and use of hazardous materials, radioactive materials, chemicals and explosives. We incur, and expect to continue to incur, significant capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws sometimes provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render us liable for damages without regard to our degree of care or fault. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of potentially contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement or changing interpretations of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, operations and financial condition.

We could be subject to substantial liability claims, including well incidents, which could adversely affect our reputation, financial condition, results of operations and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks. Our operations involve production-related activities, radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development and production environments. Accidents or acts of malfeasance involving these services or equipment, or a failure of a product (including as a result of a cyberattack), could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations, which could materially adversely affect us. Any well incidents, including blowouts at a well site, may expose us to additional liabilities, which could be material. Generally, we rely on contractual indemnities, releases, and limitations on liability with our customers and insurance to protect us from potential liability related to such events. However, our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

Intellectual Property and Technology Risks

If we are unable to maintain technology leadership, this could adversely affect any competitive advantage we hold.

The oilfield services industry is highly competitive. Our business may be adversely affected if we fail to continue to develop and produce competitive technologies in response to changes in the market, customer requirements and technology trends (including trends in favor of emissions-reducing technologies), or if we fail to deliver such technologies to our customers in a timely and cost-competitive manner in the various markets we serve. If we are unable to maintain technology leadership in our industry, our ability to maintain market share, defend, maintain or increase prices for our products and services, and negotiate acceptable contract terms with our customers could be adversely affected. Furthermore, if our equipment or proprietary technologies become obsolete, the value of our intellectual property may be reduced, which could adversely affect our financial condition, results of operations and cash flows.

Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

There can be no assurance that the steps we take to obtain, maintain, protect and enforce our intellectual property rights will be adequate. Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending, or are trade secrets. Our business may be adversely affected when our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Patent protection on some types of technology, such as software or machine learning processes, may not be available in certain countries in which we operate. Our competitors may also be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, which could adversely affect our financial condition, results of operations and cash flows.

Third parties may claim that we have infringed upon, misappropriated or otherwise violated their intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services and products may infringe upon, misappropriate or otherwise violate the intellectual property rights of others or be challenged on that basis. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business. Resolving such claims could increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of replacement technologies. If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

Failure to obtain and retain skilled technical personnel could impede our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the personnel required for our businesses intensifies as activity increases and technology evolves. In periods of high utilization, it is often more difficult to find and retain qualified individuals. This could increase our costs or have other material adverse effects on our operations.

Our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition and results of operations.

We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with our business associates, such as customers and suppliers. In addition, we develop software and other digital products and services that store, retrieve, manipulate and manage our customers’ information and data, external data, and our own data. Our digital technologies and services, and those of our business associates, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from phishing emails and ransomware infections. Even if we successfully defend our own digital technologies and services, we also rely on third-party business associates, with whom we may share data and services, to defend their digital technologies and services against attack.

We could suffer significant damage to our reputation if a cyber incident or attack were to allow unauthorized access to or modification of our customers’ data, other external data, or our own data, or if the services we provide to our customers were disrupted, or if our digital products or services were reported to have or were perceived as having security vulnerabilities. This could lead to fewer customers using our digital products and services, which could have a material adverse impact on our financial condition and results of operations. In addition, if our systems, or our third-party business associates’ systems, for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; increased legal and regulatory exposure and costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees, business associates and other third parties, and may result in claims against us. The occurrence of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Schlumberger owns or leases numerous manufacturing facilities, administrative offices, service centers, research centers, data processing centers, mines, and other facilities throughout the world, none of which are individually material.

Item 3. Legal Proceedings.

The information with respect to this Item 3. Legal Proceedings is set forth in Note 15—Contingencies, in the accompanying Consolidated Financial Statements.

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

PART II

Item 5.  Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2020, there were 24,592 stockholders of record. The principal US market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on Schlumberger common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2015 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance.  The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

Schlumberger Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Share Repurchases

On January 21, 2016, the Schlumberger Board of Directors approved a $10 billion share repurchase program for Schlumberger common stock.   Schlumberger had repurchased $1.0 billion of its common stock under this program as of December 31, 2020 but did not repurchase any of its common stock during the three months ended December 31, 2020.

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

	(Stated in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenue	$23,601	$32,917	$32,815	$30,440	$27,810
Net income (loss) attributable to Schlumberger	$(10,518)	$(10,137)	$2,138	$(1,505)	$(1,687)
Diluted earnings (loss) per share of Schlumberger	$(7.57)	$(7.32)	$1.53	$(1.08)	$(1.24)
Cash	$844	$1,137	$1,433	$1,799	$2,929
Short-term investments	$2,162	$1,030	$1,344	$3,290	$6,328
Working capital	$2,428	$2,432	$2,245	$3,215	$8,868
Fixed income investments, held to maturity	$-	$-	$-	$-	$238
Total assets	$42,434	$56,312	$70,507	$71,987	$77,956
Long-term debt	$16,036	$14,770	$14,644	$14,875	$16,463
Total debt	$16,886	$15,294	$16,051	$18,199	$19,616
Schlumberger stockholders' equity	$12,071	$23,760	$36,162	$36,842	$41,078
Cash dividends declared per share	$0.88	$2.00	$2.00	$2.00	$2.00

During 2018, Schlumberger adopted ASU No. 2016-02, Leases, which requires lessees to recognize an operating lease asset and a lease liability on the balance sheet, with the exception of short-term leases. Prior year amounts reflected in the table above have not been adjusted and continue to be reflected in accordance with Schlumberger’s historical accounting.

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

2020 Executive Overview

Global demand for oil dropped precipitously from January through April of 2020, in parallel with the expansion of the COVID-19 coronavirus outbreak, as governments around the world responded with lockdowns and travel decreased significantly.  Global stocks of crude and refined products increased as oil supply could not respond quickly enough to balance the market.

As a result, Brent crude oil experienced its highest price of the year—$70 per barrel—in January, with a low of $9 per barrel in mid-April.  Collaboration between OPEC and non-OPEC suppliers, including Russia, led to extraordinary supply intervention, resulting in the removal of more than eight million barrels per day (“bbl/d”) of oil supply from the markets between April and June.  This eased pressure on oil storage capacity and allowed the Brent price to stabilize in the $40 range until gaining strength in December, where it closed at $52 per barrel.

The OPEC-led supply alliance maintained production within an agreed quota and helped to maintain a relatively stable oil price, despite oil demand in the second half of 2020 being more than five million bbl/d lower than same period of 2019.  Demand for refined products, other than jet fuel, returned to within two million bbl/d of pre-crisis levels by end of 2020.

Oil price volatility in the first half of the year, compounded by uncertainty over the pace of COVID-19 recovery, caused producers to lay down more than 40% of the world’s drilling rigs in just six months. This suggests that $40 oil is insufficient to stimulate meaningful drilling activity growth.  However, even with massive demand reduction, the drilling activity necessary to maintain supply is still significant.

In the US, operators laid down nearly 70% of active rigs between the first and third quarters of 2020, before adding a modest number of rigs in the fourth quarter. As a result, US crude production fell by nearly two million bbl/d by the end of 2020.  However, the remaining rigs continued to drill in the highest quality reservoirs, which resulted in supply remaining flat over the second half of the year.

Though global gas demand also suffered in response to the pandemic’s effect on economic activity, its use for power generation, heating, and as a chemical feedstock made it more resilient than oil demand as the pandemic spread.  Gas demand for 2020 was down only approximately 5% as compared to 2019.

US Henry Hub natural gas price averaged $2.03 per million British thermal units (“mmbtu”) for the year, having also fallen in the first half of 2020.  Prices recovered in the second half on decreased tight-oil associated production in line with the reduction of active rigs.  International gas hub prices were more volatile.

Against this backdrop, Schlumberger’s full-year 2020 revenue of $23.6 billion declined 28% year-on-year. North American revenue fell sharply by 48% to $5.5 billion.  This decrease was largely driven by weakness in the land market as operators reacted to oversupplied markets by making deep cuts to activity.  North America operators dropped drilling and pressure pumping activity quickly in the first quarter due to the effects of the pandemic on demand, adding a modest volume of completion activity toward the end of the year. International revenue was more resilient, declining only 19% year-on-year.  This decline was most prominent in Latin America, Europe, and Africa due to downward revisions to customer budgets and COVID-19 disruptions.

Additionally, during the fourth quarter of 2020, Schlumberger completed two transactions: the contribution of its OneStim business in North America to Liberty Oilfield Services (“Liberty”) in exchange for a 37% stake in Liberty, and the divestiture of the North America low-flow rod-lift business in a cash transaction. These businesses accounted for approximately 25% of Schlumberger’s North America revenue in 2020.  Consequently, the percentage of Schlumberger’s revenue that it generates in the international markets will increase significantly going forward.  The combination of Schlumberger’s fit-for-basin strategy, digital technology innovation, and scale puts the company in the best position to leverage the anticipated shift of spending growth toward the international markets.

From a macro perspective, oil prices have risen, buoyed by recent supply-led OPEC+ policy, the ongoing COVID-19 vaccine rollout, and multinational economic stimulus actions—driving optimism for a meaningful oil demand recovery throughout 2021.  We believe that this sets the stage for oil demand to recover to 2019 levels no later than 2023, or earlier as per recent industry analysts’ reports, reinforcing a multiyear cycle recovery as the global economy strengthens.  Absent a change to these macro assumptions, this will translate into meaningful activity increases both in North America and internationally.

In North America, spending and activity momentum is expected to continue in the first half of 2021 towards maintenance levels, albeit moderated by capital discipline and industry consolidation. Internationally, following the seasonal effects of the first quarter of 2021, and as OPEC+ responds to strengthening oil demand, higher spending is expected from the second quarter onwards.  Accelerated activity is not expected to extend beyond the short-cycle markets and will be broad, including offshore, as witnessed during the fourth quarter.

The quality of Schlumberger’s results in the fourth quarter of 2020 validates the progress of our performance strategy and the reinvention of Schlumberger in this new chapter for the industry.  Building from the swift execution and scale of our cost-out program, we exited the year with quarterly margins reset to 2019 levels as the upcycle begins. Leveraging our high-graded and restructured business portfolio, we see a clear path to achieve double-digit margins in North America and visible international margin improvement in 2021.  Given the depth, diversity, and executional capability of our international business, we believe we are uniquely positioned to benefit as international spending accelerates in the near- and mid-term.

By leveraging our new structure, Schlumberger is fully prepared to capitalize on the growth drivers of the future of our industry, particularly as we accelerate our digital growth ambition and lead in the production and recovery market.  Finally, to meet our long-term ambition to bring lower carbon and carbon-neutral energy sources and technology to market, we are visibly expanding our New Energy portfolio, to contribute to the transformation of a more resilient, sustainable, and investable energy services industry.

Fourth Quarter 2020 Results

		(Stated in millions)

	Fourth Quarter 2020		Third Quarter 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$833	$270	$740	$202
Reservoir Performance	1,247	95	1,215	103
Well Construction	1,866	183	1,835	172
Production Systems	1,649	155	1,532	132
Eliminations & other	(63)	(49)	(64)	(34)
		654		575
Corporate & other (1)		(132)		(151)
Interest income (2)		5		3
Interest expense (3)		(137)		(131)
Charges & credits (4)		81		(350)
	$5,532	$471	$5,258	$(54)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2020: $- million; third quarter 2020: $- million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2020: $7 million; third quarter 2020: $7 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue grew 5% sequentially, driven by strong activity and solid execution both in North America and in the international markets. International revenue of $4.3 billion grew 3% while North America revenue of $1.2 billion increased 13%.  Despite seasonality, revenue grew sequentially in all four Divisions for the first time since the third quarter of 2019.

Sequentially, international revenue growth outpaced rig count and was led by Latin America and by a global rebound of activity in most offshore deepwater markets. In the Middle East & Asia, growth was mostly in China, India, and Oman while Saudi Arabia remained resilient. In Europe/CIS/Africa, activity increased significantly in the offshore markets of Africa and several countries in Europe, offset by the seasonal winter slowdown in Russia. In North America, offshore activity in the US Gulf of Mexico grew, and on land, increased horizontal drilling and pressure pumping activity contributed to the higher revenue.

Digital & Integration

Fourth-quarter revenue of $833 million, 83% of which came from the international markets, increased 13% sequentially. International revenue increased by 14% and North America revenue increased by 6% sequentially. The Digital & Integration revenue increase was primarily driven by APS projects.

Digital & Integration pretax operating margin of 32% expanded by 507 basis points (“bps”) sequentially. The margin expansion was primarily in the international markets and was largely driven by improved profitability across APS projects.

Reservoir Performance

Fourth-quarter revenue of $1.2 billion, 73% of which came from the international markets, increased 3% sequentially. International revenue declined 3% while North America revenue increased 23% sequentially. The revenue increase was primarily driven by higher OneStim activity in North America.  OneStim fourth-quarter revenue of $274 million increased 25% sequentially. This increase, however, was partially offset by seasonality in Russia and reduced activity in the Middle East & Asia.

Reservoir Performance pretax operating margin of 8% decreased 84 bps sequentially driven by seasonality in Russia, despite improved North American activity.

Well Construction

Fourth-quarter revenue of $1.9 billion, 84% of which came from the international markets, increased 2% sequentially. International and North America revenue increased 1% and 7%, respectively. The revenue increase was due to higher activity in North America, Latin America, and the Middle East & Asia, partially offset by seasonality in Russia.

Well Construction pretax operating margin of 10% improved by 42 bps sequentially. North America margin improved due to higher drilling activity on land while international margin was essentially flat.

Production Systems

Fourth-quarter revenue of $1.6 billion, 74% of which came from the international markets, increased 8% sequentially. International and North America revenue increased 7% and 11%, respectively, due to higher activity across all areas.

Production Systems pretax operating margin of 9% increased by 82 bps sequentially due to a higher contribution from the long-cycle business of subsea, and improved profitability in surface production systems due to cost reduction measures and higher activity.

Full-Year 2020 Results

		(Stated in millions)

	2020		2019
		Income (Loss)		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$3,076	$731	$4,145	$882
Reservoir Performance	5,602	353	9,299	992
Well Construction	8,605	866	11,880	1,429
Production Systems	6,650	623	8,167	847
Eliminations & other	(332)	(172)	(574)	(172)
		2,401		3,978
Corporate & other (1)		(681)		(957)
Interest income (2)		31		33
Interest expense (3)		(534)		(571)
Charges & credits (4)		(12,515)		(12,901)
	$23,601	$(11,298)	$32,917	$(10,418)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2020: $2 million; 2019: $8 million).
(3)	Excludes interest expense included in the segments’ income (2020: $28 million; 2019: $38 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2020 revenue of $23.6 billion decreased 28% year-on-year. North America revenue declined 48% year-on-year reflecting the continued capital discipline of North America operators, who reduced drilling and hydraulic fracturing activity due to the pandemic. International revenue decreased 19% year-on-year, due to COVID-19-related disruptions, the drop in offshore activity, and reduced customer discretionary spending.

Digital & Integration

Full-year 2020 revenue of $3.1 billion decreased 26% year-on-year primarily due to lower multiclient and software sales as customers reduced activity due to COVID-19 and cut discretionary spending.

Year-on-year pretax operating margin increased 249 bps to 24% largely due to improved APS margins as a result of reduced amortization expense following the asset impairment charges that were recorded in the second quarter of 2020 and the effects of cost cutting efforts.

Reservoir Performance

Full-year 2020 revenue of $5.6 billion decreased 40% year-on-year.  A little more than half of this revenue decrease was attributable to the sharp drop in OneStim pressure pumping activity in North America land.  The remaining portion of the revenue decline resulted from COVID-19 disruptions that caused international activity to be cancelled or suspended.

Year-on-year pretax operating margin decreased 435 bps to 6% due to the steep revenue decline.

Well Construction

Full-year 2020 revenue of $8.6 billion decreased 28% year-on-year primarily due to the activity decline in US land as the rig count decreased significantly, while COVID-19 disruptions caused drilling activities to be cancelled or suspended in several international markets.

Year-on-year pretax operating margin only decreased 196 bps to 10% as the effects of the revenue decline were partially mitigated by prompt cost cutting measures.

Production Systems

Full-year 2020 revenue of $6.7 billion decreased 19% year-on-year primarily driven by lower sales of valves and surface systems in North America.

Year-on-year pretax operating margin decreased 101 bps to 9% due to the revenue decline.

Full-Year 2019 Results

		(Stated in millions)

	2019		2018
		Income (Loss)		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$4,145	$882	$3,820	$882
Reservoir Performance	9,299	992	10,050	1,169
Well Construction	11,880	1,429	11,310	1,465
Production Systems	8,167	847	8,168	843
Eliminations & other	(574)	(172)	(533)	(172)
		3,978		4,187
Corporate & other (1)		(957)		(937)
Interest income (2)		33		52
Interest expense (3)		(571)		(537)
Charges & credits (4)		(12,901)		(141)
	$32,917	$(10,418)	$32,815	$2,624

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

Full-year 2019 revenue of $32.9 billion was essentially flat year-on-year with North America revenue decreasing 11% and international revenue increasing 7%.  The international results were underpinned by increased investment levels.  In contrast, the North America result reflected a slowing production growth rate on land as operators maintained capital discipline and reduced drilling and hydraulic fracturing activity.

Digital & Integration

Full-year 2019 revenue of $4.1 billion increased 9% year-on-year primarily driven by increased APS activity.

Year-on-year pretax operating margin decreased 181 bps to 21% primarily as a result of a less favorable revenue mix.

Reservoir Performance

Full-year 2019 revenue of $9.3 billion decreased 7% year-on-year primarily driven by lower OneStim activity in North America as customers reduced spending due to higher cost of capital, lower borrowing capacity and expectations of better return from their shareholders.

Year-on-year pretax operating margin decreased 97 bps to 11% primarily due to reduced profitability in OneStim in North America.

Well Construction

Full-year 2019 revenue of $11.9 billion increased 5% year-on-year primarily due to higher demand for drilling services, largely in the international markets.

Year-on-year pretax operating margin decreased 93 bps to 12% despite higher revenue as margins were affected by competitive pricing and higher costs associated with a number of integrated drilling contracts internationally.

Production Systems

Full-year 2019 revenue of $8.2 billion was essentially flat year-on-year as lower revenue for OneSubsea and valves and process systems was offset by higher surface system and completion sales.

Year-on-year pretax operating margin was essentially unchanged at 10.4%.

Interest and Other Income

Interest & other income consisted of the following:

			(Stated in millions)

	2020	2019	2018
Earnings of equity method investments	$91	$45	$89
Interest income	33	41	60
Unrealized gain on marketable securities	39	-	-
	$163	$86	$149

The increase in earnings of equity method investments in 2020 as compared to 2019 is primarily related to higher income associated with Schlumberger’s equity investments in rig- and seismic-related businesses, while the decrease in 2019 as compared to 2018 was primarily related to lower income from those same businesses.

The decrease in interest income in 2019 compared to 2018 is primarily attributable to lower cash and short-term investment balances.

The unrealized gain on marketable securities in 2020 relates to an investment in a start-up company that Schlumberger previously invested in that completed an initial public offering during the fourth quarter of 2020. As a result, Schlumberger recognized an unrealized gain of $39 million to increase the carrying value of this investment to its fair value of $43 million as of December 31, 2020.  See Note 3 to the Consolidated Financial Statements.

Interest Expense

Interest expense of $563 million in 2020 decreased $46 million compared to 2019.  This decrease was primarily due to certain debt being refinanced with lower interest rate debt. Interest expense of $609 million in 2019 increased $34 million compared to 2018.  This increase is primarily due to an increase in the weighted average debt balance during 2019 as compared to 2018.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2020	2019	2018
Research & engineering	2.5%	2.2%	2.1%
General & administrative	1.5%	1.4%	1.4%

Income Taxes

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings.  When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate generally decreases.  Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate generally increases.

The Schlumberger effective tax rate was 7% in 2020 as compared to 3% in 2019.  The charges and credits described in Note 3 to the Consolidated Financial Statements, reduced the effective tax rate by approximately 12 and 13 points in 2020 and 2019, respectively, as a significant portion of these charges were not tax effective.  Changes in the geographic mix of pretax earnings accounted for the remaining increase in the effective tax rate in 2020 as compared to 2019.

The Schlumberger effective tax rate was 3% in 2019 as compared to 17% in 2018.  The lower effective tax rate was almost entirely due to the 2019 charges and credits described in Note 3 to the Consolidated Financial Statements, which primarily related to non-deductible goodwill.

Charges and Credits

Schlumberger recorded significant charges and credits during 2020, 2019 and 2018. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2020 charges and credits.

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets impairments	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North America pressure pumping impairment	587	133	454
Workforce reductions	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Multiclient seismic data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	60	4	56
Third quarter:
Facility exit charges	254	39	215
Workforce reductions	63	-	63
Other	33	1	32
Fourth quarter:
Gain on sale of OneStim	(104)	(11)	(93)
Unrealized gain on marketable securities	(39)	(9)	(30)
Other	62	4	58
	$12,515	$1,041	$11,474

As a result of the first quarter 2020 impairment charges, commencing with the second quarter of 2020, depreciation and amortization expense was reduced by approximately $95 million on a quarterly basis.  Approximately $33 million of this quarterly reduction is reflected in the Digital & Integration Division and $12 million is reflected in the Reservoir Performance Division.  The remaining $50 million is reflected in the “Corporate & other” line item.

As a result of the second quarter 2020 restructuring and impairment charges, commencing with the third quarter of 2020, depreciation and amortization expense was reduced by approximately $80 million and lease expense was reduced by $25 million on a quarterly basis.  Approximately $51 million of this quarterly reduction is reflected in the Digital & Integration Division and $31 million is reflected in the Reservoir Performance Division, with the remaining $23 million reflected among the Well Construction Division and Production Systems Division.

As a result of the third quarter 2020 restructuring charges, commencing with the fourth quarter of 2020, depreciation and lease expense was reduced by $15 million on a quarterly basis.  This quarterly reduction is reflected among all of the Divisions.

The following is a summary of the 2019 charges and credits.

	(Stated in millions)

	Pretax	Tax	Net
Third quarter:
Goodwill impairment	$8,828	$43	$8,785
Intangible assets impairment	1,085	248	837
North America pressure pumping	1,575	344	1,231
Other North America-related	310	53	257
Argentina	127	-	127
Equity-method investments	231	12	219
Asset Performance Solutions investments	294	-	294
Other	242	13	229
Fourth quarter:
North America restructuring	225	51	174
Other restructuring	104	(33)	137
Workforce reductions	68	8	60
Pension settlement accounting	37	8	29
Repurchase of bonds	22	5	17
Gain on formation of Sensia joint venture	(247)	(42)	(205)
	$12,901	$710	$12,191

A significant portion of the third-quarter impairment charges were recorded effective August 31, 2019.  Accordingly, the 2019 results reflect a $108 million reduction in depreciation and amortization expense for the last four months of 2019.  Approximately $64 million of this amount is reflected in the Reservoir Performance Division and $20 million is reflected in the Production Systems Division.  The remaining $24 million is reflected in the “Corporate & other” line item.

The following is a summary of the 2018 charges and credits.  The $215 million gain on the sale of the marine seismic acquisition business is classified in Gains on sale of businesses in the Consolidated Statement of Income (Loss), while the $356 million of charges are classified in Impairments & other.

	(Stated in millions)

	Pretax	Tax	Net
Gain on sale of marine seismic acquisition business	$(215)	$(19)	$(196)
Workforce reductions	184	20	164
Asset impairments	172	16	156
	$141	$17	$124

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and US economic activity. These effects have adversely affected the demand for oil and natural gas, as well as for Schlumberger’s products and services, and caused significant volatility and disruption of the financial markets. This period of extreme economic disruption, low oil prices and reduced demand for Schlumberger’s products and services has had, and is likely to continue to have, a material adverse impact on Schlumberger’s business, results of operations, financial condition and, at times, access to sources of liquidity.

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment, Schlumberger turned its strategic focus to cash conservation and protecting its balance sheet. As a result, in April 2020 Schlumberger announced a 75% reduction to its quarterly cash dividend. The revised dividend supports Schlumberger’s value proposition through a balanced approach of shareholder distributions and organic investment, while providing flexibility to address the uncertain environment. This decision reflects the Company’s focus on its capital stewardship program as well as its commitment to maintain both a strong liquidity position and a strong investment grade credit rating that provides privileged access to the financial markets.

Details of the components of liquidity as well as changes in liquidity follow:

			(Stated in millions)

	Dec. 31,	Dec. 31,	Dec. 31,
Components of Liquidity:	2020	2019	2018
Cash	$844	$1,137	$1,433
Short-term investments	2,162	1,030	1,344
Short-term borrowings and current portion of long-term debt	(850)	(524)	(1,407)
Long-term debt	(16,036)	(14,770)	(14,644)
Net debt (1)	$(13,880)	$(13,127)	$(13,274)

Changes in Liquidity:	2020	2019	2018
Net income (loss)	$(10,486)	$(10,107)	$2,177
Impairments and other charges and credits	12,515	12,901	141
Depreciation and amortization (2)	2,566	3,589	3,556
Deferred taxes	(1,248)	(1,011)	(245)
Earnings of equity method investments, less dividends received	(28)	6	(48)
Stock-based compensation expense	397	405	345
Pension and other postretirement benefits funding	(16)	(25)	(83)
Increase in working capital and other (3)	(756)	(327)	(130)
Cash flow from operations	2,944	5,431	5,713
Capital expenditures	(1,116)	(1,724)	(2,160)
APS investments	(303)	(781)	(981)
Multiclient seismic data capitalized	(101)	(231)	(100)
Free cash flow (4)	1,424	2,695	2,472
Dividends paid	(1,734)	(2,769)	(2,770)
Stock repurchase program	(26)	(278)	(400)
Proceeds from employee stock plans	146	219	261
Net proceeds from divestitures	434	348	-
Proceeds from formation of Sensia joint venture	-	238	-
Proceeds from sale of WesternGeco marine seismic business, net of cash divested	-	-	579
Business acquisitions and investments, net of cash acquired plus debt assumed	(33)	(23)	(292)
Repayment of finance lease obligations	(188)	-	-
Other	(181)	(204)	(93)
Change in net debt before impact of changes in foreign exchange rates on net debt	(158)	226	(243)
Impact of changes in foreign exchange rates on net debt	(595)	(79)	79
(Increase) decrease in Net Debt	(753)	147	(164)
Net Debt, Beginning of period	(13,127)	(13,274)	(13,110)
Net Debt, End of period	$(13,880)	$(13,127)	$(13,274)

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

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(3)	Includes severance payments of approximately $843 million, $128 million and $340 million during 2020, 2019 and 2018, respectively.
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

Key liquidity events during 2020, 2019 and 2018 included:

•

Cash flow from operations was $2.9 billion in 2020, $5.4 billion in 2019 and $5.7 billion in 2018.  The decrease in cash flow from operations in 2020 as compared to 2019 was driven by the sharp reduction in earnings excluding non-cash charges and credits and depreciation and amortization expense as a result of the challenging business conditions in 2020.

•

On January 21, 2016, the Schlumberger Board of Directors approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of December 31, 2020.

The following table summarizes the activity under this share repurchase program during 2020, 2019 and 2018:

(Stated in thousands, except per share amounts)

	Total Cost	Total Number	Average Price
	of Shares	of Shares	Paid per
	Purchased	Purchased	Share
2020	$26,244	776.2	$33.81
2019	$278,162	6,968.3	$39.92
2018	$399,786	6,495.1	$61.55

•	Dividends paid during 2020, 2019 and 2018 were $1.7 billion, $2.8 billion and $2.8 billion, respectively.
•

Capital investments (consisting of capital expenditures, APS investments and multiclient seismic data capitalized) were $1.5 billion in 2020, $2.7 billion in 2019 and $3.2 billion in 2018. Capital investments during 2021 are expected to be between $1.5 billion and $1.7 billion.

•	During the fourth quarter of 2020, Schlumberger repaid certain finance lease obligations totaling $188 million as a result of the OneStim transaction.
•	During the third quarter of 2020, Schlumberger issued $500 million of 1.40% Senior Notes due 2025 and $350 million of 2.65% Senior Notes due 2030.
•

During the second quarter of 2020, Schlumberger issued €1.0 billion of 1.375% Guaranteed Notes due 2026, $900 million of 2.650% Senior Notes due 2030 and €1.0 billion of 2.00% Guaranteed Notes due 2032.

•

During the second quarter of 2020, Schlumberger repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021.  Schlumberger paid a premium of approximately $40 million in connection with these repurchases.  This premium was classified in Impairments & other in the Consolidated Statement of Income (Loss).  See Note 3 – Charges and Credits.

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

•

During the fourth quarter of 2019, Schlumberger and Rockwell Automation closed their Sensia joint venture.  Rockwell Automation owns 53% of the joint venture and Schlumberger owns 47%.  At closing, Rockwell Automation made a $238 million cash payment, net of working capital adjustments, to Schlumberger.

•	During the third quarter of 2019, Schlumberger issued €500 million of 0.00% Notes due 2024, €500 million of 0.25% Notes due 2027 and €500 million of 0.50% Notes due 2031.
•	During the third quarter of 2019, Schlumberger repurchased $783 million of its 3.00% Senior Notes due 2020 and $321 million of its 3.625% Senior Notes due 2022.
•

During the second quarter of 2019, Schlumberger completed a debt exchange offer, pursuant to which it issued $1.5 billion in principal of 3.90% Senior Notes due 2028 in exchange for $401 million of 3.00% Senior Notes due 2020, $234 million of 3.63% Senior Notes due 2022 and $817 million of 4.00% Senior Notes due 2025.

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

Schlumberger expects to receive an income tax refund of approximately $0.5 billion in 2021.  This receivable is included in Other current assets in the Consolidated Balance Sheet as of December 31, 2020.

Schlumberger has a provision of $0.5 billion relating to severance recorded in its Consolidated Balance Sheet as of December 31, 2020.  The majority of this balance is expected to be paid during the first half of 2021.

As of December 31, 2020, Schlumberger had $3.0 billion of cash and short-term investments on hand. Schlumberger had committed credit facility agreements with commercial banks aggregating $6.3 billion that support commercial paper programs, of which $5.9 billion was available and unused as of December 31, 2020.  Schlumberger also has a €1.54 billion committed revolving credit facility that expires in the second quarter of 2021 but can be extended at Schlumberger’s option for up to an additional year.  At December 31, 2020, no amounts have been drawn under this facility. Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

The total outstanding commercial paper borrowings were $0.4 billion as of December 31, 2020 and $2.2 billion as of December 31, 2019.

Summary of Contractual Obligations

	(Stated in millions)

		Payment Period
	Total	2021	2022-2023	2024-2025	After 2025
Debt (1)	$16,886	$850	$3,761	$2,940	$9,335
Interest on fixed rate debt obligations (2)	3,202	486	874	655	1,187
Operating leases	1,154	256	360	220	318
Purchase obligations (3)	3,014	2,693	199	75	47
	$24,256	$4,285	$5,194	$3,890	$10,887

(1)	Excludes future payments for interest.
(2)	Excludes interest on $0.6 billion of variable rate debt, which had a weighted average interest rate of 1.0% as of December 31, 2020.
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

As discussed in Note 13, Income Taxes, of the Consolidated Financial Statements, included in the Schlumberger Consolidated Balance Sheet at December 31, 2020 is approximately $1.3 billion of liabilities associated with uncertain tax positions in the over 100 tax jurisdictions in which Schlumberger conducts business. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, Schlumberger cannot make reliable estimates of the timing of cash outflows relating to these liabilities.

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

As a large multinational company with a long history of operating in a cyclical industry, Schlumberger has extensive experience in working with its customers during difficult times to manage its accounts receivable.  During weak economic environments or when there is an extended period of weakness in oil and gas prices, Schlumberger typically experiences delays in the payment of its receivables.  However, except for a $469 million accounts receivable write-off during the fourth quarter of 2017 as a result of the political and economic condition in Venezuela, Schlumberger has not had material write-offs due to uncollectible accounts receivable over the recent industry downturn.  Schlumberger generates revenue in more than 120 countries.  As of December 31, 2020, only five of those countries individually accounted for greater than 5% of Schlumberger’s net accounts receivable balance, of which only one (Mexico) accounted for greater than 10% of such receivables.

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

During 2020 and 2019, Schlumberger recorded goodwill impairment charges of $3.1 billion and $8.8 billion, respectively.  Refer to Note 3 to the Consolidated Financial Statements for details regarding the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details.

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

Revenue Recognition for Certain Long-term Construction-type Contracts

Schlumberger recognizes revenue for certain long-term construction-type contracts over time.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Approximately 5% of Schlumberger’s revenue in each of 2020, 2019 and 2018, respectively, was recognized under this method.

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

Multiclient Seismic Data

Schlumberger capitalizes the costs associated with obtaining multiclient seismic data.  The carrying value of the multiclient seismic data library at December 31, 2020 and 2019 was $317 million and $568 million, respectively.  Such costs are charged to Cost of services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data.  However, an individual survey generally will not carry a net book value greater than a 4-year, straight-line amortized value.

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

The discount rate that Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plan was 2.60% at December 31, 2020 and 3.30% at December 31, 2019.
•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 2.38% at December 31, 2020 and 3.27% at December 31, 2019.
•	The weighted-average discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plan decreased from 4.30% in 2019 to 3.30% in 2020.
•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans decreased from 4.00% in 2019 to 3.27% in 2020.

The expected rate of return for Schlumberger’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The weighted average expected rate of return on plan assets for the United States pension plans was 6.60% in both 2020 and 2019. The weighted average expected rate of return on plan assets for the international pension plans was 6.71% in 2020 and 7.22% in 2019. A lower expected rate of return would increase pension expense.

Schlumberger’s medical cost trend rate assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The overall medical cost trend rate assumption utilized to determine the 2020 postretirement medical expense and the postretirement medical liability at December 31, 2020 was 7.25%, graded to 4.5% over the next eleven years.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States and international pension plans:

(Stated in millions)
		Effect on
	Effect on 2020	Dec. 31, 2020
Change in Assumption	Pretax Expense	Liability
25 basis point decrease in discount rate	+$42	+$664
25 basis point increase in discount rate	-$40	-$625
25 basis point decrease in expected return on plan assets	+$31	-
25 basis point increase in expected return on plan assets	-$31	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)
Effect on
	Effect on 2020	Dec. 31, 2020
Change in Assumption	Pretax Expense	Liability
25 basis point decrease in discount rate	-	+$46
25 basis point increase in discount rate	-	-$42

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates and interest rates.

As a multinational company, Schlumberger generates revenue in more than 120 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 73% of Schlumberger’s revenue in 2020 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

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

A 10% appreciation in the US dollar from the December 31, 2020 market rates would increase the unrealized value of Schlumberger’s forward contracts by $2 million.  Conversely, a 10% depreciation in the US dollar from the December 31, 2020 market rates would decrease the unrealized value of Schlumberger’s forward contracts by $5 million.  In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2020, contracts were outstanding for the US dollar equivalent of $8.6 billion in various foreign currencies, of which $6.4 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Schlumberger is subject to interest rate risk on its debt and its investment portfolio. Schlumberger maintains an interest rate risk management strategy that uses a mix of variable and fixed rate debt combined with its investment portfolio and occasionally interest rate swaps to mitigate the exposure to changes in interest rates. At December 31, 2020, Schlumberger had fixed rate debt aggregating approximately $16.3 billion and variable rate debt aggregating approximately $0.6 billion.

Schlumberger’s exposure to interest rate risk associated with its debt is also partially mitigated by its investment portfolio. Short-term investments, which totaled approximately $2.2 billion at December 31, 2020, are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds and notes, substantially all of which are denominated in US dollars. The average return on investments was 1.5% in 2020.

The following table reflects the carrying amounts of Schlumberger’s debt at December 31, 2020 by year of maturity:

									(Stated in millions)

	2021	2022	2023	2024	2025	2026	2027	2028	Thereafter	Total
Fixed rate debt
3.30% Senior Notes	$664									$664
2.65% Senior Notes		$598								598
3.63% Senior Notes		295								295
2.40% Senior Notes		999								999
3.65% Senior Notes			$1,496							1,496
4.00% Notes			80							80
3.70% Notes				$55						55
3.75% Senior Notes				746						746
0.00% Notes				611						611
1.40% Senior Notes					$498					498
4.00% Senior Notes					930					930
1.375% Guaranteed Notes						$1,221				1,221
1.00% Guaranteed Notes						736				736
0.25% Notes							$1,100			1,100
3.90% Senior Notes								$1,450		1,450
4.30% Senior Notes									$846	846
2.65% Senior Notes									1,250	1,250
0.50% Notes									1,099	1,099
2.00% Guaranteed Notes									1,214	1,214
7.00% Notes									206	206
5.95% Notes									114	114
5.13% Notes									99	99
Total fixed rate debt	$664	$1,892	$1,576	$1,412	$1,428	$1,957	$1,100	$1,450	$4,828	$16,307
Variable rate debt	186	-	293	-	100	-	-	-	-	579
Total	$850	$1,892	$1,869	$1,412	$1,528	$1,957	$1,100	$1,450	$4,828	$16,886

The fair value of the outstanding fixed rate debt was approximately $17.6 billion as of December 31, 2020. The weighted average interest rate on the variable rate debt as of December 31, 2020 was 1.0%.

Schlumberger does not enter into derivatives for speculative purposes.

Forward-looking Statements

This Form 10-K, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines or geographic areas within each Division); oil and natural gas demand and production growth; oil and natural gas prices; pricing; Schlumberger’s response to, and preparedness for, the COVID-19 pandemic and other widespread health emergencies; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s restructuring efforts and charges recorded as a result of such efforts; access to raw materials; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers, particularly during extended periods of low prices for crude oil and natural gas; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to sufficiently monetize assets; the extent of future charges; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; Schlumberger’s inability to recognize intended benefits from its business strategies and initiatives, such as digital or Schlumberger New Energy, as well as its restructuring and structural cost reduction plans; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements. Statements in this Form 10-K are made as of January 27, 2021, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	(Stated in millions, except per share amounts)
Year Ended December 31,	2020	2019	2018
Revenue
Services	$16,533	$24,358	$24,296
Product sales	7,068	8,559	8,519
Total Revenue	23,601	32,917	32,815
Interest & other income	163	86	149
Gains on sales of businesses	104	247	215
Expenses
Cost of services	14,675	20,828	20,618
Cost of sales	6,325	7,892	7,860
Research & engineering	580	717	702
General & administrative	365	474	444
Impairments & other	12,658	13,148	356
Interest	563	609	575
Income (loss) before taxes	(11,298)	(10,418)	2,624
Tax expense (benefit)	(812)	(311)	447
Net income (loss)	(10,486)	(10,107)	2,177
Net income attributable to noncontrolling interests	32	30	39
Net income (loss) attributable to Schlumberger	$(10,518)	$(10,137)	$2,138

Basic earnings (loss) per share of Schlumberger	$(7.57)	$(7.32)	$1.54

Diluted earnings (loss) per share of Schlumberger	$(7.57)	$(7.32)	$1.53

Average shares outstanding:
Basic	1,390	1,385	1,385
Assuming dilution	1,390	1,385	1,393

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Stated in millions)
Year Ended December 31,	2020	2019	2018
Net income (loss)	$(10,486)	$(10,107)	$2,177
Currency translation adjustments
Net change arising during the period	(239)	67	(191)
Marketable securities
Unrealized loss arising during the period	-	-	(11)
Cash flow hedges
Net loss on cash flow hedges	(90)	(32)	(16)
Reclassification to net income (loss) of net realized loss	54	10	1
Pension and other postretirement benefit plans
Actuarial gain (loss) arising during the period	(247)	127	(186)
Amortization to net income (loss) of net actuarial loss	200	94	187
Amortization to net income (loss) of net prior service (credit) cost	(17)	(11)	(5)
Impact of curtailment	(69)	-	-
Income taxes on pension and other postretirement benefit plans	(38)	(71)	(18)
Comprehensive income (loss)	(10,932)	(9,923)	1,938
Comprehensive income attributable to noncontrolling interests	32	30	39
Comprehensive income (loss) attributable to Schlumberger	$(10,964)	$(9,953)	$1,899

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)
December 31,	2020	2019
ASSETS
Current Assets
Cash	$844	$1,137
Short-term investments	2,162	1,030
Receivables less allowance for doubtful accounts (2020 - $301; 2019 - $255)	5,247	7,747
Inventories	3,354	4,130
Other current assets	1,312	1,486
	12,919	15,530
Investments in Affiliated Companies	2,061	1,565
Fixed Assets less accumulated depreciation	6,826	9,270
Multiclient Seismic Data	317	568
Goodwill	12,980	16,042
Intangible Assets	3,455	7,089
Other Assets	3,876	6,248
	$42,434	$56,312
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	8,442	10,663
Estimated liability for taxes on income	1,015	1,209
Short-term borrowings and current portion of long-term debt	850	524
Dividends payable	184	702
	10,491	13,098
Long-term Debt	16,036	14,770
Postretirement Benefits	1,049	967
Deferred Taxes	19	491
Other Liabilities	2,350	2,810
	29,945	32,136
Equity
Common stock	12,970	13,078
Treasury stock	(3,033)	(3,631)
Retained earnings	7,018	18,751
Accumulated other comprehensive loss	(4,884)	(4,438)
Schlumberger stockholders' equity	12,071	23,760
Noncontrolling interests	418	416
	12,489	24,176
	$42,434	$56,312

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(10,486)	$(10,107)	$2,177
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges and credits	12,515	12,901	141
Depreciation and amortization (1)	2,566	3,589	3,556
Deferred taxes	(1,248)	(1,011)	(245)
Stock-based compensation expense	397	405	345
Pension and other postretirement benefits funding	(16)	(25)	(83)
Earnings of equity method investments, less dividends received	(28)	6	(48)
Change in assets and liabilities: (2)
Decrease in receivables	2,345	142	430
Decrease (increase) in inventories	86	(314)	(10)
Decrease (increase) in other current assets	267	(68)	121
(Increase) decrease in other assets	(25)	22	(58)
Decrease in accounts payable and accrued liabilities	(3,330)	(161)	(824)
(Decrease) increase in estimated liability for taxes on income	(201)	6	(103)
Increase (decrease) in other liabilities	19	(52)	69
Other	83	98	245
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,944	5,431	5,713
Cash flows from investing activities:
Capital expenditures	(1,116)	(1,724)	(2,160)
APS investments	(303)	(781)	(981)
Multiclient seismic data capitalized	(101)	(231)	(100)
Net proceeds from divestitures	434	348	-
Proceeds from formation of Sensia joint venture	-	238	-
Proceeds from sale of WesternGeco marine seismic business, net of cash divested	-	-	579
Business acquisitions and investments, net of cash acquired	(33)	(23)	(292)
(Purchase) sale of investments, net	(1,141)	317	1,943
Other	(93)	(155)	(29)
NET CASH USED IN INVESTING ACTIVITIES	(2,353)	(2,011)	(1,040)
Cash flows from financing activities:
Dividends paid	(1,734)	(2,769)	(2,770)
Proceeds from employee stock purchase plan	146	196	227
Proceeds from exercise of stock options	-	23	34
Stock repurchase program	(26)	(278)	(400)
Proceeds from issuance of long-term debt	5,837	4,004	898
Repayment of long-term debt	(4,975)	(4,799)	(2,861)
Net increase (decrease) in short-term borrowings	156	(44)	(85)
Repayment of finance lease-related obligations	(188)	-	-
Other	(89)	(51)	(63)
NET CASH USED IN FINANCING ACTIVITIES	(873)	(3,718)	(5,020)
Net decrease in cash before translation effect	(282)	(298)	(347)
Translation effect on cash	(11)	2	(19)
Cash, beginning of period	1,137	1,433	1,799
Cash, end of period	$844	$1,137	$1,433

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2018	$12,975	$(4,049)	$32,190	$(4,274)	$419	$37,261
Net income			2,138		39	2,177
Currency translation adjustments				(191)	(5)	(196)
Changes in unrealized gain on marketable securities				(11)		(11)
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				(22)		(22)
Shares sold to optionees, less shares exchanged	(41)	75				34
Vesting of restricted stock	(72)	72				-
Shares issued under employee stock purchase plan	(67)	294				227
Stock repurchase program		(400)				(400)
Stock-based compensation expense	345					345
Dividends declared ($2.00 per share)			(2,770)			(2,770)
Stranded tax related to US pension			109	(109)		-
Other	(8)	2	(9)		(29)	(44)
Balance, December 31, 2018	13,132	(4,006)	31,658	(4,622)	424	36,586
Net loss			(10,137)		30	(10,107)
Currency translation adjustments				67	(1)	66
Changes in fair value of cash flow hedges				(22)		(22)
Pension and other postretirement benefit plans				139		139
Shares sold to optionees, less shares exchanged	(26)	49				23
Vesting of restricted stock	(155)	155				-
Shares issued under employee stock purchase plan	(249)	445				196
Stock repurchase program		(278)				(278)
Stock-based compensation expense	405					405
Dividends declared ($2.00 per share)			(2,770)			(2,770)
Other	(29)	4			(37)	(62)
Balance, December 31, 2019	13,078	(3,631)	18,751	(4,438)	416	24,176
Net loss			(10,518)		32	(10,486)
Currency translation adjustments				(239)	7	(232)
Changes in fair value of cash flow hedges				(36)		(36)
Pension and other postretirement benefit plans				(171)		(171)
Vesting of restricted stock	(173)	173				-
Shares issued under employee stock purchase plan	(298)	444				146
Stock repurchase program		(26)				(26)
Stock-based compensation expense	397					397
Dividends declared ($0.875 per share)			(1,215)			(1,215)
Other	(34)	7			(37)	(64)
Balance, December 31, 2020	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)
			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2018	1,434	(50)	1,384
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	1	1
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(6)	(6)
Balance, December 31, 2018	1,434	(51)	1,383
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	6	6
Stock repurchase program	-	(7)	(7)
Balance, December 31, 2019	1,434	(49)	1,385
Shares sold to optionees, less shares exchanged	-	6	6
Vesting of restricted stock	-	2	2
Stock repurchase program	-	(1)	(1)
Balance, December 31, 2020	1,434	(42)	1,392

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “Schlumberger”) form a technology company that partners with customers to access energy.  Schlumberger provides leading digital solutions and deploys innovative technologies to enable performance and sustainability for the global energy industry.  Schlumberger collaborates to create technology that unlocks access to energy for the benefit of all.

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

Revenue Recognition

Schlumberger adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers on January 1, 2018.  This ASU amended the existing accounting standards for revenue recognition and requires companies to recognize revenue when control of the promised goods or services is transferred to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services.  Under the transition method selected by Schlumberger, this ASU was applied only to those contracts which were not completed as of January 1, 2018.  Prior period amounts were not adjusted and were reflected in accordance with Schlumberger’s historical accounting.  The adoption of this ASU did not have a material impact on Schlumberger’s Consolidated Financial Statements.

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

Due to the nature of its businesses, Schlumberger does not have significant backlog.  Total backlog was $2.6 billion at December 31, 2020, of which approximately 60% is expected to be recognized as revenue during 2021.

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

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence, are accounted for using the equity method.  Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest and other income. Investments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method.  Investments in publicly traded companies in which Schlumberger does not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of Interest and other income.

Multiclient Seismic Data

Schlumberger’s multiclient library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. Schlumberger capitalizes costs directly incurred in acquiring and processing the multiclient seismic data. Such costs are charged to Cost of services based on the percentage of the total costs to the estimated total revenue that Schlumberger expects to receive from the sales of such data. However, an individual survey generally will not carry a net book value greater than a 4-year, straight-line amortized value.

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

Asset Performance Solutions

Asset Performance Solutions (“APS”) projects are focused on developing and co-managing production of customers’ assets under long-term agreements.  Schlumberger invests its own services and products, and in certain historical cases, cash into the field development activities and operations.  Although in certain arrangements Schlumberger is paid for a portion of the services or products it provides, generally Schlumberger will not be paid at the time of providing its services or upon delivery of its products. Instead, Schlumberger is generally compensated based on cash flow generated or on a fee-per-barrel basis.  This includes certain arrangements whereby Schlumberger is only compensated based on incremental production it helps deliver above a mutually agreed baseline.

Schlumberger capitalizes its cash investments in a project as well as the direct costs associated with providing services or products for which Schlumberger will be compensated when the related production is achieved.  These capitalized investments are amortized to the Consolidated Statement of Income (Loss) as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.  Amortization expense relating to these capitalized investments was $396 million, $731 million and $568 million in 2020, 2019 and 2018, respectively.

The unamortized portion of Schlumberger’s investments in APS projects was $1.713 billion and $3.724 billion at December 31, 2020 and 2019, respectively.  These amounts are included within Other Assets in Schlumberger’s Consolidated Balance Sheet.

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

Schlumberger generates revenue in more than 120 countries and as such, its accounts receivable are spread over many countries and customers.  Mexico represented approximately 14% of Schlumberger’s net accounts receivable balance at December 31, 2020.  No other country accounted for greater than 10% of Schlumberger’s accounts receivable balance.  Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition.  If the financial condition of Schlumberger’s customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Earnings per Share

The following is a reconciliation from basic to diluted earnings (loss) per share of Schlumberger for each of the last three years:

(Stated in millions, except per share amounts)
	Net Income (Loss) Attributable to Schlumberger	Average Shares Outstanding	Earnings (Loss) per Share
2020:
Basic	$(10,518)	1,390	$(7.57)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(10,518)	1,390	$(7.57)
2019:
Basic	$(10,137)	1,385	$(7.32)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(10,137)	1,385	$(7.32)
2018:
Basic	$2,138	1,385	$1.54
Assumed exercise of stock options	-	-
Unvested restricted stock	-	8
Diluted	$2,138	1,393	$1.53

The number of outstanding employee stock options to purchase shares of Schlumberger common stock and unvested restricted stock units that were not included in the computation of diluted earnings/loss per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)
	2020	2019	2018
Employee stock options	48	46	40
Unvested restricted stock	19	12	-

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  Charges and Credits

2020

Schlumberger recorded the following charges and credits during 2020, all of which, unless otherwise noted, are classified in Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets impairments	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North America pressure pumping impairment	587	133	454
Workforce reductions	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Multiclient seismic data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	60	4	56
Third quarter:
Facility exit charges	254	39	215
Workforce reductions	63	-	63
Other	33	1	32
Fourth quarter:
Gain on sale of OneStim	(104)	(11)	(93)
Unrealized gain on marketable securities	(39)	(9)	(30)
Other	62	4	58
	$12,515	$1,041	$11,474

First quarter 2020:

•

Geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the COVID-19 pandemic, leading to a collapse in oil prices during March 2020.  As a result, Schlumberger’s market capitalization deteriorated significantly compared to the end of 2019.  Schlumberger’s stock price reached a low during the first quarter of 2020 not seen since 1995.  Additionally, the Philadelphia Oil Services Sector index, which is comprised of companies involved in the oil services sector, reached an all-time low.  As a result of these facts, Schlumberger determined that it was more likely than not that the fair value of certain of its reporting units was less than their carrying value.  Therefore, Schlumberger performed an interim goodwill impairment test.

Schlumberger had 11 reporting units with goodwill balances aggregating $16.0 billion.  Schlumberger determined that the fair value of four of its reporting units, representing $4.5 billion of goodwill, was substantially in excess of their carrying value.  Schlumberger performed a detailed quantitative impairment assessment of the remaining seven reporting units, which represented $11.5 billion of goodwill. As a result of this assessment, Schlumberger concluded that the goodwill associated with each of these seven reporting units was impaired, resulting in a $3.1 billion goodwill impairment charge.

Following the $3.1 billion goodwill impairment charge relating to these seven reporting units, six of these reporting units had a remaining goodwill balance.  These goodwill balances ranged between $0.2 billion and $5.0 billion and aggregated to $8.4 billion as of March 31, 2020.

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

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate.  Schlumberger selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates.  Schlumberger’s estimates are based upon assumptions believed to be reasonable.  However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in a volatile market, actual results may differ from those used in Schlumberger’s valuations which could result in additional impairment charges in the future.

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

-	$1.3 billion relating to the carrying value of certain APS projects in North America.
-	$0.6 billion of fixed assets associated with the pressure pumping business in North America.

•	$202 million of severance.

•	$79 million of other restructuring charges, primarily consisting of the impairment of an equity method investment that was determined to be other-than-temporarily impaired.

•	$164 million relating to a valuation allowance against certain deferred tax assets.

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

•

As a consequence of the workforce reductions described above, Schlumberger recorded a curtailment gain of $69 million relating to its US postretirement medical plan.  See Note 17 – Pension and Other Postretirement Benefit Plans for further details.

The fair value of the impaired intangible assets, fixed assets, APS investments, right-of-use assets and multiclient seismic data was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgement.

Third quarter 2020:

•	During the third quarter of 2020, Schlumberger recorded the following restructuring charges:
-	$254 million of facility exit charges as Schlumberger continued to rationalize its real estate footprint relating to both leased and owned facilities.
-	$63 million of severance.
-	$33 million of other charges.

Fourth quarter 2020:

•

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada (“OneStim”), including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Oilfield Services Inc. (“Liberty”) in exchange for a 37% equity interest in Liberty.  As a result of this transaction, Schlumberger recognized a gain of $104 million during the fourth quarter of 2020.  This gain is classified in Gains on sales of businesses in the Consolidated Statement of Income (Loss).

Schlumberger will account for its investment in Liberty under the equity method of accounting and will record its share of Liberty’s net income on a one-quarter lag.  Based on the quoted market price of Liberty’s shares as of December 31, 2020, the value of Schlumberger’s investment is approximately $0.7 billion.

•

During the fourth quarter of 2020, a start-up company that Schlumberger previously invested in completed an initial public offering.  As a result, Schlumberger recognized an unrealized gain of $39 million to increase the carrying value of this investment to its fair value of approximately $43 million.  This unrealized gain is reflected in Interest and other income in the Consolidated Statement of Income (Loss).

•

During the fourth quarter of 2020, Schlumberger entered into an agreement to purchase new software licenses.  This transaction rendered certain previously purchased licenses obsolete.  As a result, Schlumberger wrote off the remaining $62 million of net book value associated with the obsolete software licenses.

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

2019

Schlumberger recorded the following charges and credits during 2019, all of which are classified as Impairments & other in the Consolidated Statement of Income (Loss), except for the gain on the formation of the Sensia joint venture:

	(Stated in millions)

	Pretax	Tax	Net
Third quarter:
Goodwill impairment	$8,828	$43	$8,785
Intangible assets impairment	1,085	248	837
North America pressure pumping	1,575	344	1,231
Other North America-related	310	53	257
Argentina	127	-	127
Equity-method investments	231	12	219
Asset Performance Solutions investments	294	-	294
Other	242	13	229
Fourth quarter:
North America restructuring	225	51	174
Other restructuring	104	(33)	137
Workforce reductions	68	8	60
Pension settlement accounting	37	8	29
Repurchase of bonds	22	5	17
Gain on formation of Sensia joint venture	(247)	(42)	(205)
	$12,901	$710	$12,191

              Third quarter of 2019:

•

During August 2019, Schlumberger’s market capitalization deteriorated significantly compared to the end of the second quarter of 2019.  Schlumberger’s stock price reached a low not seen since 2005.  Additionally, the Philadelphia Oil Services Sector Index, which is comprised of companies in the oil services sector, reached an 18-year low.

As a result of these facts, Schlumberger determined that it was more likely than not that the fair value of certain of its reporting units was less than their carrying value.  Therefore, Schlumberger performed an interim goodwill impairment test as of August 31, 2019.

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

•

The negative market indicators described above combined with deteriorating market conditions in North America, as well as the results of the previously mentioned fair value determinations of certain of Schlumberger’s reporting units and the appointment of a new Chief Executive Officer, were all triggering events that indicated that certain of Schlumberger’s long-lived tangible and intangible assets may be impaired.

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

•

As a result of the economic challenges in Argentina, Schlumberger recorded $127 million of charges during the third quarter of 2019.  This consists of $72 million of asset impairments, a $26 million devaluation charge and $29 million of severance.

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

The fair value of certain of the assets impaired during the fourth quarter of 2019 was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgment.

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

•

Certain of Schlumberger’s defined benefit pension plans offered former Schlumberger employees, who had not yet commenced receiving their pension benefits, an opportunity to receive a lump sum payout of their vested pension benefit which resulted in Schlumberger recording a pension settlement charge of $37 million in the fourth quarter of 2019.  See Note 17 – Pension and Other Postretirement Benefit Plans for further details.

•	During the fourth quarter of 2019, Schlumberger repurchased certain Senior Notes (see Note 9 – Long-term Debt), which resulted in a $22 million charge.

•

On October 1, 2019, Schlumberger and Rockwell completed the formation of Sensia, a joint venture that is the oil and gas industry’s first digitally enabled integrated automation solutions provider.  Rockwell Automation owns 53% of the joint venture and Schlumberger owns 47%.  In connection with this transaction, Schlumberger received a cash payment of $238 million.  Schlumberger will account for its investment under the equity method of accounting.  During the fourth quarter of 2019, Schlumberger recorded a $247 million gain as a result of the deconsolidation of certain of its businesses in connection with the formation of the joint venture.  This gain, which is equal to the sum of the $238 million of cash proceeds received and the fair value of Schlumberger’s retained noncontrolling investment in the businesses it contributed less the carrying amount of the assets and liabilities of such businesses at the time of the closing, is classified as Gains on sale of businesses in the Consolidated Statement of Income (Loss).

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

4.  Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2020	2019
Raw materials & field materials	$1,573	$1,857
Work in progress	464	515
Finished goods	1,317	1,758
	$3,354	$4,130

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2020	2019
Land	$362	$483
Buildings & improvements	3,757	5,156
Machinery & equipment	25,625	29,370
	29,744	35,009
Less: Accumulated depreciation	22,918	25,739
	$6,826	$9,270

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $1.6 billion, $2.0 billion and $2.1 billion in 2020, 2019 and 2018, respectively.

6.  Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data is as follows:

(Stated in millions)

	2020	2019
Balance at beginning of year	$568	$601
Capitalized in period	101	231
Charged to expense	(174)	(264)
Impairment charge (see Note 3)	(156)	-
Other	(22)	-
	$317	$568

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance, January 1, 2019	$4,703	$10,111	$4,678	$5,439	$24,931
Impairment (see Note 3)	(97)	(3,025)	(705)	(5,001)	(8,828)
Impact of changes in exchange rates and other	(46)	6	(24)	3	(61)
Balance, December 31, 2019	4,560	7,092	3,949	441	16,042
Impairment (see Note 3)	-	(1,659)	(1,228)	(183)	(3,070)
Impact of changes in exchange rates and other	-	10	(17)	3	(4)
Balance, September 30, 2020	$4,560	$5,443	$2,704	$261	$12,968

In connection with the change in reportable segments discussed in Note 16 – Segment Information, Schlumberger reallocated goodwill that existed as of September 30, 2020 to the new reporting units on a relative fair value basis as follows:

	(Stated in millions)

	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems	Total
Balance, October 1, 2020	$2,041	$3,806	$6,267	$854	$12,968
Impact of changes in exchange rates and other	6	(4)	11	(1)	12
Balance, December 31, 2020	$2,047	$3,802	$6,278	$853	$12,980

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2020			2019
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$1,744	$485	$1,259	$3,779	$868	$2,911
Technology/Technical Know-How	1,284	488	796	2,498	779	1,719
Tradenames	767	166	601	1,885	264	1,621
Other	1,488	689	799	1,514	676	838
	$5,283	$1,828	$3,455	$9,676	$2,587	$7,089

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $371 million in 2020, $618 million in 2019 and $673 million in 2018.

Based on the carrying value of intangible assets at December 31, 2020, amortization expense for the subsequent five years is estimated to be as follows: 2021: $307 million, 2022: $304 million, 2023: $293 million, 2024: $269 million and 2025: $259 million.

9. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2020	2019
3.65% Senior Notes due 2023	$1,496	$1,495
3.90% Senior Notes due 2028	1,450	1,444
2.65% Senior Notes due 2030	1,250	-
1.375% Guaranteed Notes due 2026	1,221	-
2.00% Guaranteed Notes due 2032	1,214	-
0.25% Notes due 2027	1,100	550
0.50% Notes due 2031	1,099	544
2.40% Senior Notes due 2022	999	998
4.00% Senior Notes due 2025	930	929
4.30% Senior Notes due 2029	846	845
3.75% Senior Notes due 2024	746	746
1.00% Guaranteed Notes due 2026	736	665
0.00% Notes due 2024	611	551
2.65% Senior Notes due 2022	598	598
1.40% Senior Notes due 2025	498	-
3.63% Senior Notes due 2022	295	294
7.00% Notes due 2038	206	208
5.95% Notes due 2041	114	114
5.13% Notes due 2043	99	99
4.00% Notes due 2023	80	81
3.70% Notes due 2024	55	55
3.30% Senior Notes due 2021	-	1,597
4.20% Senior Notes due 2021	-	600
Commercial paper borrowings	393	2,222
Other	-	135
	$16,036	$14,770

During the third quarter of 2020, Schlumberger issued $500 million of 1.40% Senior Notes due 2025 and $350 million of 2.65% Senior Notes due 2030.

During the second quarter of 2020, Schlumberger issued €1.0 billion of 1.375% Guaranteed Notes due 2026, $900 million of 2.65% Senior Notes due 2030 and €1.0 billion of 2.00% Guaranteed Notes due 2032.

During the second quarter of 2020, Schlumberger repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021.  Schlumberger paid a premium of approximately $40 million in connection with these repurchases.  This premium was classified in Impairments & other in the Consolidated Statement of Income (Loss).  (See Note 3 – Charges and Credits.)

During the second quarter of 2020, Schlumberger established a €5.0 billion Guaranteed Euro Medium Term Note program that provides for the issuance of various types of debt instruments such as fixed or floating rate notes in euro, US dollar or other currencies.  At December 31, 2020, Schlumberger had not issued any debt under this program.

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

During the first quarter of 2019 Schlumberger issued $750 million of 3.75% Senior Notes due 2024 and $850 million of 4.30% Senior Notes due 2029.

At December 31, 2020, Schlumberger had committed credit facility agreements with commercial banks aggregating $6.25 billion, of which $5.86 billion was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which  $2.75 billion matures in February 2023, $2.0 billion matures in February 2025 and $1.5 billion matures in July 2025.  Schlumberger also has a €1.54 billion committed revolving credit facility that expires in the second quarter of 2021 but can be extended at Schlumberger’s option for up to an additional year.  At December 31, 2020, no amounts had been drawn under this facility. Interest rates and other terms of borrowing under these lines of credit vary by facility.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.  Borrowings under the commercial paper programs at December 31, 2020 were $0.4 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.  At December 31, 2019, borrowings under the commercial paper programs were $2.2 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

The weighted average interest rate on variable rate debt as of December 31, 2020 was 1.0%.

Long-term Debt as of December 31, 2020 is due as follows:  $1.9 billion in 2022, $1.9 billion in 2023, $1.4 billion in 2024, $1.5 billion in 2025, $2.0 billion in 2026, $1.1 billion in 2027 and $6.3 billion thereafter.

The fair value of Schlumberger’s Long-term Debt at December 31, 2020 and December 31, 2019 was $17.3 billion and $15.3 billion, respectively, and was estimated based on quoted market prices.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both wholly-owned subsidiaries of Schlumberger Limited.

10. Derivative Instruments and Hedging Activities

As a multinational company, Schlumberger conducts its business in over 120 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 73% of Schlumberger’s revenues in 2020 were denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar–reported expenses will increase (decrease).

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency. Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks. Included in Other Assets was $427 million at December 31, 2020 ($41 million at December 31, 2019) and included in Other Liabilities was $13 million at December 31, 2020 ($38 million at December 31, 2019) relating to the fair value of outstanding cross-currency swap derivatives.  The fair value was determined using a model with inputs that are observable in the market or can be derived or collaborated by observable data.

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

During the second quarter of 2020, a US-dollar functional currency subsidiary of Schlumberger issued €2.0 billion of Euro-denominated debt. Schlumberger entered into cross-currency swaps for an aggregate notional amount of €2.0 billion in order to hedge changes in the fair value of its €1.0 billion of 1.375% Guaranteed Notes due 2026 and €1.0 billion of 2.00% Guaranteed Notes due 2032. These cross-currency swaps effectively convert the swapped portion of the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.77% and 3.49%, respectively.

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

Schlumberger is exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income (Loss), as are changes in the fair value of the hedged item.  Transaction losses of $21 million in 2020 and transaction gains of $2 million in 2019 and $1 million in 2018 were recognized in the Consolidated Statement of Income (Loss) net of related hedging activities.

At December 31, 2020, contracts were outstanding for the US dollar equivalent of $8.6 billion in various foreign currencies, of which $6.4 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps, the fair value of the other outstanding derivatives was not material at December 31, 2020 and 2019.

The effect of derivative instruments designated as hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)			Consolidated Statement
	2020	2019	2018	of Income (Loss) Classification
Derivatives designated as cash flow hedges:
Cross currency swap	$493	$(35)	$55	Cost of services/sales
Foreign exchange contracts	(5)	(10)	(1)	Cost of services/sales
	$488	$(45)	$54
Derivatives not designated as hedges:
Foreign exchange contracts	$(29)	$(5)	$40	Cost of services/sales

Schlumberger does not enter into derivative transactions for speculative purposes.

11. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,392,325,960 and 1,384,515,345 shares were outstanding on December 31, 2020 and 2019, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Schlumberger Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

	(Stated in millions)

				Pension and
	Currency			Other
	Translation	Marketable	Cash Flow	Postretirement
	Adjustments	Securities	Hedges	Benefit Plans	Total
Balance, January 1, 2018	$(2,139)	$13	$3	$(2,151)	$(4,274)
Reclassification to Retained Earnings of stranded tax effects resulting from US tax reform	-	-	-	(109)	(109)
Other comprehensive loss before reclassifications	(191)	(11)	(16)	(186)	(404)
Amounts reclassified from accumulated other comprehensive loss	-	-	1	182	183
Income taxes	-	-	-	(18)	(18)
Balance, December 31, 2018	(2,330)	2	(12)	(2,282)	(4,622)
Other comprehensive loss before reclassifications	67	-	(32)	127	162
Amounts reclassified from accumulated other comprehensive loss	-	-	10	83	93
Income taxes	-	-	-	(71)	(71)
Balance, December 31, 2019	(2,263)	2	(34)	(2,143)	(4,438)
Other comprehensive loss before reclassifications	(239)	-	(90)	(247)	(576)
Amounts reclassified from accumulated other comprehensive loss	-	-	54	114	168
Income taxes	-	-	-	(38)	(38)
Balance, December 31, 2020	$(2,502)	$2	$(70)	$(2,314)	$(4,884)

Other comprehensive loss was $447 million in 2020 and $239 million in 2018.  Other comprehensive income was $184 million in 2019.

12. Stock-based Compensation Plans

Schlumberger has three types of stock-based compensation programs: (i) stock options, (ii) a restricted stock, restricted stock unit and performance share unit program (collectively referred to as “restricted stock”), and (iii) a discounted stock purchase plan (“DSPP”).

Stock Options

Key employees may be granted stock options under Schlumberger stock option plans. The exercise price equals the average of the high and low sales prices of Schlumberger stock on the date of grant.  The maximum term is 10 years, and the options generally vest in increments over five years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2020	2019	2018
Dividend yield	5.2%	4.8%	2.6%
Expected volatility	26%	25%	26%
Risk-free interest rate	1.7%	2.7%	2.6%
Expected option life in years	7.0	7.0	7.0
Weighted-average fair value per share	$5.07	$6.21	$17.37

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2020:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$38.75 - $69.98	15,562	7.7	$44.48	3,846	$56.69
$70.31 - $76.74	9,462	2.1	$72.10	9,399	$72.06
$77.10 - $83.15	7,303	5.4	$79.29	5,425	$79.52
$83.89 - $88.77	8,549	3.0	$85.96	7,097	$85.66
$90.00 - $114.83	7,396	3.4	$95.79	7,396	$95.79
	48,272	4.8	$70.37	33,163	$79.70

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2020 was 3.3 years.

The following table summarizes stock option activity during the years ended December 31, 2020, 2019 and 2018:

	(Shares stated in thousands)

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	46,269	$75.65	43,529	$79.36	47,210	$79.13
Granted	7,468	$38.75	5,604	$41.50	2,121	$76.95
Exercised	-	$-	(1,045)	$38.50	(936)	$54.20
Forfeited	(5,465)	$71.86	(1,819)	$74.69	(4,866)	$84.19
Outstanding at year-end	48,272	$70.37	46,269	$75.65	43,529	$79.36

Stock options outstanding and stock options exercisable as of December 31, 2020 had no intrinsic value.

The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was  $4 million and $15 million, respectively.  There were no stock options exercised during the year ended December 31, 2020.

Restricted Stock

Schlumberger grants performance share units to its executive officers.  The number of shares earned is determined at the end of each performance period based on Schlumberger’s achievement of certain predefined targets as defined in the underlying performance share unit agreement.  In the event Schlumberger exceeds the predefined target, shares for up to the maximum of 250% of the target award may be awarded.  In the event Schlumberger falls below the predefined target, a reduced number of shares may be awarded.  If

Schlumberger falls below the threshold award performance level, no shares will be awarded.  As of December 31, 2020, 3.8 million performance share units were outstanding assuming the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years or vest ratably in equal tranches over a three-year period.

Restricted stock awards do not pay dividends or have voting rights prior to vesting.  Accordingly, the fair value of a restricted stock award is the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock transactions:

	(Shares stated in thousands)

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	11,822	$49.86	6,951	$70.13	5,428	$72.33
Granted	10,637	$26.53	7,888	$35.56	3,204	$70.54
Vested	(3,059)	$71.56	(2,722)	$72.09	(982)	$77.62
Forfeited	(637)	$45.95	(295)	$57.41	(699)	$70.67
Unvested at year-end	18,763	$35.24	11,822	$49.86	6,951	$70.13

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2020	2019	2018
Dividend yield	4.0%	5.3%	2.9%
Expected volatility	43%	30%	22%
Risk-free interest rate	0.88%	2.3%	1.6%
Weighted-average fair value per share	$5.38	$5.81	$9.01

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2020	2019	2018
Stock options	$75	$99	$134
Restricted stock	293	274	179
DSPP	29	32	32
	$397	$405	$345

At December 31, 2020, there was $335 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $198 million is expected to be recognized in 2021, $102 million in 2022, $26 million in 2023, and $9 million in 2024.

As of December 31, 2020, approximately 16 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

13.  Income Taxes

Schlumberger operates in more than 100 tax jurisdictions, where statutory tax rates generally vary from 0% to 35%.

Income (loss) before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2020	2019	2018
United States	$(4,394)	$(8,991)	$(55)
Outside United States	(6,904)	(1,427)	2,679
	$(11,298)	$(10,418)	$2,624

Schlumberger recorded net pretax charges of $12.515 billion in 2020 ($3.961 billion in the US and $8.554 billion outside the US); $12.901 billion in 2019 ($8.769 billion in the US and $4.132 billion outside the US); and $141 million in 2018 ($102 million in the US and $39 million outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	2020	2019
Intangible assets	$(881)	$(1,790)
Net operating losses	421	144
Fixed assets, net	151	434
Inventories	59	155
Investments in non-US subsidiaries	(171)	(220)
Foreign tax credits	-	312
Other, net	402	474
	$(19)	$(491)

The deferred tax balances at December 31, 2020 and 2019 were net of valuation allowances relating to net operating losses in certain countries of $127 million and $82 million, respectively.  Additionally, the deferred tax balances at December 31, 2020 were net of valuation allowances relating to foreign tax credits and capital losses of $106 million and $54 million, respectively.

Approximately $353 million of the $421 million deferred tax asset relating to net operating losses at December 31, 2020 can be carried forward indefinitely.  The vast majority of the remaining balance expires at various dates between 2030 and 2040.

Schlumberger generally does not provide for taxes related to the undistributed earnings of its subsidiaries because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested.

The components of Tax expense (benefit) were as follows:

(Stated in millions)

	2020	2019	2018
Current:
United States-Federal	$21	$(81)	$124
United States-State	5	11	(50)
Outside United States	410	770	618
	436	700	692
Deferred:
United States-Federal	$(824)	$(660)	$(143)
United States-State	(67)	(93)	(4)
Outside United States	(563)	(257)	(69)
Valuation allowance	206	(1)	(29)
	(1,248)	(1,011)	(245)
	$(812)	$(311)	$447

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2020	2019	2018
US federal statutory rate	21%	21%	21%
State tax	-	-	(2)
Non-US income taxed at different rates	-	-	(2)
Charges and credits (See Note 3)	(14)	(19)	-
Other	-	1	-
	7%	3%	17%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2020, 2019 and 2018 is as follows:

(Stated in millions)

	2020	2019	2018
Balance at beginning of year	$1,301	$1,433	$1,393
Additions based on tax positions related to the current year	76	86	88
Additions for tax positions of prior years	78	65	145
Impact of changes in exchange rates	(3)	2	(41)
Settlements with tax authorities	(15)	(50)	(22)
Reductions for tax positions of prior years	(87)	(176)	(57)
Reductions due to the lapse of the applicable statute of limitations	(79)	(59)	(73)
	$1,271	$1,301	$1,433

The amounts above exclude accrued interest and penalties of $184 million, $188 million and $205 million at December 31, 2020, 2019 and 2018, respectively.  Schlumberger classifies interest and penalties relating to uncertain tax positions within Tax expense (benefit) in the Consolidated Statement of Income (Loss).

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2013 - 2020
Ecuador	2016 - 2020
Mexico	2012 - 2020
Norway	2015 - 2020
Russia	2016 - 2020
Saudi Arabia	2015 - 2020
United Kingdom	2017 - 2020
United States	2017 - 2020

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

14. Leases and Lease Commitments

Schlumberger’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.  Total operating lease expense, which approximates cash paid and includes short-term leases, was $1.4 billion in 2020  and $1.7 billion in each of 2019 and 2018.

Maturities of operating lease liabilities as of December 31, 2020 were as follows:

(Stated in millions)

2021	$256
2022	200
2023	160
2024	128
2025	92
Thereafter	318
Total lease payments	$1,154
Less: Interest	(143)
$1,011
Amounts recognized in balance sheet
Accounts payable and accrued liabilities	$248
Other Liabilities	763
$1,011

Operating lease assets of $0.8 billion and $1.3 billion as of December 31, 2020 and 2019, respectively, were included in Other Assets in the Consolidated Balance Sheet.  Operating lease liabilities as of December 31, 2019 were $1.0 billion, of which $0.2 billion was classified in Accounts payable and accrued liabilities and $0.8 billion was classified in Other Liabilities in the Consolidated Balance Sheet.

The weighted-average remaining lease term as of December 31, 2020 was 8 years.  The weighted-average discount rate used to determine the operating lease liability as of December 31, 2020 was 3.2%.

15. Contingencies

Schlumberger is party to various legal proceedings from time to time.  A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote.  However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of any of these proceedings.

16. Segment Information

During 2020, Schlumberger restructured its organization in order to prepare for a changing industry future.  This new structure is aligned with customer workflows and is directly linked to Schlumberger’s corporate strategy, a key element of which is customer collaboration.

The new organization consists of four Divisions that combine and integrate Schlumberger’s technologies, enhancing the portfolio of capabilities that support the emerging long-term growth opportunities in each of these market segments.

The four Divisions, representing Schlumberger’s segments, are:

•	Digital & Integration – Combines Schlumberger’s software and seismic businesses with its integrated offering of Asset Performance Solutions.
•	Reservoir Performance – Consists of reservoir-centric technologies and services that are critical to optimizing reservoir productivity and performance.
•	Well Construction – Combines the full portfolio of products and services to optimize well placement and performance, maximize drilling efficiency, and improve wellbore assurance.
•	Production Systems – Develops technologies and provides expertise that enhance production and recovery from subsurface reservoirs to the surface, into pipelines, and to refineries.

Financial information for the years ended December 31, 2020, 2019 and 2018, by segment, is as follows:

		(Stated in millions)

	2020
				Depreciation
		Income (Loss)		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Investments
Digital & Integration	$3,076	$731	$3,595	$615	$413
Reservoir Performance	5,602	353	3,489	549	384
Well Construction	8,605	866	4,768	580	420
Production Systems	6,650	623	4,665	338	240
Eliminations & other	(332)	(172)	940	276	63
		2,401
Goodwill and intangible assets			16,436
Cash and short-term investments			3,006
All other assets			5,535
Corporate & other (1)		(681)		208
Interest income (2)		31
Interest expense (3)		(534)
Charges & credits (4)		(12,515)
	$23,601	$(11,298)	$42,434	$2,566	$1,520

		(Stated in millions)

	2019
				Depreciation
		Income (Loss)		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Investments
Digital & Integration	$4,145	$882	$6,388	$1,069	$1,020
Reservoir Performance	9,299	992	5,198	807	569
Well Construction	11,880	1,429	6,913	656	650
Production Systems	8,167	847	5,625	390	384
Eliminations & other	(574)	(172)	1,314	250	113
		3,978
Goodwill and intangible assets			23,130
Cash and short-term investments			2,167
All other assets			5,577
Corporate & other (1)		(957)		417
Interest income (2)		33
Interest expense (3)		(571)
Charges & credits (4)		(12,901)
	$32,917	$(10,418)	$56,312	$3,589	$2,736

		(Stated in millions)

	2018
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Investments
Digital & Integration	$3,820	$882	$6,784	$894	$1,091
Reservoir Performance	10,050	1,169	7,396	850	899
Well Construction	11,310	1,465	7,112	713	769
Production Systems	8,168	843	5,632	423	343
Eliminations & other	(533)	(172)	1,448	237	139
		4,187
Goodwill and intangible assets			33,658
Cash and short-term investments			2,777
All other assets			5,700
Corporate & other (1)		(937)		439
Interest income (2)		52
Interest expense (3)		(537)
Charges & credits (4)		(141)
	$32,815	$2,624	$70,507	$3,556	$3,241

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income (2020: $2 million; 2019: $8 million; 2018: $8 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2020: $28 million; 2019: $38 million; 2018: $38 million).
(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, multiclient seismic data and APS investments.

Capital investments includes capital expenditures, APS investments and multiclient seismic data cost capitalized.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.

Revenue by geographic area for the years ended December 31, 2020, 2019 and 2018 is as follows:

(Stated in millions)

	2020	2019	2018
North America	$5,478	$10,446	$11,730
Latin America	3,472	4,544	4,013
Europe/CIS/Africa	5,963	7,682	7,113
Middle East & Asia	8,567	10,016	9,582
Eliminations & other	121	229	377
	$23,601	$32,917	$32,815

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2020, 2019 and 2018, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2020, 2019 and 2018 was $4.5 billion, $9.3 billion and $10.1 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2020
	North America	International	Eliminations & other	Total
Digital & Integration	$573	$2,496	$7	$3,076
Reservoir Performance	1,547	4,043	12	5,602
Well Construction	1,453	6,956	196	8,605
Production Systems	1,921	4,702	27	6,650
Eliminations & other	(16)	(195)	(121)	(332)
	$5,478	$18,002	$121	$23,601

(Stated in millions)

	2019
	North America	International	Eliminations & other	Total
Digital & Integration	$865	$3,272	$8	$4,145
Reservoir Performance	3,779	5,509	11	9,299
Well Construction	2,814	8,809	257	11,880
Production Systems	3,053	5,059	55	8,167
Eliminations & other	(65)	(407)	(102)	(574)
	$10,446	$22,242	$229	$32,917

(Stated in millions)

	2018
	North America	International	Eliminations & other	Total
Digital & Integration	$786	$2,894	$140	$3,820
Reservoir Performance	4,975	5,066	9	10,050
Well Construction	2,911	8,083	316	11,310
Production Systems	3,139	4,966	63	8,168
Eliminations & other	(81)	(301)	(151)	(533)
	$11,730	$20,708	$377	$32,815

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)

	2020	2019
North America	$1,588	$3,326
Latin America	841	912
Europe/CIS/Africa	1,840	2,309
Middle East & Asia	2,353	2,502
Unallocated	204	221
	$6,826	$9,270

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2020	2019	2018	2020	2019	2018
Discount rate	3.30%	4.30%	3.70%	3.27%	4.00%	3.55%
Compensation increases	4.00%	4.00%	4.00%	4.82%	4.83%	4.81%
Return on plan assets	6.60%	6.60%	7.25%	6.71%	7.22%	7.40%

Net pension cost (credit) for 2020, 2019 and 2018 included the following components:

(Stated in millions)

	US			International
	2020	2019	2018	2020	2019	2018
Service cost - benefits earned during the period	$55	$49	$59	$140	$112	$138
Interest cost on projected benefit obligation	148	180	167	301	333	304
Expected return on plan assets	(233)	(232)	(248)	(591)	(592)	(584)
Amortization of prior service cost	8	10	13	-	7	10
Amortization of net loss	41	29	47	159	70	140
Settlement charge	-	37	-	-	-	-
	$19	$73	$38	$9	$(70)	$8

Certain of Schlumberger’s deferred benefit pension plans offered former Schlumberger employees, who had not yet commenced receiving their pension benefits, an opportunity to receive a lump sum payout of their vested pension benefit.  Schlumberger’s pension plans paid $257 million from pension plan assets to those who accepted this offer, thereby reducing its pension benefit obligations.  These transactions resulted in a non-cash pension settlement charge of $37 million, representing the immediate recognition of the related deferred actuarial losses in Accumulated Other Comprehensive Loss, in the fourth quarter of 2019.  See Note 3 – Charges and Credits.

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2020	2019	2020	2019
Discount rate	2.60%	3.30%	2.38%	3.27%
Compensation increases	4.00%	4.00%	4.82%	4.83%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2020	2019	2020	2019
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$4,593	$4,278	$9,647	$8,111
Service cost	55	49	140	112
Interest cost	148	180	301	333
Contribution by plan participants	-	-	94	63
Actuarial losses	370	535	1,233	1,304
Currency effect	-	-	68	50
Settlement	-	(240)	(5)	(17)
Benefits paid	(226)	(209)	(338)	(309)
Projected benefit obligation at end of year	$4,940	$4,593	$11,140	$9,647
Change in Plan Assets
Plan assets at fair value at beginning of year	$4,236	$3,748	$9,363	$7,872
Actual return on plan assets	760	931	1,282	1,676
Currency effect	-	-	72	59
Company contributions	6	6	20	19
Contributions by plan participants	-	-	94	63
Settlement	-	(240)	-	(17)
Benefits paid	(226)	(209)	(338)	(309)
Plan assets at fair value at end of year	$4,776	$4,236	$10,493	$9,363
Unfunded Liability	$(164)	$(357)	$(647)	$(284)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(199)	$(357)	$(849)	$(602)
Other Assets	35	-	202	318
	$(164)	$(357)	$(647)	$(284)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$423	$622	$1,981	$1,638
Prior service cost	1	9	-	-
	$424	$631	$1,981	$1,638
Accumulated benefit obligation	$4,739	$4,345	$10,844	$9,376

The unfunded liability represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation (“ABO”) represents the actuarial present value of benefits based on employee service and compensation but does not include an assumption about future compensation levels.

Actuarial losses arising during 2020 and 2019 were primarily attributable to decreases in the discount rate used to determine the PBO.  As of December 31, 2020, the PBO and fair value of plan assets for plans with PBOs in excess of plan assets were $9.4 billion and $8.3 billion, respectively.  The related ABO for these plans was $9.1 billion at December 31, 2020.

The weighted-average allocation of plan assets and the target allocations by asset category are as follows:

	US			International
	Target	2020	2019	Target	2020	2019
Equity securities	11 - 20%	15%	22%	40 - 54%	43%	50
Debt securities	70 - 83	76	70	28 - 43	36	31
Cash and cash equivalents	0 - 3	3	2	0 - 5	4	4
Alternative investments	5 - 10	6	6	15 - 22	17	15
	100%	100%	100%	100%	100%	100

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

The fair value of Schlumberger’s pension plan assets at December 31, 2020 and 2019, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

•	Level One: The use of quoted prices in active markets for identical instruments.
•

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2020				2019
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$140	$127	$13	$-	$73	$59	$14	$-
Equity Securities:
US (a)	527	441	86	-	605	500	105	-
International (b)	186	182	4	-	320	315	5	-
Debt Securities
Corporate bonds (c)	1,945	-	1,945	-	1,687	-	1,687	-
Government and government-related debt securities (d)	1,658	180	1,478	-	1,256	74	1,182	-
Collateralized mortgage obligations and mortgage backed securities (e)	21	-	21	-	21	-	21	-
Alternative Investments:
Private equity (f)	204	-	-	204	181	-	-	181
Real estate (g)	95	-	-	95	93	-	-	93
Total	$4,776	$930	$3,547	$299	$4,236	$948	$3,014	$274

(Stated in millions)

	International Plan Assets
	2020				2019
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$457	$215	$242	$-	$351	$166	$185	$-
Equity Securities:
US (a)	2,797	2,393	404	-	2,834	2,347	487	-
International (b)	1,711	1,615	96	-	1,871	1,723	148	-
Debt Securities
Corporate bonds (c)	1,260	-	1,260	-	1,105	-	1,105	-
Government and government-related debt securities (d)	2,405	213	2,192	-	1,602	5	1,597	-
Collateralized mortgage obligations and mortgage backed securities (e)	122	-	122	-	161	-	161	-
Alternative Investments:
Private equity (f)	851	-	-	851	623	-	-	623
Real estate (g)	200	-	-	200	183	-	-	183
Other	690	-	-	690	633	-	-	633
Total	$10,493	$4,436	$4,316	$1,741	$9,363	$4,241	$3,683	$1,439

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

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger expects to contribute approximately $20 million to its postretirement benefit plans in 2021, subject to market and business conditions.

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

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the Year
	2020	2019	2020	2019	2018
Discount rate	2.60%	3.30%	3.30%	4.30%	3.70%
Return on plan assets	-	-	7.00%	7.00%	7.00%
Current medical cost trend rate	7.25%	7.50%	7.25%	7.50%	7.00%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031	2031	2031	2026

The net periodic benefit credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2020	2019	2018
Service cost	$31	$29	$32
Interest cost	36	45	43
Expected return on plan assets	(70)	(64)	(63)
Amortization of prior service credit	(25)	(28)	(28)
Curtailment gain	(69)	-	-
	$(97)	$(18)	$(16)

Due to the actions taken by Schlumberger to reduce its global workforce during 2020, Schlumberger experienced a significant reduction in the expected aggregate years of future service of its employees in its US postretirement medical plan. Accordingly, Schlumberger recorded a curtailment gain of $69 million during the second quarter of 2020 relating to this plan. The curtailment gain includes recognition of the decrease in the benefit obligation as well as a portion of the previously unrecognized prior service credit, reflecting the reduction in expected years of future service.  As a result of the curtailment, Schlumberger performed a remeasurement of the plan, which had an immaterial impact.  This gain was classified in Impairments & other in the Consolidated Statement of Loss.  See Note 3 – Charges and Credits.

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2020	2019
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$1,193	$1,106
Service cost	31	29
Interest cost	36	45
Contribution by plan participants	8	8
Actuarial (gains) losses	64	65
Benefits paid	(58)	(60)
Curtailment	(40)	-
Benefit obligation at end of year	$1,234	$1,193
Change in Plan Assets
Plan assets at fair value at beginning of year	$1,185	$997
Actual return on plan assets	221	240
Contributions by plan participants	8	8
Benefits paid	(58)	(60)
Plan assets at fair value at end of year	$1,356	$1,185
Asset (Unfunded Liability)	$122	$(8)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial (gains) losses	$(186)	$(98)
Prior service credit	(104)	(158)
	$(290)	$(256)

The $122 million asset relating to this plan at December 31, 2020 was included in Other Assets while the $8 million unfunded liability at December 31, 2019 was included in Postretirement Benefits in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 61% in equity securities and 39% in debt securities at December 31, 2020. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Benefits		Postretirement
	US	International	Medical Plan
2021	$235	$349	$56
2022	$235	$359	$56
2023	$236	$370	$56
2024	$237	$381	$56
2025	$237	$385	$57
2026-2030	$1,193	$2,146	$297

18. Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)

	2020	2019	2018
Interest	$598	$558	$592
Income tax	$582	$739	$628

Interest and other income includes the following:

(Stated in millions)

	2020	2019	2018
Earnings of equity method investments	$91	$45	$89
Interest income	33	41	60
Unrealized gain on marketable securities (see Note 3)	39	-	-
	$163	$86	$149

The change in Allowance for doubtful accounts is as follows:

(Stated in millions)

	2020	2019	2018
Balance at beginning of year	$255	$249	$241
Additions	58	5	15
Amounts written off	(12)	1	(7)
Balance at end of year	$301	$255	$249

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both December 31, 2020 and 2019.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2020	2019
Trade	$2,937	$4,790
Payroll, vacation and employee benefits	1,524	1,445
Billings and cash collections in excess of revenue	941	910
Other	3,040	3,518
	$8,442	$10,663

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2020, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Schlumberger Limited and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill & Intangible Asset Impairment

As described in Note 3 to the consolidated financial statements, the Company recorded charges to goodwill associated with certain reporting units and certain intangible assets during the first quarter of 2020. As described by management, the goodwill relating to each of the Company’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment may have occurred. Intangible assets are assessed for impairment whenever events or changes in circumstances indicate their carrying values may not be recoverable. Management determined that it was more likely than not that the fair value of certain of its reporting units and asset groups were less than their carrying value. Therefore, management performed interim impairment tests as of March 31, 2020. Management primarily used the income approach to estimate the fair value of its reporting units and asset groups, but also considered the market approach to validate the results. The market approach involves significant judgment in the selection of the appropriate peer group companies and valuation multiples. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows and the discount rate.

The principal considerations for our determination that performing procedures related to goodwill and intangible asset impairment is a critical audit matter are the significant judgment by management in determining the fair value of the reporting units and asset groups,  which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating significant assumptions related to cash flows to be derived from each reporting unit and asset group, the discount rate and valuation multiples.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and intangible asset impairment tests. These procedures also included, among others, testing management’s process for developing fair value estimates; which included (i) evaluating the appropriateness of the income and market approaches; (ii) testing the completeness, accuracy, and relevance of underlying data used in the approaches; and (iii) evaluating the significant assumptions used by management to develop the cash flows to be derived from each reporting unit and asset group.  Evaluating management’s assumptions related to the cash flows to be derived from each reporting unit and asset group involved evaluating the reasonableness of the assumptions used considering the Company’s past and anticipated performance, external market and industry data, and evidence obtained through other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s valuation approaches and reasonableness of the discount rate and valuation multiples assumptions.

Uncertain Tax Positions

As described in Note 13 to the consolidated financial statements, the Company’s tax filings are subject to regular audit by tax authorities, and those audits may result in assessments for additional taxes that are resolved with the authorities, or potentially through the courts. Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits.

The principal considerations for our determination that performing procedures related to uncertain tax positions is a critical audit matter are the high degree of estimation uncertainty related to these liabilities due to the uncertain and complex application of tax regulations and management applied significant judgment in determining these liabilities, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimates.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of uncertain tax positions. These procedures also included, among others, (i) evaluating management’s process for developing the estimated liabilities for uncertain tax positions, (ii) testing the completeness and reasonableness of uncertain tax positions recorded in the consolidated financial statements, and (iii) evaluating material assessments received from the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions used by management, including the reasonableness of management’s more-likely-than-not determination under relevant tax laws and regulations in applicable jurisdictions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
January 27, 2021

We have served as the Company’s auditor since 1952.

Quarterly Results

(Unaudited)

The following table summarizes Schlumberger’s results by quarter for the years ended December 31, 2020 and 2019.

(Stated in millions, except per share amounts)

			Net Income (Loss)	Earnings (Loss) per Share of
		Gross	Attributable to	Schlumberger (2)
	Revenue (2)	Margin (1), (2)	Schlumberger (2)	Basic	Diluted
Quarters 2020
First (3)	$7,455	$831	$(7,376)	$(5.32)	$(5.32)
Second (4)	5,356	431	(3,434)	(2.47)	(2.47)
Third (5)	5,258	634	(82)	(0.06)	(0.06)
Fourth (6)	5,532	704	374	0.27	0.27
	$23,601	$2,601	$(10,518)	$(7.57)	$(7.57)
Quarters 2019
First	$7,879	$925	$421	$0.30	$0.30
Second	8,269	1,016	492	0.36	0.35
Third (7)	8,541	1,155	(11,383)	(8.22)	(8.22)
Fourth (8)	8,228	1,101	333	0.24	0.24
	$32,917	$4,197	$(10,137)	$(7.32)	$(7.32)

(1)	Gross margin equals Total Revenue less Cost of services and Cost of sales.
(2)	Amounts may not add due to rounding.
(3)	Net income (loss) attributable to Schlumberger in the first quarter of 2020 includes after-tax charges of $7.727 billion.
(4)	Net income (loss) attributable to Schlumberger in the second quarter of 2020 includes after-tax charges of $3.502 billion.
(5)	Net income (loss) attributable to Schlumberger in the third quarter of 2020 includes after-tax charges of $310 million.
(6)	Net income (loss) attributable to Schlumberger in the fourth quarter of 2020 includes after-tax credits of $65 million.
(7)	Net income (loss) attributable to Schlumberger in the third quarter of 2019 includes after-tax charges of $11.979 billion.
(8)	Net income (loss) attributable to Schlumberger in the fourth quarter of 2019 includes net after-tax charges of $212 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Schlumberger’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, Schlumberger completed the wind-down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran in 2020 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for services rendered in Iran prior to the wind-down and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business—Information About Our Executive Officers” of this Report for Item 10 information regarding executive officers of Schlumberger. The information set forth under the captions “Election of Directors,” “Stock Ownership Information—Delinquent Section 16(a) Reports,” “Corporate Governance—Identifying Candidates for Director Nominations” and “Corporate Governance—Board Responsibilities, Committees and Attendance—Committees—Audit Committee” in Schlumberger’s 2021 Proxy Statement is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Accompanying Narrative,” “Compensation Discussion and Analysis—Compensation Committee Report” and “Director Compensation in Fiscal Year 2020” in Schlumberger’s 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” “Stock Ownership Information—Security Ownership by Management” and “Equity Compensation Plan Information” in Schlumberger’s 2021 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Other Key Governance Policies and Practices—Policies and Procedures for Approval of Related Person Transactions” in Schlumberger’s 2021 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Ratification of Appointment of Independent Auditors for 2021” in Schlumberger’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required
(3)	Exhibits: See exhibits listed under Part (b) below.
(b)	Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)	3.2

Description of Common Stock of Schlumberger Limited (*)	4.1

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.3

Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on June 26, 2020)	4.4

Officers’ Certificate dated as of August 11, 2020, executed by Schlumberger Investment SA, as issuer, and Schlumberger Limited, as guarantor (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on August 11, 2020)	4.5

Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on September 18, 2020)	4.6

First Supplemental Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 1.400% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on September 18, 2020)	4.7

Indenture dated as of December 21, 2015, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee (*)	4.8

First Supplemental Indenture dated as of December 21, 2015, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee ( including forms of global notes representing 3.625% Senior Notes due 2022 and 4.000% Senior Notes due 2025) (*)	4.9

Second Supplemental Indenture dated as of February 4, 2019, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee (including forms of global notes representing 3.750% Senior Notes due 2024 and 4.300% Senior Notes due 2029) (*)	4.10

Third Supplemental Indenture dated as of April 11, 2019, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee (including form of global notes representing 3.750% Senior Notes due 2028) (*)	4.11

Schlumberger Limited Supplementary Benefit Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.3

Exhibit

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 3, 2019) (+)	10.4

Schlumberger 2005 Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.6 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.5

Schlumberger 2008 Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.7 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.6

Schlumberger 2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.7

Cameron International Corporation Equity Incentive Plan, as amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.16 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2016) (+)	10.8

2018 Rules of the Schlumberger 2010, 2013 and 2017 Omnibus Incentive Plans for Employees in France (incorporated by reference to Appendix B to Schlumberger's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 2, 2018) (+)	10.9

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.10

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.11

Schlumberger 2013 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.15 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.12

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.13

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (three-year vesting) (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.14

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (ratable vesting) (*)(+)	10.15

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective as of January 19, 2017 (incorporated by reference to Appendix C to Schlumberger’s Definitive Proxy Statement on Schedule 14A filed on February 21, 2017) (+)	10.16

Schlumberger 2017 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.20 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.17

Form of Incentive Stock Option Agreement under 2017 Schlumberger Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.18

Form of Restricted Stock Unit Award Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.19

Form of Non-Qualified Stock Option Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.20

Form of 2017 Two-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.21

Exhibit

Form of 2017 Three-Year Performance Share Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.22

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (incorporated by reference to Exhibit 10.27 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.23

Form of 2019 Two-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (+)	10.24

Form of 2019 Three-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) (+)	10.25

Form of 2020 Two-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (+)	10.26

Form of 2020 Three-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (+)	10.27

Employment, Non-Competition and Non-Solicitation Agreement effective as of August 1, 2019, by and between Schlumberger Limited and Paal Kibsgaard (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019) (+)	10.28

Employment, Non-Competition and Non-Solicitation Agreement effective as of January 22, 2020, by and between Schlumberger Limited and Simon Ayat (incorporated by reference to Exhibit 10.30 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2019) (+)	10.29

Employment, Non-Competition and Non-Solicitation Agreement effective as of September 1, 2020, by and between Schlumberger Limited and Patrick Schorn (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (+)	10.30

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013)	10.31

Significant Subsidiaries (*)	21

Issuers of Registered Guaranteed Debt Securities (*)	22

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.2

Mine Safety Disclosure (*)	95

Inline XBRL Instance Document (*)	101.INS

Exhibit

Inline XBRL Taxonomy Extension Schema Document (*)	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase Document (*)	101.DEF

Inline XBRL Taxonomy Extension Label Linkbase Document (*)	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)	101.PRE

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	104

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

Date:	January 27, 2021		SCHLUMBERGER LIMITED

		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director (Principal Executive Officer)
Olivier Le Peuch

/S/ Stephane Biguet	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephane Biguet

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Patrick de La Chevardière

*	Director
Miguel M. Galuccio

*	Director
Tatiana A. Mitrova

*	Director
Maria Moræus Hanssen

*	Director
Lubna S. Olayan

*	Chairman of the Board
Mark G. Papa

*	Director
Leo Rafael Reif

*	Director
Henri Seydoux

*	Director
Jeff W. Sheets

/s/ Dianne B. Ralston	January 27, 2021
*By Dianne B. Ralston, Attorney-in-Fact