Form 10-Q
period 2021-03-31
SCHLUMBERGER LIMITED/NV
filed 2021-04-28
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No.: 1-4601

SCHLUMBERGER N.V.

(SCHLUMBERGER LIMITED)

(Exact name of registrant as specified in its charter)

Curaçao	52-0684746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

42 rue Saint-Dominique
Paris, France	75007

5599 San Felipe
Houston, Texas, United States of America	77056

62 Buckingham Gate
London, United Kingdom	SW1E 6AJ

Parkstraat 83, The Hague,
The Netherlands	2514 JG
(Addresses of principal executive offices)	(Zip Codes)

Registrant’s telephone number in the United States, including area code, is:   (713) 513-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, par value $0.01 per share	SLB	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,398,332,463

SCHLUMBERGER LIMITED

First Quarter 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

(Stated in millions, except per share amounts)

	Three Months Ended March 31
	2021	2020
Revenue
Services	$3,482	$5,426
Product sales	1,741	2,029
Total Revenue	5,223	7,455
Interest & other income	19	39
Expenses
Cost of services	3,031	4,727
Cost of sales	1,473	1,897
Research & engineering	135	173
General & administrative	81	127
Impairments & other	-	8,523
Interest	136	136
Income (loss) before taxes	386	(8,089)
Tax expense (benefit)	74	(721)
Net income (loss)	312	(7,368)
Net income attributable to noncontrolling interests	13	8
Net income (loss) attributable to Schlumberger	$299	$(7,376)

Basic income (loss) per share of Schlumberger	$0.21	$(5.32)

Diluted income (loss) per share of Schlumberger	$0.21	$(5.32)

Average shares outstanding:
Basic	1,398	1,387
Assuming dilution	1,419	1,387

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Three Months Ended March 31
	2021	2020
Net income (loss)	$312	$(7,368)
Currency translation adjustments
Unrealized net change arising during the period	14	(125)
Cash flow hedges
Net gain (loss) on cash flow hedges	150	(203)
Reclassification to net income (loss) of net realized (gain) loss	(2)	1
Pension and other postretirement benefit plans
Amortization to net income (loss) of net actuarial loss	63	51
Amortization to net income (loss) of net prior service credit	(5)	(5)
Income taxes on pension and other postretirement benefit plans	-	(4)
Comprehensive income (loss)	532	(7,653)
Comprehensive income attributable to noncontrolling interests	13	8
Comprehensive income (loss) attributable to Schlumberger	$519	$(7,661)

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2021	Dec. 31,
	(Unaudited)	2020
ASSETS
Current Assets
Cash	$1,268	$844
Short-term investments	1,642	2,162
Receivables less allowance for doubtful accounts (2021 - $319; 2020 - $301)	5,269	5,247
Inventories	3,303	3,354
Other current assets	1,325	1,312
	12,807	12,919
Investments in Affiliated Companies	2,090	2,061
Fixed Assets less accumulated depreciation	6,620	6,826
Multiclient Seismic Data	298	317
Goodwill	12,978	12,980
Intangible Assets	3,397	3,455
Other Assets	3,846	3,876
	$42,036	$42,434
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,956	$8,442
Estimated liability for taxes on income	983	1,015
Short-term borrowings and current portion of long-term debt	749	850
Dividends payable	185	184
	9,873	10,491
Long-term Debt	15,834	16,036
Postretirement Benefits	1,003	1,049
Other Liabilities	2,354	2,369
	29,064	29,945
Equity
Common stock	12,663	12,970
Treasury stock	(2,598)	(3,033)
Retained earnings	7,142	7,018
Accumulated other comprehensive loss	(4,664)	(4,884)
Schlumberger stockholders’ equity	12,543	12,071
Noncontrolling interests	429	418
	12,972	12,489
	$42,036	$42,434

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$312	$(7,368)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairments and other charges	-	8,523
Depreciation and amortization (1)	532	792
Deferred taxes	(29)	(781)
Stock-based compensation expense	84	108
Earnings of equity method investments, less dividends received	(13)	(10)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(16)	233
Decrease (increase) in inventories	49	(42)
(Increase) decrease in other current assets	(17)	15
Decrease (increase) in other assets	11	(7)
Decrease in accounts payable and accrued liabilities	(438)	(640)
Decrease in estimated liability for taxes on income	(33)	(48)
Decrease in other liabilities	(18)	(37)
Other	5	46
NET CASH PROVIDED BY OPERATING ACTIVITIES	429	784
Cash flows from investing activities:
Capital expenditures	(178)	(407)
APS investments	(85)	(163)
Multiclient seismic data costs capitalized	(7)	(35)
Business acquisitions and investments, net of cash acquired	(13)	-
Sale (purchase) of investments, net	520	(941)
Net proceeds from divestitures	-	298
Other	(26)	(64)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	211	(1,312)
Cash flows from financing activities:
Dividends paid	(174)	(692)
Proceeds from employee stock purchase plan	62	85
Stock repurchase program	-	(26)
Proceeds from issuance of long-term debt	134	1,475
Repayment of long-term debt	(98)	(90)
Net (decrease) increase in short-term borrowings	(101)	34
Other	(35)	(9)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(212)	777
Net increase in cash before translation effect	428	249
Translation effect on cash	(4)	(11)
Cash, beginning of period	844	1,137
Cash, end of period	$1,268	$1,375

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2021 – March 31, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2021	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489
Net income			299		13	312
Currency translation adjustments				14	(2)	12
Changes in fair value of cash flow hedges				148		148
Pension and other postretirement benefit plans				58		58
Vesting of restricted stock	(171)	171				-
Shares issued under employee stock purchase plan	(202)	264				62
Stock-based compensation expense	84					84
Dividends declared ($0.125 per share)			(175)			(175)
Other	(18)					(18)
Balance, March 31, 2021	$12,663	$(2,598)	$7,142	$(4,664)	$429	$12,972

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2020 – March 31, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2020	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176
Net loss			(7,376)		8	(7,368)
Currency translation adjustments				(125)	(3)	(128)
Changes in fair value of cash flow hedges				(202)		(202)
Pension and other postretirement benefit plans				42		42
Shares sold to optionees, less shares exchanged	(117)	117				-
Vesting of restricted stock	(95)	180				85
Stock repurchase program		(26)				(26)
Stock-based compensation expense	108					108
Dividends declared ($0.50 per share)			(694)			(694)
Other	(11)				1	(10)
Balance, March 31, 2020	$12,963	$(3,360)	$10,681	$(4,723)	$422	$15,983

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2021	1,434	(42)	1,392
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	4	4
Balance, March 31, 2021	1,434	(36)	1,398

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.  The December 31, 2020 balance sheet information has been derived from the Schlumberger 2020 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on January 27, 2021.

2.   Charges and Credits

Schlumberger did not record any charges or credits during the first quarter of 2021.

During the first quarter of 2020, Schlumberger recorded the following charges, all of which are classified as Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	815	2,506
APS investments	1,264	(4)	1,268
North American pressure pumping	587	133	454
Severance	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
	$8,523	$796	$7,727

•

Geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the COVID-19 pandemic, leading to a collapse in oil prices during March 2020.  As a result, Schlumberger’s market capitalization deteriorated significantly compared to the end of 2019.  Schlumberger’s stock price reached a low during the first quarter of 2020 not seen since 1995.  Additionally, the Philadelphia Oil Services Sector index, which is comprised of companies involved in the oil services sector, reached an all-time low.  As a result of these facts, Schlumberger determined that it was more likely than not that the fair value of certain of its reporting units were less than their carrying value.  Therefore, Schlumberger performed an interim goodwill impairment test that resulted in a $3.1 billion goodwill impairment charge.

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

•

The negative market indicators described above were triggering events that indicated that certain of Schlumberger’s long-lived intangible and tangible assets may have been impaired.  Recoverability testing indicated that certain long-lived assets were impaired.  The estimated fair value of these assets was determined to be below their carrying value.  As a result, Schlumberger recorded the following impairment charges:

-

$3.3 billion relating to intangible assets, of which $2.2 billion related to Schlumberger’s 2016 acquisition of Cameron International Corporation and $1.1 billion related to Schlumberger’s 2010 acquisition of Smith International, Inc.  Following this impairment charge, the carrying value of the impaired intangible assets was approximately $0.9 billion.

-	$1.3 billion relating to the carrying value of certain Asset Performance Solutions (“APS”) projects in North America.
-	$0.6 billion of fixed assets associated with the pressure pumping business in North America.

•	$202 million of severance.

•	$79 million of other restructuring charges, primarily consisting of the impairment of an equity method investment that was determined to be other-than-temporarily impaired.

•	$164 million relating to a valuation allowance against certain deferred tax assets.

3.   Income (loss) Per Share

The following is a reconciliation from basic income (loss) per share of Schlumberger to diluted income (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2021			2020
	Schlumberger Net Income	Average Shares Outstanding	Income per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
First Quarter
Basic	$299	1,398	$0.21	$(7,376)	1,387	$(5.32)
Unvested restricted stock	-	21		-	-
Diluted	$299	1,419	$0.21	$(7,376)	1,387	$(5.32)

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted loss per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Three Months Ended March 31,
	2021	2020
Employee stock options	44	51
Unvested restricted stock	-	16

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2021	2020
Raw materials & field materials	$1,545	$1,573
Work in progress	483	464
Finished goods	1,275	1,317
	$3,303	$3,354

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2021	2020
Property, plant & equipment	$29,703	$29,744
Less: Accumulated depreciation	23,083	22,918
	$6,620	$6,826

Depreciation expense relating to fixed assets was $355 million and $449 million in the first quarter of 2021 and 2020, respectively.

6.   Multiclient Seismic Data

The change in the carrying amount of multiclient seismic data for the three months ended March 31, 2021 was as follows:

(Stated in millions)

Balance at December 31, 2020	$317
Capitalized in period	7
Charged to expense	(26)
$298

7.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Mar. 31, 2021			Dec. 31, 2020
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,743	$507	$1,236	$1,744	$485	$1,259
Technology/technical know-how	1,284	514	770	1,284	488	796
Tradenames	767	174	593	767	166	601
Other	1,509	711	798	1,488	689	799
	$5,303	$1,906	$3,397	$5,283	$1,828	$3,455

Amortization expense charged to income was $76 million during the first quarter of 2021 and $133 million during the first quarter of 2020.

Based on the net book value of intangible assets at March 31, 2021, amortization charged to income for the subsequent five years is estimated to be: remaining three quarters of 2021—$228 million; 2022—$295 million; 2023—$288 million; 2024—$267 million; 2025—$255 million; and 2026—$252 million.

8.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2021	2020
3.65% Senior Notes due 2023	$1,496	$1,496
3.90% Senior Notes due 2028	1,452	1,450
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,173	1,221
2.00% Guaranteed Notes due 2032	1,167	1,214
0.25% Notes due 2027	1,057	1,100
0.50% Notes due 2031	1,056	1,099
2.40% Senior Notes due 2022	999	999
4.00% Senior Notes due 2025	930	930
4.30% Senior Notes due 2029	845	846
3.75% Senior Notes due 2024	747	746
1.00% Guaranteed Notes due 2026	703	736
0.00% Notes due 2024	588	611
2.65% Senior Notes due 2022	599	598
1.40% Senior Notes due 2025	498	498
3.63% Senior Notes due 2022	295	295
7.00% Notes due 2038	205	206
5.95% Notes due 2041	113	114
5.13% Notes due 2043	99	99
4.00% Notes due 2023	80	80
3.70% Notes due 2024	55	55
Commercial paper borrowings	427	393
	$15,834	$16,036

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at March 31, 2021 and December 31, 2020, was $17.5 billion and $17.3 billion, respectively.

During the second quarter of 2020, Schlumberger entered into a €1.54 billion one-year committed revolving credit facility.  In March 2021, Schlumberger exercised an option to extend this facility for six months.  This facility can be extended for a further six months at Schlumberger’s election.  In April 2021, Schlumberger reduced the size of the facility to €0.75 billion.  At March 31, 2021 no amounts had been drawn under this facility.

In addition to the revolving credit facility described above, at March 31, 2021, Schlumberger had separate committed credit facility agreements aggregating $6.25 billion with commercial banks, of which $5.82 billion was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $2.75 billion matures in February 2023, $2.0 billion matures in February 2025 and $1.5 billion matures in July 2025.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under the commercial paper programs at both March 31, 2021 and December 31, 2020 were $0.4 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

During the first quarter of 2020, Schlumberger issued €400 million of 0.25% Notes due 2027 and €400 million of 0.50% Notes due 2031.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both wholly-owned subsidiaries of Schlumberger.

9.   Derivative Instruments and Hedging Activities

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency.  Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks.  Included in Other Assets was $367 million at March 31, 2021 ($427 million at December 31, 2020) and included in Other Liabilities was $22 million at March 31, 2021 ($13 million at December 31, 2020) relating to the fair value of outstanding cross-currency swap derivatives.  The fair value was determined using a model with inputs that are observable in the market or can be derived or collaborated by observable data.

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

At March 31, 2021, contracts were outstanding for the US dollar equivalent of $8.4 billion in various foreign currencies, of which $6.2 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps, the fair value of the other outstanding derivatives was not material at March 31, 2021 and December 31, 2020.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income (Loss) was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income (loss)
	Three Months
	2021	2020	Consolidated Statement of Loss Classification
Derivatives designated as cash flow hedges:
Cross currency swaps	$(216)	$58	Cost of services/sales
Foreign exchange contracts	2	(1)	Cost of services/sales
	$(214)	$57
Derivatives not designated as hedges:
Foreign exchange contracts	$6	$(9)	Cost of services/sales

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

11.   Segment Information

		(Stated in millions)

	First Quarter 2021		First Quarter 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$773	$247	$885	$151
Reservoir Performance	1,002	102	1,969	134
Well Construction	1,935	209	2,815	331
Production Systems	1,590	138	1,912	191
Eliminations & other	(77)	(32)	(126)	(31)
		664		776
Corporate & other (1)		(150)		(228)
Interest income (2)		4		15
Interest expense (3)		(132)		(129)
Charges and credits (4)		-		(8,523)
	$5,223	$386	$7,455	$(8,089)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2021; $- million in 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($4 million in 2021; $7 million in 2020).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2021	2020
North America	$972	$2,180
Latin America	1,038	1,046
Europe/CIS/Africa	1,256	1,752
Middle East & Asia	1,917	2,427
Eliminations & other	40	50
	$5,223	$7,455

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$161	$610	$2	$773
Reservoir Performance	78	922	2	1,002
Well Construction	310	1,577	48	1,935
Production Systems	420	1,161	9	1,590
Eliminations & other	3	(59)	(21)	(77)
	$972	$4,211	$40	$5,223

	First Quarter 2020
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$152	$731	$2	$885
Reservoir Performance	718	1,249	2	1,969
Well Construction	635	2,124	56	2,815
Production Systems	690	1,203	19	1,912
Eliminations & other	(15)	(82)	(29)	(126)
	$2,180	$5,225	$50	$7,455

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both March 31, 2021 and December 31, 2020.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $2.7 billion at March 31, 2021, of which approximately 45% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.0 billion at March 31, 2021 and $0.9 billion at December 31, 2020.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

12.   Pension and Other Postretirement Benefit Plans

Net pension (credit) cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	First Quarter
	2021		2020
	US	Int’l	US	Int’l
Service cost	$11	$33	$15	$37
Interest cost	32	69	37	75
Expected return on plan assets	(63)	(158)	(58)	(147)
Amortization of prior service cost	-	-	2	-
Amortization of net loss	11	52	11	40
	$(9)	$(4)	$7	$5

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	First Quarter
	2021	2020
Service cost	$7	$9
Interest cost	8	10
Expected return on plan assets	(14)	(17)
Amortization of prior service credit	(5)	(7)
	$(4)	$(5)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2021 Compared to Fourth Quarter 2020

		(Stated in millions)

	First Quarter 2021		Fourth Quarter 2020
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$773	$247	$833	$270
Reservoir Performance	1,002	102	1,247	95
Well Construction	1,935	209	1,866	183
Production Systems	1,590	138	1,649	155
Eliminations & other	(77)	(32)	(63)	(49)
		664		654
Corporate & other (1)		(150)		(132)
Interest income (2)		4		5
Interest expense (3)		(132)		(137)
Charges and credits (4)		-		81
	$5,223	$386	$5,532	$471

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in Q1 2021; $- million in Q4 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($4 million in Q1 2021; $7 million in Q4 2020).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter revenue declined 6% sequentially, reflecting the expected reduction in North America following the divestitures of the OneStim® pressure pumping business and the low-flow artificial lift business during the fourth quarter of 2020. These divestitures were consistent with Schlumberger’s strategy to focus on high-grading and rationalizing its business portfolio to expand margins, minimize earnings volatility, and focus on more capital efficient businesses. Excluding the impact of these divestitures, which generated $285 million of revenue (all of which was in North America) during the fourth quarter of 2020, global revenue was essentially flat sequentially as the impact of seasonally lower activity in the Northern Hemisphere was fully offset by growth in multiple countries.

In North America, excluding the effects of divestitures, revenue grew 10% sequentially driven by land revenue which increased 24% due to higher drilling activity, despite the Texas freeze. Offshore revenue declined 10% sequentially following the seasonal year-end product sales in the fourth quarter.

International revenue in the quarter reflected the usual seasonal dip, though China and Russia experienced a particularly severe winter. However, the sequential revenue decline was less pronounced than in prior years due to strong growth in Latin America and in several key countries in the Middle East and Africa. The first-quarter revenue sequential decline was the shallowest since 2008, while international rig count experienced the strongest first-quarter sequential growth since 2011, affirming the international recovery.

First-quarter revenue was also characterized by growth in Well Construction and Reservoir Performance, excluding the effects of divestitures, and despite seasonality in the Northern Hemisphere. Well Construction revenue increased 4% sequentially due to higher drilling activity in North America and Latin America. Reservoir Performance decreased 20% due to the OneStim® divesture in North America—but excluding this, the Division grew by 3% driven by robust international land and offshore activity. Digital & Integration revenue decreased 7% sequentially due to seasonally lower sales of software and multiclient seismic data licenses. Production Systems revenue declined 4%, mostly due to lower product sales following the strong year-end sales of the previous quarter.

Sequentially, despite the revenue decline, first-quarter pretax segment operating income increased 1%. Pretax segment operating income margin expanded by 88 basis points (“bps’) sequentially to 13%, representing a 230 bps improvement compared to the first quarter of 2020 despite a 30% revenue decline year-on-year. This performance represents a promising start to the Company’s margin expansion ambition this year and highlights the impact of the capital stewardship program and cost reduction measures, which provides Schlumberger with significant operating leverage.

Looking ahead, Schlumberger continues to be encouraged by constructive macroeconomic drivers. While the world is still grappling with COVID-19 infection rates, vaccination programs and fiscal stimulus packages are expected to support a rebound of economic activity and oil demand recovery through the year. Industry analysis estimates 5-6 million barrels-per-day (“bb/d”) of oil demand will be added by the end of 2021 as demand recovery is projected to improve in the second quarter, exiting the year just 2 million bbl/d short of 2019 levels.

With the gradual return of oil demand, Schlumberger anticipates North America activity will level off at production maintenance levels, while international activity is poised to ramp up through the end of 2021 and beyond. Schlumberger expects to significantly benefit from this anticipated shift to increased international activity due to the strength and breadth of its international franchise. Consequently, Schlumberger is increasingly confident that its international revenue will see double-digit growth in the second half of 2021 as compared to the same period last year, which implies potential upside to the already robust growth that is anticipated in 2022 and beyond.

Digital & Integration

Digital & Integration revenue of $773 million decreased 7% sequentially due to seasonally lower sales of digital solutions, software, and multiclient seismic data licenses.

Digital & Integration pretax operating margin of 32% was essentially flat sequentially. Despite the revenue decline, operating margin was maintained as the effects of digital solutions and multiclient revenue declines were largely offset by improved profitability from Asset Performance Solutions (“APS”) projects.

Reservoir Performance

Reservoir Performance revenue of $1.0 billion declined 20% sequentially. The revenue decline reflected the OneStim divestiture, which generated $274 million of revenue during the fourth quarter of 2020. Excluding the impact of the OneStim divestiture, revenue grew 3% sequentially despite the impact of seasonally lower activity in Russia and China, due to higher activity in Latin America, North America, Sub-Sahara Africa, and the Middle East.

Reservoir Performance pretax operating margin of 10% expanded 261 bps sequentially as profitability was improved due to the divestiture of the OneStim business, which was previously dilutive to margins.

Well Construction

Well Construction revenue of $1.9 billion increased 4% sequentially primarily due to robust activity in North America land.

Sequentially, Well Construction pretax operating margin of 11% improved by 103 bps, mainly driven by higher drilling activity in North America.

Production Systems

Production Systems revenue of $1.6 billion decreased 4% sequentially. The revenue decrease was across North America offshore, Europe/CIS/Africa, and Asia.

Despite the revenue decline, pretax operating margin only decreased 71 bps to 9%, as a result of cost control measures as well as improved profitability in midstream production systems due to higher activity.

First Quarter 2021 Compared to First Quarter 2020

		(Stated in millions)

	First Quarter 2021		First Quarter 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$773	$247	$885	$151
Reservoir Performance	1,002	102	1,969	134
Well Construction	1,935	209	2,815	331
Production Systems	1,590	138	1,912	191
Eliminations & other	(77)	(32)	(126)	(31)
		664		776
Corporate & other (1)		(150)		(228)
Interest income (2)		4		15
Interest expense (3)		(132)		(129)
Charges and credits (4)		-		(8,523)
	$5,223	$386	$7,455	$(8,089)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2021; $- million in 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($4 million in 2021; $7 million in 2020).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2021 revenue of $5.2 billion decreased 30% year-on-year reflecting the significant fall in activity following the historic demand destruction driven by the COVID-19 pandemic that commenced in early 2020.  More than a year after the unprecedented global health and economic crisis sparked by the pandemic began, customers have gradually increased their spending. Revenue also declined year-on-year, particularly in North America, following the previously mentioned divestitures during the fourth quarter of 2020. Excluding the impact of these divestitures, which generated $659 million of revenue (all of which was in North America) during the first quarter of 2020, first-quarter 2021 global revenue declined 23% year-on-year.

In North America revenue declined 55% year-on-year; however, excluding the impact of the previously described divestitures, first-quarter revenue only declined 36%. International revenue declined 19% year-on-year driven by significant activity decreases in Europe/CIS/Africa and the Middle East & Asia.

First-quarter 2021 pretax segment operating margin of 13% was 230 bps higher compared to the same period last year, despite the 30% decline in revenue, due to the divestitures of certain businesses in North America, which were previously dilutive to margins, combined with reduced depreciation and amortization expense following the asset impairment charges recorded during 2020 and the effects of cost reduction measures.

Digital & Integration

First-quarter 2021 revenue of $773 million decreased 13% year-on-year following the significant cut in discretionary and exploration activity triggered by the pandemic.

Year-on-year, pretax operating margin increased from 17% to 32%. Despite the revenue decline, pretax operating margins increased primarily due to improved profitability from APS projects as a result of reduced amortization following the impairment charges that were recorded in 2020 relating to certain APS investments in North America and Latin America.

Reservoir Performance

First-quarter 2021 revenue of $1.0 billion decreased 49% year-on-year largely due to the effects of the pandemic.  The revenue decline also reflected the effects of the OneStim divestiture, which generated $601 million of revenue during the first quarter of 2020. Excluding the impact of the OneStim divestiture, revenue declined 27% year-on-year.

Year-on-year, pretax operating margin increased by 341 bps to 10% largely due to the divestiture of the OneStim business, which was previously dilutive to margins.

Well Construction

First-quarter 2021 revenue of $1.9 billion decreased 31% year-on-year due to the significant drop in rig count in North America and internationally due to the effects of the pandemic.

Year-on-year, pretax operating margin decreased 95 bps to 11% primarily due to the significant decrease in revenue.

Production Systems

First-quarter 2021 revenue of $1.6 billion decreased 17% year-on-year primarily driven by the North America short-cycle business due to the significant decline in completions activity due to the effects of the pandemic.

Year-on-year, pretax operating margin decreased 127 bps to 9% due to reduced profitability in surface, midstream, and subsea production systems.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2021	2020
Equity in net earnings of affiliated companies	$14	$24
Interest income	5	15
	$19	$39

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2021 and 2020 were as follows:

	First Quarter
	2021	2020
Research & engineering	2.6%	2.3%
General & administrative	1.5%	1.7%

The effective tax rate for the first quarter of 2021 was 19%, as compared to 9% for the same period of 2020.  The higher effective tax rate was almost entirely due to the charges recorded during the first quarter of 2020 (see Note 2 to the Consolidated Financial Statements) which included a significant amount related to non-deductible goodwill.

Charges and Credits

During the first quarter of 2020 Schlumberger recorded the following which are fully described in Note 2 to the Consolidated Financial Statements:

	(Stated in millions)

	Pretax	Tax	Net
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	815	2,506
APS investments	1,264	(4)	1,268
North American pressure pumping	587	133	454
Severance	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
	$8,523	$796	$7,727

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity:	2021	2020	2020
Cash	$1,268	$1,375	$844
Short-term investments	1,642	1,969	2,162
Short-term borrowings and current portion of long-term debt	(749)	(1,233)	(850)
Long-term debt	(15,834)	(15,409)	(16,036)
Net debt (1)	$(13,673)	$(13,298)	$(13,880)

	Three Months Ended Mar. 31,
Changes in Liquidity:	2021	2020
Net income (loss)	$312	$(7,368)
Impairment and other charges	-	8,523
Depreciation and amortization (2)	532	792
Earnings of equity method investments, less dividends received	(13)	(10)
Deferred taxes	(29)	(781)
Stock-based compensation expense	84	108
Increase in working capital (3)	(455)	(482)
Other	(2)	2
Cash flow from operations	429	784
Capital expenditures	(178)	(407)
APS investments	(85)	(163)
Multiclient seismic data costs capitalized	(7)	(35)
Free cash flow (4)	159	179
Dividends paid	(174)	(692)
Proceeds from employee stock plans	62	74
Stock repurchase program	-	(26)
Business acquisitions and investments, net of cash acquired plus debt assumed	(13)	-
Net proceeds from asset divestitures	-	298
Other	(61)	(63)
Change in net debt before impact of changes in foreign exchange rates on net debt	(27)	(230)
Impact of changes in foreign exchange rates on net debt	234	59
Decrease (increase) in net debt	207	(171)
Net debt, beginning of period	(13,880)	(13,127)
Net debt, end of period	$(13,673)	$(13,298)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(3)	Includes severance payments of approximately $112 million and $56 million during the three months ended March 31, 2021 and 2020, respectively.
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

In view of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment at the time, in April 2020 Schlumberger announced a 75% reduction to its quarterly cash dividend.  The revised dividend supports Schlumberger’s value proposition through a balanced approach of shareholder distributions and organic investment, while providing flexibility to address the uncertain environment.  This decision reflected the Company’s focus on its capital stewardship program as well as its commitment to maintain both a strong liquidity position and a strong investment grade credit rating that provides privileged access to the financial markets.

Key liquidity events during the first three months of 2021 and 2020 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of March 31, 2021.  Schlumberger did not repurchase any of its common stock during the first quarter of 2021.  Schlumberger repurchased $26 million of its common stock during the first quarter of 2020.

•Capital investments (consisting of capital expenditures, APS investments and multiclient seismic data capitalized) were $0.3 billion during the first quarter of 2021 compared to $0.6 billion during the first three months of 2020.  Capital investments during the full year of 2021 are expected to be between $1.5 billion and $1.7 billion as compared to $1.5 billion for the full year 2020.

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

As of March 31, 2021, Schlumberger had $2.91 billion of cash and short-term investments on hand.  Schlumberger had committed debt facility agreements aggregating $8.06 billion, of which $7.64 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at March 31, 2021 were $0.4 billion.

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

Schlumberger generates revenue in more than 120 countries.  As of March 31, 2021, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only one (Mexico) accounted for greater than 10% of such receivables.

Schlumberger has recently experienced delays in payment from its primary customer in Mexico.  Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of March 31, 2021 is approximately $0.7 billion of receivables relating to Mexico.  Schlumberger’s receivables from its primary customer in Mexico are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This first-quarter 2021 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts, such as our forecasts or expectations regarding business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines or geographic areas within each Division); oil and natural gas demand and production growth; oil and natural gas prices; pricing; Schlumberger’s response to, and preparedness for, the COVID-19 pandemic and other widespread health emergencies; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s restructuring efforts and charges recorded as a result of such efforts; access to raw materials; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels.  These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers, particularly during extended periods of low prices for crude oil and natural gas; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to sufficiently monetize assets; the extent of future charges; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; Schlumberger’s inability to recognize intended benefits from its business strategies and initiatives, such as digital or Schlumberger New Energy, as well as its restructuring and structural cost reduction plans; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, hydraulic fracturing services and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.  If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements.  Statements in this first-quarter 2021 Form 10-Q are made as of April 28, 2021, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Schlumberger’s exposure to market risk has not changed materially since December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 10—Contingencies, in the accompanying Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of March 31, 2021, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the first quarter of 2021.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the first quarter of 2021 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

* Exhibit 10.1—Form of 2021 Performance Share Unit Award Agreement (Based on Return on Capital Employed Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.2—Form of 2021 Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.3—Form of 2021 Performance Share Unit Award Agreement (Based on Relative TSR Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

Schlumberger Limited (Registrant)
Date:	April 28, 2021	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory