Form 10-Q
period 2021-06-30
SCHLUMBERGER LIMITED/NV
filed 2021-07-28
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2021
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,398,433,008

SCHLUMBERGER LIMITED

Second Quarter 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2021	2020	2021	2020
Revenue
Services	$3,789	$3,721	$7,271	$9,147
Product sales	1,845	1,635	3,586	3,664
Total Revenue	5,634	5,356	10,857	12,811
Interest & other income	16	33	35	72
Expenses
Cost of services	3,223	3,383	6,255	8,109
Cost of sales	1,545	1,542	3,019	3,439
Research & engineering	134	142	268	315
General & administrative	70	81	150	208
Impairments & other	-	3,724	-	12,247
Interest	136	144	272	281
Income (loss) before taxes	542	(3,627)	928	(11,716)
Tax expense (benefit)	99	(199)	173	(920)
Net income (loss)	443	(3,428)	755	(10,796)
Net income attributable to noncontrolling interests	12	6	25	14
Net income (loss) attributable to Schlumberger	$431	$(3,434)	$730	$(10,810)

Basic income (loss) per share of Schlumberger	$0.31	$(2.47)	$0.52	$(7.79)

Diluted income (loss) per share of Schlumberger	$0.30	$(2.47)	$0.51	$(7.79)

Average shares outstanding:
Basic	1,398	1,388	1,398	1,388
Assuming dilution	1,421	1,388	1,420	1,388

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2021	2020	2021	2020
Net income (loss)	$443	$(3,428)	$755	$(10,796)
Currency translation adjustments
Unrealized net change arising during the period	(38)	19	(24)	(106)
Cash flow hedges
Net gain (loss) on cash flow hedges	(128)	(28)	22	(231)
Reclassification to net income (loss) of net realized (gain) loss	(3)	4	(5)	5
Pension and other postretirement benefit plans
Amortization to net income (loss) of net actuarial loss	70	50	133	101
Amortization to net income (loss) of net prior service credit	(6)	(5)	(11)	(10)
Impact of curtailment	-	(69)	-	(69)
Income taxes on pension and other postretirement benefit plans	(3)	14	(3)	10
Other	(4)	-	(4)	-
Comprehensive income (loss)	331	(3,443)	863	(11,096)
Comprehensive income attributable to noncontrolling interests	12	6	25	14
Comprehensive income (loss) attributable to Schlumberger	$319	$(3,449)	$838	$(11,110)

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2021	Dec. 31,
	(Unaudited)	2020
ASSETS
Current Assets
Cash	$1,439	$844
Short-term investments	1,243	2,162
Receivables less allowance for doubtful accounts (2021 - $314; 2020 - $301)	5,347	5,247
Inventories	3,267	3,354
Other current assets	781	1,312
	12,077	12,919
Investments in Affiliated Companies	2,035	2,061
Fixed Assets less accumulated depreciation	6,473	6,826
Goodwill	12,987	12,980
Intangible Assets	3,311	3,455
Other Assets	4,025	4,193
	$40,908	$42,434
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,635	$8,442
Estimated liability for taxes on income	924	1,015
Short-term borrowings and current portion of long-term debt	36	850
Dividends payable	189	184
	8,784	10,491
Long-term Debt	15,687	16,036
Postretirement Benefits	956	1,049
Other Liabilities	2,422	2,369
	27,849	29,945
Equity
Common stock	12,730	12,970
Treasury stock	(2,591)	(3,033)
Retained earnings	7,399	7,018
Accumulated other comprehensive loss	(4,776)	(4,884)
Schlumberger stockholders’ equity	12,762	12,071
Noncontrolling interests	297	418
	13,059	12,489
	$40,908	$42,434

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$755	$(10,796)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges	-	12,247
Depreciation and amortization (1)	1,058	1,396
Deferred taxes	(18)	(1,050)
Stock-based compensation expense	156	213
Earnings of equity method investments, less dividends received	(15)	(26)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(114)	1,910
Decrease (increase) in inventories	86	(74)
Decrease in other current assets	538	129
(Increase) decrease in other assets	(28)	16
Decrease in accounts payable and accrued liabilities	(700)	(2,204)
Decrease in estimated liability for taxes on income	(91)	(184)
Increase (decrease) in other liabilities	13	(42)
Other	9	52
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,649	1,587
Cash flows from investing activities:
Capital expenditures	(421)	(658)
APS investments	(188)	(224)
Multiclient seismic data costs capitalized	(12)	(61)
Business acquisitions and investments, net of cash acquired	(35)	(30)
Net proceeds from divestitures	-	298
Sale (purchase) of investments, net	921	(1,099)
Other	(39)	(85)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	226	(1,859)
Cash flows from financing activities:
Dividends paid	(349)	(1,386)
Proceeds from employee stock purchase plan	62	85
Stock repurchase program	-	(26)
Proceeds from issuance of long-term debt	34	4,985
Repayment of long-term debt	(887)	(3,070)
Net (decrease) increase in short-term borrowings	(83)	73
Other	(59)	(51)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,282)	610
Net increase in cash before translation effect	593	338
Translation effect on cash	2	(13)
Cash, beginning of period	844	1,137
Cash, end of period	$1,439	$1,462

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2021 – June 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2021	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489
Net income			730		25	755
Currency translation adjustments				(24)	(2)	(26)
Changes in fair value of cash flow hedges				17		17
Pension and other postretirement benefit plans				119		119
Vesting of restricted stock	(174)	174				-
Shares issued under employee stock purchase plan	(202)	264				62
Stock-based compensation expense	156					156
Dividends declared ($0.250 per share)			(349)			(349)
Deconsolidation of subsidiary					(123)	(123)
Other	(20)	4		(4)	(21)	(41)
Balance, June 30, 2021	$12,730	$(2,591)	$7,399	$(4,776)	$297	$13,059

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2020 – June 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2020	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176
Net loss			(10,810)		14	(10,796)
Currency translation adjustments				(106)	(2)	(108)
Changes in fair value of cash flow hedges				(226)		(226)
Pension and other postretirement benefit plans				32		32
Vesting of restricted stock	(131)	131				-
Shares issued under employee stock purchase plan	(95)	180				85
Stock repurchase program		(26)				(26)
Stock-based compensation expense	213					213
Dividends declared ($0.625 per share)			(868)			(868)
Other	(21)	7			(12)	(26)
Balance, June 30, 2020	$13,044	$(3,339)	$7,073	$(4,738)	$416	$12,456

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2021 – June 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2021	$12,663	$(2,598)	$7,142	$(4,664)	$429	$12,972
Net income			431		12	443
Currency translation adjustments				(38)		(38)
Changes in fair value of cash flow hedges				(131)		(131)
Pension and other postretirement benefit plans				61		61
Vesting of restricted stock	(3)	3				-
Stock-based compensation expense	72					72
Dividends declared ($0.125 per share)			(174)			(174)
Deconsolidation of subsidiary					(123)	(123)
Other	(2)	4		(4)	(21)	(23)
Balance, June 30, 2021	$12,730	$(2,591)	$7,399	$(4,776)	$297	$13,059

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2020 – June 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2020	$12,963	$(3,360)	$10,681	$(4,723)	$422	$15,983
Net loss			(3,434)		6	(3,428)
Currency translation adjustments				19	1	20
Changes in fair value of cash flow hedges				(24)		(24)
Pension and other postretirement benefit plans				(10)		(10)
Vesting of restricted stock	(14)	14				-
Stock-based compensation expense	105					105
Dividends declared ($0.125 per share)			(174)			(174)
Other	(10)	7			(13)	(16)
Balance, June 30, 2020	$13,044	$(3,339)	$7,073	$(4,738)	$416	$12,456

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2021	1,434	(42)	1,392
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	4	4
Balance, June 30, 2021	1,434	(36)	1,398

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.  The December 31, 2020 balance sheet information has been derived from the Schlumberger 2020 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on January 27, 2021.

2.   Charges and Credits

Schlumberger did not record any charges or credits during the first six months of 2021.

During the first six months of 2020, Schlumberger recorded the following charges and credits, all of which are classified as Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North American pressure pumping	587	133	454
Severance	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:			-
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Multiclient seismic data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	61	4	57
	$12,247	$1,017	$11,230

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

Second quarter 2020:

•

As previously noted, late in the first quarter of 2020, geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time as demand weakened due to the worldwide effects of the COVID-19 pandemic, which led to a collapse in oil prices.  As a result, the second quarter of 2020 was the most challenging quarter in decades.  Schlumberger responded to these market conditions by taking actions to restructure its business and rationalize its asset base during the second quarter of 2020.  These actions included reducing headcount, closing facilities and exiting business lines in certain countries.  Additionally, due to the resulting activity decline, Schlumberger had assets that would no longer be utilized.  As a consequence of these circumstances and decisions, Schlumberger recorded the following restructuring and asset impairment charges:

-	$1.021 billion of severance associated with reducing its workforce by more than 21,000 employees.
-	$730 million relating to the carrying value of certain APS projects in Latin America.
-	$666 million of fixed asset impairments primarily relating to equipment that would no longer be utilized and facilities it exited.

-	$603 million write-down of the carrying value of inventory to its net realizable value.
-	$311 million write-down of right-of-use assets under operating leases associated with leased facilities Schlumberger exited and excess equipment.
-	$205 million of costs associated with exiting certain activities.
-	$156 million impairment of certain multiclient seismic data.
-	$61 million of other costs, including a $42 million increase in the allowance for the doubtful accounts.

•	During the second quarter of 2020, Schlumberger repurchased certain Senior Notes which resulted in a $40 million charge.

•

As a consequence of the workforce reductions described above, Schlumberger recorded a curtailment gain of $69 million relating to its US postretirement medical plan.  See Note 11 – Pension and Other Postretirement Benefit Plans for further details.

The fair value of the impaired intangible assets, fixed assets, APS investments, right-of-use assets and multiclient seismic data was estimated based on the present value of projected future cash flows that the underlying assets were expected to generate.  Such estimates included unobservable inputs that required significant judgement.

3.   Income (loss) Per Share

The following is a reconciliation from basic income (loss) per share of Schlumberger to diluted income (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2021			2020
	Schlumberger Net Income	Average Shares Outstanding	Income per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Second Quarter
Basic	$431	1,398	$0.31	$(3,434)	1,388	$(2.47)
Unvested restricted stock	-	23		-	-
Diluted	$431	1,421	$0.30	$(3,434)	1,388	$(2.47)

	2021			2020
	Schlumberger Net Income	Average Shares Outstanding	Income per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Six Months
Basic	$730	$1,398	$0.52	$(10,810)	$1,388	$(7.79)
Unvested restricted stock	-	22		-	-
Diluted	$730	$1,420	$0.51	$(10,810)	$1,388	$(7.79)

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted income (loss) per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2021	2020	2021	2020
Employee stock options	44	50	44	50
Unvested restricted stock	-	15	-	15

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2021	2020
Raw materials & field materials	$1,500	$1,573
Work in progress	471	464
Finished goods	1,296	1,317
	$3,267	$3,354

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2021	2020
Property, plant & equipment	$29,218	$29,744
Less: Accumulated depreciation	22,745	22,918
	$6,473	$6,826

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2021	2020
Second Quarter	$352	$417
Six Months	$707	$866

6.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2021			Dec. 31, 2020
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,691	$510	$1,181	$1,744	$485	$1,259
Technology/technical know-how	1,294	540	754	1,284	488	796
Tradenames	767	182	585	767	166	601
Other	1,523	732	791	1,488	689	799
	$5,275	$1,964	$3,311	$5,283	$1,828	$3,455

Amortization expense charged to income was as follows:

(Stated in millions)

	2021	2020
Second Quarter	$75	$80
Six Months	$151	$213

Based on the net book value of intangible assets at June 30, 2021, amortization charged to income for the subsequent five years is estimated to be: remaining two quarters of 2021—$152 million; 2022—$293 million; 2023—$286 million; 2024—$262 million; 2025—$248 million; and 2026—$244 million.

7.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2021	2020
3.65% Senior Notes due 2023	$1,497	$1,496
3.90% Senior Notes due 2028	1,453	1,450
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,191	1,221
2.00% Guaranteed Notes due 2032	1,184	1,214
0.25% Notes due 2027	1,072	1,100
0.50% Notes due 2031	1,071	1,099
2.40% Senior Notes due 2022	999	999
4.00% Senior Notes due 2025	930	930
4.30% Senior Notes due 2029	846	846
3.75% Senior Notes due 2024	747	746
1.00% Guaranteed Notes due 2026	715	736
0.00% Notes due 2024	596	611
2.65% Senior Notes due 2022	599	598
1.40% Senior Notes due 2025	498	498
3.63% Senior Notes due 2022	295	295
7.00% Notes due 2038	205	206
5.95% Notes due 2041	113	114
5.13% Notes due 2043	99	99
4.00% Notes due 2023	80	80
3.70% Notes due 2024	55	55
Commercial paper borrowings	192	393
	$15,687	$16,036

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at June 30, 2021 and December 31, 2020, was $16.7 billion and $17.3 billion, respectively.

During the second quarter of 2021, Schlumberger replaced its €1.54 billion one-year committed facility with a €750 million three-year committed revolving credit facility maturing in June 2024.  At June 30, 2021 no amounts had been drawn under this facility.

In addition to the revolving credit facility described above, at June 30, 2021, Schlumberger had separate committed credit facility agreements aggregating $5.75 billion with commercial banks, of which $5.56 billion was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $2.75 billion matures in February 2023, $2.0 billion matures in February 2025 and $1.0 billion matures in July 2026.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under the commercial paper programs at June 30, 2021 and December 31, 2020 were $0.2 billion and $0.4 billion, respectively, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

During the second quarter of 2021, Schlumberger repurchased all $665 million of its 3.30% Senior Notes due 2021.

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

8.   Derivative Instruments and Hedging Activities

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency.  Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks.  Included in Other Assets was $309 million at June 30, 2021 ($427 million at December 31, 2020) and included in Other Liabilities was $56 million at June 30, 2021 ($13 million at December 31, 2020) relating to the fair value of outstanding cross-currency swap derivatives.  The fair value was determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

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

At June 30, 2021, contracts were outstanding for the US dollar equivalent of $8.5 billion in various foreign currencies, of which $6.2 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps, the fair value of the other outstanding derivatives was not material at June 30, 2021 and December 31, 2020.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income (Loss) was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	Second Quarter		Six Months
	2021	2020	2021	2020	Consolidated Statement of Income (Loss) Classification
Derivatives designated as cash flow hedges:
Cross currency swaps	$38	$92	$(178)	$150	Cost of services/sales
Foreign exchange contracts	3	(4)	5	(5)	Cost of services/sales
	$41	$88	$(173)	$145
Derivatives not designated as hedges:
Foreign exchange contracts	$(32)	$11	$(26)	$2	Cost of services/sales

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

10.   Segment Information

		(Stated in millions)

	Second Quarter 2021		Second Quarter 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$817	$274	$619	$108
Reservoir Performance	1,117	156	1,170	22
Well Construction	2,110	272	2,089	180
Production Systems	1,681	171	1,557	145
Eliminations & other	(91)	(66)	(79)	(59)
		807		396
Corporate & other (1)		(138)		(169)
Interest income (2)		5		7
Interest expense (3)		(132)		(137)
Charges and credits (4)		-		(3,724)
	$5,634	$542	$5,356	$(3,627)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2021; $- million in 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($4 million in 2021; $7 million in 2020).
(4)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2021		Six Months 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$1,590	$521	$1,503	$259
Reservoir Performance	2,119	258	3,139	156
Well Construction	4,045	482	4,904	511
Production Systems	3,271	309	3,469	336
Eliminations & other	(168)	(99)	(204)	(90)
		1,471		1,172
Corporate & other (1)		(288)		(397)
Interest income (2)		9		22
Interest expense (3)		(264)		(266)
Charges and credits (4)		-		(12,247)
	$10,857	$928	$12,811	$(11,716)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2021; $1 million in 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($8 million in 2021; $15 million in 2020).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2021	2020	2021	2020
North America	$1,083	$1,097	$2,055	$3,277
Latin America	1,057	629	2,095	1,675
Europe/CIS/Africa	1,453	1,449	2,709	3,201
Middle East & Asia	2,001	2,146	3,918	4,573
Eliminations & other	40	35	80	85
	$5,634	$5,356	$10,857	$12,811

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$191	$625	$1	$817
Reservoir Performance	79	1,038	-	1,117
Well Construction	352	1,708	50	2,110
Production Systems	458	1,220	3	1,681
Eliminations & other	3	(80)	(14)	(91)
	$1,083	$4,511	$40	$5,634

	Second Quarter 2020
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$145	$470	$4	$619
Reservoir Performance	215	952	3	1,170
Well Construction	331	1,704	54	2,089
Production Systems	409	1,146	2	1,557
Eliminations & other	(3)	(48)	(28)	(79)
	$1,097	$4,224	$35	$5,356

		(Stated in millions)

	Six Months 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$352	$1,235	$3	$1,590
Reservoir Performance	157	1,960	2	2,119
Well Construction	663	3,285	97	4,045
Production Systems	878	2,382	11	3,271
Eliminations & other	5	(140)	(33)	(168)
	$2,055	$8,722	$80	$10,857

	Six Months 2020
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$297	$1,202	$4	$1,503
Reservoir Performance	933	2,201	5	3,139
Well Construction	965	3,827	112	4,904
Production Systems	1,099	2,349	21	3,469
Eliminations & other	(17)	(130)	(57)	(204)
	$3,277	$9,449	$85	$12,811

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both June 30, 2021 and December 31, 2020.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $3.0 billion at June 30, 2021, of which approximately 50% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.0 billion at June 30, 2021 and $0.9 billion at December 31, 2020.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

11.   Pension and Other Postretirement Benefit Plans

Net pension (credit) cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Second Quarter				Six Months
	2021		2020		2021		2020
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost	$12	$34	$16	$37	$23	$67	$31	$74
Interest cost	31	63	38	75	63	132	75	150
Expected return on plan assets	(64)	(161)	(59)	(147)	(127)	(319)	(117)	(294)
Amortization of prior service cost	-	-	2	-	-	-	4	-
Amortization of net loss	11	59	11	39	22	111	22	79
	$(10)	$(5)	$8	$4	$(19)	$(9)	$15	$9

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Second Quarter		Six Months
	2021	2020	2021	2020
Service cost	$6	$9	$13	$18
Interest cost	8	10	16	20
Expected return on plan assets	(12)	(17)	(26)	(34)
Amortization of prior service credit	(6)	(7)	(11)	(14)
Curtailment gain	-	(69)	-	(69)
	$(4)	$(74)	$(8)	$(79)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Due to the cyclical nature of the industry in which Schlumberger operates and in order to provide a more meaningful analysis relevant to Schlumberger’s business, this section of the Form 10-Q discusses second-quarter 2021 results of operations and comparisons to first-quarter 2021, as well as the first six months of 2021 results of operations and comparisons to the first six months of 2020.  Detailed financial information with respect to first-quarter 2021 can be found in Part I, Item 1, “Financial Statements” of Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.

Second Quarter 2021 Compared to First Quarter 2021

		(Stated in millions)

	Second Quarter 2021		First Quarter 2021
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$817	$274	$773	$247
Reservoir Performance	1,117	156	1,002	102
Well Construction	2,110	272	1,935	209
Production Systems	1,681	171	1,590	138
Eliminations & other	(91)	(66)	(77)	(32)
		807		664
Corporate & other (1)		(138)		(150)
Interest income (2)		5		4
Interest expense (3)		(132)		(132)
	$5,634	$542	$5,223	$386

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in Q2 2021; $1 million in Q1 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($4 million in Q2 2021; $4 million in Q1 2021).

Second-quarter global revenue grew 8% sequentially, outperforming the rig count growth in both North America and the international markets. All four Divisions grew resulting in the highest sequential quarterly revenue growth rate since the second quarter of 2017.

In North America, revenue grew 11% sequentially, representing the highest sequential quarterly growth rate for this area since the third quarter of 2017. This performance was driven by US land revenue, which increased 19% due to higher drilling activity and increased sales of well and surface production systems. Well Construction revenue in US land grew more than 30% sequentially, significantly outperforming the rig count growth of 16%. In addition, Canada land revenue increased despite the spring breakup, due to higher Asset Performance Solutions (“APS”) project revenue, while North America offshore revenue was slightly higher due to sales of subsea production systems.

International revenue grew 7% sequentially with all four Divisions registering growth. The revenue growth outpaced the international rig count increase as activity surpassed the impact of the seasonal recovery in the Northern Hemisphere.

Globally, the second-quarter revenue growth was led by Reservoir Performance and Well Construction, where activity intensified beyond the seasonal recovery. Reservoir Performance revenue increased 12% sequentially due to the seasonal activity rebound in the Northern Hemisphere, in addition to higher exploration and appraisal activity. Well Construction revenue increased 9% sequentially from increased drilling activity in US land and broadly across the international markets, particularly offshore. Digital & Integration revenue increased 6% sequentially due to higher sales of digital solutions and higher APS project revenue. Production Systems revenue grew 6%, primarily due to higher sales of well, surface, and subsea production systems.

Sequentially, second-quarter pretax segment operating income increased 22%. Pretax segment operating margin expanded by 162 basis points (“bps”) to 14%, the highest margin since 2015.

While the rise of the COVID-19 Delta variant and resurgence of related disruptions could impact the pace of economic reopening, industry projections of oil demand reflect the anticipation of a wider vaccine-enabled recovery, improving road mobility, and the impact of various economic stimulus programs. Under this scenario, Schlumberger believes the momentum of international activity growth experienced in the second quarter will continue as the cyclical recovery unfolds. This view is supported by rig count trends, capital spending signals, and customer feedback. In North America, Schlumberger anticipates the growth rate to moderate; however, drilling activity could still surprise to the upside due to private E&P operator spending.

Consequently, absent any further setback in the recovery, Schlumberger continues to see its international revenue growing in the second half of 2021 by double-digits when compared to the second half of last year. This translates into full-year 2021 international revenue growth, setting the stage for a strong baseline moving into 2022 and beyond.

Digital & Integration

Digital & Integration revenue of $817 million increased 6% sequentially primarily due to strong sales of digital solutions and higher APS project revenue.

Digital & Integration pretax operating margin of 33% expanded 147 bps sequentially due to increased high-margin digital solutions sales and improved profitability from APS projects.

Reservoir Performance

Reservoir Performance revenue of $1.1 billion increased 12% sequentially due to higher activity that surpassed the impact of the seasonal rebound in the Northern Hemisphere, resulting in 13% sequential revenue growth internationally.

Reservoir Performance pretax operating margin of 14% expanded 373 bps sequentially. Profitability was boosted by the seasonal recovery in the Northern Hemisphere, higher offshore and exploration activity, and favorable technology mix in wireline activity in Africa and in the Middle East.

Well Construction

Well Construction revenue of $2.1 billion increased 9% sequentially. Stronger North America and international activity beyond the seasonal rebound in the Northern Hemisphere was supported by the rig count increase. North America revenue growth was driven by US land revenue growth of more than 30%, outpacing the US land rig count increase of 16%.

Sequentially, Well Construction pretax operating margin of 13% improved by 209 bps due to higher drilling activity following the seasonal recovery in the Northern Hemisphere, higher drilling in US land, increased volume of activity in Europe & Africa and the Middle East and increased higher-margin offshore exploration activity in Africa.

Production Systems

Production Systems revenue of $1.7 billion increased 6% sequentially driven by higher sales of surface, subsea, and well production systems.

Sequentially, Production Systems pretax operating margin of 10% expanded 146 bps as a result of higher sales of surface, well, and subsea production systems.

Six Months 2021 Compared to Six Months 2020

		(Stated in millions)

	Six Months 2021		Six Months 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$1,590	$521	$1,503	$259
Reservoir Performance	2,119	258	3,139	156
Well Construction	4,045	482	4,904	511
Production Systems	3,271	309	3,469	336
Eliminations & other	(168)	(99)	(204)	(90)
		1,471		1,172
Corporate & other (1)		(288)		(397)
Interest income (2)		9		22
Interest expense (3)		(264)		(266)
Charges and credits (4)		-		(12,247)
	$10,857	$928	$12,811	$(11,716)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2021; $1 million in 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($8 million in 2021; $15 million in 2020).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2021 revenue of $10.9 billion decreased 15% year-on-year reflecting the significant fall in activity following the historic demand destruction driven by the COVID-19 pandemic that commenced in early 2020.  More than a year after the unprecedented global health and economic crisis sparked by the pandemic began, customers have gradually increased their spending. Revenue also declined year-on-year, particularly in North America, following the divestitures of the OneStim® pressure pumping business and the low-flow artificial lift business during the fourth quarter 2020.  These divestitures were consistent with Schlumberger’s strategy to focus on high-grading and rationalizing its business portfolio to expand margins, minimize earnings volatility, and focus on more capital efficient businesses.  Excluding the impact of these divestitures, which generated $818 million of revenue (all of which was in North America) during the first six months of 2020, global revenue declined 9% year-on-year.

In North America revenue declined 37% year-on-year; however, excluding the impact of the previously described divestitures, six-month revenue only declined 16%.  International revenue declined 8% driven by significant activity decreases in Europe/CIS/Africa and the Middle East & Asia.

Six-month 2021 pretax operating margin of 14% was 440 bps higher compared to the same period last year despite the 15% decline in revenue, due to the divestiture of certain businesses in North America, which were previously dilutive to margins, combined with reduced depreciation and amortization expense following the asset impairment charges recorded during 2020 and the effects of cost reduction measures.

Digital & Integration

Six-month 2021 revenue of $1.6 billion increased 6% year-on-year primarily driven by higher APS project revenue from higher production and improved oil prices, as well as the absence of production interruptions in the APS projects in Ecuador that were caused by a major land slide in the second quarter of 2020.

Year-on-year, pretax operating margin increased 16 percentage points to 33%.  Operating margin increased due to improved profitability from APS projects as a result of higher oil prices and reduced amortization following the asset impairment charges that were recorded during the first six months of 2020 relating to certain APS investments in North America and Latin America.

Reservoir Performance

Six-month 2021 revenue of $2.1 billion decreased 32% year-on-year largely due to the effects of the pandemic.  The revenue decline also reflected the effects of the OneStim divestiture, which generated $741 million of revenue during the first six months of 2020.  Excluding the impact of the OneStim divestiture, revenue declined 12% year-on-year.

Year-on-year, pretax operating margin increased by 721 bps to 12% despite the significant drop in revenue, primarily due to the divestiture of the OneStim business, which was previously dilutive to margins.

Well Construction

Six-month 2021 revenue of $4.0 billion decreased 18% year-on-year due to the significant drop in rig count in North America and internationally due to the effects of the pandemic.

Year-on-year, pretax operating margin increased 147 bps to 12% despite the significant drop in revenue.  Margin expanded largely as a result of the implementation of cost control measures.

Production Systems

Six-month 2021 revenue of $3.3 billion decreased 6% year-on-year, primarily driven by the North America short-cycle business due to the significant decline in completions activity as a result of the pandemic.

Year-on-year, pretax operating margin decreased 23 bps to 9% due to reduced profitability in midstream and subsea production systems.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter	First Quarter	Six Months
	2021	2021	2021	2020
Equity in net earnings of affiliated companies	$10	$14	$25	$49
Interest income	6	5	10	23
	$16	$19	$35	$72

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and first quarter of 2021 and six months ended June 30, 2021 and 2020 were as follows:

	Second Quarter	First Quarter	Six Months
	2021	2021	2021	2020
Research & engineering	2.4%	2.6%	2.5%	2.5%
General & administrative	1.2%	1.5%	1.4%	1.6%

The effective tax rate for the second quarter of 2021 was 18%, as compared to 19% for the first quarter of 2021.

The effective tax rate for the first six months of 2021 was 19%, as compared to 8% for the same period of 2020.  The increase in the effective tax rate was primarily due to the charges and credits described in Note 2 to the Consolidated Financial Statements which reduced the effective tax rate for the first six months of 2020 by 10 percentage points as a significant portion of these charges were not tax-effective.

Charges and Credits

Schlumberger did not record any charges or credits during the first six months of 2021.

During the first six months of 2020 Schlumberger recorded the following charges and credits which are fully described in Note 2 to the Consolidated Financial Statements:

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North American pressure pumping	587	133	454
Severance	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:			-
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Multiclient seismic data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	61	4	57
	$12,247	$1,017	$11,230

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2021	2020	2020
Cash	$1,439	$1,462	$844
Short-term investments	1,243	2,127	2,162
Short-term borrowings and current portion of long-term debt	(36)	(603)	(850)
Long-term debt	(15,687)	(16,763)	(16,036)
Net debt (1)	$(13,041)	$(13,777)	$(13,880)

	Six Months Ended Jun. 30,
Changes in Liquidity:	2021	2020
Net income (loss)	$755	$(10,796)
Impairment and other charges	-	12,247
Depreciation and amortization (2)	1,058	1,396
Earnings of equity method investments, less dividends received	(15)	(26)
Deferred taxes	(18)	(1,050)
Stock-based compensation expense	156	213
Increase in working capital (3)	(758)	(423)
US Federal tax refund	477	-
Other	(6)	26
Cash flow from operations	1,649	1,587
Capital expenditures	(421)	(658)
APS investments	(188)	(224)
Multiclient seismic data costs capitalized	(12)	(61)
Free cash flow (4)	1,028	644
Dividends paid	(349)	(1,386)
Proceeds from employee stock plans	62	69
Stock repurchase program	-	(26)
Business acquisitions and investments, net of cash acquired plus debt assumed	(35)	(20)
Net proceeds from asset divestitures	-	298
Other	(30)	(130)
Change in net debt before impact of changes in foreign exchange rates on net debt	676	(551)
Impact of changes in foreign exchange rates on net debt	163	(99)
Decrease (increase) in net debt	839	(650)
Net debt, beginning of period (1)	(13,880)	(13,127)
Net debt, end of period (1)	$(13,041)	$(13,777)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(3)	Includes severance payments of approximately $184 million and $426 million during the six months ended June 30, 2021 and 2020, respectively.
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

Key liquidity events during the first six months of 2021 and 2020 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of June 30, 2021.  Schlumberger did not repurchase any of its common stock during the first six months of 2021.  Schlumberger repurchased $26 million of its common stock during the first six months of 2020.

•Capital investments (consisting of capital expenditures, APS investments and multiclient seismic data capitalized) were $0.6 billion during the first six months of 2021 compared to $0.9 billion during the first six months of 2020.  Capital investments during the full year of 2021 are expected to be between $1.5 billion and $1.7 billion as compared to $1.5 billion for the full year 2020.

•	During the second quarter of 2021, Schlumberger repurchased all $665 million of its 3.30% Senior Notes due 2021.

•

During the second quarter of 2021, Schlumberger received a federal tax refund of $477 million relating to the carryback of US net operating losses pursuant to the Coronavirus Aid, Relief and Economy Security Act.

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

As of June 30, 2021, Schlumberger had $2.68 billion of cash and short-term investments on hand.  Schlumberger had committed debt facility agreements aggregating $6.65 billion, of which $6.45 billion was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

Borrowings under the commercial paper programs at June 30, 2021 were $0.2 billion.

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

Schlumberger generates revenue in more than 120 countries.  As of June 30, 2021, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only two (the United States and Mexico) accounted for greater than 10% of such receivables.

At times in recent periods, Schlumberger has experienced delays in payments from its primary customer in Mexico.  Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of June 30, 2021 is approximately $0.7 billion of receivables relating to Mexico.  Schlumberger’s receivables from its primary customer in Mexico are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This second-quarter 2021 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words.

Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about Schlumberger’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding the energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; Schlumberger’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; access to raw materials; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels.  These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; pricing pressure; inflation; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; Schlumberger’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or Schlumberger New Energy, as well as its restructuring and structural cost reduction plans; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.  If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements.  Statements in this second-quarter 2021 Form 10-Q are made as of July 28, 2021, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 9—Contingencies, in the accompanying Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of June 30, 2021, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the first six months of 2021.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the second quarter of 2021 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

Exhibit 10.1—Schlumberger 2017 Omnibus Stock Incentive Plan, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2021) (+)

Exhibit 10.2—Schlumberger Discounted Stock Purchase Plan, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2021) (+)

Exhibit 10.3—Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2021) (+)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

Schlumberger Limited (Registrant)
Date:	July 28, 2021	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory