Form 10-Q
period 2021-09-30
SCHLUMBERGER LIMITED/NV
filed 2021-10-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,402,632,586

SCHLUMBERGER LIMITED

Third Quarter 2021 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(Unaudited)

(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2021	2020	2021	2020
Revenue
Services	$4,020	$3,666	$11,291	$12,812
Product sales	1,827	1,592	5,413	5,257
Total Revenue	5,847	5,258	16,704	18,069
Interest & other income	56	22	91	94
Expenses
Cost of services	3,334	3,127	9,588	11,236
Cost of sales	1,528	1,497	4,547	4,936
Research & engineering	140	137	409	452
General & administrative	80	85	231	293
Impairments & other	-	350	-	12,596
Interest	130	138	402	419
Income (loss) before taxes	691	(54)	1,618	(11,769)
Tax expense (benefit)	129	19	301	(901)
Net income (loss)	562	(73)	1,317	(10,868)
Net income attributable to noncontrolling interests	12	9	37	24
Net income (loss) attributable to Schlumberger	$550	$(82)	$1,280	$(10,892)

Basic income (loss) per share of Schlumberger	$0.39	$(0.06)	$0.92	$(7.84)

Diluted income (loss) per share of Schlumberger	$0.39	$(0.06)	$0.90	$(7.84)

Average shares outstanding:
Basic	1,402	1,391	1,399	1,389
Assuming dilution	1,424	1,391	1,422	1,389

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2021	2020	2021	2020
Net income (loss)	$562	$(73)	$1,317	$(10,868)
Currency translation adjustments
Unrealized net change arising during the period	30	(94)	6	(200)
Cash flow hedges
Net gain (loss) on cash flow hedges	(9)	36	13	(195)
Reclassification to net income (loss) of net realized (gain) loss	(2)	7	(7)	12
Pension and other postretirement benefit plans
Amortization to net income (loss) of net actuarial loss	69	48	202	150
Amortization to net income (loss) of net prior service credit	(6)	(2)	(17)	(13)
Impact of curtailment	-	-	-	(69)
Income taxes on pension and other postretirement benefit plans	(3)	-	(6)	10
Other	-	-	(4)	-
Comprehensive income (loss)	641	(78)	1,504	(11,173)
Comprehensive income attributable to noncontrolling interests	12	9	37	24
Comprehensive income (loss) attributable to Schlumberger	$629	$(87)	$1,467	$(11,197)

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2021	Dec. 31,
	(Unaudited)	2020
ASSETS
Current Assets
Cash	$1,569	$844
Short-term investments	1,373	2,162
Receivables less allowance for doubtful accounts (2021 - $320; 2020 - $301)	5,349	5,247
Inventories	3,296	3,354
Other current assets	800	1,312
	12,387	12,919
Investments in Affiliated Companies	2,110	2,061
Fixed Assets less accumulated depreciation	6,375	6,826
Goodwill	12,990	12,980
Intangible Assets	3,265	3,455
Other Assets	3,911	4,193
	$41,038	$42,434
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,615	$8,442
Estimated liability for taxes on income	907	1,015
Short-term borrowings and current portion of long-term debt	1,025	850
Dividends payable	188	184
	9,735	10,491
Long-term Debt	14,370	16,036
Postretirement Benefits	905	1,049
Other Liabilities	2,363	2,369
	27,373	29,945
Equity
Common stock	12,571	12,970
Treasury stock	(2,287)	(3,033)
Retained earnings	7,775	7,018
Accumulated other comprehensive loss	(4,697)	(4,884)
Schlumberger stockholders’ equity	13,362	12,071
Noncontrolling interests	303	418
	13,665	12,489
	$41,038	$42,434

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,317	$(10,868)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges & credits	(47)	12,596
Depreciation and amortization (1)	1,588	1,983
Deferred taxes	(33)	(1,147)
Stock-based compensation expense	229	318
Earnings of equity method investments, less dividends received	6	(18)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(97)	2,159
Decrease (increase) in inventories	54	(24)
Decrease in other current assets	506	202
(Increase) decrease in other assets	(9)	25
Decrease in accounts payable and accrued liabilities	(660)	(2,898)
Decrease in estimated liability for taxes on income	(124)	(261)
Increase (decrease) in other liabilities	1	(14)
Other	(12)	13
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,719	2,066
Cash flows from investing activities:
Capital expenditures	(694)	(858)
APS investments	(305)	(252)
Multiclient seismic data costs capitalized	(21)	(86)
Business acquisitions and investments, net of cash acquired	(134)	(33)
Proceeds from divestitures	-	325
Sale (purchase) of investments, net	790	(1,597)
Other	(29)	(98)
NET CASH USED IN INVESTING ACTIVITIES	(393)	(2,599)
Cash flows from financing activities:
Dividends paid	(524)	(1,560)
Proceeds from employee stock purchase plan	137	146
Stock repurchase program	-	(26)
Proceeds from issuance of long-term debt	34	5,837
Repayment of long-term debt	(1,076)	(3,811)
Net (decrease) increase in short-term borrowings	(94)	96
Other	(81)	(51)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,604)	631
Net increase in cash before translation effect	722	98
Translation effect on cash	3	(16)
Cash, beginning of period	844	1,137
Cash, end of period	$1,569	$1,219

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2021 – September 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2021	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489
Net income			1,280		37	1,317
Currency translation adjustments				6	(2)	4
Changes in fair value of cash flow hedges				6		6
Pension and other postretirement benefit plans				179		179
Vesting of restricted stock	(227)	227				-
Shares issued under employee stock purchase plan	(377)	514				137
Stock-based compensation expense	229					229
Dividends declared ($0.375 per share)			(523)			(523)
Deconsolidation of subsidiary					(123)	(123)
Other	(24)	5		(4)	(27)	(50)
Balance, September 30, 2021	$12,571	$(2,287)	$7,775	$(4,697)	$303	$13,665

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2020 – September 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2020	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176
Net loss			(10,892)		24	(10,868)
Currency translation adjustments				(200)	2	(198)
Changes in fair value of cash flow hedges				(183)		(183)
Pension and other postretirement benefit plans				78		78
Vesting of restricted stock	(152)	152				-
Shares issued under employee stock purchase plan	(298)	444				146
Stock repurchase program		(26)				(26)
Stock-based compensation expense	318					318
Dividends declared ($0.75 per share)			(1,041)			(1,041)
Other	(25)	6			(14)	(33)
Balance, September 30, 2020	$12,921	$(3,055)	$6,818	$(4,743)	$428	$12,369

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2021 – September 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2021	$12,730	$(2,591)	$7,399	$(4,776)	$297	$13,059
Net income			550		12	562
Currency translation adjustments				30		30
Changes in fair value of cash flow hedges				(11)		(11)
Pension and other postretirement benefit plans				60		60
Vesting of restricted stock	(53)	53				-
Shares issued under employee stock purchase plan	(175)	250				75
Stock-based compensation expense	73					73
Dividends declared ($0.125 per share)			(174)			(174)
Deconsolidation of subsidiary						-
Other	(4)	1			(6)	(9)
Balance, September 30, 2021	$12,571	$(2,287)	$7,775	$(4,697)	$303	$13,665

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2020 – September 30, 2020	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2020	$13,044	$(3,339)	$7,073	$(4,738)	$416	$12,456
Net loss			(82)		9	(73)
Currency translation adjustments				(94)	4	(90)
Changes in fair value of cash flow hedges				43		43
Pension and other postretirement benefit plans				46		46
Vesting of restricted stock	(21)	21				-
Shares issued under employee stock purchase plan	(203)	264				61
Stock-based compensation expense	105					105
Dividends declared ($0.125 per share)			(173)			(173)
Other	(4)	(1)			(1)	(6)
Balance, September 30, 2020	$12,921	$(3,055)	$6,818	$(4,743)	$428	$12,369

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2021	1,434	(42)	1,392
Vesting of restricted stock	-	3	3
Shares issued under employee stock purchase plan	-	8	8
Balance, September 30, 2021	1,434	(31)	1,403

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.  The December 31, 2020 balance sheet information has been derived from the Schlumberger 2020 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on January 27, 2021.

2.   Charges and Credits

During the third quarter of 2021, a start-up company that Schlumberger previously invested in was acquired.  As a result of this transaction, Schlumberger’s ownership interest was converted into shares of a publicly traded company.  Schlumberger recognized an unrealized pretax gain of $47 million ($36 million after-tax) to increase the carrying value of this investment to its estimated fair value of approximately $55 million.  This unrealized gain is reflected in Interest & other income in the Consolidated Statement of Income (Loss).

During the first nine months of 2020, Schlumberger recorded the following charges and credits, all of which are classified as Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North American pressure pumping	587	133	454
Severance	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:			-
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Multiclient seismic data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	60	4	56
Third quarter:
Facility exit charges	254	39	215
Workforce reductions	63	-	63
Other	33	1	32
	$12,596	$1,057	$11,539

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

Third quarter 2020:

•	During the third quarter of 2020, Schlumberger recorded the following restructuring charges:
-	$254 million of facility exit charges as Schlumberger continued to rationalize its real estate footprint relating to both leased and owned facilities.
-	$63 million of severance.
-	$33 million of other charges.

3.   Income (loss) Per Share

The following is a reconciliation from basic income (loss) per share of Schlumberger to diluted income (loss) per share of Schlumberger:

(Stated in millions, except per share amounts)

	2021			2020
	Schlumberger Net Income	Average Shares Outstanding	Income per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Third Quarter
Basic	$550	1,402	$0.39	$(82)	1,391	$(0.06)
Unvested restricted stock	-	22		-	-
Diluted	$550	1,424	$0.39	$(82)	1,391	$(0.06)

	2021			2020
	Schlumberger Net Income	Average Shares Outstanding	Income per Share	Schlumberger Net Loss	Average Shares Outstanding	Loss per Share
Nine Months
Basic	$1,280	$1,399	$0.92	$(10,892)	$1,389	$(7.84)
Unvested restricted stock	-	23		-	-
Diluted	$1,280	$1,422	$0.90	$(10,892)	$1,389	$(7.84)

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted income (loss) per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2021	2020	2021	2020
Employee stock options	43	49	43	49
Unvested restricted stock	-	18	-	18

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2021	2020
Raw materials & field materials	$1,548	$1,573
Work in progress	491	464
Finished goods	1,257	1,317
	$3,296	$3,354

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2021	2020
Property, plant & equipment	$29,071	$29,744
Less: Accumulated depreciation	22,696	22,918
	$6,375	$6,826

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2021	2020
Third Quarter	$350	$385
Nine Months	$1,057	$1,251

6.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2021			Dec. 31, 2020
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,690	$530	$1,160	$1,744	$485	$1,259
Technology/technical know-how	1,273	545	728	1,284	488	796
Tradenames	767	190	577	767	166	601
Other	1,551	751	800	1,488	689	799
	$5,281	$2,016	$3,265	$5,283	$1,828	$3,455

Amortization expense charged to income was as follows:

(Stated in millions)

	2021	2020
Third Quarter	$75	$79
Nine Months	$226	$292

Based on the net book value of intangible assets at September 30, 2021, amortization expense for the subsequent five years is estimated to be: fourth quarter of 2021—$76 million; 2022—$292 million; 2023—$285 million; 2024—$264 million; 2025—$248 million; and 2026—$244 million.

7.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2021	2020
3.65% Senior Notes due 2023	$1,497	$1,496
3.90% Senior Notes due 2028	1,456	1,450
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,164	1,221
2.00% Guaranteed Notes due 2032	1,157	1,214
0.25% Notes due 2027	1,049	1,100
0.50% Notes due 2031	1,047	1,099
4.00% Senior Notes due 2025	930	930
4.30% Senior Notes due 2029	846	846
3.75% Senior Notes due 2024	748	746
1.00% Guaranteed Notes due 2026	701	736
0.00% Notes due 2024	583	611
2.65% Senior Notes due 2022	599	598
1.40% Senior Notes due 2025	498	498
3.63% Senior Notes due 2022	295	295
7.00% Notes due 2038	204	206
5.95% Notes due 2041	113	114
5.13% Notes due 2043	98	99
4.00% Notes due 2023	80	80
3.70% Notes due 2024	55	55
2.40% Senior Notes due 2022	-	999
Commercial paper borrowings	-	393
	$14,370	$16,036

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at September 30, 2021 and December 31, 2020, was $15.3 billion and $17.3 billion, respectively.

During the second quarter of 2021, Schlumberger replaced its €1.54 billion one-year committed facility with a €750 million three-year committed revolving credit facility maturing in June 2024.  At September 30, 2021 no amounts had been drawn under this facility.

In addition to the revolving credit facility described above, at September 30, 2021, Schlumberger had separate committed credit facility agreements aggregating $5.75 billion with commercial banks, all of which was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $2.75 billion matures in February 2023, $2.0 billion matures in February 2025 and $1.0 billion matures in July 2026.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

There were no borrowings under the commercial paper programs at September 30, 2021.  Borrowings under the commercial paper programs at December 31, 2020 were $0.4 billion, all of which was classified in Long-term debt in the Consolidated Balance Sheet.

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency.  Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks.  Included in Other Assets was $193 million at September 30, 2021 ($427 million at December 31, 2020) and included in Other Liabilities was $37 million at September 30, 2021 ($13 million at December 31, 2020) relating to the fair value of outstanding cross-currency swap derivatives.  The fair value was determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

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

At September 30, 2021, contracts were outstanding for the US dollar equivalent of $8.3 billion in various foreign currencies, of which $6.1 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps, the fair value of the other outstanding derivatives was not material at September 30, 2021 and December 31, 2020.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income (Loss) was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)
	Third Quarter		Nine Months
	2021	2020	2021	2020	Consolidated Statement of Income (Loss) Classification
Derivatives designated as cash flow hedges:
Cross currency swaps	$(89)	$197	$(267)	$347	Cost of services/sales
Foreign exchange contracts	2	(7)	7	(12)	Cost of services/sales
	$(87)	$190	$(260)	$335
Derivatives not designated as hedges:
Foreign exchange contracts	$(45)	$(14)	$(19)	$(12)	Cost of services/sales

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

10.   Segment Information

		(Stated in millions)

	Third Quarter 2021		Third Quarter 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$812	$284	$738	$201
Reservoir Performance	1,192	190	1,215	103
Well Construction	2,273	345	1,837	173
Production Systems	1,674	166	1,532	132
Eliminations & other	(104)	(77)	(64)	(34)
		908		575
Corporate & other (1)		(145)		(151)
Interest income		8		3
Interest expense (2)		(127)		(131)
Charges and credits (3)		47		(350)
	$5,847	$691	$5,258	$(54)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest expense excludes amounts which are included in the segments’ income ($3 million in 2021; $7 million in 2020).
(3)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Nine Months 2021		Nine Months 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$2,401	$805	$2,235	$458
Reservoir Performance	3,312	448	4,354	259
Well Construction	6,319	827	6,747	687
Production Systems	4,946	475	5,001	467
Eliminations & other	(274)	(176)	(268)	(124)
		2,379		1,747
Corporate & other (1)		(434)		(548)
Interest income (2)		17		25
Interest expense (3)		(391)		(397)
Charges and credits (4)		47		(12,596)
	$16,704	$1,618	$18,069	$(11,769)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2021; $1 million in 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($11 million in 2021; $22 million in 2020).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2021	2020	2021	2020
North America	$1,129	$1,034	$3,185	$4,311
Latin America	1,160	828	3,255	2,503
Europe/CIS/Africa	1,481	1,397	4,190	4,597
Middle East & Asia	2,034	1,986	5,952	6,559
Eliminations & other	43	13	122	99
	$5,847	$5,258	$16,704	$18,069

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$196	$615	$1	$812
Reservoir Performance	79	1,112	1	1,192
Well Construction	382	1,839	52	2,273
Production Systems	469	1,205	-	1,674
Eliminations & other	3	(96)	(11)	(104)
	$1,129	$4,675	$43	$5,847

	Third Quarter 2020
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$134	$603	$1	$738
Reservoir Performance	275	937	3	1,215
Well Construction	235	1,562	40	1,837
Production Systems	389	1,138	5	1,532
Eliminations & other	1	(29)	(36)	(64)
	$1,034	$4,211	$13	$5,258

		(Stated in millions)

	Nine Months 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$549	$1,850	$2	$2,401
Reservoir Performance	237	3,072	3	3,312
Well Construction	1,045	5,124	150	6,319
Production Systems	1,347	3,587	12	4,946
Eliminations & other	7	(236)	(45)	(274)
	$3,185	$13,397	$122	$16,704

	Nine Months 2020
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$431	$1,799	$5	$2,235
Reservoir Performance	1,208	3,137	9	4,354
Well Construction	1,201	5,395	151	6,747
Production Systems	1,488	3,487	26	5,001
Eliminations & other	(17)	(159)	(92)	(268)
	$4,311	$13,659	$99	$18,069

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both September 30, 2021 and December 31, 2020.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $3.0 billion at September 30, 2021, of which approximately 51% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $0.9 billion at both September 30, 2021 and December 31, 2020.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

11.   Pension and Other Postretirement Benefit Plans

Net pension (credit) cost for the Schlumberger pension plans included the following components:

(Stated in millions)

	Third Quarter				Nine Months
	2021		2020		2021		2020
	US	Int’l	US	Int’l	US	Int’l	US	Int’l
Service cost	$10	$24	$10	$31	$33	$91	$41	$105
Interest cost	32	67	36	76	95	199	111	226
Expected return on plan assets	(63)	(159)	(58)	(148)	(190)	(478)	(175)	(443)
Amortization of prior service cost	-	-	2	-	-	-	6	-
Amortization of net loss	11	58	9	39	33	169	31	119
	$(10)	$(10)	$(1)	$(2)	$(29)	$(19)	$14	$7

The net periodic benefit credit for the Schlumberger US postretirement medical plan included the following components:

(Stated in millions)

	Third Quarter		Nine Months
	2021	2020	2021	2020
Service cost	$7	$5	$20	$23
Interest cost	8	7	24	27
Expected return on plan assets	(23)	(19)	(49)	(52)
Amortization of prior service credit	(6)	(4)	(17)	(19)
Curtailment gain	-	-	-	(69)
	$(14)	$(11)	$(22)	$(90)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-Q discusses third-quarter 2021 results of operations and comparisons to second-quarter 2021, as well as the first nine months of 2021 results of operations and comparisons to the first nine months of 2020.  Detailed financial information with respect to second-quarter 2021 can be found in Part I, Item 1, “Financial Statements” of Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021.

Third Quarter 2021 Compared to Second Quarter 2021

		(Stated in millions)

	Third Quarter 2021		Second Quarter 2021
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$812	$284	$817	$274
Reservoir Performance	1,192	190	1,117	156
Well Construction	2,273	345	2,110	272
Production Systems	1,674	166	1,681	171
Eliminations & other	(104)	(77)	(91)	(66)
		908		807
Corporate & other (1)		(145)		(138)
Interest income (2)		8		5
Interest expense (3)		(127)		(132)
Charges and credits (4)		47		-
	$5,847	$691	$5,634	$542

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($- million in Q3 2021; $1 million in Q2 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in Q3 2021; $4 million in Q2 2021).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Third-quarter revenue grew 4% sequentially led by Well Construction and Reservoir Performance.  The revenue growth in these Divisions more than offset the impact of transitory global supply and logistics constraints in Production Systems.

Geographically, international revenue of $4.68 billion grew 4% sequentially and 11% year-on-year and is on track to meet our double-digit revenue growth ambition for the second half of 2021 compared to the same period last year.  The international sequential revenue increase was led by double-digit growth in Latin America complemented by sustained activity in the Europe/CIS/Africa and Middle East & Asia areas. In North America, revenue of $1.13 billion grew 4% sequentially mainly driven by a strong seasonal rebound in land drilling, higher Asset Performance Solutions (“APS”) revenue in Canada, and an increase in drilling revenue in North America offshore.

Among the Divisions, Well Construction continued its growth momentum, with revenue increasing 8% sequentially due to higher international and North America drilling activity both on land and offshore. Similarly, Reservoir Performance revenue increased 7% sequentially from higher exploration and appraisal activity across the international markets. Revenue from Digital & Integration and Production Systems was essentially flat.

Sequentially, third-quarter pretax segment operating margin expanded by 120 basis points (“bps”) to 16%, representing its highest level since 2015 and a fifth consecutive quarter of margin expansion.  This growth was driven by the Well Construction and Reservoir Performance Divisions.

Looking ahead, the fourth quarter of 2021 is anticipated to be another quarter of growth, and Schlumberger expects to close 2021 with strong momentum that will set the foundation for an exceptional growth cycle.

The industry macro fundamentals have visibly strengthened this year, particularly in recent weeks—with demand recovery, oil and gas commodity prices at recent highs, low inventory levels, and encouraging trends in pandemic containment efforts. Absent a recession or pandemic-related setback, these favorable conditions are expected to materially drive investment over the next few years— particularly internationally—and result in exceptional multiyear capital spending growth globally, both on land and offshore.

Digital & Integration

Digital & Integration revenue of $812 million declined 1% sequentially as higher APS project revenue was offset by lower digital solutions revenue following strong software sales in the second quarter. Revenue grew in North America, Latin America, and Middle East & Asia, offset by lower revenue in Europe/CIS/Africa.

Digital & Integration pretax operating margin of 35% expanded 154 bps sequentially, primarily due to increased profitability from APS projects.

Reservoir Performance

Reservoir Performance revenue of $1.19 billion increased 7% sequentially due to higher exploration and appraisal programs across the international markets.

Reservoir Performance pretax operating margin of 16% expanded 202 bps sequentially. Profitability was boosted by higher offshore and exploration activity and a favorable technology mix, particularly in Latin America and Africa.

Well Construction

Well Construction revenue of $2.27 billion increased 8% sequentially due to higher land and offshore drilling across the international markets and increased rig activity in North America. North America revenue growth was driven by strong seasonal rebound on land drilling in Canada and higher offshore drilling in the Gulf of Mexico, notwithstanding the hurricane effects during the quarter. International revenue was driven by double-digit growth in Latin America, Africa, and Russia & Central Asia from the combination of increased offshore exploration activity and the peak of summer land drilling campaigns.

Well Construction pretax operating margin of 15% improved sequentially by 230 bps due to higher drilling revenue, boosted by the favorable mix of activity and new technology.

Production Systems

Production Systems revenue of $1.67 billion was essentially flat sequentially, as revenue increases in subsea and well production systems were offset by a revenue decline in midstream production systems. Revenue was partially impacted by transitory global supply and logistics constraints.

Production Systems pretax operating margin of 10% was essentially flat sequentially.

Nine Months 2021 Compared to Nine Months 2020

		(Stated in millions)

	Nine Months 2021		Nine Months 2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$2,401	$805	$2,235	$458
Reservoir Performance	3,312	448	4,354	259
Well Construction	6,319	827	6,747	687
Production Systems	4,946	475	5,001	467
Eliminations & other	(274)	(176)	(268)	(124)
		2,379		1,747
Corporate & other (1)		(434)		(548)
Interest income (2)		17		25
Interest expense (3)		(391)		(397)
Charges and credits (4)		47		(12,596)
	$16,704	$1,618	$18,069	$(11,769)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($1 million in 2021; $1 million in 2020).
(3)	Interest expense excludes amounts which are included in the segments’ income ($11 million in 2021; $22 million in 2020).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2021 revenue of $16.7 billion decreased 8% year-on-year. Revenue declined particularly in North America, following the divestitures of the OneStim® pressure pumping business and the low-flow artificial lift business during the fourth quarter 2020. These divestitures were consistent with Schlumberger’s strategy to focus on high-grading and rationalizing its business portfolio to expand margins, minimize earnings volatility, and focus on more capital efficient businesses. Excluding the impact of these divestitures, which generated $1.1 billion of revenue (all of which was in North America) during the first nine months of 2020, global revenue declined 2% year-on-year, reflecting the significant fall in activity following the historic demand destruction driven by the COVID-19 pandemic that commenced in early 2020.

In North America revenue declined 26% year-on-year; however, excluding the impact of the previously described divestitures, nine-month revenue only declined 2%.  International revenue also declined 2% driven by significant activity decreases in Europe/CIS/Africa and the Middle East & Asia, partially offset by an increase in revenue in Latin America.

Nine-month 2021 pretax operating margin of 14% was 458 bps higher compared to the same period last year despite the 8% decline in revenue, due to the divestiture of certain businesses in North America, which were previously dilutive to margins, combined with reduced depreciation and amortization expense following the asset impairment charges recorded during 2020 and the effects of cost reduction measures.

Digital & Integration

Nine-month 2021 revenue of $2.4 billion increased 7% year-on-year, primarily driven by higher APS project revenue from higher production and improved oil prices, as well as the absence of production interruptions in the APS projects in Ecuador that were caused by a major land slide in the second quarter of 2020.

Year-on-year, pretax operating margin increased 13 percentage points to 34%.  Operating margin increased due to improved profitability from APS projects as a result of higher oil prices and reduced amortization following the asset impairment charges that were recorded during the first nine months of 2020 relating to certain APS investments in North America and Latin America.

Reservoir Performance

Nine-month 2021 revenue of $3.3 billion decreased 24% year-on-year largely reflecting the effects of the OneStim divestiture, which generated $959 million of revenue during the first nine months of 2020.  Excluding the impact of the OneStim divestiture, revenue declined 2% year-on-year, largely due to the effects of the pandemic.

Year-on-year, pretax operating margin increased by 760 bps to 14% despite the significant drop in revenue, primarily due to the divestiture of the OneStim business, which was previously dilutive to margins.

Well Construction

Nine-month 2021 revenue of $6.3 billion decreased 6% year-on-year due to the drop in rig count in North America and internationally due to the effects of the pandemic.

Year-on-year, pretax operating margin increased 291 bps to 13% despite the drop in revenue.  Margin expanded largely as a result of the implementation of cost control measures.

Production Systems

Nine-month 2021 revenue of $4.9 billion decreased 1% year-on-year, primarily driven by the North America short-cycle business due to the significant decline in completions activity as a result of the pandemic.

Year-on-year, pretax operating margin increased 25 bps to 10% due to improved profitability in surface and midstream production systems.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third	Second
	Quarter	Quarter	Nine Months
	2021	2021	2021	2020
Earnings of equity method investments	$1	$10	$26	$66
Interest income	8	6	18	28
Unrealized gain on marketable securities (see Note 2)	47	-	47	-
	$56	$16	$91	$94

The decrease in earnings of equity method investments is primarily attributable to Schlumberger’s share of net losses associated with Schlumberger’s equity investment in Liberty Oilfield Services, Inc. (“Liberty”).  On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada to Liberty in exchange for a 37% equity interest in Liberty.  Schlumberger records its share of Liberty’s net income or loss on a one-quarter lag.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and second quarter of 2021 and nine months ended September 30, 2021 and 2020 were as follows:

	Third	Second
	Quarter	Quarter	Nine Months
	2021	2021	2021	2020
Research & engineering	2.4%	2.4%	2.4%	2.5%
General & administrative	1.4%	1.2%	1.4%	1.6%

The effective tax rate for the third quarter of 2021 was 19%, as compared to 18% for the second quarter of 2021.

The effective tax rate for the first nine months of 2021 was 19%, as compared to 8% for the same period of 2020.  The increase in the effective tax rate was primarily due to the charges and credits described in Note 2 to the Consolidated Financial Statements. These charges and credits reduced the effective tax rate for the first nine months of 2020 by 11 percentage points as a significant portion of these charges were not tax-effective.

Charges and Credits

During the third quarter of 2021, a start-up company that Schlumberger previously invested in was acquired.  As a result of this transaction, Schlumberger’s ownership interest was converted into shares of a publicly traded company.  Schlumberger recognized an unrealized pretax gain of $47 million ($36 million after-tax) to increase the carrying value of this investment to its estimated fair value of approximately $55 million.  This unrealized gain is reflected in Interest & other income in the Consolidated Statement of Income (Loss).

During the first nine months of 2020 Schlumberger recorded the following charges and credits, which are fully described in Note 2 to the Consolidated Financial Statements:

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North American pressure pumping	587	133	454
Severance	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:			-
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Multiclient seismic data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	60	4	56
Third quarter:
Facility exit charges	254	39	215
Workforce reductions	63	-	63
Other	33	1	32
	$12,596	$1,057	$11,539

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2021	2020	2020
Cash	$1,569	$1,219	$844
Short-term investments	1,373	2,618	2,162
Short-term borrowings and current portion of long-term debt	(1,025)	(1,292)	(850)
Long-term debt	(14,370)	(16,471)	(16,036)
Net debt (1)	$(12,453)	$(13,926)	$(13,880)

	Nine Months Ended Sept. 30,
Changes in Liquidity:	2021	2020
Net income (loss)	$1,317	$(10,868)
Impairment and other charges & credits	(47)	12,596
Depreciation and amortization (2)	1,588	1,983
Earnings of equity method investments, less dividends received	6	(18)
Deferred taxes	(33)	(1,147)
Stock-based compensation expense	229	318
Increase in working capital (3)	(798)	(822)
US Federal tax refund	477	-
Other	(20)	24
Cash flow from operations	2,719	2,066
Capital expenditures	(694)	(858)
APS investments	(305)	(252)
Multiclient seismic data costs capitalized	(21)	(86)
Free cash flow (4)	1,699	870
Dividends paid	(524)	(1,560)
Proceeds from employee stock plans	137	146
Stock repurchase program	-	(26)
Business acquisitions and investments, net of cash acquired plus debt assumed	(98)	(33)
Net proceeds from asset divestitures	-	325
Other	(79)	(149)
Change in net debt before impact of changes in foreign exchange rates on net debt	1,135	(427)
Impact of changes in foreign exchange rates on net debt	292	(372)
Decrease (increase) in net debt	1,427	(799)
Net debt, beginning of period (1)	(13,880)	(13,127)
Net debt, end of period (1)	$(12,453)	$(13,926)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(3)	Includes severance payments of $226 million and $699 million during the nine months ended September 30, 2021 and 2020, respectively.
(4)

“Free cash flow” represents cash flow from operations less capital expenditures, APS investments and multiclient seismic data costs capitalized. Management believes that free cash flow is an important liquidity measure for the company and that it is useful to investors and management as a measure of our ability to generate cash.  Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to shareholders through dividend payments or share repurchases.  Free cash flow does not represent the residual cash flow available for discretionary expenditures.  Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, cash flow from operations.

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

Key liquidity events during the first nine months of 2021 and 2020 included:

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of September 30, 2021.  Schlumberger did not repurchase any of its common stock during the first nine months of 2021.  Schlumberger repurchased $26 million of its common stock during the first nine months of 2020.

•Capital investments (consisting of capital expenditures, APS investments and multiclient seismic data capitalized) were $1.0 billion during the first nine months of 2021 compared to $1.2 billion during the first nine months of 2020.  Capital investments during the full year of 2021 are expected to be approximately $1.6 billion as compared to $1.5 billion for the full year 2020.

•	During the second quarter of 2021, Schlumberger repurchased all $665 million of its 3.30% Senior Notes due 2021.

•

During the second quarter of 2021, Schlumberger received a federal tax refund of $477 million relating to the carryback of US net operating losses pursuant to the Coronavirus Aid, Relief and Economic Security Act.

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

As of September 30, 2021, Schlumberger had $2.94 billion of cash and short-term investments on hand.  Schlumberger had committed debt facility agreements aggregating $6.63 billion, all of which was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

There were no borrowings under the commercial paper programs at September 30, 2021.

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

Schlumberger generates revenue in more than 120 countries.  As of September 30, 2021, only five of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only two (the United States and Mexico) accounted for greater than 10% of such receivables.

At times in recent periods, Schlumberger has experienced delays in payments from its primary customer in Mexico.  Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of September 30, 2021 is approximately $0.7 billion of receivables relating to Mexico.  Schlumberger’s receivables from its primary customer in Mexico are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This third-quarter 2021 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about Schlumberger’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding the energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; Schlumberger’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; access to raw materials; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels.  These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; pricing pressure; inflation; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; Schlumberger’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its restructuring and structural cost reduction plans; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.  If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual outcomes may vary materially from those reflected in our forward-looking statements.  Statements in this third-quarter 2021 Form 10-Q are made as of October 27, 2021, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of September 30, 2021, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the first nine months of 2021.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the third quarter of 2021 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

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

Schlumberger Limited (Registrant)
Date:	October 27, 2021	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory