Form 10-K
period 2021-12-31
SCHLUMBERGER LIMITED/NV
filed 2022-01-26
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $44.72 billion.

As of December 31, 2021, the number of shares of common stock outstanding was 1,403,381,685.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, Schlumberger’s definitive proxy statement for its 2022 Annual General Meeting of Stockholders, to be filed by Schlumberger with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2021 (the “2022 Proxy Statement”).

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

Schlumberger is organized under four Divisions operating in five distinct Basins that are aligned with critical hubs of activity.   These Divisions combine and integrate Schlumberger’s technologies, enhancing our ability to support the emerging long-term growth opportunities in each of these market segments.

The four Divisions are:

•	Digital & Integration
•	Reservoir Performance
•	Well Construction
•	Production Systems

Digital & Integration – Combines Schlumberger’s digital workflow solutions and seismic data interpretation and management businesses with its integrated offering of Asset Performance Solutions (“APS”).  Through digital solutions and technologies, supported by the future of software, digital, infrastructure, connected assets, and data, this Division enhances efficiency to improve asset and enterprise-wide performance for customers.  APS helps develop or redevelop fields while increasing production, improving cash flow, and extending recovery for customers by providing fit-for-purpose solutions.

The primary offerings comprising this Division are:

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

•

Multiclient seismic surveys and data processing: WesternGeco® is a leading geophysical services supplier, providing comprehensive worldwide reservoir interpretation and data processing services.  It provides a highly efficient and scientifically advanced imaging platform and innovative and accurate subsurface imagery for multiclient surveys, also referred to as exploration data.  WesternGeco offers one of the industry’s most extensive multiclient libraries.

•

Asset Performance Solutions: APS offers an integrated business model for field production projects.  This model combines Schlumberger’s services and products with drilling rig management and specialized engineering and project management expertise, to provide a complete solution to well construction and production improvement.

APS creates alignment between Schlumberger and the asset holder and/or the operator utilizing a commercial model whereby Schlumberger receives remuneration in line with the value it creates.  These projects are generally focused on developing and co-managing production of customer assets under long-term agreements.  Schlumberger invests its services and products into the field development activities and operations and is compensated on a fee-per-barrel basis or based on cash flow generated.  This includes certain arrangements whereby Schlumberger is only compensated based on incremental production that it helps deliver above a mutually agreed baseline.  As of December 31, 2021, Schlumberger’s APS portfolio primarily consisted of three field production projects in Ecuador and one in Canada.

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

•

Testing: Provides exploration and production pressure and flow-rate measurement services both at the surface and downhole. Testing has a network of laboratories that facilitate formation and fluid characterization.

•

Stimulation and Intervention: Provides services used during well completions, as well as those used to maintain optimal production throughout the life of a well.  Includes pressure pumping, well stimulation, and coiled tubing equipment for downhole mechanical well intervention, reservoir monitoring, and downhole data acquisition.

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada (“OneStim®”), including its pressure pumping, pumpdown perforating, and Permian frac sand businesses, to Liberty Oilfield Services Inc. (“Liberty”), in exchange for a 37% equity interest in Liberty.  OneStim’s historical results were reported as part of the Reservoir Performance Division through the closing of the transaction.  As of December 31, 2021, Schlumberger had a 31% equity interest in Liberty.

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

•	Drilling Fluids: Supplies individually engineered drilling fluid systems that improve drilling performance and maintain well control and wellbore stability throughout the drilling operation.
•	Drill Bits: Designs, manufactures and markets roller cone and fixed cutter drill bits for all drilling environments.
•	Drilling Tools: Includes a wide variety of bottom-hole-assembly and borehole enlargement technologies for drilling operations.
•	Well Cementing: Provides products and services that secure and protect well casings while isolating fluid zones and maximizing wellbore activity.
•

Integrated Well Construction: Provides integrated solutions to construct or change the architecture (re-entry) of wells, including well planning, well drilling, engineering, supervision, logistics, procurement and contracting of third parties, and drilling rig management.

•

Rigs and Equipment: Provides drilling equipment and services for shipyards, drilling contractors, energy companies and rental tool companies, as well as land drilling rigs and related services.  Drilling equipment falls into two broad categories: pressure control equipment and rotary drilling equipment.  These products are designed for either onshore or offshore applications and include drilling equipment packages, blowout preventers, blowout preventer control systems, connectors, riser systems, valves and choke manifold systems, top drives, mud pumps, pipe handling equipment, rig designs and rig kits.

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

•	Surface: Designs and manufactures onshore and offshore platform wellhead systems and processing solutions, including valves, chokes, actuators and surface trees, and provides services to operators.

•

Valves: Serves portions of the upstream, midstream and downstream markets and provides valve products that are primarily used to control and direct the flow of hydrocarbons as they are moved from wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants and industrial centers for processing.

•

Processing: Enables efficient monetization of subsurface assets using standard and custom-designed onshore, offshore and downstream processing and treatment systems, as well as unique, reservoir-driven, fit-for-purpose integrated production systems for accelerating first production and maximizing project economics.

Supporting the Divisions is a global network of research and engineering centers.  Through these centers Schlumberger advances its technology programs to safely and sustainably enhance industry efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery and increase asset value.

The Divisions are deployed around a geographical structure within five Basins:  Americas Land, Offshore Atlantic, Middle East & North Africa, Asia, and Russia & Central Asia.  The Basins are configured around common regional characteristics to deploy fit-for-purpose technologies, operating models and skills and are focused on agility, responsiveness and competitiveness.  The Basins are comprised of GeoUnits, which can be a single country or made up of several countries.  With a strong focus on the customers, Basins identify opportunities for local growth.

Corporate Strategy

Schlumberger’s strategy is designed to adapt the Company to an evolving industry landscape shaped by emerging drivers, including capital discipline, regionalization of supply and demand, an efficiency imperative, and resilience—defined by sustainability and lower carbon footprint.  This strategy is designed to magnify Schlumberger’s ability to improve customer performance, which is the differentiating factor that will help our industry meet higher stakeholder expectations.

Oil and gas will remain critical to economic activity and prosperity.  According to the most recent International Energy Agency Sustainable Development Scenario, oil and gas are expected to represent approximately 45% of the global energy mix through 2040.  Schlumberger’s role is twofold: to enable customers to produce these resources efficiently, cost effectively and with the lowest carbon footprint and to support the world’s transition to a more diversified energy mix.

Schlumberger’s strategy is structured around three major themes, all of which are focused on customer performance: (i) strengthen the core; (ii) go-to-market; and (iii) horizons of growth.

Strengthen the Core

The core of Schlumberger is how we work with customers and execute our business.  The elements in this theme—which include customer collaboration, the integrity and efficiency of our operations, and capital stewardship—are enabled by our people and technology.

As a service company, Schlumberger has always worked closely with customers.  We are exploring new ways to collaborate and help them overcome their challenges and improve performance.

Operations integrity and efficiency—core to Schlumberger’s culture—are enhanced by the digitization of our operations.  Just as Schlumberger is delivering digital solutions to our customers, we are advancing them in our own operations to capture value from our equipment and services businesses by integrating them into our digital structure.

Capital stewardship is a crucial factor for our industry.  Schlumberger has implemented a capital allocation framework that governs all investments, whether related to capital expenditures, mergers and acquisitions, or research and engineering.  The underlying principle behind this framework is that investment opportunities are prioritized based on returns and cash flow.  Our focus on capital stewardship also includes evolving certain businesses into innovative, less capital-intensive commercial models.

Go-to-Market

Industry markets have evolved into multiple, diverse regional markets that are increasingly competing with each other to meet global, regional, and domestic oil and gas demand.  Each of these regions has a set of resource plays—or basins—with localized economics and operational drivers.  As a result, the industry is witnessing a decoupling of the activity characteristics of each major region, resulting in a unique set of dynamics for each oil and gas basin across the world.  This presents Schlumberger with opportunities that can be optimally addressed with a basin-specific approach.

A key differentiator for Schlumberger is its “fit-for-basin” approach and ability.  Fit-for-basin describes the mindset Schlumberger has adopted toward technology development, in-country value, and market access. Schlumberger is developing and deploying basin-specific technology that helps its customers overcome the challenges of their respective regions.  At the same time, in-country value enables regional efficiency and performance, while creating opportunity and aligning with the strategic priorities of our clients.

In addition, technology access and performance models are highly strategic elements of our go-to-market strategy.  Technology access is fundamentally about making the right decisions with respect to our technology portfolio and how we go to market.  Performance models are focused on commercial and contractual innovations.

The elements of our go-to-market strategy enable Schlumberger to develop deeper partnerships with customers, expanding on their needs and challenges from a basin-specific perspective to provide technology and business models tailored to regional or individual customer requirements. These elements allow us to share in the performance improvement we deliver for customers and partners.

Horizons of Growth

The third strategic element positions Schlumberger to increase its share in existing markets and expand into new long-term markets in digital, production and recovery, and energy transition, including Schlumberger New Energy and Transition Technologies.

Digital capabilities are crucial to long-term performance and resilience.  Through its industry-leading digital platform, Schlumberger will enable digital transformation at scale, unlocking significant value, and leading innovation across the digital domain in the industry.

Schlumberger seeks to define the future of digital technology in the energy industry and has designed and built a secure and flexible digital industry platform centered around differentiated digital technologies.  Enabled by key partnerships with companies such as Google, IBM, Microsoft, Amazon Web Services, AVEVA and NOV, Schlumberger provides an open digital platform that takes advantage of on-demand, high-performance computing and makes digital capabilities such as embedded artificial intelligence or machine learning readily accessible to customers.

The application of digital technology across the entire E&P value chain—from subsurface to drilling to production—has the potential to deliver a step-change in operational workflows that will significantly elevate our customers’ performance sustainably. Digital technology can move technical workflows from the desktop to the cloud, creating data structures that enable artificial intelligence and machine learning to provide insights at scale across our customers’ operations.

Production and recovery is about positioning Schlumberger to take advantage of two key trends shaping the market.  The first trend relates to accelerating gas discovery, development and production, as Schlumberger expects to see significant growth in gas demand over the next two decades as the world seeks to decarbonize its energy mix.  The second trend relates to operators’ increased focus on improving recovery from their existing wells, fields and infrastructure—ultimately achieving the most capital efficient production.  As a result and based on our deep domain knowledge from the subsurface to midstream production facilities, we are positioning our technology portfolio to participate and lead in these growing markets.

Finally, Schlumberger recognizes that its future will expand beyond oil and gas with energy transition, and the Company is positioning itself for long-term growth opportunities.  In this regard, in 2020 the Company created Schlumberger New Energy to develop businesses in low-carbon or carbon-neutral energy technologies, and in 2021 it announced its commitment to reach net-zero emissions by 2050 and launched its Transition Technologies portfolio to reduce emissions from oil and gas operations.

Schlumberger New Energy is using partnership models and Schlumberger’s experience in technology industrialization to expand into energy verticals beyond oil and gas.  Schlumberger’s approach is to apply its domain expertise in areas adjacent to its existing activities where it can use its global footprint and execution platform to deliver at scale.

The Schlumberger New Energy portfolio consists of ventures in the domains of hydrogen, lithium, energy storage, carbon capture and sequestration (“CCS”), geothermal power and geoenergy for heating and cooling buildings.   While many of these investments are in new energy emerging sectors, Schlumberger New Energy has leveraged Schlumberger’s extensive experience in both the CCS and geothermal sectors.  For more than two decades, Schlumberger has participated in CCS projects providing consulting, technology services and project management.  In geothermal, Schlumberger provides the full spectrum of geothermal resource development services through GeothermEx, a consulting and services company we acquired in 2010.  Schlumberger New Energy has extended Schlumberger’s geothermal reach by exploring opportunities in the development of geothermal power projects.

Schlumberger New Energy activities currently include the following ventures and strategic partnerships:

•

Celsius Energy is a Schlumberger start-up that combines in-house technology, proprietary design optimization and modern digital control systems to offer a fit-for-purpose solution that uses low-heat geothermal energy for heating and cooling buildings.  Celsius Energy reduces overall building energy consumption from conventional sources, resulting in reduced carbon emissions.

•

Genvia is a clean hydrogen production technology venture with the French Alternative Energies and Atomic Energy Commission and partners.  This unique private-public partnership aims to deliver the most efficient and cost-effective technology for producing clean hydrogen, a versatile energy carrier and key component of the energy transition.

•

NeoLith Energy is a Schlumberger New Energy venture to enable a sustainable, efficient and flexible lithium production ecosystem using a differentiated direct lithium extraction process.  NeoLith Energy has a strategic collaboration agreement with Panasonic Energy of North America for the validation and optimization of its pilot plant in Nevada.

•

In CCS, Schlumberger New Energy is developing capabilities and forging partnerships to provide integrated solutions and technologies to CCS projects in selected markets and geographies where existing policies and regulations can make projects attractive.  Schlumberger New Energy has partnered with Chevron, Microsoft and Clean Energy Systems to utilize biomass fuel that consumes CO2 over its lifetime to produce power and then safely and permanently sequestrates the produced CO2.  This process results in net-negative carbon emissions, effectively removing greenhouse gas from the atmosphere.

•

Schlumberger invested in EnerVenue and entered into a collaboration agreement to deploy EnerVenue’s uniquely differentiated nickel-hydrogen battery technology, which is a key enabler of stationary energy storage solutions.  Schlumberger New Energy and EnerVenue will work together to progress large-scale deployment of nickel-hydrogen battery technology across selected global markets.

In June 2021, Schlumberger announced its commitment to achieve net-zero greenhouse gas (“GHG”) emissions by 2050.  Guided by climate science and GHG Protocol, Schlumberger spent 18 months conducting extensive analysis and working with experts to produce its decarbonization plan, which is aligned with the Paris Agreement ambition of limiting global warming to 1.5 degrees Celsius.  Schlumberger was the first energy services company to set a net-zero target inclusive of all three emission scopes. By setting targets with respect to the Company’s total 2019 baseline GHG footprint of approximately 54 million metric tons of CO2 equivalent (which consisted of 52 million metric tons of Scope 3 emissions and two million metric tons of Scope 1 and Scope 2 emissions), and not just its Scope 1 and 2 footprint, Schlumberger’s comprehensive emissions reduction roadmap addresses the entire oil and gas value chain.

Schlumberger’s 2050 net zero target is supported by the following interim milestones, using 2019 as the baseline year:

•	by 2025, a 30% reduction in Scope 1 and Scope 2 emissions;
•	by 2030, a 50% reduction in Scope 1 and Scope 2 emissions; and
•	by 2030, a 30% reduction in Scope 3 emissions.

There are three key components to Schlumberger achieving its net-zero target: reducing operational emissions, reducing customer emissions that occur while using Schlumberger technology, and taking carbon-negative actions of sufficient scale to offset any residual operational and technology emissions that the Company may have in 2050.

Schlumberger’s Scope 1 and 2 emissions primarily come from its fuel use and electricity consumption, whereas its Scope 3 emissions are indirect, such as customer emissions related to the use of Schlumberger technology and operational emissions related to purchased goods and services. In 2021, Schlumberger launched its Transition Technologies portfolio.  This portfolio is focused on addressing fugitive emissions, flaring reduction, electrification, well construction emissions, and full field development solutions.  Comprised of proprietary technologies and solutions, the Transition Technologies portfolio will help reduce direct and indirect emissions along with other environmental attributes, while simultaneously driving efficiency, reliability and performance for our customers.

Human Capital

At December 31, 2021, Schlumberger’s workforce consisted of approximately 92,000 people representing more than 160 nationalities.

Schlumberger believes that the diversity of its workforce is one of its greatest strengths and its ambition is to maintain a workforce nationality mix that is aligned to its geographical revenue mix.

Schlumberger recognizes that its ability to attract, develop, motivate and retain a highly competent and diverse workforce has been key to its success for many decades.  As a global company focused on creating and optimizing value for its customers, Schlumberger believes it is critical for its people to communicate with customers in their native languages and to share the values of the people in the countries where it works.  Furthermore, Schlumberger’s diverse workforce positions the Company to effectively deliver services and products that meet the unique expectations and requirements of, its stakeholders, including customers, suppliers and shareholders.  Schlumberger’s long-standing commitment to national and cultural diversity fosters a culture that is global in outlook, yet local in practice, which permeates every layer of the Company.

In addition to national and cultural diversity, gender balance is another important pillar of our diversity and inclusion strategy.  Schlumberger is committed to lead our industry in gender diversity.    Schlumberger has made significant progress towards achieving its gender balance goal of having women comprise 25% of the Company’s salaried workforce by 2025.  In this regard, in 2021, Schlumberger set its next goal which is for women to comprise 30% of the Company’s salaried workforce by 2030.  As of December 31, 2021, women made up approximately 23% of the Company’s salaried workforce.  Additionally, approximately 22% of management roles were held by women in 2021 and women represented approximately 48% of our 2021 new hires of salaried employees with science, technology, engineering and mathematics backgrounds.

Schlumberger is proud to provide a career platform that enables a culture of lifelong learning for all employees. Schlumberger is committed to offering borderless careers and making career decisions based on merit.  Schlumberger’s borderless careers philosophy is powered by its internal mobility practices, which offer employees multiple, flexible, career paths to help them acquire the required skills to reach their ambition. We seek to provide continuous growth opportunities through a combination of training and experience. Schlumberger strives to identify talent early and to provide opportunities for those employees who demonstrate exceptional performance and potential to progress to higher levels within the organization. These opportunities accelerate career development while fostering an agile workforce and the next generation of business leaders.

Competition

The principal methods of competition within the energy services industry are technological innovation, quality of service and price differentiation.  These factors vary geographically and are dependent upon the different services and products that Schlumberger offers.  Schlumberger has numerous competitors, both large and small.

Intellectual Property

Schlumberger owns and controls a variety of intellectual property, including but not limited to patents, proprietary information, trade secrets and software tools and applications that, in the aggregate, are material to Schlumberger’s business.  While Schlumberger seeks and holds numerous patents covering various products and processes, no particular patent or group of patents is material to Schlumberger’s business.

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of Schlumberger’s products and services.  For example, the spring thaw in Canada and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia and China can produce severe weather conditions that can temporarily reduce levels of activity.  In addition, hurricanes and typhoons can disrupt coastal and offshore operations.  Furthermore, customer spending patterns for multiclient data, software and other products may result in higher activity in the fourth quarter of the year as clients seek to fully utilize their annual budgets.  Conversely, customer budget constraints in North America may lead to lower demand for our services and products in the fourth quarter of the year.

Customers

Schlumberger’s primary customers are national oil companies, large integrated oil companies and independent operators. No single customer exceeded 10% of Schlumberger’s consolidated revenue during each of 2021, 2020 and 2019.

Governmental Regulations

Schlumberger is subject to numerous environmental and other governmental and regulatory requirements related to its operations worldwide. For additional details, see “Item 1(a). Risk Factors – Legal and Regulatory Risks”, which is incorporated by reference in this Item 1.

Corporate Information

Schlumberger was founded in 1926.  The Company is incorporated under the laws of Curaçao and has executive offices in Paris, Houston, London and The Hague.

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

Information About Our Executive Officers

The following table sets forth, as of January 26, 2022, the names and ages of the executive officers of Schlumberger, including all offices and positions held by each for the past five years.

Name	Age	Current Position and Five-Year Business Experience

Olivier Le Peuch	58

Chief Executive Officer and Director, since August 2019; Chief Operating Officer, February 2019 to July 2019; Executive Vice President, Reservoir and Infrastructure, May 2018 to February 2019; President, Cameron Group, February 2017 to May 2018; and President, Completions, October 2014 to January 2017.

Khaled Al Mogharbel	51

Executive Vice President, Geographies, since July 2020; Executive Vice President, Operations, April 2019 to June 2020; Executive Vice President, Eastern Hemisphere, February 2019 to March 2019; President, Eastern Hemisphere, May 2017 to January 2019; and President, Drilling Group, July 2013 to April 2017.

Ashok Belani	63	Executive Vice President, Schlumberger New Energy, since February 2020; and Executive Vice President, Technology, January 2011 to January 2020.

Stephane Biguet	53	Executive Vice President and Chief Financial Officer, since January 2020; Vice President, Finance, December 2017 to January 2020; and Vice President, Treasurer, December 2016 to November 2017.

Hinda Gharbi	51

Executive Vice President, Services and Equipment, since July 2020; Executive Vice President, Reservoir and Infrastructure, February 2019 to June 2020; Vice President, Human Resources, May 2018 to January 2019; President, Reservoir Characterization Group, June 2017 to May 2018; and President, Wireline, July 2013 to May 2017.

Abdellah Merad	48

Executive Vice President, Performance Management, since May 2019; President NAL Production Group, May 2018 to April 2019; President, Production Group, October 2017 to May 2018; and Vice President, Controller, Operations, December 2016 to September 2017.

Katharina Beumelburg	45

Chief Strategy and Sustainability Officer, since May 2021; Senior Vice President, Transmission Service, Siemens Energy, Siemens AG (a multinational industrial manufacturing company), April 2020 to May 2021; Executive Vice President, Strategy, Siemens Gas and Power, Siemens AG, November 2016 to April 2020.

Demosthenis Pafitis	54

Chief Technology Officer, since February 2020; Senior Vice President, Schlumberger 4.0 Platforms, from December 2017 to January 2020; and Vice President, Engineering, Manufacturing and Sustaining, September 2014 to December 2017.

Dianne Ralston	55	Chief Legal Officer, since December 2020; and Executive Vice President, Chief Legal Officer and Secretary, TechnipFMC plc (a global oilfield services company), January 2017 to October 2020.

Gavin Rennick	47	Vice President, Human Resources, since February 2019; and President, Software Integrated Solutions, January 2017 to February 2019.

Pierre Chereque	67	Vice President and Director of Taxes, since June 2017; and Director of Taxes, Operations, July 2004 to May 2017.

Kevin Fyfe	48	Vice President and Controller, since October 2017; and Controller, Cameron Group, April 2016 to October 2017.

Howard Guild	50	Chief Accounting Officer, since July 2005.

Claudia Jaramillo	49	Vice President and Treasurer, since December 2017; ERM and Treasury Projects Manager, July 2017 to November 2017; and Controller, North America Area, July 2014 to July 2017.

Vijay Kasibhatla	58	Director, Mergers and Acquisitions, since January 2013.

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

Business and Operational Risks

Demand for our products and services is substantially dependent on the levels of expenditures by our customers.  Recent oil and gas industry downturns have resulted in reduced demand for oilfield products and services and lower expenditures by our customers, which has in the past had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and gas reserves.  These expenditures are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital.  In addition, the transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources could affect our customers’ levels of expenditures.

Actual and anticipated declines in oil and gas prices have in the past resulted in, and may in the future result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us.  These effects have had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.

Historically, oil and gas prices have experienced significant volatility and can be affected by a variety of factors, including:

•	changes in the supply of and demand for hydrocarbons, which are affected by general economic and business conditions;
•	the costs of exploring for, producing and delivering oil and gas;
•	the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance known as OPEC+ to set and maintain production levels for oil;
•	the level of oil and gas exploration and production activity;
•	the level of excess production capacity;
•	the level of oil and gas inventories;
•	access to potential resources;
•	political and economic uncertainty and geopolitical unrest;
•	governmental laws, policies, regulations and subsidies, including initiatives to promote the use of renewable energy sources;
•	speculation as to the future price of oil and the speculative trading of oil and gas futures contracts;
•	technological advances affecting energy consumption; and
•	extreme weather conditions, natural disasters, and public health or similar issues, such as pandemics and epidemics.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our products and services and downward pressure on the prices that we are able to charge.  Sustained market uncertainty can also result in lower demand and pricing for our products and services.  A significant industry downturn, sustained market uncertainty, or increased availability of economical alternative energy sources could result in a reduction in demand for our products and services, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Disruptions in the political, regulatory, economic, and social environments of the countries in which we operate could adversely affect our financial condition, results of operations and cash flows.

We generate revenue in more than 120 countries across the world.  Our non-US operations accounted for approximately 85% of our consolidated revenue in 2021, 81% in 2020 and 72% in 2019.  Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions that may have an adverse effect on the demand for our products and services or our financial condition, results of operations or cash flows. These factors include, but are not limited to, the following:

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
•

trade and economic sanctions or other restrictions imposed by the European Union, the United States or other regions or countries that could restrict or curtail our ability to operate in certain markets;

•	unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•	restrictions on the repatriation of income or capital;
•	currency exchange controls;
•	inflation; and
•	currency exchange, rate fluctuations and devaluations.

Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.

Our long-term success depends on our ability to effectively address the energy transition, which will require adapting our technology portfolio to potentially changing government requirements and customer preferences, as well as engaging with our customers to develop solutions to decarbonize oil and gas operations. If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products and services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

We operate in a highly competitive environment.  If we are unable to maintain technology leadership, this could adversely affect any competitive advantage we hold.

The energy industry is highly competitive.  Our business may be adversely affected if we fail to continue developing and producing innovative technologies in response to changes in the market, including customer and government requirements, or if we fail to deliver such technologies to our customers in a timely and cost-competitive manner.  If we are unable to maintain technology leadership in our industry, our ability to maintain market share, defend, maintain or increase prices for our products and services, and negotiate acceptable contract terms with our customers could be adversely affected.  Furthermore, if competing technology accelerates the obsolescence of any of our products or services, the value of our intellectual property may be reduced, which could adversely affect our financial condition, results of operations and cash flows.

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

Third parties may claim that we have infringed upon or otherwise violated their intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services and products may infringe upon or otherwise violate the intellectual property rights of others or be challenged on that basis.  Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business.  Resolving such claims could increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of replacement technologies.  If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

Legal and Regulatory Risks

Our operations require us to comply with numerous laws and regulations, violations of which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our operations are subject to anti-corruption and anti-bribery laws and regulations, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws.  We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons.  Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.

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

Existing or future laws, regulations, court orders or other initiatives to limit greenhouse gas emissions or relating to climate change may reduce demand for our products and services.

Continuing political and social attention to the issue of climate change has resulted in both existing and proposed international agreements and national, regional and local legislation and regulatory measures to limit GHG emissions. The implementation of these agreements, including the Paris Agreement, the Europe Climate Law, and other existing or future regulatory mandates, may adversely affect the demand for our products and services, impose taxes on us or our customers, require us or our customers to reduce GHG emissions from our technologies or operations, or accelerate the obsolescence of our products or services.

In addition, increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions.  As a result, we or our customers may become subject to court orders compelling a reduction of GHG emissions or requiring mitigation of the effects of climate change.

There is also increased focus by governments and our customers, investors and other stakeholders on climate change, sustainability and energy transition matters. Negative attitudes toward or perceptions of our industry or fossil fuel products and their relationship to the environment have led governments, non-governmental organizations, and companies to implement initiatives to conserve energy and promote the use of alternative energy sources, which may reduce the demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services.  In addition, initiatives by investors and financial institutions to limit funding to companies in fossil fuel-related industries may adversely affect our liquidity or access to capital. Any of these initiatives may, in turn, adversely affect our financial condition, results of operations and cash flows.

Environmental compliance costs and liabilities arising as a result of environmental laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws and regulations relating to environmental protection, including those governing air and GHG emissions, water discharges and waste management, as well as the importation and use of hazardous materials, radioactive materials, chemicals and explosives.  The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement.  These laws sometimes provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety.  Strict liability can render us liable for damages without regard to our degree of care or fault.  Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others.

We use and generate hazardous substances and wastes in our operations.  In addition, many of our current and former properties are, or have been, used for industrial purposes.  Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of potentially contaminated properties, and to claims alleging personal injury or property damage as a result of exposures to, or releases of, hazardous substances.  In addition, stricter enforcement or changing interpretations of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, operations and financial condition.

We could be subject to substantial liability claims, including as a result of well incidents, which could adversely affect our reputation, financial condition, results of operations and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks.  Our operations involve production-related activities, radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development and production environments.  Accidents or acts of malfeasance involving these services or equipment, or a failure of a product (including as a result of a cyberattack), could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations, which could materially adversely affect us.  Any well incidents, including blowouts at a well site or any loss of containment or well control, may expose us to additional liabilities, which could be material.  Generally, we rely on contractual indemnities, releases, and limitations on liability with our customers and insurance to protect us from potential liability related to such events.  However, our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption.  Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate.  Any damages caused by our services or products that are not covered by insurance or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

General Risk Factors

The COVID-19 pandemic and resulting adverse economic conditions have had, and may to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The COVID-19 pandemic caused a significant and swift reduction in global economic activity during 2020, which significantly weakened demand for oil and gas, and in turn, for our products and services.  Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; limitations on access to sources of liquidity; supply chain disruptions; limitations on access to raw materials; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.  The pandemic is continuously evolving, and the extent to which our operating and financial results will continue to be affected will depend on various factors beyond our control, such as the ultimate duration, severity and sustained geographic resurgence of the virus; the emergence of new variants and strains of the virus; and the success of actions to contain the virus and its variants, or treat its impact, such as the availability and acceptance of vaccines.  COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

Our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on digital technologies and services to conduct our business.  We use these technologies for internal purposes, including data storage, processing and transmission, as well as in our interactions with our business associates, such as customers and suppliers.  In addition, we develop software and other digital products and services that store, retrieve, manipulate and manage our customers’ information and data, external data, personal data, and our own data.  Our digital technologies and services, and those of our business associates, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner.  There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur.  We have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from phishing emails and ransomware infections.  Even if we successfully defend our own digital technologies and services, we also rely on third-party business associates, with whom we may share data and services, to defend their digital technologies and services against attack.

We could suffer significant damage to our reputation if a cyber incident or attack were to allow unauthorized access to or modification of our customers’ data, other external data, personal data, or our own data, or if the services we provide to our customers were disrupted, or if our digital products or services were reported to have or were perceived as having security vulnerabilities.  This could lead to fewer customers using our digital products and services, which could have a material adverse impact on our financial condition and results of operations.  In addition, if our systems, or our third-party business associates’ systems, for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks.  These risks could harm our reputation and our relationships with our employees, business associates and other third parties, and may result in claims against us.  The occurrence of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our aspirations, goals, and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed, and will continue to develop and set, goals, targets, and other objectives related to sustainability matters, including our net-zero target and our energy transition strategy.  Statements related to these goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved.  Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks.  Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control.

Our business may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them.  If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected.  Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

Failure to attract and retain qualified personnel could impede our operations.

Our future success depends on our ability to recruit, train, and retain qualified personnel.  We require highly skilled personnel to operate and provide technical services and support for our business.  Competition for the personnel necessary for our businesses intensifies as activity increases and technology evolves.  In periods of high utilization, it is often more difficult to find and retain qualified individuals.  This could increase our costs or have other material adverse effects on our operations.

Severe weather, including extreme weather conditions associated with climate change, has in the past and may in the future adversely affect our operations and financial results.

Our business has been, and in the future will be, affected by severe weather in areas where we operate, which could materially affect our operations and financial results.  Extreme weather conditions such as hurricanes, flooding and landslides have in the past resulted in, and may in the future result in, the evacuation of personnel, stoppage of services and activity disruptions at our facilities, in our supply chain, or at well-sites, or result in disruptions of our customers’ operations.  Particularly severe weather events affecting platforms or structures may result in a suspension of activities.  In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall and hurricane-strength winds may damage our facilities.  Any such extreme weather events may result in increased operating costs or decreases in revenue, which could adversely affect our financial condition, results of operations and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Schlumberger owns or leases numerous manufacturing facilities, administrative offices, service centers, research centers, data processing centers, mines, and other facilities throughout the world, none of which are individually material.

Item 3.  Legal Proceedings.

The information with respect to this Item 3. Legal Proceedings is set forth in Note 14 – Contingencies, in the accompanying Consolidated Financial Statements.

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

PART II

Item 5.  Market for Schlumberger’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2021, there were 23,753 stockholders of record. The principal US market for Schlumberger’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on Schlumberger common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2016 in Schlumberger common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance.  The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Schlumberger specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

Schlumberger Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Comparison of Cumulative Five-Year Total Return

$250
$200
$150
$100
$50
$0
Dec 16
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Schlumberger Ltd
S&P 500 Index
Philadelphia Oil Service Index (OSX)

Share Repurchases

On January 21, 2016, the Schlumberger Board of Directors approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of its common stock under this program as of December 31, 2021. Schlumberger did not repurchase any of its common stock during 2021.

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved].

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

This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020.   Discussions of 2019 items and year-to-year comparison between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

2021 Executive Overview

Continuing a broad recovery that began in 2020, oil markets were generally positive throughout the year, with Brent oil price starting 2021 at the year’s low of $51 per barrel, reaching a high of $85 in November.  Sentiment in oil markets was largely positive as global demand recovered and supply was managed by a combination of the reassurance of continued intervention from OPEC+, and ongoing capital discipline by publicly traded operators in North America.

Within the context of strengthening fundamentals across the year, there were several instances where the potential impact of COVID-19 variants raised concerns regarding demand growth. However, these periods were shorter lived than the prolonged decline in 2020, which was characterized by economic lockdowns, and oil prices soon rebounded. Pricing was initially supported by OPEC+ production agreements that had come into effect in 2020 and remained resilient as those production targets were gradually increased in the second half of 2021, as crude and product stocks continued a multiyear downward trend.

International activity grew broadly across geographies in the second half of the year, including offshore and deepwater, with operators investing in projects to meet long-term objectives and regional demand growth.

Activity in North America land also rebounded, albeit from a very low base in 2020, but did not return to prepandemic levels, as investment and production were subdued as a result of continued capital discipline on the part of larger producers.

International natural gas pricing, while following the traditional seasonal pattern, was volatile, swinging from pandemic-driven lows in 2020 to record highs around the world. Domestically, US Henry Hub natural gas prices rose dramatically, averaging $3.91 per million British thermal units on a monthly basis—as compared to $2.04 in 2020—and reaching a peak of $5.87 in October before ending the year at $3.73.

Against this backdrop, Schlumberger’s full-year 2021 revenue of $22.9 billion decreased 3% year-on-year as a result of the divestitures of the OneStim pressure pumping business and the North America low-flow artificial lift business during the fourth quarter of 2020.  These divestitures were consistent with Schlumberger’s strategy to focus on expanding margins, minimizing earnings volatility and focusing on less capital-intensive businesses by high-grading and rationalizing its business portfolio.  The divested businesses accounted for approximately 25% of Schlumberger’s North America revenue in 2020. Excluding the impact of these divestitures, which generated $1.3 billion of revenue during 2020 (all of which was in North America), full-year 2021 global revenue grew 3% year-on-year, driven by an 8% increase in North America and a 2% increase in international revenue.

Financial performance in 2021 was driven by global oil and gas activity growth in the second half of the year as investment spending experienced double-digit growth year-on-year. Consequently, Schlumberger’s revenue in the second half of 2021 grew 12% compared to the same period of 2020, and increased 18% when adjusted for the effects of the divestitures.  International revenue increased 12% year-on-year during the second half of 2021, and North America revenue increased 10%, or 44% when adjusted for the effects of the divestitures (which generated $0.5 billion of revenue during the second half of 2020).

Looking ahead into 2022, we believe the industry macro fundamentals are very favorable, due to the combination of projected steady demand recovery, an increasingly tight supply market, and supportive oil prices. Schlumberger expects this to result in a material step up in industry capital spending with double-digit growth in both the international and North American markets.  Absent any further significant COVID-related disruption, oil demand is expected to exceed prepandemic levels before the end of the year and further strengthen in 2023. We believe these favorable market conditions are similar to those experienced during the last industry supercycle, suggesting that resurgent global demand-led capital spending will result in an exceptional multiyear growth cycle.

Throughout 2021, Schlumberger continued to strengthen its core portfolio, enhanced its sustainability leadership, successfully advanced its digital journey, and expanded its new energy portfolio.  Schlumberger is well prepared to fully seize this growth ahead. Schlumberger is entering this cycle in a position of strength, having reset its operating leverage, expanded peer-leading margins across multiple quarters, and aligned its technology and business portfolio with the new industry imperatives.

Fourth Quarter 2021 Results

		(Stated in millions)

	Fourth Quarter 2021		Third Quarter 2021
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$889	$335	$812	$284
Reservoir Performance	1,287	200	1,192	190
Well Construction	2,388	368	2,273	345
Production Systems	1,765	159	1,674	166
Eliminations & other	(104)	(76)	(104)	(77)
		986		908
Corporate & other (1)		(140)		(145)
Interest income (2)		14		8
Interest expense (3)		(123)		(127)
Charges & credits (4)		18		47
	$6,225	$755	$5,847	$691

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2021: $1 million; third quarter 2021: $- million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2021: $4 million; third quarter 2021: $3 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $6.22 billion increased 6% sequentially as a result of broad-based growth across all geographies and Divisions.

International revenue of $4.90 billion grew 5% sequentially, driven primarily by strengthening activity, increased digital sales, and early benefits of pricing improvements. The sequential revenue increase was led by growth in Europe/CIS/Africa largely due to strong offshore activity in Africa. This growth was complemented by project startups and activity gains in the Middle East & Asia and sustained activity growth in Latin America.

In North America, revenue of $1.28 billion grew 13% sequentially, outperforming the rig count growth. The sequential growth was driven by strong offshore and land drilling activity and increased exploration data licensing.

Fourth-quarter pretax segment operating margin of 16% increased 31 basis points (bps) sequentially, reaching its highest quarterly level since 2015, largely as a result of the accretive effect of accelerating digital sales.

Digital & Integration

Fourth-quarter revenue of $889 million increased 10% sequentially, propelled by accelerated digital sales internationally, particularly in Europe/CIS/Africa and Middle East & Asia, and increased exploration data licensing sales in North America offshore and the Permian. These increases, however, were partially offset by the effects of a temporary production interruption in the APS projects in Ecuador due to pipeline disruption.

Digital & Integration pretax operating margin of 38% expanded 268 bps sequentially, primarily due to higher digital and exploration data licensing sales.

Reservoir Performance

Fourth-quarter revenue of $1.3 billion increased 8% sequentially, primarily due to higher intervention activity across the international offshore markets and activity gains in the Middle East & Asia.

Reservoir Performance pretax operating margin of 16% was essentially flat sequentially.

Well Construction

Fourth-quarter revenue of $2.4 billion increased 5% sequentially, driven by higher measurements and drilling fluids activity and increased drilling equipment sales. North America revenue increased 15% due to higher rig count on land and increased well construction activity in the US Gulf of Mexico. International revenue growth of 3% was driven by growth in Latin America.

Well Construction pretax operating margin of 15% was essentially flat sequentially.

Production Systems

Fourth-quarter revenue of $1.8 billion increased 5% sequentially driven by a 6% increase in international revenue.  This growth was mainly in Europe/CIS/Africa as a result of strong project progress.

Production Systems pretax operating margin of 9% declined 85 bps sequentially due to an unfavorable mix and the impact of delayed deliveries due to global supply and logistics constraints.

Full-Year 2021 Results

		(Stated in millions)

	2021		2020
		Income		Income (Loss)
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$3,290	$1,141	$3,067	$727
Reservoir Performance	4,599	648	5,602	353
Well Construction	8,706	1,195	8,614	870
Production Systems	6,710	634	6,650	623
Eliminations & other	(376)	(253)	(332)	(172)
		3,365		2,401
Corporate & other (1)		(573)		(681)
Interest income (2)		31		31
Interest expense (3)		(514)		(534)
Charges & credits (4)		65		(12,515)
	$22,929	$2,374	$23,601	$(11,298)

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2021: $2 million; 2020: $2 million).
(3)	Excludes interest expense included in the segments’ income (2021: $15 million; 2020: $28 million).
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2021 revenue of $22.9 billion decreased 3% year-on-year primarily as a result of the divestitures of the OneStim pressure pumping business and the low-flow artificial lift business during the fourth quarter of 2020. Excluding the impact of these divestitures, which generated $1.3 billion of revenue (all of which was in North America) during 2020, global revenue increased 3% year-on-year.

In North America revenue declined 18% year-on-year; however, excluding the impact of the previously described divestitures, full-year revenue increased 8%.  International revenue also increased 2%.

The growth in 2021 was driven by strong global oil and gas activity in the second half of the year.  Schlumberger’s revenue in the second half of 2021 grew 12% compared to the same period of 2020 and increased 18% when adjusted for the effects of the divestitures.  This growth was pervasive across all geographies and Divisions.

Full-year 2021 pretax operating margin of 15% was 450 bps higher compared to 2020, primarily due to the divestiture of certain businesses in North America, which were previously dilutive to margins, combined with reduced depreciation and amortization expense following the asset impairment charges recorded during 2020 and the effects of cost reduction measures.

Digital & Integration

Full-year 2021 revenue of $3.3 billion increased 7% year-on-year, primarily driven by robust APS project revenue from higher production and improved oil prices.

Year-on-year, pretax operating margin increased 11 percentage points to 35%.  Operating margin increased due to improved profitability from APS projects as a result of higher oil prices and reduced amortization expense following the asset impairment charges that were recorded during 2020 relating to certain APS investments.

Reservoir Performance

Full-year 2021 revenue of $4.6 billion decreased 18% year-on-year, largely reflecting the effects of the OneStim divestiture, which generated $1.2 billion of revenue during 2020.  Excluding the impact of the OneStim divestiture, revenue increased 5% year-on-year primarily driven by strong activity in Latin America.

Year-on-year, pretax operating margin increased by 779 bps to 14% despite the significant drop in revenue, primarily due to the divestiture of the OneStim business, which was previously dilutive to margins.

Well Construction

Full-year 2021 revenue of $8.7 billion increased 1% year-on-year.

Year-on-year, pretax operating margin increased 363 bps to 14% despite the relatively flat revenue, largely as a result of the implementation of cost control measures.

Production Systems

Full-year 2021 revenue of $6.7 billion increased 1% year-on-year, primarily driven by improved international activity that was largely offset by a decline in completions activity in North America as a result of the pandemic.

Year-on-year, pretax operating margin was essentially flat at 9%.

Interest and Other Income

Interest & other income consisted of the following:

		(Stated in millions)

	2021	2020
Earnings of equity method investments	$40	$91
Interest income	33	33
Unrealized gain on marketable securities	47	39
Gain on sale of Liberty shares	28	-
	$148	$163

The decrease in earnings of equity method investments in 2021 as compared to 2020 is primarily attributable to Schlumberger’s share of net losses associated with Schlumberger’s investment in Liberty.  Schlumberger records its share of Liberty’s net income or loss on a one-quarter lag.

During the fourth quarter of 2021 Schlumberger sold 9.5 million of its shares of Liberty and recognized a gain of $28 million.  See Note 3 to the Consolidated Financial Statements.

During the third quarter of 2021, a start-up company that Schlumberger previously invested in was acquired.  As a result of this transaction, Schlumberger’s ownership interest was converted into shares of a publicly traded company.  Schlumberger recognized an unrealized pretax gain of $47 million to increase the carrying value of this investment to its estimated fair value of approximately $55 million.  See Note 3 to the Consolidated Financial Statements.

During the fourth quarter of 2020, a start-up company that Schlumberger previously invested in completed an initial public offering.  As a result, Schlumberger recognized an unrealized gain of $39 million to increase the carrying value of this investment to its fair value of $43 million as of December 31, 2020.  See Note 3 to the Consolidated Financial Statements.  Schlumberger sold this investment during 2021, which did not result in a material gain or loss.

Interest Expense

Interest expense of $539 million in 2021 decreased $24 million compared to 2020 primarily as a result of the $2.7 billion year-on-year reduction in total debt outstanding.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2021	2020
Research & engineering	2.4%	2.5%
General & administrative	1.5%	1.5%

Income Taxes

The Schlumberger effective tax rate is sensitive to the geographic mix of earnings.  When the percentage of pretax earnings generated outside of North America increases, the Schlumberger effective tax rate generally decreases.  Conversely, when the percentage of pretax earnings generated outside of North America decreases, the Schlumberger effective tax rate generally increases.

The Schlumberger effective tax rate was 19% in 2021 as compared to 7% in 2020.  The increase in the effective tax rate was primarily due to the charges and credits described in Note 3 to the Consolidated Financial Statements. These charges and credits reduced the effective tax rate in 2020 by 12 percentage points as a significant portion of these charges were not tax-effective.

Charges and Credits

Schlumberger recorded charges and credits during 2021 and 2020. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2021 charges and credits.

	(Stated in millions)

	Pretax	Tax	Net
Third quarter:
Unrealized gain on marketable securities	$(47)	$(11)	$(36)
Fourth quarter:
Gain on sale of Liberty shares	(28)	(4)	(24)
Early repayment of bonds	10	-	10
	$(65)	$(15)	$(50)

The following is a summary of the 2020 charges and credits.

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets impairments	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North America pressure pumping impairment	587	133	454
Workforce reductions	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Multiclient seismic data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	60	4	56
Third quarter:
Facility exit charges	254	39	215
Workforce reductions	63	-	63
Other	33	1	32
Fourth quarter:
Gain on sale of OneStim	(104)	(11)	(93)
Unrealized gain on marketable securities	(39)	(9)	(30)
Other	62	4	58
	$12,515	$1,041	$11,474

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

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

		(Stated in millions)

	Dec. 31,	Dec. 31,
Components of Liquidity:	2021	2020
Cash	$1,757	$844
Short-term investments	1,382	2,162
Short-term borrowings and current portion of long-term debt	(909)	(850)
Long-term debt	(13,286)	(16,036)
Net debt (1)	$(11,056)	$(13,880)

Changes in Liquidity:	2021	2020
Net income (loss)	$1,928	$(10,486)
Impairments and other charges and credits	(65)	12,515
Depreciation and amortization (2)	2,120	2,566
Deferred taxes	(31)	(1,248)
Earnings of equity method investments, less dividends received	10	(28)
Stock-based compensation expense	324	397
Increase in working capital (3)	(45)	(833)
US Federal tax refund	477	-
Other	(67)	61
Cash flow from operations	4,651	2,944
Capital expenditures	(1,141)	(1,116)
APS investments	(474)	(303)
Multiclient seismic data capitalized	(39)	(101)
Free cash flow (4)	2,997	1,424
Dividends paid	(699)	(1,734)
Stock repurchase program	-	(26)
Proceeds from employee stock plans	137	146
Proceeds from sale of Liberty shares	109	-
Net proceeds from divestitures	-	434
Business acquisitions and investments, net of cash acquired plus debt assumed	(103)	(33)
Repayment of finance lease obligations	-	(188)
Other	(105)	(181)
Change in net debt before impact of changes in foreign exchange rates on net debt	2,336	(158)
Impact of changes in foreign exchange rates on net debt	488	(595)
(Increase) decrease in Net Debt	2,824	(753)
Net Debt, Beginning of period	(13,880)	(13,127)
Net Debt, End of period	$(11,056)	$(13,880)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(3)	Includes severance payments of $248 million and $843 million during 2021 and 2020, respectively.
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

Key liquidity events during 2021 and 2020 included:

•

In April 2020, in light of the uncertainty of the depth and extent of the contraction in oil demand due to the COVID-19 pandemic combined with the weaker commodity price environment at the time, Schlumberger announced a 75% reduction to its quarterly cash dividend.  The revised dividend supports Schlumberger’s value proposition through a balanced approach of shareholder distributions and organic investment, and provided flexibility to address the uncertain environment.  This decision reflected the Company’s focus on its capital stewardship program as well as its commitment to maintain both a strong liquidity position and a strong investment grade credit rating that provides privileged access to the financial markets.  Dividends paid during 2021 and 2020 were $0.7 billion and $1.7 billion, respectively.

•

Cash flow from operations was $4.7 billion in 2021 and $2.9 billion in 2020.  The increase in cash flow from operations in 2021 as compared to 2020 was driven by the sharp increase in earnings excluding non-cash charges and credits and depreciation and amortization expense as a result of the improved business conditions in 2021, as well as the receipt of the $0.5 billion US federal tax refund described below and a $0.6 billion year-on-year reduction in severance payments.

•

On January 21, 2016, the Schlumberger Board of Directors approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of December 31, 2021.  Schlumberger did not repurchase any of its common stock during 2021, and repurchased $26 million of its common stock during 2020.

•

Capital investments (consisting of capital expenditures, APS investments and multiclient seismic data capitalized) were $1.7 billion in 2021 and $1.5 billion in 2020. Capital investments during 2022 are expected to be between $1.9 billion and $2.0 billion.

•

During the fourth quarter of 2021, Schlumberger deposited sufficient funds with the trustee for its $1.0 billion of 2.40% Senior Notes due 2022 (including payment of the February 1, 2022 interest payment) to satisfy and discharge all of its obligations relating to such notes.  As a result of this transaction, Schlumberger recorded a charge of $10 million.  This charge is reflected in Interest in the Consolidated Statement of Income (Loss).  See Note 3 – Charges and Credits.

•	During the fourth quarter of 2021 Schlumberger sold 9.5 million of its shares of Liberty and received proceeds of $109 million.
•	During the second quarter of 2021, Schlumberger repurchased all $665 million of its 3.30% Senior Notes due 2021.
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

As of December 31, 2021, Schlumberger had $3.14 billion of cash and short-term investments and committed credit facility agreements with commercial banks aggregating $6.60 billion, all of which was available and unused.  Schlumberger believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond.

The following table reflects the carrying amounts of Schlumberger’s debt at December 31, 2021 by year of maturity:

									(Stated in millions)

	2022	2023	2024	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt
2.65% Senior Notes	$600									600
3.63% Senior Notes	295									295
3.65% Senior Notes		$1,497								1,497
4.00% Notes		80								80
3.70% Notes			$55							55
3.75% Senior Notes			748							748
0.00% Notes			563							563
1.40% Senior Notes				$498						498
4.00% Senior Notes				930						930
1.375% Guaranteed Notes					$1,125					1,125
1.00% Guaranteed Notes					679					679
0.25% Notes						$1,013				1,013
3.90% Senior Notes							$1,457			1,457
4.30% Senior Notes								$846		846
2.65% Senior Notes									$1,250	1,250
0.50% Notes									1,012	1,012
2.00% Guaranteed Notes									1,118	1,118
7.00% Notes									204	204
5.95% Notes									113	113
5.13% Notes									98	98
Total fixed rate debt	$895	$1,577	$1,366	$1,428	$1,804	$1,013	$1,457	$846	$3,795	$14,181
Variable rate debt	14	-	-	-	-	-	-	-	-	14
Total	$909	$1,577	$1,366	$1,428	$1,804	$1,013	$1,457	$846	$3,795	$14,195

Interest payments on fixed rate debt obligations by year are as follows:

(Stated in millions)

2022	$446
2023	418
2024	343
2025	317
2026	265
Thereafter	941
$2,730

See Note 13, Leases of the Consolidated Financial Statements for details regarding Schlumberger’s lease obligations.

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

As a large multinational company with a long history of operating in a cyclical industry, Schlumberger has extensive experience in working with its customers during difficult times to manage its accounts receivable.  During weak economic environments or when there is an extended period of weakness in oil and gas prices, Schlumberger typically experiences delays in the payment of its receivables.  However, except for a $469 million accounts receivable write-off during 2017 as a result of the political and economic condition in Venezuela, Schlumberger has not historically had material write-offs due to uncollectible accounts receivable.  Schlumberger generates revenue in more than 120 countries.  As of December 31, 2021, five of those countries individually accounted for greater than 5% of Schlumberger’s net accounts receivable balance, of which only one (the United States) accounted for greater than 10% of such receivables.

At times in recent periods, Schlumberger has experienced delays in payments from its primary customer in Mexico.  Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of December 30, 2021 is approximately $0.5 billion of receivables relating to Mexico at December 31, 2021 ($0.7 billion at December 31, 2020).  Schlumberger’s receivables from its primary customer in Mexico are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

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

Schlumberger elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2021.  Based on this assessment, Schlumberger concluded it was more likely than not that the fair value of each of its reporting units was significantly greater than its carrying amount.  Accordingly, no further testing was required.

During 2020 and 2019, Schlumberger recorded goodwill impairment charges of $3.1 billion and $8.8 billion and intangible asset impairment charges of $3.3 billion and $1.1 billion, respectively.  Refer to Note 3 to the Consolidated Financial Statements for details regarding the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details.

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

Income Taxes

Schlumberger conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. Schlumberger’s tax filings are subject to regular audits by the tax authorities. These audits may result in assessments for additional taxes that are resolved with the authorities or, potentially, through the courts. Schlumberger recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits. Estimates of these tax liabilities are judgmental and are made based upon prior experience, and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities that could be materially different from these estimates. In such an event, Schlumberger will record additional tax expense or tax benefit in the period in which such resolution occurs.

Revenue Recognition for Certain Long-term Construction-type Contracts

Schlumberger recognizes revenue for certain long-term construction-type contracts over time.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Approximately 6% of Schlumberger’s revenue in 2021, and 5% in each of 2020 and 2019, respectively, was recognized under this method.

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

Pension and Postretirement Benefits

Schlumberger’s pension and postretirement benefit obligations are described in detail in Note 16 to the Consolidated Financial Statements. The obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate, expected rate of return on plan assets and medical cost trend rates. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis, or upon the occurrence of significant events.

The discount rate that Schlumberger uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by Schlumberger for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for Schlumberger’s United States pension plans and postretirement medical plan was 3.00% at December 31, 2021 and 2.60% at December 31, 2020.
•	The weighted-average discount rate utilized to determine the liability for Schlumberger’s international pension plans was 2.83% at December 31, 2021 and 2.38% at December 31, 2020.
•	The discount rate utilized to determine expense for Schlumberger’s United States pension plans and postretirement medical plan was 2.60% in 2021 and 3.30% in 2020.
•	The weighted-average discount rate utilized to determine expense for Schlumberger’s international pension plans was 2.38% in 2021 and 3.27% in 2020.

The expected rate of return for Schlumberger’s retirement benefit plans represents the average rate of return expected to be earned on plan assets over the period that benefits included in the benefit obligation are expected to be paid, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The average expected rate of return on plan assets for the United States pension plans was 6.60% in both 2021 and 2020. The weighted average expected rate of return on plan assets for the international pension plans was 6.73% in 2021 and 6.71% in 2020. A lower expected rate of return would increase pension expense.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States and international pension plans:

(Stated in millions)
		Effect on
	Effect on 2021	Dec. 31, 2021
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	+$41	+$604
25 basis point increase in discount rate	-$38	-$568
25 basis point decrease in expected return on plan assets	+$34	-
25 basis point increase in expected return on plan assets	-$34	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for Schlumberger’s United States postretirement medical plans:

(Stated in millions)
Effect on
	Effect on 2021	Dec. 31, 2021
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	-	+$42
25 basis point increase in discount rate	-	-$39

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Schlumberger is subject to market risks primarily associated with changes in foreign currency exchange rates.

As a multinational company, Schlumberger generates revenue in more than 120 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 70% of Schlumberger’s revenue in 2021 was denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase.

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

A 10% appreciation in the US dollar from the December 31, 2021 market rates would increase the unrealized value of Schlumberger’s forward contracts by $5 million.  Conversely, a 10% depreciation in the US dollar from the December 31, 2021 market rates would decrease the unrealized value of Schlumberger’s forward contracts by $8 million.  In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2021, contracts were outstanding for the US dollar equivalent of $7.7 billion in various foreign currencies, of which $6.0 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Forward-Looking Statements

This Form 10-K, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about Schlumberger’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; Schlumberger’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; access to raw materials; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels.  These statements are subject to risks and uncertainties, including, but not limited to, changing global economic conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; foreign currency risk; pricing pressure; inflation; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; Schlumberger’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or Schlumberger New Energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-K and other filings that we make with the SEC.  If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements.  Forward-looking and other statements in this Form 10-K regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-K are made as of January 26, 2022, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	(Stated in millions, except per share amounts)
Year Ended December 31,	2021	2020	2019
Revenue
Services	$15,602	$16,533	$24,358
Product sales	7,327	7,068	8,559
Total Revenue	22,929	23,601	32,917
Interest & other income	148	163	86
Gains on sales of businesses	-	104	247
Expenses
Cost of services	13,129	14,675	20,828
Cost of sales	6,142	6,325	7,892
Research & engineering	554	580	717
General & administrative	339	365	474
Impairments & other	-	12,658	13,148
Interest	539	563	609
Income (loss) before taxes	2,374	(11,298)	(10,418)
Tax expense (benefit)	446	(812)	(311)
Net income (loss)	1,928	(10,486)	(10,107)
Net income attributable to noncontrolling interests	47	32	30
Net income (loss) attributable to Schlumberger	$1,881	$(10,518)	$(10,137)

Basic earnings (loss) per share of Schlumberger	$1.34	$(7.57)	$(7.32)

Diluted earnings (loss) per share of Schlumberger	$1.32	$(7.57)	$(7.32)

Average shares outstanding:
Basic	1,400	1,390	1,385
Assuming dilution	1,427	1,390	1,385

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Stated in millions)
Year Ended December 31,	2021	2020	2019
Net income (loss)	$1,928	$(10,486)	$(10,107)
Currency translation adjustments
Net change arising during the period	83	(239)	67
Cash flow hedges
Net loss on cash flow hedges	(12)	(90)	(32)
Reclassification to net income (loss) of net realized (income) loss	(3)	54	10
Pension and other postretirement benefit plans
Actuarial gain (loss) arising during the period	1,075	(247)	127
Amortization to net income (loss) of net actuarial loss	271	200	94
Amortization to net income (loss) of net prior service (credit) cost	(23)	(17)	(11)
Impact of curtailment	-	(69)	-
Income taxes on pension and other postretirement benefit plans	(74)	(38)	(71)
Other	(3)	-	-
Comprehensive income (loss)	3,242	(10,932)	(9,923)
Comprehensive income attributable to noncontrolling interests	47	32	30
Comprehensive income (loss) attributable to Schlumberger	$3,195	$(10,964)	$(9,953)

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)
December 31,	2021	2020
ASSETS
Current Assets
Cash	$1,757	$844
Short-term investments	1,382	2,162
Receivables less allowance for doubtful accounts (2021 - $319; 2020 - $301)	5,315	5,247
Inventories	3,272	3,354
Other current assets	928	1,312
	12,654	12,919
Investments in Affiliated Companies	2,044	2,061
Fixed Assets less accumulated depreciation	6,429	6,826
Goodwill	12,990	12,980
Intangible Assets	3,211	3,455
Other Assets	4,183	4,193
	$41,511	$42,434
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	8,382	8,442
Estimated liability for taxes on income	879	1,015
Short-term borrowings and current portion of long-term debt	909	850
Dividends payable	189	184
	10,359	10,491
Long-term Debt	13,286	16,036
Postretirement Benefits	231	1,049
Deferred Taxes	94	19
Other Liabilities	2,255	2,350
	26,225	29,945
Equity
Common stock	12,608	12,970
Treasury stock	(2,233)	(3,033)
Retained earnings	8,199	7,018
Accumulated other comprehensive loss	(3,570)	(4,884)
Schlumberger stockholders' equity	15,004	12,071
Noncontrolling interests	282	418
	15,286	12,489
	$41,511	$42,434

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,928	$(10,486)	$(10,107)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges and credits	(65)	12,515	12,901
Depreciation and amortization (1)	2,120	2,566	3,589
Deferred taxes	(31)	(1,248)	(1,011)
Stock-based compensation expense	324	397	405
Earnings of equity method investments, less dividends received	10	(28)	6
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(36)	2,345	142
Decrease (increase) in inventories	75	86	(314)
Decrease (increase) in other current assets	387	267	(68)
(Increase) decrease in other assets	(2)	(25)	22
Increase (decrease) in accounts payable and accrued liabilities	160	(3,330)	(161)
(Decrease) increase in estimated liability for taxes on income	(154)	(201)	6
(Decrease) increase in other liabilities	(26)	19	(52)
Other	(39)	67	73
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,651	2,944	5,431
Cash flows from investing activities:
Capital expenditures	(1,141)	(1,116)	(1,724)
APS investments	(474)	(303)	(781)
Multiclient seismic data capitalized	(39)	(101)	(231)
Net proceeds from divestitures	-	434	348
Proceeds from sale of Liberty shares	109	-	-
Proceeds from formation of Sensia joint venture	-	-	238
Business acquisitions and investments, net of cash acquired	(103)	(33)	(23)
Sale (purchase) of short-term investments, net	787	(1,141)	317
Other	(58)	(93)	(155)
NET CASH USED IN INVESTING ACTIVITIES	(919)	(2,353)	(2,011)
Cash flows from financing activities:
Dividends paid	(699)	(1,734)	(2,769)
Proceeds from employee stock purchase plan	137	146	196
Proceeds from exercise of stock options	-	-	23
Stock repurchase program	-	(26)	(278)
Proceeds from issuance of long-term debt	34	5,837	4,004
Repayment of long-term debt	(2,076)	(4,975)	(4,799)
Net (decrease) increase in short-term borrowings	(105)	156	(44)
Repayment of finance lease-related obligations	-	(188)	-
Other	(115)	(89)	(51)
NET CASH USED IN FINANCING ACTIVITIES	(2,824)	(873)	(3,718)
Net increase (decrease) in cash before translation effect	908	(282)	(298)
Translation effect on cash	5	(11)	2
Cash, beginning of period	844	1,137	1,433
Cash, end of period	$1,757	$844	$1,137

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2019	$13,132	$(4,006)	$31,658	$(4,622)	$424	$36,586
Net loss			(10,137)		30	(10,107)
Currency translation adjustments				67	(1)	66
Changes in fair value of cash flow hedges				(22)		(22)
Pension and other postretirement benefit plans				139		139
Shares sold to optionees, less shares exchanged	(26)	49				23
Vesting of restricted stock	(155)	155				-
Shares issued under employee stock purchase plan	(249)	445				196
Stock repurchase program		(278)				(278)
Stock-based compensation expense	405					405
Dividends declared ($2.00 per share)			(2,770)			(2,770)
Other	(29)	4			(37)	(62)
Balance, December 31, 2019	13,078	(3,631)	18,751	(4,438)	416	24,176
Net loss			(10,518)		32	(10,486)
Currency translation adjustments				(239)	7	(232)
Changes in fair value of cash flow hedges				(36)		(36)
Pension and other postretirement benefit plans				(171)		(171)
Vesting of restricted stock	(173)	173				-
Shares issued under employee stock purchase plan	(298)	444				146
Stock repurchase program		(26)				(26)
Stock-based compensation expense	397					397
Dividends declared ($0.875 per share)			(1,215)			(1,215)
Other	(34)	7			(37)	(64)
Balance, December 31, 2020	12,970	(3,033)	7,018	(4,884)	418	12,489
Net income			1,881		47	1,928
Currency translation adjustments				83	(2)	81
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				1,249		1,249
Vesting of restricted stock	(281)	281				-
Shares issued under employee stock purchase plan	(377)	514				137
Stock-based compensation expense	324					324
Dividends declared ($0.50 per share)			(700)			(700)
Deconsolidation of subsidiary					(123)	(123)
Other	(28)	5		(3)	(58)	(84)
Balance, December 31, 2021	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2019	1,434	(51)	1,383
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	2	2
Shares issued under employee stock purchase plan	-	6	6
Stock repurchase program	-	(7)	(7)
Balance, December 31, 2019	1,434	(49)	1,385
Shares issued under employee stock purchase plan	-	6	6
Vesting of restricted stock	-	2	2
Stock repurchase program	-	(1)	(1)
Balance, December 31, 2020	1,434	(42)	1,392
Shares issued under employee stock purchase plan	-	7	7
Vesting of restricted stock	-	4	4
Balance, December 31, 2021	1,434	(31)	1,403

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

Due to the nature of its businesses, Schlumberger does not have significant backlog.  Total backlog was $2.8 billion at December 31, 2021, of which approximately 50% is expected to be recognized as revenue during 2022.

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

Investments in Affiliated Companies

Investments in companies in which Schlumberger does not have a controlling financial interest, but over which it has significant influence, are accounted for using the equity method.  Schlumberger’s share of the after-tax earnings of equity method investees is included in Interest & other income. Investments in privately held companies in which Schlumberger does not have the ability to exercise significant influence are accounted for using the cost method.  Investments in publicly traded companies in which Schlumberger does not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of Interest & other income.

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

Asset Performance Solutions

Asset Performance Solutions (“APS”) projects are generally focused on developing and co-managing production of customers’ assets under long-term agreements.  Schlumberger invests its own services and products into the field development activities and operations and is compensated on a fee-per-barrel basis or based on cash flow generated.  This includes certain arrangements whereby Schlumberger is only compensated based on incremental production that it helps deliver above a mutually agreed baseline.

Schlumberger capitalizes its investments in a project including the direct costs associated with providing its services or products.  These capitalized investments are amortized to the Consolidated Statement of Income (Loss) as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.

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

Schlumberger generates revenue in more than 120 countries and as such, its accounts receivable are spread over many countries and customers.  The United States represented 12% of Schlumberger’s net accounts receivable balance at December 31, 2021.  No other country accounted for greater than 10% of Schlumberger’s accounts receivable balance.  Schlumberger maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition.  If the financial condition of Schlumberger’s customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Earnings per Share

The following is a reconciliation from basic to diluted earnings (loss) per share of Schlumberger for each of the last three years:

(Stated in millions, except per share amounts)

	Net Income (Loss) Attributable to Schlumberger	Average Shares Outstanding	Earnings (Loss) per Share
2021:
Basic	$1,881	1,400	$1.34
Assumed exercise of stock options	-	-
Unvested restricted stock	-	27
Diluted	$1,881	1,427	$1.32
2020:
Basic	$(10,518)	1,390	$(7.57)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(10,518)	1,390	$(7.57)
2019:
Basic	$(10,137)	1,385	$(7.32)
Assumed exercise of stock options	-	-
Unvested restricted stock	-	-
Diluted	$(10,137)	1,385	$(7.32)

The number of outstanding employee stock options to purchase shares of Schlumberger common stock and unvested restricted stock units that were not included in the computation of diluted earnings/loss per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2021	2020	2019
Employee stock options	42	48	46
Unvested restricted stock	-	19	12

3.  Charges and Credits

2021

Schlumberger recorded the following charges and credits during 2021:

	(Stated in millions)

	Pretax	Tax	Net
Third quarter:
Unrealized gain on marketable securities	$(47)	$(11)	$(36)
Fourth quarter:
Gain on sale of Liberty shares	(28)	(4)	(24)
Early repayment of bonds	10	-	10
	$(65)	$(15)	$(50)

Third quarter 2021:

•

During the third quarter of 2021, a start-up company that Schlumberger previously invested in was acquired.  As a result of this transaction, Schlumberger’s ownership interest was converted into shares of a publicly traded company.  Schlumberger recognized an unrealized pretax gain of $47 million to increase the carrying value of this investment to its estimated fair value of approximately $55 million. This unrealized gain is reflected in Interest & other income in the Consolidated Statement of Income (Loss).

Fourth quarter 2021:

•

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada (“OneStim”), including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Oilfield Services Inc. (“Liberty”) in exchange for a 37% equity interest in Liberty.  During the fourth quarter of 2021, Schlumberger sold 9.5 million of its shares of Liberty and received proceeds of $109 million.  As a result of this transaction Schlumberger recognized a gain of $28 million.  This gain is classified in Interest & other income in the Consolidated Statement of Income (Loss).

As of December 31, 2021, Schlumberger had a 31% equity interest in Liberty.  Based on the quoted market prices of Liberty’s shares, the fair value of Schlumberger’s investment in Liberty was approximately $550 million as of December 31, 2021.  Schlumberger accounts for its investment in Liberty under the equity method of accounting and records its share of Liberty’s net income or loss on a one-quarter lag.

•

On November 30, 2021, Schlumberger deposited sufficient funds with the trustee for its $1.0 billion of 2.40% Senior Notes due 2022 (including payment of the February 1, 2022 interest payment) to satisfy and discharge all of its obligations relating to such notes.  As a result of this transaction, Schlumberger recorded a charge of $10 million.  This charge is reflected in Interest in the Consolidated Statement of Income (Loss).

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

First quarter 2020:

•

Geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the COVID-19 pandemic, leading to a collapse in oil prices during March 2020.  As a result, Schlumberger’s market capitalization deteriorated significantly compared to the end of 2019.  Schlumberger’s stock price reached a low during the first quarter of 2020 not seen since 1995.  Additionally, the Philadelphia Oil Services Sector index (“OSX”), which is comprised of companies involved in the oil services sector, reached an all-time low.  As a result of these facts, Schlumberger determined that it was more likely than not that the fair value of certain of its reporting units was less than their carrying value.  Therefore, Schlumberger performed an interim goodwill impairment test.

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

•

Schlumberger repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021.  Schlumberger paid a premium of $40 million in connection with these repurchases.

•

As a consequence of the workforce reductions described above, Schlumberger recorded a curtailment gain of $69 million relating to its US postretirement medical plan.  See Note 16 – Pension and Other Postretirement Benefit Plans for further details.

Third quarter 2020:

•	Schlumberger recorded the following restructuring charges:
-	$254 million of facility exit charges as Schlumberger continued to rationalize its real estate footprint relating to both leased and owned facilities.
-	$63 million of severance.
-	$33 million of other charges.

Fourth quarter 2020:

•

On December 31, 2020, Schlumberger contributed its OneStim business to Liberty in exchange for a 37% equity interest in Liberty.  As a result of this transaction, Schlumberger recognized a gain of $104 million.  This gain is classified in Gains on sales of businesses in the Consolidated Statement of Income (Loss).

•

During the fourth quarter of 2020, a start-up company that Schlumberger previously invested in completed an initial public offering.  As a result, Schlumberger recognized an unrealized gain of $39 million to increase the carrying value of this investment to its fair value of approximately $43 million.  This unrealized gain is reflected in Interest & other income in the Consolidated Statement of Income (Loss).  Schlumberger sold its interest in this company during 2021.

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

Third quarter of 2019:

•

During August 2019, Schlumberger’s market capitalization deteriorated significantly compared to the end of the second quarter of 2019.  Schlumberger’s stock price reached a low not seen since 2005.  Additionally, the OSX reached an 18-year low.

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

•

As a result of the economic challenges in Argentina, Schlumberger recorded $127 million of charges consisting of $72 million of asset impairments, a $26 million devaluation charge and $29 million of severance.

•	Schlumberger recorded the following impairment and restructuring charges:
-	$231 million relating to certain equity method investments that were determined to be other-than-temporarily impaired.

-	$294 million impairment relating to the carrying value of certain smaller APS projects.
-

$242 million of restructuring charges consisting of: $62 million of severance; $57 million relating to the acceleration of stock-based compensation expense associated with certain individuals; $49 million of business divestiture costs; $29 million relating to the repurchase of certain Senior Notes; and $45 million of other provisions.

Fourth quarter of 2019:

•	Schlumberger recorded the following restructuring charges:
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

•

Certain of Schlumberger’s defined benefit pension plans offered former Schlumberger employees, who had not yet commenced receiving their pension benefits, an opportunity to receive a lump sum payout of their vested pension benefit which resulted in Schlumberger recording a pension settlement charge of $37 million.  See Note 16 – Pension and Other Postretirement Benefit Plans for further details.

•

Schlumberger repurchased the remaining $416 million of its 3.00% Senior Notes due 2020; $126 million of its 4.50% Senior Notes due 2021; $500 million of its 4.20% Senior Notes due 2021; and $106 million of its 3.60% Senior Notes due 2022.  These transactions resulted in a $22 million charge.

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

The fair value of certain of the assets impaired during 2020 and 2019 was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgment.

4.  Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2021	2020
Raw materials & field materials	$1,594	$1,573
Work in progress	425	464
Finished goods	1,253	1,317
	$3,272	$3,354

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2021	2020
Land	$372	$362
Buildings & improvements	4,371	3,757
Machinery & equipment	24,334	25,625
	29,077	29,744
Less: Accumulated depreciation	22,648	22,918
	$6,429	$6,826

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $1.4 billion, $1.6 billion and $2.0 billion in 2021, 2020 and 2019, respectively.

6. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Reservoir
	Characterization	Drilling	Production	Cameron	Total
Balance, December 31, 2019	$4,560	$7,092	$3,949	$441	$16,042
Impairment (see Note 3)	-	(1,659)	(1,228)	(183)	(3,070)
Impact of changes in exchange rates and other	-	10	(17)	3	(4)
Balance, September 30, 2020	$4,560	$5,443	$2,704	$261	$12,968

In connection with a change in reportable segments, Schlumberger reallocated its goodwill as of September 30, 2020 to its new segments on a relative fair value basis:

	(Stated in millions)

	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems	Total
Balance, October 1, 2020	$2,041	$3,806	$6,267	$854	$12,968
Impact of changes in exchange rates and other	6	(4)	11	(1)	12
Balance, December 31, 2020	2,047	3,802	6,278	853	12,980
Acquisitions	18	-	-	-	18
Impact of changes in exchange rates and other	(13)	2	3	-	(8)
Balance, December 31, 2021	$2,052	$3,804	$6,281	$853	$12,990

7. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2021			2020
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$1,681	$551	$1,130	$1,744	$485	$1,259
Technology/Technical Know-How	1,264	562	702	1,284	488	796
Tradenames	766	191	575	767	166	601
Other	1,529	725	804	1,488	689	799
	$5,240	$2,029	$3,211	$5,283	$1,828	$3,455

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $302 million in 2021, $371 million in 2020 and $618 million in 2019.

Based on the carrying value of intangible assets at December 31, 2021, amortization expense for the subsequent five years is estimated to be as follows: 2022: $291 million, 2023: $281 million, 2024: $264 million, 2025: $249 million and 2026: $245 million.

8. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2021	2020
3.65% Senior Notes due 2023	$1,497	$1,496
3.90% Senior Notes due 2028	1,457	1,450
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,125	1,221
2.00% Guaranteed Notes due 2032	1,118	1,214
0.25% Notes due 2027	1,013	1,100
0.50% Notes due 2031	1,012	1,099
4.00% Senior Notes due 2025	930	930
4.30% Senior Notes due 2029	846	846
3.75% Senior Notes due 2024	748	746
1.00% Guaranteed Notes due 2026	679	736
0.00% Notes due 2024	563	611
1.40% Senior Notes due 2025	498	498
7.00% Notes due 2038	204	206
5.95% Notes due 2041	113	114
5.13% Notes due 2043	98	99
4.00% Notes due 2023	80	80
3.70% Notes due 2024	55	55
3.63% Senior Notes due 2022	-	295
2.65% Senior Notes due 2022	-	598
2.40% Senior Notes due 2022	-	999
Commercial paper borrowings	-	393
	$13,286	$16,036

At December 31, 2021, Schlumberger had committed credit facility agreements with commercial banks aggregating $5.75 billion, all of which was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $2.75 billion matures in February 2023, $2.0 billion matures in February 2025 and $1.0 billion matures in July 2026.  Schlumberger also has a €750 million three-year committed revolving credit facility that matures in June 2024.  At December 31, 2021, no amounts had been drawn under this facility. Interest rates and other terms of borrowing under these lines of credit vary by facility.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is Schlumberger’s intent to maintain these obligations for longer than one year.  There were no borrowings under the commercial paper programs at December 31, 2021.  At December 31, 2020, borrowings under the commercial paper programs were $0.4 billion, all of which was classified in Long-term Debt in the Consolidated Balance Sheet.

Long-term Debt as of December 31, 2021 is due as follows:  $1.6 billion in 2023, $1.4 billion in 2024, $1.4 billion in 2025, $1.8 billion in 2026, $1.0 billion in 2027, $1.5 billion in 2028 and $4.6 billion thereafter.

The fair value of Schlumberger’s Long-term Debt at December 31, 2021 and December 31, 2020 was $13.9 billion and $17.3 billion, respectively, and was estimated based on quoted market prices.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both wholly-owned subsidiaries of Schlumberger Limited.

9. Derivative Instruments and Hedging Activities

As a multinational company, Schlumberger conducts its business in over 120 countries. Schlumberger’s functional currency is primarily the US dollar. Approximately 70% of Schlumberger’s revenues in 2021 were denominated in US dollars. However, outside the United States, a significant portion of Schlumberger’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which Schlumberger conducts business, the US dollar-reported expenses will increase (decrease).

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency. Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks. Included in Other Assets was $66 million at December 31, 2021 ($427 million at December 31, 2020) and included in Other Liabilities was $78 million at December 31, 2021 ($13 million at December 31, 2020) relating to the fair value of outstanding cross-currency swap derivatives.  The fair value was determined using a model with inputs that are observable in the market or can be derived or collaborated by observable data.

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

During 2020, a US-dollar functional currency subsidiary of Schlumberger issued €0.8 billion of Euro-denominated debt. Schlumberger entered into cross-currency swaps for an aggregate notional amount of €0.8 billion in order to hedge changes in the fair value of its €0.4 billion of 0.25% Notes due 2027 and €0.4 billion of 0.50% Notes due 2031. These cross-currency swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 1.87% and 2.20%, respectively.

During 2020, a US-dollar functional currency subsidiary of Schlumberger issued €2.0 billion of Euro-denominated debt. Schlumberger entered into cross-currency swaps for an aggregate notional amount of €2.0 billion in order to hedge changes in the fair value of its €1.0 billion of 1.375% Guaranteed Notes due 2026 and €1.0 billion of 2.00% Guaranteed Notes due 2032. These cross-currency swaps effectively convert the swapped portion of the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.77% and 3.49%, respectively.

During 2020, a Canadian dollar functional currency subsidiary of Schlumberger issued $0.5 billion of US dollar denominated debt.  Schlumberger entered into cross-currency swaps for an aggregate notional amount of $0.5 billion in order to hedge changes in the fair value of its $0.5 billion 1.40% Senior Notes due 2025. These cross-currency swaps effectively convert the US dollar notes to Canadian dollar denominated debt with a fixed annual interest rate of 1.73%.

Schlumberger is exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While Schlumberger uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the contracts is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income (Loss), as are changes in the fair value of the hedged item.  Transaction losses of $23 million in 2021 and $21 million in 2020 and transaction gains of $2 million in 2019 were recognized in the Consolidated Statement of Income (Loss) net of related hedging activities.

During the fourth quarter of 2021, Schlumberger entered into derivative contracts that hedge the price of oil relating to approximately 75% of the projected 2022 oil production of one of its APS projects. These contracts are accounted for as cash flow hedges, with the changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated Other Comprehensive Loss will be reclassified to earnings in the same period or periods that the hedged item is recognized in earnings. No amounts were recognized in the Consolidated Statement of Income (Loss) relating to these hedging activities during 2021.

At December 31, 2021, contracts were outstanding for the US dollar equivalent of $7.7 billion in various foreign currencies, of which $6.0 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps, the fair value of the other outstanding derivatives was not material at December 31, 2021 and 2020.

The effect of derivative instruments designated as hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)			Consolidated Statement
	2021	2020	2019	of Income (Loss) Classification
Derivatives designated as cash flow hedges:
Cross currency swap	$(422)	$493	$(35)	Cost of services/sales
Foreign exchange contracts	5	(5)	(10)	Cost of services/sales
	$(417)	$488	$(45)
Derivatives not designated as hedges:
Foreign exchange contracts	$(11)	$(29)	$(5)	Cost of services/sales

Schlumberger does not enter into derivative transactions for speculative purposes.

10. Stockholders’ Equity

Schlumberger is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,403,381,685 and 1,392,325,960 shares were outstanding on December 31, 2021 and 2020, respectively. Holders of common stock are entitled to one vote for each share of stock held. Schlumberger is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the Schlumberger Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

			(Stated in millions)

	2021	2020	2019
Currency translation adjustments	$(2,419)	$(2,502)	$(2,263)
Pension and other postretirement benefit plans	(1,066)	(2,314)	(2,143)
Cash flow hedges	(85)	(70)	(34)
Other	-	2	2
	$(3,570)	$(4,884)	$(4,438)

11. Stock-based Compensation Plans

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

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and resulting weighted-average fair value per share:

	2020	2019
Dividend yield	5.2%	4.8%
Expected volatility	26%	25%
Risk-free interest rate	1.7%	2.7%
Expected option life in years	7.0	7.0
Weighted-average fair value per share	$5.07	$6.21

There were no stock option grants during 2021.

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2021:

	(Shares stated in thousands)

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$38.75 - $41.47	12,040	7.6	$39.86	3,417	$40.33
$47.55 - $69.98	2,882	3.3	$62.42	2,838	$62.47
$70.31 - $79.85	12,276	2.1	$73.58	11,564	$73.36
$80.53 - $88.77	8,583	4.3	$84.46	7,879	$84.19
$91.28 - $114.83	6,566	2.7	$96.25	6,566	$96.25
	42,347	4.3	$68.95	32,264	$76.21

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2021 was 3.3 years.

The following table summarizes stock option activity during the years ended December 31, 2021, 2020 and 2019:

	(Shares stated in thousands)

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	48,272	$70.37	46,269	$75.65	43,529	$79.36
Granted	-	$-	7,468	$38.75	5,604	$41.50
Exercised	-	$-	-	$-	(1,045)	$38.50
Forfeited / Expired	(5,925)	$80.46	(5,465)	$71.86	(1,819)	$74.69
Outstanding at year-end	42,347	$68.95	48,272	$70.37	46,269	$75.65

Stock options outstanding and stock options exercisable as of December 31, 2021 had no intrinsic value.

Restricted Stock

Schlumberger grants performance share units to certain key employees.  The number of shares earned is determined at the end of each performance period based on Schlumberger’s achievement of certain predefined targets as described in the underlying performance share unit agreement.  In the event Schlumberger exceeds the predefined target, shares for up to a maximum of 250% of the target award may be awarded.  In the event Schlumberger falls below the predefined target, a reduced number of shares may be awarded.  If Schlumberger falls below the threshold award performance level, no shares will be awarded.  As of December 31, 2021, 4.9 million performance share units were outstanding assuming the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years or vest ratably in equal tranches over a three-year period.

Restricted stock awards do not pay dividends or have voting rights prior to vesting.  Accordingly, the fair value of a restricted stock award is generally the quoted market price of Schlumberger’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock transactions:

	(Shares stated in thousands)

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	18,763	$35.24	11,822	$49.86	6,951	$70.13
Granted	8,287	$25.16	10,637	$26.53	7,888	$35.56
Vested	(4,927)	$48.44	(3,059)	$71.56	(2,722)	$72.09
Forfeited	(499)	$29.64	(637)	$45.95	(295)	$57.41
Unvested at year-end	21,624	$29.03	18,763	$35.24	11,822	$49.86

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2021	2020	2019
Dividend yield	2.0%	4.0%	5.3%
Expected volatility	67%	43%	30%
Risk-free interest rate	0.07%	0.88%	2.3%
Weighted-average fair value per share	$6.72	$5.38	$5.81

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2021	2020	2019
Stock options	$36	$75	$99
Restricted stock	254	293	274
DSPP	34	29	32
	$324	$397	$405

At December 31, 2021, there was $277 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $171 million is expected to be recognized in 2022, $90 million in 2023, $15 million in 2024, and $1 million in 2025.

As of December 31, 2021, approximately 44 million shares of Schlumberger common stock were available for future grants under Schlumberger’s stock-based compensation programs.

12.  Income Taxes

Income (loss) before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2021	2020	2019
United States	$30	$(4,394)	$(8,991)
Outside United States	2,344	(6,904)	(1,427)
	$2,374	$(11,298)	$(10,418)

Schlumberger recorded net pretax credits of $65 million in 2021 ($75 million of credits in the US and $10 million of charges outside the US). Schlumberger recorded net pretax charges of $12.515 billion in 2020 ($3.961 billion in the US and $8.554 billion outside the US); and $12.901 billion in 2019 ($8.769 billion in the US and $4.132 billion outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax assets (liabilities) were as follows:

(Stated in millions)

	2021	2020
Intangible assets	$(855)	$(881)
Net operating losses	427	421
Research and development credits	118	96
Fixed assets, net	151	151
Inventories	58	59
Investments in non-US subsidiaries	(161)	(171)
Pension and other postretirement benefits	(136)	(31)
Other, net	304	337
	$(94)	$(19)

The deferred tax balances at December 31, 2021 and 2020 were net of valuation allowances relating to net operating losses in certain countries of $133 million and $127 million, respectively.  Additionally, the deferred tax balances were net of valuation allowances relating to the following:

(Stated in millions)

	2021	2020
Foreign tax credits	$210	$106
Capital losses	$49	$54

Approximately $390 million of the $427 million deferred tax asset relating to net operating losses at December 31, 2021 can be carried forward indefinitely.  The vast majority of the remaining balance expires at various dates between 2030 and 2040.

The components of Tax expense (benefit) were as follows:

(Stated in millions)

	2021	2020	2019
Current:
United States-Federal	$(32)	$21	$(81)
United States-State	-	5	11
Outside United States	509	410	770
	477	436	700
Deferred:
United States-Federal	$(132)	$(824)	$(660)
United States-State	12	(67)	(93)
Outside United States	(15)	(563)	(257)
Valuation allowance	104	206	(1)
	(31)	(1,248)	(1,011)
	$446	$(812)	$(311)

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2021	2020	2019
US federal statutory rate	21%	21%	21%
Charges and credits (See Note 3)	-	(14)	(19)
Other	(2)	-	1
	19%	7%	3%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2021, 2020 and 2019 is as follows:

(Stated in millions)

	2021	2020	2019
Balance at beginning of year	$1,271	$1,301	$1,433
Additions based on tax positions related to the current year	38	76	86
Additions for tax positions of prior years	19	78	65
Impact of changes in exchange rates	(24)	(3)	2
Settlements with tax authorities	(49)	(15)	(50)
Reductions for tax positions of prior years	(228)	(87)	(176)
Reductions due to the lapse of the applicable statute of limitations	(26)	(79)	(59)
	$1,001	$1,271	$1,301

The amounts above exclude accrued interest and penalties of $164 million, $184 million and $188 million at December 31, 2021, 2020 and 2019, respectively.  Schlumberger classifies interest and penalties relating to uncertain tax positions within Tax expense (benefit) in the Consolidated Statement of Income (Loss).

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which Schlumberger operates:

Canada	2014 - 2021
Ecuador	2017 - 2021
Mexico	2013 - 2021
Norway	2016 - 2021
Russia	2016 - 2021
Saudi Arabia	2016 - 2021
United Kingdom	2017 - 2021
United States	2017 - 2021

13. Leases

Schlumberger’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.  Total operating lease expense, which approximates cash paid and includes short-term leases, was $1.2 billion in 2021, $1.4 billion in 2020 and $1.7 billion in 2019.

Maturities of operating lease liabilities as of December 31, 2021 were as follows:

(Stated in millions)

2022	$191
2023	159
2024	128
2025	99
2026	73
Thereafter	286
Total lease payments	$936
Less: Interest	(122)
$814
Amounts recognized in balance sheet
Accounts payable and accrued liabilities	$186
Other Liabilities	628
$814

Operating lease assets of $0.6 billion and $0.7 billion as of December 31, 2021 and 2020, respectively, were included in Other Assets in the Consolidated Balance Sheet.  Operating lease liabilities as of December 31, 2020 were $1.0 billion, of which $0.2 billion was classified in Accounts payable and accrued liabilities and $0.8 billion was classified in Other Liabilities in the Consolidated Balance Sheet.

The weighted-average remaining lease term as of December 31, 2021 was 10 years.  The weighted-average discount rate used to determine the operating lease liability as of December 31, 2021 was 3.1%.

14. Contingencies

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

15. Segment Information

Schlumberger is organized under four Divisions that combine and integrate Schlumberger’s technologies, enhancing the Company’s ability to support the emerging long-term growth opportunities in each of these market segments.

The four Divisions, representing Schlumberger’s segments, are:

•	Digital & Integration – Combines Schlumberger’s digital workflow solutions and seismic data interpretation and management businesses with its integrated offering of Asset Performance Solutions.
•	Reservoir Performance – Consists of reservoir-centric technologies and services that are critical to optimizing reservoir productivity and performance.
•	Well Construction – Combines the full portfolio of products and services to optimize well placement and performance, maximize drilling efficiency, and improve wellbore assurance.
•	Production Systems – Develops technologies and provides expertise that enhance production and recovery from subsurface reservoirs to the surface, into pipelines, and to refineries.

Financial information for the years ended December 31, 2021, 2020 and 2019, by segment, is as follows:

		(Stated in millions)

	2021
				Depreciation
		Income		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Investments
Digital & Integration	$3,290	$1,141	$3,134	$446	$516
Reservoir Performance	4,599	648	2,923	415	348
Well Construction	8,706	1,195	4,714	537	424
Production Systems	6,710	634	4,684	302	267
Eliminations & other	(376)	(253)	1,501	269	99
		3,365
Goodwill and intangible assets			16,201
Cash and short-term investments			3,139
All other assets			5,215
Corporate & other (1)		(573)		151
Interest income (2)		31
Interest expense (3)		(514)
Charges & credits (4)		65
	$22,929	$2,374	$41,511	$2,120	$1,654

		(Stated in millions)

	2020
				Depreciation
		Income (Loss)		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Investments
Digital & Integration	$3,067	$727	$3,595	$615	$413
Reservoir Performance	5,602	353	3,489	549	384
Well Construction	8,614	870	4,768	580	420
Production Systems	6,650	623	4,665	338	240
Eliminations & other	(332)	(172)	940	276	63
		2,401
Goodwill and intangible assets			16,436
Cash and short-term investments			3,006
All other assets			5,535
Corporate & other (1)		(681)		208
Interest income (2)		31
Interest expense (3)		(534)
Charges & credits (4)		(12,515)
	$23,601	$(11,298)	$42,434	$2,566	$1,520

		(Stated in millions)

	2019
				Depreciation
		Income (Loss)		and	Capital
	Revenue	Before Taxes	Assets	Amortization	Investments
Digital & Integration	$4,145	$882	$6,388	$1,069	$1,020
Reservoir Performance	9,299	992	5,198	807	569
Well Construction	11,880	1,429	6,913	656	650
Production Systems	8,167	847	5,625	390	384
Eliminations & other	(574)	(172)	1,314	250	113
		3,978
Goodwill and intangible assets			23,130
Cash and short-term investments			2,167
All other assets			5,577
Corporate & other (1)		(957)		417
Interest income (2)		33
Interest expense (3)		(571)
Charges & credits (4)		(12,901)
	$32,917	$(10,418)	$56,312	$3,589	$2,736

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income (2021: $2 million; 2020: $2 million; 2019: $8 million).
(3)	Interest expense excludes amounts which are included in the segments’ income (2021: $15 million; 2020: $28 million; 2019: $38 million).
(4)	See Note 3 – Charges and Credits.

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

Revenue by geographic area for the years ended December 31, 2021, 2020 and 2019 is as follows:

(Stated in millions)

	2021	2020	2019
North America	$4,466	$5,478	$10,446
Latin America	4,459	3,472	4,544
Europe/CIS/Africa	5,778	5,963	7,682
Middle East & Asia	8,059	8,567	10,016
Eliminations & other	167	121	229
	$22,929	$23,601	$32,917

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2021, 2020 and 2019, no single customer exceeded 10% of consolidated revenue.

Schlumberger did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2021, 2020 and 2019 was $3.4 billion, $4.5 billion and $9.3 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2021
	North America	International	Eliminations & other	Total
Digital & Integration	$812	$2,474	$4	$3,290
Reservoir Performance	329	4,266	4	4,599
Well Construction	1,485	7,025	196	8,706
Production Systems	1,832	4,865	13	6,710
Eliminations & other	8	(334)	(50)	(376)
	$4,466	$18,296	$167	$22,929

(Stated in millions)

	2020
	North America	International	Eliminations & other	Total
Digital & Integration	$573	$2,487	$7	$3,067
Reservoir Performance	1,547	4,043	12	5,602
Well Construction	1,453	6,965	196	8,614
Production Systems	1,921	4,702	27	6,650
Eliminations & other	(16)	(195)	(121)	(332)
	$5,478	$18,002	$121	$23,601

(Stated in millions)

	2019
	North America	International	Eliminations & other	Total
Digital & Integration	$865	$3,272	$8	$4,145
Reservoir Performance	3,779	5,508	12	9,299
Well Construction	2,814	8,809	257	11,880
Production Systems	3,053	5,060	54	8,167
Eliminations & other	(65)	(407)	(102)	(574)
	$10,446	$22,242	$229	$32,917

Fixed Assets less accumulated depreciation by geographic area are as follows:

(Stated in millions)

	2021	2020
North America	$1,368	$1,588
Latin America	868	841
Europe/CIS/Africa	1,690	1,840
Middle East & Asia	2,049	2,353
Unallocated	454	204
	$6,429	$6,826

16.  Pension and Other Postretirement Benefit Plans

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2021	2020	2019	2021	2020	2019
Discount rate	2.60%	3.30%	4.30%	2.38%	3.27%	4.00%
Compensation increases	4.00%	4.00%	4.00%	4.82%	4.83%	4.83%
Return on plan assets	6.60%	6.60%	6.60%	6.73%	6.71%	7.22%

Net pension cost (credit) included the following components:

(Stated in millions)

	US			International
	2021	2020	2019	2021	2020	2019
Service cost	$44	$55	$49	$117	$140	$112
Interest cost	127	148	180	267	301	333
Expected return on plan assets	(254)	(233)	(232)	(640)	(591)	(592)
Amortization of prior service cost	-	8	10	-	-	7
Amortization of net loss	44	41	29	227	159	70
Settlement charge	-	-	37	-	-	-
	$(39)	$19	$73	$(29)	$9	$(70)

During 2019, certain of Schlumberger’s deferred benefit pension plans offered former Schlumberger employees, who had not yet commenced receiving their pension benefits, an opportunity to receive a lump sum payout of their vested pension benefit.  Schlumberger’s pension plans paid $257 million from pension plan assets to those who accepted this offer, thereby reducing its pension benefit obligations.  These transactions resulted in a non-cash pension settlement charge of $37 million, representing the immediate recognition of the related deferred actuarial losses in Accumulated Other Comprehensive Loss, in the fourth quarter of 2019.  See Note 3 – Charges and Credits.

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2021	2020	2021	2020
Discount rate	3.00%	2.60%	2.83%	2.38%
Compensation increases	4.00%	4.00%	4.83%	4.82%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2021	2020	2021	2020
Change in Projected Benefit Obligations
Projected benefit obligation at beginning of year	$4,940	$4,593	$11,140	$9,647
Service cost	44	55	117	140
Interest cost	127	148	267	301
Contribution by plan participants	-	-	53	94
Actuarial (gains) losses	(211)	370	(586)	1,228
Currency effect	-	-	(18)	68
Benefits paid	(232)	(226)	(355)	(338)
Projected benefit obligation at end of year	$4,668	$4,940	$10,618	$11,140
Change in Plan Assets
Plan assets at fair value at beginning of year	$4,776	$4,236	$10,493	$9,363
Actual return on plan assets	145	760	1,040	1,282
Currency effect	-	-	(28)	72
Company contributions	7	6	18	20
Contributions by plan participants	-	-	53	94
Benefits paid	(232)	(226)	(355)	(338)
Plan assets at fair value at end of year	$4,696	$4,776	$11,221	$10,493
Asset / (Unfunded Liability)	$28	$(164)	$603	$(647)
Amounts Recognized in Balance Sheet
Postretirement Benefits	$(212)	$(199)	$(19)	$(849)
Other Assets	240	35	622	202
	$28	$(164)	$603	$(647)
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial losses	$276	$423	$1,174	$1,981
Prior service cost	-	1	-	-
	$276	$424	$1,174	$1,981
Accumulated benefit obligation	$4,484	$4,739	$10,370	$10,844

The asset / (unfunded liability) represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation (“ABO”) represents the actuarial present value of benefits based on employee service and compensation but does not include an assumption about future compensation levels.

Actuarial gains arising during 2021 and actuarial losses arising during 2020 were primarily attributable to changes in the discount rate used to determine the PBO.

The weighted-average allocation of plan assets and the target allocations by asset category as of December 31, 2021 are as follows:

	US			International
	Target	2021	2020	Target	2021	2020
Equity securities	4 - 8%	5%	15%	20 - 30%	23%	45%
Debt securities	80 - 90	84	76	50 - 60	53	35
Cash and cash equivalents	0 - 3	2	3	0 - 5	3	3
Alternative investments	8 - 15	9	6	19 - 26	21	17
	100%	100%	100%	100%	100%	100%

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

The fair value of Schlumberger’s pension plan assets at December 31, 2021 and 2020, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

•	Level One: The use of quoted prices in active markets for identical instruments.
•

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2021				2020
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$68	$61	$7	$-	$140	$127	$13	$-
Equity Securities:
US	212	196	16	-	527	441	86	-
International	49	48	1	-	186	182	4	-
Debt Securities:
Corporate bonds	2,583	-	2,583	-	1,945	-	1,945	-
Government and government-related debt securities	1,353	199	1,154	-	1,679	180	1,499	-
Alternative Investments:
Private equity	293	-	-	293	204	-	-	204
Real estate	99	-	-	99	95	-	-	95
Private debt	39	-	-	39	-	-	-	-
Total	$4,696	$504	$3,761	$431	$4,776	$930	$3,547	$299

(Stated in millions)

	International Plan Assets
	2021				2020
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$362	$353	$9	$-	$288	$215	$73	$-
Equity Securities:
US	1,909	1,600	309	-	3,075	2,393	682	-
International	717	717	-	-	1,711	1,615	96	-
Debt Securities:
Corporate bonds	2,859	-	2,859	-	1,223	-	1,223	-
Government and government-related debt securities	2,390	221	2,169	-	2,371	213	2,158	-
Collateralized mortgage obligations and mortgage backed securities	644	-	644	-	84	-	84	-
Alternative Investments:
Private equity	1,284	-	-	1,284	842	-	-	842
Private debt	869	-	-	869	699	-	-	699
Real estate	187	-	-	187	200	-	-	200
Total	$11,221	$2,891	$5,990	$2,340	$10,493	$4,436	$4,316	$1,741

Schlumberger’s funding policy is to annually contribute amounts that are based upon a number of factors including the actuarial accrued liability, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. Schlumberger does not expect to make any material contributions to its postretirement benefit plans in 2022.

Postretirement Benefits Other Than Pensions

Schlumberger provides healthcare benefits to certain former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the Year
	2021	2020	2021	2020	2019
Discount rate	3.00%	2.60%	2.60%	3.30%	4.30%
Return on plan assets	-	-	7.00%	7.00%	7.00%
Current medical cost trend rate	6.75%	7.25%	7.00%	7.25%	7.50%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2031	2031	2031	2031	2031

The net periodic benefit credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2021	2020	2019
Service cost	$28	$31	$29
Interest cost	32	36	45
Expected return on plan assets	(73)	(70)	(64)
Amortization of prior service credit	(23)	(25)	(28)
Curtailment gain	-	(69)	-
	$(36)	$(97)	$(18)

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

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2021	2020
Change in Projected Benefit Obligations
Benefit obligation at beginning of year	$1,234	$1,193
Service cost	28	31
Interest cost	32	36
Contribution by plan participants	10	8
Actuarial (gains) losses	(95)	64
Benefits paid	(63)	(58)
Curtailment	-	(40)
Benefit obligation at end of year	$1,146	$1,234
Change in Plan Assets
Plan assets at fair value at beginning of year	$1,356	$1,185
Actual return on plan assets	15	221
Contributions by plan participants	10	8
Benefits paid	(63)	(58)
Plan assets at fair value at end of year	$1,318	$1,356
Asset	$172	$122
Amounts Recognized in Accumulated Other Comprehensive Loss
Actuarial gains	$225	$186
Prior service credit	81	104
	$306	$290

The asset balance relating to this plan was included in Other Assets in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 13% in equity securities and 87% in debt securities at December 31, 2021. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Benefits		Postretirement
	US	International	Medical Plan
2022	$237	$370	$53
2023	$238	$380	$53
2024	$239	$391	$53
2025	$239	$403	$54
2026	$240	$407	$54
2027-2031	$1,213	$2,260	$294

17. Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)

	2021	2020	2019
Interest	$560	$598	$558
Income tax	$591	$582	$739

Interest and other income includes the following:

(Stated in millions)

	2021	2020	2019
Earnings of equity method investments	$40	$91	$45
Interest income	33	33	41
Unrealized gain on marketable securities (see Note 3)	47	39	-
Gain on sale of Liberty shares (see Note 3)	28	-	-
	$148	$163	$86

The components of depreciation and amortization expense are as follows:

(Stated in millions)

	2021	2020	2019
Depreciation of fixed assets	$1,402	$1,625	$1,976
Amortization of APS investments	305	396	731
Amortization of intangible assets	302	371	618
Amortization of multiclient seismic data	111	174	264
	$2,120	$2,566	$3,589

The change in Allowance for doubtful accounts is as follows:

(Stated in millions)

	2021	2020	2019
Balance at beginning of year	$301	$255	$249
Additions	47	58	5
Amounts written off	(29)	(12)	1
Balance at end of year	$319	$301	$255

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both December 31, 2021 and 2020.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Other Assets consist of the following:

(Stated in millions)

	2021	2020
Investments in APS projects	$1,786	$1,713
Pension and other postretirement	1,034	360
Operating lease assets	553	710
Multiclient seismic data	154	317
Fair value of hedge contracts	66	427
Other	590	666
	$4,183	$4,193

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2021	2020
Trade	$3,205	$2,937
Payroll, vacation and employee benefits	1,377	1,524
Billings and cash collections in excess of revenue	1,088	941
Other	2,712	3,040
	$8,382	$8,442

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

Schlumberger management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment Schlumberger’s management has concluded that, as of December 31, 2021, its internal control over financial reporting is effective based on those criteria.

The effectiveness of Schlumberger’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Schlumberger Limited and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Note 12 to the consolidated financial statements, the Company’s tax filings are subject to regular audit by the tax authorities, and those audits may result in assessments for additional taxes that are resolved with the tax authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are the significant judgment applied by management in determining these liabilities including a high degree of estimation uncertainty due to the uncertain and complex application of tax regulations, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of uncertain tax positions. These procedures also included, among others (i) evaluating management’s process for determining the estimated liabilities for uncertain tax positions, (ii) testing the completeness and reasonableness of uncertain tax positions recorded in the consolidated financial statements, and (iii) evaluating assessments received from the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions used by management, including management’s assessment of whether tax positions are more-likely-than-not of being sustained.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
January 26, 2022

We have served as the Company’s auditor since 1952.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Schlumberger has carried out an evaluation under the supervision and with the participation of Schlumberger’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of Schlumberger’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, Schlumberger’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that Schlumberger files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Schlumberger’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in Schlumberger’s internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, Schlumberger’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, Schlumberger completed the wind-down of its service operations in Iran.  Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

Schlumberger’s residual transactions or dealings with the government of Iran in 2021 consisted of payments of taxes and other typical governmental charges.  Certain non-US subsidiaries of Schlumberger maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for services rendered in Iran prior to the wind-down and for the maintenance of such amounts previously received.  One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes.  Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of Schlumberger.

See “Item 1. Business—Information About Our Executive Officers” of this Report for information regarding the executive officers of Schlumberger.  The information set forth under the captions “Election of Directors,” “Corporate Governance—Process for Selecting New Directors” and “Corporate Governance—Board Committees” in Schlumberger’s 2022 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Stock Ownership Information—Delinquent Section 16(a) Reports” in Schlumberger’s 2022 Proxy Statement is incorporated herein by reference to the extent any disclosure is required.

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

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” in Schlumberger’s 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Management and Our Board,” “Stock Ownership Information—Security Ownership by Certain Beneficial Owners” and “Executive Compensation Tables—Equity Compensation Plan Information” in Schlumberger’s 2022 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Person Transactions” in Schlumberger’s 2022 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Ratification of Appointment of Independent Auditors for 2022” in Schlumberger’s 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required.
(3)	Exhibits: See exhibits listed under Part (b) below.
(b)	Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)	3.2

Description of Common Stock of Schlumberger Limited (incorporated by reference to Exhibit 4.1 to Schlumberger’s Annual Report on Form 10-K filed on January 27, 2021)	4.1

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.2

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on December 3, 2013)	4.3

Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on June 26, 2020)	4.4

Officers’ Certificate dated as of August 11, 2020, executed by Schlumberger Investment SA, as issuer, and Schlumberger Limited, as guarantor (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on August 11, 2020)	4.5

Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Schlumberger’s Current Report on Form 8-K filed on September 18, 2020)	4.6

First Supplemental Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 1.400% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to Schlumberger’s Current Report on Form 8-K filed on September 18, 2020)	4.7

Indenture dated as of December 21, 2015, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 to Schlumberger’s Annual Report on Form 10-K filed on January 27, 2021)	4.8

First Supplemental Indenture dated as of December 21, 2015, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee (including forms of global notes representing 3.625% Senior Notes due 2022 and 4.000% Senior Notes due 2025) (incorporated by reference to Exhibit 4.9 to Schlumberger’s Annual Report on Form 10-K filed on January 27, 2021)	4.9

Second Supplemental Indenture dated as of February 4, 2019, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee (including forms of global notes representing 3.750% Senior Notes due 2024 and 4.300% Senior Notes due 2029) (incorporated by reference to Exhibit 4.10 to Schlumberger’s Annual Report on Form 10-K filed on January 27, 2021)	4.10

Third Supplemental Indenture dated as of April 11, 2019, by and between Schlumberger Holdings Corporation, as issuer, and The Bank of New York Mellon, as trustee (including form of global notes representing 3.900% Senior Notes due 2028) (incorporated by reference to Exhibit 4.11 to Schlumberger’s Annual Report on Form 10-K filed on January 27, 2021)	4.11

Schlumberger Limited Supplementary Benefit Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.3

Schlumberger 2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.8 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.4

Form of Option Agreement (Employees in France), Incentive Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under Schlumberger 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.6

2018 Rules of the Schlumberger 2010, 2013 and 2017 Omnibus Incentive Plans for Employees in France (incorporated by reference to Appendix B to Schlumberger's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 2, 2018) (+)	10.7

Schlumberger 2013 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.15 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.8

Form of Option Agreement, Incentive Stock Option, under Schlumberger 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.9

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (three-year vesting) (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.10

Form of Restricted Stock Unit Award Agreement under Schlumberger 2013 Omnibus Stock Incentive Plan (ratable vesting) (incorporated by reference to Exhibit 10.15 to Schlumberger’s Annual Report on Form 10-K filed on January 27, 2021) (+)	10.11

Form of Restricted Stock Unit Award Agreement under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.12

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (incorporated by reference to Exhibit 10.27 to Schlumberger’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.13

Form of 2020 Two-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (+)	10.14

Form of 2020 Three-Year Performance Share Unit Award Agreement (with relative TSR modifier) under Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (+)	10.15

Form of 2021 Performance Share Unit Award Agreement (Based on Return on Capital Employed Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021) (+)	10.16

Form of 2021 Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021) (+)	10.17

Form of 2021 Performance Share Unit Award Agreement (Based on Relative TSR Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Schlumberger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021) (+)	10.18

Schlumberger 2017 Omnibus Stock Incentive Plan, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.1 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.19

Schlumberger Discounted Stock Purchase Plan, as amended and restated effective January 1, 2021 (incorporated by reference to Exhibit 10.2 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.20

Schlumberger Limited 2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.3 to Schlumberger’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.21

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to Schlumberger’s Current Report on Form 8-K filed on October 21, 2013) (+)	10.22

Significant Subsidiaries (*)	21

Issuers of Registered Guaranteed Debt Securities (*)	22

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.2

Mine Safety Disclosure (*)	95

Inline XBRL Instance Document (*)	101.INS

Inline XBRL Taxonomy Extension Schema Document (*)	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase Document (*)	101.DEF

Inline XBRL Taxonomy Extension Label Linkbase Document (*)	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)	101.PRE

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	104
(*) Filed with this Form 10-K
(**) Furnished with this Form 10-K
(+) Management contracts or compensatory plans or arrangements

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

Date:	January 26, 2022		SCHLUMBERGER LIMITED

		By:	/S/ HOWARD GUILD
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director (Principal Executive Officer)
Olivier Le Peuch

/S/ Stephane Biguet	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephane Biguet

/S/ HOWARD GUILD	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter Coleman

*	Director
Patrick de La Chevardière

*	Director
Miguel M. Galuccio

*	Director
Samuel Leupold

*	Director
Tatiana A. Mitrova

*	Director
Maria Moræus Hanssen

*	Director
Vanitha Narayanan

*	Chairman of the Board
Mark G. Papa

*	Director
Henri Seydoux

*	Director
Jeff W. Sheets

*	Director
Ulrich Spiesshofer

/s/ Dianne B. Ralston	January 26, 2022
*By Dianne B. Ralston, Attorney-in-Fact