Form 10-Q
period 2022-03-31
SCHLUMBERGER LIMITED/NV
filed 2022-04-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,413,460,705

SCHLUMBERGER LIMITED

First Quarter 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Services	$4,222	$3,482
Product sales	1,740	1,741
Total Revenue	5,962	5,223
Interest & other income	50	19
Expenses
Cost of services	3,387	3,031
Cost of sales	1,626	1,473
Research & engineering	141	135
General & administrative	97	81
Interest	123	136
Income before taxes	638	386
Tax expense	118	74
Net income	520	312
Net income attributable to noncontrolling interests	10	13
Net income attributable to Schlumberger	$510	$299

Basic income per share of Schlumberger	$0.36	$0.21

Diluted income per share of Schlumberger	$0.36	$0.21

Average shares outstanding:
Basic	1,412	1,398
Assuming dilution	1,434	1,419

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$520	$312
Currency translation adjustments
Unrealized net change arising during the period	(106)	14
Cash flow hedges
Net gain on cash flow hedges	9	150
Reclassification to net income of net realized loss (income)	17	(2)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	16	63
Amortization to net income of net prior service credit	(5)	(5)
Comprehensive income	451	532
Comprehensive income attributable to noncontrolling interests	10	13
Comprehensive income attributable to Schlumberger	$441	$519

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2022	Dec. 31,
	(Unaudited)	2021
ASSETS
Current Assets
Cash	$1,600	$1,757
Short-term investments	1,049	1,382
Receivables less allowance for doubtful accounts (2022 - $319; 2021 - $319)	5,713	5,315
Inventories	3,719	3,272
Other current assets	1,172	928
	13,253	12,654
Investments in Affiliated Companies	1,955	2,044
Fixed Assets less accumulated depreciation	6,354	6,429
Goodwill	12,978	12,990
Intangible Assets	3,158	3,211
Other Assets	4,269	4,183
	$41,967	$41,511
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,638	$8,382
Estimated liability for taxes on income	940	879
Short-term borrowings and current portion of long-term debt	923	909
Dividends payable	195	189
	10,696	10,359
Long-term Debt	13,163	13,286
Postretirement Benefits	232	231
Deferred Taxes	77	94
Other Liabilities	2,160	2,255
	26,328	26,225
Equity
Common stock	11,957	12,608
Treasury stock	(1,503)	(2,233)
Retained earnings	8,532	8,199
Accumulated other comprehensive loss	(3,639)	(3,570)
Schlumberger stockholders’ equity	15,347	15,004
Noncontrolling interests	292	282
	15,639	15,286
	$41,967	$41,511

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$520	$312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	533	532
Deferred taxes	(14)	(29)
Stock-based compensation expense	89	84
Earnings of equity method investments, less dividends received	6	(13)
Change in assets and liabilities: (2)
Increase in receivables	(404)	(16)
(Increase) decrease in inventories	(464)	49
Increase in other current assets	(177)	(17)
(Increase) decrease in other assets	(25)	11
Increase (decrease) in accounts payable and accrued liabilities	89	(438)
Increase (decrease) in estimated liability for taxes on income	8	(33)
Decrease in other liabilities	(5)	(18)
Other	(25)	5
NET CASH PROVIDED BY OPERATING ACTIVITIES	131	429
Cash flows from investing activities:
Capital expenditures	(304)	(178)
APS investments	(168)	(85)
Multiclient seismic data costs capitalized	(40)	(7)
Business acquisitions and investments, net of cash acquired	-	(13)
Proceeds from sale of Liberty shares	84	-
Sale of investments, net	336	520
Other	(23)	(26)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(115)	211
Cash flows from financing activities:
Dividends paid	(175)	(174)
Taxes paid on net settled stock-based compensation awards	(81)	(18)
Proceeds from employee stock purchase plan	64	62
Proceeds from exercise of stock options	7	-
Proceeds from issuance of long-term debt	-	134
Repayment of long-term debt	-	(98)
Net increase (decrease) in short-term borrowings	16	(101)
Other	(1)	(17)
NET CASH USED IN FINANCING ACTIVITIES	(170)	(212)
Net (decrease) increase in cash before translation effect	(154)	428
Translation effect on cash	(3)	(4)
Cash, beginning of period	1,757	844
Cash, end of period	$1,600	$1,268

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2022 – March 31, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2022	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286
Net income			510		10	520
Currency translation adjustments				(106)		(106)
Changes in fair value of cash flow hedges				26		26
Pension and other postretirement benefit plans				11		11
Shares sold to optionees, less shares exchanged	(6)	12				6
Vesting of restricted stock, net of taxes withheld	(631)	550				(81)
Shares issued under employee stock purchase plan	(104)	168				64
Stock-based compensation expense	89					89
Dividends declared ($0.125 per share)			(177)			(177)
Other	1					1
Balance, March 31, 2022	$11,957	$(1,503)	$8,532	$(3,639)	$292	$15,639

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2021 – March 31, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2021	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489
Net income			299		13	312
Currency translation adjustments				14	(2)	12
Changes in fair value of cash flow hedges				148		148
Pension and other postretirement benefit plans				58		58
Vesting of restricted stock, net of taxes withheld	(189)	171				(18)
Shares issued under employee stock purchase plan	(202)	264				62
Stock-based compensation expense	84					84
Dividends declared ($0.125 per share)			(175)			(175)
Balance, March 31, 2021	$12,663	$(2,598)	$7,142	$(4,664)	$429	$12,972

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2022	1,434	(31)	1,403
Vesting of restricted stock	-	8	8
Shares issued under employee stock purchase plan	-	2	2
Balance, March 31, 2022	1,434	(21)	1,413

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.  The December 31, 2021 balance sheet information has been derived from the Schlumberger 2021 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on January 26, 2022.

2.   Charges and Credits

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2022, Schlumberger sold 7.2 million of its shares of Liberty and received proceeds of $84 million.  As a result of this transaction Schlumberger recognized a gain of $26 million. This gain is classified in Interest & other income in the Consolidated Statement of Income.  As of March 31, 2022, Schlumberger had a 27% equity interest in Liberty.

Schlumberger did not record any charges or credits during the first quarter of 2021.

3.   Earnings per Share

The following is a reconciliation from basic income per share of Schlumberger to diluted income per share of Schlumberger:

(Stated in millions, except per share amounts)

	2022			2021
	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$510	1,412	$0.36	$299	1,398	$0.21
Unvested restricted stock	-	22		-	21
Diluted	$510	1,434	$0.36	$299	1,419	$0.21

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Three Months Ended March 31,
	2022	2021
Employee stock options	31	44

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2022	2021
Raw materials & field materials	$1,832	$1,594
Work in progress	518	425
Finished goods	1,369	1,253
	$3,719	$3,272

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2022	2021
Property, plant & equipment	$29,022	$29,077
Less: Accumulated depreciation	22,668	22,648
	$6,354	$6,429

Depreciation expense relating to fixed assets was $338 million and $355 million in the first quarter of 2022 and 2021, respectively.

6.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Mar. 31, 2022			Dec. 31, 2021
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,676	$567	$1,109	$1,681	$551	$1,130
Technology/technical know-how	1,265	587	678	1,264	562	702
Tradenames	766	199	567	766	191	575
Other	1,549	745	804	1,529	725	804
	$5,256	$2,098	$3,158	$5,240	$2,029	$3,211

Amortization expense charged to income was $75 million during the first quarter of 2022 and $76 million during the first quarter of 2021.

Based on the net book value of intangible assets at March 31, 2022, amortization expense for the subsequent five years is estimated to be: remaining three quarters of 2022—$227 million; 2023—$291 million; 2024—$279 million; 2025—$261 million; 2026—$256 million; and 2027—$252 million.

7.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2022	2021
3.65% Senior Notes due 2023	$1,496	$1,497
3.90% Senior Notes due 2028	1,459	1,457
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,100	1,125
2.00% Guaranteed Notes due 2032	1,094	1,118
0.25% Notes due 2027	991	1,013
0.50% Notes due 2031	990	1,012
4.00% Senior Notes due 2025	931	930
4.30% Senior Notes due 2029	846	846
3.75% Senior Notes due 2024	748	748
1.00% Guaranteed Notes due 2026	660	679
0.00% Notes due 2024	551	563
1.40% Senior Notes due 2025	499	498
7.00% Notes due 2038	203	204
5.95% Notes due 2041	113	113
5.13% Notes due 2043	99	98
4.00% Notes due 2023	79	80
3.70% Notes due 2024	54	55
	$13,163	$13,286

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at March 31, 2022 and December 31, 2021, was $13.0 billion and $13.9 billion, respectively.

Schlumberger has a €750 million three-year committed revolving credit facility maturing in June 2024.  At March 31, 2022 no amounts had been drawn under this facility.

In addition to the revolving credit facility described above, at March 31, 2022, Schlumberger had separate committed credit facility agreements aggregating $5.75 billion with commercial banks, all of which was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $0.75 billion matures in February 2024, $2.0 billion matures in February 2025, $1.0 billion matures in July 2026 and $2.0 billion matures in February 2027.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

There were no borrowings under the commercial paper programs at March 31, 2022 and December 31, 2021.

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency.  Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks.  Included in Other Assets was $71 million at March 31, 2022 ($66 million at December 31, 2021) and included in Other Liabilities was $86 million at March 31, 2022 ($78 million at December 31, 2021) relating to the fair value of outstanding cross-currency swap derivatives.  The fair value was determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

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

During the fourth quarter of 2021 and the first quarter of 2022, Schlumberger entered into derivative contracts that hedge the price of oil relating to approximately 75% of the projected oil production for all of 2022 and the first quarter of 2023 of one its Asset Performance Solutions (“APS”) projects. These contracts are accounted for as cash flow hedges, with the changes in fair value of the hedge recorded in the Consolidated Balance Sheet and in Accumulated Other Comprehensive Loss. Amounts recorded in Accumulated Other Comprehensive Loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings. Included in Accounts payable and accrued liabilities was $94 million at March 31, 2022 relating to the fair value of the outstanding commodity hedges.

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

At March 31, 2022, contracts were outstanding for the US dollar equivalent of $7.6 billion in various foreign currencies, of which $5.8 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps and commodity hedges, the fair value of the other outstanding derivatives was not material at March 31, 2022 and December 31, 2021.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2022	2021	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross currency swaps	$(131)	$(216)	Cost of services/sales
Commodity contracts	(15)	-	Revenue
Foreign exchange contracts	(2)	2	Cost of services/sales
	$(148)	$(214)
Derivatives not designated as hedges:
Foreign exchange contracts	$(11)	$6	Cost of services/sales

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

10.   Segment Information

		(Stated in millions)

	First Quarter 2022		First Quarter 2021
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$857	$292	$772	$247
Reservoir Performance	1,210	160	1,002	102
Well Construction	2,398	388	1,936	210
Production Systems	1,604	114	1,590	138
Eliminations & other	(107)	(60)	(77)	(33)
		894		664
Corporate & other (1)		(164)		(150)
Interest income (2)		2		4
Interest expense (3)		(120)		(132)
Charges and credits (4)		26		-
	$5,962	$638	$5,223	$386

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($12 million in 2022; $1 million in 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in 2022; $4 million in 2021).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2022	2021
North America	$1,282	$972
Latin America	1,204	1,038
Europe/CIS/Africa	1,404	1,256
Middle East & Asia	2,024	1,917
Eliminations & other	48	40
	$5,962	$5,223

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2022
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$225	$631	$1	$857
Reservoir Performance	103	1,105	2	1,210
Well Construction	485	1,865	48	2,398
Production Systems	473	1,127	4	1,604
Eliminations & other	(4)	(96)	(7)	(107)
	$1,282	$4,632	$48	$5,962

	First Quarter 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$161	$610	$1	$772
Reservoir Performance	78	922	2	1,002
Well Construction	310	1,577	49	1,936
Production Systems	420	1,161	9	1,590
Eliminations & other	3	(59)	(21)	(77)
	$972	$4,211	$40	$5,223

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.3 billion at both March 31, 2022 and December 31, 2021.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $3.0 billion at March 31, 2022, of which approximately 56% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.0 billion at both March 31, 2022 and December 31, 2021.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The conflict in Ukraine that began in late February 2022 continues as of the date of this quarterly report. Schlumberger is deeply focused on the safety and security of its employees and their families in Ukraine, Russia and throughout the affected region.

Schlumberger’s executive leadership established local and global crisis management teams which began meeting regularly in February 2022 to respond to the crisis and its effect on Schlumberger’s employees, business and operations, including impacts related to increased economic sanctions and export controls. In March 2022, Schlumberger decided to immediately suspend new investment and technology deployment to its Russia operations.

Russia represented approximately 5% of Schlumberger’s worldwide revenue during the first quarter of 2022. The carrying value of Schlumberger’s net assets in Russia was approximately $0.8 billion as of March 31, 2022. This consisted of $0.2 billion of receivables, $0.2 billion of inventories, $0.3 billion of other current assets, $0.3 billion of fixed assets, $0.1 billion of other non-current assets and $0.3 billion of current liabilities.

Schlumberger continues to actively monitor this dynamic situation and comply with applicable international laws and sanctions. The extent to which Schlumberger’s operations and financial results (including the need to potentially write-down the carrying value of certain assets) may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; the effect of further international sanctions and trade control restrictions on Schlumberger’s business, the global economy and global supply chains; and the impact of further devaluation of the ruble. Continuation or escalation of the conflict may also aggravate the risk factors that Schlumberger identified in its Annual Report on Form 10-K for the year ended December 31, 2021.

First Quarter 2022 Compared to Fourth Quarter 2021

		(Stated in millions)

	First Quarter 2022		Fourth Quarter 2021
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$857	$292	$889	$335
Reservoir Performance	1,210	160	1,287	200
Well Construction	2,398	388	2,388	368
Production Systems	1,604	114	1,765	159
Eliminations & other	(107)	(60)	(104)	(76)
		894		986
Corporate & other (1)		(164)		(140)
Interest income (2)		2		14
Interest expense (3)		(120)		(123)
Charges and credits (4)		26		18
	$5,962	$638	$6,225	$755

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($12 million in Q1 2022; $1 million in Q4 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in Q1 2022; $4 million in Q4 2021).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2022 revenue of $6.0 billion decreased 4% sequentially. Geographically, North America revenue was flat sequentially and international revenue declined 5% sequentially.

The sequential revenue decline primarily reflects the typical seasonal activity decline in the Northern Hemisphere, with the decline in Europe/CIS/Africa more pronounced due to the depreciation of the ruble, as well as global supply chain constraints impacting Production Systems. In contrast, North America and Latin America revenue was essentially flat sequentially. By Division, Well Construction revenue was slightly higher than last quarter as strong drilling activity in North America, Latin America, and the Middle

East more than offset the seasonal reductions in Europe/CIS/Africa and Asia. Reservoir Performance, Production Systems, and Digital & Integration were sequentially lower due to seasonal reductions in activity and sales.

Moving forward, the outlook for the rest of 2022—particularly in the second half—remains positive with both short- and long-cycle investments accelerating. Notably, a number of final investment decisions for long-cycle development projects have been approved, new contracts were awarded, offshore exploration drilling is resuming, and several customers have announced a significant step-up in their spending plans for this year and over the next few years.

Consequently, it is Schlumberger’s view that increased activity—both on land and offshore—higher technology adoption, and pricing momentum will drive simultaneous growth internationally and in North America. This will result in a sequential seasonal rebound in the second quarter followed by significant growth in the second half of the year, particularly in the international market.

With this backdrop and despite the uncertainty linked to Russia, Schlumberger believes the current market dynamics should allow it to maintain its full-year ambitions of year-on-year revenue growth in the mid-teens. Schlumberger’s positive outlook extends further into 2023 and beyond as it anticipates successive years of market growth. As demand continues to strengthen and new investments are committed to diversify energy supply, the duration and scale of this upcycle may potentially prove higher than originally anticipated, absent a setback in the economic recovery.

Digital & Integration

Digital & Integration revenue of $857 million decreased 4% sequentially due to seasonally lower sales of digital and exploration data licenses primarily in North America and Europe/CIS/Africa. This decline was partially offset by strong contribution from our APS projects in Ecuador with the resumption of production following the pipeline disruptions in the previous quarter.

Digital & Integration pretax operating margin of 34% contracted 372 bps sequentially primarily due to the effects of lower sales of digital and exploration data licenses.

Reservoir Performance

Reservoir Performance revenue of $1.2 billion decreased 6% sequentially due to seasonal activity reductions, primarily in the Northern Hemisphere as well as reduced intervention and stimulation activity in Latin America. Revenue was also impacted by the depreciation of the ruble.

Reservoir Performance pretax operating margin of 13% contracted 232 bps sequentially due to reduced profitability from seasonally lower evaluation and stimulation activity, primarily in the Northern Hemisphere.

Well Construction

Well Construction revenue of $2.4 billion was slightly higher sequentially driven by strong drilling activity in North America, Latin America, and the Middle East that was largely offset by seasonal reductions in Europe/CIS/Africa and Asia as well as the effects of the depreciation of the ruble.

Well Construction pretax operating margin of 16% expanded 77 bps sequentially due to improved profitability in integrated drilling.

Production Systems

Production Systems revenue of $1.6 billion declined 9% sequentially due to lower sales of well production systems across all areas and reduced revenue from subsea projects. Revenue was temporarily impacted by supply chain and logistics constraints resulting in lower-than-expected product deliveries.

Production Systems pretax operating margin of 7% declined 192 bps sequentially. The margin contraction was primarily due to reduced profitability in well production systems driven by the impact of global supply chain and logistics constraints.

First Quarter 2022 Compared to First Quarter 2021

		(Stated in millions)

	First Quarter 2022		First Quarter 2021
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$857	$292	$772	$247
Reservoir Performance	1,210	160	1,002	102
Well Construction	2,398	388	1,936	210
Production Systems	1,604	114	1,590	138
Eliminations & other	(107)	(60)	(77)	(33)
		894		664
Corporate & other (1)		(164)		(150)
Interest income (2)		2		4
Interest expense (3)		(120)		(132)
Charges and credits (4)		26		-
	$5,962	$638	$5,223	$386

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($12 million in 2022; $1 million in 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in 2022; $4 million in 2021).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First quarter 2022 revenue of $6.0 billion increased 14% year-on-year. Year-on-year revenue growth was led by Well Construction and Reservoir Performance, both of which grew more than 20%—outperforming global rig count growth. Digital & Integration revenue grew 11%, while Production Systems revenue increased 1%. In Digital & Integration, growth was driven by strong digital sales, increased exploration data license sales, and higher revenue from APS projects. In contrast, Production Systems growth was temporarily hampered by ongoing supply chain and logistics constraints, resulting in lower-than-expected product deliveries.

On a geographical basis, revenue growth compared to the same quarter last year was broad-based, with international revenue increasing 10% and North America growing 32%. International growth was widespread across all areas, led by Latin America. Europe/CIS/Africa grew primarily from higher Production Systems sales in Turkey and increased exploration drilling in offshore Africa. Middle East & Asia revenue increased due to higher drilling, stimulation, and intervention activity. In North America, growth was pervasive across drilling and completions activity, coupled with a strong contribution from the APS project in Canada.

Digital & Integration

First quarter 2022 revenue increased 11% to $0.9 billion, with growth in all areas driven by strong digital sales, increased exploration data license sales, and higher revenue from APS projects.

Year-on-year, pretax operating margin expanded 201 bps to 34% with improvement across all areas due to increased profitability in digital, exploration data licenses, and APS projects.

Reservoir Performance

First quarter 2022 revenue increased 21% to $1.2 billion as double-digit growth was posted in evaluation, intervention, and stimulation services both on land and offshore, with more exploration-related activity during the quarter.

Pretax operating margin expanded 299 bps year-on-year to 13%, due to improved profitability in evaluation and intervention activity.

Well Construction

First quarter 2022 revenue of $2.4 billion increased 24% year-on-year. Double-digit growth was recorded in drilling fluids, measurements, and in integrated drilling activity both on land and offshore.

Pretax operating margin expanded 534 bps year-on-year to 16%, with profitability improving in integrated drilling, equipment sales, and measurements services.

Production Systems

First quarter revenue of $1.6 billion increased 1% year-on-year. Double-digit growth in North America and Europe & Africa was driven by new projects in contrast to reductions in Middle East & Asia and Latin America resulting from the end of projects and temporary supply chain constraints.

Pretax operating margin of 7% declined 159 bps year-on-year. The margin contraction was primarily due to reduced profitability in well production systems driven primarily by the impact of global supply chain and logistics constraints.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2022	2021
Earnings of equity method investments	$10	$14
Interest income	14	5
Gain on sale of Liberty shares	26	-
	$50	$19

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2022 and 2021 were as follows:

	First Quarter
	2022	2021
Research & engineering	2.4%	2.6%
General & administrative	1.6%	1.5%

The effective tax rate for the first quarter of 2022 was 18%, as compared to 19% for the same period of 2021.

Charges and Credits

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2022, Schlumberger sold 7.2 million of its shares of Liberty and received proceeds of $84 million.  As a result of this transaction Schlumberger recognized a gain of $26 million. This gain is classified in Interest & other income in the Consolidated Statement of Income.  As of March 31, 2022, Schlumberger had a 27% equity interest in Liberty.

Schlumberger did not record any charges or credits during the first quarter of 2021.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity:	2022	2021	2021
Cash	$1,600	$1,268	$1,757
Short-term investments	1,049	1,642	1,382
Short-term borrowings and current portion of long-term debt	(923)	(749)	(909)
Long-term debt	(13,163)	(15,834)	(13,286)
Net debt (1)	$(11,437)	$(13,673)	$(11,056)

	Three Months Ended Mar. 31,
Changes in Liquidity:	2022	2021
Net income	$520	$312
Depreciation and amortization (2)	533	532
Earnings of equity method investments, less dividends received	6	(13)
Deferred taxes	(14)	(29)
Stock-based compensation expense	89	84
Increase in working capital (3)	(948)	(455)
Other	(55)	(2)
Cash flow from operations	131	429
Capital expenditures	(304)	(178)
APS investments	(168)	(85)
Multiclient seismic data costs capitalized	(40)	(7)
Free cash flow (4)	(381)	159
Dividends paid	(175)	(174)
Proceeds from employee stock plans	71	62
Business acquisitions and investments, net of cash acquired plus debt assumed	-	(13)
Proceeds from sale of Liberty shares	84	-
Other	(105)	(61)
Change in net debt before impact of changes in foreign exchange rates on net debt	(506)	(27)
Impact of changes in foreign exchange rates on net debt	125	234
(Increase) decrease in net debt	(381)	207
Net debt, beginning of period (1)	(11,056)	(13,880)
Net debt, end of period (1)	$(11,437)	$(13,673)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, multiclient seismic data costs, and APS investments.
(3)	Includes severance payments of $22 million and $112 million during the three months ended March 31, 2022 and 2021, respectively.
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

Key liquidity events during the first three months of 2022 and 2021 included:

•

Capital investments (consisting of capital expenditures, APS investments and multiclient seismic data capitalized) were $0.5 billion during the first three months of 2022 compared to $0.3 billion during the first three months of 2021.  Capital investments during the full year of 2022 are expected to be between $1.9 billion and $2.0 billion as compared to $1.7 billion for the full year 2021.
•

During the first quarter of 2022 working capital consumed $948 million of liquidity as compared to $455 million during the same quarter of 2021. The year-on-year increase in working capital consumption was primarily driven by an increase in inventory ahead of the anticipated growth as well as an increase in receivables following the exceptional cash collections experienced in the fourth quarter of 2021.

•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of March 31, 2022.  Schlumberger did not repurchase any of its common stock during the first three months of 2022.

As of March 31, 2022, Schlumberger had $2.65 billion of cash and short-term investments on hand.  Schlumberger had committed debt facility agreements aggregating $6.58 billion, all of which was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

There were no borrowings under the commercial paper programs at March 31, 2022.

On April 21, 2022, Schlumberger’s Board of Directors approved a 40% increase in the quarterly cash dividend from $0.125 per share of outstanding common stock to $0.175 per share, beginning with the dividend payable on July 14, 2022, to stockholders of record on June 1, 2022.

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

Schlumberger generates revenue in more than 120 countries.  As of March 31, 2022, only four of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only two (the United States and Mexico) accounted for greater than 10% of such receivables.

Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of March 31, 2022 is approximately $0.6 billion of receivables relating to Mexico.  Schlumberger’s receivables from its primary customer in Mexico are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This first-quarter 2022 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “forecast,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about Schlumberger’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; Schlumberger’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk;

pricing pressure; inflation; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; the extent of future charges; Schlumberger’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or Schlumberger New Energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this first-quarter 2022 Form 10-Q are made as of April 27, 2022, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting Schlumberger, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the Schlumberger Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Schlumberger’s exposure to market risk has not changed materially since December 31, 2021.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of Schlumberger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of March 31, 2022, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the first quarter of 2022.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the first quarter of 2022 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

* Exhibit 10.1—Employment, Non-Competition and Non-Solicitation Agreement effective as of April 1, 2022, by and between Schlumberger Limited and Ashok Belani (+)

* Exhibit 10.2—Employment, Non-Competition and Non-Solicitation Agreement effective as of May 1, 2022, by and between Schlumberger Limited and Hinda Gharbi (+)

* Exhibit 10.3—Form of Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.4—Form of Performance Share Unit Award Agreement (Based on Return on Capital Employed Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 10.5—Form of Performance Share Unit Award Agreement (Based on Relative TSR Performance) under the Schlumberger 2017 Omnibus Stock Incentive Plan (+)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

Schlumberger Limited (Registrant)
Date:	April 27, 2022	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory