Form 10-Q
period 2022-06-30
SCHLUMBERGER LIMITED/NV
filed 2022-07-27
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,414,388,264

SCHLUMBERGER LIMITED

Second Quarter 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2022	2021	2022	2021
Revenue
Services	$4,732	$3,789	$8,954	$7,271
Product sales	2,041	1,845	3,781	3,586
Total Revenue	6,773	5,634	12,735	10,857
Interest & other income	311	16	361	35
Expenses
Cost of services	3,720	3,223	7,107	6,255
Cost of sales	1,848	1,545	3,474	3,019
Research & engineering	154	134	295	268
General & administrative	86	70	183	150
Interest	124	136	247	272
Income before taxes	1,152	542	1,790	928
Tax expense	182	99	300	173
Net income	970	443	1,490	755
Net income attributable to noncontrolling interests	11	12	21	25
Net income attributable to Schlumberger	$959	$431	$1,469	$730

Basic income per share of Schlumberger	$0.68	$0.31	$1.04	$0.52

Diluted income per share of Schlumberger	$0.67	$0.30	$1.02	$0.51

Average shares outstanding:
Basic	1,414	1,398	1,413	1,398
Assuming dilution	1,436	1,421	1,435	1,420

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2022	2021	2022	2021
Net income	$970	$443	$1,490	$755
Currency translation adjustments
Unrealized net change arising during the period	216	(38)	110	(24)
Cash flow hedges
Net gain (loss) on cash flow hedges	63	(128)	72	22
Reclassification to net income of net realized gain	(114)	(3)	(97)	(5)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	14	70	30	133
Amortization to net income of net prior service credit	(6)	(6)	(11)	(11)
Income taxes on pension and other postretirement benefit plans	2	(3)	2	(3)
Other	-	(4)	-	(4)
Comprehensive income	1,145	331	1,596	863
Comprehensive income attributable to noncontrolling interests	11	12	21	25
Comprehensive income attributable to Schlumberger	$1,134	$319	$1,575	$838

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2022	Dec. 31,
	(Unaudited)	2021
ASSETS
Current Assets
Cash	$1,893	$1,757
Short-term investments	923	1,382
Receivables less allowance for doubtful accounts (2022 - $337; 2021 - $319)	6,247	5,315
Inventories	3,968	3,272
Other current assets	1,285	928
	14,316	12,654
Investments in Affiliated Companies	1,767	2,044
Fixed Assets less accumulated depreciation	6,386	6,429
Goodwill	13,009	12,990
Intangible Assets	3,102	3,211
Other Assets	4,247	4,183
	$42,827	$41,511
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,528	$8,382
Estimated liability for taxes on income	884	879
Short-term borrowings and current portion of long-term debt	901	909
Dividends payable	270	189
	10,583	10,359
Long-term Debt	12,946	13,286
Postretirement Benefits	232	231
Deferred Taxes	99	94
Other Liabilities	2,342	2,255
	26,202	26,225
Equity
Common stock	11,981	12,608
Treasury stock	(1,436)	(2,233)
Retained earnings	9,244	8,199
Accumulated other comprehensive loss	(3,464)	(3,570)
Schlumberger stockholders’ equity	16,325	15,004
Noncontrolling interests	300	282
	16,625	15,286
	$42,827	$41,511

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,490	$755
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of Liberty shares	(242)	-
Gain on sale of real estate	(43)	-
Depreciation and amortization (1)	1,065	1,058
Deferred taxes	11	(18)
Stock-based compensation expense	160	156
Earnings of equity method investments, less dividends received	(22)	(15)
Change in assets and liabilities: (2)
Increase in receivables	(887)	(114)
(Increase) decrease in inventories	(652)	86
(Increase) decrease in other current assets	(240)	538
Increase in other assets	(26)	(28)
Decrease in accounts payable and accrued liabilities	(57)	(700)
Decrease in estimated liability for taxes on income	(48)	(91)
Increase in other liabilities	4	13
Other	26	9
NET CASH PROVIDED BY OPERATING ACTIVITIES	539	1,649
Cash flows from investing activities:
Capital expenditures	(664)	(421)
APS investments	(311)	(188)
Exploration data costs capitalized	(64)	(12)
Business acquisitions and investments, net of cash acquired	(8)	(35)
Proceeds from sale of Liberty shares	513	-
Proceeds from sale of real estate	120	-
Sale of short-term investments, net	457	921
Other	(76)	(39)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(33)	226
Cash flows from financing activities:
Dividends paid	(352)	(349)
Taxes paid on net settled stock-based compensation awards	(85)	(18)
Proceeds from employee stock purchase plan	64	62
Proceeds from exercise of stock options	29	-
Proceeds from issuance of long-term debt	-	34
Repayment of long-term debt	-	(887)
Net decrease in short-term borrowings	(11)	(83)
Other	(3)	(41)
NET CASH USED IN FINANCING ACTIVITIES	(358)	(1,282)
Net increase in cash before translation effect	148	593
Translation effect on cash	(12)	2
Cash, beginning of period	1,757	844
Cash, end of period	$1,893	$1,439

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, exploration data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2022 – June 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2022	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286
Net income			1,469		21	1,490
Currency translation adjustments				110		110
Changes in fair value of cash flow hedges				(25)		(25)
Pension and other postretirement benefit plans				21		21
Shares sold to optionees, less shares exchanged	(24)	53				29
Vesting of restricted stock, net of taxes withheld	(658)	573				(85)
Shares issued under employee stock purchase plan	(104)	168				64
Stock-based compensation expense	160					160
Dividends declared ($0.300 per share)			(424)			(424)
Dividends paid to noncontrolling interest					(4)	(4)
Other	(1)	3			1	3
Balance, June 30, 2022	$11,981	$(1,436)	$9,244	$(3,464)	$300	$16,625

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2021 – June 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2021	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489
Net income			730		25	755
Currency translation adjustments				(24)	(2)	(26)
Changes in fair value of cash flow hedges				17		17
Pension and other postretirement benefit plans				119		119
Vesting of restricted stock, net of taxes withheld	(174)	174				-
Shares issued under employee stock purchase plan	(202)	264				62
Stock-based compensation expense	156					156
Dividends declared ($0.250 per share)			(349)			(349)
Deconsolidation of subsidiary					(123)	(123)
Other	(20)	4		(4)	(21)	(41)
Balance, June 30, 2021	$12,730	$(2,591)	$7,399	$(4,776)	$297	$13,059

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2022 – June 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2022	$11,957	$(1,503)	$8,532	$(3,639)	$292	$15,639
Net income			959		11	970
Currency translation adjustments				216		216
Changes in fair value of cash flow hedges				(51)		(51)
Pension and other postretirement benefit plans				10		10
Shares sold to optionees, less shares exchanged	(18)	41				23
Vesting of restricted stock	(27)	23				(4)
Shares issued under employee stock purchase plan						-
Stock-based compensation expense	71					71
Dividends declared ($0.175 per share)			(247)			(247)
Dividends paid to noncontrolling interest					(4)	(4)
Other	(2)	3			1	2
Balance, June 30, 2022	$11,981	$(1,436)	$9,244	$(3,464)	$300	$16,625

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2021 – June 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2021	$12,663	$(2,598)	$7,142	$(4,664)	$429	$12,972
Net income			431		12	443
Currency translation adjustments				(38)		(38)
Changes in fair value of cash flow hedges				(131)		(131)
Pension and other postretirement benefit plans				61		61
Vesting of restricted stock	(3)	3				-
Stock-based compensation expense	72					72
Dividends declared ($0.125 per share)			(174)			(174)
Deconsolidation of subsidiary					(123)	(123)
Other	(2)	4		(4)	(21)	(23)
Balance, June 30, 2021	$12,730	$(2,591)	$7,399	$(4,776)	$297	$13,059

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2022	1,434	(31)	1,403
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	8	8
Shares issued under employee stock purchase plan	-	2	2
Balance, June 30, 2022	1,434	(20)	1,414

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.  The December 31, 2021 balance sheet information has been derived from the Schlumberger 2021 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on January 26, 2022.

2.   Charges and Credits

2022

Schlumberger recorded the following credits during 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(216)	(13)	(203)
Gain on sale of real estate	(43)	(2)	(41)
	$(285)	$(19)	$(266)

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2022, Schlumberger sold 7.2 million of its shares of Liberty and received proceeds of $84 million.  During the second quarter of 2022, Schlumberger sold an additional 26.5 million of its shares in Liberty and received proceeds of $429 million.  As a result of these transactions Schlumberger recognized a gain of $26 million during the first quarter of 2022 and a gain of $216 million during the second quarter of 2022. As of June 30, 2022, Schlumberger had a 12% equity interest in Liberty.

During the second quarter of 2022, Schlumberger sold certain real estate and received proceeds of $120 million.  As a result of this transaction, Schlumberger recognized a gain of $43 million.

Schlumberger did not record any charges or credits during the first six months of 2021.

3.   Earnings per Share

The following is a reconciliation from basic income per share of Schlumberger to diluted income per share of Schlumberger:

(Stated in millions, except per share amounts)

	2022			2021
	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$959	1,414	$0.68	$431	1,398	$0.31
Unvested restricted stock	-	22		-	23
Diluted	$959	1,436	$0.67	$431	1,421	$0.30

	2022			2021
	Net Income Attributable to Schlumberger	Average Shares Outstanding	Income per Share	Net Income Attributable to Schlumberger	Average Shares Outstanding	Loss per Share
Six Months
Basic	$1,469	1,413	$1.04	$730	$1,398	$0.52
Unvested restricted stock	-	22		-	22
Diluted	$1,469	1,435	$1.02	$730	$1,420	$0.51

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2022	2021	2022	2021
Employee stock options	26	44	31	44

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2022	2021
Raw materials & field materials	$2,013	$1,594
Work in progress	563	425
Finished goods	1,392	1,253
	$3,968	$3,272

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2022	2021
Property, plant & equipment	$29,187	$29,077
Less: Accumulated depreciation	22,801	22,648
	$6,386	$6,429

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2022	2021
Second Quarter	$340	$352
Six Months	$678	$707

6.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Jun. 30, 2022			Dec. 31, 2021
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,691	$601	$1,090	$1,681	$551	$1,130
Technology/technical know-how	1,261	609	652	1,264	562	702
Tradenames	766	207	559	766	191	575
Other	1,618	817	801	1,578	774	804
	$5,336	$2,234	$3,102	$5,289	$2,078	$3,211

Amortization expense charged to income was as follows:

(Stated in millions)

	2022	2021
Second Quarter	$75	$75
Six Months	$150	$151

Based on the net book value of intangible assets at June 30, 2022, amortization expense for the subsequent five years is estimated to be: remaining two quarters of 2022—$149 million; 2023—$289 million; 2024—$278 million; 2025—$261 million; 2026—$253 million; and 2027—$250 million.

7.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2022	2021
3.65% Senior Notes due 2023	$1,498	$1,497
3.90% Senior Notes due 2028	1,460	1,457
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,056	1,125
2.00% Guaranteed Notes due 2032	1,050	1,118
0.25% Notes due 2027	951	1,013
0.50% Notes due 2031	950	1,012
4.00% Senior Notes due 2025	930	930
4.30% Senior Notes due 2029	846	846
3.75% Senior Notes due 2024	748	748
1.00% Guaranteed Notes due 2026	632	679
0.00% Notes due 2024	529	563
1.40% Senior Notes due 2025	498	498
7.00% Notes due 2038	203	204
5.95% Notes due 2041	113	113
5.13% Notes due 2043	99	98
4.00% Notes due 2023	79	80
3.70% Notes due 2024	54	55
	$12,946	$13,286

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at June 30, 2022 and December 31, 2021, was $12.1 billion and $13.9 billion, respectively.

Schlumberger has a €750 million three-year committed revolving credit facility maturing in June 2024.  At June 30, 2022 no amounts had been drawn under this facility.

In addition to the revolving credit facility described above, at June 30, 2022, Schlumberger had separate committed credit facility agreements aggregating $5.75 billion with commercial banks, all of which was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $0.75 billion matures in February 2024, $2.0 billion matures in February 2025, $1.0 billion matures in July 2026 and $2.0 billion matures in February 2027.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

There were no borrowings under the commercial paper programs at June 30, 2022 and December 31, 2021.

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

Schlumberger is also exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency.  Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks.  Included in Other Liabilities was $266 million at June 30, 2022 ($78 million at December 31, 2021), and included in Other Assets at December 31, 2021 was $66 million relating to the fair value of outstanding cross-currency swap derivatives.  The fair value was determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

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

During the fourth quarter of 2021 and the first quarter of 2022, Schlumberger entered into derivative contracts that hedge the price of oil relating to approximately 75% of the projected oil production for all of 2022 and a portion of the production for the first quarter of  2023 of one of its Asset Performance Solutions (“APS”) projects. These contracts are accounted for as cash flow hedges, with the changes in fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings. At June 30, 2022, included in Accounts payable and accrued liabilities was $71 million and included in Other current assets was $5 million relating to the fair value of the outstanding commodity contracts.

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

At June 30, 2022, contracts were outstanding for the US dollar equivalent of $7.3 billion in various foreign currencies, of which $5.7 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps and commodity hedges, the fair value of the other outstanding derivatives was not material at June 30, 2022 and December 31, 2021.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2022	2021	2022	2021	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross currency swaps	$(160)	$38	$(291)	$(178)	Cost of services/sales
Commodity contracts	(50)	-	(65)	-	Revenue
Foreign exchange contracts	(5)	3	(7)	5	Cost of services/sales
	$(215)	$41	$(363)	$(173)
Derivatives not designated as hedges:
Foreign exchange contracts	$(27)	$(32)	$(38)	$(26)	Cost of services/sales

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

10.   Segment Information

		(Stated in millions)

	Second Quarter 2022		Second Quarter 2021
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$955	$379	$817	$274
Reservoir Performance	1,333	195	1,117	156
Well Construction	2,686	470	2,110	272
Production Systems	1,893	171	1,681	171
Eliminations & other	(94)	(56)	(91)	(66)
Pretax segment operating income		1,159		807
Corporate & other (1)		(148)		(138)
Interest income (2)		3		5
Interest expense (3)		(121)		(132)
Charges and credits (4)		259		-
	$6,773	$1,152	$5,634	$542

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($16 million in 2022; $1 million in 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in 2022; $4 million in 2021).
(4)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2022		Six Months 2021
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,813	$671	$1,590	$521
Reservoir Performance	2,543	355	2,119	258
Well Construction	5,083	858	4,045	482
Production Systems	3,497	285	3,271	309
Eliminations & other	(201)	(115)	(168)	(99)
Pretax segment operating income		2,054		1,471
Corporate & other (1)		(313)		(288)
Interest income (2)		5		9
Interest expense (3)		(241)		(264)
Charges and credits (4)		285		-
	$12,735	$1,790	$10,857	$928
(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($28 million in 2022; $1 million in 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($6 million in 2022; $8 million in 2021).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2022	2021	2022	2021
North America	$1,537	$1,083	$2,819	$2,055
Latin America	1,329	1,057	2,534	2,095
Europe/CIS/Africa	1,691	1,453	3,094	2,709
Middle East & Asia	2,168	2,001	4,192	3,918
Eliminations & other	48	40	96	80
	$6,773	$5,634	$12,735	$10,857

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2022
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$327	$627	$1	$955
Reservoir Performance	111	1,222	-	1,333
Well Construction	553	2,083	50	2,686
Production Systems	550	1,341	2	1,893
Eliminations & other	(4)	(85)	(5)	(94)
	$1,537	$5,188	$48	$6,773

	Second Quarter 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$191	$625	$1	$817
Reservoir Performance	79	1,038	-	1,117
Well Construction	352	1,708	50	2,110
Production Systems	458	1,220	3	1,681
Eliminations & other	3	(80)	(14)	(91)
	$1,083	$4,511	$40	$5,634

	Six Months 2022
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$552	$1,258	$3	$1,813
Reservoir Performance	214	2,326	3	2,543
Well Construction	1,038	3,948	97	5,083
Production Systems	1,023	2,468	6	3,497
Eliminations & other	(8)	(180)	(13)	(201)
	$2,819	$9,820	$96	$12,735

	Six Months 2021
	North		Eliminations
	America	International	& other	Total
Digital & Integration	$352	$1,235	$3	$1,590
Reservoir Performance	157	1,960	2	2,119
Well Construction	663	3,285	97	4,045
Production Systems	878	2,382	11	3,271
Eliminations & other	5	(140)	(33)	(168)
	$2,055	$8,722	$80	$10,857

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.3 billion at both June 30, 2022 and December 31, 2021.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $3.1 billion at June 30, 2022, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.3 billion at June 30, 2022 and $1.1 billion at December 31, 2021.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-Q discusses second-quarter 2022 results of operations and comparisons to first-quarter 2022, as well as the first six months of 2022 results of operations and comparisons to the first six months of 2021.  Detailed financial information with respect to first-quarter 2022 can be found in Part I, Item 1, “Financial Statements” of Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

Second Quarter 2022 Compared to First Quarter 2022

		(Stated in millions)

	Second Quarter 2022		First Quarter 2022
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$955	$379	$857	$292
Reservoir Performance	1,333	195	1,210	160
Well Construction	2,686	470	2,398	388
Production Systems	1,893	171	1,604	114
Eliminations & other	(94)	(56)	(107)	(60)
Pretax segment operating income		1,159		894
Corporate & other (1)		(148)		(164)
Interest income (2)		3		2
Interest expense (3)		(121)		(120)
Charges and credits (4)		259		26
	$6,773	$1,152	$5,962	$638

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($16 million in Q2 2022; $12 million in Q1 2022).
(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in Q2 2022; $3 million in Q1 20221).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

The second quarter saw a strong acceleration of revenue and earnings growth, with revenue growing 14% sequentially, driven by an increase in activity internationally, in North America, and across all Divisions.

Sequentially, all Divisions posted double-digit revenue growth—outpacing rig count growth both in North America and internationally. The quarter was also characterized by a favorable mix of exploration and offshore activity and the increasing impact of improved pricing, resulting in the largest sequential quarterly growth since 2010.

Second-quarter sequential revenue growth was broad-based, with international revenue increasing 12% and North America revenue growing 20%. The international growth was widespread across all areas with almost all of the GeoUnits experiencing revenue growth. International revenue growth was led by Europe/CIS/Africa, which experienced a 20% sequential increase. Latin America experienced sequential revenue growth of 10% while revenue in the Middle East & Asia increased 7%. In North America, the 20% sequential revenue growth was driven by a significant increase in land and offshore drilling activity and higher exploration data licensing in the US Gulf of Mexico.

Overall, second-quarter pretax segment operating income increased 30% sequentially, and pretax segment operating margin expanded sequentially by 212 basis points (“bps”) to 17.1%—the highest quarterly operating margin level since 2015. All four Divisions expanded their margins sequentially.

Despite near-term concerns over a global economic slowdown, the combination of energy security, favorable break-even prices, and the urgency to grow oil and gas production capacity is expected to continue to support strong upstream E&P spending growth. Consequently, Schlumberger expects a decoupling of upstream spending from near-term demand volatility, resulting in resilient global oil and gas activity growth in 2022 and beyond.

The strength of the second-quarter performance highlights Schlumberger’s ability to comprehensively participate in drilling and completion activity growth globally. The multiyear upcycle continued to gain momentum with upstream activity and service pricing steadily increasing both internationally and in North America, resulting in a strengthened outlook for Schlumberger.

Digital & Integration

Digital & Integration revenue of $955 million increased 11% sequentially primarily due to higher exploration data licensing sales, including $95 million in transfer fees.

Digital & Integration pretax operating margin of 40% expanded 570 bps sequentially due to higher exploration data licensing sales in the US Gulf of Mexico and increased profitability in APS projects, particularly in Canada.

Reservoir Performance

Reservoir Performance revenue of $1.3 billion increased 10% sequentially due to higher activity on land and offshore beyond the impact of the seasonal rebound in the Northern Hemisphere, along with improved pricing.

Reservoir Performance pretax operating margin of 15% expanded 143 bps sequentially. Profitability was boosted by the seasonal recovery in the Northern Hemisphere, higher offshore and exploration activity, favorable technology mix, and improved pricing.

Well Construction

Well Construction revenue of $2.7 billion increased 12% sequentially due to higher land and offshore drilling activity both in North America and internationally, beyond the impact of the seasonal rebound in the Northern Hemisphere, in addition to improved pricing.

Well Construction pretax operating margin of 18% expanded 134 bps sequentially due to improved profitability across most of its business lines, particularly in the Europe/CIS/Africa and Middle East & Asia areas. Margin expansion was due to the seasonal recovery in the Northern Hemisphere, higher offshore and exploration activity, favorable technology mix, and improved pricing.

Production Systems

Production Systems revenue of $1.9 billion increased 18% sequentially as supply chain and logistics constraints abated, facilitating increased product deliveries and backlog conversion, mostly internationally.

Production Systems pretax operating margin of 9% expanded 190 bps sequentially due to improved profitability from higher sales of surface, well, and subsea production systems.

Six Months 2022 Compared to Six Months 2021

		(Stated in millions)

	Six Months 2022		Six Months 2021
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$1,813	$671	$1,590	$521
Reservoir Performance	2,543	355	2,119	258
Well Construction	5,083	858	4,045	482
Production Systems	3,497	285	3,271	309
Eliminations & other	(201)	(115)	(168)	(99)
Pretax segment operating income		2,054		1,471
Corporate & other (1)		(313)		(288)
Interest income (2)		5		9
Interest expense (3)		(241)		(264)
Charges and credits (4)		285		-
	$12,735	$1,790	$10,857	$928

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($28 million in 2022; $1 million in 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($6 million in 2022; $8 million in 2021).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2022 revenue of $12.7 billion increased 17% year-on-year driven by an increase in activity internationally, in North America, and across all Divisions.  International revenue increased 13% and North America revenue grew 37%.  International growth was widespread, led by Latin America, which increased 21% due to higher drilling and stimulation activity.  Europe/CIS/Africa experienced 14% growth, while revenue in the Middle East & Asia increased 7%.  In North America, the revenue growth was driven by robust onshore drilling activity and higher sales of production systems, coupled with a strong contribution from the APS project in Canada and increased exploration data licensing in the US Gulf of Mexico.

Six-month 2022 pretax segment operating margin of 16% was 258 bps higher compared to the same period last year due to improved operating leverage from higher activity, a favorable activity mix, and an improving pricing environment.

Digital & Integration

Six-month 2022 revenue of $1.8 billion increased 14% year-on-year, primarily in North America, driven by higher exploration data license sales and increased revenue from APS projects due to higher production and improved oil prices, particularly in Canada.

Year-on-year, pretax operating margin expanded 425 bps to 37% primarily due to the higher revenue from exploration data licenses and improved profitability from APS projects.

Reservoir Performance

Six-month 2022 revenue of $2.5 billion increased 20% year-on-year driven by strong international activity led by Latin America and the Middle East & Asia. Double-digit growth was posted in intervention, evaluation, and stimulation services both on land and offshore, with higher exploration-related activity and improved pricing.

Year-on-year, pretax operating margin increased by 178 bps to 14% due to improved profitability in evaluation and intervention activity.

Well Construction

Six-month 2022 revenue of $5.1 billion grew 26% year-on-year with growth across all areas, led by North America and Latin America which grew 57% and 45%, respectively. Double-digit growth was recorded in drilling fluids, measurements, and integrated drilling—both on higher land and offshore activity—along with improved pricing.

Year-on-year, pretax operating margin increased 497 bps to 17% driven by higher activity and improved pricing.

Production Systems

Six-month 2022 revenue of $3.5 billion increased 7% primarily driven by new projects and increased sales activity mainly in Europe/CIS/Africa, North America, and Latin America. Double-digit growth was posted in subsea and midstream production systems.

Year-on-year, pretax operating margin decreased 131 bps to 8% due to reduced profitability in midstream and well production systems largely as a result of higher logistics costs and less favorable revenue mix.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter	First Quarter	Six Months
	2022	2022	2022	2021
Gain on sale of Liberty shares	$216	$26	$242	$-
Gain on sale of real estate	43	-	43	-
Earnings of equity method investments	33	10	43	25
Interest income	19	14	33	10
	$311	$50	$361	$35

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and first quarter of 2022 and six months ended June 30, 2022 and 2021 were as follows:

	Second
	Quarter	First Quarter	Six Months
	2022	2022	2022	2021
Research & engineering	2.3%	2.4%	2.3%	2.5%
General & administrative	1.3%	1.6%	1.4%	1.4%

The effective tax rate for the second quarter of 2022 was 15.8%, as compared to 18.4% for the first quarter of 2022.  The decrease in the effective tax rate was primarily due to the credits described in Note 2 to the Consolidated Financial Statements.  These credits reduced the effective tax rate during the second quarter by three percentage points.

The effective tax rate for the six months of 2022 was 16.8%, as compared to 18.6% for the same period of 2021. The decrease in the effective tax rate was primarily due to the credits described in Note 2 to the Consolidated Financial Statements.  These credits reduced the effective tax rate during the first six months of 2022 by two percentage points.

Charges and Credits

Schlumberger recorded the following credits during 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income.

	(Stated in millions)

	Pretax	Tax	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(216)	(13)	(203)
Gain on sale of real estate	(43)	(2)	(41)
	$(285)	$(19)	$(266)

Schlumberger did not record any charges or credits during the first six months of 2021.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2022	2021	2021
Cash	$1,893	$1,439	$1,757
Short-term investments	923	1,243	1,382
Short-term borrowings and current portion of long-term debt	(901)	(36)	(909)
Long-term debt	(12,946)	(15,687)	(13,286)
Net debt (1)	$(11,031)	$(13,041)	$(11,056)

	Six Months Ended Jun. 30,
Changes in Liquidity:	2022	2021
Net income	$1,490	$755
Gain on sale of Liberty shares	(242)	-
Gain on sale of real estate	(43)	-
Depreciation and amortization (2)	1,065	1,058
Earnings of equity method investments, less dividends received	(22)	(15)
Deferred taxes	11	(18)
Stock-based compensation expense	160	156
Increase in working capital (3)	(1,884)	(758)
US Federal tax refund	-	477
Other	4	(6)
Cash flow from operations	539	1,649
Capital expenditures	(664)	(421)
APS investments	(311)	(188)
Exploration data costs capitalized	(64)	(12)
Free cash flow (4)	(500)	1,028
Dividends paid	(352)	(349)
Proceeds from employee stock plans	93	62
Taxes paid on net settled stock-based compensation awards	(85)	(18)
Business acquisitions and investments, net of cash acquired plus debt assumed	(8)	(35)
Proceeds from sale of Liberty shares	513	-
Proceeds from sale of real estate	120	-
Other	(86)	(12)
Change in net debt before impact of changes in foreign exchange rates on net debt	(305)	676
Impact of changes in foreign exchange rates on net debt	330	163
(Increase) decrease in net debt	25	839
Net debt, beginning of period (1)	(11,056)	(13,880)
Net debt, end of period (1)	$(11,031)	$(13,041)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, exploration data costs, and APS investments.
(3)	Includes severance payments of $38 million and $184 million during the six months ended June 30, 2022 and 2021, respectively.
(4)

“Free cash flow” represents cash flow from operations less capital expenditures, APS investments and exploration data costs capitalized. Management believes that free cash flow is an important liquidity measure for the company and that it is useful to investors and management as a measure of our ability to generate cash.  Once business needs and obligations are met, this cash can be used to reinvest in the company for future growth or to return to shareholders through dividend payments or share repurchases.  Free cash flow does not represent the residual cash flow available for discretionary expenditures.  Free cash flow is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, cash flow from operations.

Key liquidity events during the first six months of 2022 and 2021 included:

•

Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.0 billion during the first six months of 2022 compared to $0.6 billion during the first six months of 2021.  Capital investments during the full year of 2022 are expected to be approximately $2 billion as compared to $1.7 billion for the full year 2021.

•

During the first six months of 2022 working capital consumed $1.9 billion of liquidity as compared to $758 million during the same period of 2021. The year-on-year increase in working capital consumption was primarily driven by an increase in receivables due to the significant revenue growth.  Inventory also increased as lead times were managed in anticipation of continued growth in the second half of the year.

•	During the first six months of 2022, Schlumberger sold 33.8 million of its shares in Liberty and received proceeds of $513 million.
•	During the second quarter of 2022, Schlumberger sold certain real estate and received proceeds of $120 million.
•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of June 30, 2022.  Schlumberger did not repurchase any of its common stock during the first six months of 2022.

As of June 30, 2022, Schlumberger had $2.82 billion of cash and short-term investments on hand.  Schlumberger had committed debt facility agreements aggregating $6.54 billion, all of which was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

There were no borrowings under the commercial paper programs at June 30, 2022.

In April 2022, Schlumberger announced a 40% increase to its quarterly cash dividend from $0.125 per share of outstanding common stock to $0.175 per share.

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

Schlumberger generates revenue in more than 120 countries.  As of June 30, 2022, only four of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which only the United States accounted for greater than 10% of such receivables.

Additional Information

In March 2022, Schlumberger decided to immediately suspend new investment and technology deployment to its Russia operations.

Russia represented approximately 5% of Schlumberger’s worldwide revenue during the first six months of 2022. The carrying value of Schlumberger’s net assets in Russia was approximately $1.0 billion as of June 30, 2022. This consisted of $0.4 billion of receivables, $0.5 billion of other current assets, $0.4 billion of fixed assets, $0.1 billion of other non-current assets and $0.4 billion of current liabilities.

Schlumberger continues to actively monitor the dynamic situation in Ukraine and comply with applicable international laws and sanctions. The extent to which Schlumberger’s operations and financial results may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; the effect of further international sanctions and trade control restrictions on Schlumberger’s business, the global economy and global supply chains; and the impact of fluctuations in the exchange rate of the ruble. Continuation or escalation of the conflict may also aggravate the risk factors that Schlumberger identified in its Annual Report on Form 10-K for the year ended December 31, 2021, including cybersecurity risks.

FORWARD-LOOKING STATEMENTS

This second-quarter 2022 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about Schlumberger’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; Schlumberger’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; the extent of future charges; Schlumberger’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or Schlumberger New Energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this second-quarter 2022 Form 10-Q are made as of July 27, 2022, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of June 30, 2022, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the first six months of 2022.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the second quarter of 2022 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on July 22, 2019)

* Exhibit 10.1—Schlumberger Discounted Stock Purchase Plan, as amended and restated effective July 1, 2022 (+)

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

Schlumberger Limited (Registrant)
Date:	July 27, 2022	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory