Form 10-Q
period 2022-09-30
SCHLUMBERGER LIMITED/NV
filed 2022-10-26
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,417,993,775

SCHLUMBERGER LIMITED

Third Quarter 2022 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2022	2021	2022	2021
Revenue
Services	$5,153	$4,020	$14,109	$11,291
Product sales	2,324	1,827	6,104	5,413
Total Revenue	7,477	5,847	20,213	16,704
Interest & other income	75	56	436	91
Expenses
Cost of services	3,975	3,334	11,082	9,588
Cost of sales	2,067	1,528	5,541	4,547
Research & engineering	160	140	456	409
General & administrative	94	80	277	231
Interest	122	130	369	402
Income before taxes	1,134	691	2,924	1,618
Tax expense	215	129	514	301
Net income	919	562	2,410	1,317
Net income attributable to noncontrolling interests	12	12	33	37
Net income attributable to Schlumberger	$907	$550	$2,377	$1,280

Basic income per share of Schlumberger	$0.64	$0.39	$1.68	$0.92

Diluted income per share of Schlumberger	$0.63	$0.39	$1.65	$0.90

Average shares outstanding:
Basic	1,418	1,402	1,414	1,399
Assuming dilution	1,439	1,424	1,436	1,422

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2022	2021	2022	2021
Net income	$919	$562	$2,410	$1,317
Currency translation adjustments
Unrealized net change arising during the period	(18)	30	92	6
Cash flow hedges
Net gain (loss) on cash flow hedges	45	(9)	(53)	13
Reclassification to net income of net realized (gain) loss	30	(2)	103	(7)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	16	69	46	202
Amortization to net income of net prior service credit	(6)	(6)	(17)	(17)
Income taxes on pension and other postretirement benefit plans	1	(3)	3	(6)
Other	-	-	-	(4)
Comprehensive income	987	641	2,584	1,504
Comprehensive income attributable to noncontrolling interests	12	12	33	37
Comprehensive income attributable to Schlumberger	$975	$629	$2,551	$1,467

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2022	Dec. 31,
	(Unaudited)	2021
ASSETS
Current Assets
Cash	$2,180	$1,757
Short-term investments	1,429	1,382
Receivables less allowance for doubtful accounts (2022 - $335; 2021 - $320)	6,650	5,315
Inventories	4,143	3,272
Other current assets	1,209	928
	15,611	12,654
Investments in Affiliated Companies	1,762	2,044
Fixed Assets less accumulated depreciation	6,407	6,429
Goodwill	12,990	12,990
Intangible Assets	3,043	3,211
Other Assets	4,280	4,183
	$44,093	$41,511
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,034	$8,382
Estimated liability for taxes on income	938	879
Short-term borrowings and current portion of long-term debt	899	909
Dividends payable	263	189
	11,134	10,359
Long-term Debt	12,452	13,286
Postretirement Benefits	233	231
Deferred Taxes	86	94
Other Liabilities	2,677	2,255
	26,582	26,225
Equity
Common stock	11,867	12,608
Treasury stock	(1,176)	(2,233)
Retained earnings	9,904	8,199
Accumulated other comprehensive loss	(3,396)	(3,570)
Schlumberger stockholders’ equity	17,199	15,004
Noncontrolling interests	312	282
	17,511	15,286
	$44,093	$41,511

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,410	$1,317
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of Liberty shares	(242)	-
Gain on sale of real estate	(43)	-
Gain on marketable securities	-	(47)
Depreciation and amortization (1)	1,598	1,588
Deferred taxes	3	(33)
Stock-based compensation expense	236	229
Earnings of equity method investments, less dividends received	(52)	6
Change in assets and liabilities: (2)
Increase in receivables	(1,302)	(97)
(Increase) decrease in inventories	(849)	54
(Increase) decrease in other current assets	(144)	506
Increase in other assets	(40)	(9)
Increase (decrease) in accounts payable and accrued liabilities	475	(660)
Increase (decrease) in estimated liability for taxes on income	6	(124)
Other	50	(11)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,106	2,719
Cash flows from investing activities:
Capital expenditures	(1,046)	(694)
APS investments	(420)	(305)
Exploration data costs capitalized	(77)	(21)
Business acquisitions and investments, net of cash acquired	(45)	(134)
Proceeds from sale of Liberty shares	513	-
Proceeds from sale of real estate	120	-
(Purchase) sale of short-term investments, net	(55)	790
Other	(106)	(29)
NET CASH USED IN INVESTING ACTIVITIES	(1,116)	(393)
Cash flows from financing activities:
Dividends paid	(600)	(524)
Proceeds from employee stock purchase plan	142	137
Proceeds from exercise of stock options	29	-
Proceeds from issuance of long-term debt	-	34
Repayment of long-term debt	-	(1,076)
Net decrease in short-term borrowings	(13)	(94)
Taxes paid on net settled stock-based compensation awards	(92)	(21)
Other	(4)	(60)
NET CASH USED IN FINANCING ACTIVITIES	(538)	(1,604)
Net increase in cash before translation effect	452	722
Translation effect on cash	(29)	3
Cash, beginning of period	1,757	844
Cash, end of period	$2,180	$1,569

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, exploration data costs, and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2022 – September 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2022	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286
Net income			2,377		33	2,410
Currency translation adjustments				92		92
Changes in fair value of cash flow hedges				50		50
Pension and other postretirement benefit plans				32		32
Shares sold to optionees, less shares exchanged	(24)	53				29
Vesting of restricted stock, net of taxes withheld	(730)	638				(92)
Employee stock purchase plan	(222)	364				142
Stock-based compensation expense	236					236
Dividends declared ($0.475 per share)			(672)			(672)
Dividends paid to noncontrolling interests					(4)	(4)
Other	(1)	2			1	2
Balance, September 30, 2022	$11,867	$(1,176)	$9,904	$(3,396)	$312	$17,511

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2021 – September 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2021	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489
Net income			1,280		37	1,317
Currency translation adjustments				6	(2)	4
Changes in fair value of cash flow hedges				6		6
Pension and other postretirement benefit plans				179		179
Vesting of restricted stock, net of taxes withheld	(248)	227				(21)
Employee stock purchase plan	(377)	514				137
Stock-based compensation expense	229					229
Dividends declared ($0.375 per share)			(523)			(523)
Deconsolidation of subsidiary					(123)	(123)
Other	(3)	5		(4)	(27)	(29)
Balance, September 30, 2021	$12,571	$(2,287)	$7,775	$(4,697)	$303	$13,665

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2022 – September 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2022	$11,981	$(1,436)	$9,244	$(3,464)	$300	$16,625
Net income			907		12	919
Currency translation adjustments				(18)		(18)
Changes in fair value of cash flow hedges				75		75
Pension and other postretirement benefit plans				11		11
Vesting of restricted stock, net of taxes withheld	(72)	65				(7)
Employee stock purchase plan	(118)	196				78
Stock-based compensation expense	76					76
Dividends declared ($0.175 per share)			(248)			(248)
Other		(1)	1			-
Balance, September 30, 2022	$11,867	$(1,176)	$9,904	$(3,396)	$312	$17,511

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2021 – September 30, 2021	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2021	$12,730	$(2,591)	$7,399	$(4,776)	$297	$13,059
Net income			550		12	562
Currency translation adjustments				30		30
Changes in fair value of cash flow hedges				(11)		(11)
Pension and other postretirement benefit plans				60		60
Vesting of restricted stock, net of taxes withheld	(56)	53				(3)
Employee stock purchase plan	(175)	250				75
Stock-based compensation expense	73					73
Dividends declared ($0.125 per share)			(174)			(174)
Other	(1)	1			(6)	(6)
Balance, September 30, 2021	$12,571	$(2,287)	$7,775	$(4,697)	$303	$13,665

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2022	1,434	(31)	1,403
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	9	9
Shares issued under employee stock purchase plan	-	5	5
Balance, September 30, 2022	1,434	(16)	1,418

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“Schlumberger”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Schlumberger management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements.  All intercompany transactions and balances have been eliminated in consolidation.  Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.  The December 31, 2021 balance sheet information has been derived from the Schlumberger 2021 audited financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Schlumberger Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on January 26, 2022.

2.   Charges and Credits

2022

Schlumberger recorded the following credits during the first nine months of 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
First quarter:
Gain on sale of Liberty shares	$26	$4	$22
Second quarter:
Gain on sale of Liberty shares	216	13	203
Gain on sale of real estate	43	2	41
	$285	$19	$266

On December 31, 2020, Schlumberger contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2022, Schlumberger sold 7.2 million of its shares of Liberty and received proceeds of $84 million.  During the second quarter of 2022, Schlumberger sold an additional 26.5 million of its shares in Liberty and received proceeds of $429 million.  As a result of these transactions Schlumberger recognized a gain of $26 million during the first quarter of 2022 and a gain of $216 million during the second quarter of 2022. As of September 30, 2022, Schlumberger had a 12% equity interest in Liberty.

During the second quarter of 2022, Schlumberger sold certain real estate and received proceeds of $120 million.  As a result of this transaction, Schlumberger recognized a gain of $43 million.

2021

During the third quarter of 2021, a start-up company that Schlumberger previously invested in was acquired.  As a result of this transaction, Schlumberger’s ownership interest was converted into shares of a publicly traded company.  Schlumberger recognized an unrealized pretax gain of $47 million ($36 million after-tax) to increase the carrying value of this investment to its estimated fair value of approximately $55 million.  This unrealized gain is reflected in Interest & other income in the Consolidated Statement of Income.

3.   Earnings per Share

The following is a reconciliation from basic income per share of Schlumberger to diluted income per share of Schlumberger:

(Stated in millions, except per share amounts)

	2022			2021
	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$907	1,418	$0.64	$550	1,402	$0.39
Unvested restricted stock	-	21		-	22
Diluted	$907	1,439	$0.63	$550	1,424	$0.39

	2022			2021
	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share	Net Income Attributable to Schlumberger	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$2,377	1,414	$1.68	$1,280	$1,399	$0.92
Unvested restricted stock	-	22		-	23
Diluted	$2,377	1,436	$1.65	$1,280	$1,422	$0.90

The number of outstanding options to purchase shares of Schlumberger common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2022	2021	2022	2021
Employee stock options	37	43	31	43

4.   Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2022	2021
Raw materials & field materials	$2,123	$1,594
Work in progress	604	425
Finished goods	1,416	1,253
	$4,143	$3,272

5.   Fixed Assets

A summary of fixed assets follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2022	2021
Property, plant & equipment	$28,260	$29,077
Less: Accumulated depreciation	21,853	22,648
	$6,407	$6,429

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2022	2021
Third Quarter	$343	$350
Nine Months	$1,021	$1,057

6.   Intangible Assets

The gross book value, accumulated amortization and net book value of intangible assets were as follows:

	(Stated in millions)

	Sept. 30, 2022			Dec. 31, 2021
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,694	$617	$1,077	$1,681	$551	$1,130
Technology/technical know-how	1,285	658	627	1,264	562	702
Tradenames	759	215	544	766	191	575
Other	1,635	840	795	1,578	774	804
	$5,373	$2,330	$3,043	$5,289	$2,078	$3,211

Amortization expense charged to income was as follows:

(Stated in millions)

	2022	2021
Third Quarter	$76	$75
Nine Months	$226	$226

Based on the net book value of intangible assets at September 30, 2022, amortization expense for the subsequent five years is estimated to be: fourth quarter of 2022—$72 million; 2023—$288 million; 2024—$278 million; 2025—$263 million; 2026—$254 million; and 2027—$252 million.

7.   Long-term Debt

A summary of Long-term Debt follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2022	2021
3.65% Senior Notes due 2023	$1,498	$1,497
3.90% Senior Notes due 2028	1,462	1,457
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	955	1,125
2.00% Guaranteed Notes due 2032	948	1,118
4.00% Senior Notes due 2025	931	930
0.25% Notes due 2027	860	1,013
0.50% Notes due 2031	858	1,012
4.30% Senior Notes due 2029	846	846
3.75% Senior Notes due 2024	749	748
1.00% Guaranteed Notes due 2026	572	679
1.40% Senior Notes due 2025	499	498
0.00% Notes due 2024	478	563
7.00% Notes due 2038	202	204
5.95% Notes due 2041	113	113
5.13% Notes due 2043	98	98
4.00% Notes due 2023	79	80
3.70% Notes due 2024	54	55
	$12,452	$13,286

The estimated fair value of Schlumberger’s Long-term Debt, based on quoted market prices at September 30, 2022 and December 31, 2021, was $11.2 billion and $13.9 billion, respectively.

Schlumberger has a €750 million three-year committed revolving credit facility maturing in June 2024.  At September 30, 2022 no amounts had been drawn under this facility.

In addition to the revolving credit facility described above, at September 30, 2022, Schlumberger had committed credit facility agreements aggregating $5.75 billion with commercial banks, all of which was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $0.75 billion matures in February 2024, $2.0 billion matures in February 2025, $1.0 billion matures in July 2026 and $2.0 billion matures in February 2027.  Interest rates and other terms of borrowing under these lines of credit vary by facility.

There were no borrowings under the commercial paper programs at September 30, 2022 and December 31, 2021.

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

Schlumberger is exposed to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency. Schlumberger uses cross-currency swaps to provide a hedge against these cash flow risks. A summary of the fair value of the outstanding cross-currency swap derivatives, which was determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data, included in the Consolidated Balance Sheet follows:

	(Stated in millions)

	Sept. 30, 2022	Dec. 31, 2021
Other current assets	$45	$-
Other assets	$10	$66
Other Liabilities	$666	$78

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

Schlumberger has entered into derivative contracts that hedge the price of oil related to approximately 75% of the projected oil production for all of 2022 and approximately 30% of the projected oil production for the first six months of 2023 for one of its Asset Performance Solutions ("APS") projects. These contracts are accounted for as cash flow hedges, with the changes in the fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings. At September 30, 2022, included in Other current assets was $8 million and included in Accounts payable and accrued liabilities was $6 million relating to the fair value of the outstanding commodity contracts.

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

At September 30, 2022, contracts were outstanding for the US dollar equivalent of $7.2 billion in various foreign currencies, of which $5.2 billion relates to hedges of debt denominated in currencies other than the functional currency.

Other than the previously mentioned cross-currency swaps and commodity hedges, the fair value of the other outstanding derivatives was not material at September 30, 2022 and December 31, 2021.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2022	2021	2022	2021	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross currency swaps	$(362)	$(89)	$(653)	$(267)	Cost of services/sales
Commodity contracts	(20)	-	(85)	-	Revenue
Foreign exchange contracts	(10)	2	(17)	7	Cost of services/sales
	$(392)	$(87)	$(755)	$(260)
Derivatives not designated as hedges:
Foreign exchange contracts	$8	$(45)	$(30)	$(19)	Cost of services/sales

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

10.   Segment Information

		(Stated in millions)

	Third Quarter 2022		Third Quarter 2021
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$900	$305	$812	$284
Reservoir Performance	1,456	244	1,192	190
Well Construction	3,084	664	2,273	345
Production Systems	2,150	224	1,674	166
Eliminations & other	(113)	(37)	(104)	(77)
Pretax segment operating income		1,400		908
Corporate & other (1)		(155)		(145)
Interest income (2)		8		8
Interest expense (3)		(119)		(127)
Charges and credits (4)		-		47
	$7,477	$1,134	$5,847	$691

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($25 million in 2022; $- million in 2021).

(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in 2022; $3 million in 2021).
(4)	See Note 2 – Charges and Credits.

		(Stated in millions)

	Nine Months 2022		Nine Months 2021
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$2,713	$976	$2,401	$805
Reservoir Performance	3,999	598	3,312	448
Well Construction	8,168	1,522	6,319	827
Production Systems	5,647	509	4,946	475
Eliminations & other	(314)	(151)	(274)	(176)
Pretax segment operating income		3,454		2,379
Corporate & other (1)		(468)		(434)
Interest income (2)		13		17
Interest expense (3)		(360)		(391)
Charges and credits (4)		285		47
	$20,213	$2,924	$16,704	$1,618
(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($53 million in 2022; $1 million in 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($9 million in 2022; $11 million in 2021).
(4)	See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2022	2021	2022	2021
North America	$1,543	$1,129	$4,362	$3,185
Latin America	1,508	1,160	4,042	3,255
Europe/CIS/Africa	2,039	1,481	5,134	4,190
Middle East & Asia	2,334	2,034	6,525	5,952
Other	53	43	150	122
	$7,477	$5,847	$20,213	$16,704

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2022
	North
	America	International	Other	Total
Digital & Integration	$229	$671	$-	$900
Reservoir Performance	119	1,335	2	1,456
Well Construction	621	2,406	57	3,084
Production Systems	578	1,569	3	2,150
Eliminations & other	(4)	(100)	(9)	(113)
	$1,543	$5,881	$53	$7,477

	Third Quarter 2021
	North
	America	International	Other	Total
Digital & Integration	$196	$615	$1	$812
Reservoir Performance	79	1,112	1	1,192
Well Construction	382	1,839	52	2,273
Production Systems	469	1,205	-	1,674
Eliminations & other	3	(96)	(11)	(104)
	$1,129	$4,675	$43	$5,847

	Nine Months 2022
	North
	America	International	Other	Total
Digital & Integration	$781	$1,928	$4	$2,713
Reservoir Performance	333	3,661	5	3,999
Well Construction	1,659	6,354	155	8,168
Production Systems	1,601	4,037	9	5,647
Eliminations & other	(12)	(279)	(23)	(314)
	$4,362	$15,701	$150	$20,213

	Nine Months 2021
	North
	America	International	Other	Total
Digital & Integration	$549	$1,850	$2	$2,401
Reservoir Performance	237	3,072	3	3,312
Well Construction	1,045	5,124	150	6,319
Production Systems	1,347	3,587	12	4,946
Eliminations & other	7	(236)	(45)	(274)
	$3,185	$13,397	$122	$16,704

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at both September 30, 2022 and December 31, 2021.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, Schlumberger does not have significant backlog.  Total backlog was $2.9 billion at September 30, 2022, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.2 billion at September 30, 2022 and $1.1 billion at December 31, 2021.  Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-Q discusses third-quarter 2022 results of operations and comparisons to second-quarter 2022, as well as the first nine months of 2022 results of operations and comparisons to the first nine months of 2021.  Detailed financial information with respect to second-quarter 2022 can be found in Part I, Item 1, “Financial Statements” of Schlumberger’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

Third Quarter 2022 Compared to Second Quarter 2022

		(Stated in millions)

	Third Quarter 2022		Second Quarter 2022
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$900	$305	$955	$379
Reservoir Performance	1,456	244	1,333	195
Well Construction	3,084	664	2,686	470
Production Systems	2,150	224	1,893	171
Eliminations & other	(113)	(37)	(94)	(56)
Pretax segment operating income		1,400		1,159
Corporate & other (1)		(155)		(148)
Interest income (2)		8		3
Interest expense (3)		(119)		(121)
Charges and credits (4)		-		259
	$7,477	$1,134	$6,773	$1,152

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($25 million in Q3 2022; $16 million in Q2 2022).
(3)	Interest expense excludes amounts which are included in the segments’ income ($3 million in Q3 2022; $3 million in Q2 2022).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

The strong third-quarter 2022 results reflected the acceleration of international momentum and solid execution across the Divisions and geographic areas. Sequentially, Schlumberger delivered another quarter of double-digit revenue growth and margin expansion, as the pace of growth in the international business stepped up significantly, complementing already robust levels of activity in North America.

Third-quarter revenue grew 10% sequentially as global activity strengthened—particularly in the offshore and international markets. International revenue increased 13% sequentially, exceeding third-quarter 2019 levels, on a rig count that is still approximately 25% lower than in 2019. Sequentially, revenue growth was prevalent across all international areas led by Europe/CIS/Africa and Latin America, which increased 21% and 14%, respectively.

While concerns remain over the broader economic climate, Schlumberger believes the energy industry fundamentals continue to be very constructive. Against the backdrop of the energy crisis and limited spare global capacity, the world faces an urgent need for increased investment to rebalance markets, create supply redundancies, and rebuild spare capacity. All of these are exacerbated by geopolitics and increasing instances of supply disruptions.

These dynamics and the urgency to restore balance are resulting in a supply-led upcycle, characterized by the decoupling of upstream investment from near-term demand volatility. Furthermore, the need for sustained investments is reinforced by the long-term demand trajectory through the end of the decade and by OPEC+ decisions that are keeping commodity prices at supportive levels.

Digital & Integration

Digital & Integration revenue of $900 million declined 6% sequentially as growth in digital solutions was more than offset by the non-repeat of $95 million of exploration data transfer fees recorded last quarter.

Digital & Integration pretax operating margin of 34% contracted 586 bps sequentially due to the less favorable revenue mix.

Reservoir Performance

Reservoir Performance revenue of $1.5 billion increased 9% sequentially primarily due to higher intervention and stimulation activity, both on land and offshore, particularly in the Middle East & Asia and Europe/CIS/Africa areas. North America grew 7% due to higher intervention activity in the US Gulf of Mexico.

Reservoir Performance pretax operating margin of 17% expanded 209 bps sequentially. Profitability was boosted by higher offshore and development activity.

Well Construction

Well Construction revenue of $3.1 billion increased 15% sequentially, outperforming global rig count growth primarily due to strong activity from new projects and solid pricing improvements internationally, particularly in the Europe/CIS/Africa and Latin America areas.

Well Construction pretax operating margin of 22% expanded 403 bps sequentially, due to improved profitability across all areas, most prominently in Latin America. Margin expansion was driven by higher offshore and exploration activity, favorable technology mix, and solid pricing improvements.

Production Systems

Production Systems revenue of $2.2 billion increased 14% sequentially on higher product deliveries and backlog conversion—mostly offshore internationally as supply chain and logistics constraints continue to ease.

Production Systems pretax operating margin of 10% expanded 142 bps sequentially due to improved operating leverage from higher volume of sales.

Nine Months 2022 Compared to Nine Months 2021

		(Stated in millions)

	Nine Months 2022		Nine Months 2021
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$2,713	$976	$2,401	$805
Reservoir Performance	3,999	598	3,312	448
Well Construction	8,168	1,522	6,319	827
Production Systems	5,647	509	4,946	475
Eliminations & other	(314)	(151)	(274)	(176)
Pretax segment operating income		3,454		2,379
Corporate & other (1)		(468)		(434)
Interest income (2)		13		17
Interest expense (3)		(360)		(391)
Charges and credits (4)		285		47
	$20,213	$2,924	$16,704	$1,618

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income ($53 million in 2022; $1 million in 2021).
(3)	Interest expense excludes amounts which are included in the segments’ income ($9 million in 2022; $11 million in 2021).
(4)	Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2022 revenue of $20.2 billion increased 21% year on year, driven by an increase in activity internationally, in North America, and across all Divisions. International revenue increased 17% while North America revenue grew 37%. International growth was widespread, led by Latin America and Europe/CIS/Africa with revenue growth of 24% and 23%, respectively, while revenue in the Middle East & Asia increased 10%. In North America, the revenue growth was driven by robust onshore drilling activity and higher sales of production systems, coupled with a strong contribution from the Asset Performance Solutions (“APS”) project in Canada and increased exploration data licensing in the US Gulf of Mexico.

Nine-month 2022 pretax operating margin of 17% was 285 bps higher compared to the same period last year due to improved operating leverage from higher activity, a favorable activity mix, and an improving pricing environment.

Digital & Integration

Nine-month 2022 revenue of $2.7 billion increased 13% year on year, primarily in North America, driven by higher exploration data license sales and increased revenue from APS projects due to higher production and improved oil prices, particularly in Canada.

Year on year, pretax operating margin expanded 243 bps to 36% primarily due to higher revenue from exploration data licenses and improved profitability from APS projects.

Reservoir Performance

Nine-month 2022 revenue of $4.0 billion increased 21% year on year driven by strong international activity led by Latin America and Middle East & Asia. Double-digit growth was posted in intervention, stimulation, and evaluation services both on land and offshore, with higher exploration-related activity and with improved pricing.

Year on year, pretax operating margin increased by 142 bps to 15% due to improved profitability in intervention activity.

Well Construction

Nine-month 2022 revenue of $8.2 billion grew 29% year on year with growth across all areas led by North America and Latin America which grew 59% and 53%, respectively. Double-digit growth was recorded in drilling fluids, measurements, and integrated drilling—both on higher land and offshore activity—along with improved pricing.

Year on year, pretax operating margin increased 555 bps to 19%, driven by higher activity and improved pricing.

Production Systems

Nine-month 2022 revenue of $5.6 billion increased 14% driven by new projects and increased sales activity mainly in Europe/CIS/Africa and North America.  Double-digit growth was posted in midstream, well, and subsea production systems.

Year on year, pretax operating margin decreased 58 bps to 9% primarily as a result of higher logistics costs and a less favorable revenue mix.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter	Second Quarter	Nine Months
	2022	2022	2022	2021
Gain on sale of Liberty shares	$-	$216	$242	$-
Gain on sale of real estate	-	43	43	-
Unrealized gain on marketable securities	-	-	-	47
Earnings of equity method investments	42	33	85	26
Interest income	33	19	66	18
	$75	$311	$436	$91

The increases in interest income were primarily driven by higher cash and short-term investment balances combined with higher interest rates in Argentina. These increases were more than offset by foreign exchange losses recorded on the remeasurement of Argentine peso-denominated net monetary assets as the official Argentine peso exchange rate continued to devalue compared to the US dollar. Schlumberger’s functional currency in Argentina is the US dollar and it uses Argentina’s official market exchange rate to remeasure its net Argentine peso-denominated assets into US dollars. Such net assets were approximately $270 million at September 30, 2022, primarily consisting of cash and short-term investments.

The Central Bank of Argentina maintains certain currency controls that limit Schlumberger’s ability to access US dollars in Argentina and remit earnings from its Argentine operations. A legal indirect foreign exchange mechanism exists that effectively results in a parallel US dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure Schlumberger’s net monetary assets into US dollars under US GAAP, was approximately 110% higher than Argentina’s official exchange rate at September 30, 2022. If Argentina’s official exchange rate converges with the parallel rate, Schlumberger would incur a loss on its net peso-denominated assets in Argentina. Argentina represented less than 5% of Schlumberger’s consolidated revenue for the nine months ended September 30, 2022.

Earnings of equity method investments for the nine months ended September 30, 2022 increased $59 million as compared to the same period of 2021 primarily due to Schlumberger’s share of net income associated with its investment in Liberty.  Schlumberger records its share of Liberty’s net income or loss on a one-quarter lag.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and second quarter of 2022 and nine months ended September 30, 2022 and 2021 were as follows:

	Third	Second
	Quarter	Quarter	Nine Months
	2022	2022	2022	2021
Research & engineering	2.1%	2.3%	2.3%	2.4%
General & administrative	1.3%	1.3%	1.4%	1.4%

The effective tax rate for the third quarter of 2022 was 18.9%, as compared to 15.8% for the second quarter of 2022.  The increase in the effective tax rate was primarily due to the absence of the credits described in Note 2 to the Consolidated Financial Statements.  These credits reduced the effective tax rate during the second quarter by three percentage points.

The effective tax rate for the nine months of 2022 was 17.6%, as compared to 18.6% for the same period of 2021. The decrease in the effective tax rate was primarily due to the absence of the credits described in Note 2 to the Consolidated Financial Statements.  These credits reduced the effective tax rate during the first nine months of 2022 by one percentage point.

Charges and Credits

Schlumberger recorded the following credits during the first nine months of 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income.

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
First quarter:
Gain on sale of Liberty shares	$26	$4	$22
Second quarter:
Gain on sale of Liberty shares	216	13	203
Gain on sale of real estate	43	2	41
	$285	$19	$266

During the third quarter of 2021, a start-up company that Schlumberger previously invested in was acquired.  As a result of this transaction, Schlumberger’s ownership interest was converted into shares of a publicly traded company.  Schlumberger recognized an unrealized pretax gain of $47 million ($36 million after-tax) to increase the carrying value of this investment to its estimated fair value of approximately $55 million.  This unrealized gain was reflected in Interest & other income in the Consolidated Statement of Income.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2022	2021	2021
Cash	$2,180	$1,569	$1,757
Short-term investments	1,429	1,373	1,382
Short-term borrowings and current portion of long-term debt	(899)	(1,025)	(909)
Long-term debt	(12,452)	(14,370)	(13,286)
Net debt (1)	$(9,742)	$(12,453)	$(11,056)

	Nine Months Ended Sept. 30,
Changes in Liquidity:	2022	2021
Net income	$2,410	$1,317
Gain on sale of Liberty shares	(242)	-
Gain on sale of real estate	(43)	-
Gain on marketable securities	-	(47)
Depreciation and amortization (2)	1,598	1,588
Earnings of equity method investments, less dividends received	(52)	6
Deferred taxes	3	(33)
Stock-based compensation expense	236	229
Increase in working capital (3)	(1,814)	(798)
US Federal tax refund	-	477
Other	10	(20)
Cash flow from operations	2,106	2,719
Capital expenditures	(1,046)	(694)
APS investments	(420)	(305)
Exploration data costs capitalized	(77)	(21)
Free cash flow (4)	563	1,699
Dividends paid	(600)	(524)
Proceeds from employee stock plans	142	137
Proceeds from issuance of stock options	29	-
Taxes paid on net settled stock-based compensation awards	(92)	(21)
Business acquisitions and investments, net of cash acquired plus debt assumed	(45)	(98)
Proceeds from sale of Liberty shares	513	-
Proceeds from sale of real estate	120	-
Other	(118)	(58)
Change in net debt before impact of changes in foreign exchange rates on net debt	512	1,135
Impact of changes in foreign exchange rates on net debt	802	292
Decrease in net debt	1,314	1,427
Net debt, beginning of period (1)	(11,056)	(13,880)
Net debt, end of period (1)	$(9,742)	$(12,453)

(1)

“Net debt” represents gross debt less cash and short-term investments.  Management believes that Net debt provides useful information regarding the level of Schlumberger’s indebtedness by reflecting cash and investments that could be used to repay debt.  Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, exploration data costs, and APS investments.
(3)	Includes severance payments of $60 million and $226 million during the nine months ended September 30, 2022 and 2021, respectively.
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

Key liquidity events during the first nine months of 2022 and 2021 included:

•

Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.5 billion during the first nine months of 2022 compared to $1.0 billion during the first nine months of 2021.  Capital investments for the full year 2022 are expected to be approximately $2.2 billion as compared to $1.7 billion for the full year 2021 as Schlumberger continues to support the strong revenue growth that is expected to continue in 2023.

•

During the first nine months of 2022 working capital consumed $1.8 billion of liquidity as compared to $0.8 billion during the same period of 2021. The year-on-year increase in working capital consumption was primarily driven by an increase in receivables due to the significant revenue growth.  Inventory also increased as lead times were managed in anticipation of continued growth.

•	During the first nine months of 2022, Schlumberger sold 33.8 million of its shares in Liberty and received proceeds of $513 million.
•	During the second quarter of 2022, Schlumberger sold certain real estate and received proceeds of $120 million.
•	In April 2022, Schlumberger announced a 40% increase to its quarterly cash dividend from $0.125 per share of outstanding common stock to $0.175 per share.
•

On January 21, 2016, the Board approved a $10 billion share repurchase program for Schlumberger common stock.  Schlumberger had repurchased $1.0 billion of Schlumberger common stock under this program as of September 30, 2022.  Schlumberger did not repurchase any of its common stock during the first nine months of 2022.

As of September 30, 2022, Schlumberger had $3.61 billion of cash and short-term investments on hand.  Schlumberger had committed debt facility agreements aggregating $6.47 billion, all of which was available and unused.  Schlumberger believes these amounts are sufficient to meet future business requirements for at least the next 12 months.

There were no borrowings under the commercial paper programs at September 30, 2022.

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

Schlumberger generates revenue in more than 120 countries.  As of September 30, 2022, only four of those countries individually accounted for greater than 5% of Schlumberger’s net receivable balance, of which two (the United States and Mexico) accounted for greater than 10% of such receivables.

Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of September 30, 2022 is approximately $0.9 billion of receivables relating to Mexico. Schlumberger’s receivables from its primary customer in Mexico are not in dispute and Schlumberger has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

During the third quarter of 2022, Schlumberger, Aker Solutions and Subsea 7 announced an agreement to form a joint venture to drive innovation and efficiency in subsea production by helping customers unlock reserves and reduce cycle time. The agreement will bring together a portfolio of innovative technologies such as subsea gas compression, all-electric subsea production systems and other electrification capabilities that help customers meet their decarbonization goals. The proposed joint venture will combine Schlumberger’s and Aker Solutions’ subsea businesses. Subsea 7 will be an equity partner in the new joint venture.

In addition to contributing its subsea business to the joint venture, at closing Schlumberger will issue to Aker Solutions shares of Schlumberger common stock valued at $306.5 million. Concurrently, Subsea 7 will purchase its 10% interest in exchange for $306.5 million in cash to Aker Solutions. The joint venture also will issue a promissory note to Aker Solutions for $87.5 million. At closing of the joint venture, Schlumberger will own 70%, with Aker Solutions owning 20% and Subsea 7 owning 10%. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the second half of 2023.

Additional Information

In March 2022, Schlumberger decided to immediately suspend new investment and technology deployment to its Russia operations. Russia represented approximately 6% of Schlumberger’s worldwide revenue during the first nine months of 2022. The carrying value of Schlumberger’s net assets in Russia was approximately $0.9 billion as of September 30, 2022. This consisted of $0.4 billion of receivables, $0.5 billion of other current assets, $0.4 billion of fixed assets and $0.4 billion of current liabilities.

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

FORWARD-LOOKING STATEMENTS

This third-quarter 2022 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,”  “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about Schlumberger’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for Schlumberger as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by Schlumberger and the oil and gas industry; the business strategies of Schlumberger, including digital and “fit for basin,” as well as the strategies of Schlumberger’s customers; Schlumberger’s effective tax rate; Schlumberger’s APS projects, joint ventures, and other alliances; Schlumberger’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by Schlumberger’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of Schlumberger’s customers and suppliers; Schlumberger’s inability to achieve its financial and performance targets and other forecasts and expectations; Schlumberger’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in Schlumberger’s supply chain; production declines; the extent of future charges; Schlumberger’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or Schlumberger New Energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this third-quarter 2022 Form 10-Q are made as of October 26, 2022, and Schlumberger disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

As of September 30, 2022, Schlumberger had repurchased $1.0 billion of Schlumberger common stock under its $10 billion share repurchase program. Schlumberger did not repurchase any of its common stock during the first nine months of 2022.

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

Schlumberger’s residual transactions or dealings with the government of Iran during the third quarter of 2022 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of Schlumberger maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of Schlumberger for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. Schlumberger anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to Schlumberger for prior services rendered in Iran.

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

Schlumberger Limited (Registrant)
Date:	October 26, 2022	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory