Form 10-K
period 2022-12-31
SCHLUMBERGER LIMITED/NV
filed 2023-01-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $50.51 billion.

As of December 31, 2022, the number of shares of common stock outstanding was 1,420,188,492.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, the registrant’s definitive proxy statement for its 2023 Annual General Meeting of Stockholders, to be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2022 (the “2023 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “SLB,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V.) and its consolidated subsidiaries.

We are SLB. In October 2022, we announced our brand which is built around a new name—SLB—and a logo that underscores our vision for a decarbonized energy future. This move affirmed our transformation from the world’s largest oilfield services company to a global technology company focused on driving energy innovation. The SLB brand builds on nearly a century of technology innovation and industrialization expertise in the energy services industry—continuing to drive innovation, decarbonization and performance for the oil and gas industry while increasing our focus on low- and zero-carbon energy technology solutions. Our new identity symbolizes SLB's commitment to moving farther and faster in facilitating the world's energy needs today and forging the road ahead for a sustainable future.

SLB is a global technology company driving energy innovation for a balanced planet. With a global presence in more than 100 countries and employees representing almost twice as many nationalities, we work each day on innovating oil and gas, delivering digital at scale, decarbonizing industries, and developing and scaling new energy systems that accelerate the energy transition.

SLB is organized under four Divisions that combine and integrate SLB’s technologies, enhancing our ability to support the emerging long-term growth opportunities in each of these market segments. The Divisions operate through the geographical structure of four Basins that are aligned with critical concentrations of activity: Americas Land, Offshore Atlantic, Middle East & North Africa, and Asia. The Basins are configured around common regional characteristics that enable us to deploy fit-for-purpose technologies, operating models and skills to meet the specific customer needs in each Basin and are focused on agility, responsiveness, and competitiveness. The Basins are organized into GeoUnits, which can be a single country or made up of several countries. With a strong focus on customers, the Basins identify opportunities for growth.

Supporting the Divisions is a global network of research and development centers. Through these centers we advance SLB’s technology programs to enhance industry efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery, and increase asset value safely, securely, and sustainably.

The four Divisions are:

•	Digital & Integration
•	Reservoir Performance
•	Well Construction
•	Production Systems

Digital & Integration – Combines SLB’s industry-leading digital solutions and data products with its integrated offering of Asset Performance Solutions (“APS”). This Division enables greater performance for our customers by reducing cycle times and risk, accelerating returns, increasing productivity, and lowering costs and carbon emissions.

The primary offerings comprising this Division are:

•

Digital solutions: Includes products, services, and solutions that span the energy value chain from subsurface characterization through field development and hydrocarbon production to carbon management and the integration of adjacent energy systems. Offerings are founded upon proprietary and open-source data platform technologies, industry-leading simulators and workflow tools, and include domain-specific application of innovative digital capabilities such as artificial intelligence and machine learning. Solutions are deployable on traditional on-premise IT infrastructures, the cloud, and the edge, allowing for full market coverage irrespective of customer constraints.

•

Exploration data and data processing: Provides comprehensive worldwide reservoir interpretation and data processing services, enabled by a scientifically advanced platform and innovative subsurface imaging techniques for exploration data, also referred to as “multiclient surveys.” Offers one of the industry’s most extensive multiclient libraries.

•

Asset Performance Solutions: Offers an integrated business model for field production projects, by combining SLB’s services and products with drilling rig management and specialized engineering and project management expertise, to provide a complete solution to well construction and production improvement. As of December 31, 2022, SLB’s APS portfolio primarily consisted of three field production projects in Ecuador and one in Canada.

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

The primary offerings comprising this Division are:

•

Wireline: Provides the information necessary to evaluate subsurface geology and fluids to plan and monitor well construction and to monitor and evaluate well production through both openhole and cased hole services, including wireline logging and perforating.

•

Testing: Provides exploration and production pressure and flow-rate measurement services both at the surface and downhole supported by a network of laboratories that facilitate rock and fluid characterization.

•

Stimulation and Intervention: Provides services used during well completions, as well as those used to maintain optimal production throughout the life of a well, including pressure pumping, well stimulation, and coiled tubing equipment for downhole mechanical well intervention, reservoir monitoring, and downhole data acquisition.

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada (“OneStim®”), including its pressure pumping, pumpdown perforating, and Permian frac sand businesses, to Liberty Energy Inc. (“Liberty”), in exchange for a 37% equity interest in Liberty. OneStim’s historical results were reported as part of the Reservoir Performance Division through the closing of the transaction. As of December 31, 2022, SLB had a 5% equity interest in Liberty.

Well Construction – Combines the full portfolio of products and services to optimize well placement and performance, maximize drilling efficiency, and improve wellbore assurance. Well Construction provides operators and drilling rig manufacturers with services and products related to designing and constructing a well.

The primary offerings comprising this Division are:

•

Drilling & Measurements: Provides mud logging services for geological and drilling surveillance, directional drilling, measurement-while-drilling, and logging-while-drilling services for all well profiles as well as engineering support.

•	Drilling Fluids: Supplies individually engineered drilling fluid systems that improve drilling performance and maintain well control and wellbore stability throughout drilling operations.
•	Drill Bits: Designs, manufactures, and markets roller cone and fixed cutter drill bits for all drilling environments.
•	Drilling Tools: Includes a wide variety of bottom-hole-assembly and borehole enlargement technologies for drilling operations.
•	Well Cementing: Provides products and services that secure and protect well casings while isolating fluid zones and maximizing wellbore activity.
•

Integrated Well Construction: Provides integrated solutions to construct or change the architecture (re-entry) of wells, including well planning, well drilling, engineering, supervision, logistics, procurement and contracting of third parties, and drilling rig management.

•

Rigs and Equipment: Provides drilling equipment and services for shipyards, drilling contractors, operators, and rental tool companies, as well as land drilling rigs and related services. Drilling equipment falls into two broad categories: pressure control equipment and rotary drilling equipment. These products are designed for either onshore or offshore applications and include drilling equipment packages, blowout preventers, blowout preventer control systems, connectors, riser systems, valves and choke manifold systems, top drives, mud pumps, pipe handling equipment, rig designs and rig kits.

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

•	Surface: Designs and manufactures onshore and offshore platform wellhead systems and processing solutions, including valves, chokes, actuators, and surface trees, and provides services to operators.
•

Valves: Serves portions of the upstream, midstream, and downstream markets and provides valve products that are primarily used to control and direct the flow of hydrocarbons as they are moved from wellheads through flow lines, gathering lines and transmission systems to refineries, petrochemical plants, and industrial centers for processing.

•

Processing: Enables efficient monetization of subsurface assets using standard and custom-designed onshore, offshore, and downstream processing and treatment systems, as well as unique, reservoir-driven, fit-for-purpose integrated production systems for accelerating first production and maximizing project economics.

•

OneSubsea®: Provides integrated solutions, products, systems, and services for the subsea market, including integrated subsea production systems involving wellheads, subsea trees, manifolds and flowline connectors, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.

During the third quarter of 2022, SLB, Aker Solutions, and Subsea 7 announced an agreement to form a joint venture to drive innovation and efficiency in subsea production by helping customers unlock reserves and reduce cycle time. The agreement will bring together a portfolio of innovative technologies such as subsea gas compression, all-electric subsea production systems and other electrification capabilities that help customers meet their decarbonization goals. The proposed joint venture will combine SLB’s and Aker Solutions’ subsea businesses. Subsea 7 will be an equity partner in the new joint venture.

In addition to contributing its subsea business to the joint venture, at closing SLB will issue to Aker Solutions shares of SLB common stock valued at $306.5 million. Concurrently, Subsea 7 will purchase its 10% interest in exchange for $306.5 million in cash to Aker Solutions. The joint venture also will issue a promissory note to Aker Solutions for $87.5 million. At closing of the joint venture, SLB will own 70%, with Aker Solutions owning 20% and Subsea 7 owning 10%. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the second half of 2023.

Corporate Strategy

SLB is committed to addressing the most difficult challenges in the energy industry by pushing the limits of innovation while remaining the performance partner of choice for our customers across the globe. This commitment is underscored by a bold corporate vision: to drive energy innovation for a balanced planet.

At the core of our vision is a returns-focused strategy designed to meet the current and future needs of customers while returning value to shareholders. Since launching the strategy in 2019, it has delivered impressive results, which include:

•	Strengthening our core business by high-grading the Company’s portfolio, choosing to exit certain margin-dilutive, commoditized and capital-intensive businesses and projects.
•	Optimizing operations by executing the largest restructuring in the Company’s history, creating a more agile, leaner organization that is better aligned with customer workflows.
•	Enhancing the go-to-market approach through our Basin organization and the launch of fit-for-basin and technology access initiatives.
•	Investing in long-term, resilient growth opportunities in gas, offshore, digital and decarbonization resulting in a stronger footing in gas and offshore development projects.
•	Developing an industry-leading digital platform and launching SLB’s New Energy business to grow lower-carbon or carbon-neutral technologies beyond oil and gas.

Today, the world faces the trilemma of providing secure and affordable energy to meet growing demand, while rapidly decarbonizing for a sustainable future. With nearly a century of market and technology leadership, SLB is well positioned to be a leader in providing solutions to address this trilemma. The evolving marketplace will require bold new technologies and ideas, digital transformation and a deep commitment to sustainability. With a balanced transition in mind, we are focused on three engines of growth: Core, Digital and New Energy.

Core

Consisting of Reservoir Performance, WeIl Construction and Production Systems, Core remains the Company’s largest engine of growth. Building on decades of technology advancement, we will continue innovating new products, services and technologies that make the exploration, development and production of oil and gas assets cleaner, more resilient, and more efficient, with lower carbon and less impact on the environment.

We will continue to build on our fit-for-basin approach and technology access initiatives, developing bespoke and custom technology tailored to the regions and environments in which we operate. This strategy will allow us to address the rapid evolution of our industry into more regional markets, each with distinct resource plays and economics.

With the continued growth of digitally enabled technologies that improve efficiency and performance, including our Transition Technologies™ portfolio (which is further described below) and our SLB End-to-End Emissions Solution (SEES) methane elimination business, the Company will provide solutions that enable customers to increase production from their reserves at a competitive cost and low carbon intensity per barrel equivalent.

Digital

Digital capabilities continue to grow throughout the energy industry as a key enabler to manage the complex systems required to meet current energy demands and to harness the promise of a lower carbon future. SLB is uniquely positioned to support customers on their digital journeys by managing data migration, workflow redesign and transition to the cloud.

SLB’s customers have access to leading digital products and services that help to meet their sustainability goals by driving transparency, better measurement, more effective planning and more impactful and reliable outcomes. To continue elevating customer offerings, we will accelerate the adoption of our proprietary cloud offering DELFI, enabling enterprise data management, delivering autonomous operations, and innovating through domain-driven artificial intelligence.

As customers transition from our established software applications to our DELFI digital platform, they will shift from a user-based license model to software-as-a-service (SaaS) subscriptions. This will enable them to evolve from legacy infrastructure and deliver new levels of value creation, with access to key resources such as storage and computing from our cloud partners and access to our industry-leading simulators.

New Energy

New Energy offers a significant opportunity to use our experience and scale to drive innovation for a low-carbon economy spanning many industries. We are building a broad, diverse portfolio across New Energy sectors, selected for their materiality and adjacency to existing SLB market strengths and our ability to offer differentiated technology.

Our New Energy portfolio builds on three fundamental SLB strengths: our unique subsurface domain expertise, applicable beyond oil and gas; our differentiated track record for innovation and industrialization; and our ability to deploy at scale in any region of the world with local knowledge and talent.

SLB will continue forging partnerships across various industries to focus on five emerging technologies: carbon solutions, hydrogen, geothermal and geoenergy, stationary energy storage, and critical minerals. Our ambition is to seed technology capabilities in each of these domains and grow throughout the decade, ultimately scaling our New Energy offering into the Company’s fastest growing and largest division.

•

Carbon Solutions: Carbon capture, utilization, and sequestration (“CCUS”) is critical to advancing decarbonization and achieving the goals of the Paris Agreement on climate change. With industry-leading reservoir modeling capabilities, SLB has been in the CCUS business for more than three decades. The Company is actively progressing CCUS technologies and business models to enable widespread adoption and is exploring collaborations in facility design, building, and operations and going beyond subsurface characterization and well construction to include capture technology, project economics, technology selection, and permitting.

•

Hydrogen as an Energy Carrier: SLB is investing in hydrogen generation technologies. One such investment is Genvia, a unique private-public partnership that combines SLB’s expertise and experience with that of the French Alternative Energies and Atomic Energy Commission (“CEA”) and partners. Genvia aims to deliver the most efficient and cost-effective technology for producing clean hydrogen—a versatile source of energy and key component of the energy transition.

•

Geothermal and Geoenergy: Geothermal power leverages the heat of the earth to generate electricity by tapping into hot water and steam zones that are continuously recharged, both naturally and by heat injection from sources such as power plant by-products. With decades of expertise in the sector, Geothermex, an SLB company, provides the full spectrum of deep geothermal resource development services—from exploration and drilling to analysis, resource modeling and management, financial modeling, and operational support. Celsius Energy is a New Energy venture that uses shallow geoenergy to provide heating and cooling solutions for new or existing construction and leverages SLB’s extensive knowledge of subsurface behavior, operational automation technology, and science expertise.

•

Stationary Energy Storage: Stationary energy storage is a key enabler to make variable renewable energy sources (solar or wind) a larger component of the world’s electricity systems, via energy shifting—enabling power to be delivered in the right place, at the right time, to meet demand. As renewables penetration increases, so does the need for additional storage to ensure the efficiency of the renewable assets and reliability of electricity systems. Large-scale, long-duration energy storage is key, and this market is growing rapidly. SLB is investing in storage technologies including EnerVenue, a start-up that delivers nickel-hydrogen, non-lithium based, economic, safe battery technology that targets the 10-hour storage market.

•

Critical Minerals: SLB is applying its knowledge of extraction technologies and processing to the location and sources of critical minerals that will be required to support alternative energy sources. An example of this is our NeoLith Energy technology venture, which uses a differentiated direct lithium extraction process to produce high-purity, battery-grade lithium material while reducing the production time from over a year to just weeks. This unique process is in sharp contrast to conventional evaporative methods of extracting lithium, with significantly reduced water consumption and physical footprint.

Sustainability

SLB’s emissions reduction strategy is at the center of our identity and vision, and our commitment to a sustainable future is underscored by bold science-backed targets aligned with the Paris Agreement. In 2021, SLB became the first company in the energy services industry to commit to a 2050 net-zero greenhouse gas (“GHG”) emissions target including all three emission scopes. By setting targets based on SLB’s total 2019 baseline GHG footprint—inclusive of Scope 3 emissions (which accounted for approximately 95% of SLB’s baseline)—and not just its Scope 1 and 2 footprint, SLB’s comprehensive emissions reduction roadmap addressees the entire oil and gas value chain.

SLB’s 2050 net zero target is supported by the following interim milestones, using 2019 as the baseline year:

-	by 2025, a 30% reduction in Scope 1 and Scope 2 emissions;
-	by 2030, a 50% reduction in Scope 1 and Scope 2 emissions; and
-	by 2030, a 30% reduction in Scope 3 emissions.

There are three key components to SLB achieving the 2050 net-zero target: reducing operational emissions, reducing customer emissions that occur while using SLB technology, and taking carbon-negative actions of sufficient scale to offset any residual operating and technology emissions that the Company may have in 2050. SLB’s Scope 1 and 2 emissions primarily come from fuel use and electricity consumption: Scope 3 emissions are indirect, such as emissions from customers’ use of SLB technology and emissions from our use of third-party goods and services.

In tandem with our 2050 net-zero commitment, SLB introduced a portfolio of Transition Technologies in 2021. This portfolio includes a select group of products and services that quantifiably reduce our customers’ GHG emissions footprint, while continuing to drive high performance, reliability and efficiency. This portfolio will be supported by an industry-leading impact quantification framework and is set to grow as sustainability is further embedded in the Company’s research and development process.

While there is an ambitious path ahead, we are cementing our position as a sustainability leader today. SLB continues to be one of the highest-ranked companies in the energy industry across key environmental, social, and governance ratings agencies as of December 31, 2022. This recognition confirms the strategy we have in place and our commitment to leading change in the industry.

Human Capital

As a leading global technology company, with a workforce consisting of approximately 99,000 people in more than 100 countries, one of SLB’s greatest strengths is the diversity of our people. We believe that our ability to attract, develop, motivate, and retain a highly competent and diverse workforce has been paramount to our success for many decades. We recognize that cultivating diversity and promoting inclusion are essential to attracting the best talent from around the world and enabling creativity and innovation to drive business success.

Energy transition and changing geopolitics are increasingly impacting our people and customers. SLB is competitively well-positioned from both a people and technology perspective to manage these factors and capture the opportunity that it represents for SLB and the countries where we work.

Our national and cultural diversity is based in our philosophy to recruit and develop people from the communities where we work. As a result, we maintain a workforce nationality mix aligned to the revenue derived from the countries in which we work, as reflected in the charts below. Our long-standing commitment to national and cultural diversity, which is seen throughout every layer of SLB, fosters a culture that is global in outlook, yet local in practice.

In addition to national and cultural diversity, gender balance is an important part of our diversity, equity, and inclusion strategy. We are committed to leading our industry in gender diversity, and we are on track to reach our interim milestone of having women represent 25% of our salaried employees by 2025. Our next milestone is for women to comprise 30% of our salaried employees by 2030.

SLB is proud to provide a career platform that enables a culture of lifelong learning for all employees and is committed to offering borderless careers and making career decisions based on merit. SLB’s borderless career philosophy is powered by its talent and mobility practices, which offer employees multiple, flexible career paths to help them acquire the required skills to reach their potential. We provide continuous growth opportunities through a combination of learning and experience. SLB strives to identify talent early and to provide opportunities for those employees who demonstrate exceptional performance and the ability to progress to higher levels within the organization. These opportunities accelerate career development while fostering an agile workforce and the next generation of business leaders.

Competition

The principal methods of competition within the energy services industry are technological innovation, quality of service, and price differentiation. These factors vary geographically and are dependent upon the different services and products that SLB offers. SLB has numerous competitors, both large and small.

Intellectual Property

SLB owns or controls the industry’s leading portfolio of intellectual property, including but not limited to patents, proprietary information, trade secrets, and software tools and applications that, in the aggregate, are material to SLB’s business. While SLB seeks and holds numerous patents covering various products and processes, no particular patent or group of patents is material to SLB’s business.

Seasonality

Seasonal changes in weather and significant weather events can temporarily affect the delivery of SLB’s products and services. For example, the spring thaw in Canada and other Northern climates and consequent road restrictions can affect activity levels, while the winter months in the North Sea, Russia, and China can produce severe weather conditions that can temporarily reduce levels of activity. In addition, hurricanes and typhoons can disrupt coastal and offshore operations. Furthermore, customer spending patterns for exploration data, software, and other products may result in higher activity in the fourth quarter of the year as clients seek to fully utilize their annual budgets. Conversely, customer budget constraints in North America may lead to lower demand for our services and products in the fourth quarter of the year.

Customers

SLB’s primary customers are national oil companies, large integrated oil companies and independent operators. No single customer exceeded 10% of SLB’s consolidated revenue during each of 2022, 2021 and 2020.

Governmental Regulations

SLB is subject to numerous environmental and other governmental and regulatory requirements related to its operations worldwide. For additional details, see “Item 1(a). Risk Factors – Legal and Regulatory Risks”, which is incorporated by reference in this Item 1.

Corporate Information

SLB was founded in 1926. Schlumberger Limited, the NYSE-listed parent of the SLB family of companies, is incorporated under the laws of Curaçao and has executive offices in Paris, Houston, London, and The Hague. The Company changed its brand name to SLB in 2022 but did not change the legal name of its listed parent company, which remains Schlumberger Limited.

Available Information

The SLB website is www.slb.com. SLB uses its Investor Relations website, https://investorcenter.slb.com/, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. SLB makes available free of charge through its Investor Relations website at https://investorcenter.slb.com/, access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Copies are also available, without charge, from SLB Investor Relations, 5599 San Felipe, 17th Floor, Houston, Texas 77056. Unless expressly noted, the information on its website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing SLB makes with the SEC.

Information About Our Executive Officers

The following table sets forth, as of January 25, 2023, the names and ages of SLB’s executive officers, including all offices and positions held by each executive officer during the past five years.

Name	Age	Current Position and Five-Year Business Experience

Olivier Le Peuch	59

Chief Executive Officer and Director, since August 2019; Chief Operating Officer, February 2019 to July 2019; Executive Vice President, Reservoir and Infrastructure, May 2018 to February 2019; and President, Cameron Group, February 2017 to May 2018.

Khaled Al Mogharbel	52

Executive Vice President, Geographies, since July 2020; Executive Vice President, Operations, April 2019 to June 2020; Executive Vice President, Eastern Hemisphere, February 2019 to March 2019; and President, Eastern Hemisphere, May 2017 to January 2019.

Stephane Biguet	54	Executive Vice President and Chief Financial Officer, since January 2020; and Vice President, Finance, December 2017 to January 2020.

Abdellah Merad	49

Executive Vice President, Core Services and Equipment, since April 2022; Executive Vice President, Performance Management, May 2019 to March 2022; and President, Production Group, October 2017 to April 2019.

Katharina Beumelburg	46

Chief Strategy and Sustainability Officer, since May 2021; Senior Vice President, Transmission Service, Siemens Energy, Siemens AG (a multinational industrial manufacturing company), April 2020 to May 2021; and Executive Vice President, Strategy, Siemens Gas and Power, Siemens AG, November 2016 to April 2020.

Demosthenis Pafitis	55	Chief Technology Officer, since February 2020; and Senior Vice President, SLB 4.0 Platforms, from December 2017 to January 2020.

Dianne Ralston	56

Chief Legal Officer, since December 2020, and Secretary, since April 2021; and Executive Vice President, Chief Legal Officer, and Secretary, TechnipFMC plc (a global oilfield services company), January 2017 to September 2020.

Carmen Rando Bejar	45

Chief People Officer, since April 2022; Vice President, Global Business Services, September 2019 to March 2022; Operational Planning and Resource Manager, Drilling and Measurements, April 2018 to August 2019; and Operations Systems Manager, Drilling and Measurements, August 2016 to March 2018.

Gavin Rennick	48	President, New Energy, since April 2022; Vice President, Human Resources, February 2019 to March 2022; and President, Software Integrated Solutions, January 2017 to February 2019.

Rajeev Sonthalia	54

President, Digital & Integration, since July 2020; President, Integrated Performance Management, October 2019 to June 2020; Vice President, Marketing, Wells, May 2018 to September 2019; and Vice President, Eastern Hemisphere, Reservoir Characterization Group, October 2017 to April 2018.

Kevin Fyfe	49	Vice President and Treasurer, since July 2022; and Vice President and Controller, October 2017 to June 2022.

Howard Guild	51	Chief Accounting Officer, since July 2005.

Ugo Prechner	45

Vice President and Controller, since August 2022; Well Construction Controller, July 2020 to July 2022; Controller Operations, August 2019 to June 2020; and M-I Swaco Controller, October 2017 to August 2019.

Vijay Kasibhatla	59	Director, Mergers and Acquisitions, since January 2013.

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

We urge you to consider carefully the risks described below, which discuss the material factors that make an investment in our securities speculative or risky, as well as in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K, any of which could materially adversely affect our financial condition, results of operations and cash flows. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, reputation, financial condition, results of operations, cash flows and prospects.

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

Historically, oil and gas prices have experienced significant volatility and can be affected by a variety of factors, including:

•	changes in the supply of and demand for hydrocarbons, which are affected by general economic and business conditions;

•	the costs of exploring for, producing, and delivering oil and gas;

•	the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance known as OPEC+ to set and maintain production levels for oil;

•	the level of oil and gas exploration and production activity;

•	the level of excess production capacity;
•	the level of refining capacity;

•	the level of oil and gas inventories;

•	access to potential resources;

•	political and economic uncertainty and geopolitical unrest;

•	governmental laws, policies, regulations, subsidies, and other actions, including initiatives to promote the use of renewable energy sources;

•	speculation as to the future price of oil and the speculative trading of oil and gas futures contracts;

•	technological advances affecting energy consumption; and

•	extreme weather conditions, natural disasters, and public health or similar issues, such as pandemics and epidemics.

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

Disruptions in the political, regulatory, economic, and social environments of the countries in which we operate could adversely affect our reputation, financial condition, results of operations and cash flows.

We are a global technology company, and our non-US operations accounted for approximately 84% of our consolidated revenue in 2022, 85% in 2021 and 81% in 2020. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions or operational challenges that may adversely affect the demand for our products and services, or our reputation, financial condition, results of operations or cash flows. These factors include, but are not limited to, the following:

•	uncertain or volatile political, social, and economic conditions;
•	exposure to expropriation, nationalization, deprivation or confiscation of our assets or the assets of our customers, or other governmental actions;

•	social unrest, acts of terrorism, war, or other armed conflict;

•	public health crises and other catastrophic events, such as the COVID-19 pandemic;

•	confiscatory taxation or other adverse tax policies;

•	theft of, or lack of sufficient legal protection for, proprietary technology and other intellectual property;

•	deprivation of contract rights;

•

trade and economic sanctions or other restrictions imposed by the European Union, the United States, the United Kingdom, China, or other regions or countries that could restrict or curtail our ability to operate in certain markets;

•	unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;

•	restrictions on the repatriation of income or capital;

•	currency exchange controls;

•	inflation; and

•	currency exchange, rate fluctuations and devaluations.

As an example of a risk resulting from our global operations, in March 2022 we decided to immediately suspend new investment and technology deployment to our Russia operations. Russia represented approximately 6% of our worldwide revenue during 2022. The carrying value of our net assets in Russia was approximately $0.7 billion as of December 31, 2022. This consisted of $0.3 billion of receivables, $0.3 billion of fixed assets, $0.5 billion of current assets, and $0.4 billion of current liabilities.

We continue to actively monitor the dynamic situation in Ukraine and applicable laws, sanctions and trade control restrictions resulting from the conflict. The extent to which our operations and financial results may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; the effect of further laws, sanctions and trade control restrictions on our business, the global economy and global supply chains; and the impact of fluctuations in the exchange rate of the ruble. Continuation or escalation of the conflict may also aggravate this and other risk factors identified in this Form 10-K, including cybersecurity, regulatory, and reputational risks.

Failure to effectively and timely address the energy transition could adversely affect our business, results of operations and cash flows.

Our long-term success depends on our ability to effectively address the energy transition, which will require adapting our technology portfolio to changing customer preferences and government requirements, developing solutions to decarbonize oil and gas operations, and scaling innovative low-carbon and carbon-neutral technologies. If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products and services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

Our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends in part on our ability to provide effective data security protection in connection with our digital technologies and services. We rely on information technology networks and systems for internal purposes, including secure data storage, processing, and transmission, as well as in our interactions with our business associates, such as customers and suppliers. We also develop software and other digital products and services that store, retrieve, manipulate, and manage our customers’ information and data, external data, personal data, and our own data. Our digital technologies and services, and those of our business associates, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from phishing emails and ransomware infections. Even if we successfully defend our own digital technologies and services, we also rely on third-party business associates, with whom we may share data and services, to defend their digital technologies and services against attack.

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to, our customers’ data, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, could result in significant damage to our reputation or disruption of the services we provide to our customers. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer customers using our digital products and services, which could have a material adverse impact on our financial condition, results of operations or prospects. In addition, if our systems, or our third-party business associates’ systems, for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees, business associates and other third parties, and may result in claims against us.

We operate in a highly competitive environment. If we are unable to maintain technology leadership, this could adversely affect any competitive advantage we hold.

The energy industry is highly competitive and rapidly evolving. Our business may be adversely affected if we fail to continue developing and producing innovative technologies in response to changes in the market, including customer and government requirements, or if we fail to deliver such technologies to our customers in a timely and cost-competitive manner. If we are unable to maintain technology leadership in our industry, our ability to maintain market share, defend, maintain, or increase prices for our products and services, and negotiate acceptable contract terms with our customers could be adversely affected. Furthermore, competing or new technologies may accelerate the obsolescence of our products or services and reduce the value of our intellectual property.

Limitations on our ability to obtain, maintain, protect, or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

There can be no assurance that the steps we take to obtain, maintain, protect, and enforce our intellectual property rights will be adequate. Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending, or are trade secrets. Our business may be adversely affected when our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Patent protection on some types of technology, such as software or machine learning processes, may not be available in certain countries in which we operate. Our competitors may also be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.

Third parties may claim that we have infringed upon or otherwise violated their intellectual property rights.

The tools, techniques, methodologies, programs, and components we use to provide our services and products may infringe upon or otherwise violate the intellectual property rights of others or be challenged on that basis. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business. Resolving such claims could increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of replacement technologies. If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product.

Legal and Regulatory Risks

Our operations require us to comply with numerous laws and regulations, violations of which could have a material adverse effect on our reputation, financial condition, results of operations or cash flows.

Our operations are subject to international, regional, national, and local laws and regulations in every place where we operate, relating to matters such as environmental protection, health and safety, labor and employment, human rights, import/export controls, currency exchange, bribery and corruption, data privacy and cybersecurity, intellectual property, immigration, and taxation. These laws and regulations are complex, frequently change, and have tended to become more stringent over time. In the event the scope of these laws and regulations expands in the future, the incremental cost of compliance could adversely affect our financial condition, results of operations, or cash flows.

Our operations are subject to anti-corruption and anti-bribery laws and regulations, such as the Foreign Corrupt Practices Act, the UK Bribery Act, and other similar laws. We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods and services to, and certain operations in, various countries or with certain persons. Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.

The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors, or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination that we have violated or are responsible for violations of applicable laws, including anti-bribery, trade control, trade sanctions or anti-corruption laws, could have a material adverse effect on our financial condition. Violations of international and US laws and regulations or the loss of any required licenses may result in fines and penalties, criminal sanctions, administrative remedies, or restrictions on business conduct, and could have a material adverse effect on our business, operations, and financial condition. In addition, any major violations could have a significant effect on our reputation and consequently on our ability to win future business and maintain existing customer and supplier relationships.

Existing or future laws, regulations, court orders or other public- or private-sector initiatives to limit greenhouse gas emissions or relating to climate change may reduce demand for our products and services.

Continuing political and social attention to the issue of climate change has resulted in both existing and proposed international agreements and national, regional, and local legislation and regulatory measures to limit GHG emissions. The implementation of these agreements, including the Paris Agreement, the Europe Climate Law, and other existing or future regulatory mandates, may adversely affect the demand for our products and services, impose taxes on us or our customers, require us or our customers to reduce GHG emissions from our technologies or operations, or accelerate the obsolescence of our products or services.

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

There is also increased focus by our customers, investors and other stakeholders on climate change, sustainability, and energy transition matters. Actions to address these concerns or negative perceptions of our industry or fossil fuel products and their relationship to the environment have led to initiatives to conserve energy and promote the use of alternative energy sources, which may reduce the demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. In addition, initiatives by investors and financial institutions to limit funding to companies in fossil fuel-related industries may adversely affect our liquidity or access to capital. Any of these initiatives may, in turn, adversely affect our financial condition, results of operations and cash flows.

Environmental compliance costs and liabilities arising as a result of environmental laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws and regulations relating to environmental protection, including those governing air and GHG emissions, water discharges and waste management, as well as the importation and use of hazardous materials, radioactive materials, chemicals, and explosives. The technical requirements of these laws and regulations are becoming increasingly complex, stringent, and expensive to implement. These laws sometimes provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety. Strict liability can render us liable for damages without regard to our degree of care or fault. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances, and, as a result, we could be liable for the actions of others.

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of potentially contaminated properties, and to claims alleging personal injury or property damage as a result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement or changing interpretations of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, operations, and financial condition.

We could be subject to substantial liability claims, including as a result of well incidents, which could adversely affect our reputation, financial condition, results of operations and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety, and environmental risks. Our operations involve production-related activities, radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development, and production environments. Accidents or acts of malfeasance involving these services or equipment, or a failure of a product (including as a result of a cyberattack), could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations, which could materially adversely affect us. Any well incidents, including blowouts at a well site or any loss of containment or well control, may expose us to additional liabilities, which could be material. Generally, we rely on contractual indemnities, releases, and limitations on liability with our customers and insurance to protect us from potential liability related to such events. However, our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

General Risk Factors

The COVID-19 pandemic and resulting adverse economic conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The COVID-19 pandemic caused, and any resurgence of the pandemic could again cause, a significant reduction in global economic activity, significantly weakening demand for oil and gas, and in turn, for our products and services. Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; limitations on access to sources of liquidity; supply chain disruptions; limitations on access to raw materials; employee impacts from illness; and local and regional closures or lockdowns, including temporary closures of our facilities and the facilities of our customers and suppliers. The extent to which our operating and financial results will continue to be affected by the pandemic will depend on various factors beyond our control, such as the continued severity of the pandemic, including any sustained geographic resurgence; the emergence of new variants and strains of the COVID-19 virus; and the success of actions to contain or treat the virus. COVID-19, and volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

Our aspirations, goals, and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed, and will continue to develop and set, goals, targets, and other objectives related to sustainability matters, including our net-zero target and our energy transition strategy. Statements related to these goals, targets and objectives reflect our current plans and aspirations and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Our targets are based on empirical data and estimates that reflect the current best practices for measuring or estimating emissions, but we anticipate that future innovations in both measurement technologies and estimation methodologies could cause us to revise our baseline as well as re-calculate progress toward our targets.

Our business faces increased scrutiny from certain investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

Failure to attract and retain qualified personnel could impede our operations.

Our future success depends on our ability to recruit, train, and retain qualified personnel. We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the personnel necessary for our businesses intensifies as activity increases, technology evolves and customer demands change. In periods of high utilization, it is often more difficult to find and retain qualified individuals. This could increase our costs or have other material adverse effects on our operations.

Severe weather events, including extreme weather conditions associated with climate change, have in the past and may in the future adversely affect our operations and financial results.

Our business has been, and in the future will be, affected by severe weather events in areas where we operate, which could materially affect our operations and financial results. Extreme weather conditions such as hurricanes, flooding, landslides, and heat waves have in the past resulted in, and may in the future result in, the evacuation of personnel, stoppage of services and activity disruptions at our facilities, in our supply chain, or at well-sites, or result in disruptions of our customers’ operations. Particularly severe weather events affecting platforms or structures may result in a suspension of activities. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, and hurricane-strength winds may damage our facilities. Any such extreme weather events may result in increased operating costs or decreases in revenue.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

SLB owns or leases numerous manufacturing facilities, administrative offices, service centers, research centers, data processing centers, mines, and other facilities throughout the world, none of which are individually material.

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

PART II

Item 5.  Market for SLB’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2022, there were 22,341 stockholders of record. The principal US market for SLB’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on SLB common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2017 in SLB common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that SLB specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

SLB Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Schlumberger Ltd
S&P 500 Index
Philadelphia Oil Service Index (OSX)

Share Repurchases

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. SLB had repurchased $1.0 billion of its common stock under this program as of December 31, 2022. SLB did not repurchase any of its common stock during 2022.

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

This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021.   Discussions of 2020 items and year-to-year comparison between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

2022 Executive Overview

We delivered strong fourth quarter results and concluded a remarkable year for SLB with great success. Full-year 2022 revenue of $28.1 billion increased 23% year on year. All Divisions and geographical areas experienced double digit revenue growth.

2022 was transformative for SLB as we set new safety, operational, and performance benchmarks for our customers and strengthened our market position both internationally and in North America. We launched our bold new brand identity, reinforcing our leadership position in energy technology, digital, and sustainability, and demonstrated our ability to deliver superior earnings in this early phase of a structural upcycle in energy.

In North America, we seized the growth cycle throughout the year, increased our pretax operating margins close to 600 basis points (“bps”), and almost doubled our pretax operating income. We effectively harnessed our refocused portfolio, fit-for-basin technology, and performance differentiation to gain greater market access and improved pricing, particularly in the drilling markets where we significantly outperformed rig count growth. Today, we have built one of the highest-quality oilfield services and equipment businesses in North America through the implementation of our returns-focused strategy.

In the international markets, after a first half of the year that was impacted by geopolitical conflict and supply chain bottlenecks, activity began to visibly expand in the second half of the year, resulting in full year revenue growth of 20% and margin expansion of more than 150 bps. We laid the foundation for further growth and margin expansion through pricing improvements and a solid pipeline of incremental contract awards. In the Middle East, SLB is well positioned to be a key beneficiary of this visible market expansion, and we expect record levels of upstream investment by national oil companies to continue in the next few years. During the year, we secured a sizeable share of tender awards in the region, driven by our differentiated performance, fit-for-purpose technology, and best-in-class local content. Similarly, across offshore basins, we continue to consolidate our advantaged position with new contract awards, particularly in Latin America and Africa.

Beyond our financial results, we made significant progress in our sustainability initiatives during the year, including launching several new Transition Technologies to support the decarbonization of oil and gas. Our Transition Technologies portfolio revenue grew more than 30% year-on-year, and we project it will cross the $1 billion revenue mark in 2023.

Finally, we initiated increased returns to shareholders, demonstrating confidence in our strategy, our financial outperformance, and our commitment to superior returns. We increased our dividend by 40% in April 2022, followed by a further 43% increase in January 2023, and we resumed our share buyback program in the first quarter of 2023.

The fourth quarter affirmed a distinctive new phase in the upcycle with the much-anticipated acceleration of activity in the Middle East, as revenue in the region increased by double digits. Offshore activity continued to strengthen, partially offset by seasonality in the Northern Hemisphere. In North America, the US land rig count remains at robust levels, although the pace of growth is moderating. Additionally, pricing continues to trend favorably, extending beyond North America and into the international regions, supported by new technology and very tight equipment and service capacity in certain markets.

These activity dynamics, improved pricing, and our commercial success—particularly in the Middle East, offshore, and North American markets—combine to set a very strong foundation for outperformance in 2023.

We strengthened our balance by reducing our net debt by $1.7 billion to $9.3 billion, its lowest level since the second quarter of 2016, and repaid approximately $1.7 billion of gross debt during the year.

Looking ahead, we believe the macro backdrop and market fundamentals that underpin a strong multi-year upcycle for energy remain very compelling in both oil and gas and in low-carbon energy resources. First, oil and gas demand is forecasted by the International Energy Agency (“IEA”) to grow by 1.7 million barrels per day in 2023 despite concerns for a potential economic slowdown in certain regions. In parallel, markets remain very tightly supplied. Second, energy security is prompting a sense of urgency to make further investments to ensure capacity expansion and diversity of supply. And third, the secular trends of digital and decarbonization are set to accelerate with significant digital technology advancements, favorable government policy support, and increased spending on low-carbon initiatives and resources.

Based on these factors, global upstream spending projections continue to trend positively. Activity growth is expected to be broad-based, marked by an acceleration in international basins. These positive activity dynamics will be amplified by higher service pricing and tighter service sector capacity. The impact of loosening COVID-19 restrictions and an earlier than expected reopening of China could support further upside potential over 2023.

Overall, the combination of these effects will result in a very favorable mix for SLB with significant growth opportunities in our Core, Digital, and New Energy and we expect another year of very strong growth and margin expansion.

Fourth Quarter 2022 Results

		(Stated in millions)

	Fourth Quarter 2022		Third Quarter 2022
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital & Integration	$1,012	$382	$900	$305
Reservoir Performance	1,554	282	1,456	244
Well Construction	3,229	679	3,084	664
Production Systems	2,215	238	2,150	224
Eliminations & other	(131)	(24)	(113)	(37)
Pretax segment operating income		1,557		1,400
Corporate & other (1)		(169)		(155)
Interest income (2)		14		8
Interest expense (3)		(118)		(119)
Charges & credits (4)		63		-
	$7,879	$1,347	$7,477	$1,134

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (fourth quarter 2022: $19 million; third quarter 2022: $25 million).
(3)	Excludes interest expense included in the segments’ income (fourth quarter 2022: $3 million; third quarter 2022: $3 million).
(4)	Charges & credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $7.9 billion increased 5% sequentially. Revenue grew across all Divisions and geographical areas, with robust year-end sales in digital and particularly strong service activity offshore and in the Middle East where a significant inflection was witnessed as capacity expansion projects mobilized.

International revenue of $6.2 billion grew 5% sequentially, driven by continued strengthening activity. This revenue increase was led by the Middle East & Asia and Latin America, both of which grew 7%. In North America, revenue of $1.6 billion increased 6% sequentially driven by strong year-end exploration data licensing sales in the US Gulf of Mexico boosting North America offshore revenue.  US land revenue increased 4% sequentially due to drilling revenue growth, which outperformed the rig count growth.

Fourth-quarter pretax segment operating margin of 19.8% was the highest since 2015.

Digital & Integration

Digital & Integration fourth-quarter revenue of $1.0 billion increased 12% sequentially, propelled by the year-end exploration data licensing sales in the US Gulf of Mexico and Africa; increased Asset Performance Solutions (“APS”) project activity in Ecuador and higher digital sales internationally.

Digital & Integration pretax operating margin of 38% expanded 386 bps sequentially, due to improved profitability in exploration data licensing and digital solutions.

Reservoir Performance

Reservoir Performance revenue of $1.6 billion increased 7% sequentially from new projects and activity gains internationally, particularly in the Middle East and Africa.

Reservoir Performance pretax operating margin of 18% expanded 146 bps sequentially. Profitability was boosted by higher offshore and exploration activity, mainly in Africa, and strong development activity, particularly in US land and Middle East & Asia.

Well Construction

Well Construction revenue of $3.2 billion increased 5% sequentially, outperforming global rig count growth due to strong activity from new projects and solid pricing improvements internationally, particularly in the Middle East & Asia and Latin America.

Well Construction pretax operating margin of 21% contracted 50 bps sequentially, as improved profitability from increasing activity in the Middle East & Asia, North America, and Latin America was more than offset by the onset of seasonal effects in the Northern Hemisphere.

Production Systems

Production Systems revenue of $2.2 billion increased 3% sequentially primarily due to higher international sales of artificial lift, completions, and midstream productions systems.

Production Systems pretax operating margin of 11% expanded 32 bps sequentially primarily due to an improved revenue mix.

Full-Year 2022 Results

		(Stated in millions)

	2022		2021
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital & Integration	$3,725	$1,357	$3,290	$1,141
Reservoir Performance	5,553	881	4,599	648
Well Construction	11,397	2,202	8,706	1,195
Production Systems	7,862	748	6,710	634
Eliminations & other	(446)	(177)	(376)	(253)
Pretax segment operating income		5,011		3,365
Corporate & other (1)		(637)		(573)
Interest income (2)		27		31
Interest expense (3)		(477)		(514)
Charges & credits (4)		347		65
	$28,091	$4,271	$22,929	$2,374

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Excludes interest income included in the segments’ income (2022: $72 million; 2021: $2 million).
(3)	Excludes interest expense included in the segments’ income (2022: $13 million; 2021: $15 million) and $10 million interest expense included in Charges & credits in 2021.
(4)	Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2022 revenue of $28.1 billion increased 23% year-on-year driven by activity increases internationally, in North America and across all Divisions.

International revenue increased 20% to $21.9 billion led by Latin America and Europe/CIS/Africa with revenue growth of 27% and 25%, respectively, while revenue in the Middle East & Asia increased 12%. In North America, revenue increased 34% to $6.0 billion primarily driven by robust onshore drilling activity; higher sales of production systems; a strong contribution from the APS project in Canada; and increased exploration data licensing in the US Gulf of Mexico.

Full-year pretax operating margin of 18% increased 316 bps due to improved operating leverage from higher activity, a favorable activity mix, and an improving pricing environment.

Digital & Integration

Digital & Integration full-year revenue of $3.7 billion increased 13% year on year, primarily driven by increased APS project activity in Ecuador and Canada and higher exploration data licensing sales in the US Gulf of Mexico.

Digital & Integration pretax operating margin of 36% expanded 177 bps year on year largely due to improved profitability in exploration data licensing.

Reservoir Performance

Reservoir Performance full-year revenue of $5.6 billion increased 21% year on year as a result of strong international activity led by the Middle East & Asia and Latin America on higher activity and improved pricing.

Reservoir Performance pretax operating margin of 16% increased 177 bps year on year primarily due to improved profitability in intervention activity.

Well Construction

Well Construction full-year revenue of $11.4 billion grew 31% year on year with strong growth across all geographical areas led by North America and Latin America, which grew 56% and 53%, respectively. This growth was driven by higher land and offshore activity along with improved pricing.

Well Construction pretax operating margin of 19% expanded 560 bps year on year driven by the higher activity and improved pricing.

Production Systems

Production Systems full-year revenue of $7.9 billion increased 17% year on year driven by new projects and increased sales activity primarily in Europe, Africa, and North America. Double digit growth was posted in midstream, artificial lift, surface production systems and subsea production systems.

Production Systems pretax operating margin of 10% was essentially flat primarily as a result of higher logistics costs and a less favorable revenue mix.

Interest & Other Income, Net

Interest & other income, net consisted of the following:

		(Stated in millions)

	2022	2021
Gain on sale of Liberty shares	$325	$28
Loss on Blue Chip Swap transactions	(139)	-
Gain on ADC equity investment	107	-
Earnings of equity method investments	164	40
Interest income	99	33
Gain on sale of real estate	43	-
Gain on repurchase of bonds	11	-
Unrealized gain on marketable securities	-	47
	$610	$148

During 2022, SLB sold 47.8 million of its shares of Liberty and recognized a gain of $325 million. During 2021, SLB sold 9.5 million of its shares of Liberty and recognized a gain of $28 million.

SLB’s functional currency in Argentina is the US dollar and it uses Argentina’s official exchange rate to remeasure its Argentine peso-denominated net assets into US dollars. The Central Bank of Argentina maintains certain currency controls that limit SLB’s ability to access US dollars in Argentina and remit cash from its Argentine operations.  A legal indirect foreign exchange mechanism exists-in the form of capital market transactions known as Blue Chip Swaps, which effectively results in a parallel US dollar exchange rate.  This parallel rate, which cannot be used as the basis to remeasure SLB’s net monetary assets in US dollars under US GAAP, was approximately 93% higher than Argentina’s official exchange rate at December 31, 2022.  During the fourth quarter of 2022, SLB entered into Blue Chip Swap transactions that resulted in a loss of $139 million.

SLB’s peso-denominated net assets in Argentina were approximately $40 million at December 31, 2022 (as compared to approximately $270 million at September 30, 2022), primarily consisting of cash. If Argentina’s official exchange rate converges with the parallel rate, SLB would incur a loss on its peso-denominated net assets in Argentina.  Additionally, SLB may enter into further Blue Chip Swap transactions in the future. Argentina represented less than 5% of SLB’s consolidated revenue in 2022.

SLB has an investment in the Arabian Drilling Company (“ADC”), an onshore and offshore gas and oil rig drilling company in Saudi Arabia, that it accounts for under the equity method.  During the fourth quarter of 2022, ADC completed an initial public offering (“IPO”).  In connection with the IPO, SLB sold a portion of its interest in a secondary offering that resulted in SLB receiving net proceeds of $223 million.  As a result of these transactions, SLB’s ownership interest in ADC decreased from 49% to approximately 34%.  SLB recognized a gain of $107 million, representing the gain on the sale of a portion of its interest as well as the effect of the ownership dilution of its equity investment due to the IPO.

The increase in earnings of equity method investments in 2022 as compared to 2021 is primarily due to SLB’s investment in Liberty, as Liberty experienced net losses in 2021 as compared to net income in 2022, as well as higher earnings from SLB’s investment in ADC.

The increase in interest income was primarily driven by the effect of higher cash and short-term investment balances and interest rates in Argentina.  This increase was more than offset by approximately $100 million of foreign exchange losses recorded during 2022 ($13 million during 2021) relating to the remeasurement of Argentine peso-denominated net monetary assets as the official Argentine peso exchange rate devalued compared to the US dollar throughout 2022.

During 2022, SLB sold certain real estate and recognized a gain of $43 million.

During the fourth quarter of 2022, SLB repurchased $395 million of its 3.75% Senior Notes due 2024 and $409 million of its 4.00% Senior Notes due 2025 for $790 million, resulting in a gain of $11 million after considering the write-off of the related deferred financing fees and other costs.

During 2021, a start-up company that SLB previously invested in was acquired.  As a result of this transaction, SLB’s ownership interest was converted into shares of a publicly traded company. SLB recognized an unrealized pretax gain of $47 million to increase the carrying value of this investment to its estimated fair value of approximately $55 million.

Interest Expense

Interest expense of $490 million in 2022 decreased $49 million compared to 2021 primarily as a result of the repayment of $1.7 billion and $2.1 billion of debt during 2022 and 2021, respectively.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2022	2021
Research & engineering	2.3%	2.4%
General & administrative	1.3%	1.5%

Income Taxes

The SLB effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the SLB effective tax rate generally decreases. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the SLB effective tax rate generally increases.

The effective tax rate was 18% in 2022 as compared to 19% in 2021.  The decrease in the effective tax rate was primarily due to the charges and credits described in Note 3 to the Consolidated Financial Statements. These charges and credits reduced the effective tax rate in 2022 by approximately one percentage point.

Charges and Credits

SLB recorded charges and credits during 2022 and 2021. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2022 charges and credits:

	(Stated in millions)

	Pretax	Tax Benefit
	Charge (Credit)	(Expense)	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(215)	(14)	(201)
Gain on sale of real estate	(43)	(2)	(41)
Fourth quarter:
Gain on sale of Liberty shares	(84)	(19)	(65)
Loss on Blue Chip Swap transactions	139	-	139
Gain on ADC equity investment	(107)	(3)	(104)
Gain on repurchase of bonds	(11)	(2)	(9)
	$(347)	$(44)	$(303)

The following is a summary of the 2021 charges and credits:

	(Stated in millions)

	Pretax	Tax Benefit
	Charge (Credit)	(Expense)	Net
Third quarter:
Unrealized gain on marketable securities	$(47)	$(11)	$(36)
Fourth quarter:
Gain on sale of Liberty shares	(28)	(4)	(24)
Early repayment of bonds	10	-	10
	$(65)	$(15)	$(50)

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

		(Stated in millions)

	Dec. 31,	Dec. 31,
Components of Liquidity:	2022	2021
Cash	$1,655	$1,757
Short-term investments	1,239	1,382
Short-term borrowings and current portion of long-term debt	(1,632)	(909)
Long-term debt	(10,594)	(13,286)
Net debt (1)	$(9,332)	$(11,056)

Changes in Liquidity:	2022	2021
Net income	$3,492	$1,928
Charges and credits	(347)	(65)
Depreciation and amortization (2)	2,147	2,120
Stock-based compensation expense	313	324
Deferred taxes	(39)	(31)
Earnings of equity method investments, less dividends received	(96)	10
Increase in working capital	(1,709)	(45)
US Federal tax refund	-	477
Other	(41)	(67)
Cash flow from operations	3,720	4,651
Capital expenditures	(1,618)	(1,141)
APS investments	(587)	(474)
Exploration data capitalized	(97)	(39)
Free cash flow (3)	1,418	2,997
Dividends paid	(848)	(699)
Proceeds from employee stock purchase plan	141	137
Proceeds from exercise of stock options	81	-
Taxes paid on net-settled stock-based compensation awards	(93)	(24)
Business acquisitions and investments, net of cash acquired plus debt assumed	(58)	(103)
Proceeds from sale of Liberty shares	732	109
Proceeds from sale of ADC shares	223	-
Proceeds from sale of real estate	120	-
Purchases of Blue Chip Swap securities	(259)	-
Proceeds from sales of Blue Chip Swap securities	111	-
Other	(105)	(81)
Change in net debt before impact of changes in foreign exchange rates on net debt	1,463	2,336
Impact of changes in foreign exchange rates on net debt	261	488
Decrease in Net Debt	1,724	2,824
Net Debt, Beginning of period	(11,056)	(13,880)
Net Debt, End of period	$(9,332)	$(11,056)

(1)

“Net debt” represents gross debt less cash and short-term investments. Management believes that Net debt provides useful information regarding the level of SLB’s indebtedness by reflecting cash and investments that could be used to repay debt. Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.

(2)	Includes depreciation of property, plant and equipment and amortization of intangible assets, exploration data costs and APS investments.
(3)

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

Key liquidity events during 2022 and 2021 included:

•

Cash flow from operations of $3.7 billion in 2022 decreased approximately $1.0 billion as compared to 2021. This decrease was primarily due to working capital consuming $1.7 billion of liquidity in 2022 compared to $45 million in 2021. The increase in working capital was largely the result of receivables increasing $1.7 billion (32%) and inventories increasing $0.7 billion (22%), respectively, from 2021 to 2022, while these balances were relatively flat at the end of 2021 as compared to 2020. The increase in receivables was driven primarily by the fact that SLB’s fourth quarter 2022 revenue increased 27% as compared to the same period last year. The increase in inventories was a result of the significant activity growth that SLB experienced in 2022 that is expected to continue in 2023. These increases in working capital were partially offset by increases in accounts payable and accrued liabilities that were a source of cash of $0.7 billion in 2022 compared to $0.2 billion in 2021.

The increase in working capital in 2022 was partially offset by the effects of a $1.3 billion increase in net income, excluding the effects of the previously mentioned charges and credits (which had no impact on cash flow from operations), in 2022 as compared to 2021. In addition, cash flow from operations in 2021 benefited from a federal tax refund of $477 million relating to the carryback of US net operating losses pursuant to the Coronavirus Aid, Relief and Economic Security Act.

•

In April 2022, SLB announced a 40% increase to its quarterly cash dividend from $0.125 per share of outstanding common stock to $0.175 per share, beginning with the dividend payable in July 2022. Dividends paid during 2022 and 2021 were $0.8 billion and $0.7 billion, respectively. In January 2023, SLB announced a further 43% increase to its quarterly cash dividend from $0.175 per share of outstanding common stock to $0.25 per share, beginning with the dividend payable in April 2023.

•

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. SLB had repurchased $1.0 billion of SLB common stock under this program as of December 31, 2022. SLB did not repurchase any of its common stock during 2022 and 2021. SLB resumed repurchases under this program in the first quarter of 2023.

•

Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $2.3 billion in 2022 and $1.7 billion in 2021. Capital investments during 2023 are expected to be approximately $2.5 to $2.6 billion as SLB continues to support the strong revenue growth that is expected to continue in 2023.

•	During 2022, SLB sold 47.8 million of its shares of Liberty and received proceeds of $732 million. During 2021, SLB sold 9.5 million of its shares of Liberty and received proceeds of $109 million.
•	During the fourth quarter of 2022, SLB repurchased $395 million of its 3.75% Senior Notes due 2024 and $409 million of its 4.00% Senior Notes due 2025 for $790 million.
•	During the fourth quarter of 2022, SLB sold a portion of its equity interest in ADC in a secondary offering that resulted in SLB receiving net proceeds of $223 million.
•	During the second quarter of 2022, SLB sold certain real estate and received proceeds of $120 million.
•

During the fourth quarter of 2021, SLB deposited sufficient funds with the trustee for its $1.0 billion of 2.40% Senior Notes due 2022 to satisfy and discharge all of its obligations relating to such notes.

•	During the second quarter of 2021, SLB repurchased all $665 million of its 3.30% Senior Notes due 2021.

As of December 31, 2022, SLB had $2.89 billion of cash and short-term investments and committed credit facility agreements with commercial banks aggregating $6.55 billion, all of which was available and unused. SLB believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond.

The following table reflects the carrying amounts of SLB’s debt at December 31, 2022 by year of maturity:

									(Stated in millions)

									After
	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
Fixed rate debt
3.65% Senior Notes	$1,499									1,499
4.00% Notes	79									79
0.00% Notes		$531								531
3.75% Senior Notes		355								355
3.70% Notes		54								54
4.00% Senior Notes			$522							522
1.40% Senior Notes			499							499
1.375% Guaranteed Notes				$1,060						1,060
1.00% Guaranteed Notes				636						636
0.25% Notes					$955					955
3.90% Senior Notes						$1,464				1,464
4.30% Senior Notes							$847			847
2.65% Senior Notes								$1,250		1,250
2.00% Guaranteed Notes									$1,055	1,055
0.50% Notes									954	954
7.00% Notes									202	202
5.95% Notes									112	112
5.13% Notes									98	98
Total fixed rate debt	$1,578	$940	$1,021	$1,696	$955	$1,464	$847	$1,250	$2,421	$12,172
Variable rate debt	54	-	-	-	-	-	-	-	-	54
Total	$1,632	$940	$1,021	$1,696	$955	$1,464	$847	$1,250	$2,421	$12,226

Interest payments on fixed rate debt obligations by year are as follows:

(Stated in millions)

2023	$386
2024	320
2025	301
2026	265
2027	235
Thereafter	706
$2,213

See Note 13, Leases of the Consolidated Financial Statements for details regarding SLB’s lease obligations.

SLB has outstanding letters of credit/guarantees that relate to business performance bonds, custom/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where SLB operates.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires SLB to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. The following accounting policies involve “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by SLB about matters that are inherently uncertain.

SLB bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts

SLB maintains an allowance for doubtful accounts in order to record accounts receivable at their net realizable value.  Judgment is involved in recording and making adjustments to this reserve.  Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices.  Adjustments to the allowance may be required in future periods depending on how such potential issues are resolved, or if the financial condition of SLB’s customers were to deteriorate resulting in an impairment of their ability to make payments.

As a large multinational company with a long history of operating in a cyclical industry, SLB has extensive experience in working with its customers during difficult times to manage its accounts receivable. During weak economic environments or when there is an extended period of weakness in oil and gas prices, SLB typically experiences delays in the payment of its receivables.  However, except for a $469 million accounts receivable write-off during 2017 as a result of the political and economic condition in Venezuela, SLB has not historically had material write-offs due to uncollectible accounts receivable.  SLB has a global footprint in more than 100 countries.  As of December 31, 2022, three of those countries individually accounted for greater than 5% of SLB’s net accounts receivable balance, of which only two (the United States and Mexico) accounted for greater than 10% of such receivables.

Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of December 31, 2022 is approximately $1.0 billion of receivables relating to Mexico.  SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

Goodwill, Intangible Assets and Long-Lived Assets

SLB records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. The goodwill relating to each of SLB’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment may have occurred.

Under generally accepted accounting principles, SLB has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, SLB determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if SLB concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

SLB has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

SLB elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2022. Based on this assessment, SLB concluded it was more likely than not that the fair value of each of its reporting units was significantly greater than its carrying amount. Accordingly, no further testing was required.

Long-lived assets, including fixed assets, intangible assets, and investments in APS projects, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, SLB could be required to recognize impairment charges in the future.

Income Taxes

SLB conducts business in more than 100 tax jurisdictions, a number of which have tax laws that are not fully defined and are evolving. SLB’s tax filings are subject to regular audits by the tax authorities. These audits may result in assessments for additional taxes that are resolved with the authorities or, potentially, through the courts. SLB recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits. Estimates of these tax liabilities are judgmental and are made based upon prior experience, and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities that could be materially different from these estimates. In such an event, SLB will record additional tax expense or tax benefit in the period in which such resolution occurs.

Revenue Recognition for Certain Long-term Construction-type Contracts

SLB recognizes revenue for certain long-term construction-type contracts over time.  These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications.  Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs.  Approximately 5% of SLB’s revenue in 2022, 6% in 2021, and 5% in 2020, was recognized under this method.

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

Pension and Postretirement Benefits

SLB’s pension and postretirement benefit obligations are described in detail in Note 16 to the Consolidated Financial Statements. The obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate and the expected rate of return on plan assets. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis, or upon the occurrence of significant events.

The discount rate that SLB uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by SLB for its various pension and postretirement benefit plans:

•	The discount rate utilized to determine the liability for SLB’s United States pension plans and postretirement medical plan was 5.50% at December 31, 2022 and 3.00% at December 31, 2021.
•	The weighted-average discount rate utilized to determine the liability for SLB’s international pension plans was 5.41% at December 31, 2022 and 2.83% at December 31, 2021.
•	The discount rate utilized to determine expense for SLB’s United States pension plans and postretirement medical plan was 3.00% in 2022 and 2.60% in 2021.
•	The weighted-average discount rate utilized to determine expense for SLB’s international pension plans was 2.83% in 2022 and 2.38% in 2021.

The expected rate of return for SLB’s retirement benefit plans represents the long-term average rate of return expected to be earned on plan assets based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rate of return. The average expected rate of return on plan assets for the United States pension plans was 4.40% in 2022 and 6.60% in 2021. The weighted average expected rate of return on plan assets for the international pension plans was 5.05% in 2022 and 6.73% in 2021. A lower expected rate of return increases pension expense.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States and international pension plans:

(Stated in millions)
		Effect on
	Effect on 2022	Dec. 31, 2022
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	+$31	+$334
25 basis point increase in discount rate	-$30	-$321
25 basis point decrease in expected return on plan assets	+$38	-
25 basis point increase in expected return on plan assets	-$38	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States postretirement medical plans:

(Stated in millions)
		Effect on
	Effect on 2022	Dec. 31, 2022
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	-$3	+$23
25 basis point increase in discount rate	+$3	-$22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

SLB is subject to market risks primarily associated with changes in foreign currency exchange rates.

SLB’s functional currency is primarily the US dollar. Approximately 72% of SLB’s revenue in 2022 was denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase.

SLB is exposed to risks on future cash flows relating to its fixed rate debt denominated in currencies other than the functional currency. SLB uses cross-currency interest rate swaps to provide a hedge against these cash flow risks and effectively convert the debt to US-dollar denominated fixed rate debt.

SLB maintains a foreign-currency risk management strategy that uses derivative instruments to manage the impact of changes in foreign exchange rates on its earnings. SLB enters into foreign currency forward contracts to provide a hedge against currency fluctuations on certain monetary assets and liabilities, and certain expenses denominated in currencies other than the functional currency.

A 10% appreciation in the US dollar from the December 31, 2022 market rates would increase the unrealized value of SLB’s forward contracts by $28 million. Conversely, a 10% depreciation in the US dollar from the December 31, 2022 market rates would decrease the unrealized value of SLB’s forward contracts by $36 million. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2022, contracts were outstanding for the US dollar equivalent of $7.2 billion in various foreign currencies, of which $5.1 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Forward-Looking Statements

This Form 10-K, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,”  “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s effective tax rate; SLB’s APS projects, joint ventures, and other alliances; SLB’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-K regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-K are made as of January 25, 2023, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

	(Stated in millions, except per share amounts)

Year Ended December 31,	2022	2021	2020
Revenue
Services	$19,552	$15,602	$16,533
Product sales	8,539	7,327	7,068
Total Revenue	28,091	22,929	23,601
Interest & other income, net	610	148	267
Expenses
Cost of services	15,233	13,129	14,675
Cost of sales	7,697	6,142	6,325
Research & engineering	634	554	580
General & administrative	376	339	365
Impairments & other	-	-	12,658
Interest	490	539	563
Income (loss) before taxes	4,271	2,374	(11,298)
Tax expense (benefit)	779	446	(812)
Net income (loss)	3,492	1,928	(10,486)
Net income attributable to noncontrolling interests	51	47	32
Net income (loss) attributable to SLB	$3,441	$1,881	$(10,518)

Basic earnings (loss) per share of SLB	$2.43	$1.34	$(7.57)

Diluted earnings (loss) per share of SLB	$2.39	$1.32	$(7.57)

Average shares outstanding:
Basic	1,416	1,400	1,390
Assuming dilution	1,437	1,427	1,390

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Stated in millions)

Year Ended December 31,	2022	2021	2020
Net income (loss)	$3,492	$1,928	$(10,486)
Currency translation adjustments
Net change arising during the period	(26)	83	(239)
Cash flow hedges
Net loss on cash flow hedges	(148)	(12)	(90)
Reclassification to net income (loss) of net realized (income) loss	117	(3)	54
Pension and other postretirement benefit plans
Actuarial gain (loss) arising during the period	(305)	1,075	(247)
Amortization to net income (loss) of net actuarial loss	75	271	200
Amortization to net income (loss) of net prior service credit	(23)	(23)	(17)
Impact of curtailment	-	-	(69)
Income taxes on pension and other postretirement benefit plans	24	(74)	(38)
Other	1	(3)	-
Comprehensive income (loss)	3,207	3,242	(10,932)
Comprehensive income attributable to noncontrolling interests	51	47	32
Comprehensive income (loss) attributable to SLB	$3,156	$3,195	$(10,964)

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2022	2021
ASSETS
Current Assets
Cash	$1,655	$1,757
Short-term investments	1,239	1,382
Receivables less allowance for doubtful accounts (2022 - $340; 2021 - $319)	7,032	5,315
Inventories	3,999	3,272
Other current assets	1,078	928
	15,003	12,654
Investments in Affiliated Companies	1,581	2,044
Fixed Assets less accumulated depreciation	6,607	6,429
Goodwill	12,982	12,990
Intangible Assets	2,992	3,211
Other Assets	3,970	4,183
	$43,135	$41,511
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	9,121	8,382
Estimated liability for taxes on income	1,002	879
Short-term borrowings and current portion of long-term debt	1,632	909
Dividends payable	263	189
	12,018	10,359
Long-term Debt	10,594	13,286
Postretirement Benefits	165	231
Deferred Taxes	61	94
Other Liabilities	2,308	2,255
	25,146	26,225
Equity
Common stock	11,837	12,608
Treasury stock	(1,016)	(2,233)
Retained earnings	10,719	8,199
Accumulated other comprehensive loss	(3,855)	(3,570)
SLB stockholders' equity	17,685	15,004
Noncontrolling interests	304	282
	17,989	15,286
	$43,135	$41,511

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,492	$1,928	$(10,486)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairments and other charges and credits	(347)	(65)	12,515
Depreciation and amortization (1)	2,147	2,120	2,566
Deferred taxes	(39)	(31)	(1,248)
Stock-based compensation expense	313	324	397
Earnings of equity method investments, less dividends received	(96)	10	(28)
Change in assets and liabilities: (2)
(Increase) decrease in receivables	(1,728)	(36)	2,345
(Increase) decrease in inventories	(737)	75	86
(Increase) decrease in other current assets	(44)	387	267
Increase in other assets	(45)	(2)	(25)
Increase (decrease) in accounts payable and accrued liabilities	704	160	(3,330)
Increase (decrease) in estimated liability for taxes on income	96	(154)	(201)
Increase (decrease) in other liabilities	23	(26)	19
Other	(19)	(39)	67
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,720	4,651	2,944
Cash flows from investing activities:
Capital expenditures	(1,618)	(1,141)	(1,116)
APS investments	(587)	(474)	(303)
Exploration data capitalized	(97)	(39)	(101)
Net proceeds from divestitures	-	-	434
Proceeds from sale of Liberty shares	732	109	-
Proceeds from sale of ADC shares	223	-	-
Proceeds from sale of real estate	120	-	-
Business acquisitions and investments, net of cash acquired	(58)	(103)	(33)
Sale (purchase) of short-term investments, net	138	787	(1,141)
Purchases of Blue Chip Swap securities	(259)	-	-
Proceeds from sales of Blue Chip Swap securities	111	-	-
Other	(93)	(58)	(93)
NET CASH USED IN INVESTING ACTIVITIES	(1,388)	(919)	(2,353)
Cash flows from financing activities:
Dividends paid	(848)	(699)	(1,734)
Proceeds from employee stock purchase plan	142	137	146
Proceeds from exercise of stock options	81	-	-
Taxes paid on net-settled stock-based compensation awards	(93)	(24)	(28)
Stock repurchase program	-	-	(26)
Proceeds from issuance of long-term debt	-	34	5,837
Repayment of long-term debt	(1,650)	(2,076)	(4,975)
Net increase (decrease) in short-term borrowings	37	(105)	156
Repayment of finance lease-related obligations	-	-	(188)
Other	(51)	(91)	(61)
NET CASH USED IN FINANCING ACTIVITIES	(2,382)	(2,824)	(873)
Net increase (decrease) in cash before translation effect	(50)	908	(282)
Translation effect on cash	(52)	5	(11)
Cash, beginning of period	1,757	844	1,137
Cash, end of period	$1,655	$1,757	$844

(1)	Includes depreciation of property, plant and equipment and amortization of intangible assets, exploration data costs and APS investments.
(2)	Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2020	$13,078	$(3,631)	$18,751	$(4,438)	$416	$24,176
Net loss			(10,518)		32	(10,486)
Currency translation adjustments				(239)	7	(232)
Changes in fair value of cash flow hedges				(36)		(36)
Pension and other postretirement benefit plans				(171)		(171)
Vesting of restricted stock, net of taxes withheld	(201)	173				(28)
Employee stock purchase plan	(298)	444				146
Stock repurchase program		(26)				(26)
Stock-based compensation expense	397					397
Dividends declared ($0.875 per share)			(1,215)			(1,215)
Other	(6)	7			(37)	(36)
Balance, December 31, 2020	12,970	(3,033)	7,018	(4,884)	418	12,489
Net income			1,881		47	1,928
Currency translation adjustments				83	(2)	81
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				1,249		1,249
Vesting of restricted stock, net of taxes withheld	(305)	281				(24)
Employee stock purchase plan	(377)	514				137
Stock-based compensation expense	324					324
Dividends declared ($0.50 per share)			(700)			(700)
Deconsolidation of subsidiary					(123)	(123)
Other	(4)	5		(3)	(58)	(60)
Balance, December 31, 2021	12,608	(2,233)	8,199	(3,570)	282	15,286
Net income			3,441		51	3,492
Currency translation adjustments				(26)		(26)
Changes in fair value of cash flow hedges				(31)		(31)
Pension and other postretirement benefit plans				(229)		(229)
Vesting of restricted stock, net of taxes withheld	(795)	702				(93)
Employee stock purchase plan	(222)	364				142
Stock-based compensation expense	313					313
Shares sold to optionees, less shares exchanged	(67)	148				81
Dividends declared ($0.65 per share)			(921)			(921)
Other		3		1	(29)	(25)
Balance, December 31, 2022	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2020	1,434	(49)	1,385
Employee stock purchase plan	-	6	6
Vesting of restricted stock	-	2	2
Stock repurchase program	-	(1)	(1)
Balance, December 31, 2020	1,434	(42)	1,392
Employee stock purchase plan	-	7	7
Vesting of restricted stock	-	4	4
Balance, December 31, 2021	1,434	(31)	1,403
Employee stock purchase plan	-	5	5
Vesting of restricted stock	-	10	10
Shares sold to optionees, less shares exchanged	-	2	2
Balance, December 31, 2022	1,434	(14)	1,420

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “SLB”) form a global technology company that drives energy innovation for a balanced planet. With a global footprint in more than 100 countries and employees representing almost twice as many nationalities, SLB works each day on innovating oil and gas, delivering digital at scale, decarbonizing industries, and developing and scaling new energy systems that accelerate the energy transition.

2.  Summary of Accounting Policies

The Consolidated Financial Statements of SLB have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, SLB evaluates its estimates, including those related to collectibility of accounts receivable; revenue recognized for certain long-term construction-type contracts over time; recoverability of fixed assets, goodwill, intangible assets, Asset Performance Solutions investments, and investments in affiliates; income taxes; exploration data; contingencies and actuarial assumptions for employee benefit plans. SLB bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

SLB recognizes revenue upon the transfer of control of promised products or services to customers at an amount that reflects the consideration it expects to receive in exchange for these products or services. The vast majority of SLB’s services and product offerings are short-term in nature. The time between invoicing and when payment is due under these arrangements is generally between 30 to 60 days.

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

Due to the nature of its businesses, SLB does not have significant backlog. Total backlog was $3.0 billion at December 31, 2022, of which approximately 60% is expected to be recognized as revenue during 2023.

Short-term Investments

Short-term investments are comprised primarily of money market funds, time deposits, certificates of deposit, commercial paper, bonds, and notes, substantially all of which are denominated in US dollars and are stated at cost plus accrued interest, which approximates fair value.

For purposes of the Consolidated Statement of Cash Flows, SLB does not consider Short-term investments to be cash equivalents.

Investments in Affiliated Companies

Investments in companies in which SLB does not have a controlling financial interest, but over which it has significant influence, are accounted for using the equity method. SLB’s share of the after-tax earnings of equity method investees is included in Interest & other income. Investments in privately held companies in which SLB does not have the ability to exercise significant influence are accounted for using the cost method. Investments in publicly traded companies in which SLB does not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of Interest & other income.

Exploration Data

SLB’s exploration data library consists of completed and in-process seismic surveys that are licensed on a nonexclusive basis. SLB capitalizes costs directly incurred in acquiring and processing the exploration data. Such costs are charged to Cost of services based on the percentage of the total costs to the estimated total revenue that SLB expects to receive from the sales of such data. However, an individual survey generally will not carry a net book value greater than a 4-year, straight-line amortized value.

The carrying value of the exploration data library is reviewed for impairment annually as well as when an event or change in circumstance indicating impairment may have occurred. Adjustments to the carrying value are recorded when it is determined that estimated future cash flows, which involve significant judgment on the part of SLB, would not be sufficient to recover the carrying value of the surveys. Significant adverse changes in SLB’s estimated future cash flows could result in impairment charges in a future period.

Asset Performance Solutions

Asset Performance Solutions (“APS”) projects are generally focused on developing and co-managing production of customers’ assets under long-term agreements. SLB invests its own services and products into the field development activities and operations and is compensated on a fee-per-barrel basis or based on cash flow generated. This includes certain arrangements whereby SLB is only compensated based on incremental production that it helps deliver above a mutually agreed baseline.

SLB capitalizes its investments in a project including the direct costs associated with providing its services or products. These capitalized investments are amortized to the Consolidated Statement of Income (Loss) as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.

Concentration of Credit Risk

SLB’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, receivables from clients and derivative financial instruments. SLB places its cash and short-term investments with financial institutions and corporations and limits the amount of credit exposure with any one of them. SLB regularly evaluates the creditworthiness of the issuers in which it invests. By using derivative financial instruments to hedge certain exposures, SLB exposes itself to some credit risk. SLB minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

As a large multinational company, SLB’s accounts receivable are spread over many countries and customers. The United States and Mexico represented 13% and 14%, respectively, of SLB’s net accounts receivable balance at December 31, 2022. No other countries accounted for greater than 10% of SLB’s accounts receivable balance. SLB maintains an allowance for uncollectible accounts receivable based on expected collectability and performs ongoing credit evaluations of its customers’ financial condition. If the financial condition of SLB’s customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Earnings per Share

The following is a reconciliation from basic to diluted earnings (loss) per share of SLB:

(Stated in millions, except per share amounts)

	Net Income (Loss) Attributable to SLB	Average Shares Outstanding	Earnings (Loss) per Share
2022:
Basic	$3,441	1,416	$2.43
Dilutive impact of stock options and restricted stock	-	21
Diluted	$3,441	1,437	$2.39
2021:
Basic	$1,881	1,400	$1.34
Dilutive impact of stock options and restricted stock	-	27
Diluted	$1,881	1,427	$1.32
2020:
Basic	$(10,518)	1,390	$(7.57)
Dilutive impact of stock options and restricted stock	-	-
Diluted	$(10,518)	1,390	$(7.57)

The number of outstanding employee stock options to purchase shares of SLB common stock and unvested restricted stock units that were not included in the computation of diluted earnings/loss per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2022	2021	2020
Employee stock options	25	42	48
Unvested restricted stock	-	-	19

3.  Charges and Credits

2022

SLB recorded the following charges and credits during 2022, all of which are classified in Interest & other income, net in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax Benefit
	Charge (Credit)	(Expense)	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(215)	(14)	(201)
Gain on sale of real estate	(43)	(2)	(41)
Fourth quarter:
Gain on sale of Liberty shares	(84)	(19)	(65)
Loss on Blue Chip Swap transactions	139	-	139
Gain on ADC equity investment	(107)	(3)	(104)
Gain on repurchase of bonds	(11)	(2)	(9)
	$(347)	$(44)	$(303)
•

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During 2022, SLB sold 47.8 million of its shares of Liberty and received proceeds of $730 million. These transactions resulted in gains of $325 million. As of December 31, 2022, SLB had a 5% equity interest in Liberty. Based on the quoted market prices of Liberty’s shares, the fair value of SLB’s investment in Liberty was approximately $144 million as of December 31, 2022. SLB accounts for its investment in Liberty under the equity method of accounting and records its share of Liberty’s net income or loss on a one-quarter lag.

•

The Central Bank of Argentina maintains certain currency controls that limit SLB’s ability to access US dollars in Argentina and remit cash from its Argentine operations.  A legal indirect foreign exchange mechanism exists, in the form of capital market transactions known as Blue Chip Swaps, which effectively results in a parallel US dollar exchange rate.  This parallel rate, which cannot be used as the basis to remeasure SLB’s Argentine peso-denominated net monetary assets in US dollars under US GAAP, was approximately 93% higher than Argentina’s official exchange rate at December 31, 2022.  During the fourth quarter of 2022, SLB entered into Blue Chip Swap transactions that resulted in a loss of $139 million.

•

During the fourth quarter of 2022, SLB repurchased $395 million of its 3.75% Senior Notes due 2024 and $409 million of its 4.00% Senior Notes due 2025 for $790 million, resulting in a gain of $11 million after considering the write-off of the related deferred financing fees and other costs.

•

SLB has an investment in the Arabian Drilling Company (“ADC”), an onshore and offshore gas and oil rig drilling company in Saudi Arabia, that it accounts for under the equity method.  During the fourth quarter of 2022, ADC completed an initial public offering (“IPO”).  In connection with the IPO, SLB sold a portion of its interest in a secondary offering that resulted in SLB receiving net proceeds of $223 million.  As a result of these transactions, SLB’s ownership interest in ADC decreased from 49% to approximately 34%.  SLB recognized a gain of $107 million, representing the gain on the sale of a portion of its interest as well as the effect of the ownership dilution of its equity investment due to the IPO. As of December 31, 2022, the fair value of SLB’s investment in ADC, based on the quoted market price of ADC’s shares, was approximately $930 million and the carrying value of its investment was $556 million.  SLB accounts for its share of ADC’s net income on a one-quarter lag.

•	During the second quarter of 2022, SLB sold certain real estate and received proceeds of $120 million. As a result of this transaction, SLB recognized a gain of $43 million.

2021

SLB recorded the following charges and credits during 2021:

	(Stated in millions)

	Pretax	Tax Benefit
	Charge (Credit)	(Expense)	Net
Third quarter:
Unrealized gain on marketable securities	$(47)	$(11)	$(36)
Fourth quarter:
Gain on sale of Liberty shares	(28)	(4)	(24)
Early repayment of bonds	10	-	10
	$(65)	$(15)	$(50)

Third quarter 2021:

•

During the third quarter of 2021, a start-up company that SLB previously invested in was acquired. As a result of this transaction, SLB’s ownership interest was converted into shares of a publicly traded company. SLB recognized an unrealized pretax gain of $47 million to increase the carrying value of this investment to its estimated fair value of approximately $55 million. This unrealized gain is reflected in Interest & other income, net in the Consolidated Statement of Income (Loss).

Fourth quarter 2021:

•

SLB sold 9.5 million of its shares of Liberty and received proceeds of $109 million.  As a result of this transaction SLB recognized a gain of $28 million, which is classified in Interest & other income, net in the Consolidated Statement of Income (Loss).

•

On November 30, 2021, SLB deposited sufficient funds with the trustee for its $1.0 billion of 2.40% Senior Notes due 2022 (including payment of the February 1, 2022 interest payment) to satisfy and discharge all of its obligations relating to such notes.  As a result of this transaction, SLB recorded a charge of $10 million.  This charge is reflected in Interest in the Consolidated Statement of Income (Loss).

2020

SLB recorded the following charges and credits during 2020, all of which, unless otherwise noted, are classified in Impairments & other in the Consolidated Statement of Income (Loss):

	(Stated in millions)

	Pretax	Tax Benefit
	Charge (Credit)	(Expense)	Net
First quarter:
Goodwill	$3,070	$-	$3,070
Intangible assets impairments	3,321	815	2,506
Asset Performance Solutions investments	1,264	(4)	1,268
North America pressure pumping impairment	587	133	454
Workforce reductions	202	7	195
Other	79	9	70
Valuation allowance	-	(164)	164
Second quarter:
Workforce reductions	1,021	71	950
Asset Performance Solutions investments	730	15	715
Fixed asset impairments	666	52	614
Inventory write-downs	603	49	554
Right-of-use asset impairments	311	67	244
Costs associated with exiting certain activities	205	(25)	230
Exploration data impairment	156	2	154
Repurchase of bonds	40	2	38
Postretirement benefits curtailment gain	(69)	(16)	(53)
Other	60	4	56
Third quarter:
Facility exit charges	254	39	215
Workforce reductions	63	-	63
Other	33	1	32
Fourth quarter:
Gain on sale of OneStim	(104)	(11)	(93)
Unrealized gain on marketable securities	(39)	(9)	(30)
Other	62	4	58
	$12,515	$1,041	$11,474

First quarter 2020:

•

Geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the COVID-19 pandemic, leading to a collapse in oil prices during March 2020. As a result, SLB’s market capitalization deteriorated significantly compared to the end of 2019. SLB’s stock price reached a low during the first quarter of 2020 not seen since 1995. Additionally, the Philadelphia Oil Services Sector index, which is comprised of companies involved in the oil services sector, reached an all-time low. As a result of these facts, SLB determined that it was more likely than not that the fair value of certain of its reporting units was less than their carrying value.

Therefore, SLB performed an interim goodwill impairment test, which resulted in a $3.1 billion goodwill impairment charge. SLB used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using SLB’s estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow results. The market approach involves significant judgement involved in the selection of the appropriate peer group companies and valuation multiples.

Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. SLB selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions and estimated growth rates. SLB’s estimates were based upon assumptions believed to be reasonable.

The discount rates utilized to value SLB’s reporting units were between 12.0% and 13.5%, depending on the risks and uncertainty inherent in the respective reporting unit as well as the size of the reporting unit. Assuming all other assumptions and inputs used in each of the respective discounted cash flow analysis were held constant, a 50-basis point increase or decrease in the discount rate assumptions would have changed the fair value of the seven reporting units, on average, by less than 5%.

•

The negative market indicators described above were triggering events that indicated that certain of SLB’s long-lived intangible and tangible assets may have been impaired. Recoverability testing indicated that certain long-lived assets were impaired. The estimated fair value of these assets was determined to be below their carrying value. As a result, SLB recorded the following impairment charges:

-

$3.3 billion relating to intangible assets, of which $2.2 billion relates to SLB’s 2016 acquisition of Cameron International Corporation and $1.1 billion relates to SLB’s 2010 acquisition of Smith International, Inc. Following this impairment charge, the carrying value of the impaired intangible assets was approximately $0.9 billion.

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

Second quarter 2020:

•

As previously noted, late in the first quarter of 2020 geopolitical events that increased the supply of low-priced oil to the global market occurred at the same time as demand weakened due to the worldwide effects of the COVID-19 pandemic, which led to a collapse in oil prices. As a result, the second quarter of 2020 was the most challenging quarter in decades. SLB responded to these market conditions by taking actions to restructure its business and rationalize its asset base during the second quarter of 2020. These actions included reducing headcount, closing facilities, and exiting business lines in certain countries. Additionally, due to the resulting activity decline, SLB had assets that would no longer be utilized. As a consequence of these circumstances and decisions, SLB recorded the following restructuring and asset impairment charges:

-	$1.021 billion of severance associated with reducing its workforce by more than 21,000 employees.
-	$730 million relating to the carrying value of certain APS projects in Latin America.
-	$666 million of fixed asset impairments primarily relating to equipment that would no longer be utilized and facilities it exited.
-	$603 million write-down of the carrying value of inventory to its net realizable value.
-	$311 million write-down of right-of-use assets under operating leases associated with leased facilities SLB exited and excess equipment.
-	$205 million of costs associated with exiting certain activities.
-	$156 million impairment of certain exploration data.
-	$60 million of other costs, including a $42 million increase in the allowance for the doubtful accounts.

•	SLB repurchased all $600 million of its 4.20% Senior Notes due 2021 and $935 million of its 3.30% Senior Notes due 2021. SLB paid a premium of $40 million in connection with these repurchases.

•

As a consequence of the workforce reductions described above, SLB recorded a curtailment gain of $69 million relating to its US postretirement medical plan. See Note 16 – Pension and Other Postretirement Benefit Plans for further details.

Third quarter 2020:

•	SLB recorded the following restructuring charges:
-	$254 million of facility exit charges as SLB continued to rationalize its real estate footprint relating to both leased and owned facilities.
-	$63 million of severance.
-	$33 million of other charges.

Fourth quarter 2020:

•

On December 31, 2020, SLB contributed its OneStim business to Liberty in exchange for a 37% equity interest in Liberty.  As a result of this transaction, SLB recognized a gain of $104 million.  This gain is classified in Interest & other income, net in the Consolidated Statement of Income (Loss).

•

During the fourth quarter of 2020, a start-up company that SLB previously invested in completed an initial public offering.  As a result, SLB recognized an unrealized gain of $39 million to increase the carrying value of this investment to its fair value of approximately $43 million.  This unrealized gain is reflected in Interest & other income, net in the Consolidated Statement of Income (Loss).  SLB sold its interest in this company during 2021.

•

During the fourth quarter of 2020, SLB entered into an agreement to purchase new software licenses.  This transaction rendered certain previously purchased licenses obsolete.  As a result, SLB wrote off the remaining $62 million of net book value associated with the obsolete software licenses.

The fair value of certain of the assets impaired during 2020 was estimated based on the present value of projected future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgment.

4.  Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2022	2021
Raw materials & field materials	$2,085	$1,594
Work in progress	547	425
Finished goods	1,367	1,253
	$3,999	$3,272

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2022	2021
Land	$326	$372
Buildings & improvements	4,328	4,371
Machinery & equipment	23,732	24,334
	28,386	29,077
Less: Accumulated depreciation	21,779	22,648
	$6,607	$6,429

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $1.4 billion in each of 2022 and 2021, and $1.6 billion in 2020.

6. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems	Total
Balance, December 31, 2020	$2,047	$3,802	$6,278	$853	$12,980
Acquisitions	18	-	-	-	18
Translation and other	(13)	2	3	-	(8)
Balance, December 31, 2021	2,052	3,804	6,281	853	12,990
Translation and other	(8)	-	-	-	(8)
Balance, December 31, 2022	$2,044	$3,804	$6,281	$853	$12,982

7. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2022			2021
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$1,680	$631	$1,049	$1,681	$551	$1,130
Technology/Technical Know-How	1,280	676	604	1,264	562	702
Tradenames	767	222	545	766	191	575
Other	1,657	863	794	1,578	774	804
	$5,384	$2,392	$2,992	$5,289	$2,078	$3,211

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $301 million in 2022, $302 million in 2021, and $371 million in 2020.

Based on the carrying value of intangible assets at December 31, 2022, amortization expense for the subsequent five years is estimated to be as follows: 2023: $289 million, 2024: $281 million, 2025: $265 million, 2026: $260 million and 2027: $253 million.

8. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2022	2021
3.90% Senior Notes due 2028	$1,464	$1,457
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,061	1,125
2.00% Guaranteed Notes due 2032	1,055	1,118
0.25% Notes due 2027	955	1,013
0.50% Notes due 2031	954	1,012
4.30% Senior Notes due 2029	847	846
1.00% Guaranteed Notes due 2026	635	679
0.00% Notes due 2024	531	563
4.00% Senior Notes due 2025	522	930
1.40% Senior Notes due 2025	499	498
3.75% Senior Notes due 2024	355	748
7.00% Notes due 2038	202	204
5.95% Notes due 2041	112	113
5.13% Notes due 2043	98	98
3.70% Notes due 2024	54	55
3.65% Senior Notes due 2023	-	1,497
4.00% Notes due 2023	-	80
	$10,594	$13,286

At December 31, 2022, SLB had committed credit facility agreements with commercial banks aggregating $5.75 billion, all of which was available and unused.  These committed facilities support commercial paper programs in the United States and Europe, of which $750 million matures in February 2024, $2.0 billion matures in February 2025, $1.0 billion matures in July 2026, and $2.0 billion in February 2027.  SLB also has a €750 million three-year committed revolving credit facility that matures in June 2024. At December 31, 2022, no amounts had been drawn under this facility. Interest rates and other terms of borrowing under these lines of credit vary by facility.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. There were no borrowings under the commercial paper programs at December 31, 2022 and December 31, 2021, respectively.

Long-term Debt as of December 31, 2022 is due as follows:  $0.9 billion in 2024, $1.0 billion in 2025, $1.7 billion in 2026, $1.0 billion in 2027, $1.5 billion in 2028, $0.8 billion in 2029 and $3.7 billion thereafter.

The fair value of SLB’s Long-term Debt at December 31, 2022 and December 31, 2021 was $9.4 billion and $13.9 billion, respectively, and was estimated based on quoted market prices.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both indirect wholly-owned subsidiaries of Schlumberger Limited.

9. Derivative Instruments and Hedging Activities

SLB’s functional currency is primarily the US dollar. Approximately 72% of SLB’s revenues in 2022 were denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies.  Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase (decrease).

SLB is exposed to risks on future cash flows relating to its fixed rate debt denominated in currencies other than the functional currency. SLB uses cross-currency interest rate swaps to provide a hedge against these cash flow risks. These contracts are accounted for as cash flow hedges, with the fair value of the derivative recorded on the Consolidated Balance Sheet and in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings.

Details regarding SLB’s outstanding cross-currency interest rate swaps as of December 31, 2022, were as follows:

•

During 2019, a US-dollar functional currency subsidiary of SLB issued €1.5 billion of Euro-denominated debt. SLB entered into cross-currency interest rate swaps in order to hedge changes in the fair value of its €0.5 billion 0.00% Notes due 2024, €0.5 billion 0.25% Notes due 2027 and €0.5 billion 0.50% Notes due 2031.  These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.29%, 2.51% and 2.76%, respectively.

•

During 2020, a US-dollar functional currency subsidiary of SLB issued €0.8 billion of Euro-denominated debt. SLB entered into cross-currency interest rate swaps to hedge changes in the fair value of its €0.4 billion of 0.25% Notes due 2027 and €0.4 billion of 0.50% Notes due 2031.  These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 1.87% and 2.20%, respectively.

•

During 2020, a US-dollar functional currency subsidiary of SLB issued €2.0 billion of Euro-denominated debt. SLB entered into cross-currency interest rate swaps to hedge changes in the fair value of its €1.0 billion of 1.375% Guaranteed Notes due 2026 and €1.0 billion of 2.00% Guaranteed Notes due 2032.  These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.77% and 3.49%, respectively.

•

During 2020, a Canadian dollar functional currency subsidiary of SLB issued $0.5 billion of US dollar denominated debt. SLB entered into cross-currency interest rate swaps to hedge changes in the fair value of its $0.5 billion 1.40% Senior Notes due 2025.  These cross-currency interest rate swaps effectively convert the US dollar notes to Canadian dollar denominated debt with a fixed annual interest rate of 1.73%.

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps follows:

	(Stated in millions)

	Dec. 31, 2022	Dec. 31, 2021
Other Assets	$1	$66
Other Liabilities	$326	$78

The fair values were determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

SLB had derivative contracts in place that hedged the price of oil related to approximately 75% of the projected oil production for 2022 for one of its APS projects. During 2022, SLB entered into derivative contracts that hedge the price of oil relating to approximately 70% of the projected oil production for the first six months of 2023 and approximately 30% of the projected oil production for the last six months of 2023 for the same project. These contracts are accounted for as cash flow hedges.

SLB is exposed to risks on future cash flows to the extent that the local currency is not the functional currency and expenses denominated in local currency are not equal to revenues denominated in local currency. SLB uses foreign currency forward contracts to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges.

SLB is also exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While SLB uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the derivative is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income (Loss), as are changes in the fair value of the hedged item. Transaction losses of $96 million in 2022, $23 million in 2021, and $21 million in 2020 were recognized in the Consolidated Statement of Income (Loss) net of related hedging activities.

Foreign currency forward contracts were outstanding for the US dollar equivalent of $2.1 billion and $1.7 billion in various foreign currencies as of December 31, 2022 and 2021, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of December 31, 2022 and 2021.

The effect of derivative instruments designated as hedges and those not designated as hedges on the Consolidated Statement of Income (Loss) was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income (Loss)			Consolidated Statement
	2022	2021	2020	of Income (Loss) Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(254)	$(422)	$493	Cost of services/sales
Cross-currency interest rate swaps	(88)	(83)	(63)	Interest expense
Commodity contracts	(87)	-	-	Revenue
Foreign exchange contracts	(30)	5	(5)	Cost of services/sales
	$(459)	$(500)	$425
Derivatives not designated as hedges:
Foreign exchange contracts	$42	$(11)	$(29)	Cost of services/sales

SLB does not enter into derivative transactions for speculative purposes.

10. Stockholders’ Equity

SLB is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,420,188,492 and 1,403,381,685 shares were outstanding on December 31, 2022 and 2021, respectively. Holders of common stock are entitled to one vote for each share of stock held. SLB is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the SLB Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

			(Stated in millions)

	2022	2021	2020
Currency translation adjustments	$(2,444)	$(2,419)	$(2,502)
Pension and other postretirement benefit plans	(1,295)	(1,066)	(2,314)
Cash flow hedges	(116)	(85)	(70)
Other	-	-	2
	$(3,855)	$(3,570)	$(4,884)

11. Stock-based Compensation Plans

SLB has three types of stock-based compensation programs: (i) a restricted stock, restricted stock unit and performance share unit program (collectively referred to as “restricted stock”), (ii) a discounted stock purchase plan (“DSPP”), and (iii) stock options.

Restricted Stock

SLB grants performance share units to certain key employees. The number of shares earned is determined at the end of each performance period based on SLB’s achievement of certain predefined targets as described in the underlying performance share unit agreement. In the event SLB exceeds the predefined target, shares for up to a maximum of 250% of the target award may be awarded. In the event SLB falls below the predefined target, a reduced number of shares may be awarded. If SLB falls below the threshold award performance level, no shares will be awarded. As of December 31, 2022, 3.9 million performance share units were outstanding assuming the achievement of 100% of target.

All other restricted stock awards generally vest at the end of three years or vest ratably in equal tranches over a three-year period.

Restricted stock awards do not pay dividends or have voting rights prior to vesting. Accordingly, the fair value of a restricted stock award is generally the quoted market price of SLB’s stock on the date of grant less the present value of the expected dividends not received prior to vesting.

The following table summarizes information related to restricted stock activity:

	(Shares stated in millions)

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	22	$29.03	19	$35.24	12	$49.86
Granted	7	$36.16	8	$25.16	11	$26.53
Adjustments for performance achieved	2	$35.55	-	$-	-	$-
Vested	(13)	$32.42	(5)	$48.44	(3)	$71.56
Forfeited	-	$-	-	$-	(1)	$45.95
Unvested at year-end	18	$30.24	22	$29.03	19	$35.24

Discounted Stock Purchase Plan

Under the terms of the DSPP, employees can choose to have a portion of their earnings withheld, subject to certain restrictions, to purchase SLB common stock. Until July 1, 2022, the purchase price of the stock was 92.5% of the lower of the stock price at the beginning or end of the plan period at six-month intervals. Effective July 1, 2022, the purchase price of the stock was changed to 85% of the lower of the stock price at the beginning or end of the plan period at six-month intervals.

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2022	2021	2020
Dividend yield	1.8%	2.0%	4.0%
Expected volatility	47%	67%	43%
Risk-free interest rate	1.32%	0.07%	0.88%
Weighted-average fair value per share	$8.05	$6.72	$5.38

Stock Options

Key employees may be granted stock options under SLB stock option plans. The exercise price equals the average of the high and low sales prices of SLB stock on the date of grant. The maximum term is 10 years, and the options generally vest in increments over five years.

The following table summarizes stock option activity:

	(Shares stated in millions)

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	42	$68.95	48	$70.37	46	$75.65
Granted	-	$-	-	$-	7	$38.75
Exercised	(2)	$40.04	-	$-	-	$-
Forfeited / Expired	(5)	$71.45	(6)	$80.46	(5)	$71.86
Outstanding at year-end	35	$70.31	42	$68.95	48	$70.37

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2022:

	(Shares stated in millions)

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$38.75 - $41.47	10	6.6	$39.82	5	$40.19
$47.55 - $69.98	2	2.8	$62.30	2	$62.36
$70.31 - $79.85	9	2.0	$74.27	8	$74.15
$80.53 - $88.77	8	3.3	$84.44	8	$84.45
$91.28 - $114.83	6	1.7	$96.22	6	$96.21
	35	3.6	$70.31	29	$76.70

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2022 was 2.9 years.

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2022 was $133 million and $49 million, respectively.

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2022	2021	2020
Restricted stock	$255	$254	$293
DSPP	41	34	29
Stock options	17	36	75
	$313	$324	$397

At December 31, 2022, there was $275 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $172 million is expected to be recognized in 2023, $87 million in 2024, $12 million in 2025, and $4 million in 2026.

As of December 31, 2022, approximately 36 million shares of SLB common stock were available for future grants under SLB’s stock-based compensation programs.
12.  Income Taxes

Income (loss) before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2022	2021	2020
United States	$600	$30	$(4,394)
Outside United States	3,671	2,344	(6,904)
	$4,271	$2,374	$(11,298)

SLB recorded net pretax credits of $347 million in 2022 ($379 million of credits in the US and $32 million of net charges outside the US); and $65 million in 2021 ($75 million of credits in the US and $10 million of charges outside the US). SLB recorded net pretax charges of $12.515 billion in 2020 ($3.961 billion in the US and $8.554 billion outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax liabilities were as follows:

(Stated in millions)

	2022	2021
Intangible assets	$(780)	$(855)
Net operating losses	326	427
Research and development credits	129	118
Fixed assets, net	101	151
Inventories	45	58
Investments in non-US subsidiaries	(125)	(161)
Pension and other postretirement benefits	(114)	(136)
Other, net	357	304
	$(61)	$(94)

Approximately $300 million of the $326 million deferred tax asset relating to net operating losses at December 31, 2022 can be carried forward indefinitely.  The vast majority of the remaining balance expires at various dates between 2030 and 2041.

The deferred tax balances at December 31, 2022 and 2021 were net of valuation allowances relating to net operating losses in certain countries of $111 million and $133 million, respectively. Additionally, the deferred tax balances were net of valuation allowances relating to the following:

(Stated in millions)

	2022	2021
Foreign tax credits	$181	$210
Capital losses	$-	$49

The components of Tax expense (benefit) were as follows:

(Stated in millions)

	2022	2021	2020
Current:
United States-Federal	$2	$(32)	$21
United States-State	3	-	5
Outside United States	813	509	410
	818	477	436
Deferred:
United States-Federal	$98	$(132)	$(824)
United States-State	13	12	(67)
Outside United States	(70)	(15)	(563)
Valuation allowance	(80)	104	206
	(39)	(31)	(1,248)
	$779	$446	$(812)

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2022	2021	2020
US federal statutory rate	21%	21%	21%
Charges and credits (See Note 3)	(1)	-	(14)
Other	(2)	(2)	-
	18%	19%	7%

A number of the jurisdictions in which SLB operates have tax laws that are not fully defined and are evolving. SLB’s tax filings are subject to regular audit by the tax authorities. These audits may result in assessments for additional taxes that are resolved with the tax authorities or, potentially, through the courts. Tax liabilities are recorded based on estimates of additional taxes that will be due upon the conclusion of these audits. Due to the uncertain and complex application of tax regulations, the ultimate resolution of audits may result in liabilities which could be materially different from these estimates.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

(Stated in millions)

	2022	2021	2020
Balance at beginning of year	$1,001	$1,271	$1,301
Additions based on tax positions related to the current year	41	38	76
Additions for tax positions of prior years	64	19	78
Impact of changes in exchange rates	(38)	(24)	(3)
Settlements with tax authorities	(37)	(49)	(15)
Reductions for tax positions of prior years	(94)	(228)	(87)
Reductions due to the lapse of statute of limitations	(44)	(26)	(79)
	$893	$1,001	$1,271

The amounts above exclude accrued interest and penalties of $155 million, $164 million and $184 million at December 31, 2022, 2021 and 2020, respectively. SLB classifies interest and penalties relating to uncertain tax positions within Tax expense (benefit) in the Consolidated Statement of Income (Loss).

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which SLB operates:

Canada	2014 - 2022
Ecuador	2018 - 2022
Mexico	2013 - 2022
Norway	2017 - 2022
Russia	2019 - 2022
Saudi Arabia	2016 - 2022
United Kingdom	2017 - 2022
United States	2017 - 2022

13. Leases

SLB’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices, and certain equipment. Total operating lease expense, which approximates cash paid and includes short-term leases, was  $1.2 billion in both 2022 and 2021 and $1.4 billion in 2020.

Maturities of operating lease liabilities as of December 31, 2022 were as follows:

(Stated in millions)

2023	$165
2024	134
2025	105
2026	79
2027	67
Thereafter	262
Total lease payments	$812
Less: Interest	(113)
$699
Amounts recognized in balance sheet:
Accounts payable and accrued liabilities	$160
Other Liabilities	539
$699

The weighted-average remaining lease term as of December 31, 2022 was 10 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2022 was 3.3%.

14. Contingencies

SLB is party to various legal proceedings from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss with respect to any currently pending legal proceeding is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of any of these proceedings.

15. Segment Information

SLB is organized under four Divisions that combine and integrate SLB’s technologies, enhancing the Company’s ability to support the emerging long-term growth opportunities in each of these market segments.

The four Divisions, representing SLB’s segments, are:

•	Digital & Integration – Combines SLB’s industry-leading digital solutions and data products with its integrated offering of Asset Performance Solutions.
•	Reservoir Performance – Consists of reservoir-centric technologies and services that are critical to optimizing reservoir productivity and performance.
•	Well Construction – Combines the full portfolio of products and services to optimize well placement and performance, maximize drilling efficiency, and improve wellbore assurance.
•	Production Systems – Develops technologies and provides expertise that enhance production and recovery from subsurface reservoirs to the surface, into pipelines, and to refineries.

Financial information by segment is as follows:

		(Stated in millions)

	2022
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$3,725	$1,357	$3,132	$504	$689
Reservoir Performance	5,553	881	3,159	386	478
Well Construction	11,397	2,202	6,481	524	687
Production Systems	7,862	748	5,603	311	346
Eliminations & other	(446)	(177)	1,426	271	102
Pretax segment operating income		5,011
Goodwill and intangible assets			15,974
Cash and short-term investments			2,897
All other assets			4,463
Corporate & other (1)		(637)		151
Interest income (2)		27
Interest expense (3)		(477)
Charges & credits (4)		347
	$28,091	$4,271	$43,135	$2,147	$2,302

		(Stated in millions)

	2021
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$3,290	$1,141	$3,134	$446	$516
Reservoir Performance	4,599	648	2,923	415	348
Well Construction	8,706	1,195	4,714	537	424
Production Systems	6,710	634	4,684	302	267
Eliminations & other	(376)	(253)	1,501	269	99
Pretax segment operating income		3,365
Goodwill and intangible assets			16,201
Cash and short-term investments			3,139
All other assets			5,215
Corporate & other (1)		(573)		151
Interest income (2)		31
Interest expense (3)		(514)
Charges & credits (4)		65
	$22,929	$2,374	$41,511	$2,120	$1,654

		(Stated in millions)

	2020
				Depreciation
		Pretax		and	Capital
	Revenue	Income (Loss)	Assets	Amortization	Investments
Digital & Integration	$3,067	$727	$3,595	$615	$413
Reservoir Performance	5,602	353	3,489	549	384
Well Construction	8,614	870	4,768	580	420
Production Systems	6,650	623	4,665	338	240
Eliminations & other	(332)	(172)	940	276	63
Pretax segment operating income		2,401
Goodwill and intangible assets			16,436
Cash and short-term investments			3,006
All other assets			5,535
Corporate & other (1)		(681)		208
Interest income (2)		31
Interest expense (3)		(534)
Charges & credits (4)		(12,515)
	$23,601	$(11,298)	$42,434	$2,566	$1,520

(1)

Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.

(2)	Interest income excludes amounts which are included in the segments’ income (2022: $72 million; 2021: $2 million; 2020: $2 million).
(3)

Interest expense excludes amounts which are included in the segments’ income (2022: $13 million; 2021: $15 million; 2020: $28 million) and $10 million interest expense included in Charges & credits in 2021.

(4)	See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, exploration data and APS investments.

Capital investments includes capital expenditures, APS investments and exploration data cost capitalized.

Depreciation and amortization includes depreciation of property, plant and equipment and amortization of intangible assets, exploration data costs and APS investments.

Revenue by geographic area for the years ended December 31, 2022, 2021 and 2020 was as follows:

(Stated in millions)

	2022	2021	2020
North America	$5,995	$4,466	$5,478
Latin America	5,661	4,459	3,472
Europe/CIS/Africa	7,201	5,778	5,963
Middle East & Asia	9,033	8,059	8,567
Eliminations & other	201	167	121
	$28,091	$22,929	$23,601

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2022, 2021 and 2020, no single customer exceeded 10% of consolidated revenue.

SLB did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2022, 2021 and 2020 was $4.6 billion, $3.4 billion and $4.5 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2022
	North America	International	Other	Total
Digital & Integration	$1,069	$2,651	$5	$3,725
Reservoir Performance	455	5,091	7	5,553
Well Construction	2,311	8,875	211	11,397
Production Systems	2,176	5,675	11	7,862
Eliminations & other	(16)	(397)	(33)	(446)
	$5,995	$21,895	$201	$28,091

(Stated in millions)

	2021
	North America	International	Other	Total
Digital & Integration	$812	$2,474	$4	$3,290
Reservoir Performance	329	4,266	4	4,599
Well Construction	1,485	7,025	196	8,706
Production Systems	1,832	4,865	13	6,710
Eliminations & other	8	(334)	(50)	(376)
	$4,466	$18,296	$167	$22,929

(Stated in millions)

	2020
	North America	International	Other	Total
Digital & Integration	$573	$2,487	$7	$3,067
Reservoir Performance	1,547	4,043	12	5,602
Well Construction	1,453	6,965	196	8,614
Production Systems	1,921	4,702	27	6,650
Eliminations & other	(16)	(195)	(121)	(332)
	$5,478	$18,002	$121	$23,601

Fixed Assets less accumulated depreciation by geographic area was as follows:

(Stated in millions)

	2022	2021
North America	$1,459	$1,368
Latin America	913	868
Europe/CIS/Africa	1,668	1,690
Middle East & Asia	2,099	2,049
Unallocated	468	454
	$6,607	$6,429

16.  Pension and Other Postretirement Benefit Plans

Pension Plans

SLB sponsors several defined benefit pension plans that cover substantially all US employees hired prior to October 1, 2004. The benefits are based on years of service and compensation, on a career-average pay basis.

In addition to the US defined benefit pension plans, SLB sponsors several other international defined benefit pension plans. The most significant of these international plans are the International Staff Pension Plan and the UK pension plan (collectively, the “International plans”). The International Staff Pension Plan covers certain international employees hired prior to July 1, 2014 and is based on years of service and compensation on a career-average pay basis. The UK plan covers employees hired prior to April 1, 1999, and is based on years of service and compensation, on a final salary basis.

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2022	2021	2020	2022	2021	2020
Discount rate	3.00%	2.60%	3.30%	2.83%	2.38%	3.27%
Compensation increases	4.00%	4.00%	4.00%	4.83%	4.82%	4.83%
Return on plan assets	4.40%	6.60%	6.60%	5.05%	6.73%	6.71%

Net pension cost (credit) included the following components:

(Stated in millions)

	US			International
	2022	2021	2020	2022	2021	2020
Service cost	$37	$44	$55	$101	$117	$140
Interest cost	137	127	148	298	267	301
Expected return on plan assets	(202)	(254)	(233)	(530)	(640)	(591)
Amortization of prior service cost	-	-	8	-	-	-
Amortization of net loss	5	44	41	80	227	159
	$(23)	$(39)	$19	$(51)	$(29)	$9

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2022	2021	2022	2021
Discount rate	5.50%	3.00%	5.41%	2.83%
Compensation increases	4.00%	4.00%	4.84%	4.83%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2022	2021	2022	2021
Change in Projected Benefit Obligations:
Projected benefit obligation at beginning of year	$4,668	$4,940	$10,618	$11,140
Service cost	37	44	101	117
Interest cost	137	127	298	267
Contribution by plan participants	-	-	47	53
Actuarial gains	(1,152)	(211)	(3,140)	(586)
Currency effect	-	-	(148)	(18)
Benefits paid	(375)	(232)	(363)	(355)
Other	-	-	185	-
Projected benefit obligation at end of year	$3,315	$4,668	$7,598	$10,618
Change in Plan Assets:
Plan assets at fair value at beginning of year	$4,696	$4,776	$11,221	$10,493
Actual return on plan assets	(933)	145	(2,834)	1,040
Currency effect	-	-	(188)	(28)
Company contributions	8	7	18	18
Contributions by plan participants	-	-	47	53
Benefits paid	(375)	(232)	(363)	(355)
Other	-	-	225	-
Plan assets at fair value at end of year	$3,396	$4,696	$8,126	$11,221
Asset	$81	$28	$528	$603
Amounts Recognized in Balance Sheet:
Postretirement Benefits	$(151)	$(212)	$(14)	$(19)
Other Assets	232	240	542	622
	$81	$28	$528	$603
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial losses	$255	$276	$1,366	$1,174
Accumulated benefit obligation	$3,221	$4,484	$7,454	$10,370

The asset represents the difference between the plan assets and the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits based on employee service and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation but does not include an assumption about future compensation levels.

Actuarial gains arising during each of 2022 and 2021 were primarily attributable to increases in the discount rate used to determine the PBO.

The weighted-average allocation of plan assets as of December 31, 2022 and 2021 and the target allocations by asset category as of December 31, 2022 were as follows:

	US			International
	Target	2022	2021	Target	2022	2021
Cash and cash equivalents	0 - 3%	2%	2%	0 - 5%	2%	3%
Equity securities	0 - 5	-	5	10 - 20	10	23
Debt securities	80 - 90	83	84	50 - 60	56	53
Private equity and real estate	5 - 12	11	8	15 - 22	19	13
Private debt	2 - 8	4	1	9 - 15	13	8
	100%	100%	100%	100%	100%	100%

Asset performance is monitored frequently with an overall expectation that plan assets will meet or exceed the weighted index of its target asset allocation and component benchmark over rolling five-year periods.

The expected rate of return on assets assumptions reflect the long-term average rate of return expected to be earned on plan assets. The assumptions have been determined based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of SLB’s pension plan assets at December 31, 2022 and 2021, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

•	Level One: The use of quoted prices in active markets for identical instruments.
•

Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level Three: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(Stated in millions)

	US Plan Assets
	2022				2021
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$81	$77	$4	$-	$68	$61	$7	$-
Equity Securities:
US	3	-	3	-	212	196	16	-
International	-	-	-	-	49	48	1	-
Debt Securities:
Corporate bonds	1,775	-	1,775	-	2,583	-	2,583	-
Government and related debt securities	1,014	157	857	-	1,353	199	1,154	-
Mortgage and asset-based securities	29	-	29	-	-	-	-	-
Alternative Investments:
Private equity	291	-	-	291	293	-	-	293
Private debt	124	-	-	124	39	-	-	39
Real estate	79	-	-	79	99	-	-	99
Total	$3,396	$234	$2,668	$494	$4,696	$504	$3,761	$431

(Stated in millions)

	International Plan Assets
	2022				2021
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$170	$163	$7	$-	$362	$353	$9	$-
Equity Securities:
US	580	497	83	-	1,909	1,600	309	-
International	273	273	-	-	717	717	-	-
Debt Securities:
Corporate bonds	2,224	-	2,224	-	2,859	-	2,859	-
Government and related debt securities	2,283	336	1,947	-	2,390	221	2,169	-
Mortgage and asset-based securities	13	-	13	-	644	-	644	-
Alternative Investments:
Private equity	1,362	-	-	1,362	1,284	-	-	1,284
Private debt	1,041	-	-	1,041	869	-	-	869
Real estate	180	-	-	180	187	-	-	187
Total	$8,126	$1,269	$4,274	$2,583	$11,221	$2,891	$5,990	$2,340

SLB’s funding policy is to annually contribute amounts that are based upon a number of factors including the funded status of the plans, amounts that are deductible for income tax purposes, legal funding requirements and available cash flow. SLB does not expect to make any material contributions to its postretirement benefit plans in 2023.

Postretirement Benefits Other Than Pensions

SLB provides healthcare benefits to certain former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligations		Net Periodic Benefit
	At December 31,		Cost for the Year
	2022	2021	2022	2021	2020
Discount rate	5.50%	3.00%	3.00%	2.60%	3.30%
Return on plan assets	-	-	2.94%	6.21%	6.21%
Current medical cost trend rate	7.50%	6.75%	6.75%	7.00%	7.25%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2031	2031	2031	2031

The net periodic benefit credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2022	2021	2020
Service cost	$23	$28	$31
Interest cost	33	32	36
Expected return on plan assets	(38)	(73)	(70)
Amortization of prior service credit	(23)	(23)	(25)
Amortization of net loss	(10)	-	-
Curtailment gain	-	-	(69)
	$(15)	$(36)	$(97)

Due to the actions taken by SLB to reduce its global workforce during 2020, SLB experienced a significant reduction in the expected aggregate years of future service of its employees in its US postretirement medical plan. Accordingly, SLB recorded a curtailment gain of $69 million during the second quarter of 2020 relating to this plan. The curtailment gain includes recognition of the decrease in the benefit obligation as well as a portion of the previously unrecognized prior service credit, reflecting the reduction in expected years of future service.  As a result of the curtailment, SLB performed a remeasurement of the plan, which had an immaterial impact.  This gain was classified in Impairments & other in the Consolidated Statement of Income (Loss).  See Note 3 – Charges and Credits.

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2022	2021
Change in Accumulated Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$1,146	$1,234
Service cost	23	28
Interest cost	33	32
Contribution by plan participants	9	10
Actuarial gains	(338)	(95)
Benefits paid	(65)	(63)
Benefit obligation at end of year	$808	$1,146
Change in Plan Assets:
Plan assets at fair value at beginning of year	$1,318	$1,356
Actual return on plan assets	(323)	15
Contributions by plan participants	8	10
Benefits paid	(65)	(63)
Plan assets at fair value at end of year	$938	$1,318
Asset	$130	$172
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial gains	$199	$225
Prior service credit	59	81
	$258	$306

The asset balance relating to this plan was included in Other Assets in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 87% in debt securities and 13% in equity securities at December 31, 2022. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Plans		Postretirement
	US	International	Medical Plan
2023	$226	$390	$51
2024	$227	$399	$51
2025	$228	$412	$52
2026	$230	$425	$52
2027	$231	$432	$54
2028-2032	$1,168	$2,376	$296

17. Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)

	2022	2021	2020
Interest	$562	$560	$598
Income tax	$716	$591	$582

Interest and other income, net includes the following:

(Stated in millions)

	2022	2021	2020
Gain on sale of Liberty shares *	$325	$28	$-
Loss on Blue Chip Swap transactions *	(139)	-	-
Gain on ADC equity investment *	107	-	-
Earnings of equity method investments	164	40	91
Interest income	99	33	33
Gain on sale of real estate *	43	-	-
Gain on repurchase of bonds *	11	-	-
Unrealized gain on marketable securities *	-	47	39
Gain on sale of OneStim *	-	-	104
	$610	$148	$267

* See Note 3 – Charges and Credits

The components of depreciation and amortization expense were as follows:

(Stated in millions)

	2022	2021	2020
Depreciation of fixed assets	$1,368	$1,402	$1,625
Amortization of APS investments	368	305	396
Amortization of intangible assets	301	302	371
Amortization of exploration data costs	110	111	174
	$2,147	$2,120	$2,566

The change in Allowance for doubtful accounts was as follows:

(Stated in millions)

	2022	2021	2020
Balance at beginning of year	$319	$301	$255
Additions	54	47	58
Amounts written off	(33)	(29)	(12)
Balance at end of year	$340	$319	$301

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.3 billion at December 31, 2022 and $0.2 billion at December 31, 2021.  Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Other Assets consist of the following:

(Stated in millions)

	2022	2021
Investments in APS projects	$2,023	$1,786
Pension and other postretirement plan assets	904	1,034
Operating lease assets	538	553
Exploration data costs capitalized	141	154
Fair value of hedge contracts	1	66
Other	363	590
	$3,970	$4,183

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2022	2021
Trade	$3,921	$3,205
Payroll, vacation and employee benefits	1,493	1,377
Billings and cash collections in excess of revenue	1,157	1,088
Other	2,550	2,712
	$9,121	$8,382

Management’s Report on Internal Control Over Financial Reporting

SLB management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a–15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). SLB’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SLB management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022.  In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment SLB’s management has concluded that, as of December 31, 2022, its internal control over financial reporting is effective based on those criteria.

The effectiveness of SLB’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Schlumberger Limited and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
January 25, 2023

We have served as the Company’s auditor since 1952.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

SLB has carried out an evaluation under the supervision and with the participation of SLB’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of SLB’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, SLB’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that SLB files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. SLB’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in SLB’s internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, SLB’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, SLB completed the wind-down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

SLB’s residual transactions or dealings with the government of Iran in 2022 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for services rendered in Iran prior to the wind-down and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of SLB.

See “Item 1. Business—Information About Our Executive Officers” of this Report for information regarding SLB’s executive officers. The information set forth under the captions “Election of Directors,” “Corporate Governance—Process for Selecting New Directors,” and “Corporate Governance—Board Committees” in SLB’s 2023 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Stock Ownership Information—Delinquent Section 16(a) Reports” in SLB’s 2023 Proxy Statement is incorporated herein by reference to the extent any disclosure is required.

SLB has a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. SLB’s Code of Conduct is posted on its website at https://www.slb.com/who-we-are/guiding-principles/our-code-of-conduct. SLB intends to disclose future amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules at https://www.slb.com/who-we-are/guiding-principles/our-code-of-conduct.

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay Versus Performance,” and “Director Compensation” in SLB’s 2023 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Management and Our Board,” “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” and “Executive Compensation Tables—Equity Compensation Plan Information” in SLB’s 2023 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Person Transactions” in SLB’s 2023 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Ratification of Appointment of Independent Auditors for 2023” in SLB’s 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required.
(3)	Exhibits: See exhibits listed under Part (b) below.
(b)	Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on July 22, 2019)	3.2

Description of Common Stock of Schlumberger Limited (incorporated by reference to Exhibit 4.1 to SLB’s Annual Report on Form 10-K filed on January 27, 2021)	4.1

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013)	4.2

First Supplemental Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 3.650% Senior Notes due 2023) (incorporated by reference to Exhibit 4.2 to SLB’s Current Report on Form 8-K filed on December 3, 2013)	4.3

Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020)	4.4

Officers’ Certificate dated as of August 11, 2020, executed by Schlumberger Investment SA, as issuer, and Schlumberger Limited, as guarantor (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on August 11, 2020)	4.5

Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on September 18, 2020)	4.6

First Supplemental Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 1.400% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to SLB’s Current Report on Form 8-K filed on September 18, 2020)	4.7

Schlumberger Limited Supplementary Benefit Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.1 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.2 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2019 (incorporated by reference to Exhibit 10.3 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.3

2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.8 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.4

Form of Option Agreement (Employees in France), Incentive Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.6

Exhibit

2018 Rules of SLB’s 2010, 2013 and 2017 Omnibus Incentive Plans for Employees in France (incorporated by reference to Appendix B to SLB’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 2, 2018) (+)	10.7

2013 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.8

Form of Option Agreement, Incentive Stock Option, under SLB’s 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.9

Form of Restricted Stock Unit Award Agreement under SLB’s 2013 Omnibus Stock Incentive Plan (three-year vesting) (incorporated by reference to Exhibit 10.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.10

Form of Restricted Stock Unit Award Agreement under SLB’s 2013 Omnibus Stock Incentive Plan (ratable vesting) (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K filed on January 27, 2021) (+)	10.11

Form of Restricted Stock Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.12

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (incorporated by reference to Exhibit 10.27 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.13

Form of 2020 Two-Year Performance Share Unit Award Agreement (with relative TSR modifier) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (+)	10.14

Form of 2020 Three-Year Performance Share Unit Award Agreement (with relative TSR modifier) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020) (+)	10.15

Form of Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.16

Form of Performance Share Unit Award Agreement (Based on Return on Capital Employed Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.17

Form of Performance Share Unit Award Agreement (Based on Relative TSR Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.18

2017 Omnibus Stock Incentive Plan, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.1 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.19

Discounted Stock Purchase Plan, as amended and restated effective July 1, 2022 (incorporated by reference to Exhibit 10.1 to SLB’s Current Report on Form 10-Q filed on July 27, 2022) (+)	10.20

2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.3 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.21

Form of Indemnification Agreement (incorporated by reference to Exhibit 10 to SLB’s Current Report on Form 8-K filed on October 21, 2013) (+)	10.22

Employment, Non-Competition and Non-Solicitation Agreement effective as of April 1, 2022, by and between Schlumberger Limited and Ashok Belani (incorporated by reference to Exhibit 10.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.23

Employment, Non-Competition and Non-Solicitation Agreement effective as of May 1, 2022, by and between Schlumberger Limited and Hinda Gharbi (incorporated by reference to Exhibit 10.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.24

Exhibit

Significant Subsidiaries (*)	21

Issuers of Registered Guaranteed Debt Securities (*)	22

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.2

Mine Safety Disclosure (*)	95

Inline XBRL Instance Document (*)	101.INS

Inline XBRL Taxonomy Extension Schema Document (*)	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase Document (*)	101.DEF

Inline XBRL Taxonomy Extension Label Linkbase Document (*)	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)	101.PRE

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	104
(*) Filed with this Form 10-K
(**) Furnished with this Form 10-K
(+) Management contracts or compensatory plans or arrangements

The Exhibits filed herewith do not include certain instruments with respect to long-term debt of Schlumberger Limited and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10 percent of the total assets of Schlumberger Limited and its subsidiaries on a consolidated basis. SLB agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the SEC upon request.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 25, 2023		SCHLUMBERGER LIMITED

		By:	/S/ Howard Guild
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director (Principal Executive Officer)
Olivier Le Peuch

/S/ Stephane Biguet	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephane Biguet

/S/ Howard Guild	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter Coleman

*	Director
Patrick de La Chevardière

*	Director
Miguel M. Galuccio

*	Director
Samuel Leupold

*	Director
Tatiana A. Mitrova

*	Director
Maria Moræus Hanssen

*	Director
Vanitha Narayanan

*	Chairman of the Board
Mark G. Papa

*	Director
Jeff W. Sheets

*	Director
Ulrich Spiesshofer

/s/ Dianne B. Ralston	January 25, 2023
*By Dianne B. Ralston, Attorney-in-Fact