Form 10-Q
period 2023-03-31
SCHLUMBERGER LIMITED/NV
filed 2023-04-26
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,425,330,904

SCHLUMBERGER LIMITED

First Quarter 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Services	$5,334	$4,222
Product sales	2,402	1,740
Total Revenue	7,736	5,962
Interest & other income	92	50
Expenses
Cost of services	4,129	3,387
Cost of sales	2,156	1,626
Research & engineering	174	141
General & administrative	91	97
Interest	117	123
Income before taxes	1,161	638
Tax expense	217	118
Net income	944	520
Net income attributable to noncontrolling interests	10	10
Net income attributable to SLB	$934	$510

Basic income per share of SLB	$0.65	$0.36

Diluted income per share of SLB	$0.65	$0.36

Average shares outstanding:
Basic	1,426	1,412
Assuming dilution	1,446	1,434

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$944	$520
Currency translation adjustments
Unrealized net change arising during the period	(34)	(106)
Cash flow hedges
Net gain (loss) on cash flow hedges	(33)	9
Reclassification to net income of net realized (gain) loss	(5)	17
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	(2)	16
Amortization to net income of net prior service credit	(6)	(5)
Income taxes on pension and other postretirement benefit plans	2	-
Comprehensive income	866	451
Comprehensive income attributable to noncontrolling interests	10	10
Comprehensive income attributable to SLB	$856	$441

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2023	Dec. 31,
	(Unaudited)	2022
ASSETS
Current Assets
Cash	$1,501	$1,655
Short-term investments	1,003	1,239
Receivables less allowance for doubtful accounts (2023 - $339; 2022 - $340)	7,578	7,032
Inventories	4,286	3,999
Other current assets	1,032	1,078
	15,400	15,003
Investments in Affiliated Companies	1,554	1,581
Fixed Assets less accumulated depreciation	6,691	6,607
Goodwill	13,113	12,982
Intangible Assets	3,021	2,992
Other Assets	4,076	3,970
	$43,855	$43,135
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,700	$9,121
Estimated liability for taxes on income	1,038	1,002
Short-term borrowings and current portion of long-term debt	2,140	1,632
Dividends payable	374	263
	12,252	12,018
Long-term Debt	10,698	10,594
Postretirement Benefits	168	165
Deferred Taxes	194	61
Other Liabilities	2,163	2,308
	25,475	25,146
Equity
Common stock	11,264	11,837
Treasury stock	(559)	(1,016)
Retained earnings	11,296	10,719
Accumulated other comprehensive loss	(3,933)	(3,855)
SLB stockholders’ equity	18,068	17,685
Noncontrolling interests	312	304
	18,380	17,989
	$43,855	$43,135

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$944	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (1)	563	533
Deferred taxes	112	(14)
Stock-based compensation expense	81	89
Earnings of equity method investments, less dividends received	(32)	6
Change in assets and liabilities: (2)
Increase in receivables	(509)	(404)
Increase in inventories	(288)	(464)
Decrease (increase) in other current assets	54	(177)
Increase in other assets	(10)	(25)
(Decrease) increase in accounts payable and accrued liabilities	(473)	89
(Decrease) increase in estimated liability for taxes on income	(84)	8
Increase (decrease) in other liabilities	2	(5)
Other	(30)	(25)
NET CASH PROVIDED BY OPERATING ACTIVITIES	330	131
Cash flows from investing activities:
Capital expenditures	(410)	(304)
APS investments	(133)	(168)
Exploration data costs capitalized	(52)	(40)
Business acquisitions and investments, net of cash acquired	(244)	-
Proceeds from sale of Liberty shares	137	84
Sale of short-term investments, net	236	336
Other	(81)	(23)
NET CASH USED IN INVESTING ACTIVITIES	(547)	(115)
Cash flows from financing activities:
Dividends paid	(249)	(175)
Proceeds from employee stock purchase plan	86	64
Proceeds from exercise of stock options	35	7
Stock repurchase program	(230)	-
Proceeds from issuance of long-term debt	559	-
Net (decrease) increase in short-term borrowings	(50)	16
Taxes paid on net settled stock-based compensation awards	(88)	(81)
Other	(1)	(1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	62	(170)
Net decrease in cash before translation effect	(155)	(154)
Translation effect on cash	1	(3)
Cash, beginning of period	1,655	1,757
Cash, end of period	$1,501	$1,600

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and APS investments.
(2)
Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2023 – March 31, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2023	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989
Net income			934		10	944
Currency translation adjustments				(34)		(34)
Changes in fair value of cash flow hedges				(38)		(38)
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged	(28)	63				35
Vesting of restricted stock, net of taxes withheld	(503)	415				(88)
Employee stock purchase plan	(123)	209				86
Stock repurchase program		(230)				(230)
Stock-based compensation expense	81					81
Dividends declared ($0.25 per share)			(357)			(357)
Dividends paid to noncontrolling interests					(2)	(2)
Balance, March 31, 2023	$11,264	$(559)	$11,296	$(3,933)	$312	$18,380

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2022 – March 31, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2022	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286
Net income			510		10	520
Currency translation adjustments				(106)		(106)
Changes in fair value of cash flow hedges				26		26
Pension and other postretirement benefit plans				11		11
Shares sold to optionees, less shares exchanged	(5)	12				7
Vesting of restricted stock, net of taxes withheld	(631)	550				(81)
Employee stock purchase plan	(104)	168				64
Stock-based compensation expense	89					89
Dividends declared ($0.125 per share)			(177)			(177)
Balance, March 31, 2022	$11,957	$(1,503)	$8,532	$(3,639)	$292	$15,639

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2023	1,434	(14)	1,420
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	5	5
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(4)	(4)
Balance, March 31, 2023	1,434	(9)	1,425

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The December 31, 2022 balance sheet information has been derived from the SLB 2022 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on January 25, 2023.

2. Charges and Credits

2023

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a gain of $36 million which is classified in Interest & other income in the Consolidated Statement of Income.

2022

During the first quarter of 2022, SLB sold 7.2 million of its shares of Liberty and received proceeds of $84 million. As a result, SLB recognized a gain of $26 million which is classified in Interest & other income in the Consolidated Statement of Income.

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2023			2022
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$934	1,426	$0.65	$510	1,412	$0.36
Assumed exercise of stock options	-	2		-	-
Unvested restricted stock	-	18		-	22
Diluted	$934	1,446	$0.65	$510	1,434	$0.36

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Three Months Ended March 31,
	2023	2022
Employee stock options	24	31

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2023	2022
Raw materials & field materials	$2,219	$2,085
Work in progress	650	547
Finished goods	1,417	1,367
	$4,286	$3,999

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2023	2022
Property, plant & equipment	$28,568	$28,386
Less: Accumulated depreciation	21,877	21,779
	$6,691	$6,607

Depreciation expense relating to fixed assets was $347 million and $338 million in the first quarter of 2023 and 2022, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Mar. 31, 2023			Dec. 31, 2022
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,707	$644	$1,063	$1,680	$631	$1,049
Technology/technical know-how	1,307	699	608	1,280	676	604
Tradenames	795	239	556	767	222	545
Other	1,680	886	794	1,657	863	794
	$5,489	$2,468	$3,021	$5,384	$2,392	$2,992

Amortization expense charged to income was $76 million during the first quarter of 2023 and $75 million during the first quarter of 2022.

Based on the carrying value of intangible assets at March 31, 2023, amortization expense for the subsequent five years is estimated to be: remaining three quarters of 2023—$223 million; 2024—$290 million; 2025—$275 million; 2026—$270 million; 2027—$263 million; and 2028—$263 million.

7. Long-term Debt

Long-term Debt consist of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2023	2022
3.90% Senior Notes due 2028	$1,464	$1,464
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,082	1,061
2.00% Guaranteed Notes due 2032	1,076	1,055
0.25% Notes due 2027	974	955
0.50% Notes due 2031	973	954
4.30% Senior Notes due 2029	847	847
1.00% Guaranteed Notes due 2026	648	635
0.00% Notes due 2024	542	531
4.00% Senior Notes due 2025	523	522
1.40% Senior Notes due 2025	499	499
3.75% Senior Notes due 2024	355	355
7.00% Notes due 2038	201	202
5.95% Notes due 2041	112	112
5.13% Notes due 2043	98	98
3.70% Notes due 2024	54	54
	$10,698	$10,594

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at March 31, 2023 and December 31, 2022, was $9.8 billion and $9.4 billion, respectively.

At March 31, 2023, SLB had committed credit facility agreements aggregating $5.75 billion with commercial banks, of which $5.19 billion was available and unused. These committed facilities support commercial paper programs in the United States and Europe, of which $0.75 billion matures in February 2024, $2.0 billion matures in February 2025, $1.0 billion matures in July 2026 and $2.0 billion matures in February 2027. SLB also has a €750 million three-year committed revolving credit facility maturing in June 2024. At March 31, 2023 no amounts had been drawn under this facility. Interest rates and other terms of borrowing under these lines of credit vary by facility.

Borrowings under the commercial paper programs at March 31, 2023 were $559 million, all of which was classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2022.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both indirect wholly-owned subsidiaries of Schlumberger Limited.

8. Derivative Instruments and Hedging Activities

SLB’s functional currency is primarily the US dollar. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase (decrease).

Changes in foreign currency exchange rates exposes SLB to risks on future cash flows relating to certain of its fixed rate debt denominated in currencies other than the functional currency. SLB uses cross-currency interest rate swaps to provide a hedge against these risks. These contracts are accounted for as cash flow hedges, with the fair value of the derivative recorded on the Consolidated Balance Sheet and in Accumulated other comprehensive loss. Amounts recorded Accumulated other comprehensive loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings.

Details regarding SLB’s outstanding cross-currency interest rate swaps as of March 31, 2023, were as follows:

•
During 2019, a US-dollar functional currency subsidiary of SLB issued €1.5 billion of Euro-denominated debt. SLB entered into cross-currency interest rate swaps in order to hedge changes in the US dollar value of its €0.5 billion 0.00% Notes due 2024, €0.5 billion 0.25% Notes due 2027 and €0.5 billion 0.50% Notes due 2031. These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.29%, 2.51% and 2.76%, respectively.
•
During 2020, a US-dollar functional currency subsidiary of SLB issued €0.8 billion of Euro-denominated debt. SLB entered into cross-currency interest rate swaps to hedge changes in the US dollar value of its €0.4 billion of 0.25% Notes due 2027 and €0.4 billion of 0.50% Notes due 2031. These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 1.87% and 2.20%, respectively.

•
During 2020, a US-dollar functional currency subsidiary of SLB issued €2.0 billion of Euro-denominated debt. SLB entered into cross-currency interest rate swaps to hedge changes in the US dollar value of its €1.0 billion of 1.375% Guaranteed Notes due 2026 and €1.0 billion of 2.00% Guaranteed Notes due 2032. These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.77% and 3.49%, respectively.
•
During 2020, a Canadian dollar functional currency subsidiary of SLB issued $0.5 billion of US dollar denominated debt. SLB entered into cross-currency interest rate swaps to hedge changes in the US dollar value of its $0.5 billion 1.40% Senior Notes due 2025. These cross-currency interest rate swaps effectively convert the US dollar notes to Canadian dollar denominated debt with a fixed annual interest rate of 1.73%.

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Mar. 31, 2023	Dec. 31, 2022
Other Assets	$7	$1
Other Liabilities	$283	$326

The fair values were determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

SLB has entered into derivative contracts that hedge the price of oil related to approximately 70% of the projected oil production for the remaining nine months of 2023 for one of its Asset Performance Solutions ("APS") projects. These contracts are accounted for as cash flow hedges, with changes in the fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings. At March 31, 2023, included in Other current assets was $10 million and included in Accounts payable and accrued liabilities was $3 million relating to the fair value of the outstanding commodity contracts.

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $2.5 billion and $2.1 billion in various foreign currencies as of March 31, 2023 and December 31, 2022, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of March 31, 2023 and December 31, 2022.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter	First Quarter
	2023	2022	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$95	$(131)	Cost of services/sales
Cross-currency interest rate swaps	(22)	(21)	Interest expense
Commodity contracts	2	(15)	Revenue
Foreign exchange contracts	3	(2)	Cost of services/sales
	$78	$(169)
Derivatives not designated as hedges:
Foreign exchange contracts	$1	$(11)	Cost of services/sales

9. Contingencies

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

10. Segment Information

		(Stated in millions)

	First Quarter 2023		First Quarter 2022
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$894	$265	$857	$292
Reservoir Performance	1,503	242	1,210	160
Well Construction	3,261	672	2,398	388
Production Systems	2,207	205	1,604	114
Eliminations & other	(129)	7	(107)	(60)
Pretax segment operating income		1,391		894
Corporate & other (1)		(169)		(164)
Interest income (2)		17		2
Interest expense (3)		(114)		(120)
Charges and credits (4)		36		26
	$7,736	$1,161	$5,962	$638

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2023; $12 million in 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2023; $3 million in 2022).
(4)
See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2023	2022
North America	$1,698	$1,282
Latin America	1,618	1,204
Europe & Africa (1)	1,974	1,404
Middle East & Asia	2,393	2,024
Other	53	48
	$7,736	$5,962

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2023
	North
	America	International	Other	Total
Digital & Integration	$251	$642	$1	$894
Reservoir Performance	120	1,380	3	1,503
Well Construction	711	2,493	57	3,261
Production Systems	626	1,574	7	2,207
Eliminations & other	(10)	(104)	(15)	(129)
	$1,698	$5,985	$53	$7,736

	First Quarter 2022
	North
	America	International	Other	Total
Digital & Integration	$225	$631	$1	$857
Reservoir Performance	103	1,105	2	1,210
Well Construction	485	1,865	48	2,398
Production Systems	473	1,127	4	1,604
Eliminations & other	(4)	(96)	(7)	(107)
	$1,282	$4,632	$48	$5,962

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.3 billion at both March 31, 2023 and December 31, 2022. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, SLB does not have significant backlog. Total backlog was $3.0 billion at March 31, 2023, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.2 billion at both March 31, 2023 and December 31, 2022. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2023 Compared to Fourth Quarter 2022

		(Stated in millions)

	First Quarter 2023		Fourth Quarter 2022
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$894	$265	$1,012	$382
Reservoir Performance	1,503	242	1,554	282
Well Construction	3,261	672	3,229	679
Production Systems	2,207	205	2,215	238
Eliminations & other	(129)	7	(131)	(24)
Pretax segment operating income		1,391		1,557
Corporate & other (1)		(169)		(169)
Interest income (2)		17		14
Interest expense (3)		(114)		(118)
Charges and credits (4)		36		63
	$7,736	$1,161	$7,879	$1,347

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in Q1 2023; $19 million in Q4 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in Q1 2023; $3 million in Q4 2022).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2023 revenue of $7.7 billion decreased 2% sequentially. Revenue grew 4% in North America, the eighth consecutive quarter of growth, as SLB benefited from its exposure to the most resilient basins and market segments. Internationally, the sequential revenue decline of 3% was less pronounced than historical trends as seasonal effects were partially offset by robust activity gains.

From a macro perspective, SLB maintains its very constructive multiyear outlook as the upcycle attributes and key activity drivers continue to evolve very positively. The international and offshore markets continue to experience a strong resurgence of activity driven by resilient long-cycle development and capacity expansion projects. In contrast, the North American land market, which led the early part of this upcycle, could potentially result in an activity plateau in 2023 due to lower gas prices and capital restraint by private E&P operators.

On balance, SLB believes the global activity outlook for the full year remains very solid. Through the first quarter, the resilience, breadth, and durability of this upcycle have become more evident, particularly in the international markets. These attributes are highlighted by the following factors:

•
There is broader recognition of the positive long-term demand outlook for oil and gas and the potential for a stronger demand rebound in the second half of the year. In addition, recent OPEC+ decisions continue to keep commodity prices at supportive levels, providing operators increased confidence to execute their projects.
•
Broad-based investments to expand oil capacity and diversify gas supply have been reinforced by the capex plans recently announced by major IOCs and NOCs. Most of the announced budgets highlight a significant increase in spending that supports multiyear activity growth in key resource basins all over the world. In fact, we expect investments will become even more extensive internationally as the pursuit of supply diversity remains a global priority and gathers greater urgency.
•
The durability of the current cycle is underscored by the nature of the ongoing investments with the emergence of gas as a long-term energy transition fuel and enabler of energy security, the prominence of long-cycle projects, and the pivot to the Middle East and offshore basins as the anchors of supply growth.
•
The return of global exploration and appraisal will likely extend this cycle of investment for a number of years.

Looking to the second quarter of 2023, SLB expects strong growth with seasonal recovery in the Northern Hemisphere, capacity expansion projects in the Middle East that are in various stages of ramp-up, and robust activity in Asia and Sub-Sahara Africa. This growth scenario provides support for broad sequential margin expansion across the Divisions and geographies.

Digital & Integration

Digital & Integration revenue of $894 million declined 12% sequentially due to lower revenue from APS projects and seasonally lower sales of digital and exploration data licenses following strong year-end sales. The APS revenue decline resulted primarily from a temporary production interruption in the projects in Ecuador due to a pipeline disruption and lower commodity prices that impacted the project in Canada.

Digital & Integration pretax operating margin of 30% decreased eight percentage points due to seasonally lower sales of digital and exploration data licenses and lower APS revenue. Digital & Integration pretax operating margin is expected to expand next quarter on higher digital sales and increased revenue from APS projects.

Reservoir Performance

Reservoir Performance revenue of $1.5 billion decreased 3% sequentially primarily due to seasonal activity reductions in Europe and Asia and lower revenue in Russia.

Reservoir Performance pretax operating margin of 16% decreased 207 basis points (“bps”) largely due to reduced profitability from the seasonal decline in stimulation activity internationally, primarily in the Northern Hemisphere.

Well Construction

Well Construction revenue of $3.3 billion increased 1% sequentially driven by increased drilling, measurements, and integrated well construction activity, mainly on land and offshore North America that was largely offset by lower revenue in Russia.

Well Construction pretax operating margin of 21% was essentially flat sequentially.

Production Systems

Production Systems revenue of $2.2 billion was flat sequentially as strong sales of subsea production systems in offshore North America and Trinidad were offset by lower revenue in the Middle East & Asia and Russia following the strong year-end sales of the previous quarter.

Production Systems pretax operating margin of 9% contracted 148 bps sequentially as improved profitability from increasing activity, coupled with execution efficiency in North America, was more than offset by reduced margins internationally due to seasonality and activity mix.

First Quarter 2023 Compared to First Quarter 2022

		(Stated in millions)

	First Quarter 2023		First Quarter 2022
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$894	$265	$857	$292
Reservoir Performance	1,503	242	1,210	160
Well Construction	3,261	672	2,398	388
Production Systems	2,207	205	1,604	114
Eliminations & other	(129)	7	(107)	(60)
Pretax segment operating income		1,391		894
Corporate & other (1)		(169)		(164)
Interest income (2)		17		2
Interest expense (3)		(114)		(120)
Charges and credits (4)		36		26
	$7,736	$1,161	$5,962	$638

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2023; $12 million in 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2023; $3 million in 2022).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2023 revenue of $7.7 billion increased 30% year on year. SLB’s Core Divisions, consisting of Reservoir Performance, Well Construction and Production Systems, collectively grew 34% and expanded pretax operating margins by more than 300 bps. Each of these three Core Divisions delivered very strong growth and expanded margins—driven by increased activity, pricing, and technology adoption.

On a geographical basis, year-on-year revenue growth was broad based with North America revenue increasing 32% due to strong land and offshore drilling and higher sales of production systems, while international revenue grew 29%. International growth was widespread across all areas, led by Europe & Africa, which grew 41% primarily from higher sales of production systems in Europe and Scandinavia and increased exploration and production activity offshore Africa. Latin America revenue increased 34% due to robust drilling activity and higher sales of production systems, while revenue in the Middle East & Asia increased 18% primarily due to higher drilling, intervention, and evaluation activity.

Digital & Integration

Digital & Integration revenue of $894 million increased 4% year on year as a result of continued growth in digital sales and increased exploration data license sales in the US Gulf of Mexico, which were partially offset by lower revenue from APS projects.

Digital & Integration pretax operating margin of 30% decreased 440 bps year on year as the continued growth in digital sales was more than offset by lower APS revenue.

Reservoir Performance

Reservoir Performance revenue of $1.5 billion grew 24% year on year due to increased activity across all areas on land and offshore and from both exploration and production activity. More than 30% revenue growth was recorded both in Latin America, mainly from higher intervention activity, and in Europe & Africa, largely from new evaluation and stimulation projects.

Reservoir Performance pretax operating margin of 16% expanded 291 bps year on year with profitability improving across the international market driven by higher activity and improved pricing.

Well Construction

Well Construction revenue of $3.3 billion increased 36% year on year driven by strong activity and solid pricing improvements led by North America and Latin America, both of which grew more than 45%. Europe & Africa revenue increased 38% while Middle East & Asia revenue grew 24% year on year.

Well Construction pretax operating margin of 21% expanded 444 bps year on year with profitability improving across most areas driven by higher activity and improved pricing.

Production Systems

Production Systems revenue of $2.2 billion increased 38% year on year driven by strong activity across all areas led by Europe & Africa and Latin America, which grew 63% and 50%, respectively. North America revenue increased 32% while Middle East & Asia revenue grew 11%.

Production Systems pretax operating margin of 9% expanded 217 bps year on year mainly driven by higher artificial lift, surface, and subsea sales and execution efficiency as supply chain and logistics constraints continued to ease.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2023	2022
Gain on sale of Liberty shares	$36	$26
Earnings of equity method investments	39	10
Interest income	17	14
	$92	$50

Earnings of equity method investments for the three months ended March 31, 2023 increased $29 million as compared to the same period of 2022 primarily due to SLB’s share of net income associated with its investment in Liberty Energy Inc. ("Liberty"). SLB recorded its share of Liberty’s net income or loss on a one-quarter lag. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2023 and 2022 were as follows:

	First Quarter
	2023	2022
Research & engineering	2.3%	2.4%
General & administrative	1.2%	1.6%

The effective tax rate for the first quarter of 2023 was 18.7%, compared to 18.4% for the same period of 2022.

Charges and Credits

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty in exchange for an equity interest in Liberty. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a gain of $36 million, which is classified in Interest & other income in the Consolidated Statement of Income.

During the first quarter of 2022, SLB sold 7.2 million of its shares of Liberty and received proceeds of $84 million. As a result, SLB recognized a gain of $26 million, which is classified in Interest & other income in the Consolidated Statement of Income.

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity:	2023	2022	2022
Cash	$1,501	$1,600	$1,655
Short-term investments	1,003	1,049	1,239
Short-term borrowings and current portion of long-term debt	(2,140)	(923)	(1,632)
Long-term debt	(10,698)	(13,163)	(10,594)
Net debt (1)	$(10,334)	$(11,437)	$(9,332)

	Three Months Ended Mar. 31,
Changes in Liquidity:	2023	2022
Net income	$944	$520
Depreciation and amortization (2)	563	533
Earnings of equity method investments, less dividends received	(32)	6
Deferred taxes	112	(14)
Stock-based compensation expense	81	89
Increase in working capital	(1,300)	(948)
Other	(38)	(55)
Cash flow from operations	330	131
Capital expenditures	(410)	(304)
APS investments	(133)	(168)
Exploration data costs capitalized	(52)	(40)
Free cash flow (3)	(265)	(381)
Dividends paid	(249)	(175)
Stock repurchase program	(230)	-
Proceeds from employee stock plans	121	71
Taxes paid on net settled stock-based compensation awards	(88)	(81)
Business acquisitions and investments, net of cash acquired plus debt assumed	(244)	-
Proceeds from sale of Liberty shares	137	84
Other	(84)	(24)
Change in net debt before impact of changes in foreign exchange rates	(902)	(506)
Impact of changes in foreign exchange rates on net debt	(100)	125
Increase in net debt	(1,002)	(381)
Net debt, beginning of period (1)	(9,332)	(11,056)
Net debt, end of period (1)	$(10,334)	$(11,437)

(1)
“Net debt” represents gross debt less cash and short-term investments. Management believes that Net debt provides useful information regarding the level of SLB’s indebtedness by reflecting cash and investments that could be used to repay debt. Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.
(2)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and APS investments.
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

Key liquidity events during the first three months of 2023 and 2022 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $0.6 billion during the first three months of 2023 compared to $0.5 billion during the first three months of 2022. Capital investments for the full year

2023 are expected to be approximately $2.5 to $2.6 billion as compared to $2.3 billion for the full year 2022 as SLB continues to support the strong revenue growth that is expected to continue in 2023.
•
During the first three months of 2023, SLB sold all of its remaining approximately 9 million shares in Liberty and received proceeds of $137 million.
•
As of March 31, 2023, SLB had repurchased $1.3 billion of SLB common stock under its $10 billion share repurchase program. SLB repurchased approximately 4.4 million shares of its common stock under this program during the first quarter of 2023 for a total purchase price of $230 million. SLB did not repurchase any of its common stock during the first quarter of 2022.

As of March 31, 2023, SLB had $2.50 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $6.56 billion, of which $6.00 billion was available and unused. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

Borrowings under SLB's commercial paper programs at March 31, 2023 were $559 million.

SLB has a global footprint in more than 100 countries. As of March 31, 2023, only three of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Two of these countries, the United States and Mexico, each represented greater than 10% of such receivables.

Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of March 31, 2023 was approximately $1.2 billion of receivables relating to Mexico. SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

Additional Information

In March 2022, SLB decided to immediately suspend new investment and technology deployment to its Russia operations. Russia represented approximately 5% of SLB’s worldwide revenue during the first quarter of 2023. The carrying value of SLB’s net assets in Russia was approximately $0.7 billion as of March 31, 2023. This consisted of $0.3 billion of receivables, $0.4 billion of other current assets, $0.3 billion of fixed assets and $0.3 billion of current liabilities.

SLB continues to actively monitor the dynamic situation in Ukraine and applicable laws, sanctions, and trade control restrictions resulting from the conflict. The extent to which SLB’s operations and financial results may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; the effect of further laws, sanctions, and trade control restrictions on SLB’s business, the global economy and global supply chains; and the impact of fluctuations in the exchange rate of the ruble. Continuation or escalation of the conflict may also aggravate the risk factors that SLB identified in its Annual Report on Form 10-K for the year ended December 31, 2022, including cybersecurity, regulatory, and reputational risks.

FORWARD-LOOKING STATEMENTS

This first-quarter 2023 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s APS projects, joint ventures, and other alliances; SLB’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of April 26, 2023, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting SLB, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the SLB Annual Report on Form 10-K for the fiscal year ended December 31, 2022. SLB’s exposure to market risk has not changed materially since December 31, 2022.

Item 4. Controls and Procedures.

SLB has carried out an evaluation under the supervision and with the participation of SLB’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of SLB’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, SLB’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that SLB files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. SLB’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There was no change in SLB’s internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, SLB’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information with respect to this Item 1 is set forth under Note 9—Contingencies, in the accompanying Consolidated Financial Statements.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of March 31, 2023, SLB had repurchased $1.3 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended March 31, 2023 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum value of shares that may yet be purchased under the programs
January 2023	1,089.1	$55.63	1,089.1	$8,911,590
February 2023	1,406.0	$54.29	1,406.0	$8,835,261
March 2023	1,873.7	$49.63	1,873.7	$8,742,171
	4,368.8	$52.65	4,368.8

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

Item 5. Other Information.

In 2013, SLB completed the wind down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

SLB’s residual transactions or dealings with the government of Iran during the first quarter of 2023 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

At SLB’s 2023 Annual General Meeting of Shareholders, SLB’s shareholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on executive compensation. As previously reported, the Board views an annual advisory vote on executive compensation as the most appropriate option, and a majority of the votes cast on the frequency proposal supported the Board’s recommendation to hold an advisory vote to approve executive compensation on an annual basis. Accordingly, SLB will hold an annual advisory vote to approve executive compensation.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to Schlumberger’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to Schlumberger’s Current Report on Form 8-K filed on April 21, 2023)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHLUMBERGER LIMITED
Date:	April 26, 2023	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory