Form 10-Q
period 2023-06-30
SCHLUMBERGER LIMITED/NV
filed 2023-07-26
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,421,186,016

SCHLUMBERGER LIMITED

Second Quarter 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2023	2022	2023	2022
Revenue
Services	$5,563	$4,732	$10,897	$8,954
Product sales	2,536	2,041	4,938	3,781
Total Revenue	8,099	6,773	15,835	12,735
Interest & other income	82	311	174	361
Expenses
Cost of services	4,288	3,720	8,417	7,107
Cost of sales	2,214	1,848	4,370	3,474
Research & engineering	163	154	337	295
General & administrative	96	86	187	183
Interest	127	124	244	247
Income before taxes	1,293	1,152	2,454	1,790
Tax expense	246	182	464	300
Net income	1,047	970	1,990	1,490
Net income attributable to noncontrolling interests	14	11	23	21
Net income attributable to SLB	$1,033	$959	$1,967	$1,469

Basic income per share of SLB	$0.73	$0.68	$1.38	$1.04

Diluted income per share of SLB	$0.72	$0.67	$1.36	$1.02

Average shares outstanding:
Basic	1,423	1,414	1,425	1,413
Assuming dilution	1,442	1,436	1,444	1,435

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2023	2022	2023	2022
Net income	$1,047	$970	$1,990	$1,490
Currency translation adjustments
Unrealized net change arising during the period	(43)	216	(77)	110
Cash flow hedges
Net gain (loss) on cash flow hedges	105	(106)	72	(97)
Reclassification to net income of net realized (gain) loss	(9)	55	(14)	72
Pension and other postretirement benefit plans
Amortization to net income of net actuarial loss	(2)	14	(4)	30
Amortization to net income of net prior service credit	(6)	(6)	(11)	(11)
Income taxes on pension and other postretirement benefit plans	2	2	3	2
Comprehensive income	1,094	1,145	1,959	1,596
Comprehensive income attributable to noncontrolling interests	14	11	23	21
Comprehensive income attributable to SLB	$1,080	$1,134	$1,936	$1,575

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2023	Dec. 31,
	(Unaudited)	2022
ASSETS
Current Assets
Cash	$1,930	$1,655
Short-term investments	1,264	1,239
Receivables less allowance for doubtful accounts (2023 - $339; 2022 - $340)	7,675	7,032
Inventories	4,360	3,999
Other current assets	925	1,078
	16,154	15,003
Investments in Affiliated Companies	1,601	1,581
Fixed Assets less accumulated depreciation	6,804	6,607
Goodwill	13,117	12,982
Intangible Assets	2,968	2,992
Other Assets	4,182	3,970
	$44,826	$43,135
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,938	$9,121
Estimated liability for taxes on income	859	1,002
Short-term borrowings and current portion of long-term debt	1,993	1,632
Dividends payable	373	263
	12,163	12,018
Long-term Debt	11,342	10,594
Postretirement Benefits	167	165
Deferred Taxes	183	61
Other Liabilities	2,037	2,308
	25,892	25,146
Equity
Common stock	11,270	11,837
Treasury stock	(750)	(1,016)
Retained earnings	11,974	10,719
Accumulated other comprehensive loss	(3,886)	(3,855)
SLB stockholders’ equity	18,608	17,685
Noncontrolling interests	326	304
	18,934	17,989
	$44,826	$43,135

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,990	$1,490
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Liberty shares	(36)	(242)
Gain on sale of real estate	-	(43)
Depreciation and amortization (1)	1,124	1,065
Deferred taxes	118	11
Stock-based compensation expense	160	160
Earnings of equity method investments, less dividends received	(79)	(22)
Change in assets and liabilities: (2)
Increase in receivables	(614)	(887)
Increase in inventories	(368)	(652)
Decrease (increase) in other current assets	157	(240)
Increase in other assets	(18)	(26)
Decrease in accounts payable and accrued liabilities	(270)	(57)
Decrease in estimated liability for taxes on income	(191)	(48)
(Decrease) increase in other liabilities	(63)	4
Other	28	26
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,938	539
Cash flows from investing activities:
Capital expenditures	(881)	(664)
APS investments	(253)	(311)
Exploration data costs capitalized	(83)	(64)
Business acquisitions and investments, net of cash acquired	(262)	(8)
Proceeds from sale of Liberty shares	137	513
Proceeds from sale of real estate	-	120
(Purchase) sale of short-term investments, net	(24)	457
Other	(164)	(76)
NET CASH USED IN INVESTING ACTIVITIES	(1,530)	(33)
Cash flows from financing activities:
Dividends paid	(605)	(352)
Proceeds from employee stock purchase plan	86	64
Proceeds from exercise of stock options	38	29
Stock repurchase program	(443)	-
Proceeds from issuance of long-term debt	992	-
Net decrease in short-term borrowings	(48)	(11)
Taxes paid on net settled stock-based compensation awards	(144)	(85)
Other	3	(3)
NET CASH USED IN FINANCING ACTIVITIES	(121)	(358)
Net increase in cash before translation effect	287	148
Translation effect on cash	(12)	(12)
Cash, beginning of period	1,655	1,757
Cash, end of period	$1,930	$1,893

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and APS investments.
(2)
Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2023 – June 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2023	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989
Net income			1,967		23	1,990
Currency translation adjustments				(77)		(77)
Changes in fair value of cash flow hedges				58		58
Pension and other postretirement benefit plans				(12)		(12)
Shares sold to optionees, less shares exchanged	(31)	69				38
Vesting of restricted stock, net of taxes withheld	(573)	429				(144)
Employee stock purchase plan	(123)	209				86
Stock repurchase program		(443)				(443)
Stock-based compensation expense	160					160
Dividends declared ($0.50 per share)			(712)			(712)
Dividends paid to noncontrolling interests					(2)	(2)
Other		2			1	3
Balance, June 30, 2023	$11,270	$(750)	$11,974	$(3,886)	$326	$18,934

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2022 – June 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2022	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286
Net income			1,469		21	1,490
Currency translation adjustments				110		110
Changes in fair value of cash flow hedges				(25)		(25)
Pension and other postretirement benefit plans				21		21
Shares sold to optionees, less shares exchanged	(24)	53				29
Vesting of restricted stock, net of taxes withheld	(658)	573				(85)
Employee stock purchase plan	(104)	168				64
Stock-based compensation expense	160					160
Dividends declared ($0.30 per share)			(424)			(424)
Dividends paid to noncontrolling interest					(4)	(4)
Other	(1)	3			1	3
Balance, June 30, 2022	$11,981	$(1,436)	$9,244	$(3,464)	$300	$16,625

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2023 – June 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2023	$11,264	$(559)	$11,296	$(3,933)	$312	$18,380
Net income			1,033		14	1,047
Currency translation adjustments				(43)		(43)
Changes in fair value of cash flow hedges				96		96
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged	(3)	6				3
Vesting of restricted stock, net of taxes withheld	(70)	14				(56)
Stock repurchase program		(213)				(213)
Stock-based compensation expense	79					79
Dividends declared ($0.25 per share)			(355)			(355)
Other		2				2
Balance, June 30, 2023	$11,270	$(750)	$11,974	$(3,886)	$326	$18,934

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2022– June 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2022	$11,957	$(1,503)	$8,532	$(3,639)	$292	$15,639
Net income			959		11	970
Currency translation adjustments				216		216
Changes in fair value of cash flow hedges				(51)		(51)
Pension and other postretirement benefit plans				10		10
Shares sold to optionees, less shares exchanged	(18)	41				23
Vesting of restricted stock, net of taxes withheld	(27)	23				(4)
Stock-based compensation expense	71					71
Dividends declared ($0.175 per share)			(247)			(247)
Dividends paid to noncontrolling interest					(4)	(4)
Other	(2)	3			1	2
Balance, June 30, 2022	$11,981	$(1,436)	$9,244	$(3,464)	$300	$16,625

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2023	1,434	(14)	1,420
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	6	6
Shares issued under employee stock purchase plan	-	3	3
Stock repurchase program	-	(9)	(9)
Balance, June 30, 2023	1,434	(13)	1,421

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The December 31, 2022 balance sheet information has been derived from the SLB 2022 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on January 25, 2023.

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

SLB did not record any charges or credits during the second quarter of 2023.

2022

SLB recorded the following credits during the first six months of 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(216)	(13)	(203)
Gain on sale of real estate	(43)	(2)	(41)
	$(285)	$(19)	$(266)

During the first quarter of 2022, SLB sold 7.2 million of its shares of Liberty and received proceeds of $84 million. During the second quarter of 2022, SLB sold an additional 26.5 million of its shares in Liberty and received proceeds of $429 million. As a result of these transactions SLB recognized a gain of $26 million during the first quarter of 2022 and a gain of $216 million during the second quarter of 2022.

During the second quarter of 2022, SLB sold certain real estate and received proceeds of $120 million. As a result of this transaction, SLB recognized a gain of $43 million.

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2023			2022
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$1,033	1,423	$0.73	$959	1,414	$0.68
Assumed exercise of stock options	-	2		-	-
Unvested restricted stock	-	17		-	22
Diluted	$1,033	1,442	$0.72	$959	1,436	$0.67

	2023			2022
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$1,967	1,425	$1.38	$1,469	$1,413	$1.04
Assumed exercise of stock options	-	2		-	-
Unvested restricted stock	-	17		-	22
Diluted	$1,967	1,444	$1.36	$1,469	$1,435	$1.02

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2023	2022	2023	2022
Employee stock options	22	26	22	31

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2023	2022
Raw materials & field materials	$2,308	$2,085
Work in progress	650	547
Finished goods	1,402	1,367
	$4,360	$3,999

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2023	2022
Property, plant & equipment	$28,771	$28,386
Less: Accumulated depreciation	21,967	21,779
	$6,804	$6,607

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2023	2022
Second Quarter	$353	$340
Six Months	$700	$678

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Jun. 30, 2023			Dec. 31, 2022
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,709	$667	$1,042	$1,680	$631	$1,049
Technology/technical know-how	1,306	721	585	1,280	676	604
Tradenames	795	248	547	767	222	545
Other	1,704	910	794	1,657	863	794
	$5,514	$2,546	$2,968	$5,384	$2,392	$2,992

Amortization expense charged to income was as follows:

(Stated in millions)

	2023	2022
Second Quarter	$77	$75
Six Months	$153	$150

Based on the carrying value of intangible assets at June 30, 2023, amortization expense for the subsequent five years is estimated to be: remaining two quarters of 2023—$153 million; 2024—$288 million; 2025—$273 million; 2026—$269 million; 2027—$267 million; and 2028—$246 million.

7. Long-term Debt

Long-term Debt consist of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2023	2022
3.90% Senior Notes due 2028	$1,465	$1,464
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,094	1,061
2.00% Guaranteed Notes due 2032	1,088	1,055
0.25% Notes due 2027	985	955
0.50% Notes due 2031	984	954
4.30% Senior Notes due 2029	847	847
1.00% Guaranteed Notes due 2026	656	635
0.00% Notes due 2024	548	531
4.00% Senior Notes due 2025	523	522
1.40% Senior Notes due 2025	499	499
4.50% Senior Notes due 2028	496	-
4.85% Senior Notes due 2033	496	-
7.00% Notes due 2038	201	202
5.95% Notes due 2041	112	112
5.13% Notes due 2043	98	98
3.75% Senior Notes due 2024	-	355
3.70% Notes due 2024	-	54
	$11,342	$10,594

During the second quarter of 2023 SLB issued $500 million of 4.50% Senior Notes due 2028 and $500 million of 4.85% Senior Notes due 2033.

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at June 30, 2023 and December 31, 2022, was $10.3 billion and $9.4 billion, respectively.

At June 30, 2023, SLB had committed credit facility agreements aggregating $5.75 billion with commercial banks. These committed facilities support commercial paper programs in the United States and Europe, of which $0.75 billion matures in February 2024, $2.0 billion matures in February 2025, $1.0 billion matures in July 2026 and $2.0 billion matures in February 2027. SLB also has a €750 million three-year committed revolving credit facility maturing in June 2024. At June 30, 2023 no amounts had been drawn under these facilities. Interest rates and other terms of borrowing under these lines of credit vary by facility.

There were no borrowings under the commercial paper programs at June 30, 2023 and December 31, 2022, respectively.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment S.A. and Schlumberger Finance Canada Ltd., both indirect wholly-owned subsidiaries of Schlumberger Limited.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of June 30, 2023, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Jun. 30, 2023	Dec. 31, 2022
Other Assets	$11	$1
Other Liabilities	$155	$326

The fair values were determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

SLB has entered into derivative contracts that hedge the price of oil related to approximately 75% of the projected oil production for the remaining six months of 2023 and 35% of the projected oil production for the first six months of 2024 for one of its Asset Performance Solutions ("APS") projects. These contracts are accounted for as cash flow hedges, with changes in the fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings.

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $2.4 billion and $2.1 billion in various foreign currencies as of June 30, 2023 and December 31, 2022, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of June 30, 2023 and December 31, 2022.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2023	2022	2023	2022	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$38	$(160)	$132	$(291)	Cost of services/sales
Cross-currency interest rate swaps	(22)	-	(44)	-	Interest expense
Commodity contracts	4	(50)	7	(65)	Revenue
Foreign exchange contracts	4	(5)	7	(7)	Cost of services/sales
	$24	$(215)	$102	$(363)
Derivatives not designated as hedges:
Foreign exchange contracts	$(27)	$(27)	$(26)	$(38)	Cost of services/sales

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

10. Segment Information

		(Stated in millions)

	Second Quarter 2023		Second Quarter 2022
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$947	$322	$955	$379
Reservoir Performance	1,643	306	1,333	195
Well Construction	3,362	731	2,686	470
Production Systems	2,313	278	1,893	171
Eliminations & other	(166)	(56)	(94)	(56)
Pretax segment operating income		1,581		1,159
Corporate & other (1)		(183)		(148)
Interest income (2)		19		3
Interest expense (3)		(124)		(121)
Charges and credits (4)		-		259
	$8,099	$1,293	$6,773	$1,152

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2023; $16 million in 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2023; $3 million in 2022).
(4)
See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2023		Six Months 2022
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,840	$587	$1,813	$671
Reservoir Performance	3,146	548	2,543	355
Well Construction	6,623	1,403	5,083	858
Production Systems	4,520	483	3,497	285
Eliminations & other	(294)	(49)	(201)	(115)
Pretax segment operating income		2,972		2,054
Corporate & other (1)		(353)		(313)
Interest income (2)		36		5
Interest expense (3)		(237)		(241)
Charges and credits (4)		36		285
	$15,835	$2,454	$12,735	$1,790

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2023; $28 million in 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($7 million in 2023; $6 million in 2022).
(4)
See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2023	2022	2023	2022
North America	$1,746	$1,537	$3,443	$2,819
Latin America	1,624	1,329	3,242	2,534
Europe & Africa (1)	2,031	1,691	4,005	3,094
Middle East & Asia	2,642	2,168	5,035	4,192
Other	56	48	110	96
	$8,099	$6,773	$15,835	$12,735

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2023
	North
	America	International	Other	Total
Digital & Integration	$234	$712	$1	$947
Reservoir Performance	130	1,512	1	1,643
Well Construction	721	2,582	59	3,362
Production Systems	679	1,628	6	2,313
Eliminations & other	(18)	(137)	(11)	(166)
	$1,746	$6,297	$56	$8,099

	Second Quarter 2022
	North
	America	International	Other	Total
Digital & Integration	$327	$627	$1	$955
Reservoir Performance	111	1,222	-	1,333
Well Construction	553	2,083	50	2,686
Production Systems	550	1,341	2	1,893
Eliminations & other	(4)	(85)	(5)	(94)
	$1,537	$5,188	$48	$6,773

	Six Months 2023
	North
	America	International	Other	Total
Digital & Integration	$485	$1,354	$1	$1,840
Reservoir Performance	250	2,892	4	3,146
Well Construction	1,432	5,075	116	6,623
Production Systems	1,305	3,202	13	4,520
Eliminations & other	(29)	(241)	(24)	(294)
	$3,443	$12,282	$110	$15,835

	Six Months 2022
	North
	America	International	Other	Total
Digital & Integration	$552	$1,258	$3	$1,813
Reservoir Performance	214	2,326	3	2,543
Well Construction	1,038	3,948	97	5,083
Production Systems	1,023	2,468	6	3,497
Eliminations & other	(8)	(180)	(13)	(201)
	$2,819	$9,820	$96	$12,735

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.3 billion at both June 30, 2023 and December 31, 2022. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, SLB does not have significant backlog. Total backlog was $3.2 billion at June 30, 2023, of which approximately 55% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.3 billion at June 30, 2023 and $1.2 billion at December 31, 2022. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-Q discusses second-quarter 2023 results of operations with comparisons to the first-quarter 2023, as well as the first six months of 2023 results of operations with comparisons to the first six months of 2022. Detailed financial information with respect to first-quarter 2023 can be found in Part I, Item 1, “Financial Statements” of SLB’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

Second Quarter 2023 Compared to First Quarter 2023

		(Stated in millions)

	Second Quarter 2023		First Quarter 2023
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$947	$322	$894	$265
Reservoir Performance	1,643	306	1,503	242
Well Construction	3,362	731	3,261	672
Production Systems	2,313	278	2,207	205
Eliminations & other	(166)	(56)	(129)	7
Pretax segment operating income		1,581		1,391
Corporate & other (1)		(183)		(169)
Interest income (2)		19		17
Interest expense (3)		(124)		(114)
Charges and credits (4)		-		36
	$8,099	$1,293	$7,736	$1,161

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in Q2 2023; $- million in Q1 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in Q2 2023; $3 million in Q1 2023).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

The second quarter results reflected significant growth in the international markets, which grew 5% sequentially, particularly in the Middle East & Asia, and offshore. North America revenue grew 3% sequentially benefiting from SLB’s agility across the most resilient basins and market segments, although the rig count in the area declined during the quarter. As the upcycle continues to unfold, international- and offshore-led growth is fueling strong margin expansion. SLB is very well positioned in these markets, as international represents nearly 80% of SLB’s global revenue and, offshore constitutes approximately half of that. Internationally, broad revenue growth was experienced across all Divisions and geographic areas with margins expanding.

Sequentially, global revenue grew by 5%, driven mostly by the international markets. This was led by the Middle East & Asia, which increased 10%, propelled by strong double-digit growth in Saudi Arabia, Kuwait, United Arab Emirates, Egypt, India, and China. Similarly, the offshore businesses in the US Gulf of Mexico, Brazil, Angola, Namibia, and the Caspian Sea posted double-digit growth sequentially.

SLB continues to see positive upstream investment momentum in the international and offshore markets. These markets are being driven by resilient long-cycle offshore developments, production capacity expansions, the return of global exploration and appraisal, and the recognition of gas as a critical fuel source for energy security and the energy transition.

As international spending builds further momentum in the second half of 2023 and North America moderates as anticipated, this cycle continues to align closely with SLB’s strengths.

Digital & Integration

Digital & Integration revenue of $947 million increased 6% sequentially primarily due to strong growth in digital sales internationally.

Digital & Integration pretax segment operating margin of 34% expanded 438 bps sequentially due to improved profitability in digital solutions.

Reservoir Performance

Reservoir Performance revenue of $1.64 billion grew 9% sequentially due primarily to increased activity internationally. More than half of the revenue growth came from the Middle East & Asia.

Reservoir Performance pretax segment operating margin of 19% expanded 248 bps sequentially. Profitability improved driven mainly by higher activity and improved operating leverage.

Well Construction

Well Construction revenue of $3.36 billion increased 3% sequentially led by Europe & Africa and the Middle East & Asia.

Well Construction pretax segment operating margin of 22% increased 115 bps sequentially driven by international, while North America margin was essentially flat.

Production Systems

Production Systems revenue of $2.31 billion increased 5% sequentially. The strong revenue growth was led by the Middle East & Asia, which posted double-digit growth, followed by North America and Latin America. Europe & Africa revenue declined sequentially following the non-repeat of significant midstream production systems project milestones achieved in the previous quarter.

Six Months 2023 Compared to Six Months 2022

		(Stated in millions)

	Six Months 2023		Six Months 2022
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$1,840	$587	$1,813	$671
Reservoir Performance	3,146	548	2,543	355
Well Construction	6,623	1,403	5,083	858
Production Systems	4,520	483	3,497	285
Eliminations & other	(294)	(49)	(201)	(115)
Pretax segment operating income		2,972		2,054
Corporate & other (1)		(353)		(313)
Interest income (2)		36		5
Interest expense (3)		(237)		(241)
Charges and credits (4)		36		285
	$15,835	$2,454	$12,735	$1,790

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($- million in 2023; $28 million in 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($7 million in 2023; $6 million in 2022).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2023 revenue of $15.83 billion increased 24% year on year led by Well Construction and Production Systems. On a geographic basis, year-on-year revenue growth was broad based with North America revenue increasing 22% due to strong land and offshore drilling and higher sales of production systems, while international revenue grew 25%. International growth was widespread across all areas, led by Europe & Africa, which grew 29% primarily from higher sales of production systems in Europe and increased activity in offshore Africa. Latin America revenue increased 28% due to robust drilling activity and higher sales of production systems, while revenue in the Middle East & Asia increased 20% due to higher drilling and intervention activity.

Six-month 2023 pretax segment operating margin of 19% expanded by 264 bps as compared to the same period last year driven by higher activity, improved pricing, and a more favorable activity mix.

Digital & Integration

Six-month 2023 revenue of $1.84 billion increased 2% year on year, as strong growth in digital sales were largely offset by lower revenue in Asset Performance Solutions (“APS”) projects and decreased exploration data licensing sales. The APS revenue decline resulted primarily from a temporary production interruption in the projects in Ecuador during the first quarter of 2023 due to a pipeline disruption and lower commodity prices that impacted the project in Canada. The lower exploration data licensing sales were driven by the absence of the $95 million of transfer fees recorded in the second quarter of 2022.

Year on year, pretax segment operating margin fell by 515 bps to 32% primarily due to the lower revenue from exploration data licenses and reduced profitability from APS projects.

Reservoir Performance

Six-month 2023 revenue of $3.15 billion increased 24% year on year due primarily to increased activity internationally.

Year on year, pretax segment operating margin expanded by 346 bps to 17% primarily due to improved profitability in stimulation and evaluation activity.

Well Construction

Six-month 2023 revenue of $6.62 billion increased 30% year on year with double-digit growth across all areas, led by North America and Latin America which each grew more than 30%. Double-digit growth was driven by drilling fluids and measurements—both on higher land and offshore activity—along with improved pricing.

Year on year, pretax segment operating margin expanded 431 bps to 21% with profitability improving across all geographic areas driven by the higher activity and improved pricing.

Production Systems

Six-month 2023 revenue of $4.52 billion increased 29% driven by strong growth across all areas led by Europe & Africa, North America and Latin America.

Year on year, pretax segment operating margin expanded 254 bps to 11% mainly driven by higher artificial lift, surface production system, and subsea production system sales and the easing of supply chain constraints.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter	First Quarter	Six Months
	2023	2023	2023	2022
Earnings of equity method investments	$63	$39	$102	$43
Interest income	19	17	36	33
Gain on sale of Liberty shares	-	36	36	242
Gain on sale of real estate	-	-	-	43
	$82	$92	$174	$361

Earnings of equity method investments for the second quarter of 2023 increased $24 million as compared to the first quarter of 2023 driven primarily by increased profitability in certain of SLB's seismic-related investments.

Earnings of equity method investments for the first six months of 2023 increased $59 million as compared to the same period of 2022 driven primarily due to SLB's share of net income associated with its investment in Liberty and increased profitability of certain seismic-related investments. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and first quarter of 2023 and the first six months of 2023 and 2022 were as follows:

	Second	First
	Quarter	Quarter	Six Months
	2023	2023	2023	2022
Research & engineering	2.0%	2.3%	2.1%	2.3%
General & administrative	1.2%	1.2%	1.2%	1.4%

The effective tax rate for the second quarter of 2023 was 19.0%, compared to 18.7% for the first quarter of 2023.

The effective tax rate for the first six months of 2023 was 18.9%, as compared to 16.8% for the same period of 2022. The increase in the effective tax rate was primarily due to the credits described in Note 2 to the Consolidated Financial Statements. These credits reduced the effective tax rate during the first six months of 2022 by two percentage points.

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

SLB did not record any charges or credits during the second quarter of 2023.

SLB recorded the following credits during the first six months of 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income.

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(216)	(13)	(203)
Gain on sale of real estate	(43)	(2)	(41)
	$(285)	$(19)	$(266)

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2023	2022	2022
Cash	$1,930	$1,893	$1,655
Short-term investments	1,264	923	1,239
Short-term borrowings and current portion of long-term debt	(1,993)	(901)	(1,632)
Long-term debt	(11,342)	(12,946)	(10,594)
Net debt (1)	$(10,141)	$(11,031)	$(9,332)

	Six Months Ended Jun. 30,
Changes in Liquidity:	2023	2022
Net income	$1,990	$1,490
Gain on sale of Liberty shares	(36)	(242)
Gain on sale of real estate	-	(43)
Depreciation and amortization (2)	1,124	1,065
Earnings of equity method investments, less dividends received	(79)	(22)
Deferred taxes	118	11
Stock-based compensation expense	160	160
Increase in working capital	(1,286)	(1,884)
Other	(53)	4
Cash flow from operations	1,938	539
Capital expenditures	(881)	(664)
APS investments	(253)	(311)
Exploration data costs capitalized	(83)	(64)
Free cash flow (3)	721	(500)
Dividends paid	(605)	(352)
Stock repurchase program	(443)	-
Proceeds from employee stock plans	124	93
Taxes paid on net settled stock-based compensation awards	(144)	(85)
Business acquisitions and investments, net of cash acquired plus debt assumed	(262)	(8)
Proceeds from sale of Liberty shares	137	513
Proceeds from sale of real estate	-	120
Other	(167)	(86)
Increase in net debt before impact of changes in foreign exchange rates	(639)	(305)
Impact of changes in foreign exchange rates on net debt	(170)	330
(Increase) decrease in net debt	(809)	25
Net debt, beginning of period (1)	(9,332)	(11,056)
Net debt, end of period (1)	$(10,141)	$(11,031)

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

Key liquidity events during the first six months of 2023 and 2022 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.2 billion during the first six months of 2023 compared to $1.0 billion during the first six months of 2022. Capital investments for the full year 2023 are expected to be approximately $2.5 to $2.6 billion as compared to $2.3 billion for the full year 2022.
•
During the second quarter of 2023, SLB issued $500 million of 4.50% Senior Notes due 2028 and $500 million of 4.85% Senior Notes due 2033.
•
During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares in Liberty and received proceeds of $137 million.
•
As of June 30, 2023, SLB had repurchased $1.5 billion of SLB common stock under its $10 billion share repurchase program. SLB repurchased approximately 4.5 million shares of its common stock under this program during the second quarter of 2023 for a total purchase price of $213 million. SLB did not repurchase any of its common stock during the first six months of 2022.

As of June 30, 2023, SLB had $3.19 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $6.57 billion, all of which was available and unused. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

There were no borrowings under SLB's commercial paper programs at June 30, 2023.

SLB has a global footprint in more than 100 countries. As of June 30, 2023, only four of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Two of these countries, the United States and Mexico, each represented greater than 10% of such receivables.

Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of June 30, 2023 was approximately $1.0 billion of receivables relating to Mexico. SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

Additional Information

In March 2022, SLB decided to immediately suspend new investment and technology deployment to its Russia operations. In July 2023, SLB announced that it was halting shipments of products and technology into Russia from all SLB facilities worldwide in response to the continued expansion of international sanctions. This follows SLB’s previous ban on shipments from SLB facilities in the United States, United Kingdom, the European Union and Canada into Russia. Russia represented approximately 5% of SLB’s worldwide revenue during the first six months of 2023. The carrying value of SLB’s net assets in Russia was approximately $0.7 billion as of June 30, 2023. This consisted of $0.3 billion of receivables, $0.3 billion of fixed assets, $0.5 billion of other assets and $0.4 billion of current liabilities.

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

FORWARD-LOOKING STATEMENTS

This second-quarter 2023 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s APS projects, joint ventures, and other alliances; SLB’s response to the COVID-19 pandemic and its preparedness for other widespread health emergencies; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of July 26, 2023, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of June 30, 2023, SLB had repurchased $1.5 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended June 30, 2023 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
April 2023	1,439.2	$50.76	1,439.2	$8,669,119
May 2023	1,781.0	$45.36	1,781.0	$8,588,333
June 2023	1,285.0	$46.22	1,285.0	$8,528,945
	4,505.2	$47.33	4,505.2

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

SLB’s residual transactions or dealings with the government of Iran during the second quarter of 2023 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on April 21, 2023)

Exhibit 4.1—Indenture dated as of December 3, 2013, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited (Schlumberger N.V.), as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013).

Exhibit 4.2—Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited (Schlumberger N.V.), as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020).

Exhibit 4.3—Third Supplemental Indenture dated as of May 15, 2023, among Schlumberger Investment S.A., as issuer, Schlumberger Limited (Schlumberger N.V.), as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 4.500% Senior Notes due 2028 and form of global notes representing 4.850% Senior Notes due 2033) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 15, 2023).

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

* Exhibit 104—Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

(+) Management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHLUMBERGER LIMITED
Date:	July 26, 2023	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory