Form 10-Q
period 2023-09-30
SCHLUMBERGER LIMITED/NV
filed 2023-10-25
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2023
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,423,420,641

SCHLUMBERGER LIMITED

Third Quarter 2023 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2023	2022	2023	2022
Revenue
Services	$5,719	$5,153	$16,616	$14,109
Product sales	2,591	2,324	7,529	6,104
Total Revenue	8,310	7,477	24,145	20,213
Interest & other income	73	75	247	436
Expenses
Cost of services	4,360	3,975	12,777	11,082
Cost of sales	2,232	2,067	6,601	5,541
Research & engineering	186	160	524	456
General & administrative	81	94	268	277
Interest	129	122	373	369
Income before taxes	1,395	1,134	3,849	2,924
Tax expense	259	215	722	514
Net income	1,136	919	3,127	2,410
Net income attributable to noncontrolling interests	13	12	36	33
Net income attributable to SLB	$1,123	$907	$3,091	$2,377

Basic income per share of SLB	$0.79	$0.64	$2.17	$1.68

Diluted income per share of SLB	$0.78	$0.63	$2.14	$1.65

Average shares outstanding:
Basic	1,424	1,418	1,424	1,414
Assuming dilution	1,442	1,439	1,442	1,436

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2023	2022	2023	2022
Net income	$1,136	$919	$3,127	$2,410
Currency translation adjustments
Unrealized net change arising during the period	(46)	(18)	(123)	92
Cash flow hedges
Net gain (loss) on cash flow hedges	24	45	96	(53)
Reclassification to net income of net realized (gain) loss	(2)	30	(16)	103
Pension and other postretirement benefit plans
Amortization to net income of net actuarial (gain) loss	(2)	16	(6)	46
Amortization to net income of net prior service credit	(6)	(6)	(17)	(17)
Income taxes on pension and other postretirement benefit plans	2	1	5	3
Comprehensive income	1,106	987	3,066	2,584
Comprehensive income attributable to noncontrolling interests	13	12	36	33
Comprehensive income attributable to SLB	$1,093	$975	$3,030	$2,551

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2023	Dec. 31,
	(Unaudited)	2022
ASSETS
Current Assets
Cash	$2,488	$1,655
Short-term investments	1,247	1,239
Receivables less allowance for doubtful accounts (2023 - $347; 2022 - $340)	8,049	7,032
Inventories	4,305	3,999
Other current assets	949	1,078
	17,038	15,003
Investments in Affiliated Companies	1,622	1,581
Fixed Assets less accumulated depreciation	6,875	6,607
Goodwill	13,111	12,982
Intangible Assets	2,912	2,992
Other Assets	4,255	3,970
	$45,813	$43,135
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,222	$9,121
Estimated liability for taxes on income	935	1,002
Short-term borrowings and current portion of long-term debt	1,998	1,632
Dividends payable	373	263
	12,528	12,018
Long-term Debt	11,147	10,594
Postretirement Benefits	166	165
Deferred Taxes	157	61
Other Liabilities	2,108	2,308
	26,106	25,146
Equity
Common stock	11,182	11,837
Treasury stock	(621)	(1,016)
Retained earnings	12,742	10,719
Accumulated other comprehensive loss	(3,917)	(3,855)
SLB stockholders’ equity	19,386	17,685
Noncontrolling interests	321	304
	19,707	17,989
	$45,813	$43,135

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,127	$2,410
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Liberty shares	(36)	(242)
Gain on sale of real estate	-	(43)
Depreciation and amortization (1)	1,703	1,598
Deferred taxes	94	3
Stock-based compensation expense	218	236
Earnings of equity method investments, less dividends received	(120)	(52)
Change in assets and liabilities: (2)
Increase in receivables	(1,003)	(1,302)
Increase in inventories	(334)	(849)
Decrease (increase) in other current assets	107	(144)
Decrease (increase) in other assets	2	(40)
(Decrease) increase in accounts payable and accrued liabilities	(10)	475
(Decrease) increase in estimated liability for taxes on income	(113)	6
Decrease in other liabilities	(65)	-
Other	45	50
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,615	2,106
Cash flows from investing activities:
Capital expenditures	(1,345)	(1,046)
APS investments	(391)	(420)
Exploration data costs capitalized	(121)	(77)
Business acquisitions and investments, net of cash acquired	(280)	(45)
Proceeds from sale of Liberty shares	137	513
Proceeds from sale of real estate	-	120
Purchase of short-term investments, net	(12)	(55)
Other	(251)	(106)
NET CASH USED IN INVESTING ACTIVITIES	(2,263)	(1,116)
Cash flows from financing activities:
Dividends paid	(961)	(600)
Proceeds from employee stock purchase plan	191	142
Proceeds from exercise of stock options	85	29
Stock repurchase program	(594)	-
Proceeds from issuance of long-term debt	992	-
Net decrease in short-term borrowings	(43)	(13)
Taxes paid on net settled stock-based compensation awards	(162)	(92)
Other	(11)	(4)
NET CASH USED IN FINANCING ACTIVITIES	(503)	(538)
Net increase in cash before translation effect	849	452
Translation effect on cash	(16)	(29)
Cash, beginning of period	1,655	1,757
Cash, end of period	$2,488	$2,180

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and APS investments.
(2)
Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2023 – September 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2023	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989
Net income			3,091		36	3,127
Currency translation adjustments				(123)		(123)
Changes in fair value of cash flow hedges				80		80
Pension and other postretirement benefit plans				(18)		(18)
Shares sold to optionees, less shares exchanged	(53)	138				85
Vesting of restricted stock, net of taxes withheld	(657)	495				(162)
Employee stock purchase plan	(162)	352				190
Stock repurchase program		(594)				(594)
Stock-based compensation expense	218					218
Dividends declared ($0.75 per share)			(1,068)			(1,068)
Dividends paid to noncontrolling interests					(20)	(20)
Other	(1)	4		(1)	1	3
Balance, September 30, 2023	$11,182	$(621)	$12,742	$(3,917)	$321	$19,707

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2022 – September 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2022	$12,608	$(2,233)	$8,199	$(3,570)	$282	$15,286
Net income			2,377		33	2,410
Currency translation adjustments				92		92
Changes in fair value of cash flow hedges				50		50
Pension and other postretirement benefit plans				32		32
Shares sold to optionees, less shares exchanged	(24)	53				29
Vesting of restricted stock, net of taxes withheld	(730)	638				(92)
Employee stock purchase plan	(222)	364				142
Stock-based compensation expense	236					236
Dividends declared ($0.475 per share)			(672)			(672)
Dividends paid to noncontrolling interest					(4)	(4)
Other	(1)	2			1	2
Balance, September 30, 2022	$11,867	$(1,176)	$9,904	$(3,396)	$312	$17,511

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2023 – September 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2023	$11,270	$(750)	$11,974	$(3,886)	$326	$18,934
Net income			1,123		13	1,136
Currency translation adjustments				(46)		(46)
Changes in fair value of cash flow hedges				22		22
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged	(22)	69				47
Vesting of restricted stock, net of taxes withheld	(84)	66				(18)
Employee stock purchase plan	(39)	143				104
Stock repurchase program		(151)				(151)
Stock-based compensation expense	58					58
Dividends declared ($0.25 per share)			(355)		(18)	(373)
Other	(1)	2		(1)		-
Balance, September 30, 2023	$11,182	$(621)	$12,742	$(3,917)	$321	$19,707

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2022– September 30, 2022	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2022	$11,981	$(1,436)	$9,244	$(3,464)	$300	$16,625
Net income			907		12	919
Currency translation adjustments				(18)		(18)
Changes in fair value of cash flow hedges				75		75
Pension and other postretirement benefit plans				11		11
Shares sold to optionees, less shares exchanged	(72)	65				(7)
Vesting of restricted stock, net of taxes withheld	(118)	196				78
Stock-based compensation expense	76					76
Dividends declared ($0.175 per share)			(248)			(248)
Other		(1)	1			-
Balance, September 30, 2022	$11,867	$(1,176)	$9,904	$(3,396)	$312	$17,511

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2023	1,434	(14)	1,420
Shares sold to optionees, less shares exchanged	-	2	2
Vesting of restricted stock	-	7	7
Shares issued under employee stock purchase plan	-	5	5
Stock repurchase program	-	(11)	(11)
Balance, September 30, 2023	1,434	(11)	1,423

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The December 31, 2022 balance sheet information has been derived from the SLB 2022 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on January 25, 2023.

2. Charges and Credits

2023

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a pretax gain of $36 million ($28 million after-tax) which is classified in Interest & other income in the Consolidated Statement of Income.

SLB did not record any charges or credits during the third quarter of 2023.

2022

SLB recorded the following credits during the first nine months of 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income:

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

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2023			2022
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$1,123	1,424	$0.79	$907	1,418	$0.64
Assumed exercise of stock options	-	2		-	-
Unvested restricted stock	-	16		-	21
Diluted	$1,123	1,442	$0.78	$907	1,439	$0.63

	2023			2022
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$3,091	1,424	$2.17	$2,377	$1,414	$1.68
Assumed exercise of stock options	-	2		-	-
Unvested restricted stock	-	16		-	22
Diluted	$3,091	1,442	$2.14	$2,377	$1,436	$1.65

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2023	2022	2023	2022
Employee stock options	21	37	21	31

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2023	2022
Raw materials & field materials	$2,316	$2,085
Work in progress	612	547
Finished goods	1,377	1,367
	$4,305	$3,999

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2023	2022
Property, plant & equipment	$28,946	$28,386
Less: Accumulated depreciation	22,071	21,779
	$6,875	$6,607

Depreciation expense was as follows:

(Stated in millions)

	2023	2022
Third Quarter	$365	$343
Nine Months	$1,065	$1,021

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Sept. 30, 2023			Dec. 31, 2022
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,708	$687	$1,021	$1,680	$631	$1,049
Technology/technical know-how	1,304	742	562	1,280	676	604
Tradenames	795	256	539	767	222	545
Other	1,727	937	790	1,657	863	794
	$5,534	$2,622	$2,912	$5,384	$2,392	$2,992

Amortization expense was as follows:

(Stated in millions)

	2023	2022
Third Quarter	$78	$76
Nine Months	$231	$226

Based on the carrying value of intangible assets at September 30, 2023, amortization expense for the subsequent five years is estimated to be: fourth quarter of 2023—$79 million; 2024—$301 million; 2025—$278 million; 2026—$272 million; 2027—$269 million; and 2028—$248 million.

7. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2023	2022
3.90% Senior Notes due 2028	$1,470	$1,464
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,054	1,061
2.00% Guaranteed Notes due 2032	1,047	1,055
0.25% Notes due 2027	948	955
0.50% Notes due 2031	947	954
4.30% Senior Notes due 2029	847	847
1.00% Guaranteed Notes due 2026	631	635
0.00% Notes due 2024	528	531
4.00% Senior Notes due 2025	523	522
1.40% Senior Notes due 2025	499	499
4.50% Senior Notes due 2028	497	-
4.85% Senior Notes due 2033	496	-
7.00% Notes due 2038	200	202
5.95% Notes due 2041	112	112
5.13% Notes due 2043	98	98
3.75% Senior Notes due 2024	-	355
3.70% Notes due 2024	-	54
	$11,147	$10,594

During the second quarter of 2023 SLB issued $500 million of 4.50% Senior Notes due 2028 and $500 million of 4.85% Senior Notes due 2033.

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at September 30, 2023 and December 31, 2022, was $10.0 billion and $9.4 billion, respectively.

At September 30, 2023, SLB had committed credit facility agreements aggregating $5.75 billion with commercial banks. These committed facilities support commercial paper programs in the United States and Europe, of which $0.75 billion matures in February 2024, $2.0 billion matures in February 2025, $1.0 billion matures in July 2026 and $2.0 billion matures in February 2027. SLB also has a €750 million three-year committed revolving credit facility maturing in June 2024. At September 30, 2023 no amounts had been drawn under these facilities. Interest rates and other terms of borrowing under these lines of credit vary by facility.

There were no borrowings under the commercial paper programs at September 30, 2023 and December 31, 2022, respectively.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of September 30, 2023, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Sept. 30, 2023	Dec. 31, 2022
Other Assets	$12	$1
Other Liabilities	$241	$326

The fair values were determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

SLB has entered into derivative contracts that hedge the price of oil related to approximately 75% of the projected oil production for the fourth quarter of 2023 and the first half of 2024; approximately 50% for the third quarter of 2024; and 25% for the fourth quarter of 2024 for one of its Asset Performance Solutions ("APS") projects. These contracts are accounted for as cash flow hedges, with changes in the fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings.

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $2.3 billion and $2.1 billion in various foreign currencies as of September 30, 2023 and December 31, 2022, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of September 30, 2023 and December 31, 2022.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2023	2022	2023	2022	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(159)	$(362)	$(27)	$(653)	Cost of services/sales
Cross-currency interest rate swaps	(22)	-	(66)	-	Interest expense
Commodity contracts	(5)	(20)	2	(85)	Revenue
Foreign exchange contracts	7	(10)	14	(17)	Cost of services/sales
	$(179)	$(392)	$(77)	$(755)
Derivatives not designated as hedges:
Foreign exchange contracts	$5	$8	$(21)	$(30)	Cost of services/sales

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

10. Segment Information

		(Stated in millions)

	Third Quarter 2023		Third Quarter 2022
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$982	$314	$900	$305
Reservoir Performance	1,680	344	1,456	244
Well Construction	3,430	759	3,084	664
Production Systems	2,367	319	2,150	224
Eliminations & other	(149)	(53)	(113)	(37)
Pretax segment operating income		1,683		1,400
Corporate & other (1)		(182)		(155)
Interest income (2)		20		8
Interest expense (3)		(126)		(119)
	$8,310	$1,395	$7,477	$1,134

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($2 million in 2023; $25 million in 2022).

(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2023; $3 million in 2022).

		(Stated in millions)

	Nine Months 2023		Nine Months 2022
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$2,822	$901	$2,713	$976
Reservoir Performance	4,826	892	3,999	598
Well Construction	10,052	2,162	8,168	1,522
Production Systems	6,888	802	5,647	509
Eliminations & other	(443)	(102)	(314)	(151)
Pretax segment operating income		4,655		3,454
Corporate & other (1)		(536)		(468)
Interest income (2)		57		13
Interest expense (3)		(363)		(360)
Charges and credits (4)		36		285
	$24,145	$3,849	$20,213	$2,924

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($2 million in 2023; $53 million in 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($10 million in 2023; $9 million in 2022).
(4)
See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2023	2022	2023	2022
North America	$1,643	$1,543	$5,086	$4,362
Latin America	1,681	1,508	4,923	4,042
Europe & Africa (1)	2,091	2,039	6,095	5,134
Middle East & Asia	2,842	2,334	7,877	6,525
Other	53	53	164	150
	$8,310	$7,477	$24,145	$20,213

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2023
	North
	America	International	Other	Total
Digital & Integration	$242	$737	$3	$982
Reservoir Performance	125	1,554	1	1,680
Well Construction	663	2,707	60	3,430
Production Systems	626	1,740	1	2,367
Eliminations & other	(13)	(124)	(12)	(149)
	$1,643	$6,614	$53	$8,310

	Third Quarter 2022
	North
	America	International	Other	Total
Digital & Integration	$229	$671	$-	$900
Reservoir Performance	119	1,335	2	1,456
Well Construction	621	2,406	57	3,084
Production Systems	578	1,569	3	2,150
Eliminations & other	(4)	(100)	(9)	(113)
	$1,543	$5,881	$53	$7,477

	Nine Months 2023
	North
	America	International	Other	Total
Digital & Integration	$727	$2,091	$4	$2,822
Reservoir Performance	375	4,446	5	4,826
Well Construction	2,095	7,782	175	10,052
Production Systems	1,931	4,943	14	6,888
Eliminations & other	(42)	(367)	(34)	(443)
	$5,086	$18,895	$164	$24,145

	Nine Months 2022
	North
	America	International	Other	Total
Digital & Integration	$781	$1,928	$4	$2,713
Reservoir Performance	333	3,661	5	3,999
Well Construction	1,659	6,354	155	8,168
Production Systems	1,601	4,037	9	5,647
Eliminations & other	(12)	(279)	(23)	(314)
	$4,362	$15,701	$150	$20,213

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.2 billion at September 30, 2023 and $0.3 billion at December 31, 2022. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Due to the nature of its business, SLB does not have significant backlog. Total backlog was $3.2 billion at September 30, 2023, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $1.3 billion at September 30, 2023 and $1.2 billion at December 31, 2022. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-Q discusses third-quarter 2023 results of operations with comparisons to the second-quarter 2023, as well as the first nine months of 2023 results of operations with comparisons to the first nine months of 2022. Detailed financial information with respect to second-quarter 2023 can be found in Part I, Item 1, “Financial Statements” of SLB’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

Third Quarter 2023 Compared to Second Quarter 2023

		(Stated in millions)

	Third Quarter 2023		Second Quarter 2023
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$982	$314	$947	$322
Reservoir Performance	1,680	344	1,643	306
Well Construction	3,430	759	3,362	731
Production Systems	2,367	319	2,313	278
Eliminations & other	(149)	(53)	(166)	(56)
Pretax segment operating income		1,683		1,581
Corporate & other (1)		(182)		(183)
Interest income (2)		20		19
Interest expense (3)		(126)		(124)
	$8,310	$1,395	$8,099	$1,293

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($2 million in Q3 2023; $- million in Q2 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in Q3 2023; $3 million in Q2 2023).

SLB’s third-quarter 2023 results continue to reflect strong year-to-date performance with revenue growth of 19%. These results were driven by sustained growth in the international markets, where SLB reported its ninth consecutive quarter of double-digit year-on-year revenue growth.

Compared to the same quarter a year ago, international revenue grew 12%, outpacing North America, which increased 6%. Year on year, global third-quarter revenue grew 11% and pretax segment operating margin expanded 153 basis points (bps) to 20%.

Third-quarter 2023 revenue increased 3% sequentially—by more than $200 million—driven by the Middle East & Asia, which increased 8% in the quarter and continues to demonstrate positive investment momentum. Our strong quarterly performance was propelled by broad-based growth across Saudi Arabia, the United Arab Emirates, Indonesia, China, Malaysia, Kuwait, and Oman.

Third-quarter 2023 pretax segment operating margin expanded 73 bps sequentially.

Looking ahead, SLB believes the market fundamentals remain very compelling for its business. The oil and gas industry continues to benefit from a multiyear growth cycle that has shifted to the international and offshore markets where we are the clear leader. Concurrently, upstream spending is accelerating as operators continue to invest in long-cycle developments, production capacity expansions, exploration and appraisal, and enhanced gas production. The long-term nature of these global investments underscores the breadth, durability, and resilience of this cycle, and SLB expects these market dynamics to continue to drive profitable growth in the years ahead.

Digital & Integration

Digital & Integration revenue of $982 million increased 4% sequentially due to increased Asset Performance Solutions ("APS") revenue in Ecuador and increased digital revenue, which includes higher exploration data sales in Angola, the US Gulf of Mexico, and Malaysia.

Digital & Integration pretax operating margin of 32% contracted 200 bps sequentially due to lower profitability in APS, more than offsetting improved digital margins.

Reservoir Performance

Reservoir Performance revenue of $1.68 billion grew 2% sequentially primarily due to increased evaluation and stimulation activity internationally. More than 70% of the revenue growth came from Europe & Africa, mainly in offshore Angola, Namibia, and the United Kingdom. Strong growth was also achieved in Saudi Arabia from robust stimulation activity.

Reservoir Performance pretax operating margin of 20% expanded 190 bps sequentially. This increase was primarily driven by higher activity, pricing, and improved operating leverage across evaluation and stimulation.

Well Construction

Well Construction revenue of $3.43 billion increased 2% sequentially led by strong growth in the Middle East & Asia, which was partially offset by lower revenue in North America, which declined 8%.

Well Construction pretax operating margin of 22% expanded 38 bps sequentially driven by the international markets, mainly in Europe & Africa and the Middle East & Asia.

Production Systems

Production Systems revenue of $2.37 billion increased 2% sequentially primarily driven by strong sales of completions, artificial lift, and surface production systems. Strong international sequential revenue growth of 7% was led by the Middle East & Asia, with double-digit growth, followed by Latin America. North America revenue declined 8% due to lower subsea activity.

Production Systems pretax operating margin expanded 147 bps sequentially to 13%. The expansion was driven primarily by higher sales of completions, artificial lift, and surface production systems.

Nine Months 2023 Compared to Nine Months 2022

		(Stated in millions)

	Nine Months 2023		Nine Months 2022
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$2,822	$901	$2,713	$976
Reservoir Performance	4,826	892	3,999	598
Well Construction	10,052	2,162	8,168	1,522
Production Systems	6,888	802	5,647	509
Eliminations & other	(443)	(102)	(314)	(151)
Pretax segment operating income		4,655		3,454
Corporate & other (1)		(536)		(468)
Interest income (2)		57		13
Interest expense (3)		(363)		(360)
Charges and credits (4)		36		285
	$24,145	$3,849	$20,213	$2,924

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($2 million in 2023; $53 million in 2022).
(3)
Interest expense excludes amounts that are included in the segments’ income ($10 million in 2023; $9 million in 2022).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2023 revenue of $24.15 billion increased 19% year on year led by Well Construction and Production Systems. On a geographic basis, year-on-year revenue growth was broad-based with North America revenue increasing 17% due to strong land and offshore drilling and higher sales of production systems, while international revenue grew 20%. International growth was widespread across all areas, led by the Middle East & Asia, which grew 21% due to higher drilling and intervention activity. Europe & Africa grew 19% primarily from higher sales of production systems in Europe and increased activity in offshore Africa, while Latin America revenue increased 22% due to robust drilling activity and higher sale of production systems.

Nine-month 2023 pretax segment operating margin of 19% expanded by 219 bps as compared to the same period last year driven by higher activity, improved pricing, and a more favorable activity mix.

Digital & Integration

Nine-month 2023 revenue of $2.82 billion increased 4% year on year, as strong growth in digital sales were largely offset by lower revenue in APS projects and decreased exploration data licensing sales. The APS revenue decline resulted primarily from a temporary production interruption in the projects in Ecuador during the first quarter of 2023 due to a pipeline disruption and lower commodity prices that impacted the project in Canada. The lower exploration data licensing sales were driven by the absence of the $95 million of transfer fees recorded in the second quarter of 2022.

Year on year, pretax segment operating margin contracted 405 bps to 32% primarily due to the lower revenue from exploration data licenses and reduced profitability from APS projects.

Reservoir Performance

Nine-month 2023 revenue of $4.83 billion increased 21% year on year due primarily to increased activity internationally.

Year on year, pretax segment operating margin expanded 352 bps to 18% primarily due to higher activity levels and improved pricing.

Well Construction

Nine-month 2023 revenue of $10.05 billion increased 23% year on year with double-digit growth across all areas. North America grew 26% while international revenue increased 22% This growth was driven by drilling fluids and measurements—both on higher land and offshore activity—along with improved pricing.

Year on year, pretax segment operating margin expanded 286 bps to 22% with profitability improving across all geographic areas driven by the higher activity and improved pricing.

Production Systems

Nine-month 2023 revenue of $6.89 billion increased 22% driven by strong growth across all areas led by Latin America and the Middle East & Asia.

Year on year, pretax segment operating margin expanded 263 bps to 12% mainly driven by higher artificial lift, surface production system, and subsea production system sales, improved pricing, and the easing of supply chain constraints.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter	Second Quarter	Nine Months
	2023	2023	2023	2022
Earnings of equity method investments	$51	$63	$152	$85
Interest income	22	19	59	66
Gain on sale of Liberty shares	-	-	36	242
Gain on sale of real estate	-	-	-	43
	$73	$82	$247	$436

Earnings of equity method investments for the first nine months of 2023 increased $67 million as compared to the same period of 2022 driven primarily by increased profitability of certain seismic-related investments.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and second quarter of 2023 and the first nine months of 2023 and 2022 were as follows:

	Third	Second
	Quarter	Quarter	Nine Months
	2023	2023	2023	2022
Research & engineering	2.2%	2.0%	2.2%	2.3%
General & administrative	1.0%	1.2%	1.1%	1.4%

The effective tax rate was 19.0% for both the third and second quarters of 2023.

The effective tax rate for the first nine months of 2023 was 19%, as compared to 18% for the same period of 2022. The increase in the effective tax rate was primarily due to the credits described in Note 2 to the Consolidated Financial Statements, which lowered the effective tax rate during the first nine months of 2022 by one percentage point.

Charges and Credits

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business to Liberty in exchange for an equity interest in Liberty. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a pretax gain of $36 million ($28 million after-tax) which is classified in Interest & other income in the Consolidated Statement of Income.

SLB did not record any charges or credits during the third quarter of 2023.

SLB recorded the following credits during the first nine months of 2022, all of which are classified in Interest & other income in the Consolidated Statement of Income.

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
First quarter:
Gain on sale of Liberty shares	$26	$4	$22
Second quarter:
Gain on sale of Liberty shares	216	13	203
Gain on sale of real estate	43	2	41
	$285	$19	$266

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2023	2022	2022
Cash	$2,488	$2,180	$1,655
Short-term investments	1,247	1,429	1,239
Short-term borrowings and current portion of long-term debt	(1,998)	(899)	(1,632)
Long-term debt	(11,147)	(12,452)	(10,594)
Net debt (1)	$(9,410)	$(9,742)	$(9,332)

	Nine Months Ended Sept. 30,
Changes in Liquidity:	2023	2022
Net income	$3,127	$2,410
Gain on sale of Liberty shares	(36)	(242)
Gain on sale of real estate	-	(43)
Depreciation and amortization (2)	1,703	1,598
Earnings of equity method investments, less dividends received	(120)	(52)
Deferred taxes	94	3
Stock-based compensation expense	218	236
Increase in working capital	(1,353)	(1,814)
Other	(18)	10
Cash flow from operations	3,615	2,106
Capital expenditures	(1,345)	(1,046)
APS investments	(391)	(420)
Exploration data costs capitalized	(121)	(77)
Free cash flow (3)	1,758	563
Dividends paid	(961)	(600)
Stock repurchase program	(594)	-
Proceeds from employee stock plans	191	142
Proceeds from stock options	85	29
Taxes paid on net settled stock-based compensation awards	(162)	(92)
Business acquisitions and investments, net of cash acquired	(280)	(45)
Proceeds from sale of Liberty shares	137	513
Proceeds from sale of real estate	-	120
Other	(272)	(118)
(Increase) decrease in net debt before impact of changes in foreign exchange rates	(98)	512
Impact of changes in foreign exchange rates on net debt	20	802
(Increase) decrease in net debt	(78)	1,314
Net debt, beginning of period (1)	(9,332)	(11,056)
Net debt, end of period (1)	$(9,410)	$(9,742)

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

Key liquidity events during the first nine months of 2023 and 2022 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.9 billion during the first nine months of 2023 compared to $1.5 billion during the first nine months of 2022. Capital investments for the full year 2023 are expected to be approximately $2.5 to $2.6 billion as compared to $2.3 billion for the full year 2022.
•
During the second quarter of 2023, SLB issued $500 million of 4.50% Senior Notes due 2028 and $500 million of 4.85% Senior Notes due 2033.
•
During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares in Liberty and received proceeds of $137 million.
•
As of September 30, 2023, SLB had cumulatively repurchased $1.6 billion of SLB common stock under its $10 billion share repurchase program. SLB repurchased approximately 11.5 million shares of its common stock under this program during the first nine months of 2023 for a total purchase price of $594 million. SLB did not repurchase any of its common stock during the first nine months of 2022.

As of September 30, 2023, SLB had $3.74 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $6.54 billion, all of which was available and unused. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

There were no borrowings under SLB's commercial paper programs at September 30, 2023.

SLB has a global footprint in more than 100 countries. As of September 30, 2023, only four of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Two of these countries, the United States and Mexico, each represented greater than 10% of such receivables.

Included in Receivables, less allowance for doubtful accounts in the Consolidated Balance Sheet as of September 30, 2023 was approximately $1.2 billion of receivables relating to Mexico. SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

Additional Information

On October 2, 2023, SLB, Aker Solutions and Subsea7 closed their previously announced joint venture. The new business, OneSubsea, will drive innovation and efficiency in subsea production by helping customers unlock reserves and reduce cycle time. OneSubsea now comprises SLB’s and Aker Solution’s subsea businesses, which include an extensive complementary subsea production and processing technology portfolio, world-class manufacturing scale and capacity, access to industry-leading reservoir and digital domain expertise, unique pore-to-process integration capabilities, and strengthened research and development capabilities.

In addition to contributing its subsea business to the joint venture, at closing SLB issued to Aker Solutions 5.1 million shares of SLB common stock valued at $306.5 million. Concurrently, Subsea7 purchased its 10% interest in exchange for $306.5 million in cash to Aker Solutions. The joint venture also issued a promissory note to Aker Solutions for $87.5 million. SLB owns 70% of the joint venture, and will consolidate it for financial reporting purposes, while Aker Solutions owns 20% and Subsea7 owns 10%.

Aker Solutions reported revenue for its subsea business of approximately $1.5 billion for the year ended December 31, 2022 and $0.9 billion for the six months ended June 30, 2023. As this transaction closed subsequent to the end of the third quarter of 2023, the Consolidated Financial Statements do not reflect any amounts relating to the acquired Aker Solutions subsea business. Additionally, because this transaction just recently closed, the initial purchase accounting has not yet been completed.

In March 2022, SLB decided to immediately suspend new investment and technology deployment to its Russia operations. In July 2023, SLB announced that it was halting shipments of products and technology into Russia from all SLB facilities worldwide in response to the continued expansion of international sanctions. This follows SLB’s previous ban on shipments from SLB facilities in the United States, United Kingdom, the European Union and Canada into Russia. Russia represented approximately 5% of SLB’s worldwide revenue during the first nine months of 2023. The carrying value of SLB’s net assets in Russia was approximately $0.7 billion as of September 30, 2023. This consisted of $0.2 billion of receivables, $0.3 billion of fixed assets, $0.5 billion of other assets and $0.3 billion of current liabilities.

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

FORWARD-LOOKING STATEMENTS

This third-quarter 2023 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of October 25, 2023, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of September 30, 2023, SLB had repurchased $1.6 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended September 30, 2023 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
July 2023	930.2	$54.61	930.2	$8,478,147
August 2023	999.7	$57.97	999.7	$8,420,189
September 2023	691.1	$57.46	691.1	$8,378,332
	2,621.0	$57.46	2,621.0

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

SLB’s residual transactions or dealings with the government of Iran during the third quarter of 2023 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 6. Exhibits.

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on April 21, 2023)

* (+) Exhibit 10.1—Schlumberger Limited Supplementary Benefit Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2023

* (+) Exhibit 10.2—Schlumberger Limited Restoration Savings Plan, as established effective June 1, 1995 and conformed to include amendments through January 1, 2023

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

SCHLUMBERGER LIMITED
Date:	October 25, 2023	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory