Form 10-K
period 2023-12-31
SCHLUMBERGER LIMITED/NV
filed 2024-01-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number including area code, is: (713) 513-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $69.70 billion.

As of December 31, 2023, the number of shares of common stock outstanding was 1,427,394,843.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is incorporated by reference from, the registrant’s definitive proxy statement for its 2024 Annual General Meeting of Shareholders, to be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A within 120 days after December 31, 2023 (the “2024 Proxy Statement”).

SCHLUMBERGER LIMITED

Table of Contents

Form 10-K

PART I

Item 1. Business.

All references in this report to “Registrant,” “Company,” “SLB,” “we” or “our” are to Schlumberger Limited (Schlumberger N.V.) and its consolidated subsidiaries.

We are SLB, a global technology company driving energy innovation for a balanced planet. With a global presence in more than 100 countries and employees representing almost twice as many nationalities, we work each day on innovating energy technology, delivering digital at scale, decarbonizing industries, and developing and scaling new energy systems that accelerate the energy transition.

Today, the world faces the challenge of providing secure and affordable energy to meet growing demand, while rapidly decarbonizing for a sustainable future. With nearly a century of market and technology leadership, SLB is well positioned and committed to being a leader in providing solutions to address this trilemma.

In October 2022, we changed our brand name to SLB and unveiled a new logo that underscores our vision for a decarbonized energy future. This bold change highlighted our leadership as a global technology company focused on driving energy innovation within traditional energy sources and beyond. The SLB brand builds on nearly a century of technology innovation and industrialization. Our identity symbolizes SLB's commitment to moving farther and faster in facilitating the world's energy needs today and forging the road ahead for a sustainable future.

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

The primary offerings comprising this Division are:

•
Digital solutions: Includes products, services, and solutions that span the energy value chain from subsurface characterization through field development and hydrocarbon production to carbon management and the integration of adjacent energy systems. Offerings are founded upon proprietary and open-source data platform technologies, industry-leading simulators and workflow tools, and include domain-specific application of innovative digital capabilities, such as artificial intelligence and machine learning. Solutions are deployable on traditional on-premise IT infrastructures, the cloud, and the edge, allowing for full market coverage irrespective of customer constraints.
•
Exploration data and data processing: Provides comprehensive worldwide reservoir interpretation and data processing services, enabled by a scientifically advanced platform and innovative subsurface imaging techniques for exploration data, and includes one of the industry’s most extensive exploration data libraries.
•
Asset Performance Solutions: Offers an integrated business model for field production projects. Combines SLB’s services and products with drilling rig management and specialized engineering and project management expertise, to provide a complete solution from well construction to production improvement. As of December 31, 2023, SLB’s APS portfolio primarily consisted of three field production projects in Ecuador and one in Canada.

Reservoir Performance – Consists of reservoir-centric technologies and services that are critical to optimizing reservoir productivity and performance. Reservoir Performance develops and deploys innovative technologies and services to evaluate, intervene, and stimulate reservoirs providing customers with greater insights into their assets and maximizing their return on investment.

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
•
Stimulation and Intervention: Provides services used during well completions, as well as those used to maintain optimal production throughout the life of a well, including pressure pumping, well stimulation, and coiled tubing equipment for downhole mechanical well intervention and coiled-tubing drilling, reservoir monitoring, and downhole data acquisition.

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
•
Drilling Tools: Includes a wide variety of bottomhole assembly and borehole enlargement technologies for drilling operations.
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
•
Rigs and Equipment: Provides drilling equipment, including pressure control equipment and rotary drilling equipment, and services for shipyards, drilling contractors, operators, and rental tool companies, as well as land drilling rigs and related services.

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

The primary offerings comprising this Division are:

•
Artificial Lift: Provides production equipment and optimization services using electrical submersible pumps, gas lift equipment, progressing cavity pumps, and surface horizontal pumping systems.
•
Completions Equipment: Supplies well completion services and equipment that include packers, safety valves, and sand control technology, as well as a range of intelligent well completions technology and equipment.
•
Surface: Designs and manufactures onshore and offshore platform wellhead systems and processing solutions, including valves, chokes, actuators, and surface trees, and provides services to operators.
•
Valves: Serves portions of the upstream, midstream, and downstream markets and provides valve products that are primarily used to control and direct the flow of hydrocarbons as they are moved from wellheads through flow lines, gathering lines, and transmission systems to refineries, petrochemical plants, and industrial centers for processing.
•
Processing: Enables efficient monetization of subsurface assets using standard and custom-designed onshore, offshore, and downstream processing and treatment systems, as well as unique, reservoir-driven, fit-for-purpose integrated production systems for accelerating first production and maximizing project economics.
•
OneSubsea™: Provides integrated solutions, products, systems, and services for the subsea market, including integrated subsea production systems involving wellheads, subsea trees, manifolds and flowline connectors, control systems, connectors and services designed to maximize reservoir recovery and extend the life of each field.

On October 2, 2023, SLB, Aker Solutions (“Aker”), and Subsea7 closed their previously announced joint venture. The new business, OneSubsea, will drive innovation and efficiency in subsea production by helping customers unlock reserves and reduce cycle time. OneSubsea now comprises SLB’s and Aker’s subsea businesses, which include an extensive complementary subsea production and processing technology portfolio, world-class manufacturing scale and capacity, access to industry-leading reservoir and digital domain expertise, unique pore-to-process integration capabilities, and strengthened research and development capabilities. SLB owns 70% of the joint venture, while Aker owns 20% and Subsea7 owns 10%. As the majority owner and controlling entity, SLB is considered the acquirer and reflects OneSubsea as a consolidated subsidiary in its Consolidated Financial Statements.

SLB's four Divisions operate through a geographical structure of four Basins that are aligned with critical concentrations of activity: Americas Land, Offshore Atlantic, Middle East & North Africa, and Asia. The Basins are configured around common regional characteristics that enable us to deploy fit-for-purpose technologies, operating models, and skills to meet the specific customer needs in each Basin. The Basins are further organized into GeoUnits, which can be a region, a single country, or made up of several countries. With a strong focus on customers, the Basins identify opportunities for growth, and are focused on agility, responsiveness, and competitiveness.

Supporting the Divisions is a global network of research and development centers. Through these centers we advance SLB’s technology programs to enhance industry efficiency, lower finding and producing costs, improve productivity, maximize reserve recovery, and increase asset value safely, securely, and sustainably. These centers also support SLB's New Energy investments in lower carbon energy sources and carbon capture technologies.

Corporate Strategy

The evolving marketplace will require bold new technologies and ideas, digital transformation and a deep commitment to sustainability. With a balanced energy transition in mind, our strategy is focused on three engines of growth: Core, Digital and New Energy.

Core

Consisting of our Reservoir Performance, WeIl Construction and Production Systems Divisions, Core remains SLB’s largest engine of growth. Building on decades of technology advancement, we will continue innovating new products, services and technologies that make the exploration, development and production of oil and gas assets cleaner, more resilient, and more efficient, with lower carbon emissions and less impact on the environment.

We continue to build on our fit-for-basin approach and technology access initiatives, developing bespoke and custom technology tailored to the regions and environments in which we operate. This strategy allows us to address the rapid evolution of our industry into more regional markets, each with distinct resource plays and economics.

With the continued growth of digitally enabled technologies that improve efficiency and performance, including our Transition Technologies™ portfolio and our SLB End-to-end Emissions Solutions (SEES) methane elimination business, SLB provides solutions that enable customers to increase production from their reserves at a competitive cost and at a lower carbon intensity per barrel equivalent.

Digital

Digital capabilities continue to grow throughout the energy industry as a key element of the complex systems required to meet current energy demand and to harness the promise of a lower-carbon future. SLB is uniquely positioned to support customers on their digital journeys by managing data migration, workflow redesign, and transition to the cloud.

SLB’s customers have access to leading digital products and services that help to meet their sustainability goals by driving transparency, better measurement, more effective planning, and more impactful and reliable outcomes. To continue elevating customer offerings, we are accelerating the adoption of our proprietary cloud offering Delfi™, enabling enterprise data management, delivering autonomous operations, and innovating through domain-driven artificial intelligence.

Our cloud-based solutions allow our customers to transition from our established software applications to our Delfi digital platform, and shift from a user-based license model to software-as-a-service (SaaS) subscriptions. This enables customers to evolve from legacy infrastructure and deliver new levels of value creation, with access to key resources such as storage and computing from our cloud partners and access to our industry-leading simulators. Our evolving offering of on-premises solutions allows us to support the digital transition journey of customers that prefer or are required to maintain data solutions locally.

New Energy

New Energy offers a significant opportunity to use SLB’s experience and scale to drive innovation for a low-carbon economy spanning industries beyond oil and gas. We are building a broad, diverse portfolio across New Energy sectors, selected for their materiality and adjacency to existing SLB strengths and our ability to offer differentiated technology.

Our New Energy portfolio builds on several fundamental SLB strengths: our unique subsurface domain expertise, applicable beyond oil and gas; our ability to design and deploy complex processing and production systems as an original equipment manufacturer; our differentiated track record for innovation and industrialization; and our ability to deploy at scale in any region of the world with local knowledge and talent.

SLB will continue building businesses and forging partnerships across various industries to focus on five key areas: carbon solutions, hydrogen, geothermal and geoenergy, stationary energy storage, and critical minerals. Our ambition is to seed technology capabilities in each of these domains, and then grow throughout the decade, ultimately scaling our New Energy offering into the Company’s fastest growing and largest division.

•
Carbon Solutions: Carbon capture, and sequestration (“CCS”) is critical to advancing decarbonization and achieving the goals of the Paris Agreement on climate change. With industry-leading reservoir modeling capabilities, SLB has been in the CCS business for more than three decades. The Company is actively progressing CCS technologies to enable widespread adoption of CCS and is going beyond subsurface characterization and well construction to include capture technology, project economics, technology selection, and permitting. In addition, SLB is developing digital platforms to support emissions management for carbon and methane that will allow clients to measure, monitor, and plan abatement strategies.

•
Hydrogen: SLB is investing in low-carbon hydrogen generation technologies. One such investment is Genvia, a unique private-public partnership that combines SLB’s expertise and experience with that of the French Atomic Energy and Alternative Energies Commission and partners. Genvia aims to deliver the most efficient and cost-effective solid oxide electrolyzer technology for producing clean hydrogen in hard-to-abate industrial settings—a key component of the energy transition.

•
Geothermal and Geoenergy: Geothermal power leverages the heat of the earth to generate electricity or provide heat directly, by tapping into subsurface hot water and steam zones that are continuously recharged, both naturally and by injection. Geoenergy uses the ambient temperatures beneath the earth's surface to act as a thermal battery and dramatically reduce energy consumption from heating and cooling buildings, electrify and, therefore, drive both efficiency and decarbonization.

•
Stationary Energy Storage: Stationary energy storage is a key enabler to make variable renewable energy sources (such as solar or wind) a larger component of the world’s electricity systems enabling power to be delivered in the right place, at the right time, to meet demand. As renewables become a greater percentage of the energy mix, the need increases for additional long-duration energy storage to ensure the efficiency of renewable assets and the reliability of electricity systems.

•
Critical Minerals: SLB is applying its knowledge of extraction technologies and processing to the location and sources of critical minerals, such as lithium from brine deposits, that will be required to support the energy transition.

Sustainability

SLB’s emissions reduction strategy is at the center of our identity and vision, and our commitment to a sustainable future is underscored by bold science-backed targets aligned with the Paris Agreement. In 2021, SLB became the first company in the energy services industry to commit to a 2050 net-zero greenhouse gas (“GHG”) emissions target including all three emission scopes.

By setting targets based on SLB’s total 2019 baseline GHG footprint—inclusive of Scope 3 emissions (which accounted for approximately 95% of SLB’s baseline)—and not just its Scope 1 and 2 footprint, SLB’s comprehensive emissions reduction roadmap addresses the entire energy value chain.

SLB’s 2050 net-zero target is supported by the following interim milestones, using 2019 as the baseline year:

- by 2025, a 30% reduction in Scope 1 and Scope 2 emissions;

- by 2030, a 50% reduction in Scope 1 and Scope 2 emissions; and

- by 2030, a 30% reduction in Scope 3 emissions.

SLB’s Scope 1 and 2 emissions primarily come from fuel use and electricity consumption. SLB’s Scope 3 emissions are indirect, such as emissions from customers’ use of SLB technology and emissions from our use of third-party goods and services.

There are three key components to SLB achieving the 2050 net-zero target: reducing operational emissions, reducing customer emissions that occur while using SLB technology, and taking carbon-negative actions of sufficient scale to offset any residual operating and technology emissions that the Company may have in 2050.

In tandem with our 2050 net-zero commitment, SLB introduced a portfolio of Transition Technologies™ in 2021. This portfolio includes a select group of products and services that quantifiably reduce our customers’ GHG emissions footprint, while continuing to drive high performance, reliability, and efficiency. This portfolio is supported by an industry-leading impact quantification framework and will continue to grow as sustainability is further embedded in the Company’s research and development process.

Human Capital

As a leading global technology company that operates in more than 100 countries with a workforce of approximately 111,000 people from diverse backgrounds, cultures, and nationalities, one of SLB’s greatest strengths is the diversity of our people. We believe that our ability to attract, develop, motivate, and retain a highly competent and diverse workforce has been paramount to our success for many decades. We recognize that cultivating diversity and promoting inclusion are essential to attracting the best talent from around the world and enabling creativity and innovation to drive business success. We believe our strong culture focused on workforce diversity, inclusivity, and learning and development results in the best possible working environment for all our people.

Workforce Diversity

SLB's long-standing commitment to national and cultural diversity is reflected in our workforce composition and our philosophy to recruit and develop people from the communities in which we operate. Our workforce nationality mix generally aligns with the revenue derived from the countries in which we work, as reflected in the charts below. This fosters a culture that is global in outlook, yet local in practice.

SLB also recognizes the importance of gender diversity as a source of creativity, innovation, and competitive advantage. We are committed to leading our industry in this area and, in this regard, a number of years ago we established goals of having women represent 25% of our salaried workforce by 2025 and 30% by 2030. As of December 31, 2023, women represented just under 25% of our salaried workforce.

Inclusivity

We are building on our diversity to foster a strong culture of inclusion, in which each person can feel accepted, respected, and empowered to perform at their best. SLB has numerous policies and programs to support our inclusive culture, including:

•
a global Code of Conduct that outlines the standards of behavior and ethics that all employees are expected to follow, and that prohibits any form of discrimination, harassment, or retaliation;
•
a global diversity, equity, and inclusion (“DEI”) strategy with a network of diversity and inclusion champions that promote DEI awareness and best practices; and
•
a global mobility program that enables employees to gain international exposure and experience and develop cross-cultural competencies.

Learning and Development

SLB invests significantly in the learning and development of our people. We strive to identify talent early, and to provide employees who demonstrate exceptional performance with opportunities to progress to higher levels within the organization. This allows us to accelerate personal development while maximizing performance, fostering an agile workforce with the skills necessary to lead SLB today and into the future.

SLB believes that through diversity, inclusivity, and learning and development, we can support our people to reach their full potential which unlocks value for all of our stakeholders.

Competition

The principal methods of competition within the energy services industry are technological innovation, quality of service, and price differentiation. These factors vary geographically and are dependent upon the different services and products that SLB offers. SLB has numerous competitors, both large and small.

Intellectual Property

SLB owns or controls the industry’s leading portfolio of intellectual property, including but not limited to patents, proprietary information, trade secrets, and software tools and applications that, in the aggregate, are material to SLB’s business. While SLB seeks and holds a significant number of patents covering various products and processes, no particular patent or group of patents is material to SLB’s business.

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

Customers

SLB’s primary customers are national oil companies, large integrated oil companies, and independent operators. No single customer exceeded 10% of SLB’s consolidated revenue during each of 2023, 2022 and 2021.

Governmental Regulations

SLB is subject to numerous environmental and other governmental and regulatory requirements related to its operations worldwide. For additional details, see “Item 1(a). Risk Factors – Legal and Regulatory Risks,” which is incorporated by reference in this Item 1.

Corporate Information

SLB was founded in 1926. Schlumberger Limited, the NYSE-listed parent of the SLB family of companies, is incorporated under the laws of Curaçao and has executive offices in Paris, Houston, London, and The Hague. The Company changed its brand name to SLB in 2022 but did not change the legal name of its listed parent company, which remains Schlumberger Limited.

Available Information

The SLB website is www.slb.com. SLB uses its Investor Relations website, https://investorcenter.slb.com/, as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. SLB makes available, free of charge through its Investor Relations website at https://investorcenter.slb.com/, access to its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to each of those reports, as soon as reasonably practicable after such material is filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Copies are also available, without charge, from SLB Investor Relations, 5599 San Felipe, Houston, Texas 77056. Unless expressly noted, the information on its website or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing SLB makes with the SEC.

Information About Our Executive Officers

The following table sets forth, as of January 24, 2024, the names and ages of SLB’s executive officers, including all offices and positions held by each executive officer during the past five years.

Name	Age	Current Position and Five-Year Business Experience

Olivier Le Peuch	60	Chief Executive Officer and Director, since August 2019; Chief Operating Officer, February 2019 to July 2019; and Executive Vice President, Reservoir and Infrastructure, May 2018 to February 2019.

Khaled Al Mogharbel	53

Executive Vice President, Geographies, since July 2020; Executive Vice President, Operations, April 2019 to June 2020; Executive Vice President, Eastern Hemisphere, February 2019 to March 2019; and President, Eastern Hemisphere, May 2017 to January 2019.

Stephane Biguet	55	Executive Vice President and Chief Financial Officer, since January 2020; and Vice President, Finance, December 2017 to January 2020.

Abdellah Merad	50

Executive Vice President, Core Services and Equipment, since April 2022; Executive Vice President, Performance Management, May 2019 to March 2022; and President, Production Group, October 2017 to April 2019.

Katharina Beumelburg	47

Chief Strategy and Sustainability Officer, since May 2021; Senior Vice President, Transmission Service, Siemens Energy, Siemens AG (a multinational industrial manufacturing company), April 2020 to May 2021; and Executive Vice President, Strategy, Siemens Gas and Power, Siemens AG, November 2016 to April 2020.

Demosthenis Pafitis	56	Chief Technology Officer, since February 2020; and Senior Vice President, SLB 4.0 Platforms, from December 2017 to January 2020.

Dianne Ralston	57

Chief Legal Officer, since December 2020, and Secretary, since April 2021; and Executive Vice President, Chief Legal Officer, and Secretary, TechnipFMC plc (a global oilfield services company), January 2017 to September 2020.

Carmen Rando Bejar	46

Chief People Officer, since April 2022; Vice President, Global Business Services, September 2019 to March 2022; and Operational Planning and Resource Manager, Drilling and Measurements, April 2018 to August 2019.

Rakesh Jaggi	54	President, Digital and Integration, since April 2023; Senior Vice President, Sales & Commercial, May 2019 to March 2023; and President, Completions, March 2017 to May 2019.

Gavin Rennick	49	President, New Energy, since April 2022; Vice President, Human Resources, February 2019 to March 2022; and President, Software Integrated Solutions, January 2017 to February 2019.

Kevin Fyfe	50	Vice President and Treasurer, since July 2022; and Vice President and Controller, October 2017 to June 2022.

Howard Guild	52	Chief Accounting Officer, since July 2005.

Ugo Prechner	46

Vice President and Controller, since August 2022; Well Construction Controller, July 2020 to July 2022; Controller Operations, August 2019 to June 2020; and M-I SWACO Controller, October 2017 to August 2019.

Vijay Kasibhatla	60	Director, Mergers and Acquisitions, since January 2013.

Item 1A. Risk Factors.

The following discussion of risk factors known to us contains important information for the understanding of our “forward-looking statements,” which are discussed immediately following Item 7A. of this Form 10-K and elsewhere. These risk factors should also be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related notes included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Please carefully consider the risks described below, which discuss the material factors that make an investment in our securities speculative or risky, other material included or incorporated by reference in this Form 10-K, and other reports and materials that we file with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could also materially adversely affect our business, reputation, financial condition, results of operations, cash flows and prospects.

Business and Operational Risks

Demand for our products and services is substantially dependent on the levels of expenditures by our customers, which can change based on many factors, including fluctuations in oil and gas prices. Oil and gas industry downturns have resulted in reduced demand for oilfield products and services and lower expenditures by our customers, which has in the past had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our products and services depends substantially on expenditures by our customers for the exploration, development and production of oil and gas reserves. These expenditures are generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. In addition, the transition of the global energy sector from a primarily fossil fuel-based system to a diverse system which includes renewable energy sources could affect our customers’ levels of expenditures.

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
•
the level of refining and storage capacity;
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

We are a global technology company, and our non-US operations accounted for approximately 84% of our consolidated revenue in 2023 and 2022, and 85% in 2021. Geopolitical instability and unforeseen changes in any of the markets in which we operate could result in business disruptions or operational challenges that may adversely affect the demand for our products and services, or our reputation, our financial condition, and our results of operations and cash flows. These factors include, but are not limited to, the following:

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
public health crises;
•
unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•
restrictions on the repatriation of income or capital;
•
currency exchange controls;
•
inflation; and
•
currency exchange rate fluctuations and devaluations.

As an example of a risk resulting from our global operations, in March 2022 we decided to immediately suspend new investment and technology deployment to our Russia operations. In July 2023, we announced that we were halting shipments of products into Russia from all our facilities worldwide in response to the continued expansion of international sanctions. Russia represented approximately 5% of our worldwide revenue during 2023. The carrying value of our net assets in Russia was approximately $0.6 billion as of December 31, 2023. This consisted of $0.2 billion of receivables, $0.3 billion of fixed assets, $0.4 billion of other assets, and $0.3 billion of current liabilities.

We continue to actively monitor the dynamic situation in Ukraine and applicable laws, sanctions and trade control restrictions resulting from the conflict. The extent to which our operations, financial results and cash flows may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; the effect of further laws, sanctions and trade control restrictions on our business, the global economy and global supply chains; and the impact of fluctuations in the exchange rate of the ruble. Continuation or escalation of the conflict may also exacerbate this and other risk factors identified in this Form 10-K, including cybersecurity, regulatory, and reputational risks.

Failure to effectively and timely address the energy transition could adversely affect our business, results of operations, and cash flows.

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

Our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cyber security protection in connection with our digital technologies and services as well as our internal digital infrastructure. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by our customers, suppliers, alliance partners, or other third parties. We provide digital technologies that allow us or our customers to remotely perform wellsite and field operations. We also develop software and other digital products and services that store, retrieve, manipulate, and manage our customers’ information and data, external data, personal data, and our own data.

Our digital technologies and services, as well as third-party products, services and technologies that we rely on (including emerging technologies, such as artificial intelligence programs), are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from social engineering such as phishing and ransomware infections. Even if we successfully defend our own digital technologies and services, we also rely on providers of third-party products, services, and networks, with whom we may share data and services, and who may be unable to effectively defend their digital technologies and services against attack.

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to, our customers’ data, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our clients’ operations could result in significant damage to our reputation or disruption of the services we provide to our customers or of our customers’ businesses. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer customers using our digital products and services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects. In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to our intellectual property, proprietary or confidential information; loss of customer, supplier, or our employee data; breach of personal data; interruption of our business operations; disruption of our customers’ businesses; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees, our customers, our suppliers, our alliance partners and other third parties, and may result in claims against us.

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

Our operations are subject to international, regional, national, and local laws and regulations in every place where we operate, relating to matters such as environmental protection, health and safety, labor and employment, human rights, import/export controls, currency exchange, bribery and corruption, data privacy and cybersecurity, intellectual property, immigration, and taxation. These laws and regulations are complex, frequently change, have tended to become more stringent over time, and could conflict among one another. In the event the scope of these laws and regulations expands in the future, the incremental cost of compliance could adversely affect our financial condition, results of operations, or cash flows.

Our operations are subject to anti-corruption and anti-bribery laws and regulations, such as the Foreign Corrupt Practices Act, the UK Bribery Act, and other similar laws. We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons. Our ability to transfer people, products, and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.

The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors, or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination that we have violated or are responsible for violations of applicable laws, including securities, environmental, trade control, trade sanctions, or anti-corruption laws, could have a material adverse effect on our financial condition. Violations of international and US laws and regulations or the loss of any required licenses may result in fines and penalties, criminal sanctions, administrative remedies, or restrictions on business conduct, and could have a material adverse effect on our business, operations, and financial condition. In addition, any major violations could have a significant effect on our reputation and consequently on our ability to win future business and maintain existing customer and supplier relationships.

Existing or future laws, regulations, court orders or other public- or private-sector initiatives to limit greenhouse gas emissions or relating to climate change may reduce demand for our products and services.

Continuing political and social attention to the issue of climate change has resulted in both existing and proposed international agreements and national, regional, and local legislation and regulatory measures to limit GHG emissions and mitigate the effects of climate change. The implementation of these agreements, including the Paris Agreement, the Europe Climate Law, and other existing or future regulatory mandates, may adversely affect the demand for our products and services, impose taxes on us or our customers, require us or our customers to reduce GHG emissions from our technologies or operations, or accelerate the obsolescence of our products or services.

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

There is also increased focus by our customers, investors and other stakeholders on climate change, sustainability, and energy transition matters. Actions to address these concerns or negative perceptions of our industry or fossil fuel products and their relationship to the environment have led to initiatives to conserve energy and promote the use of alternative energy sources, which may reduce the demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. In addition, initiatives by investors and financial institutions to limit funding to companies in fossil fuel-related industries may adversely affect our liquidity or access to capital. Any of these initiatives may, in turn, adversely affect our financial condition, results of operations, and cash flows.

Environmental compliance costs and liabilities arising as a result of environmental laws and regulations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We use and generate hazardous substances and wastes in our operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of potentially contaminated properties, and to claims alleging personal injury or property damage as a result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement or changing interpretations of existing laws and regulations, the enactment of new laws and regulations, the discovery of previously unknown contamination, or the imposition of new or increased requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, operations, and financial condition.

We could be subject to substantial liability claims, including as a result of well incidents, which could adversely affect our reputation, financial condition, results of operations, and cash flows.

The technical complexities of our operations expose us to a wide range of significant health, safety, and environmental risks. Our operations involve the use of radioactive materials, chemicals, explosives and other equipment and services that are deployed in challenging exploration, development, and production environments. Accidents or acts of malfeasance involving these services or equipment, or a failure of a product (including as a result of a cyberattack), could cause personal injury, loss of life, damage to or destruction of property, equipment or the environment, or suspension of operations, which could materially adversely affect us. Any well incidents, including blowouts at a well site or any loss of containment or well control, may expose us to additional liabilities, which could be material. Generally, we rely on contractual indemnities, releases, and limitations on liability with our customers and insurance to protect us from potential liability related to such events. However, our insurance may not protect us against liability for certain kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any damages caused by our services or products that are not covered by insurance or are in excess of policy limits or subject to substantial deductibles, could adversely affect our financial condition, results of operations, and cash flows.

General Risk Factors

Our aspirations, goals, and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed, and will continue to develop and set, goals, targets, and other objectives related to sustainability matters, including our net-zero emissions target and our energy transition strategy. Statements related to these goals, targets, and objectives reflect our current plans and aspirations and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Our targets are based on empirical data and estimates that reflect our understanding of current best practices for measuring or estimating emissions or other metrics, but we anticipate that future innovations in both measurement technologies and estimation methodologies could cause us to revise our baseline as well as re-calculate progress toward our targets.

Our business faces increased scrutiny from certain investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, including any third-party ratings used by stakeholders, which continue to evolve, our reputation, our ability to attract or retain employees, our ability to access capital, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

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

Our business has been, and in the future will be, affected by severe weather events in areas where we operate, which could materially affect our operations and financial results. Extreme weather conditions such as hurricanes, flooding, landslides, and heat waves have in the past resulted in, and may in the future result in, the evacuation of personnel, stoppage of services and activity disruptions at our facilities, in our supply chain, or at well-sites, or result in disruptions to our customers’ operations. Particularly severe weather events affecting platforms or structures may result in a suspension of activities. Climate change may impact the frequency and/or intensity of such events. In addition, acute or chronic physical impacts of climate change, such as sea level rise, coastal storm surge, inland flooding from intense rainfall, and hurricane-strength winds may damage our facilities. Any such extreme weather events may result in increased operating costs or decreases in revenue.

Public health emergencies, such as the COVID-19 pandemic, and resulting adverse economic conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations, and cash flows.

Public health emergencies, including the COVID-19 pandemic, have caused, and could again cause, a significant reduction in global economic activity, significantly weakening demand for oil and gas, and in turn, demand for our products and services. Other effects of public health emergencies have included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; limitations on access to sources of liquidity; supply chain disruptions; limitations on access to raw materials; employee impacts from illness; and local and regional closures or lockdowns, including temporary closures of our facilities and the facilities of our customers and suppliers. The extent to which our operating and financial results will be and may continue to be affected by public health emergencies will depend on various factors beyond our control, such as the continued severity and duration of the public health emergencies, including any sustained geographic resurgence; the emergence of new variants and strains of a contagious disease or virus; and the success of actions to contain or mitigate the effects of the public health emergency. A public health emergency, and volatile regional and global economic conditions stemming from a public health emergency, could also aggravate our other risk factors described in this Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

SLB maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and customer-facing products.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements. SLB has an annual assessment, performed by a third party, of the Company’s cyber risk management program against the NIST CSF.

SLB has a Cyber Security Operations Center operating in three locations to provide 24/7 monitoring of its global cybersecurity environment and to coordinate the investigation and remediation of alerts. A program for staging incident response drills is in place to prepare support teams in the event of a significant incident.

Cyber partners are a key part of SLB’s cybersecurity infrastructure. SLB partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. SLB engages with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in SLB’s environment.

SLB’s Cyber Security Director reports to SLB’s Chief Information Officer and is the head of the Company’s cybersecurity team. The Cyber Security Director is responsible for assessing and managing SLB’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by SLB.

The Audit Committee of the Board of Directors oversees SLB’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Audit Committee on the effectiveness of SLB’s cyber risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the SLB Board of Directors, at least annually, as part of the Company’s corporate risk mapping exercise.

SLB faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. SLB has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on SLB’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Business and Operational Risks – Our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.”

Item 2. Properties.

SLB owns or leases numerous manufacturing facilities, administrative offices, service centers, research centers, data processing centers, mines, and other facilities throughout the world, none of which are individually material.

Item 3. Legal Proceedings.

The information with respect to this Item 3. Legal Proceedings is set forth in Note 15 – Contingencies, in the accompanying Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2023, there were 21,444 stockholders of record. The principal US market for SLB’s common stock is the New York Stock Exchange (“NYSE”), where it is traded under the symbol “SLB.”

The following graph compares the cumulative total stockholder return on SLB common stock with the cumulative total return on the Standard & Poor’s 500 Index (“S&P 500 Index”) and the cumulative total return on the Philadelphia Oil Service Index. It assumes $100 was invested on December 31, 2018 in SLB common stock, in the S&P 500 Index and in the Philadelphia Oil Service Index, as well as the reinvestment of dividends on the last day of the month of payment. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that SLB specifically incorporates it by reference into such filing.

Comparison of Five-Year Cumulative Total Return Among

SLB Common Stock, the S&P 500 Index and the

Philadelphia Oil Service Index

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Schlumberger Ltd
S&P 500 Index
Philadelphia Oil Service Index (OSX)

Share Repurchases

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. SLB had cumulatively repurchased $1.7 billion of its common stock under this program as of December 31, 2023.

SLB's common stock repurchase program activity for the three months ended December 31, 2023 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
October 2023	598.9	$58.10	598.9	$8,343,538
November 2023	618.2	$53.96	618.2	$8,310,182
December 2023	619.9	$51.44	619.9	$8,278,295
	1,837.0	$54.46	1,837.0

Unregistered Sales of Equity Securities

On October 2, 2023, SLB, Aker and Subsea7 closed their previously announced joint venture. In addition to contributing its subsea business to the joint venture, at closing SLB issued 5.1 million shares of its common stock valued at $306.5 million to Aker through a private placement pursuant to Rule 144A.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions, and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Form 10-K.

This section of the Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparison between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

2023 Executive Overview

2023 was a remarkable year marked by widespread revenue growth, margin expansion, and exceptional cash flow. Year on year, revenue grew 18%, pretax segment operating margin increased 185 basis points (“bps”) to 20% and we delivered $6.6 billion of cash flow from operations and $4.0 billion of free cash flow—allowing us to reduce net debt by $1.4 billion and return $2.0 billion to shareholders this year through dividends and stock repurchases.

Our strong full-year performance was fueled by substantial international growth, with approximately 90% of our international GeoUnits posting year-on-year increases, complemented by sustained performance in North America.

International revenue grew 20% year on year by more than $4 billion. Notably, we achieved our highest-ever revenue in the Middle East, led by impressive growth in Saudi Arabia, the United Arab Emirates, and Egypt & East Mediterranean GeoUnits.

In the offshore basins, we benefited from long-cycle developments, capacity expansions, and exploration and appraisal activities with remarkable growth in Brazil and Angola, and solid increases in the US Gulf of Mexico, Guyana, and Norway.

In North America, while activity moderated as expected in the second half of the year, revenue increased 12% year on year, outpacing the rig count. This outperformance was driven by our technology-leveraged portfolio in both US land and the US Gulf of Mexico.

On a divisional basis, our Core business—comprising Reservoir Performance, Well Construction, and Production Systems—accelerated, growing revenue 20% year on year and expanding pretax segment operating margin 277 bps.

Digital & Integration revenue increased 4% year on year. This was led by digital, which continued strong growth momentum, delivering more than $2 billion in revenue. Our success in digital was driven by further adoption of Delfi technology and customers embracing our connected and autonomous drilling, data, and AI solutions.

We also saw continued adoption of our Transition Technologies portfolio as customers look to enhance efficiency and reduce emissions. The imperative to operate more sustainably is translating into tangible investments by our customers, resulting in the portfolio generating more than $1 billion of revenue.

As global energy demand continues to increase, international production is expected to play a key role in meeting supply through the end of the decade. Notably, we anticipate record investment levels in the Middle East extending beyond 2025, with significant expansion in Saudi Arabia, the United Arab Emirates, Iraq, and Kuwait. Offshore remains another distinct attribute of this durable growth cycle, serving as an important source for production growth and capacity additions, and we expect strong activity to continue in Brazil, West Africa, the Eastern Mediterranean, the Middle East, and Southeast Asia.

In the international environment, despite elevated geopolitical tensions in various regions, we do not anticipate a significant impact on the sector's overall activity, absent any escalation. Furthermore, we expect the long-cycle investments across the Middle East, global offshore, and gas resource plays to be largely decoupled from short-term commodity price fluctuations.

In 2024, SLB expects to experience another year of strong growth driven by the international markets. Benefiting from these market dynamics, we foresee further growth led by Production Systems, strengthened by the additional subsea opportunities from our OneSubsea joint venture. Sustained momentum is expected in Reservoir Performance, accompanied by increased activity in Well Construction. Additionally, we expect continued customer adoption of our Digital business, particularly in our new technology platforms.

Our performance and returns-focused strategy, combined with our differentiated market positioning and digital capabilities, will drive profitable growth and further margin expansion, setting a strong foundation for long-term outperformance.

With confidence in the strength and longevity of the cycle and visibility into sustained strong cash flows, in January 2024, our Board of Directors approved a 10% increase to our quarterly dividend. Additionally, we plan to increase share repurchases in 2024, visibly enhancing returns to shareholders for the full year.

Fourth Quarter 2023 Results

		(Stated in millions)

	Fourth Quarter 2023		Third Quarter 2023
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital & Integration	$1,049	$356	$982	$314
Reservoir Performance	1,735	371	1,680	344
Well Construction	3,426	770	3,430	759
Production Systems	2,944	442	2,367	319
Eliminations & other	(164)	(71)	(149)	(53)
Pretax segment operating income		1,868		1,683
Corporate & other (1)		(193)		(182)
Interest income (2)		30		20
Interest expense (3)		(126)		(126)
Charges & credits (4)		(146)		-
	$8,990	$1,433	$8,310	$1,395

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives, and other nonoperating items.
(2)
Excludes interest income included in the segments’ income (fourth quarter 2023: $11 million; third quarter 2023: $2 million).
(3)
Excludes interest expense included in the segments’ income (fourth quarter 2023: $4 million; third quarter 2023: $3 million).
(4)
Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Fourth-quarter revenue of $9.0 billion increased 8% sequentially with the acquired Aker subsea business accounting for approximately 70% of the growth, while the legacy portfolio continued its growth trajectory in the international markets.

International revenue of $7.3 billion grew 10% sequentially, driven by Europe & Africa and the Middle East & Asia. Europe & Africa increased 16% sequentially driven by the acquired Aker subsea business, which accounted for most of the sequential revenue growth, primarily in Scandinavia. Revenue in the Middle East & Asia increased 11% sequentially driven by higher drilling, intervention, stimulation, and evaluation activity, both on land and offshore. North America revenue of $1.6 billion was flat sequentially as reduced drilling activity in US land and Canada was offset by higher offshore revenue in the US Gulf of Mexico.

Compared to the same quarter last year, fourth-quarter 2023 international revenue outpaced North America, growing 18%, while North America was relatively flat. Excluding the acquired Aker subsea business, international revenue grew 10% year on year, marking the 10th consecutive quarter of double-digit growth.

Fourth-quarter 2023 pretax segment operating income margin of 21% increased year on year, representing the 12th consecutive quarter of growth.

Digital & Integration

Digital & Integration revenue of $1.0 billion increased 7% sequentially due to increased digital revenue across all areas led by the Middle East & Asia and Europe & Africa.

Digital & Integration pretax operating margin of 34% expanded 197 bps sequentially due to improved profitability in digital.

Reservoir Performance

Reservoir Performance revenue of $1.7 billion grew 3% sequentially primarily due to increased activity internationally, mainly in the Middle East and Africa.

Reservoir Performance pretax operating margin of 21% expanded 88 bps sequentially and represents the Division’s highest level of pretax operating margin in this cycle. This increase was primarily driven by higher activity, pricing, and improved operating leverage.

Well Construction

Well Construction revenue of $3.4 billion was flat sequentially with international growth being offset by a decline in North America revenue. International revenue increased 2% driven primarily by strong growth in the Middle East & Asia and Africa. North America revenue decreased 7% on a lower US land rig count.

Well Construction pretax operating margin of 22% increased 35 bps sequentially primarily driven by improved profitability from the increased activity in the Middle East & Asia and Africa.

Production Systems

Production Systems revenue of $2.94 billion increased 24% sequentially. The acquired Aker subsea business accounted for most of the growth. Excluding the effects of this acquisition, revenue grew 4% sequentially due to strong international sales.

Production Systems pretax operating margin expanded 153 bps sequentially to 15%, its highest level in this cycle. The improvement was driven primarily by higher sales of midstream, artificial lift, and subsea production systems.

Full-Year 2023 Results

		(Stated in millions)

	2023		2022
		Pretax		Pretax
	Revenue	Income	Revenue	Income
Digital & Integration	$3,871	$1,257	$3,725	$1,357
Reservoir Performance	6,561	1,263	5,553	881
Well Construction	13,478	2,932	11,397	2,202
Production Systems	9,831	1,245	7,862	748
Eliminations & other	(606)	(174)	(446)	(177)
Pretax segment operating income		6,523		5,011
Corporate & other (1)		(729)		(637)
Interest income (2)		87		27
Interest expense (3)		(489)		(477)
Charges & credits (4)		(110)		347
	$33,135	$5,282	$28,091	$4,271

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives, and other nonoperating items.
(2)
Excludes interest income included in the segments’ income (2023: $13 million; 2022: $72 million).
(3)
Excludes interest expense included in the segments’ income (2023: $14 million; 2022: $13 million) .
(4)
Charges and credits are described in detail in Note 3 to the Consolidated Financial Statements.

Full-year 2023 revenue of $33.1 billion increased 18% year on year led by Well Construction and Production Systems. On a geographic basis, year-on-year revenue growth was broad-based with North America revenue increasing 12% due to strong land and offshore drilling and higher sales of production systems, while international revenue grew 20%. International growth was widespread across all areas, led by the Middle East & Asia, which grew 21% due to higher drilling and intervention activity. Europe & Africa grew 18% primarily from higher sales of production systems in Europe and increased activity in offshore Africa, while Latin America revenue increased 17% due to robust drilling activity and higher sales of production systems.

Full-year 2023 pretax segment operating margin of 20% expanded by 185 bps as compared to 2022 driven by higher activity, improved pricing, and a more favorable activity mix.

Digital & Integration

Digital & Integration revenue of $3.9 billion increased 4% year on year, as strong growth in digital sales was largely offset by lower APS revenue and decreased exploration data licensing sales. The APS revenue decline resulted primarily from a temporary production interruption in the projects in Ecuador during the first quarter of 2023 due to a pipeline disruption and lower commodity prices that impacted the project in Canada. The lower exploration data licensing sales were driven by the absence of the $95 million of transfer fees recorded in the second quarter of 2022.

Digital & Integration pretax operating margin contracted 397 bps to 32% primarily due to the absence of the $95 million of exploration data transfer fees and reduced profitability from APS projects.

Reservoir Performance

Reservoir Performance revenue of $6.6 billion increased 18% year on year due primarily to increased activity internationally.

Reservoir Performance pretax operating margin expanded 338 bps to 19% primarily due to higher activity levels and improved pricing.

Well Construction

Well Construction revenue of $13.5 billion increased 18% year on year with double-digit growth across all areas. North America grew 17% while international revenue increased 19%. This growth was driven by drilling fluids and measurements—both on higher land and offshore activity—along with improved pricing.

Well Construction pretax operating margin expanded 243 bps to 22% with profitability improving across all geographic areas driven by the higher activity and improved pricing.

Production Systems

Production Systems revenue of $9.8 billion increased 25% driven by strong growth across all areas led by Latin America and the Middle East & Asia, as well as the impact of the Aker subsea business, which was acquired on October 2, 2023.

Production Systems pretax operating margin expanded 315 bps to 13% mainly driven by higher subsea production system, artificial lift, and surface production system sales, as well as improved pricing, and the easing of supply chain constraints.

Interest & Other Income, Net

Interest & other income, net consisted of the following:

		(Stated in millions)

	2023	2022
Earnings of equity method investments	$206	$164
Interest income	100	99
Gain on sale of Liberty shares	36	325
Gain on ADC equity investment	-	107
Gain on sale of real estate	-	43
Gain on repurchase of bonds	-	11
Loss on Blue Chip Swap transactions	-	(139)
	$342	$610

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business, to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and recognized a gain of $36 million. During 2022, SLB sold 47.8 million of its shares of Liberty and recognized a gain of $325 million.

Although SLB's functional currency in Argentina is the US dollar, a portion of its transactions are denominated in pesos. SLB uses Argentina’s official exchange rate to remeasure its Argentine peso-denominated net assets into US dollars. The Central Bank of Argentina maintains certain currency controls that limit SLB’s ability to access US dollars in Argentina and remit cash from its Argentine operations. A legal indirect foreign exchange mechanism exists in the form of capital market transactions known as Blue Chip Swaps, which effectively results in a parallel US dollar exchange rate. This parallel rate, which cannot be used as the basis to remeasure SLB’s net monetary assets in US dollars under US GAAP, was approximately 20% higher than Argentina’s official exchange rate at December 31, 2023 and 93% higher at December 31, 2022.

During the fourth quarter of 2023, Argentina devalued its peso relative to the US dollar by approximately 55%. As a result, SLB recorded a $90 million devaluation charge, of which $61 million is classified in Cost of services in the Consolidated Statement of Income, with the remaining $29 million classified in Cost of sales. SLB’s peso-denominated net assets in Argentina were approximately $75 million at December 31, 2023 ($40 million at December 31, 2022 and $270 million at September 30, 2022), primarily consisting of cash. Argentina represented less than 5% of SLB’s consolidated revenue in each of 2023 and 2022.

SLB accounts for its investment in the Arabian Drilling Company (“ADC”), an onshore and offshore gas and oil rig drilling company in Saudi Arabia, under the equity method. During the fourth quarter of 2022, ADC completed an initial public offering (“IPO”). In connection with the IPO, SLB sold a portion of its interest in a secondary offering that resulted in SLB receiving net proceeds of $223 million. As a result of these transactions, SLB’s ownership interest in ADC decreased from 49% to approximately 34%. SLB recognized a gain of $107 million, representing the gain on the sale of a portion of its interest as well as the effect of the ownership dilution of its equity investment due to the IPO.

During 2022, SLB sold certain real estate and recognized a gain of $43 million.

During 2022, SLB repurchased $395 million of its 3.75% Senior Notes due 2024 and $409 million of its 4.00% Senior Notes due 2025 for $790 million, resulting in a gain of $11 million after considering the write-off of the related deferred financing fees and other costs.

Interest Expense

Interest expense of $503 million in 2023 increased $13 million compared to 2022.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, were as follows:

	2023	2022
Research & engineering	2.1%	2.3%
General & administrative	1.1%	1.3%

Income Taxes

The SLB effective tax rate is sensitive to the geographic mix of earnings. When the percentage of pretax earnings generated outside of North America increases, the SLB effective tax rate generally decreases. Conversely, when the percentage of pretax earnings generated outside of North America decreases, the SLB effective tax rate generally increases.

The effective tax rate was 19% in 2023 as compared to 18% in 2022. The increase in the effective tax rate was primarily due to the charges and credits described in Note 3 to the Consolidated Financial Statements. These charges and credits reduced the effective tax rate in 2022 by approximately one percentage point.

Charges and Credits

SLB recorded charges and credits during 2023 and 2022. These charges and credits, which are summarized below, are more fully described in Note 3 to the Consolidated Financial Statements.

The following is a summary of the 2023 charges and credits:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interests	Net
First quarter:
Gain on sale of Liberty shares	$(36)	$(8)	$-	$(28)
Fourth quarter:
Merger and integration	56	8	8	40
Currency devaluation loss in Argentina	90	-	-	90
	$110	$-	$8	$102

The following is a summary of the 2022 charges and credits:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(215)	(14)	(201)
Gain on sale of real estate	(43)	(2)	(41)
Fourth quarter:
Gain on sale of Liberty shares	(84)	(19)	(65)
Loss on Blue Chip Swap transactions	139	-	139
Gain on ADC equity investment	(107)	(3)	(104)
Gain on repurchase of bonds	(11)	(2)	(9)
	$(347)	$(44)	$(303)

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity follow:

		(Stated in millions)

	Dec. 31,	Dec. 31,
Components of Liquidity:	2023	2022
Cash	$2,900	$1,655
Short-term investments	1,089	1,239
Short-term borrowings and current portion of long-term debt	(1,123)	(1,632)
Long-term debt	(10,842)	(10,594)
Net debt (1)	$(7,976)	$(9,332)

Changes in Liquidity:	2023	2022
Net income	$4,275	$3,492
Charges and credits	110	(347)
Depreciation and amortization (2)	2,312	2,147
Stock-based compensation expense	293	313
Deferred taxes	28	(39)
Earnings of equity method investments, less dividends received	(132)	(96)
Increase in working capital	(215)	(1,709)
US federal tax refund	85	-
Other	(119)	(41)
Cash flow from operations	6,637	3,720
Capital expenditures	(1,939)	(1,618)
APS investments	(507)	(587)
Exploration data capitalized	(153)	(97)
Free cash flow (3)	4,038	1,418
Dividends paid	(1,317)	(848)
Stock repurchase program	(694)	-
Proceeds from employee stock purchase plan	191	141
Proceeds from exercise of stock options	90	81
Taxes paid on net-settled stock-based compensation awards	(169)	(93)
Business acquisitions and investments, net of cash acquired plus debt assumed	(330)	(58)
Proceeds from sale of Liberty shares	137	732
Proceeds from sale of ADC shares	-	223
Proceeds from sale of real estate	-	120
Purchases of Blue Chip Swap securities	(185)	(259)
Proceeds from sales of Blue Chip Swap securities	97	111
Other	(195)	(105)
Change in net debt before impact of changes in foreign exchange rates on net debt	1,663	1,463
Impact of changes in foreign exchange rates on net debt	(307)	261
Decrease in Net Debt	1,356	1,724
Net Debt, Beginning of period	(9,332)	(11,056)
Net Debt, End of period	$(7,976)	$(9,332)

(1)
“Net debt” represents gross debt less cash and short-term investments. Management believes that Net debt provides useful information to investors and management regarding the level of SLB’s indebtedness by reflecting cash and investments that could be used to repay debt. Net debt is a non-GAAP financial measure that should be considered in addition to, not as a substitute for or superior to, total debt.
(2)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs and APS investments.
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

Key liquidity events during 2023 and 2022 included:

•
Cash flow from operations of $6.6 billion in 2023 increased approximately $2.9 billion as compared to 2022. This increase was primarily due to a $1.4 billion increase in net income adjusted for the previously mentioned charges and credits and depreciation and amortization expense combined with the effect of working capital only consuming $0.2 billion of liquidity in 2023 as compared to $1.7 billion in 2022. This $1.5 billion improvement in working capital was largely attributable to strong collections of accounts receivable and a smaller increase in inventory in 2023 as compared to 2022. Inventory increased in 2022 as a result of the significant activity growth that SLB was expecting in 2023. Additionally, SLB received a US federal tax refund of $85 million during the fourth quarter of 2023 relating to prior years.
•
In January 2023, SLB announced a 43% increase to its quarterly cash dividend from $0.175 per share of outstanding common stock to $0.25 per share, beginning with the dividend payable in April 2023. In April 2022, SLB announced a 40% increase to its quarterly cash dividend from $0.125 per share of outstanding common stock to $0.175 per share, beginning with the dividend payable in July 2022. Dividends paid during 2023 and 2022 were $1.3 billion and $0.8 billion, respectively.

In January 2024, SLB announced a 10% increase to its quarterly cash dividend from $0.25 per share of outstanding common stock to $0.275 per share, beginning with the dividend payable in April 2024.

•
As of December 31, 2023, SLB had cumulatively repurchased $1.7 billion of its common stock under its $10 billion share repurchase program. SLB repurchased approximately 13.3 million shares of its common stock under this program during 2023, for a total purchase price of $694 million. SLB did not repurchase any of its common stock during 2022.
•
Capital investments (consisting of capital expenditures, APS investments, and exploration data capitalized) were $2.6 billion in 2023 and $2.3 billion in 2022. Capital investments during 2024 are expected to be approximately $2.6 billion.
•
During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a gain of $36 million. During 2022, SLB sold 47.8 million of its shares of Liberty and received proceeds of $732 million.
•
During the second quarter of 2023, SLB issued $500 million of 4.50% Senior Notes due 2028 and $500 million of 4.85% Senior Notes due 2033.
•
During the fourth quarter of 2023, SLB repaid its $1.5 billion of 3.65% Senior Notes that were outstanding.
•
During the second quarter of 2022, SLB sold certain real estate and received proceeds of $120 million.
•
During the fourth quarter of 2022, SLB repurchased $395 million of its 3.75% Senior Notes due 2024 and $409 million of its 4.00% Senior Notes due 2025 for $790 million.
•
During the fourth quarter of 2022, SLB repaid $795 million of Senior Notes that matured.
•
During the fourth quarter of 2022, SLB sold a portion of its equity interest in ADC in a secondary offering that resulted in SLB receiving net proceeds of $223 million.

As of December 31, 2023, SLB had $3.99 billion of cash and short-term investments and committed credit facility agreements with commercial banks aggregating $5.0 billion, all of which was available and unused. SLB believes these amounts, along with cash generated by ongoing operations, will be sufficient to meet future business requirements for the next 12 months and beyond.

The following table reflects the carrying amounts of SLB’s debt at December 31, 2023 by year of maturity:

									(Stated in millions)

									After
	2024	2025	2026	2027	2028	2029	2030	2031	2032	Total
Fixed rate debt
0.00% Notes	$553									553
3.75% Senior Notes	355									355
3.70% Notes	54									54
4.00% Senior Notes		$523								523
1.40% Senior Notes		499								499
1.375% Guaranteed Notes			$1,104							1,104
1.00% Guaranteed Notes			662							662
0.25% Notes				$994						994
4.50% Senior Notes					$497					497
3.90% Senior Notes					1,471					1,471
4.30% Senior Notes						$847				847
2.65% Senior Notes							$1,250			1,250
0.50% Notes								$992		992
2.00% Guaranteed Notes									$1,098	1,098
4.85% Senior Notes									496	496
7.00% Notes									199	199
5.95% Notes									112	112
5.13% Notes									98	98
Total fixed rate debt	$962	$1,022	$1,766	$994	$1,968	$847	$1,250	$992	$2,003	$11,804
Variable rate debt	161	-	-	-	-	-	-	-	-	161
Total	$1,123	$1,022	$1,766	$994	$1,968	$847	$1,250	$992	$2,003	$11,965

Interest payments on fixed rate debt obligations by year are as follows:

(Stated in millions)

2024	$367
2025	348
2026	312
2027	282
2028	212
Thereafter	631
$2,152

See Note 14, Leases of the Consolidated Financial Statements for details regarding SLB’s lease obligations.

SLB has outstanding letters of credit/guarantees that relate to business performance bonds, customs/excise tax commitments, facility lease/rental obligations, etc. These were entered into in the ordinary course of business and are customary practices in the various countries where SLB operates.

Critical Accounting Estimates

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

As a large multinational company with a long history of operating in a cyclical industry, SLB has extensive experience in working with its customers during difficult times to manage its accounts receivable. During weak economic environments or when there is an extended period of weakness in oil and gas prices, SLB typically experiences delays in the payment of its receivables. However, except for a $469 million accounts receivable write-off during 2017 as a result of the political and economic conditions in Venezuela, SLB has not historically had material write-offs due to uncollectible accounts receivable. SLB has a global footprint in more than 100 countries. As of December 31, 2023, three of those countries individually accounted for greater than 5% of SLB’s net accounts receivable balance, of which only two (the United States and Mexico) accounted for greater than 10% of such receivables.

As of December 31, 2023, Mexico and the United States represented 13% and 11% respectively, of SLB’s net accounts receivable balance. SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

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

SLB elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2023. Based on this assessment, SLB concluded it was more likely than not that the fair value of each of its reporting units was significantly greater than its carrying amount. Accordingly, no further testing was required.

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

Revenue Recognition for Certain Long-term Construction-type Contracts

SLB recognizes revenue for certain long-term construction-type contracts over time. These contracts involve significant design and engineering efforts in order to satisfy custom designs for customer-specific applications. Under this method, revenue is recognized as work progresses on each contract. Progress is measured by the ratio of actual costs incurred to date on the project in relation to total estimated project costs. Approximately 6% of SLB’s revenue in 2023, 5% in 2022 and 6% in 2021, was recognized under this method.

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

Pension and Postretirement Benefits

SLB’s pension and postretirement benefit obligations are described in detail in Note 17 to the Consolidated Financial Statements. The obligations and related costs are calculated using actuarial concepts, which include critical assumptions related to the discount rate and the expected rate of return on plan assets. These assumptions are important elements of expense and/or liability measurement and are updated on an annual basis, or upon the occurrence of significant events.

The discount rate that SLB uses reflects the prevailing market rate of a portfolio of high-quality debt instruments with maturities matching the expected timing of payment of the related benefit obligations. The following summarizes the discount rates utilized by SLB for its various pension and postretirement benefit plans:

•
The discount rate utilized to determine the liability for SLB’s United States pension plans and postretirement medical plan was 5.25% at December 31, 2023 and 5.50% at December 31, 2022.
•
The weighted-average discount rate utilized to determine the liability for SLB’s international pension plans was 5.14% at December 31, 2023 and 5.41% at December 31, 2022.
•
The discount rate utilized to determine expense for SLB’s United States pension plans and postretirement medical plan was 5.50% in 2023 and 3.00% in 2022.
•
The weighted-average discount rate utilized to determine expense for SLB’s international pension plans was 5.41% in 2023 and 2.83% in 2022.

The expected rate of return for SLB’s retirement benefit plans represents the long-term average rate of return expected to be earned on plan assets based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rate of return. The average expected rate of return on plan assets for the United States pension plans was 6.00% in 2023 and 4.40% in 2022. The weighted average expected rate of return on plan assets for the international pension plans was 6.00% in 2023 and 5.05% in 2022. A higher expected rate of return decreases pension expense.

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States and international pension plans:

(Stated in millions)

		Effect on
	Effect on 2023	Dec. 31, 2023
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	-$3	+$356
25 basis point increase in discount rate	+$15	-$338
25 basis point decrease in expected return on plan assets	+$35	-
25 basis point increase in expected return on plan assets	-$35	-

The following illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for SLB’s United States postretirement medical plans:

(Stated in millions)

		Effect on
	Effect on 2023	Dec. 31, 2023
Change in Assumption	Pretax Expense	Obligation
25 basis point decrease in discount rate	-$2	+$23
25 basis point increase in discount rate	+$2	-$22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

SLB is subject to market risks primarily associated with changes in foreign currency exchange rates.

SLB’s functional currency is primarily the US dollar. Approximately 72% of SLB’s revenue in 2023 was denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase.

SLB is exposed to risks on future cash flows relating to its fixed rate debt denominated in currencies other than the functional currency. SLB uses cross-currency interest rate swaps to provide a hedge against these cash flow risks and effectively convert the debt to US-dollar denominated fixed rate debt.

SLB maintains a foreign currency risk management strategy that uses derivative instruments to manage the impact of changes in foreign exchange rates on its earnings. SLB enters into foreign currency forward contracts to provide a hedge against currency fluctuations on certain monetary assets and liabilities, and certain expenses denominated in currencies other than the functional currency.

A 10% appreciation in the US dollar from the December 31, 2023 market rates would decrease the unrealized value of SLB’s forward contracts by $103 million. Conversely, a 10% depreciation in the US dollar from the December 31, 2023 market rates would increase the unrealized value of SLB’s forward contracts by $113 million. In either scenario, the gain or loss on the forward contract would be offset by the gain or loss on the underlying transaction, and therefore, would have no impact on future earnings.

At December 31, 2023, contracts were outstanding for the US dollar equivalent of $10.6 billion in various foreign currencies, of which $5.3 billion related to hedges of debt balances denominated in currencies other than the functional currency.

Forward-Looking Statements

This Form 10-K, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-K and other filings that we make with the SEC. If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-K regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-K are made as of January 24, 2024, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 8. Financial Statements and Supplementary Data.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	(Stated in millions, except per share amounts)

Year Ended December 31,	2023	2022	2021
Revenue
Services	$22,439	$19,552	$15,602
Product sales	10,696	8,539	7,327
Total Revenue	33,135	28,091	22,929
Interest & other income, net	342	610	148
Expenses
Cost of services	17,231	15,233	13,129
Cost of sales	9,341	7,697	6,142
Research & engineering	711	634	554
General & administrative	364	376	339
Merger & integration	45	-	-
Interest	503	490	539
Income before taxes	5,282	4,271	2,374
Tax expense	1,007	779	446
Net income	4,275	3,492	1,928
Net income attributable to noncontrolling interests	72	51	47
Net income attributable to SLB	$4,203	$3,441	$1,881

Basic earnings per share of SLB	$2.95	$2.43	$1.34

Diluted earnings per share of SLB	$2.91	$2.39	$1.32

Average shares outstanding:
Basic	1,425	1,416	1,400
Assuming dilution	1,443	1,437	1,427

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Stated in millions)

Year Ended December 31,	2023	2022	2021
Net income	$4,275	$3,492	$1,928
Currency translation adjustments
Net change arising during the period	(113)	(26)	83
Cash flow hedges
Net gain (loss) on cash flow hedges	177	(148)	(12)
Reclassification to net income of net realized (gain) loss	(19)	117	(3)
Pension and other postretirement benefit plans
Actuarial gain (loss) arising during the period	(437)	(305)	1,075
Amortization to net income of net actuarial loss	(12)	75	271
Amortization to net income of net prior service credit	(23)	(23)	(23)
Income taxes on pension and other postretirement benefit plans	58	24	(74)
Other	(30)	1	(3)
Comprehensive income	3,876	3,207	3,242
Comprehensive income attributable to noncontrolling interests	72	51	47
Comprehensive income attributable to SLB	$3,804	$3,156	$3,195

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

December 31,	2023	2022
ASSETS
Current Assets
Cash	$2,900	$1,655
Short-term investments	1,089	1,239
Receivables less allowance for doubtful accounts (2023 - $337; 2022 - $340)	7,812	6,766
Inventories	4,387	3,999
Other current assets	1,530	1,344
	17,718	15,003
Investments in Affiliated Companies	1,624	1,581
Fixed Assets less accumulated depreciation	7,240	6,607
Goodwill	14,084	12,982
Intangible Assets	3,239	2,992
Other Assets	4,052	3,970
	$47,957	$43,135
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,904	9,121
Estimated liability for taxes on income	994	1,002
Short-term borrowings and current portion of long-term debt	1,123	1,632
Dividends payable	374	263
	13,395	12,018
Long-term Debt	10,842	10,594
Postretirement Benefits	175	165
Deferred Taxes	140	61
Other Liabilities	2,046	2,308
	26,598	25,146
Equity
Common stock	11,624	11,837
Treasury stock	(678)	(1,016)
Retained earnings	13,497	10,719
Accumulated other comprehensive loss	(4,254)	(3,855)
SLB stockholders' equity	20,189	17,685
Noncontrolling interests	1,170	304
	21,359	17,989
	$47,957	$43,135

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in millions)

Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$4,275	$3,492	$1,928
Adjustments to reconcile net income to cash provided by operating activities:
Charges and credits	110	(347)	(65)
Depreciation and amortization (1)	2,312	2,147	2,120
Deferred taxes	28	(39)	(31)
Stock-based compensation expense	293	313	324
Earnings of equity method investments, less dividends received	(132)	(96)	10
Change in assets and liabilities: (2)
Increase in receivables	(659)	(1,728)	(36)
(Increase) decrease in inventories	(254)	(737)	75
Decrease (increase) in other current assets	121	(44)	387
Increase in other assets	(10)	(45)	(2)
Increase in accounts payable and accrued liabilities	724	704	160
(Decrease) increase in estimated liability for taxes on income	(62)	96	(154)
(Decrease) increase in other liabilities	(76)	23	(26)
Other	(33)	(19)	(39)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,637	3,720	4,651
Cash flows from investing activities:
Capital expenditures	(1,939)	(1,618)	(1,141)
APS investments	(507)	(587)	(474)
Exploration data capitalized	(153)	(97)	(39)
Proceeds from sale of Liberty shares	137	732	109
Proceeds from sale of ADC shares	-	223	-
Proceeds from sale of real estate	-	120	-
Business acquisitions and investments, net of cash acquired	(242)	(58)	(103)
Sale of short-term investments, net	117	138	787
Purchases of Blue Chip Swap securities	(185)	(259)	-
Proceeds from sales of Blue Chip Swap securities	97	111	-
Other	(108)	(93)	(58)
NET CASH USED IN INVESTING ACTIVITIES	(2,783)	(1,388)	(919)
Cash flows from financing activities:
Dividends paid	(1,317)	(848)	(699)
Proceeds from employee stock purchase plan	191	142	137
Proceeds from exercise of stock options	90	81	-
Taxes paid on net-settled stock-based compensation awards	(169)	(93)	(24)
Stock repurchase program	(694)	-	-
Proceeds from issuance of long-term debt	994	-	34
Repayment of long-term debt	(1,578)	(1,650)	(2,076)
Net increase (decrease) in short-term borrowings	2	37	(105)
Other	(31)	(51)	(91)
NET CASH USED IN FINANCING ACTIVITIES	(2,512)	(2,382)	(2,824)
Net increase (decrease) in cash before translation effect	1,342	(50)	908
Impact of changes in exchange rates on cash	(97)	(52)	5
Cash, beginning of period	1,655	1,757	844
Cash, end of period	$2,900	$1,655	$1,757
(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs and APS investments.
(2)
Net of the effect of business acquisitions and divestitures.

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	(Stated in millions)
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2021	$12,970	$(3,033)	$7,018	$(4,884)	$418	$12,489
Net income			1,881		47	1,928
Currency translation adjustments				83	(2)	81
Changes in fair value of cash flow hedges				(15)		(15)
Pension and other postretirement benefit plans				1,249		1,249
Vesting of restricted stock, net of taxes withheld	(305)	281				(24)
Employee stock purchase plan	(377)	514				137
Stock-based compensation expense	324					324
Dividends declared ($0.50 per share)			(700)			(700)
Deconsolidation of subsidiary					(123)	(123)
Other	(4)	5		(3)	(58)	(60)
Balance, December 31, 2021	12,608	(2,233)	8,199	(3,570)	282	15,286
Net income			3,441		51	3,492
Currency translation adjustments				(26)		(26)
Changes in fair value of cash flow hedges				(31)		(31)
Pension and other postretirement benefit plans				(229)		(229)
Vesting of restricted stock, net of taxes withheld	(795)	702				(93)
Employee stock purchase plan	(222)	364				142
Stock-based compensation expense	313					313
Shares sold to optionees, less shares exchanged	(67)	148				81
Dividends declared ($0.65 per share)			(921)			(921)
Other		3		1	(29)	(25)
Balance, December 31, 2022	11,837	(1,016)	10,719	(3,855)	304	17,989
Net income			4,203		72	4,275
Currency translation adjustments				(113)		(113)
Changes in fair value of cash flow hedges				158		158
Pension and other postretirement benefit plans				(414)		(414)
Vesting of restricted stock, net of taxes withheld	(702)	533				(169)
Employee stock purchase plan	(162)	353				191
Stock repurchase program		(694)				(694)
Stock-based compensation expense	293					293
Shares sold to optionees, less shares exchanged	(53)	143				90
Dividends declared ($1.00 per share)			(1,425)			(1,425)
Acquisition of Aker Subsea	413				841	1,254
Other	(2)	3		(30)	(47)	(76)
Balance, December 31, 2023	$11,624	$(678)	$13,497	$(4,254)	$1,170	$21,359

See the Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

SHARES OF COMMON STOCK

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2021	1,434	(42)	1,392
Employee stock purchase plan	-	7	7
Vesting of restricted stock, net of taxes withheld	-	4	4
Balance, December 31, 2021	1,434	(31)	1,403
Employee stock purchase plan	-	5	5
Vesting of restricted stock, net of taxes withheld	-	10	10
Shares sold to optionees, less shares exchanged	-	2	2
Balance, December 31, 2022	1,434	(14)	1,420
Employee stock purchase plan	-	5	5
Vesting of restricted stock, net of taxes withheld	-	8	8
Shares sold to optionees, less shares exchanged	-	2	2
Stock repurchase program	-	(13)	(13)
Acquisition of Aker Subsea	5	-	5
Balance, December 31, 2023	1,439	(12)	1,427

See the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Business Description

Schlumberger Limited (Schlumberger N.V., incorporated in Curaçao) and its consolidated subsidiaries (collectively, “SLB”) form a global technology company that drives energy innovation for a balanced planet. With a global footprint in more than 100 countries and employees representing almost twice as many nationalities, SLB works each day on innovating energy technology, delivering digital at scale, decarbonizing industries, and developing and scaling new energy systems that accelerate the energy transition.

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

Due to the nature of its businesses, SLB does not have significant backlog. Total backlog was $5.9 billion at December 31, 2023, of which approximately 60% is expected to be recognized as revenue during 2024.

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

SLB capitalizes its investments in a project including the direct costs associated with providing its services or products. These capitalized investments are amortized to the Consolidated Statement of Income as the related production is achieved based on the units of production method, whereby each unit produced is assigned a pro-rata portion of the unamortized costs based on estimated total production, resulting in a matching of revenue with the applicable costs.

Concentration of Credit Risk

SLB’s assets that are exposed to concentrations of credit risk consist primarily of cash, short-term investments, receivables from clients, and derivative financial instruments. SLB places its cash and short-term investments with financial institutions and corporations and limits the amount of credit exposure with any one of them. SLB regularly evaluates the creditworthiness of the issuers in which it invests. By using derivative financial instruments to hedge certain exposures, SLB exposes itself to some credit risk. SLB minimizes this credit risk by entering into transactions with high-quality counterparties, limiting the exposure to each counterparty and monitoring the financial condition of its counterparties.

As a large multinational company, SLB’s accounts receivable are spread over many countries and customers. The United States and Mexico represented 11% and 13%, respectively, of SLB’s net accounts receivable balance at December 31, 2023. No other countries accounted for greater than 10% of SLB’s accounts receivable balance. SLB maintains an allowance for uncollectible accounts receivable based on expected collectibility and performs ongoing credit evaluations of its customers’ financial condition. If the financial condition of SLB’s customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Earnings per Share

The following is a reconciliation from basic to diluted earnings per share of SLB:

(Stated in millions, except per share amounts)

	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
2023:
Basic	$4,203	1,425	$2.95
Dilutive impact of stock options and restricted stock	-	18
Diluted	$4,203	1,443	$2.91
2022:
Basic	$3,441	1,416	$2.43
Dilutive impact of stock options and restricted stock	-	21
Diluted	$3,441	1,437	$2.39
2021:
Basic	$1,881	1,400	$1.34
Dilutive impact of stock options and restricted stock	-	27
Diluted	$1,881	1,427	$1.32

The number of outstanding employee stock options to purchase shares of SLB common stock that were not included in the computation of diluted earnings per share, because to do so would have had an anti-dilutive effect, were as follows:

(Stated in millions)

	2023	2022	2021
Employee stock options	21	25	42

3. Charges and Credits

2023

SLB recorded the following charges and credits during 2023:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Noncontrolling Interests	Net
First quarter:
Gain on sale of Liberty shares	$(36)	$(8)	$-	$(28)
Fourth quarter:
Merger and integration	56	8	8	40
Currency devaluation loss in Argentina	90	-	-	90
	$110	$-	$8	$102

First quarter 2023:

•
On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating and Permian frac sand business, to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a gain of $36 million which is classified in Interest & other income in the Consolidated Statement of Income.

Fourth quarter 2023:

•
In connection with SLB’s acquisition of the Aker Solutions (“Aker”) subsea business (see Note 6 – Acquisition), SLB recorded the following charges: $23 million of acquisition-related transaction costs, including advisory and legal fees; $11 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value; and $22 million of other merger and integration-related costs. $45 million of these costs are classified in Merger & integration in the Consolidated Statement of Income with the remaining $11 million classified in Cost of sales.
•
Although SLB’s functional currency in Argentina is the US dollar, a portion of its transactions are denominated in pesos. During the fourth quarter of 2023, Argentina devalued its peso relative to the US dollar by approximately 55%. As a result, SLB recorded a $90 million devaluation charge. $61 million of this charge is classified in Cost of services in the Consolidated Statement of Income, with the remaining $29 million classified in Cost of sales. SLB’s peso-denominated net assets in Argentina were approximately $75 million at December 31, 2023, primarily consisting of cash.

2022

SLB recorded the following charges and credits during 2022, all of which are classified in Interest & other income, net in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Net
First quarter:
Gain on sale of Liberty shares	$(26)	$(4)	$(22)
Second quarter:
Gain on sale of Liberty shares	(215)	(14)	(201)
Gain on sale of real estate	(43)	(2)	(41)
Fourth quarter:
Gain on sale of Liberty shares	(84)	(19)	(65)
Loss on Blue Chip Swap transactions	139	-	139
Gain on ADC equity investment	(107)	(3)	(104)
Gain on repurchase of bonds	(11)	(2)	(9)
	$(347)	$(44)	$(303)
•
During 2022, SLB sold 47.8 million of its shares of Liberty and received proceeds of $730 million. These transactions resulted in gains of $325 million. As of December 31, 2022, SLB had a 5% equity interest in Liberty.

•
The Central Bank of Argentina maintains certain currency controls that limit SLB’s ability to access US dollars in Argentina and remit cash from its operations in Argentina. A legal indirect foreign exchange mechanism exists, in the form of capital market transactions known as Blue Chip Swaps, which effectively results in a parallel US dollar exchange rate. During the fourth quarter of 2022, SLB entered into Blue Chip Swap transactions that resulted in a loss of $139 million.

•
During the fourth quarter of 2022, SLB repurchased $395 million of its 3.75% Senior Notes due 2024, and $409 million of its 4.00% Senior Notes due 2025 for $790 million, resulting in a gain of $11 million after considering the write-off of the related deferred financing fees and other costs.

•
SLB accounts for its investment in the Arabian Drilling Company (“ADC”), an onshore and offshore gas and oil rig drilling company in Saudi Arabia, under the equity method. During the fourth quarter of 2022, ADC completed an initial public offering (“IPO”). In connection with the IPO, SLB sold a portion of its interest in a secondary offering that resulted in SLB receiving net proceeds of $223 million. As a result of these transactions, SLB’s ownership interest in ADC decreased from 49% to approximately 34%. SLB recognized a gain of $107 million, representing the gain on the sale of a portion of its interest as well as the effect of the ownership dilution of its equity investment due to the IPO. As of December 31, 2023, the fair value of SLB’s investment in ADC, based on the quoted market price of ADC’s shares, was approximately $1.4 billion and the carrying value of its investment was $602 million. SLB accounts for its share of ADC’s net income on a one-quarter lag.

•
During the second quarter of 2022, SLB sold certain real estate and received proceeds of $120 million. As a result of this transaction, SLB recognized a gain of $43 million.

2021

SLB recorded the following charges and credits during 2021, all of which are classified in Interest & other income, net in the Consolidated Statement of Income:

	(Stated in millions)

	Pretax Charge (Credit)	Tax Benefit (Expense)	Net
Third quarter:
Unrealized gain on marketable securities	$(47)	$(11)	$(36)
Fourth quarter:
Gain on sale of Liberty shares	(28)	(4)	(24)
Early repayment of bonds	10	-	10
	$(65)	$(15)	$(50)

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

Fourth quarter 2021:

•
SLB sold 9.5 million of its shares of Liberty and received proceeds of $109 million. As a result of this transaction SLB recognized a gain of $28 million.

•
On November 30, 2021, SLB deposited sufficient funds with the trustee for its $1.0 billion of 2.40% Senior Notes due 2022 to satisfy and discharge all of its obligations relating to such notes. As a result of this transaction, SLB recorded a charge of $10 million.

4. Inventories

Inventories, which are stated at the lower of average cost or net realizable value, consist of the following:

(Stated in millions)

	2023	2022
Raw materials & field materials	$2,296	$2,085
Work in progress	762	547
Finished goods	1,329	1,367
	$4,387	$3,999

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	2023	2022
Land	$323	$326
Buildings & improvements	4,569	4,328
Machinery & equipment	25,073	23,732
	29,965	28,386
Less: Accumulated depreciation	22,725	21,779
	$7,240	$6,607

The estimated useful lives of Buildings & improvements are primarily 25 to 30 years. The estimated useful lives of Machinery & equipment are primarily 5 to 10 years.

Depreciation expense, which is recorded on a straight-line basis, was $1.4 billion in 2023, 2022, and 2021.

6. Acquisition

On October 2, 2023, SLB, Aker, and Subsea7 closed their previously announced joint venture. The new business, OneSubsea, will drive innovation and efficiency in subsea production by helping customers unlock reserves and reduce cycle time. OneSubsea now comprises SLB’s and Aker’s subsea businesses, which include an extensive complementary subsea production and processing technology portfolio, world-class manufacturing scale and capacity, access to industry-leading reservoir and digital domain expertise, unique pore-to-process integration capabilities, and strengthened research and development capabilities.

In addition to contributing its subsea business to the joint venture, at closing SLB issued 5.1 million shares of its common stock valued at $306.5 million to Aker. Concurrently, Subsea7 purchased a 10% interest in exchange for $306.5 million in cash to Aker. The joint venture also issued a promissory note valued at $87.5 million to Aker. SLB owns 70% of the joint venture, while Aker owns 20% and Subsea7 owns 10%.

The formation of the joint venture was accounted for as a business combination. As the majority owner and controlling entity, SLB is considered the acquirer and reflects OneSubsea as a consolidated subsidiary in its Consolidated Financial Statements. The transfer of the SLB subsea business to the joint venture was accounted for at historical cost, while the Aker subsea business was recorded based on the fair value of the assets acquired and liabilities assumed of approximately $1.3 billion.

The combination of the historical cost and fair value, discussed above, resulted in net assets of the joint venture of approximately $2.8 billion upon formation. Aker and Subsea7’s combined 30% interest in the initial net assets of OneSubsea of $0.8 billion was recognized in Noncontrolling interests in the Consolidated Balance Sheet. The $0.1 billion difference between the noncontrolling interest recognized and the fair value of Aker’s net assets acquired less the fair value of the SLB shares of common stock issued to Aker was recorded as an increase to Common stock in the Consolidated Balance Sheet.

The following amounts represent the preliminary estimates of the fair value of assets acquired and liabilities assumed in connection with the formation of the joint venture. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will be finalized as soon as possible, but no later than one year from the acquisition date.

(Stated in millions)

Cash	$48
Accounts receivable	355
Inventories (1)	192
Other current assets	237
Fixed assets	168
Intangible assets (weighted average life of 18 years)	390
Accounts payable and accrued liabilities	(915)
Deferred taxes	(127)
Other liabilities	(1)
Total identifiable net assets	$347
Goodwill (2)	966
Total consideration transferred	$1,313

(1)
SLB recorded an adjustment of $54 million to write-up the acquired inventory to its estimated fair value. SLB’s Cost of sales will reflect this increased valuation as the acquired inventory is sold. $11 million of this adjustment was expensed as of December 31, 2023. See Note 3 – Charges and Credits.

(2)
The goodwill recognized is primarily attributable to intangible assets that do not qualify for separate recognition as well as expected synergies from combining the subsea operations of SLB and Aker. None of the goodwill is deductible for income tax purposes.

For the period from October 2, 2023 to December 31, 2023, the subsea business acquired from Aker contributed revenue of approximately $0.5 billion. The acquired Aker subsea business’ contribution to Net income attributable to SLB for the same period was not material.

Aker reported revenue for its subsea business of approximately $1.5 billion for the year ended December 31, 2022 and $1.4 billion for the nine months ended September 30, 2023. Assuming SLB had acquired Aker’s subsea business as of January 1, 2022, Net income attributable to SLB and diluted earnings per share on a pro forma basis would not be materially different from SLB’s reported results for the years ended December 31, 2023 and 2022, respectively.

7. Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	(Stated in millions)

	Digital &	Reservoir	Well	Production
	Integration	Performance	Construction	Systems	Total
Balance, December 31, 2021	$2,052	$3,804	$6,281	$853	$12,990
Other	(8)	-	-	-	(8)
Balance, December 31, 2022	2,044	3,804	6,281	853	12,982
Acquisitions	-	-	136	966	1,102
Balance, December 31, 2023	$2,044	$3,804	$6,417	$1,819	$14,084

8. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	2023			2022
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer Relationships	$1,887	$709	$1,178	$1,680	$631	$1,049
Technology/Technical Know-How	1,516	770	746	1,280	676	604
Tradenames	795	265	530	767	222	545
Other	1,582	797	785	1,657	863	794
	$5,780	$2,541	$3,239	$5,384	$2,392	$2,992

Customer relationships are generally amortized over periods ranging from 18 to 28 years, technology/technical know-how are generally amortized over periods ranging from 10 to 18 years, and tradenames are generally amortized over periods ranging from 15 to 30 years.

Amortization expense was $314 million in 2023, $301 million in 2022, and $302 million in 2021.

Based on the carrying value of intangible assets at December 31, 2023, amortization expense for the subsequent five years is estimated to be as follows: 2024: $308 million, 2025: $304 million, 2026: $296 million, 2027: $292 million and 2028: $283 million.

9. Long-term Debt and Debt Facility Agreements

Long-term Debt consists of the following:

(Stated in millions)

	2023	2022
3.90% Senior Notes due 2028	$1,469	$1,464
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,104	1,061
2.00% Guaranteed Notes due 2032	1,098	1,055
0.25% Notes due 2027	994	955
0.50% Notes due 2031	992	954
4.30% Senior Notes due 2029	847	847
1.00% Guaranteed Notes due 2026	662	635
4.00% Senior Notes due 2025	523	522
1.40% Senior Notes due 2025	499	499
4.50% Senior Notes due 2028	497	-
4.85% Senior Notes due 2033	497	-
7.00% Notes due 2038	200	202
5.95% Notes due 2041	112	112
5.13% Notes due 2043	98	98
0.00% Notes due 2024	-	531
3.75% Senior Notes due 2024	-	355
3.70% Notes due 2024	-	54
	$10,842	$10,594

At December 31, 2023, SLB had committed credit facility agreements with commercial banks aggregating $5.0 billion, all of which was available and unused. These committed facilities support commercial paper programs in the United States and Europe, of which $2.0 billion matures in February 2027 and $3.0 billion in December 2028.

Commercial paper borrowings are classified as long-term debt to the extent they are backed up by available and unused committed credit facilities maturing in more than one year and to the extent it is SLB’s intent to maintain these obligations for longer than one year. There were no borrowings under the commercial paper programs at December 31, 2023 and December 31, 2022, respectively.

Long-term Debt as of December 31, 2023 is due as follows: $1.0 billion in 2025, $1.8 billion in 2026, $1.0 billion in 2027, $2.0 billion in 2028, $0.8 billion in 2029 and $4.2 billion thereafter.

The fair value of SLB’s Long-term Debt at December 31, 2023 and December 31, 2022 was $10.2 billion and $9.4 billion, respectively, and was estimated based on quoted market prices.

Schlumberger Limited fully and unconditionally guarantees the securities issued by certain of its subsidiaries, including securities issued by Schlumberger Investment SA and Schlumberger Finance Canada Ltd., both indirect wholly-owned subsidiaries of Schlumberger Limited.

10. Derivative Instruments and Hedging Activities

SLB’s functional currency is primarily the US dollar. Approximately 72% of SLB’s revenues in 2023 were denominated in US dollars. However, outside the United States, a significant portion of SLB’s expenses is incurred in foreign currencies. Therefore, when the US dollar weakens (strengthens) in relation to the foreign currencies of the countries in which SLB conducts business, the US dollar-reported expenses will increase (decrease).

Changes in foreign currency exchange rates expose SLB to risks on future cash flows relating to its fixed rate debt denominated in currencies other than the functional currency. SLB uses cross-currency interest rate swaps to provide a hedge against these risks. These contracts are accounted for as cash flow hedges, with the fair value of the derivative recorded on the Consolidated Balance Sheet and in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings.

Details regarding SLB’s outstanding cross-currency interest rate swaps as of December 31, 2023, were as follows:

•
During 2019, a US-dollar functional currency subsidiary of SLB issued €1.5 billion of Euro-denominated debt. SLB entered into cross-currency interest rate swaps in order to hedge changes in the fair value of its €0.5 billion 0.00% Notes due 2024, €0.5 billion 0.25% Notes due 2027, and €0.5 billion 0.50% Notes due 2031. These cross-currency interest rate swaps effectively convert the Euro-denominated notes to US-dollar denominated debt with fixed annual interest rates of 2.29%, 2.51% and 2.76%, respectively.

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps follows:

	(Stated in millions)

	Dec. 31, 2023	Dec. 31, 2022
Other Assets	$36	$1
Other Liabilities	$67	$326

The fair values were determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

SLB had derivative contracts in place that hedged the price of oil related to approximately 75% of the projected oil production for each of 2023 and 2022 for one of its APS projects. During 2023, SLB entered into derivative contracts that hedge the price of oil relating to approximately 75% of the projected oil production for the first six months of 2024; approximately 65% for the third quarter of 2024; and approximately 30% of the projected oil production for the fourth quarter 2024 for the same project. These contracts are accounted for as cash flow hedges, with changes in the fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings.

SLB is exposed to risks on future cash flows to the extent that the local currency is not the functional currency and expenses denominated in local currency are not equal to revenues denominated in local currency. SLB uses foreign currency forward contracts to provide a hedge against a portion of these cash flow risks. These contracts are accounted for as cash flow hedges.

SLB is also exposed to changes in the fair value of assets and liabilities denominated in currencies other than the functional currency. While SLB uses foreign currency forward contracts to economically hedge this exposure as it relates to certain currencies, these contracts are not designated as hedges for accounting purposes. Instead, the fair value of the derivative is recorded on the Consolidated Balance Sheet and changes in the fair value are recognized in the Consolidated Statement of Income, as are changes in the fair value of the hedged item. Transaction losses of $154 million in 2023 (including $90 million related to the Argentina devaluation in 2023; see Note 3 – Charges and credits for further details), $96 million in 2022, and $23 million in 2021 were recognized in the Consolidated Statement of Income net of related hedging activities.

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.4 billion and $2.1 billion in various foreign currencies as of December 31, 2023 and 2022, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of December 31, 2023 and 2022.

The effect of derivative instruments designated as hedges and those not designated as hedges on the Consolidated Statement of Income was as follows:

		(Stated in millions)

	Gain (Loss) Recognized in Income			Consolidated Statement
	2023	2022	2021	of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$173	$(254)	$(422)	Cost of services/sales
Cross-currency interest rate swaps	(88)	(88)	(83)	Interest expense
Commodity contracts	3	(87)	-	Revenue
Foreign exchange contracts	15	(30)	5	Cost of services/sales
	$103	$(459)	$(500)
Derivatives not designated as hedges:
Foreign exchange contracts	$(9)	$42	$(11)	Cost of services/sales

During the fourth quarter of 2023, SLB issued a credit default swap (“CDS”) for a notional amount of $275 million to a third-party financial institution. The CDS relates to a secured borrowing provided by the financial institution to SLB’s primary customer in Mexico. The secured borrowing was utilized by this customer to pay certain of SLB’s outstanding receivables. The notional amount of the CDS, which was increased to $560 million in January 2024, will reduce on a monthly basis over its 26-month term. The fair value of this derivative liability was not material at December 31, 2023.

11. Stockholders’ Equity

SLB is authorized to issue 4,500,000,000 shares of common stock, par value $0.01 per share, of which 1,427,394,843 and 1,420,188,492 shares were outstanding on December 31, 2023 and 2022, respectively. Holders of common stock are entitled to one vote for each share of stock held. SLB is also authorized to issue 200,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in series with terms and conditions determined by the SLB Board of Directors. No shares of preferred stock have been issued.

Accumulated Other Comprehensive Loss consists of the following:

			(Stated in millions)

	2023	2022	2021
Currency translation adjustments	$(2,557)	$(2,444)	$(2,419)
Pension and other postretirement benefit plans	(1,709)	(1,295)	(1,066)
Cash flow hedges	42	(116)	(85)
Other	(30)	-	-
	$(4,254)	$(3,855)	$(3,570)

12. Stock-based Compensation Plans

SLB has three types of stock-based compensation programs: (i) a restricted stock unit and performance share unit program (collectively referred to as “restricted stock”), (ii) a discounted stock purchase plan (“DSPP”), and (iii) stock options.

Restricted Stock

SLB grants performance share units to certain key employees. The number of shares earned is determined at the end of each performance period based on SLB’s achievement of certain predefined targets as described in the underlying performance share unit agreement. In the event SLB exceeds the predefined target, shares for up to a maximum of 250% of the target award may be awarded. In the event SLB falls below the predefined target, a reduced number of shares may be awarded. If SLB falls below the threshold award performance level, no shares will be awarded. As of December 31, 2023, 3.2 million performance share units were outstanding assuming the achievement of 100% of target.

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

The following table summarizes information related to restricted stock activity:

	(Shares stated in millions)

	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Unvested at beginning of year	18	$30.24	22	$29.03	19	$35.24
Granted	5	$56.24	7	$36.16	8	$25.16
Adjustments for performance achieved	2	$32.47	2	$35.55	-	$-
Vested	(11)	$29.82	(13)	$32.42	(5)	$48.44
Unvested at year-end	14	$39.88	18	$30.24	22	$29.03

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

The fair value of the employees’ purchase rights under the DSPP was estimated using the Black-Scholes model with the following assumptions and resulting weighted-average fair value per share:

	2023	2022	2021
Dividend yield	1.7%	1.8%	2.0%
Expected volatility	50%	47%	67%
Risk-free interest rate	5.13%	1.32%	0.07%
Weighted-average fair value per share	$14.93	$8.05	$6.72

Stock Options

Key employees may be granted stock options under SLB stock option plans. The exercise price equals the average of the high and low sales prices of SLB stock on the date of grant. The maximum term is 10 years, and the options generally vest in increments over five years.

The following table summarizes stock option activity:

	(Shares stated in millions)

	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	35	$70.31	42	$68.95	48	$70.37
Exercised	(2)	$40.02	(2)	$40.04	-	$-
Forfeited / Expired	(5)	$73.18	(5)	$71.45	(6)	$80.46
Outstanding at year-end	28	$72.33	35	$70.31	42	$68.95

The following table summarizes information related to options outstanding and options exercisable as of December 31, 2023:

	(Shares stated in millions)

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining Life	Average	Options	Average
Exercise prices range	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$38.75 - $41.47	7	5.6	$39.76	4	$40.08
$47.55 - $79.85	7	2.3	$71.46	6	$71.49
$80.53 - $88.77	8	2.3	$84.44	8	$84.44
$91.28 - $114.83	6	0.8	$96.31	6	$96.31
	28	2.9	$72.33	24	$77.21

The weighted-average remaining contractual life of stock options exercisable as of December 31, 2023 was 2.4 years.

The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2023 was $90 million and $44 million, respectively.

Total Stock-based Compensation Expense

The following summarizes stock-based compensation expense recognized in income:

(Stated in millions)

	2023	2022	2021
Restricted stock	$225	$255	$254
DSPP	56	41	34
Stock options	12	17	36
	$293	$313	$324

At December 31, 2023, there was $278 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements, of which $164 million is expected to be recognized in 2024, $89 million in 2025, $21 million in 2026, and $4 million in 2027.

As of December 31, 2023, approximately 24 million shares of SLB common stock were available for future grants under SLB’s stock-based compensation programs.

13. Income Taxes

Income before taxes subject to United States and non-United States income taxes was as follows:

(Stated in millions)

	2023	2022	2021
United States	$355	$600	$30
Outside United States	4,927	3,671	2,344
	$5,282	$4,271	$2,374

SLB recorded net pretax charges of $110 million in 2023 ($2 million of net credits in the US and $112 million of charges outside the US); $347 million in 2022 ($379 million of net credits in the US and $32 million of net charges outside the US); and net pretax credits of $65 million in 2021 ($75 million of credits in the US and $10 million of charges outside the US). These charges and credits are included in the table above and are more fully described in Note 3 – Charges and Credits.

The components of net deferred tax liabilities were as follows:

(Stated in millions)

	2023	2022
Intangible assets	$(844)	$(780)
Net operating losses	214	326
Fixed assets, net	190	101
Research and development credits	162	129
Capitalized research and development costs	155	72
Pension and other postretirement benefits	(94)	(114)
Other, net	77	205
	$(140)	$(61)

Approximately $194 million of the $214 million deferred tax asset relating to net operating losses at December 31, 2023 can be carried forward indefinitely. The majority of the remaining balance expires at various dates between 2032 and 2041.

The deferred tax balance at December 31, 2023 and 2022 was net of valuation allowances relating to the following:

(Stated in millions)

	2023	2022
Foreign tax credits	$188	$181
Net operating losses	$106	$111

The components of Tax expense were as follows:

(Stated in millions)

	2023	2022	2021
Current:
United States-Federal	$(23)	$2	$(32)
United States-State	5	3	-
Outside United States	997	813	509
	979	818	477
Deferred:
United States-Federal	$(77)	$98	$(132)
United States-State	6	13	12
Outside United States	104	(70)	(15)
Valuation allowance	(5)	(80)	104
	28	(39)	(31)
	$1,007	$779	$446

A reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate follows:

	2023	2022	2021
US federal statutory rate	21%	21%	21%
Charges and credits (See Note 3)	-	(1)	-
Other	(2)	(2)	(2)
	19%	18%	19%

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

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

(Stated in millions)

	2023	2022	2021
Balance at beginning of year	$893	$1,001	$1,271
Additions based on tax positions related to the current year	66	41	38
Additions for tax positions of prior years	91	64	19
Impact of changes in exchange rates	(25)	(38)	(24)
Settlements with tax authorities	(36)	(37)	(49)
Reductions for tax positions of prior years	(176)	(94)	(228)
Reductions due to the lapse of statute of limitations	(30)	(44)	(26)
	$783	$893	$1,001

The amounts above exclude accrued interest and penalties of $155 million at both December 31, 2023 and 2022, and $164 million at December 31, 2021, respectively. SLB classifies interest and penalties relating to uncertain tax positions within Tax expense in the Consolidated Statement of Income.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which SLB operates:

Canada	2017 - 2023
Ecuador	2019 - 2023
Mexico	2016 - 2023
Norway	2018 - 2023
Russia	2021 - 2023
Saudi Arabia	2016 - 2023
United Kingdom	2017 - 2023
United States	2020 - 2023

14. Leases

SLB’s leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices, and certain equipment. Total operating lease expense, which approximates cash paid and includes short-term leases, was $1.4 billion in 2023 and $1.2 billion in both 2022 and 2021.

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

(Stated in millions)

2024	$208
2025	170
2026	117
2027	98
2028	80
Thereafter	271
Total lease payments	$944
Less: Interest	(134)
$810
Amounts recognized in balance sheet:
Accounts payable and accrued liabilities	$201
Other Liabilities	609
$810

The weighted-average remaining lease term as of December 31, 2023 was 9 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2023 was 3.6%.

15. Contingencies

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

Financial information by segment is as follows:

		(Stated in millions)

	2023
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$3,871	$1,257	$3,089	$578	$660
Reservoir Performance	6,561	1,263	3,491	387	514
Well Construction	13,478	2,932	7,129	587	908
Production Systems	9,831	1,245	6,640	325	384
Eliminations & other	(606)	(174)	1,352	277	133
Pretax segment operating income		6,523
Goodwill and intangible assets			17,323
Cash and short-term investments			3,989
All other assets			4,944
Corporate & other (1)		(729)		158
Interest income (2)		87
Interest expense (3)		(489)
Charges & credits (4)		(110)
	$33,135	$5,282	$47,957	$2,312	$2,599

		(Stated in millions)

	2022
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$3,725	$1,357	$3,132	$504	$689
Reservoir Performance	5,553	881	3,159	386	478
Well Construction	11,397	2,202	6,481	524	687
Production Systems	7,862	748	5,603	311	346
Eliminations & other	(446)	(177)	1,426	271	102
Pretax segment operating income		5,011
Goodwill and intangible assets			15,974
Cash and short-term investments			2,897
All other assets			4,463
Corporate & other (1)		(637)		151
Interest income (2)		27
Interest expense (3)		(477)
Charges & credits (4)		347
	$28,091	$4,271	$43,135	$2,147	$2,302

		(Stated in millions)

	2021
				Depreciation
		Pretax		and	Capital
	Revenue	Income	Assets	Amortization	Investments
Digital & Integration	$3,290	$1,141	$3,134	$446	$516
Reservoir Performance	4,599	648	2,923	415	348
Well Construction	8,706	1,195	4,714	537	424
Production Systems	6,710	634	4,684	302	267
Eliminations & other	(376)	(253)	1,501	269	99
Pretax segment operating income		3,365
Goodwill and intangible assets			16,201
Cash and short-term investments			3,139
All other assets			5,215
Corporate & other (1)		(573)		151
Interest income (2)		31
Interest expense (3)		(514)
Charges & credits (4)		65
	$22,929	$2,374	$41,511	$2,120	$1,654

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts which are included in the segments’ income (2023: $12 million; 2022: $72 million; 2021: $2 million).
(3)
Interest expense excludes amounts which are included in the segments’ income (2023: $14 million; 2022: $13 million; 2021: $15 million) and $10 million interest expense included in Charges and credits in 2021.
(4)
See Note 3 – Charges and Credits.

Segment assets consist of receivables, inventories, fixed assets, exploration data, and APS investments.

Capital investments includes capital expenditures, APS investments, and exploration data cost capitalized.

Depreciation and amortization includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and APS investments.

Revenue by geographic area for the years ended December 31, 2023, 2022, and 2021 was as follows:

(Stated in millions)

	2023	2022	2021
North America	$6,727	$5,995	$4,466
Latin America	6,645	5,661	4,459
Europe & Africa *	8,524	7,201	5,778
Middle East & Asia	11,019	9,033	8,059
Eliminations & other	220	201	167
	$33,135	$28,091	$22,929

* Includes Russia and the Caspian region

Revenue is based on the location where services are provided and products are sold.

During each of the three years ended December 31, 2023, 2022, and 2021, no single customer exceeded 10% of consolidated revenue.

SLB did not have revenue from third-party customers in its country of domicile during the last three years. Revenue in the United States in 2023, 2022, and 2021 was $5.4 billion, $4.6 billion, and $3.4 billion, respectively.

North America and International revenue disaggregated by segment was as follows:

(Stated in millions)

	2023
	North America	International	Other	Total
Digital & Integration	$984	$2,881	$6	$3,871
Reservoir Performance	498	6,057	6	6,561
Well Construction	2,709	10,530	239	13,478
Production Systems	2,598	7,219	14	9,831
Eliminations & other	(62)	(499)	(45)	(606)
	$6,727	$26,188	$220	$33,135

(Stated in millions)

	2022
	North America	International	Other	Total
Digital & Integration	$1,069	$2,651	$5	$3,725
Reservoir Performance	455	5,091	7	5,553
Well Construction	2,311	8,875	211	11,397
Production Systems	2,176	5,675	11	7,862
Eliminations & other	(16)	(397)	(33)	(446)
	$5,995	$21,895	$201	$28,091

(Stated in millions)

	2021
	North America	International	Other	Total
Digital & Integration	$812	$2,474	$4	$3,290
Reservoir Performance	329	4,266	4	4,599
Well Construction	1,485	7,025	196	8,706
Production Systems	1,832	4,865	13	6,710
Eliminations & other	8	(334)	(50)	(376)
	$4,466	$18,296	$167	$22,929

Fixed Assets less accumulated depreciation by geographic area was as follows:

(Stated in millions)

	2023	2022
North America	$1,469	$1,459
Latin America	1,071	913
Europe & Africa	1,724	1,668
Middle East & Asia	2,468	2,099
Unallocated	508	468
	$7,240	$6,607

17. Pension and Other Postretirement Benefit Plans

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

The weighted-average assumed discount rate, compensation increases and expected long-term rate of return on plan assets used to determine the net pension cost for the US and International plans were as follows:

	US			International
	2023	2022	2021	2023	2022	2021
Discount rate	5.50%	3.00%	2.60%	5.41%	2.83%	2.38%
Compensation increases	4.00%	4.00%	4.00%	4.84%	4.83%	4.82%
Return on plan assets	6.00%	4.40%	6.60%	6.00%	5.05%	6.73%

Net pension cost (credit) included the following components:

(Stated in millions)

	US			International
	2023	2022	2021	2023	2022	2021
Service cost	$23	$37	$44	$54	$101	$117
Interest cost	178	137	127	407	298	267
Expected return on plan assets	(198)	(202)	(254)	(607)	(530)	(640)
Amortization of net loss	-	5	44	-	80	227
	$3	$(23)	$(39)	$(146)	$(51)	$(29)

The weighted-average assumed discount rate and compensation increases used to determine the projected benefit obligations for the US and International plans were as follows:

	US		International
	2023	2022	2023	2022
Discount rate	5.25%	5.50%	5.14%	5.41%
Compensation increases	4.00%	4.00%	4.84%	4.84%

The changes in the projected benefit obligation, plan assets and funded status of the plans were as follows:

(Stated in millions)

	US		International
	2023	2022	2023	2022
Change in Projected Benefit Obligations:
Projected benefit obligation at beginning of year	$3,315	$4,668	$7,598	$10,618
Service cost	23	37	54	101
Interest cost	178	137	407	298
Contribution by plan participants	-	-	52	47
Actuarial losses (gains)	117	(1,152)	302	(3,140)
Currency effect	-	-	56	(148)
Benefits paid	(220)	(375)	(360)	(363)
Other	-	-	-	185
Projected benefit obligation at end of year	$3,413	$3,315	$8,109	$7,598
Change in Plan Assets:
Plan assets at fair value at beginning of year	$3,396	$4,696	$8,126	$11,221
Actual return on plan assets	242	(933)	494	(2,834)
Currency effect	-	-	71	(188)
Company contributions	9	8	7	18
Contributions by plan participants	-	-	52	47
Benefits paid	(220)	(375)	(360)	(363)
Other	-	-	-	225
Plan assets at fair value at end of year	$3,427	$3,396	$8,390	$8,126
Asset	$14	$81	$281	$528
Amounts Recognized in Balance Sheet:
Postretirement Benefits	$(159)	$(151)	$(16)	$(14)
Other Assets	173	232	297	542
	$14	$81	$281	$528
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial losses	$328	$255	$1,804	$1,366
Accumulated benefit obligation	$3,313	$3,221	$7,942	$7,454

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

Actuarial gains and losses arising during 2023 and 2022 were primarily attributable to changes in the discount rate used to determine the PBO.

The weighted-average allocation of plan assets as of December 31, 2023 and 2022 and the target allocations by asset category as of December 31, 2023 were as follows:

	US			International
	Target	2023	2022	Target	2023	2022
Cash and cash equivalents	0 - 3%	1%	2%	0 - 5%	3%	2%
Equity securities	0 - 5	-	-	0 - 5	1	10
Debt securities	80 - 90	84	83	60 - 70	69	56
Private equity and real estate	5 - 12	10	11	15 - 20	17	19
Private debt	2 - 8	5	4	9 - 15	10	13
	100%	100%	100%	100%	100%	100%

The expected rate of return on assets assumptions reflect the long-term average rate of return expected to be earned on plan assets. The assumptions have been determined based on expectations regarding future rates of return for the portfolio considering the asset allocation and related historical rates of return. The appropriateness of the assumptions is reviewed annually.

The fair value of SLB’s pension plan assets at December 31, 2023 and 2022, by asset category, is presented below and was determined based on valuation techniques categorized as follows:

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

(Stated in millions)

	US Plan Assets
	2023				2022
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$33	$33	$-	$-	$81	$77	$4	$-
Equity Securities:
US	6	-	6	-	3	-	3	-
International	-	-	-	-	-	-	-	-
Debt Securities:
Corporate bonds	1,540	-	1,540	-	1,775	-	1,775	-
Government and related debt securities	1,334	163	1,171	-	1,014	157	857	-
Other	12	-	12	-	29	-	29	-
Alternative Investments:
Private equity	287	-	-	287	291	-	-	291
Private debt	148	-	-	148	124	-	-	124
Real estate	67	-	-	67	79	-	-	79
Total	$3,427	$196	$2,729	$502	$3,396	$234	$2,668	$494

(Stated in millions)

	International Plan Assets
	2023				2022
		Level	Level	Level		Level	Level	Level
	Total	One	Two	Three	Total	One	Two	Three
Asset Category:
Cash and Cash Equivalents	$267	$260	$7	$-	$170	$163	$7	$-
Equity Securities:
US	84	84	-	-	580	497	83	-
International	38	38	-	-	273	273	-	-
Debt Securities:
Corporate bonds	3,001	-	3,001	-	2,224	-	2,224	-
Government and related debt securities	2,466	563	1,903	-	2,283	336	1,947	-
Other	292	-	292	-	13	-	13	-
Alternative Investments:
Private equity	1,269	-	-	1,269	1,362	-	-	1,362
Private debt	805	-	-	805	1,041	-	-	1,041
Real estate	168	-	-	168	180	-	-	180
Total	$8,390	$945	$5,203	$2,242	$8,126	$1,269	$4,274	$2,583

SLB’s funding policy is to contribute amounts that are based upon a number of factors including the funded status of the plans, amounts that are deductible for income tax purposes, legal funding requirements, and available cash flow. SLB does not expect to make any material contributions to its postretirement benefit plans in 2024.

Postretirement Benefits Other Than Pensions

SLB provides healthcare benefits to certain former US employees who have retired.

The actuarial assumptions used to determine the accumulated postretirement benefit obligation and net periodic benefit cost for the US postretirement medical plan were as follows:

	Benefit Obligation		Net Periodic Benefit
	At December 31,		Cost for the Year
	2023	2022	2023	2022	2021
Discount rate	5.25%	5.50%	5.50%	3.00%	2.60%
Return on plan assets	-	-	4.41%	2.94%	6.21%
Current medical cost trend rate	7.50%	7.50%	7.50%	6.75%	7.00%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2035	2035	2031	2031

The net credit for the US postretirement medical plan included the following components:

(Stated in millions)

	2023	2022	2021
Service cost	$16	$23	$28
Interest cost	42	33	32
Expected return on plan assets	(41)	(38)	(73)
Amortization of prior service credit	(23)	(23)	(23)
Amortization of net gain	(12)	(10)	-
	$(18)	$(15)	$(36)

The changes in the accumulated postretirement benefit obligation, plan assets and funded status were as follows:

(Stated in millions)

	2023	2022
Change in Accumulated Postretirement Benefit Obligation:
Benefit obligation at beginning of year	$808	$1,146
Service cost	16	23
Interest cost	42	33
Contribution by plan participants	7	9
Actuarial gains	(7)	(338)
Benefits paid	(61)	(65)
Benefit obligation at end of year	$805	$808
Change in Plan Assets:
Plan assets at fair value at beginning of year	$938	$1,318
Actual return on plan assets	87	(323)
Contributions by plan participants	7	8
Benefits paid	(68)	(65)
Plan assets at fair value at end of year	$964	$938
Asset	$159	$130
Amounts Recognized in Accumulated Other Comprehensive Loss:
Actuarial gains	$239	$199
Prior service credit	36	59
	$275	$258

The asset balance relating to this plan was included in Other Assets in the Consolidated Balance Sheet.

The assets of the US postretirement medical plan are invested 87% in debt securities and 13% in equity securities at December 31, 2023. The fair value of these assets was primarily determined based on Level Two valuation techniques.

Other Information

The expected benefits to be paid under the US and International pension plans as well as the postretirement medical plan are as follows:

(Stated in millions)

	Pension Plans		Postretirement
	US	International	Medical Plan
2024	$229	$405	$47
2025	$230	$419	$48
2026	$231	$432	$49
2027	$232	$449	$50
2028	$234	$454	$52
2029-2033	$1,178	$2,494	$291
18. Supplementary Information

Cash paid for interest and income taxes was as follows:

(Stated in millions)

	2023	2022	2021
Interest	$503	$562	$560
Income taxes	$1,064	$716	$591

Interest and other income, net includes the following:

(Stated in millions)

	2023	2022	2021
Earnings of equity method investments	$206	$164	$40
Interest income	100	99	33
Gain on sale of Liberty shares *	36	325	28
Loss on Blue Chip Swap transactions *	-	(139)	-
Gain on ADC equity investment *	-	107	-
Gain on sale of real estate *	-	43	-
Gain on repurchase of bonds *	-	11	-
Unrealized gain on marketable securities *	-	-	47
	$342	$610	$148

* See Note 3 – Charges and Credits

The components of depreciation and amortization expense were as follows:

(Stated in millions)

	2023	2022	2021
Depreciation of fixed assets	$1,445	$1,368	$1,402
Amortization of APS investments	410	368	305
Amortization of intangible assets	314	301	302
Amortization of exploration data costs	143	110	111
	$2,312	$2,147	$2,120

The change in Allowance for doubtful accounts was as follows:

(Stated in millions)

	2023	2022	2021
Balance at beginning of year	$340	$319	$301
Additions	18	54	47
Amounts written off	(21)	(33)	(29)
Balance at end of year	$337	$340	$319

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.4 billion at December 31, 2023 and $0.3 billion at December 31, 2022. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Other Assets consist of the following:

(Stated in millions)

	2023	2022
Investments in APS projects	$2,111	$2,023
Pension and other postretirement plan assets	629	904
Operating lease assets	718	538
Exploration data costs capitalized	151	141
Fair value of hedge contracts	65	1
Other	378	363
	$4,052	$3,970

Accounts payable and accrued liabilities consist of the following:

(Stated in millions)

	2023	2022
Trade	$4,613	$3,921
Payroll, vacation and employee benefits	1,625	1,493
Billings and cash collections in excess of revenue	1,996	1,157
Other	2,670	2,550
	$10,904	$9,121

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

SLB management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment SLB’s management has concluded that, as of December 31, 2023, its internal control over financial reporting is effective based on those criteria.

The effectiveness of SLB’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Schlumberger Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Schlumberger Limited and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts, and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
January 24, 2024

We have served as the Company’s auditor since 1952.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

SLB has carried out an evaluation under the supervision and with the participation of SLB’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of SLB’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this report, SLB’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that SLB files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. SLB’s disclosure controls and procedures include controls and procedures designed so that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to its management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in SLB’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, SLB’s internal control over financial reporting.

Item 9B. Other Information.

In 2013, SLB completed the wind-down of its service operations in Iran. Prior to this, certain non-US subsidiaries provided oilfield services to the National Iranian Oil Company and certain of its affiliates (“NIOC”).

SLB’s residual transactions or dealings with the government of Iran in 2023 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintained depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for services rendered in Iran prior to the wind-down and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

On December 27, 2023, Olivier Le Peuch, CEO and a member of the SLB Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 240,000 shares of SLB’s common stock between April 29, 2024 and March 27, 2025, for a duration of 332 days.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See “Item 1. Business—Information About Our Executive Officers” of this Report for information regarding SLB’s executive officers. The information set forth under the captions “Election of Directors,” “Corporate Governance—Process for Selecting New Directors,” and “Corporate Governance—Board Committees” in SLB’s 2024 Proxy Statement is incorporated herein by reference. The information set forth under the caption “Stock Ownership Information—Delinquent Section 16(a) Reports” in SLB’s 2024 Proxy Statement is incorporated herein by reference to the extent any disclosure is required.

SLB has a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. SLB’s Code of Conduct is posted on its website at https://www.slb.com/about/who-we-are/our-code-of-conduct. SLB will provide, without charge, upon request, copies of our Code of Conduct. Requests for copies of our Code of Conduct should be sent in writing to SLB, Chief Legal Officer and Secretary, 5599 San Felipe, Houston, Texas 77056. SLB intends to disclose future amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules at https://www.slb.com/about/who-we-are/our-code-of-conduct.

The table below sets forth information regarding SLB’s directors:

Name
Peter Coleman	Former Chief Executive Officer and Managing Director, Woodside Petroleum Ltd.
Patrick de La Chevardière	Former Chief Financial Officer, Total S.A.
Miguel M. Galuccio	Chairman and Chief Executive Officer, Vista
James Hackett	Former Chief Executive Officer, Anadarko Petroleum Corporation
Olivier Le Peuch	Chief Executive Officer, SLB
Samuel Leupold	Former Chief Executive Officer, Ørsted Wind Power A/S
Tatiana A. Mitrova	Research Fellow, Center on Global Energy Policy, School of International and Public Affairs at Columbia University
Maria Moræus Hanssen	Former Deputy Chief Executive Officer & Chief Operating Officer, Wintershall Dea GmbH
Vanitha Narayanan	Former Chairman and Managing Director, IBM India
Jeff W. Sheets	Former Chief Financial Officer, ConocoPhillips Company
Ulrich Spiesshofer	Former President and Chief Executive Officer, ABB Ltd.

Item 11. Executive Compensation.

The information set forth under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay vs. Performance Comparison,” and “Director Compensation” in SLB’s 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Stock Ownership Information—Security Ownership by Management and Our Board,” “Stock Ownership Information—Security Ownership by Certain Beneficial Owners,” and “Executive Compensation Tables—Equity Compensation Plan Information” in SLB’s 2024 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Corporate Governance—Director Independence” and “Corporate Governance—Certain Relationships and Related Person Transactions” in SLB’s 2024 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Ratification of Appointment of Independent Auditors for 2024” in SLB’s 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

Financial statements of companies accounted for under the equity method and unconsolidated subsidiaries have been omitted because they do not meet the materiality tests for assets or income.

(2)	Financial Statement Schedules not required.
(3)	Exhibits: See exhibits listed under Part (b) below.

(b) Exhibits

INDEX TO EXHIBITS

Exhibit

Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)	3.1

Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on April 21, 2023)	3.2

Description of Common Stock of Schlumberger Limited (incorporated by reference to Exhibit 4.1 to SLB’s Annual Report on Form 10-K filed on January 27, 2021)	4.1

Indenture dated as of December 3, 2013, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013)	4.2

Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020)	4.3

Third Supplemental Indenture dated as of May 15, 2023, by and among Schlumberger Investment SA, as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 4.500% Senior Notes due 2028 and form of global notes representing 4.850% Senior Notes due 2033) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 15, 2023)	4.4

Officers’ Certificate dated as of August 11, 2020, executed by Schlumberger Investment SA, as issuer, and Schlumberger Limited, as guarantor (including form of global notes representing 2.650% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on August 11, 2020)	4.5

Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on September 18, 2020)	4.6

First Supplemental Indenture dated as of September 18, 2020, by and among Schlumberger Finance Canada Ltd., as issuer, Schlumberger Limited, as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 1.400% Senior Notes due 2025) (incorporated by reference to Exhibit 4.2 to SLB’s Current Report on Form 8-K filed on September 18, 2020)	4.7

Schlumberger Limited Supplementary Benefit Plan, as amended and restated effective November 1, 2020 and conformed to include amendments effective through January 1, 2023 (incorporated by reference to Exhibit 10.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (+)	10.1

Schlumberger Limited Restoration Savings Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to SLB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) (+)	10.2

Schlumberger Technology Corporation Supplementary Benefit Plan, as established effective January 1, 1995 and conformed to include amendments through January 1, 2023 (*) (+)	10.3

2010 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.8 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.4

Form of Option Agreement (Employees in France), Incentive Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.5

Form of Option Agreement (Employees in France), Non-Qualified Stock Option, under SLB’s 2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013) (+)	10.6

Exhibit
2018 Rules of SLB’s 2010, 2013 and 2017 Omnibus Incentive Plans for Employees in France (incorporated by reference to Appendix B to SLB’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 2, 2018) (+)	10.7

2013 Omnibus Stock Incentive Plan, as amended and restated as of July 19, 2017 (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.8

Form of Option Agreement, Incentive Stock Option, under SLB’s 2013 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the SLB’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) (+)	10.9

Form of Restricted Stock Unit Award Agreement under SLB’s 2013 Omnibus Stock Incentive Plan (ratable vesting) (incorporated by reference to Exhibit 10.15 to SLB’s Annual Report on Form 10-K filed on January 27, 2021) (+)	10.10

Form of Restricted Stock Unit Award Agreement under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) (+)	10.11

Addendum to Restricted Stock Unit Award Agreements, Performance Share Unit Agreements, Incentive Stock Option Agreements, and Non-Qualified Stock Option Agreements Issued Prior to July 19, 2017 (incorporated by reference to Exhibit 10.27 to SLB’s Annual Report on Form 10-K for the year ended December 31, 2018) (+)	10.12

Form of Performance Share Unit Award Agreement (Based on Free Cash Flow Margin Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.13

Form of Performance Share Unit Award Agreement (Based on Return on Capital Employed Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.14

Form of Performance Share Unit Award Agreement (Based on Relative TSR Performance) under SLB’s 2017 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.15

2017 Omnibus Stock Incentive Plan, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.1 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.16

Discounted Stock Purchase Plan, as amended and restated effective July 1, 2022 (incorporated by reference to Exhibit 10.1 to SLB’s Current Report on Form 10-Q filed on July 27, 2022) (+)	10.17

2004 Stock and Deferral Plan for Non-Employee Directors, as amended and restated effective January 21, 2021 (incorporated by reference to Exhibit 10.3 to SLB’s Current Report on Form 8-K filed on April 7, 2021) (+)	10.18

Form of Indemnification Agreement (*) (+)	10.19

Employment, Non-Competition and Non-Solicitation Agreement effective as of April 1, 2022, by and between Schlumberger Limited and Ashok Belani (incorporated by reference to Exhibit 10.1 to SLB’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (+)	10.20

Significant Subsidiaries (*)	21

Issuers of Registered Guaranteed Debt Securities (*)	22

Consent of Independent Registered Public Accounting Firm (*)	23

Powers of Attorney (*)	24

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.1

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)	31.2

Exhibit
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)	32.2

Mine Safety Disclosure (*)	95

Policy for Recovery of Performance-Based Incentive Compensation from Executive Officers (*)	97

Inline XBRL Instance Document (*)	101.INS

Inline XBRL Taxonomy Extension Schema Document (*)	101.SCH

Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)	101.CAL

Inline XBRL Taxonomy Extension Definition Linkbase Document (*)	101.DEF

Inline XBRL Taxonomy Extension Label Linkbase Document (*)	101.LAB

Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)	101.PRE

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	104
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

Date:	January 24, 2024		SCHLUMBERGER LIMITED

		By:	/s/ Howard Guild
Howard Guild
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

*	Chief Executive Officer and Director (Principal Executive Officer)
Olivier Le Peuch

/s/ Stephane Biguet	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephane Biguet

/s/ Howard Guild	Chief Accounting Officer (Principal Accounting Officer)
Howard Guild

*	Director
Peter Coleman

*	Director
Patrick de La Chevardière

*	Director
Miguel M. Galuccio

*	Chairman of the Board
James Hackett

*	Director
Samuel Leupold

*	Director
Tatiana A. Mitrova

*	Director
Maria Moræus Hanssen

*	Director
Vanitha Narayanan

*	Director
Jeff W. Sheets

*	Director
Ulrich Spiesshofer

/s/ Dianne B. Ralston	January 24, 2024
*By Dianne B. Ralston, Attorney-in-Fact