Form 10-Q
period 2024-03-31
SCHLUMBERGER LIMITED/NV
filed 2024-04-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2024
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,429,337,724

SCHLUMBERGER LIMITED

First Quarter 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Services	$5,676	$5,334
Product sales	3,031	2,402
Total Revenue	8,707	7,736
Interest & other income	84	92
Expenses
Cost of services	4,415	4,129
Cost of sales	2,592	2,156
Research & engineering	182	174
General & administrative	121	91
Merger & integration	11	-
Interest	113	117
Income before taxes	1,357	1,161
Tax expense	259	217
Net income	1,098	944
Net income attributable to noncontrolling interests	30	10
Net income attributable to SLB	$1,068	$934

Basic income per share of SLB	$0.75	$0.65

Diluted income per share of SLB	$0.74	$0.65
Average shares outstanding:
Basic	1,431	1,426
Assuming dilution	1,447	1,446

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$1,098	$944
Currency translation adjustments
Unrealized net change arising during the period	23	(34)
Cash flow hedges
Net loss on cash flow hedges	(17)	(33)
Reclassification to net income of net realized gain	(1)	(5)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial gain	-	(2)
Amortization to net income of net prior service credit	(6)	(6)
Income taxes on pension and other postretirement benefit plans	1	2
Other	5	-
Comprehensive income	1,103	866
Comprehensive income attributable to noncontrolling interests	30	10
Comprehensive income attributable to SLB	$1,073	$856

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Mar. 31,
	2024	Dec. 31,
	(Unaudited)	2023
ASSETS
Current Assets
Cash	$2,788	$2,900
Short-term investments	703	1,089
Receivables less allowance for doubtful accounts (2024 - $333; 2023 - $337)	8,222	7,812
Inventories	4,549	4,387
Other current assets	1,438	1,530
	17,700	17,718
Investments in Affiliated Companies	1,606	1,624
Fixed Assets less accumulated depreciation	7,253	7,240
Goodwill	14,086	14,084
Intangible Assets	3,167	3,239
Other Assets	4,044	4,052
	$47,856	$47,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,051	$10,904
Estimated liability for taxes on income	987	994
Short-term borrowings and current portion of long-term debt	1,430	1,123
Dividends payable	411	374
	12,879	13,395
Long-term Debt	10,740	10,842
Postretirement Benefits	177	175
Deferred Taxes	115	140
Other Liabilities	2,022	2,046
	25,933	26,598
Equity
Common stock	11,344	11,624
Treasury stock	(531)	(678)
Retained earnings	14,172	13,497
Accumulated other comprehensive loss	(4,249)	(4,254)
SLB stockholders’ equity	20,736	20,189
Noncontrolling interests	1,187	1,170
	21,923	21,359
	$47,856	$47,957

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,098	$944
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits	25	(36)
Depreciation and amortization (1)	600	563
Deferred taxes	(30)	112
Stock-based compensation expense	100	81
Earnings of equity method investments, less dividends received	(16)	(32)
Change in assets and liabilities: (2)
Increase in receivables	(429)	(509)
Increase in inventories	(172)	(288)
Decrease in other current assets	46	54
Decrease (increase) in other assets	7	(10)
Decrease in accounts payable and accrued liabilities	(885)	(473)
Decrease in estimated liability for taxes on income	(46)	(84)
Other	29	8
NET CASH PROVIDED BY OPERATING ACTIVITIES	327	330
Cash flows from investing activities:
Capital expenditures	(399)	(410)
APS investments	(121)	(133)
Exploration data costs capitalized	(29)	(52)
Business acquisitions and investments, net of cash acquired	(27)	(244)
Proceeds from sale of Liberty shares	-	137
Sale of short-term investments, net	390	236
Other	35	(81)
NET CASH USED IN INVESTING ACTIVITIES	(151)	(547)
Cash flows from financing activities:
Dividends paid	(357)	(249)
Proceeds from employee stock purchase plan	100	86
Proceeds from exercise of stock options	15	35
Taxes paid on net settled stock-based compensation awards	(78)	(88)
Stock repurchase program	(270)	(230)
Proceeds from issuance of long-term debt	345	559
Net decrease in short-term borrowings	(9)	(50)
Other	(13)	(1)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(267)	62
Net increase in cash before translation effect	(91)	(155)
Translation effect on cash	(21)	1
Cash, beginning of period	2,900	1,655
Cash, end of period	$2,788	$1,501

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and APS investments.
(2)
Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2024 – March 31, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2024	$11,624	$(678)	$13,497	$(4,254)	$1,170	$21,359
Net income			1,068		30	1,098
Currency translation adjustments				23		23
Changes in fair value of cash flow hedges				(18)		(18)
Pension and other postretirement benefit plans				(5)		(5)
Shares sold to optionees, less shares exchanged	(6)	21				15
Vesting of restricted stock, net of taxes withheld	(338)	260				(78)
Employee stock purchase plan	(36)	136				100
Stock repurchase program		(270)				(270)
Stock-based compensation expense	100					100
Dividends declared ($0.275 per share)			(393)			(393)
Other				5	(13)	(8)
Balance, March 31, 2024	$11,344	$(531)	$14,172	$(4,249)	$1,187	$21,923

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2023 – March 31, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2023	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989
Net income			934		10	944
Currency translation adjustments				(34)		(34)
Changes in fair value of cash flow hedges				(38)		(38)
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged	(28)	63				35
Vesting of restricted stock, net of taxes withheld	(503)	415				(88)
Employee stock purchase plan	(123)	209				86
Stock repurchase program		(230)				(230)
Stock-based compensation expense	81					81
Dividends declared ($0.25 per share)			(357)			(357)
Dividends paid to noncontrolling interest					(2)	(2)
Balance, March 31, 2023	$11,264	$(559)	$11,296	$(3,933)	$312	$18,380

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2024	1,439	(12)	1,427
Vesting of restricted stock	-	5	5
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(5)	(5)
Balance, March 31, 2024	1,439	(10)	1,429

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The December 31, 2023 balance sheet information has been derived from the SLB 2023 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on January 24, 2024.

Recently Announced Transaction

On April 2, 2024, SLB announced a definitive agreement to purchase ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Under the terms of the agreement, ChampionX shareholders will receive 0.735 shares of SLB common stock in exchange for each ChampionX share. At the closing of the transaction ChampionX shareholders will own approximately 9% of SLB's outstanding shares of common stock. ChampionX reported revenue of approximately $3.8 billion in 2023. The transaction is subject to ChampionX stockholder approval, regulatory approvals and other customary closing conditions. It is anticipated that the closing of the transaction will occur before the end of 2024.

2. Charges and Credits

2024

In connection with SLB's October 2023 acquisition of the Aker Solutions ("Aker") subsea business, SLB recorded $25 million of pretax charges during the first quarter of 2024 consisting of: $14 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value and $11 million of other merger and integration-related costs. $14 million of these costs are classified in Cost of Sales in the Consolidated Statement of Income, with the remaining $11 million classified in Merger & integration.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Merger and integration	$25	$6	$5	$14

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

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2024			2023
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
First Quarter
Basic	$1,068	1,431	$0.75	$934	1,426	$0.65
Assumed exercise of stock options	-	1		-	2
Unvested restricted stock	-	15		-	18
Diluted	$1,068	1,447	$0.74	$934	1,446	$0.65

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Three Months Ended March 31,
	2024	2023
Employee stock options	20	24

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2024	2023
Raw materials & field materials	$2,400	$2,296
Work in progress	813	762
Finished goods	1,336	1,329
	$4,549	$4,387

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2024	2023
Property, plant & equipment	$29,934	$29,965
Less: Accumulated depreciation	22,681	22,725
	$7,253	$7,240

Depreciation expense relating to fixed assets was $377 million and $347 million in the first quarter of 2024 and 2023, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Mar. 31, 2024			Dec. 31, 2023
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,886	$731	$1,155	$1,887	$709	$1,178
Technology/technical know-how	1,516	795	721	1,516	770	746
Tradenames	795	274	521	795	265	530
Other	1,592	822	770	1,582	797	785
	$5,789	$2,622	$3,167	$5,780	$2,541	$3,239

Amortization expense charged to income was $81 million during the first quarter of 2024 and $76 million during the first quarter of 2023.

Based on the carrying value of intangible assets at March 31, 2024, amortization expense for the subsequent five years is estimated to be: remaining three quarters of 2024—$244 million; 2025—$306 million; 2026—$297 million; 2027—$293 million; 2028—$283 million; and 2029—$270 million.

7. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Mar. 31,	Dec. 31,
	2024	2023
3.90% Senior Notes due 2028	$1,473	$1,469
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,080	1,104
2.00% Guaranteed Notes due 2032	1,074	1,098
0.25% Notes due 2027	972	994
0.50% Notes due 2031	971	992
4.30% Senior Notes due 2029	847	847
1.00% Guaranteed Notes due 2026	648	662
4.00% Senior Notes due 2025	523	523
1.40% Senior Notes due 2025	499	499
4.50% Senior Notes due 2028	497	497
4.85% Senior Notes due 2033	497	497
7.00% Notes due 2038	199	200
5.95% Notes due 2041	112	112
5.13% Notes due 2043	98	98
	$10,740	$10,842

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at March 31, 2024 and December 31, 2023, was $10.0 billion and $10.2 billion, respectively.

At March 31, 2024, SLB had committed credit facility agreements aggregating $5.0 billion with commercial banks, of which $4.7 billion was available and unused. These committed facilities, of which $2.0 billion matures in February 2027 and $3.0 billion matures in December 2028, support commercial paper programs in the United States and Europe. Borrowings under the commercial paper programs at March 31, 2024 were $345 million, all of which were classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2023.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of March 31, 2024, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Mar. 31, 2024	Dec. 31, 2023
Accounts payable and accrued liabilities	$11	$-
Other Assets	$17	$36
Other Liabilities	$98	$67

The fair values were determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

SLB has entered into derivative contracts that hedge the price of oil related to approximately 75% of the projected oil production for the second and third quarters of 2024, approximately 50% for the fourth quarter of 2024, and approximately 25% for the first quarter of 2025 for one of its Asset Performance Solutions ("APS") projects. These contracts are accounted for as cash flow hedges, with changes in the fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings.

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $5.1 billion and $5.4 billion in various foreign currencies as of March 31, 2024 and December 31, 2023, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of March 31, 2024 and December 31, 2023.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

	(Stated in millions)

	Gain (Loss) Recognized in Income
	First Quarter
	2024	2023	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(94)	$95	Cost of services/sales
Cross-currency interest rate swaps	(21)	(22)	Interest expense
Commodity contracts	(3)	2	Revenue
Foreign exchange contracts	-	3	Cost of services/sales
Foreign exchange contracts	3	-	Revenue
	$(115)	$78
Derivatives not designated as hedges:
Foreign exchange contracts	$5	$1	Cost of services/sales

SLB issued a credit default swap ("CDS") to a third-party financial institution that has a notional amount outstanding, as of March 31, 2024, of $521 million. The CDS related to a secured borrowing provided by the financial institution to SLB's primary customer in Mexico. The secured borrowing was utilized by this customer to pay certain of SLB's outstanding receivables. The notional amount of the CDS reduces on a monthly basis over its remaining 23-month term. The fair value of this derivative liability was not material at March 31, 2024.

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

10. Segment Information

		(Stated in millions)

	First Quarter 2024		First Quarter 2023
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$953	$254	$894	$265
Reservoir Performance	1,725	339	1,503	242
Well Construction	3,368	690	3,261	672
Production Systems	2,818	400	2,207	205
Eliminations & other	(157)	(34)	(129)	7
Pretax segment operating income		1,649		1,391
Corporate & other (1)		(191)		(169)
Interest income (2)		34		17
Interest expense (3)		(110)		(114)
Charges and credits (4)		(25)		36
	$8,707	$1,357	$7,736	$1,161

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($4 million in 2024; $- million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2024; $3 million in 2023).
(4)
See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

	(Stated in millions)

	First Quarter
	2024	2023
North America	$1,598	$1,698
Latin America	1,654	1,618
Europe & Africa (1)	2,322	1,974
Middle East & Asia	3,080	2,393
Other	53	53
	$8,707	$7,736

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	First Quarter 2024
	North
	America	International	Other	Total
Digital & Integration	$236	$717	$-	$953
Reservoir Performance	130	1,592	3	1,725
Well Construction	604	2,707	57	3,368
Production Systems	647	2,164	7	2,818
Eliminations & other	(19)	(124)	(14)	(157)
	$1,598	$7,056	$53	$8,707

	First Quarter 2023
	North
	America	International	Other	Total
Digital & Integration	$251	$642	$1	$894
Reservoir Performance	120	1,380	3	1,503
Well Construction	711	2,493	57	3,261
Production Systems	626	1,574	7	2,207
Eliminations & other	(10)	(104)	(15)	(129)
	$1,698	$5,985	$53	$7,736

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.4 billion at March 31, 2024 and December 31, 2023. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $5.3 billion at March 31, 2024, of which approximately 65% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.0 billion at both March 31, 2024 and December 31, 2023. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

First Quarter 2024 Compared to Fourth Quarter 2023

		(Stated in millions)

	First Quarter 2024		Fourth Quarter 2023
		Income Before		Income Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$953	$254	$1,049	$356
Reservoir Performance	1,725	339	1,735	371
Well Construction	3,368	690	3,426	770
Production Systems	2,818	400	2,944	442
Eliminations & other	(157)	(34)	(164)	(71)
Pretax segment operating income		1,649		1,868
Corporate & other (1)		(191)		(193)
Interest income (2)		34		30
Interest expense (3)		(110)		(126)
Charges and credits (4)		(25)		(146)
	$8,707	$1,357	$8,990	$1,433

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($4 million in Q1 2024; $11 million in Q4 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in Q1 2024; $4 million in Q4 2023).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2024 revenue of $8.7 billion decreased 3% sequentially as revenue declined 3% both in North America and in the international markets due to seasonality. However, this impact was less pronounced than in prior years as robust activity gains partially offset seasonal effects.

SLB remains confident in its global revenue growth outlook for 2024, with softness in North America being offset by upside in the international markets. The dynamics of this cycle remain intact, with international and offshore growth taking place across all geographies which is benefiting all of SLB’s Divisions.

Margin expansion throughout the year is expected to be driven by tight service and equipment capacity internationally, increased technology adoption, and further operational efficiency. In the second quarter of 2024, SLB expects a seasonal rebound in activity in the Northern Hemisphere coupled with robust activity internationally, led by the Middle East, Asia, and Africa, which will drive broad sequential margin expansion across all Divisions and geographies.

The oil and gas industry continues to benefit from strong market fundamentals driven by a growing demand outlook. This is resulting in a significant baseload of activity, particularly in the international and offshore markets, closely aligned with SLB’s strengths of our business. As the cycle persists, SLB expects operators to increase their investments in production and reservoir recovery, with the goal of maximizing the efficiency and longevity of their producing assets. This is expected to result in operating expenditures becoming an increasing part of global upstream spending over time.

SLB is already benefiting from these investments, and its recently announced agreement to acquire ChampionX (see Note 1 to the Consolidated Financial Statements) will position SLB to further capture this growing opportunity through the addition of a leading production chemicals portfolio and a complementary artificial lift offering.

Digital & Integration

Digital & Integration revenue of $953 million declined 9% sequentially following strong year-end digital sales in the fourth quarter of 2023.

Digital & Integration pretax operating margin of 27% contracted 735 basis points (“bps”) primarily due to the seasonally lower digital sales.

Reservoir Performance

Reservoir Performance revenue of $1.7 billion decreased 1% sequentially as seasonal activity reductions in Russia and Asia were partially offset by activity increases in the Middle East, North America, and Europe & Africa.

Reservoir Performance pretax operating margin of 20% contracted 170 bps sequentially as a result of the seasonal revenue decline in international activity.

Well Construction

Well Construction revenue of $3.4 billion decreased 2% sequentially due to seasonal activity reductions across all areas.

Well Construction pretax operating margin of 20% contracted 198 bps due to the seasonal decline in activity.

Production Systems

Production Systems revenue of $2.8 billion decreased 4% sequentially driven by seasonally lower sales of subsea production systems, artificial lift, and midstream production systems.

Production Systems pretax operating margin contracted 84 bps sequentially due to the seasonally lower sales.

First Quarter 2024 Compared to First Quarter 2023

		(Stated in millions)

	First Quarter 2024		First Quarter 2023
		Income		Income
		Before		Before
	Revenue	Taxes	Revenue	Taxes
Digital & Integration	$953	$254	$894	$265
Reservoir Performance	1,725	339	1,503	242
Well Construction	3,368	690	3,261	672
Production Systems	2,818	400	2,207	205
Eliminations & other	(157)	(34)	(129)	7
Pretax segment operating income		1,649		1,391
Corporate & other (1)		(191)		(169)
Interest income (2)		34		17
Interest expense (3)		(110)		(114)
Charges and credits (4)		(25)		36
	$8,707	$1,357	$7,736	$1,161

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($4 million in 2024; $- million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in 2024; $3 million in 2023).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

First-quarter 2024 revenue of $8.7 billion increased 13% year on year. Approximately half of the year-on-year revenue increase came from the acquisition of the Aker subsea business in the fourth quarter of 2023.

International revenue grew by 18% year on year, compensating for a softer North American market where revenue declined by 6%. Excluding the contribution of the acquired Aker subsea business, international revenue grew by 10%.

During the first quarter of 2024, SLB continued to benefit from its favorable exposure to the international markets, with year-on-year growth of 29% in the Middle East & Asia, in addition to growth of 18% in Europe & Africa.

SLB’s Core divisions—consisting of Reservoir Performance, Well Construction, and Production Systems—achieved revenue growth of 13% year on year and expanded pretax segment operating margin by more than 200 bps. This growth was supported by investments in long-cycle developments and production capacity expansions, particularly in the Middle East & Asia and Latin America.

Digital & Integration

Digital & Integration revenue of $953 million increased 7% year on year as a result of growth in digital sales in the international markets while APS revenue was flat year on year.

Digital & Integration pretax operating margin of 27% contracted 300 bps year on year due to the effects of higher APS amortization expense and lower gas prices.

Reservoir Performance

Reservoir Performance revenue of $1.7 billion grew 15% year on year due to increased stimulation, evaluation, and intervention services across all areas on land and offshore and from both exploration and production activity. More than 70% of the revenue growth was recorded in the Middle East & Asia.

Reservoir Performance pretax operating margin of 20% expanded 356 bps year on year with profitability improving internationally driven by higher activity and improved pricing from increased technology intensity in evaluation and stimulation.

Well Construction

Well Construction revenue of $3.4 billion increased 3% year on year driven by strong international activity, primarily in the Middle East & Asia.

Well Construction pretax operating margin of 20% was essentially flat year on year.

Production Systems

Production Systems revenue of $2.8 billion increased 28% year on year, mainly due to the acquisition of the Aker subsea business. Excluding the effects of the Aker subsea acquisition, revenue grew 6% year on year driven by double-digit international sales. Organic year-on-year growth was led by strong international sales of completions, surface production systems, and artificial lift.

Production Systems pretax operating margin expanded 490 bps year on year driven by a favorable activity mix, execution efficiency, and the conversion of improved-priced backlog.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	First Quarter
	2024	2023
Earnings of equity method investments	$46	$39
Interest income	38	17
Gain on sale of Liberty shares	-	36
	$84	$92

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the first quarter ended March 31, 2024 and 2023 were as follows:

	First Quarter
	2024	2023
Research & engineering	2.1%	2.3%
General & administrative	1.4%	1.2%

The effective tax rate was 19% for both the first quarter of 2024 and 2023.

Charges and Credits

SLB recorded charges and credits during the first quarters of 2024 and 2023. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements.

2024:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
Merger and integration	$25	$6	$5	$14

2023:

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
Gain on sale of Liberty shares	$(36)	$(8)	$(28)

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Mar. 31,	Mar. 31,	Dec. 31,
Components of Liquidity:	2024	2023	2023
Cash	$2,788	$1,501	$2,900
Short-term investments	703	1,003	1,089
Short-term borrowings and current portion of long-term debt	(1,430)	(2,140)	(1,123)
Long-term debt	(10,740)	(10,698)	(10,842)
Net debt (1)	$(8,679)	$(10,334)	$(7,976)

	Three Months Ended Mar. 31,
Changes in Liquidity:	2024	2023
Net income	$1,098	$944
Charges and credits	25	(36)
Depreciation and amortization (2)	600	563
Earnings of equity method investments, less dividends received	(16)	(32)
Deferred taxes	(30)	112
Stock-based compensation expense	100	81
Increase in working capital	(1,486)	(1,300)
Other	36	(2)
Cash flow from operations	327	330
Capital expenditures	(399)	(410)
APS investments	(121)	(133)
Exploration data costs capitalized	(29)	(52)
Free cash flow (3)	(222)	(265)
Dividends paid	(357)	(249)
Stock repurchase program	(270)	(230)
Proceeds from employee stock plans	100	86
Proceeds from exercise of stock options	15	35
Taxes paid on net settled stock-based compensation awards	(78)	(88)
Business acquisitions and investments, net of cash acquired	(27)	(244)
Proceeds from sale of Liberty shares	-	137
Other	40	(84)
Increase in net debt before impact of changes in foreign exchange rates	(799)	(902)
Impact of changes in foreign exchange rates on net debt	96	(100)
Increase in net debt	(703)	(1,002)
Net debt, beginning of period (1)	(7,976)	(9,332)
Net debt, end of period (1)	$(8,679)	$(10,334)

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

Key liquidity events during the first three months of 2024 and 2023 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $0.5 billion during the first three months of 2024 compared to $0.6 billion during the first three months of 2023. Capital investments for the full year 2024 are expected to be approximately $2.6 billion as compared to $2.6 billion for the full year 2023.
•
In January 2024, SLB announced a 10% increase to its quarterly cash dividend from $0.25 per share of outstanding common stock to $0.275 per share, beginning with the dividend payable in April 2024. Dividends paid during the first quarters of 2024 and 2023 were $357 million and $249 million, respectively.
•
As of March 31, 2024, SLB had cumulatively repurchased approximately $2.0 billion of SLB common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Three months ended March 31, 2024	$270	5.4	$50.13
Three months ended March 31, 2023	$230	4.4	$52.65
•
During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares in Liberty and received proceeds of $137 million.

In April 2024, SLB announced that it is raising its 2024 target for total returns of capital to shareholders (consisting of dividends and share repurchases) from $2.5 billion to $3 billion. The targeted $0.5 billion increase will be in the form of additional share repurchases. SLB also set its target for total returns of capital to shareholders in 2025 at $4 billion.

As of March 31, 2024, SLB had $3.5 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, $4.7 billion of which was available and unused. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

Borrowings under the commercial paper programs at March 31, 2024 were $345 million all of which were classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2023.

SLB has a global footprint in more than 100 countries. As of March 31, 2024, only four of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Only one of these countries, Mexico, represented greater than 10% of such receivables. As of March 31, 2024, Mexico represented 12% of SLB's net accounts receivable balance. SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This first-quarter 2024 Form 10-Q, as well as other statements we make, contains “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

This Form 10-Q also includes forward-looking statements relating to the proposed transaction between SLB and ChampionX, including statements regarding the benefits of the transaction and the anticipated timing of the transaction. Factors and risks that may impact future results and performance include, but are not limited to, and in each case as a possible result of the proposed transaction on each of SLB and ChampionX: the ultimate outcome of the proposed transaction between SLB and ChampionX, including the possibility that ChampionX stockholders will not adopt the merger agreement in respect of the proposed transaction; the effect of the announcement of the proposed transaction; the ability to operate the SLB and ChampionX respective businesses, including business disruptions; difficulties in retaining and hiring key personnel and employees; the ability to maintain favorable business relationships with customers, suppliers and other business partners; the terms and timing of the proposed transaction; the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed transaction; the anticipated or actual tax treatment of the proposed transaction; the ability to satisfy closing conditions to the completion of the proposed transaction (including the adoption of the merger agreement in respect of the proposed transaction by ChampionX stockholders); other risks related to the completion of the proposed transaction and actions related thereto; the ability of SLB and ChampionX to integrate the business successfully and to achieve anticipated synergies and value creation from the proposed transaction, as well as the risk factors discussed in SLB’s and ChampionX’s most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of April 24, 2024, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk affecting SLB, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the SLB Annual Report on Form 10-K for the fiscal year ended December 31, 2023. SLB’s exposure to market risk has not changed materially since December 31, 2023.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as follows:

We may be unable to complete the proposed acquisition of ChampionX.

We or ChampionX may terminate the merger agreement between the parties (the “merger agreement”) in certain circumstances as described in our Current Report on Form 8-K filed with the SEC on April 2, 2024. If the proposed acquisition is not completed for any reason, including as a result of failure to obtain required regulatory approvals or if the ChampionX stockholders fail to approve the acquisition, the market price of our common stock may be adversely affected; we may experience negative reactions from the financial markets, customers, suppliers and other constituencies; we will be required to pay certain costs relating to the acquisition; and SLB may be required to pay a termination fee under certain circumstances set forth in the merger agreement.

We may fail to realize the anticipated benefits of the proposed acquisition of ChampionX.

If the acquisition is completed, the success of the acquisition will depend on, among other things, our ability to combine our business with that of ChampionX in a manner that facilitates growth opportunities and realizes anticipated synergies. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of March 31, 2024, SLB had repurchased $2.0 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended March 31, 2024 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
January 2024	1,428.6	$50.63	1,428.6	$8,205,969
February 2024	2,173.2	$48.37	2,173.2	$8,100,861
March 2024	1,790.2	$51.86	1,790.2	$8,008,018
	5,392.0	$50.13	5,392.0

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

SLB’s residual transactions or dealings with the government of Iran during the first quarter of 2024 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 6. Exhibits.

*** Exhibit 2—Agreement and Plan of Merger among Schlumberger Limited, Sodium Holdco, Inc., Sodium Merger Sub, Inc., and ChampionX Corporation, dated April 2, 2024 (incorporated by reference to Exhibit 2 to SLB’s Current Report on Form 8-K/A filed on April 2, 2024).

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

* Exhibit 101.DEF—Inline XBRL Taxonomy Extension Definition Linkbase Document

* Exhibit 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document

* Exhibit 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit 104—Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this Form 10-Q.

** Furnished with this Form 10-Q.

*** Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). SLB agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(+) Management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHLUMBERGER LIMITED
Date:	April 24, 2024	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory