Form 10-Q
period 2024-06-30
SCHLUMBERGER LIMITED/NV
filed 2024-07-24
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2024
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,419,841,229

SCHLUMBERGER LIMITED

Second Quarter 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Second Quarter		Six Months
	2024	2023	2024	2023
Revenue
Services	$5,902	$5,563	$11,578	$10,897
Product sales	3,237	2,536	6,268	4,938
Total Revenue	9,139	8,099	17,846	15,835
Interest & other income	85	82	169	174
Expenses
Cost of services	4,523	4,288	8,939	8,417
Cost of sales	2,739	2,214	5,331	4,370
Research & engineering	188	163	369	337
General & administrative	94	96	215	187
Restructuring	111	-	111	-
Merger & integration	16	-	27	-
Interest	132	127	245	244
Income before taxes	1,421	1,293	2,778	2,454
Tax expense	276	246	535	464
Net income	1,145	1,047	2,243	1,990
Net income attributable to noncontrolling interests	33	14	63	23
Net income attributable to SLB	$1,112	$1,033	$2,180	$1,967

Basic income per share of SLB	$0.78	$0.73	$1.53	$1.38

Diluted income per share of SLB	$0.77	$0.72	$1.51	$1.36
Average shares outstanding:
Basic	1,428	1,423	1,429	1,425
Assuming dilution	1,443	1,442	1,445	1,444

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Second Quarter		Six Months
	2024	2023	2024	2023
Net income	$1,145	$1,047	$2,243	$1,990
Currency translation adjustments
Unrealized net change arising during the period	30	(43)	53	(77)
Cash flow hedges
Net (loss) gain on cash flow hedges	(26)	105	(43)	72
Reclassification to net income of net realized gain	6	(9)	5	(14)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial gain	(1)	(2)	(1)	(4)
Amortization to net income of net prior service credit	(5)	(6)	(11)	(11)
Income taxes on pension and other postretirement benefit plans	2	2	3	3
Other	(4)	-	1	-
Comprehensive income	1,147	1,094	2,250	1,959
Comprehensive income attributable to noncontrolling interests	33	14	63	23
Comprehensive income attributable to SLB	$1,114	$1,080	$2,187	$1,936

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Jun. 30,
	2024	Dec. 31,
	(Unaudited)	2023
ASSETS
Current Assets
Cash	$2,953	$2,900
Short-term investments	1,050	1,089
Receivables less allowance for doubtful accounts (2024 - $318; 2023 - $337)	8,605	7,812
Inventories	4,504	4,387
Other current assets	1,405	1,530
	18,517	17,718
Investments in Affiliated Companies	1,678	1,624
Fixed Assets less accumulated depreciation	7,335	7,240
Goodwill	14,530	14,084
Intangible Assets	3,198	3,239
Other Assets	4,115	4,052
	$49,373	$47,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,099	$10,904
Estimated liability for taxes on income	867	994
Short-term borrowings and current portion of long-term debt	1,033	1,123
Dividends payable	410	374
	12,409	13,395
Long-term Debt	12,156	10,842
Postretirement Benefits	175	175
Deferred Taxes	135	140
Other Liabilities	2,218	2,046
	27,093	26,598
Equity
Common stock	11,401	11,624
Treasury stock	(973)	(678)
Retained earnings	14,890	13,497
Accumulated other comprehensive loss	(4,247)	(4,254)
SLB stockholders’ equity	21,071	20,189
Noncontrolling interests	1,209	1,170
	22,280	21,359
	$49,373	$47,957

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,243	$1,990
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits	167	(36)
Depreciation and amortization (1)	1,231	1,124
Deferred taxes	(29)	118
Stock-based compensation expense	173	160
Earnings of equity method investments, less dividends received	12	(79)
Change in assets and liabilities: (2)
Increase in receivables	(755)	(614)
Increase in inventories	(149)	(368)
Decrease in other current assets	107	157
Increase in other assets	(5)	(18)
Decrease in accounts payable and accrued liabilities	(1,080)	(270)
Decrease in estimated liability for taxes on income	(167)	(191)
Increase (decrease) in other liabilities	19	(63)
Other	(4)	28
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,763	1,938
Cash flows from investing activities:
Capital expenditures	(862)	(881)
APS investments	(256)	(253)
Exploration data costs capitalized	(91)	(83)
Business acquisitions and investments, net of cash acquired	(505)	(262)
Proceeds from sale of Liberty shares	-	137
Sale (purchase) of short-term investments, net	47	(24)
Other	23	(164)
NET CASH USED IN INVESTING ACTIVITIES	(1,644)	(1,530)
Cash flows from financing activities:
Dividends paid	(751)	(605)
Proceeds from employee stock purchase plan	100	86
Proceeds from exercise of stock options	20	38
Taxes paid on net settled stock-based compensation awards	(78)	(144)
Stock repurchase program	(735)	(443)
Proceeds from issuance of long-term debt	1,849	992
Repayment of long-term debt	(426)	-
Net decrease in short-term borrowings	(19)	(48)
Other	(6)	3
NET CASH USED IN FINANCING ACTIVITIES	(46)	(121)
Net increase in cash before translation effect	73	287
Translation effect on cash	(20)	(12)
Cash, beginning of period	2,900	1,655
Cash, end of period	$2,953	$1,930

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2024 – June 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2024	$11,624	$(678)	$13,497	$(4,254)	$1,170	$21,359
Net income			2,180		63	2,243
Currency translation adjustments				53		53
Changes in fair value of cash flow hedges				(38)		(38)
Pension and other postretirement benefit plans				(9)		(9)
Shares sold to optionees, less shares exchanged	(9)	29				20
Vesting of restricted stock, net of taxes withheld	(351)	273				(78)
Employee stock purchase plan	(36)	136				100
Stock repurchase program		(735)				(735)
Stock-based compensation expense	173					173
Dividends declared ($0.55 per share)			(787)			(787)
Other		2		1	(24)	(21)
Balance, June 30, 2024	$11,401	$(973)	$14,890	$(4,247)	$1,209	$22,280

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2023 – June 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2023	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989
Net income			1,967		23	1,990
Currency translation adjustments				(77)		(77)
Changes in fair value of cash flow hedges				58		58
Pension and other postretirement benefit plans				(12)		(12)
Shares sold to optionees, less shares exchanged	(31)	69				38
Vesting of restricted stock, net of taxes withheld	(573)	429				(144)
Employee stock purchase plan	(123)	209				86
Stock repurchase program		(443)				(443)
Stock-based compensation expense	160					160
Dividends declared ($0.50 per share)			(712)			(712)
Dividends paid to noncontrolling interest					(2)	(2)
Other		2			1	3
Balance, June 30, 2023	$11,270	$(750)	$11,974	$(3,886)	$326	$18,934

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2024 – June 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2024	$11,344	$(531)	$14,172	$(4,249)	$1,187	$21,923
Net income			1,112		33	1,145
Currency translation adjustments				30		30
Changes in fair value of cash flow hedges				(20)		(20)
Pension and other postretirement benefit plans				(4)		(4)
Shares sold to optionees, less shares exchanged	(3)	8				5
Vesting of restricted stock, net of taxes withheld	(13)	13				-
Stock repurchase program		(465)				(465)
Stock-based compensation expense	73					73
Dividends declared ($0.275 per share)			(394)		(11)	(405)
Other		2		(4)		(2)
Balance, June 30, 2024	$11,401	$(973)	$14,890	$(4,247)	$1,209	$22,280

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
April 1, 2023– June 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, April 1, 2023	$11,264	$(559)	$11,296	$(3,933)	$312	$18,380
Net income			1,033		14	1,047
Currency translation adjustments				(43)		(43)
Changes in fair value of cash flow hedges				96		96
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged	(3)	6				3
Vesting of restricted stock, net of taxes withheld	(70)	14				(56)
Stock repurchase program		(213)				(213)
Stock-based compensation expense	79					79
Dividends declared ($0.25 per share)			(355)			(355)
Other		2				2
Balance, June 30, 2023	$11,270	$(750)	$11,974	$(3,886)	$326	$18,934

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2024	1,439	(12)	1,427
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	5	5
Shares issued under employee stock purchase plan	-	2	2
Stock repurchase program	-	(15)	(15)
Balance, June 30, 2024	1,439	(19)	1,420

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The December 31, 2023 balance sheet information has been derived from the SLB 2023 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on January 24, 2024.

Recently Announced Transaction

On April 2, 2024, SLB announced a definitive agreement to purchase ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Under the terms of the agreement, ChampionX shareholders will receive 0.735 shares of SLB common stock in exchange for each ChampionX share. At the closing of the transaction ChampionX shareholders will own approximately 9% of SLB's outstanding shares of common stock. ChampionX reported revenue of approximately $3.8 billion in 2023. The transaction, which is subject to regulatory approvals and other customary closing conditions, received the approval of the ChampionX stockholders at a special meeting held on June 18, 2024. It is anticipated that the transaction will close in the fourth quarter of 2024 or the first quarter of 2025.

2. Charges and Credits

2024

Second quarter

During the second quarter of 2024 SLB started a program to realign and optimize its support and service delivery structure in certain parts of its organization. As a result SLB recorded a severance charge of $111 million which is classified in Restructuring in the Consolidated Statement of Income. This program is expected to result in additional charges in the third quarter of 2024.

In connection with SLB's October 2023 acquisition of Aker Solutions ("Aker") subsea business, SLB recorded $31 million of pretax charges during the second quarter of 2024 consisting of: $15 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value and $16 million of other merger and integration-related costs. $15 million of these costs are classified in Cost of Sales in the Consolidated Statement of Income, with the remaining $16 million classified in Merger & integration.

First quarter

In connection with SLB's acquisition of the Aker subsea business, SLB recorded $25 million of charges during the first quarter of 2024 consisting of: $14 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value and $11 million of other merger and integration-related costs. $14 million of these costs are classified in Cost of Sales in the Consolidated Statement of Income with the remaining $11 million classified in Merger & integration.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger & integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger & integration	31	5	8	18
	$167	$28	$13	$126

2023

On December 31, 2020, SLB contributed its onshore hydraulic fracturing business in the United States and Canada, including its pressure pumping, pumpdown perforating, and Permian frac sand business to Liberty Energy Inc. (“Liberty”) in exchange for an equity interest in Liberty. During the first quarter of 2023, SLB sold all of its remaining approximately 9 million shares of Liberty and received net proceeds of $137 million. As a result, SLB recognized a pretax gain of $36 million ($28 million after-tax), which is classified in Interest & other income in the Consolidated Statement of Income.

SLB did not record any charges or credits during the second quarter of 2023.

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2024			2023
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Second Quarter
Basic	$1,112	1,428	$0.78	$1,033	1,423	$0.73
Assumed exercise of stock options	-	1		-	2
Unvested restricted stock	-	14		-	17
Diluted	$1,112	1,443	$0.77	$1,033	1,442	$0.72

	2024			2023
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Six Months
Basic	$2,180	1,429	$1.53	$1,967	$1,425	$1.38
Assumed exercise of stock options	-	1		-	2
Unvested restricted stock	-	15		-	17
Diluted	$2,180	1,445	$1.51	$1,967	$1,444	$1.36

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Second Quarter		Six Months
	2024	2023	2024	2023
Employee stock options	17	22	17	22

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2024	2023
Raw materials & field materials	$2,440	$2,296
Work in progress	821	762
Finished goods	1,243	1,329
	$4,504	$4,387

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2024	2023
Property, plant & equipment	$30,198	$29,965
Less: Accumulated depreciation	22,863	22,725
	$7,335	$7,240

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2024	2023
Second Quarter	$384	$353
Six Months	$761	$700

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Jun. 30, 2024			Dec. 31, 2023
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,887	$754	$1,133	$1,887	$709	$1,178
Technology/technical know-how	1,622	821	801	1,516	770	746
Tradenames	795	282	513	795	265	530
Other	1,598	847	751	1,582	797	785
	$5,902	$2,704	$3,198	$5,780	$2,541	$3,239

Amortization expense charged to income was as follows:

(Stated in millions)

	2024	2023
Second Quarter	$82	$77
Six Months	$163	$153

Based on the carrying value of intangible assets at June 30, 2024, amortization expense for the subsequent five years is estimated to be: remaining two quarters of 2024—$167 million; 2025—$314 million; 2026—$305 million; 2027—$301 million; 2028—$292 million; and 2029—$279 million.

7. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Jun. 30,	Dec. 31,
	2024	2023
3.90% Senior Notes due 2028	$1,473	$1,469
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,067	1,104
2.00% Guaranteed Notes due 2032	1,061	1,098
0.25% Notes due 2027	960	994
0.50% Notes due 2031	959	992
4.30% Senior Notes due 2029	847	847
1.00% Guaranteed Notes due 2026	640	662
4.00% Senior Notes due 2025	523	523
1.40% Senior Notes due 2025	499	499
4.50% Senior Notes due 2028	497	497
4.85% Senior Notes due 2033	497	497
5.00% Senior Notes due 2027	494	-
5.00% Senior Notes due 2029	492	-
5.00% Senior Notes due 2034	489	-
7.00% Notes due 2038	199	200
5.95% Notes due 2041	111	112
5.13% Notes due 2043	98	98
	$12,156	$10,842

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at June 30, 2024 and December 31, 2023, was $11.3 billion and $10.2 billion, respectively.

At June 30, 2024, SLB had committed credit facility agreements aggregating $5.0 billion with commercial banks, of which $4.6 billion was available and unused. These committed facilities, of which $2.0 billion matures in February 2027 and $3.0 billion matures in December 2028, support commercial paper programs in the United States and Europe. Borrowings under the commercial paper programs at June 30, 2024 were $374 million, all of which were classified in Short-term borrowings and current portion of long-term debt in the Consolidated Balance Sheet. There were no borrowings under the commercial paper programs at December 31, 2023.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of June 30, 2024, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Jun. 30, 2024	Dec. 31, 2023
Accounts payable and accrued liabilities	$17	$-
Other Assets	$12	$36
Other Liabilities	$158	$67

The fair values were determined using a model with inputs that are observable in the market or can be derived or corroborated by observable data.

SLB has entered into derivative contracts that hedge the price of oil related to approximately 75% of the projected oil production for the third and fourth quarters of 2024, approximately 50% for the first quarter of 2025, and approximately 25% for the second quarter of 2025 for one of its Asset Performance Solutions ("APS") projects. These contracts are accounted for as cash flow hedges, with changes in the fair value of the hedge recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings in the same period or periods that the hedged item is recognized in earnings.

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $6.3 billion and $5.4 billion in various foreign currencies as of June 30, 2024 and December 31, 2023, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of June 30, 2024 and December 31, 2023.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Second Quarter		Six Months
	2024	2023	2024	2023	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$(52)	$38	$(146)	$132	Cost of services/sales
Cross-currency interest rate swaps	(22)	(22)	(44)	(44)	Interest expense
Commodity contracts	(7)	4	(10)	7	Revenue
Foreign exchange contracts	2	4	2	7	Cost of services/sales
Foreign exchange contracts	(1)	-	2	-	Revenue
	$(80)	$24	$(196)	$102
Derivatives not designated as hedges:
Foreign exchange contracts	$18	$(27)	$23	$(26)	Cost of services/sales

SLB issued a credit default swap ("CDS") to a third-party financial institution that has a notional amount outstanding, as of June 30, 2024, of $463 million. The CDS related to a secured borrowing provided by the financial institution to SLB's primary customer in Mexico. The secured borrowing was utilized by this customer to pay certain of SLB's outstanding receivables. The notional amount of the CDS reduces on a monthly basis over its remaining 20-month term. The fair value of this derivative liability was not material at June 30, 2024.

In July 2024, SLB issued a CDS to a different third-party financial institution for a notional amount of $550 million relating to a borrowing provided by the financial institution to SLB's primary customer in Mexico. This borrowing was utilized by the customer to pay certain of SLB's outstanding receivables. The notional amount of this CDS reduces on a monthly basis over its 24-month term.

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

10. Segment Information

		(Stated in millions)

	Second Quarter 2024		Second Quarter 2023
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,050	$325	$947	$322
Reservoir Performance	1,819	376	1,643	306
Well Construction	3,411	742	3,362	731
Production Systems	3,025	473	2,313	278
Eliminations & other	(166)	(62)	(166)	(56)
		1,854		1,581
Corporate & other (1)		(191)		(183)
Interest income (2)		29		19
Interest expense (3)		(129)		(124)
Charges and credits (4)		(142)		-
	$9,139	$1,421	$8,099	$1,293

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($9 million in 2024; $- million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in both 2024 and 2023).
(4)
See Note 2 – Charges and Credits.

		(Stated in millions)

	Six Months 2024		Six Months 2023
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$2,003	$579	$1,840	$587
Reservoir Performance	3,544	715	3,146	548
Well Construction	6,779	1,432	6,623	1,403
Production Systems	5,843	873	4,520	483
Eliminations & other	(323)	(97)	(294)	(49)
		3,502		2,972
Corporate & other (1)		(382)		(353)
Interest income (2)		63		36
Interest expense (3)		(238)		(237)
Charges and credits (4)		(167)		36
	$17,846	$2,778	$15,835	$2,454

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($13 million in 2024; $- million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($7 million in both 2024 and 2023).
(4)
See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Second Quarter		Six Months
	2024	2023	2024	2023
North America	$1,644	$1,746	$3,242	$3,443
Latin America	1,742	1,624	3,395	3,242
Europe & Africa (1)	2,442	2,031	4,764	4,005
Middle East & Asia	3,268	2,642	6,348	5,035
Other	43	56	97	110
	$9,139	$8,099	$17,846	$15,835

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Second Quarter 2024
	North
	America	International	Other	Total
Digital & Integration	$291	$757	$2	$1,050
Reservoir Performance	134	1,684	1	1,819
Well Construction	592	2,768	51	3,411
Production Systems	640	2,378	7	3,025
Eliminations & other	(13)	(135)	(18)	(166)
	$1,644	$7,452	$43	$9,139

	Second Quarter 2023
	North
	America	International	Other	Total
Digital & Integration	$234	$712	$1	$947
Reservoir Performance	130	1,512	1	1,643
Well Construction	721	2,582	59	3,362
Production Systems	679	1,628	6	2,313
Eliminations & other	(18)	(137)	(11)	(166)
	$1,746	$6,297	$56	$8,099

	Six Months 2024
	North
	America	International	Other	Total
Digital & Integration	$527	$1,474	$2	$2,003
Reservoir Performance	264	3,276	4	3,544
Well Construction	1,196	5,475	108	6,779
Production Systems	1,286	4,543	14	5,843
Eliminations & other	(31)	(261)	(31)	(323)
	$3,242	$14,507	$97	$17,846

	Six Months 2023
	North
	America	International	Other	Total
Digital & Integration	$485	$1,354	$1	$1,840
Reservoir Performance	250	2,892	4	3,146
Well Construction	1,432	5,075	116	6,623
Production Systems	1,305	3,202	13	4,520
Eliminations & other	(29)	(241)	(24)	(294)
	$3,443	$12,282	$110	$15,835

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.4 billion at both June 30, 2024 and December 31, 2023. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $5.1 billion at June 30, 2024, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.0 billion at both June 30, 2024 and December 31, 2023. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter 2024 Compared to First Quarter 2024

		(Stated in millions)

	Second Quarter 2024		First Quarter 2024
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,050	$325	$953	$254
Reservoir Performance	1,819	376	1,725	339
Well Construction	3,411	742	3,368	690
Production Systems	3,025	473	2,818	400
Eliminations & other	(166)	(62)	(157)	(34)
		1,854		1,649
Corporate & other (1)		(191)		(191)
Interest income (2)		29		34
Interest expense (3)		(129)		(110)
Charges and credits (4)		(142)		(25)
	$9,139	$1,421	$8,707	$1,357

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($9 million in the second quarter of 2024; $4 million in the first quarter of 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($3 million in both the first and second quarter of 2024).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Second-quarter 2024 results reflected broad-based sequential international revenue growth and margin expansion across all Divisions. SLB's Core Divisions—Reservoir Performance, Well Construction, and Production Systems—continued to build on their positive momentum and its digital business accelerated, resulting in the highest quarterly international revenue since 2014. These results demonstrate SLB’s strong position in key, resilient markets, as it continues to benefit from elevated activity in the Middle East & Asia, particularly in gas, and SLB’s clients’ increased investments in deepwater basins, exploration, and digital.

Second-quarter 2024 global revenue of $9.1 billion grew 5% sequentially, led by the Middle East & Asia which increased 6%. The increase in this area was driven by capacity expansions, gas development projects, and production and recovery. SLB also continued to benefit from its enhanced offshore exposure, particularly in deepwater basins across Latin America, Europe & Africa, and in the US Gulf of Mexico. Consequently, pretax operating margin improved sequentially in each of the four Divisions.

Looking ahead to the second half of the year, SLB expects ongoing momentum in the international markets, strong digital sales, and its cost efficiency programs will unlock further margin expansion. Beyond 2024, the fundamentals of this cycle remain in place, and there is a long tailwind of growth opportunities, including long-cycle gas and deepwater projects, production and recovery activity, and the secular trends of digital and decarbonization. This represents a strong backdrop for SLB to continue its margin expansion journey.

Digital & Integration

Digital & Integration revenue of $1.1 billion increased 10% sequentially due to higher digital revenue while Asset Performance Solutions (“APS”) revenue was flat. Growth in digital revenue was driven by the increased adoption of SLB’s digital solutions and higher exploration data license sales.

Digital & Integration pretax operating margin of 31% expanded 435 basis points (“bps”) sequentially, primarily due to improved profitability in digital following strong exploration data license sales and higher uptake of digital solutions.

Reservoir Performance

Reservoir Performance revenue of $1.8 billion grew 5% sequentially due to increased intervention and stimulation activity across all geographic areas, with approximately 70% of the growth coming from the Middle East & Asia.

Reservoir Performance pretax operating margin of 21% increased 98 bps sequentially with profitability improving across the international markets driven by higher activity.

Well Construction

Well Construction revenue of $3.4 billion increased 1% sequentially primarily driven by strong measurements and fluids activity internationally.

Well Construction pretax operating margin of 22% expanded 125 bps sequentially due to the international activity increases in measurements and fluids.

Production Systems

Production Systems revenue of $3.0 billion increased 7% sequentially driven by the international markets with strong activity in Europe & Africa, followed by Latin America and the Middle East & Asia.

Production Systems pretax operating margin of 16% expanded 146 bps sequentially due to improved profitability in subsea production systems and artificial lift.

Six Months 2024 Compared to Six Months 2023

		(Stated in millions)

	Six Months 2024		Six Months 2023
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$2,003	$579	$1,840	$587
Reservoir Performance	3,544	715	3,146	548
Well Construction	6,779	1,432	6,623	1,403
Production Systems	5,843	873	4,520	483
Eliminations & other	(323)	(97)	(294)	(49)
		3,502		2,972
Corporate & other (1)		(382)		(353)
Interest income (2)		63		36
Interest expense (3)		(238)		(237)
Charges and credits (4)		(167)		36
	$17,846	$2,778	$15,835	$2,454

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($13 million in 2024; $- million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($7 million in both 2024 and 2023).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Six-month 2024 revenue of $17.8 billion increased 13% year on year. Approximately 50% of the year-on-year revenue increase came from the acquisition of the Aker subsea business in the fourth quarter of 2023.

International revenue grew by 18% year on year. Excluding the contribution of the acquired Aker subsea business, international revenue increased by 11% driven by higher activity in the Middle East & Asia. North America revenue decreased by 6% primarily due to lower drilling in US land.

Digital & Integration

Digital & Integration revenue of $2.0 billion increased 9% year on year due to digital growing in line with SLB’s ambition of full-year growth in the high-teens.

Digital & Integration pretax operating margin of 29% contracted 298 bps year on year due to the effects of higher APS amortization expense and lower gas prices.

Reservoir Performance

Reservoir Performance revenue of $3.5 billion increased 13% year on year due to increased stimulation and intervention activity, with approximately 75% of the revenue growth coming from the Middle East & Asia.

Reservoir Performance pretax operating margin of 20% expanded 276 bps year on year on improved profitability in the international markets driven by higher activity and improved pricing from increased technology intensity.

Well Construction

Well Construction revenue of $6.8 billion increased 2% year on year. This revenue increase was driven by 8% growth internationally, primarily in the Middle East & Asia, partially offset by a 16% reduction in North America largely due to lower drilling in US land.

Well Construction pretax operating margin of 21% was essentially flat year on year.

Production Systems

Production Systems revenue of $5.8 billion increased 29% year on year mainly due to the acquisition of the Aker subsea business. Excluding the effects of the Aker subsea acquisition, revenue grew 8% year on year driven by a 13% increase in international sales. Organic year-on-year growth was led by strong international sales of artificial lift, surface production systems, and completions.

Production Systems pretax operating margin of 15% expanded 425 bps year on year driven by a favorable activity mix, execution efficiency, and conversion of improved-price backlog.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Second Quarter	First Quarter	Six Months
	2024	2024	2024	2023
Earnings of equity method investments	$47	$46	$93	$102
Interest income	38	38	76	36
Gain on sale of Liberty shares	-	-	-	36
	$85	$84	$169	$174

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the second quarter and first quarter of 2024 and the first six months of 2024 and 2023 were as follows:

	Second	First
	Quarter	Quarter	Six Months
	2024	2024	2024	2023
Research & engineering	2.1%	2.1%	2.1%	2.1%
General & administrative	1.0%	1.4%	1.2%	1.2%

Charges and Credits

SLB recorded charges and credits during the first six months of 2024 and 2023. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements. SLB did not record any charges or credits during the second quarter of 2023.

2024:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger & integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger & integration	31	5	8	18
	$167	$28	$13	$126

2023:

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
Gain on sale of Liberty shares	$(36)	$(8)	$(28)

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Jun. 30,	Jun. 30,	Dec. 31,
Components of Liquidity:	2024	2023	2023
Cash	$2,953	$1,930	$2,900
Short-term investments	1,050	1,264	1,089
Short-term borrowings and current portion of long-term debt	(1,033)	(1,993)	(1,123)
Long-term debt	(12,156)	(11,342)	(10,842)
Net debt (1)	$(9,186)	$(10,141)	$(7,976)

	Six Months Ended Jun. 30,
Changes in Liquidity:	2024	2023
Net income	$2,243	$1,990
Charges and credits	167	(36)
Depreciation and amortization (2)	1,231	1,124
Earnings of equity method investments, less dividends received	12	(79)
Deferred taxes	(29)	118
Stock-based compensation expense	173	160
Increase in working capital	(2,044)	(1,286)
Other	10	(53)
Cash flow from operations	1,763	1,938
Capital expenditures	(862)	(881)
APS investments	(256)	(253)
Exploration data costs capitalized	(91)	(83)
Free cash flow (3)	554	721
Dividends paid	(751)	(605)
Stock repurchase program	(735)	(443)
Proceeds from employee stock plans	120	124
Taxes paid on net settled stock-based compensation awards	(78)	(144)
Business acquisitions and investments, net of cash acquired	(505)	(262)
Proceeds from sale of Liberty shares	-	137
Other	14	(167)
Increase in net debt before impact of changes in foreign exchange rates	(1,381)	(639)
Impact of changes in foreign exchange rates on net debt	171	(170)
Increase in net debt	(1,210)	(809)
Net debt, beginning of period (1)	(7,976)	(9,332)
Net debt, end of period (1)	$(9,186)	$(10,141)

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

Key liquidity events during the first six months of 2024 and 2023 included:

•
Working capital consumed $2.0 billion of liquidity during the six months ended June 30, 2024 compared to $1.3 billion during six months ended June 30, 2023 primarily driven by receivables and accounts payable offset in part by improved inventory efficiency.

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.2 billion during the first six months of 2024 compared to $1.2 billion during the first six months of 2023. Capital investments for the full year 2024 are expected to be approximately $2.6 billion, which is the same level as the full year 2023.
•
In January 2024, SLB announced a 10% increase to its quarterly cash dividend from $0.25 per share of outstanding common stock to $0.275 per share, beginning with the dividend payable in April 2024. Dividends paid during the first six months of 2024 and 2023 were $751 million and $605 million, respectively.
•
As of June 30, 2024, SLB had cumulatively repurchased approximately $2.5 billion of SLB common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Six months ended June 30, 2024	$735	15.3	$48.01
Six months ended June 30, 2023	$443	8.9	$49.95
•
During the second quarter of 2024, SLB issued $500 million of 5.00% Senior Notes due 2027, $500 million of 5.00% Senior Notes due 2029, and $500 million of 5.00% Senior Notes due 2034.
•
During the second quarter of 2024, SLB and Aker Carbon Capture ASA (“ACC”) announced the closing of their previously announced joint venture. The new company combines technology portfolios, expertise, and operation platforms to support accelerated carbon capture adoption for industrial decarbonization at scale. At closing, SLB paid NOK 4.1 billion ($0.4 billion) in cash to ACC for the purchase of 80% of the shares in Aker Carbon Capture Holdings AS (“ACCH”), which held the business of ACC. ACC is also entitled to performance-based payments of up to NOK 1.4 billion if certain targets are met over the period from 2025 to 2027.

After a lock-up period of three years, ACC is entitled to sell its 20% interest in ACCH to SLB during a period of six months for a price based on the fair market value of the combined business subject to a floor of NOK 1.0 billion and a ceiling of NOK 2.1 billion (the “put option”). Additionally, after the expiration of the put option, SLB has the right to purchase ACC’s 20% interest in the combined business during the following six months for a price based on the fair market value of the combined business subject to a floor of NOK 1.5 billion and a ceiling of NOK 2.6 billion.

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

As of June 30, 2024, SLB had $4.0 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, $4.6 billion of which was available and unused. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of June 30, 2024, only three of those countries individually accounted for greater than 5% of SLB’s net receivable balance. One of these countries, Mexico, represented greater than 10% of such receivables. As of June 30, 2024, Mexico represented 15% of SLB's net accounts receivable balance. In July 2024, SLB issued a credit default swap ("CDS") to a third-party financial institution for a notional amount of $550 million relating to a borrowing provided by the financial institution to SLB's primary customer in Mexico. This borrowing was utilized by the customer to pay approximately $645 million of SLB's outstanding receivables in July 2024. SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

FORWARD-LOOKING STATEMENTS

This second-quarter 2024 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; -SLB’s capital allocation plans, including dividend plans and share repurchase programs; SLB’s APS projects, joint ventures, and other alliances; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

This Form 10-Q also includes forward-looking statements relating to the proposed transaction between SLB and ChampionX, including statements regarding the benefits of the transaction and the anticipated timing of the transaction. Factors and risks that may impact future results and performance include, but are not limited to, and in each case as a possible result of the proposed transaction on each of SLB and ChampionX: the ultimate outcome of the proposed transaction between SLB and ChampionX; the ability to operate the SLB and ChampionX respective businesses, including business disruptions; difficulties in retaining and hiring key personnel and employees; the ability to maintain favorable business relationships with customers, suppliers and other business partners; the terms and timing of the proposed transaction; the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed transaction; the anticipated or actual tax treatment of the proposed transaction; the ability to satisfy closing conditions to the completion of the proposed transaction; other risks related to the completion of the proposed transaction and actions related thereto; the ability of SLB and ChampionX to integrate the business successfully and to achieve anticipated synergies and value creation from the proposed transaction; the ability to secure government regulatory approvals on the terms expected, at all or in a timely manner; litigation and regulatory proceedings, including any proceedings that may be instituted against SLB or ChampionX related to the proposed transaction, as well as the risk factors discussed in SLB’s and ChampionX’s most recent Forms 10-K, 10-Q, and 8-K filed with or furnished to the SEC.

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of July 24, 2024, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

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

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of SLB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than the risk factors disclosed in Item 1A of SLB’s Quarterly Report on Form 10-Q filed on April 24, 2024, which is hereby incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of June 30, 2024, SLB had repurchased $2.5 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended June 30, 2024 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
April 2024	-	$-	-	$8,008,018
May 2024	1,800.0	$48.12	1,800.0	$7,921,411
June 2024	8,117.9	$46.58	8,117.9	$7,543,249
	9,917.9	$46.86	9,917.9

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

SLB’s residual transactions or dealings with the government of Iran during the second quarter of 2024 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

Item 6. Exhibits.

*** Exhibit 2—Agreement and Plan of Merger among Schlumberger Limited, Sodium Holdco, Inc., Sodium Merger Sub, Inc., and ChampionX Corporation, dated April 2, 2024 (incorporated by reference to Exhibit 2 to SLB’s Current Report on Form 8-K/A filed on April 3, 2024).

Exhibit 3.1—Articles of Incorporation of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3.1 to SLB’s Current Report on Form 8-K filed on April 6, 2016)

Exhibit 3.2—Amended and Restated By-Laws of Schlumberger Limited (Schlumberger N.V.) (incorporated by reference to Exhibit 3 to SLB’s Current Report on Form 8-K filed on April 21, 2023)

Exhibit 4.1—Indenture dated as of December 3, 2013, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited (Schlumberger N.V.), as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on December 3, 2013)

Exhibit 4.2—Second Supplemental Indenture dated as of June 26, 2020, by and among Schlumberger Investment S.A., as issuer, Schlumberger Limited (Schlumberger N.V.), as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on June 26, 2020)

Exhibit 4.3—Fourth Supplemental Indenture dated as of May 29, 2024, among Schlumberger Investment S.A., as issuer, Schlumberger Limited (Schlumberger N.V.), as guarantor, and The Bank of New York Mellon, as trustee (including form of global notes representing 5.000% Senior Notes due 2034) (incorporated by reference to Exhibit 4.1 to SLB’s Current Report on Form 8-K filed on May 29, 2024)

* Exhibit 22—Issuers of Registered Guaranteed Debt Securities

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

SCHLUMBERGER LIMITED
Date:	July 24, 2024	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory