Form 10-Q
period 2024-09-30
SCHLUMBERGER LIMITED/NV
filed 2024-10-23
CIK 87347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
COMMON STOCK, $0.01 PAR VALUE PER SHARE	1,412,154,298

SCHLUMBERGER LIMITED

Third Quarter 2024 Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Stated in millions, except per share amounts)

	Third Quarter		Nine Months
	2024	2023	2024	2023
Revenue
Services	$5,841	$5,719	$17,419	$16,616
Product sales	3,318	2,591	9,586	7,529
Total Revenue	9,159	8,310	27,005	24,145
Interest & other income	96	73	265	247
Expenses
Cost of services	4,465	4,360	13,403	12,777
Cost of sales	2,772	2,232	8,103	6,601
Research & engineering	187	186	557	524
General & administrative	90	81	305	268
Restructuring	65	-	176	-
Merger & integration	33	-	60	-
Interest	136	129	381	373
Income before taxes	1,507	1,395	4,285	3,849
Tax expense	289	259	824	722
Net income	1,218	1,136	3,461	3,127
Net income attributable to noncontrolling interests	32	13	95	36
Net income attributable to SLB	$1,186	$1,123	$3,366	$3,091

Basic income per share of SLB	$0.84	$0.79	$2.36	$2.17

Diluted income per share of SLB	$0.83	$0.78	$2.34	$2.14
Average shares outstanding:
Basic	1,417	1,424	1,425	1,424
Assuming dilution	1,432	1,442	1,441	1,442

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(Stated in millions)

	Third Quarter		Nine Months
	2024	2023	2024	2023
Net income	$1,218	$1,136	$3,461	$3,127
Currency translation adjustments
Unrealized net change arising during the period	(42)	(46)	11	(123)
Marketable securities
Unrealized gain arising during the period	14	-	14	-
Cash flow hedges
Net (loss) gain on cash flow hedges	(5)	24	(48)	96
Reclassification to net income of net realized (gain) loss	(2)	(2)	3	(16)
Pension and other postretirement benefit plans
Amortization to net income of net actuarial gain	(1)	(2)	(2)	(6)
Amortization to net income of net prior service credit	(6)	(6)	(17)	(17)
Income taxes on pension and other postretirement benefit plans	1	2	4	5
Other	(2)	-	(1)	-
Comprehensive income	1,175	1,106	3,425	3,066
Comprehensive income attributable to noncontrolling interests	32	13	95	36
Comprehensive income attributable to SLB	$1,143	$1,093	$3,330	$3,030

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Stated in millions)

	Sept. 30,
	2024	Dec. 31,
	(Unaudited)	2023
ASSETS
Current Assets
Cash	$3,086	$2,900
Short-term investments	1,376	1,089
Receivables less allowance for doubtful accounts (2024 - $332; 2023 - $337)	8,260	7,812
Inventories	4,573	4,387
Other current assets	1,506	1,530
	18,801	17,718
Investments in Affiliated Companies	1,744	1,624
Fixed Assets less accumulated depreciation	7,360	7,240
Goodwill	14,559	14,084
Intangible Assets	3,122	3,239
Other Assets	4,189	4,052
	$49,775	$47,957
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,346	$10,904
Estimated liability for taxes on income	888	994
Short-term borrowings and current portion of long-term debt	1,059	1,123
Dividends payable	406	374
	12,699	13,395
Long-term Debt	11,864	10,842
Postretirement Benefits	176	175
Deferred Taxes	171	140
Other Liabilities	2,137	2,046
	27,047	26,598
Equity
Common stock	11,408	11,624
Treasury stock	(1,294)	(678)
Retained earnings	15,687	13,497
Accumulated other comprehensive loss	(4,290)	(4,254)
SLB stockholders’ equity	21,511	20,189
Noncontrolling interests	1,217	1,170
	22,728	21,359
	$49,775	$47,957

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,461	$3,127
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits	279	(36)
Depreciation and amortization (1)	1,871	1,703
Deferred taxes	32	94
Stock-based compensation expense	244	218
Earnings of equity method investments, less dividends received	(9)	(120)
Change in assets and liabilities: (2)
Increase in receivables	(396)	(1,003)
Increase in inventories	(243)	(334)
Decrease in other current assets	23	107
(Increase) decrease in other assets	(3)	2
Decrease in accounts payable and accrued liabilities	(968)	(10)
Decrease in estimated liability for taxes on income	(147)	(113)
Increase (decrease) in other liabilities	39	(65)
Other	29	45
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,212	3,615
Cash flows from investing activities:
Capital expenditures	(1,322)	(1,345)
APS investments	(390)	(391)
Exploration data costs capitalized	(141)	(121)
Business acquisitions and investments, net of cash acquired	(552)	(280)
Proceeds from sale of Liberty shares	-	137
Purchase of short-term investments, net	(268)	(12)
Purchase of Blue Chip Swap securities	(136)	(169)
Proceeds from sale of Blue Chip securities	92	91
Other	49	(173)
NET CASH USED IN INVESTING ACTIVITIES	(2,668)	(2,263)
Cash flows from financing activities:
Dividends paid	(1,144)	(961)
Proceeds from employee stock purchase plan	219	191
Proceeds from exercise of stock options	25	85
Taxes paid on net settled stock-based compensation awards	(86)	(162)
Stock repurchase program	(1,236)	(594)
Proceeds from issuance of long-term debt	1,475	992
Repayment of long-term debt	(416)	-
Net decrease in short-term borrowings	(142)	(43)
Other	(36)	(11)
NET CASH USED IN FINANCING ACTIVITIES	(1,341)	(503)
Net increase in cash before translation effect	203	849
Translation effect on cash	(17)	(16)
Cash, beginning of period	2,900	1,655
Cash, end of period	$3,086	$2,488

(1)
Includes depreciation of fixed assets and amortization of intangible assets, exploration data costs, and Asset Performance Solutions ("APS") investments.
(2)
Net of the effect of business acquisitions.

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2024 – September 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2024	$11,624	$(678)	$13,497	$(4,254)	$1,170	$21,359
Net income			3,366		95	3,461
Currency translation adjustments				11		11
Changes in unrealized gain on marketable securities				14		14
Changes in fair value of cash flow hedges				(45)		(45)
Pension and other postretirement benefit plans				(15)		(15)
Shares sold to optionees, less shares exchanged	(9)	34				25
Vesting of restricted stock, net of taxes withheld	(386)	300				(86)
Employee stock purchase plan	(65)	284				219
Stock repurchase program		(1,236)				(1,236)
Stock-based compensation expense	244					244
Dividends declared ($0.825 per share)			(1,176)			(1,176)
Dividends paid to noncontrolling interests					(36)	(36)
Other		2		(1)	(12)	(11)
Balance, September 30, 2024	$11,408	$(1,294)	$15,687	$(4,290)	$1,217	$22,728

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
January 1, 2023 – September 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, January 1, 2023	$11,837	$(1,016)	$10,719	$(3,855)	$304	$17,989
Net income			3,091		36	3,127
Currency translation adjustments				(123)		(123)
Changes in fair value of cash flow hedges				80		80
Pension and other postretirement benefit plans				(18)		(18)
Shares sold to optionees, less shares exchanged	(53)	138				85
Vesting of restricted stock, net of taxes withheld	(657)	495				(162)
Employee stock purchase plan	(162)	353				191
Stock repurchase program		(594)				(594)
Stock-based compensation expense	218					218
Dividends declared ($0.75 per share)			(1,068)			(1,068)
Dividends paid to noncontrolling interests					(20)	(20)
Other	(1)	3		(1)	1	2
Balance, September 30, 2023	$11,182	$(621)	$12,742	$(3,917)	$321	$19,707

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2024 – September 30, 2024	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2024	$11,401	$(973)	$14,890	$(4,247)	$1,209	$22,280
Net income			1,186		32	1,218
Currency translation adjustments				(42)		(42)
Changes in unrealized gain on marketable securities				14		14
Changes in fair value of cash flow hedges				(7)		(7)
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged		5				5
Vesting of restricted stock, net of taxes withheld	(35)	27				(8)
Employee stock purchase plan	(29)	148				119
Stock repurchase program		(501)				(501)
Stock-based compensation expense	71					71
Dividends declared ($0.275 per share)			(389)			(389)
Dividends paid to noncontrolling interests					(24)	(24)
Other				(2)		(2)
Balance, September 30, 2024	$11,408	$(1,294)	$15,687	$(4,290)	$1,217	$22,728

	(Stated in millions, except per share amounts)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
July 1, 2023– September 30, 2023	Issued	In Treasury	Earnings	Loss	Interests	Total
Balance, July 1, 2023	$11,270	$(750)	$11,974	$(3,886)	$326	$18,934
Net income			1,123		13	1,136
Currency translation adjustments				(46)		(46)
Changes in fair value of cash flow hedges				22		22
Pension and other postretirement benefit plans				(6)		(6)
Shares sold to optionees, less shares exchanged	(22)	69				47
Vesting of restricted stock, net of taxes withheld	(84)	66				(18)
Employee stock purchase plan	(39)	143				104
Stock repurchase program		(151)				(151)
Stock-based compensation expense	58					58
Dividends declared ($0.25 per share)			(355)			(355)
Dividends paid to noncontrolling interests					(18)	(18)
Other	(1)	2		(1)		-
Balance, September 30, 2023	$11,182	$(621)	$12,742	$(3,917)	$321	$19,707

SHARES OF COMMON STOCK

(Unaudited)

		(Stated in millions)

			Shares
	Issued	In Treasury	Outstanding
Balance, January 1, 2024	1,439	(12)	1,427
Shares sold to optionees, less shares exchanged	-	1	1
Vesting of restricted stock	-	5	5
Shares issued under employee stock purchase plan	-	5	5
Stock repurchase program	-	(26)	(26)
Balance, September 30, 2024	1,439	(27)	1,412

See Notes to Consolidated Financial Statements

SCHLUMBERGER LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Schlumberger Limited and its subsidiaries (“SLB”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of SLB management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. The December 31, 2023 balance sheet information has been derived from the SLB 2023 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the SLB Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on January 24, 2024.

Recently Announced Transaction

On April 2, 2024, SLB announced a definitive agreement to purchase ChampionX Corporation ("ChampionX") in an all-stock transaction. ChampionX is a global leader in chemistry solutions, artificial lift systems, and highly engineered equipment and technologies that help companies drill for and produce oil and gas safely, efficiently, and sustainably around the world. Under the terms of the agreement, ChampionX shareholders will receive 0.735 shares of SLB common stock in exchange for each ChampionX share. At the closing of the transaction ChampionX shareholders will own approximately 9% of SLB's outstanding shares of common stock. ChampionX reported revenue of approximately $3.8 billion in 2023. The transaction, which is subject to regulatory approvals and other customary closing conditions, received the approval of the ChampionX stockholders at a special meeting held on June 18, 2024. It is anticipated that the transaction will close in the first quarter of 2025.

2. Charges and Credits

2024

During the second quarter of 2024, SLB started a program to realign and optimize its support and service delivery structure in certain parts of its organization. As a result, SLB recorded severance charges of $111 million during the second quarter of 2024 and $65 million during the third quarter of 2024, which are classified in Restructuring in the Consolidated Statement of Income.

In connection with the October 2023 acquisition of the Aker Solutions subsea business and the pending ChampionX transaction, SLB recorded $103 million of charges during the first nine months of 2024, consisting of: $43 million relating to the amortization of purchase accounting adjustments associated with the write-up of acquired inventories to its estimated fair value, and $60 million of other merger and integration-related costs. $43 million of these costs are classified in Cost of sales in the Consolidated Statement of Income, with the remaining $60 million classified in Merger & integration.

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger & integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger & integration	31	5	8	18
Third quarter:
Workforce reductions	65	10	-	55
Merger & integration	47	10	7	30
	$279	$48	$20	$211

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

SLB did not record any charges or credits during the second and third quarters of 2023.

3. Earnings per Share

The following is a reconciliation from basic earnings per share of SLB to diluted earnings per share of SLB:

	(Stated in millions, except per share amounts)

	2024			2023
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Third Quarter
Basic	$1,186	1,417	$0.84	$1,123	1,424	$0.79
Assumed exercise of stock options	-	1		-	2
Unvested restricted stock	-	14		-	16
Diluted	$1,186	1,432	$0.83	$1,123	1,442	$0.78

	2024			2023
	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share	Net Income Attributable to SLB	Average Shares Outstanding	Earnings per Share
Nine Months
Basic	$3,366	1,425	$2.36	$3,091	$1,424	$2.17
Assumed exercise of stock options	-	1		-	2
Unvested restricted stock	-	15		-	16
Diluted	$3,366	1,441	$2.34	$3,091	$1,442	$2.14

The number of outstanding options to purchase shares of SLB common stock that were not included in the computation of diluted income per share, because to do so would have had an antidilutive effect, was as follows:

(Stated in millions)

	Third Quarter		Nine Months
	2024	2023	2024	2023
Employee stock options	17	21	17	21

4. Inventories

A summary of inventories, which are stated at the lower of average cost or net realizable value, is as follows:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2024	2023
Raw materials & field materials	$2,456	$2,296
Work in progress	831	762
Finished goods	1,286	1,329
	$4,573	$4,387

5. Fixed Assets

Fixed assets consist of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2024	2023
Property, plant & equipment	$30,400	$29,965
Less: Accumulated depreciation	23,040	22,725
	$7,360	$7,240

Depreciation expense relating to fixed assets was as follows:

(Stated in millions)

	2024	2023
Third Quarter	$394	$365
Nine Months	$1,155	$1,065

6. Intangible Assets

Intangible assets consist of the following:

	(Stated in millions)

	Sept. 30, 2024			Dec. 31, 2023
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Book Value	Amortization	Value	Book Value	Amortization	Value
Customer relationships	$1,887	$776	$1,111	$1,887	$709	$1,178
Technology/technical know-how	1,628	852	776	1,516	770	746
Tradenames	795	291	504	795	265	530
Other	1,603	872	731	1,582	797	785
	$5,913	$2,791	$3,122	$5,780	$2,541	$3,239

Amortization expense charged to income was as follows:

(Stated in millions)

	2024	2023
Third Quarter	$87	$78
Nine Months	$250	$231

Based on the carrying value of intangible assets at September 30, 2024, amortization expense for the subsequent five years is estimated to be: fourth quarter of 2024—$84 million; 2025—$314 million; 2026—$304 million; 2027—$300 million; 2028—$291 million; and 2029—$278 million.

7. Long-term Debt

Long-term Debt consists of the following:

(Stated in millions)

	Sept. 30,	Dec. 31,
	2024	2023
3.90% Senior Notes due 2028	$1,476	$1,469
2.65% Senior Notes due 2030	1,250	1,250
1.375% Guaranteed Notes due 2026	1,113	1,104
2.00% Guaranteed Notes due 2032	1,107	1,098
0.25% Notes due 2027	1,002	994
0.50% Notes due 2031	1,000	992
4.30% Senior Notes due 2029	848	847
1.00% Guaranteed Notes due 2026	668	662
4.00% Senior Notes due 2025	523	523
4.50% Senior Notes due 2028	497	497
4.85% Senior Notes due 2033	497	497
5.00% Senior Notes due 2027	495	-
5.00% Senior Notes due 2029	492	-
5.00% Senior Notes due 2034	489	-
7.00% Notes due 2038	198	200
5.95% Notes due 2041	111	112
5.13% Notes due 2043	98	98
1.40% Senior Notes due 2025	-	499
	$11,864	$10,842

The estimated fair value of SLB’s Long-term Debt, based on quoted market prices at September 30, 2024 and December 31, 2023, was $11.4 billion and $10.2 billion, respectively.

There were no borrowings under the commercial paper programs at September 30, 2024 and December 31, 2023.

At September 30, 2024, SLB had committed credit facility agreements aggregating $5.0 billion with commercial banks. These committed facilities, of which $2.0 billion matures in February 2027 and $3.0 billion matures in December 2028, support commercial paper programs in the United States and Europe. There were no borrowings outstanding under these facilities at September 30, 2024 and December 31, 2023.

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

Details regarding SLB’s outstanding cross-currency interest rate swaps as of September 30, 2024, were as follows:

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

A summary of the amounts included in the Consolidated Balance Sheet relating to cross currency interest rate swaps was as follows:

	(Stated in millions)

	Sept. 30, 2024	Dec. 31, 2023
Other current assets	$11	$-
Other Assets	$39	$36
Other Liabilities	$64	$67

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

Foreign currency forward contracts were outstanding for the US dollar equivalent of $7.1 billion and $5.4 billion in various foreign currencies as of September 30, 2024 and December 31, 2023, respectively.

Other than the previously mentioned cross-currency interest rate swaps, the fair value of the other outstanding derivatives was not material as of September 30, 2024 and December 31, 2023.

The effect of derivative instruments designated as cash flow hedges, and those not designated as hedges, on the Consolidated Statement of Income was as follows:

			(Stated in millions)

	Gain (Loss) Recognized in Income
	Third Quarter		Nine Months
	2024	2023	2024	2023	Consolidated Statement of Income Classification
Derivatives designated as cash flow hedges:
Cross-currency interest rate swaps	$193	$(159)	$47	$(27)	Cost of services/sales
Cross-currency interest rate swaps	(21)	(22)	(65)	(66)	Interest expense
Commodity contracts	-	(5)	(10)	2	Revenue
Foreign exchange contracts	10	7	12	14	Cost of services/sales
Foreign exchange contracts	(8)	-	(6)	-	Revenue
	$174	$(179)	$(22)	$(77)
Derivatives not designated as hedges:
Foreign exchange contracts	$(13)	$5	$10	$(21)	Cost of services/sales

SLB has issued credit default swaps (“CDSs”) to certain third-party financial institutions that have an aggregate notional amount outstanding of approximately $1.0 billion as of September 30, 2024. The CDSs relate to borrowings provided by the financial institutions to SLB’s primary customer in Mexico. The borrowings were used by this customer to pay certain of SLB’s outstanding receivables. Approximately $0.4 billion of the outstanding CDSs reduces on a monthly basis over its remaining 17-month term while the remaining $0.6 billion reduces on a monthly basis over its remaining 21-month term. The fair value of these derivative liabilities was not material at September 30, 2024.

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

10. Segment Information

		(Stated in millions)

	Third Quarter 2024		Third Quarter 2023
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,088	$386	$982	$314
Reservoir Performance	1,823	367	1,680	344
Well Construction	3,312	714	3,430	759
Production Systems	3,103	519	2,367	319
Eliminations & other	(167)	(84)	(149)	(53)
		1,902		1,683
Corporate & other (1)		(187)		(182)
Interest income (2)		36		20
Interest expense (3)		(132)		(126)
Charges and credits (4)		(112)		-
	$9,159	$1,507	$8,310	$1,395

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($16 million in 2024; $3 million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($4 million in 2024; $4 million in 2023).
(4)
See Note 2 – Charges and Credits.

		(Stated in millions)

	Nine Months 2024		Nine Months 2023
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$3,091	$965	$2,822	$901
Reservoir Performance	5,368	1,082	4,826	892
Well Construction	10,090	2,145	10,052	2,162
Production Systems	8,946	1,392	6,888	802
Eliminations & other	(490)	(180)	(443)	(102)
		5,404		4,655
Corporate & other (1)		(568)		(536)
Interest income (2)		98		57
Interest expense (3)		(370)		(363)
Charges and credits (4)		(279)		36
	$27,005	$4,285	$24,145	$3,849

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($31 million in 2024; $2 million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($13 million in 2024 ; $10 million in 2023).
(4)
See Note 2 – Charges and Credits.

Revenue by geographic area was as follows:

			(Stated in millions)

	Third Quarter		Nine Months
	2024	2023	2024	2023
North America	$1,687	$1,643	$4,929	$5,086
Latin America	1,689	1,681	5,084	4,923
Europe & Africa (1)	2,434	2,091	7,199	6,095
Middle East & Asia	3,302	2,842	9,650	7,877
Other	47	53	143	164
	$9,159	$8,310	$27,005	$24,145

(1)
Includes Russia and the Caspian region.

North America and International revenue disaggregated by segment was as follows:

			(Stated in millions)

	Third Quarter 2024
	North
	America	International	Other	Total
Digital & Integration	$258	$830	$-	$1,088
Reservoir Performance	145	1,676	2	1,823
Well Construction	581	2,675	56	3,312
Production Systems	723	2,373	7	3,103
Eliminations & other	(20)	(129)	(18)	(167)
	$1,687	$7,425	$47	$9,159

	Third Quarter 2023
	North
	America	International	Other	Total
Digital & Integration	$242	$737	$3	$982
Reservoir Performance	125	1,554	1	1,680
Well Construction	663	2,707	60	3,430
Production Systems	626	1,740	1	2,367
Eliminations & other	(13)	(124)	(12)	(149)
	$1,643	$6,614	$53	$8,310

	Nine Months 2024
	North
	America	International	Other	Total
Digital & Integration	$784	$2,303	$4	$3,091
Reservoir Performance	409	4,952	7	5,368
Well Construction	1,776	8,151	163	10,090
Production Systems	2,009	6,915	22	8,946
Eliminations & other	(49)	(388)	(53)	(490)
	$4,929	$21,933	$143	$27,005

	Nine Months 2023
	North
	America	International	Other	Total
Digital & Integration	$727	$2,091	$4	$2,822
Reservoir Performance	375	4,446	5	4,826
Well Construction	2,095	7,782	175	10,052
Production Systems	1,931	4,943	14	6,888
Eliminations & other	(42)	(367)	(34)	(443)
	$5,086	$18,895	$164	$24,145

Revenue in excess of billings related to contracts where revenue is recognized over time was $0.4 billion at both September 30, 2024 and December 31, 2023. Such amounts are included within Receivables less allowance for doubtful accounts in the Consolidated Balance Sheet.

Total backlog was $5.2 billion at September 30, 2024, of which approximately 60% is expected to be recognized as revenue over the next 12 months.

Billings and cash collections in excess of revenue was $2.0 billion at both September 30, 2024 and December 31, 2023. Such amounts are included within Accounts payable and accrued liabilities in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 2024 Compared to Second Quarter 2024

		(Stated in millions)

	Third Quarter 2024		Second Quarter 2024
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$1,088	$386	$1,050	$325
Reservoir Performance	1,823	367	1,819	376
Well Construction	3,312	714	3,411	742
Production Systems	3,103	519	3,025	473
Eliminations & other	(167)	(84)	(166)	(62)
		1,902		1,854
Corporate & other (1)		(187)		(191)
Interest income (2)		36		29
Interest expense (3)		(132)		(129)
Charges and credits (4)		(112)		(142)
	$9,159	$1,507	$9,139	$1,421

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($16 million in the third quarter of 2024; $9 million in the second quarter of 2024).
(3)
Interest expense excludes amounts that are included in the segments’ income ($4 million in the third quarter of 2024; $3 million in the second quarter of 2024).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

SLB delivered strong third-quarter 2024 results, achieving earnings growth and margin expansion due to its ongoing focus on cost optimization, greater adoption of SLB’s digital products and solutions, and the contribution of long-cycle projects in deepwater and gas.

This performance was achieved despite an environment where short-cycle activity growth softened, and some international producers exercised cautious spending triggered by lower oil prices and ample global supply, while land activity in the US remained subdued. Third-quarter 2024 global revenue of $9.2 billion was essentially flat with the second quarter of 2024. Revenue grew sequentially in the Middle East & Asia and offshore North America but was offset by a decline in Latin America, while Europe & Africa revenue was flat sequentially.

Although some customers have adopted a more cautious approach to their near-term capital expenditures and discretionary spending amid lower commodity prices, most projects are progressing as planned. Recent geopolitical events have further highlighted the importance of long-term energy security and reducing potential supply disruptions. SLB is well-positioned to navigate the evolving market conditions by leveraging its unique exposure to long-cycle projects in international, deepwater, and gas markets.

Digital & Integration

Digital & Integration revenue of $1.1 billion increased 4% sequentially due to higher digital revenue while Asset Performance Solutions (“APS”) revenue was flat. Digital revenue grew 7% sequentially driven by the increased adoption internationally of our cloud, AI, and edge technology platforms.

Digital & Integration pretax operating margin of 36% expanded 456 basis points (“bps”) sequentially, mostly due to improved profitability in digital, following higher uptake of digital products and solutions and cost efficiencies.

Reservoir Performance

Reservoir Performance revenue of $1.8 billion was flat sequentially as revenue grew in offshore North America and Latin America, offset by declines in Europe & Africa and Middle East & Asia.

Reservoir Performance pretax operating margin of 20% contracted 53 bps sequentially largely due to lower profitability in evaluation.

Well Construction

Well Construction revenue of $3.3 billion declined 3% sequentially on lower revenue in measurements and fluids driven by lower drilling activity in Latin America, US land, and Saudi Arabia.

Well Construction pretax operating margin of 22% declined 19 bps sequentially due to reduced activity both in North America and internationally.

Production Systems

Production Systems revenue of $3.1 billion increased 3% sequentially with growth primarily driven by higher sales of surface production systems and completions.

Production Systems pretax operating margin of 17% expanded 110 bps sequentially with improved profitability in surface production systems, completions, and artificial lift.

Nine Months 2024 Compared to Nine Months 2023

		(Stated in millions)

	Nine Months 2024		Nine Months 2023
		Income		Income
	Revenue	Before Taxes	Revenue	Before Taxes
Digital & Integration	$3,091	$965	$2,822	$901
Reservoir Performance	5,368	1,082	4,826	892
Well Construction	10,090	2,145	10,052	2,162
Production Systems	8,946	1,392	6,888	802
Eliminations & other	(490)	(180)	(443)	(102)
		5,404		4,655
Corporate & other (1)		(568)		(536)
Interest income (2)		98		57
Interest expense (3)		(370)		(363)
Charges and credits (4)		(279)		36
	$27,005	$4,285	$24,145	$3,849

(1)
Comprised principally of certain corporate expenses not allocated to the segments, stock-based compensation costs, amortization expense associated with certain intangible assets, certain centrally managed initiatives and other nonoperating items.
(2)
Interest income excludes amounts that are included in the segments’ income ($31 million in 2024; $2 million in 2023).
(3)
Interest expense excludes amounts that are included in the segments’ income ($13 million in 2024; $10 million in 2023).
(4)
Charges and credits are described in detail in Note 2 to the Consolidated Financial Statements.

Nine-month 2024 revenue of $27.0 billion increased 12% year on year. Approximately 50% of the year on year revenue increase came from the acquisition of the Aker Solutions subsea business ("Aker") in the fourth quarter of 2023.

International revenue grew by 16% year on year. Excluding the contribution of the acquired Aker subsea business, international revenue increased by 8% primarily driven by higher activity in the Middle East & Asia. North America revenue decreased by 3% due to lower drilling in US land.

Digital & Integration

Digital & Integration revenue of $3.1 billion increased 10% year on year due to digital revenue growing in line with SLB’s ambition of full-year growth in the high teens.

Digital & Integration pretax operating margin of 31% declined 69 bps year on year primarily due to the effects of higher APS amortization expense and lower gas prices.

Reservoir Performance

Reservoir Performance revenue of $5.4 billion increased 11% year on year due to increased stimulation and intervention activity, with approximately 75% of the revenue growth coming from the Middle East & Asia.

Reservoir Performance pretax operating margin of 20% expanded 167 bps year on year due to improved profitability in the international markets driven by higher activity and improved pricing from increased technology intensity.

Well Construction

Well Construction revenue of $10.1 billion was essentially flat year on year. International revenue grew 5%, primarily in the Middle East & Asia, largely offset by a 15% reduction in North America largely due to lower drilling activity in US land.

Well Construction pretax operating margin of 21% was essentially flat year on year.

Production Systems

Production Systems revenue of $8.9 billion increased 30% year on year mainly due to the acquisition of the Aker subsea business. Excluding the effects of the Aker subsea acquisition, revenue grew by 8% year on year driven by strong international sales across the portfolio.

Production Systems pretax operating margin of 16% expanded 391 bps year on year driven by a favorable activity mix, execution efficiency, and conversion of improved-price backlog.

Interest and Other Income

Interest & other income consisted of the following:

(Stated in millions)

	Third Quarter	Second Quarter	Nine Months
	2024	2024	2024	2023
Earnings of equity method investments	$44	$47	$136	$152
Interest income	52	38	129	59
Gain on sale of Liberty shares	-	-	-	36
	$96	$85	$265	$247

Interest income was $52 million for the third quarter of 2024 and increased $14 million as compared to the second quarter of 2024. This increase was driven by higher cash and short-term investment balances.

Interest income was $129 million for the first nine months of 2024 and increased $70 million as compared to the first nine months of 2023. This increase was primarily driven by higher average cash and short-term investment balances as well as increased interest rates.

Other

Research & engineering and General & administrative expenses, as a percentage of Revenue, for the third quarter and second quarter of 2024 and the first nine months of 2024 and 2023 were as follows:

	Third	Second
	Quarter	Quarter	Nine Months
	2024	2024	2024	2023
Research & engineering	2.0%	2.1%	2.1%	2.2%
General & administrative	1.0%	1.0%	1.1%	1.1%

Charges and Credits

SLB recorded charges and credits during the first nine months of 2024 and the first quarter of 2023. These charges and credits, which are summarized below, are more fully described in Note 2 to the Consolidated Financial Statements. SLB did not record any charges or credits during the second and third quarters of 2023.

2024:

	(Stated in millions)

			Noncontrolling
	Pretax Charge	Tax Benefit	Interests	Net
First quarter:
Merger & integration	$25	$6	$5	$14
Second quarter:
Workforce reductions	111	17	-	94
Merger & integration	31	5	8	18
Third quarter:
Workforce reductions	65	10	-	55
Merger & integration	47	10	7	30
	$279	$48	$20	$211

2023:

	(Stated in millions)

	Pretax Credit	Tax Expense	Net
First quarter:
Gain on sale of Liberty shares	$(36)	$(8)	$(28)

Liquidity and Capital Resources

Details of the components of liquidity as well as changes in liquidity are as follows:

	(Stated in millions)

	Sept. 30,	Sept. 30,	Dec. 31,
Components of Liquidity:	2024	2023	2023
Cash	$3,086	$2,488	$2,900
Short-term investments	1,376	1,247	1,089
Short-term borrowings and current portion of long-term debt	(1,059)	(1,998)	(1,123)
Long-term debt	(11,864)	(11,147)	(10,842)
Net debt (1)	$(8,461)	$(9,410)	$(7,976)

	Nine Months Ended Sept. 30,
Changes in Liquidity:	2024	2023
Net income	$3,461	$3,127
Charges and credits	279	(36)
Depreciation and amortization (2)	1,871	1,703
Earnings of equity method investments, less dividends received	(9)	(120)
Deferred taxes	32	94
Stock-based compensation expense	244	218
Increase in working capital	(1,731)	(1,353)
Other	65	(18)
Cash flow from operations	4,212	3,615
Capital expenditures	(1,322)	(1,345)
APS investments	(390)	(391)
Exploration data costs capitalized	(141)	(121)
Free cash flow (3)	2,359	1,758
Dividends paid	(1,144)	(961)
Stock repurchase program	(1,236)	(594)
Proceeds from employee stock plans	219	191
Proceeds from stock options	25	85
Taxes paid on net settled stock-based compensation awards	(86)	(162)
Business acquisitions and investments, net of cash acquired	(552)	(280)
Proceeds from sale of Liberty shares	-	137
Purchase of Blue Chip Swap securities	(136)	(169)
Proceeds from sale of Blue Chip securities	92	91
Other	27	(194)
Increase in net debt before impact of changes in foreign exchange rates	(432)	(98)
Impact of changes in foreign exchange rates on net debt	(53)	20
Increase in net debt	(485)	(78)
Net debt, beginning of period (1)	(7,976)	(9,332)
Net debt, end of period (1)	$(8,461)	$(9,410)

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

Key liquidity events during the first nine months of 2024 and 2023 included:

•
Capital investments (consisting of capital expenditures, APS investments and exploration data capitalized) were $1.9 billion during both the first nine months of 2024 and the first nine months of 2023. Capital investments for the full year 2024 are expected to be approximately $2.6 billion, which is the same level as the full year 2023.
•
In January 2024, SLB announced a 10% increase to its quarterly cash dividend from $0.25 per share of outstanding common stock to $0.275 per share, beginning with the dividend payable in April 2024. Dividends paid during the first nine months of 2024 and 2023 were $1.1 billion and $961 million, respectively.
•
As of September 30, 2024, SLB had cumulatively repurchased approximately $3.0 billion of SLB common stock under its $10 billion share repurchase program.

The following table summarizes the activity under the share repurchase program:

(Stated in millions, except per share amounts)

	Total cost	Total number	Average price
	of shares	of shares	paid per
	purchased	purchased	share
Nine months ended September 30, 2024	$1,236	26.6	$46.47
Nine months ended September 30, 2023	$594	11.5	$51.66

•
During the second quarter of 2024, SLB issued $500 million of 5.00% Senior Notes due 2027, $500 million of 5.00% Senior Notes due 2029, and $500 million of 5.00% Senior Notes due 2034.
•
During the second quarter of 2024, SLB and Aker Carbon Capture ASA (“ACC”) announced the closing of their previously announced joint venture. The new company, SLB Capturi™, combines technology portfolios, expertise, and operation platforms to support accelerated carbon capture adoption for industrial decarbonization at scale. At closing, SLB paid NOK 4.1 billion ($0.4 billion) in cash to ACC for the purchase of 80% of the shares in Aker Carbon Capture Holdings AS (“ACCH”), which held the business of ACC. ACC is also entitled to performance-based payments of up to NOK 1.4 billion if certain targets are met over the period from 2025 to 2027.

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

As of September 30, 2024, SLB had $4.5 billion of cash and short-term investments on hand and committed debt facility agreements with commercial banks aggregating $5.0 billion, all of which was available. SLB believes these amounts are sufficient to meet future business requirements for at least the next 12 months and beyond.

SLB has a global footprint in more than 100 countries. As of September 30, 2024, only three of those countries individually accounted for greater than 5% of SLB’s net receivable balance. Only one of these countries, the United States, represented greater than 10% of such receivables. As of September 30, 2024, Mexico represented 9% of SLB's net accounts receivable balance. (See Note 8 to the Consolidated Financial Statements). SLB’s receivables from its primary customer in Mexico are not in dispute and SLB has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

On October 17, 2024, SLB entered into a definitive agreement to sell its interest in the Palliser APS project in Canada. Under the terms of the agreement, SLB will receive cash proceeds of approximately $430 million, subject to closing adjustments that are typical for such a transaction. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close late in the fourth quarter of 2024. SLB recorded revenue of approximately $0.4 billion during the nine months ended September 30, 2024 relating to this project.

FORWARD-LOOKING STATEMENTS

This third-quarter 2024 Form 10-Q, as well as other statements we make, contain “forward-looking statements” within the meaning of the federal securities laws, which include any statements that are not historical facts. Such statements often contain words such as “expect,” “may,” “can,” “believe,” “predict,” “plan,” “potential,” “projected,” “projections,” “precursor,” “forecast,” “outlook,” “expectations,” “estimate,” “intend,” “anticipate,” “ambition,” “goal,” “target,” “scheduled,” “think,” “should,” “could,” “would,” “will,” “see,” “likely,” and other similar words. Forward-looking statements address matters that are, to varying degrees, uncertain, such as statements about SLB’s financial and performance targets and other forecasts or expectations regarding, or dependent on, its business outlook; growth for SLB as a whole and for each of its Divisions (and for specified business lines, geographic areas, or technologies within each Division); oil and natural gas demand and production growth; oil and natural gas prices; forecasts or expectations regarding energy transition and global climate change; improvements in operating procedures and technology; capital expenditures by SLB and the oil and gas industry; the business strategies of SLB, including digital and “fit for basin,” as well as the strategies of SLB’s customers; -SLB’s capital allocation plans, including dividend plans and share repurchase programs;  ~~-~~SLB’s APS projects, joint ventures, and other alliances; the impact of the ongoing conflict in Ukraine on global energy supply; access to raw materials; future global economic and geopolitical conditions; future liquidity, including free cash flow; and future results of operations, such as margin levels. These statements are subject to risks and uncertainties, including, but not limited to, changing global economic and geopolitical conditions; changes in exploration and production spending by SLB’s customers, and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of SLB’s customers and suppliers; SLB’s inability to achieve its financial and performance targets and other forecasts and expectations; SLB’s inability to achieve net-zero carbon emissions goals or interim emissions reduction goals; general economic, geopolitical and business conditions in key regions of the world; the ongoing conflict in Ukraine; foreign currency risk; inflation; changes in monetary policy by governments; pricing pressure; weather and seasonal factors; unfavorable effects of health pandemics; availability and cost of raw materials; operational modifications, delays or cancellations; challenges in SLB’s supply chain; production declines; the extent of future charges; SLB’s inability to recognize efficiencies and other intended benefits from its business strategies and initiatives, such as digital or new energy, as well as its cost reduction strategies; changes in government regulations and regulatory requirements, including those related to offshore oil and gas exploration, radioactive sources, explosives, chemicals, and climate-related initiatives; the inability of technology to meet new challenges in exploration; the competitiveness of alternative energy sources or product substitutes; and other risks and uncertainties detailed in this Form 10-Q and our most recent Form 10-K and Forms 8-K filed with or furnished to the SEC.

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

If one or more of these or other risks or uncertainties materialize (or the consequences of any such development changes), or should our underlying assumptions prove incorrect, actual results or outcomes may vary materially from those reflected in our forward-looking statements. Forward-looking and other statements in this Form 10-Q regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Statements in this Form 10-Q are made as of October 23, 2024, and SLB disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events, or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On January 21, 2016, the SLB Board of Directors approved a $10 billion share repurchase program for SLB common stock. As of September 30, 2024, SLB had repurchased approximately $3.0 billion of SLB common stock under this program.

SLB's common stock repurchase activity for the three months ended September 30, 2024 was as follows:

	(Stated in thousands, except per share amounts)

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum value of shares that may yet be purchased under the plans or programs
July 2024	3,352.6	$47.49	3,352.6	$7,384,022
August 2024	3,967.6	$44.48	3,967.6	$7,207,547
September 2024	3,964.5	$41.63	3,964.5	$7,042,499
	11,284.7	$44.37	11,284.7

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

SLB’s residual transactions or dealings with the government of Iran during the third quarter of 2024 consisted of payments of taxes and other typical governmental charges. Certain non-US subsidiaries of SLB maintain depository accounts at the Dubai branch of Bank Saderat Iran (“Saderat”), and at Bank Tejarat (“Tejarat”) in Tehran and in Kish for the deposit by NIOC of amounts owed to non-US subsidiaries of SLB for prior services rendered in Iran and for the maintenance of such amounts previously received. One non-US subsidiary also maintained an account at Tejarat for payment of local expenses such as taxes. SLB anticipates that it will discontinue dealings with Saderat and Tejarat following the receipt of all amounts owed to SLB for prior services rendered in Iran.

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

SCHLUMBERGER LIMITED
Date:	October 23, 2024	/s/ Howard Guild
Howard Guild
Chief Accounting Officer and Duly Authorized Signatory